Form 10-Q
period 2021-03-31
Owl Rock Core Income Corp.
filed 2021-05-14
CIK 1812554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐  NO ☒

As of May 13, 2021, the registrant had 743,445 shares of Class S common stock,1,088,704 shares of Class D common stock, and 8,129,713 shares of Class I common stock, each with a par value per share of $0.01, outstanding.

i

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

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;
•	our contractual arrangements and relationships with third parties;
•	the ability of our portfolio companies to achieve their objectives;
•	competition with other entities and our affiliates for investment opportunities;
•	the speculative and illiquid nature of our investments;
•	the use of borrowed money to finance a portion of our investments as well as any estimates regarding potential use of leverage;
•	the adequacy of our financing sources and working capital;
•	the loss of key personnel;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of Owl Rock Capital Advisors LLC (“the Adviser” or “our Adviser”) to locate suitable investments for us and to monitor and administer our investments;
•	the ability of the Adviser to attract and retain highly talented professionals;
•

our ability to qualify for and maintain our tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);

•

the effect of legal, tax and regulatory changes including the Coronavirus Aid, Relief and Economic Security Act signed into law in December 2020 and the American Rescue Plan Act of 2021, signed into law in March 2021; and

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Core Income Corp.

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
Assets
Investments at fair value (amortized cost of $70,797 and $14,378, respectively)	$70,826	$14,376
Cash	23,355	8,153
Interest receivable	87	60
Due from Adviser	202	—
Receivable for investments sold	6,225	—
Prepaid expenses and other assets	1	21
Total Assets	$100,696	$22,610
Liabilities
Debt	$32,000	$10,000
Distribution payable	210	—
Payable for investments purchased	30,186	—
Payables to affiliates	—	191
Accrued expenses and other liabilities	386	146
Total Liabilities	62,782	10,337
Commitments and contingencies (Note 7)
Net Assets
Class S Common shares $0.01 par value, 1,000,000,000 shares authorized; 0 and 0 shares issued and outstanding, respectively	—	—
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 323,542 and 0 shares issued and outstanding, respectively	3	—
Class I Common shares $0.01 par value, 1,000,000,000 shares authorized; 3,771,020 and 1,300,100 shares issued and outstanding, respectively	38	13
Additional paid-in-capital	38,268	12,420
Distributable earnings (losses)	(395)	(160)
Total Net Assets	37,914	12,273
Total Liabilities and Net Assets	$100,696	$22,610
Net Asset Value Per Class S Share(1)	—	—
Net Asset Value Per Class D Share(1)	$9.24	—
Net Asset Value Per Class I Share	$9.26	$9.44

________________

(1)	There were no Class S shares of common stock outstanding as of March 31, 2021 and December 31, 2020. There were no Class D shares of common stock outstanding as of December 31, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Core Income Corp.

Consolidated Statement of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Three Months Ended March 31, 2021
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$340
Other income	6
Total investment income from non-controlled, non-affiliated investments	346
Total Investment Income	346
Operating Expenses
Initial organization	273
Interest expense	71
Management fees	52
Professional fees	286
Directors' fees	245
Shareholder servicing fees	1
Other general and administrative	367
Total Operating Expenses	1,295
Management fees waived (Note 3)	(52)
Expense support (Note 3)	(822)
Net Operating Expenses	421
Net Investment Income (Loss)	$(75)
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$42
Translation of assets and liabilities in foreign currencies	(11)
Total Net Change in Unrealized Gain (Loss)	31
Net realized gain (loss):
Non-controlled, non-affiliated investments	7
Foreign currency transactions	12
Total Net Realized Gain (Loss)	19
Total Net Realized and Change in Unrealized Gain (Loss)	50
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$(25)
Net Increase (Decrease) in Net Assets Resulting from Operations Per Share of Class S Common Stock	$—
Net Increase (Decrease) in Net Assets Resulting from Operations Per Share of Class D Common Stock	$9
Net Increase (Decrease) in Net Assets Resulting from Operations Per Share of Class I Common Stock	$(34)
Earnings Per Share - Basic and Diluted of Class S Common Stock(1)	$—
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	-
Earnings Per Share - Basic and Diluted of Class D Common Stock	$0.08
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted	113,773
Earnings Per Share - Basic and Diluted of Class I Common Stock	$(0.02)
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	2,168,995

________________

(1)	There were no Class S shares of common stock outstanding during the three months ended March 31, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Core Income Corp.

Consolidated Schedule of Investments

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(13)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(19)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(5)
Aerospace and Defense
Peraton Corp.(6)(15)	First lien senior secured loan	L + 3.75%	2/1/2028	1,812	1,802	1,810	4.8%
				1,812	1,802	1,810	4.8%
Business services
Hercules Borrower, LLC (dba The Vincit Group)(8)	First lien senior secured loan	L + 6.50%	12/15/2026	$822	$810	$814	2.1%
Hercules Borrower LLC (dba The Vincit Group)(10)(11)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	—	(1)	(1)	—
Hercules Buyer, LLC (dba The Vincit Group)(14)(20)	Unsecured notes	0.48% (PIK)	12/14/2029	24	24	24	—
Packers Holdings, LLC(7)(15)	First lien senior secured loan	L + 3.25%	3/9/2028	4,301	4,280	4,249	11.2
				5,147	5,113	5,086	13.3%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(8)	Second lien senior secured loan	L + 7.75%	11/24/2028	1,000	986	990	2.6%
Gaylord Chemical Company, L.L.C(6)	First lien senior secured loan	L + 6.00%	3/30/2027	9,209	9,117	9,117	24.0%
Gaylord Chemical Company, L.L.C(10)(11)	First lien senior secured revolving loan	L + 6.00%	3/30/2026	—	(8)	(8)	—%
				10,209	10,095	10,099	26.6%
Consumer products
Olaplex, Inc.(6)	First lien senior secured loan	L + 6.50%	1/8/2026	987	978	982	2.6%
				987	978	982	2.6%
Distribution
Individual Foodservice Holdings, LLC(8)	First lien senior secured loan	L + 6.25%	11/22/2025	1,315	1,296	1,301	3.4%
Individual Foodservice Holdings, LLC(8)(10)(12)	First lien senior secured delayed draw term loan	L + 6.25%	6/30/2022	9	8	8	—%
Individual Foodservice Holdings, LLC(6)(10)	First lien senior secured revolving loan	L + 6.25%	11/22/2024	15	14	14	—
				1,339	1,318	1,323	3.4%
Education
Cambium Learning Group(7)(17)	First lien senior secured loan	L + 4.50%	12/18/2025	7,479	7,461	7,461	19.7%
				7,479	7,461	7,461	19.7%
Financial Services
AxiomSL Group, Inc.(7)	First lien senior secured loan	L + 6.50%	12/3/2027	1,783	1,757	1,775	4.7%
AxiomSL Group, Inc.(10)(11)	First lien senior secured revolving loan	L + 6.50%	12/3/2025	—	(3)	(1)	—
Hg Saturn Luchaco Limited(16)(21)	Unsecured facility	G + 7.50% (PIK)	3/30/2026	2,070	2,055	2,044	5.4
				3,853	3,809	3,818	10.1%
Food and Beverage
Shearer's Foods, LLC(7)(15)	First lien senior secured loan	L + 3.50%	9/23/2027	10,973	10,973	10,943	28.9%
				10,973	10,973	10,943	28.9%

Owl Rock Core Income Corp.

Consolidated Schedule of Investments (Continued)

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(13)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(19)	Fair Value	Percentage of Net Assets
Healthcare equipment and services
Packaging Coordinators Midco, Inc.(8)	Second lien senior secured loan	L + 8.25%	11/30/2028	2,418	2,371	2,382	6.3%
PATRIOT ACQUISITION TOPCO S.A.R.L. (dba Corza Health, Inc.)(7)	First lien senior secured loan	L + 6.75%	1/29/2028	866	851	850	2.3%
PATRIOT ACQUISITION TOPCO S.A.R.L. (dba Corza Health, Inc.)(10)(11)	First lien senior secured revolving loan	L + 6.75%	1/29/2026	—	(2)	(2)	—%
				3,284	3,220	3,230	8.6%
Healthcare providers and services
Refresh Parent Holdings, Inc.(7)	First lien senior secured loan	L + 6.50%	12/9/2026	1,195	1,178	1,183	3.1
Refresh Parent Holdings, Inc.(7)(10)(12)	First lien senior secured delayed draw term loan	L + 6.50%	6/9/2022	214	208	212	0.6
Refresh Parent Holdings, Inc.(10)(11)	First lien senior secured revolving loan	L + 6.50%	12/9/2026	—	(2)	(1)	—
				1,409	1,384	1,394	3.7%
Healthcare technology
Project Ruby Ultimate Parent Corp. (dba Wellsky)(6)	First lien senior secured loan	L + 3.25%	2/9/2024	4,500	4,478	4,478	11.8%
				4,500	4,478	4,478	11.8%
Household products
Walker Edison Furniture Company LLC(7)	First lien senior secured loan	L + 5.75%	3/31/2027	10,000	9,850	9,850	26.0%
				10,000	9,850	9,850	26.0%
Insurance
Peter C. Foy & Associated Insurance Services, LLC(8)	First lien senior secured loan	L + 6.50%	3/31/2026	62	62	62	0.1%
Peter C. Foy & Associated Insurance Services, LLC(8)(10)(12)	First lien senior secured delayed draw term loan C	L + 6.25%	9/30/2021	8	8	8	—
Peter C. Foy & Associated Insurance Services, LLC(10)(11)(12)	First lien senior secured delayed draw term loan D	L + 6.50%	9/12/2022	—	(11)	—	—
Peter C. Foy & Associated Insurance Services, LLC(8)(10)	First lien senior secured revolving loan	L + 6.50%	3/31/2026	1	1	1	—
				71	60	71	0.1%
Internet software and services
BCTO BSI Buyer, Inc. (dba Buildertrend)(7)	First lien senior secured loan	L + 7.00%	12/23/2026	893	884	888	2.3%
BCTO BSI Buyer, Inc. (dba Buildertrend)(10)(11)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	—	(1)	(1)	—
BCPE Nucleon (DE) SPV, LP(8)	First lien senior secured loan	L + 7.00%	9/24/2026	1,333	1,314	1,320	3.5
Granicus, Inc.(8)	First lien senior secured loan	L + 6.50%	1/29/2027	1,437	1,403	1,404	3.7
Granicus, Inc.(10)(11)(12)	First lien senior secured delayed draw term loan	L + 6.50%	1/30/2023	—	(7)	(6)	—
Granicus, Inc.(10)(11)	First lien senior secured revolving loan	L + 6.50%	1/29/2027	—	(4)	(4)	—
				3,663	3,589	3,601	9.5%

Owl Rock Core Income Corp.

Consolidated Schedule of Investments (Continued)

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(13)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(19)	Fair Value	Percentage of Net Assets
Manufacturing
ACR Group Borrower, LLC(7)	First lien senior secured loan	L + 4.50%	3/31/2028	4,125	4,063	4,063	10.7%
ACR Group Borrower, LLC(10)(11)	First lien senior secured revolving loan	L + 4.50%	3/31/2028	—	(13)	(13)	—%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)	Second lien senior secured loan	L + 8.25%	12/28/2028	900	878	882	2.3%
				5,025	4,928	4,932	13.0%
Telecommunications
Park Place Technologies, LLC(6)	First lien senior secured loan	L + 5.00%	11/10/2027	1,000	962	970	2.6%
				1,000	962	970	2.6%
Total non-controlled/non-affiliated portfolio company debt investments				$70,751	$70,020	$70,048	184.7%
Equity Investments
Business services
Hercules Buyer, LLC (dba The Vincit Group)(9)(14)(18)	Common Units	N/A	N/A	10,000	10	12	—%
				10,000	10	12	—%
Healthcare equipment and services
KPCI Holdings, L.P.(9)(18)	LP Interest	N/A	N/A	313	313	313	0.8%
Patriot Holdings SCSp (dba Corza Health, Inc.)(9)	Class A Units	8.00% PIK	N/A	46	46	46	0.1
Patriot Holdings SCSp (dba Corza Health, Inc.)(9)(18)	Class B Units	N/A	N/A	—	—	—	—
				359	359	359	0.8%
Healthcare providers and services
Restore OMH Intermediate Holdings, Inc.(9)	Senior Preferred Stock	13.00% PIK	N/A	308	308	307	0.8%
				308	308	307	0.8%
Insurance
PCF Holdco, LLC(9)(10)(18)	Class A Units	N/A	N/A	—	—	—	—%
				—	—	—	—%
Manufacturing
Gloves Holding, LP (dba Protective Industrial Products)(9)(18)	LP Interest	N/A	N/A	100	100	100	0.3%
				100	100	100	0.3%
Total non-controlled/non-affiliated portfolio company equity investments					$777	$778	1.9%
Total Investments					$70,797	$70,826	186.6%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)

Unless otherwise indicated, all investments are non-controlled, non-affiliated investments.  Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(3)	Unless otherwise indicated, all investments are considered Level 3 investments.
(4)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)

Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include

Owl Rock Core Income Corp.

Consolidated Schedule of Investments (Continued)

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

one-, two-, three- or six-month LIBOR), British pound sterling LIBOR (“GBPLIBOR” or “G”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2021 was 0.11%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2021 was 0.19%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2021 was 0.21%.
(9)

Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted security” under the Securities Act. As of March 31, 2021, the aggregate fair value of these securities is $0.8 million, or 1.9% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
Hercules Buyer, LLC	Common Units	December 15, 2020
KPCI Holdings, L.P.	LP Interest	November 30, 2020
Restore OMH Intermediate Holdings, Inc.	Senior Preferred Stock	December 9, 2020
PCF Holdco, LLC	Class A Units	March 30, 2021
Gloves Holding, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
(10)	Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
(11)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(12)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(13)

Unless otherwise indicated, all investments represent co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”

(14)	We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(15)	Level 2 investment.
(16)

This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2021, non-qualifying assets represented 2.0% of total assets as calculated in accordance with the regulatory requirements.

(17)

This portfolio company was not a co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission.

(18)	Investment is non-income producing.
(19)

As of March 31, 2021, the net estimated unrealized gain on investments for U.S. federal income tax purposes was $29 thousand based on a tax cost basis of $70.8 million. As of March 31, 2021, the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $103 thousand and the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $74 thousand.

(20)	Investment does not contain a variable rate structure.
(21)	The interest rate on this loan is subject to 6 month GBPLIBOR, which as of March 31, 2021 was 0.11%.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Core Income Corp.

Consolidated Schedule of Investments

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(14)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(6)
Business services
Hercules Borrower, LLC(dba The Vincit Group)(9)	First lien senior secured loan	L + 6.50%	12/15/2026	$822	$810	$810	6.6%
Hercules Borrower LLC (dba The Vincit Group)(11)(12)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	—	(1)	(1)	—
Hercules Buyer, LLC (dba The Vincit Group)(15)	Unsecured notes	0.48% (PIK)	12/14/2029	22	22	22	0.1
				844	831	831	6.7%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(9)	Second lien senior secured loan	L + 7.75%	11/24/2028	1,000	985	984	8.0%
				1,000	985	984	8.0%
Consumer products
Olaplex, Inc.(7)	First lien senior secured loan	L + 6.50%	1/8/2026	994	984	984	8.0%
				994	984	984	8.0%
Distribution
Individual Foodservice Holdings, LLC(9)	First lien senior secured loan	L + 6.25%	11/22/2025	1,318	1,298	1,298	10.6%
Individual Foodservice Holdings, LLC(11)(12)(13)	First lien senior secured delayed draw term loan	L + 6.25%	6/30/2022	—	(1)	(1)	—
Individual Foodservice Holdings, LLC(9)(11)	First lien senior secured revolving loan	L + 6.25%	11/22/2024	19	17	17	0.1
				1,337	1,314	1,314	10.7%
Financial Services
AxiomSL Group, Inc.(8)	First lien senior secured loan	L + 6.50%	12/3/2027	1,788	1,761	1,761	14.3%
AxiomSL Group, Inc.(11)(12)	First lien senior secured revolving loan	L + 6.50%	12/3/2025	—	(3)	(3)	—
				1,788	1,758	1,758	14.3%
Healthcare equipment and services
Packaging Coordinators Midco, Inc.(9)	Second lien senior secured loan	L + 8.25%	11/30/2028	2,418	2,370	2,370	19.3%
				2,418	2,370	2,370	19.3%
Healthcare providers and services
Refresh Parent Holdings, Inc.(8)	First lien senior secured loan	L + 6.50%	12/9/2026	1,198	1,180	1,180	9.6
Refresh Parent Holdings, Inc.(11)(12)(13)	First lien senior secured delayed draw term loan	L + 6.50%	6/9/2022	—	(1)	(1)	—
Refresh Parent Holdings, Inc.(8)(11)	First lien senior secured revolving loan	L + 6.50%	12/9/2026	41	39	39	0.3
				1,239	1,218	1,218	9.9%
Internet software and services
BCTO BSI Buyer, Inc. (dba Buildertrend)(8)	First lien senior secured loan	L + 7.00%	12/23/2026	893	884	884	7.2%
BCTO BSI Buyer, Inc. (dba Buildertrend)(11)(12)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	—	(1)	(1)	—
BCPE Nucleon (DE) SPV, LP(8)	First lien senior secured loan	L + 7.00%	9/24/2026	1,500	1,478	1,478	12.0
				2,393	2,361	2,361	19.2%

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

Owl Rock Core Income Corp.

Consolidated Statement of Changes in Net Assets

(Unaudited)

Three Months Ended March 31, 2021
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$(75)
Net change in unrealized gain (loss)	31
Net realized gain (loss) on investments	19
Net Decrease in Net Assets Resulting from Operations	(25)
Distributions
Class D	(16)
Class I	(194)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(210)
Capital Share Transactions
Class D:
Issuance of shares of common stock	2,996
Net Increase in Net Assets Resulting from Capital Share Transactions - Class D	2,996
Class I:
Issuance of shares of common stock	22,880
Net Increase in Net Assets Resulting from Capital Share Transactions - Class I	22,880
Total Increase in Net Assets	25,641
Net Assets, at beginning of period	12,273
Net Assets, at end of period	$37,914

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Core Income Corp.

Consolidated Statement of Cash Flows

(Amounts in thousands)

(Unaudited)

For the Three Months Ended March 31, 2021
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$(25)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(62,922)
Proceeds from investments and investment repayments, net	6,533
Net change in unrealized (gain) loss on investments	(42)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	11
Net realized (gain) loss on investments	(7)
Paid-in-kind interest	(13)
Net amortization of discount on investments	(10)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(27)
(Increase) decrease in receivable for investments sold	(6,225)
(Increase) decrease in Due from Adviser	(202)
(Increase) decrease in prepaid expenses and other assets	20
Increase (decrease) in payable for investments purchased	30,186
Increase (decrease) in payables to affiliates	(191)
Increase (decrease) in accrued expenses and other liabilities	240
Net cash used in operating activities	(32,674)
Cash Flows from Financing Activities
Borrowings on debt	27,000
Repayments of debt	(5,000)
Proceeds from issuance of common shares	25,876
Net cash provided by financing activities	47,876
Net increase (decrease) in cash	15,202
Cash, beginning of period	8,153
Cash, end of period	$23,355

Supplemental and Non-Cash Information
Interest paid during the period	$44
Distributions declared during the period	$210

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization and Principal Business

Owl Rock Core Income Corp., (“Owl Rock” or the “Company”) is a Maryland corporation formed on April 22, 2020. The Company was formed primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. The Company’s investment objective is to generate current income and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Company invests in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities which include common and preferred stock, securities convertible into common stock, and warrants. The Company may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets, which are often referred to as “junk” investments. Once the Company raises sufficient capital, the target credit investments will typically have maturities between three and ten years and generally range in size between $10 million and $125 million, although the investment size will vary with the size of the Company’s capital base. Prior to raising sufficient capital, the Company may make a greater number of investments in syndicated loan opportunities than it otherwise would expect to make in the future.

The Company is an externally managed closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (a “RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). Because the Company has elected to be regulated as a BDC and intends to qualify as a RIC under the Code, the Company’s portfolio is subject to diversification and other requirements.

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

The Company has received an exemptive order that permits it to offer multiple classes of shares of common stock and to impose asset-based servicing and distribution fees and early withdrawal fees. The Company offers on a best efforts, continuous basis up to $2,500,000,000 in any combination of amount of shares of Class S, Class D, and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock is offered through Owl Rock Capital Securities LLC (d/b/a Owl Rock Securities) (the “Dealer Manager”). The Dealer Manager is entitled to receive upfront selling commissions of up to 3.50% of the offering price of each Class S share sold in the offering and 1.50% of the offering price of each Class D share sold in the offering. Class I shares are not subject to upfront selling commissions. Any upfront selling commissions for the Class S shares and Class D shares sold in the offering will be deducted from the purchase price. Class S, Class D and Class I shares were offered at initial purchase prices per shares of $10.35, $10.15 and $10.00, respectively. Thereafter, the purchase price per share for each class of common stock will vary and will not be sold at a price below the Company’s net asset value per share of such class, as determined in accordance with the Company’s share pricing policy, plus applicable upfront selling commissions.

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

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

On September 30, 2020, the Adviser purchased 100 shares of the Company’s Class I common stock at $10.00 per share, which represented the initial public offering price of such shares. The Adviser will not tender these shares for repurchase as long as Owl Rock Capital Advisors LLC remains the investment adviser of Owl Rock Core Income Corp. There is no current intention for Owl Rock Capital Advisors LLC to discontinue its role. On October 15, 2020, the Company received a subscription agreement, totaling $25.0 million for the purchase of Class I common shares of its common stock from Owl Rock Feeder FIC ORCIC Equity LLC (“Feeder FIC Equity”). The shares purchased by the Adviser and Feeder FIC Equity are subject to a lock-up pursuant to FINRA Rule 5110(e)(1) for a period of 180 days from the date of commencement of sales in the offering, and the Adviser, Feeder FIC Equity, and their permitted assigns may not engage in any transaction that would result in the effective economic disposition of the Class I shares.

The Company commenced a continuous public offering of up to $2,500,000,000 in any combination of Class S, Class D, and Class I shares of its common stock on November 12, 2020. On November 12, 2020, the Company sold 700,000 shares pursuant to the subscription agreement and met the minimum offering requirement for its continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $10.00 per share. Since meeting the minimum offering requirement and commencing its continuous public offering through March 31, 2021, the Company has issued 323,542 shares of Class D common stock and 3,771,020 shares of Class I common stock for gross proceeds of $3.0 million and $35.9 million, respectively, including $1,000 of seed capital contributed by its Adviser in September 2020 and approximately $25.0 million in gross proceeds raised in the private placement from Feeder FIC Equity. As of May 13, 2021, the Company has issued 743,445 shares of its Class S common stock, 1,088,704 shares of its Class D common stock, and 8,129,713 shares of its Class I common stock and has raised total gross proceeds of $7.0 million, $10.1 million, and $76.2 million, respectively, including seed capital of $1,000 contributed by its Adviser in September 2020 and approximately $25.0 million in gross proceeds raised from Feeder FIC Equity. In addition, as of May 13, 2021, the Company has received $45.8 million in subscription payments which the Company accepted on May 1, 2021 and which is pending the Company’s determination of the net asset value per share applicable to such purchase.

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

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. For the three months ended March 31, 2021, PIK interest earned was less than 5% of investment income. Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point we believe PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2021, no investments are on non-accrual status.

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

Organization Expenses

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

Income Taxes

The Company intends to elect to be treated as a RIC under the Code beginning with the taxable year ended December 31, 2020 and intends to qualify as a RIC thereafter. So long as the Company obtains and maintains its tax treatment for tax treatment as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Instead, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions as of December 31, 2020.

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

Distributions to Common Shareholders

Distributions to common shareholders are recorded on the record date. The amount to be distributed is determined by the Board and is generally based upon the earnings estimated by the Adviser. Net realized long-term capital gains, if any, would be generally distributed at least annually, although the Company may decide to retain such capital gains for investment.

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

Consolidation

As provided under Regulation S-X and ASC Topic 946 - Financial Services - Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company's wholly-owned subsidiaries in its consolidated financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.

New Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),” which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. ASU No. 2021-01 provides increased clarity as the Company continues to evaluate the transition of reference rates and is currently evaluating the impact of adopting ASU No. 2020-04 and 2021-01 on the consolidated financial statements.

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3. Agreements and Related Party Transactions

As of March 31, 2021, the Company had receivables from affiliates of $0.2 million primarily comprised of expense support due from the Adviser partially offset by amounts reimbursable to the Adviser pursuant to the Administration Agreement. As of December 31, 2020, the Company had payables to affiliates of $0.2 million primarily comprised of amounts reimbursable to the Adviser pursuant to the Administration Agreement.

Administration Agreement

The Company has entered into an Administration Agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, required administrative services, which include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses, and the performance of administrative and professional services rendered by others.

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

For the three months ended March 31, 2021, the Company incurred expenses of approximately $0.3 million for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

Unless earlier terminated as described below, the Administration Agreement, and subject to the consummation of the Transaction, the amended and restated administration agreement, will remain in effect until September 30, 2022 and from year to year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent directors. The Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company (as defined in the 1940 Act), or by the vote of a majority of the Board or by the Adviser.

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

Investment Advisory Agreement

The Company has entered into an Investment Advisory Agreement (the “Investment Advisory Agreement”) with the Adviser. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals.

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

Unless earlier terminated as described below, the Investment Advisory Agreement, and subject to the consummation of the Transaction, the amended and restated investment advisory agreement, will remain in effect until September 30, 2022 and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, by a majority of independent directors.

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

For the three months ended March 31, 2021, management fees were $52 thousand. For the three months ended March 31, 2021, $52 thousand of management fees were waived.

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

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

There were no performance based incentive fees on net investment income for the three months ended March 31, 2021.

There were no capital gains based incentive fees for the period ended March 31, 2021.

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

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

For the three months ended March 31, 2021, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization and offering expenses of $0.3 million.

From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms.

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company relies on exemptive relief that has been granted to the Adviser to co-invest with other funds managed by the Adviser or its affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, and (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing.

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

The Adviser is under common control with Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), and Owl Rock Diversified Advisors LLC (“ORDA”), which are also investment advisers and indirect subsidiaries of Owl Rock Capital Partners. The Adviser, ORTA, ORPFA, and ORDA are referred to as the “Owl Rock Advisers” and together with Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.” The Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company, Owl Rock Capital Corporation, and Owl Rock Capital Corporation II, of which are BDCs advised by ORCA, Owl Rock Capital Corporation III, a BDC advised by ORDA, Owl Rock Technology Finance Corp., a BDC advised by ORTA, and other funds managed by the Adviser or its affiliates (collectively, the “Owl Rock Clients”). As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of the Owl Rock Clients that could avail themselves of  exemptive relief.

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Dealer Manager Agreement

The Company has entered into a dealer manager agreement (the “Dealer Manager Agreement”) with Owl Rock Capital Securities LLC (“Owl Rock Securities”), an affiliate of the Adviser, and participating broker-dealer agreements with certain broker-dealers. Under the terms of the Dealer Manager Agreement and the participating broker-dealer agreements, Owl Rock Securities serves as the dealer manager, and certain participating broker-dealers solicit capital, for the Company’s public offering of shares of Class S, Class D, and Class I common stock. Owl Rock Securities will be entitled to receive upfront selling commissions of up to 3.50% of the offering price of each Class S share sold in this offering. Owl Rock Securities will be entitled to receive upfront selling commissions of up to 1.50% of the offering price of each Class D share sold in this offering. Owl Rock Securities anticipates that all or a portion of the upfront selling commissions will be retained by, or reallowed (paid) to, participating broker-dealers. Owl Rock Securities will not receive upfront selling commissions with respect to any class of shares issued pursuant to the Company’s distribution reinvestment plan or with respect to purchases of Class I shares.

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

The Company paid servicing fees of less than $1 thousand with respect to outstanding Class D shares for the three months ended March 31, 2021.

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

Expense Support and Conditional Reimbursement Agreement

The Company has entered into the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, the purpose of which is to ensure that no portion of the Company’s distributions to shareholders will

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

represent a return of capital for U.S. federal income tax purposes. The Expense Support Agreement became effective as of the date that the Company met the minimum offering requirement.

On a quarterly basis, the Adviser reimburses the Company for “Operating Expenses” (as defined below) in an amount equal to the excess of the Company’s cumulative distributions paid to the Company’s shareholders in each quarter over “Available Operating Funds” (as defined below) received by the Company on account of its investment portfolio during such quarter. Any payments required to be made by the Adviser pursuant to the preceding sentence are referred to herein as an “Expense Payment”.

Pursuant to the Expense Support Agreement, “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies. “Available Operating Funds” means the sum of (i) the Company’s estimated investment company taxable income (including realized net short-term capital gains reduced by realized net long-term capital losses), (ii) the Company’s realized net capital gains (including the excess of realized net long-term capital gains over realized net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies, if any (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The Adviser’s obligation to make an Expense Payment will automatically become a liability of the Adviser and the right to such Expense Payment will be an asset of the Company’s on the last business day of the applicable quarter. The Expense Payment for any quarter will be paid by the Adviser to the Company in any combination of cash or other immediately available funds, and/or offset against amounts due from the Company to the Adviser no later than the earlier of (i) the date on which the Company closes it’s books for such quarter, or (ii) forty-five days after the end of such quarter.

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

The amount of the Reimbursement Payment for any quarter shall equal the lesser of (i) the Excess Operating Funds in respect of such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such quarter that have not been previously reimbursed by the Company to the Adviser. The payment will be reduced to the extent that such Reimbursement Payments, together with all other Reimbursement Payments paid during the fiscal year, would cause Other Operating Expenses defined as the Company’s total Operating Expenses, excluding base management fees, incentive fees, organization and offering expenses, distribution and shareholder servicing fees, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses (on an annualized basis and net of any Expense Payments received by the Company during the fiscal year) to exceed the lesser of: (i) 1.75% of the Company’s average net assets attributable to the shares of the Company’s common stock for the fiscal year-to-date period after taking such Expense Payments into account; and (ii) the percentage of the Company’s average net assets attributable to shares of the Company’s common stock represented by Other Operating Expenses during the fiscal year in which such Expense Payment was made (provided, however, that this clause (ii) shall not apply to any Reimbursement Payment which relates to an Expense Payment made during the same fiscal year).

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. The Company or the Adviser may terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by the

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Company`s Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, the Company will be required to fund any Expense Payments that have not been reimbursed by the Company to the Adviser.

As of March 31, 2021, the amount of Expense Support Payments provided by the Adviser since inception is $0.8 million. During the three months ended March 31, 2021, the Company did not repay expense support to the Adviser. The Company may or may not reimburse remaining expense support in the future.

The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following three month periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Operating Expense Ratio(2)
($ in thousands)
March 31, 2021	$822	$—	$822	6.7%	March 31, 2024	9.47%
Total	$822	$—	$822

________________

(1)

The effective rate of distribution per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular monthly cash distributions per share as of such date without compounding), divided by the Company’s gross offering price per share as of such date.

(2)

The operating expense ratio is calculated by dividing operating expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by the Company’s net assets.

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

Promissory Note

On October 15, 2020, the Company as borrower, entered into a Loan Agreement (the "Original Loan Agreement") with Owl Rock Feeder FIC ORCIC Debt LLC ("Feeder FIC Debt"), an affiliate of the Adviser, as lender, to enter into revolving promissory notes (the "Promissory Notes") to borrow up to an aggregate of $50 million from Feeder FIC Debt. The Original Loan Agreement was amended and restated (as amended and restated, the “Loan Agreement”) on May 12, 2021. See Note 6 “Debt”.

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

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Investments at fair value and amortized cost consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$63,706	$63,726	$9,404	$9,404
Second-lien senior secured debt investments	4,235	4,254	4,233	4,232
Unsecured debt investments	2,079	2,068	22	22
Equity investments	777	778	719	718
Total Investments	$70,797	$70,826	$14,378	$14,376

The industry composition of investments based on fair value as of March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
Aerospace and defense	2.6%	-%
Business services	7.2	6.0
Chemicals	14.3	6.8
Consumer products	1.4	6.8
Distribution	1.9	9.1
Education	10.5	-
Financial services	5.4	12.2
Food and beverage	15.4	-
Healthcare equipment and services	5.1	18.7
Healthcare providers and services	2.4	10.5
Healthcare technology	6.3	-
Household products	13.9	-
Insurance	0.1	-
Internet software and services	5.1	16.4
Manufacturing	7.0	6.8
Telecommunications	1.4	6.7
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
United States:
Midwest	31.8%	19.7%
Northeast	9.0	37.7
South	37.1	26.7
West	19.2	15.9
International	2.9	-
Total	100.0%	100.0%

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of March 31, 2021 and December 31, 2020:

	Fair Value Hierarchy as of March 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$17,002	$46,724	$63,726
Second-lien senior secured debt investments	-	-	4,254	4,254
Unsecured debt investments	-	-	2,068	2,068
Equity investments	-	-	778	778
Total Investments	$—	$17,002	$53,824	$70,826

	Fair Value Hierarchy as of December 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$9,404	$9,404
Second-lien senior secured debt investments	-	-	4,232	4,232
Unsecured debt investments	-	-	22	22
Equity investments	-	-	718	718
Total Investments	$—	$—	$14,376	$14,376

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2021:

	As of and for the Three Months Ended March 31, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Equity investments	Total
Fair value, beginning of period	$9,404	$4,232	$22	$718	$14,376
Purchases of investments, net(2)	43,020	-	2,056	58	45,134
Proceeds from investments, net	(5,789)	-	-	-	(5,789)
Net change in unrealized gain (loss) on investments	73	20	(10)	2	85
Net realized gain (loss) on investments	8	-	-	-	8
Net amortization of discount on investments	8	2	-	-	10
Transfers into (out of) Level 3(1)	-	-	-	-	-
Fair value, end of period	$46,724	$4,254	$2,068	$778	$53,824

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.
(2)	Purchases may include payment-in-kind (“PIK”).

The following table presents information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three months ended March 31, 2021:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2021 on Investments Held at March 31, 2021
First-lien senior secured debt investments	$73
Second-lien senior secured debt investments	20
Unsecured debt investments	(11)
Equity investments	2
Total Investments	$84

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2021 and December 31, 2020. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of March 31, 2021
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$37,190	Recent Transaction	Transaction Price	97.8% - 99.8% (98.3%)	Increase
	9,534	Yield Analysis	Market Yield	7.6%-8.8% (8.2%)	Decrease
Second-lien senior secured debt investments	$4,254	Yield Analysis	Market Yield	9.5%-10.7% (10.3%)	Decrease
Unsecured debt investments	$2,044	Recent Transaction	Transaction Price	98.8%	Increase
	24	Market Approach	EBITDA Multiple	14.9x	Increase
Equity investments	$46	Recent Transaction	Transaction Price	100.0%	Increase
	307	Yield Analysis	Market Yield	14.6%	Decrease
	425	Market Approach	EBITDA Multiple	13.4x-16.0x (15.3x)	Increase

	As of December 31, 2020
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$9,404	Recent Transaction	Transaction Price	96.0% - 99.0% (98.3%)	Increase
Second-lien senior secured debt investments	$4,232	Recent Transaction	Transaction Price	97.5%-98.5% (98.0%)	Increase
Unsecured debt investments	$22	Recent Transaction	Transaction Price	100.0%	Increase
Equity investments	$718	Recent Transaction	Transaction Price	97.0% - 100.0% (99.0%)	Increase

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

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
($ in thousands)	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value
Promissory Note	$32,000	$32,000	$10,000	$10,000
Total Debt	$32,000	$32,000	$10,000	$10,000

The following table presents fair value measurements of the Company’s debt obligations as of March 31, 2021 and December 31, 2020:

($ in thousands)	March 31, 2021	December 31, 2020
Level 1	$—	—
Level 2	—	—
Level 3	32,000	10,000
Total Debt	$32,000	$10,000

Financial Instruments Not Carried at Fair Value

The fair value of the Company’s credit facilities, which are categorized as Level 3 within the fair value hierarchy as of March 31, 2021 and December 31, 2020, approximates their carrying value. The carrying amount of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 161% and 223% as of March 31, 2021 and December 31, 2020, respectively.

Debt obligations consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Promissory Note	$75,000	$32,000	$43,000	$32,000
Total Debt	$75,000	$32,000	$43,000	$32,000

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

	December 31, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Promissory Note	$50,000	$10,000	$40,000	$10,000
Total Debt	$50,000	$10,000	$40,000	$10,000

For the three months ended March 31, 2021, the components of interest expense were as follows:

($ in thousands)	For the Three Months Ended March 31, 2021
Interest expense	$71
Total Interest Expense	$71
Average interest rate	4.3%
Average daily borrowings	$6,711

Promissory Note

On October 15, 2020, the Company as borrower, entered into a Loan Agreement (the "Original Loan Agreement") with Owl Rock Feeder FIC ORCIC Debt LLC ("Feeder FIC Debt"), an affiliate of the Adviser, as lender, to enter into revolving promissory notes (the "Promissory Notes") to borrow up to an aggregate of $50 million from Feeder FIC Debt.

On March 31, 2021, the Company entered into an amendment to the Original Loan Agreement to increase the aggregate amount that could be borrowed pursuant to the Promissory Note from $50 million to $75 million. The Original Loan Agreement was amended and restated (as amended and restated, the "Loan Agreement") on May 12, 2021. The Company may re-borrow any amount repaid; however there is no funding commitment between Feeder FIC Debt and the Company.

The interest rate on amounts borrowed pursuant to Promissory Notes, prior to May 12, 2021, may be based on either the rate of interest for a LIBOR-Based Advance or the rate of interest for a Prime-Based Advance as defined in the Loan and Security Agreement, dated as of February 20, 2020, as amended from time to time, by and among the Owl Rock Capital Advisors LLC, as borrower, East West Bank, as Administrative Agent, Issuing Lender, Swingline Lender and a Lender and Investec Bank PLC as a Lender.

The interest rate on amounts borrowed pursuant to the Promissory Notes after May 12, 2021 may be based on the lesser of the rate of interest for an ABR Loan or a Eurodollar Loan under the Credit Agreement dated as of April 15, 2021, as amended or supplemented from time to time, by and among the Adviser, as borrower, the several lenders from time to time party thereto, MUFG Union Bank, N.A., as Collateral Agent and MUFG Bank, Ltd., as Administrative Agent.

The unpaid principal balance of the Revolving Promissory Note and accrued interest thereon is payable by the Company from time to time at the discretion of the Company but immediately due and payable upon 120 days written notice by Owl Rock Feeder FIC ORCIC Debt LLC, and in any event due and payable in full no later than February 28, 2022. The Company intends to use the borrowed funds to, among other things, make investments in portfolio companies consistent with its investment strategies.

Revolving Credit Facility

On April 14, 2021, the Company entered into a Senior Secured Revolving Credit Agreement (the “Revolver”). The parties to the Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), Sumitomo Mitsui Banking Corporation as Administrative Agent, Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A. as Joint Lead Arrangers, Joint Book Runners and Syndication Agents, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as Documentation Agents.

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

The Revolver is guaranteed by OR Lending IC LLC, a subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds of the Revolver may be used for general corporate purposes, including the funding of portfolio investments.

The maximum principal amount of the Revolver is $600,000,000, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolver may be increased to $1,100,000,000 through the exercise by the Borrower of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolver is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions, and includes a $50,000,000 limit for swingline loans.

The availability period under the Revolver will terminate on April 14, 2025 (“Commitment Termination Date”) and the Revolver will mature on April 14, 2026 (“Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolver out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolver, will bear interest at either LIBOR plus a margin of 2.00%, or the prime rate plus a margin of 1.00%. The Company may elect either the LIBOR or prime rate at the time of drawdown, and loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Further, the Revolver builds in a hardwired approach for the replacement of LIBOR loans in U.S. dollars. For LIBOR loans in other permitted currencies, the Revolver includes customary fallback mechanics for the Company and the Administrative Agent to select an alternative benchmark, subject to the negative consent of required Lenders. The Company will also pay a fee of 0.375% on undrawn amounts under the Revolver.

The Revolver includes customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default.

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of March 31, 2021 and December 31, 2020, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2021	December 31, 2020
($ in thousands)
ACR Group Borrower, LLC	First lien senior secured revolving loan	$875	$—
AxiomSL Group, Inc.	First lien senior secured revolving loan	212	212
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	107	107
PATRIOT ACQUISITION TOPCO S.A.R.L. (dba Corza Health, Inc.)	First lien senior secured revolving loan	88	—
Gaylord Chemical Company, L.L.C	First lien senior secured revolving loan	791	—
Granicus, Inc.	First lien senior secured delayed draw term loan	402	—
Granicus, Inc.	First lien senior secured revolving loan	161	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	96	96
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	89	99
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	68	65
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan C	4	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan D	1,920	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured revolving loan	5	—
PCF Holdco, LLC	Class A Units	163	—
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	179	393
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	144	103
Total Unfunded Portfolio Company Commitments		$5,304	$1,075

The Company maintains sufficient borrowing capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Other Commitments and Contingencies

The Company raised $25.0 million in total Capital Commitments from investors, of which $25.0 million is from Feeder FIC Equity, an affiliate of the Adviser. As of March 31, 2021, all outstanding Capital Commitments had been drawn.

Organizational and Offering Costs

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $2.5 million for the period from April 22, 2020 (Inception) to March 31, 2021, of which $0.5 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered. The Adviser is responsible for the payment of the Company’s organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by the Company.

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $2.3 million for the period from April 22, 2020  (Inception) to December 31, 2020, of which $0.2 million has been charged to the Company pursuant to the Investment Advisory Agreement. See Note 3. Agreements and Related Party Transactions – Investment Advisory Agreement.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2021, management was not aware of any pending or threatened litigation.

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

The Company’s Class I shares are not subject to upfront selling commissions.  The Company’s Class I shares are not subject to annual ongoing servicing fees.

Share Issuances

On September 30, 2020, the Company issued 100 Class I common shares for $1,000 to the Adviser.

On November 12, 2020, the Company issued 700,000 Class I common shares for $7.0 million to Feeder FIC Equity, an entity affiliated with the Adviser, and met the minimum offering requirement for the Company`s continuous public offering of $2.5 million.

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following table summarizes transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2021:

	For the Three Months Ended March 31, 2021
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	-	$-	323,542	$2,996	2,470,920	$22,880	2,794,462	$25,876
Total shares/net proceeds	-	$-	323,542	$2,996	2,470,920	$22,880	2,794,462	$25,876

In accordance with the Company’s share pricing policy, the Company will modify its public offering prices to the extent necessary to comply with the requirements of the 1940 Act, including the requirement that it not sell shares at a net offering price below the net asset value per share unless the Company obtains the requisite approval from its shareholders.

The changes to the Company’s offering price per share since the commencement of the Company’s initial continuous public offering and associated effective dates of such changes were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.32	$9.58
Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.14	$9.40
Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
Initial offering price	$10.00	$—	$10.00
March 1, 2021	$9.26	$—	$9.26

Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the three months ended March 31, 2021:

	Class S common stock distributions		Class D common stock distributions		Class I common stock distributions
($ in thousands)	Per Share	Amount	Per Share	Amount	Per Share	Amount
2021
March 31, 2021	$0.05	$—	$0.05	$16	$0.05	$194
Total	$0.05	$—	$0.05	$16	$0.05	$194

On February 23, 2021 our Board declared regular monthly distributions for March 2021 through June 2021. The regular monthly cash distributions, each in the gross amount of $0.05145833 per share, are payable on April 28, 2021, May 28, 2021, June 28, 2021 and July 29, 2021 to shareholders of records as of March 31, 2021, April 30, 2021, May 31, 2021 and June 30, 2021, respectively.

On May 5, 2021, our Board declared regular monthly distributions for July 2021 through September 2021. The regular monthly cash distributions, each in the gross amount of $0.05145833 per share, are payable on August 27, 2021, September 28, 2021, and October 28, 2021 to shareholders of records as of July 31, 2021, August 31, 2021, and September 30, 2021, respectively.

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from the Adviser, which is subject to recoupment. In no event, however, will funds be advanced or borrowed for the purpose of distributions, if the amount of such distributions would exceed the Company’s accrued and received revenues for the previous four quarters, less paid and accrued operating expenses with respect to such revenues and costs.

Through March 31, 2021, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the three months ended March 31, 2021:

	For the Three Months Ended March 31, 2021
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Distributions in excess of net investment income	$0.05	$191	91.0%
Net realized gain (loss) on investments(1)	—	19	9.0
Total	$0.05	$210	100.0%

________________

(1)	The net realized gain (loss) on investments per share for the three months ended March 31, 2021, rounds to less than $0.01 per share.

Share Repurchases

The Board has complete discretion to determine whether the Company will engage in any share repurchase, and if so, the terms of such repurchase. At the discretion of the Board, the Company may use cash on hand, cash available from borrowings, and cash from the sale of its investments as of the end of the applicable period to repurchase shares.

Beginning no later than the third full calendar quarter of 2021, the Company intends to commence a share repurchase program pursuant to which the Company intends to conduct quarterly repurchase offers to allow its shareholders to tender their shares at a price equal to the net offering price per share for the applicable class of shares on each date of repurchase, except that shares that have not been outstanding for at least one year will be subject to an Early Withdrawal Charge of 2.00% of the then-current net offering price per share.

The Company intends to limit the number of shares to be repurchased in each quarter to no more than 5.00% of its’ outstanding shares of common stock.

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
($ in thousands, except per share amounts)	Class S common stock	Class D common stock	Class I common stock
Increase (decrease) in net assets resulting from operations	$—	$9	$(34)
Weighted average shares of common stock outstanding—basic and diluted	—	113,773	2,168,995
Earnings (loss) per common share—basic and diluted	$—	$0.08	$(0.02)

Note 10. Income Taxes

The Company intends to elect to be treated as a RIC under Subchapter M of the Code, and intends to operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC thereafter, the Company must, among other things, distribute to its shareholders in each taxable year generally at least 90% of the Company’s investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain tax treatment as a RIC, the Company, among other things, intends to make the requisite distributions to its shareholders, which generally relieves the Company from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, the Company can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company will accrue excise tax on estimated excess taxable income.

For the three months ended March 31, 2021, the Company did not record an expense for U.S. federal excise tax.

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the three months ended March 31, 2021:

	For the Three Months Ended March 31, 2021
($ in thousands, except share and per share amounts)	Class S common stock	Class D common stock	Class I common stock
Per share data:
Net asset value, at beginning of period	$—	$9.26	$9.44
Results of operations:
Net investment income (loss)(1)	—	0.07	(0.04)
Net realized and unrealized gain (loss)(2)	—	(0.04)	(0.09)
Net increase (decrease) in net assets resulting from operations	$—	$0.03	$(0.13)
Shareholder distributions:
Distributions from net investment income(3)	—	(0.05)	(0.05)
Distributions from net realized gains(3)(4)	—	—	—
Net decrease in net assets from shareholders' distributions	$—	$(0.05)	$(0.05)
Total increase (decrease) in net assets	—	(0.02)	(0.18)
Net asset value, at end of period	$—	$9.24	$9.26

Total Return(5)	—%	0.3%	(1.4)%

Ratios
Ratio of net expenses to average net assets(6)(7)	—%	(1.7)%	4.4%
Ratio of net investment income to average net assets(7)	—%	9.9%	1.4%
Portfolio turnover rate	—%	15.0%	15.0%

Supplemental Data
Weighted-average shares outstanding	—	113,773	2,168,995
Shares outstanding, end of period		323,542	3,771,020
Net assets, end of period	—	$2,989	$34,925

________________

(1)	The per share data was derived using the weighted average shares during the period.
(2)

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

(3)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
(4)	The distributions from net realized gain (loss) on investments per share for the three months ended March 31, 2021, rounds to less than $0.01 per share.
(5)

Total return is not annualized. An investment in the Company is subject to maximum upfront sales load of 3.5% and 1.5% for Class S and Class D common stock, respectively, of the offering price, which will reduce the amount of capital available for investment. Class I common stock is not subject to upfront sales load. Total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses. Total return is calculated as the change in net asset value (“NAV”) per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share (which for the purposes of this calculation is equal to the net offering price in effect at that time).

(6)

Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the three months ended March 31, 2021, the total operating expenses to

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

average net assets were 31.3% and 18.1%, for Class D and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser. Past performance is not a guarantee of future results.

(7)	The ratio reflects an annualized amount, except in the case of non-recurring expenses (e.g., initial organization expenses.)

Note 12. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements. Other than those previously disclosed, there have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”.  This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Core Income Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2020 and in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 3 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.

Overview

Owl Rock Core Income Corp. (the “Company”, “we”, “us”, or “our”) is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the 1940 Act. Formed as a Maryland corporation on April 22, 2020, we are externally managed by Owl Rock Capital Advisors LLC (the “Adviser”) which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. The Adviser is registered as an investment adviser with the Securities and Exchange Commission (“SEC”). We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to qualify for the tax treatment applicable to RICs thereafter. On October 23, 2020, we formed a wholly-owned subsidiary, OR Lending IC LLC, a Delaware limited liability company.

We are managed by our Adviser. Our Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the overall supervision of our Board, our Adviser manages the day-to-day operations of, and provides investment advisory and management services, to us. The Adviser or its affiliates may engage in certain organizational activities and receive attendant arrangement, structuring or similar fees. Our Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of management professionals. Our Board consists of eight directors, five of whom are independent.

We have received an exemptive order that permits us to offer multiple classes of shares of common stock and to impose asset-based servicing and distribution fees and early withdrawal fees. We are offering on a best efforts, continuous basis up to $2,500,000,000 in any combination of amount of shares of Class S, Class D, and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Owl Rock Capital Securities LLC (d/b/a Owl Rock Securities) (the “Dealer Manager”). The Dealer Manager is entitled to receive upfront selling commissions of up to 3.50% of the offering price of each Class S share sold in the offering and 1.50% of the offering price of each Class D share sold. Class I shares are not subject to upfront selling commissions. Any upfront selling commissions for the Class S shares and Class D shares sold in the offering will be deducted from the purchase price. Class S, Class D and Class I shares were offered at initial purchase prices per shares of $10.35, $10.15 and $10.00, respectively. Thereafter, the purchase price per share for each class of common stock will vary and will not be sold at a price below the Company’s net asset value per share of such class, as determined in accordance with the Company’s share pricing policy, plus applicable upfront selling commissions.

On September 30, 2020, the Advisor purchased 100 shares of our Class I common stock at $10.00 per share, which represents the initial public offering price. The Adviser will not tender these shares for repurchase as long as Owl Rock Capital Advisors LLC remains the investment adviser of Owl Rock Core Income Corp. There is no current intention for Owl Rock Capital Advisors LLC to discontinue its role. On October 15, 2020, we received a subscription agreement, totaling $25.0 million for the purchase of Class I common shares of our common stock from Feeder Owl Rock Feeder FIC ORCIC Equity LLC (“Feeder FIC Equity”), an entity affiliated with the Adviser. As of March 31, 2021, the Company had called all of the $25.0 million commitment from Feeder FIC Equity.

We commenced our continuous public offering of up to $2,500,000,000 in any combination of amount of shares of Class S, Class D, and Class I common stock on November 12, 2020. On November 12, 2020, we sold 700,000 shares pursuant to the subscription agreement and met the minimum offering requirement for our continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $10.00 per share. Since meeting the minimum offering requirement and commencing our continuous public offering through March 31, 2021, the Company has issued 323,542 shares of Class D common stock and 3,771,020 Class I common stock for gross proceeds of $3.0 million and $35.9 million, respectively, including $1,000 of seed capital contributed by our Adviser in September 2020 and approximately $25.0 million in gross proceeds raised in the private placement from Feeder FIC Equity. As of May 13, 2021, we have issued 743,445 shares of our Class S common stock, 1,088,704 shares of our Class D common stock, and 8,129,713 shares of our Class I common stock for total gross proceeds of $7.0 million, $10.1 million, and $76.2 million, respectively, including seed capital of $1,000 contributed by our Adviser in September 2020 and approximately $25.0 million in gross proceeds raised from Feeder FIC Equity. The shares purchased by the Adviser and Feeder FIC Equity are subject to a lock-up pursuant to FINRA Rule 5110(e)(1) for a period of 180 days from the date of commencement of sales in the offering, and the Adviser, Feeder FIC Equity, and their permitted assignees may not engage in any transaction that would result in the effective economic disposition of the Class I shares.

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

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on exemptive relief that has been granted to our Adviser and its affiliates, have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, the Owl Rock Clients in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such other funds had not previously invested in such existing portfolio company. Without this order, private funds would not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment  Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisers` allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and/or other funds managed by our Advisers. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other funds established by our Advisers that could avail themselves of exemptive relief.

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

COVID-19 Developments

In March 2020, the outbreak of COVID -19 was recognized as a pandemic by the World Health Organization, and in response to the outbreak, our Adviser instituted a work from home policy until it is deemed safe to return to the office.

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

We have built out our portfolio management team to include workout experts and continue to closely monitor our portfolio companies; however, we are unable to predict the duration of any business and supply-chain disruptions, whether COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition.

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through March 31, 2021, our Adviser and its affiliates have originated $29.8 billion aggregate principal amount of investments, of which $27.8 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. upper middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity.

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

As of March 31, 2021, our average investment size in each of our portfolio companies was approximately $3.1 million based on fair value. As of March 31, 2021, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 93.9% of our total debt portfolio based on fair value, had weighted average annual revenue of $615 million and weighted average annual EBITDA of $146 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2021, 100.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

Our investment portfolio consists of floating rate loans, and our credit facility bears interest at a floating rate. Macro trends in base interest rates like London Interbank Offered Rate (“LIBOR”) and any alternative reference rates may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.

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

Expenses

Our primary operating expenses include the payment of the management fee, performance based incentive fee, expenses reimbursable under the Administration Agreement and Investment Advisory Agreement, legal and professional fees, interest and other debt expenses and other operating expenses. The management fee and performance based incentive fee compensate our Adviser for work in identifying, evaluating, negotiating, closing, monitoring and realizing our investments.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of March 31, 2021, the amount of Expense Support payments provided by our Adviser since inception is $0.8 million.

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

Leverage

The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. We have received approvals that allow us to reduce our asset coverage ratio to 150%. and in connection with their subscription agreements, our investors are required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. As a result, we generally will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the common stock if our asset coverage, as defined in the 1940 Act, would at least be equal to 150% immediately after each such issuance. This reduced asset coverage ratio permits us to double the amount of leverage we can incur. For example, under a 150% asset coverage ratio we may borrow $2 for investment purposes of every $1 of investor equity whereas under a 200% asset coverage ratio we may only borrow $1 for investment purposes for every $1 of investor equity.

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

Portfolio and Investment Activity

As of March 31, 2021, based on fair value, our portfolio consisted of 90.0% first lien senior secured debt investments (of which we consider 25% to be unitranche debt investments (including “last-out” portions of such loans)), 6.0% second-lien senior secured debt investments, 2.9% unsecured debt investments, and 1.1% equity investments.

As of March 31, 2021, our weighted average total yield of the portfolio at fair value and amortized cost was 6.3% and 6.3%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 6.3% and 6.3%, respectively.

As of March 31, 2021 we had investments in 23 portfolio companies with an aggregate fair value of $70.8 million.

Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. Currently, the strength of the financing and merger and acquisitions markets, coupled with the improved operational and financial performance of portfolio companies as COVID restrictions have eased, has led to increased originations and an active pipeline of investment opportunities.

Our investment activity for the three months ended March 31, 2021 is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	For the Three Months Ended March 31, 2021
New investment commitments
Gross originations	$67,615
Less: Sell downs	—
Total new investment commitments	$67,615
Principal amount of investments funded:
First-lien senior secured debt investments	$61,068
Second-lien senior secured debt investments	-
Unsecured debt investments	2,089
Equity investments	46
Total principal amount of investments funded	$63,203
Number of new investment commitments in new portfolio companies(1)	12
Average new investment commitment amount	$5,635
Weighted average term for new investment commitments (in years)	5.6
Percentage of new debt investment commitments at floating rates	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%
Weighted average interest rate of new debt investment commitments(2)	5.6%
Weighted average spread over LIBOR of new floating rate debt investment commitments	4.7%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)	Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.19% as of March 31, 2021.

Investments at fair value and amortized cost consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$63,706	$63,726	(1)	$9,404	$9,404	(2)
Second-lien senior secured debt investments	4,235	4,254		4,233	4,232
Unsecured debt investments	2,079	2,068		22	22
Equity investments	777	778		719	718
Total Investments	$70,797	$70,826		$14,378	$14,376

________________

(1)	25% of which we consider unitranche loans.
(2)	51% of which we consider unitranche loans.

The table below describes investments by industry composition based on fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Aerospace and defense	2.6%	-%
Business services	7.2	6.0
Chemicals	14.3	6.8
Consumer products	1.4	6.8
Distribution	1.9	9.1
Education	10.5	-
Financial services	5.4	12.2
Food and beverage	15.4	-
Healthcare equipment and services	5.1	18.7
Healthcare providers and services	2.4	10.5
Healthcare technology	6.3	-
Household products	13.9	-
Insurance	0.1	-
Internet software and services	5.1	16.4
Manufacturing	7.0	6.8
Telecommunications	1.4	6.7
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
United States:
Midwest	31.8%	19.7%
Northeast	9.0	37.7
South	37.1	26.7
West	19.2	15.9
International	2.9	-
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Weighted average total yield of portfolio	6.3%	8.0%
Weighted average total yield of debt and income producing securities	6.3%	8.4%
Weighted average interest rate of debt securities	6.1%	7.9%
Weighted average spread over LIBOR of all floating rate investments	5.2%	7.0%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$—	—%	$—	—%
2	70,826	100.0	14,376	100.0
3	—	—	—	—
4	—	—	—	—
5	—	—	—	—
Total	$70,826	100.0%	$14,376	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$70,020	100.0%	$13,659	100.0%
Non-accrual	—	—	—	—
Total	$70,020	100.0%	$13,659	100.0%

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

Results of Operations

The following table represents the operating results for the three months ended March 31, 2021:

($ in thousands)	Three Months Ended March 31, 2021
Total Investment Income	$346
Less: Net Operating Expenses	421
Net Investment Income (Loss)	(75)
Net realized gain (loss)	19
Net change in unrealized gain (loss)	31
Net Increase (Decrease) in Net Assets Resulting from Operations	$(25)

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

Investment Income

Investment income for the three months ended March 31, 2021 was as follows:

($ in thousands)	Three Months Ended March 31, 2021
Interest income from investments	$340
Other income	6
Total investment income	$346

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

Expenses

Expenses for the three months ended March 31, 2021 were as follows:

($ in thousands)	Three Months Ended March 31, 2021
Initial organization	$273
Interest expense	71
Management fees	52
Professional fees	286
Directors' fees	245
Shareholder servicing fees	1
Other general and administrative	367
Total operating expenses	$1,295
Management fees waived	(52)
Expense Support	(822)
Net operating expenses	$421

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

Net Change in Unrealized Gain (Loss)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three months ended March 31, 2021, net unrealized gains (losses) on our investment portfolio were comprised of the following:

($ in thousands)	Three Months Ended March 31, 2021
Net change in unrealized gain (loss) on investments	$42
Net change in translation of assets and liabilities in foreign currencies	(11)
Net change in unrealized gain (loss)	$31

We were initially capitalized on September 30, 2020 and commenced investing activities on November 10, 2020. As a result, comparisons may not be meaningful.

Net Realized Gains (Losses) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies during the three months ended March 31, 2021 were comprised of the following:

($ in thousands)	Three Months Ended March 31, 2021
Net realized gain (loss) on investments	$7
Net realized gain (loss) on foreign currency transactions	$12
Net realized gain (loss)	$19

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

We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2021 and December 31, 2020, our asset coverage ratios were 161% and 223%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

As of March 31, 2021, we had $23.4 million in cash. During the three months ended March 31, 2021, we used $32.7 million in cash for operating activities, primarily as a result of funding portfolio investments of $62.9 million, partially offset by sales of portfolio investments of $6.5 million, and other operating activity of $23.7 million. Lastly, cash provided by financing activities was $47.9 million during the period, which was the result of proceeds from net borrowings on our credit facilities of $22.0 million and proceeds from the issuance of shares of $25.9 million.

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

The following table summarizes transactions with respect to shares of our common stock during the three months ended March 31, 2021:

	For the Three Months Ended March 31, 2021
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	-	$-	323,542	$2,996	2,470,920	$22,880	2,794,462	$25,876
Total shares/net proceeds	-	$-	323,542	$2,996	2,470,920	$22,880	2,794,462	$25,876

In accordance with the our share pricing policy, we will modify our public offering prices to the extent necessary to comply with the requirements of the 1940 Act, including the requirement that we will not sell shares at a net offering price below the net asset value per share unless we obtain the requisite approval from our shareholders.

The changes to our offering price per share since the commencement of our initial continuous public offering and associated effective dates of such changes were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.32	$9.58
Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.14	$9.40
Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
Initial offering price	$10.00	$—	$10.00
March 1, 2021	$9.26	$—	$9.26

Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the three months ended March 31, 2021:

	Class S common stock distributions		Class D common stock distributions		Class I common stock distributions
($ in thousands)	Per Share	Amount	Per Share	Amount	Per Share	Amount
2021
March 31, 2021	$0.05	$—	$0.05	$16	$0.05	$194
Total	$0.05	$—	$0.05	$16	$0.05	$194

On February 23, 2021 our Board declared regular monthly distributions for March 2021 through June 2021. The regular monthly cash distributions, each in the gross amount of $0.05145833 per share, are payable on April 28, 2021, May 28, 2021, June 28, 2021 and July 29, 2021 to shareholders of records as of March 31, 2021, April 30, 2021, May 31, 2021 and June 30, 2021, respectively.

On May 5, 2021, our Board declared regular monthly distributions for July 2021 through September 2021. The regular monthly cash distributions, each in the gross amount of $0.05145833 per share, are payable on August 27, 2021, September 28, 2021, and October 28, 2021 to shareholders of records as of July 31, 2021, August 31, 2021, and September 30, 2021, respectively.

We have adopted a distribution reinvestment plan pursuant to which shareholders (except for residents of Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, Oklahoma, Oregon, Vermont and Washington and clients of participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of our same class of common stock to which the distribution relates unless they elect to receive their distributions in cash. We expect to use newly issued shares to implement the distribution reinvestment plan.

We may fund our cash distributions to shareholders from any source of funds available to us, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense support from the Adviser, which is subject to recoupment. In no event, however, will funds be advanced or borrowed for the purpose of distributions, if the amount of such distributions would exceed our accrued and received revenues for the previous four quarters, less paid and accrued operating expenses with respect to such revenues and costs.

Through March 31, 2021, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the three months ended March 31, 2021:

	For the Three Months Ended March 31, 2021
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Distributions in excess of net investment income	$0.05	$191	91.0%
Net realized gain (loss) on investments(1)	—	19	9.0
Total	$0.05	$210	100.0%

________________

(1)	The net realized gain (loss) on investments per share for the three months ended March 31, 2021, rounds to less than $0.01 per share.

Share Repurchases

The Board has complete discretion to determine whether we will engage in any share repurchase, and if so, the terms of such repurchase. At the discretion of our Board, we may use cash on hand, cash available from borrowings, and cash from the sale of our investments as of the end of the applicable period to repurchase shares.

Beginning no later than the third full calendar quarter of 2021, we intend to commence a share repurchase program pursuant to which we intend to conduct quarterly repurchase offers to allow our shareholders to tender their shares at a price equal to the net offering price per share for the applicable class of shares on each date of repurchase.

We intend to limit the number of shares to be repurchased in each quarter to no more than 5.00% of our outstanding shares of common stock.

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Promissory Note	$75,000	$32,000	$43,000	$32,000
Total Debt	$75,000	$32,000	$43,000	$32,000

	December 31, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Promissory Note	$50,000	$10,000	$40,000	$10,000
Total Debt	$50,000	$10,000	$40,000	$10,000

For the three months ended March 31, 2021, the components of interest expense were as follows:

($ in thousands)	For the Three Months Ended March 31, 2021
Interest expense	$71
Total Interest Expense	$71
Average interest rate	4.3%
Average daily borrowings	$6,711

Senior Securities

Information about our senior securities is shown in the following table as of March 31, 2021 and December 31, 2020.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Promissory Note
March 31, 2021 (unaudited)	$32.0	$1,609	—	N/A
December 31, 2020	$10.0	$2,227	—	N/A
________________

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

Promissory Note

On October 15, 2020, we as borrower, entered into a Loan Agreement (the "Original Loan Agreement") with Owl Rock Feeder FIC ORCIC Debt LLC ("Feeder FIC Debt"), an affiliate of the Adviser, as lender, to enter into revolving promissory notes (the "Promissory Notes") to borrow up to an aggregate of $50 million from Feeder FIC Debt.

On March 31, 2021, we entered into an amendment to the Original Loan Agreement to increase the aggregate amount that could be borrowed pursuant to the Promissory Note from $50 million to $75 million. The Original Loan Agreement was amended and restated (as amended and restated, the "Loan Agreement") on May 12, 2021. We may re-borrow any amount repaid; however there is no funding commitment between Feeder FIC Debt and us.

The interest rate on amounts borrowed pursuant to Promissory Notes, prior to May 12, 2021, may be based on either the rate of interest for a LIBOR-Based Advance or the rate of interest for a Prime-Based Advance as defined in the Loan and Security Agreement, dated as of February 20, 2020, as amended from time to time, by and among the Owl Rock Capital Advisors LLC, as borrower, East West Bank, as Administrative Agent, Issuing Lender, Swingline Lender and a Lender and Investec Bank PLC as a Lender.

The interest rate on amounts borrowed pursuant to the Promissory Notes after May 12, 2021 may be based on the lesser of the rate of interest for an ABR Loan or a Eurodollar Loan under the Credit Agreement dated as of April 15, 2021, as amended or supplemented from time to time, by and among the Adviser, as borrower, the several lenders from time to time party thereto, MUFG Union Bank, N.A., as Collateral Agent and MUFG Bank, Ltd., as Administrative Agent.

The unpaid principal balance of the Revolving Promissory Note and accrued interest thereon is payable by us from time to time at the discretion of us but immediately due and payable upon 120 days written notice by Owl Rock Feeder FIC ORCIC Debt LLC, and in any event due and payable in full no later than February 28, 2022. We intend to use the borrowed funds to, among other things, make investments in portfolio companies consistent with its investment strategies.

Revolving Credit Facility

On April 14, 2021, we entered into a Senior Secured Revolving Credit Agreement (the “Revolver”). The parties to the Revolver include us as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), Sumitomo Mitsui Banking Corporation as Administrative Agent, Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A. as Joint Lead Arrangers, Joint Book Runners and Syndication Agents, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as Documentation Agents.

The Revolver is guaranteed by OR Lending IC LLC, a subsidiary of ours, and will be guaranteed by certain domestic subsidiaries of ours that are formed or acquired by us in the future (collectively, the “Guarantors”). Proceeds of the Revolver may be used for general corporate purposes, including the funding of portfolio investments.

The maximum principal amount of the Revolver is $600,000,000, subject to availability under the borrowing base, which is based on the our portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolver may be increased to $1,100,000,000 through the exercise by the Borrower of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolver is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions, and includes a $50,000,000 limit for swingline loans.

The availability period under the Revolver will terminate on April 14, 2025 (“Commitment Termination Date”) and the Revolver will mature on April 14, 2026 (“Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolver out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolver, will bear interest at either LIBOR plus a margin, or the prime rate plus a margin. We may elect either the LIBOR or prime rate at the time of drawdown, and loans may be converted from one rate to another at any time at our option, subject to certain conditions. Further, the Revolver builds in a hardwired approach for the replacement of LIBOR loans in U.S. dollars. For LIBOR loans in other permitted currencies, the Revolver includes customary fallback mechanics for us and the Administrative Agent to select an alternative benchmark, subject to the negative consent of required Lenders. We will also pay a fee of 0.375% on undrawn amounts under the Revolver.

The Revolver includes customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of March 31, 2021 and December 31, 2020, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2021	December 31, 2020
($ in thousands)
ACR Group Borrower, LLC	First lien senior secured revolving loan	$875	$—
AxiomSL Group, Inc.	First lien senior secured revolving loan	212	212
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	107	107
PATRIOT ACQUISITION TOPCO S.A.R.L. (dba Corza Health, Inc.)	First lien senior secured revolving loan	88	—
Gaylord Chemical Company, L.L.C	First lien senior secured revolving loan	791	—
Granicus, Inc.	First lien senior secured delayed draw term loan	402	—
Granicus, Inc.	First lien senior secured revolving loan	161	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	96	96
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	89	99
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	68	65
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan C	4	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan D	1,920	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured revolving loan	5	—
PCF Holdco, LLC	Class A Units	163	—
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	179	393
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	144	103
Total Unfunded Portfolio Company Commitments		$5,304	$1,075

We maintain sufficient borrowing capacity to cover outstanding unfunded portfolio company commitments that we may be required to fund. We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding portfolio company unfunded commitments we are required to fund.

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of us in the amount of $2.5 million for the period from April 22, 2020 (Inception) to March 31, 2021, of which $0.5 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $2.3 million for the period from April 22, 2020  (Inception) to December 31, 2020, of which $0.2 million has been charged to the Company pursuant to the Investment Advisory Agreement.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2021, management was not aware of any pending or threatened litigation against us.

Contractual Obligations

A summary of our contractual payment obligations under our Promissory Note as of March 31, 2021, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Promissory Note	$32,000	32,000	$-	—	—
Total Contractual Obligations	$32,000	$32,000	$—	$—	$—

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement;
•	the Expense Support Agreement;
•	the Dealer Manager Agreement; and
•	the License Agreement.

In addition to the aforementioned agreements, we rely on exemptive relief that has been granted to our Adviser and certain affiliates to co-invest with other funds managed by the Owl Rock Advisers, including the Owl Rock Clients, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “ITEM 8. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

Our Board has authorized us to enter into a series of Promissory Notes with an affiliate of our Adviser to borrow up to $75 million.  See “ITEM 1. – Notes to Consolidated Financial Statements – Note. 6 Debt” for further details.

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.  Our critical accounting policies should be read in connection with our risk factors as disclosed in our Form 10-K for the fiscal year ended December 31, 2020 and in  “ITEM 1A. – RISK FACTORS.”

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

Distributions

We intend to elect to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. To obtain and maintain our tax treatment as a RIC, we must distribute (or be deemed to distribute) in each taxable year distributions for tax purposes equal to at least 90 percent of the sum of our:

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

Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We also intend to elect to be treated as a RIC under the Code beginning with our taxable year ended December 31, 2020 and intend to qualify for tax treatment as a RIC thereafter. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as distributions. Rather, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

As of March 31, 2021, 100.0% of our debt investments based on fair value were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.89%.

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month LIBOR and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$2.1	$1.0	$1.1
Up 200 basis points	$1.4	$0.6	$0.8
Up 100 basis points	$0.7	$0.3	$0.4
Up 50 basis points	$-	$-	$-
Down 25 basis points	$-	$-	$-
Down 50 basis points	$-	$-	$-

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2021 quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Risks Related to Our Business

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In order to satisfy the reinvestment portion of our dividends for the three months ended March 31, 2021, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Date of Issuance	Record Date	Number of Shares	Purchase Price
April 28, 2021	March 31, 2021	2,888	$9.26

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibits

10.1	Amendment No. 1, dated as of March 31, 2021, to the Loan Agreement, dated as of October 15, 2020, by and between Owl Rock Core Income Corp. and Owl Rock Feeder FIC ORCIC Debt LLC.

10.2

Senior Secured Revolving Credit Agreement, dated as of April 13, 2021, among Owl Rock Core Income Corp. as Borrower, the Lenders and Issuing Banks party thereto, and Sumitomo Mitsui Banking Corporation as Administrative Agent, Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A. as Syndication Agents, Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A. as Joint Lead Arrangers and Joint Book Runners, JP Morgan Chase Bank, N.A. and Bank of America as Documentation Agents.

10.3*	Amended and Restated Loan Agreement, dated May 12 2021, by and between Owl Rock Core Income Corp. and Owl Rock Feeder FIC ORCIC Debt LLC.

31.1*

 Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

 Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________

*   Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Owl Rock Core Income Corp.

Date: May 13, 2021	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: May 13, 2021	By:	/s/ Bryan Cole
Bryan Cole
Chief Financial Officer and Chief Accounting Officer