Form 10-Q
period 2021-06-30
Owl Rock Core Income Corp.
filed 2021-08-13
CIK 1812554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 12, 2021, the registrant had 6,566,643 shares of Class S common stock, 4,483,018 shares of Class D common stock, and 21,686,512 shares of Class I common stock, each with a par value per share of $0.01, outstanding.

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

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;
•	the impact of interest and inflation rates on our business prospects and the prospects of our portfolio companies;
•	our contractual arrangements and relationships with third parties;
•	the ability of our portfolio companies to achieve their objectives;
•	competition with other entities and our affiliates for investment opportunities;
•	the speculative and illiquid nature of our investments;
•	the use of borrowed money to finance a portion of our investments as well as any estimates regarding potential use of leverage;
•	the adequacy of our financing sources and working capital;
•	the loss of key personnel;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of Owl Rock Capital Advisors LLC (“the Adviser” or “our Adviser”) to locate suitable investments for us and to monitor and administer our investments;
•	the ability of the Adviser to attract and retain highly talented professionals;
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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Core Income Corp.

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Investments at fair value (amortized cost of $419,876 and $14,378, respectively)	$420,733	$14,376
Cash	15,762	8,153
Interest receivable	1,259	60
Due from Adviser	659	—
Prepaid expenses and other assets	36	21
Total Assets	$438,449	$22,610
Liabilities
Debt (net of unamortized debt issuance costs of $5,998 and $0, respectively)	$161,784	$10,000
Distribution payable	1,136	—
Payable for investments purchased	64,597	—
Payables to affiliates	—	191
Accrued expenses and other liabilities	1,145	146
Total Liabilities	228,662	10,337
Commitments and contingencies (Note 7)
Net Assets
Class S Common shares $0.01 par value, 1,000,000,000 shares authorized; 2,876,081 and 0 shares issued and outstanding, respectively	29	—
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 3,380,411 and 0 shares issued and outstanding, respectively	34	—
Class I Common shares $0.01 par value, 1,000,000,000 shares authorized; 16,308,505 and 1,300,100 shares issued and outstanding, respectively	163	13
Additional paid-in-capital	209,250	12,420
Distributable earnings (losses)	311	(160)
Total Net Assets	209,787	12,273
Total Liabilities and Net Assets	$438,449	$22,610
Net Asset Value Per Class S Share(1)	$9.30	—
Net Asset Value Per Class D Share(1)	$9.29	—
Net Asset Value Per Class I Share	$9.30	$9.44

________________

(1)	There were no Class S or Class D shares of common stock outstanding as of December 31, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Core Income Corp.

Consolidated Statement of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$3,498	$3,828
Other income	169	185
Total investment income from non-controlled, non-affiliated investments	3,667	4,013
Total Investment Income	3,667	4,013
Operating Expenses
Initial organization	—	273
Interest expense	1,432	1,503
Management fees	214	266
Performance based incentive fees	198	198
Professional fees	377	663
Directors' fees	286	531
Shareholder servicing fees	49	50
Other general and administrative	561	928
Total Operating Expenses	3,117	4,412
Management fees waived (Note 3)	—	(52)
Expense support (Note 3)	(1,756)	(2,578)
Net Operating Expenses	1,361	1,782
Net Investment Income (Loss)	$2,306	$2,231
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$770	$812
Translation of assets and liabilities in foreign currencies	33	22
Total Net Change in Unrealized Gain (Loss)	803	834
Net realized gain (loss):
Non-controlled, non-affiliated investments	—	7
Foreign currency transactions	(12)	—
Total Net Realized Gain (Loss)	(12)	7
Total Net Realized and Change in Unrealized Gain (Loss)	791	841
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$3,097	$3,072
Net Increase (Decrease) in Net Assets Resulting from Operations Per Share of Class S Common Stock	$344	$344
Net Increase (Decrease) in Net Assets Resulting from Operations Per Share of Class D Common Stock	$424	$433
Net Increase (Decrease) in Net Assets Resulting from Operations Per Share of Class I Common Stock	$2,329	$2,295
Earnings Per Share - Basic and Diluted of Class S Common Stock	$0.19	$0.37
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	1,855,501	927,751
Earnings Per Share - Basic and Diluted of Class D Common Stock	$0.20	$0.38
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted	2,146,434	1,130,104
Earnings Per Share - Basic and Diluted of Class I Common Stock	$0.20	$0.33
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	11,690,142	6,929,568

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Core Income Corp.

Consolidated Schedule of Investments

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(14)(24)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(20)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(5)
Aerospace and Defense
Peraton Corp.(6)(16)	First lien senior secured loan	L + 3.75%	2/1/2028	4,988	4,963	4,998	2.4%
Peraton Corp.(6)	Second lien senior secured loan	L + 7.75%	2/1/2029	5,000	4,927	4,925	2.3%
				9,988	9,890	9,923	4.7%
Automotive
Mavis Tire Express Services Topco Corp.(7)(16)	First lien senior secured loan	L + 4.00%	5/4/2028	10,000	9,951	10,025	4.8%
				10,000	9,951	10,025	4.8%
Buildings and real estate
CoreLogic, Inc.(6)(16)(18)	First lien senior secured loan	L + 3.50%	6/2/2028	15,000	14,925	14,948	7.1%
Dodge Data & Analytics, LLC(9)	First lien senior secured loan	P + 6.50%	4/14/2026	2,159	2,118	2,116	1.0%
Dodge Data & Analytics, LLC(11)(12)	First lien senior secured revolving loan	L + 7.50%	4/14/2026	—	(2)	(2)	—%
REALPAGE, INC.(6)	Second lien senior secured loan	L + 6.50%	4/23/2029	2,500	2,463	2,463	1.2%
				19,659	19,504	19,525	9.3%
Business services
Hercules Borrower, LLC (dba The Vincit Group)(7)	First lien senior secured loan	L + 6.50%	12/15/2026	$820	$809	$814	0.4%
Hercules Borrower LLC (dba The Vincit Group)(11)(12)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	—	(1)	(1)	—%
Hercules Buyer, LLC (dba The Vincit Group)(15)(21)	Unsecured notes	0.48% (PIK)	12/14/2029	24	24	24	—%
Packers Holdings, LLC(8)(16)	First lien senior secured loan	L + 3.25%	3/9/2028	4,291	4,270	4,265	2.0%
				5,135	5,102	5,102	2.4%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(8)	Second lien senior secured loan	L + 7.75%	11/24/2028	1,000	986	995	0.5%
Gaylord Chemical Company, L.L.C(7)	First lien senior secured loan	L + 6.00%	3/30/2027	9,186	9,098	9,095	4.3%
Gaylord Chemical Company, L.L.C(11)(12)	First lien senior secured revolving loan	L + 6.00%	3/30/2026	—	(8)	(8)	—%
Velocity HoldCo III Inc(7)	First lien senior secured loan	L + 5.75%	4/22/2027	2,358	2,307	2,305	1.1%
Velocity HoldCo III Inc(11)(12)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	—	(3)	(3)	—%
				12,544	12,380	12,384	5.9%
Consumer products
Conair Holdings, LLC(7)	Second lien senior secured loan	L + 7.50%	5/17/2029	32,500	31,979	32,256	15.4%
Olaplex, Inc.(6)	First lien senior secured loan	L + 6.50%	1/8/2026	981	972	981	0.5%
				33,481	32,951	33,237	15.9%
Containers and packaging

Owl Rock Core Income Corp.

Consolidated Schedule of Investments (Continued)

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(14)(24)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(20)	Fair Value	Percentage of Net Assets
Charter NEX US, Inc.(6)(16)(18)	First lien senior secured loan	L + 3.75%	12/1/2027	7,980	7,980	7,990	3.8%
				7,980	7,980	7,990	3.8%
Distribution
Individual Foodservice Holdings, LLC(8)	First lien senior secured loan	L + 6.25%	11/22/2025	1,311	1,293	1,301	0.6%
Individual Foodservice Holdings, LLC(8)(11)(13)	First lien senior secured delayed draw term loan	L + 6.25%	6/30/2022	9	8	9	—%
Individual Foodservice Holdings, LLC(6)(11)	First lien senior secured revolving loan	L + 6.25%	11/22/2024	7	6	7	—%
SRS Distribution, Inc.(7)(16)	First lien senior secured loan	L + 3.75%	6/2/2028	5,000	4,963	4,995	2.4%
				6,327	6,270	6,312	3.0%
Education
Cambium Learning Group(7)(16)(18)	First lien senior secured loan	L + 4.50%	12/18/2025	7,459	7,441	7,494	3.6%
Pluralsight, LLC(8)	First lien senior secured loan	L + 8.00%	4/6/2027	4,608	4,563	4,553	2.2%
Pluralsight, LLC(11)(12)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	—	(4)	(5)	—%
				12,067	12,000	12,042	5.8%
Financial Services
AxiomSL Group, Inc.(7)	First lien senior secured loan	L + 6.50%	12/3/2027	1,779	1,754	1,770	0.8%
AxiomSL Group, Inc.(11)(12)	First lien senior secured revolving loan	L + 6.50%	12/3/2025	—	(3)	(1)	—%
Hg Saturn Luchaco Limited(17)(22)	Unsecured notes	G + 7.50% (PIK)	3/30/2026	2,072	2,056	2,088	1.0%
				3,851	3,807	3,857	1.8%
Food and Beverage
Caiman Merger Sub LLC (dba City Brewing)(7)	First lien senior secured loan	L + 3.50%	4/5/2028	15,625	15,397	15,391	7.3%
Par Technology Corp.(6)(17)	First lien senior secured note	L + 4.75%	4/8/2025	23,000	22,565	22,540	10.7%
Shearer's Foods, LLC(7)(16)	First lien senior secured loan	L + 3.50%	9/23/2027	10,945	10,945	10,948	5.2%
Sovos Brands Intermediate, Inc.(6)	First lien senior secured loan	L + 4.25%	6/8/2028	15,000	14,963	14,963	7.1%
				64,570	63,870	63,842	30.3%
Healthcare equipment and services
Canadian Hospital Specialties Ltd.(17)(23)	First lien senior secured loan	C + 4.50%	4/14/2028	3,610	3,515	3,556	1.7%
Canadian Hospital Specialties Ltd.(11)(12)(13)(17)	First lien senior secured delayed draw term loan	C + 4.50%	4/15/2023	—	(7)	4	—%
Canadian Hospital Specialties Ltd.(11)(12)(17)	First lien senior secured revolving loan	C + 4.50%	4/15/2027	—	(6)	(4)	—%
Packaging Coordinators Midco, Inc.(8)	Second lien senior secured loan	L + 8.00%	11/30/2028	2,418	2,372	2,388	1.1%

Owl Rock Core Income Corp.

Consolidated Schedule of Investments (Continued)

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(14)(24)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(20)	Fair Value	Percentage of Net Assets
PATRIOT ACQUISITION TOPCO S.A.R.L. (dba Corza Health, Inc.)(7)	First lien senior secured loan	L + 6.75%	1/29/2028	864	850	850	0.4%
PATRIOT ACQUISITION TOPCO S.A.R.L. (dba Corza Health, Inc.)(11)(12)	First lien senior secured revolving loan	L + 6.75%	1/29/2026	—	(2)	(1)	—%
				6,892	6,722	6,793	3.2%
Healthcare providers and services
Pacific Dental Services, LLC(6)(18)	First lien senior secured loan	L + 3.50%	5/5/2028	14,000	13,897	13,895	6.6%
Quva Pharma, Inc.(6)	First lien senior secured loan	L + 5.50%	4/12/2028	4,545	4,412	4,409	2.1%
Quva Pharma, Inc.(11)(12)	First lien senior secured revolving loan	L + 5.50%	4/10/2026	—	(13)	(14)	—%
Refresh Parent Holdings, Inc.(7)	First lien senior secured loan	L + 6.50%	12/9/2026	1,192	1,176	1,180	0.6%
Refresh Parent Holdings, Inc.(7)(11)(13)	First lien senior secured delayed draw term loan	L + 6.50%	6/9/2022	282	277	278	0.1%
Refresh Parent Holdings, Inc.(11)(12)	First lien senior secured revolving loan	L + 6.50%	12/9/2026	—	(2)	(1)	—%
				20,019	19,747	19,747	9.4%
Healthcare technology
Project Ruby Ultimate Parent Corp. (dba Wellsky)(6)	First lien senior secured loan	L + 3.25%	3/10/2028	4,489	4,467	4,473	2.1%
				4,489	4,467	4,473	2.1%
Household products
Walker Edison Furniture Company LLC(8)	First lien senior secured loan	L + 5.75%	3/31/2027	9,975	9,831	9,875	4.7%
				9,975	9,831	9,875	4.7%
Infrastructure and environmental services
Aegion Corp.(7)(18)	First lien senior secured loan	L + 4.75%	5/17/2028	20,000	19,904	19,899	9.5%
Osmose Utilities Services, Inc.(6)(18)	First lien senior secured loan	L + 3.25%	6/23/2028	20,000	19,900	19,900	9.5%
USIC Holdings, Inc.(6)(18)	First lien senior secured loan	L + 3.50%	5/12/2028	15,000	14,926	14,925	7.1%
USIC Holdings, Inc.(6)(18)	Second lien senior secured loan	L + 6.50%	5/14/2029	18,000	17,823	17,820	8.5%
				73,000	72,553	72,544	34.6%
Insurance
Alliant Holdings Intermediate, LLC(6)(16)(18)	First lien senior secured loan	L + 3.75%	11/5/2027	3,992	3,972	3,995	1.9%
Evolution BuyerCo, Inc.(7)	First lien senior secured loan	L + 6.25%	4/28/2028	7,703	7,595	7,593	3.6%
Evolution BuyerCo, Inc.(11)(12)(13)	First lien senior secured delayed draw term loan	L + 6.25%	4/28/2023	—	(3)	(3)	—%
Evolution BuyerCo, Inc.(11)(12)	First lien senior secured revolving loan	L + 6.25%	4/30/2027	—	(9)	(10)	—%
Peter C. Foy & Associated Insurance Services, LLC(8)	First lien senior secured loan	L + 6.50%	3/31/2026	65	65	65	—%

Owl Rock Core Income Corp.

Consolidated Schedule of Investments (Continued)

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(14)(24)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(20)	Fair Value	Percentage of Net Assets
Peter C. Foy & Associated Insurance Services, LLC(8)(13)	First lien senior secured delayed draw term loan C	L + 6.25%	3/31/2026	8	8	8	—%
Peter C. Foy & Associated Insurance Services, LLC(8)(11)(13)	First lien senior secured delayed draw term loan D	L + 6.50%	9/12/2022	730	712	730	0.3%
Peter C. Foy & Associated Insurance Services, LLC(8)(11)	First lien senior secured revolving loan	L + 6.50%	3/31/2026	1	1	1	—%
				12,499	12,341	12,379	5.8%
Internet software and services
BCTO BSI Buyer, Inc. (dba Buildertrend)(7)	First lien senior secured loan	L + 7.00%	12/23/2026	893	885	888	0.4%
BCTO BSI Buyer, Inc. (dba Buildertrend)(11)(12)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	—	(1)	(1)	—%
BCPE Nucleon (DE) SPV, LP(8)	First lien senior secured loan	L + 7.00%	9/24/2026	1,333	1,315	1,323	0.6%
Granicus, Inc.(6)	First lien senior secured loan	L + 6.25%	1/29/2027	1,768	1,728	1,733	0.8%
Granicus, Inc.(11)(12)(13)	First lien senior secured delayed draw term loan	L + 6.25%	1/30/2023	—	(1)	(1)	—%
Granicus, Inc.(11)(12)(13)	First lien senior secured delayed draw term loan	L + 6.00%	4/23/2023	—	(3)	(3)	—%
Granicus, Inc.(11)(12)	First lien senior secured revolving loan	L + 6.25%	1/29/2027	—	(4)	(3)	—%
Help/Systems Holdings, Inc.(7)(18)	First lien senior secured loan	L + 4.75%	11/19/2026	6,484	6,484	6,484	3.1%
Hyland Software, Inc.(6)	Second lien senior secured loan	L + 6.25%	7/7/2025	22,500	22,490	22,574	10.8%
MessageBird Bidco B.V.(7)(17)	First lien senior secured loan	L + 6.75%	5/5/2027	5,000	4,892	4,889	2.3%
Thunder Purchaser, Inc.(7)	First lien senior secured note	L + 5.75%	6/30/2028	7,729	7,651	7,651	3.6%
Thunder Purchaser, Inc.(11)(12)	First lien senior secured revolving loan	P + 4.75%	6/30/2027	—	(7)	(7)	—%
Thunder Purchaser, Inc.(11)(13)	First lien senior secured delayed draw term loan	L + 5.75%	6/30/2023	—	—	—	—%
				45,707	45,429	45,527	21.6%
Manufacturing
ACR Group Borrower, LLC(7)	First lien senior secured loan	L + 4.50%	3/31/2028	4,125	4,066	4,072	1.9%
ACR Group Borrower, LLC(11)(12)	First lien senior secured revolving loan	L + 4.50%	3/31/2026	—	(12)	(11)	—%
Engineered Machinery Holdings (dba Duravant)(7)(18)	Second lien senior secured loan	L + 6.50%	5/21/2029	21,000	20,900	20,895	10.0%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)	Second lien senior secured loan	L + 8.25%	12/28/2028	900	878	887	0.4%
				26,025	25,832	25,843	12.3%

Owl Rock Core Income Corp.

Consolidated Schedule of Investments (Continued)

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(14)(24)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(20)	Fair Value	Percentage of Net Assets
Professional Services
Relativity ODA LLC(6)	First lien senior secured loan	L + 7.50% PIK	5/12/2027	4,386	4,322	4,320	2.1%
Relativity ODA LLC(11)(12)	First lien senior secured revolving loan	L + 6.50%	5/12/2027	—	(6)	(7)	—%
				4,386	4,316	4,313	2.1%
Specialty retail
Milan Laser Holdings LLC(7)	First lien senior secured loan	L + 5.00%	4/27/2027	20,735	20,533	20,528	9.8%
Milan Laser Holdings LLC(11)(12)	First lien senior secured revolving loan	L + 5.00%	4/27/2027	—	(17)	(18)	—%
				20,735	20,516	20,510	9.8%
Telecommunications
Park Place Technologies, LLC(6)	First lien senior secured loan	L + 5.00%	11/10/2027	998	960	980	0.5%
				998	960	980	0.5%
Total non-controlled/non-affiliated portfolio company debt investments				$410,327	$406,419	$407,223	193.8%
Equity Investments
Automotive
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(10)	Series A Convertible Preferred Stock	7.00% PIK	N/A	10,887	10,524	10,514	5.0%
					10,524	10,514	5.0%
Buildings and real estate
Skyline Holdco B, Inc. (dba Dodge Data & Analytics)(10)(19)	Series A Preferred Stock	N/A	N/A	143,963	216	216	—%
					216	216	—%
Business services
Hercules Buyer, LLC (dba The Vincit Group)(10)(15)(19)	Common Units	N/A	N/A	12	10	12	—%
					10	12	—%
Consumer products
ASP Conair Holdings LP(10)(19)	Class A Units	N/A	N/A	9,286	929	929	0.4%
					929	929	0.4%
Healthcare equipment and services
KPCI Holdings, L.P.(10)(19)	LP Interest	N/A	N/A	313	313	362	0.2%
Patriot Holdings SCSp (dba Corza Health, Inc.)(10)	Class A Units	8.00% PIK	N/A	47	47	47	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(10)(19)	Class B Units	N/A	N/A	629	—	—	—%
					360	409	0.2%
Healthcare providers and services
Restore OMH Intermediate Holdings, Inc.(10)	Senior Preferred Stock	13.00% PIK	N/A	327	319	319	0.2%
					319	319	0.2%
Insurance
Evolution Parent, LP(10)(19)	LP Interest	N/A	N/A	270,270	270	270	0.1%
PCF Holdco, LLC(10)(11)(19)	Class A Units	N/A	N/A	—	—	—	—%
					270	270	0.1%
Internet software and services
MessageBird BidCo B.V.(10)(17)(19)	Warrants	N/A	N/A	798	49	49	—%

Owl Rock Core Income Corp.

Consolidated Schedule of Investments (Continued)

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(14)(24)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(20)	Fair Value	Percentage of Net Assets
Thunder Topco L.P.(10)(19)	Common Units	N/A	N/A	680,457	680	680	0.3%
					729	729	0.3%
Manufacturing
Gloves Holding, LP (dba Protective Industrial Products)(10)(19)	LP Interest	N/A	N/A	100	100	112	0.1%
					100	112	0.1%
Total non-controlled/non-affiliated portfolio company equity investments					$13,457	$13,510	6.3%
Total Investments					$419,876	$420,733	200.1%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
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
(5)

Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), British pound sterling LIBOR (“GBPLIBOR” or “G”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2021 was 0.10%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2021 was 0.15%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2021 was 0.16%.
(9)	The interest rate on these loans is subject to Prime, which as of June 30, 2021 was 3.25%.
(10)

Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted security” under the Securities Act. As of June 30, 2021, the aggregate fair value of these securities is $13.5 million, or 6.4% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
ASP Conair Holdings LP	Class A Units	May 17, 2021
Evolution Parent, LP	LP Interest	April 30, 2021
Gloves Holding, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
Hercules Buyer, LLC	Common Units	December 15, 2020
KPCI Holdings, L.P.	LP Interest	November 30, 2020
MessageBird BidCo B.V.	Warrants	April 29, 2021
Metis HoldCo, Inc.	Series A Convertible Preferred Stock	May 4, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC	Class A Units	March 30, 2021
Restore OMH Intermediate Holdings, Inc.	Senior Preferred Stock	December 9, 2020
Skyline Holdco B, Inc.	Series A Preferred Stock	April 14, 2021
Thunder Topco L.P.	Common Units	June 30, 2021

Owl Rock Core Income Corp.

Consolidated Schedule of Investments (Continued)

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

(11)	Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
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

(15)	We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(16)	Level 2 investment.
(17)

This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2021, non-qualifying assets represented 7.4% of total assets as calculated in accordance with the regulatory requirements.

(18)

This portfolio company was not a co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission.

(19)	Investment is non-income producing.
(20)

As of June 30, 2021, the net estimated unrealized gain on investments for U.S. federal income tax purposes was $0.9 million based on a tax cost basis of $419.9 million. As of June 30, 2021, the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $1.0 million and the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $ 0.1 million.

(21)	Investment does not contain a variable rate structure.
(22)	The interest rate on this loan is subject to 6 month GBPLIBOR, which as of June 30, 2021 was 0.11%.
(23)	The interest rate on this loan is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of June 30, 2021 was 0.44%
(24)	Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility.

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

Owl Rock Core Income Corp.

Consolidated Statement of Changes in Net Assets

(Unaudited)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$2,306	$2,231
Net change in unrealized gain (loss)	803	834
Net realized gain (loss) on investments	(12)	7
Net Increase (Decrease) in Net Assets Resulting from Operations	3,097	3,072
Distributions
Class S	(253)	(253)
Class D	(323)	(339)
Class I	(1,815)	(2,009)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(2,391)	(2,601)
Capital Share Transactions
Class S:
Issuance of shares of common stock	26,580	26,580
Reinvestment of shareholders' distributions	70	70
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	26,650	26,650
Class D:
Issuance of shares of common stock	28,196	31,192
Reinvestment of shareholders' distributions	114	114
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	28,310	31,306
Class I:
Issuance of shares of common stock	115,968	138,848
Reinvestment of shareholders' distributions	239	239
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	116,207	139,087
Total Increase (Decrease) in Net Assets	171,873	197,514
Net Assets, at beginning of period	37,914	12,273
Net Assets, at end of period	$209,787	$209,787

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Core Income Corp.

Consolidated Statement of Cash Flows

(Amounts in thousands)

(Unaudited)

For the Six Months Ended June 30, 2021
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$3,072
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(412,050)
Proceeds from investments and investment repayments, net	6,851
Net change in unrealized (gain) loss on investments	(812)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(22)
Net realized (gain) loss on investments	(7)
Net realized (gain) loss on foreign currency transactions relating to investments	(3)
Paid-in-kind interest	(176)
Net amortization of discount on investments	(113)
Amortization of debt issuance costs	267
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,199)
(Increase) decrease in Due from Adviser	(659)
(Increase) decrease in prepaid expenses and other assets	(15)
Increase (decrease) in payable for investments purchased	64,597
Increase (decrease) in payables to affiliates	(191)
Increase (decrease) in accrued expenses and other liabilities	999
Net cash used in operating activities	(339,461)
Cash Flows from Financing Activities
Borrowings on debt	496,358
Repayments of debt	(338,600)
Debt issuance costs	(6,265)
Proceeds from issuance of common shares	196,619
Distributions paid to shareholders	(1,042)
Net cash provided by financing activities	347,070
Net increase (decrease) in cash	7,609
Cash, beginning of period	8,153
Cash, end of period	$15,762

Supplemental and Non-Cash Information
Interest paid during the period	$766
Distributions declared during the period	$2,601
Reinvestment of distributions during the period	$423
Distributions payable	$1,136

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

The Company is managed by Owl Rock Capital Advisors LLC (the “Adviser”). The Adviser is an indirect subsidiary of Blue Owl Capital, Inc. (“Blue Owl) (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). Subject to the overall supervision of the Company’s Board, the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.

The Company has received an exemptive order that permits it to offer multiple classes of shares of common stock and to impose asset-based servicing and distribution fees and early withdrawal fees. The Company offers on a best efforts, continuous basis up to $2,500,000,000 in any combination of amount of shares of Class S, Class D, and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock is offered through Blue Owl Securities LLC (formerly Owl Rock Capital Securities LLC) (d/b/a Blue Owl Securities) (the “Dealer Manager”). The Dealer Manager is entitled to receive upfront selling commissions of up to 3.50% of the offering price of each Class S share sold in the offering and 1.50% of the offering price of each Class D share sold in the offering. Class I shares are not subject to upfront selling commissions. Any upfront selling commissions for the Class S shares and Class D shares sold in the offering will be deducted from the purchase price. Class S, Class D and Class I shares were offered at initial purchase prices per shares of $10.35, $10.15 and $10.00, respectively. Thereafter, the purchase price per share for each class of common stock will vary and will not be sold at a price below the Company’s net asset value per share of such class, as determined in accordance with the Company’s share pricing policy, plus applicable upfront selling commissions.

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

The Company commenced a continuous public offering of up to $2,500,000,000 in any combination of Class S, Class D, and Class I shares of its common stock on November 12, 2020. On November 12, 2020, the Company sold 700,000 shares pursuant to the

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

subscription agreement with Feeder FIC Equity and met the minimum offering requirement for its continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $10.00 per share. Since meeting the minimum offering requirement and commencing its continuous public offering through June 30, 2021, the Company has issued 2,868,538 shares of Class S common stock, 3,368,067 shares of Class D common stock and 16,282,774 shares of Class I common stock for gross proceeds of $27.0 million, $31.2 million and $151.8 million, respectively, including $1,000 of seed capital contributed by its Adviser in September 2020 and approximately $25.0 million in gross proceeds raised in the private placement from Feeder FIC Equity.

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

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. For the three and six months ended June 30, 2021, PIK interest earned was less than 5% of investment income. Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point we believe PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2021, no investments are on non-accrual status.

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

Note 3. Agreements and Related Party Transactions

As of June 30, 2021, the Company had receivables from affiliates of $0.7 million primarily comprised of expense support due from the Adviser partially offset by amounts reimbursable to the Adviser pursuant to the Administration Agreement. As of December 31, 2020, the Company had payables to affiliates of $0.2 million primarily comprised of amounts reimbursable to the Adviser pursuant to the Administration Agreement.

Administration Agreement

The Company has entered into an amended and restated Administration Agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, required administrative services, which include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses, and the performance of administrative and professional services rendered by others.

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

For the three and six months ended June 30, 2021, the Company incurred expenses of approximately $0.6 million and $0.9 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

Investment Advisory Agreement

The Company has entered into an amended and restated Investment Advisory Agreement (the “Investment Advisory Agreement”) with the Adviser. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals.

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

The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of penalty, the Company may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board of Directors or the shareholders holding a majority (as defined under the 1940 Act) of the outstanding shares of the Company’s common stock or the Adviser. In addition, without payment of penalty, the Adviser may generally terminate the Investment Advisory Agreement upon 120 days’ written notice.

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

For the three and six months ended June 30, 2021, management fees (gross of waivers) were $214 thousand and $266 thousand, respectively. For the six months ended June 30, 2021, $52 thousand of management fees were waived.

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

The second component of the incentive fee, the “Capital Gains Incentive Fee,” will be determined and payable in arrears as of the end of each calendar year during which the Investment Advisory Agreement is in effect. In the case of a liquidation, or if the Investment Advisory Agreement is terminated, the fee will also become payable as of the effective date of such event. The annual fee will equal (i) 12.50% of the Company’s realized capital gains on a cumulative basis from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less (ii) the aggregate amount of any previously paid incentive fees on capital gains as calculated in accordance with U.S. GAAP. The Company will accrue but will not pay a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if the Company was to sell the relevant investment and realize a capital gain. In no event will the incentive fee on capital gains payable pursuant hereto be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

For the three and six months ended June 30, 2021, the Company incurred performance based incentive fees on net investment income of $94 thousand.

For the three and six months ended June 30, 2021, the Company incurred performance based incentive fees based on capital gains of $105 thousand.

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

For the six months ended June 30, 2021, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization and offering expenses of $0.3 million. The Company did not accrue initial organization and offering expenses for the three months ended June 30, 2021.

From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms.

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company relies on exemptive relief that has been granted to the Adviser to co-invest with other funds managed by the Adviser or its affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing, and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.

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

The Adviser is affiliated with Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), and Owl Rock Diversified Advisors LLC (“ORDA”). ORTA, ORPFA and the Adviser, the “Owl Rock Advisers”, are also investment advisers. The Owl Rock Advisers are indirect affiliates of Blue Owl and comprise “Owl Rock,” a division of Blue Owl focused on direct lending. The Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company, and other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other funds managed by Owl Rock that could avail themselves of  exemptive relief and that have an investment objective similar to the Company’s.

Dealer Manager Agreement

The Company has entered into a dealer manager agreement (the “Dealer Manager Agreement”) with Blue Owl Securities LLC (“Blue Owl Securities”), an affiliate of the Adviser, and participating broker-dealer agreements with certain broker-dealers. Under the terms of the Dealer Manager Agreement and the participating broker-dealer agreements, Blue Owl Securities serves as the dealer manager, and certain participating broker-dealers solicit capital, for the Company’s public offering of shares of Class S, Class D, and Class I common stock. Blue Owl Securities will be entitled to receive upfront selling commissions of up to 3.50% of the offering price of each Class S share sold in this offering. Blue Owl Securities will be entitled to receive upfront selling commissions of up to 1.50% of the offering price of each Class D share sold in this offering. Blue Owl Securities anticipates that all or a portion of the upfront selling commissions will be retained by, or reallowed (paid) to, participating broker-dealers. Blue Owl Securities will not receive upfront selling commissions with respect to any class of shares issued pursuant to the Company’s distribution reinvestment plan or with respect to purchases of Class I shares.

Upfront selling commissions for sales of Class S and Class D shares may be reduced or waived in connection with volume or other discounts, other fee arrangements or for sales to certain categories of purchasers.

Blue Owl Securities, an affiliate of Blue Owl, is registered as a broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority.

Shareholder Servicing Plan

Subject to FINRA limitations on underwriting compensation and pursuant to a distribution plan adopted by the Company in compliance with Rules 12b-1 and 17d-3 under the 1940 Act, as if those rules applied to the Company, the Company will pay Blue Owl Securities servicing fees for ongoing services as follows:

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

For the three and six months ended June 30, 2021, the Company paid servicing fees with respect to Class D shares of $13 thousand. For the three and six months ended June 30, 2021, the Company paid servicing fees with respect to Class S shares of $37 thousand.

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

The servicing fees are paid monthly in arrears. Blue Owl Securities will reallow (pay) all or a portion of the ongoing servicing fees to participating broker-dealers and servicing broker-dealers for ongoing services performed by such broker-dealers, and will waive ongoing servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such services. Because the ongoing servicing fees are calculated based on the Company’s net asset values for the Company’s Class S and Class D shares, they will reduce the net asset values or, alternatively, the distributions payable, with respect to the shares of each such class, including shares issued under it`s distribution reinvestment plan. The Company will cease paying ongoing servicing fees at the date at which total underwriting compensation from any source in connection with this offering equals 10% of the gross proceeds from it`s offering (excluding proceeds from issuances pursuant to it`s distribution reinvestment plan). This limitation is intended to ensure that the Company satisfies the requirements of FINRA Rule 2310, which provides that the maximum aggregate underwriting compensation from any source, including compensation paid from offering proceeds and in the form of “trail commissions,” payable to underwriters, broker-dealers, or affiliates thereof participating in an offering may not exceed 10% of gross offering proceeds, excluding proceeds received in connection with the issuance of shares through a distribution reinvestment plan.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. The Company or the Adviser may terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by the Company`s Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, the Company will be required to fund any Expense Payments that have not been reimbursed by the Company to the Adviser.

As of June 30, 2021, the amount of Expense Support Payments provided by the Adviser since inception is $2.6 million. During the three and six months ended June 30, 2021, the Company did not repay expense support to the Adviser. The Company may or may not reimburse remaining expense support in the future.

The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following three month periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Operating Expense Ratio(2)
($ in thousands)
March 31, 2021	$822	$—	$822	6.7%	March 31, 2024	9.47%
June 30, 2021	1,756	-	1,756	6.6%	June 30, 2024	2.43%
Total	$2,578	$—	$2,578

________________

(1)

The effective rate of distribution per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular monthly cash distributions per share as of such date without compounding), divided by the Company’s net asset value per share as of such date.

(2)

The operating expense ratio is calculated by dividing operating expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by the Company’s net assets.

License Agreement

On September 30, 2020, the Company entered into a license agreement (the “License Agreement”), pursuant to which an affiliate of Blue Owl has granted the Company a non-exclusive license to use the name “Owl Rock.” Under the License Agreement, the Company has a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company will have no legal right to the “Owl Rock” name or logo.

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

Investments at fair value and amortized cost consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$299,521	$299,908	$9,404	$9,404
Second-lien senior secured debt investments	104,818	105,203	4,233	4,232
Unsecured debt investments	2,080	2,112	22	22
Preferred equity investments(1)	11,059	11,049	296	295
Common equity investments(1)	2,398	2,461	423	423
Total Investments	$419,876	$420,733	$14,378	$14,376

________________

(1)	As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

The industry composition of investments based on fair value as of June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
Aerospace and defense	2.4%	-%
Automotive	4.9	-
Buildings and real estate	4.7	-
Business services	1.2	6.0
Chemicals	2.9	6.8
Consumer products	8.1	6.8
Containers and packaging	1.9	-
Distribution	1.5	9.1
Education	2.9	-
Financial services	0.9	12.2
Food and beverage	15.2	-
Healthcare equipment and services	1.7	18.7
Healthcare providers and services	4.8	10.5
Healthcare technology	1.1	-
Household products	2.3	-
Infrastructure and environmental services	17.2	-
Insurance	3.0	-
Internet software and services	11.0	16.4
Manufacturing	6.2	6.8
Professional services	1.0	-
Specialty retail	4.9	-
Telecommunications	0.2	6.7
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
United States:
Midwest	41.7%	19.7%
Northeast	22.2	37.7
South	17.7	26.7
West	15.9	15.9
International	2.5	-
Total	100.0%	100.0%

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of June 30, 2021 and December 31, 2020:

	Fair Value Hierarchy as of June 30, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$74,131	$225,777	$299,908
Second-lien senior secured debt investments	-	-	105,203	105,203
Unsecured debt investments	-	-	2,112	2,112
Preferred equity investments	-	-	11,049	11,049
Common equity investments	-	-	2,461	2,461
Total Investments	$—	$74,131	$346,602	$420,733

	Fair Value Hierarchy as of December 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$9,404	$9,404
Second-lien senior secured debt investments	-	-	4,232	4,232
Unsecured debt investments	-	-	22	22
Preferred equity investments(1)	-	-	295	295
Common equity investments(1)	-	-	423	423
Total Investments	$—	$—	$14,376	$14,376

________________

(1)	As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2021:

	As of and for the Three Months Ended June 30, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$46,724	$4,254	$2,068	$307	$471	$53,824
Purchases of investments, net(2)	191,087	100,571	—	10,747	1,929	304,334
Proceeds from investments, net	(235)	—	—	—	—	(235)
Net change in unrealized gain (loss)	60	366	43	(5)	61	525
Net realized gains (losses)	2	—	—	—	—	2
Net amortization of discount on investments	78	12	1	—	—	91
Transfers into (out of) Level 3(1)	(11,939)	—	—	—	—	(11,939)
Fair value, end of period	$225,777	$105,203	$2,112	$11,049	$2,461	$346,602

________________

(1)

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three months ended June 30, 2021, transfers into Level 2 from Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

(2)	Purchases may include payment-in-kind (“PIK”).

	As of and for the Six Months Ended June 30, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$9,404	$4,232	$22	$295	$423	$14,376
Purchases of investments, net(2)	234,107	100,571	2,056	10,761	1,973	349,468
Proceeds from investments, net	(6,024)	-	-	-	-	(6,024)
Net change in unrealized gain (loss) on investments	133	386	33	(7)	65	610
Net realized gain (loss) on investments	10	-	-	-	-	10
Net amortization of discount on investments	86	14	1	-	-	101
Transfers into (out of) Level 3(1)	(11,939)	-	-	-	-	(11,939)
Fair value, end of period	$225,777	$105,203	$2,112	$11,049	$2,461	$346,602

________________

(1)

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the six months ended June 30, 2021, transfers into Level 2 from Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

(2)	Purchases may include payment-in-kind (“PIK”).

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following tables present information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and six months ended June 30, 2021:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2021 on Investments Held at June 30, 2021
First-lien senior secured debt investments	$60
Second-lien senior secured debt investments	366
Unsecured debt investments	43
Preferred equity investments	(5)
Common equity investments	61
Total Investments	$525

($ in thousands)	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2021 on Investments Held at June 30, 2021
First-lien senior secured debt investments	$133
Second-lien senior secured debt investments	386
Unsecured debt investments	33
Preferred equity investments	(5)
Common equity investments	63
Total Investments	$610

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2021 and December 31, 2020. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of June 30, 2021
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$199,723	Recent Transaction	Transaction Price	97.0% - 100.0% (98.9%)	Increase
	26,054	Yield Analysis	Market Yield	4.3%-8.9% (7.6%)	Decrease
Second-lien senior secured debt investments(1)	$78,359	Recent Transaction	Transaction Price	98.5% - 100.0% (99.2%)	Increase
	4,270	Yield Analysis	Market Yield	9.3%-10.5% (10.0%)	Decrease
Unsecured debt investments	$24	Market Approach	EBITDA Multiple	14.5x	Increase
	2,088	Yield Analysis	Market Yield	8.8%	Decrease
Preferred equity investments	$10,730	Recent Transaction	Transaction Price	96.6% - 100.0% (96.6%)	Increase
	319	Yield Analysis	Market Yield	14.5%	Decrease
Common equity investments	$1,928	Recent Transaction	Transaction Price	100.0%	Increase
	533	Market Approach	EBITDA Multiple	12.0x-17.0x (15.7x)	Increase

________________

(1)	Excludes Level 3 investment with a fair value of $22,574 which the Company valued using indicative bid prices obtained from brokers.

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

	As of December 31, 2020
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$9,404	Recent Transaction	Transaction Price	96.0% - 99.0% (98.3%)	Increase
Second-lien senior secured debt investments	$4,232	Recent Transaction	Transaction Price	97.5%-98.5% (98.0%)	Increase
Unsecured debt investments	$22	Recent Transaction	Transaction Price	100.0%	Increase
Preferred equity investments(1)	$295	Recent Transaction	Transaction Price	97.0%	Increase
Common equity investments(1)	$423	Recent Transaction	Transaction Price	100.0%	Increase

________________

(1)	As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value	Fair Value
Promissory Note	$20,000	$20,000	$10,000	$10,000
Revolving Credit Facility	141,784	141,784	-	-
Total Debt	$161,784	$161,784	$10,000	$10,000

________________

(1)	The carrying value of the Company’s Revolving Credit Facility is presented net of unamortized debt issuance costs of $6.0 million.

The following table presents fair value measurements of the Company’s debt obligations as of June 30, 2021 and December 31, 2020:

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

($ in thousands)	June 30, 2021	December 31, 2020
Level 1	$—	—
Level 2	—	—
Level 3	161,784	10,000
Total Debt	$161,784	$10,000

Financial Instruments Not Carried at Fair Value

The fair value of the Company’s credit facilities, which are categorized as Level 3 within the fair value hierarchy as of June 30, 2021 and December 31, 2020, approximates their carrying value. The carrying amount of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 190% and 223% as of June 30, 2021 and December 31, 2020, respectively.

Debt obligations consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Promissory Note	$75,000	$20,000	$55,000	$20,000
Revolving Credit Facility	600,000	147,782	152,559	141,784
Total Debt	$675,000	$167,782	$207,559	$161,784

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of the Company’s Revolving Credit Facility is presented net of unamortized debt issuance costs of $6.0 million.
	December 31, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Promissory Note	$50,000	$10,000	$40,000	$10,000
Total Debt	$50,000	$10,000	$40,000	$10,000

For the three and six months ended June 30, 2021, the components of interest expense were as follows:

($ in thousands)	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Interest expense	$1,165	$1,236
Amortization of debt issuance costs	267	267
Total Interest Expense	$1,432	$1,503
Average interest rate	4.0%	4.0%
Average daily borrowings	$115,223	$61,267

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

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of June 30, 2021 and December 31, 2020, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2021	December 31, 2020
($ in thousands)
ACR Group Borrower, LLC	First lien senior secured revolving loan	$875	$—
AxiomSL Group, Inc.	First lien senior secured revolving loan	212	212
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	107	107
Canadian Hospital Specialties Ltd.	First lien senior secured delayed draw term loan	958	—
Canadian Hospital Specialties Ltd.	First lien senior secured revolving loan	479	—
Dodge Data & Analytics LLC	First lien senior secured revolving loan	125	—
Evolution BuyerCo, Inc.	First lien senior secured delayed draw term loan	1,351	—
Evolution BuyerCo, Inc.	First lien senior secured revolving loan	676	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	791	—
Granicus, Inc.	First lien senior secured delayed draw term loan	71	—
Granicus, Inc.	First lien senior secured delayed draw term loan	345	—
Granicus, Inc.	First lien senior secured revolving loan	161	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	96	96
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	89	99
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	76	65
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,765	—
PATRIOT ACQUISITION TOPCO S.A.R.L. (dba Corza Health, Inc.)	First lien senior secured revolving loan	88	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan D	1,189	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured revolving loan	5	—
PCF Holdco, LLC	Class A Units	163	—
Pluralsight, LLC	First lien senior secured revolving loan	392	—
Quva Pharma, Inc.	First lien senior secured revolving loan	455	—
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	110	393
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	144	103
Relativity ODA LLC	First lien senior secured revolving loan	435	—
Thunder Purchaser, Inc.	First lien senior secured revolving loan	714	—
Thunder Purchaser, Inc.	First lien senior secured delayed draw term loan	2,041	—
Velocity HoldCo III Inc	First lien senior secured revolving loan	142	—
Total Unfunded Portfolio Company Commitments		$14,055	$1,075

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

As of June 30, 2021, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.

Other Commitments and Contingencies

The Company raised $25.0 million in total Capital Commitments from investors, of which $25.0 million is from Feeder FIC Equity, an affiliate of the Adviser. As of March 1, 2021, all outstanding Capital Commitments had been drawn.

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $3.2 million for the period from April 22, 2020 (Inception) to June 30, 2021, of which $0.5 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered. The Adviser is responsible for the payment of the Company’s organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by the Company.

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $2.3 million for the period from April 22, 2020 (Inception) to December 31, 2020, of which $0.2 million has been charged to the Company pursuant to the Investment Advisory Agreement. See Note 3. Agreements and Related Party Transactions – Investment Advisory Agreement.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2021, management was not aware of any pending or threatened litigation.

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

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following table summarizes transactions with respect to shares of the Company’s common stock during the three and six months ended June 30, 2021:

	For the Three Months Ended June 30, 2021
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	2,868,538	$27,047	3,044,525	$28,196	12,511,653	$115,968	18,424,716	$171,211
Reinvestment of distributions	7,543	70	12,344	114	25,832	239	45,719	423
Total shares/gross proceeds	2,876,081	27,117	3,056,869	28,310	12,537,485	116,207	18,470,435	171,634
Sales load	-	(467)	-	-	-	-	-	(467)
Total shares/net proceeds	2,876,081	$26,650	3,056,869	$28,310	12,537,485	$116,207	18,470,435	$171,167

	For the Six Months Ended June 30, 2021
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	2,868,538	$27,047	3,368,067	$31,192	14,982,573	$138,848	21,219,178	$197,087
Reinvestment of distributions	7,543	70	12,344	114	25,832	239	45,719	423
Total shares/gross proceeds	2,876,081	27,117	3,380,411	31,306	15,008,405	139,087	21,264,897	197,510
Sales load	-	(467)	-	-	-	-	-	(467)
Total shares/net proceeds	2,876,081	$26,650	3,380,411	$31,306	15,008,405	$139,087	21,264,897	$197,043

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

The changes to the Company’s offering price per share since the commencement of the Company’s initial continuous public offering and associated effective dates of such changes were as follows:

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.32	$9.58
April 1, 2021	$9.26	$0.32	$9.58
May 1, 2021	$9.26	$0.32	$9.58
June 1, 2021	$9.28	$0.32	$9.60
Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.14	$9.40
April 1, 2021	$9.26	$0.14	$9.40
May 1, 2021	$9.25	$0.14	$9.39
June 1, 2021	$9.27	$0.14	$9.41

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
Initial offering price	$10.00	$—	$10.00
March 1, 2021	$9.26	$—	$9.26
April 1, 2021	$9.26	$—	$9.26
May 1, 2021	$9.26	$—	$9.26
June 1, 2021	$9.28	$—	$9.28

Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the six months ended June 30, 2021:

	Class S common stock distributions		Class D common stock distributions		Class I common stock distributions
($ in thousands)	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount
2021
March 31, 2021	$—	$—	$0.05	$16	$0.05	$194
April 30, 2021	0.05	33	0.05	54	0.05	418
May 31, 2021	0.05	91	0.05	101	0.05	558
June 30, 2021	0.05	129	0.05	168	0.05	839
Total	$0.15	$253	$0.20	$339	$0.20	$2,009

________________

(1)	Distributions per share are gross of shareholder servicing fees.

On February 23, 2021 the Company’s Board declared regular monthly distributions for March 2021 through June 2021. The regular monthly cash distributions, each in the gross amount of $0.05145833 per share, are payable on April 28, 2021, May 28, 2021, June 28, 2021 and July 29, 2021 to shareholders of records as of March 31, 2021, April 30, 2021, May 31, 2021 and June 30, 2021, respectively.

On May 5, 2021, the Company’s Board declared regular monthly distributions for July 2021 through September 2021. The regular monthly cash distributions, each in the gross amount of $0.05145833 per share, are payable on August 27, 2021, September 28, 2021, and October 28, 2021 to shareholders of records as of July 31, 2021, August 31, 2021, and September 30, 2021, respectively.

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

Through June 30, 2021, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2021:

	Six Months Ended June 30, 2021
Source of Distribution	Per Share(1)(3)	Amount(3)	Percentage
($ in thousands, except per share amounts)
Distributions in excess of net investment income	$0.19	$2,595	99.8%
Net realized gain (loss) on investments(2)	—	6	0.2
Total	$0.19	$2,601	100.0%
________________

(1)	Distributions per share are gross of shareholder servicing fees.
(2)	The net realized gain (loss) on investments per share for the six months ended June 30, 2021, rounds to less than $0.01 per share.
(3)	Data in this table is presented on a consolidated basis. Refer to Note 11 for amounts by share class.

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

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
($ in thousands, except per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Increase (decrease) in net assets resulting from operations	$344	$424	$2,329	$344	$433	$2,295
Weighted average shares of common stock outstanding—basic and diluted	1,855,501	2,146,434	11,690,142	927,751	1,130,104	6,929,568
Earnings (loss) per common share—basic and diluted	$0.19	$0.20	$0.20	$0.37	$0.38	$0.33

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

For the three and six months ended June 30, 2021, the Company did not record an expense for U.S. federal excise tax.

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the six months ended June 30, 2021:

	For the Six Months Ended June 30, 2021
($ in thousands, except share and per share amounts)	Class S common stock(8)	Class D common stock(8)	Class I common stock
Per share data:
Net asset value, at beginning of period	$9.26	$9.26	$9.44
Results of operations:
Net investment income (loss)(1)	0.26	0.29	0.24
Net realized and unrealized gain (loss)(2)	(0.07)	(0.06)	(0.18)
Net increase (decrease) in net assets resulting from operations	$0.19	$0.23	$0.06
Shareholder distributions:
Distributions from net investment income(3)	(0.15)	(0.20)	(0.20)
Distributions from net realized gains(3)(4)	—	—	—
Net decrease in net assets from shareholders' distributions	$(0.15)	$(0.20)	$(0.20)
Total increase (decrease) in net assets	0.04	0.03	(0.14)
Net asset value, at end of period	$9.30	$9.29	$9.30

Total Return(5)	3.9%	8.4%	6.8%

Ratios
Ratio of net expenses to average net assets(6)(7)	4.8%	3.3%	3.9%
Ratio of net investment income to average net assets(7)	5.8%	5.6%	5.4%
Portfolio turnover rate	3.8%	3.8%	3.8%

Supplemental Data
Weighted-average shares outstanding	927,751	1,130,104	6,929,568
Shares outstanding, end of period	2,876,081	3,380,411	16,308,505
Net assets, end of period	26,739	$31,401	$151,647

________________

(1)	The per share data was derived using the weighted average shares outstanding during the period.
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

(3)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
(4)	The distributions from net realized gain (loss) on investments per share for the six months ended June 30, 2021, rounds to less than $0.01 per share.
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

(6)

Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the six months ended June 30, 2021, the total operating expenses to average net assets were 9.8%, 8.2% and 10.3%, for Class S, Class D, and Class I common stock, respectively, prior to management

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. Past performance is not a guarantee of future results.
(7)	The ratio reflects an annualized amount, except in the case of non-recurring expenses (e.g., initial organization expenses.)
(8)	Class S common stock shares were first issued on April 1, 2021. Class D common stock shares were first issued on March 1, 2021.

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On August 3, 2021, the Company’s Board declared regular monthly distributions for October 2021 through December 2021. The regular monthly cash distributions, each in the gross amount of $0.05145833 per share, are payable on November 30, 2021, December 31, 2021, and January 31, 2022 to shareholders of records as of October 31, 2021, November 30, 2021, and December 31, 2021, respectively.

As of August 12, 2021, the Company has issued 6,552,489 shares of its Class S common stock, 4,460,102 shares of its Class D common stock, and 21,635,319 shares of its Class I common stock and has raised total gross proceeds of $61.8 million, $41.3 million, and $201.6 million, respectively, including seed capital of $1,000 contributed by its Adviser in September 2020 and approximately $25.0 million in gross proceeds raised from Feeder FIC Equity. In addition, as of August 12, 2021, the Company has received $133.0 million in subscription payments which the Company accepted on August 2, 2021 and which is pending the Company’s determination of the net asset value per share applicable to such purchase.

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

We are managed by our Adviser. Our Adviser is an indirect subsidiary of Blue Owl Capital, Inc. (“Blue Owl”) (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. Our Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the overall supervision of our Board, our Adviser manages the day-to-day operations of, and provides investment advisory and management services, to us. The Adviser or its affiliates may engage in certain organizational activities and receive attendant arrangement, structuring or similar fees. Our Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of management professionals. Our Board consists of six directors, five of whom are independent.

We have received an exemptive order that permits us to offer multiple classes of shares of common stock and to impose asset-based servicing and distribution fees and early withdrawal fees. We are offering on a best efforts, continuous basis up to $2,500,000,000 in any combination of amount of shares of Class S, Class D, and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager”). The Dealer Manager is entitled to receive upfront selling commissions of up to 3.50% of the offering price of each Class S share sold in the offering and 1.50% of the offering price of each Class D share sold. Class I shares are not subject to upfront selling commissions. Any upfront selling commissions for the Class S shares and Class D shares sold in the offering will be deducted from the purchase price. Class S, Class D and Class I shares were offered at initial purchase prices per shares of $10.35, $10.15 and $10.00, respectively. Thereafter, the purchase price per share for each class of common stock will vary and will not be sold at a price below the Company’s net asset value per share of such class, as determined in accordance with the Company’s share pricing policy, plus applicable upfront selling commissions.

On September 30, 2020, the Advisor purchased 100 shares of our Class I common stock at $10.00 per share, which represents the initial public offering price. The Adviser will not tender these shares for repurchase as long as Owl Rock Capital Advisors LLC remains the investment adviser of Owl Rock Core Income Corp. There is no current intention for Owl Rock Capital Advisors LLC to discontinue its role. On October 15, 2020, we received a subscription agreement, totaling $25.0 million for the purchase of Class I common shares of our common stock from Feeder Owl Rock Feeder FIC ORCIC Equity LLC (“Feeder FIC Equity”), an entity affiliated with the Adviser. As of June 30, 2021, the Company had called all of the $25.0 million commitment from Feeder FIC Equity.

We commenced our continuous public offering of up to $2,500,000,000 in any combination of amount of shares of Class S, Class D, and Class I common stock on November 12, 2020. On November 12, 2020, we sold 700,000 shares pursuant to the subscription agreement with Feeder FIC Equity and met the minimum offering requirement for our continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $10.00 per share. Since meeting the minimum offering requirement and commencing our continuous public offering through June 30, 2021, the Company has issued 2,868,538 shares of Class S common stock, 3,368,067 shares of Class D common stock, and 16,282,774 shares of Class I common stock for gross proceeds of $27.0 million, $31.2 million, and $151.8 million, respectively, including $1,000 of seed capital contributed by our Adviser in September 2020 and approximately $25.0 million in gross proceeds raised in the private placement from Feeder FIC Equity. The shares purchased by the Adviser and Feeder FIC Equity are subject to a lock-up pursuant to FINRA Rule 5110(e)(1) for a period of 180 days from the date of commencement of sales in the offering, and the Adviser, Feeder FIC Equity, and their permitted assignees may not engage in any transaction that would result in the effective economic disposition of the Class I shares.

Our Adviser also serves as investment adviser to Owl Rock Capital Corporation and Owl Rock Capital Corporation II.

Blue Owl consists of two divisions: Owl Rock, which focuses on direct lending and Dyal, which focuses on providing capital to institution alternative asset managers. Owl Rock is comprised of the Adviser, Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”) and Owl Rock Diversified Advisors LLC (“ORDA”). The Adviser, ORTA, ORPFA and ORDA, the “Owl Rock Advisers” are investment advisers.

In addition, we and the Adviser have entered into a dealer manager agreement with Blue Owl Securities and certain participating broker dealers to solicit capital.

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on exemptive relief that has been granted to our Adviser and its affiliates, have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, the Owl Rock Clients in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such other funds had not previously invested in such existing portfolio company. Without this order, private funds would not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment  Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisers` investment allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other funds managed by Owl Rock that could avail themselves of exemptive relief and that have an investment objective similar to ours.

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

We have and continue to assess the impact of COVID-19 on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy and the magnitude of the economic impact of the outbreak. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns and cancellations of events and travel. In addition, while consumer demand for goods and services has begun to rebound, we continue to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through June 30, 2021, our Adviser and its affiliates have originated $29.8 billion aggregate principal amount of investments, of which $27.8 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. upper middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity.

We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself.

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities, including publicly traded debt instruments. These investments may include high-yield bonds, which are often referred to as “junk bonds”, and broadly syndicated loans. In addition, we may invest a portion of our portfolio in opportunistic investments, such as in large U.S. companies or foreign companies, which will not be our primary focus, but will be intended to enhance returns to our Shareholders. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates. We generally intend to investment in companies with low loan-to-value ratios, which we consider to be 50% or lower.

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

As of June 30, 2021, our average investment size in each of our portfolio companies was approximately $8.4 million based on fair value. As of June 30, 2021, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 87.6% of our total debt portfolio based on fair value, had weighted average annual revenue of $1.1 billion and weighted average annual EBITDA of $228 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2021, 100.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of June 30, 2021, the amount of Expense Support payments provided by our Adviser since inception is $2.6 million.

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

Portfolio and Investment Activity

As of June 30, 2021, based on fair value, our portfolio consisted of 71.3% first lien senior secured debt investments (of which we consider 13% to be unitranche debt investments (including “last-out” portions of such loans)), 25.0% second-lien senior secured debt investments, 0.5% unsecured debt investments, 2.6% preferred equity investments, and 0.6% common equity investments.

As of June 30, 2021, our weighted average total yield of the portfolio at fair value and amortized cost was 6.1% and 6.2%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 6.1% and 6.2%, respectively.

As of June 30, 2021 we had investments in 50 portfolio companies with an aggregate fair value of $420.7 million.

Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. Currently, the strength of the financing and merger and acquisitions markets, coupled with the improved operational and financial performance of portfolio companies as COVID restrictions have eased, has led to increased originations, an active pipeline of investment opportunities and an increased demand for unitranche debt investments.

Our investment activity for the three months ended June 30, 2021 is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	For the Three Months Ended June 30, 2021
New investment commitments
Gross originations	$362,600
Less: Sell downs	(1,250)
Total new investment commitments	$361,350
Principal amount of investments funded:
First-lien senior secured debt investments	$237,153
Second-lien senior secured debt investments	101,500
Unsecured debt investments	—
Preferred equity investments	10,985
Common equity investments	1,928
Total principal amount of investments funded	$351,566
Number of new investment commitments in new portfolio companies(1)	27
Average new investment commitment amount	$13,067
Weighted average term for new investment commitments (in years)	6.5
Percentage of new debt investment commitments at floating rates	100.0%
Percentage of new debt investment commitments at fixed rates	—
Weighted average interest rate of new debt investment commitments(2)	5.9%
Weighted average spread over LIBOR of new floating rate debt investment commitments	5.2%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)	Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.15% as of June 30, 2021.

Investments at fair value and amortized cost consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$299,521	$299,908	(1)	$9,404	$9,404	(2)
Second-lien senior secured debt investments	104,818	105,203		4,233	4,232
Unsecured debt investments	2,080	2,112		22	22
Preferred equity investments(3)	11,059	11,049		296	295
Common equity investments(3)	2,398	2,461		423	423
Total Investments	$419,876	$420,733		$14,378	$14,376

________________

(1)	13% of which we consider unitranche loans.
(2)	51% of which we consider unitranche loans.
(3)	As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

The table below describes investments by industry composition based on fair value as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Aerospace and defense	2.4%	-%
Automotive	4.9	-
Buildings and real estate	4.7	-
Business services	1.2	6.0
Chemicals	2.9	6.8
Consumer products	8.1	6.8
Containers and packaging	1.9	-
Distribution	1.5	9.1
Education	2.9	-
Financial services	0.9	12.2
Food and beverage	15.2	-
Healthcare equipment and services	1.7	18.7
Healthcare providers and services	4.8	10.5
Healthcare technology	1.1	-
Household products	2.3	-
Infrastructure and environmental services	17.2	-
Insurance	3.0	-
Internet software and services	11.0	16.4
Manufacturing	6.2	6.8
Professional services	1.0	-
Specialty retail	4.9	-
Telecommunications	0.2	6.7
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
United States:
Midwest	41.7%	19.7%
Northeast	22.2	37.7
South	17.7	26.7
West	15.9	15.9
International	2.5	-
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Weighted average total yield of portfolio	6.1%	8.0%
Weighted average total yield of debt and income producing securities	6.1%	8.4%
Weighted average interest rate of debt securities	5.9%	7.9%
Weighted average spread over LIBOR of all floating rate investments	5.2%	7.0%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$981	0.2%	$—	—%
2	419,752	99.8	14,376	100.0
3	—	—	—	—
4	—	—	—	—
5	—	—	—	—
Total	$420,733	100.0%	$14,376	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$406,419	100.0%	$13,659	100.0%
Non-accrual	—	—	—	—
Total	$406,419	100.0%	$13,659	100.0%

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

Results of Operations

The following table represents the operating results for the three and six months ended June 30, 2021:

($ in thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Total Investment Income	$3,667	$4,013
Less: Net Operating Expenses	1,361	1,782
Net Investment Income (Loss)	2,306	2,231
Net realized gain (loss)	(12)	7
Net change in unrealized gain (loss)	803	834
Net Increase (Decrease) in Net Assets Resulting from Operations	$3,097	$3,072

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

Investment Income

Investment income for the three and six months ended June 30, 2021 was as follows:

($ in thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Interest income from investments	$3,498	$3,828
Other income	169	185
Total investment income	$3,667	$4,013

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interest obtained in connection with originated loans, such as options, warrants or conversion rights. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Additionally, we were initially capitalized on September 30, 2020 and commenced investing activities on November 10, 2020. As a result, comparisons may not be meaningful.

Expenses

Expenses for the three and six months ended June 30, 2021 were as follows:

($ in thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Initial organization	$—	$273
Interest expense	1,432	1,503
Management fees	214	266
Performance based incentive fees	198	198
Professional fees	377	663
Directors' fees	286	531
Shareholder servicing fees	49	50
Other general and administrative	561	928
Total operating expenses	$3,117	$4,412
Management fees waived	—	(52)
Expense Support	(1,756)	(2,578)
Net operating expenses	$1,361	$1,782

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

Net Change in Unrealized Gain (Loss)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three and six months ended June 30, 2021, net unrealized gains (losses) on our investment portfolio were comprised of the following:

($ in thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Net change in unrealized gain (loss) on investments	$770	812
Net change in translation of assets and liabilities in foreign currencies	33	22
Net change in unrealized gain (loss)	$803	$834

We were initially capitalized on September 30, 2020 and commenced investing activities on November 10, 2020. As a result, comparisons may not be meaningful.

Net Realized Gains (Losses) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies during the three and six months ended June 30, 2021 were comprised of the following:

($ in thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Net realized gain (loss) on investments	$—	$7
Net realized gain (loss) on foreign currency transactions	(12)	-
Net realized gain (loss)	$(12)	$7

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

We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2021 and December 31, 2020, our asset coverage ratios were 190% and 223%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

As of June 30, 2021, we had $15.8 million in cash. During the three months ended June 30, 2021, we used $339.5 million in cash for operating activities, primarily as a result of funding portfolio investments of $412.1 million, partially offset by sales of portfolio investments of $6.9 million, and other operating activity of $65.7 million. Lastly, cash provided by financing activities was $347.1 million during the period, which was the result of proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $151.5 million, and proceeds from the issuance of shares of $196.6 million, partially offset by $1.0  million of distributions paid.

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

The following tables summarize transactions with respect to shares of our common stock during the three and six months ended June 30, 2021:

	For the Three Months Ended June 30, 2021
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	2,868,538	$27,047	3,044,525	$28,196	12,511,653	$115,968	18,424,716	$171,211
Reinvestment of distributions	7,543	70	12,344	114	25,832	239	45,719	423
Total shares/gross proceeds	2,876,081	27,117	3,056,869	28,310	12,537,485	116,207	18,470,435	171,634
Sales load	-	(467)	-	-	-	-	-	(467)
Total shares/net proceeds	2,876,081	$26,650	3,056,869	$28,310	12,537,485	$116,207	18,470,435	$171,167

	For the Six Months Ended June 30, 2021
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	2,868,538	$27,047	3,368,067	$31,192	14,982,573	$138,848	21,219,178	$197,087
Reinvestment of distributions	7,543	70	12,344	114	25,832	239	45,719	423
Total shares/gross proceeds	2,876,081	27,117	3,380,411	31,306	15,008,405	139,087	21,264,897	197,510
Sales load	-	(467)	-	-	-	-	-	(467)
Total shares/net proceeds	2,876,081	$26,650	3,380,411	$31,306	15,008,405	$139,087	21,264,897	$197,043

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

The changes to our offering price per share since the commencement of our initial continuous public offering and associated effective dates of such changes were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.32	$9.58
April 1, 2021	$9.26	$0.32	$9.58
May 1, 2021	$9.26	$0.32	$9.58
June 1, 2021	$9.28	$0.32	$9.60
Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.14	$9.40
April 1, 2021	$9.26	$0.14	$9.40
May 1, 2021	$9.25	$0.14	$9.39
June 1, 2021	$9.27	$0.14	$9.41

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
Initial offering price	$10.00	$—	$10.00
March 1, 2021	$9.26	$—	$9.26
April 1, 2021	$9.26	$—	$9.26
May 1, 2021	$9.26	$—	$9.26
June 1, 2021	$9.28	$—	$9.28

Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the six months ended June 30, 2021:

	Class S common stock distributions		Class D common stock distributions		Class I common stock distributions
($ in thousands)	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount
2021
March 31, 2021	$—	$—	$0.05	$16	$0.05	$194
April 30, 2021	0.05	33	0.05	54	0.05	418
May 31, 2021	0.05	91	0.05	101	0.05	558
June 30, 2021	0.05	129	0.05	168	0.05	839
Total	$0.15	$253	$0.20	$339	$0.20	$2,009

________________

(1)Distributions per share are gross of shareholder servicing fees.

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

Through June 30, 2021, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the six months ended June 30, 2021:

	Six Months Ended June 30, 2021
Source of Distribution	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Distributions in excess of net investment income	$0.19	$2,595	99.8%
Net realized gain (loss) on investments(2)	—	6	0.2
Total	$0.19	$2,601	100.0%

________________

(1)	Distributions per share are gross of shareholder servicing fees.
(2)	The net realized gain (loss) on investments per share for the six months ended June 30, 2021, rounds to less than $0.01 per share.

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

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Promissory Note	$75,000	$20,000	$55,000	$20,000
Revolving Credit Facility	600,000	147,782	152,559	141,784
Total Debt	$675,000	$167,782	$207,559	$161,784

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)	The carrying value of our Revolving Credit Facility is presented net of unamortized debt issuance costs of $6.0 million.
	December 31, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Promissory Note	$50,000	$10,000	$40,000	$10,000
Total Debt	$50,000	$10,000	$40,000	$10,000

For the three and six months ended June 30, 2021, the components of interest expense were as follows:

($ in thousands)	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Interest expense	$1,165	$1,236
Amortization of debt issuance costs	267	267
Total Interest Expense	$1,432	$1,503
Average interest rate	4.0%	4.0%
Average daily borrowings	$115,223	$61,267

Senior Securities

Information about our senior securities is shown in the following table as of June 30, 2021 and December 31, 2020.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Promissory Note
June 30, 2021 (unaudited)	$20.0	$1,901	—	N/A
December 31, 2020	$10.0	$2,227	—	N/A
Revolving Credit Facility
June 30, 2021 (unaudited)	$147.8	$1,901	—	N/A
December 31, 2020	$-	$-	—	N/A
Total Senior Securities

________________

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of June 30, 2021 and December 31, 2020, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2021	December 31, 2020
($ in thousands)
ACR Group Borrower, LLC	First lien senior secured revolving loan	$875	$—
AxiomSL Group, Inc.	First lien senior secured revolving loan	212	212
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	107	107
Canadian Hospital Specialties Ltd.	First lien senior secured delayed draw term loan	958	—
Canadian Hospital Specialties Ltd.	First lien senior secured revolving loan	479	—
Dodge Data & Analytics LLC	First lien senior secured revolving loan	125	—
Evolution BuyerCo, Inc.	First lien senior secured delayed draw term loan	1,351	—
Evolution BuyerCo, Inc.	First lien senior secured revolving loan	676	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	791	—
Granicus, Inc.	First lien senior secured delayed draw term loan	71	—
Granicus, Inc.	First lien senior secured delayed draw term loan	345	—
Granicus, Inc.	First lien senior secured revolving loan	161	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	96	96
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	89	99
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	76	65
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,765	—
PATRIOT ACQUISITION TOPCO S.A.R.L. (dba Corza Health, Inc.)	First lien senior secured revolving loan	88	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan D	1,189	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured revolving loan	5	—
PCF Holdco, LLC	Class A Units	163	—
Pluralsight, LLC	First lien senior secured revolving loan	392	—
Quva Pharma, Inc.	First lien senior secured revolving loan	455	—
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	110	393
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	144	103
Relativity ODA LLC	First lien senior secured revolving loan	435	—

Portfolio Company	Investment	June 30, 2021	December 31, 2020
Thunder Purchaser, Inc.	First lien senior secured revolving loan	714	—
Thunder Purchaser, Inc.	First lien senior secured delayed draw term loan	2,041	—
Velocity HoldCo III Inc	First lien senior secured revolving loan	142	—
Total Unfunded Portfolio Company Commitments		$14,055	$1,075

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

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of us in the amount of $3.2 million for the period from April 22, 2020 (Inception) to June 30, 2021, of which $0.5 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $2.3 million for the period from April 22, 2020  (Inception) to December 31, 2020, of which $0.2 million has been charged to the Company pursuant to the Investment Advisory Agreement.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2021, management was not aware of any pending or threatened litigation against us.

Contractual Obligations

A summary of our contractual payment obligations under our Promissory Note as of June 30, 2021, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Promissory Note	$20,000	$20,000	$—	$—	$—
Revolving Credit Facility	147,782	—	—	147,782	—
Total Contractual Obligations	$167,782	$20,000	$—	$147,782	$—

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement;
•	the Expense Support Agreement;
•	the Dealer Manager Agreement; and
•	the License Agreement.

In addition to the aforementioned agreements, we rely on exemptive relief that has been granted to our Adviser and certain affiliates to co-invest with other funds managed by the Adviser or its Affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “ITEM 8. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

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

Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors drive our performance more directly than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

As of June 30, 2021, 100.0% of our debt investments based on fair value were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.76%.

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month LIBOR and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$9.8	$4.8	$5.0
Up 200 basis points	$5.7	$3.1	$2.6
Up 100 basis points	$1.6	$1.5	$0.1
Up 50 basis points	$0.1	$0.7	$(0.6)
Down 25 basis points	$-	$(0.2)	$0.2
Down 50 basis points	$-	$(0.2)	$0.2

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

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2021 quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Risks Related to Our Business

Because our business model depends to a significant extent upon Blue Owl’s relationships with corporations, financial institutions and investment firms, the inability of Blue Owl to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that Blue Owl will depend on its relationships with corporations, financial institutions and investment firms, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If Blue Owl fails to maintain its existing relationships or develop new relationships or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom Blue Owl has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to, among other things, the fact that neither our Adviser nor its affiliates is prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Blue Owl is not prohibited from raising money for and managing future investment entities, in addition to the funds managed by the adviser or its affiliates comprising Owl Rock and the private funds managed by Dyal (collectively, the “Blue Owl Clients”), that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by the Adviser or its affiliates for the same investors and investment opportunities. Furthermore, certain members of the investment committee are officers of Blue Owl and will devote a portion of their time to the operations of Blue Owl, including with respect to public company compliance, investor relations and other matter that did not apply to Owl Rock prior to the formation of Blue Owl.

The Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.

Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, co-invest vehicles and certain high net worth individuals), certain conflicts of interest are present. For instance, our Adviser and its affiliates may receive asset management performance-based, or other fees from certain accounts that are higher than the fees received by our Adviser from us. In addition, certain members of the investment committee and other executive and employees of our Adviser will hold and receive interest in Blue Owl and its affiliates, in addition to cash and carried interest compensation. In these instances, a portfolio manager for our Adviser may have an incentive to favor the higher fee and/or performance-based fee accounts over us and/or to favor Blue Owl. In addition, a conflict of interest exists to the extent our Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans. In these circumstances, our Adviser has an incentive to favor these other investment companies or accounts over us. Our board of directors will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.

The Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we may invest.

Our Adviser and its affiliates may provide a broad range of financial services to companies in which we may invest, including providing arrangement, syndication, origination structuring and other services to portfolio companies, and will generally be paid fees for such services, in compliance with applicable law, by the portfolio company. Any compensation received by our Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. In addition, we may invest in companies managed by entities in which funds managed by Dyal have acquired a minority interest. Our Adviser and its affiliates may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand and could, in certain instances, have an incentive not to pursue actions against a portfolio company that would be in our best interest.

We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interests.

Our Adviser will experience conflicts of interest in connection with the management of our business affairs relating to and arising from a number of matters, including: the allocation of investment opportunities by our Adviser and its affiliates; compensation to our Adviser; services that may be provided by our Adviser and its affiliates to issuers in which we may invest; investments by us and other clients of our Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by our Adviser; differing recommendations given by our Adviser to us versus other clients; our Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; and restrictions on our Adviser’s use of “inside information” with respect to potential investments by us.

Specifically, we may compete for investments with the other Blue Owl Clients, subjecting our Adviser and its affiliates to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on our behalf. To mitigate these conflicts, the Owl Rock Advisers will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with the Owl Rock Advisers’ investment allocation policy, taking into account such factors as the relative amounts of capital available for new investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate’ each client’s life cycle; targeted leverage level; targeted asset mix and any other factors deemed appropriate.

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on exemptive relief that has been granted by the SEC to our Adviser to co-invest with other funds managed by our Adviser or certain of its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. The Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other funds managed by Owl Rock that could avail themselves of the exemptive relief and that have an investment objective similar to ours.

Actions by our Adviser or its affiliates on behalf of their other accounts and clients may be adverse to us and our investments and harmful to us.

The Owl Rock Advisers and their affiliates manage assets for accounts other than us, including, but not limited to, the Blue Owl Clients. Actions taken by the Owl Rock Advisers and their affiliates on behalf of the Blue Owl Clients may be adverse to us and our investments, which could harm our performance. For example, we may invest in the same credit obligations as other Blue Owl Clients, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. Decisions made with respect to the securities held by one of the Blue Owl Clients may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Blue Owl Clients (including us). While the Owl Rock Advisers and their affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that they employ to handle those conflicts when they arise, their decision to permit the investments to occur in the first instance or their judgment on how to minimize the conflict could be challenged. If the Owl Rock Advisers and their affiliates fail to appropriately address those conflicts, it could negatively impact their reputation and ability to raise additional funds and the willingness of counterparties to do business with them or result in potential litigation against them.

Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations.

We, directly or through our Adviser, may obtain confidential information about the companies in which we have invested or may invest or be deemed to have such confidential information. Our Adviser may come into possession of material, non-public information through its members, officers, directors, employees, principals or affiliates. In addition, Dyal Clients may invest in entities that manage our portfolio companies and, as a result, may obtain additional confidential information about our portfolio companies. The possession of such information may, to our detriment, limit the ability of us and our Adviser to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of our Adviser may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of our Adviser come into possession of material non-public information with respect to our investments, such personnel will be restricted by our Adviser’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of our Adviser to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Adviser in the course of its duties. Additionally, there may be circumstances in which one or more individuals associated with our Adviser will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of our Adviser.

To the extent we invest in publicly traded companies, we may be unable to obtain financial covenants and other contractual rights, which subjects us to additional risks.

If we invest in instruments issued by publicly-held companies, we may be subject to risks that differ in type or degree from those involved with investments in privately-held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on our ability to dispose of such instruments at certain times, increased likelihood of shareholder litigation against such companies’ board members and increased costs associated with each of the aforementioned risks. In addition, to the extent we invest in publicly traded debt instruments, we may not be able to obtain financial covenants or other contractual rights that we might otherwise be able to obtain when making privately-negotiated investments. We may not have the same access to information in connection with investments in public debt instruments that we would expect to have in connection with privately-negotiated investments. If we or the Adviser were deemed to have material, nonpublic information regarding the issuer of a publicly traded instrument in which we have invested, we may be limited in our ability to make new investments or sell existing investments in such issuer.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies or third-party vendors for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Despite careful security and controls design, the information technology systems of our portfolio companies and our third-party vendors, may be subject to security breaches and cyber-attacks the result of which could include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships. As our, our portfolio companies’ and our third party vendor’s reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers, and the information systems of our portfolio companies and third-party vendors. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. Further, the remote working conditions resulting from the COVID-19 pandemic have heightened our and our portfolio companies’ vulnerability to a cybersecurity risk or incident.

We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules.  The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In order to satisfy the reinvestment portion of our dividends for the six months ended June 30, 2021, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Date of Issuance	Record Date	Number of Shares	Purchase Price	Share Class
April 28, 2021	March 31, 2021	1,571	$9.26	Class D
April 28, 2021	March 31, 2021	1,317	$9.26	Class I
May 27, 2021	April 30, 2021	2,460	$9.26	Class S
May 27, 2021	April 30, 2021	3,859	$9.25	Class D
May 27, 2021	April 30, 2021	9,976	$9.26	Class I
June 24, 2021	May 31, 2021	5,083	$9.28	Class S
June 24, 2021	May 31, 2021	6,914	$9.27	Class D
June 24, 2021	May 31, 2021	14,539	$9.28	Class I

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Investment Team and Investment Committee

The Adviser's investment team (the “Investment Team”) is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and the investment committee. The Investment committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged and, effective September 1, 2021,

Jeff Walwyn. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations, and provides investment advisory and management services to us.

The investment committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the investment committee reviews and determines whether to make prospective investments and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the members of the investment committee. Follow-on investments in existing portfolio companies may require the investment committee's approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the investment committee.

Mr. Walwyn, 41, is a Managing Director in the Owl Rock division of Blue Owl, serves asthe Head of Underwriting non-technology for each of the Owl Rock Advisers and, effective September 1, 2021, serves as a member of the Investment Committee of the Adviser and ORDA. Prior to joining Owl Rock in 2017, Mr. Walwyn was a Managing Director with Guggenheim Partners from 2015 until 2017. Upon Apollo Global Management’s acquisition of Gulf Steam Asset management in 2011, Mr. Walwyn joined Apollo and was a Principal until 2014. Prior to its acquisition by Apollo, Mr. Walwyn was a Vice President at Gulf Stream Asset Management where he started in 2006. Earlier in his career, Mr. Walwyn worked in Investment Banking with JPMorgan. Mr. Walwyn received a B.A. from Cornell University and an M.B.A. from Duke University’s Fuqua School of Business and is a CFA charterholder.

Executive Officers

On August 9, 2021, the Board, appointed Matthew Swatt and Shari Withem to serve as the Company's Co-Treasurers and Co-Chief Accounting Officers, effective September 1, 2021. The Board also appointed Alan Kirshenbaum to serve as the Company's Executive Vice President, and Jonathan Lamm to serve as the Company’s Vice President, each effective September 1, 2021.

Mr. Lamm, 47, is a Managing Director of Blue Owl and, effective September 1, 2021, he will also serve as the Chief Operating Officer and Chief Financial Officer of Owl Rock Capital Corporation and Owl Rock Technology Finance Corp. and as a Vice President of Owl Rock Capital Corporation II and Owl Rock Capital Corporation III. Prior to joining Owl Rock, a division of Blue Owl, in April 2021, Mr. Lamm served as the Chief Financial Officer and Treasurer of Goldman Sachs BDC, Inc. (“GSBD”), a business development company traded on the New York Stock Exchange. Mr. Lamm was responsible for building and overseeing GSBD's finance, treasury, accounting and operations functions from April 2013 through March 2021, including during its initial public offering in March 2015. During his time at Goldman Sachs, Mr. Lamm also served as Chief Financial Officer and Treasurer of Goldman Sachs Private Middle Market Credit LLC, Goldman Sachs Private Middle Market Credit II LLC and Goldman Sachs Middle Market Lending Corp. prior to the completion of its merger with GSBD in October 2020. Throughout his twenty-two years at Goldman Sachs, Mr. Lamm held various positions. From 2013 to 2021, Mr. Lamm served as Managing Director, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2007 to 2013, Mr. Lamm served as Vice President, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2005 to 2007, Mr. Lamm served as Vice President in the Financial Reporting group and, from 1999 to 2005, he served as a Product Controller. Prior to joining Goldman Sachs, Mr. Lamm worked in public accounting at Deloitte & Touche.

Mr. Swatt, 33, is a Principal of Blue Owl and serves as the Co-Controller of each of the Company, Owl Rock Capital Corporation, Owl Rock Capital Corporation II, Owl Rock Capital Corporation III and Owl Rock Technology Finance Corp. (together, the “Owl Rock BDCs”) and, effective September 1, 2021, he will also serve as Co-Chief Accounting Officer of Owl Rock Capital Corporation II and Owl Rock Capital Corporation III and Co-Treasurer of the Owl Rock BDCs. Prior to joining Owl Rock in May 2016, Mr. Swatt was an Assistant Controller at Guggenheim Partners in their Private Credit group, where he was responsible for the finance, accounting, and financial reporting functions. Preceding that role, Mr. Swatt worked within the Financial Services—Alternative Investments practice of PricewaterhouseCoopers LLP where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Swatt received a B.S. in Accounting from the University of Maryland and is a licensed Certified Public Accountant in New York.

Ms. Withem, 38, is a Principal of Blue Owl and serves as the Co-Controller of each of the Owl Rock BDCs and, effective September 1, 2021, she will also serve as Co-Chief Accounting Officer of Owl Rock Capital Corporation II and Owl Rock Capital Corporation III and Co-Treasurer of each of the Owl Rock BDCs. Prior to joining Owl Rock in March 2018, Ms. Withem was Vice President of TPG Special Situation Partners, a business development company traded on the NYSE (TSLX), where she was responsible for accounting, financial reporting, treasury and internal controls functions. Preceding that role, Ms. Withem worked for MCG Capital Corporation, a business development company formerly traded on the Nasdaq (MCGC) and Deloitte in the Audit and

Assurance Practice. Ms. Withem received a B.S. in Accounting from James Madison University and is a licensed Certified Public Accountant in Virginia.

Biographical and other information about Mr. Kirshenbaum can be found in the Company's definitive proxy statement filed with the Securities and Exchange Commission on July 9, 2021 and is incorporated by reference herein.

Item 6. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit (a)(1) to the Company’s Registration Statement on Form N-2, filed on October 16, 2020).

3.2	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on February 23, 2021).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed on February 23, 2021).
10.1

Amended and Restated Investment Advisory Agreement between Owl Rock Core Income Corp. and Owl Rock Capital Advisors LLC, dated May 18, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 19, 2021).

10.2

Amended and Restated Administration Agreement between Owl Rock Core Income Corp. and Owl Rock Capital Advisors LLC, dated May 18, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on May 19, 2021).

10.3

Senior Secured Revolving Credit Agreement, dated as of April 13, 2021, among Owl Rock Core Income Corp. as Borrower, the Lenders and Issuing Banks party thereto, and Sumitomo Mitsui Banking Corporation as Administrative Agent, Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A. as Syndication Agents, Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A. as Joint Lead Arrangers and Joint Book Runners, JP Morgan Chase Bank, N.A. and Bank of America as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K/A, filed on May 18, 2021).

10.4

Amended and Restated Loan Agreement, dated May 12, 2021, by and between Owl Rock Core Income Corp. and Owl Rock Feeder FIC ORCIC Debt LLC (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q, filed on May 13, 2021).

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

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Code of Ethics.

________________

*   Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Owl Rock Core Income Corp.

Date: August 12, 2021	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: August 12, 2021	By:	/s/ Bryan Cole
Bryan Cole
Chief Financial Officer and Chief Accounting Officer