Form 10-Q
period 2021-09-30
Owl Rock Core Income Corp.
filed 2021-11-15
CIK 1812554

Draft review and test completed. No issues found.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, the registrant had 29,901,352 shares of Class S common stock, 13,892,667 shares of Class D common stock, and 59,092,949 shares of Class I common stock, each with a par value per share of $0.01, outstanding.

i

Signatures	89

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Core Income Corp.

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Investments at fair value (amortized cost of $1,438,518 and $14,378, respectively)	$1,441,428	$14,376
Cash	113,895	8,153
Interest receivable	5,991	60
Receivable for investments sold	110,131	—
Prepaid expenses and other assets	2,701	21
Total Assets	$1,674,146	$22,610
Liabilities
Debt (net of unamortized debt issuance costs of $13,072 and $0, respectively)	$1,022,179	$10,000
Distribution payable	3,354	—
Payable for investments purchased	7,980	—
Payables to affiliates	5,997	191
Tender offer payable	347	—
Accrued expenses and other liabilities	3,600	146
Total Liabilities	1,043,457	10,337
Commitments and contingencies (Note 7)
Net Assets
Class S Common shares $0.01 par value, 1,000,000,000 shares authorized; 17,567,487 and 0 shares issued and outstanding, respectively	176	—
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 7,149,027 and 0 shares issued and outstanding, respectively	71	—
Class I Common shares $0.01 par value, 1,000,000,000 shares authorized; 42,917,350 and 1,300,100 shares issued and outstanding, respectively	429	13
Additional paid-in-capital	627,901	12,420
Distributable earnings (losses)	2,112	(160)
Total Net Assets	630,689	12,273
Total Liabilities and Net Assets	$1,674,146	$22,610
Net Asset Value Per Class S Share(1)	$9.32	—
Net Asset Value Per Class D Share(1)	$9.32	—
Net Asset Value Per Class I Share	$9.33	$9.44

________________

(1)
There were no Class S or Class D shares of common stock outstanding as of December 31, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Core Income Corp.

Consolidated Statement of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income (excluding payment-in-kind ("PIK") interest income)	$13,728	$17,462
PIK interest income	891	985
PIK dividend income	203	342
Other income	804	850
Total investment income from non-controlled, non-affiliated investments	15,626	19,639
Total Investment Income	15,626	19,639
Operating Expenses
Initial organization	—	273
Offering costs	1,524	1,524
Interest expense	3,463	4,966
Management fees	836	1,102
Performance based incentive fees	1,372	1,570
Professional fees	558	1,221
Directors' fees	257	788
Shareholder servicing fees	256	306
Other general and administrative	857	1,785
Total Operating Expenses	9,123	13,535
Management fees waived (Note 3)	—	(52)
Expense Support (Note 3)	—	(2,578)
Recoupment of expense support (Note 3)	465	465
Net Operating Expenses	9,588	11,370
Net Investment Income (Loss)	$6,038	$8,269
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$2,211	$3,023
Translation of assets and liabilities in foreign currencies	(29)	(7)
Total Net Change in Unrealized Gain (Loss)	2,182	3,016
Net realized gain (loss):
Non-controlled, non-affiliated investments	917	924
Foreign currency transactions	(2)	(2)
Total Net Realized Gain (Loss)	915	922
Total Net Realized and Change in Unrealized Gain (Loss)	3,097	3,938
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$9,135	$12,207
Net Increase (Decrease) in Net Assets Resulting from Operations- Class S Common Stock	$1,946	$2,290
Net Increase (Decrease) in Net Assets Resulting from Operations- Class D Common Stock	$1,057	$1,490
Net Increase (Decrease) in Net Assets Resulting from Operations- Class I Common Stock	$6,132	$8,427
Earnings Per Share - Basic and Diluted of Class S Common Stock	$0.17	$0.52
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	11,160,688	4,363,627
Earnings Per Share - Basic and Diluted of Class D Common Stock	$0.19	$0.56
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted	5,670,041	2,654,462
Earnings Per Share - Basic and Diluted of Class I Common Stock	$0.19	$0.55
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	31,988,535	15,343,528

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Core Income Corp.

Consolidated Schedule of Investments

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(15)(25)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(21)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(5)
Advertising and media
Global Music Rights, LLC(8)	First lien senior secured loan	L + 5.75%	8/28/2028	$84,375	$82,706	$82,688	13.1%
Global Music Rights, LLC(12)(13)	First lien senior secured revolving loan	L + 5.75%	8/27/2027	—	(148)	(150)	—%
IRI Holdings, Inc.(6)(17)	First lien senior secured loan	L + 4.25%	12/1/2025	4,987	4,993	4,980	0.8%
				89,362	87,551	87,518	13.9%
Aerospace and Defense
Bleriot US Bidco Inc.(8)(17)	First lien senior secured loan	L + 4.00%	10/30/2026	4,987	4,987	4,989	0.8%
Peraton Corp.(6)(17)(19)	First lien senior secured loan	L + 3.75%	2/1/2028	4,975	4,987	4,976	0.8%
Peraton Corp.(6)	Second lien senior secured loan	L + 7.75%	2/1/2029	5,000	4,930	4,963	0.8%
				14,962	14,904	14,928	2.4%
Automotive
Mavis Tire Express Services Topco Corp.(6)(17)(19)	First lien senior secured loan	L + 4.00%	5/4/2028	9,975	9,928	9,993	1.6%
				9,975	9,928	9,993	1.6%
Buildings and real estate
Associations, Inc.(8)	First lien senior secured loan	L + 6.50% ( incl. 2.50% PIK)	7/2/2027	57,145	56,603	56,574	8.9%
Associations, Inc.(8)(12)(14)	First lien senior secured delayed draw term loan A	L + 6.50% ( incl. 2.50% PIK)	7/2/2022	257	241	240	—%
Associations, Inc.(12)(13)(14)	First lien senior secured delayed draw term loan B	L + 6.50% ( incl. 2.50% PIK)	1/2/2023	—	(34)	(36)	—%
Associations, Inc.(8)(12)(13)	First lien senior secured revolving loan	L + 6.50%	7/2/2027	—	(46)	(48)	—%
Associations, Inc.(8)(12)(13)(14)	First lien senior secured delayed draw term loan C	L + 6.50% ( incl. 2.50% PIK)	7/2/2023	—	(34)	(36)	—%
Dodge Data & Analytics, LLC(8)	First lien senior secured loan	L + 7.50%	4/14/2026	2,154	2,114	2,116	0.3%
Dodge Data & Analytics, LLC(12)(13)	First lien senior secured revolving loan	L + 7.50%	4/14/2026	—	(2)	(2)	—%
REALPAGE, INC.(6)	Second lien senior secured loan	L + 6.50%	4/23/2029	2,500	2,464	2,550	0.4%
				62,056	61,306	61,358	9.6%
Business services
Apex Group Treasury, LLC(8)(18)	Second lien senior secured loan	L + 6.75%	7/27/2029	5,000	4,950	4,950	0.8%
Apex Group Treasury, LLC(8)(18)	First lien senior secured loan	L + 3.75%	7/27/2028	5,000	4,988	4,988	0.8%
Apex Group Treasury, LLC(8)(12)(14)(18)	Second lien senior secured delayed draw term loan	L + 6.75%	6/30/2022	-	-	-	—%
Denali Buyerco LLC (dba Summit Companies)(8)	First lien senior secured loan	L + 5.75%	9/15/2028	67,901	67,226	67,222	10.7%
Denali Buyerco LLC (dba Summit Companies)(12)(13)(14)	First lien senior secured delayed draw term loan	L + 5.75%	9/15/2023	-	(123)	-	—%
Denali Buyerco LLC (dba Summit Companies)(12)(13)	First lien senior secured revolving loan	L + 5.75%	9/15/2027	-	(74)	(74)	—%
Diamondback Acquisition, Inc. (dba Sphera)(8)	First lien senior secured loan	L + 5.50%	9/13/2028	47,947	46,994	46,988	7.5%
Diamondback Acquisition, Inc. (dba Sphera)(12)(13)(14)	First lien senior secured delayed draw term loan	L + 5.50%	9/13/2023	-	(95)	(96)	—%

Owl Rock Core Income Corp.

Consolidated Schedule of Investments (Continued)

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(15)(25)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(21)	Fair Value	Percentage of Net Assets
Hercules Borrower, LLC (dba The Vincit Group)(8)	First lien senior secured loan	L + 6.50%	12/15/2026	818	807	818	0.1%
Hercules Borrower, LLC (dba The Vincit Group)(8)	First lien senior secured loan	L + 5.50%	12/15/2026	2,221	2,199	2,199	0.3%
Hercules Borrower, LLC (dba The Vincit Group)(8)(12)(14)	First lien senior secured delayed draw term loan	L + 5.50%	9/10/2023	-	-	-	—%
Hercules Borrower LLC (dba The Vincit Group)(12)(13)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	—	(1)	—	—%
Hercules Buyer, LLC (dba The Vincit Group)(16)(22)	Unsecured notes	0.48% (PIK)	12/14/2029	24	24	24	—%
Packers Holdings, LLC(8)(17)(19)	First lien senior secured loan	L + 3.25%	3/9/2028	4,280	4,260	4,258	0.7%
				133,191	131,155	131,277	20.9%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(9)	Second lien senior secured loan	L + 7.75%	11/24/2028	1,000	985	1,000	0.2%
Gaylord Chemical Company, L.L.C(8)	First lien senior secured loan	L + 6.00%	3/30/2027	9,163	9,078	9,095	1.4%
Gaylord Chemical Company, L.L.C(12)(13)	First lien senior secured revolving loan	L + 6.00%	3/30/2026	—	(7)	(6)	—%
Velocity HoldCo III Inc(8)	First lien senior secured loan	L + 5.75%	4/22/2027	2,353	2,303	2,306	0.4%
Velocity HoldCo III Inc(12)(13)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	—	(3)	(3)	—%
				12,516	12,356	12,392	2.0%
Consumer products
ConAir Holdings, LLC(7)	Second lien senior secured loan	L + 7.50%	5/17/2029	32,500	31,991	32,338	5.1%
Olaplex, Inc.(6)	First lien senior secured loan	L + 6.25%	1/8/2026	975	966	975	0.2%
				33,475	32,957	33,313	5.3%
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging)(8)	First lien senior secured loan	L + 5.75%	10/2/2028	50,206	49,704	49,704	7.9%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(12)(13)	First lien senior secured revolving loan	L + 5.75%	9/30/2027	—	(51)	(51)	—%
Pregis Topco LLC(8)	Second lien senior secured loan	L + 6.75%	8/1/2029	30,000	30,000	30,000	4.8%
Pregis Topco LLC(8)	Second lien senior secured loan	L + 8.00%	8/1/2029	2,500	2,500	2,500	0.4%
Ring Container Technologies Group, LLC(8)(17)	First lien senior secured loan	L + 3.75%	8/12/2028	5,000	4,988	5,003	0.8%
				87,706	87,141	87,156	13.9%
Distribution
Dealer Tire, LLC(6)(17)	First lien senior secured loan	L + 4.25%	12/12/2025	5,090	5,099	5,088	0.8%
Individual Foodservice Holdings, LLC(9)	First lien senior secured loan	L + 6.25%	11/21/2025	1,308	1,291	1,301	0.2%
Individual Foodservice Holdings, LLC(9)(12)(14)	First lien senior secured delayed draw term loan	L + 6.25%	6/30/2022	37	36	36	—%
Individual Foodservice Holdings, LLC(6)(12)	First lien senior secured revolving loan	L + 6.25%	11/22/2024	4	3	3	—%
SRS Distribution, Inc.(9)(17)	First lien senior secured loan	L + 3.75%	6/2/2028	5,000	4,964	4,998	0.8%
				11,439	11,393	11,426	1.8%
Education
Pluralsight, LLC(9)	First lien senior secured loan	L + 8.00%	4/6/2027	6,255	6,196	6,191	1.0%
Pluralsight, LLC(12)(13)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	—	(4)	(4)	—%
				6,255	6,192	6,187	1.0%
Financial services
AxiomSL Group, Inc.(8)	First lien senior secured loan	L + 6.00%	12/3/2027	1,774	1,750	1,761	0.3%

Owl Rock Core Income Corp.

Consolidated Schedule of Investments (Continued)

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(15)(25)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(21)	Fair Value	Percentage of Net Assets
AxiomSL Group, Inc.(12)(13)	First lien senior secured revolving loan	L + 6.00%	12/3/2025	—	(23)	(18)	—%
AxiomSL Group, Inc.(8)	First lien senior secured loan	L + 6.00%	12/3/2027	33,499	33,172	33,244	5.3%
AxiomSL Group, Inc.(12)(13)(14)	First lien senior secured delayed draw term loan	L + 6.00%	7/21/2023	—	(10)	—	—%
AxiomSL Group, Inc.(12)(13)	First lien senior secured revolving loan	L + 6.00%	12/3/2025	—	(3)	(2)	—%
Hg Saturn Luchaco Ltd.(18)(23)	Unsecured facility	G + 7.50% PIK	3/30/2026	2,104	2,139	2,083	0.3%
Muine Gall, LLC(18)(26)	First lien senior secured loan	L + 7.00% PIK	9/21/2024	85,000	85,000	85,000	13.5%
				122,377	122,025	122,068	19.4%
Food and beverage
Balrog Acquisition, Inc. (dba BakeMark)(9)	First lien senior secured loan	L + 4.00%	9/5/2028	14,000	13,855	13,965	2.2%
Balrog Acquisition, Inc. (dba BakeMark)(9)	Second lien senior secured loan	L + 7.00%	9/3/2029	6,000	5,950	5,950	0.9%
Shearer's Foods, LLC(8)(17)	First lien senior secured loan	L + 3.50%	9/23/2027	4,933	4,933	4,924	0.8%
Sovos Brands Intermediate, Inc.(8)(17)	First lien senior secured loan	L + 3.75%	6/8/2028	4,485	4,475	4,485	0.7%
Ultimate Baked Goods Midco, LLC(8)	First lien senior secured loan	L + 6.25%	8/13/2027	16,500	16,095	16,087	2.6%
Ultimate Baked Goods Midco, LLC(9)(12)	First lien senior secured revolving loan	L + 6.25%	8/13/2027	325	276	275	—%
				46,243	45,584	45,686	7.2%
Healthcare equipment and services
Canadian Hospital Specialties Ltd.(18)(23)	First lien senior secured loan	C + 4.50%	4/14/2028	3,528	3,516	3,484	0.6%
Canadian Hospital Specialties Ltd.(12)(13)(14)(18)(24)	First lien senior secured delayed draw term loan	C + 4.50%	4/15/2023	—	(7)	(5)	—%
Canadian Hospital Specialties Ltd.(12)(13)(18)(24)	First lien senior secured revolving loan	C + 4.50%	4/15/2027	—	(5)	(6)	—%
Packaging Coordinators Midco, Inc.(9)	Second lien senior secured loan	L + 8.00%	11/30/2028	2,418	2,374	2,394	0.4%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(7)	First lien senior secured loan	L + 6.75%	1/29/2028	862	848	850	0.1%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(12)(13)	First lien senior secured revolving loan	L + 6.75%	1/29/2026	—	(2)	(1)	—%
				6,808	6,724	6,716	1.1%
Healthcare providers and services
Ex Vivo Parent Inc. (dba OB Hospitalist)(8)	First lien senior secured loan	L + 9.50%	9/27/2028	30,503	29,894	29,893	4.7%
OB Hospitalist Group, Inc.(8)	First lien senior secured loan	L + 5.50%	9/27/2027	61,812	60,577	60,575	9.6%
OB Hospitalist Group, Inc.(12)(13)	First lien senior secured revolving loan	L + 5.50%	9/27/2027	—	(160)	(160)	—%
Quva Pharma, Inc.(8)	First lien senior secured loan	L + 5.50%	4/12/2028	4,545	4,416	4,420	0.7%
Quva Pharma, Inc.(12)(13)	First lien senior secured revolving loan	L + 5.50%	4/10/2026	—	(12)	(13)	—%
Refresh Parent Holdings, Inc.(8)	First lien senior secured loan	L + 6.50%	12/9/2026	1,189	1,173	1,180	0.2%
Refresh Parent Holdings, Inc.(8)(12)(14)	First lien senior secured delayed draw term loan	L + 6.50%	6/9/2022	307	302	304	—%
Refresh Parent Holdings, Inc.(8)(12)	First lien senior secured revolving loan	L + 6.50%	12/9/2026	49	47	48	—%
				98,405	96,237	96,247	15.2%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(8)	First lien senior secured loan	L + 5.75%	8/23/2028	54,310	53,455	53,441	8.5%

Owl Rock Core Income Corp.

Consolidated Schedule of Investments (Continued)

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(15)(25)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(21)	Fair Value	Percentage of Net Assets
BCPE Osprey Buyer, Inc. (dba PartsSource)(12)(13)(14)	First lien senior secured delayed draw term loan	L + 5.75%	8/23/2023	—	(231)	(147)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(12)(13)	First lien senior secured revolving loan	L + 5.75%	8/21/2026	—	(73)	(74)	—%
Intelerad Medical Systems Inc. (fka 11849573 Canada Inc.)(8)(18)	First lien senior secured loan	L + 6.25%	8/21/2026	28,855	28,492	28,783	4.6%
Intelerad Medical Systems Inc. (fka 11849573 Canada Inc.)(8)(12)(18)	First lien senior secured revolving loan	L + 6.25%	8/21/2026	228	228	225	—%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(6)(17)	First lien senior secured loan	L + 3.25%	3/10/2028	4,478	4,457	4,470	0.7%
				87,871	86,328	86,698	13.8%
Human resource support services
IG Investments Holdings, LLC (dba Insight Global)(8)	First lien senior secured loan	L + 6.00%	9/22/2028	46,387	45,463	45,460	7.2%
IG Investments Holdings, LLC (dba Insight Global)(10)(12)(13)	First lien senior secured revolving loan	P + 6.00%	9/22/2027	—	(72)	(72)	—%
				46,387	45,391	45,388	7.2%
Household products
Walker Edison Furniture Company LLC(9)	First lien senior secured loan	L + 5.75%	3/31/2027	9,950	9,810	9,353	1.5%
				9,950	9,810	9,353	1.5%
Infrastructure and environmental services
Aegion Corp.(6)(19)	First lien senior secured loan	L + 4.75%	5/17/2028	5,000	4,976	4,974	0.8%
USIC Holdings, Inc.(6)(17)(19)	First lien senior secured loan	L + 3.50%	5/12/2028	5,000	4,976	4,994	0.8%
USIC Holdings, Inc.(6)	Second lien senior secured loan	L + 6.50%	5/14/2029	18,000	17,826	17,865	2.8%
				28,000	27,778	27,833	4.4%
Insurance
Alera Group, Inc.(6)	First lien senior secured loan	L + 5.50%	10/2/2028	81,772	79,934	79,931	12.7%
Alera Group, Inc.(12)(13)(14)	First lien senior secured delayed draw term loan	L + 5.50%	10/2/2023	—	(261)	(291)	—%
AssuredPartners, Inc.(17)(19)	First lien senior secured loan	L + 3.50%	2/12/2027	7,980	7,980	7,966	1.3%
Asurion, LLC(6)(17)	Second lien senior secured loan	L + 5.25%	1/22/2029	48,000	47,529	47,748	7.6%
Alliant Holdings Intermediate, LLC(6)(16)(17)(19)	First lien senior secured loan	L + 3.75%	11/5/2027	3,982	3,961	3,983	0.6%
Evolution BuyerCo, Inc.(dba SIAA)(8)	First lien senior secured loan	L + 6.25%	4/28/2028	7,703	7,598	7,606	1.2%
Evolution BuyerCo, Inc.(dba SIAA)(12)(13)(14)	First lien senior secured delayed draw term loan	L + 6.25%	4/28/2023	—	(3)	(1)	—%
Evolution BuyerCo, Inc.(dba SIAA)(12)(13)	First lien senior secured revolving loan	L + 6.25%	4/30/2027	—	(9)	(8)	—%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(8)	First lien senior secured loan	L + 9.50% PIK	7/24/2028	7,863	7,709	7,706	1.2%
Peter C. Foy & Associated Insurance Services, LLC (9)	First lien senior secured loan	L + 6.50%	3/31/2026	65	65	66	—%
Peter C. Foy & Associated Insurance Services, LLC (9)	First lien senior secured delayed draw term loan C	L + 6.50%	3/31/2026	8	8	8	—%
Peter C. Foy & Associated Insurance Services, LLC (9)	First lien senior secured delayed draw term loan D	L + 6.25%	3/31/2026	1,915	1,885	1,934	0.3%
Peter C. Foy & Associated Insurance Services, LLC (9)(14)	First lien senior secured delayed draw term loan E	L + 5.75%	9/12/2022	39,889	39,141	40,288	6.4%
Peter C. Foy & Associated Insurance Services, LLC (9)(12)	First lien senior secured revolving loan	L + 6.50%	3/31/2026	—	—	—	—%
TEMPO BUYER CORP. (dba Global Claims Services)(8)	First lien senior secured loan	L + 5.50%	8/26/2028	36,524	35,802	35,793	5.7%

Owl Rock Core Income Corp.

Consolidated Schedule of Investments (Continued)

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(15)(25)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(21)	Fair Value	Percentage of Net Assets
TEMPO BUYER CORP. (dba Global Claims Services)(12)(13)(14)	First lien senior secured delayed draw term loan	L + 5.50%	8/26/2023	—	(102)	(103)	—%
TEMPO BUYER CORP. (dba Global Claims Services)(12)(13)	First lien senior secured revolving loan	L + 5.50%	8/26/2027	—	(101)	(103)	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)	First lien senior secured loan	L + 5.50%	7/23/2027	13,354	13,094	13,087	2.1%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(12)(13)(14)	First lien senior secured delayed draw term loan	L + 5.50%	7/23/2021	—	(17)	(17)	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(12)(13)	First lien senior secured revolving loan	L + 5.50%	7/23/2027	—	(21)	(22)	—%
				249,055	244,192	245,571	39.1%
Internet software and services
BCTO BSI Buyer, Inc. (dba Buildertrend)(8)	First lien senior secured loan	L + 7.00%	12/23/2026	893	885	888	0.1%
BCTO BSI Buyer, Inc. (dba Buildertrend)(8)(12)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	60	59	60	—%
BCPE Nucleon (DE) SPV, LP(9)	First lien senior secured loan	L + 7.00%	9/24/2026	1,333	1,316	1,327	0.2%
CivicPlus, LLC(8)	First lien senior secured loan	L + 6.25%	8/23/2027	9,387	9,294	9,293	1.5%
CivicPlus, LLC(12)(14)	First lien senior secured delayed draw term loan	L + 6.25%	8/24/2023	—	—	—	—%
CivicPlus, LLC(12)(13)	First lien senior secured revolving loan	L + 6.25%	8/23/2027	—	(9)	(9)	—%
GovBrands Intermediate, Inc.(8)	First lien senior secured loan	L + 5.50%	8/4/2027	8,367	8,162	8,158	1.3%
GovBrands Intermediate, Inc.(12)(13)(14)	First lien senior secured delayed draw term loan	L + 5.50%	8/4/2023	—	(33)	(34)	—%
GovBrands Intermediate, Inc.(10)(12)	First lien senior secured revolving loan	P + 4.50%	8/4/2027	294	272	272	—%
Granicus, Inc.(8)	First lien senior secured loan	L + 6.25%	1/29/2027	1,834	1,795	1,802	0.3%
Granicus, Inc.(8)(12)(13)(14)	First lien senior secured delayed draw term loan	L + 6.00%	1/30/2023	208	203	203	—%
Granicus, Inc.(12)(13)	First lien senior secured revolving loan	L + 6.25%	1/29/2027	—	(3)	(3)	—%
Help/Systems Holdings, Inc.(8)(17)	First lien senior secured loan	L + 4.75%	11/19/2026	6,467	6,468	6,470	1.0%
Hyland Software, Inc.(6)(19)	Second lien senior secured loan	L + 6.25%	7/7/2025	22,500	22,491	22,698	3.6%
MessageBird Bidco B.V.(8)(18)	First lien senior secured loan	L + 6.75%	5/6/2027	5,000	4,895	4,900	0.8%
Proofpoint, Inc.(7)	Second lien senior secured loan	L + 6.25%	9/1/2029	7,500	7,463	7,463	1.2%
Thunder Purchaser, Inc. (dba Vector Solutions)(9)	First lien senior secured loan	L + 5.75%	6/30/2028	9,745	9,650	9,672	1.5%
Thunder Purchaser, Inc. (dba Vector Solutions)(7)	First lien senior secured loan	L + 5.75%	6/30/2028	2,348	2,324	2,330	0.4%
Thunder Purchaser, Inc. (dba Vector Solutions)(12)(13)	First lien senior secured revolving loan	L + 5.75%	6/30/2027	—	(7)	(5)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(12)(14)	First lien senior secured delayed draw term loan	L + 5.75%	8/17/2023	—	—	—	—%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(9)	First lien senior secured loan	L + 4.00%	7/28/2028	5,000	4,978	4,975	0.8%
				80,936	80,203	80,460	12.7%
Leisure and entertainment
Troon Golf, L.L.C.(8)	First lien senior secured loan	L + 6.00%	8/5/2027	94,595	94,132	94,122	14.9%
Troon Golf, L.L.C.(12)(13)	First lien senior secured revolving loan	L + 6.00%	8/5/2026	—	(35)	(36)	—%
				94,595	94,097	94,086	14.9%
Manufacturing
ACR Group Borrower, LLC(8)	First lien senior secured loan	L + 4.25%	3/31/2028	4,115	4,057	4,074	0.6%

Owl Rock Core Income Corp.

Consolidated Schedule of Investments (Continued)

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(15)(25)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(21)	Fair Value	Percentage of Net Assets
ACR Group Borrower, LLC(12)(13)	First lien senior secured revolving loan	L + 4.50%	3/31/2026	—	(12)	(9)	—%
Engineered Machinery Holdings (dba Duravant)(8)(17)	First lien senior secured loan	L + 3.75%	5/19/2028	5,000	4,975	4,986	0.8%
Engineered Machinery Holdings (dba Duravant)(8)(19)	Second lien senior secured loan	L + 6.50%	5/21/2029	21,000	20,903	21,000	3.3%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)	Second lien senior secured loan	L + 8.25%	12/29/2028	900	879	888	0.1%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(8)	First lien senior secured loan	L + 5.75%	7/21/2027	41,071	40,672	40,661	6.4%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(8)(12)(14)	First lien senior secured delayed draw term loan	L + 5.75%	7/21/2023	264	262	262	—%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(12)(13)	First lien senior secured revolving loan	L + 5.75%	7/21/2027	—	(35)	(36)	—%
				72,350	71,701	71,826	11.2%
Professional Services
Relativity ODA LLC(6)	First lien senior secured loan	L + 7.50% PIK	5/12/2027	4,484	4,422	4,428	0.7%
Relativity ODA LLC(12)(13)	First lien senior secured revolving loan	L + 6.50%	5/12/2027	—	(6)	(5)	—%
Sovos Compliance, LLC(8)(17)	First lien senior secured loan	L + 4.50%	8/11/2028	6,396	6,380	6,430	1.0%
Sovos Compliance, LLC(12)(14)(17)	First lien senior secured delayed draw term loan	L + 4.50%	8/12/2023	—	—	—	—%
				10,880	10,796	10,853	1.7%
Specialty retail
Milan Laser Holdings LLC(8)	First lien senior secured loan	L + 5.00%	4/27/2027	20,683	20,489	20,528	3.3%
Milan Laser Holdings LLC(12)(13)	First lien senior secured revolving loan	L + 5.00%	4/27/2026	—	(16)	(13)	—%
				20,683	20,473	20,515	3.3%
Telecommunications
Park Place Technologies, LLC(6)(17)	First lien senior secured loan	L + 5.00%	11/10/2027	995	959	992	0.2%
				995	959	992	0.2%
Total non-controlled/non-affiliated portfolio company debt investments				$1,436,472	$1,417,181	$1,419,840	225.3%
Equity Investments
Automotive
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(11)	Series A Convertible Preferred Stock	7.00% PIK	N/A	11,077	10,724	10,911	1.7%
					10,724	10,911	1.7%
Buildings and real estate
Skyline Holdco B, Inc. (dba Dodge Data & Analytics)(11)(20)	Series A Preferred Stock	N/A	N/A	143,963	216	216	—%
					216	216	—%
Business services
Denali Holding LP (dba Summit Companies)(11)(20)	Common Units	N/A	N/A	411,523	4,115	4,115	0.7%
Hercules Buyer, LLC (dba The Vincit Group)(11)(16)(20)	Common Units	N/A	N/A	12	10	12	—%
					4,125	4,127	0.7%
Consumer products
ASP Conair Holdings LP(11)(20)	Class A Units	N/A	N/A	9,286	929	929	0.1%
					929	929	0.1%
Healthcare equipment and services
KPCI Holdings, L.P.(11)(20)	LP Interest	N/A	N/A	313	313	362	0.1%
Patriot Holdings SCSp (dba Corza Health, Inc.)(11)	Class A Units	8.00% PIK	N/A	48	48	48	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(11)(20)	Class B Units	N/A	N/A	629	—	—	—%
					361	410	0.1%

Owl Rock Core Income Corp.

Consolidated Schedule of Investments (Continued)

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(15)(25)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(21)	Fair Value	Percentage of Net Assets
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(11)(20)	LP Interest	N/A	N/A	3,520	3,520	3,520	0.6%
Restore OMH Intermediate Holdings, Inc.(11)	Senior Preferred Stock	13.00% PIK	N/A	338	330	331	0.1%
					3,850	3,851	0.7%
Insurance
Evolution Parent, LP (dba SIAA) (11)(20)	Class A Interests	N/A	N/A	270,270	270	270	—%
					270	270	—%
Internet software and services
MessageBird Holding B.V.(11)(18)(20)	Extended Series C Warrants	N/A	N/A	798	49	49	—%
Thunder Topco L.P. (dba Vector Solutions)(11)(20)	Common Units	N/A	N/A	680,457	713	713	0.1%
					762	762	0.1%
Manufacturing
Gloves Holding, LP (dba Protective Industrial Products)(11)(20)	LP Interest	N/A	N/A	100	100	112	—%
					100	112	—%
Total non-controlled/non-affiliated portfolio company equity investments					$21,337	$21,588	3.4%
Total Investments					$1,438,518	$1,441,428	228.7%

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
(6)
The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2021 was 0.08%.
(7)
The interest rate on these loans is subject to 2 month LIBOR, which as of September 30, 2021 was 0.11%.
(8)
The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2021 was 0.13%.
(9)
The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2021 was 0.16%.
(10)
The interest rate on these loans is subject to Prime, which as of September 30, 2021 was 3.25%.

Owl Rock Core Income Corp.

Consolidated Schedule of Investments (Continued)

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

(11)
Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted security” under the Securities Act. As of September 30, 2021, the aggregate fair value of these securities is $21.6 million, or 3.4% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
ASP Conair Holdings LP	Class A Units	May 17, 2021
Denali Holding LP (dba Summit Companies)	Class A Units	September 14, 2021
Evolution Parent, LP (dba SIAA)	Class A Interests	April 30, 2021
Gloves Holding, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
KOBHG Holdings, L.P. (dba OB Hospitalist)	LP Interest	September 27, 2021
KPCI Holdings, L.P.	LP Interest	November 30, 2020
MessageBird Holding B.V.	Extended Series C Warrants	April 29, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
Restore OMH Intermediate Holdings, Inc.	Senior Preferred Stock	December 9, 2020
Skyline Holdco B, Inc. (dba Dodge Data & Analytics)	Series A Preferred Stock	April 14, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
(12)
Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
(13)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(14)
The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(15)
Unless otherwise indicated, all investments represent co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(16)
We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(17)
Level 2 investment.
(18)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2021, non-qualifying assets represented 8.0% of total assets as calculated in accordance with the regulatory requirements.
(19)
This portfolio company was not a co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission.
(20)
Investment is non-income producing.
(21)
As of September 30, 2021, the net estimated unrealized gain on investments for U.S. federal income tax purposes was $2.9 million based on a tax cost basis of $1.4 billion. As of September 30, 2021, the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $3.7 million and the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $ 0.8 million.
(22)
Investment does not contain a variable rate structure.
(23)
The interest rate on this loan is subject to 6 month GBPLIBOR, which as of September 30, 2021 was 0.17%.
(24)
The interest rate on this loan is subject to 6 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of September 30, 2021 was 0.45%
(25)
Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility and SPV Asset Facility I. See Note 6 "Debt".
(26)
Investment is not pledged as collateral for the credit facilities.

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

Owl Rock Core Income Corp.

Consolidated Statement of Changes in Net Assets

(Unaudited)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$6,038	$8,269
Net change in unrealized gain (loss)	2,182	3,016
Net realized gain (loss) on investments	915	922
Net Increase (Decrease) in Net Assets Resulting from Operations	9,135	12,207
Distributions
Class S	(1,515)	(1,768)
Class D	(846)	(1,185)
Class I	(4,973)	(6,982)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(7,334)	(9,935)
Capital Share Transactions
Class S:
Issuance of shares of common stock	136,218	162,798
Repurchase of common shares	—	—
Reinvestment of shareholders' distributions	410	480
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	136,628	163,278
Class D:
Issuance of shares of common stock	34,701	65,893
Repurchase of common shares	(55)	(55)
Reinvestment of shareholders' distributions	365	479
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	35,011	66,317
Class I:
Issuance of shares of common stock	246,709	385,557
Repurchase of common shares	(291)	(291)
Reinvestment of shareholders' distributions	1,044	1,283
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	247,462	386,549
Total Increase (Decrease) in Net Assets	420,902	618,416
Net Assets, at beginning of period	209,787	12,273
Net Assets, at end of period	$630,689	$630,689

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Core Income Corp.

Consolidated Statement of Cash Flows

(Amounts in thousands)

(Unaudited)

For the Nine Months Ended September 30, 2021
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$12,207
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(1,841,997)
Proceeds from investments and investment repayments, net	420,227
Net change in unrealized (gain) loss on investments	(3,023)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	7
Net realized (gain) loss on investments	(924)
Paid-in-kind interest	(558)
Net amortization of discount on investments	(888)
Amortization of debt issuance costs	627
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(5,931)
(Increase) decrease in receivable for investments sold	(110,131)
(Increase) decrease in prepaid expenses and other assets	(2,680)
Increase (decrease) in payable for investments purchased	7,980
Increase (decrease) in payables to affiliates	5,806
Increase (decrease) in tender payable	347
Increase (decrease) in accrued expenses and other liabilities	3,454
Net cash used in operating activities	(1,515,477)
Cash Flows from Financing Activities
Borrowings on debt	1,993,455
Repayments of debt	(968,100)
Debt issuance costs	(13,699)
Proceeds from issuance of common shares	613,902
Distributions paid to shareholders	(4,339)
Net cash provided by financing activities	1,621,219
Net increase (decrease) in cash	105,742
Cash, beginning of period	8,153
Cash, end of period	$113,895

Supplemental and Non-Cash Information
Interest paid during the period	$2,411
Distributions declared during the period	$9,935
Reinvestment of distributions during the period	$2,242
Distributions payable	$3,354

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

The Company is an externally managed closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has elected to be treated for federal income tax purposes, and intends to qualify annually as a regulated investment company (a “RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). Because the Company has elected to be regulated as a BDC and as a RIC under the Code, the Company’s portfolio is subject to diversification and other requirements.

In November 2020, the Company commenced operations and made its first portfolio company investment. On October 23, 2020, the Company formed a wholly-owned subsidiary, OR Lending IC LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Lending IC LLC makes loans to borrowers headquartered in California. From time to time the Company may form wholly-owned subsidiaries to facilitate the normal course of business.

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

The Company has received an exemptive order that permits it to offer multiple classes of shares of common stock and to impose asset-based servicing and distribution fees and early withdrawal fees. The Company offers on a best efforts, continuous basis up to $2,500,000,000 in any combination of amount of shares of Class S, Class D, and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock is offered through Blue Owl Securities LLC (formerly Owl Rock Capital Securities LLC) (d/b/a "Blue Owl Securities") (the “Dealer Manager”). The Dealer Manager is entitled to receive upfront selling commissions of up to 3.50% of the offering price of each Class S share sold in the offering and 1.50% of the offering price of each Class D share sold in the offering. Class I shares are not subject to upfront selling commissions. Any upfront selling commissions for the Class S shares and Class D shares sold in the offering will be deducted from the purchase price. Class S, Class D and Class I shares were offered at initial purchase prices per shares of $10.35, $10.15 and $10.00, respectively. Currently, the purchase price per share for each class of common stock varies, but will not be sold at a price below the Company’s net asset value per share of such class, as determined in accordance with the Company’s share pricing policy, plus applicable upfront selling commissions. On October 7, 2021, the Company filed a registration statement with respect to its proposed follow-on offering of up to $7,500,000,000 in any combination of shares of Class S, Class D and Class I common stock.

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

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

The Company commenced a continuous public offering of up to $2,500,000,000 in any combination of Class S, Class D, and Class I shares of its common stock on November 12, 2020. On November 12, 2020, the Company sold 700,000 shares pursuant to the subscription agreement with Feeder FIC Equity and met the minimum offering requirement for its continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $10.00 per share. Since meeting the minimum offering requirement and commencing its continuous public offering through September 30, 2021, the Company has issued 17,515,705 shares of Class S common stock, 7,103,293 shares of Class D common stock and 42,810,584 shares of Class I common stock for gross proceeds of $164.9 million, $66.0 million and $398.6 million, respectively, including $1,000 of seed capital contributed by its Adviser in September 2020 and approximately $25.0 million in gross proceeds raised in the private placement from Feeder FIC Equity.

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

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three and nine months ended September 30, 2021, PIK interest and PIK dividend income earned was $1.1 million and $1.3 million, representing 7.0% and 6.8% of investment income for the three and nine months ended September 30, 2021, respectively. Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point we believe PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2021, no investments are on non-accrual status.

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

Income Taxes

The Company has elected to be treated as a RIC under the Code beginning with the taxable year ended December 31, 2020 and intends to qualify as a RIC thereafter. So long as the Company obtains and maintains its tax treatment for tax treatment as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Instead, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions as of December 31, 2020. The 2020 tax year remains subject to examination by U.S. federal, state and local tax authorities.

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

Note 3. Agreements and Related Party Transactions

As of September 30, 2021, the Company had payables to affiliates of $6.0 million, primarily comprised of $2.7 million in costs and expenses reimbursable to the Adviser pursuant to the Investment Advisory Agreement, $1.5 million of accrued performance based incentive fees, $0.4 million of management fees, $0.5 million in obligations to repay expense support from the Adviser pursuant to the Investment Advisory Agreement, and costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement. As of December 31, 2020, the Company had payables to affiliates of $0.2 million primarily comprised of amounts reimbursable to the Adviser pursuant to the Administration Agreement.

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

For the three and nine months ended September 30, 2021, the Company incurred expenses of approximately $0.5 million and $1.4 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

For the three and nine months ended September 30, 2021, management fees (gross of waivers) were $0.8 million and $1.1 million, respectively. For the nine months ended September 30, 2021, $52 thousand of management fees were waived.

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

For the three and nine months ended September 30, 2021, the Company incurred performance based incentive fees on net investment income of $1.0 million and $1.1 million, respectively.

For the three and nine months ended September 30, 2021, the Company incurred performance based incentive fees based on capital gains of $0.4 million and $0.5 million, respectively.

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

For the three and nine months ended September 30, 2021, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization and offering expenses of $2.2 million and $2.5 million, respectively.

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

Dealer Manager Agreement

The Company has entered into a dealer manager agreement (the “Dealer Manager Agreement”) with Blue Owl Securities, an affiliate of the Adviser, and participating broker-dealer agreements with certain broker-dealers. Under the terms of the Dealer Manager Agreement and the participating broker-dealer agreements, Blue Owl Securities serves as the dealer manager, and certain participating broker-dealers solicit capital, for the Company’s public offering of shares of Class S, Class D, and Class I common stock. Blue Owl Securities will be entitled to receive upfront selling commissions of up to 3.50% of the offering price of each Class S share sold in this offering. Blue Owl Securities will be entitled to receive upfront selling commissions of up to 1.50% of the offering price of each Class D share sold in this offering. Blue Owl Securities anticipates that all or a portion of the upfront selling commissions will be retained by, or reallowed (paid) to, participating broker-dealers. Blue Owl Securities will not receive upfront selling commissions with respect to any class of shares issued pursuant to the Company’s distribution reinvestment plan or with respect to purchases of Class I shares.

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

For the three and nine months ended September 30, 2021, the Company paid servicing fees with respect to Class D shares of $33 thousand and $46 thousand, respectively. For the three and nine months ended September 30, 2021, the Company paid servicing fees with respect to Class S shares of $223 thousand and $260 thousand, respectively.

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

As of September 30, 2021, the amount of Expense Support Payments provided by the Adviser since inception is $2.6 million. During the three and nine months ended September 30, 2021, the Company recorded obligations to repay Expense Support from the Adviser of $0.5 million. The Company may or may not reimburse remaining expense support in the future.

The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following three month periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Operating Expense Ratio(2)
($ in thousands)
March 31, 2021	$822	$465	$357	6.7%	March 31, 2024	9.47%
June 30, 2021	1,756	-	1,756	6.6%	June 30, 2024	2.43%
Total	$2,578	$465	$2,113

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

Promissory Note

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

The Company as borrower, entered into a Loan Agreement as amended and restated through the date herof (the "Loan Agreement") with Owl Rock Feeder FIC ORCIC Debt LLC ("Feeder FIC Debt"), an affiliate of the Adviser, as lender, to enter into revolving promissory notes (the "Promissory Notes") to borrow up to an aggregate of $250 million from Feeder FIC Debt. See Note 6 “Debt”.

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

Investments at fair value and amortized cost consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,211,783	$1,213,426	$9,404	$9,404
Second-lien senior secured debt investments	203,235	204,307	4,233	4,232
Unsecured debt investments	2,163	2,107	22	22
Preferred equity investments(1)	11,270	11,458	296	295
Common equity investments(1)	10,067	10,130	423	423
Total Investments	$1,438,518	$1,441,428	$14,378	$14,376

________________

(1)
As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

The industry composition of investments based on fair value as of September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
Advertising and media	6.1%	-%
Aerospace and defense	1.0	-
Automotive	1.5	-
Buildings and real estate	4.3	-
Business services	9.4	6.0
Chemicals	0.9	6.8
Consumer products	2.4	6.8
Containers and packaging	6.0	-
Distribution	0.8	9.1
Education	0.4	-
Financial services	8.5	12.2
Food and beverage	3.2	-
Healthcare equipment and services	0.5	18.7
Healthcare providers and services	6.9	10.5
Healthcare technology	6.0	-
Household products	0.6	-
Human resource support services	3.1	-
Infrastructure and environmental services	1.9	-
Insurance	17.1	-
Internet software and services	5.6	16.4
Leisure and entertainment	6.5	-
Manufacturing	5.0	6.8
Professional services	0.8	-
Specialty retail	1.4	-
Telecommunications	0.1	6.7
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
United States:
Midwest	37.2%	19.7%
Northeast	9.2	37.7
South	30.8	26.7
West	19.4	15.9
International	3.4	-
Total	100.0%	100.0%

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of September 30, 2021 and December 31, 2020:

	Fair Value Hierarchy as of September 30, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$93,985	$1,119,441	$1,213,426
Second-lien senior secured debt investments	-	47,748	156,559	204,307
Unsecured debt investments	-	-	2,107	2,107
Preferred equity investments	-	-	11,458	11,458
Common equity investments	-	-	10,130	10,130
Total Investments	$—	$141,733	$1,299,695	$1,441,428

	Fair Value Hierarchy as of December 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$9,404	$9,404
Second-lien senior secured debt investments	-	-	4,232	4,232
Unsecured debt investments	-	-	22	22
Preferred equity investments(1)	-	-	295	295
Common equity investments(1)	-	-	423	423
Total Investments	$—	$—	$14,376	$14,376

________________

(1)
As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2021:

	As of and for the Three Months Ended September 30, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$225,777	$105,203	$2,112	$11,049	$2,461	$346,602
Purchases of investments, net(2)	1,134,588	50,864	-	-	7,670	1,193,122
Payment-in-kind	99	-	80	196	1	376
Proceeds from investments, net	(226,656)	-	-	-	-	(226,656)
Net change in unrealized gain (loss)	1,294	468	(86)	213	(2)	1,887
Net realized gains (losses)	519	-	-	-	-	519
Net amortization of discount on investments	694	24	1	-	-	719
Transfers into (out of) Level 3(1)	(16,874)	-	-	-	-	(16,874)
Fair value, end of period	$1,119,441	$156,559	$2,107	$11,458	$10,130	$1,299,695

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

________________

(1)
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three months ended September 30, 2021, transfers into Level 2 from Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.
(2)
Purchases may include payment-in-kind (“PIK”).

	As of and for the Nine Months Ended September 30, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$9,404	$4,232	$22	$295	$423	$14,376
Purchases of investments, net(2)	1,368,661	151,435	2,054	10,616	9,642	1,542,408
Payment-in-kind	133	-	82	341	2	558
Proceeds from investments, net	(232,680)	-	-	-	-	(232,680)
Net change in unrealized gain (loss) on investments	1,427	854	(53)	206	63	2,497
Net realized gain (loss) on investments	529	-	-	-	-	529
Net amortization of discount on investments	780	38	2	-	-	820
Transfers into (out of) Level 3(1)	(28,813)	-	-	-	-	(28,813)
Fair value, end of period	$1,119,441	$156,559	$2,107	$11,458	$10,130	$1,299,695

________________

(1)
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the nine months ended September 30, 2021, transfers into Level 2 from Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.
(2)
Purchases may include payment-in-kind (“PIK”).

The following tables present information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and nine months ended September 30, 2021:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2021 on Investments Held at September 30, 2021
First-lien senior secured debt investments	$1,323
Second-lien senior secured debt investments	468
Unsecured debt investments	(89)
Preferred equity investments	194
Common equity investments	—
Total Investments	$1,896

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

($ in thousands)	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2021 on Investments Held at September 30, 2021
First-lien senior secured debt investments	$1,456
Second-lien senior secured debt investments	854
Unsecured debt investments	(56)
Preferred equity investments	189
Common equity investments	63
Total Investments	$2,506

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2021 and December 31, 2020. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of September 30, 2021
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$948,252	Recent Transaction	Transaction Price	97.5% - 100.0% (98.6%)	Increase
	171,189	Yield Analysis	Market Yield	4.8%-10.0% (6.3%)	Decrease
Second-lien senior secured debt investments(1)	$38,778	Recent Transaction	Transaction Price	98.5% - 99.5% (99.1%)	Increase
	95,083	Yield Analysis	Market Yield	6.1%-10.5% (8.2%)	Decrease
Unsecured debt investments	$24	Market Approach	EBITDA Multiple	14.8x	Increase
	2,083	Yield Analysis	Market Yield	9.0%	Decrease
Preferred equity investments	$216	Market Approach	EBITDA Multiple	8.9x	Increase
	11,242	Yield Analysis	Market Yield	11.4%-14.4% (11.5%)	Decrease
Common equity investments	$7,635	Recent Transaction	Transaction Price	100.0%	Increase
	2,446	Market Approach	EBITDA Multiple	7.6x-25.3x (15.3x)	Increase
	49	Market Approach	Transaction Price	$208.84	Increase

________________

(1)
Excludes Level 3 investments with a fair value of $22.7 million, which the Company valued using indicative bid prices obtained from brokers.

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
($ in thousands)	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value
Promissory Note	$-	$-	$10,000	$10,000
Revolving Credit Facility(1)	529,569	529,569	-	-
SPV Asset Facility I(2)	148,036	148,036	-	-
September 2026 Notes(3)	344,574	345,625	-	-
Total Debt	$1,022,179	$1,023,230	$10,000	$10,000

________________

(1)
The carrying value of the Company’s Revolving Credit Facility is presented net of unamortized debt issuance costs of $5.7 million.
(2)
The carrying value of the Company's SPV Asset Facility I is presented net of unamortized debt issuance costs of $2.0 million.
(3)
The carrying value of the Company's September 2026 Notes is presented net of unamortized debt issuance costs of $5.4 million.

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following table presents fair value measurements of the Company’s debt obligations as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021	December 31, 2020
Level 1	$—	—
Level 2	345,625	—
Level 3	677,605	10,000
Total Debt	$1,023,230	$10,000

Financial Instruments Not Carried at Fair Value

As of September 30, 2021 and December 31, 2020, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 160% and 223% as of September 30, 2021 and December 31, 2020, respectively.

Debt obligations consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value
Promissory Note	$250,000	$-	$250,000	$-
Revolving Credit Facility(2)	600,000	535,251	57,969	529,569
SPV Asset Facility I(3)	300,000	150,000	21,062	148,036
September 2026 Notes(4)	350,000	350,000	-	344,574
Total Debt	$1,500,000	$1,035,251	$329,031	$1,022,179

________________

(1)
The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)
The carrying value of the Company’s Revolving Credit Facility is presented net of unamortized debt issuance costs of $5.7 million.
(3)
The carrying value of the Company's SPV Asset Facility I is presented net of unamortized debt issuance costs of $2.0 million.
(4)
The carrying value of the Company's September 2026 Notes is presented net of unamortized debt issuance costs of $5.4 million.

	December 31, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Promissory Note	$50,000	$10,000	$40,000	$10,000
Total Debt	$50,000	$10,000	$40,000	$10,000

For the three and nine months ended September 30, 2021, the components of interest expense were as follows:

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

($ in thousands)	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Interest expense	$3,104	$4,340
Amortization of debt issuance costs	359	626
Total Interest Expense	$3,463	$4,966
Average interest rate	2.7%	3.0%
Average daily borrowings	$450,600	$192,471

Promissory Note

On October 15, 2020, the Company as borrower, entered into a Loan Agreement (the "Original Loan Agreement") with Owl Rock Feeder FIC ORCIC Debt LLC ("Feeder FIC Debt"), an affiliate of the Adviser, as lender, to enter into revolving promissory notes (the "Promissory Notes") to borrow up to an aggregate of $50 million from Feeder FIC Debt.

On March 31, 2021, the Company entered into an amendment to the Original Loan Agreement to increase the aggregate amount that could be borrowed pursuant to the Promissory Note from $50 million to $75 million. The Original Loan Agreement was amended and restated (as amended through the date hereof, the "Loan Agreement") on May 12, 2021. On August 26, 2021, the Company entered into an amendment to the Loan Agreement to increase the aggregate amount that could be borrowed pursuant to the Promissory Note from $75 million to $100 million. On September 13, 2021, the Company entered into a second amendment to the Loan Agreement to increase the aggregate amount that could be borrowed pursuant to the Promissory Note from $100 million to $250 million and extended the maturity date to February 28, 2023. The Company may re-borrow any amount repaid; however there is no funding commitment between Feeder FIC Debt and the Company.

The interest rate on amounts borrowed pursuant to Promissory Notes, prior to May 12, 2021, was based on either the rate of interest for a LIBOR-Based Advance or the rate of interest for a Prime-Based Advance as defined in the Loan and Security Agreement, dated as of February 20, 2020, as amended from time to time, by and among the Owl Rock Capital Advisors LLC, as borrower, East West Bank, as Administrative Agent, Issuing Lender, Swingline Lender and a Lender and Investec Bank PLC as a Lender.

The interest rate on amounts borrowed pursuant to the Promissory Notes after May 12, 2021 is based on the lesser of the rate of interest for an ABR Loan or a Eurodollar Loan under the Credit Agreement dated as of April 15, 2021, as amended or supplemented from time to time, by and among the Adviser, as borrower, the several lenders from time to time party thereto, MUFG Union Bank, N.A., as Collateral Agent and MUFG Bank, Ltd., as Administrative Agent.

The unpaid principal balance of the Revolving Promissory Note and accrued interest thereon is payable by the Company from time to time at the discretion of the Company but immediately due and payable upon 120 days written notice by Owl Rock Feeder FIC ORCIC Debt LLC, and in any event due and payable in full no later than February 28, 2023. The Company intends to use the borrowed funds to, among other things, make investments in portfolio companies consistent with its investment strategies.

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

On September 29, 2021, the Company entered into an amendment to the Revolver to among other things, (i) change the rate under the Revolver for borrowings denominated in Sterling from a LIBOR-based rate to daily simple SONIA (Sterling Overnight Index Average) subject to certain adjustments specified in the Revolver and (ii) change the rate under the Revolver for borrowings denominated in Swiss Francs from a LIBOR-based rate to SARON (Swiss Average Rate Overnight) subject to certain adjustments specified in the Revolver. The other material terms of the Revolver were unchanged

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

The Revolver is guaranteed by OR Lending IC LLC, a subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds of the Revolver may be used for general corporate purposes, including the funding of portfolio investments.

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

SPV Asset Facility I

On September 16, 2021 (the “SPV Asset I Facility Closing Date”), Core Income Funding I LLC ("Core Income Funding I”), a Delaware limited liability company and newly formed wholly-owned subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility I”), with Core Income Funding I, as borrower, the lenders from time to time parties thereto (the “Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company as Collateral Agent and Alter Domus (US) LLC as Document Custodian.

From time to time, the Company expects to sell and contribute certain investments to Core Income Funding I pursuant to a Sale and Contribution Agreement by and between the Company and Core Income Funding I. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by Core Income Funding I, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Core Income Funding I through its ownership of Core Income Funding I. The maximum principal amount of the Credit Facility is $300 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of Core Income Funding I’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

The SPV Asset Facility I provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility I for a period of up to two years after the Closing Date unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility I (the “Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility I will mature on September 16, 2031 (the “Stated Maturity”). Prior to the Stated Maturity, proceeds received by Core Income Funding I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the Stated Maturity, Core Income Funding I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Amounts drawn bear interest at LIBOR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and LIBOR plus 0.25%) plus an applicable margin that ranges from 1.55% to 2.15% depending on a ratio of broadly syndicated loans to middle market loans in the collateral. From the Closing Date to the Commitment Termination Date, there is a commitment fee that steps up during the year after the Closing Date from 0.00% to 0.625% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility I. The SPV Asset Facility I contains customary covenants, including certain financial maintenance covenants, limitations on the activities of Core Income Funding I, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of Core Income Funding I and on any payments received by Core Income Funding I in respect of those assets. Assets pledged to the Lenders will not be available to pay the debts of the Company.

Unsecured Notes

September 2026 Notes

On September 23, 2021, the Company issued $350 million aggregate principal amount of 3.125% notes due 2026 (the “September 2026 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The September 2026 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

The September 2026 Notes were issued pursuant to an Indenture dated as of September 23, 2021 (the “Base Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of September 23, 2021 (the “First Supplemental Indenture” and together with the Base Indenture, the “September 2026 Indenture”), between the Company and the Trustee. The September 2026 Notes will mature on September 23, 2026 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the September 2026 Indenture. The September 2026 Notes initially bear interest at a rate of 3.125% per year payable semi-annually on March 23 and September 23 of each year, commencing on March 23, 2022. Concurrent with the issuance of the September 2026 Notes, the Company entered into a Registration Rights Agreement for the benefit of the purchasers of the September 2026 Notes. Pursuant to the Registration Rights Agreement, the Company is obligated to file a registration statement with the SEC with respect to an offer to exchange the September 2026 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the September 2026 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the September 2026 Notes. If the Company fails to satisfy its registration obligations under the Registration Rights Agreement, it will be required to pay additional interest to the holders of the September 2026 Notes. The September 2026 Notes will be our direct, general unsecured obligations and will rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the September 2026 Notes. The September 2026 Notes will rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior. The September 2026 Notes will rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The September 2026 Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The September 2026 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the September 2026 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the September 2026 Indenture.

In addition, if a change of control repurchase event, as defined in the September 2026 Indenture, occurs prior to maturity, holders of the September 2026 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the September 2026 Notes at a repurchase price equal to 100% of the aggregate principal amount of the September 2026 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of September 30, 2021 and December 31, 2020, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2021	December 31, 2020
($ in thousands)
ACR Group Borrower, LLC	First lien senior secured revolving loan	$875	$—
Alera Group, Inc.	First lien senior secured delayed draw term loan	23,231	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	5,106	—
Apex Group Treasury, LLC	Second lien senior secured delayed draw term loan	6,618	—
Associations, Inc.	First lien senior secured delayed draw term loan A	1,459	—
Associations, Inc.	First lien senior secured delayed draw term loan B	3,575	—
Associations, Inc.	First lien senior secured revolving loan	4,829	—
Associations, Inc.	First lien senior secured delayed draw term loan C	3,575	—
AxiomSL Group, Inc.	First lien senior secured revolving loan	212	212
AxiomSL Group, Inc.	First lien senior secured revolving loan	2,379	—
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	2,145	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	31,034	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	4,655	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	47	107
Canadian Hospital Specialties Ltd.	First lien senior secured delayed draw term loan	937	—
Canadian Hospital Specialties Ltd.	First lien senior secured revolving loan	468	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	4,400	—
CivicPlus, LLC	First lien senior secured revolving loan	880	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	24,691	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	7,407	—
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	9,553	—
Dodge Data & Analytics LLC	First lien senior secured revolving loan	125	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	1,351	—

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	September 30, 2021	December 31, 2020
($ in thousands)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	676	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	791	—
Global Music Rights, LLC	First lien senior secured revolving loan	7,500	—
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	2,752	—
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	587	—
Granicus, Inc.	First lien senior secured delayed draw term loan	136	—
Granicus, Inc.	First lien senior secured revolving loan	161	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	96	96
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	20,239	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	3,613	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	62	99
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	80	65
Intelerad Medical Systems Inc. (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	917	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	5,093	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,571	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,765	—
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	7,993	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	88	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan E	17,072	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured revolving loan	6	—
Pluralsight, LLC	First lien senior secured revolving loan	392	—
Quva Pharma, Inc.	First lien senior secured revolving loan	455	—
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	84	393
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	95	103
Relativity ODA LLC	First lien senior secured revolving loan	435	—
Sovos Compliance, LLC	First lien senior secured delayed draw term loan	1,104	—

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	September 30, 2021	December 31, 2020
($ in thousands)
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	714	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	2,041	—
Troon Golf, L.L.C.	First lien senior secured revolving loan	7,207	—
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	10,317	—
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	5,159	—
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	1,675	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured delayed draw term loan	1,734	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	—
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	142	—
Total Unfunded Portfolio Company Commitments		$245,400	$1,075

As of September 30, 2021, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.

Other Commitments and Contingencies

The Company raised $25.0 million in total Capital Commitments from investors, of which $25.0 million is from Feeder FIC Equity, an affiliate of the Adviser. As of March 1, 2021, all outstanding Capital Commitments had been drawn.

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $2.7 million for the period from April 22, 2020 (Inception) to September 30, 2021, of which $2.7 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered. The Adviser is responsible for the payment of the Company’s organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by the Company.

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $2.3 million for the period from April 22, 2020 (Inception) to December 31, 2020, of which $0.2 million has been charged to the Company pursuant to the Investment Advisory Agreement. See Note 3. Agreements and Related Party Transactions – Investment Advisory Agreement.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2021, management was not aware of any pending or threatened litigation.

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

The following table summarizes transactions with respect to shares of the Company’s common stock during the three and nine months ended September 30, 2021:

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

	For the Three Months Ended September 30, 2021
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	14,647,167	$137,884	3,735,226	$34,766	26,527,911	$246,709	44,910,304	$419,359
Reinvestment of distributions	44,239	410	39,323	365	112,188	1,044	195,750	1,819
Repurchased shares	-	-	(5,933)	(55)	(31,254)	(291)	(37,187)	(346)
Total shares/gross proceeds	14,691,406	138,294	3,768,616	35,076	26,608,845	247,462	45,068,867	420,832
Sales load	-	(1,666)	-	(65)	-	-	-	(1,731)
Total shares/net proceeds	14,691,406	$136,628	3,768,616	$35,011	26,608,845	$247,462	45,068,867	$419,101

	For the Nine Months Ended September 30, 2021
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	17,515,705	$164,931	7,103,293	$65,958	41,510,484	$385,557	66,129,482	$616,446
Reinvestment of distributions	51,782	480	51,667	479	138,020	1,283	241,469	2,242
Repurchased shares	-	-	(5,933)	(55)	(31,254)	(291)	(37,187)	(346)
Total shares/gross proceeds	17,567,487	165,411	7,149,027	66,382	41,617,250	386,549	66,333,764	618,342
Sales load	-	(2,133)	-	(65)	-	-	-	(2,198)
Total shares/net proceeds	17,567,487	$163,278	7,149,027	$66,317	41,617,250	$386,549	66,333,764	$616,144

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

The changes to the Company’s offering price per share since the commencement of the Company’s initial continuous public offering and associated effective dates of such changes were as follows:

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.32	$9.58
April 1, 2021	$9.26	$0.32	$9.58
May 1, 2021	$9.26	$0.32	$9.58
June 1, 2021	$9.28	$0.32	$9.60
July 1, 2021	$9.30	$0.33	$9.63
August 1, 2021	$9.30	$0.33	$9.63
September 1, 2021	$9.30	$0.33	$9.63

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.14	$9.40
April 1, 2021	$9.26	$0.14	$9.40
May 1, 2021	$9.25	$0.14	$9.39
June 1, 2021	$9.27	$0.14	$9.41
July 1, 2021	$9.29	$0.14	$9.43
August 1, 2021	$9.29	$0.14	$9.43
September 1, 2021	$9.29	$0.14	$9.43

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
Initial offering price	$10.00	$—	$10.00
March 1, 2021	$9.26	$—	$9.26
April 1, 2021	$9.26	$—	$9.26
May 1, 2021	$9.26	$—	$9.26
June 1, 2021	$9.28	$—	$9.28
July 1, 2021	$9.30	$—	$9.30
August 1, 2021	$9.30	$—	$9.30
September 1, 2021	$9.30	$—	$9.30

Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the nine months ended September 30, 2021:

	Class S common stock distributions		Class D common stock distributions		Class I common stock distributions
($ in thousands)	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount
2021
March 31, 2021	$—	$—	$0.05	$16	$0.05	$194
April 30, 2021	0.05	33	0.05	54	0.05	418
May 31, 2021	0.05	91	0.05	101	0.05	558
June 30, 2021	0.05	129	0.05	168	0.05	839
July 31, 2021	0.05	294	0.05	222	0.05	1,116
August 31, 2021	0.05	432	0.05	270	0.05	1,648
September 30, 2021	0.05	789	0.05	354	0.05	2,209
Total	$0.30	$1,768	$0.35	$1,185	$0.35	$6,982

________________

(1)
Distributions per share are gross of shareholder servicing fees.

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

On September 13, 2021, the Company’s Board declared special monthly distributions for October 2021 through December 2021. The special monthly cash distributions, each in the gross amount of $0.00144722, $0.00289444, and $0.00434166 per share, are payable on November 30, 2021, December 29, 2021, and January 31, 2022 to shareholders of records as of October 31, 2021, November 30, 2021, and December 31, 2021, respectively.

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

Through September 30, 2021, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the nine months ended September 30, 2021:

	Nine Months Ended September 30, 2021
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.28	$8,269	83.2%
Net realized gain (loss) on investments	0.03	922	9.3
Distributions in excess of net investment income	0.03	744	7.5
Total	$0.34	$9,935	100.0%

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

________________

(1)
Distributions per share are gross of shareholder servicing fees.
(2)
Data in this table is presented on a consolidated basis. Refer to Note 11 "Financial Highlights" for amounts by share class.

Share Repurchases

The Board has complete discretion to determine whether the Company will engage in any share repurchase, and if so, the terms of such repurchase. At the discretion of the Board, the Company may use cash on hand, cash available from borrowings, and cash from the sale of its investments as of the end of the applicable period to repurchase shares.

The Company has commenced a share repurchase program pursuant to which the Company intends to conduct quarterly repurchase offers to allow its shareholders to tender their shares at a price equal to the net offering price per share for the applicable class of shares on each date of repurchase.

All shares purchased by the Company pursuant to the terms of each offer to repurchase will be retired and thereafter will be authorized and unissued shares.

The Company intends to limit the number of shares to be repurchased in each quarter to no more than 5.00% of its’ outstanding shares of common stock.

Any periodic repurchase offers are subject in part to the Company’s available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While the Company intends to continue to conduct quarterly tender offers as described above, the Company is not required to do so and may suspend or terminate the share repurchase program at any time.

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
August 25, 2021	D	September 30, 2021	$55	$9.31	5,933
August 25, 2021	I	September 30, 2021	$291	$9.32	31,254

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
($ in thousands, except per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Increase (decrease) in net assets resulting from operations	$1,946	$1,057	$6,132	$2,290	$1,490	$8,427
Weighted average shares of common stock outstanding —basic and diluted	11,160,688	5,670,041	31,988,535	4,363,627	2,654,462	15,343,528
Earnings (loss) per common share— basic and diluted	$0.17	$0.19	$0.19	$0.52	$0.56	$0.55

Note 10. Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code, and intends to operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC thereafter, the Company must, among other things, distribute to its shareholders in each taxable year generally at least 90% of the Company’s investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain tax treatment as a RIC, the Company,

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

among other things, intends to make the requisite distributions to its shareholders, which generally relieves the Company from corporate-level U.S. federal income taxes.

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

For the three and nine months ended September 30, 2021, the Company did not record an expense for U.S. federal excise tax.

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the nine months ended September 30, 2021:

	For the Nine Months Ended September 30, 2021
($ in thousands, except share and per share amounts)	Class S common stock(7)	Class D common stock(7)	Class I common stock
Per share data:
Net asset value, at beginning of period	$9.26	$9.26	$9.44
Results of operations:
Net investment income (loss)(1)	0.34	0.37	0.38
Net realized and unrealized gain (loss)(2)	0.02	0.04	(0.14)
Net increase (decrease) in net assets resulting from operations	$0.36	$0.41	$0.24
Shareholder distributions:
Distributions from net investment income(3)	(0.25)	(0.29)	(0.29)
Distributions from net realized gains(3)	(0.03)	(0.04)	(0.03)
Distributions in excess of net investment income(3)	(0.02)	(0.02)	(0.03)
Net decrease in net assets from shareholders' distributions	$(0.30)	$(0.35)	$(0.35)
Total increase (decrease) in net assets	0.06	0.06	(0.11)
Net asset value, at end of period	$9.32	$9.32	$9.33

Total Return(4)	3.5%	4.4%	2.6%

Ratios
Ratio of net expenses to average net assets(5)(6)	7.3%	7.1%	6.3%
Ratio of net investment income to average net assets(6)	5.1%	5.3%	5.5%
Portfolio turnover rate	87.6%	87.6%	87.6%

Supplemental Data
Weighted-average shares outstanding	4,363,627	2,654,462	15,343,528
Shares outstanding, end of period	17,567,487	7,149,027	42,917,350
Net assets, end of period	$163,800	$66,622	$400,267

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
(5)
Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the nine months ended September 30, 2021, the total operating expenses to average net assets were 7.4%, 8.0% and 8.0%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. Past performance is not a guarantee of future results.
(6)
The ratio reflects an annualized amount, except in the case of non-recurring expenses (e.g., initial organization expenses) and offering expenses.
(7)
Class S common stock shares were first issued on April 1, 2021. Class D common stock shares were first issued on March 1, 2021.

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On November 2, 2021, the Company’s Board declared regular monthly distributions for January 2022 through March 2022. The regular monthly cash distributions, each in the gross amount of $0.05580000 per share, are payable on February 28, 2022, March 31, 2022, and April 29, 2022 to shareholders of records as of 9 PM EST on January 31, 2022, February 28, 2022, and March 31, 2022, respectively.

As of November 12, 2021, the Company has issued 29,818,604 shares of its Class S common stock, 13,828,329 shares of its Class D common stock, and 58,919,835 shares of its Class I common stock and has raised total gross proceeds of $280.3 million, $128.6 million, and $548.7 million, respectively, including seed capital of $1,000 contributed by its Adviser in September 2020 and approximately $25.0 million in gross proceeds raised from Feeder FIC Equity. In addition, as of November 12, 2021, the Company has received $281 million in subscription payments which the Company accepted on November 1, 2021 and which is pending the Company’s determination of the net asset value per share applicable to such purchase.

On October 5, 2021, Core Income Funding II LLC (“Core Income Funding II”), a Delaware limited liability company and the Company's newly formed subsidiary entered into a loan and financing and servicing agreement (the “SPV Asset Facility II”), with Core Income Funding II, as borrower, the Company, as equityholder and service provider, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as collateral agent, and Alter Domus (US) LLC as collateral custodian.

From time to time, the Company expects to sell and contribute certain loan assets to Core Income Funding II pursuant to a Sale and Contribution Agreement by and between the Company and Core Income Funding II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by Core Income Funding II, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Core Income Funding II through the Company's ownership of Core Income Funding II. The maximum principal amount of the SPV Asset Facility II is $500 million; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Core Income Funding II’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits and collateral quality tests.

The SPV Asset Facility II provides for the ability to borrow, reborrow, repay and prepay advances under the SPV Asset Facility II for a period of up to three years after the Closing Date unless such period is extended or accelerated under the terms of the SPV Asset Facility II (the “Revolving Period”). Unless otherwise extended, accelerated or terminated under the terms of the SPV Asset Facility II, the SPV Asset Facility II will mature on the date that is two years after the last day of the Revolving Period (the “Facility Termination Date”). Prior to the Facility Termination Date, proceeds received by Core Income Funding II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding advances, and the excess may be returned to the Company, subject to certain conditions. On the Facility Termination Date, Core Income Funding II must pay in full all outstanding fees and expenses and all principal and interest on outstanding advances, and the excess may be returned to the Company.

Amounts drawn under the SPV Asset Facility II bear interest at LIBOR (or, in the case of certain Lenders that are commercial paper conduits, the lower of (a) their cost of funds and (b) LIBOR, such LIBOR not to be lower than zero) plus a spread equal to 2.00% per annum, which spread will increase (a) on and after the end of the Revolving Period by 0.15% per annum if no event of

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

default has occurred and (b) by 2.00% per annum upon the occurrence of an event of default (such spread, the “Applicable Margin”). LIBOR may be replaced as a base rate under certain circumstances. During the Revolving Period, Core Income Funding II will pay an undrawn fee ranging from 0.00% to 0.25% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility. During the Revolving Period, if the undrawn commitments are in excess of a certain portion (initially 12.5% and increasing in stages to 25%, 50% and 75%) of the total commitments under the SPV Asset Facility II, Core Income Funding II will also pay a make-whole fee equal to the Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess. Core Income Funding II will also pay Deutsche Bank AG, New York Branch, certain fees (and reimburse certain expenses) in connection with its role as facility agent. The SPV Asset Facility II contains customary covenants, including certain financial maintenance covenants, limitations on the activities of Core Income Funding II, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of Core Income Funding II and on any payments received by Core Income Funding II in respect of those assets. Assets pledged to the Lenders will not be available to pay the Company's debts.

Borrowings of Core Income Funding II are considered the Company's borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

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

Overview

Owl Rock Core Income Corp. (the “Company”, “we”, “us”, or “our”) is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the 1940 Act. Formed as a Maryland corporation on April 22, 2020, we are externally managed by Owl Rock Capital Advisors LLC (the “Adviser”) which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. The Adviser is registered as an investment adviser with the Securities and Exchange Commission (“SEC”). We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to qualify for the tax treatment applicable to RICs. On October 23, 2020, we formed a wholly-owned subsidiary, OR Lending IC LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Lending IC LLC makes loans to borrowers headquartered in California. From time to time we may form wholly-owned subsidiaries to facilitate the normal course of business.

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

We have received an exemptive order that permits us to offer multiple classes of shares of common stock and to impose asset-based servicing and distribution fees and early withdrawal fees. We are offering on a best efforts, continuous basis up to $2,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager”). The Dealer Manager is entitled to receive upfront selling commissions of up to 3.50% of the offering price of each Class S share sold in the offering and 1.50% of the offering price of each Class D share sold. Class I shares are not subject to upfront selling commissions. Any upfront selling commissions for the Class S shares and Class D shares sold in the offering will be deducted from the purchase price. Class S, Class D and Class I shares were offered at initial purchase prices per shares of $10.35, $10.15 and $10.00, respectively. Currently, the purchase price per share for each class of common stock varies, but will not be sold at a price below the Company’s net asset value per share of such class, as determined in accordance with the Company’s share pricing policy, plus applicable upfront selling commissions.

On September 30, 2020, the Advisor purchased 100 shares of our Class I common stock at $10.00 per share, which represents the initial public offering price. The Adviser will not tender these shares for repurchase as long as Owl Rock Capital Advisors LLC remains the investment adviser of Owl Rock Core Income Corp. There is no current intention for Owl Rock Capital Advisors LLC to discontinue its role. On October 15, 2020, we received a subscription agreement, totaling $25.0 million for the purchase of Class I common shares of our common stock from Feeder Owl Rock Feeder FIC ORCIC Equity LLC (“Feeder FIC Equity”), an entity affiliated with the Adviser. As of September 30, 2021, the Company had called all of the $25.0 million commitment from Feeder FIC Equity.

We commenced our continuous public offering of up to $2,500,000,000 in any combination of amount of shares of Class S, Class D, and Class I common stock on November 12, 2020. On November 12, 2020, we sold 700,000 shares pursuant to the subscription agreement with Feeder FIC Equity and met the minimum offering requirement for our continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $10.00 per share. Since meeting the minimum offering requirement and commencing our continuous public offering through September 30, 2021, the Company has issued 17,515,705 shares of Class S common stock, 7,103,293 shares of Class D common stock, and 42,810,584 shares of Class I common stock for gross proceeds of

$164.9 million, $66.0 million, and $398.6 million, respectively, including $1,000 of seed capital contributed by our Adviser in September 2020 and approximately $25.0 million in gross proceeds raised in the private placement from Feeder FIC Equity. The shares purchased by the Adviser and Feeder FIC Equity are subject to a lock-up pursuant to FINRA Rule 5110(e)(1) for a period of 180 days from the date of commencement of sales in the offering, and the Adviser, Feeder FIC Equity, and their permitted assignees may not engage in any transaction that would result in the effective economic disposition of the Class I shares. On October 7, 2021, we filed a registration statement with respect to our proposed follow-on offering of up to $7,500,000,000 in any combination Class S, Class D and Class I common shares.

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

COVID-19 Developments

In March 2020, the outbreak of COVID -19 was recognized as a pandemic by the World Health Organization. In response to the outbreak, our Adviser instituted a work from home policy and began monitoring the ability of its employees to safely return to the office. In October 2021, the Adviser began a return to in-office work plan across all of its offices.

We have and continue to assess the impact of COVID-19 on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy and the magnitude of the economic impact of the outbreak. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns and cancellations of events and travel. In addition, while economic activity remains healthy and well improved from the beginning of the COVID-19 pandemic, we continue to observe supply chain interruptions, labor difficulties, commodity inflation and elements of economic and financial market instability both globally and in the United States.

We have built out our portfolio management team to include workout experts and continue to closely monitor our portfolio companies; however, we are unable to predict the duration of any business and supply-chain disruptions or labor difficulties, whether COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition.

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through September 30, 2021, our Adviser and its affiliates have originated $43.6 billion aggregate principal amount of investments, of which $40.9 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. upper middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity.

We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself.

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities, including publicly traded debt instruments, which we may hold directly or through special purposes vehicles. These investments may include high-yield bonds, which are often referred to as “junk bonds”, and broadly syndicated loans. In addition, we may invest a portion of our portfolio in opportunistic investments, such as in large U.S. companies or foreign companies, which will not be our primary focus, but will be intended to enhance returns to our Shareholders. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates. We generally intend to investment in companies with low loan-to-value ratios, which we consider to be 50% or lower.

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

As of September 30, 2021, our average investment size in each of our portfolio companies was approximately $19.7 million based on fair value. As of September 30, 2021, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 87.9% of our total debt portfolio based on fair value, had weighted average annual revenue of $632 million and weighted average annual EBITDA of $140 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2021, greater than 99.9% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of September 30, 2021, the amount of Expense Support payments provided by our Adviser since inception is $2.6 million.

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

Market Trends

We believe the middle-market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns based on a combination of the following factors,

Limited Availability of Capital for Middle-Market Companies. We believe that regulatory and structural changes in the market have reduced the amount of capital available to U.S. middle-market companies. In particular, we believe there are currently fewer providers of capital to middle market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there are a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.

Capital Markets Have Been Unable to Fill the Void in U.S. Middle Market Finance Left by Banks. While underwritten bond and syndicated loan markets have been robust in recent years, middle market companies are less able to access these markets for reasons including the following:

High Yield Market – Middle market companies generally do not issue debt in amounts large enough to be attractively sized bonds. High yield bonds are generally purchased by institutional investors who, among other things, are focused on the liquidity characteristics of the bond being issued. For example, mutual funds and exchange traded funds (“ETFs”) are significant buyers of underwritten bonds. However, mutual funds and ETFs generally require the ability to liquidate their investments quickly in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Because there typically is little or no active secondary market for the debt of U.S. middle market companies, mutual funds and ETFs generally do not provide debt capital to U.S. middle market companies. We believe this is likely to be a persistent problem and creates an advantage for those like us who have a more stable capital base and have the ability to invest in illiquid assets.

Syndicated Loan Market – While the syndicated loan market demand is modestly more accommodating to middle market issuers, as with bonds, loan issue size and liquidity are key drivers of institutional and, correspondingly, underwriters’ willingness to underwrite the loans. Loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex”, to successfully syndicate the loan, in the event the terms initially marketed are insufficiently attractive to investors. Furthermore, banks are generally reluctant to underwrite middle market loans because the arrangement fees they may earn on the placement of the debt generally are not sufficient to meet the banks’ return hurdles. Loans provided by companies such as ours provide certainty to issuers in that we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis.

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

Portfolio and Investment Activity

As of September 30, 2021, based on fair value, our portfolio consisted of 84.2% first lien senior secured debt investments (of which we consider 65% to be unitranche debt investments (including “last-out” portions of such loans)), 14.2% second-lien senior secured debt investments, 0.1% unsecured debt investments, 0.8% preferred equity investments, and 0.7% common equity investments.

As of September 30, 2021, our weighted average total yield of the portfolio at fair value and amortized cost was 7.0% and 7.0%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 7.0% and 7.0%, respectively.

As of September 30, 2021 we had investments in 73 portfolio companies with an aggregate fair value of $1,441.4 million. As of September 30, 2021, we had net leverage of 1.46x debt-to-equity.

Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. Currently, the strength of the financing and merger and acquisitions markets, and the current low interest rate environment, has led to increased originations, an active pipeline of investment opportunities and an increased demand for unitranche debt investments.

Our investment activity for the three months ended September 30, 2021 is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	For the Three Months Ended September 30, 2021
New investment commitments
Gross originations	$1,709,692
Less: Sell downs	(67,187)
Total new investment commitments	$1,642,505
Principal amount of investments funded:
First-lien senior secured debt investments	$1,204,233
Second-lien senior secured debt investments	151,000
Unsecured debt investments	—
Preferred equity investments	—
Common equity investments	7,667
Total principal amount of investments funded	$1,362,900
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(322,851)
Second-lien senior secured debt investments	(52,000)
Total principal amount of investments sold or repaid	$(374,851)
Number of new investment commitments in new portfolio companies(1)	32
Average new investment commitment amount	$46,600
Weighted average term for new investment commitments (in years)	5.8
Percentage of new debt investment commitments at floating rates	100.0%
Percentage of new debt investment commitments at fixed rates	—
Weighted average interest rate of new debt investment commitments(2)	6.3%
Weighted average spread over LIBOR of new floating rate debt investment commitments	5.6%

________________

(1)
Number of new investment commitments represents commitments to a particular portfolio company.
(2)
Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.13% as of September 30, 2021.

Investments at fair value and amortized cost consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,211,783	$1,213,426	(1)	$9,404	$9,404	(2)
Second-lien senior secured debt investments	203,235	204,307		4,233	4,232
Unsecured debt investments	2,163	2,107		22	22
Preferred equity investments(3)	11,270	11,458		296	295
Common equity investments(3)	10,067	10,130		423	423
Total Investments	$1,438,518	$1,441,428		$14,378	$14,376

________________

(1)
65% of which we consider unitranche loans.
(2)
51% of which we consider unitranche loans.
(3)
As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

The table below describes investments by industry composition based on fair value as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Advertising and media	6.1%	-%
Aerospace and defense	1.0	-
Automotive	1.5	-
Buildings and real estate	4.3	-
Business services	9.4	6.0
Chemicals	0.9	6.8
Consumer products	2.4	6.8
Containers and packaging	6.0	-
Distribution	0.8	9.1
Education	0.4	-
Financial services	8.5	12.2
Food and beverage	3.2	-
Healthcare equipment and services	0.5	18.7
Healthcare providers and services	6.9	10.5
Healthcare technology	6.0	-
Household products	0.6	-
Human resource support services	3.1	-
Infrastructure and environmental services	1.9	-
Insurance	17.1	-
Internet software and services	5.6	16.4
Leisure and entertainment	6.5	-
Manufacturing	5.0	6.8
Professional services	0.8	-
Specialty retail	1.4	-
Telecommunications	0.1	6.7
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
United States:
Midwest	37.2%	19.7%
Northeast	9.2	37.7
South	30.8	26.7
West	19.4	15.9
International	3.4	-
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Weighted average total yield of portfolio	7.0%	8.0%
Weighted average total yield of debt and income producing securities	7.0%	8.4%
Weighted average interest rate of debt securities	6.7%	7.9%
Weighted average spread over LIBOR of all floating rate investments	5.9%	7.0%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$1,923	0.1%	$—	—%
2	1,430,152	99.3	14,376	100.0
3	9,353	0.6	—	—
4	—	—	—	—
5	—	—	—	—
Total	$1,441,428	100.0%	$14,376	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,417,181	100.0%	$13,659	100.0%
Non-accrual	—	—	—	—
Total	$1,417,181	100.0%	$13,659	100.0%

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

Results of Operations

The following table represents the operating results for the three and nine months ended September 30, 2021:

($ in thousands)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Total Investment Income	$15,626	$19,639
Less: Net Operating Expenses	9,588	11,370
Net Investment Income (Loss)	6,038	8,269
Net realized gain (loss)	915	922
Net change in unrealized gain (loss)	2,182	3,016
Net Increase (Decrease) in Net Assets Resulting from Operations	$9,135	$12,207

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

Investment Income

Investment income for the three and nine months ended September 30, 2021 was as follows:

($ in thousands)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Interest income (excluding payment-in-kind ("PIK") interest income)	$13,728	$17,462
PIK interest income	891	985
PIK dividend income	203	342
Other income	804	850
Total investment income	$15,626	$19,639

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interest obtained in connection with originated loans, such as options, warrants or conversion rights. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. For the three and nine months ended September 30, 2021, PIK interest and dividends earned was $1.1 million and $1.3 million, representing approximately 7.0% and 6.8% of investment income, respectively. Additionally, we were initially capitalized on September 30, 2020 and commenced investing activities on November 10, 2020. As a result, comparisons may not be meaningful.

Expenses

Expenses for the three and nine months ended September 30, 2021 were as follows:

($ in thousands)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Initial organization	$—	$273
Offering costs	1,524	1,524
Interest expense	3,463	4,966
Management fees	836	1,102
Performance based incentive fees	1,372	1,570
Professional fees	558	1,221
Directors' fees	257	788
Shareholder servicing fees	256	306
Other general and administrative	857	1,785
Total operating expenses	$9,123	$13,535
Management fees waived	—	(52)
Expense Support	—	(2,578)
Recoupment of Expense Support	465	465
Net operating expenses	$9,588	$11,370

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

Net Change in Unrealized Gain (Loss)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2021, net unrealized gains (losses) on our investment portfolio were comprised of the following:

($ in thousands)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Net change in unrealized gain (loss) on investments	$2,211	3,023
Net change in translation of assets and liabilities in foreign currencies	(29)	(7)
Net change in unrealized gain (loss)	$2,182	$3,016

We were initially capitalized on September 30, 2020 and commenced investing activities on November 10, 2020. As a result, comparisons may not be meaningful.

Net Realized Gains (Losses) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies during the three and nine months ended September 30, 2021 were comprised of the following:

($ in thousands)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Net realized gain (loss) on investments	$917	$924
Net realized gain (loss) on foreign currency transactions	(2)	(2)
Net realized gain (loss)	$915	$922

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

We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2021 and December 31, 2020, our asset coverage ratios were 160% and 223%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

As of September 30, 2021, we had $113.9 million in cash. During the nine months ended September 30, 2021, we used $1,515.5 million in cash for operating activities, primarily as a result of funding portfolio investments of $1,842.0 million, partially offset by sales and repayments of portfolio investments of $420.2 million, and other operating activity of $93.7 million. Lastly, cash provided by financing activities was $1,621.2 million during the period, which was the result of proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $1,011.6 million, and proceeds from the issuance of shares of $613.9 million, partially offset by $4.3 million of distributions paid.

Net Assets

Share Issuances

In connection with our formation, we had the authority to issue 3,000,000,000 common shares at $0.01 per share par value, 1,000,000,000 of which are classified as Class S common shares, 1,000,000,000 of which are classified as Class D common shares, and 1,000,000,000 of which are classified as Class I common shares. Pursuant to our Registration Statement on Form N-2 (File No. 333-249525), we registered $2,500,000,000 in any combination of shares of Class S, Class D, and Class I common stock, at initial public offering prices of $10.35 per share, $10.15 per share, and $10.00 per share, respectively. Currently, the purchase price per share for each class of common stock varies, but will not be sold at a price below our net asset value per share of such class, as determined in accordance with our share pricing policy, plus applicable upfront selling commissions.

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

On October 7, 2021, we filed a registration statement with respect to our proposed follow-on offering of up to $7,500,000,000 in any combination of Class S, Class D and Class I common shares.

The following tables summarize transactions with respect to shares of our common stock during the three and nine months ended September 30, 2021:

	For the Three Months Ended September 30, 2021
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	14,647,167	$137,884	3,735,226	$34,766	26,527,911	$246,709	44,910,304	$419,359
Reinvestment of distributions	44,239	410	39,323	365	112,188	1,044	195,750	1,819
Repurchased shares	-	-	(5,933)	(55)	(31,254)	(291)	(37,187)	(346)
Total shares/gross proceeds	14,691,406	138,294	3,768,616	35,076	26,608,845	247,462	45,068,867	420,832
Sales load	-	(1,666)	-	(65)	-	-	-	(1,731)
Total shares/net proceeds	14,691,406	$136,628	3,768,616	$35,011	26,608,845	$247,462	45,068,867	$419,101

	For the Nine Months Ended September 30, 2021
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	17,515,705	$164,931	7,103,293	$65,958	41,510,484	$385,557	66,129,482	$616,446
Reinvestment of distributions	51,782	480	51,667	479	138,020	1,283	241,469	2,242
Repurchased shares	-	-	(5,933)	(55)	(31,254)	(291)	(37,187)	(346)
Total shares/gross proceeds	17,567,487	165,411	7,149,027	66,382	41,617,250	386,549	66,333,764	618,342
Sales load	-	(2,133)	-	(65)	-	-	-	(2,198)
Total shares/net proceeds	17,567,487	$163,278	7,149,027	$66,317	41,617,250	$386,549	66,333,764	$616,144

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

The changes to our offering price per share since the commencement of our initial continuous public offering and associated effective dates of such changes were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.32	$9.58
April 1, 2021	$9.26	$0.32	$9.58
May 1, 2021	$9.26	$0.32	$9.58
June 1, 2021	$9.28	$0.32	$9.60
July 1, 2021	$9.30	$0.33	$9.63
August 1, 2021	$9.30	$0.33	$9.63
September 1, 2021	$9.30	$0.33	$9.63

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.14	$9.40
April 1, 2021	$9.26	$0.14	$9.40
May 1, 2021	$9.25	$0.14	$9.39
June 1, 2021	$9.27	$0.14	$9.41
July 1, 2021	$9.29	$0.14	$9.43
August 1, 2021	$9.29	$0.14	$9.43
September 1, 2021	$9.29	$0.14	$9.43

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
Initial offering price	$10.00	$—	$10.00
March 1, 2021	$9.26	$—	$9.26
April 1, 2021	$9.26	$—	$9.26
May 1, 2021	$9.26	$—	$9.26
June 1, 2021	$9.28	$—	$9.28
July 1, 2021	$9.30	$—	$9.30
August 1, 2021	$9.30	$—	$9.30
September 1, 2021	$9.30	$—	$9.30

Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the six months ended September 30, 2021:

	Class S common stock distributions		Class D common stock distributions		Class I common stock distributions
($ in thousands)	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount
2021
March 31, 2021	$—	$—	$0.05	$16	$0.05	$194
April 30, 2021	0.05	33	0.05	54	0.05	418
May 31, 2021	0.05	91	0.05	101	0.05	558
June 30, 2021	0.05	129	0.05	168	0.05	839
July 31, 2021	0.05	294	0.05	222	0.05	1,116
August 31, 2021	0.05	432	0.05	270	0.05	1,648
September 30, 2021	0.05	789	0.05	354	0.05	2,209
Total	$0.30	$1,768	$0.35	$1,185	$0.35	$6,982

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

On August 3, 2021, our Board declared regular monthly distributions for October 2021 through December 2021. The regular monthly cash distributions, each in the gross amount of $0.05145833 per share, are payable on November 30, 2021, December 31, 2021, and January 31, 2022 to shareholders of records as of October 31, 2021, November 30, 2021, and December 31, 2021, respectively.

On September 13, 2021, our Board declared special monthly distributions for October 2021 through December 2021. The special monthly cash distributions, each in the gross amount of $0.00144722, $0.00289444, and $0.00434166 per share, are payable on November 30, 2021, December 29, 2021, and January 31, 2022 to shareholders of records as of October 31, 2021, November 30, 2021, and December 31, 2021, respectively.

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

Through September 30, 2021, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the nine months ended September 30, 2021:

	Nine Months Ended September 30, 2021
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.28	$8,269	83.2%
Net realized gain (loss) on investments	0.03	922	9.3
Distributions in excess of net investment income	0.03	744	7.5
Total	$0.34	$9,935	100.0%

________________

(1)
Distributions per share are gross of shareholder servicing fees.
(2)
Data in this table is presented on a consolidated basis. Refer to "ITEM 1. — Notes to Consolidated Financial Statements — Note 11. Financial Highlights" for amounts by share class.

Share Repurchases

Our Board has complete discretion to determine whether we will engage in any share repurchase, and if so, the terms of such repurchase. At the discretion of our Board, we may use cash on hand, cash available from borrowings, and cash from the sale of our investments as of the end of the applicable period to repurchase shares.

We have commenced a share repurchase program pursuant to which we intend to conduct quarterly repurchase offers to allow our shareholders to tender their shares at a price equal to the net offering price per share for the applicable class of shares on each date of repurchase.

All shares purchased by us pursuant to the terms of each offer to repurchase will be retired and thereafter will be authorized and unissued shares.

We intend to limit the number of shares to be repurchased in each quarter to no more than 5.00% of our outstanding shares of our common stock.

Any periodic repurchase offers are subject in part to our available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While we intend to continue to conduct quarterly tender offers as described above, we are not required to do so and may suspend or terminate the share repurchase program at any time.

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
August 25, 2021	D	September 30, 2021	$55	$9.31	5,933
August 25, 2021	I	September 30, 2021	$291	$9.32	31,254

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value
Promissory Note	$250,000	$-	$250,000	$-
Revolving Credit Facility(2)	600,000	535,251	57,969	529,569
SPV Asset Facility I(3)	300,000	150,000	21,062	148,036
September 2026 Notes(4)	350,000	350,000	-	344,574
Total Debt	$1,500,000	$1,035,251	$329,031	$1,022,179

________________

(1)
The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)
The carrying value of our Revolving Credit Facility is presented net of unamortized debt issuance costs of $5.7 million.
(3)
The carrying value of our SPV Asset Facility I is presented net of unamortized debt issuance costs of $2.0 million.
(4)
The carrying value of our September 2026 Notes is presented net of unamortized debt issuance costs of $5.4 million.

	December 31, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Promissory Note	$50,000	$10,000	$40,000	$10,000
Total Debt	$50,000	$10,000	$40,000	$10,000

For the three and nine months ended September 30, 2021, the components of interest expense were as follows:

($ in thousands)	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Interest expense	$3,104	$4,340
Amortization of debt issuance costs	359	626
Total Interest Expense	$3,463	$4,966
Average interest rate	2.7%	3.0%
Average daily borrowings	$450,600	$192,471

Senior Securities

Information about our senior securities is shown in the following table as of September 30, 2021 and December 31, 2020.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Promissory Note
September 30, 2021 (unaudited)	$-	$-	—	N/A
December 31, 2020	$10.0	$2,226.8	—	N/A
SPV Asset Facility I
September 30, 2021 (unaudited)	$150.0	$1,603.7	—	N/A
Revolving Credit Facility
September 30, 2021 (unaudited)	$535.3	$1,603.7	—	N/A
September 2026 Notes
September 30, 2021 (unaudited)	$350.0	$1,603.7	—	N/A

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

On March 31, 2021, we entered into an amendment to the Original Loan Agreement to increase the aggregate amount that could be borrowed pursuant to the Promissory Note from $50 million to $75 million. The Original Loan Agreement was amended and restated (as amended through the date hereof, the "Loan Agreement") on May 12, 2021. On August 26, 2021, we entered into an amendment to the Loan Agreement to increase the aggregate amount that could be borrowed pursuant to the Promissory Note from $75 million to $100 million. On September 13, 2021, we entered into a second amendment to the Loan Agreement to increase the aggregate amount that could be borrowed pursuant to the Promissory Note from $100 million to $250 million and extended the maturity date to February 28, 2023. We may re-borrow any amount repaid; however there is no funding commitment between Feeder FIC Debt and us.

The interest rate on amounts borrowed pursuant to Promissory Notes, prior to May 12, 2021, was based on either the rate of interest for a LIBOR-Based Advance or the rate of interest for a Prime-Based Advance as defined in the Loan and Security Agreement, dated as of February 20, 2020, as amended from time to time, by and among the Owl Rock Capital Advisors LLC, as borrower, East West Bank, as Administrative Agent, Issuing Lender, Swingline Lender and a Lender and Investec Bank PLC as a Lender.

The interest rate on amounts borrowed pursuant to the Promissory Notes after May 12, 2021 is based on the lesser of the rate of interest for an ABR Loan or a Eurodollar Loan under the Credit Agreement dated as of April 15, 2021, as amended or supplemented from time to time, by and among the Adviser, as borrower, the several lenders from time to time party thereto, MUFG Union Bank, N.A., as Collateral Agent and MUFG Bank, Ltd., as Administrative Agent.

The unpaid principal balance of the Revolving Promissory Note and accrued interest thereon is payable by us from time to time at the discretion of us but immediately due and payable upon 120 days written notice by Owl Rock Feeder FIC ORCIC Debt LLC, and in any event due and payable in full no later than February 28, 2023. We intend to use the borrowed funds to, among other things, make investments in portfolio companies consistent with its investment strategies.

Revolving Credit Facility

On April 14, 2021, we entered into a Senior Secured Revolving Credit Agreement (the “Revolver”). The parties to the Facility include us, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), Sumitomo Mitsui Banking Corporation as Administrative Agent, Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A. as Joint Lead Arrangers, Joint Book Runners and Syndication Agents, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as Documentation Agents.

On September 29, 2021, we entered into an amendment to the Revolver to among other things, (i) change the rate under the Revolver for borrowings denominated in Sterling from a LIBOR-based rate to daily simple SONIA (Sterling Overnight Index Average) subject to certain adjustments specified in the Revolver and (ii) change the rate under the Revolver for borrowings denominated in Swiss Francs from a LIBOR-based rate to SARON (Swiss Average Rate Overnight) subject to certain adjustments specified in the Revolver. The other material terms of the Revolver were unchanged

The Revolver is guaranteed by OR Lending IC LLC, our subsidiary, and will be guaranteed by certain domestic subsidiaries of ours that are formed or acquired by us in the future (collectively, the “Guarantors”). Proceeds of the Revolver may be used for general corporate purposes, including the funding of portfolio investments.

The maximum principal amount of the Revolver is $600,000,000, subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolver may be increased to $1,100,000,000 through the exercise by the Borrower of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolver is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions, and includes a $50,000,000 limit for swingline loans.

The availability period under the Revolver will terminate on April 14, 2025 (“Commitment Termination Date”) and the Revolver will mature on April 14, 2026 (“Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, we will be obligated to make mandatory prepayments under the Revolver out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

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

SPV Asset Facility I

On September 16, 2021 (the “SPV Asset Facility I Closing Date”), Core Income Funding I LLC ("Core Income Funding I”), a Delaware limited liability company and newly formed wholly-owned subsidiary of ours entered into a Credit Agreement (the “SPV Asset Facility I”), with Core Income Funding I, as borrower, the lenders from time to time parties thereto (the “Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company as Collateral Agent and Alter Domus (US) LLC as Document Custodian.

From time to time, we expect to sell and contribute certain investments to Core Income Funding I pursuant to a Sale and Contribution Agreement by and between us and Core Income Funding I. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by Core Income Funding I, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Core Income Funding I through its ownership of Core Income Funding I. The maximum principal amount of the Credit Facility is $300 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of Core

Income Funding I’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

The SPV Asset Facility I provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility I for a period of up to two years after the Closing Date unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility I (the “Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility I will mature on September 16, 2031 (the “Stated Maturity”). Prior to the Stated Maturity, proceeds received by Core Income Funding I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the Stated Maturity, Core Income Funding I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.

Amounts drawn bear interest at LIBOR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and LIBOR plus 0.25%) plus an applicable margin that ranges from 1.55% to 2.15% depending on a ratio of broadly syndicated loans to middle market loans in the collateral. From the Closing Date to the Commitment Termination Date, there is a commitment fee that steps up during the year after the Closing Date from 0.00% to 0.625% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility I . The SPV Asset Facility I contains customary covenants, including certain financial maintenance covenants, limitations on the activities of Core Income Funding I, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of Core Income Funding I and on any payments received by Core Income Funding I in respect of those assets. Assets pledged to the Lenders will not be available to pay our debts.

Unsecured Notes

September 2026 Notes

On September 21, 2021, we issued $350 million aggregate principal amount of 3.125% notes due 2026 (the “September 2026 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The September 2026 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

The September 2026 Notes were issued pursuant to an Indenture dated as of September 23, 2021 (the “Base Indenture”), between us and Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of September 23, 2021 (the “First Supplemental Indenture” and together with the Base Indenture, the “September 2026 Indenture”), between us and the Trustee. The September 2026 Notes will mature on September 23, 2026 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the September 2026 Indenture. The September 2026 Notes initially bear interest at a rate of 3.125% per year payable semi-annually on March 23 and September 23 of each year, commencing on March 23, 2022. Concurrent with the issuance of the September 2026 Notes, we entered into a Registration Rights Agreement for the benefit of the purchasers of the September 2026 Notes. Pursuant to the Registration Rights Agreement, we are obligated to file a registration statement with the SEC with respect to an offer to exchange the September 2026 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the September 2026 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use our commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the September 2026 Notes. If we fail to satisfy our registration obligations under the Registration Rights Agreement, we will be required to pay additional interest to the holders of the September 2026 Notes. The September 2026 Notes will be our direct, general unsecured obligations and will rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the September 2026 Notes. The September 2026 Notes will rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior. The September 2026 Notes will rank effectively subordinated, or junior, to any of the our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The September 2026 Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

The September 2026 Indenture contains certain covenants, including covenants requiring us to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the September 2026 Notes and the Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the September 2026 Indenture.

In addition, if a change of control repurchase event, as defined in the September 2026 Indenture, occurs prior to maturity, holders of the September 2026 Notes will have the right, at their option, to require us to repurchase for cash some or all of the September 2026 Notes at a repurchase price equal to 100% of the aggregate principal amount of the September 2026 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of September 30, 2021 and December 31, 2020, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2021	December 31, 2020
($ in thousands)
ACR Group Borrower, LLC	First lien senior secured revolving loan	$875	$—
Alera Group, Inc.	First lien senior secured delayed draw term loan	23,231	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	5,106	—
Apex Group Treasury, LLC	Second lien senior secured delayed draw term loan	6,618	—
Associations, Inc.	First lien senior secured delayed draw term loan A	1,459	—
Associations, Inc.	First lien senior secured delayed draw term loan B	3,575	—
Associations, Inc.	First lien senior secured revolving loan	4,829	—
Associations, Inc.	First lien senior secured delayed draw term loan C	3,575	—
AxiomSL Group, Inc.	First lien senior secured revolving loan	212	212
AxiomSL Group, Inc.	First lien senior secured revolving loan	2,379	—
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	2,145	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	31,034	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	4,655	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	47	107
Canadian Hospital Specialties Ltd.	First lien senior secured delayed draw term loan	937	—
Canadian Hospital Specialties Ltd.	First lien senior secured revolving loan	468	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	4,400	—
CivicPlus, LLC	First lien senior secured revolving loan	880	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	24,691	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	7,407	—
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	9,553	—
Dodge Data & Analytics LLC	First lien senior secured revolving loan	125	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	1,351	—

Portfolio Company	Investment	September 30, 2021	December 31, 2020
($ in thousands)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	676	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	791	—
Global Music Rights, LLC	First lien senior secured revolving loan	7,500	—
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	2,752	—
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	587	—
Granicus, Inc.	First lien senior secured delayed draw term loan	136	—
Granicus, Inc.	First lien senior secured revolving loan	161	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	96	96
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	20,239	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	3,613	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	62	99
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	80	65
Intelerad Medical Systems Inc. (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	917	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	5,093	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,571	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,765	—
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	7,993	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	88	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan E	17,072	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured revolving loan	6	—
Pluralsight, LLC	First lien senior secured revolving loan	392	—
Quva Pharma, Inc.	First lien senior secured revolving loan	455	—
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	84	393
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	95	103
Relativity ODA LLC	First lien senior secured revolving loan	435	—
Sovos Compliance, LLC	First lien senior secured delayed draw term loan	1,104	—

Portfolio Company	Investment	September 30, 2021	December 31, 2020
($ in thousands)
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	714	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	2,041	—
Troon Golf, L.L.C.	First lien senior secured revolving loan	7,207	—
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	10,317	—
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	5,159	—
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	1,675	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured delayed draw term loan	1,734	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	—
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	142	—
Total Unfunded Portfolio Company Commitments		$245,400	$1,075

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

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of us in the amount of $2.7 million for the period from April 22, 2020 (Inception) to September 30, 2021, of which $2.7 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $2.3 million for the period from April 22, 2020 (Inception) to December 31, 2020, of which $0.2 million has been charged to the Company pursuant to the Investment Advisory Agreement.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2021, management was not aware of any pending or threatened litigation against us.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities as of September 30, 2021, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Promissory Note	$-	$-	$—	$—	$—
Revolving Credit Facility	535,251	—	—	535,251	—
SPV Asset Facility I	150,000	-	-	-	150,000
September 2026 Notes	350,000	—	—	350,000	—
Total Contractual Obligations	$1,035,251	$—	$—	$885,251	$150,000

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement;
•
the Administration Agreement;
•
the Expense Support Agreement;
•
the Dealer Manager Agreement; and
•
the License Agreement.

In addition to the aforementioned agreements, we rely on exemptive relief that has been granted to our Adviser and certain affiliates to co-invest with other funds managed by the Adviser or its Affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

Our Board has authorized us to enter into a series of Promissory Notes with an affiliate of our Adviser to borrow up to $250 million. See “ITEM 1. – Notes to Consolidated Financial Statements – Note. 6 Debt” for further details.

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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. PIK dividends represent accrued dividends that are added to the shares held of the equity investment on the respective interest payment dates rather than being paid in cash and generally becomes due at a certain trigger date. For the three and nine months ended September 30, 2021, PIK interest and dividends earned was $1.1 million and $1.3 million, representing approximately 7.0% and 6.8% of investment income, respectively. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

Distributions

We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. To obtain and maintain our tax treatment as a RIC, we must distribute (or be deemed to distribute) in each taxable year distributions for tax purposes equal to at least 90 percent of the sum of our:

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

Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We also have elected to be treated as a RIC under the Code beginning with our taxable year ended December 31, 2020 and intend to qualify for tax treatment as a RIC. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as distributions. Rather, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2020. The 2020 tax year remains subject to examination by U.S federal, state and local tax authorities.

Recent Developments

On October 5, 2021, Core Income Funding II LLC (“Core Income Funding II”), a Delaware limited liability company and our newly formed subsidiary entered into a loan and financing and servicing agreement (the “SPV Asset Facility II”), with Core Income Funding II, as borrower, us, as equityholder and service provider, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as collateral agent, and Alter Domus (US) LLC as collateral custodian.

From time to time, we expect to sell and contribute certain loan assets to Core Income Funding II pursuant to a Sale and Contribution Agreement by and between us and Core Income Funding II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by Core Income Funding II, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Core Income Funding II through our ownership of Core Income Funding II. The maximum principal amount of the SPV Asset Facility II is $500 million; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Core Income Funding II’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits and collateral quality tests.

The SPV Asset Facility II provides for the ability to borrow, reborrow, repay and prepay advances under the SPV Asset Facility II for a period of up to three years after the Closing Date unless such period is extended or accelerated under the terms of the SPV Asset Facility II (the “Revolving Period”). Unless otherwise extended, accelerated or terminated under the terms of the SPV Asset Facility II, the SPV Asset Facility II will mature on the date that is two years after the last day of the Revolving Period (the “Facility

Termination Date”). Prior to the Facility Termination Date, proceeds received by Core Income Funding II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding advances, and the excess may be returned to the Company, subject to certain conditions. On the Facility Termination Date, Core Income Funding II must pay in full all outstanding fees and expenses and all principal and interest on outstanding advances, and the excess may be returned to us.

Amounts drawn under the SPV Asset Facility II bear interest at LIBOR (or, in the case of certain Lenders that are commercial paper conduits, the lower of (a) their cost of funds and (b) LIBOR, such LIBOR not to be lower than zero) plus a spread equal to 2.00% per annum, which spread will increase (a) on and after the end of the Revolving Period by 0.15% per annum if no event of default has occurred and (b) by 2.00% per annum upon the occurrence of an event of default (such spread, the “Applicable Margin”). LIBOR may be replaced as a base rate under certain circumstances. During the Revolving Period, Core Income Funding II will pay an undrawn fee ranging from 0.00% to 0.25% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. During the Revolving Period, if the undrawn commitments are in excess of a certain portion (initially 12.5% and increasing in stages to 25%, 50% and 75%) of the total commitments under the SPV Asset Facility II, Core Income Funding II will also pay a make-whole fee equal to the Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess. Core Income Funding II will also pay Deutsche Bank AG, New York Branch, certain fees (and reimburse certain expenses) in connection with its role as facility agent. The SPV Asset Facility II contains customary covenants, including certain financial maintenance covenants, limitations on the activities of Core Income Funding II, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of Core Income Funding II and on any payments received by Core Income Funding II in respect of those assets. Assets pledged to the Lenders will not be available to pay our debts.

Borrowings of Core Income Funding II are considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

On October 27, 2021, Core Income Funding II LLC, entered into an amendment to the SPV Asset Facility II to among other things, increased the aggregate commitment of the Lenders under the SPV Asset Facility II from $500 million to $1 billion.

On November 2, 2021, our Board declared regular monthly distributions for January 2022 through March 2022. The regular monthly cash distributions, each in the gross amount of $0.05580000 per share, are payable on February 28, 2022, March 31, 2022, and April 29, 2022 to shareholders of records as of 9 PM EST on January 31, 2022, February 28, 2022, and March 31, 2022, respectively.

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

As of September 30, 2021, greater than 99.9% of our debt investments based on fair value were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.74%.

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month LIBOR and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$34.2	$20.6	$13.6
Up 200 basis points	$19.8	$13.7	$6.1
Up 100 basis points	$5.5	$6.9	$(1.4)
Up 50 basis points	$0.8	$2.5	$(1.7)
Down 25 basis points	$(0.1)	$(0.9)	$0.8
Down 50 basis points	$(0.1)	$(0.9)	$0.8

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

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2021 quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2021 and June 30, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto) and additional uncertainty regarding new variants of COVID-19, most notably the Delta variant, has to date created significant disruption in supply chains and economic activity, contributed to labor difficulties and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate which has in turn created significant business disruption issues for certain of our portfolio companies, and materially and adversely impacted the value and performance of certain of our portfolio companies.

In addition, disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our prospective portfolio companies’ operating results and the fair values of our debt and equity investments.

The COVID-19 pandemic is continuing as of the date hereof, and its extended duration may have further adverse impacts on our portfolio companies, including for the reasons described herein.

We may be subject to risks associated with our investments in the software industry.

Portfolio companies in the software industry are subject to a number of risks. The revenue, income (or losses) and valuations of software and other technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by our portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. Additionally, companies operating in the software industry are subject to vigorous competition, changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. Our portfolio companies in the software industry may compete with other companies that operate in the global, regional and local software industries, and those competitors may be engaged in a greater range of businesses, have a larger installed base of customers for their existing products and services or have greater financial, technical, sales or other resources than our portfolio companies do. Our portfolio companies may lose market share if their competitors introduce or acquire new products that compete with their software and related services or add new features to their products. Any of this could, in turn, materially adversely affect our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In order to satisfy the reinvestment portion of our dividends for the nine months ended September 30, 2021, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Date of Issuance	Record Date	Number of Shares	Purchase Price	Share Class
April 28, 2021	March 31, 2021	1,571	$9.26	Class D
April 28, 2021	March 31, 2021	1,317	$9.26	Class I
May 27, 2021	April 30, 2021	2,460	$9.26	Class S
May 27, 2021	April 30, 2021	3,859	$9.25	Class D
May 27, 2021	April 30, 2021	9,976	$9.26	Class I
June 24, 2021	May 31, 2021	5,083	$9.28	Class S
June 24, 2021	May 31, 2021	6,914	$9.27	Class D
June 24, 2021	May 31, 2021	14,539	$9.28	Class I
July 27, 2021	June 30, 2021	6,611	$9.30	Class S
July 27, 2021	June 30, 2021	10,573	$9.29	Class D
July 27, 2021	June 30, 2021	25,361	$9.30	Class I
August 23, 2021	July 31, 2021	15,540	$9.30	Class S
August 23, 2021	July 31, 2021	13,508	$9.29	Class D
August 23, 2021	July 31, 2021	36,447	$9.30	Class I
September 27, 2021	August 31, 2021	22,088	$9.30	Class S
September 27, 2021	August 31, 2021	15,242	$9.29	Class D
September 27, 2021	August 31, 2021	50,380	$9.30	Class I

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibits

4.1

Indenture, dated as of September 23, 2021, by and between Owl Rock Core Income Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K, filed September 24, 2021).

4.2

First Supplemental Indenture, dated as of September 23, 2021, relating to the 3.125% notes due 2026, by and between Owl Rock Core Income Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K, filed September 24, 2021).

4.3	Form of 3.125% notes due 2026 sold in reliance on Rule 144A of the Securities Act (incorporated by reference to Exhibit 4.3 to the Company’s current report on Form 8-K, filed September 24, 2021).
4.4

Form of 3.125% notes due 2026 sold in reliance on Rule 501(a)(1), (2), (3), (7) or (9) of the Securities Act (incorporated by reference to Exhibit 4.4 to the Company’s current report on Form 8-K, filed September 24, 2021).

4.5

Registration Rights Agreement, dated as of September 23, 2021, by and among Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.5 to the Company’s current report on Form 8-K, filed September 24, 2021).

10.1

Amendment No. 1, dated as of August 26, 2021, to the Amended and Restated Loan Agreement, dated as of May 12, 2021, by and between Owl Rock Core Income Corp. and Owl Rock Feeder FIC ORCIC Debt LLC (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed August 31, 2021).

10.2

Amendment No. 2, dated as of September 13, 2021, to the Amended and Restated Loan Agreement, dated as of May 12, 2021, by and between Owl Rock Core Income Corp. and Owl Rock Feeder FIC ORCIC Debt LLC (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed September 14, 2021).

10.3

Credit Agreement, dated as of September 16, 2021, among Core Income Funding I LLC, as Borrower, the Lenders referred to therein, Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as collateral Agent, Collateral Administrator, Custodian and Alter Domus (US) LLC as document custodian (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed September 20, 2021).

10.4

Sale and Contribution Agreement, dated as of September 16, 2021, between Owl Rock Core Income Corp., as Seller and Core Income Funding I LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed September 20, 2021).

10.5

First Amendment to the Senior Secured Revolving Credit Agreement, dated as of September 30, 2021, among Owl Rock Core Income Corp. as Borrower, the Lenders and Issuing Banks party thereto, and Sumitomo Mitsui Banking Corporation as Administrative Agent, Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A. as Syndication Agents, Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A. as Joint Lead Arrangers and Joint Book Runners, JP Morgan Chase Bank, N.A. and Bank of America as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed October 4, 2021).

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

Owl Rock Core Income Corp.

Date: November 12, 2021	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: November 12, 2021	By:	/s/ Bryan Cole
Bryan Cole
Chief Operating Officer and Chief Financial Officer