Form 10-K
period 2021-12-31
Owl Rock Core Income Corp.
filed 2022-03-10
CIK 1812554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO 

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  No 

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates as of June 30, 2021 has not been provided because there is no established market for the registrant`s shares of common stock.

As of March 9, 2022, the registrant had 92,386,562 shares of Class S common stock, 25,310,467 shares of Class D common stock, and 131,044,079 shares of Class I common stock, $0.01, par value per share, outstanding.

i

ii

iii

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
•
the impact of the “COVID-19” pandemic and related changes in base interest rates and significant market volatility on our business, our portfolio companies, our industry and the global economy including as a result of recent supply chain disruptions;
•
interest rate volatility, including the decommissioning of LIBOR, could adversely affect our results, particularly because we use leverage as part of our investment strategy;
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
•
our ability to maintain our tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);
•
the effect of legal, tax and regulatory changes, including the Coronavirus Aid, Relief and Economic Security Act signed into law in December 2020 and the American Rescue Plan Act of 2021, signed into law in March 2021 ; and
•
other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).

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

PART I

Item 1. Business.

Our Company

Owl Rock Core Income Corp. was formed on April 22, 2020 as a corporation under the laws of the State of Maryland. We are an externally managed, closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected to be treated, and intend to qualify annually, as a RIC under the Code for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements. As a BDC, at least 70% of our assets must be assets of the type listed in Section 55(a) of the 1940 Act, as described herein. We will not invest more than 30% of our total assets in companies whose principal place of business is outside the United States. See “— Regulation as a Business Development Company” and “— Certain U.S. Federal Income Tax Considerations.”

We are externally managed by Owl Rock Capital Advisors, LLC (the “Adviser”), which is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect subsidiary of Blue Owl Capital Inc. ("Blue Owl") (NYSE:OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. The Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Since our Adviser began its investment activities in April 2016 through December 31, 2021, our Adviser and its affiliates have originated $51.2 billion aggregate principal amount of investments, and $48.2 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities which includes common and preferred stock, securities convertible into common stock, and warrants. We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $10 million and $250 million annually, and/or annual revenue of $50 million to $2.5 billion at the time of investment. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. We generally invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Our target credit investments will typically have maturities between three and ten years and generally range in size between $10 million and $125 million, although the investment size will vary with the size of our capital base. As of December 31, 2021, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 89.2% of our total debt portfolio based on fair value, had weighted average annual revenue of $756 million and weighted average annual EBITDA of $167 million.

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

As of December 31, 2021, based on fair value, our portfolio consisted of 79.8% first lien debt investments (of which we consider 66.7% to be unitranche debt investments (including "last-out" portions of such loans)), 16.0% second-lien debt investments, 0.1% unsecured debt investments, 1.8% preferred equity investments, and 2.3% common equity investments. Approximately 98.7% of our debt investments based on fair value as of December 31, 2021 are floating rate in nature, the majority of which are subject to an interest rate floor. As of December 31, 2021, we had investments in 99 portfolio companies, with an average investment size of approximately $31.5 million based on fair value.

As of December 31, 2021, our portfolio was invested across 26 different industries. The largest industries in our portfolio as of December 31, 2021 were insurance and internet software and services, which represented, as a percentage of our portfolio, 12.4% and 12.3%, respectively, based on fair value.

We have received an exemptive order that permits us to offer multiple classes of shares of common stock and to impose asset-based servicing and distribution fees and early withdrawal fees. On November 12, 2020, we commenced our initial public offering pursuant to which we offered, on a continuous basis, $2,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. On February 14, 2022, we commenced our follow-on offering, on a continuous basis, of up to $7,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager”). The Dealer Manager is entitled to receive upfront selling commissions of up to 3.50% of the offering price of each Class S share sold in the offering and 1.50% of the offering price of each Class D share sold. Class I shares are not subject to upfront selling commissions. Any upfront selling commissions for the Class S shares and Class D shares sold in the offering will be deducted from the purchase price. Class S, Class D and Class I shares were offered at initial purchase prices per shares of $10.35, $10.15 and $10.00, respectively. Currently, the purchase price per share for each class of common stock varies, but will not be sold at a price below the Company’s net asset value per share of such class, as determined in accordance with our share pricing policy, plus applicable upfront selling commissions.

On September 30, 2020, the Adviser purchased 100 shares of our Class I common stock at $10.00 per share, which represents the initial public offering price. The Adviser will not tender these shares for repurchase as long as the Adviser remains the investment adviser. There is no current intention for the Adviser to discontinue its role. On October 15, 2020, we received a subscription agreement, totaling $25.0 million for the purchase of Class I common shares of our common stock from Owl Rock Feeder FIC ORCIC Equity LLC (“Feeder FIC Equity”), an entity affiliated with the Adviser. As of March 1, 2021, the Company had called all of the $25.0 million commitment from Feeder FIC Equity.

We commenced our continuous public offering on November 12, 2020. On November 12, 2020, we sold 700,000 shares pursuant to the subscription agreement from Feeder FIC Equity and met the minimum offering requirement for our continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $10.00 per share. Since meeting the minimum offering requirement and commencing our continuous public offering through December 31, 2021, the Company has issued 60,515,400 shares of Class S common stock, 18,426,554 shares of Class D common stock and 89,845,631 shares of Class I common stock for gross proceeds of $568.5 million, $171.5 million, and $836.8 million, respectively, including $1,000 of seed capital contributed by our Adviser in September 2020 and $25.0 million in gross proceeds raised in the private placement from Feeder FIC Equity. On February 14, 2022 we commenced our follow-on offering of up to $7,500,000,000 in any combination Class S, Class D and Class I common shares. As of March 9, 2022, we have issued 91,970,124 shares of our Class S common stock, 25,100,527 shares of our Class D common stock, and 130,406,318 of our Class I common stock for gross proceeds of $864.3 million, $233.9 million, and $1,215.6 million, respectively, including $1,000 of seed capital contributed by our Adviser in September 2020 and $25.0 million in gross proceeds raised from Feeder FIC Equity. The shares purchased by the Adviser and Feeder FIC Equity are subject to a lock-up pursuant to FINRA Rule 5110(e)(1) for a period of 180 days from the date of commencement of sales in the offering, and the Adviser, Feeder FIC Equity, and their permitted assignees may not engage in any transaction that would result in the effective economic disposition of the Class I shares. In addition, as of March 9, 2022, we have received $482.7 million in subscription payments which we accepted on March 1, 2022 and which are being held in an escrow account for our subscribers’ benefit pending our determination of the net asset value per share applicable to such purchase.

We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a monthly basis, as determined by our board of directors (“the Board” or “our Board”) in its sole discretion.

The Adviser is an indirect subsidiary of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. To achieve our investment objective, we will leverage Blue Owl's, and, in particular the Adviser’s investment team’s extensive network of relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. There are no assurances that we will achieve our investment objective.

From time to time, we may be exposed to significant market risk. Our investment portfolio may be concentrated. We are subject to certain investment restrictions with respect to leverage and type of investment. See “ITEM 1A. Risk Factors.”

We may borrow money from time to time if immediately after such borrowing, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 150%. This means that generally, we can borrow up to $2 for every $1 of investor equity. We currently have in place a revolving Promissory Note (the “Promissory Note”), a senior secured revolving credit facility (the “Revolving Credit Facility”), and two special purpose vehicle asset credit facilities (the “SPV Asset Facility I,” and the “SPV Asset Facility II,” respectively), and in the future may enter into additional credit facilities. In addition, we have issued unsecured notes maturing in 2026 (the “2026 Notes”) in a private placement and in the future may issue additional unsecured notes. The special purpose vehicle asset credit facilities are financing facilities pursuant to which we formed wholly owned subsidiaries, or SPVs, which enter into a credit agreement. We periodically sell and contribute investments to the SPVs and the SPVs use the proceeds from the credit agreement to finance the purchase of assets, including from us. In the future we may enter into additional credit facilities. We expect to use the proceeds from any such credit facility and other borrowings, along with proceeds from the rotation of our portfolio, and proceeds from our continuous public offering to finance our investment objectives. See “— Regulations as a Business Development Company” for discussion of BDC regulation and other regulatory considerations. See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of OperationS — Debt.”

The Adviser and Administrator – Owl Rock Capital Advisors LLC

Owl Rock Capital Advisors LLC serves as our investment adviser pursuant to an amended and restated investment advisory agreement (the “Investment Advisory Agreement”) between us and the Adviser. See “Investment Advisory Agreement” below. The Adviser also serves as our Administrator pursuant to an amended and restated administration agreement between us and the Adviser, (the “Administration Agreement”). See “Administration Agreement below.

The Adviser is a Delaware limited liability company that has registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect subsidiary of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. Owl Rock is led by its three co-founders, Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer. The Adviser’s investment team (the “Investment Team”) is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Investment Committee. The investment committee (the “Investment Committee”) is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, and Jeff Walwyn. The Investment Team, under the Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures the Company’s investments and monitors the Company’s portfolio companies on an ongoing basis. The Adviser has limited operating history. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations and provides investment advisory and management services to us.

The Adviser is affiliated with Owl Rock Diversified Advisors LLC (“ORDA”), Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Technology Advisors II LLC ("ORTA II"), and Owl Rock Private Fund Advisors LLC (“ORPFA” and together with the Adviser, ORDA, ORTA, and ORTA II, the “Owl Rock Advisors”). The Owl Rock Advisers are indirect affiliates of Blue Owl and comprise "Owl Rock." As of December 31, 2021, the Owl Rock Advisers managed $39.2 billion in AUM. The Owl Rock Advisers focus on direct lending to middle market companies primarily in the United States under the following four investment strategies:

Strategy	Funds	Asset Under Management

Diversified Lending. The Owl Rock Advisers primarily originate and make loans to, and make debt and equity investments in, U.S. middle market companies The Owl Rock Advisers invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The investment objective of the funds with this investment strategy is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.

The diversified lending strategy is currently managed through four BDCs and a separately managed account: Owl Rock Capital Corporation (“ORCC”), Owl Rock Capital Corporation II (“ORCC II”), Owl Rock Capital Corporation III (“ORCC III”) and the Company and private funds (the "Diversified Lending Funds").

As of December 31, 2021, the Owl Rock Advisers have $25.8 billion of assets under management across these products.

Technology Lending. The Owl Rock Advisers are focused primarily on originating and making debt and equity investments in technology-related companies based primarily in the United States. The Owl Rock Advisers originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The investment objective of the funds with this investment strategy is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments.

The technology lending strategy is managed through three BDCS: Owl Rock Technology Finance Corp. (“ORTF”), Owl Rock Technology Finance Corp. II ("ORTF II"), Owl Rock Technology Income Corp. ("ORTIC"), and together with the ORCC, ORCC II, ORCC III, and the Company, the “Owl Rock BDCs”).

As of December 31, 2021, the Owl Rock Advisers have $7.9 billion of assets under management across these products.

First Lien Lending. The Owl Rock Advisers seek to realize significant current income with an emphasis on preservation of capital primarily through originating primary transactions in and, to a lesser extent, secondary transactions of first lien senior secured loans in or related to middle market businesses based primarily in the United States.

	The first lien lending strategy is managed through a private fund and separately managed accounts (the “First Lien Funds”).	As of December 31, 2021, the Owl Rock Advisers have $3.5 billion of assets under management across these products.

Opportunistic Lending. The Owl Rock Advisers intend to make opportunistic investments in U.S. middle-market companies by providing a variety of approaches to financing, including but not limited to originating and/or investing in secured debt, unsecured debt, mezzanine debt, other subordinated debt, interests senior to common equity, as well as equity securities (or rights to acquire equity securities) which may or may not be acquired in connection with a debt financing transaction, and doing any and all things necessary, convenient or incidental thereto as necessary or desirable to promote and carry out such purpose. The funds with this investment strategy seek to generate attractive risk-adjusted returns by taking advantage of credit opportunities in U.S. middle-market companies with liquidity needs and market leaders seeking to improve their balance sheets.

The opportunistic lending strategy is managed through private funds and separately managed accounts (the “Opportunistic Lending Funds” and together with the First Lien Funds, and the Diversified Lending Funds the “Owl Rock Private Funds”).

As of December 31, 2021, the Owl Rock Advisers have $2.0 billion of assets under management across these products.

We refer to the Owl Rock BDCs and the Owl Rock Private Funds, as the “Owl Rock Clients.” Blue Owl consists of three divisions: Owl Rock, which focuses on direct lending, Dyal, which focuses no providing capital to institutional alternative asset managers and Oak Street, which focuses on real estate strategies. In addition, Blue Owl has entered into a definitive purchase agreement to acquire Wellfleet Credit Partners ("Wellfleet") from affiliates of Littlejohn & Co., LLC. Wellfleet manages 16 collateralized loan obligation portfolios of broadly syndicated leveraged loans (the "Wellfleet CLOs"). Upon closing of the transaction with Wellfleet, which is subject to closing conditions, Wellfleet will become part of the Owl Rock division of Blue Owl. The Wellfleet CLOs invest across credit strategies.

The Owl Rock Clients may provide management or investment advisory services to entities that have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, the Owl Rock Advisers have put in place an investment allocation policy that addresses the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act.

In addition, we intend to rely on exemptive relief that has been granted by the SEC to the Adviser and its affiliates to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.

In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain other private funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such private funds had not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein.

The Adviser's or its affiliates' investment allocation policy incorporates the conditions of the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock Clients and/or other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to ours. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interest.”

The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees from portfolio companies. See “ITEM 1A. RISK FACTORS —Risks Related to our Adviser and its Affiliates — The Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we invest.”

The Adviser's address is 399 Park Avenue, 38th floor, New York, NY 10022.

Market Trends

We believe the middle-market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns based on a combination of the following factors:

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

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.7 trillion as of January 2022, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 4th quarter 2021 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

Attractive Investment Dynamics. An imbalance between the supply of, and demand for, middle market debt capital creates attractive pricing dynamics. We believe the directly negotiated nature of middle market financings also generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender-protective change of control provisions. Additionally, we believe BDC managers’ expertise in credit selection and ability to manage through credit cycles has generally resulted in BDCs experiencing lower loss rates than U.S. commercial banks through credit cycles. Further, we believe that historical middle market default rates have been lower, and recovery rates have been higher, as compared to the larger market capitalization, broadly distributed market, leading to lower cumulative losses. Lastly, we believe that in the current environment lenders with available capital may be able to take advantage of attractive investment opportunities as the economy reopens and may be able to achieve improved economic spreads and documentation terms.

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

Experienced Team with Expertise Across all Levels of the Corporate Capital Structure. The members of the Investment Committee have an average of 25 years of experience in private lending and investing at all levels of a company’s capital structure, particularly in high yield securities, leveraged loans, high yield credit derivatives and distressed securities, as well as experience in operations, the investment team is fullycorporate finance and mergers and acquisitions. The members of the Investment Committee have diverse backgrounds with investing experience through multiple business and credit cycles. Moreover, certain members of the Investment Committee and other executives and employees of the Adviser and its affiliates have operating and/or investing experience on behalf of business development companies. We believe this experience provides the Adviser with an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle market companies and will afford it numerous tools to manage risk while preserving the opportunity for attractive risk-adjusted returns on our investments and offering a diverse product set to help meet borrowers' needs

Distinctive Origination Platform. To date, a substantial majority of our investments have been sourced directly. We believe that our origination platform provides us the ability to originate investments without the assistance of investment banks or other traditional Wall Street intermediaries.

The Investment Team includes 85 investment professionals and is responsible for originating, underwriting, executing and managing the assets of our direct lending transactions and for sourcing and executing opportunities directly. The Investment Team is fully dedicated to direct lending and has significant experience as transaction originators and building and maintaining strong relationships with private equity sponsors and companies. In addition, we believe that as a result of the formation of Blue Owl and the combination of Owl Rock’s and Dyal Capital Partner’s relationships with the alternative asset management community, the investment team has enhanced sourcing capabilities because of their ability to utilize Blue Owl’s resources and its relationships with the financial sponsor community and service providers, which we believe may result in an increased pipeline of deal opportunities.

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

Since its inception in April 2016 through December 31, 2021, the Adviser and its affiliates have reviewed over 6,000 opportunities and sourced potential investment opportunities from nearly 600 private equity sponsors and venture capital firms. We believe that the Adviser receives “early looks” and “last looks” based on its and Blue Owl's relationships, allowing it to be highly selective in the transactions it pursues.

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

Investments in Different Portfolio Companies and Industries. We seek to invest broadly among portfolio companies and industries, thereby potentially reducing the risk of any one company or industry having a disproportionate impact on the value of our portfolio; however, there can be no assurances in this regard. We seek to invest in what we consider to be recession-resistant industries with which we are familiar with. We seek to invest not more than 20% of our portfolio in any single industry classification and target portfolio companies that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio). We seek to structure larger transactions and to invest in recession-resistant industries that we are familiar with.

Investment Process Overview

Origination and Sourcing. The Investment Team has an extensive network from which to source deal flow and referrals. Specifically, the Adviser sources portfolio investments from a variety of different investment sources, including among others, private equity sponsors, management teams, financial intermediaries and advisers, investment bankers, family offices, accounting firms and law firms. The Adviser focuses on sponsor-led leveraged buyouts, refinancings, recapitalizations and acquisitions and sponsors who value the ability to provide sizeable commitments; flexible and creative solutions; and certainty, speed and transparency. To a lesser extent, the Adviser may invest in broadly syndicated loans. The Adviser believes that its experience across different industries and transaction types makes the Adviser particularly qualified to source, analyze and execute investment opportunities with a focus on downside protection and a return of principal.

Due Diligence Process. The process through which an investment decision is made involves extensive research into the company, its industry, its growth prospects and its ability to withstand adverse conditions. If one or more members of the Investment Team responsible for the transaction determines that an investment opportunity should be pursued, the Adviser will engage in an intensive due diligence process focused on fundamental credit analysis and downside protection. Though each transaction may involve a somewhat different approach, the Adviser’s diligence of each opportunity could include:

•
understanding the purpose of the loan, the key personnel, the sources and uses of the proceeds;
•
meeting the company’s management and key personnel, including top level executives, to get an insider’s view of the business, and to probe for potential weaknesses in business prospects;
•
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
•
assessing business valuation and corresponding recovery analysis;
•
developing downside financial projections and liquidation analysis;
•
reviewing environmental, social and governance (“ESG”) considerations including consulting the Sustainability Accounting Standards Board’s Engagement Guide for ESG considerations; and
•
investigating legal and regulatory risks and financial and accounting systems and practices.

Selective Investment Process. After an investment has been identified and preliminary diligence has been completed, an investment committee memorandum is prepared. This report is reviewed by the members of the Investment Team in charge of the potential investment and generally includes information on downside protection, asset coverage and collateral. If these members of the Investment Team are in favor of the potential investment, then a more extensive due diligence process, which may include significant analysis and focus on strategy and potential to recover par in default scenarios, is employed. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third-party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis.

Structuring and Execution. Approval of an investment requires the approval of a majority of the Investment Committee. Once the Investment Committee has determined that a prospective portfolio company is suitable for investment, the Adviser works with the management team of that company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure and terms of the investment. With respect to an investment in broadly syndicated loans, a majority of the Investment Committee may approve parameters or guidelines pursuant to which the investment may be made.

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

An investment will be placed on the Adviser's credit watch list when select events occur and will only be removed from the watch list with the oversight of the Investment Committee and/or Owl Rock agent. Once an investment is on the credit watch list, the Adviser works with the borrower prior to payment default to resolve financial stress through amendments, waivers or other alternatives. If a borrower defaults on its payment obligations, the Adviser's focus shifts to capital recovery.

Structure of Investments

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans, with a lesser allocation to equity or equity-linked opportunities. In addition, we may invest a portion of our portfolio in opportunistic investments, which will not be our primary focus, but will be intended to enhance returns to our Shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.

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

Debt Investments. The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser negotiates the structure of each investment to protect our rights and manage our risk. We intend to invest in the following types of debt:

•

First-lien debt. First-lien debt is typically senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand-alone first-lien loans, “unitranche” loans (including “last out” portions of such loans), and secured corporate bonds with similar features to these categories of first lien loans. As of December 31, 2021, 66.7% of our first lien debt was comprised of unitranche loans.

•

Stand-alone first lien loans. Stand-alone first-lien loans are traditional first-lien loans. All lenders in the facility have equal rights to the collateral that is subject to the first-priority security interest.

•

Unitranche loans. Unitranche loans (including the “last out” portions of such loans) combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position. In many cases, we may provide the issuer most, if not all, of the capital structure above their equity. The primary advantages to the issuer are the ability to negotiate the entire debt financing with one lender and the elimination of intercreditor issues. “Last out” first-lien loans have a secondary priority behind super-senior “first out” first-lien loans in the collateral securing the loans in certain circumstances. The arrangements for a “last out” first-lien loan are typically set forth in an “agreement among lenders,” which provides lenders with “first out” and “last out” payment streams based on a single lien on the collateral. Since the “first out” lenders generally have priority over the “last out” lenders for receiving payment under certain specified events of default, or upon the occurrence of other triggering events under intercreditor agreements or agreements among lenders, the “last out” lenders bear a greater risk and, in exchange, receive a higher effective interest rate, through arrangements among the lenders, than the “first out” lenders or lenders in stand-alone first-lien loans. Agreements among lenders also typically provide greater voting rights to the “last out” lenders than the intercreditor agreements to which second-lien lenders often are subject. Among the types of first-lien debt in which we may invest, “last out” first-lien loans generally have higher effective interest rates than other types of first-lien loans, since “last out” first-lien loans rank below standalone first-lien loans.

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

•

Broadly Syndicated Loans. Broadly syndicated loans (whose features are similar to those described under “First-lien debt” and “Second-lien debt” above) are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than the middle-market characteristics described above. The proceeds of broadly syndicated loans are often used for leveraged buyout transactions, mergers and acquisitions, recapitalizations, refinancings, and financing capital expenditures. Broadly syndicated loans are typically distributed by the arranging bank to a diverse group of investors primarily consisting of: CLOs; senior secured loan and high yield bond mutual funds; closed-end funds, hedge funds, banks, and insurance companies; and finance companies. A borrower must comply with various covenants contained in a loan agreement or note purchase agreement between the borrower and the holders of the broadly syndicated loan. The broadly syndicated loans in which we invest may include loans that are considered “covenant-lite” loans, because of their lack of a full set of financial maintenance covenants.

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

Equity Investments. Our investment in a portfolio company could be or may include an equity interest, such as common stock or preferred stock, or equity linked interest, such as a warrant or profit participation right. We may make direct and indirect equity investments with or without a concurrent investment in a more senior part of the capital structure of the issuer. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.

Investment Portfolio

As of December 31, 2021 and 2020, we had investments with an aggregate fair value of $3,120.4 million and $14.4 million in 99 and 11 portfolio companies, respectively. Investments consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain/ (Loss)	Amortized Cost	Fair Value	Unrealized Gain/ (Loss)
First-lien senior secured debt investments	$2,490,219	$2,491,334	$1,115	$9,404	$9,404	$-
Second-lien senior secured debt investments	496,559	498,247	1,688	4,233	4,232	(1)
Unsecured debt investments	2,164	2,116	(48)	22	22	-
Preferred equity investments(1)	56,696	56,970	274	296	295	(1)
Common equity investments(1)	71,259	71,705	446	423	423	-
Total Investments	$3,116,897	$3,120,372	$3,475	$14,378	$14,376	$(2)

________________

(1) As of December 31, 2020, Preferred and Common equity investments were presented in aggregate as Equity investments.

As of December 31, 2021 and 2020, we had outstanding commitments to fund unfunded investments totaling $422.8 million and $1.1 million, respectively.

The table below describes investments by industry composition based on fair value as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Advertising and media	2.8%	-%
Aerospace and defense	0.5	-
Automotive	1.7	-
Buildings and real estate	4.0	-
Business services	7.7	6.0
Chemicals	3.4	6.8
Consumer products	3.6	6.8
Containers and packaging	4.8	-
Distribution	1.7	9.1
Education	0.2	-
Financial services	4.3	12.2
Food and beverage	1.5	-
Healthcare equipment and services	4.1	18.7
Healthcare providers and services	8.6	10.5
Healthcare technology	7.0	-
Household products	0.3	-
Human resource support services	4.0	-
Infrastructure and environmental services	0.9	-
Insurance	12.4	-
Internet software and services	12.3	16.4
Leisure and entertainment	3.0	-
Manufacturing	2.4	6.8
Professional services	3.6	-
Specialty retail	4.8	-
Telecommunications	0.1	6.7
Transportation	0.3	-
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
United States:
Midwest	22.8%	19.7%
Northeast	17.1	37.7
South	28.0	26.7
West	26.8	15.9
International	5.3	-
Total	100.0%	100.0%

Capital Resources and Borrowings

We anticipate generating cash in the future from the issuance of common stock and debt securities and cash flows from operations, including interest and dividends received on our debt and equity investments, respectively.

We may borrow money from time to time if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such borrowing. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our current target leverage ratio is 0.90x-1.25x. As of December 31, 2021 and 2020, our asset coverage was 200% and 223%, respectively. See “Regulation as a Business Development Company – Senior Securities” below.

Furthermore, while any indebtedness and senior securities remain outstanding, we must take provisions to prohibit any distribution to our shareholders (which may cause us to fail to distribute amounts necessary to avoid entity-level taxation under the Code), or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In addition, we must also comply with positive and negative covenants customary for these types of indebtedness or senior securities.

Our debt obligations consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Promissory Note	$250,000	$-	$250,000	$-
Revolving Credit Facility	750,000	451,170	298,830	445,188
SPV Asset Facility I	550,000	301,282	33,740	298,015
SPV Asset Facility II	1,000,000	446,000	83,678	438,637
September 2026 Notes	350,000	350,000	-	343,971
Total Debt	$2,900,000	$1,548,452	$666,248	$1,525,811

________________

(1) The amount available reflects any limitations related to each credit facility’s borrowing base.

(2) The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, and September 2026 Notes is presented net of unamortized debt issuance costs of $6.0 million, $3.3 million, $7.4 million, and $6.0 million, respectively.

	December 31, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Promissory Note	$50,000	$10,000	$40,000	$10,000
Total Debt	$50,000	$10,000	$40,000	$10,000

See “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Financial Condition, Liquidity and Capital Resources — Debt”.

Dividend Policy

Subject to our board of directors' discretion and applicable legal restrictions, we intend to continue to authorize and declare cash distributions to our shareholders on a monthly basis and pay such distributions on a monthly basis. Because we have elected to be treated and intend to maintain our tax treatment as a RIC, we intend to distribute (or be treated as distributing) in each taxable year dividends of an amount equal to at least 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gains reduced by deductible expenses) and 90% of our net tax-exempt income for that taxable year. As a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our investment company taxable income and net capital gains that we distribute to shareholders as dividends. We may be subject to a nondeductible 4% U.S. federal excise tax, if we do not distribute (or are treated as distributing) in each calendar year an amount at least equal to the sum of:

•	98% of our net ordinary income, excluding certain ordinary gains and losses, recognized during a calendar year;

•	98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and

•	100% of any income or gains recognized, but not distributed, in preceding years.

We can be expected to incur in the future such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may not choose to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A. RISK FACTORS – Federal Income Tax Risks – We will be subject to corporate-level U.S. federal income tax if we are unable to qualify and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.”

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

The following table presents cash distributions per share that were declared during the year ended December 31, 2021:

	Class S common stock distributions		Class D common stock distributions		Class I common stock distributions
($ in thousands)	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount
2021
March 31, 2021	$—	$—	$0.05	$16	$0.05	$194
April 30, 2021	0.05	33	0.05	54	0.05	418
May 31, 2021	0.05	91	0.05	101	0.05	558
June 30, 2021	0.05	129	0.05	168	0.05	839
July 31, 2021	0.05	294	0.05	222	0.05	1,116
August 31, 2021	0.05	432	0.05	270	0.05	1,648
September 30, 2021	0.05	789	0.05	354	0.05	2,209
October 31, 2021	0.05	1,379	0.05	707	0.05	3,125
November 30, 2021	0.05	2,060	0.05	867	0.05	3,997
December 31, 2021	0.06	2,979	0.06	999	0.06	5,027
Total	$0.46	$8,186	$0.51	$3,758	$0.51	$19,131

________________

(1) Distributions per share are gross of shareholder servicing fees.

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

On February 14, 2022, we commenced our follow-on offering of up to $7,500,000,000 in any combination of Class S, Class D and Class I common shares.

Since commencing our continuous public offering on November 12, 2020 and through December 31, 2021, we have issued 60,515,400 shares of our Class S common stock, 18,426,554 shares of our Class D common stock, and 89,845,631 shares of our Class I common stock for gross proceeds of approximately $568.5 million, $171.5 million, and $836.8 million, respectively. As of March 9, 2022, we have issued 91,970,124 shares of Class S common stock, 25,100,527 shares of Class D common stock, and 130,406,318 shares of Class I common stock for gross proceeds of $864.3 million, $233.9 million, and $1,215.6 million, respectively, including seed capital contributed by our Adviser in September 2020 and $25.0 million in gross proceeds raised in a private placement from Feeder FIC Equity, an entity affiliated with the Adviser. The shares purchased by the Adviser and Feeder FIC Equity are subject to a lock-up pursuant to FINRA Rule 5110(e)(1) for a period of 180 days from the date of commencement of sales in the offering, and the Adviser, Feeder FIC Equity, and their permitted assignees may not engage in any transaction that would result in the effective economic disposition of the Class I shares.

Distribution Reinvestment Plan

We have adopted an opt-out distribution reinvestment plan pursuant to which shareholders (except for residents of Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Maryland, Nebraska, New Jersey, North Carolina, Oklahoma, Oregon, Vermont and Washington and clients of participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of the Company’s same class of common stock to which the distribution relates unless they elect to receive their distributions in cash. We expect to use newly issued shares to implement the distribution reinvestment plan.

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

We commenced a share repurchase program pursuant to which we intend to conduct quarterly repurchase offers to allow our shareholders to tender their shares at a price equal to the net offering price per share for the applicable class of shares on each date of repurchase.

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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
August 25, 2021	D	September 30, 2021	$55	$9.31	5,933
August 25, 2021	I	September 30, 2021	$291	$9.32	31,255
November 26, 2021	S	December 30, 2021	$150	$9.33	16,129
November 26, 2021	D	December 30, 2021	$51	$9.34	5,394
November 26, 2021	I	December 30, 2021	$1,213	$9.34	129,828

Competition

Our primary competitors in providing financing to middle market companies include public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company, or to the distribution and other requirements we must satisfy to maintain our RIC tax treatment. See “Item 1A. Risk Factors — Risks Related to Our Business — We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.”

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
•
making investment decisions for us, including negotiating the terms of investments in, and dispositions of, portfolio securities and other instruments on our behalf;
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

Term

The Investment Advisory Agreement was approved by the board on February 23, 2021, as described further below under “Business- Board Approval of the Investment Advisory Agreement.” Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, by a majority of independent directors. As described below, the Investment Advisory Agreement became effective on May 18, 2021.

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

Board Approval of the Investment Advisory Agreement

On February 23, 2021, the Board held a meeting to consider and approve the Investment Advisory Agreement subject to the consummation of the transaction pursuant to which Owl Rock Capital Group, the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners LP), and Dyal Capital Partners merged to form Blue Owl (the "Transaction"). The Transaction resulted in a change of control of the Adviser and was deemed an assignment of the prior investment advisory agreement between the Company and the and the Adviser. The Investment Advisory Agreement became effective on May 18, 2021, upon consummation of the Transaction, and the terms of the Investment Advisory Agreement are identical to the prior investment advisory agreement. The Company's shareholders also approved the Investment Advisory Agreement. The Board of Directors was provided with information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs, which could include employees of the Adviser or its affiliates; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.

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

Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, administrative services for us, which includes, but is not limited to, providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, managing the payment of expenses and the performance of administrative and professional services rendered by others, which could include employees of the Adviser or its affiliates. We will reimburse the Adviser for services performed for us pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Adviser for any services performed for us by such affiliate or third party. To the extent that the Adviser outsources any of its functions we will pay the fees associated with such functions on a direct basis without profit to the Adviser.

Unless earlier terminated as described below, the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors.

We may terminate the Administration Agreement, without payment of any penalty, upon 60 days' written notice. The Administration Agreement became effective on May 18, 2021, upon consummation of the Transaction and the terms of the Administration Agreement are identical to the prior administration agreement. See "Business --The Adviser and Administrator - Owl Rock Capital Advisors LLC."

The Administration Agreement provides that the Adviser and its affiliates' respective officers, directors, members, managers, stockholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Administration Agreement, except where attributable to willful misfeasance, bad faith or gross negligence.

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

Dealer Manager Agreement

On December 1, 2020, we entered into a Dealer Manager Agreement (the “Original Dealer Manager Agreement”) with Blue Owl Capital Securities LLC (“Blue Owl Securities”), an affiliate of the Adviser, and participating broker-dealer agreements with certain broker-dealers. On February 23, 2021, after considering the Transaction and subsequent change in control, the Board determined that the Original Dealer Manager agreement should continue on substantially identical terms following the consummation of the Transaction, and the Company, the Adviser, and the Dealer Manager, entered into Amendment No. 1 to the Dealer Manager Agreement for such purpose (the Original Dealer Manager Agreement as amended by Amendment No. 1 thereto, the "Dealer Manager Agreement"). Under the terms of the Dealer Manager Agreement and the participating broker-dealer agreements, Blue Owl Securities serves as the dealer manager, and certain participating broker-dealers solicit capital, for our public offering of shares of Class S, Class D and Class I common stock. The Dealer Manager is entitled to receive an Upfront Sales Load of up to 3.50% of the offering price of each Class S share sold in the offering. The Dealer Manager may be entitled to receive an Upfront Sales Load of up to 1.50% of the offering price of each Class D share sold in this offering. The Dealer Manager anticipates that all or a portion of the Upfront Sales

Load will be retained by, or reallowed (paid) to, participating broker-dealers. The Dealer Manager will not receive an Upfront Sales Load with respect to purchases of Class I shares or shares of any class of shares issued pursuant to our distribution reinvestment plan.

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

The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following three month periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Operating Expense Ratio(2)
($ in thousands)
March 31, 2021	$822	$822	$—	6.7%	March 31, 2024	9.47%
June 30, 2021	1,756	1,756	—	6.6%	June 30, 2024	2.43%
Total	$2,578	$2,578	$—

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

Affiliated Transactions

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on exemptive relief, that has been granted by the SEC to the Adviser and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates, including the other Owl Rock BDCs, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain private funds managed by our Adviser or its affiliates and covered by our exemptive relief, even if such private funds have not previously invested in such existing portfolio company. Without this order, the private funds would generally not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Blue Owl (including the Owl Rock Clients). As a result of the exemptive relief, there could be significant overlap in our investment portfolio and investment portfolios of other Owl Rock Clients, and/or other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and have an investment objective similar to ours.

License Agreement

We have entered into a license agreement (the “License Agreement”) pursuant to which an affiliate of Blue Owl has granted the Company a non-exclusive license to use the name “Owl Rock.” Under the License Agreement, we have a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Owl Rock” name or logo.

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

As a BDC, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200%. However, legislation enacted in March 2018 has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. On September 30, 2020, the Adviser, our sole shareholder, has approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective October 1, 2020, our asset coverage ratio applicable to senior securities was reduced from 200% to 150%. This means that generally, we can borrow up to $2 for every $1 of investor equity.

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

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act and the rules and regulations thereunder. Prior to January 19, 2021, except for registered money market funds, we were prohibited from acquiring more than 3% of the voting stock of any registered investment company, investing more than 5% of the value of our total assets in the securities of one investment company, or investing more than 10% of the value of our total assets in the securities of more than one investment company, without obtaining exemptive relief from the SEC. However, the SEC adopted new rules, which became effective on January 19, 2021, that allow us to acquire the securities of other investment companies in excess of the 3%, 5%, and 10% limitations without obtaining exemptive relief if we comply with certain conditions. If we invest in securities issued by investment companies, if any, it should be noted that such investments might subject our shareholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies.

None of our investment policies are fundamental, and thus may be changed without shareholder approval.

Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:

(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

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

(ii) has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

(iii) is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or

(iv) is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

(2) Securities of any eligible portfolio company controlled by the Company.

(3) Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4) Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the eligible portfolio company.

(5) Securities received in exchange for or distributed on or with respect to securities described (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6) Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

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

The regulations defining qualifying assets may change over time. The Company may adjust its investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions.

Managerial Assistance to Portfolio Companies. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance, although this may not be the sole method by which the BDC satisfies the requirement to make available managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

Temporary Investments. Pending investment in other types of qualifying assets, as described above, our investments can consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of our assets would be qualifying assets. We may invest in highly rated commercial paper, U.S. government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Consequently, repurchase agreements are functionally similar to loans. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, the 1940 Act and certain diversification tests in order to qualify as a RIC for federal income tax purposes typically require us to limit the amount we invest with any one counterparty. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Adviser will monitor the creditworthiness of the counterparties with which we may enter into repurchase agreement transactions.

Warrants. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) shareholders authorize the proposal to issue such warrants, and the Board approves such issuance on the basis that the issuance is in our best interests and the shareholders best interests and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.

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

Codes of Ethics. We and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics is available, free of charge on the EDGAR Database on the SEC's website at http://www.sec.gov.

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on exemptive relief that has been granted by the SEC to the Adviser and its affiliates to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. The Adviser's or its affiliates' investment allocation policy incorporates the conditions of the exemptive relief and seeks to ensure equitable allocation of investment opportunities between the Owl Rock BDCs and/or other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other Owl Rock Clients, and/or other funds managed by the Owl Rock Advisers that could avail themselves of the exemptive relief and that have an investment objective similar to ours.

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

Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our common stock. This discussion does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, this discussion does not describe tax consequences that we have assumed to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including persons who hold our common stock as part of a straddle or a hedging, integrated or constructive sale transaction, persons subject to the alternative minimum tax, tax-exempt organizations, insurance companies, brokers or dealers in securities, pension plans and trusts, persons whose functional currency is not the U.S. dollar, U.S. expatriates, regulated investment companies, real estate investment trusts, personal holding companies, persons who acquire an interest in the Company in connection with the performance of services, and financial institutions. Such persons should consult with their own tax advisers as to the U.S. federal income tax consequences of an investment in our common stock, which may differ substantially from those described herein. This discussion assumes that shareholders hold our common stock as capital assets (within the meaning of the Code).

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

For purposes of this discussion, a “U.S. Shareholder” generally is a beneficial owner of our common stock that is for U.S. federal income tax purposes:

•	a citizen or individual resident of the United States;

•	a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) organized in or under the laws of the United States or of any political subdivision thereof;

•

a trust that is subject to the supervision of a court within the United States and the control of one or more U.S. persons or that has a valid election in effect under applicable U.S. Treasury Regulations to be treated as a U.S. person; or

•	an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

A “Non-U.S. Shareholder” is a beneficial owner of our common stock that is neither a U.S. Shareholder nor a partnership for U.S. tax purposes.

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

Taxation as a Regulated Investment Company

We have elected to be treated and intend to qualify each year as a RIC. As a RIC, we generally will not have to pay U.S. federal income taxes at corporate rates on any ordinary income or capital gains that we distribute to our shareholders as dividends. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our income we distribute (or are deemed to distribute) to our shareholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our net ordinary income for each calendar year, (ii) 98.2% of the amount by which our capital gains exceeds our capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). While we intend to distribute any income and capital gains in order to avoid imposition of this 4% U.S. federal excise tax, we may not be successful in avoiding entirely the imposition of this tax. In that case, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

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
•

at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•

no more than 25% of the value of our assets is invested in the (i) securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).

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

Although we do not presently expect to do so, we are authorized to borrow funds, to sell assets and to make taxable distributions of our stock and debt securities in order to satisfy the distribution requirements. Our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

Under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. If we are prohibited from making distributions, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) generate income that will not be qualifying income for purposes of the 90% Income Test described above. We will monitor our transactions and may make certain tax decisions in order to mitigate the potential adverse effect of these provisions.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed our investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may, for tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.

Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty can be as high as 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate or exemption from withholding tax on investment income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its stockholders.

If we purchase shares in a "passive foreign investment company," or PFIC, we may be subject to U.S. federal income tax on a portion of any "excess distribution" or gain from the disposition of such shares. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. This additional tax and interest may apply even if the we make a distribution in an amount equal to any “excess distribution” or gain from the disposition of such shares as a taxable dividend by us to our shareholders. If we invest in a PFIC and elect to treat the PFIC as a "qualified electing fund" under the Code, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to us. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any taxes and related interest charges.

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

If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation, or “CFC,” we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares of a corporation or 10% or more of the total value of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and we must distribute such income to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement.

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

If we fail to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate shareholders would generally be able to treat such dividends as "qualified dividend income," which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder's adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to tax at the regular corporate tax rate on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are described below. The guidelines will be reviewed periodically by the Adviser and our non-interested directors, and, accordingly, are subject to change.

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

The Adviser’s proxy voting decisions are made by senior officers who are responsible for monitoring each of our investments. To ensure that the Adviser’s vote is not the product of a conflict of interest, the Adviser requires that: (i) anyone involved in the decision making process disclose to the Adviser’s chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision-making process or vote administration are prohibited from revealing how the Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy Voting Records

You may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: Owl Rock Core Income Corp., Attention: Chief Compliance Officer, 399 Park Avenue, 38th Floor, New York, NY 10022.

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

We intend to make available free of charge on our website (www.owlrockbdcs.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K, and intend to make available our reports on Form 10-K. The SEC also maintains a website (www.sec.gov) that contains such information. The reference to our website is an inactive textual reference only and the information contained on our website is not a part of this Form 10-K.

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

We are subject to risks related to the economy.

•
The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.
•
Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.
•
Price declines in the corporate leveraged loan market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation and the incurrence of realized losses.
•
Economic recessions or downturns could impair our portfolio companies and harm our operating results.

We are subject to risks related to our business.

•
The lack of liquidity in our investments may adversely affect our business.
•
We borrow money , which magnifies the potential for gain or loss and may increase the risk of investing in us.

•
Defaults under our current borrowings or any future borrowing facility or notes may adversely affect our business, financial condition, results of operations and cash flows.
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
•
Because our business model depends to a significant extent upon the Blue Owl’s relationships with corporations, financial institutions and investment firms, the inability of Blue Owl to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
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
•
We are subject to risks associated with the discontinuation of LIBOR, which will affect our cost of capital and results of operations.

We are subject to risks related to our Adviser and its affiliates.

•
The Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking by us.
•
Our fee structure may create incentives for our Adviser to make speculative investments or use substantial leverage.
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
•
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
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
•
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
•
The amount of any distributions we may make on our common stock is uncertain. We may not be able to pay distributions to shareholders or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limits on the extent to which we may use borrowings, if any, and we may use sources other than cash flows from operations to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).

We are subject to risks related to U.S. federal income tax.

•
We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.
•
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

Risks Related to the Economy

The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.

As of the filing date of this Annual Report, there is a continued outbreak of the COVID-19 pandemic. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. Many states, including those in which we and our portfolio companies operate, have issued orders requiring the closure of, or certain restrictions on the operation of, non-essential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

While several countries, as well as certain states, counties and cities in the United States, began to relax the early public health restrictions with a view to partially or fully reopening their economies, many cities world-wide have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. This recent increase in cases led to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could continue to lead to the re-introduction of such restrictions and business shutdowns elsewhere. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the U.S. and other major markets.

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

The COVID-19 pandemic is continuing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our portfolio companies after December 31, 2021, including for the reasons described herein.

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

For example, in December 2019, COVID-19 emerged in China and proceeded to spread rapidly to other countries, including the United States. See “—The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.”

General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto) and additional uncertainty regarding new variants of COVID-19, most notably the Delta and Omicron variants, has to date created significant disruption in supply chains and economic activity, contributed to labor difficulties and is having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate which has in turn created significant business disruption issues for certain of our portfolio companies, and materially and adversely impacted the value and performance of certain of our portfolio companies.

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

The U.S. capital markets have experienced extreme volatility and disruption since the emergence of the COVID-19 pandemic, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including the duration or reoccurrence of any potential business or supply chain disruption, the duration and severity of the COVID-19 pandemic and the actions taken by governments and their citizens to contain the COVID-19 pandemic or treat its impact. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•
Current market conditions may make it difficult to raise equity capital because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than the NAV per share without first obtaining approval for such issuance from our stockholders and our independent directors. In addition, these market conditions may make it difficult to access or obtain new indebtedness with similar terms to our existing indebtedness.
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
•
Significant changes in the capital markets may adversely affect the pace of our investment activity and economic activity generally.
•
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

Price declines in the corporate leveraged loan market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation and the incurrence of realized losses.

Conditions in the U.S. corporate debt market may experience disruption or deterioration, such as the disruptions resulting from the COVID-19 pandemic or any future disruptions, which may cause pricing levels to decline or be volatile. As a result, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale or other disposition of our investments, which could have a material adverse effect on our business, financial condition and results of operations.

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The current worldwide financial markets situation, as well as various social and political tensions in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, the COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. In addition, the rising conflict between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so. See “—Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.”

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. The COVID-19 pandemic has disrupted economic markets, and the prolonged economic impact is uncertain. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

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

We may acquire a significant percentage of our investments from privately held companies in directly negotiated transactions. Substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than exchange-listed securities or other securities for which there is an active trading market. We typically would be unable to exit these investments unless and until the portfolio company has a liquidity event such as a sale, refinancing, or initial public offering.

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

We borrow money, which magnifies the potential for gain or loss and may increase the risk of investing in us.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. We currently borrow under our credit facilities and have issued or assumed other senior securities, and in the future we may borrow from, or issue additional senior securities to banks, insurance companies, funds, institutional investors and other lenders and investors. Holders of these senior securities have fixed-dollar claims on our assets that are superior to the claims of our shareholders. If the value of our assets decreases, leverage would cause our net asset value to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to service our debt or make common stock dividend payments. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management or incentive fees payable to our Adviser attributable to the increase in assets purchased using leverage. There can be no assurance that a leveraging strategy will be successful.

Our ability to service any borrowings that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, the management fee will be payable based on our average gross assets excluding cash and cash equivalents but including assets purchased with borrowed amounts, which may give our Adviser an incentive to use leverage to make additional investments. See “—Our fee structure may create incentives for our Adviser to make speculative investments or use substantial leverage.”

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

As a BDC, generally, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus any preferred stock, if any, must be at least 200%; however, the Small Business Credit Availability Act has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. The Adviser, as our sole initial shareholder, approved a proposal that allows us to reduce our asset coverage ratio to 150% and, in connection with their subscription agreements, our investors are required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some indebtedness when it may be disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to service our debt or make distributions.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. Leverage generally magnifies the return of shareholders when the portfolio return is positive and magnifies their losses when the portfolio return is negative. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder(1)	-22.74%	-12.73%	-2.73%	7.28%	17.29%

(1)
Assumes, as of December 31, 2021, (i) $3.2 billion in total assets, (ii) $1.5 billion in outstanding indebtedness, (iii) $1.6 billion in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 2.8%.

See “ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Financial Condition, Liquidity and Capital Resources” for more information regarding our borrowings.

Defaults under our current borrowings or any future borrowing facility or notes may adversely affect our business, financial condition, results of operations and cash flows.

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

Collectively, substantially all of our assets are currently pledged as collateral under our credit facilities. If we were to default on our obligations under the terms of our credit facilities or any future secured debt instrument the agent for the applicable creditors would be able to assume control of the disposition of any or all of our assets securing such debt, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Provisions in our current borrowings or any other future borrowings may limit discretion in operating our business.

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

Under the terms of the Revolving Credit Facility, we have agreed not to incur any additional secured indebtedness other than in certain limited circumstances in which the incurrence is permitted under the Revolving Credit Facility. In addition, if our borrowing base under the Revolving Credit Facility were to decrease, we would be required to secure additional assets or repay advances under the Revolving Credit Facility which could have a material adverse impact on our ability to fund future investments and to make distributions.

In addition, under the terms of our credit facilities, we are subject to limitations as to how borrowed funds may be used, as well as regulatory restrictions on leverage which may affect the amount of funding that we may obtain. There may also be certain requirements relating to portfolio performance, a violation of which could limit further advances and, in some cases, result in an event of default. This could reduce our liquidity and cash flow and impair our ability to grow our business.

If we are unable to obtain additional debt financing, or if our borrowing capacity is materially reduced, our business could be materially adversely affected.

We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. The Promissory Note matures on February 28, 2023. The availability period under the Revolving Credit Facility ends on April 14, 2025, and the Revolving Credit Facility will mature on April 14, 2026. The two special purpose asset facilities, SPV Asset Facility I and SPV Asset Facility II, mature on September 16, 2031 and October 5, 2026, respectively. The September 2026 Notes mature on September 23, 2026 and the 2027 Notes mature on February 8, 2027. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.

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

We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), including the Owl Rock Clients or other funds managed by the Adviser or its affiliates comprising Owl Rock, the private funds managed by Dyal and the funds and accounts managed by Oak Street (the “Blue Owl Clients”), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the U.S. Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with procedures established by our Board. There is not a public market or active secondary market for many of the types of investments in privately held companies that we hold and intend to make. Our investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors, if at all. As a result, we will value these investments quarterly at fair value as determined in good faith in accordance with valuation policy and procedures approved by our Board.

The determination of fair value, and thus the amount of unrealized appreciation or depreciation we may recognize in any reporting period, is to a degree subjective, and our Adviser has a conflict of interest in making recommendations of fair value. We will value our investments quarterly at fair value as determined in good faith by our Board based on, among other things, input of the Adviser, our Audit Committee and independent third-party valuation firm(s), engaged at the direction of our Board. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures established by our Board may differ materially from the values that would have been used if an active market and market quotations existed for such investments. Our net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

Our Board may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our shareholders.

Our Board has the authority to modify or waive current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our securities. However, the effects might be adverse, which could negatively impact our ability to pay distributions to shareholders and cause shareholders to lose all or part of their investment. Moreover, we will have significant flexibility in investing the net proceeds of our offering and may use the net proceeds from our offering in ways with which our investors may not agree.

Any unrealized depreciation we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith in accordance with procedures established by our Board. Decreases in the market values or fair values of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value. See “ITEM 7 — MANAGEMENT’S

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies — Investments at Fair Value.”

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

We are subject to risks associated with the discontinuation of LIBOR, which will affect our cost of capital and results of operations.

LIBOR is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

On March 5, 2021, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that the 1-week and 2-month U.S. dollar LIBOR settings will cease publication after December 31, 2021 and the overnight 1, 3, 6 and 12 months U.S. dollar LIBOR settings will cease publication after June 30, 2023. However, the FCA has indicated it will not compel panel banks to continue to contribute to LIBOR after the end of 2021 and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate no later than December 31, 2021.

To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee ("ARRC"), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. On July 29, 2021, the ARCC formally recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative replacement rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new base rate without the approval of 100% of the lenders, if LIBOR ceases to exist, we will still need to renegotiate the credit agreements extending beyond June 2023 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations. In addition, The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business. We are assessing the impact of a transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities , which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

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

Additionally, new regulatory initiatives related to ESG could adversely affect our business. For example, in May 2018, the European Commission adopted an “action plan on financing sustainable growth.” The action plan is, among other things, designed to define and reorient investment toward sustainability. The action plan contemplates: establishing EU labels for green financial products; increasing disclosure requirements in the financial services sector around ESG and strengthening the transparency of companies on their ESG policies and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, e.g., their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We and our portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in the future. In addition, the SEC has announced that it may require disclosure of certain ESG-related matters. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

Risks Related to Our Adviser and Its Affiliates

The Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking by us.

The Adviser and its affiliates will receive substantial fees from us in return for their services, which may include certain incentive fees based on the amount of appreciation of our investments. These fees could influence the advice provided to us. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, including through the use of leverage, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to the Dealer Manager and our Adviser. These compensation arrangements could affect our Adviser’s or its affiliates’ judgment with respect to public offerings of equity, incurrence of debt and investments made by us, which allow the Dealer Manager to earn an additional Upfront Sales Load and our Adviser to earn increased asset management fees.

The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to, among other things, the fact that neither our Adviser nor its affiliates is prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Blue Owl is not prohibited from raising money for and managing future investment entities that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by the Adviser or its affiliates for the same investors and investment opportunities. Furthermore, certain members of the investment committee or our affiliates are officers of Blue Owl and will devote a portion of their time to the operations of Blue Owl, including with respect to public company compliance, investor relations and other matters that did not apply to Owl Rock prior to the formation of Blue Owl.

The Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we may invest.

Our Adviser and its affiliates may provide a broad range of financial services to companies in which we may invest, including providing arrangement, syndication, origination, structuring and other services to our portfolio companies, and will generally be paid fees for such services, in compliance with applicable law, by the portfolio company. Any compensation received by our Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. In addition, we may invest in companies managed by entities in which funds managed by Dyal have acquired a minority interest. Our Adviser and its affiliates may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us on the other hand, and could, in certain instances, have an incentive not to pursue actions against a portfolio company that would be in our best interest.

The Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.

Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, co-invest vehicles and certain high net worth individuals), certain conflicts of interest are present. For instance, the Adviser and its affiliates may receive asset management fees, performance-based fees, or other fees from certain accounts that are higher than the fees received by our Adviser from us. In addition, certain members of the investment committee and other executive and employees of our Adviser or its affiliates will hold and receive interest in Blue Owl and its affiliates, in addition to cash and carried interest compensation. In these instances, a portfolio manager for our Adviser may have an incentive to favor the higher fee and/or performance-based fee accounts over us and/or to favor Blue Owl. In addition, a conflict of interest exists to the extent our Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans or employee offerings. In these circumstances, personnel of our Adviser may have an incentive to favor these other investment companies or accounts over us. Our Board will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.

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

Our fee structure may create incentives for our Adviser to make speculative investments or use substantial leverage.

The incentive fee payable by us to our Adviser may create an incentive for our Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangements. The way in which the incentive fee is determined may encourage our Adviser to use leverage to increase the leveraged return on our investment portfolio.

In addition, the fact that our base management fee is payable based upon our average gross assets (which includes any borrowings used for investment purposes) may encourage our Adviser to use leverage to make additional investments. Such a practice could make such investments more risky than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of substantial leverage (up to the limits prescribed by the 1940 Act) may increase the likelihood of our defaulting on our borrowings, which would be detrimental to holders of our securities.

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

Specifically, we may compete for investments with other Blue Owl Clients, subjecting our Adviser and its affiliates to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on our behalf. To mitigate these conflicts, our Adviser and its affiliates will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with the Owl Rock Advisers’ investment allocation policy, taking into account such factors as the relative amounts of capital available for new investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate’ each client’s life cycle; targeted leverage level; targeted asset mix and any other factors deemed appropriate.

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, including the Owl Rock Clients, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “—Our ability to enter into transactions with our affiliates is restricted.”

Our Adviser or its affiliates may have clients invested at different levels of the capital structure of a portfolio company in which we have invested.

Different funds advised by our Adviser or its affiliates may invest in a single portfolio company, including at different levels of the capital structure of the portfolio company. For example, in the normal course of business, we may acquire debt positions in, or lend to, companies in which another fund advised by our Adviser or its affiliates owns common equity securities or a subordinated debt position. This could occur at the time of, or subsequent to, the initial investment in the portfolio company. A direct conflict of interest could arise among the various debt holders and equity holders if the portfolio company were to experience financial distress. In addition, when we are an investor in a portfolio company alongside other of the Owl Rock Clients that have invested in a different part of the portfolio company’s capital structure, the Investment Company Act may prohibit our Adviser from negotiating on behalf of any such fund in connection with a reorganization or restructuring of the portfolio company. While the Adviser and its affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process to handle those conflicts when they arise, a decision to permit the investments to occur in the first instance or judgments on how to minimize the conflict could be challenged.

The Oak Street division of Blue Owl may enter into sale lease-back transactions with our portfolio companies or with borrowers under our credit facilities.

From time to time, companies in which we have invested or may invest, may enter into sale-leaseback transactions with the Oak Street division of Blue Owl. As a result of these arrangements we could be a creditor to, or equity owners of, a company at the same time that company is a tenant of Oak Street. If such a company were to encounter financial difficulty or default on its obligations as a borrower, our Adviser could be required to take actions that may be adverse to those of Oak Street in enforcing our rights under the relevant facilities or agreements, or vice versa. This could lead to actual or perceived conflicts of interest.

Actions by the Adviser or its affiliates on behalf of their other accounts and clients may be adverse to us and our investments and harmful to us.

The Owl Rock Advisers and their affiliates manage assets for accounts other than us, including private funds, including, but not limited to, the Blue Owl Clients. Actions taken by the Owl Rock Advisers and their affiliates on behalf of the Blue Owl Clients may be adverse to us and our investments, which could harm our performance. For example, we may invest in the same credit obligations as other Blue Owl Clients, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. Decisions made with respect to the securities held by one of the Blue Owl Clients may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Blue Owl Clients (including us). While the Owl Rock Advisers and their affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that they employ to handle those conflicts when they arise, their decision to permit the investments to occur in the first instance or their judgment on how to mitigate the conflict could be challenged or deemed insufficient. If the Owl Rock Advisers and their affiliates fail to appropriately address those conflicts, it could negatively impact their reputation and ability to raise additional funds and the willingness of counterparties to do business with them or result in potential litigation against them.

Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations.

We, directly or through our Adviser, may obtain confidential information about the companies in which we have invested or may invest or be deemed to have such confidential information. Our Adviser may come into possession of material, non-public information through its members, officers, directors, employees, principals or affiliates. In addition, funds managed by Dyal may invest in entities that manage our portfolio companies and, as a result, may obtain additional confidential information about our portfolio companies. The possession of such information may, to our detriment, limit the ability of us and our Adviser to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of our Adviser may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of our Adviser come into possession of material non-public information with respect to our investments, such personnel will be restricted by our Adviser’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of our Adviser to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Adviser in the course of its duties. Additionally, there may be circumstances in which one or more individuals associated with our Adviser will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of our Adviser.

We may be obligated to pay our Adviser incentive fees even if we incur a net loss due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.

The Investment Advisory Agreement entitles our Adviser to receive an incentive fee based on our pre-incentive fee net investment income regardless of any capital losses. In such case, we may be required to pay our Adviser an incentive fee for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter. Any incentive fee payable by us that relates to the pre-incentive fee net investment income may be computed and paid on income that may include interest that has been accrued but not yet received or interest in the form of securities received rather than cash (“payment-in-kind,” or “PIK,” income). PIK income will be included in the pre-incentive fee net investment income used to calculate the incentive fee to our Adviser even though we do not receive the income in the form of cash. If a portfolio company defaults on a loan that is structured to provide accrued interest income, it is possible that accrued interest income previously included in the calculation of the incentive fee will become uncollectible. Our Adviser is not obligated to reimburse us for any part of the incentive fee it received that was based on accrued interest income that we never receive as a result of a subsequent default.

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

The Adviser may in the future recommend to the Board that we merge with or acquire all or substantially all of the assets of one or more funds including a fund that could be managed by the Adviser or its affiliates (including another BDC). We do not expect that the Adviser would recommend any such merger or asset purchase unless it determines that it would be in our best interests, with such determination dependent on factors it deems relevant, which may include our historical and projected financial performance and any that of any proposed merger partner, portfolio composition, potential synergies from the merger or asset sale, available alternative options and market conditions. In addition, no such merger or asset purchase would be consummated absent the meeting of various conditions required by applicable law or contract, at such time, which may include approval of the board of directors and common equity holders of both funds. If the Adviser is the investment adviser of both funds, various conflicts of interest would exist with respect to any such transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to the Adviser by us and by the entity resulting from such a merger or asset purchase or efficiencies or other benefits to the Adviser as a result of managing a single, larger fund instead of two separate funds.

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

We may borrow to fund investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit us from paying distributions and could prevent us from qualifying for tax treatment as a RIC, which would generally result in a corporate-level U.S. federal income tax on any income and net gains. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distribution to our shareholders.

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

Most debt securities in which we intend to invest will not be rated by any rating agency and, if they were rated, they would be rated as below investment grade quality and are commonly referred to as “high yield” or “junk.” Debt securities rated below investment grade quality are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal. In addition, some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.
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

Unitranche Loans. In addition, in connection with any unitranche loans (including “last out” portions of such loans) in which we may invest, we would enter into agreements among lenders. Under these agreements, our interest in the collateral of the first-lien loans may rank junior to those of other lenders in the loan under certain circumstances. This may result in greater risk and loss of principal on these loans.

Second-Lien and Mezzanine Debt. Our investments in second-lien and mezzanine debt generally are subordinated to senior loans and will either have junior security interests or be unsecured. As such, other creditors may rank senior to us in the event of insolvency. This may result in greater risk and loss of principal.

Equity Investments. When we invest in first-lien debt, second-lien debt or mezzanine debt, we may acquire equity securities, such as warrants, options and convertible instruments, as well. In addition, we may invest directly in the equity securities of portfolio companies. We may structure such equity investments to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights, which grants us the right to register our equity interest when either the portfolio company or another investor in the portfolio company files a registration statement with the SEC to issue securities. We seek to dispose of these equity interests and realize gains upon our disposition of these interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

Broadly syndicated loans, including “covenant-lite” loans, may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.

A significant number of high yield loans in the market, in particular the broadly syndicated loan market, may consist of “covenant-lite” loans. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Ownership of “covenant-lite” loans may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.

We may be subject to risks associated with our investments in bank loans.

We intend to invest in bank loans and participations. These obligations are subject to unique risks, including:

•
the possible invalidation of an investment transaction as a fraudulent conveyance under relevant creditors’ rights laws,
•
so-called lender-liability claims by the issuer of the obligations,
•
environmental liabilities that may arise with respect to collateral securing the obligations, and
•
limitations on our ability to directly enforce its rights with respect to participations.

In analyzing each bank loan or participation, our Adviser compares the relative significance of the risks against the expected benefits of the investment. Successful claims by third parties arising from these and other risks will be borne by us.

If the assets securing the loans that we make decrease in value, then we may lack sufficient collateral to cover losses.

To attempt to mitigate credit risks, we intend to take a security interest in the available assets of our portfolio companies. There is no assurance that we will obtain sufficient collateral to cover losses or properly perfect our liens.

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

Borrowers of broadly syndicated loans may be permitted to designate unrestricted subsidiaries under the terms of their financing agreements, which would exclude such unrestricted subsidiaries from restrictive covenants under the financing agreement with the borrower. Without restriction under the financing agreement, the borrower could take various actions with respect to the unrestricted subsidiary including, among other things, incur debt, grant security on its assets, sell assets, pay dividends or distribute shares of the unrestricted subsidiary to the borrower’s shareholders. Any of these actions could increase the amount of leverage that the borrower is able to incur and increase the risk involved in our investments in broadly syndicated loans accordingly.

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

We may not realize any income or gains from our equity investments.

We may invest in equity-related securities, including common equity, warrants, preferred stock and convertible preferred securities. These equity interests we acquire may not appreciate in value and, in fact, may decline in value if the company fails to perform financially or achieve its growth objectives. We will generally have little, if any, control over the timing of any gains we may realize from our equity investments since these securities may have restrictions on their transfer or may not have an active trading market.

Equity investments also have experienced significantly more volatility in their returns and may under-perform relative to fixed income securities during certain periods. An adverse event, such as an unfavorable earnings report, may depress the value. Also, prices of equity investments are sensitive to general movements in the stock market and a drop in the stock market may depress the price of common stock investments to which we have exposure. Equity prices fluctuate for several reasons including changes in investors' perceptions of the financial condition of an issuer or the general condition of the relevant stock market, or when political or economic events affecting the issuers occur. In addition, common stock prices may be particularly sensitive to rising interest rates, as the cost of capital rises and borrowing costs increase.

Although we expect to receive current income in the form of dividend payments on any convertible preferred equity investments, a substantial portion of the gains we expect to receive from our investments in such securities will likely be from the capital gains generated from the sale of our equity investments upon conversion of our convertible securities, the timing of which we cannot predict. We do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter. In addition, any convertible preferred stock instruments will generally provide for conversion upon the portfolio companies’ achievement of certain milestone events, including a qualified public offering and/or a senior exchange listing for their common stock. However, there can be no assurance that our portfolio companies will obtain either a junior or senior exchange listing or, even if a listing is obtained, that an active trading market will ever develop in the common stock of our publicly traded portfolio companies. In addition, even if our portfolio companies obtain an exchange listing, we may be subject to lock-up provisions that prohibit us from selling our investments into the public market for specified periods of time after such listing. As a result, the market price of securities that we hold may decline substantially before we are able to sell these securities following an exchange listing.

Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. Furthermore, due to the expected growth of our portfolio companies, we do not generally expect to receive dividend income from our common stock investments. In the case of cumulative preferred stock, there is no assurance that any dividends will ever be paid by a portfolio company.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

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

Our investments may include OID and PIK instruments. To the extent OID and PIK constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in income for financial reporting purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and taxable income prior to receipt of cash, including the following:

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
•
For U.S. GAAP purposes, cash distributions to shareholders that include a component of OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income may come from the cash invested by the shareholders, the 1940 Act does not require that shareholders be given notice of this fact;
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

The net proceeds from the sale of our shares will be used for our investment opportunities, and, if necessary, the payment of operating expenses and the payment of various fees and expenses such as management fees, incentive fees, other fees and distributions. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. Pursuant to tax rules that will apply to us when we elect to be treated as a RIC, we will be required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our RIC tax treatment. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

Defaults by our portfolio companies could jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that we hold, which could harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its debt financing and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants or restrictions in comparison to loans that include financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

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

Under certain circumstances, payments to us and distributions by us to our shareholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, investments in restructurings may be adversely affected by statutes relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and the court’s discretionary power to disallow, subordinate or disenfranchise particular claims or re-characterize investments made in the form of debt as equity contributions.

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

General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our ability to achieve our investment objective and the rate of return on invested capital. Because we may borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

International investments create additional risks.

We may make investments in portfolio companies that are domiciled outside of the United States. Our investments in foreign portfolio companies are deemed “non-qualifying assets,” which means that, as required by the 1940 Act, such investments, along with other investments in non-qualifying assets, may not constitute more than 30% of our total assets at the time of our acquisition of any such asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:

•
foreign governmental laws, rules and policies, including those relating to taxation and bankruptcy and restricting the ownership of assets in the foreign country or the repatriation of profits from the foreign country to the United States and any adverse changes in these laws;
•
foreign currency devaluations that reduce the value of and returns on our foreign investments;
•
adverse changes in the availability, cost and terms of investments due to the varying economic policies of a foreign country in which we invest;
•
adverse changes in tax rates, the tax treatment of transaction structures and other changes in operating expenses of a particular foreign country in which we invest;
•
the assessment of foreign-country taxes (including withholding taxes, transfer taxes and value added taxes, any or all of which could be significant) on income or gains from our investments in the foreign country;
•
changes that adversely affect the social, political and/or economic stability of a foreign country in which we invest;
•
high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;
•
deflationary periods in the foreign countries in which we invest, which could reduce demand for our assets in those countries and diminish the value of such investments and the related investment returns to us; and
•
legal and logistical barriers in the foreign countries in which we invest that materially and adversely limit our ability to enforce our contractual rights with respect to those investments.

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

For a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the positions being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is not eligible to be distributed to non-U.S. stockholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could affect the effectiveness of that strategy. See “—The market structure applicable to derivatives imposed by the Dodd-Frank Act, the U.S. commodity Futures Trading Commission (“CFTC”) and the SEC may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes” and “We are, and will continue to be, exposed to risks associated with changes in interest rates.”

The market structure applicable to derivatives imposed by the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission (“CFTC”) and the SEC may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes.

The Dodd-Frank Act and the CFTC enacted and the SEC has issued rules to implement, both broad new regulatory requirements and broad new structural requirements applicable to OTC derivatives markets and, to a lesser extent, listed commodity futures (and futures options) markets. Similar changes are in the process of being implemented in other major financial markets.

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

Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we are not targeting any specific industries, our investments may be focused on relatively few industries. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns. For example, as of December 31, 2021, our investments in internet software and services represented 12.3% of our portfolio at fair value. Our investments in internet software and services are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks.

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

Finally, little public information generally exists about private companies and these companies may not have third-party credit ratings or audited financial statements. We must therefore rely on the ability of our Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies, and to monitor the activities and performance of these investments. To the extent that we (or other clients of the Adviser) may hold a larger number of investments, greater demands will be placed on the Adviser’s time, resources and personnel in monitoring such investments, which may result in less attention being paid to any individual investment and greater risk that our investment decisions may not be fully informed. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act of 2002 and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

Certain investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis.

Investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis to take advantage of certain investment opportunities. While we generally will not seek to make an investment until the Adviser has conducted sufficient due diligence to make a determination as to the acceptability of the credit quality of the investment and the underlying issuer, in such cases, the information available to the Adviser at the time of making an investment decision may be limited. Therefore, no assurance can be given that the Adviser will have knowledge of all circumstances that may adversely affect an investment. In addition, the Adviser may rely upon independent consultants and others in connection with its evaluation of proposed investments. No assurance can be given as to the accuracy or completeness of the information provided by such independent consultants and we may incur liability as a result of such consultants’ actions, many of whom we will have limited recourse against in the event of any such inaccuracies.

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

Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we may use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “Risk Factors - Risks Related to Our Business - To the extent that we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available to service our debt or for distribution to our shareholders, and result in losses.”

Our investments in portfolio companies may expose us to environmental risks.

We may invest in portfolio companies that are subject to changing and increasingly stringent environmental and health and safety laws, regulations and permit requirements and environmental costs that could place increasing financial burdens on such portfolio entities. Required expenditures for environmental compliance may adversely impact investment returns on portfolio companies. The imposition of new environmental and other laws, regulations and initiatives could adversely affect the business operations and financial stability of such portfolio companies.

There can be no guarantee that all costs and risks regarding compliance with environmental laws and regulations can be identified. New and more stringent environmental and health and safety laws, regulations and permit requirements or stricter interpretations of current laws or regulations could impose substantial additional costs on our portfolio companies. Compliance with such current or future environmental requirements does not ensure that the operations of the portfolio companies will not cause injury to the environment or to people under all circumstances or that the portfolio companies will not be required to incur additional unforeseen environmental expenditures. Moreover, failure to comply with any such requirements could have a material adverse effect on a portfolio company, and we can offer no assurance that any such portfolio companies will at all times comply with all applicable environmental laws, regulations and permit requirements.

The effect of global climate change may impact the operations of our portfolio companies.

There is evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

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

The Class S, Class D and Class I shares may, to the extent permitted or required under the rules and regulations of the SEC, be sold at prices necessary to ensure that shares are not sold at prices per share, after deducting the applicable Upfront Sales Load, that are below our net asset value per share for such class, if our net asset value per share: (i) declines more than 10% from the net asset value per share as of the effective date of this registration statement or (ii) increases to an amount that is greater than the net proceeds per share as stated herein.

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
•
loss of a major funding source; and
•
the length and duration of the COVID-19 pandemic and the magnitude of its economic impact.

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

The amount of any distributions we may make on our common stock is uncertain. We may not be able to pay distributions to shareholders, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limits on the extent to which we may use borrowings, if any, and we may use sources other than cash flows from operations to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).

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

We have adopted a distribution reinvestment plan whereby shareholders (other than Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Oklahoma, Oregon, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of the same class of our common stock to which the distribution relates unless they elect to receive their distributions in cash. See “Distribution Reinvestment Plan.” Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Oklahoma, Oregon, Vermont and Washington investors, and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan, will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of our common stock. As a result, shareholders that do not elect to participate in our distribution reinvestment plan will experience dilution over time.

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

Risks Related to U.S. Federal Income Tax

We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The laws pertaining to U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The current administration has proposed significant changes to the existing U.S. tax laws, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.

We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.

To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements. See “ITEM 1. BUSINESS — Certain U.S. Federal Income Tax Considerations.”

The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. In addition, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M. We would be taxed, at regular corporate rates, on retained income and/or gains, including any short-term capital gains or long-term capital gains. We also must make distributions to satisfy an additional Excise Tax Avoidance

Requirement in order to avoid a 4% excise tax on certain undistributed income. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay excise taxes and (2) fail to qualify for RIC tax treatment, and thus become subject to corporate-level income tax on our taxable income (including gains).

The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived from the business of investing in stock or securities.

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, at least 50% of the value of our assets must consist of cash, cash-equivalents (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, the securities, other than the securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or the securities of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to U.S. federal income tax at corporate rates, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to U.S. federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding, and value added taxes).

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, since we will likely hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK, secondary market purchases of debt securities at a discount to par, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as unrealized appreciation for foreign currency forward contracts and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate-level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances this could require us to recognize income where we do not receive a corresponding payment in cash.

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

We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to U.S. federal income tax at corporate rates.

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

We and our portfolio companies are subject to regulation by laws at the local, state, and federal levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. For example, the current U.S. presidential administration could support an enhanced regulatory agenda that imposes greater costs on all sectors and on financial services companies in particular. Any such new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.

Changes to the laws and regulations governing our permitted investments may require a change to our investment strategy. Such changes could differ materially from our strategies and plans as set forth in this report and may shift our investment focus from the areas of expertise of our Adviser. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment in us.

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

On the other hand, recent governmental intervention could mean that the willingness of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, like those caused by the COVID-19 pandemic, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.

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

We and our service providers continue to be impacted by government actions in response to COVID-19, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). In response to the pandemic, our Adviser instituted a work from home policy and began monitoring the ability of its employees to safely return to the office. In October 2021, the Adviser implemented a return to in-office work policy across all of its offices. The policy encourages return to in-office work but allows for flexibility to work from home based on current conditions. Policies of extended periods of remote working, whether by us or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks described above, are heightened under the current conditions.

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

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Share Issuances

In connection with our formation, we had the authority to issue 3,000,000,000 common shares at $0.01 per share par value, 1,000,000,000 of which are classified as Class S common shares, 1,000,000,000 of which are classified as Class D common shares, and 1,000,000,000 of which are classified as Class I common shares. Pursuant to our Registration Statement on Form N-2 (File No. 333-249525), we registered $2,500,000,000 in any combination of shares of Class S, Class D, and Class I common stock, at initial public offering prices of $10.35 per share, $10.15 per share, and $10.00 per share, respectively and pursuant to our Registration Statement on Form N-2 (File No. 333-260122) we registered $7,500,000,000 in any combination of shares of Class S, Class D and Class I common stock at initial offering prices of $9.65, $9.46 and $9.32 per share, respectively. Currently, the purchase price per share for each class of common stock varies, but will not be sold at a price below our net asset value per share of such class, as determined in accordance with our share pricing policy, plus applicable upfront selling commissions.

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

The following tables summarize transactions with respect to shares of our common stock during the years ended December 31, 2021 and 2020:

	December 31, 2021
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	60,515,400	$568,479	18,426,554	$171,456	88,545,531	$823,758	167,487,485	$1,563,693
Reinvestment of distributions	201,649	1,877	137,104	1,274	418,652	3,897	757,405	7,048
Repurchased shares	(16,129)	(150)	(11,327)	(106)	(161,083)	(1,504)	(188,539)	(1,760)
Total shares/gross proceeds	60,700,920	570,206	18,552,331	172,624	88,803,100	826,151	168,056,351	1,568,981
Sales load	-	(5,223)	-	(118)	-	-	-	(5,341)
Total shares/net proceeds	60,700,920	$564,983	18,552,331	$172,506	88,803,100	$826,151	168,056,351	$1,563,640

	December 31, 2020 (1)
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	-	$-	-	$-	1,300,100	$13,001	1,300,100	$13,001
Reinvestment of distributions	-	-	-	-	-	-	-	-
Repurchased shares	-	-	-	-	-	-	-	-
Total shares/gross proceeds	-	-	-	-	1,300,100	13,001	1,300,100	13,000
(Sales load)	-	-	-	-	-	-	-	-
Total shares/net proceeds	-	$-	-	$-	1,300,100	$13,001	1,300,100	$13,001

________________

(1) The Company commenced operations on November 10, 2020.

The following table details the selling commissions, Dealer Manager fees, and shareholder servicing fees for each applicable share class as of December 31, 2021:

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

Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the year ended December 31, 2021:

	Class S common stock distributions		Class D common stock distributions		Class I common stock distributions
($ in thousands)	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount
2021
March 31, 2021	$—	$—	$0.05	$16	$0.05	$194
April 30, 2021	0.05	33	0.05	54	0.05	418
May 31, 2021	0.05	91	0.05	101	0.05	558
June 30, 2021	0.05	129	0.05	168	0.05	839
July 31, 2021	0.05	294	0.05	222	0.05	1,116
August 31, 2021	0.05	432	0.05	270	0.05	1,648
September 30, 2021	0.05	789	0.05	354	0.05	2,209
October 31, 2021	0.05	1,379	0.05	707	0.05	3,125
November 30, 2021	0.05	2,060	0.05	867	0.05	3,997
December 31, 2021	0.06	2,979	0.06	999	0.06	5,027
Total	$0.46	$8,186	$0.51	$3,758	$0.51	$19,131

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

On November 2, 2021, the Company's Board declared regular monthly distributions for January 2022 through March 2022. The regular monthly cash distributions, each in the gross amount of $0.05580000, $0.05580000, and $0.05580000 per share, are payable on February 28, 2022, March 31, 2022, and April 29, 2022 to shareholders of records of January 31, 2022, February 28, 2022, and March 31, 2022, respectively.

We have adopted an opt-out distribution reinvestment plan pursuant to which shareholders (except for residents of Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Oklahoma, Oregon, Vermont and Washington and clients of participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of the Company’s same class of common stock to which the distribution relates unless they elect to receive their distributions in cash. We expect to use newly issued shares to implement the distribution reinvestment plan.

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

Holders

As of March 9, 2022, there were 5,798, 1,330, and 3,653 holders of record of our Class S, Class D, and Class I common stock, respectively.

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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
August 25, 2021	D	September 30, 2021	$55	$9.31	5,933
August 25, 2021	I	September 30, 2021	$291	$9.32	31,255
November 26, 2021	S	December 30, 2021	$150	$9.33	16,129
November 26, 2021	D	December 30, 2021	$51	$9.34	5,394
November 26, 2021	I	December 30, 2021	$1,213	$9.34	129,828

Senior Securities

Information about our senior securities is shown in the following table as of the end of the fiscal years ended December 31, 2020 and 2021.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Promissory Note
December 31, 2021	$-	$-	—	N/A
December 31, 2020	$10.0	$2,226.8	—	N/A
SPV Asset Facility I
December 31, 2021	$301.3	$1,998.5	—	N/A
December 31, 2020	$-	$-	—	N/A
SPV Asset Facility II
December 31, 2021	$446.0	$1,998.5	—	N/A
December 31, 2020	$-	$-	—	N/A
Revolving Credit Facility
December 31, 2021	$451.2	$1,998.5	—	N/A
December 31, 2020	$-	$-	—	N/A
September 2026 Notes
December 31, 2021	$350.0	$1,998.5	—	N/A
December 31, 2020	$-	$-	—	N/A

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

Item 6. Selected Financial Data.

The following table below sets forth our selected consolidated historical financial data for the years ended December 31, 2021 and 2020. The selected consolidated historical financial data has been derived from our audited consolidated financial statements, which is included elsewhere in this Form 10-K.

The selected consolidated financial information and other data presented below should be read in conjunction with our consolidated financial statements and notes thereto and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” which are included elsewhere in this Form 10-K.

	For the Years Ended December 31,
($ in thousands, except per share amounts)	2021	2020(1)
Consolidated Statement of Operations Data
Income
Total investment income	$64,843	$69
Expenses
Total operating expenses	33,477	809
Expense support	(2,578)	-
Management fees waived	(52)	(14)
Recoupment of expense support	2,578	-
Net operating expenses	33,425	795
Net investment income (loss) before income taxes	$31,418	$(726)
Income tax, including excise tax expense	11	-
Net investment income (loss) after income taxes	$31,407	$(726)
Total net realized and unrealized gain (loss) on investments	$4,483	$(2)
Net increase (decrease) in net assets resulting from operations	$35,890	$(728)
Net increase (decrease) in net assets resulting from operations- Class S common stock(2)	$9,605	$-
Net increase (decrease) in net assets resulting from operations- Class D common stock(2)	$4,412	$-
Net increase (decrease) in net assets resulting from operations- Class I common stock	$21,873	$(728)
Earnings per share - basic and diluted of Class S common stock(2)	$0.66	$-
Earnings per share - basic and diluted of Class D common stock(2)	$0.72	$-
Earnings per share - basic and diluted of Class I common stock	$0.73	$(0.71)

	For the Years Ended December 31,
($ in thousands, except per share amounts)	2021	2020(1)
Consolidated Balance Sheet Data
Investments at fair value	$3,120,372	$14,376
Cash	21,459	8,153
Total assets	3,163,748	22,610
Total debt (net of unamortized debt issuance costs)	1,525,811	10,000
Total liabilities	1,583,020	10,337
Total net assets	1,580,728	12,273
Net asset value per Class S share(2)	$9.33	$-
Net asset value per Class D share(2)	$9.33	$-
Net asset value per Class I share	$9.34	$9.44
Other Data:
Number of portfolio companies at year end	99	11
Distributions Declared Per Share	$0.50	$-
Total return based on net asset value(3)	5.1%	(5.6)%
Weighted average total yield of portfolio at fair value	7.1%	8.0%
Weighted average total yield of portfolio at amortized cost	7.1%	8.0%
Weighted average yield of debt and income producing securities at fair value	7.3%	8.4%
Weighted average yield of debt and income producing securities at amortized cost	7.3%	8.4%
Fair value of debt investments as a percentage of principal	98.6%	98.2%

(1) The Company commenced operations on November 10, 2020.

(2) There were no Class S or Class D shares of common stock outstanding as of December 31, 2020.

(3) Total return is not annualized. An investment in Class S or Class D shares is subject to Upfront Sales Load. The maximum Upfront Sales Load is 3.50% of the amount invested for Class S shares and 1.50% of the amount invested for Class D shares. There is no upfront Sales Load on the amount invested in the Class I shares. Cumulative total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses. Total return is calculated as the change in net asset value ("NAV") per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company's dividend reinvestment plan), if any, dividend by the beginning NAV per share (which for the purposes of this calculation is equal to the net offering price in effect at that time).

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

We are managed by our Adviser. Our Adviser is an indirect subsidiary of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. Our Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the overall supervision of our Board, our Adviser manages the day-to-day operations of, and provides investment advisory and management services, to us. The Adviser or its affiliates may engage in certain organizational activities and receive attendant arrangement, structuring or similar fees. Our Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of management professionals.

We have received an exemptive order that permits us to offer multiple classes of shares of common stock and to impose asset-based servicing and distribution fees and early withdrawal fees. On November 12, 2020, we commenced our initial public offering pursuant to which we offered, on a continuous basis, $2,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. On November 12, 2020, we sold 700,000 shares pursuant to the subscription agreement with Feeder FIC Equity and met the minimum offering requirement for our continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $10.00 per share. On February 14, 2022, we commenced our follow-on offering, on a continuous basis, of up to $7,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager”). The Dealer Manager is entitled to receive upfront selling commissions of up to 3.50% of the offering price of each Class S share sold in the offering and 1.50% of the offering price of each Class D share sold. Class I shares are not subject to upfront selling commissions. Any upfront selling commissions for the Class S shares and Class D shares sold in the offering will be deducted from the purchase price. Class S, Class D and Class I shares were offered at initial purchase prices per shares of $10.35, $10.15 and $10.00, respectively. Currently, the purchase price per share for each class of common stock varies, but will not be sold at a price below the Company’s net asset value per share of such class, as determined in accordance with the Company’s share pricing policy, plus applicable upfront selling commissions.

On September 30, 2020, the Advisor purchased 100 shares of our Class I common stock at $10.00 per share, which represents the initial public offering price. The Adviser will not tender these shares for repurchase as long as Owl Rock Capital Advisors LLC remains the investment adviser of Owl Rock Core Income Corp. There is no current intention for Owl Rock Capital Advisors LLC to discontinue its role. On October 15, 2020, we received a subscription agreement, totaling $25.0 million for the purchase of Class I common shares of our common stock from Feeder Owl Rock Feeder FIC ORCIC Equity LLC (“Feeder FIC Equity”), an entity affiliated with the Adviser. As of March 1, 2021, the Company had called all of the $25.0 million commitment from Feeder FIC Equity.

Since meeting the minimum offering requirement and commencing our continuous public offering through December 31, 2021, the Company has issued 60,515,400 shares of Class S common stock, 18,426,554 shares of Class D common stock, and 89,845,631 shares of Class I common stock for gross proceeds of $568.5 million, $171.5 million, and $836.8 million, respectively, including $1,000 of seed capital contributed by our Adviser in September 2020 and approximately $25.0 million in gross proceeds raised in the private placement from Feeder FIC Equity. The shares purchased by the Adviser and Feeder FIC Equity are subject to a lock-up pursuant to FINRA Rule 5110(e)(1) for a period of 180 days from the date of commencement of sales in the offering, and the Adviser, Feeder FIC Equity, and their permitted assignees may not engage in any transaction that would result in the effective economic disposition of the Class I shares.

Our Adviser also serves as investment adviser to Owl Rock Capital Corporation and Owl Rock Capital Corporation II.

Blue Owl consists of three divisions and Oak Street, which focuses on real estate strategies: Owl Rock, which focuses on direct lending, Dyal, which focuses on providing capital to institution alternative asset managers and Oak Street, which focuses on real estate strategies. Owl Rock is comprised of the Adviser, Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), Owl Rock Technology Advisors II LLC ("ORTA II"), and Owl Rock Diversified Advisors LLC (“ORDA”). The Adviser, ORTA, ORPFA, ORTA II, and ORDA, the “Owl Rock Advisers” are investment advisers.

In addition, we and the Adviser have entered into a dealer manager agreement with Blue Owl Securities and certain participating broker dealers to solicit capital.

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on exemptive relief that has been granted to our Adviser and its affiliates, have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain affiliates, the Owl Rock Clients in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such other funds had not previously invested in such existing portfolio company. Without this order, private funds would not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisers` investment allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock Clients and/or other funds managed by the Adviser or its affiliates that could avail themselves of exemptive relief and that have an investment objective similar to ours.

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

COVID-19 Developments

In March 2020, the outbreak of COVID -19 was recognized as a pandemic by the World Health Organization. In response to the outbreak, our Adviser instituted a work from home policy and began monitoring the ability of its employees to safely return to the office. In October 2021, the Adviser implemented a return to in-office work policy across all of its offices. This policy encourages a return to in-office work but allows for flexibility to work from home based on current conditions.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through December 31, 2021, our Adviser and its affiliates have originated $51.2 billion aggregate principal amount of investments, of which $48.2 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. upper middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.

We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself.

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities, including publicly traded debt instruments, which we may hold directly or through special purposes vehicles. These investments may include high-yield bonds, which are often referred to as “junk bonds”, and broadly syndicated loans. In addition, we may invest a portion of our portfolio in opportunistic investments and broadly syndicated loans, which will not be our primary focus, but will be intended to enhance returns to our Shareholders. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates. We generally intend to investment in companies with low loan-to-value ratios, which we consider to be 50% or lower.

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

We target portfolio companies where we can structure larger transaction that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio). As of December 31, 2021, our average investment size in each of our portfolio companies was approximately $31.5 million based on fair value. As of December 31, 2021, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 89.2% of our total debt portfolio based on fair value, had weighted average annual revenue of $756 million and weighted average annual EBITDA of $167 million.

The companies in which we invest use our capital primarily to support their growth, acquisitions, market or product expansion, refinancings and/or recapitalizations. The debt in which we invest typically is not rated by any rating agency, but if these instruments were rated, they would likely receive a rating of below investment grade (that is, below BBB- or Baa3), which is often referred to as “junk”.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of December 31, 2021, 98.7% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

Our investment portfolio consists of floating rate loans, and our credit facility bears interest at a floating rate. Macro trends in base interest rates like London Interbank Offered Rate (“LIBOR”) the Secured Overnight Financing Rate ("SOFR") and any other alternative reference rates may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of December 31, 2021, the amount of Expense Support payments provided by our Adviser since inception is $2.6 million.

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

Leverage

The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. On September 30, 2020, we received shareholder approval that allowed us to reduce our asset coverage ratio to 150% effective October 1, 2020. and in connection with their subscription agreements, our investors are required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. As a result, we generally will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the common stock if our asset coverage, as defined in the 1940 Act, would at least be equal to 150% immediately after each such issuance. This reduced asset coverage ratio permits us to double the amount of leverage we can incur. For example, under a 150% asset coverage ratio we may borrow $2 for investment purposes of every $1 of investor equity whereas under a 200% asset coverage ratio we may only borrow $1 for investment purposes for every $1 of investor equity.

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

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.7 trillion as of January 2022, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 4th quarter 2021 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

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

Portfolio and Investment Activity

As of December 31, 2021, based on fair value, our portfolio consisted of 79.8% first lien senior secured debt investments (of which we consider 66.7% to be unitranche debt investments (including "last-out" portions of such loans)), 16.0% second-lien senior secured debt investments, 0.1% unsecured debt investments, 1.8% preferred equity investments, and 2.3% common equity investments.

As of December 31, 2021, our weighted average total yield of the portfolio at fair value and amortized cost was 7.1% and 7.1%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 7.3% and 7.3%, respectively.

As of December 31, 2021 we had investments in 99 portfolio companies with an aggregate fair value of $3,120.4 million. As of December 31, 2021, we had net leverage of 0.97x debt-to-equity and we target net leverage of 0.90x-1.25x debt-to-equity.

Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. Currently, the strength of the financing and merger and acquisitions markets, and the current low interest rate environment, has led to increased originations, an active pipeline of investment opportunities and an increased demand for unitranche debt investments. We are monitoring the effect that a rising interest rate environment may have on our portfolio companies and our investment activities.

Our investment activity for the years ended December 31, 2021 and 2020 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Years Ended December 31,
($ in thousands)	2021	2020(1)
New investment commitments
Gross originations	$4,117,615	$15,980
Less: Sell downs	$(97,800)	(269)
Total new investment commitments	$4,019,815	$15,711
Principal amount of investments funded:
First-lien senior secured debt investments	$2,780,567	$9,537
Second-lien senior secured debt investments	550,344	4,318
Unsecured debt investments	2,089	22
Preferred equity investments	57,120	295
Common equity investments	70,762	423
Total principal amount of investments funded	$3,460,882	$14,595
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(333,336)	$—
Second-lien senior secured debt investments	(52,000)	—
Total principal amount of investments sold or repaid	$(385,336)	$—
Number of new investment commitments in new portfolio companies(2)	97	11
Average new investment commitment amount	$27,633	$1,425
Weighted average term for new investment commitments (in years)	6.3	6.2
Percentage of new debt investment commitments at floating rates	98.9%	99.8%
Percentage of new debt investment commitments at fixed rates	1.1%	0.2%
Weighted average interest rate of new debt investment commitments(3)	6.6%	7.9%
Weighted average spread over LIBOR of new floating rate debt investment commitments	5.8%	6.9%

(1) The Company commenced operations on November 10, 2020.

(2) Number of new investment commitments represents commitments to a particular portfolio company.

(3) Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.21% as of December 31, 2021.

Investments at fair value and amortized cost consisted of the following as of December 31, 2021 and December 31, 2020:

	December 31, 2021			December 31, 2020
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$2,490,219	$2,491,334	(1)	$9,404	$9,404	(2)
Second-lien senior secured debt investments	496,559	498,247		4,233	4,232
Unsecured debt investments	2,164	2,116		22	22
Preferred equity investments(3)	56,696	56,970		296	295
Common equity investments(3)	71,259	71,705		423	423
Total Investments	$3,116,897	$3,120,372		$14,378	$14,376

(1) 66.7% of which were considered unitranche loans.

(2) 50.7% of which were considered unitranche loans.

(3) As of December 31, 2020 Preferred and Common equity investments were presented in aggregate as Equity investments.

The table below describes investments by industry composition based on fair value as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Advertising and media	2.8%	-%
Aerospace and defense	0.5	-
Automotive	1.7	-
Buildings and real estate	4.0	-
Business services	7.7	6.0
Chemicals	3.4	6.8
Consumer products	3.6	6.8
Containers and packaging	4.8	-
Distribution	1.7	9.1
Education	0.2	-
Financial services	4.3	12.2
Food and beverage	1.5	-
Healthcare equipment and services	4.1	18.7
Healthcare providers and services	8.6	10.5
Healthcare technology	7.0	-
Household products	0.3	-
Human resource support services	4.0	-
Infrastructure and environmental services	0.9	-
Insurance	12.4	-
Internet software and services	12.3	16.4
Leisure and entertainment	3.0	-
Manufacturing	2.4	6.8
Professional services	3.6	-
Specialty retail	4.8	-
Telecommunications	0.1	6.7
Transportation	0.3	-
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
United States:
Midwest	22.8%	19.7%
Northeast	17.1	37.7
South	28.0	26.7
West	26.8	15.9
International	5.3	-
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of December 31, 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020
Weighted average total yield of portfolio	7.1%	8.0%
Weighted average total yield of debt and income producing securities	7.3%	8.4%
Weighted average interest rate of debt securities	6.8%	7.9%
Weighted average spread over LIBOR of all floating rate investments	6.0%	7.0%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$22,380	0.7%	$—	—%
2	3,088,498	99.0	14,376	100.0
3	9,494	0.3	—	—
4	—	—	—	—
5	—	—	—	—
Total	$3,120,372	100.0%	$14,376	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,988,942	100.0%	$13,659	100.0%
Non-accrual	—	—	—	—
Total	$2,988,942	100.0%	$13,659	100.0%

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

Results of Operations

The following table represents the operating results for the years ended December 31, 2021 and 2020:

	For The Years Ended December 31,
($ in thousands)	2021	2020(1)
Total Investment Income	$64,843	$69
Less: Net Operating Expenses	33,425	795
Net Investment Income (Loss) Before Taxes	31,418	(726)
Less: Income taxes, including excise taxes	11	—
Net Investment Income (Loss) After Taxes	31,407	(726)
Net realized gain (loss)	919	—
Net change in unrealized gain (loss)	3,564	(2)
Net Increase (Decrease) in Net Assets Resulting from Operations	$35,890	$(728)

________________

(1) The Company commenced operations on November 10, 2020.

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

Investment Income

Investment income for the years ended December 31, 2021 and 2020 were as follows:

	For the Years Ended December 31,
($ in thousands)	2021	2020(1)
Interest income (excluding payment-in-kind ("PIK") interest income)	$55,530	$60
PIK interest income	5,212	2
Other income	4,101	7
Total investment income	$64,843	$69

________________

(1) The Company commenced operations on November 10, 2020.

For the Years ended December, 2021 and 2020

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interest obtained in connection with originated loans, such as options, warrants or conversion rights. Investment income increased to $64.8 million for the year ended December 31, 2021 from $0.1 million for the year ended December 31, 2020 primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $13.9 million as of December 31, 2020 to $3.0 billion as of December 31, 2021. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees was $1.7 million for the year ended December 31, 2021, of which $0.9 million was related to one-time prepayment fees. There was no income generated from these fees for the year ended December 31, 2020. Payment-in-kind interest income increased period-over-period primarily as a result of adding new investments with contractual payment-in-kind interest to our portfolio. For the years ended December 31, 2021 and 2020, PIK interest income was $5.2 million and $2 thousand, respectively, representing approximately 8.0% and 2.9% of investment income, respectively. Additionally, we were initially capitalized on September 30, 2020 and commenced investing activities on November 10, 2020. As a result, comparisons may not be meaningful.

Expenses

Expenses for the years ended December 31, 2021 and 2020 were as follows:

	For The Years Ended December 31,
($ in thousands)	2021	2020(1)
Initial organization	$273	$195
Offering costs	2,972	-
Interest expense	14,257	4
Management fees	3,632	14
Performance based incentive fees	5,257	—
Professional fees	1,955	144
Directors' fees	1,059	215
Shareholder servicing fees	1,292	-
Other general and administrative	2,780	237
Total operating expenses	$33,477	$809
Management fees waived	(52)	(14)
Expense Support	(2,578)	—
Recoupment of Expense Support	2,578	-
Net operating expenses	$33,425	$795

________________

(1) The Company commenced operations on November 10, 2020.

For the Years ended December, 2021 and 2020

Total net operating expenses increased to $33.4 million for the year ended December 31, 2021 from $0.8 million for the year ended December 31, 2020 primarily due to increases in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in the net asset value of the fund. The increase in incentive fees was due to higher pre-incentive fee net investment income, and better performance in certain investments. The increase in interest expense was driven by an increase in average daily borrowings to $447 million from $1 million period over period, partially offset by a decrease in the average interest rate to 2.8% from 4.3% period over period. We were initially capitalized on September 30, 2020 and commenced investing activities on November 10, 2020. As a result, comparisons may not be meaningful.

Selected Quarterly Financial Data

	For the three months ended
($ in thousands, except per share amounts)	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Investment income	$346	$3,667	$15,626	$45,204
Net operating expenses	421	1,361	9,588	22,066
Net investment income (loss)	(75)	2,306	6,038	23,138
Net realized and unrealized gains (losses)	50	791	3,097	545
Increase (decrease) in net assets resulting from operations	$(25)	$3,097	$9,135	$23,683
Net asset value per Class S share as of the end of the quarter	$-	$9.30	$9.32	$9.33
Net asset value per Class D share as of the end of the quarter	$9.24	$9.29	$9.32	$9.33
Net asset value per Class I share as of the end of the quarter	$9.26	$9.30	$9.33	$9.34
Earnings (losses) per share - basic and diluted of Class S common stock	$-	$0.19	$0.17	$0.22
Earnings (losses) per share - basic and diluted of Class D common stock	$0.08	$0.20	$0.19	$0.27
Earnings (losses) per share - basic and diluted of Class I common stock	$(0.02)	$0.20	$0.19	$0.29

Income Taxes, Including Excise Taxes

We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from corporate-level U.S. federal income taxes.

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

For the years ended December 31, 2021 and 2020 we accrued U.S. federal excise tax of $11 thousand and $0, respectively.

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

Net Unrealized Gain (Loss) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the years ended December 31, 2021 and 2020, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For The Years Ended December 31,
($ in thousands)	2021	2020(1)
Net change in unrealized gain (loss) on investments	$3,566	(2)
Net change in translation of assets and liabilities in foreign currencies	(2)	—
Net change in unrealized gain (loss)	$3,564	$(2)

________________

(1) The Company commenced operations on November 10, 2020.

For the Years ended December, 2021 and 2020

We were initially capitalized on September 30, 2020 and commenced investing activities on November 10, 2020. As a result, comparisons may not be meaningful. For the year ended December 31, 2021, the net unrealized gain was primarily driven by an increase in the fair value of our investments as compared to December 31, 2020. The primary drivers of our portfolio’s unrealized gains were current market conditions as compared to December 31, 2020, as well as certain over performing investments.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the year ended December 31, 2021 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Packaging Coordinators Midco, Inc.	$1.0
Gaylord Chemical Company, L.L.C.	0.5
Walker Edison Furniture Company LLC	(0.5)
ConAir Holdings LLC	0.5
Denali BuyerCo, LLC (dba Summit Companies)	0.5
Mavis Tire Express Services Topco Corp.	0.3
Individual Foodservice Holdings, LLC	0.3
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	0.3
Asurion, LLC	0.2
Tahoe Finco, LLC	(0.2)
Remaining portfolio companies	0.7
Total	$3.6

Net Realized Gains (Losses) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies during the years ended December 31, 2021 and 2020 were comprised of the following:

	For The Years Ended December 31,
($ in thousands)	2021	2020(1)
Net realized gain (loss) on investments	$923	$—
Net realized gain (loss) on foreign currency transactions	(4)	-
Net realized gain (loss)	$919	$—

________________

(1) The Company commenced operations on November 10, 2020.

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

We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. Our current target leverage ratio is 0.90x-1.25x.

As of December 31, 2021 and December 31, 2020, our asset coverage ratios were 200% and 223%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of December 31, 2021, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2021 we had $666.2 million available under our credit facilities.

Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.

As of December 31, 2021, we had $21.5 million in cash. During the year ended December 31, 2021, we used $3,042.5 million in cash for operating activities, primarily as a result of funding portfolio investments of $3,598.8 million, partially offset by sales and repayments of portfolio investments of $503.8 million, and other operating activity of $52.5 million. Lastly, cash provided by financing activities was $3,055.8 million during the period, which was the result of proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $1,514.2 million, and proceeds from the issuance of shares of $1,556.9 million, partially offset by $15.0 million of distributions paid and share repurchases of $0.3 million.

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

The following tables summarize transactions with respect to shares of our common stock during the years ended December 31, 2021 and 2020:

	December 31, 2021
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	60,515,400	$568,479	18,426,554	$171,456	88,545,531	$823,758	167,487,485	$1,563,693
Reinvestment of distributions	201,649	1,877	137,104	1,274	418,652	3,897	757,405	7,048
Repurchased shares	(16,129)	(150)	(11,327)	(106)	(161,083)	(1,504)	(188,539)	(1,760)
Total shares/gross proceeds	60,700,920	570,206	18,552,331	172,624	88,803,100	826,151	168,056,351	1,568,981
Sales load	-	(5,223)	-	(118)	-	-	-	(5,341)
Total shares/net proceeds	60,700,920	$564,983	18,552,331	$172,506	88,803,100	$826,151	168,056,351	$1,563,640

	December 31, 2020 (1)
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	-	$-	-	$-	1,300,100	$13,001	1,300,100	$13,001
Reinvestment of distributions	-	-	-	-	-	-	-	-
Repurchased shares	-	-	-	-	-	-	-	-
Total shares/gross proceeds	-	-	-	-	1,300,100	13,001	1,300,100	13,000
(Sales load)	-	-	-	-	-	-	-	-
Total shares/net proceeds	-	$-	-	$-	1,300,100	$13,001	1,300,100	$13,001

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

The changes to our offering price per share since the commencement of our initial continuous public offering and associated effective dates of such changes were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.32	$9.58
April 1, 2021	$9.26	$0.32	$9.58
May 1, 2021	$9.26	$0.32	$9.58
June 1, 2021	$9.28	$0.32	$9.60
July 1, 2021	$9.30	$0.33	$9.63
August 1, 2021	$9.30	$0.33	$9.63
September 1, 2021	$9.30	$0.33	$9.63
October 1, 2021	$9.31	$0.33	$9.64
November 1, 2021	$9.32	$0.33	$9.65
December 1, 2021	$9.31	$0.33	$9.64

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.14	$9.40
April 1, 2021	$9.26	$0.14	$9.40
May 1, 2021	$9.25	$0.14	$9.39
June 1, 2021	$9.27	$0.14	$9.41
July 1, 2021	$9.29	$0.14	$9.43
August 1, 2021	$9.29	$0.14	$9.43
September 1, 2021	$9.29	$0.14	$9.43
October 1, 2021	$9.31	$0.14	$9.45
November 1, 2021	$9.32	$0.14	$9.46
December 1, 2021	$9.31	$0.14	$9.45

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
Initial offering price	$10.00	$—	$10.00
March 1, 2021	$9.26	$—	$9.26
April 1, 2021	$9.26	$—	$9.26
May 1, 2021	$9.26	$—	$9.26
June 1, 2021	$9.28	$—	$9.28
July 1, 2021	$9.30	$—	$9.30
August 1, 2021	$9.30	$—	$9.30
September 1, 2021	$9.30	$—	$9.30
October 1, 2021	$9.32	$—	$9.32
November 1, 2021	$9.32	$—	$9.32
December 1, 2021	$9.31	$—	$9.31

Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the year ended December 31, 2021:

	Class S common stock distributions		Class D common stock distributions		Class I common stock distributions
($ in thousands)	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount
2021
March 31, 2021	$—	$—	$0.05	$16	$0.05	$194
April 30, 2021	0.05	33	0.05	54	0.05	418
May 31, 2021	0.05	91	0.05	101	0.05	558
June 30, 2021	0.05	129	0.05	168	0.05	839
July 31, 2021	0.05	294	0.05	222	0.05	1,116
August 31, 2021	0.05	432	0.05	270	0.05	1,648
September 30, 2021	0.05	789	0.05	354	0.05	2,209
October 31, 2021	0.05	1,379	0.05	707	0.05	3,125
November 30, 2021	0.05	2,060	0.05	867	0.05	3,997
December 31, 2021	0.06	2,979	0.06	999	0.06	5,027
Total	$0.46	$8,186	$0.51	$3,758	$0.51	$19,131

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

On November 2, 2021, our Board declared regular monthly distributions for January 2022 through March 2022. The regular monthly cash distributions, each in the gross amount of $0.05580000, $0.05580000, and $0.05580000 per share, are payable on February 28, 2022, March 31, 2022, and April 29, 2022 to shareholders of records of January 31, 2022, February 28, 2022, and March 31, 2022, respectively.

We have adopted a distribution reinvestment plan pursuant to which shareholders (except for residents of Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Oklahoma, Oregon, Vermont and Washington and clients of participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of our same class of common stock to which the distribution relates unless they elect to receive their distributions in cash. We expect to use newly issued shares to implement the distribution reinvestment plan.

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

Through December 31, 2021, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the year ended December 31, 2021:

	Year Ended December 31, 2021
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.50	$31,075	100.0%
Total	$0.50	$31,075	100.0%

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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
August 25, 2021	D	September 30, 2021	$55	$9.31	5,933
August 25, 2021	I	September 30, 2021	$291	$9.32	31,255
November 26, 2021	S	December 30, 2021	$150	$9.33	16,129
November 26, 2021	D	December 30, 2021	$51	$9.34	5,394
November 26, 2021	I	December 30, 2021	$1,213	$9.34	129,828

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of December 31,2021 and December 31, 2020:

	December 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Promissory Note	$250,000	$-	$250,000	$-
Revolving Credit Facility	750,000	451,170	298,830	445,188
SPV Asset Facility I	550,000	301,282	33,740	298,015
SPV Asset Facility II	1,000,000	446,000	83,678	438,637
September 2026 Notes	350,000	350,000	-	343,971
Total Debt	$2,900,000	$1,548,452	$666,248	$1,525,811

_______________

(1)
The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)
The carrying value of our Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, and September 2026 Notes is presented net of unamortized debt issuance costs of $6.0 million, $3.3 million, $7.4 million, and $6.0 million, respectively.

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

On March 31, 2021, we entered into an amendment to the Original Loan Agreement to increase the aggregate amount that could be borrowed pursuant to the Promissory Note from $50 million to $75 million. The Original Loan Agreement was amended and restated (as amended through the date hereof, the "Loan Agreement") on May 12, 2021. On August 26, 2021, we entered into an amendment to the Loan Agreement to increase the aggregate amount that could be borrowed pursuant to the Promissory Note from $75 million to $100 million. On September 13, 2021, we entered into a second amendment to the Loan Agreement to increase the aggregate amount that could be borrowed pursuant to the Promissory Note from $100 million to $250 million and extended the maturity date to February 28, 2023. On March 8, 2022, we entered into a third amendment to the Loan Agreement to modify the manner in which interest is calculated. We may re-borrow any amount repaid; however there is no funding commitment between Feeder FIC Debt and us.

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

The interest rate on amounts borrowed pursuant to the Promissory Notes after May 12, 2021 but prior to March 8, 2022 was based on the lesser of the rate of interest for an ABR Loan or a Eurodollar Loan under the Credit Agreement dated as of April 15, 2021, as amended or supplemented from time to time, by and among the Adviser, as borrower, the several lenders from time to time party thereto, MUFG Union Bank, N.A., as Collateral Agent and MUFG Bank, Ltd., as Administrative Agent.

The interest rate on amounts borrowed pursuant to the Promissory Notes after March 8, 2022 is based on the lesser of the rate of interest for a SOFR Loan or an ABR Loan under the Credit Agreement dated as of December 7, 2021, as amended or supplemented from time to time, by and among Blue Owl Finance LLC, as Borrower, Blue Owl Capital Holdings LP and Blue Owl Capital Carry LP as Parent Guarantors, the Subsidiary Guarantors party thereto, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank,

N.A., Wells Fargo Bank, National Association and Sumitomo Mitsui Banking Corporation, as Co-Documentation Agents and MUFG Bank, Ltd., as Administrative Agent.

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

Revolving Credit Facility

On April 14, 2021, we entered into a Senior Secured Revolving Credit Agreement (as amended through the date hereof, the “Revolver”). The parties to the Facility include us, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), the issuing banks from time to time party thereto (each an "Issuing Bank" and collectively, the "Issuing Banks"), Sumitomo Mitsui Banking Corporation as Administrative Agent, Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A. as Joint Lead Arrangers, Joint Book Runners and Syndication Agents, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as Documentation Agents.

On September 30, 2021, we entered into an amendment to the Revolver to among other things, (i) change the rate under the Revolver for borrowings denominated in Sterling from a LIBOR-based rate to daily simple SONIA (Sterling Overnight Index Average) subject to certain adjustments specified in the Revolver and (ii) change the rate under the Revolver for borrowings denominated in Swiss Francs from a LIBOR-based rate to SARON (Swiss Average Rate Overnight) subject to certain adjustments specified in the Revolver. The other material terms of the Revolver were unchanged

The Revolver is guaranteed by OR Lending IC LLC, our subsidiary, and will be guaranteed by certain domestic subsidiaries of ours that are formed or acquired by us in the future (collectively, the “Guarantors”). Proceeds of the Revolver may be used for general corporate purposes, including the funding of portfolio investments.

The maximum principal amount of the Revolver is $750,000,000 (increased from $600,000,000 on December 21, 2021), subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolver may be increased to $1,100,000,000 through the exercise by the Borrower of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolver is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions, and includes a $50,000,000 limit for swingline loans.

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

SPV Asset Facility I

On September 16, 2021 (the “SPV Asset Facility I Closing Date”), Core Income Funding I LLC ("Core Income Funding I”), a Delaware limited liability company and newly formed wholly-owned subsidiary of ours entered into a Credit Agreement (as amended through the date hereof, the “SPV Asset Facility I”), with Core Income Funding I, as borrower, the lenders from time to time parties thereto (the “Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company as Collateral Agent and Alter Domus (US) LLC as Document Custodian.

On December 27, 2021, the parties to the SPV Asset Facility I amended certain terms of the facility, including increasing the Total Revolving Commitment under the SPV Asset Facility I from $300 million to $350 million and the Total Term Commitment under the SPV Asset Facility I from $0 to $200 million and adding additional parties as lenders. The following describes the terms of SPV Asset Facility I as amended through December 27, 2021.

From time to time, we expect to sell and contribute certain investments to Core Income Funding I pursuant to a Sale and Contribution Agreement by and between us and Core Income Funding I. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by Core Income Funding I, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Core Income Funding I through its ownership of Core Income Funding I. The maximum principal amount of the Credit Facility is $550 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of Core Income Funding I’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

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

Borrowings of Core Income Funding I are considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

SPV Asset Facility II

On October 5, 2021, Core Income Funding II LLC (“Core Income Funding II”), a Delaware limited liability company and our newly formed subsidiary entered into a loan and financing and servicing agreement (as amended through the date here of, the “SPV Asset Facility II”), with Core Income Funding II, as borrower, us, as equityholder and service provider, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as collateral agent, and Alter Domus (US) LLC as collateral custodian.

On October 27, 2021, the parties to the SPV Asset Facility II amended certain terms of the facility, including increasing the aggregate commitment of the Lenders under the Facility from $500 million to $1 billion. The following describes the terms of SPV Asset Facility II as amended through December 20, 2021.

From time to time, we expect to sell and contribute certain loan assets to Core Income Funding II pursuant to a Sale and Contribution Agreement by and between us and Core Income Funding II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by Core Income Funding II, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Core Income Funding II through our ownership of Core Income Funding II. The maximum principal amount of the SPV Asset Facility II is $1 billion; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Core Income Funding II’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits and collateral quality tests.

The SPV Asset Facility II provides for the ability to borrow, reborrow, repay and prepay advances under the SPV Asset Facility II for a period of up to three years after the Closing Date unless such period is extended or accelerated under the terms of the SPV Asset Facility II (the “Revolving Period”). Unless otherwise extended, accelerated or terminated under the terms of the SPV Asset Facility II, the SPV Asset Facility II will mature on the date that is two years after the last day of the Revolving Period (the “Facility Termination Date”). Prior to the Facility Termination Date, proceeds received by Core Income Funding II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding advances, and the excess may be returned to us, subject to certain conditions. On the Facility Termination Date, Core Income Funding II must pay in full all outstanding fees and expenses and all principal and interest on outstanding advances, and the excess may be returned to us.

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

The September 2026 Notes were issued pursuant to an Indenture dated as of September 23, 2021 (the “Base Indenture”), between us and Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of September 23, 2021 (the “First Supplemental Indenture” and together with the Base Indenture, the “September 2026 Indenture”), between us and the Trustee. The September 2026 Notes will mature on September 23, 2026 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the September 2026 Indenture. The September 2026 Notes initially bear interest at a rate of 3.125% per year payable semi-annually on March 23 and September 23 of each year, commencing on March 23, 2022. Concurrent with the issuance of the September 2026 Notes, we entered into a Registration Rights (the "September 2026 Registration Rights Agreement") Agreement for the benefit of the purchasers of the September 2026 Notes. Pursuant to the September 2026 Registration Rights Agreement, we are obligated to file a registration statement with the SEC with respect to an offer to exchange the September 2026 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the September 2026 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use our commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the September 2026 Notes. If we fail to satisfy our registration obligations under the September 2026 Registration Rights Agreement, we will be required to pay additional interest to the holders of the September 2026 Notes. The September 2026 Notes will be our direct, general unsecured obligations and will rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the September 2026 Notes. The September 2026 Notes will rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior. The September 2026 Notes will rank effectively subordinated, or junior, to any of the our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The

September 2026 Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of December 31, 2021 and 2020, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2021	December 31, 2020
($ in thousands)
ACR Group Borrower, LLC	First lien senior secured revolving loan	$875	$—
Alera Group, Inc.	First lien senior secured delayed draw term loan	47,273	—
Apex Group Treasury, LLC	Second lien senior secured delayed draw term loan	6,618	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	4,255	—
Associations, Inc.	First lien senior secured delayed draw term loan A	4,829	—
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan B	2,591	—
AxiomSL Group, Inc.	First lien senior secured revolving loan	2,145	—
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan C	8,803	—
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	4,401	212
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	4,372	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,593	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	47	—
BW Holding, Inc. (dba Brook & Whittle)	First lien senior secured delayed draw term loan	4,184	—
Brightway Holdings, LLC	First lien senior secured revolving loan	2,105	107
Canadian Hospital Specialties Ltd.	First lien senior secured delayed draw term loan	939	—
Canadian Hospital Specialties Ltd.	First lien senior secured revolving loan	388	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	4,400	—
CivicPlus, LLC	First lien senior secured revolving loan	880	—

Portfolio Company	Investment	December 31, 2021	December 31, 2020
($ in thousands)
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	88	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	20,519	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	7,407	—
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	9,553	—
Dodge Data & Analytics LLC	First lien senior secured revolving loan	125	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	1,955	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	10,605	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	676	—
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	19,678	—
Fortis Solutions Group, LLC	First lien senior secured revolving loan	6,747	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	791	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,182	—
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	10,317	96
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	5,159	—
Global Music Rights, LLC	First lien senior secured revolving loan	7,500	—
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	870	99
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	881	65
Granicus, Inc.	First lien senior secured revolving loan	161	—
Granicus, Inc.	First lien senior secured delayed draw term loan	136	—
Guidehouse Inc.	First lien senior secured revolving loan	7,018	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	96	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	20,239	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	29	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan E	80	—
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	14,861	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	1,806	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	5,081	—
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	8,469	393

Portfolio Company	Investment	December 31, 2021	December 31, 2020
($ in thousands)
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	401	103
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	9,559	—
Lignetics Investment Corp.	First lien senior secured revolving loan	9,559	—
Medline Borrower, LP	First lien senior secured revolving loan	2,020	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,765	—
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	15,819	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	4,746	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	1,375	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	2,264	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,571	—
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	7,140	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	31,034	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	4,655	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	3,627	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	2,570	—
Pluralsight, LLC	First lien senior secured revolving loan	392	—
QAD, Inc.	First lien senior secured revolving loan	6,000	—
Quva Pharma, Inc.	First lien senior secured revolving loan	455	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	2,789	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,673	—
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	11	—
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	10,667	—
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	92	—
Relativity ODA LLC	First lien senior secured revolving loan	435	—
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	950	—
The Shade Store, LLC	First lien senior secured revolving loan	6,818	—
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	1,052	—

Portfolio Company	Investment	December 31, 2021	December 31, 2020
($ in thousands)
Southern Air & Heat Holdings, LLC	First lien senior secured revolving loan	282	—
Sovos Compliance, LLC	First lien senior secured delayed draw term loan	1,104	—
Tahoe Finco, LLC	First lien senior secured revolving loan	6,279	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	714	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	2,041	—
Troon Golf, L.L.C.	First lien senior secured revolving loan	7,207	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,078	—
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	142	—
When I Work, Inc.	First lien senior secured revolving loan	4,164	—
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	3,073	—
Total Unfunded Portfolio Company Commitments		$422,808	$1,075

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

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of us in the amount of $2.7 million for the year ended December 31, 2021, of which $2.7 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $2.3 million for the period from April 22, 2020 (Inception) to December 31, 2020, of which $0.2 million has been charged to the Company pursuant to the Investment Advisory Agreement.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2021, management was not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities and unsecured notes as of December 31, 2021, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Promissory Note	$—	$—	$—	$—	$—
Revolving Credit Facility	451,170	—	—	451,170	—
SPV Asset Facility I	301,282	—	—	—	301,282
SPV Asset Facility II	446,000	—	—	446,000	—
September 2026 Notes	350,000	—	—	350,000	—
Total Contractual Obligations	$1,548,452	$—	$—	$1,247,170	$301,282

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

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as described in “ITEM 1A. – RISK FACTORS.”

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

Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurred. In addition to using the above inputs in investment valuations, we apply the valuation policy approved by our Board that is consistent with ASC 820. Consistent with the valuation policy, we evaluate the source of the inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), we subject those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, we, or the independent valuation firm(s), review pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.

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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. PIK dividends represent accrued dividends that are added to the shares held of the equity investment on the respective interest payment dates rather than being paid in cash and generally becomes due at a certain trigger date. For the years ended December 31, 2021 and 2020, PIK interest earned was $5.2 million and $2 thousand, representing approximately 8.0% and 2.9% of total investment income, respectively. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We also have elected to be treated as a RIC under the Code beginning with our taxable year ended December 31, 2020, and intend to qualify for tax treatment as a RIC. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as distributions. Rather, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements.

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

Recent Developments

Director Resignation

On January 24, 2022, Brian Finn notified the Company of his intention to resign as a director of the Company, effective February 23, 2022. Mr. Finn served on the Company’s Board since 2020 and served as a member of the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee of the Board. Mr. Finn’s decision to resign was based on a desire to pursue other opportunities and not the result of any disagreement relating to the Company’s operations, policies or practices. On February 23, 2022, the Board accepted Mr. Finn's resignation and voted to reduce the size of the Board from seven to six directors.

2027 Notes

On February 8, 2022, we issued $500 million aggregate principal amount of 4.70% notes due 2027 (the “2027 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The 2027 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

The 2027 Notes were issued pursuant to the Base Indenture and a Second Supplemental Indenture, dated as of February 8, 2022 (the “Second Supplemental Indenture” and together with the Base Indenture, the “2027 Indenture”), between us and the Trustee. The 2027 Notes will mature on February 8, 2027 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the 2027 Indenture. The 2027 Notes initially bear interest at a rate of 4.70% per year payable semi-annually on February 8 and August 8 of each year, commencing on August 8, 2022. Concurrent with the issuance of the 2027 Notes we entered into a Registration Rights Agreement (the “2027 Registration Rights Agreement”) for the benefit of the purchasers of the 2027 Notes. Pursuant to the 2027 Registration Rights Agreement we are obligated to file a registration statement with the SEC with respect to an offer to exchange the 2027 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the 2027 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use our commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the 2027 Notes. If we fail to satisfy its registration obligations under the 2027 Registration Rights Agreement, we will be required to pay additional interest to the holders of the 2027 Notes.

The 2027 Notes will be our direct, general unsecured obligations and will rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the 2027 Notes. The 2027 Notes will rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior to the 2027 Notes. The 2027 Notes will rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The 2027 Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

The 2027 Indenture contains certain covenants, including covenants requiring us to (i) comply with asset coverage requirements of the 1940 Act, whether or not we are subject to those requirements, and (ii) provide financial information to the holders of the 2027 Notes and the Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Indenture.

In addition, if a change of control repurchase event, as defined in the 2026 Indenture, occurs prior to maturity, holders of the 2027 Notes will have the right, at their option, to require us to repurchase for cash some or all of the 2027 Notes at a repurchase price equal to 100% of the aggregate principal amount of the Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

Amendment to SPV Asset Facility II

On February 18, 2022, Core Income Funding II entered into an amendment to SPV Asset Facility II that, among other changes, reallocated commitments of the lenders under SPV Asset Facility II and converted the benchmark rate of the facility from LIBOR to term SOFR.

Dividend

On February 23, 2022, our Board declared regular monthly distributions for April 2022 through June 2022. The regular monthly cash distributions, each in the gross amount of $0.05580000, $0.05580000, and $0.05580000 per share, are payable on May 31, 2022, June 30, 2022, and July 29, 2022 to shareholders of records of April 30, 2022, May 31, 2022, and June 30, 2022, respectively.

Amendment to Revolving Credit Facility

On February 28, 2022, we entered into a Second Amendment to the Revolving Credit Facility. The amendment amended the Revolving Credit Facility to, among other things, (i) increase the aggregate commitments under the Revolving Credit Facility to $1,175 million, (ii) increase the accordion feature, which allows us, under certain circumstances, to increase the size of the Revolving Credit Facility, to a maximum of $1,300 million, (iii) change the rate under the Revolving Credit Facility for borrowings denominated in U.S. Dollar from a LIBOR-based rate to SOFR (Secured Overnight Financing Rate) subject to certain adjustments specified in the Revolving Credit Facility.

Amendment to Promissory Note

On March 8, 2022, we entered into a third amendment to the Loan Agreement with Feeder FIC Debt to modify the manner in which interest is calculated. The interest rate on amounts borrowed pursuant to the Promissory Notes after March 8, 2022 is based on the lesser of the rate of interest for a SOFR Loan or an ABR Loan under the Credit Agreement dated as of December 7, 2021, as amended or supplemented from time to time, by and among Blue Owl Finance LLC, as Borrower, Blue Owl Capital Holdings LP and Blue Owl Capital Carry LP as Parent Guarantors, the Subsidiary Guarantors party thereto, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association and Sumitomo Mitsui Banking Corporation, as Co-Documentation Agents and MUFG Bank, Ltd., as Administrative Agent.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

As of December 31, 2021, 98.7% of our debt investments based on fair value were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.75%.

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$74.8	$36.0	$38.8
Up 200 basis points	$44.4	$24.0	$20.4
Up 100 basis points	$14.1	$12.0	$2.1
Up 50 basis points	$1.8	$6.0	$(4.2)
Down 25 basis points	$(0.1)	$(2.5)	$2.4
Down 50 basis points	$(0.1)	$(2.5)	$2.4

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

We have material contracts that are indexed to USD-LIBOR and are monitoring this activity, evaluating the related risks and our exposure, and adding alternative language to contracts, where necessary. Certain contracts have an orderly market transition already in process. However, it is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Assets and Liabilities as of December 31, 2021 and 2020	F-3
Consolidated Statements of Operations for the year ended December 31, 2021 and for the period from November 10, 2020 (Commencement of operations) to December 31, 2020	F-4
Consolidated Schedules of Investments as of December 31, 2021 and 2020	F-5
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2021 and for the period from November 10, 2020 (Commencement of operations) to December 31, 2020	F-17
Consolidated Statements of Cash Flows for the year ended December 31, 2021 and for the period from November 10, 2020 (Commencement of operations) to December 31, 2020	F-18
Notes to Consolidated Financial Statements	F-19

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Owl Rock Core Income Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Owl Rock Core Income Corp. and subsidiaries (the Company), including the consolidated schedules of investments as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2021 and for the period from November 10, 2020 (commencement of operations) to December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2021 and for the period from November 10, 2020 (commencement of operations) to December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2021 and 2020, by correspondence with custodians, portfolio companies, agents, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

New York, New York
March 9, 2022

Owl Rock Core Income Corp.

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $3,116,897 and $14,378, respectively)	$3,120,372	$14,376
Cash	21,459	8,153
Interest receivable	19,034	60
Prepaid expenses and other assets	2,883	21
Total Assets	$3,163,748	$22,610
Liabilities
Debt (net of unamortized debt issuance costs of $22,641 and $0, respectively)	$1,525,811	$10,000
Distribution payable	9,005	—
Payable for investments purchased	27,363	—
Payables to affiliates	9,121	191
Tender offer payable	1,413	—
Accrued expenses and other liabilities	10,307	146
Total Liabilities	1,583,020	10,337
Commitments and contingencies (Note 7)
Net Assets
Class S Common shares $0.01 par value, 1,000,000,000 shares authorized; 60,700,920 and 0 shares issued and outstanding, respectively	607	—
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 18,552,331 and 0 shares issued and outstanding, respectively	186	—
Class I Common shares $0.01 par value, 1,000,000,000 shares authorized; 90,103,200 and 1,300,100 shares issued and outstanding, respectively	901	13
Additional paid-in-capital	1,574,366	12,420
Distributable earnings (losses)	4,668	(160)
Total Net Assets	1,580,728	12,273
Total Liabilities and Net Assets	$3,163,748	$22,610
Net Asset Value Per Class S Share(1)	$9.33	—
Net Asset Value Per Class D Share(1)	$9.33	—
Net Asset Value Per Class I Share	$9.34	$9.44

(1)
There were no Class S or Class D shares of common stock outstanding as of December 31, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Core Income Corp.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2021	2020(1)(2)
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income (excluding payment-in-kind ("PIK") interest income)	$55,530		$60
PIK interest income	5,212		2
Other income	4,101		7
Total investment income from non-controlled, non-affiliated investments	64,843		69
Total Investment Income	64,843		69
Operating Expenses
Initial organization	273		195
Offering costs	2,972		—
Interest expense	14,257		4
Management fees	3,632		14
Performance based incentive fees	5,257		—
Professional fees	1,955		144
Directors' fees	1,059		215
Shareholder servicing fees	1,292		—
Other general and administrative	2,780		237
Total Operating Expenses	33,477		809
Management fees waived (Note 3)	(52)		(14)
Expense Support (Note 3)	(2,578)		—
Recoupment of expense support (Note 3)	2,578		—
Net Operating Expenses	33,425		795
Net Investment Income (Loss) Before Taxes	31,418		(726)
Excise tax	11		-
Net Investment Income (Loss) After Taxes	31,407		(726)
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$3,566		$(2)
Translation of assets and liabilities in foreign currencies	(2)		—
Total Net Change in Unrealized Gain (Loss)	3,564		(2)
Net realized gain (loss):
Non-controlled, non-affiliated investments	923		—
Foreign currency transactions	(4)		—
Total Net Realized Gain (Loss)	919		—
Total Net Realized and Change in Unrealized Gain (Loss)	4,483		(2)
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$35,890		$(728)
Net Increase (Decrease) in Net Assets Resulting from Operations- Class S Common Stock	$9,605		$—
Net Increase (Decrease) in Net Assets Resulting from Operations- Class D Common Stock	$4,412		$—
Net Increase (Decrease) in Net Assets Resulting from Operations- Class I Common Stock	$21,873		$(728)
Earnings Per Share - Basic and Diluted of Class S Common Stock	$0.66	$
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	14,469,872		-
Earnings Per Share - Basic and Diluted of Class D Common Stock	$0.72	$
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted	6,090,894		-
Earnings Per Share - Basic and Diluted of Class I Common Stock	$0.73		$(0.71)
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	30,150,794		1,030,869

(1)
The Company commenced operations on November 10, 2020.
(2)
There were no Class S or Class D shares of common stock outstanding for the year ended December 31, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Core Income Corp.

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(25)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(20)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(5)
Advertising and media
Global Music Rights, LLC(8)(16)	First lien senior secured loan	L + 5.75%	8/28/2028	$84,375	$82,754	$82,688	5.2%
Global Music Rights, LLC(13)(14)(16)	First lien senior secured revolving loan	L + 5.75%	8/27/2027	—	(141)	(150)	—%
IRI Holdings, Inc.(6)(16)(17)	First lien senior secured loan	L + 4.25%	12/1/2025	4,974	4,980	4,968	0.3%
				89,349	87,593	87,506	5.5%
Aerospace and Defense
Bleriot US Bidco Inc.(8)(16)(17)	First lien senior secured loan	L + 4.00%	10/30/2026	4,975	4,975	4,966	0.3%
Peraton Corp.(6)(17)	First lien senior secured loan	L + 3.75%	2/1/2028	4,963	4,974	4,961	0.3%
Peraton Corp.(6)(16)	Second lien senior secured loan	L + 7.75%	2/1/2029	5,000	4,932	4,975	0.3%
				14,938	14,881	14,902	0.9%
Automotive
Mavis Tire Express Services Topco Corp.(6)(17)	First lien senior secured loan	L + 4.00%	5/4/2028	9,950	9,904	9,950	0.6%
				9,950	9,904	9,950	0.6%
Buildings and real estate
Associations, Inc.(8)(16)	First lien senior secured loan	L + 6.50% (incl. 2.50% PIK)	7/2/2027	121,391	120,001	120,175	7.5%
Associations, Inc.(13)(14)(16)	First lien senior secured revolving loan	L + 6.50%	7/2/2027	—	(44)	(48)	—%
Dodge Data & Analytics LLC(9)(16)	First lien senior secured loan	L + 7.50%	4/14/2026	2,149	2,111	2,213	0.1%
Dodge Data & Analytics LLC(13)(14)(16)	First lien senior secured revolving loan	L + 7.50%	4/14/2026	—	(2)	—	—%
REALPAGE, INC.(6)(16)	Second lien senior secured loan	L + 6.50%	4/23/2029	2,500	2,465	2,529	0.2%
				126,040	124,531	124,869	7.8%
Business services
Denali BuyerCo, LLC (dba Summit Companies)(8)(16)	First lien senior secured loan	L + 6.00%	9/15/2028	97,901	96,587	96,922	6.1%
Denali BuyerCo, LLC (dba Summit Companies)(8)(13)(15)(16)	First lien senior secured delayed draw term loan	L + 6.00%	9/15/2023	4,173	4,014	4,131	0.3%
Denali BuyerCo, LLC (dba Summit Companies)(13)(14)(16)	First lien senior secured revolving loan	L + 6.00%	9/15/2027	-	(70)	(74)	—%
Diamondback Acquisition, Inc. (dba Sphera)(6)(16)	First lien senior secured loan	L + 5.50%	9/13/2028	47,827	46,904	46,871	3.0%
Diamondback Acquisition, Inc. (dba Sphera)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 5.50%	9/13/2023	-	(91)	(96)	—%
Hercules Borrower, LLC (dba The Vincit Group)(8)(16)	First lien senior secured loan	L + 6.50%	12/15/2026	816	805	816	0.1%
Hercules Borrower, LLC (dba The Vincit Group)(8)(16)	First lien senior secured loan	L + 5.50%	12/15/2026	2,215	2,194	2,193	0.1%
Hercules Borrower, LLC (dba The Vincit Group)(13)(15)(16)	First lien senior secured delayed draw term loan	L + 5.50%	9/10/2023	-	-	-	—%
Hercules Borrower, LLC (dba The Vincit Group)(13)(14)(16)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	—	(1)	—	—%
Hercules Buyer, LLC (dba The Vincit Group)(16)(23)(24)	Unsecured notes	0.48% PIK	12/14/2029	24	24	24	—%
KPSKY Acquisition, Inc. (dba BluSky)(6)(16)	First lien senior secured loan	L + 5.50%	10/19/2028	76,315	74,824	74,789	4.7%
KPSKY Acquisition, Inc. (dba BluSky)(12)(13)(15)(16)	First lien senior secured delayed draw term loan	P + 4.50%	10/19/2023	4,361	4,233	4,230	0.3%
Packers Holdings, LLC(9)(17)	First lien senior secured loan	L + 3.25%	3/9/2028	4,269	4,250	4,239	0.3%
				237,901	233,673	234,045	14.9%

Owl Rock Core Income Corp.

Consolidated Schedule of Investments (Continued)

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(25)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(20)	Fair Value	Percentage of Net Assets
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(9)(16)	Second lien senior secured loan	L + 7.75%	11/24/2028	1,000	987	1,000	0.1%
Gaylord Chemical Company, L.L.C.(8)(16)	First lien senior secured loan	L + 6.50%	3/30/2027	104,356	103,339	103,835	6.6%
Gaylord Chemical Company, L.L.C.(13)(14)(16)	First lien senior secured revolving loan	L + 6.50%	3/30/2026	—	(7)	(4)	—%
Gaylord Chemical Company, L.L.C.(13)(14)(16)	First lien senior secured revolving loan	L + 6.50%	3/30/2026	—	(31)	(16)	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(8)(16)	First lien senior secured loan	L + 5.75%	4/22/2027	2,347	2,299	2,300	0.1%
Velocity HoldCo III Inc. (dba VelocityEHS)(13)(14)(16)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	—	(3)	(3)	—%
				107,703	106,584	107,112	6.8%
Consumer products
ConAir Holdings LLC(8)(16)	Second lien senior secured loan	L + 7.50%	5/17/2029	32,500	32,003	32,500	2.1%
Lignetics Investment Corp.(8)(16)	First lien senior secured loan	L + 6.00%	11/1/2027	76,471	75,537	75,515	4.8%
Lignetics Investment Corp.(13)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 6.00%	11/1/2023	—	(116)	(119)	—%
Lignetics Investment Corp.(8)(13)(16)	First lien senior secured revolving loan	L + 6.00%	11/1/2026	1,912	1,773	1,768	0.1%
Olaplex, Inc.(6)(16)	First lien senior secured loan	L + 6.25%	1/8/2026	968	960	968	0.1%
				111,851	110,157	110,632	7.1%
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging)(8)(16)	First lien senior secured loan	L + 5.75%	10/2/2028	50,206	49,718	49,704	3.1%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(8)(13)(16)	First lien senior secured revolving loan	L + 5.75%	9/30/2027	851	802	800	0.1%
BW Holding, Inc. (dba Brook & Whittle)(8)(16)	First lien senior secured loan	L + 4.00%	12/14/2028	15,816	15,658	15,658	1.0%
BW Holding, Inc. (dba Brook & Whittle)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 4.00%	12/17/2023	—	(21)	(21)	—%
Fortis Solutions Group, LLC(8)(16)	First lien senior secured loan	L + 5.50%	10/13/2028	48,576	47,631	47,604	3.0%
Fortis Solutions Group, LLC(13)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 5.50%	10/13/2023	—	(191)	(197)	—%
Fortis Solutions Group, LLC(13)(14)(16)	First lien senior secured revolving loan	L + 5.50%	10/15/2027	—	(130)	(135)	—%
Pregis Topco LLC(6)(16)	Second lien senior secured loan	L + 6.75%	8/1/2029	30,000	30,000	30,000	1.9%
Pregis Topco LLC(6)(16)	Second lien senior secured loan	L + 8.00%	8/1/2029	2,500	2,500	2,500	0.2%
Ring Container Technologies Group, LLC(6)(16)(17)	First lien senior secured loan	L + 3.75%	8/12/2028	5,000	4,988	5,005	0.3%
				152,949	150,955	150,918	9.6%
Distribution
Dealer Tire, LLC(6)(16)(17)	First lien senior secured loan	L + 4.25%	12/12/2025	5,077	5,086	5,069	0.3%
Individual Foodservice Holdings, LLC(9)(16)	First lien senior secured loan	L + 6.25%	11/21/2025	44,758	44,324	44,534	2.8%
Individual Foodservice Holdings, LLC(9)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 6.25%	6/30/2022	70	(73)	(5)	—%
Individual Foodservice Holdings, LLC(6)(13)(16)	First lien senior secured revolving loan	L + 6.25%	11/22/2024	4	3	3	—%
SRS Distribution, Inc.(9)(16)(17)	First lien senior secured loan	L + 3.75%	6/2/2028	4,988	4,953	4,972	0.3%
				54,897	54,293	54,573	3.4%
Education
Pluralsight, LLC(9)(16)	First lien senior secured loan	L + 8.00%	4/6/2027	6,255	6,196	6,191	0.4%
Pluralsight, LLC(13)(14)(16)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	—	(3)	(4)	—%
				6,255	6,193	6,187	0.4%

Owl Rock Core Income Corp.

Consolidated Schedule of Investments (Continued)

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(25)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(20)	Fair Value	Percentage of Net Assets
Financial services
AxiomSL Group, Inc.(8)(16)	First lien senior secured loan	L + 6.00%	12/3/2027	35,185	34,846	34,921	2.2%
AxiomSL Group, Inc.(13)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 6.00%	7/21/2023	—	(10)	—	—%
AxiomSL Group, Inc.(13)(14)(16)	First lien senior secured revolving loan	L + 6.00%	12/3/2025	—	(24)	(19)	—%
Hg Saturn Luchaco Limited(11)(16)(18)	Unsecured facility	S + 7.50% PIK	3/30/2026	2,114	2,140	2,092	0.1%
Muine Gall, LLC(9)(16)(18)(22)	First lien senior secured loan	L + 7.00% PIK	9/21/2024	86,771	86,891	86,771	5.5
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(16)	First lien senior secured loan	L + 5.75%	9/6/2025	8,559	8,478	8,504	0.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(13)(15)(16)	First lien senior secured delayed draw term loan	L + 5.75%	10/2/2023	1,680	1,646	1,669	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(13)(14)(16)	First lien senior secured revolving loan	L + 5.75%	9/6/2025	—	(8)	(4)	—%
				134,309	133,959	133,934	8.4%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(9)(16)	First lien senior secured loan	L + 4.00%	9/5/2028	14,000	13,860	13,965	0.9%
Balrog Acquisition, Inc. (dba Bakemark)(9)(16)	Second lien senior secured loan	L + 7.00%	9/3/2029	6,000	5,951	5,950	0.4%
Shearer's Foods, LLC(6)(16)(17)	First lien senior secured loan	L + 3.50%	9/23/2027	4,920	4,920	4,900	0.3%
Sovos Brands Intermediate, Inc.(8)(16)(17)	First lien senior secured loan	L + 3.75%	6/8/2028	4,145	4,135	4,139	0.3%
Ultimate Baked Goods Midco, LLC(6)(16)	First lien senior secured loan	L + 6.25%	8/13/2027	16,500	16,109	16,087	1.0%
Ultimate Baked Goods Midco, LLC(12)(13)(16)	First lien senior secured revolving loan	P + 6.25%	8/13/2027	1,050	1,003	1,000	0.1%
				46,615	45,978	46,041	3.0%
Healthcare equipment and services
Canadian Hospital Specialties Ltd.(10)(16)	First lien senior secured loan	C + 4.25%	4/14/2028	3,530	3,509	3,486	0.2%
Canadian Hospital Specialties Ltd.(13)(14)(15)(16)	First lien senior secured delayed draw term loan	C + 4.50%	4/15/2023	—	(6)	(12)	—%
Canadian Hospital Specialties Ltd.(10)(13)(16)	First lien senior secured revolving loan	C + 4.25%	4/15/2027	82	75	69	—%
Medline Borrower, LP(6)(16)(17)	First lien senior secured loan	L + 3.25%	10/23/2028	25,000	24,880	24,990	1.6%
Medline Borrower, LP(13)(14)(16)	First lien senior secured revolving loan	L + 3.25%	10/21/2026	—	(44)	(45)	—%
Packaging Coordinators Midco, Inc.(8)(16)	Second lien senior secured loan	L + 7.00%	12/13/2029	53,918	52,247	52,840	3.3%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(7)(16)	First lien senior secured loan	L + 6.75%	1/31/2028	42,462	41,832	41,932	2.6%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(13)(14)(16)	First lien senior secured revolving loan	L + 6.75%	1/29/2026	—	(1)	(1)	—%
				124,992	122,492	123,259	7.7%
Healthcare providers and services
Ex Vivo Parent Inc. (dba OB Hospitalist)(8)(16)	First lien senior secured loan	L + 9.50%PIK	9/27/2028	30,503	29,909	29,893	1.9%
OB Hospitalist Group, Inc.(8)(16)	First lien senior secured loan	L + 5.50%	9/27/2027	61,657	60,469	60,424	3.8%
OB Hospitalist Group, Inc.(6)(13)(16)	First lien senior secured revolving loan	L + 5.50%	9/27/2027	853	700	693	—%
Phoenix Newco, Inc. (dba Parexel)(6)(16)(17)	First lien senior secured loan	L + 3.50%	11/15/2028	27,500	27,363	27,489	1.7%
Phoenix Newco, Inc. (dba Parexel)(6)(16)	Second lien senior secured loan	L + 6.50%	11/15/2029	135,000	133,666	133,650	8.5%
Quva Pharma, Inc.(9)(16)	First lien senior secured loan	L + 5.50%	4/12/2028	4,534	4,409	4,409	0.3%
Quva Pharma, Inc.(13)(14)(16)	First lien senior secured revolving loan	L + 5.50%	4/10/2026	—	(12)	(13)	—%
Refresh Parent Holdings, Inc.(8)(16)	First lien senior secured loan	L + 6.50%	12/9/2026	7,836	7,756	7,778	0.5%
Refresh Parent Holdings, Inc.(8)(13)(15)(16)	First lien senior secured delayed draw term loan	L + 6.50%	6/9/2022	380	375	377	—%

Owl Rock Core Income Corp.

Consolidated Schedule of Investments (Continued)

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(25)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(20)	Fair Value	Percentage of Net Assets
Refresh Parent Holdings, Inc.(13)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 6.50%	5/17/2023	—	(104)	(80)	—%
Refresh Parent Holdings, Inc.(8)(13)(16)	First lien senior secured revolving loan	P + 6.50%	12/9/2026	52	50	51	—%
				268,315	264,581	264,671	16.7%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(9)(16)	First lien senior secured loan	L + 5.75%	8/23/2028	54,310	53,480	53,441	3.4%
BCPE Osprey Buyer, Inc. (dba PartsSource)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 5.75%	8/23/2023	—	(223)	(147)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(13)(14)(16)	First lien senior secured revolving loan	L + 5.75%	8/21/2026	—	(69)	(74)	—%
GI Ranger Intermediate, LLC (dba Rectangle Health)(8)(16)	First lien senior secured loan	L + 6.00%	10/30/2028	18,238	17,881	17,873	1.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 6.00%	10/29/2023	—	(27)	(28)	—%
GI Ranger Intermediate, LLC (dba Rectangle Health)(13)(14)(16)	First lien senior secured revolving loan	L + 6.00%	10/29/2027	—	(32)	(33)	—%
Inovalon Holdings, Inc.(8)(16)	First lien senior secured loan	L + 5.75%	11/24/2028	79,270	77,313	77,289	4.9%
Inovalon Holdings, Inc.(13)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 5.75%	5/24/2024	—	(104)	(106)	—%
Inovalon Holdings, Inc.(8)(16)	Second lien senior secured loan	L + 10.50% PIK	11/24/2033	37,761	37,009	37,005	2.3%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(8)(16)(18)	First lien senior secured loan	L + 6.25%	8/21/2026	28,855	28,506	28,783	1.8%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(8)(13)(16)(18)	First lien senior secured revolving loan	L + 6.25%	8/21/2026	744	744	741	—%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(6)(16)(17)	First lien senior secured loan	L + 3.25%	3/10/2028	4,466	4,446	4,459	0.3%
				223,644	218,924	219,203	13.8%
Household products
Southern Air & Heat Holdings, LLC(8)(16)	First lien senior secured loan	L + 4.50%	10/1/2027	1,090	1,074	1,074	0.1%
Southern Air & Heat Holdings, LLC(8)(13)(15)(16)	First lien senior secured delayed draw term loan	L + 4.50%	10/1/2023	76	60	59	—%
Southern Air & Heat Holdings, LLC(13)(14)(16)	First lien senior secured revolving loan	L + 4.50%	10/1/2027	—	(4)	(4)	—%
Walker Edison Furniture Company LLC(8)(16)	First lien senior secured loan	L + 8.75% (incl. 3.00% PIK)	3/31/2027	9,994	9,994	9,494	0.6%
				11,160	11,124	10,623	0.7%
Human resource support services
Cornerstone OnDemand, Inc.(8)(17)	First lien senior secured loan	L + 3.75%	10/16/2028	20,000	19,902	19,922	1.3%
Cornerstone OnDemand, Inc.(9)(16)	Second lien senior secured loan	L + 6.50%	10/15/2029	44,583	43,927	43,915	2.8%
IG Investments Holdings, LLC (dba Insight Global)(8)(16)	First lien senior secured loan	L + 6.00%	9/22/2028	46,271	45,377	45,462	2.9%
IG Investments Holdings, LLC (dba Insight Global)(6)(13)(16)	First lien senior secured revolving loan	L + 6.00%	9/22/2027	1,806	1,737	1,743	0.1%
				112,660	110,943	111,042	7.1%
Infrastructure and environmental services
Aegion Corporation(8)	First lien senior secured loan	L + 4.75%	5/17/2028	4,988	4,965	5,003	0.3%
USIC Holdings, Inc.(6)(17)	First lien senior secured loan	L + 3.50%	5/12/2028	4,988	4,965	4,976	0.3%
USIC Holdings, Inc.(6)(16)	Second lien senior secured loan	L + 6.50%	5/14/2029	18,000	17,831	17,865	1.1%
				27,976	27,761	27,844	1.7%
Insurance
Alera Group, Inc.(6)(16)	First lien senior secured loan	L + 5.50%	10/2/2028	81,567	79,786	79,731	5.0%
Alera Group, Inc.(6)(13)(15)(16)	First lien senior secured delayed draw term loan	L + 5.50%	10/2/2023	22,412	21,449	21,316	1.3%
AssuredPartners, Inc.(6)(17)	First lien senior secured loan	L + 3.50%	2/12/2027	7,960	7,960	7,940	0.5%
Asurion, LLC(6)(16)(17)	Second lien senior secured loan	L + 5.25%	1/22/2029	48,000	47,543	47,770	3.0%
Brightway Holdings, LLC(8)(16)	First lien senior secured loan	L + 6.50%	12/15/2027	17,895	17,672	17,671	1.1%
Brightway Holdings, LLC(13)(14)	First lien senior secured revolving loan	L + 6.50%	12/15/2027	—	(26)	(26)	—%
Evolution BuyerCo, Inc. (dba SIAA)(8)(16)	First lien senior secured loan	L + 6.25%	4/28/2028	9,031	8,911	8,918	0.6%

Owl Rock Core Income Corp.

Consolidated Schedule of Investments (Continued)

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(25)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(20)	Fair Value	Percentage of Net Assets
Evolution BuyerCo, Inc. (dba SIAA)(8)(13)(15)(16)	First lien senior secured delayed draw term loan	L + 6.25%	4/28/2023	6,895	6,652	6,784	0.4%
Evolution BuyerCo, Inc. (dba SIAA)(13)(14)(16)	First lien senior secured revolving loan	L + 6.25%	4/30/2027	—	(9)	(8)	—%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(8)(16)	First lien senior secured loan	L + 9.50% PIK	7/24/2028	12,348	12,113	12,101	0.8%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(9)(16)	First lien senior secured loan	L + 6.00%	11/1/2028	45,235	44,791	44,782	2.8%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(9)(13)(15)(16)	First lien senior secured delayed draw term loan D	L + 6.00%	5/1/2023	7,986	7,907	7,906	0.5%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(13)(14)(16)	First lien senior secured revolving loan	L + 6.00%	11/1/2027	—	(25)	(26)	—%
PCF Midco II, LLC (dba PCF Insurance Services)(16)(24)	First lien senior secured loan	9.00% PIK	10/31/2031	44,340	40,169	40,128	2.5%
TEMPO BUYER CORP. (dba Global Claims Services)(8)(16)	First lien senior secured loan	L + 5.50%	8/26/2028	36,524	35,823	35,793	2.3%
TEMPO BUYER CORP. (dba Global Claims Services)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 5.50%	8/26/2023	—	(98)	(103)	—%
TEMPO BUYER CORP. (dba Global Claims Services)(13)(14)(16)	First lien senior secured revolving loan	L + 5.50%	8/26/2027	—	(97)	(103)	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)(16)	First lien senior secured loan	L + 5.50%	7/23/2027	15,055	14,771	14,754	0.9%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)(13)(14)(16)	First lien senior secured revolving loan	L + 5.50%	7/23/2027	18	(2)	(4)	—%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(6)(16)	First lien senior secured loan	L + 5.25%	12/22/2028	24,585	24,218	24,218	1.5%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(12)(13)(16)	First lien senior secured revolving loan	P + 4.25%	12/22/2027	341	290	290	—%
				380,192	369,798	369,832	23.2%
Internet software and services
Bayshore Intermediate #2, L.P. (dba Boomi)(8)(16)	First lien senior secured loan	L + 7.75%PIK	10/2/2028	19,121	18,702	18,690	1.2%
Bayshore Intermediate #2, L.P. (dba Boomi)(13)(14)(16)	First lien senior secured revolving loan	L + 6.75%	10/1/2027	—	(34)	(36)	—%
BCPE Nucleon (DE) SPV, LP(9)(16)	First lien senior secured loan	L + 7.00%	9/24/2026	1,333	1,316	1,327	0.1%
BCTO BSI Buyer, Inc. (dba Buildertrend)(8)(16)	First lien senior secured loan	L + 7.00%	12/23/2026	893	885	888	0.1%
BCTO BSI Buyer, Inc. (dba Buildertrend)(8)(13)(16)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	60	59	60	—%
CivicPlus, LLC(8)(16)	First lien senior secured loan	L + 6.00%	8/24/2027	9,387	9,297	9,293	0.6%
CivicPlus, LLC(13)(15)(16)	First lien senior secured delayed draw term loan	L + 6.00%	8/24/2023	—	—	—	—%
CivicPlus, LLC(13)(14)(16)	First lien senior secured revolving loan	L + 6.00%	8/24/2027	—	(8)	(9)	—%
EET Buyer, Inc. (dba e-Emphasys)(8)(16)	First lien senior secured loan	L + 5.75%	11/8/2027	19,545	19,355	19,350	1.2%
EET Buyer, Inc. (dba e-Emphasys)(13)(14)(16)	First lien senior secured revolving loan	L + 5.75%	11/8/2027	—	(19)	(20)	—%
GovBrands Intermediate, Inc.(8)(16)	First lien senior secured loan	L + 5.50%	8/4/2027	8,346	8,149	8,137	0.5%
GovBrands Intermediate, Inc.(6)(13)(15)(16)	First lien senior secured delayed draw term loan	L + 5.50%	8/4/2023	1,883	1,827	1,825	0.1%
GovBrands Intermediate, Inc.(13)(14)(16)	First lien senior secured revolving loan	L + 5.50%	8/4/2027	—	(21)	(22)	—%
Granicus, Inc.(8)(16)	First lien senior secured loan	L + 6.50%	1/29/2027	1,830	1,792	1,798	0.1%
Granicus, Inc.(13)(14)(16)	First lien senior secured revolving loan	L + 6.50%	1/29/2027	—	(3)	(3)	—%
Granicus, Inc.(8)(13)(15)(16)	First lien senior secured delayed draw term loan	L + 6.00%	1/30/2023	208	203	203	—%
GS Acquisitionco, Inc. (dba insightsoftware)(8)	First lien senior secured loan	L + 5.75%	5/22/2026	5,805	5,777	5,776	0.4%
GS Acquisitionco, Inc. (dba insightsoftware)(8)(13)(14)(15)	First lien senior secured delayed draw term loan	L + 5.75%	11/2/2022	—	(12)	(13)	—%
Help/Systems Holdings, Inc.(7)(16)(17)	First lien senior secured loan	L + 4.75%	11/19/2026	7,698	7,695	7,665	0.5%
Hyland Software, Inc.(6)	Second lien senior secured loan	L + 6.25%	7/7/2025	22,500	22,491	22,642	1.4%
Ivanti Software, Inc.(8)	Second lien senior secured loan	L + 7.25%	12/1/2028	19,000	18,906	18,905	1.2%
MessageBird BidCo B.V.(8)(16)(18)	First lien senior secured loan	L + 6.75%	4/29/2027	5,000	4,899	4,900	0.3%

Owl Rock Core Income Corp.

Consolidated Schedule of Investments (Continued)

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(25)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(20)	Fair Value	Percentage of Net Assets
Ministry Brands Holdings, LLC(8)(16)	First lien senior secured loan	L + 5.50%	12/29/2028	49,435	48,447	48,446	3.1%
Ministry Brands Holdings, LLC(13)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 5.50%	12/29/2023	—	(158)	(158)	—%
Ministry Brands Holdings, LLC(13)(14)(16)	First lien senior secured revolving loan	L + 5.50%	12/27/2027	—	(95)	(95)	—%
QAD, Inc.(8)(16)	First lien senior secured loan	L + 6.00%	11/5/2027	46,500	45,589	45,570	2.9%
QAD, Inc.(13)(14)(16)	First lien senior secured revolving loan	L + 6.00%	11/5/2027	—	(117)	(120)	—%
Proofpoint, Inc.(8)(16)	Second lien senior secured loan	L + 6.25%	9/1/2029	7,500	7,464	7,463	0.5%
Tahoe Finco, LLC(8)(16)(18)	First lien senior secured loan	L + 6.00%	9/29/2028	83,721	82,906	82,716	5.2%
Tahoe Finco, LLC(13)(14)(16)(18)	First lien senior secured revolving loan	L + 6.00%	10/1/2027	—	(60)	(75)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(9)(16)	First lien senior secured loan	L + 5.75%	6/30/2028	12,063	11,949	11,972	0.7%
Thunder Purchaser, Inc. (dba Vector Solutions)(13)(14)(16)	First lien senior secured revolving loan	L + 5.75%	6/30/2027	—	(7)	(5)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(13)(15)(16)	First lien senior secured delayed draw term loan	L + 5.75%	8/17/2023	—	—	—	—%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(9)(16)	First lien senior secured loan	L + 4.00%	7/28/2028	5,000	4,979	4,975	0.3%
When I Work, Inc.(8)	First lien senior secured loan	L + 6.00%	11/2/2027	22,206	21,988	21,983	1.4%
When I Work, Inc.(13)(14)	First lien senior secured revolving loan	L + 6.00%	11/2/2027	—	(40)	(42)	—%
				349,034	344,101	343,986	21.8%
Leisure and entertainment
Troon Golf, L.L.C.(8)(16)	First lien senior secured loan	L + 6.00%	8/5/2027	94,358	93,913	93,886	5.9%
Troon Golf, L.L.C.(13)(14)(16)	First lien senior secured revolving loan	L + 6.00%	8/5/2026	—	(33)	(36)	—%
				94,358	93,880	93,850	5.9%
Manufacturing
ACR Group Borrower, LLC(8)(16)	First lien senior secured loan	L + 4.25%	3/31/2028	4,104	4,050	4,063	0.3%
ACR Group Borrower, LLC(13)(14)(16)	First lien senior secured revolving loan	L + 4.50%	3/31/2026	—	(11)	(9)	—%
Engineered Machinery Holdings, Inc. (dba Duravant)(8)(16)(17)	First lien senior secured loan	L + 3.75%	5/19/2028	5,000	4,976	4,981	0.3%
Engineered Machinery Holdings, Inc. (dba Duravant)(8)	Second lien senior secured loan	L + 6.50%	5/21/2029	21,000	20,905	21,000	1.3%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)(16)	Second lien senior secured loan	L + 8.25%	12/29/2028	900	879	888	0.1%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(8)(16)	First lien senior secured loan	L + 5.75%	7/21/2027	40,969	40,584	40,559	2.6%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(8)(13)(15)(16)	First lien senior secured delayed draw term loan	L + 5.75%	7/21/2023	3,085	3,055	3,054	0.2%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(13)(14)(16)	First lien senior secured revolving loan	L + 5.75%	7/21/2027	—	(33)	(36)	—%
				75,058	74,405	74,500	4.8%
Professional Services
Apex Group Treasury, LLC(8)(16)(18)	Second lien senior secured loan	L + 6.75%	7/27/2029	5,000	4,952	4,950	0.3%
Apex Group Treasury, LLC(13)(15)(16)(18)	Second lien senior secured delayed draw term loan	L + 6.75%	6/30/2022	—	—	—	—%
Apex Group Treasury, LLC(8)(16)(18)	First lien senior secured loan	L + 3.75%	7/27/2028	4,988	4,976	4,975	0.3%
Guidehouse Inc.(6)(16)	First lien senior secured loan	L + 5.50%	10/16/2028	92,982	92,077	92,053	5.8%
Guidehouse Inc.(13)(16)	First lien senior secured revolving loan	L + 5.50%	10/15/2027	—	—	(70)	—%
Relativity ODA LLC(6)(16)	First lien senior secured loan	L + 7.50% PIK	5/12/2027	4,585	4,526	4,528	0.3%
Relativity ODA LLC(13)(14)(16)	First lien senior secured revolving loan	L + 6.50%	5/12/2027	—	(6)	(5)	—%
Sovos Compliance, LLC(6)(16)(17)	First lien senior secured loan	L + 4.50%	8/11/2028	6,396	6,380	6,408	0.4%
Sovos Compliance, LLC(13)(16)(17)	First lien senior secured delayed draw term loan	L + 4.50%	8/12/2023	—	—	—	—%
				113,951	112,905	112,839	7.1%

Owl Rock Core Income Corp.

Consolidated Schedule of Investments (Continued)

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(25)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(20)	Fair Value	Percentage of Net Assets
Specialty retail
Notorious Topco, LLC (dba Beauty Industry Group)(8)(16)	First lien senior secured loan	L + 6.50%	11/23/2027	60,915	60,015	60,002	3.8%
Notorious Topco, LLC (dba Beauty Industry Group)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 6.50%	11/23/2023	—	(54)	(22)	—%
Notorious Topco, LLC (dba Beauty Industry Group)(13)(16)	First lien senior secured revolving loan	L + 6.50%	5/24/2027	880	803	801	0.1%
Milan Laser Holdings LLC(8)(16)	First lien senior secured loan	L + 5.00%	4/27/2027	20,632	20,445	20,477	1.3%
Milan Laser Holdings LLC(13)(14)(16)	First lien senior secured revolving loan	L + 5.00%	4/27/2026	—	(15)	(13)	—%
The Shade Store, LLC(8)(16)	First lien senior secured loan	L + 6.00%	10/13/2027	68,182	67,355	67,330	4.3%
The Shade Store, LLC(13)(14)(16)	First lien senior secured revolving loan	L + 6.00%	10/13/2027	—	(81)	(85)	—%
				150,609	148,468	148,490	9.5%
Telecommunications
Park Place Technologies, LLC(6)(16)(17)	First lien senior secured loan	L + 5.00%	11/10/2027	993	958	989	0.1%
				993	958	989	0.1%
Transportation
Motus Group, LLC(8)(16)	Second lien senior secured loan	L + 6.50%	12/10/2029	10,000	9,901	9,900	0.6%
				10,000	9,901	9,900	0.6
Total non-controlled/non-affiliated portfolio company debt investments				$3,035,699	$2,988,942	$2,991,697	189.1%
Equity Investments
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(16)(18)(19)(21)	LP Interest	N/A	N/A	33,000	33,064	33,000	2.1%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(16)(19)	Series A Convertible Preferred Stock	7.00% PIK	N/A	10,769	10,928	11,215	0.7%
					43,992	44,215	2.8%
Buildings and real estate
Skyline Holdco B, Inc. (dba Dodge Data & Analytics)(16)(19)(21)	Series A Preferred Stock	N/A	N/A	143,963	216	238	—%
					216	238	—%
Business services
Denali Holding LP (dba Summit Companies)(16)(19)(21)	Class A Units	N/A	N/A	596,708	5,967	5,967	0.4%
Hercules Buyer LLC (dba The Vincit Group)(16)(19)(21)(23)	Common Units	N/A	N/A	10,000	11	12	—%
					5,978	5,979	0.4%
Consumer products
ASP Conair Holdings LP(16)(19)(21)	Class A Units	N/A	N/A	9,286	929	929	0.1%
					929	929	0.1%
Healthcare equipment and services
KPCI Holdings, L.P.(16)(19)(21)	Class A Units	N/A	N/A	30,425	2,313	2,675	0.1%
Patriot Holdings SCSp (dba Corza Health, Inc.)(16)(19)	Class A Units	8.00% PIK	N/A	982	991	991	0.1%
Patriot Holdings SCSp (dba Corza Health, Inc.)(16)(19)(21)	Class B Units	N/A	N/A	13,517	146	153	—%
					3,450	3,819	0.2%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(16)(19)(21)	Class A Units	N/A	N/A	3,520	3,520	3,520	0.2%
Restore OMH Intermediate Holdings, Inc.(16)(19)	Senior Preferred Stock	13.00% (PIK)	N/A	349	341	340	—%
					3,861	3,860	0.2%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)(16)(19)	Series A Preferred Stock	10.50% PIK	N/A	12,750	12,717	12,710	0.8%
					12,717	12,710	0.8%

Owl Rock Core Income Corp.

Consolidated Schedule of Investments (Continued)

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(25)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(20)	Fair Value	Percentage of Net Assets
Insurance
Evolution Parent, LP (dba SIAA)(16)(19)(21)	LP Interest	N/A	N/A	270	270	270	—%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(16)(19)(21)	LP Interest	N/A	N/A	421	422	421	—%
PCF Holdco, LLC (dba PCF Insurance Services)(16)(19)(21)	Class A Units	N/A	N/A	4,639,506	11,788	11,789	0.7%
PCF Holdco, LLC (dba PCF Insurance Services)(16)(19)(21)	Class A Warrants	N/A	N/A	1,398,737	3,547	3,547	0.2%
					16,027	16,027	0.9%
Internet software and services
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(16)(19)(21)	Common Units	N/A	N/A	1,729,438	1,729	1,729	0.1%
MessageBird Holding B.V.(16)(18)(19)(21)	Extended Series C Warrants	N/A	N/A	7,980	49	49	—%
Thunder Topco L.P. (dba Vector Solutions)(16)(19)(21)	Common Units	N/A	N/A	712,884	713	841	0.1%
WMC Bidco, Inc. (dba West Monroe)(16)(19)	Senior Preferred Stock	11.25% PIK	N/A	33,385	32,494	32,467	2.1%
BCTO WIW Holdings, Inc. (dba When I Work)(16)(19)(21)	Class A Common Stock	N/A	N/A	57,000	5,700	5,700	0.4%
					40,685	40,786	2.7%
Manufacturing
Gloves Holding, LP (dba Protective Industrial Products)(16)(19)(21)	LP Interest	N/A	N/A	100	100	112	—%
					100	112	—%
Total non-controlled/non-affiliated portfolio company equity investments					$127,955	$128,675	8.1%
Total Investments					$3,116,897	$3,120,372	197.2%

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
(6)
The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2021 was 0.10%.
(7)
The interest rate on these loans is subject to 2 month LIBOR, which as of December 31, 2021 was 0.15%
(8)
The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2021 was 0.21%.
(9)
The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2021 was 0.34%
(10)
The interest rate on these loans is subject to 3 month CDOR, which as of December 31, 2021 was 0.52%
(11)
The interest rate on these loans is subject to SONIA, which as of December 31, 2021 was 0.19%
(12)
The interest rate on these loans is subject to the Prime rate, which as of December 31, 2021 was 3.25%
(13)
Position or portion thereof is an unfunded loan commitment. See Note 7 “Commitments and Contingencies”.
(14)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(15)
The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(16)
Represents co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 "Agreements and Related Party Transactions".
(17)
Level 2 Investment.
(18)
This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2021, non-qualifying assets represented 7.9% of total assets as calculated in accordance with the regulatory requirements.

Owl Rock Core Income Corp.

Consolidated Schedule of Investments (Continued)

As of December 31, 2021

(Amounts in thousands, except share amounts)

(19)
Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted security” under the Securities Act. As of December 31, 2021, the aggregate fair value of these securities is $128.7 million, or 8.1% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
ASP Conair Holdings LP	Class A Units	May 17, 2021
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)(15)(16)(18)(19)(21)	LP Interest	December 17, 2021
Denali Holding LP (dba Summit Companies)	Class A Units	September 14, 2021
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Gloves Holding, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
KOBHG Holdings, L.P. (dba OB Hospitalist)	LP Interest	September 27, 2021
KPCI Holdings, L.P.	LP Interest	November 30, 2020
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Warrants	November 1, 2021
Restore OMH Intermediate Holdings, Inc.	Senior Preferred Stock	December 9, 2020
Skyline Holdco B, Inc. (dba Dodge Data & Analytics)	Series A Preferred Stock	April 14, 2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	October 15, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021

(20)
As of December 31, 2021, the net estimated unrealized gain on investments for U.S. federal income tax purposes was $4.2 million based on a tax cost basis of $3.1 billion. As of December 31, 2021, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $1.5 million. As of December 31, 2021, the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $5.7 million.
(21)
Investment is non-income producing.
(22)
Investment is not pledged as collateral for the credit facilities.
(23)
We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(24)
Investment does not contain a variable rate structure.
(25)
Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility and SPV Asset Facilities. See Note 6 "Debt".

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

(2) Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company's outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

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

Owl Rock Core Income Corp.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

	For the Years Ended December 31,
	2021	2020(1)
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$31,407	$(726)
Net change in unrealized gain (loss)	3,564	(2)
Net realized gain (loss) on investments	919	—
Net Increase (Decrease) in Net Assets Resulting from Operations	35,890	(728)
Distributions
Class S	(8,186)	-
Class D	(3,758)	-
Class I	(19,131)	—
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(31,075)	—
Capital Share Transactions
Class S:
Issuance of shares of common stock	563,256	—
Repurchase of common shares	(150)	—
Reinvestment of shareholders' distributions	1,877	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	564,983	—
Class D:
Issuance of shares of common stock	171,338	—
Repurchase of common shares	(106)	—
Reinvestment of shareholders' distributions	1,274	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	172,506	—
Class I:
Issuance of shares of common stock	823,758	13,001
Repurchase of common shares	(1,504)	—
Reinvestment of shareholders' distributions	3,897	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	826,151	13,001
Total Increase (Decrease) in Net Assets	1,568,455	12,273
Net Assets, at beginning of period	12,273	-
Net Assets, at end of period	$1,580,728	$12,273

________________

(1) The Company commenced operations on November 10, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Core Income Corp.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Years Ended December 31,
	2021	2020(1)
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$35,890	$(728)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(3,598,788)	(14,646)
Proceeds from investments and investment repayments, net	503,814	270
Net change in unrealized (gain) loss on investments	(3,566)	2
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	2	—
Net realized (gain) loss on investments	(923)	—
Paid-in-kind interest and dividends	(3,543)	—
Net amortization of discount on investments	(3,079)	(2)
Amortization of debt issuance costs	1,638	—
Amortization of offering costs	2,972
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(18,974)	(60)
(Increase) decrease in prepaid expenses and other assets	(5,834)	(21)
Increase (decrease) in payable for investments purchased	27,363	—
Increase (decrease) in payables to affiliates	8,930	191
Increase (decrease) in tender payable	1,413	—
Increase (decrease) in accrued expenses and other liabilities	10,161	146
Net cash used in operating activities	(3,042,524)	(14,848)
Cash Flows from Financing Activities
Borrowings on debt	3,794,740	10,000
Repayments of debt	(2,256,200)	—
Debt issuance costs	(24,279)	—
Repurchase of common stock	(347)
Proceeds from issuance of common shares	1,556,938	13,001
Distributions paid to shareholders	(15,022)	-
Net cash provided by financing activities	3,055,830	23,001
Net increase (decrease) in cash	13,306	8,153
Cash, beginning of period	8,153	—
Cash, end of period	$21,459	$8,153

Supplemental and Non-Cash Information
Interest paid during the period	$5,390	$—
Distributions declared during the period	$31,075	$—
Reinvestment of distributions during the period	$7,048	$—
Distributions payable	$9,005	$—

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

The Company is an externally managed closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company (a “RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). Because the Company has elected to be regulated as a BDC and as a RIC under the Code, the Company's portfolio is subject to diversification and other requirements.

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

The Company is managed by Owl Rock Capital Advisors LLC (the “Adviser”). The Adviser is an indirect subsidiary of Blue Owl Capital Inc. (“Blue Owl) (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). Subject to the overall supervision of the Company’s Board, the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.

The Company received an exemptive order that permits it to offer multiple classes of shares of common stock and to impose asset-based servicing and distribution fees and early withdrawal fees. On November 12, 2020, the Company commenced it's initial public offering pursuant to which it offered, on a continuous basis, $2,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. On February 14, 2022, the Company commenced it's follow-on offering, on a continuous basis, of up to $7,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager”). The Dealer Manager is entitled to receive upfront selling commissions of up to 3.50% of the offering price of each Class S share sold in the offering and 1.50% of the offering price of each Class D share sold. Class I shares are not subject to upfront selling commissions. Any upfront selling commissions for the Class S shares and Class D shares sold in the offering will be deducted from the purchase price. Class S, Class D and Class I shares were offered at initial purchase prices per shares of $10.35, $10.15 and $10.00, respectively. Currently, the purchase price per share for each class of common stock varies, but will not be sold at a price below the Company’s net asset value per share of such class, as determined in accordance with the Company's share pricing policy, plus applicable upfront selling commissions.

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

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements – Continued

The Company commenced a continuous public offering of up to $2,500,000,000 in any combination of Class S, Class D, and Class I shares of its common stock on November 12, 2020. On November 12, 2020, the Company sold 700,000 shares pursuant to the subscription agreement with Feeder FIC Equity and met the minimum offering requirement for its continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $10.00 per share. On February 14, 2022, the Company commenced it's follow-on offering, on a continuous basis, of up to $7,500,000,000 in any combination of Class S, Cass D, and Class I shares of its common stock. Since meeting the minimum offering requirement and commencing its continuous public offering from November 12, 2020 through December 31, 2021, the Company has issued 60,515,400 shares of Class S common stock, 18,426,554 shares of Class D common stock and 89,845,631 shares of Class I common stock for gross proceeds of $568.5 million, $171.5 million and $836.8 million, respectively, including $1,000 of seed capital contributed by its Adviser in September of 2020 and $25.0 million in gross proceeds raised in the private placement from Feeder FIC Equity.

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

Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs. In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of the inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (such as broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Company, or the independent valuation firm(s), reviews pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.

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

Interest and Dividend Income Recognition

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements – Continued

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the year ended December 31, 2021, PIK interest and PIK dividend income earned was $5.2 million, representing 8.0% of total investment income. For the year ended December 31, 2020, PIK interest and PIK dividend income earned was $2 thousand, representing 2.9% of total investment income.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point we believe PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2021, no investments are on non-accrual status.

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

Income Taxes

The Company has elected to be treated as a RIC under the Code beginning with the taxable year ended December 31, 2020 and intends to qualify as a RIC, thereafter. So long as the Company obtains and maintains its tax treatment for tax treatment as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Instead, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions as of December 31, 2021. The 2020 tax year remains subject to examination by U.S. federal, state and local tax authorities.

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

Distributions to Common Shareholders

Distributions to common shareholders are recorded on the record date. The amount to be distributed is determined by the Board and is generally based upon the earnings estimated by the Adviser. Net realized long-term capital gains, if any, would be generally distributed at least annually although the Company may decide to retain such capital gains for investment.

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

The Company has adopted a distribution reinvestment plan pursuant to which shareholders (except for residents of Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Oklahoma, Oregon, Vermont and Washington and clients of participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of the Company's same class of common stock to which the distribution relates unless they elect to receive their distributions in cash. The Company expects to use newly issued shares to implement the distribution reinvestment plan.

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

Other than the aforementioned guidance, the Company's management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements – Continued

Note 3. Agreements and Related Party Transactions

As of December 31, 2021, the Company had payables to affiliates of $9.1 million, primarily comprised of $1.7 million in costs and expenses reimbursable to the Adviser pursuant to the Investment Advisory Agreement, $4.2 million of accrued performance based incentive fees, $1.1 million of management fees, $2.1 million in obligations to repay expense support from the Adviser pursuant to the Investment Advisory Agreement, and costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement. As of December 31, 2020, the Company had payables to affiliates of $0.2 million primarily comprised of amounts reimbursable to the Adviser pursuant to the Administration Agreement.

Administration Agreement

The Company has entered into an amended and restated Administration Agreement (the “Administration Agreement”) with the Adviser. The Administration Agreement became effective on May 18, 2021 upon consummation of the transaction pursuant to which Owl Rock Capital Group, the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners LP), and Dyal Capital Partners merged to form Blue Owl (the "Transaction"). The terms of the Administration Agreement are identical to the terms of the prior administration agreement. Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, required administrative services, which include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses, and the performance of administrative and professional services rendered by others.

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

Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective, and will remain in effect and from year to year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent directors. The Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company (as defined in the 1940 Act), or by the vote of a majority of the Board or by the Adviser.

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

For the year ended December 31, 2021, the Company incurred expenses of approximately $2.2 million for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the year ended December 31, 2020, the Company incurred expenses of approximately $0.2 million for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

Investment Advisory Agreement

The Company has entered into an amended and restated Investment Advisory Agreement (the “Investment Advisory Agreement”) with the Adviser. The Investment Advisory Agreement became effective on May 18, 2021 upon consummation of the Transaction. The terms of the Investment Advisory Agreement are identical to the terms of the prior investment advisory agreement. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals.

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

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from the date it first became effective, and will remain in effect and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, by a majority of independent directors.

The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of penalty, the Company may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board of Directors or the shareholders holding a majority (as defined under the 1940 Act) of the outstanding shares of the Company’s common stock or the Adviser. In addition, without payment of any penalty, the Adviser may generally terminate the Investment Advisory Agreement upon 120 days’ written notice.

From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms.

The base management fee is payable monthly in arrears. The base management fee is calculated at an annual rate of 1.25% based on the average value of the Company’s net assets at the end of the two most recently completed calendar months. All or part of the base management fee not taken as to any month will be deferred without interest and may be taken in any such month prior to the occurrence of a liquidity event. Base management fees for any partial month are prorated based on the number of days in the month. On September 30, 2020 and February 23, 2021, the Adviser agreed to waive 100% of the base management fee for the quarters ended December 31, 2020 and March 31, 2021, respectively. Any portion of management fees waived shall not be subject to recoupment.

For the year ended December 31, 2021 management fees were $3.6 million of which $52 thousand were waived. For the year ended December 31, 2020, due to the management fee waiver of $14.0 thousand, the Company did not incur any management fees.

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

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements – Continued

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

The second component of the incentive fee, the "Capital Gains Incentive Fee", will be determined and payable in arrears as of the end of each calendar year during which the Investment Advisory Agreement is in effect. In the case of a liquidation, or if the Investment Advisory Agreement is terminated, the fee will also become payable as of the effective date of such event. The annual fee will equal (i) 12.50% of the Company’s realized capital gains on a cumulative basis from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less (ii) the aggregate amount of any previously paid incentive fees on capital gains as calculated in accordance with U.S. GAAP. The Company will accrue but will not pay a Capital Gains Inventive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if the Company was to sell the relevant investment and realize a capital gain. In no event will the incentive fee on capital gains payable pursuant hereto be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

For the year ended December 31, 2021, the Company incurred performance based incentive fees on net investment income of $4.7 million. For the year ended December 31, 2020, the Company did not incur performance based incentive fees on net investment income.

For the year ended December 31, 2021, the Company incurred performance based incentive fees based on capital gains of $0.6 million. For the year ended December 31, 2020, the Company did not incur performance based incentive fees based on capital gains.

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

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements – Continued

For the year ended December 31, 2021, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization and offering expenses of $2.5 million that are reimbursable to the Adviser. For the year ended December 31, 2020, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization expenses of $0.2 million.

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

The Adviser is affiliated with Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), and Owl Rock Diversified Advisors LLC (“ORDA”), Owl Rock Technology Advisors II LLC, ("ORTA II"), and the Adviser, the “Owl Rock Advisers”, are also investment advisers. The Owl Rock Advisers are indirect affiliates of Blue Owl and comprise “Owl Rock,” a division of Blue Owl focused on direct lending. The Adviser's or its affiliates' investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company, and other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other funds managed by the Adviser or its affiliates that could avail themselves of exemptive relief and that have an investment objective similar to the Company’s.

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

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements – Continued

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

For the year ended December 31, 2021, the Company paid servicing fees with respect to Class D shares of $0.1 million. For the year ended December 31, 2021, the Company paid servicing fees with respect to Class S shares of $1.2 million. No servicing fees were paid by the Company for the year ended December 31, 2020.

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

The amount of the Reimbursement Payment for any quarter shall equal the lesser of (i) the Excess Operating Funds in respect of such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such quarter that have not been previously reimbursed by the Company to the Adviser. The payment will be reduced to the extent that such Reimbursement Payments, together with all other Reimbursement Payments paid during the fiscal year, would cause Other Operating Expenses defined as the Company’s total Operating Expenses, excluding base management fees, incentive fees, organization and offering expenses, distribution and shareholder servicing fees, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses on an annualized basis and net of any Expense Payments received by the Company during the fiscal year to exceed the lesser of: (i) 1.75% of the Company’s average net assets attributable to the shares of the Company’s common stock for the fiscal year-to-date period after taking such Expense Payments into account; and (ii) the percentage of the Company’s average net assets attributable to shares of the Company's common stock represented by Other Operating Expenses during the fiscal year in which such Expense Payment was made (provided, however, that this clause (ii) shall not apply to any Reimbursement Payment which relates to an Expense Payment made during the same fiscal year).

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

As of December 31, 2021, the amount of Expense Support Payments provided by the Adviser since inception is $2.6 million. During the year ended December 31, 2021, the Company recorded obligations to repay Expense Support from the Adviser of $2.6 million. There was no expense support recorded for the year ended December 31, 2020. The Company may or may not reimburse remaining expense support in the future.

The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following three month periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement:

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements – Continued

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Operating Expense Ratio(2)
($ in thousands)
March 31, 2021	$822	$822	$—	6.7%	March 31, 2024	9.47%
June 30, 2021	1,756	1,756	—	6.6%	June 30, 2024	2.43%
Total	$2,578	$2,578	$—

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

Investments at fair value and amortized cost consisted of the following as of December 31, 2021 and December 31, 2020:

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements – Continued

	December 31, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$2,490,219	$2,491,334	$9,404	$9,404
Second-lien senior secured debt investments	496,559	498,247	4,233	4,232
Unsecured debt investments	2,164	2,116	22	22
Preferred equity investments(1)	56,696	56,970	296	295
Common equity investments(1)	71,259	71,705	423	423
Total Investments	$3,116,897	$3,120,372	$14,378	$14,376

(1) As of December 31, 2020, Preferred and Common equity investments were reported in aggregate as Equity investments.

The industry composition of investments based on fair value as of December 31, 2021 and December 31, 2020 was as follows:

	December 31, 2021	December 31, 2020
Advertising and media	2.8%	-%
Aerospace and defense	0.5	-
Automotive	1.7	-
Buildings and real estate	4.0	-
Business services	7.7	6.0
Chemicals	3.4	6.8
Consumer products	3.6	6.8
Containers and packaging	4.8	-
Distribution	1.7	9.1
Education	0.2	-
Financial services	4.3	12.2
Food and beverage	1.5	-
Healthcare equipment and services	4.1	18.7
Healthcare providers and services	8.6	10.5
Healthcare technology	7.0	-
Household products	0.3	-
Human resource support services	4.0	-
Infrastructure and environmental services	0.9	-
Insurance	12.4	-
Internet software and services	12.3	16.4
Leisure and entertainment	3.0	-
Manufacturing	2.4	6.8
Professional services	3.6	-
Specialty retail	4.8	-
Telecommunications	0.1	6.7
Transportation	0.3	-
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of December 31, 2021 and December 31, 2020 was as follows:

	December 31, 2021	December 31, 2020
United States:
Midwest	22.8%	19.7%
Northeast	17.1	37.7
South	28.0	26.7
West	26.8	15.9
International	5.3	-
Total	100.0%	100.0%

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements – Continued

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of December 31, 2021 and December 31, 2020:

	Fair Value Hierarchy as of December 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$162,988	$2,328,346	$2,491,334
Second-lien senior secured debt investments	-	47,770	450,477	498,247
Unsecured debt investments	-	-	2,116	2,116
Preferred equity investments	-	-	56,970	56,970
Common equity investments	-	-	71,705	71,705
Total Investments	$—	$210,758	$2,909,614	$3,120,372

	Fair Value Hierarchy as of December 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$9,404	$9,404
Second-lien senior secured debt investments	-	-	4,232	4,232
Unsecured debt investments	-	-	22	22
Preferred equity investments(1)	-	-	295	295
Common equity investments(1)	-	-	423	423
Total Investments	$—	$—	$14,376	$14,376

________________

(1) As of December 31, 2020, Preferred and Common equity investments were reported in aggregate as Equity investments.

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements – Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the years ended December 31, 2021 and 2020:

	As of and for the Year Ended December 31, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$9,404	$4,232	$22	$295	$423	$14,376
Purchases of investments, net(1)	2,598,943	444,674	2,054	55,514	70,826	3,172,011
Payment-in-kind	2,619	-	82	832	10	3,543
Proceeds from investments, net	(285,811)	-	-	-	-	(285,811)
Net change in unrealized gain (loss) on investments	817	1,461	(48)	274	446	2,950
Net realized gain (loss) on investments	566	-	-	-	-	566
Net amortization of discount on investments	2,768	110	6	55	-	2,939
Transfers into (out of) Level 3(2)	(960)	-	-	-	-	(960)
Fair value, end of period	$2,328,346	$450,477	$2,116	$56,970	$71,705	$2,909,614

(1) Purchases may include payment-in-kind (“PIK”).

(2) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2021, transfers into Level 2 from Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

________________

	As of and for the Year Ended December 31, 2020(1)
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$—	$—	$—	$—	$—	$—
Purchases of investments, net(2)	9,408	4,496	22	295	424	14,645
Payment-in-kind	-	-	-	-	-	-
Proceeds from investments, net	(6)	(263)	-	-	-	(269)
Net change in unrealized gain (loss)	-	(1)	-	-	(1)	(2)
Net realized gains (losses)	-	-	-	-	-	-
Net amortization of discount on investments	2	-	-	-	-	2
Transfer into (out of) Level 3(3)	-	-	-	-	-	-
Fair value, end of period	$9,404	$4,232	$22	$295	$423	$14,376

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements – Continued

(1) The Company commenced operations on November 10, 2020.

(2) Purchases may include payment-in-kind (“PIK”).

(3) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2021, transfers into Level 2 from Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

The following table presents information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the periods ended December 31, 2021 and 2020:

($ in thousands)	Net change in unrealized gain (loss) for the Year Ended December 31, 2021 on Investments Held at December 31, 2021	Net change in unrealized gain (loss) for the Year Ended December 31, 2020 on Investments Held at December 31, 2020(1)
First-lien senior secured debt investments	$817	$—
Second-lien senior secured debt investments	1,461	(1)
Unsecured debt investments	(48)	(1)
Preferred equity investments(2)	274	—
Common equity investments(2)	446	—
Total Investments	$2,950	$(2)

(1) The Company commenced operations on November 10, 2020.

(2) As of December 31, 2020, Preferred and Common equity investments were reported in aggregate as Equity investments.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2021 and 2020. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements – Continued

	As of December 31, 2021
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$921,476	Recent Transaction	Transaction Price	90.5% - 100.0% (98.1%)	Increase
	1,401,867	Yield Analysis	Market Yield	5.1% - 12.4% (8.2%)	Decrease
	5,003	Indicative Bid	Broker Quotes	N/A	Increase
Second-lien senior secured debt investments	$261,240	Recent Transaction	Transaction Price	98.0% - 99.5% (98.8%)	Increase
	164,066	Yield Analysis	Market Yield	6.1% - 10.7% (8.7%)	Decrease
	25,171	Indicative Bid	Broker Quotes	N/A	Increase
Unsecured debt investments	$24	Market Approach	EBITDA Multiple	14.8x	Increase
	2,092	Yield Analysis	Market Yield	9.4%	Decrease
Preferred equity investments	$45,177	Recent Transaction	Transaction Price	97.3% - 97.5% (97.3%)	Increase
	238	Market Approach	EBITDA Multiple	9.3x	Increase
	11,555	Yield Analysis	Market Yield	11.4% - 14.6% (11.5%)	Decrease
Common equity investments	$56,186	Recent Transaction	Transaction Price	100.0%	Increase
	15,470	Market Approach	EBITDA Multiple	7.6x - 24.0x (16.9x)	Increase
	49	Market Approach	Gross Profit Multiple	27.0x	Increase

	As of December 31, 2020
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$9,404	Recent Transaction	Transaction Price	96.0% - 99.0% (98.3%)	Increase
Second-lien senior secured debt investments	$4,232	Recent Transaction	Transaction Price	97.5%-98.5% (98.0%)	Increase
Unsecured debt investments	$22	Recent Transaction	Transaction Price	100.0%	Increase
Preferred equity investments(1)	$295	Recent Transaction	Transaction Price	97.0%	Increase
Common equity investments(1)	$423	Recent Transaction	Transaction Price	100.0%	Increase

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements – Continued

_______________

(1) As of December 31, 2020, Preferred and Common equity investments were reported in aggregate as Equity investments.

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following tables present the carrying and fair values of the Company’s debt obligations as of December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value	Fair Value
Promissory Note	$-	$-	$10,000	$10,000
Revolving Credit Facility	445,188	445,188	-	-
SPV Asset Facility I	298,015	298,015	-	-
SPV Asset Facility II	438,637	438,637	-	-
September 2026 Notes	343,971	337,750	-	-
Total Debt	$1,525,811	$1,519,590	$10,000	$10,000

________________

(1) The carrying values of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, and September 2026 Notes are presented net of unamortized debt issuance costs of $6.0 million, $3.3 million, $7.4 million, and $6.0 million, respectively.

The following table presents fair value measurements of the Company’s debt obligations as of December 31, 2021 and 2020:

($ in thousands)	December 31, 2021	December 31, 2020
Level 1	$—	—
Level 2	337,750	—
Level 3	1,181,840	10,000
Total Debt	$1,519,590	$10,000

Financial Instruments Not Carried at Fair Value

As of December 31, 2021 and 2020, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 200% and 223% as of December 31, 2021 and 2020, respectively.

Debt obligations consisted of the following as of December 31, 2021 and 2020:

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements – Continued

	December 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Promissory Note	$250,000	$-	$250,000	$-
Revolving Credit Facility	750,000	451,170	298,830	445,188
SPV Asset Facility I	550,000	301,282	33,740	298,015
SPV Asset Facility II	1,000,000	446,000	83,678	438,637
September 2026 Notes	350,000	350,000	-	343,971
Total Debt	$2,900,000	$1,548,452	$666,248	$1,525,811

________________

(1) The amount available reflects any limitations related to each credit facility’s borrowing base.

(2) The carrying values of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, and September 2026 Notes are presented net of unamortized debt issuance costs of $6.0 million, $3.3 million, $7.4 million, and $6.0 million, respectively.

	December 31, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Promissory Note	$50,000	$10,000	$40,000	$10,000
Total Debt	$50,000	$10,000	$40,000	$10,000

For the years ended December 31, 2021 and 2020, the components of interest expense were as follows:

	For the Years Ended December 31,
($ in thousands)	2021	2020(1)
Interest expense	$12,619	$4
Amortization of debt issuance costs	1,638	—
Total Interest Expense	$14,257	$4
Average interest rate	2.8%	4.3%
Average daily borrowings	$447,117	$577

(1) The Company commenced operations on November 10, 2020.

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

Revolving Credit Facility

On April 14, 2021, the Company entered into a Senior Secured Revolving Credit Agreement (as amended through the date hereof, the “Revolver”). The parties to the Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), the issuing banks from time to time party thereto (each an "Issuing Bank" and collectively, the "Issuing Banks"), Sumitomo Mitsui Banking Corporation as Administrative Agent, Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A. as Joint Lead Arrangers, Joint Book Runners and Syndication Agents, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as Documentation Agents.

On September 30, 2021, the Company entered into an amendment to the Revolver to among other things, (i) change the rate under the Revolver for borrowings denominated in Sterling from a LIBOR-based rate to daily simple SONIA (Sterling Overnight Index Average) subject to certain adjustments specified in the Revolver and (ii) change the rate under the Revolver for borrowings denominated in Swiss Francs from a LIBOR-based rate to SARON (Swiss Average Rate Overnight) subject to certain adjustments specified in the Revolver. The other material terms of the Revolver were unchanged.

The Revolver is guaranteed by OR Lending IC LLC, a subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds of the Revolver may be used for general corporate purposes, including the funding of portfolio investments.

The maximum principal amount of the Revolver is $750,000,000 (increased from $600,000,000 on December 21, 2021), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolver may be increased to $1,100,000,000 through the exercise by the Borrower of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolver is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions, and includes a $50,000,000 limit for swingline loans.

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

SPV Asset Facility I

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements – Continued

On September 16, 2021 (the “SPV Asset I Facility Closing Date”), Core Income Funding I LLC ("Core Income Funding I”), a Delaware limited liability company and newly formed wholly-owned subsidiary of the Company entered into a Credit Agreement ( as amended through the date hereof, “the SPV Asset Facility I”), with Core Income Funding I, as borrower, the lenders from time to time parties thereto (the “Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company as Collateral Agent and Alter Domus (US) LLC as Document Custodian.

On December 27, 2021, the parties to the SPV Asset Facility I amended certain terms of the facility, including increasing the total revolving commitment under the SPV Asset Facility I from $300 million to $350 million and the total term commitment under the SPV Asset Facility I from $0 to $200 million and adding additional parties as lenders. The following describes the terms of SPV Asset Facility I as amended through December 27, 2021.

From time to time, the Company expects to sell and contribute certain investments to Core Income Funding I pursuant to a Sale and Contribution Agreement by and between the Company and Core Income Funding I. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by Core Income Funding I, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Core Income Funding I through its ownership of Core Income Funding I. The maximum principal amount of the Credit Facility is $550 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of Core Income Funding I’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

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

Borrowings of Core Income Funding I are considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

SPV Asset Facility II

On October 5, 2021, Core Income Funding II LLC (“Core Income Funding II”), a Delaware limited liability company and our newly formed subsidiary entered into a loan and financing and servicing agreement (as amended through the date hereof, the “SPV Asset Facility II”), with Core Income Funding II, as borrower, us, as equityholder and service provider, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as collateral agent, and Alter Domus (US) LLC as collateral custodian.

On October 27, 2021, the parties to the SPV Asset Facility II amended certain terms of the facility, including increasing the aggregate commitment of the Lenders under the Facility from $500 million to $1 billion. The following describes the terms of SPV Asset Facility II as amended through December 20, 2021.

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements – Continued

From time to time, we expect to sell and contribute certain loan assets to Core Income Funding II pursuant to a Sale and Contribution Agreement by and between us and Core Income Funding II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by Core Income Funding II, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Core Income Funding II through our ownership of Core Income Funding II. The maximum principal amount of the SPV Asset Facility II is $1 billion; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Core Income Funding II’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits and collateral quality tests.

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

The September 2026 Notes were issued pursuant to an Indenture dated as of September 23, 2021 (the “Base Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of September 23, 2021 (the “First Supplemental Indenture” and together with the Base Indenture, the “September 2026 Indenture”), between the Company and the Trustee. The September 2026 Notes will mature on September 23, 2026 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the September 2026 Indenture. The September 2026 Notes initially bear interest at a rate of 3.125% per year payable semi-annually on March 23 and September 23 of each year, commencing on March 23, 2022. Concurrent with the issuance of the September 2026 Notes, the Company entered into a Registration Rights Agreement (the "September 2026 Registration Rights Agreement") for the benefit of the purchasers of the September 2026 Notes. Pursuant to the September 2026 Registration Rights Agreement, the Company is obligated to file a registration

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements – Continued

statement with the SEC with respect to an offer to exchange the September 2026 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the September 2026 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the September 2026 Notes. If the Company fails to satisfy its registration obligations under the September 2026 Registration Rights Agreement, it will be required to pay additional interest to the holders of the September 2026 Notes. The September 2026 Notes will be our direct, general unsecured obligations and will rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the September 2026 Notes. The September 2026 Notes will rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior. The September 2026 Notes will rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The September 2026 Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

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

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of December 31, 2021 and 2020, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2021	December 31, 2020
($ in thousands)
ACR Group Borrower, LLC	First lien senior secured revolving loan	$875	$—
Alera Group, Inc.	First lien senior secured delayed draw term loan	47,273	—
Apex Group Treasury, LLC	Second lien senior secured delayed draw term loan	6,618	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	4,255	—
Associations, Inc.	First lien senior secured delayed draw term loan A	4,829	—
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan B	2,591	—
AxiomSL Group, Inc.	First lien senior secured revolving loan	2,145	—
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan C	8,803	—
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	4,401	212
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	4,372	—

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements – Continued

Portfolio Company	Investment	December 31, 2021	December 31, 2020
($ in thousands)
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,593	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	47	—
BW Holding, Inc. (dba Brook & Whittle)	First lien senior secured delayed draw term loan	4,184	—
Brightway Holdings, LLC	First lien senior secured revolving loan	2,105	107
Canadian Hospital Specialties Ltd.	First lien senior secured delayed draw term loan	939	—
Canadian Hospital Specialties Ltd.	First lien senior secured revolving loan	388	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	4,400	—
CivicPlus, LLC	First lien senior secured revolving loan	880	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	88	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	20,519	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	7,407	—
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	9,553	—
Dodge Data & Analytics LLC	First lien senior secured revolving loan	125	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	1,955	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	10,605	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	676	—
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	19,678	—
Fortis Solutions Group, LLC	First lien senior secured revolving loan	6,747	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	791	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,182	—
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	10,317	96
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	5,159	—
Global Music Rights, LLC	First lien senior secured revolving loan	7,500	—
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	870	99
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	881	65
Granicus, Inc.	First lien senior secured revolving loan	161	—

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements – Continued

Portfolio Company	Investment	December 31, 2021	December 31, 2020
($ in thousands)
Granicus, Inc.	First lien senior secured delayed draw term loan	136	—
Guidehouse Inc.	First lien senior secured revolving loan	7,018	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	96	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	20,239	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	29	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan E	80	—
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	14,861	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	1,806	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	5,081	—
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	8,469	393
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	401	103
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	9,559	—
Lignetics Investment Corp.	First lien senior secured revolving loan	9,559	—
Medline Borrower, LP	First lien senior secured revolving loan	2,020	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,765	—
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	15,819	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	4,746	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	1,375	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	2,264	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,571	—
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	7,140	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	31,034	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	4,655	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	3,627	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	2,570	—

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements – Continued

Portfolio Company	Investment	December 31, 2021	December 31, 2020
($ in thousands)
Pluralsight, LLC	First lien senior secured revolving loan	392	—
QAD, Inc.	First lien senior secured revolving loan	6,000	—
Quva Pharma, Inc.	First lien senior secured revolving loan	455	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	2,789	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,673	—
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	11	—
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	10,667	—
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	92	—
Relativity ODA LLC	First lien senior secured revolving loan	435	—
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	950	—
The Shade Store, LLC	First lien senior secured revolving loan	6,818	—
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	1,052	—
Southern Air & Heat Holdings, LLC	First lien senior secured revolving loan	282	—
Sovos Compliance, LLC	First lien senior secured delayed draw term loan	1,104	—
Tahoe Finco, LLC	First lien senior secured revolving loan	6,279	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	714	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	2,041	—
Troon Golf, L.L.C.	First lien senior secured revolving loan	7,207	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,078	—
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	142	—
When I Work, Inc.	First lien senior secured revolving loan	4,164	—
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	3,073	—
Total Unfunded Portfolio Company Commitments		$422,808	$1,075

As of December 31, 2021 and 2020, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.

Other Commitments and Contingencies

The Company raised $25.0 million in total Capital Commitments from investors, of which $25.0 million is from Feeder FIC Equity, an affiliate of the Adviser. As of March 1, 2021, all outstanding Capital Commitments had been drawn.

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements – Continued

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $2.7 million for the year ended December 31, 2021, of which $2.7 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered. The Adviser is responsible for the payment of the Company’s organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by the Company.

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $2.3 million for the year ended December 31, 2020, of which $0.2 million has been charged to the Company pursuant to the Investment Advisory Agreement. See Note 3. Agreements and Related Party Transactions – Investment Advisory Agreement.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2021, management was not aware of any pending or threatened litigation.

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

Share Issuances

On September 30, 2020, the Company issued 100 Class I common shares for $1,000 to the Adviser.

On November 12, 2020, the Company issued 700,000 Class I common shares for $7.0 million to Feeder FIC Equity, an entity affiliated with the Adviser, and met the minimum offering requirement for the Company's continuous public offering of $2.5 million.

The following table summarizes transactions with respect to shares of the Company’s common stock for the years ended December 31, 2021 and 2020:

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements – Continued

	December 31, 2021
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	60,515,400	$568,479	18,426,554	$171,456	88,545,531	$823,758	167,487,485	$1,563,693
Reinvestment of distributions	201,649	1,877	137,104	1,274	418,652	3,897	757,405	7,048
Repurchased shares	(16,129)	(150)	(11,327)	(106)	(161,083)	(1,504)	(188,539)	(1,760)
Total shares/gross proceeds	60,700,920	570,206	18,552,331	172,624	88,803,100	826,151	168,056,351	1,568,981
Sales load	-	(5,223)	-	(118)	-	-	-	(5,341)
Total shares/net proceeds	60,700,920	$564,983	18,552,331	$172,506	88,803,100	$826,151	168,056,351	$1,563,640

	December 31, 2020 (1)
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	-	$-	-	$-	1,300,100	$13,001	1,300,100	$13,001
Reinvestment of distributions	-	-	-	-	-	-	-	-
Repurchased shares	-	-	-	-	-	-	-	-
Total shares/gross proceeds	-	-	-	-	1,300,100	13,001	1,300,100	13,000
(Sales load)	-	-	-	-	-	-	-	-
Total shares/net proceeds	-	$-	-	$-	1,300,100	$13,001	1,300,100	$13,001

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

The changes to the Company's offering price per share since the commencement of the Company's initial continuous public offering and associated effective dates of such changes were as follows:

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements – Continued

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.32	$9.58
April 1, 2021	$9.26	$0.32	$9.58
May 1, 2021	$9.26	$0.32	$9.58
June 1, 2021	$9.28	$0.32	$9.60
July 1, 2021	$9.30	$0.33	$9.63
August 1, 2021	$9.30	$0.33	$9.63
September 1, 2021	$9.30	$0.33	$9.63
October 1, 2021	$9.31	$0.33	$9.64
November 1, 2021	$9.32	$0.33	$9.65
December 1, 2021	$9.31	$0.33	$9.64

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.14	$9.40
April 1, 2021	$9.26	$0.14	$9.40
May 1, 2021	$9.25	$0.14	$9.39
June 1, 2021	$9.27	$0.14	$9.41
July 1, 2021	$9.29	$0.14	$9.43
August 1, 2021	$9.29	$0.14	$9.43
September 1, 2021	$9.29	$0.14	$9.43
October 1, 2021	$9.31	$0.14	$9.45
November 1, 2021	$9.32	$0.14	$9.46
December 1, 2021	$9.31	$0.14	$9.45

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
Initial offering price	$10.00	$—	$10.00
March 1, 2021	$9.26	$—	$9.26
April 1, 2021	$9.26	$—	$9.26
May 1, 2021	$9.26	$—	$9.26
June 1, 2021	$9.28	$—	$9.28
July 1, 2021	$9.30	$—	$9.30
August 1, 2021	$9.30	$—	$9.30
September 1, 2021	$9.30	$—	$9.30
October 1, 2021	$9.32	$—	$9.32
November 1, 2021	$9.32	$—	$9.32
December 1, 2021	$9.31	$—	$9.31

Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the year ended December 31, 2021:

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements – Continued

	Class S common stock distributions		Class D common stock distributions		Class I common stock distributions
($ in thousands)	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount
2021
March 31, 2021	$—	$—	$0.05	$16	$0.05	$194
April 30, 2021	0.05	33	0.05	54	0.05	418
May 31, 2021	0.05	91	0.05	101	0.05	558
June 30, 2021	0.05	129	0.05	168	0.05	839
July 31, 2021	0.05	294	0.05	222	0.05	1,116
August 31, 2021	0.05	432	0.05	270	0.05	1,648
September 30, 2021	0.05	789	0.05	354	0.05	2,209
October 31, 2021	0.05	1,379	0.05	707	0.05	3,125
November 30, 2021	0.05	2,060	0.05	867	0.05	3,997
December 31, 2021	0.06	2,979	0.06	999	0.06	5,027
Total	$0.46	$8,186	$0.51	$3,758	$0.51	$19,131

________________

(1) Distributions per share are gross of shareholder servicing fees.

On February 23, 2021 the Company's Board declared regular monthly distributions for March 2021 through June 2021. The regular monthly cash distributions, each in the gross amount of $0.05145833 per share, are payable on April 28, 2021, May 28, 2021, June 28, 2021 and July 29, 2021 to shareholders of records as of March 31, 2021, April 30, 2021, May 31, 2021 and June 30, 2021, respectively.

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

On November 2, 2021, the Company's Board declared regular monthly distributions for January 2022 through March 2022. The regular monthly cash distributions, each in the gross amount of $0.05580000, $0.05580000, and $0.05580000 per share, are payable on February 28, 2022, March 31, 2022, and April 29, 2022 to shareholders of records of January 31, 2022, February 28, 2022, and March 31, 2022, respectively.

The Company has adopted a distribution reinvestment plan pursuant to which shareholders (except for residents of Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Oklahoma, Oregon, Vermont and Washington and clients of participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of the Company’s same class of common stock to which the distribution relates unless they elect to receive their distributions in cash. The Company expects to use newly issued shares to implement the distribution reinvestment plan. The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from the Adviser, which is subject to recoupment. In no event, however, will funds be advanced or borrowed for the purpose of distributions, if the amount of such distributions would exceed the Company’s accrued and received revenues for the previous four quarters, less paid and accrued operating expenses with respect to such revenues and costs. Through December 31, 2021, a portion of the Company’s distributions resulted from expense support from

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements – Continued

the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all. Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the year ended December 31, 2021:

	Year Ended December 31, 2021
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.50	$31,075	100.0%
Total	$0.50	$31,075	100.0%
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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
August 25, 2021	D	September 30, 2021	$55	$9.31	5,933
August 25, 2021	I	September 30, 2021	$291	$9.32	31,255
November 26, 2021	S	December 30, 2021	$150	$9.33	16,129
November 26, 2021	D	December 30, 2021	$51	$9.34	5,394
November 26, 2021	I	December 30, 2021	$1,213	$9.34	129,828

Note 9. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per common share for the years ended December 31, 2021 and 2020:

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements – Continued

	Year Ended December 31,
	2021			2020(1)
($ in thousands, except per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Increase (decrease) in net assets resulting from operations	$9,605	$4,412	$21,873	$—	$—	$(728)
Weighted average shares of common stock outstanding —basic and diluted	14,469,872	6,090,894	30,150,794	—	-	1,030,869
Earnings (loss) per common share— basic and diluted	$0.66	$0.72	$0.73	$—	$—	$(0.71)

(1) The Company commenced operations on November 10, 2020. There were no Class S or Class D shares of common stock outstanding as of December 31, 2020.

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

The following reconciles the increase (decrease) in net assets resulting from operations for the fiscal year ended December 31, 2021 and 2020:

	Year Ended December 31,
($ in thousands)	2021(1)	2020(2)
Increase (decrease) in net assets resulting from operations	$35,890	$(728)
Adjustments:
Net unrealized (gain) loss on investments	(3,564)	2
Deferred organization costs	244	192
Net operating losses	-	534
Other book-tax differences	(709)	-
Taxable Income	$31,861	$-

________________

(1)
Tax information for the fiscal year ended December 31, 2021 is estimated and is not considered final until the Company files its tax return.
(2)
The Company commenced operations on November 10, 2020.

For the year ended December 31, 2021

Total distributions declared during the year ended December 31, 2021 of $31.1 million were derived from ordinary income, determined on a tax basis. For the calendar year ended December 31, 2021 the Company had $0.8 million of undistributed ordinary income, as well as $4.8 million of net unrealized gains on investments and $(1.0) million of other temporary differences. For the year

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements – Continued

ended December 31, 2021, 92.3% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

During the year ended December 31, 2021, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. These permanent differences of $13 thousand were principally related to U.S. federal income tax, including excise taxes.

As of December 31, 2021, the net estimated unrealized gain for U.S. federal income tax purposes was $4.2 million based on a tax cost basis of $3.1 billion. As of December 31, 2021, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $1.5 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $5.7 million.

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

Note 11. Financial Highlights

The following are the financial highlights for a Class I common share outstanding during the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
	2021			2020(1)
($ in thousands, except share and per share amounts)	Class S common stock(7)	Class D common stock(7)	Class I common stock	Class S common stock(7)	Class D common stock(7)	Class I common stock
Per share data:
Net asset value, at beginning of period	$9.26	$9.26	$9.44	$-	$-	$10.00
Results of operations:
Net investment income (loss)(1)	0.59	0.64	0.63	-	-	(0.71)
Net realized and unrealized gain (loss)(2)	(0.06)	(0.06)	(0.22)	-	-	0.15
Net increase (decrease) in net assets resulting from operations	$0.53	$0.58	$0.41	$-	$-	$(0.56)
Shareholder distributions:
Distributions from net investment income(3)	(0.46)	(0.51)	(0.51)	-	-	-
Net decrease in net assets from shareholders' distributions	$(0.46)	$(0.51)	$(0.51)	$-	$-	$-
Total increase (decrease) in net assets	0.07	0.07	(0.10)	-	-	(0.56)
Net asset value, at end of period	$9.33	$9.33	$9.34	$-	$-	$-

Total Return(4)	5.1%	6.1%	4.3%	-%	-%	(5.6)%

Ratios
Ratio of net expenses to average net assets(5)(6)	7.0%	7.2%	6.6%	-%	-%	6.5%
Ratio of net investment income to average net assets(6)	6.1%	6.8%	6.6%	-%	-%	(5.9)%
Portfolio turnover rate	35.8%	35.8%	35.8%	-%	-%	3.7%

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements – Continued

Supplemental Data
Weighted-average shares outstanding	14,469,872	6,090,894	30,150,794	-	-	1,030,869
Shares outstanding, end of period	60,700,920	18,552,331	90,103,200	-	-	1,300,100
Net assets, end of period	$566,395	$173,161	$841,172	-	-	$12,273

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

(5) Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the year ended December 31, 2021, the total operating expenses to average net assets were 6.6%, 7.0% and 6.9%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. Past performance is not a guarantee of future results.

(6) The ratio reflects an annualized amount for Class S and Class D shareholders, except in the case of non-recurring expenses (e.g., initial organization expenses) and offering expenses.

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

As of March 9, 2022, the Company has issued 91,970,124 shares of it's Class S common stock, 25,100,527 shares of it's Class D common stock, and 130,406,318 of it's Class I common stock for gross proceeds of $864.3 million, $233.9 million, and $1,215.6 million, respectively, including $1,000 of seed capital contributed by it's Adviser in September 2020 and $25.0 million in gross proceeds raised from Feeder FIC Equity. The shares purchased by the Adviser and Feeder FIC Equity are subject to a lock-up pursuant to FINRA Rule 5110(e)(1) for a period of 180 days from the date of commencement of sales in the offering, and the Adviser, Feeder FIC Equity, and their permitted assignees may not engage in any transaction that would result in the effective economic disposition of the Class I shares. In addition, as of March 9, 2022, the Company has received $482.7 million in subscription payments which the Company accepted on March 1, 2022 and which are being held in an escrow account for it's subscribers’ benefit pending it's determination of the net asset value per share applicable to such purchase

On January 24, 2022, Brian Finn notified the Company of his intention to resign as a director of the Company, effective February 23, 2022. Mr. Finn served on the Company's Board since 2020 and served as a member or the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee of the Board. Mr. Finn's decision to resign was based on a desire to pursue other opportunities and not the result of any disagreement related to the Company's operations, policies or practices. On February 23, 2022, the Board accepted Mr. Finn's resignation and voted to reduce the size of the Board from seven to six directors.

2027 Notes

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements – Continued

On February 8, 2022, the Company issued $500 million aggregate principal amount of 4.70% notes due 2027 (the “2027 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The 2027 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

The 2027 Notes were issued pursuant to the Base Indenture and a Second Supplemental Indenture, dated as of February 8, 2022 (the “Second Supplemental Indenture” and together with the Base Indenture, the “2027 Indenture”), between the Company and the Trustee. The 2027 Notes will mature on February 8, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the 2027 Indenture. The 2027 Notes initially bear interest at a rate of 4.70% per year payable semi-annually on February 8 and August 8 of each year, commencing on August 8, 2022. Concurrent with the issuance of the 2027 Notes the Company entered into a Registration Rights Agreement (the “2027 Registration Rights Agreement”) for the benefit of the purchasers of the 2027 Notes. Pursuant to the 2027 Registration Rights Agreement the Company is obligated to file a registration statement with the SEC with respect to an offer to exchange the 2027 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the 2027 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the 2027 Notes. If the Company fails to satisfy its registration obligations under the 2027 Registration Rights Agreement, the Company will be required to pay additional interest to the holders of the 2027 Notes.

The 2027 Notes will be the Company’s direct, general unsecured obligations and will rank senior in right of payment to all of its future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the 2027 Notes. The 2027 Notes will rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior to the 2027 Notes. The 2027 Notes will rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The 2027 Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The 2027 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the 2027 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Indenture. In addition, if a change of control repurchase event, as defined in the 2026 Indenture, occurs prior to maturity, holders of the 2027 Notes will have the right, at their option, to require us to repurchase for cash some or all of the 2027 Notes at a repurchase price equal to 100% of the aggregate principal amount of the Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

Amendment to SPV Asset Facility II

On February 18, 2022, Core Income Funding II entered into an amendment to SPV Asset Facility II that, among other changes, reallocated commitments of the lenders under SPV Asset Facility II and converted the benchmark rate of the facility from LIBOR to term SOFR.

Dividend

On February 23, 2022, the Company’s Board declared regular monthly distributions for April 2022 through June 2022. The regular monthly cash distributions, each in the gross amount of $0.05580000, $0.05580000, and $0.05580000 per share, are payable on May 31, 2022, June 30, 2022, and July 29, 2022 to shareholders of records of April 30, 2022, May 31, 2022, and June 30, 2022, respectively.

Amendment to Revolving Credit Facility

On February 28, 2022, the Company entered into a Second Amendment to the Revolving Credit Facility. The amendment amended the Revolving Credit Facility to, among other things, (i) increase the aggregate commitments under the Revolving Credit Facility to $1,175 million, (ii) increase the accordion feature, which allows the Corporation, under certain circumstances, to increase the size of the Revolving Credit Facility, to a maximum of $1,300 million, (iii) change the rate under the Revolving Credit Facility for

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements – Continued

borrowings denominated in U.S. Dollar from a LIBOR-based rate to SOFR (Secured Overnight Financing Rate) subject to certain adjustments specified in the Revolving Credit Facility.

Amendment to Promissory Note

On March 8, 2022, the Company entered into a third amendment to the Loan Agreement with Feeder FIC Debt to modify the manner in which interest is calculated. The interest rate on amounts borrowed pursuant to the Promissory Notes after March 8, 2022 is based on the lesser of the rate of interest for a SOFR Loan or an ABR Loan under the Credit Agreement dated as of December 7, 2021, as amended or supplemented from time to time, by and among Blue Owl Finance LLC, as Borrower, Blue Owl Capital Holdings LP and Blue Owl Capital Carry LP as Parent Guarantors, the Subsidiary Guarantors party thereto, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association and Sumitomo Mitsui Banking Corporation, as Co-Documentation Agents and MUFG Bank, Ltd., as Administrative Agent.

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

(b)
Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control --Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control --Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the company's independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

(c)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors

Our Board consists of six members. The Board is divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I directors will expire at the 2024 annual meeting of shareholders; the terms of our Class II directors will expire at the 2022 annual meeting of shareholders; and the terms of our Class III directors will expire at the 2023 annual meeting of shareholders.

Mr. Temple and Ms. Weiler serve as Class I directors (with terms expiring in 2024). Messrs. D'Alelio, and Packer serve as Class II directors (with terms expiring in 2022). Messrs. Woolridge, and Kaye serve as Class III directors (with terms expiring in 2023). On January 24, 2022, Mr. Finn notified the Company of his intention to resign as a director, effective February 23, 2022. On February 23, 2022, the Board accepted Mr. Finn's resignation and voted to reduce the size of the Board from seven to six directors. Mr. Finn served as a Class I director.

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

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Independent Directors
Christopher M. Temple, 54	Director	President of DelTex Capital LLC	Class I Director since 2020; Term expires in 2024	7

Owl Rock Capital Corporation ("ORCC")

Owl Rock Capital Corporation II (“ORCC II”)

Owl Rock Capital Corporation III (“ORCC III”)

Owl Rock Technology Finance Corp. (“ORTF”)

Owl Rock Technology Income Corp. ("ORTIC")

Owl Rock Technology Finance Corp. II ("ORTF II")

Melissa Weiler, 57	Director	Private Investor Managing Director and member of the Management Committee of Crescent Capital Group (through 2020)	Class I Director since 2021, Term expires in 2024	7	ORCC ORCC II ORCC III ORTF
Eric Kaye, 59	Director	Founder of Kayezen, LLC	Class II Director since 2020; Term expires in 2023	7	ORCC ORCC II ORCC III ORTF ORTIC ORTF II
Edward D'Alelio, 70	Chairman of the Board, Director	Retired	Class III Director since 2020; Term expires in 2022	7	ORCC ORCC II ORCC III ORTF ORTIC ORTF II Blackstone/GSO Long Short Credit Fund Blackstone/GSO Sen. Flt Rate Fund
Victor Woolridge, 65	Director	Managing Director of Barings Real Estate Advisers, LLC	Class III Director since 2021; Term expires in 2023	7	ORCC ORCC II ORCC III ORTF ORTIC ORTF II
Interested Directors(4)

Craig W. Packer, 56	Chief Executive Officer, President and Director	Co-Founder of Owl Rock Capital Partners Co-Founder and Senior Managing Director of Blue Owl Co-Chief Investment Officer of each of the Owl Rock Advisers President and Chief Executive Officer of the Company, ORCC II, ORCC III, ORTF, ORCIC, ORTIC, and ORTF II (the "Owl Rock BDCs") Co-Head of Leveraged Finance in the Americas, Goldman Sachs	Class II Director since 2020; Term expires in 2022	7	ORCC ORCC II ORCC III ORTF ORTIC ORTF II Blue Owl Capital Inc. ("Blue Owl")

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
(4)
“Interested person" of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940 (the "1940 Act"). Mr. Packer is an "interested person" because of his affiliation with the Adviser.

Independent Directors

Mr. Temple has served as President of DelTex Capital LLC (a private investment firm) since its founding in 2010. Mr. Temple has served as an Operating Executive/Senior Advisor for Tailwind Capital, LLC, a New York-based middle market private equity firm since June 2011. Prior to forming DelTex Capital, Mr. Temple served as President of Vulcan Capital, the investment arm of Vulcan Inc., from May 2009 until December 2009 and as Vice President of Vulcan Capital from September 2008 to May 2009. Prior to joining Vulcan in September 2008, Mr. Temple served as a managing director at Tailwind Capital, LLC from May to August 2008. Prior to joining Tailwind, Mr. Temple was a managing director at Friend Skoler & Co., Inc. from May 2005 to May 2008. From April 1996 to December 2004, Mr. Temple was a managing director at Thayer Capital Partners. Mr. Temple started his career in the audit and tax departments of KPMG’s Houston office and was a licensed CPA from 1989 to 1993. Mr. Temple has served on the board of directors of Plains GP Holdings, L.P., the general partner of Plains All American Pipeline Company since November 2016 and has served as a member of Plains GP Holdings, L.P. compensation committee since November 2020 and as a director of Plains All American Pipeline, L.P’s (“PAA”) general partner from May 2009 to November 2016. He was a member of the PAA Audit Committee from 2009 to 2016. Prior public board service includes board and audit committee service for Clear Channel Outdoor Holdings from April 2011 to May 2016 and on the board of directors and audit committee of Charter Communications Inc. from November 2009 through January 2011. In addition to public boards, as part of his role with Tailwind, Mr. Temple has served on private boards including Brawler Industries, and National HME and currently serves on the boards of Loenbro, Inc. and HMT, LLC. Since March 2016 and November 2016 he has served on the boards of directors of ORCC and ORCC II, respectively, since August 2018 he has served on the board of directors of ORTF, since September 2020 and February 2020 he has served on the boards of directors of the Company and ORCC III, respectively and and since August 2021 and November 2021 he has served on the boards of directors of ORTIC and ORTF II, respectively. Mr. Temple holds a B.B.A., magna cum laude, from the University of Texas and an M.B.A. from Harvard.

We believe Mr. Temple’s broad investment management background, together with his financial and accounting knowledge, brings important and valuable skills to the board of directors.

Mr. D’Alelio was formerly a Managing Director and CIO for Fixed Income at Putnam Investments, Boston, where he served from 1989 until he retired in 2002. While at Putnam, he served on the Investment Policy Committee, which was responsible for oversight of all investments. He also sat on various Committees including attribution and portfolio performance. Prior to joining Putnam, he was a portfolio manager at Keystone Investments and prior to that, he was an Investment Analyst at The Hartford Ins. Co. Since 2002, Mr. D’Alelio has served as an Executive in Residence at the University of Mass., Boston — School of Management. He also is chair of the investment committee of the UMass Foundation. He serves on the Advisory Committees of Ceres Farms. Since September 2009, he has served as director of Vermont Farmstead Cheese. Since January 2008 he has served on the boards of directors of Blackstone/GSO Long Short Credit Fund & Blackstone/GSO Sen. Flt Rate Fund. Since March 2016 and November 2016, he has served on the boards of directors of ORCC and ORCC II, respectively, since August 2018 he has served on the board of directors of ORTF, since September 2020 and February 2020 he has served on the boards of directors of the Company and ORCC III, respectively and since August 2021 and November 2021 he has served on the boards of directors of ORTIC and ORTF II, respectively. Mr. D’Alelio’s previous corporate board assignments include Archibald Candy, Doane Pet Care, Trump Entertainment Resorts and UMass Memorial Hospital. Mr. D’Alelio is a graduate of the Univ. of Mass Boston and has an M.B.A. from Boston University.

We believe Mr. D’Alelio’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the board of directors.

Mr. Kaye is the founder of Kayezen, LLC, a physical therapy and fitness equipment design company. Prior to founding Kayezen, LLC, Mr. Kaye served as a Vice Chairman and Managing Director of UBS Investment Bank, and a member of the division’s Global Operating and U.S. Executive Committees, from June 2001 to May 2012. For the majority of Mr. Kaye’s tenure with UBS, he was a Managing Director and led the firm’s Exclusive Sales and Divestitures Group, where he focused on advising middle market companies. Prior to joining UBS, Mr. Kaye served as Global Co-Head of Mergers & Acquisitions for Robertson Stephens, an investment banking firm, from February 1998 to June 2001. Mr. Kaye joined Robertson Stephens from PaineWebber where he served as Executive Director and head of the firm’s Technology Mergers & Acquisitions team. Since March 2016 and November 2016 he has served on the boards of directors of ORCC and ORCC II, respectively, since August 2018 he has served on the board of directors of ORTF, since September 2020 and February 2020 he has served on the boards of directors of the Company and ORCC III, respectively and since August 2021 and November 2021 he has served on the boards of directors of ORTIC and ORTF II, respectively. Mr. Kaye holds a B.A. from Union College and an M.B.A. from Columbia Business School.

We believe Mr. Kaye’s management positions and experiences in the middle market provide the board of directors with valuable insight.

Ms. Weiler was formerly a Managing Director and a member of the Management Committee of Crescent Capital Group, a Los Angeles-based asset management firm (“Crescent”), where she served from January 2011 until she retired in December 2020. During that time, Ms. Weiler was responsible for the oversight of Crescent’s CLO management business from July 2017 through December 2020, and managed several multi-strategy credit funds from January 2011 through June 2017. During her tenure at Crescent, she also served on the Risk Management and Diversity & Inclusion committees. From October 1995 to December 2010, Ms. Weiler was a Managing Director at Trust Company of the West, a Los Angeles-based asset management firm (“TCW”). At TCW, she managed several multi-strategy credit funds from July 2006 to December 2010, and served as lead portfolio manager for TCW’s high-yield bond strategy from October 1995 to June 2006. Ms. Weiler has served on the board of directors of Jefferies Financial Group Inc. since July 2021. She is a member of the Cedars-Sinai Board of Governor and is actively involved in 100 Women in Finance. Ms. Weiler joined the boards of the Company, ORCC, ORCC II, ORCC III and ORTF in February 2021 and the boards of directors of ORTIC and ORTF II in June 2021 and November 2021, respectively.

We believe Ms. Weiler’s broad investment management background, together with her financial and accounting knowledge, brings important and valuable skills to the Board. Ms. Weiler holds a B.S. in Economics from the Wharton School at the University of Pennsylvania.

Mr. Woolridge was formerly a Managing Director of Barings Real Estate Advisers, LLC (“Barings”), the real estate investment unit of Barings LLC, a global asset management firm. Mr. Woolridge most recently served as Head of the U.S. Capital Markets for Equity Real Estate Funds at Barings. Mr. Woolridge previously served as Vice President and Managing Director and Head of Debt Capital Markets – Equities of Cornerstone Real Estate Advisers LLC (prior to its rebranding under the Barings name) (“Cornerstone”) from January 2013 to September 2016 and as Vice President Special Servicing from January 2010 to January 2013. Prior to joining Cornerstone, Mr. Woolridge served as a Managing Director of Babson Capital Management LLC (“Babson”) from January 2000 to January 2010. Prior to joining Babson, Mr. Woolridge served as Director of Loan Originations and Assistant Regional Director of MassMutual Financial Group from September 1982 to January 2000. Since 2009, Mr. Woolridge has served on the University of Massachusetts (UMass) Board of Trustees and has previously served as Chairman of the Board and as Chairman of the Board’s Committee on Administration and Finance. Since 2019, Mr. Woolridge has served as Chairman of UMass Building Authority. Mr. Woolridge has also served on the UMass Foundation’s investment committee since 2021. Mr. Woolridge previously served on the Board of Trustees of Baystate Health from 2005 to 2016, which included service as Chairman of the Board and on the Board’s compensation, finance, governance and strategy committees. Mr. Woolridge holds a B.S. from the University of Massachusetts at Amherst and is a Certified Commercial Investment Member. Mr. Woolridge joined the boards of directors of the Company, ORCC, ORCC II, ORTF, ORTIC, and ORTF II in November 2021.

We believe Mr. Woolridge’s numerous management positions and broad experiences in the asset management and financial services sectors provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board of Directors.

Interested Director

Mr. Packer is the President and Chief Executive Officer of the Owl Rock BDCs, the Co-Chief Investment Officer of each of the Owl Rock Advisers, is a member of the Investment Committee of each of the Owl Rock Advisers, and was a Co-Founder of Owl Rock Capital Partners. Mr. Packer is also a Co-Founder and Senior Managing Director of Blue Owl, a member of Blue Owl's Executive Committee and a member of Blue Owl's board of directors. . In addition, Mr. Packer has served on the boards of directors of ORCC and ORCC II since March 2016 and November 2016, respectively, on the board of directors of ORTF since August 2018, on the boards of directors of the Company and ORCC III since September 2020 and February 2020, respectively and since June 2021 and November 2021 he has served on the boards of directors of ORTIC and ORTF II, respectively. Prior to co-founding Owl Rock, Mr. Packer was Co-Head of Leveraged Finance in the Americas at Goldman, Sachs & Co., where he served on the Firm-wide Capital Committee, Investment Banking Division (“IBD”) Operating Committee, IBD Client and Business Standards Committee and the IBD Risk Committee. Mr. Packer joined Goldman, Sachs & Co. as a Managing Director and Head of High Yield Capital Markets in 2006 and was named partner in 2008. Prior to joining Goldman Sachs, Mr. Packer was the Global Head of High Yield Capital Markets at Credit Suisse First Boston, and before that he worked at Donaldson, Lufkin & Jenrette. Mr. Packer serves as Treasurer and member of the Board of Trustees of Greenwich Academy, and Co-Chair of the Honorary Board of Kids in Crisis, a non-profit organization that serves children in Connecticut, and on the Advisory Board for the McIntire School of Commerce, University of Virginia. Mr. Packer earned a B.S. from the University of Virginia and an M.B.A. from Harvard Business School.

We believe Mr. Packer’s depth of experience in corporate finance, capital markets and financial services gives the board of directors valuable industry-specific knowledge and expertise on these and other matters, and his history with us and the Adviser, provide an important skillset and knowledge base to the Board.

Meetings and Attendance

The Board met eleven times during 2021 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2021.

Board Attendance at the Annual Meeting

Our policy is to encourage our directors to attend each annual meeting; however, such attendance is not required at this time.

Board Leadership Structure and Role in Risk Oversight

Overall responsibility for our oversight rests with the Board. We have entered into the Investment Advisory Agreement pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and our other service providers in accordance with the provisions of the 1940 Act, applicable provisions of state and other laws and our charter. The Board is composed of six members, five of whom are directors who are not "interested persons" of the Company or the Adviser as defined in the 1940 Act. The Board meets in person at regularly scheduled quarterly meetings each year. In addition, the Board may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, the Board has established a Nominating and Corporate Governance Committee and an Audit Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board in fulfilling its oversight responsibilities. The Board has appointed Edward D’Alelio, an independent director, to serve in the role of Chairman of the Board. The Chairman’s role is to preside at all meetings of the Board and to act as a liaison with the Adviser, counsel and other directors generally between meetings. The Chairman serves as a key point person for dealings between management and the directors. The Chairman also may perform such other functions as may be delegated by the Board from time to time. The Board reviews matters related to its leadership structure annually. The Board has determined that the Board’s leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of directors and the full Board in a manner that enhances effective oversight.

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

Committees of the Board

The Board has an Audit Committee and a Nominating and Corporate Governance Committee, and may form additional committees in the future. A brief description of each committee is included in this Form 10-K and the charters of the Audit and Nominating and Corporate Governance Committees can be accessed on the Company’s website at www.blueowl.com.

As of the date of this Form 10-K , the members of each of the Board’s committees were as follows (the names of the respective committee chairperson are bolded):

Audit Committee	Nominating and Corporate Governance Committee
Edward D'Alelio	Edward D'Alelio
Eric Kaye	Eric Kaye
Christopher M. Temple	Christopher M. Temple
Melissa Weiler	Melissa Weiler
Victor Woolridge	Victor Woolridge

Audit Committee Governance, Responsibilities and Meetings

In accordance with its written charter adopted by the Board, the Audit Committee:

(a)
assists the Board’s oversight of the integrity of our financial statements, the independent registered public accounting firm’s qualifications and independence, our compliance with legal and regulatory requirements and the performance of our independent registered public accounting firm;
(b)
prepares an Audit Committee report, if required by the SEC, to be included in our annual proxy statement;
(c)
oversees the scope of the annual audit of our financial statements, the quality and objectivity of our financial statements, accounting and financial reporting policies and internal controls;
(d)
determines the selection, appointment, retention and termination of our independent registered public accounting firm, as well as approving the compensation thereof;
(e)
pre‑approves all audit and non‑audit services provided to us and certain other persons by such independent registered public accounting firm; and
(f)
acts as a liaison between our independent registered public accounting firm and the Board.

The Audit Committee had ten formal meetings in 2021.

Our Board has determined that Christopher M. Temple qualifies as an “audit committee financial expert” as defined in Item407 of Regulation S-K under the Exchange Act.

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

Nominating and Corporate Governance Committee Governance, Responsibilities and Meetings

In accordance with its written charter adopted by the Board, the Nominating and Corporate Governance Committee:

(a)
recommends to the Board persons to be nominated by the Board for election at the Company’s meetings of our shareholders, special or annual, if any, or to fill any vacancy on the Board that may arise between shareholder meetings;
(b)
makes recommendations with regard to the tenure of the directors;
(c)
is responsible for overseeing an annual evaluation of the Board and its committee structure to determine whether the structure is operating effectively; and
(d)
recommends to the Board the compensation to be paid to the independent directors of the Board.

The Nominating and Corporate Governance Committee will consider for nomination to the Board candidates submitted by our shareholders or from other sources it deems appropriate.

The Nominating and Corporate Governance Committee had five formal meetings in 2021.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to such persons were timely filed.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. Our Code of Business Conduct and Ethics can be accessed on our website at www.owlrockbdcs.com.

There have been no material changes to our corporate code of ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer. If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct and Ethics, we will promptly disclose the nature of the amendment or waiver on our website at www.owlrockbdcs.com as well as file a Form 8 K with the Securities and Exchange Commission.

Information about Executive Officers Who Are Not Directors

The following sets forth certain information regarding the executive officers of the Company who are not directors of the Company.

Name	Age	Position	Officer Since
Karen Hager	49	Chief Compliance Officer	2020
Bryan Cole	37	Chief Financial Officer and Chief Operating Officer	2020
Alexis Maged	56	Vice President	2020
Neena Reddy	43	Vice President and Secretary	2020
Matthew Swatt	34	Co-Chief Accounting Officer, Co-Controller, and Co-Treasurer	2021
Shari Withem	39	Co-Chief Accounting Officer, Co-Controller, and Co-Treasurer	2021
Alan Kirshebaum	51	Executive Vice President	2021
Jonathan Lamm	47	Vice President	2021

The address for each of our executive officers is c/o Owl Rock Core Income Corp., 399 Park Avenue, 38th Floor, New York, New York 10022.

Ms. Hager is a Managing Director of Blue Owl and also serves as the Chief Compliance Officer of each of the Owl Rock BDCs, Blue Owl and each of Blue Owl's registered investment advisers, including the Owl Rock Advisers. Prior to Owl Rock in March 2018, Ms. Hager was Chief Compliance Officer at Abbott Capital Management. Previous to Abbott, Ms. Hager worked as SVP, Director of Global Compliance and Chief Compliance Officer at The Permal Group, and as Director of Compliance at Dominick & Dominick Advisors LLC. Prior to joining Dominick & Dominick Advisors LLC, Ms. Hager was a Senior Securities Compliance Examiner/Staff Accountant at the US Securities and Exchange Commission. Ms. Hager received a B.S. in Accounting from Brooklyn College of the City University of New York.

Mr. Cole is a Managing Director of Blue Owl and serves as the Chief Operating Officer and Chief Financial Officer of the Company, ORCC II, ORCC III and ORTIC, and as the Chief Accounting Officer and Controller of ORCC, ORTF and ORTF II. Prior to joining Owl Rock in January 2016, Mr. Cole was Assistant Controller of Business Development Corporation of America, a non‑traded business development company, where he was responsible for overseeing the finance, accounting, financial reporting, operations and internal controls functions. Preceding that role, Mr. Cole worked within the Financial Services—Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Cole received a B.S. in Accounting from Fordham University and is a licensed Certified Public Accountant in New York.

Mr. Maged is a Managing Director in the Owl Rock division of Blue Owl and also serves as the Head of Credit for each of the Owl Rock Advisers and as Vice President of each of the Owl Rock BDCs and is a member of the Investment Committee of each of the Owl Rock Advisers. Prior to joining Owl Rock in January 2016, Mr. Maged was Chief Financial Officer of Barkbox, Inc., a New York‑based provider of pet‑themed products and technology from September 2014 to November 2015. Prior to that, Mr. Maged was a Managing Director with Goldman Sachs & Co. from 2007 until 2014. At Goldman Sachs & Co., Mr. Maged held several leadership positions, including Chief Operating Officer of the investment bank’s Global Credit Finance businesses, Co‑Chair of the Credit Markets Capital Committee and a member of the Firmwide Capital Committee. Prior to assuming that role in 2011, Mr. Maged served as Chief Underwriting Officer for the Americas and oversaw the U.S. Bank Debt Portfolio Group and US Loan Negotiation Group. From mid‑2007 to the end of 2008, Mr. Maged was Head of Bridge Finance Capital Markets in the Americas Financing Group’s Leveraged Finance Group, where he coordinated the firm’s High Yield Bridge Lending and Syndication business. Prior to joining Goldman, Sachs & Co, Mr. Maged was Head of the Bridge Finance Group at Credit Suisse and also worked in the Loan Capital Markets Group at Donaldson, Lufkin and Jenrette. Upon DLJ’s merger with Credit Suisse in 2000, Mr. Maged joined Credit Suisse’s Syndicated Loan Group and, in 2003, founded its Bridge Finance Group. Earlier in his career, Mr. Maged was a member of the West Coast Sponsor Coverage Group at Citigroup and the Derivatives Group at Republic National Bank, as well as a founding member of the Loan Syndication Group at Swiss Bank Corporation. Mr. Maged received a B.A. from Vassar College and an M.B.A. from New York University Stern School of Business.

Ms. Reddy is a Managing Director, the General Counsel and the Secretary of Blue Owl Capital Inc., Chief Legal Officer of all of Blue Owl’s registered investment advisers, including the Owl Rock Advisers and a member of the firm’s Executive Committee and Operating Committee. Ms. Reddy also serves as Vice President and Secretary of each of the Owl Rock BDCs. Prior to joining Owl Rock from June 2010 to April 2019, Ms. Reddy was associate general counsel at Goldman, Sachs & Co LLC, dedicated to Goldman Sachs Asset Management L.P., where she was responsible for GSAM managed direct alternative products, including private credit. Prior to GSAM, Ms. Reddy practiced as a corporate attorney at Boies Schiller & Flexner LLP and at Debevoise & Plimpton LLP. Prior to becoming an attorney, Ms. Reddy was a financial analyst in the private wealth division at Goldman, Sachs & Co. Ms. Reddy received a B.A. in English, magna cum laude, from Georgetown University and a J.D. from New York University School of Law.

Mr. Swatt is a Managing Director of Blue Owl and also serves as the Co-Chief Accounting Officer of the Company, ORCC II, ORCC III and ORTIC, and as the Co-Treasurer and Co-Controller of each of the Owl Rock BDCs. Prior to joining Owl Rock in May 2016, Mr. Swatt was an Assistant Controller at Guggenheim Partners in their Private Credit group, where he was responsible for the finance, accounting, and financial reporting functions. Preceding that role, Mr. Swatt worked within the Financial Services --Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Swatt received a B.S. in Accounting from the University of Maryland and is a licensed Certified Public Accountant in New York.

Ms. Withem is a Managing Director of Blue Owl and also serves as the Co-Chief Accounting Officer of the Company, ORCC II, ORCC III and ORTIC, and as the Co-Treasurer and Co-Controller of each of the Owl Rock BDCs. Prior to joining Owl Rock in March 2018, Ms. Withem was Vice President of Sixth Street Specialty Lending, Inc. (formerly TPG Specialty Lending, Inc.), a business development company traded on the NYSE (TSLX), where she was responsible for accounting, financial reporting, treasury and internal controls functions. Preceding that role, Ms. Withem worked for MCG Capital Corporation, a business development company formerly traded on the Nasdaq (MCGC) and Deloitte in the Audit and Assurance Practice. Ms. Withem received a B.S. in Accounting from James Madison University and is a licensed Certified Public Accountant in Virginia.

Mr. Kirshenbaum is Executive Vice President of the Owl Rock BDCs, the Chief Financial Officer of Blue Owl and also serves as the Chief Operating Officer and Chief Financial Officer of the Owl Rock Advisers. Mr. Kirshenbaum has served on the board of directors of ORTIC and ORTF II since June 2021 and October 2021, respectively. Previously, Mr. Kirshenbaum served as Chief Operating Officer and Chief Financial Officer of ORTF and ORCC III, and as Chief Operating Officer of ORCC II, ORCC III and the Company. In addition, Mr. Kirshenbaum served on the boards of directors of ORCC and ORCC II from 2015-2021, ORTF from 2018-2021, and the ORCC III and the Company from 2020-2021. Prior to Owl Rock, Mr. Kirshenbaum was Chief Financial Officer of Sixth Street Specialty Lending, Inc., a business development company traded on the NYSE (TSLX). Mr. Kirshenbaum was responsible for building and overseeing TSLX’s finance, treasury, accounting and operations functions from August 2011 through October 2015, including during its initial public offering in March 2014. From 2011 to 2013, Mr. Kirshenbaum was also Chief Financial Officer of TPG Special Situations Partners. From 2007 to 2011, Mr. Kirshenbaum was the Chief Financial Officer of Natsource, a private investment firm and, prior to that, Managing Director, Chief Operating Officer and Chief Financial Officer of MainStay Investments. Mr. Kirshenbaum joined Bear Stearns Asset Management (“BSAM”) in 1999 and was BSAM’s Chief Financial Officer from 2003 to 2006. Before joining BSAM, Mr. Kirshenbaum worked in public accounting at KPMG and J.H. Cohn. Mr. Kirshenbaum is actively involved in a variety of non-profit organizations including the Boy Scouts of America and as trustee for the Jewish Federation of Greater MetroWest NJ. Mr. Kirshenbaum is also a member of the Rutgers University Dean’s Cabinet. Mr. Kirshenbaum received a B.S. from Rutgers University and an M.B.A. from New York University Stern School of Business.

Mr. Lamm is a Managing Director of Blue Owl, a Vice President of ORCC III, ORCC II, the Company and ORTIC, and the Chief Operating Officer and Chief Financial Officer of ORCC, ORTF and ORTF II. Prior to joining Owl Rock, a division of Blue Owl, in April 2021, Mr. Lamm served as the Chief Financial Officer and Treasurer of Goldman Sachs BDC, Inc. (“GSBD”), a business development company traded on the New York Stock Exchange. Mr. Lamm was responsible for building and overseeing GSBD's finance, treasury, accounting and operations functions from April 2013 through March 2021, including during its initial public offering in March 2015. During his time at Goldman Sachs, Mr. Lamm also served as Chief Financial Officer and Treasurer of Goldman Sachs Private Middle Market Credit LLC, Goldman Sachs Private Middle Market Credit II LLC and Goldman Sachs Middle Market Lending Corp. prior to the completion of its merger with GSBD in October 2020. Throughout his twenty-two years at Goldman Sachs, Mr. Lamm held various positions. From 2013 to 2021, Mr. Lamm served as Managing Director, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2007 to 2013, Mr. Lamm served as Vice President, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2005 to 2007, Mr. Lamm served as Vice President in the Financial Reporting group and, from 1999 to 2005, he served as a Product Controller. Prior to joining Goldman Sachs, Mr. Lamm worked in public accounting at Deloitte & Touche.

Portfolio Managers

The management of our investment portfolio is the responsibility of the Adviser and the Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team, is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and the Investment Committee. The Investment Team, under the Investment Committee's supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. The Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be made) and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Investment Committee. Follow-on investments in existing portfolio companies may require the Investment Committee's approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Investment Committee. The compensation packages of certain Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.

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

The Investment Team performs a similar role for ORCC, ORCC II and ORCC III and certain members of the Investment Team also perform a similar role for ORTF, ORTF II and ORTIC from which the Adviser and its affiliates may receive incentive fees. See "ITEM 1. BUSINESS – Affiliated Transactions" for a description of the Owl Rock Advisers' allocation policy governing allocations of investments among us and other investment vehicles with similar or overlapping strategies, as well as a description of certain other relationships between us and the Adviser. See "ITEM 1A. RISK FACTORS —We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interests" for a discussion of potential conflicts of interests.

The members of the Investment Committee function as portfolio managers with the most significant responsibility for the day-to-day management of our portfolio. The Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged and effective September 1, 2021, Jeff Walwyn. Information regarding the Investment Committee, is as follows:

Name	Year of Birth
Douglas I. Ostrover	1962
Marc S. Lipschultz	1969
Craig W. Packer	1966
Alexis Maged	1965
Jeff Walwyn	1979

In addition to managing our investments, as of December 31, 2021, Messrs. Ostrover, Packer, Lipschultz, Maged, and Walwyn, our portfolio managers, also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Owl Rock Capital Corporation	Business development company	U.S. middle-market lending	$13,298.2
Owl Rock Capital Corporation II	Business development company	U.S. middle-market lending	$2,501.1
Owl Rock Capital Corporation III	Business development company	U.S. middle-market lending	$2,944.4
Owl Rock Technology Finance Corp.	Business development company	U.S. middle-market technology related lending	$6,291.7
Owl Rock Technology Finance Corp. II	Business development company	U.S. middle-market technology related lending	$45.0
Owl Rock Technology Income Corp.	Business development company	U.S. middle-market technology related lending	$0.1

As of December 31, 2021, our portfolio managers also managed private funds (the "Owl Rock Private Funds") with a total of approximately $4.6 billion in gross assets.

The management and incentive fees payable by the Owl Rock Clients are based on the gross assets and performance, respectively of each Owl Rock Client.

Biographical information regarding the member of the Investment Committee who is not a director or executive officer of the Company is as follows:

Douglas I. Ostrover

Mr. Ostrover serves as Chief Executive Officer and Co-Chief Investment Officer of each of the Owl Rock Advisers, is a member of the Investment Committee of each of the Owl Rock BDCs and is a member of the Investment Committee of each of the Owl Rock BDCs and was a Co-Founder of Owl Rock Capital Partners LP. Mr. Ostorver is also a Co-Founder and Chief Executive Officer of Blue Owl, a member of Blue Owl’s Executive Committee and a member of Blue Owl’s board of directors. Mr. Ostrover served on the boards of directors of ORCC and ORCC II from 2016-2021, on the board of directors of ORTF from 2018-2021, and on the boards of directors of ORCC III and the Company from 2020-2021. Prior to co-founding Owl Rock, Mr. Ostrover was one of the founders of GSO Capital Partners (GSO), Blackstone’s alternative credit platform, and a Senior Managing Director at Blackstone until June 2015. Prior to co-founding GSO in 2005, Mr. Ostrover was a Managing Director and Chairman of the Leveraged Finance Group of Credit Suisse First Boston (CSFB). Prior to his role as Chairman, Mr. Ostrover was Global Co-Head of CSFB’s Leveraged Finance Group, during which time he was responsible for all of CSFB’s origination, distribution and trading activities relating to high yield securities, leveraged loans, high yield credit derivatives and distressed securities. Mr. Ostrover was a member of CSFB’s Management Council and the Fixed Income Operating Committee. Mr. Ostrover joined CSFB in November 2000 when CSFB acquired Donaldson, Lufkin & Jenrette (“DLJ"), where he was a Managing Director in charge of High Yield and Distressed Sales, Trading and Research. Mr. Ostrover had been a member of DLJ’s high yield team since he joined the firm in 1992. Mr. Ostrover is actively involved in non-profit organizations including serving on the Board of Directors of the Michael J. Fox Foundation and the Mount Sinai Health Systems. Mr. Ostrover is also a board member of the Brunswick School. Mr. Ostrover received a B.A. in Economics from the University of Pennsylvania and an M.B.A. from New York University Stern School of Business.

Marc S. Lipschultz

Mr. Lipschultz serves as the Co-Chief Investment Officer of each of the Owl Rock Advisers, a member of the Adviser's Investment Committee and was a Co-Founder of Owl Rock Capital Partners. Mr. Lipschultz is also a Co-Founder and Co-President of

Blue Owl, a member of Blue Owl's Executive Committee and a member of Blue Owl's board of directors. Prior to founding Owl Rock, Mr. Lipschultz spent more than two decades at KKR, and he served on the firm's Management Committee and as the Global Head of Energy and Infrastructure. Mr. Lipschultz has a wide range of experience in alternative investments, including leadership roles in private equity, infrastructure and direct-asset investing. Prior to joining KKR, Mr. Lipschultz was with Goldman, Sachs & Co., where he focused on mergers and acquisitions and principal investment activities. He received an A.B. with honors and distinction, Phi Beta Kappa, from Stanford University and an M.B.A. with high distinction, Baker Scholar, from Harvard Business School. Mr. Lipschultz serves on the board of the Hess Corporation and is actively involved in a variety of nonprofit organizations, serving as a trustee and board member of the 92nd Street Y American Enterprise Institute for Public Policy Research, Michael J. Fox Foundation, Mount Sinai Health System, Riverdale Country School and Stanford University Board of Trustees.

Jeff Walwyn

Mr. Walwyn is a Managing Director in the Owl Rock division of Blue Owl, serves as the Head of Underwriting nontechnology for each of the Owl Rock Advisers, and serves as a member of the investment committee of the Adviser and Owl Rock Capital Advisors LLC. Prior to joining Owl Rock in 2017, Mr. Walwyn was a Managing Director with Guggenheim Partners from 2015 until 2017. Upon Apollo Global Management’s acquisition of Gulf Stream Asset management in 2011, Mr. Walwyn joined Apollo and was a Principal until 2014. Prior to its acquisition by Apollo, Mr. Walwyn was a Vice President at Gulf Stream Asset Management where he started in 2006. Earlier in his career, Mr. Walwyn worked in Investment Banking with JPMorgan. Mr. Walwyn received a B.A. from Cornell University and an M.B.A. from Duke University’s Fuqua School of Business.

The table below shows dollar ranges of shares of our common stock to be beneficially owned by the members of the Investment Committee as of March 9, 2022 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; or Over $100,000. For purposes of this Annual Report, the term "Fund Complex" is defined to include the Owl Rock BDCs.

Name	Dollar Range of Equity Securities in Owl Rock Core Income Corp.(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Douglas I. Ostrover(4)	over $100,000	over $100,000
Marc S. Lipschultz(4)	over $100,000	over $100,000
Craig W. Packer(4)	over $100,000	over $100,000
Alexis Maged	—	over $100,000
Jeff Walwyn	—	over $100,000

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
(3)
The dollar range of Equity Securities in the Fund Complex beneficially owned by members of the Investment Committee, if applicable, is the sum of (1) the closing price per share of Owl Rock Capital Corporation's common stock of $14.36 as of March 8, 2022 multiplied by the number of shares of Owl Rock Capital Corporation's common stock beneficially owned by the Investment Committee Member, (2) the net asset value per share as of December 31, 2021 of Owl Rock Capital Corporation II's common stock multiplied by the number of shares of Owl Rock Capital Corporation II's common stock beneficially owned by the Investment Committee Member, (3) the net asset value per share as of December 31, 2021 of Owl Rock Capital Corporation III's common stock multiplied by the number of shares of Owl Rock Capital Corporation III's common stock beneficially owned by the Investment Committee Member, (4) the net asset value per share as of December 31, 2021 of Owl Rock Technology Finance Corp.'s common stock multiplied by the number of shares of Owl Rock Technology Finance Corp.'s common stock beneficially owned by the Investment Committee Member, (5) the net asset value per share as of December 31, 2021 of Owl Rock Technology Finance Corp. II's common stock multiplied by the number of shares of Owl Rock Technology Finance Corp. II's common stock beneficially owned by the Investment Committee Member, (6) the current net offering price per share of Owl Rock Technology Income Corp.'s common stock multiplied by the number of shares of Owl Rock Technology Income Corp.'s common stock beneficially owned by the Investment Committee Member and (7) the total dollar range of equity securities in the Company beneficially owned by the Investment Committee Member.
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

Director Compensation

No compensation is expected to be paid to our directors who is an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. Our directors who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in in‑person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. As of December 31, 2021, these directors were Edward D’Alelio, Christopher M. Temple, Eric Kaye, Brian Finn, Victor Woolridge, and Melissa Weiler. We pay each independent director the following amounts for serving as a director:

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

The table below sets forth the compensation received by each director from the Company and the Fund Complex for service during the fiscal year ended December 31, 2021:

Name of Director	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
Edward D'Alelio	$220,274	$220,274	$1,160,342
Christopher M. Temple	$210,000	$210,000	$1,112,720
Eric Kaye	$200,000	$200,000	$1,072,720
Brian Finn	$195,000	$195,000	$1,028,277
Melissa Weiler	$189,406	$189,406	$1,004,277
Victor Woolridge	$37,500	$37,500	$219,049

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of March 9, 2022 the beneficial ownership as indicated in the Company’s books and records of each current director, the nominees for director, the Company’s executive officers, the executive officers and directors as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock.

The percentage ownership is based on 248,741,108 shares of our common stock outstanding as of March 9, 2022. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares of our common stock beneficially owned by such shareholder.

	Shares Beneficially Owned

Name and Address	Number of Shares Owned	Percentage of Class Outstanding
5% Owners
Owl Rock Feeder FIC ORCIC Equity LLC(1)	2,595,896	1.0%
Interested Directors(2)
Craig W. Packer(3)	2,595,896	1.0%
Independent Directors
Edward D'Alelio	—	0.0%
Eric Kaye	—	0.0%
Christopher M. Temple	—	0.0%
Melissa Weiler	—	0.0%
Victor Woolridge	—	0.0%
Executive Officers	—	0.0%
Karen Hager	—	0.0%
Bryan Cole	—	0.0%
Alexis Maged	—	0.0%
Neena Reddy	—	0.0%
Matthew Swatt	—	0.0%
Shari Withem	—	0.0%
Alan Kirshenbaum(3)	2,595,896	1.0%
Jonathan Lamm	—	0.0%
All officers and directors as a group (14 persons)(4)	2,595,896	1.0%

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
(4)
Includes a total of 2,595,896 shares held by Feeder FIC Equity.

Dollar Range of Equity Securities Beneficially Owned by Directors

The table below shows the dollar range of equity securities of the Company and the aggregate dollar range of equity securities of the Fund Complex that were beneficially owned by each director as of March 9, 2022 stated as one of the following dollar ranges: None; $1‑$10,000; $10,001‑ $50,000; $50,001‑$100,000; or Over $100,000. For purposes of this Form 10-K, the term “Fund Complex” is defined to include the Company, Owl Rock Capital Corporation, Owl Rock Capital Corporation II, Owl Rock Capital Corporation III, Owl Rock Technology Finance Corp., Owl Rock Technology Finance Corp. II and Owl Rock Technology Income Corp.

Name of Director	Dollar Range of Equity Securities in Owl Rock Core Income Corp.(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Interested Directors
Craig W. Packer(4)	over $100,000	over $100,000
Independent Directors
Edward D'Alelio	—	over $100,000
Eric Kaye	—	over $100,000
Christopher M. Temple	—	over $100,000
Melissa Weiler	—	over $100,000
Victor Woolridge	—	over $100,000

(1)
Beneficial ownership has been determined in accordance with Rule 16a‑1(a)(2) of the Exchange Act.
(2)
The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying the current net public offering price of the applicable class of the Company’s common stock by the number of shares beneficially owned.
(3)
The dollar range of Equity Securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of (1) the closing price per share of Owl Rock Capital Corporation's common stock of $14.36 as of March 8, 2022 multiplied by the number of shares of Owl Rock Capital Corporation's common stock beneficially owned by the director, (2) the net asset value per share as of December 31, 2021 of Owl Rock Capital Corporation II's common stock multiplied by the number of shares of Owl Rock Capital Corporation II's common stock beneficially owned by the director, (3) the net asset value per share as of December 31, 2021 of Owl Rock Capital Corporation III's common stock multiplied by the number of shares of Owl Rock Capital Corporation III's common stock beneficially owned by the director, (4) the net asset value per share as of December 31, 2021 of Owl Rock Technology Finance Corp.'s common stock multiplied by the number of shares of Owl Rock Technology Finance Corp.'s common stock beneficially owned by the director, (5) the net asset value per share as of December 31, 2021 of Owl Rock Technology Finance Corp. II's common stock multiplied by the number of shares of Owl Rock Technology Finance Corp. II's common stock beneficially owned by the director, (6) the current net offering price per share of Owl Rock Technology Income Corp.'s common stock multiplied by the number of shares of Owl Rock Technology Income Corp.'s common stock beneficially owned by the director and (7) the total dollar range of equity securities in the Company beneficially owned by the director.
(4)
Equity securities are held by Owl Rock Feeder FIC ORCIC Equity LLC. Messrs. Ostrover, Packer, and Kirshenbaum disclaim beneficial ownership of these securities except to the extent of their pecuniary interest therin.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

We have entered into both the Investment Advisory Agreement and the Administration Agreement with the Adviser. Pursuant to the Investment Advisory Agreement, we will pay the Adviser a base management fee and an incentive fee. See “ITEM 1. BUSINESS —Investment Advisory Agreement” for a description of how the fees payable to the Adviser will be determined. Pursuant to the Administration Agreement, we will reimburse the Adviser for expenses necessary to perform services related to our administration and operations. In addition, the Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees from portfolio companies.

Our executive officers, certain of our directors and certain other finance professionals of Blue Owl also serve as executives of the Owl Rock Advisers and certain of our officers and directors and professionals of Blue Owl, and the Owl Rock Advisers are officers of Blue Owl Securities LLC (formerly, Owl Rock Capital Securities LLC). In addition, our executive officers and directors and the members of the Adviser and members of its investment committee serve or may serve as officers, directors or principals of entities that operate in the same, or a related, line of business as we do (including the Owl Rock Advisers) including serving on their respective investment committees and/or on the investment committees of investments funds, accounts or other investment vehicles managed by our affiliates which may have investment objective similar to our investment objective. At time we may compete with these other entities managed by the other Owl Rock Advisers, including the “Owl Rock Clients”, for capital and investment opportunities. As a result, we may not be given the opportunity to participate in certain investments made by the Owl Rock Clients. This can create a potential conflict when allocating investment opportunities among us and such other Owl Rock Clients. An investment opportunity that is suitable for multiple clients of the Adviser and its affiliates may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. However, in order for the Adviser and its affiliates to fulfill their fiduciary duties to each of their clients, the Owl Rock Advisers have put in place an investment allocation policy that seeks to ensure the fair and equitable allocation of investment opportunities over time and addresses the co-investment restrictions set forth under the 1940 Act.

Allocation of Investment Opportunities

The Owl Rock Advisers intend to allocate investment opportunities in a manner that is fair and equitable over time and is consistent with its allocation policy, so that no client of the Adviser or its affiliates is disadvantaged in relation to any other client of the Adviser or its affiliates, taking into account such factors as the relative amounts of capital available for new investments, cash on hand, existing commitments and reserves, the investment programs and portfolio positions of the participating investment accounts, the clients for which participation is appropriate, targeted leverage level, targeted asset mix and any other factors deemed appropriate. The Owl Rock Advisers intend to allocate common expenses among us and other clients of the Adviser and its affiliates in a manner that is fair and equitable over time or in such other manner as may be required by applicable law or the Investment Advisory Agreement. Fees and expenses generated in connection with potential portfolio investments that are not consummated will be allocated in a manner that is fair and equitable over time and in accordance with policies adopted by the Owl Rock Advisers and the Investment Advisory Agreement.

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

The Owl Rock Advisers' allocation policy is designed to manage the potential conflicts of interest between the Adviser's fiduciary obligations to us and its or its affiliates' similar fiduciary obligations to other clients, including the Owl Rock Clients; however, there can be no assurance that the Owl Rock Advisers’ efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Not all conflicts of interest can be expected to be resolved in our favor.

The allocation of investment opportunities among us and any of the other investment funds sponsored or accounts managed by the Adviser or its affiliates may not always, and often will not, be proportional. In general, pursuant to the Owl Rock Advisers' allocation policy, the process for making an allocation determination includes an assessment as to whether a particular investment opportunity (including any follow-on investment in, or disposition from, an existing portfolio company held by the Company or another investment fund or account) is suitable for us or another investment fund or account including the Owl Rock Clients. In making this assessment, the Owl Rock Advisers may consider a variety of factors, including, without limitation: the investment objectives, guidelines and strategies applicable to the investment fund or account; the nature of the investment, including its risk-return profile and expected holding period; portfolio diversification and concentration concerns; the liquidity needs of the investment fund or account; the ability of the investment fund or account to accommodate structural, timing and other aspects of the investment process; the life cycle of the investment fund or account; legal, tax and regulatory requirements and restrictions, including, as applicable, compliance with the 1940 Act (including requirements and restrictions pertaining to co-investment opportunities discussed below); compliance with existing agreements of the investment fund or account; the available capital of the investment fund or account; diversification requirements for BDCs or RICs; the gross asset value and net asset value of the investment fund or account; the current and targeted leverage levels for the investment fund or account; and portfolio construction considerations. The relevance of each of these criteria will vary from investment opportunity to investment opportunity. In circumstances where the investment objectives of multiple investment funds or accounts regularly overlap, while the specific facts and circumstances of each allocation decision will be determinative, the Owl Rock Advisers may afford prior decisions precedential value.

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

Exemptive Relief

We intend to rely on exemptive relief that has been granted by the SEC to Owl Rock and certain of its affiliates to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such private funds had not previously invested in such existing portfolio company. Without this order, the private funds would generally not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisers' investment allocation policy incorporates the conditions of the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock Clients that could avail themselves of the exemptive relief and that have an investment objective similar to ours.

Review, Approval or Ratification of Transactions with Related Persons

The Audit Committee is required to review and approve any transactions with related persons (as such term is defined in Item 404 of Regulation S-K.)

License Agreement

We have entered into a license agreement (the “License Agreement”), pursuant to which an affiliate of Blue Owl Capital has granted the Company a non‑exclusive license to use the name “Owl Rock.” Under the License Agreement, we have a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Owl Rock” name or logo.

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

Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and the Company, the Adviser, or of any of their respective affiliates, the Board has determined that each of Messrs. Kaye, Temple, D'Alelio, Woolridge, and Ms. Weiler is independent, has no material relationship with the Company, and is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company. Mr. Packer is considered an "interested person" (as defined in the 1940 Act) of the Company since he is employed by the Adviser.

Item 14. Principal Accounting Fees and Services.

KPMG LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2022. KPMG acted as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2021. The Company knows of no direct financial or material indirect financial interest of KPMG LLP in the Company. A representative of KPMG LLP will be available to answer questions during the Annual Meeting and will have an opportunity to make a statement if he or she desires to do so.

Fees

Set forth in the table below are audit fees, audit‑related fees, tax fees and all other fees billed to the Company by KPMG LLP for professional services performed for the fiscal years ended December 31, 2021 and 2020:

	For the Fiscal year Ended December 31,
	2021	2020(3)
Audit Fees	$355,000	$130,000
Audit-Related Fees(1)	—	—
Tax Fees	79,400	—
All Other Fees(2)	—	—
Total Fees	$434,400	$130,000

(1)
“Audit‑Related Fees” are those fees billed to the Company by KPMG LLP for services provided by KPMG LLP in connection with permitted audit services.
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

4.1

Indenture, dated as of September 23, 2021, by and between Owl Rock Core Income Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 24, 2021).

4.2

First Supplemental Indenture, dated as of September 23, 2021, relating to the 3.125% notes due 2026, by and between Owl Rock Core Income Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on September 24, 2021).

4.3	Form of 3.125% notes due 2026 sold in reliance on Rule 144A of the Securities Act (incorporated by reference to Exhibit 4.3 to the Company’s current report on Form 8-K, filed September 24, 2021).

4.4

Form of 3.125% notes due 2026 sold in reliance on Rule 501(a)(1), (2), (3), (7) or (9) of the Securities Act (incorporated by reference to Exhibit 4.4 to the Company’s current report on Form 8-K, filed September 24, 2021)

4.5

Registration Rights Agreement, dated as of September 23, 2021, by and among Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on September 24, 2021).

4.6

Second Supplemental Indenture, dated as of February 8, 2022, relating to the 4.70% notes due 2027, by and between Owl Rock Core Income Corp. and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on For 8-K filed on February 8, 2022).

4.7	Form of 4.70% notes due 2027 sold in reliance on Rule 144A of the Securities Act (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on For 8-K filed on February 8, 2022).

4.8

Form of 4.70% notes due 2027 sold in reliance on Rule 501(a)(1), (2), (3), (7) or (9) of the Securities Act (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on For 8-K filed on February 8, 2022).

4.9

Registration Rights Agreement, dated as of February 8, 2022, by and among J.P. Morgan Securities LLC, Deutsche Bank Securities Inc. and RBC Capital Markets, LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on For 8-K filed on February 8, 2022).

4.10*	Description of Securities.

10.1	Form of Distribution Reinvestment Plan (incorporated by reference to Exhibit (e) to Post-Effective Amendment No.1 to the Company’s Registration Statement on Form N-2, filed on February 23, 2021).

10.2	Investment Advisory Agreement (incorporated by reference to Exhibit (g)(1) to the Company’s Registration Statement on Form N-2, filed on October 16, 2020).

10.3	Amended and Restated Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 19, 2021).

10.4	Dealer Manager Agreement (incorporated by reference to Exhibit (h)(1) to the Company’s Registration Statement on Form N-2, filed on October 16, 2020).

10.5	Amendment No. 1 to the Dealer Manager Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on February 23, 2021).

10.6

Form of Participating Broker-Dealer Agreement (Included as Exhibit A to the Form of Dealer Manager Agreement) (incorporated by reference to Exhibit (h)(2) to the Company’s Registration Statement on Form N-2, filed on October 16, 2020).

10.7	Shareholder Services Plan (incorporated by reference to Exhibit (h)(3) to the Company’s Registration Statement on Form N-2, filed on October 16, 2020).

10.8	Custodian Agreement (incorporated by reference to Exhibit (j) to the Company’s Registration Statement on Form N-2, filed on October 16, 2020).

10.9	Administration Agreement (incorporated by reference to Exhibit (k)(1) to the Company’s Registration Statement on Form N-2, filed on October 16, 2020).

10.10	Amended and Restated Administration Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 19, 2021).

10.11	License Agreement (incorporated by reference to Exhibit (k)(2) to the Company’s Registration Statement on Form N-2, filed on October 16, 2020).

10.12	Form of Escrow Agreement (incorporated by reference to Exhibit (k)(3) to the Company’s Registration Statement on Form N-2, filed on October 16, 2020).

10.13

Expense Support and Conditional Reimbursement Agreement by and among the Registrant and Adviser (incorporated by reference to Exhibit (k)(4) to the Company’s Registration Statement on Form N-2, filed on October 16, 2020).

10.14	Multi-Class Plan (incorporated by reference to Exhibit (k)(5) to the Company’s Registration Statement on Form N-2, filed on October 16, 2020).

10.15

Loan Agreement between Owl Rock Core Income Corp. and Owl Rock Feeder FIC ORCIC Debt LLC (incorporated by reference to Exhibit (k)(6) to the Company’s Registration Statement on Form N-2, filed on October 16, 2020).

10.16	Amendment No. 1 to the Loan Agreement (incorporated by reference to Exhibit (k)(10) to the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed May 21, 2021).

10.17

Amended and Restated Loan Agreement, by and between the Company and Owl Rock Feeder FIC ORCIC Debt LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed May 14, 2021).

10.18

Amendment No. 1, dated as of August 26, 2021, to the Amended and Restated Loan Agreement, dated as of May 12, 2021, by and between Owl Rock Core Income Corp. and Owl Rock Feeder FIC ORCIC Debt LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 31, 2021).

10.19

Amendment No. 2, dated as of September 13, 2021, to the Amended and Restated Loan Agreement, dated as of May 12, 2021, by and between Owl Rock Core Income Corp. and Owl Rock Feeder FIC ORCIC Debt LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 14, 2021).

10.20	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 23, 2021).

10.21

Senior Secured Revolving Credit Agreement by and among the Company, as borrower, and the Revolver Lenders from time to time parties thereto, Sumitomo Mitsui Banking Corporation as Administrative Agent, Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A. as Joint Lead Arrangers, Joint Book Runners and Syndication Agents, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Amendment to the Company’s Current Report on Form 8-K, filed May 18, 2021).

10.22

First Amendment to the Senior Secured Revolving Credit Agreement, dated as of September 30, 2021, among Owl Rock Core Income Corp. as Borrower, the Lenders and Issuing Banks party thereto, and Sumitomo Mitsui Banking Corporation as Administrative Agent, Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A. as Syndication Agents, Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A. as Joint Lead Arrangers and Joint Book Runners, JP Morgan Chase Bank, N.A. and Bank of America as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 4, 2021).

10.23

Credit Agreement, dated as of September 16, 2021, among Core Income Funding I LLC, as Borrower, the Lenders referred to therein, Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as collateral Agent, Collateral Administrator, Custodian and Alter Domus (US) LLC as document custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 20, 2021).

10.24

Form of Amendment No. 1 to the Credit Agreement by and among Core Income Funding I LLC, as Borrower, the Lenders referred to therein, Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as collateral Agent, Collateral Administrator, Custodian and Alter Domus (US) LLC as document custodian.(incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 30, 2021).

10.25

Sale and Contribution Agreement, dated as of September 16, 2021, between Owl Rock Core Income Corp., as Seller and Core Income Funding I LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 20, 2021).

10.26

Sale and Contribution Agreement, dated as of October 5, 2021, between Owl Rock Core Income Corp., as Seller and Core Income Funding II LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 7, 2021).

10.27

Loan Financing and Servicing Agreement, dated as of October 5, 2021, among Core Income Funding II LLC, as Borrower, Owl Rock Core Income Corp., as Equityholder and Services Provider, the Lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Facility Agent, the other Agents parties thereto, State Street Bank and Trust Company, as Collateral Agent, and Alter Domus (US) LLC, as Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 7, 2021).

10.28

Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of October 27, 2021, among Core Income Funding II LLC, as Borrower, Owl Rock Core Income Corp., as Equityholder and Services Provider, the Lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Facility Agent, the other Agents parties thereto, State Street Bank and Trust Company, as Collateral Agent, and Alter Domus (US) LLC as Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 29, 2021).

10.29

Second Amendment to the Senior Secured Revolving Credit Agreement, dated as of February 28, 2022, among Owl Rock Core Income Corp. as Borrower, the Lenders and Issuing Banks party thereto, and Sumitomo Mitsui Banking Corporation as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 1, 2022).

10.30

Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of February 18, 2022, among Core Income Financing II LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, Owl Rock Core Income Corp. as equityholder and as services provider and Deutsche Bank AG, New York Branch as an agent and as a committed lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 24, 2022).

10.31*	Amendment No. 3, dated as of March 8, 2022 to the Amended and Restated Loan Agreement, dated as of May 12, 2021, by and between Owl Rock Core Income Corp. and Owl Rock Feeder FIC ORCIC Debt LLC.

14.1*	Code of Ethics.

21.1*	Subsidiary List

24.1	Power of Attorney (included on signature page hereto).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

** Furnished herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Owl Rock Core Income Corp.

Date: March 9, 2022	By:	/s/ Bryan Cole
Bryan Cole Chief Financial Officer and Chief Operating Officer

Each person whose signature appears below constitutes and appoints Craig W. Packer and Bryan Cole, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2021, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 9, 2022.

Name	Title

/s/ Craig W. Packer	Chief Executive Officer and Director
Craig W. Packer

/s/ Edward D’Alelio	Director and Chairman of the Board of Directors
Edward D’Alelio

/s/ Christopher M. Temple	Director and Chairman of the Audit Committee
Christopher M. Temple

/s/ Eric Kaye	Director and Chairman of the Nominating and Corporate Governance Committee
Eric Kaye

/s/ Melissa Weiler	Director
Melissa Weiler

/s/ Victor Woolridge	Director
Victor Woolridge

/s/ Bryan Cole	Chief Financial Officer and Chief Operating Officer
Bryan Cole

/s/ Matthew Swatt	Co-Chief Accounting Officer and Co-Controller
Matthew Swatt

/s/ Shari Withem	Co-Chief Accounting Officer and Co-Controller
Shari Withem