Form 10-Q
period 2022-03-31
Owl Rock Core Income Corp.
filed 2022-05-13
CIK 1812554

Draft review and test completed. No issues found.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of May 12, 2022, the registrant had 124,577,468 shares of Class S common stock, 32,776,392 shares of Class D common stock, and 195,189,794 shares of Class I common stock, each with a par value per share of $0.01, outstanding.

i

Signatures	113

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
•
the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine; and
•
other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Core Income Corp.

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	March 31, 2022 (Unaudited)	December 31, 2021
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $5,582,786 and $3,116,897, respectively)	$5,563,670	$3,120,372
Cash	89,586	21,459
Interest receivable	27,532	19,034
Due from Adviser	4,062	—
Prepaid expenses and other assets	15,026	2,883
Total Assets	$5,699,876	$3,163,748
Liabilities
Debt (net of unamortized debt issuance costs of $46,511 and $22,641, respectively)	$2,532,771	$1,525,811
Distribution payable	15,868	9,005
Payable for investments purchased	337,945	27,363
Payables to affiliates	10,747	9,121
Tender offer payable	23,283	1,413
Accrued expenses and other liabilities	15,883	10,307
Total Liabilities	2,936,497	1,583,020
Commitments and contingencies (Note 7)
Net Assets
Class S Common shares $0.01 par value, 1,000,000,000 shares authorized; 108,713,425 and 60,700,920 shares issued and outstanding, respectively	1,087	607
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 31,080,406 and 18,552,331 shares issued and outstanding, respectively	311	186
Class I Common shares $0.01 par value, 1,000,000,000 shares authorized; 158,789,498 and 90,103,200 shares issued and outstanding, respectively	1,588	901
Additional paid-in-capital	2,776,533	1,574,366
Distributable earnings (losses)	(16,140)	4,668
Total Net Assets	2,763,379	1,580,728
Total Liabilities and Net Assets	$5,699,876	$3,163,748
Net Asset Value Per Class S Share	$9.24	9.33
Net Asset Value Per Class D Share	$9.25	9.33
Net Asset Value Per Class I Share	$9.26	$9.34

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Core Income Corp.

Consolidated Statement of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$60,414	$329
PIK interest income	4,976	11
Other income	4,755	6
Total investment income from non-controlled, non-affiliated investments	70,145	346
Total Investment Income	70,145	346
Operating Expenses
Initial organization	—	273
Offering costs	1,171	—
Interest expense	15,371	71
Management fees	5,550	52
Performance based incentive fees	4,864	—
Professional fees	1,281	286
Directors' fees	282	245
Shareholder servicing fees	1,962	1
Other general and administrative	1,135	367
Total Operating Expenses	31,616	1,295
Management fees waived (Note 3)	—	(52)
Expense Support (Note 3)	(4,062)	(822)
Net Operating Expenses	27,554	421
Net Investment Income (Loss) Before Taxes	42,591	(75)
Excise tax	-	-
Net Investment Income (Loss) After Taxes	42,591	(75)
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(23,285)	$42
Translation of assets and liabilities in foreign currencies	(172)	(11)
Total Net Change in Unrealized Gain (Loss)	(23,457)	31
Net realized gain (loss):
Non-controlled, non-affiliated investments	250	7
Foreign currency transactions	187	12
Total Net Realized Gain (Loss)	437	19
Total Net Realized and Change in Unrealized Gain (Loss)	(23,020)	50
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$19,571	$(25)
Net Increase (Decrease) in Net Assets Resulting from Operations- Class S Common Stock	$6,161	$—
Net Increase (Decrease) in Net Assets Resulting from Operations- Class D Common Stock	$1,958	$9
Net Increase (Decrease) in Net Assets Resulting from Operations- Class I Common Stock	$11,452	$(34)
Earnings Per Share - Basic and Diluted of Class S Common Stock(1)	$0.07	$-
Weighted Average Shares of Class S Common Stock Outstanding - Basic(1) and Diluted	92,693,920	-
Earnings Per Share - Basic and Diluted of Class D Common Stock	$0.08	$0.08
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted	25,539,563	113,773
Earnings Per Share - Basic and Diluted of Class I Common Stock	$0.08	$(0.02)
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	134,734,682	2,168,995

________________

(1) There were no Class S shares of common stock outstanding during the three months ended March 31, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Core Income Corp.

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(5)
Advertising and media
Global Music Rights, LLC(7)	First lien senior secured loan	L + 5.75%	8/28/2028	$84,164	$82,595	$82,481	3.0%
Global Music Rights, LLC(16)(17)	First lien senior secured revolving loan	L + 5.75%	8/27/2027	—	(135)	(150)	—%
IRI Holdings, Inc.(6)(21)	First lien senior secured loan	L + 4.25%	12/1/2025	4,962	4,967	4,935	0.2%
				89,126	87,427	87,266	3.2%
Aerospace and Defense
Bleriot US Bidco Inc.(7)(21)	First lien senior secured loan	L + 4.00%	10/30/2026	10,448	10,448	10,376	0.4%
Peraton Corp.(6)(21)	First lien senior secured loan	L + 3.75%	2/1/2028	22,491	22,404	22,302	0.8%
Peraton Corp.(6)(21)	Second lien senior secured loan	L + 7.75%	2/1/2029	4,854	4,789	4,807	0.2%
				37,793	37,641	37,485	1.4%
Automotive
Mavis Tire Express Services Topco Corp.(6)(20)(21)	First lien senior secured loan	L + 4.00%	5/4/2028	9,925	9,881	9,850	0.4%
OAC Holdings I Corp. (dba Omega Holdings)(10)	First lien senior secured loan	SR + 5.00%	3/31/2029	9,188	9,004	9,004	0.3%
OAC Holdings I Corp. (dba Omega Holdings)(10)(16)	First lien senior secured revolving loan	SR + 5.00%	3/31/2028	1,286	1,235	1,235	—%
PAI Holdco, Inc.(7)(21)	First lien senior secured loan	L + 3.50%	10/28/2027	4,987	4,863	4,932	0.2%
Power Stop, LLC(6)(20)	First lien senior secured loan	L + 4.75%	1/26/2029	30,000	29,706	29,700	1.1%
				55,386	54,689	54,721	2.0%
Buildings and real estate
Associations, Inc.(7)	First lien senior secured loan	L + 6.50% (incl. 2.50% PIK)	7/2/2027	115,609	114,351	114,164	4.1%
Associations, Inc.(16)(17)	First lien senior secured revolving loan	L + 6.50%	7/2/2027	—	(42)	(60)	—%
CoreLogic Inc.(6)(20)(21)	First lien senior secured loan	L + 3.50%	6/2/2028	29,925	29,925	29,533	1.1%
Dodge Data & Analytics LLC(10)	First lien senior secured loan	SR + 4.75%	2/23/2029	22,500	22,166	22,163	0.8%
RealPage, Inc.(6)(20)	First lien senior secured loan	L + 3.25%	4/24/2028	24,937	24,906	24,623	0.9%
RealPage, Inc.(6)(21)	Second lien senior secured loan	L + 6.50%	4/23/2029	2,500	2,466	2,503	0.1%
				195,471	193,772	192,926	7.0%
Business services
ConnectWise, LLC(6)(21)	First lien senior secured loan	L + 3.50%	9/29/2028	45,869	45,955	45,502	1.6%
Denali BuyerCo, LLC (dba Summit Companies)(7)	First lien senior secured loan	L + 6.00%	9/15/2028	132,495	130,520	130,508	4.7%
Denali BuyerCo, LLC (dba Summit Companies)(7)(16)(18)	First lien senior secured delayed draw term loan	L + 6.00%	9/15/2023	5,598	5,362	5,376	0.2%
Denali BuyerCo, LLC (dba Summit Companies)(7)(16)	First lien senior secured revolving loan	L + 6.00%	9/15/2027	2,657	2,540	2,507	0.1%
Diamondback Acquisition, Inc. (dba Sphera)(7)	First lien senior secured loan	L + 5.50%	9/13/2028	47,708	46,814	46,515	1.7%
Diamondback Acquisition, Inc. (dba Sphera)(16)(17)(18)	First lien senior secured delayed draw term loan	L + 5.50%	9/13/2023	-	(88)	(143)	—%
Hercules Borrower, LLC (dba The Vincit Group)(7)	First lien senior secured loan	L + 6.50%	12/15/2026	814	804	814	—%
Hercules Borrower, LLC (dba The Vincit Group)(7)	First lien senior secured loan	L + 5.50%	12/15/2026	2,210	2,190	2,176	0.1%
Hercules Borrower, LLC (dba The Vincit Group)(7)(16)(18)	First lien senior secured delayed draw term loan	L + 5.50%	9/10/2023	8,264	8,183	8,080	0.3%
Hercules Borrower, LLC (dba The Vincit Group)(7)(16)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	10	9	10	—%
Hercules Buyer, LLC (dba The Vincit Group)(15)(27)	Unsecured notes	0.48% PIK	12/14/2029	24	24	24	—%
KPSKY Acquisition, Inc. (dba BluSky)(6)	First lien senior secured loan	L + 5.50%	10/19/2028	76,124	74,680	74,221	2.7%
KPSKY Acquisition, Inc. (dba BluSky)(14)(16)(18)	First lien senior secured delayed draw term loan	P + 4.50%	10/19/2023	4,350	4,227	4,176	0.2%
Packers Holdings, LLC(7)(21)	First lien senior secured loan	L + 3.25%	3/9/2028	40,495	40,145	39,839	1.4%
				366,618	361,365	359,605	13.0%
Chemicals
Aruba Investments Holdings, LLC (dba Angus Chemical Company)(7)	Second lien senior secured loan	L + 7.75%	11/24/2028	20,137	20,124	20,087	0.7%
Gaylord Chemical Company, L.L.C.(7)	First lien senior secured loan	L + 6.50%	3/30/2027	104,094	103,119	103,314	3.7%
Gaylord Chemical Company, L.L.C.(16)(17)	First lien senior secured revolving loan	L + 6.50%	3/30/2026	—	(35)	(30)	—%

Owl Rock Core Income Corp.

Consolidated Schedule of Investments (Continued)

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets
Velocity HoldCo III Inc. (dba VelocityEHS)(7)	First lien senior secured loan	L + 5.75%	4/22/2027	2,341	2,295	2,288	0.1%
Velocity HoldCo III Inc. (dba VelocityEHS)(16)(17)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	—	(3)	(3)	—%
				126,572	125,500	125,656	4.5%
Consumer products
ConAir Holdings LLC(7)	Second lien senior secured loan	L + 7.50%	5/17/2029	32,500	32,015	32,256	1.2%
Foundation Consumer Brands, LLC(7)	First lien senior secured loan	L + 5.50%	2/12/2027	57,535	57,549	57,535	2.1%
Lignetics Investment Corp.(7)	First lien senior secured loan	L + 6.00%	11/1/2027	76,279	75,381	74,563	2.7%
Lignetics Investment Corp.(16)(17)(18)	First lien senior secured delayed draw term loan	L + 6.00%	11/1/2023	—	(111)	(215)	—%
Lignetics Investment Corp.(7)(16)	First lien senior secured revolving loan	L + 6.00%	11/2/2026	3,250	3,118	2,992	0.1%
Olaplex, Inc.(9)	First lien senior secured loan	SR + 3.75%	2/23/2029	50,000	49,801	49,825	1.8%
SWK BUYER, Inc. (dba Stonewall Kitchen)(11)	First lien senior secured loan	SR + 5.25%	3/12/2029	59,974	58,807	58,774	2.1%
SWK BUYER, Inc. (dba Stonewall Kitchen)(14)(16)	First lien senior secured revolving loan	P + 4.25%	3/12/2029	558	447	446	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(16)(17)(18)	First lien senior secured delayed draw term loan	SR + 5.25%	3/11/2024	—	(138)	(139)	—%
				280,096	276,869	276,037	10.0%
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging)(7)	First lien senior secured loan	L + 5.75%	10/2/2028	50,080	49,608	49,329	1.8%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(6)(16)	First lien senior secured revolving loan	L + 5.75%	9/30/2027	851	804	774	—%
BW Holding, Inc.(6)	First lien senior secured loan	L + 4.00%	12/14/2028	15,776	15,625	15,540	0.6%
BW Holding, Inc.(6)(16)(18)	First lien senior secured delayed draw term loan	L + 4.00%	12/17/2023	397	375	354	—%
Fortis Solutions Group, LLC(7)	First lien senior secured loan	L + 5.50%	10/13/2028	48,454	47,545	47,243	1.7%
Fortis Solutions Group, LLC(16)(17)(18)	First lien senior secured delayed draw term loan	L + 5.50%	10/13/2023	—	(184)	(295)	—%
Fortis Solutions Group, LLC(16)(17)	First lien senior secured revolving loan	L + 5.50%	10/15/2027	—	(125)	(169)	—%
Pregis Topco LLC(6)	Second lien senior secured loan	L + 6.75%	8/1/2029	30,000	30,000	29,700	1.1%
Pregis Topco LLC(6)	Second lien senior secured loan	L + 8.00%	8/1/2029	2,500	2,500	2,494	0.1%
Ring Container Technologies Group, LLC(7)(21)	First lien senior secured loan	L + 3.75%	8/12/2028	31,222	31,111	30,694	1.1%
				179,280	177,259	175,664	6.4%
Distribution
ABB/Con-cise Optical Group LLC(8)	First lien senior secured loan	L + 7.50%	2/23/2028	35,472	34,946	34,939	1.3%
ABB/Con-cise Optical Group LLC(14)(16)	First lien senior secured revolving loan	P + 6.50%	2/23/2028	1,367	1,312	1,311	—%
Dealer Tire, LLC(6)(21)	First lien senior secured loan	L + 4.25%	12/12/2025	9,054	9,022	8,998	0.3%
Dealer Tire, LLC(15)(20)(21)	Unsecured notes	8.00%	2/1/2028	27,387	27,426	27,513	1.0%
Individual Foodservice Holdings, LLC(8)	First lien senior secured loan	L + 6.25%	11/21/2025	59,567	59,024	59,122	2.1%
Individual Foodservice Holdings, LLC(16)(18)	First lien senior secured delayed draw term loan	L + 6.25%	7/6/2023	9,664	9,381	9,439	0.3%
Individual Foodservice Holdings, LLC(6)(16)	First lien senior secured revolving loan	L + 6.25%	11/22/2024	15	14	14	—%
SRS Distribution, Inc.(8)(21)	First lien senior secured loan	L + 3.50%	6/2/2028	19,975	19,754	19,709	0.7%
SRS Distribution, Inc.(11)(21)	First lien senior secured loan	SR + 3.50%	6/2/2028	5,000	4,976	4,930	0.2%
				167,501	165,855	165,975	5.9%
Education
Community Brands ParentCo, LLC(10)	First lien senior secured loan	SR + 5.75%	2/24/2028	31,875	31,253	31,238	1.1%
Community Brands ParentCo, LLC(16)(17)(18)	First lien senior secured delayed draw term loan	SR + 5.75%	2/24/2024	—	(37)	(38)	—%
Community Brands ParentCo, LLC(16)(17)	First lien senior secured revolving loan	SR + 5.75%	2/24/2028	—	(37)	(38)	—%
Severin Acquisition, LLC (dba Powerschool)(6)(21)	First lien senior secured loan	L + 3.00%	8/1/2025	24,936	24,904	24,614	0.9%
Pluralsight, LLC(8)	First lien senior secured loan	L + 8.00%	4/6/2027	6,255	6,198	6,176	0.3%
Pluralsight, LLC(16)(17)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	—	(3)	(5)	—%
				63,066	62,278	61,947	2.3%
Financial services
AxiomSL Group, Inc.(7)	First lien senior secured loan	L + 6.00%	12/3/2027	35,096	34,770	34,570	1.3%
AxiomSL Group, Inc.(16)(17)(18)	First lien senior secured delayed draw term loan	L + 6.00%	7/21/2023	—	(10)	(11)	—%

Owl Rock Core Income Corp.

Consolidated Schedule of Investments (Continued)

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets
AxiomSL Group, Inc.(16)(17)	First lien senior secured revolving loan	L + 6.00%	12/3/2025	—	(22)	(39)	—%
Hg Genesis 9 Sumoco Limited(22)(29)	Unsecured facility	E + 7.00% PIK	3/10/2027	122,392	120,784	121,474	4.4%
Hg Saturn LuchaCo Limited(13)(22)	Unsecured facility	G + 7.50% PIK	3/30/2026	2,137	2,223	2,110	0.1%
Muine Gall, LLC(8)(22)(26)	First lien senior secured loan	L + 7.00% PIK	9/20/2024	86,771	86,996	86,554	3.1
NMI Acquisitionco, Inc. (dba Network Merchants)(6)	First lien senior secured loan	L + 5.75%	9/8/2025	8,538	8,462	8,431	0.3%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(16)(18)	First lien senior secured delayed draw term loan	L + 5.75%	10/2/2023	1,676	1,644	1,648	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(16)(17)	First lien senior secured revolving loan	L + 5.75%	9/8/2025	—	(7)	(7)	—%
Smarsh Inc.(10)	First lien senior secured loan	SR + 6.50%	2/16/2029	83,048	82,227	82,217	3.0%
Smarsh Inc.(16)(17)(18)	First lien senior secured delayed draw term loan	SR + 6.50%	2/19/2024	—	(102)	—	—%
Smarsh Inc.(16)(17)	First lien senior secured revolving loan	SR + 6.50%	2/16/2029	—	(51)	(52)	—%
				339,658	336,914	336,895	12.3%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(7)	First lien senior secured loan	L + 4.00%	9/5/2028	13,965	13,830	13,651	0.5%
Balrog Acquisition, Inc. (dba BakeMark)(7)	Second lien senior secured loan	L + 7.00%	9/3/2029	6,000	5,952	5,925	0.2%
CFS Brands, LLC(6)	First lien senior secured loan	L + 3.00%	3/20/2025	38,656	37,335	37,303	1.3%
CFS Brands, LLC(16)(18)	First lien senior secured delayed draw term loan	L + 3.00%	12/2/2022	—	—	—	—%
Dessert Holdings(7)	First lien senior secured loan	L + 4.00%	6/9/2028	19,950	19,852	19,850	0.7%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(11)	First lien senior secured loan	SR + 6.00%	3/11/2027	165,000	162,549	162,525	5.9%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(16)(18)	First lien senior secured delayed draw term loan	SR + 6.00%	5/16/2022	—	—	—	—%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(16)(18)	First lien senior secured delayed draw term loan	SR + 6.00%	9/30/2022	—	—	—	—%
KBP Brands, LLC(6)	First lien senior secured loan	L + 5.00%	5/26/2027	14,766	14,581	14,581	0.5%
KBP Brands, LLC(6)(16)(18)	First lien senior secured delayed draw term loan	L + 5.00%	12/22/2023	32,860	32,402	32,401	1.2%
Naked Juice LLC (dba Tropicana)(10)(21)	First lien senior secured loan	SR + 3.25%	1/24/2029	25,000	24,959	24,553	0.9%
Ole Smoky Distillery, LLC(10)	First lien senior secured loan	SR + 5.25%	3/31/2028	25,098	24,596	24,596	0.9%
Ole Smoky Distillery, LLC(16)(17)	First lien senior secured revolving loan	SR + 5.25%	3/31/2028	—	(66)	(66)	—%
Shearer's Foods, LLC(6)(21)	First lien senior secured loan	L + 3.50%	9/23/2027	48,744	48,732	47,223	1.7%
Sovos Brands Intermediate, Inc.(8)(21)	First lien senior secured loan	L + 3.75%	6/8/2028	4,145	4,136	4,095	0.1%
Ultimate Baked Goods Midco, LLC(7)	First lien senior secured loan	L + 6.25%	8/13/2027	16,459	16,083	15,965	0.6%
Ultimate Baked Goods Midco, LLC(8)(16)	First lien senior secured revolving loan	L + 6.25%	8/13/2027	1,250	1,205	1,190	—%
				411,893	406,146	403,792	14.5%
Healthcare equipment and services
Canadian Hospital Specialties Limited(12)(22)	First lien senior secured loan	C + 4.50%	4/14/2028	3,561	3,502	3,498	0.1%
Canadian Hospital Specialties Limited(12)(16)(18)(22)	First lien senior secured delayed draw term loan	C + 4.50%	4/15/2023	123	116	115	—%
Canadian Hospital Specialties Limited(16)(17)(22)	First lien senior secured revolving loan	C + 4.50%	4/15/2027	—	(6)	(10)	—%
Confluent Medical Technologies, Inc.(10)	First lien senior secured loan	SR + 3.75%	2/16/2029	35,000	34,827	34,825	1.3%
Confluent Medical Technologies, Inc.(10)	Second lien senior secured loan	SR + 6.50%	2/18/2030	46,000	45,091	45,080	1.6%
CSC Mkg Topco LLC.(6)	First lien senior secured loan	L + 5.75%	2/1/2029	98,202	96,275	96,238	3.5%
CSC Mkg Topco LLC.(16)(17)	First lien senior secured revolving loan	L + 5.75%	2/1/2029	—	(252)	(258)	—%
Medline Borrower, LP(6)(21)	First lien senior secured loan	L + 3.25%	10/23/2028	25,000	24,884	24,738	0.9%
Medline Borrower, LP(16)(17)	First lien senior secured revolving loan	L + 3.25%	10/21/2026	—	(41)	(61)	—%
MJH Healthcare Holdings, LLC(9)(20)	First lien senior secured loan	SR + 3.50%	1/28/2029	12,000	11,941	11,940	0.4%
Packaging Coordinators Midco, Inc.(7)	Second lien senior secured loan	L + 7.00%	11/30/2028	53,918	52,284	52,570	1.9%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(6)	First lien senior secured loan	L + 6.75%	1/31/2028	42,461	41,851	41,824	1.5%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(16)(17)	First lien senior secured revolving loan	L + 6.75%	1/29/2026	—	(1)	(1)	—%

Owl Rock Core Income Corp.

Consolidated Schedule of Investments (Continued)

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets
Rhea Parent, Inc.(10)(22)	First lien senior secured loan	SR + 5.75%	2/19/2029	77,768	76,233	76,213	2.8%
				394,033	386,704	386,711	14.00%
Healthcare providers and services
Ex Vivo Parent Inc. (dba OB Hospitalist)(7)	First lien senior secured loan	L + 9.50% PIK	9/27/2028	30,503	29,924	29,816	1.1%
Natural Partners, LLC(6)(22)	First lien senior secured loan	L + 6.00%	11/29/2027	69,198	67,839	67,814	2.5%
Natural Partners, LLC(16)(17)(22)	First lien senior secured revolving loan	L + 6.00%	11/29/2027	—	(100)	(101)	—%
OB Hospitalist Group, Inc.(6)	First lien senior secured loan	L + 5.50%	9/27/2027	61,503	60,360	59,965	2.2%
OB Hospitalist Group, Inc.(16)(17)	First lien senior secured revolving loan	L + 5.50%	9/27/2027	—	(146)	(200)	—%
Phoenix Newco, Inc. (dba Parexel)(6)(21)	First lien senior secured loan	L + 3.50%	11/15/2028	27,500	27,369	27,275	1.0%
Parexel International, Inc. (dba Parexel)(6)	Second lien senior secured loan	L + 6.50%	11/15/2029	135,000	133,698	132,975	4.8%
Pediatric Associates Holding Company, LLC(6)(20)	First lien senior secured loan	L + 3.25%	12/29/2028	14,763	14,690	14,689	0.5%
Pediatric Associates Holding Company, LLC(16)(18)(20)	First lien senior secured delayed draw term loan	L + 3.25%	2/11/2024	—	—	—	—%
Physician Partners, LLC(9)	First lien senior secured loan	SR + 4.00%	12/23/2028	23,000	22,728	22,770	0.8%
Quva Pharma, Inc. (7)	First lien senior secured loan	L + 5.50%	4/12/2028	4,523	4,402	4,376	0.2%
Quva Pharma, Inc. (8)(16)	First lien senior secured revolving loan	L + 5.50%	4/10/2026	127	116	113	—%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(7)	First lien senior secured loan	L + 5.50%	3/17/2025	120,366	120,366	120,366	0.8%
Unified Women's Healthcare, LP(6)(21)	First lien senior secured loan	L + 4.25%	12/20/2027	19,950	19,764	19,706	0.7%
Vermont Aus Pty Ltd(10)(22)	First lien senior secured loan	SR + 5.50%	3/22/2028	54,500	53,147	53,138	1.9%
				560,933	554,157	552,702	20.0%
Healthcare technology
Athenahealth Group Inc.(9)(21)	First lien senior secured loan	SR + 3.50%	2/15/2029	38,478	38,288	38,009	1.4%
Athenahealth Group Inc.(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR + 3.50%	8/15/2023	—	—	(47)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(8)	First lien senior secured loan	L + 5.75%	8/23/2028	54,175	53,371	53,091	1.9%
BCPE Osprey Buyer, Inc. (dba PartsSource)(16)(17)(18)	First lien senior secured delayed draw term loan	L + 5.75%	8/23/2023	—	(215)	(272)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(16)(17)	First lien senior secured revolving loan	L + 5.75%	8/21/2026	—	(65)	(93)	—%
Interoperability Bidco, Inc. (dba Lyniate)(7)	First lien senior secured loan	L + 6.25%	12/28/2026	76,522	76,033	76,039	2.8%
Interoperability Bidco, Inc. (dba Lyniate)(7)(16)(17)	First lien senior secured revolving loan	L + 6.25%	12/28/2026	—	(20)	(22)	—%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)	First lien senior secured loan	SR + 6.00%	10/30/2028	20,974	20,574	20,502	0.7%
GI Ranger Intermediate, LLC (dba Rectangle Health)(16)(17)(18)	First lien senior secured delayed draw term loan	SR + 6.00%	10/29/2023	—	(99)	(125)	—%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)(16)	First lien senior secured revolving loan	SR + 6.00%	10/29/2027	167	136	130	—%
Inovalon Holdings, Inc.(7)	First lien senior secured loan	L + 6.25% (incl. 2.75% PIK)	11/24/2028	79,827	77,925	77,632	2.8%
Inovalon Holdings, Inc.(16)(17)(18)	First lien senior secured delayed draw term loan	L + 5.75%	5/24/2024	—	(101)	(127)	—%
Inovalon Holdings, Inc.(7)	Second lien senior secured loan	L + 10.50% PIK	11/24/2033	38,846	38,102	37,972	1.4%
Intelerad Medical Systems Incorporated(7)(22)	First lien senior secured loan	L + 6.25%	8/21/2026	28,783	28,451	28,639	1.0%
Intelerad Medical Systems Incorporated(7)(16)(22)	First lien senior secured revolving loan	L + 6.25%	8/21/2026	744	744	738	—%
PointClickCare Technologies Inc.(11)(22)	First lien senior secured loan	SR + 4.00%	12/29/2027	20,000	19,701	19,700	0.7%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(6)(21)	First lien senior secured loan	L + 3.25%	3/10/2028	4,455	4,436	4,406	0.2%
				362,971	357,261	356,172	12.9%
Household products
Southern Air & Heat Holdings, LLC(7)	First lien senior secured loan	L + 4.50%	10/1/2027	1,087	1,072	1,066	—%
Southern Air & Heat Holdings, LLC(7)(16)(18)	First lien senior secured delayed draw term loan	L + 4.50%	10/1/2023	137	121	114	—%
Southern Air & Heat Holdings, LLC(7)(16)	First lien senior secured revolving loan	L + 4.50%	10/1/2027	79	75	73	—%

Owl Rock Core Income Corp.

Consolidated Schedule of Investments (Continued)

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets
Walker Edison Furniture Company LLC(7)	First lien senior secured loan	L + 8.75% (incl. 3.00% PIK)	3/31/2027	10,044	10,044	9,140	0.3%
				11,347	11,312	10,393	0.3%
Human resource support services
Cornerstone OnDemand, Inc.(8)	First lien senior secured loan	L + 3.75%	10/16/2028	20,000	19,905	19,800	0.7%
Cornerstone OnDemand, Inc.(6)	Second lien senior secured loan	L + 6.50%	10/15/2029	44,583	43,943	43,692	1.6%
IG Investments Holdings, LLC (dba Insight Global)(7)	First lien senior secured loan	L + 6.00%	9/22/2028	48,396	47,509	47,428	1.7%
IG Investments Holdings, LLC (dba Insight Global)(14)(16)	First lien senior secured revolving loan	P + 5.00%	9/22/2027	723	657	650	—%
				113,702	112,014	111,570	4.0%
Infrastructure and environmental services
Aegion Corp.(7)(20)	First lien senior secured loan	L + 4.75%	5/17/2028	4,975	4,953	4,937	0.2%
Osmose Utilities Services, Inc.(6)(20)(21)	First lien senior secured loan	L + 3.25%	6/23/2028	24,747	24,686	24,408	0.9%
USIC Holdings, Inc.(6)(20)(21)	First lien senior secured loan	L + 3.50%	5/12/2028	4,975	4,953	4,919	0.2%
USIC Holdings, Inc.(6)(20)	Second lien senior secured loan	L + 6.50%	5/14/2029	29,638	29,415	29,268	1.1%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(10)	First lien senior secured loan	SR + 5.75%	3/13/2028	32,610	31,963	31,958	1.2%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(16)(17)	First lien senior secured revolving loan	SR + 5.75%	3/13/2028	—	(106)	(107)	—%
				96,945	95,864	95,383	3.6%
Insurance
Alera Group, Inc.(6)	First lien senior secured loan	L + 5.50%	10/2/2028	81,363	79,638	79,124	2.9%
Alera Group, Inc.(6)(16)(18)	First lien senior secured delayed draw term loan	L + 5.50%	10/2/2023	22,329	21,846	21,701	0.8%
Alera Group, Inc.(16)(17)(18)	First lien senior secured delayed draw term loan	L + 5.50%	10/2/2023	—	(445)	(813)	—%
AmeriLife Holdings LLC(6)(21)	First lien senior secured loan	L + 4.00%	3/18/2027	3,990	3,950	3,935	0.1%
AssuredPartners, Inc.(6)(20)(21)	First lien senior secured loan	L + 3.50%	2/12/2027	7,948	7,948	7,849	0.3%
AssuredPartners, Inc.(9)(20)(21)	First lien senior secured loan	SR + 3.50%	2/12/2027	25,000	24,939	24,673	0.9%
Asurion, LLC(6)(21)	Second lien senior secured loan	L + 5.25%	1/22/2029	112,845	111,294	110,171	4.0%
Brightway Holdings, LLC(6)	First lien senior secured loan	L + 6.50%	12/16/2027	17,895	17,680	17,626	0.6%
Brightway Holdings, LLC(16)(17)	First lien senior secured revolving loan	L + 6.50%	12/16/2027	—	(25)	(32)	—%
Evolution BuyerCo, Inc. (dba SIAA)(7)	First lien senior secured loan	L + 6.25%	4/28/2028	9,009	8,894	8,865	0.3%
Evolution BuyerCo, Inc. (dba SIAA)(7)(16)(18)	First lien senior secured delayed draw term loan	L + 6.25%	6/16/2023	6,878	6,809	6,723	0.2%
Evolution BuyerCo, Inc. (dba SIAA)(16)(17)	First lien senior secured revolving loan	L + 6.25%	4/30/2027	—	(8)	(10)	—%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(7)	First lien senior secured loan	L + 9.50% PIK	7/24/2028	12,557	12,328	12,306	0.4%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(7)	First lien senior secured loan	L + 6.00%	11/1/2028	56,706	56,165	55,856	2.0%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(10)(16)(18)	First lien senior secured delayed draw term loan D	SR + 6.00%	8/16/2023	7,386	7,312	7,062	0.3%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(16)(17)	First lien senior secured revolving loan	SR + 6.00%	11/1/2027	—	(24)	(39)	—%
PCF Midco II, LLC (dba PCF Insurance Services)(15)	First lien senior secured loan	9.00% PIK	10/31/2031	46,018	41,909	41,071	1.5%
TEMPO BUYER CORP. (dba Global Claims Services)(7)	First lien senior secured loan	L + 5.50%	8/28/2028	36,433	35,754	35,522	1.3%
TEMPO BUYER CORP. (dba Global Claims Services)(16)(17)(18)	First lien senior secured delayed draw term loan	L + 5.50%	8/26/2023	—	(94)	(155)	—%
TEMPO BUYER CORP. (dba Global Claims Services)(14)(16)	First lien senior secured revolving loan	P + 4.50%	8/26/2027	206	113	77	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)	First lien senior secured loan	L + 5.50%	7/23/2027	15,017	14,745	14,642	0.5%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)(16)(17)	First lien senior secured revolving loan	L + 5.50%	7/23/2027	18	(1)	(9)	—%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(6)	First lien senior secured loan	L + 5.25%	12/22/2028	24,585	24,228	24,094	0.9%

Owl Rock Core Income Corp.

Consolidated Schedule of Investments (Continued)

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets
KWOR Acquisition, Inc. (dba Alacrity Solutions)(14)(16)	First lien senior secured revolving loan	P + 4.25%	12/22/2027	222	173	154	—%
				486,405	475,128	470,393	17.0%
Internet software and services
Bayshore Intermediate #2, L.P. (dba Boomi)(7)	First lien senior secured loan	L + 7.75% PIK	10/2/2028	19,549	19,142	19,061	0.7%
Bayshore Intermediate #2, L.P. (dba Boomi)(16)(17)	First lien senior secured revolving loan	L + 6.75%	10/1/2027	—	(33)	(40)	—%
BCPE Nucleon (DE) SPV, LP(8)	First lien senior secured loan	L + 7.00%	9/24/2026	1,333	1,317	1,323	—%
BCTO BSI Buyer, Inc. (dba Buildertrend)(7)	First lien senior secured loan	L + 7.00%	12/23/2026	893	885	886	—%
BCTO BSI Buyer, Inc. (dba Buildertrend)(7)(16)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	60	60	60	—%
CivicPlus, LLC(7)	First lien senior secured loan	L + 6.00%	8/24/2027	9,387	9,301	9,246	0.3%
CivicPlus, LLC(16)(17)(18)	First lien senior secured delayed draw term loan	L + 6.00%	8/24/2023	—	—	(22)	—%
CivicPlus, LLC(16)(17)	First lien senior secured revolving loan	L + 6.00%	8/24/2027	—	(8)	(13)	—%
EET Buyer, Inc. (dba e-Emphasys)(8)	First lien senior secured loan	L + 5.75%	11/8/2027	19,545	19,361	19,252	0.7%
EET Buyer, Inc. (dba e-Emphasys)(16)(17)	First lien senior secured revolving loan	L + 5.75%	11/8/2027	—	(18)	(29)	—%
GovBrands Intermediate, Inc.(7)	First lien senior secured loan	L + 5.50%	8/4/2027	8,325	8,136	8,034	0.3%
GovBrands Intermediate, Inc.(7)(16)(18)	First lien senior secured delayed draw term loan	L + 5.50%	8/4/2023	1,873	1,820	1,788	0.1%
GovBrands Intermediate, Inc.(16)(17)	First lien senior secured revolving loan	L + 5.50%	8/4/2027	—	(20)	(31)	—%
Granicus, Inc.(7)	First lien senior secured loan	L + 6.50%	1/29/2027	1,825	1,789	1,784	0.1%
Granicus, Inc.(16)(17)	First lien senior secured revolving loan	L + 6.50%	1/29/2027	—	(3)	(4)	—%
Granicus, Inc.(7)(16)(18)	First lien senior secured delayed draw term loan	L + 6.00%	4/23/2023	208	203	201	—%
GS Acquisitionco, Inc. (dba insightsoftware)(8)	First lien senior secured loan	L + 5.75%	5/25/2026	5,790	5,763	5,732	0.2%
GS Acquisitionco, Inc. (dba insightsoftware)(16)(17)(18)	First lien senior secured delayed draw term loan	L + 5.75%	11/2/2022	—	(12)	(38)	—%
Help/Systems Holdings, Inc.(6)(21)	First lien senior secured loan	L + 4.00%	11/19/2026	65,032	64,742	64,108	2.3%
Help/Systems Holdings, Inc.(10)	Second lien senior secured loan	SR + 6.75%	11/19/2027	22,426	22,202	22,202	0.8%
Hyland Software, Inc.(6)(21)	First lien senior secured loan	L + 3.50%	7/1/2024	19,948	19,912	19,821	0.7%
Hyland Software, Inc.(6)	Second lien senior secured loan	L + 6.25%	7/7/2025	58,517	58,210	57,931	2.1%
Ivanti Software, Inc.(7)	Second lien senior secured loan	L + 7.25%	12/1/2028	19,000	18,908	18,810	0.7%
MessageBird BidCo B.V.(8)(22)	First lien senior secured loan	L + 6.75%	5/5/2027	5,000	4,903	4,888	0.2%
Ministry Brands Holdings, LLC.(7)	First lien senior secured loan	L + 5.50%	12/29/2028	49,435	48,475	48,199	1.7%
Ministry Brands Holdings, LLC.(16)(17)(18)	First lien senior secured delayed draw term loan	L + 5.50%	12/29/2023	—	(153)	(237)	—%
Ministry Brands Holdings, LLC.(16)(17)	First lien senior secured revolving loan	L + 5.50%	12/30/2027	—	(91)	(119)	—%
QAD Inc.(7)	First lien senior secured loan	L + 6.00%	11/5/2027	46,500	45,622	45,338	1.6%
QAD Inc.(16)(17)	First lien senior secured revolving loan	L + 6.00%	11/5/2027	—	(112)	(150)	—%
Proofpoint, Inc.(7)(21)	Second lien senior secured loan	L + 6.25%	8/31/2029	7,500	7,465	7,456	0.3%
Sophos Holdings, LLC(7)(20)(21)(22)	First lien senior secured loan	L + 3.50%	3/5/2027	31,919	31,823	31,580	1.1%
Tahoe Finco, LLC(7)(22)	First lien senior secured loan	L + 6.00%	9/29/2028	83,721	82,931	82,465	3.0%
Tahoe Finco, LLC(16)(17)(22)	First lien senior secured revolving loan	L + 6.00%	10/1/2027	—	(58)	(94)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(7)	First lien senior secured loan	L + 5.75%	6/30/2028	12,033	11,923	11,883	0.5%
Thunder Purchaser, Inc. (dba Vector Solutions)(16)	First lien senior secured revolving loan	L + 5.75%	6/30/2027	122	116	114	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(16)(17)(18)	First lien senior secured delayed draw term loan	L + 5.75%	8/17/2023	—	—	(5)	—%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(6)	First lien senior secured loan	L + 4.00%	7/28/2028	4,732	4,712	4,684	0.2%
When I Work, Inc.(7)	First lien senior secured loan	L + 7.00% PIK	11/2/2027	22,206	21,996	21,872	0.8%
When I Work, Inc.(16)(17)	First lien senior secured revolving loan	L + 6.00%	11/2/2027	—	(39)	(62)	—%
				516,879	511,170	507,874	18.4%

Owl Rock Core Income Corp.

Consolidated Schedule of Investments (Continued)

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets
Leisure and entertainment
Troon Golf, L.L.C.(7)	First lien senior secured loan	L + 6.00%	8/5/2027	94,122	93,693	93,651	3.4%
Troon Golf, L.L.C.(6)(16)	First lien senior secured revolving loan	L + 6.00%	8/5/2026	1,351	1,320	1,315	—%
				95,473	95,013	94,966	3.4%
Manufacturing
ACR Group Borrower, LLC(7)	First lien senior secured loan	L + 4.25%	3/31/2028	4,094	4,041	4,032	0.1%
ACR Group Borrower, LLC(6)(16)	First lien senior secured revolving loan	L + 4.25%	3/31/2026	125	114	111	—%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(21)	First lien senior secured loan	L + 3.75%	5/19/2028	4,988	4,965	4,911	0.2%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(20)	Second lien senior secured loan	L + 6.50%	5/21/2029	37,242	37,073	37,056	1.3%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(20)	Second lien senior secured loan	L + 6.00%	5/21/2029	19,160	19,111	19,112	0.7%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)	Second lien senior secured loan	L + 8.25%	12/29/2028	900	880	887	—%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(8)	First lien senior secured loan	L + 5.75%	7/21/2027	40,866	40,497	40,151	1.5%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(7)(16)(18)	First lien senior secured delayed draw term loan	L + 5.75%	7/21/2023	3,077	3,049	3,007	0.1%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(6)(16)	First lien senior secured revolving loan	L + 5.75%	7/21/2027	143	111	80	—%
Pro Mach Group, Inc.(7)(21)	First lien senior secured loan	L + 4.00%	8/31/2028	42,004	41,841	41,773	1.5%
Pro Mach Group, Inc.(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 4.00%	8/31/2023	—	(11)	(16)	—%
				152,599	151,671	151,104	5.4%
Professional Services
Apex Group Treasury, LLC(7)(22)	Second lien senior secured loan	L + 6.75%	7/27/2029	5,000	4,953	4,925	0.2%
Apex Group Treasury, LLC(16)(18)(22)	Second lien senior secured delayed draw term loan	L + 6.75%	6/30/2022	—	—	—	—%
Apex Group Treasury, LLC(7)(22)	First lien senior secured loan	L + 3.75%	7/27/2028	4,975	4,964	4,925	0.2%
Aptive Environmental, LLC(15)	First lien senior secured loan	12.00% (incl. 6.00% PIK)	1/23/2026	7,077	5,810	5,747	0.2%
Guidehouse Inc.(6)	First lien senior secured loan	L + 5.50%	10/16/2028	92,750	91,874	91,359	3.3%
Relativity ODA LLC(6)	First lien senior secured loan	L + 7.50% PIK	5/12/2027	4,655	4,597	4,585	0.2%
Relativity ODA LLC(16)(17)	First lien senior secured revolving loan	L + 6.50%	5/12/2027	—	(6)	(7)	—%
Sovos Compliance, LLC(6)(21)	First lien senior secured loan	L + 4.50%	8/11/2028	17,012	16,860	16,959	0.6%
Sovos Compliance, LLC(16)(17)(18)(21)	First lien senior secured delayed draw term loan	L + 4.50%	8/12/2023	—	(24)	(2)	—%
				131,469	129,028	128,491	4.7%
Specialty retail
Notorious Topco, LLC (dba Beauty Industry Group)(8)	First lien senior secured loan	L + 6.50%	11/23/2027	60,763	59,895	59,700	2.2%
Notorious Topco, LLC (dba Beauty Industry Group)(16)(17)(18)	First lien senior secured delayed draw term loan	L + 6.50%	11/23/2023	—	(52)	(44)	—%
Notorious Topco, LLC (dba Beauty Industry Group)(7)(16)	First lien senior secured revolving loan	L + 6.50%	5/24/2027	1,408	1,334	1,316	—%
Milan Laser Holdings LLC(7)	First lien senior secured loan	L + 5.00%	4/27/2027	20,580	20,401	20,374	0.7%
Milan Laser Holdings LLC(16)(17)	First lien senior secured revolving loan	L + 5.00%	4/27/2026	—	(14)	(18)	—%
The Shade Store, LLC(7)	First lien senior secured loan	L + 6.00%	10/13/2027	68,011	67,216	66,821	2.4%
The Shade Store, LLC(8)(16)	First lien senior secured revolving loan	L + 6.00%	10/13/2026	3,409	3,332	3,290	0.1%
				154,171	152,112	151,439	5.4%
Telecommunications
Park Place Technologies, LLC(6)(21)	First lien senior secured loan	L + 5.00%	11/10/2027	990	957	983	—%
				990	957	983	—%
Transportation
Motus Group, LLC(7)	Second lien senior secured loan	L + 6.50%	12/10/2029	10,000	9,903	9,875	0.4%
				10,000	9,903	9,875	0.4
Total non-controlled/non-affiliated portfolio company debt investments				$5,400,377	$5,328,009	$5,306,025	192.0%
Equity Investments
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(22)(23)(25)	LP Interest	N/A	N/A	330	33,108	33,000	1.2%

Owl Rock Core Income Corp.

Consolidated Schedule of Investments (Continued)

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(15)(23)	Series A Convertible Preferred Stock	7.00% PIK	N/A	11,469	11,135	11,239	0.4%
					44,243	44,239	1.6%
Buildings and real estate
Dodge Construction Network Holdings, L.P.(23)	Series A Preferred Units	8.25%	N/A	—	3	3	—%
Dodge Construction Network Holdings, L.P.(23)(25)	Class A 2 Common Units	N/A	N/A	143,963	123	123	—%
					126	126	—%
Business services
Evology LLC(23)(25)	Class A Units	N/A	N/A	596,708	1,176	1,176	—%
Denali Holding, LP(23)(25)	Class A Units	N/A	N/A	596,708	5,967	5,967	0.2%
Hercules Buyer LLC (dba The Vincit Group)(23)(25)(27)	Common Units	N/A	N/A	10,000	12	12	—%
					7,155	7,155	0.2%
Consumer products
ASP Conair Holdings LP(23)(25)	Class A Units	N/A	N/A	9,286	929	929	—%
					929	929	—%
Healthcare equipment and services
KPCI Holdings, L.P.(23)(25)	LP Interest	N/A	N/A	2,313	2,313	2,489	0.1%
Patriot Holdings SCSp(15)(23)	Class A Units	8.00% PIK	N/A	1,017	1,017	1,017	—%
Patriot Holdings SCSp(23)(25)	Class B Units	N/A	N/A	129	146	146	—%
					3,476	3,652	0.1%
Healthcare providers and services
Maia Aggregator, LP(23)(25)	Class A-2 Units	N/A	N/A	12,921	12,921	12,921	0.5%
KOBHG Holdings, L.P. (dba OB Hospitalist)(23)(25)	LP Interest	N/A	N/A	3,520	3,520	3,520	0.1%
Rhea Acquistion Holdings, LP(22)(23)(25)	Common Stock	N/A	N/A	11,964	11,964	11,964	0.4%
					28,405	28,405	1.0%
Healthcare technology
Minerva Holdco, Inc.(15)(23)	Class A Units	10.75% PIK	N/A	3,520	99,374	99,327	3.6%
					99,374	99,327	3.6%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)(15)(23)	Series A Preferred Stock	10.50% PIK	N/A	13,036	12,729	12,515	0.5%
					12,729	12,515	0.5%
Insurance
Evolution Parent, LP(23)(25)	LP Interest	N/A	N/A	3	270	270	—%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(23)(25)	LP Interest	N/A	N/A	4	422	421	—%
PCF Holdco, LLC (dba PCF Insurance Services)(23)(25)	Class A Units	N/A	N/A	4,649	11,789	14,451	0.5%
PCF Holdco, LLC (dba PCF Insurance Services)(23)(25)	Class A Warrants	N/A	N/A	1,399	3,547	4,352	0.2%
					16,028	19,494	0.7%
Internet software and services
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(23)(25)	Common Units	N/A	N/A	1,729	1,729	1,729	0.1%
MessageBird Holding B.V.(22)(23)(25)	Extended Series C Warrants	N/A	N/A	7,980	49	31	—%
Thunder Topco L.P.(23)(25)	Common Units	N/A	N/A	712,884	713	760	—%
WMC Bidco, Inc. (dba West Monroe)(15)(23)	Senior Preferred Stock	11.25% PIK	N/A	34,866	34,021	33,471	1.2%
BCTO WIW Holdings, Inc. (dba When I Work)(23)(25)	Class A Common Stock	N/A	N/A	57	5,700	5,700	0.2%
					42,212	41,691	1.5%
Manufacturing
Gloves Holding, LP (dba Protective Industrial Products)(23)(25)	LP Interest	N/A	N/A	100	100	112	—%
					100	112	—%
Total non-controlled/non-affiliated portfolio company equity investments					$254,777	$257,645	9.2%
Total Investments					$5,582,786	$5,563,670	201.2%

________________

(1)
Certain portfolio company investments are subject to contractual restrictions on sales.

Owl Rock Core Income Corp.

Consolidated Schedule of Investments (Continued)

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

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
(5)
Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Secured Overnight Financing Rate ("SOFR" or "SR") (which can include one-, three-, six- or twelve-month SOFR), Euro Interbank Offered Rate ("EURIBOR" or "E"), Canadian Dollar Offered Rate ("CDOR" or "C") (which can include one-, three-, six- or twelve-month CDOR), British pound sterling LIBOR (“GBPLIBOR” or “G”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)
The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2022 was 0.45%.
(7)
The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2022 was 0.96%.
(8)
The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2022 was 1.47%.
(9)
The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2022 was 0.29%
(10)
The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2022 was 0.67%
(11)
The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2022 was 1.07%
(12)
The interest rate on this loan is subject to 6 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of March 31, 2022 was 1.26%
(13)
The interest rate on this loan is subject to 6 month GBPLIBOR, which as of March 31, 2022 was 0.17%.
(14)
The interest rate on these loans is subject to Prime, which as of March 31, 2022 was 3.50%.
(15)
Investment does not contain a variable rate structure.
(16)
Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
(17)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(18)
The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(19)
Unless otherwise indicated, all investments represent co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(20)
This portfolio company was not a co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission.
(21)
Level 2 investment.
(22)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2022, non-qualifying assets represented 11.0% of total assets as calculated in accordance with the regulatory requirements.

Owl Rock Core Income Corp.

Consolidated Schedule of Investments (Continued)

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

(23)
Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted security” under the Securities Act. As of March 31, 2022, the aggregate fair value of these securities is $257.6 million, or 9.2% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
ASP Conair Holdings LP	Class A Units	May 17, 2021
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 17, 2021
Denali Holding LP (dba Summit Companies)	Class A Units	September 14, 2021
Dodge Construction Network Holdings L.P.	Class A-2 Common Units	February 23,2022
Dodge Construction Network Holdings L.P.	Series A Preferred Stock	February 23,2022
Evology LLC	Class B Units	January 24,2022
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Gloves Holding, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
KOBHG Holdings, L.P. (dba OB Hospitalist)	LP Interest	September 27, 2021
KPCI Holdings, L.P.	LP Interest	November 30, 2020
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Minerva Holdco, Inc.	Series A Preferred Stock	February 15, 2022
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Warrants	November 1, 2021
Rhea Acquistion Holdings, LP	Series A-2 Units	February 18, 2022
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	October 15, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021

(24)
As of March 31, 2022, the net estimated unrealized loss on investments for U.S. federal income tax purposes was $15.4 million based on a tax cost basis of $5.6 billion. As of March 31, 2022, the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $6.2 million and the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $ 21.6 million.
(25)
Investment is non-income producing.
(26)
Investment is not pledged as collateral for the credit facilities.
(27)
We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(28)
Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility and SPV Asset Facilities. See Note 6 "Debt".
(29)
The interest rate on these loans is subject to 3 month EURIBOR, which as of March 31, 2022 was (0.46)%

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
(17)
Level 2 Investment.
(18)
This portfolio company is not qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2021, non-qualifying assets represented 7.9% of total assets as calculated in accordance with the regulatory requirements.

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

Owl Rock Core Income Corp.

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$42,591	$(75)
Net change in unrealized gain (loss)	(23,457)	31
Net realized gain (loss) on investments	437	19
Net Increase (Decrease) in Net Assets Resulting from Operations	19,571	(25)
Distributions
Class S	(13,725)	—
Class D	(4,134)	(16)
Class I	(22,520)	(194)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(40,379)	(210)
Capital Share Transactions
Class S:
Issuance of shares of common stock	449,368	—
Repurchase of common shares	(6,001)	—
Reinvestment of shareholders' distributions	3,630	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	446,997	—
Class D:
Issuance of shares of common stock	115,402	2,996
Repurchase of common shares	(304)	—
Reinvestment of shareholders' distributions	1,461	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	116,559	2,996
Class I:
Issuance of shares of common stock	650,996	22,880
Repurchase of common shares	(16,978)	—
Reinvestment of shareholders' distributions	5,885	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	639,903	22,880
Total Increase (Decrease) in Net Assets	1,182,651	25,641
Net Assets, at beginning of period	1,580,728	12,273
Net Assets, at end of period	$2,763,379	$37,914

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Core Income Corp.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$19,571	$(25)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(2,501,553)	(62,922)
Proceeds from investments and investment repayments, net	46,050	6,533
Net change in unrealized (gain) loss on investments	23,285	(42)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	172	11
Net realized (gain) loss on investments	(250)	(7)
Paid-in-kind interest and dividends	(7,876)	(13)
Net amortization of discount on investments	(2,259)	(10)
Amortization of debt issuance costs	1,408	—
Amortization of offering costs	1,171	—
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(8,498)	(27)
(Increase) decrease in receivable for investments sold	-	(6,225)
(Increase) decrease in Due from Adviser	(4,062)	(202)
(Increase) decrease in prepaid expenses and other assets	(13,314)	20
Increase (decrease) in payable for investments purchased	310,582	30,186
Increase (decrease) in payables to affiliates	1,626	(191)
Increase (decrease) in tender payable	21,870	—
Increase (decrease) in accrued expenses and other liabilities	5,576	240
Net cash used in operating activities	(2,106,501)	(32,674)
Cash Flows from Financing Activities
Borrowings on debt	2,693,564	27,000
Repayments of debt	(1,663,601)	(5,000)
Debt issuance costs	(25,278)	—
Repurchase of common stock	(23,283)	—
Proceeds from issuance of common shares	1,215,766	25,876
Distributions paid to shareholders	(22,540)	—
Net cash provided by financing activities	2,174,628	47,876
Net increase (decrease) in cash	68,127	15,202
Cash, beginning of period	21,459	8,153
Cash, end of period	$89,586	$23,355

Supplemental and Non-Cash Information
Interest paid during the period	$8,997	$44
Distributions declared during the period	$40,379	$210
Reinvestment of distributions during the period	$10,976	$—
Distributions payable	$15,868	$—

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

The Company is managed by Owl Rock Capital Advisors LLC (the “Adviser”). The Adviser is an indirect subsidiary of Blue Owl Capital, Inc. (“Blue Owl) (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Subject to the overall supervision of the Company’s Board, the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company. As of April 1, 2022, the Owl Rock division of Blue Owl also includes a CLO business ("Wellfleet") which was acquired from affiliates of Littlejohn & Co. LLC.

The Company received an exemptive order that permits it to offer multiple classes of shares of common stock and to impose asset-based servicing and distribution fees and early withdrawal fees. On November 12, 2020, the Company commenced it's initial public offering pursuant to which it offered, on a continuous basis, $2,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. On February 14, 2022, the Company commenced it's follow-on offering, on a continuous basis, of up to $7,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager”). The Dealer Manager is entitled to receive upfront selling commissions of up to 3.50% of the offering price of each Class S share sold in the offering and 1.50% of the offering price of each Class D share sold. Class I shares are not subject to upfront selling commissions. Any upfront selling commissions for the Class S shares and Class D shares sold in the offering will be deducted from the purchase price. Class S, Class D and Class I shares were offered at initial purchase prices per shares of $10.35, $10.15 and $10.00, respectively. Currently, the purchase price per share for each class of common stock varies, but will not be sold at a price below the Company’s net asset value per share of such class, as determined in accordance with the Company's share pricing policy, plus applicable upfront selling commissions. The Company also engages in private placement offerings of its common stock.

On September 30, 2020, the Adviser purchased 100 shares of the Company’s Class I common stock at $10.00 per share, which represented the initial public offering price of such shares. The Adviser will not tender these shares for repurchase as long as Owl Rock Capital Advisors LLC remains the investment adviser of Owl Rock Core Income Corp. There is no current intention for Owl Rock Capital Advisors LLC to discontinue its role. On October 15, 2020, the Company received a subscription agreement, totaling $25.0 million for the purchase of Class I common shares of its common stock from Owl Rock Feeder FIC ORCIC Equity LLC (“Feeder FIC Equity”). On November 12, 2020, the Company sold 700,000 shares of Class I common stock pursuant to the

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

subscription agreement with Feeder FIC Equity and met the minimum offering requirement for its continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $10.00 per share. As of March 31, 2021, the Company had called all of the $25.0 million commitment from Feeder FIC Equity. The shares purchased by the Adviser and Feeder FIC Equity are subject to a lock-up pursuant to FINRA Rule 5110(e)(1) for a period of 180 days from the date of commencement of sales in the offering, and the Adviser, Feeder FIC Equity, and their permitted assignees may not engage in any transaction that would result in the effective economic disposition of the Class I shares.

Since meeting the minimum offering requirement and commencing its continuous public offering through March 31, 2022, the Company has issued 108,787,255 shares of Class S common stock, 30,830,408 shares of Class D common stock and 159,733,764 shares of Class I common stock for gross proceeds of $1,021.5 million, $287.2 million and $1,487.8 million, respectively, including $1,000 of seed capital contributed by its Adviser in September of 2020, $25.0 million in gross proceeds raised in the private placement from Feeder FIC Equity and 4,176,265 shares of Class I common stock issued in a private placement to feeder vehicles primarily created to hold the Company's Class I shares for gross proceeds of approximately $38.8 million.

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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three months ended March 31, 2022, PIK interest income earned was $5.0 million, representing 7.1% of total investment income. For the three months ended March 31, 2021, PIK interest income earned was $11 thousand, representing 3.3% of total investment income. Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point we believe PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2022, no investments are on non-accrual status.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions through December 31, 2021. The 2020 tax year remains subject to examination by U.S. federal, state and local tax authorities.

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

Note 3. Agreements and Related Party Transactions

As of March 31, 2022, the Company had payables to affiliates of $10.7 million, primarily comprised of $5.4 million of accrued performance based incentive fees, $4.1 million of management fees, and $1.0 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement. As of December 31, 2021, the Company had payables to affiliates of $9.1 million, primarily comprised of $4.2 million of accrued performance based incentive fees, $1.1 million of management fees, $2.1 million in obligations to repay expense support from the Adviser pursuant to the Investment Advisory Agreement, and $1.7 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement.

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Administration Agreement

The Company has entered into an amended and restated Administration Agreement (the “Administration Agreement”) with the Adviser. The Administration Agreement became effective on May 18, 2021 upon consummation of the transaction pursuant to which Owl Rock Capital Group, the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners LP), and Dyal Capital Partners merged to form Blue Owl (the "Transaction"). The terms of the Administration Agreement are identical to the terms of the prior administration agreement. Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, required administrative services, which include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses, and the performance of administrative and professional services rendered by others. On May 3, 2022, the Board approved the continuation of the Administration Agreement.

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

For the three months ended March 31, 2022, the Company incurred approximately $1.0 million of costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three months ended March 31, 2021, the Company incurred approximately $0.3 million of costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

Investment Advisory Agreement

The Company has entered into an amended and restated Investment Advisory Agreement (the “Investment Advisory Agreement”) with the Adviser. The Investment Advisory Agreement became effective on May 18, 2021 upon consummation of the Transaction. The terms of the Investment Advisory Agreement are identical to the terms of the prior investment advisory agreement. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals. On May 3, 2022, the Board approved the continuation of the Investment Advisory Agreement.

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

For the three months ended March 31, 2022, management fees were $5.6 million. For the three months ended March 31, 2021, management fees were $52 thousand, of which $52 thousand were waived.

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

For the three months ended March 31, 2022, the Company incurred performance based incentive fees on net investment income of $5.4 million. There were no performance based incentive fees on net investment income for the three months ended March 31, 2021.

For the three months ended March 31, 2022, the Company recorded a reversal of previously recorded performance based incentive fees based on capital gains of $0.6 million. There were no performance based incentive fees on capital gains for the three months ended March 31, 2021.

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

For the three months ended March 31, 2022, subject to the 1.5% organization and offering cost cap, the Company did not accrue any initial organization and offering expenses that are reimbursable to the Adviser. For the three months ended March 31, 2021, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization and offering expenses of $0.3 million.

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

The Adviser is affiliated with Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), and Owl Rock Diversified Advisors LLC (“ORDA”), Owl Rock Technology Advisors II LLC, ("ORTA II"), and the Adviser, the “Owl Rock Advisers”, are also investment advisers. The Owl Rock Advisers are indirect affiliates of Blue Owl and comprise part of “Owl Rock,” a division of Blue Owl focused on direct lending. The Adviser's or its affiliates' investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company, and other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other funds managed by the Adviser or its affiliates that could avail themselves of exemptive relief and that have an investment objective similar to the Company’s.

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

For the three months ended March 31, 2022, the Company paid servicing fees with respect to Class D shares of $0.2 million. For the three months ended March 31, 2022, the Company paid servicing fees with respect to Class S shares of $1.8 million.

The Company paid servicing fees of less than $1 thousand with respect to outstanding Class D shares for the three months ended March 31, 2021. The Company did not pay any servicing fees with respect to Class S Shares for the three months ended March 31, 2021.

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

As of March 31, 2022, the amount of Expense Support Payments provided by the Adviser since inception is $6.6 million. During the three months ended March 31, 2022, the Company did not repay expense support to the Adviser. The Company may or may not reimburse remaining expense support in the future.

As of March 31, 2021, the amount of Expense Support Payments provided by the Adviser since inception was $0.8 million. During the three months ended March 31, 2021, the Company did not repay expense support to the Adviser. The Company may or may not reimburse remaining expense support in the future.

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following three month periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Operating Expense Ratio(2)
($ in thousands)
March 31, 2021	$822	$822	$—	6.7%	March 31, 2024	9.47%
June 30, 2021	1,756	1,756	—	6.6%	June 30, 2024	2.43%
March 31, 2022	4,062	—	4,062	6.8%	March 31, 2025	0.67%
Total	$6,640	$2,578	$4,062

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

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Investments at fair value and amortized cost consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$4,447,174	$4,427,150	$2,490,219	$2,491,334
Second-lien senior secured debt investments	730,378	727,754	496,559	498,247
Unsecured debt investments	150,457	151,121	2,164	2,116
Preferred equity investments	157,262	156,555	56,696	56,970
Common equity investments	97,515	101,090	71,259	71,705
Total Investments	$5,582,786	$5,563,670	$3,116,897	$3,120,372

The industry composition of investments based on fair value as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
Advertising and media	1.6%	2.8%
Aerospace and defense	0.7	0.5
Automotive	1.8	1.7
Buildings and real estate	3.5	4.0
Business services	6.6	7.7
Chemicals	2.3	3.4
Consumer products	5.0	3.6
Containers and packaging	3.2	4.8
Distribution	3.0	1.7
Education	1.1	0.2
Financial services	6.1	4.3
Food and beverage	7.2	1.5
Healthcare equipment and services	7.0	4.1
Healthcare providers and services	10.4	8.6
Healthcare technology	8.2	7.0
Household products	0.2	0.3
Human resource support services	2.2	4.0
Infrastructure and environmental services	1.7	0.9
Insurance	8.8	12.4
Internet software and services	9.8	12.3
Leisure and entertainment	1.7	3.0
Manufacturing	2.7	2.4
Professional services	2.3	3.6
Specialty retail	2.7	4.8
Telecommunications	-	0.1
Transportation	0.2	0.3
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
United States:
Midwest	26.8%	22.8%
Northeast	18.8	17.1
South	25.1	28.0
West	21.1	26.8
International	8.2	5.3
Total	100.0%	100.0%

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of March 31, 2022 and December 31, 2021:

	Fair Value Hierarchy as of March 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$692,073	$3,735,077	$4,427,150
Second-lien senior secured debt investments	-	124,937	602,817	727,754
Unsecured debt investments	-	27,513	123,608	151,121
Preferred equity investments	-	-	156,555	156,555
Common equity investments	-	-	101,090	101,090
Total Investments	$-	$844,523	$4,719,147	$5,563,670

	Fair Value Hierarchy as of December 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$162,988	$2,328,346	$2,491,334
Second-lien senior secured debt investments	-	47,770	450,477	498,247
Unsecured debt investments	-	-	2,116	2,116
Preferred equity investments	-	-	56,970	56,970
Common equity investments	-	-	71,705	71,705
Total Investments	$-	$210,758	$2,909,614	$3,120,372

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2022 and 2021:

	As of and for the Three Months Ended March 31, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,328,346	$450,477	$2,116	$56,970	$71,705	$2,909,614
Purchases of investments, net	1,439,482	168,993	120,775	98,010	26,105	1,853,365
Payment-in-kind	3,659	1,086	82	3,023	26	7,876
Proceeds from investments, net	(43,878)	-	-	(642)	-	(44,520)
Net change in unrealized gain (loss) on investments	(14,470)	(2,903)	625	(982)	3,129	(14,601)
Net realized gain (loss) on investments	48	-	-	202	-	250
Net amortization of discount on investments	1,968	131	10	97	2	2,208
Transfers between investment types	-	-	-	(123)	123	-
Transfers into (out of) Level 3(1)	19,922	(14,967)	-	-	-	4,955
Fair value, end of period	$3,735,077	$602,817	$123,608	$156,555	$101,090	$4,719,147

________________

(1)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2022, transfers into Level 2 from Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Three Months Ended March 31, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments(1)	Common equity investments(1)	Total
Fair value, beginning of period	$9,404	$4,232	$22	$295	$423	$14,376
Purchases of investments, net	43,020	-	2,056	58	-	45,134
Payment-in-kind	-	-	-	-	-	-
Proceeds from investments, net	(5,789)	-	-	-	-	(5,789)
Net change in unrealized gain (loss) on investments	73	20	(10)	2	-	85
Net realized gain (loss) on investments	8	-	-	-	-	8
Net amortization of discount on investments	8	2	-	-	-	10
Transfers into (out of) Level 3	-	-	-	-	-	-
Fair value, end of period	$46,724	$4,254	$2,068	$355	$423	$53,824

________________

(1)
For the three months ended March 31, 2021, Preferred and Common Equity investments were reported in aggregate as Equity investments.

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following tables present information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three months ended March 31, 2022 and 2021:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2022 on Investments Held at March 31, 2022	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2021 on Investments Held at March 31, 2021
First-lien senior secured debt investments	$(14,380)	$73
Second-lien senior secured debt investments	(2,305)	20
Unsecured debt investments	625	(11)
Preferred equity investments	(967)	—
Common equity investments	3,442	2
Total Investments	$(13,585)	$84

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2022 and December 31, 2021. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of March 31, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,280,409	Recent Transaction	Transaction Price	81.2% - 100.0% (96.1%)	Increase
	2,430,045	Yield Analysis	Market Yield	6.6% - 14.3% (7.9%)	Decrease
	24,623	Indicative Bid	Broker Quotes	N/A	Increase
Second-lien senior secured debt investments	$67,282	Recent Transaction	Transaction Price	98.0% - 99.0% (98.3%)	Increase
	535,535	Yield Analysis	Market Yield	7.6% - 14.0% (10.3%)	Decrease
Unsecured debt investments	$121,474	Recent Transaction	Transaction Price	99.3%	Increase
	24	Market Approach	EBITDA Multiple	14.8x	Increase
	2,110	Yield Analysis	Market Yield	10.5%	Decrease
Preferred equity investments	$99,330	Recent Transaction	Transaction Price	98.0% - 100.0% (98.0%)	Increase
	57,225	Yield Analysis	Market Yield	12.1% - 13.0% (12.6%)	Decrease
Common equity investments	$26,184	Recent Transaction	Transaction Price	100.0%	Increase
	67,446	Market Approach	EBITDA Multiple	7.8x - 23.8x (17.2x)	Increase
	7,429	Market Approach	Revenue Multiple	9.0x - 11.5x (9.6x)	Increase
	31	Market Approach	Gross Profit Multiple	27.0x	Increase

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

	As of December 31, 2021
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$921,476	Recent Transaction	Transaction Price	90.5% - 100.0% (98.1%)	Increase
	1,401,867	Yield Analysis	Market Yield	5.1% - 12.4% (8.2%)	Decrease
	5,003	Indicative Bid	Broker Quotes	N/A	Increase
Second-lien senior secured debt investments	$261,240	Recent Transaction	Transaction Price	98.0% - 99.5% (98.8%)	Increase
	164,066	Yield Analysis	Market Yield	6.1% - 10.7% (8.7%)	Decrease
	25,171	Indicative Bid	Broker Quotes	N/A	Increase
Unsecured debt investments	$24	Market Approach	EBITDA Multiple	14.8x	Increase
	2,092	Yield Analysis	Market Yield	9.4%	Decrease
Preferred equity investments	$45,177	Recent Transaction	Transaction Price	97.3% - 97.5% (97.3%)	Increase
	238	Market Approach	EBITDA Multiple	9.3x	Increase
	11,555	Yield Analysis	Market Yield	11.4% - 14.6% (11.5%)	Decrease
Common equity investments	$56,186	Recent Transaction	Transaction Price	100.0%	Increase
	15,470	Market Approach	EBITDA Multiple	7.6x - 24.0x (16.9x)	Increase
	49	Market Approach	Gross Profit Multiple	27.0x	Increase

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following tables present the carrying and fair values of the Company’s debt obligations as of March 31, 2022 and December 31, 2021.

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

	March 31, 2022		December 31, 2021
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Promissory Note	$-	$-	$-	$-
Revolving Credit Facility(3)	169,700	169,700	445,188	445,188
SPV Asset Facility I	297,720	297,720	298,015	298,015
SPV Asset Facility II	499,000	499,000	438,637	438,637
SPV Asset Facility III	9,019	9,019	-	-
SPV Asset Facility IV	225,601	225,601	-	-
March 2025 Notes	493,907	498,750	-	-
September 2026 Notes	344,007	316,750	343,971	337,750
February 2027 Notes	493,817	481,100	-	-
Total Debt	$2,532,771	$2,497,640	$1,525,811	$1,519,590

________________

(1)
The carrying values of the Company's Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, March 2025 Notes, September 2026 Notes and February 2027 Notes are presented net of unamortized debt issuance costs of $7.3 million, $3.6 million, $7.0 million, $6.0 million, $4.4 million, $6.1 million, $6.0 million and $6.2 million, respectively.
(2)
The carrying values of the Company's Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, and September 2026 Notes are presented net of unamortized debt issuance costs of $6.0 million, $3.3 million, $7.4 million, and $6.0 million, respectively.
(3)
Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.

The following table presents fair value measurements of the Company’s debt obligations as of March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022	December 31, 2021
Level 1	$—	$—
Level 2	1,296,600	337,750
Level 3	1,201,040	1,181,840
Total Debt	$2,497,640	$1,519,590

Financial Instruments Not Carried at Fair Value

As of March 31, 2022 and December 31, 2021, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 194% and 200% as of March 31, 2022 and December 31, 2021, respectively.

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Debt obligations consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Promissory Note	$250,000	$-	$250,000	$-
Revolving Credit Facility(3)	1,175,000	177,000	998,000	169,700
SPV Asset Facility I	550,000	301,282	9,598	297,720
SPV Asset Facility II	1,000,000	506,000	207,110	499,000
SPV Asset Facility III	750,000	15,000	83,179	9,019
SPV Asset Facility IV	500,000	230,000	11,724	225,601
March 2025 Notes	500,000	500,000	-	493,907
September 2026 Notes	350,000	350,000	-	344,007
February 2027 Notes	500,000	500,000	-	493,817
Total Debt	$5,575,000	$2,579,282	$1,559,611	$2,532,771

________________

(1)
The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)
The carrying values of the Company's Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, March 2025 Notes, September 2026 Notes and February 2027 Notes are presented net of unamortized debt issuance costs of $7.3 million, $3.6 million, $7.0 million, $6.0 million, $4.4 million, $6.1 million, $6.0 million and $6.2 million, respectively.
(3)
Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.

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
(2)
The carrying values of the Company's Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, and September 2026 Notes are presented net of unamortized debt issuance costs of $6.0 million, $3.3 million, $7.4 million, and $6.0 million, respectively.

For the three months ended March 31, 2022 and 2021, the components of interest expense were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Interest expense	$13,963	$71
Amortization of debt issuance costs	1,408	—
Total Interest Expense	$15,371	$71
Average interest rate	3.4%	4.3%
Average daily borrowings	$1,647,161	$6,711

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

On September 29, 2021, the Company entered into an amendment to the Revolver to among other things, (i) change the rate under the Revolver for borrowings denominated in Sterling from a LIBOR-based rate to daily simple SONIA (Sterling Overnight Index Average) subject to certain adjustments specified in the Revolver and (ii) change the rate under the Revolver for borrowings denominated in Swiss Francs from a LIBOR-based rate to SARON (Swiss Average Rate Overnight) subject to certain adjustments specified in the Revolver. The other material terms of the Revolver were unchanged

On February 28, 2022, the Company entered into a second amendment to the revolver to, among other things, (i) increase the aggregate commitments under the Facility to $1.175 billion, (ii) increase the accordion feature, which allows the Company, under

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

certain circumstances, to increase the size of the Facility, to a maximum of $1.3 billion, (iii) change the rate under the Facility for borrowings denominated in U.S. Dollar from a LIBOR-based rate to SOFR (Secured Overnight Financing Rate) subject to certain adjustments specified in the Facility. The other material terms of the Facility were unchanged.

The Revolver is guaranteed by OR Lending IC LLC, a subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds of the Revolver may be used for general corporate purposes, including the funding of portfolio investments.

The maximum principal amount of the Revolver is $1.175 billion, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolver may be increased to $1.3 billion through the exercise by the Borrower of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolver is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions, and includes a $50,000,000 limit for swingline loans.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolver, will bear interest at either SOFR plus a margin of 2.00%, or the prime rate plus a margin of 1.00%. The Company may elect either the SOFR or prime rate at the time of drawdown, and loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Further, the Revolver builds in a hardwired approach for the replacement of SOFR loans in U.S. dollars. For SOFR loans in other permitted currencies, the Revolver includes customary fallback mechanics for the Company and the Administrative Agent to select an alternative benchmark, subject to the negative consent of required Lenders. The Company will also pay a fee of 0.375% on undrawn amounts under the Revolver.

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

On December 20, 2021, the parties to the SPV Asset Facility II amended certain terms of the facility, including changes related to the elevation of Assigned Participation Interests.

On February 18, 2022, the parties to the SPV Asset Facility II amended certain terms of the facility including, among other changes, reallocating commitments of the lenders under SPV Asset Facility II and converting the benchmark rate of the facility from LIBOR to term SOFR.

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

Amounts drawn under the SPV Asset Facility II bear interest at Term SOFR (or, in the case of certain Lenders that are commercial paper conduits, the lower of (a) their cost of funds and (b) Term SOFR, such Term SOFR not to be lower than zero) plus a spread equal to 2.00% per annum, which spread will increase (a) on and after the end of the Revolving Period by 0.15% per annum if no event of default has occurred and (b) by 2.00% per annum upon the occurrence of an event of default (such spread, the “Applicable Margin”). Term SOFR may be replaced as a base rate under certain circumstances. During the Revolving Period, Core Income Funding II will pay an undrawn fee ranging from 0.00% to 0.25% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. During the Revolving Period, if the undrawn commitments are in excess of a certain portion (initially 12.5% and increasing in stages to 25%, 50% and 75%) of the total commitments under the SPV Asset Facility II, Core Income Funding II will also pay a make-whole fee equal to the Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess. Core Income Funding II will also pay Deutsche Bank AG, New York Branch, certain fees (and reimburse certain expenses) in connection with its role as facility agent. The SPV Asset Facility II contains customary covenants, including certain financial maintenance covenants, limitations on the activities of Core Income Funding II, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of Core Income Funding II and on any payments received by Core Income Funding II in respect of those assets. Assets pledged to the Lenders will not be available to pay our debts.

Borrowings of Core Income Funding II are considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

SPV Asset Facility III

On March 24, 2022 (the “SPV Asset Facility III Closing Date”), Core Income Funding III LLC (“ORCIC III Financing”), a Delaware limited liability company and newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility III”), with ORCIC III Financing, as borrower, the Adviser, as servicer, the lenders from time to time parties thereto, Bank of America, N.A., as administrative agent, State Street Bank and Trust Company, as collateral agent, Alter Domus (US) LLC as collateral custodian and Bank of America, N.A., as sole lead arranger and sole book manager.

From time to time, the Company expects to sell and contribute certain investments to ORCIC III Financing pursuant to a Sale and Contribution Agreement, dated as of the SPV Asset Facility III Closing Date, by and between the Company and ORCIC III Financing. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility III will be used to finance the origination and acquisition of eligible assets by ORCIC III Financing, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by ORCIC III Financing through the Company’s ownership of ORCIC III Financing. The maximum principal amount of the SPV Asset Facility III is $750 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of ORCIC III Financing’s assets from time to time, and satisfaction of certain conditions, including certain portfolio criteria.

The SPV Asset Facility III provides for the ability to draw and redraw revolving loans under the SPV Asset Facility III for a period of up to three years after the SPV Asset Facility III Closing Date unless the commitments are terminated sooner as provided in the SPV Asset Facility III (the “SPV Asset Facility III Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility III will mature on March 24, 2027 (the “SPV Asset Facility III Stated Maturity”). To the extent the commitments are terminated or permanently reduced during the first two years following the SPV Asset Facility III Closing Date, ORCC III Financing may owe a prepayment penalty. Prior to the SPV Asset Facility III Stated Maturity, proceeds received by ORCIC III Financing from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility III Stated Maturity, ORCIC III Financing must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

Amounts drawn in U.S. dollars are benchmarked to Daily SOFR, amounts drawn in British pounds are benchmarked to SONIA plus an adjustment of 0.11930%, amounts drawn in Canadian dollars are benchmarked to CDOR, and amounts drawn in Euros are benchmarked to EURIBOR, and in each case plus a spread equal to the Applicable Margin. The “SPV Asset Facility III Applicable

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Margin” ranges from 1.60% to 2.10% depending on the composition of the collateral. The SPV Asset Facility III also allows for amounts drawn in U.S. dollars to bear interest at an alternate base rate without a spread.

From the SPV Asset Facility III Closing Date to the SPV Asset Facility III Commitment Termination Date, there is a commitment fee, calculated on a daily basis, ranging from 0.25% to 1.25% on the undrawn amount under the SPV Asset Facility III. The SPV Asset Facility III contains customary covenants, including certain limitations on the activities of ORCIC III Financing, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility III is secured by a perfected first priority security interest in the assets of ORCIC III Financing and on any payments received by ORCIC III Financing in respect of those assets. Assets pledged to the lenders under the SPV Asset Facility III will not be available to pay the debts of the Company.

Borrowings of ORCIC III Financing are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

SPV Asset Facility IV

On March 16, 2022 (the “SPV Facility IV Closing Date”), Core Income Funding IV LLC (“Core Income Funding IV”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Credit Agreement (the “SPV Asset Facility IV”), with Core Income Funding IV, as Borrower, the lenders from time to time parties thereto (the “Lenders”), Sumitomo Mitsui Banking Corporation, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and Alter Domus (US) LLC as Document Custodian.

From time to time, the Company expects to sell and contribute certain investments to Core Income Funding IV pursuant to a Sale and Contribution Agreement, dated as of the Closing Date, by and between the Company and Core Income Funding IV. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Facility IV will be used to finance the origination and acquisition of eligible assets by Core Income Funding IV, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Core Income Funding IV through its ownership of Core Income Funding IV. The maximum principal amount of the SPV Facility IV is $500 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of Core Income Funding IV’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

The SPV Facility IV provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Facility IV for a period of up to three years after the Closing Date unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Facility IV (the “Commitment Termination Date”). Unless otherwise terminated, the SPV Facility IV will mature on March 16, 2033 (the “Stated Maturity”). Prior to the Stated Maturity, proceeds received by Core Income Funding IV from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the Stated Maturity, Core Income Funding IV must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

Amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.15%) plus an applicable margin that ranges from 1.70% to 2.30% depending on a ratio of broadly syndicated loans to middle market loans in the collateral. From the Closing Date to the Commitment Termination Date, there is a commitment fee that steps up during the year after the Closing Date from 0.00% to 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Facility IV. The SPV Facility IV contains customary covenants, including certain financial maintenance covenants, limitations on the activities of Core Income Funding IV, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Facility IV is secured by a perfected first priority security interest in the assets of Core Income Funding IV and on any payments received by Core Income Funding IV in respect of those assets. Assets pledged to the Lenders will not be available to pay the debts of the Company.

Borrowings of Core Income Funding IV are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

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

The September 2026 Notes were issued pursuant to an Indenture dated as of September 23, 2021 (the “Base Indenture”), between the Company and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of September 23, 2021 (the “First Supplemental Indenture” and together with the Base Indenture, the “September 2026 Indenture”), between the Company and the Trustee. The September 2026 Notes will mature on September 23, 2026 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the September 2026 Indenture. The September 2026 Notes initially bear interest at a rate of 3.125% per year payable semi-annually on March 23 and September 23 of each year, commencing on March 23, 2022. Concurrent with the issuance of the September 2026 Notes, the Company entered into a Registration Rights Agreement (the "September 2026 Registration Rights Agreement") for the benefit of the purchasers of the September 2026 Notes. Pursuant to the September 2026 Registration Rights Agreement, the Company is obligated to file a registration statement with the SEC with respect to an offer to exchange the September 2026 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the September 2026 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the September 2026 Notes. If the Company fails to satisfy its registration obligations under the September 2026 Registration Rights Agreement, it will be required to pay additional interest to the holders of the September 2026 Notes. The September 2026 Notes are our direct, general unsecured obligations and will rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the September 2026 Notes. The September 2026 Notes rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior. The September 2026 Notes rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The September 2026 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities

The September 2026 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the September 2026 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the September 2026 Indenture.

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

February 2027 Notes

On February 8, 2022, the Company issued $500 million aggregate principal amount of 4.70% notes due 2027 (the “February 2027 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The February 2027 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

The February 2027 Notes were issued pursuant to the Base Indenture and a Second Supplemental Indenture, dated as of February 8, 2022 (the “Second Supplemental Indenture” and together with the Base Indenture, the “February 2027 Indenture”), between the Company and the Trustee. The February 2027 Notes will mature on February 8, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the February 2027 Indenture. The February 2027 Notes initially bear interest at a rate of 4.70% per year payable semi-annually on February 8 and August 8 of each year, commencing on August 8, 2022. Concurrent with the issuance of the February 2027 Notes the Company entered into a Registration Rights Agreement (the “February 2027 Registration Rights Agreement”) for the benefit of the purchasers of the February 2027 Notes. Pursuant to the February 2027 Registration Rights Agreement the Company is obligated to file a registration statement with the SEC with respect to an offer to exchange the February 2027 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the February 2027 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the February 2027 Notes. If the Company fails to satisfy its registration obligations under the February 2027 Registration Rights Agreement, the Company will be required to pay additional interest to the holders of the February 2027 Notes.

The February 2027 Notes are the Company’s direct, general unsecured obligations and rank senior in right of payment to all of its future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the February 2027 Notes. The February 2027 Notes rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior to the February 2027 Notes. The February 2027 Notes rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The February 2027 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The February 2027 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the February 2027 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Indenture. In addition, if a change of control repurchase event, as defined in the February 2027 Indenture, occurs prior to maturity, holders of the February 2027 Notes have the right, at their option, to require us to repurchase for cash some or all of the February 2027 Notes at a repurchase price equal to 100% of the aggregate principal amount of the February 2027 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

March 2025 Notes

On March 29, 2022, the Company issued $500 million aggregate principal amount of its 5.500% notes due 2025 (the “March 2025 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale by the Initial Purchasers to persons they reasonably believe to be qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The March 2025 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

The March 2025 Notes were issued pursuant to the Base Indenture and a Third Supplemental Indenture, dated as of March 29, 2022 (the “Third Supplemental Indenture” and together with the Base Indenture, the “March 2025 Indenture”), between the Company and the Trustee. The March 2025 Notes will mature on March 21, 2025 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the March 2025 Indenture. The March 2025 Notes bear interest at a rate of 5.500% per year payable semi-annually on March 21 and September 21 of each year, commencing on September 21, 2022. Concurrent with the issuance of the March 2025 Notes, the Company In connection with the offering, the Company entered into a Registration Rights Agreement, dated as of March 29, 2022 (the “March 2025 Registration Rights Agreement”), for the benefit of the purchasers of the March 2025 Notes. Pursuant to the March 2025 Registration Rights Agreement, the Company is obligated to file with the SEC a registration statement with respect to an offer to exchange the March 2025 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the March 2025 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the March 2025 Notes. If the Company fails to satisfy its registration obligations under the March

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

2025 Registration Rights Agreement, it will be required to pay additional interest to the holders of the March 2025 Notes.

The March 2025 Notes are the Company’s direct, general unsecured obligations and rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the March 2025 Notes. The March 2025 Notes rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior to the March 2025 Notes. The March 2025 Notes rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The March 2025 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The March 2025 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a) of the 1940 Act, for the period of time during which the March 2025 Notes are outstanding, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the March 2025 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the March 2025 Indenture. In addition, if a change of control repurchase event, as defined in the March 2025 Indenture, occurs prior to maturity, holders of the March 2025 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the March 2025 Notes at a repurchase price equal to 100% of the aggregate principal amount of the March 2025 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of March 31, 2022 and December 31, 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

\

Portfolio Company	Investment	March 31, 2022	December 31, 2021
($ in thousands)
ACR Group Borrower, LLC	First lien senior secured revolving loan	$750	$875
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	2,328	-
Alera Group, Inc.	First lien senior secured delayed draw term loan	790	47,273
Alera Group, Inc.	First lien senior secured delayed draw term loan	46,484	-
Apex Group Treasury, LLC	First lien senior secured delayed draw term loan A	6,618	6,618
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured delayed draw term loan B	4,255	4,255
Associations, Inc.	First lien senior secured revolving loan	4,829	4,829
Athenahealth Group Inc.	First lien senior secured delayed draw term loan C	6,522	-
AxiomSL Group, Inc.	First lien senior secured revolving loan	2,591	2,591
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	2,145	2,145

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	March 31, 2022	December 31, 2021
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	8,803	8,803
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	3,873	4,401
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	4,372	4,372
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,593	1,593
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	47	47
BW Holding, Inc.	First lien senior secured delayed draw term loan	3,787	4,184
Brightway Holdings, LLC	First lien senior secured revolving loan	2,105	2,105
CFS Brands, LLC	First lien senior secured delayed draw term loan	11,344	-
Canadian Hospital Specialties Limited	First lien senior secured delayed draw term loan	827	939
Canadian Hospital Specialties Limited	First lien senior secured revolving loan	475	388
CivicPlus, LLC	First lien senior secured delayed draw term loan	4,400	4,400
CivicPlus, LLC	First lien senior secured revolving loan	880	880
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	3,750	-
Community Brands ParentCo, LLC	First lien senior secured revolving loan	1,875	-
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3,478	-
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	88	88
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	27,597	20,519
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	7,306	7,407
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	9,553	9,553
Dodge Data & Analytics LLC	First lien senior secured revolving loan	-	125
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	1,955	1,955
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	10,605	10,605
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	676	676
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)	First lien senior secured delayed draw term loan	55,000	-
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)	First lien senior secured delayed draw term loan	55,000	-
Natural Partners, LLC	First lien senior secured revolving loan	5,063	-
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	19,678	19,678

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	March 31, 2022	December 31, 2021
Fortis Solutions Group, LLC	First lien senior secured revolving loan	6,747	6,747
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	791	791
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,182	3,182
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	10,317	10,317
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	4,952	5,159
Global Music Rights, LLC	First lien senior secured delayed draw term loan E	7,500	7,500
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	870	870
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	881	881
Granicus, Inc.	First lien senior secured revolving loan	161	161
Granicus, Inc.	First lien senior secured delayed draw term loan	136	136
Guidehouse Inc.	First lien senior secured revolving loan	-	7,018
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	85	96
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	11,964	20,239
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	—	14,861
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	-	29
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	20,324	-
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	68	80
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	2,890	1,806
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	5,081	5,081
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	8,469	8,469
Intelerad Medical Systems Incorporated	First lien senior secured revolving loan	401	401
KBP Brands, LLC	First lien senior secured delayed draw term loan	3,836	-
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	9,559	9,559
Lignetics Investment Corp.	First lien senior secured revolving loan	8,221	9,559
CSC Mkg Topco LLC.	First lien senior secured revolving loan	12,921	-
Medline Borrower, LP	First lien senior secured revolving loan	2,020	2,020
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,765	1,765

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	March 31, 2022	December 31, 2021
Ministry Brands Holdings, LLC.	First lien senior secured delayed draw term loan	15,819	15,819
Ministry Brands Holdings, LLC.	First lien senior secured revolving loan	4,746	4,746
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	1,375	1,375
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	2,264	2,264
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,429	3,571
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	7,993	7,140
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3,302	-
OAC Holdings I Corp. (dba Omega Holdings)	First lien senior secured revolving loan	1,286	-
Pediatric Associates Holding Company, LLC	First lien senior secured delayed draw term loan	2,237	-
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	31,034	31,034
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	4,655	4,655
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	—	3,627
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	42,614	-
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	2,570	2,570
Pluralsight, LLC	First lien senior secured revolving loan	392	392
Pro Mach Group, Inc.	First lien senior secured delayed draw term loan	2,891	-
QAD Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	327	455
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	-	2,789
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	10,000	-
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,506	1,673
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	—	11
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	-	10,667
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	—	92
Relativity ODA LLC	First lien senior secured revolving loan	435	435
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	750	950

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	March 31, 2022	December 31, 2021
The Shade Store, LLC	First lien senior secured revolving loan	3,409	6,818
Smarsh Inc.	First lien senior secured delayed draw term loan	20,762	-
Smarsh Inc.	First lien senior secured revolving loan	5,190	-
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	991	1,052
Southern Air & Heat Holdings, LLC	First lien senior secured revolving loan	203	282
Sovos Compliance, LLC	First lien senior secured delayed draw term loan	2,945	1,104
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	5,021	-
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	13,947	-
Tahoe Finco, LLC	First lien senior secured revolving loan	6,279	6,279
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	592	714
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	2,041	2,041
Troon Golf, L.L.C.	First lien senior secured revolving loan	5,856	7,207
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,078	1,078
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	142	142
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	5,336	-
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	3,193	3,073
Total Unfunded Portfolio Company Commitments		$671,915	$422,808

As of March 31, 2022, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $2.7 million for the period from April 22, 2020 (Inception) to March 31, 2022, of which $2.7 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered. The Adviser is responsible for the payment of the Company’s organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by the Company.

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $2.7 million for the period from April 22, 2020 (Inception) to December 31, 2021, of which $2.7 million has been charged to the Company pursuant to the Investment Advisory Agreement. See Note 3. Agreements and Related Party Transactions – Investment Advisory Agreement.

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2022, management was not aware of any pending or threatened litigation.

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

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following table summarizes transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2022 and 2021:

	For The Three Months Ended March 31, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	48,271,855	$453,018	12,403,855	$115,734	65,711,868	$612,240	126,387,578	$1,180,992
Shares/gross proceeds from the private placements	-	-	-	-	4,176,265	38,756	4,176,265	38,756
Reinvestment of distributions	390,070	3,630	157,073	1,461	631,685	5,885	1,178,828	10,976
Repurchased shares	(649,420)	(6,001)	(32,853)	(304)	(1,833,520)	(16,978)	(2,515,793)	(23,283)
Total shares/gross proceeds	48,012,505	450,647	12,528,075	116,891	68,686,298	639,903	129,226,878	1,207,441
Sales load	-	(3,650)	-	(332)	-	-	-	(3,982)
Total shares/net proceeds	48,012,505	$446,997	12,528,075	$116,559	68,686,298	$639,903	129,226,878	$1,203,459

	For The Three Months Ended March 31, 2021
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	-	$-	323,542	$2,996	2,470,920	$22,880	2,794,462	$25,876
Shares/gross proceeds from the private placements	-	-	-	-	-	-	-	-
Reinvestment of distributions	-	-	-	-	-	-	-	-
Repurchased shares	-	-	-	-	-	-	-	-
Total shares/gross proceeds	-	-	323,542	2,996	2,470,920	22,880	2,794,462	25,876
Sales load	-	-	-	-	-	-	-	-
Total shares/net proceeds	-	$-	323,542	$2,996	2,470,920	$22,880	2,794,462	$25,876

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

The changes to the Company’s offering price per share since the commencement of the Company’s initial continuous public offering and associated effective dates of such changes were as follows:

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.32	$9.58
April 1, 2021	$9.26	$0.32	$9.58
May 1, 2021	$9.26	$0.32	$9.58
June 1, 2021	$9.28	$0.32	$9.60
July 1, 2021	$9.30	$0.33	$9.63
August 1, 2021	$9.30	$0.33	$9.63
September 1, 2021	$9.30	$0.33	$9.63
October 1, 2021	$9.31	$0.33	$9.64
November 1, 2021	$9.32	$0.33	$9.65
December 1, 2021	$9.31	$0.33	$9.64
January 1, 2022	$9.33	$0.33	$9.66
February 1, 2022	$9.33	$0.33	$9.66
March 1, 2022	$9.27	$0.32	$9.59

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.14	$9.40
April 1, 2021	$9.26	$0.14	$9.40
May 1, 2021	$9.25	$0.14	$9.39
June 1, 2021	$9.27	$0.14	$9.41
July 1, 2021	$9.29	$0.14	$9.43
August 1, 2021	$9.29	$0.14	$9.43
September 1, 2021	$9.29	$0.14	$9.43
October 1, 2021	$9.31	$0.14	$9.45
November 1, 2021	$9.32	$0.14	$9.46
December 1, 2021	$9.31	$0.14	$9.45
January 1, 2022	$9.34	$0.14	$9.48
February 1, 2022	$9.33	$0.14	$9.47
March 1, 2022	$9.27	$0.14	$9.41

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
Initial offering price	$10.00	$—	$10.00
March 1, 2021	$9.26	$—	$9.26
April 1, 2021	$9.26	$—	$9.26
May 1, 2021	$9.26	$—	$9.26
June 1, 2021	$9.28	$—	$9.28
July 1, 2021	$9.30	$—	$9.30
August 1, 2021	$9.30	$—	$9.30
September 1, 2021	$9.30	$—	$9.30
October 1, 2021	$9.32	$—	$9.32
November 1, 2021	$9.32	$—	$9.32
December 1, 2021	$9.31	$—	$9.31
January 1, 2022	$9.34	$—	$9.34
February 1, 2022	$9.34	$—	$9.34
March 1, 2022	$9.28	$—	$9.28

Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the three months ended March 31, 2022:

Owl Rock Core Income Corp.

Notes to Consolidated Financial Statements (Unaudited) – Continued

	Class S common stock distributions		Class D common stock distributions		Class I common stock distributions
($ in thousands)	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount
2022
January 31, 2022	$0.06	$3,798	$0.06	$1,094	$0.06	$6,348
February 28, 2022	0.06	4,593	0.06	1,367	0.06	7,312
March 31, 2022	0.06	5,334	0.06	1,673	0.06	8,860
Total	$0.18	$13,725	$0.18	$4,134	$0.18	$22,520

________________

(1)
Distributions per share are gross of shareholder servicing fees.

The following table presents cash distributions per share that were declared during the three months ended March 31, 2021:

	Class S common stock distributions		Class D common stock distributions		Class I common stock distributions
($ in thousands)	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount
2021
March 31, 2021	$—	$—	$0.05	$16	$0.05	$194
Total	$—	$—	$0.05	$16	$0.05	$194

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

Through March 31, 2022, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the three months ended March 31, 2022 and 2021:

	For The Three Months Ended March 31, 2022
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.18	$40,379	100.0%
Total	$0.18	$40,379	100.0%

________________

(1)
Distributions per share are gross of shareholder servicing fees.
(2)
Data in this table is presented on a consolidated basis. Refer to Note 11 "Financial Highlights" for amounts by share class.

	For The Three Months Ended March 31, 2021
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Distributions in excess of net investment income	$0.05	$191	91.0%
Net realized gains on investments(1)	—	19	9.0
Total	$0.05	$210	100.0%

________________

(1)
The per share amount rounds to less than $0.01 per share.

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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
August 25, 2021	D	September 30, 2021	$55	$9.31	5,933
August 25, 2021	I	September 30, 2021	$291	$9.32	31,255
November 26, 2021	S	December 30, 2021	$150	$9.33	16,129
November 26, 2021	D	December 30, 2021	$51	$9.34	5,394
November 26, 2021	I	December 30, 2021	$1,213	$9.34	129,828
February 25, 2022	S	March 31, 2022	$6,001	$9.24	649,420
February 25, 2022	D	March 31, 2022	$304	$9.25	32,853
February 25, 2022	I	March 31, 2022	$16,978	$9.26	1,833,520

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022			2021
($ in thousands, except per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Increase (decrease) in net assets resulting from operations	$6,161	$1,958	$11,452	$—	$9	$(34)
Weighted average shares of common stock outstanding —basic and diluted	92,693,920	25,539,563	134,734,682	—	113,773	2,168,995
Earnings (loss) per common share— basic and diluted	$0.07	$0.08	$0.08	$—	$0.08	$(0.02)

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

For the three months ended March 31, 2022 and 2021, the Company did not record an expense for U.S. federal excise tax.

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022			2021
($ in thousands, except share and per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock(7)	Class D common stock(7)	Class I common stock
Per share data:
Net asset value, at beginning of period	$9.33	$9.33	$9.34	$-	$9.26	$9.44
Results of operations:
Net investment income (loss)(1)	0.16	0.17	0.18	-	0.07	(0.04)
Net realized and unrealized gain (loss)(2)	(0.07)	(0.07)	(0.08)	-	(0.04)	(0.09)
Net increase (decrease) in net assets resulting from operations	$0.09	$0.10	$0.10	$-	$0.03	$(0.13)
Shareholder distributions:
Distributions from net investment income(3)	(0.18)	(0.18)	(0.18)	-	(0.05)	(0.05)
Net decrease in net assets from shareholders' distributions	$(0.18)	$(0.18)	$(0.18)	$-	$(0.05)	$(0.05)
Total increase (decrease) in net assets	(0.09)	(0.08)	(0.08)	—	(0.02)	(0.18)
Net asset value, at end of period	$9.24	$9.25	$9.26	$-	$9.24	$9.26

Total Return(4)	0.9%	1.1%	1.2%	-%	0.3%	(1.4)%

Ratios
Ratio of net expenses to average net assets(5)(6)	5.5%	4.6%	4.7%	-%	(1.7)%	4.4%
Ratio of net investment income to average net assets(6)	7.7%	7.7%	8.5%	-%	9.9%	1.4%
Portfolio turnover rate	0.5%	0.5%	0.5%	-%	15.0%	15.0%

Supplemental Data
Weighted-average shares outstanding	92,693,920	25,539,563	134,734,682	-	113,773	2,168,995
Shares outstanding, end of period	108,713,425	31,080,406	158,789,498		323,542	3,771,020
Net assets, end of period	$1,004,813	$287,505	$1,471,061	$-	2,989	34,925

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
(5)
Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the three months ended March 31, 2022, the total operating expenses to average net assets were 6.3%, 5.3% and 5.4%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. Past performance is not a guarantee of future results. For the three months ended March 31, 2021, the total operating expenses to average net assets were 31.3% and 18.1%, for Class D and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser.
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

Subsequent to March 31, 2022, our Board declared regular monthly distributions for July 2022 through September 2022. The regular monthly cash distributions, each in the gross amount of $0.05787500 per share, are payable on August 31, 2022, September 30, 2022, and October 31, 2022 to shareholders of record on July 31, 2022, August 31, 2022, and September 30, 2022, respectively.

As of May 12, 2022, the Company has issued 124,464,178 shares of its Class S common stock, 32,445,633 shares of its Class D common stock, and 195,819,379 shares of its Class I common stock and has raised total gross proceeds of $1,167.5 million, $302.1 million, and $1,821.9 million, respectively, including seed capital of $1,000 contributed by its Adviser in September 2020 and approximately $25.0 million in gross proceeds raised from Feeder FIC Equity.

SPV Asset Facility II

On April 11, 2022, the parties to the SPV Asset Facility II amended certain terms of the facility, including increasing the aggregate commitment of the Lenders under the Facility from $1 billion to $1.275 billion, extending the Ramp-up Period through December 31, 2022 and adding two additional lenders. On May 3, 2022, the parties to the SPV Asset Facility II further amended certain terms of the facility, including increasing the aggregate commitment of the Lenders under the Facility from $1.275 billion to $1.650 billion and adding two additional lenders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Core Income Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2021 and in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 3 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

We have received an exemptive order that permits us to offer multiple classes of shares of common stock and to impose asset-based servicing and distribution fees and early withdrawal fees. On September 30, 2020, the Advisor purchased 100 shares of our Class I common stock at $10.00 per share, which represents the initial public offering price. The Adviser will not tender these shares for repurchase as long as the Adviser remains the investment adviser of the Company. There is no current intention for the Adviser to discontinue its role. On October 15, 2020, we received a subscription agreement, totaling $25.0 million for the purchase of Class I common shares of our common stock from Feeder Owl Rock Feeder FIC ORCIC Equity LLC (“Feeder FIC Equity”), an entity affiliated with the Adviser. On November 12, 2020, we commenced our initial public offering pursuant to which we offered, on a continuous basis, $2,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. On November 12, 2020, we sold 700,000 shares pursuant to the subscription agreement with Feeder FIC Equity and met the minimum offering requirement for our continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $10.00 per share. As of March 31, 2021, the Company had called all of the $25.0 million commitment from Feeder FIC Equity. On February 14, 2022, we commenced our follow-on offering, on a continuous basis, of up to $7,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager”). The Dealer Manager is entitled to receive upfront selling commissions of up to 3.50% of the offering price of each Class S share sold in the offering and 1.50% of the offering price of each Class D share sold. Class I shares are not subject to upfront selling commissions. Any upfront selling commissions for the Class S shares and Class D shares sold in the offering will be deducted from the purchase price. Class S, Class D and Class I shares were offered at initial purchase prices per shares of $10.35, $10.15 and $10.00, respectively. Currently, the purchase price per share for each class of common stock varies, but will not be sold at a price below the Company’s net asset value per share of such class, as determined in accordance with the Company’s share pricing policy, plus applicable upfront selling commissions. The Company also engages in private placements of its common stock.

Since meeting the minimum offering requirement and commencing our continuous public offering through March 31, 2022, we have issued 108,787,255 shares of Class S common stock, 30,830,408 shares of Class D common stock, and 159,733,764 shares of Class I common stock for gross proceeds of $1,021.5 million, $287.2 million, and $1,487.8 million, respectively, including $1,000 of seed capital contributed by our Adviser in September 2020, $25.0 million in gross proceeds raised in the private placement from Feeder FIC Equity and 4,176,265 shares of our Class I common stock issued in a private placement issued to feeder vehicles primarily created to hold our Class I shares for gross proceeds of approximately $38.8 million. The shares purchased by the Adviser and Feeder FIC Equity are subject to a lock-up pursuant to FINRA Rule 5110(e)(1) for a period of 180 days from the date of commencement of sales in the offering, and the Adviser, Feeder FIC Equity, and their permitted assignees may not engage in any transaction that would result in the effective economic disposition of the Class I shares.

Our Adviser also serves as investment adviser to Owl Rock Capital Corporation and Owl Rock Capital Corporation II.

Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Owl Rock is comprised of the Adviser, Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), Owl Rock Technology Advisors II LLC ("ORTA II"), and Owl Rock Diversified Advisors LLC (“ORDA”) and includes Wellfleet. As of March 31, 2022, the Adviser and its affiliates had $44.8 billion of assets under management across the Owl Rock division of Blue Owl. As of April 1, 2022, the Owl Rock division of Blue Owl also includes a CLO business ("Wellfleet"), which was acquired from affiliates of Littlejohn & Co., LLC. The Adviser, ORTA, ORPFA, ORTA II, and ORDA, the “Owl Rock Advisers” are investment advisers.

The management of our investment portfolio is the responsibility of the Adviser and the Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team, is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and the Investment Committee. The Investment Team including members of Wellfleet, under the Investment Committee's supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. The Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, and Jeff Walwyn. The Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be bought and sold), structures financings and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Investment Committee. Follow-on investments in existing portfolio companies may require the Investment Committee's approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Investment Committee. The compensation packages of certain Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.

In addition, we and the Adviser have entered into a dealer manager agreement with Blue Owl Securities and certain participating broker dealers to solicit capital.

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on exemptive relief that has been granted to our Adviser and its affiliates, have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain affiliates, the Owl Rock Clients in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. The Owl Rock Advisers` investment allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other funds managed by the Adviser or its affiliates that could avail themselves of exemptive relief and that have an investment objective similar to ours.

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

We have and continue to assess the impact of COVID-19 on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy and the magnitude of the economic impact of the outbreak. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and may in the future cause, business shutdowns and cancellations of events and travel. In addition, while economic activity remains healthy and well improved from the beginning of the COVID-19 pandemic, we continue to observe supply chain interruptions, labor difficulties, commodity inflation and elements of geopolitical, economic and financial market instability both globally and in the United States.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through March 31, 2022, our Adviser and its affiliates have originated $56.0 billion aggregate principal amount of investments, of which $53.0 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. upper middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans , broadly syndicated loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.

We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself.

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities, including publicly traded debt instruments, which we may hold directly or through special purposes vehicles. These investments may include high-yield bonds, which are often referred to as “junk bonds”, and broadly syndicated loans. In addition, we may invest a portion of our portfolio in opportunistic investments and broadly syndicated loans, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, including publicly traded debt instruments, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than the middle-market characteristics described above. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates. We generally intend to investment in companies with low loan to value ratios, which we consider to be 50% or lower.

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

We target portfolio companies where we can structure larger transaction that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio). As of March 31, 2022, our average investment size in each of our portfolio companies was approximately $41.2 million based on fair value. As of March 31, 2022, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 88.5% of our total debt portfolio based on fair value, had weighted average annual revenue of $759.0 million, weighted average annual EBITDA of $199.0 million and an average interest coverage of 3.4x.

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

A majority of our new investments are indexed to SOFR; however, we have material contracts that are indexed to USD-LIBOR and are monitoring this activity, evaluating the related risks and our exposure, and adding alternative language to contracts, where necessary. Certain contracts have an orderly market transition already in process. However, it is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2022, 98.6% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of March 31, 2022, the amount of Expense Support payments provided by our Adviser since inception is $6.6 million.

Fee Waivers

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

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.7 trillion as of January 2022, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

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

Portfolio and Investment Activity

As of March 31, 2022, based on fair value, our portfolio consisted of 79.6% first lien senior secured debt investments (of which we consider 52.2% to be unitranche debt investments (including “last-out” portions of such loans)), 13.1% second-lien senior secured debt investments, 2.7% unsecured debt investments, 2.8% preferred equity investments, and 1.8% common equity investments.

As of March 31, 2022, our weighted average total yield of the portfolio at fair value and amortized cost was 6.8% and 6.8%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 7.0% and 6.9%, respectively.

As of March 31, 2022 we had investments in 135 portfolio companies with an aggregate fair value of $5,563.7 million. As of March 31, 2022, we had net leverage of 0.90x debt-to-equity and we target net leverage of 0.90x-1.25x debt-to-equity.

Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. The strength of the financing and merger and acquisitions markets, and the current low interest rate environment, has led to increased originations, an active pipeline of investment opportunities and an increased demand for unitranche debt investments. However, there have been headwinds in the financing and merger and acquisitions markets resulting from high and persistent inflation, a shifting interest rate environment, geopolitical events and the ongoing impact from COVID-19 globally. We are monitoring the effect that market volatility, including as a result of a rising interest rate environment may have on our portfolio companies and our investment activities and we will continue to seek to invest in industries that we are familiar with and which we believe to be recession-resistant.

Our investment activity for the three months ended March 31, 2022 and 2021 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
New investment commitments
Gross originations	$2,778,076	$67,615
Less: Sell downs	(1,780)	—
Total new investment commitments	$2,776,296	$67,615
Principal amount of investments funded:
First-lien senior secured debt investments	$1,929,533	$61,068
Second-lien senior secured debt investments	235,466	-
Unsecured debt investments	149,203	2,089
Preferred equity investments	100,000	46
Common equity investments	26,062	—
Total principal amount of investments funded	$2,440,264	$63,203
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(17,372)	$—
Second-lien senior secured debt investments	—	—
Unsecured debt investments	—	—
Preferred equity investments	(305)	—
Total principal amount of investments sold or repaid	$(17,677)	$—
Number of new investment commitments in new portfolio companies(1)	37	12
Average new investment commitment amount	$41,203	$5,635
Weighted average term for new investment commitments (in years)	5.2	5.6
Percentage of new debt investment commitments at floating rates	98.7%	100.0%
Percentage of new debt investment commitments at fixed rates	1.3%	0.0%
Weighted average interest rate of new debt investment commitments(2)	5.6%	5.6%
Weighted average spread over LIBOR of new floating rate debt investment commitments	5.2%	4.7%

________________

(1)
Number of new investment commitments represents commitments to a particular portfolio company.
(2)
Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.96% as of March 31, 2022.

Investments at fair value and amortized cost consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$4,447,174	$4,427,150	(1)	$2,490,219	$2,491,334	(2)
Second-lien senior secured debt investments	730,378	727,754		496,559	498,247
Unsecured debt investments	150,457	151,121		2,164	2,116
Preferred equity investments	157,262	156,555		56,696	56,970
Common equity investments	97,515	101,090		71,259	71,705
Total Investments	$5,582,786	$5,563,670		$3,116,897	$3,120,372

________________

(1)
52.2% of which we consider unitranche loans.
(2)
66.7% of which we consider unitranche loans.

The table below describes investments by industry composition based on fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Advertising and media	1.6%	2.8%
Aerospace and defense	0.7	0.5
Automotive	1.8	1.7
Buildings and real estate	3.5	4.0
Business services	6.6	7.7
Chemicals	2.3	3.4
Consumer products	5.0	3.6
Containers and packaging	3.2	4.8
Distribution	3.0	1.7
Education	1.1	0.2
Financial services	6.1	4.3
Food and beverage	7.2	1.5
Healthcare equipment and services	7.0	4.1
Healthcare providers and services	10.4	8.6
Healthcare technology	8.2	7.0
Household products	0.2	0.3
Human resource support services	2.2	4.0
Infrastructure and environmental services	1.7	0.9
Insurance	8.8	12.4
Internet software and services	9.8	12.3
Leisure and entertainment	1.7	3.0
Manufacturing	2.7	2.4
Professional services	2.3	3.6
Specialty retail	2.7	4.8
Telecommunications	-	0.1
Transportation	0.2	0.3
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
United States:
Midwest	26.8%	22.8%
Northeast	18.8	17.1
South	25.1	28.0
West	21.1	26.8
International	8.2	5.3
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Weighted average total yield of portfolio	6.8%	7.1%
Weighted average total yield of debt and income producing securities	7.0%	7.3%
Weighted average interest rate of debt securities	6.5%	6.8%
Weighted average spread over LIBOR of all floating rate investments	5.6%	6.0%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$21,302	0.4%	$22,380	0.7%
2	5,516,073	99.1	3,088,498	99.0
3	26,295	0.5	9,494	0.3
4	—	—	—	—
5	—	—	—	—
Total	$5,563,670	100.0%	$3,120,372	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$5,328,009	100.0%	$2,988,942	100.0%
Non-accrual	—	—	—	—
Total	$5,328,009	100.0%	$2,988,942	100.0%

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

Results of Operations

The following table represents the operating results for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Total Investment Income	$70,145	$346
Less: Net Operating Expenses	27,554	421
Net Investment Income (Loss) Before Taxes	42,591	(75)
Less: Income taxes, including excise taxes	—	—
Net Investment Income (Loss) After Taxes	42,591	(75)
Net realized gain (loss)	437	19
Net change in unrealized gain (loss)	(23,457)	31
Net Increase (Decrease) in Net Assets Resulting from Operations	$19,571	$(25)

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and deprecation on the investment portfolio.

Investment Income

Investment income for the three months ended March 31, 2022 and 2021 was as follows:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Interest income	$60,414	$327
PIK interest income	4,976	13
Other income	4,755	6
Total investment income	$70,145	$346

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interest obtained in connection with originated loans, such as options, warrants or conversion rights. Investment income increased to $70.1 million for the three months ended March 31, 2022 from $0.3 million for the three months ended March 31, 2021 primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $3.0 billion as of December 31, 2021 to $5.4 billion as of March 31, 2022. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees was $0.4 million for the three months ended March 31, 2022 and no income was generated from these fees for the three months ended March 31, 2021. PIK interest income increased period-over-period primarily as a result of adding new investments with contractual PIK interest to our portfolio. For the three months ended March 31, 2022, PIK interest earned was $5.0 million, representing approximately 7.1% of investment income. For the three months ended March 31, 2021, PIK interest earned was $11 thousand, representing 3.3% of total investment income.

Expenses

Expenses for the three months ended March 31, 2022 and 2021 were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Initial organization	$—	$273
Offering costs	1,171	-
Interest expense	15,371	71
Management fees	5,550	52
Performance based incentive fees	4,864	—
Professional fees	1,281	286
Directors' fees	282	245
Shareholder servicing fees	1,962	1
Other general and administrative	1,135	367
Total operating expenses	$31,616	$1,295
Management fees waived	—	(52)
Expense Support	(4,062)	(822)
Net operating expenses	$27,554	$421

Total net operating expenses increased to $27.6 million for the three months ended March 31, 2022 from $0.4 million for the three months ended March 31, 2021 primarily due to increases in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in the net asset value of the fund. The increase in incentive fees was due to higher pre-incentive fee net investment income. The increase in interest expense was driven by an increase in average daily borrowings to $1,647.2 million from $6.7 million period over period, partially offset by a decrease in the average interest rate to 3.4% from 4.3% period over period.

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

For the three months ended March 31, 2022 and 2021 we did not accrue U.S. federal excise tax.

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

Net Unrealized Gain (Loss) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended March 31, 2022 and 2021, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Net change in unrealized gain (loss) on investments	$(23,285)	42
Net change in translation of assets and liabilities in foreign currencies	(172)	(11)
Net change in unrealized gain (loss)	$(23,457)	$31

For the Three Months Ended March 31, 2022 and 2021

For the three months ended March 31, 2022, the net unrealized loss was primarily driven by an decrease in the fair value of our debt investments as compared to December 31, 2021. The primary drivers of our portfolio’s unrealized losses were current market conditions as compared to December 31, 2021, as well as certain under performing investments.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended March 31, 2022 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	$2.1
Shearer's Foods, LLC	(1.5)
Asurion, LLC	(1.4)
Lignetics Investment Corp.	(1.0)
Phoenix Newco, Inc. (dba Parexel)	(0.9)
Alera Group, Inc.	(0.8)
Help/Systems Holdings, Inc.	(0.6)
Cornerstone OnDemand, Inc.	(0.6)
WMC Bidco, Inc. (dba West Monroe)	(0.5)
Hyland Software, Inc.	(0.5)
Remaining portfolio companies	(17.6)
Total	$(23.3)

Total unrealized gain (loss) on investments during the three months ended March 31, 2021 was $42 thousand, and comparison of the ten largest contributors is not meaningful.

Net Realized Gains (Losses) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies during the three months ended March 31, 2022 and 2021 were comprised of the following:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Net realized gain (loss) on investments	$250	$7
Net realized gain (loss) on foreign currency transactions	187	12
Net realized gain (loss)	$437	$19

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

As of March 31, 2022 and December 31, 2021, our asset coverage ratio was 194% and 200%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of March 31, 2022, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2022 we had $1.6 billion available under our credit facilities.

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

As of March 31, 2022, we had $89.6 million in cash. During the three months ended March 31, 2022, we used $2,106.5 million in cash for operating activities, primarily as a result of funding portfolio investments of $2,501.6 million, partially offset by sales and repayments of portfolio investments of $46.1 million, and other operating activity of $349.0 million. Lastly, cash provided by financing activities was $2,174.6 million during the period, which was the result of proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $1,004.7 million, and proceeds from the issuance of shares of $1,215.8 million, partially offset by $22.6 million of distributions paid and share repurchases of $23.3 million.

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

The following tables summarize transactions with respect to shares of our common stock during the three months ended March 31, 2022:

	For The Three Months Ended March 31, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	48,271,855	$453,018	12,403,855	$115,734	65,711,868	$612,240	126,387,578	$1,180,992
Shares/gross proceeds from the private placements	-	-	-	-	4,176,265	38,756	4,176,265	38,756
Reinvestment of distributions	390,070	3,630	157,073	1,461	631,685	5,885	1,178,828	10,976
Repurchased shares	(649,420)	(6,001)	(32,853)	(304)	(1,833,520)	(16,978)	(2,515,793)	(23,283)
Total shares/gross proceeds	48,012,505	450,647	12,528,075	116,891	68,686,298	639,903	129,226,878	1,207,441
Sales load	-	(3,650)	-	(332)	-	-	-	(3,982)
Total shares/net proceeds	48,012,505	$446,997	12,528,075	$116,559	68,686,298	$639,903	129,226,878	$1,203,459

	For The Three Months Ended March 31, 2021
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	-	$-	323,542	$2,996	2,470,920	$22,880	2,794,462	$25,876
Shares/gross proceeds from the private placements	-	-	-	-	-	-	-	-
Reinvestment of distributions	-	-	-	-	-	-	-	-
Repurchased shares	-	-	-	-	-	-	-	-
Total shares/gross proceeds	-	-	323,542	2,996	2,470,920	22,880	2,794,462	25,876
Sales load	-	-	-	-	-	-	-	-
Total shares/net proceeds	-	$-	323,542	$2,996	2,470,920	$22,880	2,794,462	$25,876

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

The changes to our offering price per share since the commencement of our initial continuous public offering and associated effective dates of such changes were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.32	$9.58
April 1, 2021	$9.26	$0.32	$9.58
May 1, 2021	$9.26	$0.32	$9.58
June 1, 2021	$9.28	$0.32	$9.60
July 1, 2021	$9.30	$0.33	$9.63
August 1, 2021	$9.30	$0.33	$9.63
September 1, 2021	$9.30	$0.33	$9.63
October 1, 2021	$9.31	$0.33	$9.64
November 1, 2021	$9.32	$0.33	$9.65
December 1, 2021	$9.31	$0.33	$9.64
January 1, 2022	$9.33	$0.33	$9.66
February 1, 2022	$9.33	$0.33	$9.66
March 1, 2022	$9.27	$0.32	$9.59

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.14	$9.40
April 1, 2021	$9.26	$0.14	$9.40
May 1, 2021	$9.25	$0.14	$9.39
June 1, 2021	$9.27	$0.14	$9.41
July 1, 2021	$9.29	$0.14	$9.43
August 1, 2021	$9.29	$0.14	$9.43
September 1, 2021	$9.29	$0.14	$9.43
October 1, 2021	$9.31	$0.14	$9.45
November 1, 2021	$9.32	$0.14	$9.46
December 1, 2021	$9.31	$0.14	$9.45
January 1, 2022	$9.34	$0.14	$9.48
February 1, 2022	$9.33	$0.14	$9.47
March 1, 2022	$9.27	$0.14	$9.41

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
Initial offering price	$10.00	$—	$10.00
March 1, 2021	$9.26	$—	$9.26
April 1, 2021	$9.26	$—	$9.26
May 1, 2021	$9.26	$—	$9.26
June 1, 2021	$9.28	$—	$9.28
July 1, 2021	$9.30	$—	$9.30
August 1, 2021	$9.30	$—	$9.30
September 1, 2021	$9.30	$—	$9.30
October 1, 2021	$9.32	$—	$9.32
November 1, 2021	$9.32	$—	$9.32
December 1, 2021	$9.31	$—	$9.31
January 1, 2022	$9.34	$—	$9.34
February 1, 2022	$9.34	$—	$9.34
March 1, 2022	$9.28	$—	$9.28

Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the three months ended March 31, 2022:

	Class S common stock distributions		Class D common stock distributions		Class I common stock distributions
($ in thousands)	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount
2022
January 31, 2022	$0.06	$3,798	$0.06	$1,094	$0.06	$6,348
February 28, 2022	0.06	4,593	0.06	1,367	0.06	7,312
March 31, 2022	0.06	5,334	0.06	1,673	0.06	8,860
Total	$0.18	$13,725	$0.18	$4,134	$0.18	$22,520

________________

(1)
Distributions per share are gross of shareholder servicing fees.

The following table presents cash distributions per share that were declared during the three months ended March 31, 2021:

	Class S common stock distributions		Class D common stock distributions		Class I common stock distributions
($ in thousands)	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount
2021
March 31, 2021	$—	$—	$0.05	$16	$0.05	$194
Total	$—	$—	$0.05	$16	$0.05	$194

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

We have adopted a distribution reinvestment plan pursuant to which shareholders (except for residents of Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina Oklahoma, Oregon, Vermont and Washington and clients of participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of our same class of common stock to which the distribution relates unless they elect to receive their distributions in cash. We expect to use newly issued shares to implement the distribution reinvestment plan.

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

Through March 31, 2022, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the three months ended March 31, 2022:

	For The Three Months Ended March 31, 2022
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.18	$40,379	100.0%
Total	$0.18	$40,379	100.0%

________________

(1)
Distributions per share are gross of shareholder servicing fees.
(2)
Data in this table is presented on a consolidated basis. Refer to "ITEM 1. — Notes to Consolidated Financial Statements — Note 11. Financial Highlights" for amounts by share class.

	For The Three Months Ended March 31, 2021
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Distributions in excess of net investment income	$0.05	$191	91.0%
Net realized gains on investments(1)	—	19	9.0
Total	$0.05	$210	100.0%

________________

(1)
The per share amount rounds to less than $0.01 per share.

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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
August 25, 2021	D	September 30, 2021	$55	$9.31	5,933
August 25, 2021	I	September 30, 2021	$291	$9.32	31,255
November 26, 2021	S	December 30, 2021	$150	$9.33	16,129
November 26, 2021	D	December 30, 2021	$51	$9.34	5,394
November 26, 2021	I	December 30, 2021	$1,213	$9.34	129,828
February 25, 2022	S	March 31, 2022	$6,001	$9.24	649,420
February 25, 2022	D	March 31, 2022	$304	$9.25	32,853
February 25, 2022	I	March 31, 2022	$16,978	$9.26	1,833,520

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Promissory Note	$250,000	$-	$250,000	$-
Revolving Credit Facility(3)	1,175,000	177,000	998,000	169,700
SPV Asset Facility I	550,000	301,282	9,598	297,720
SPV Asset Facility II	1,000,000	506,000	207,110	499,000
SPV Asset Facility III	750,000	15,000	83,179	9,019
SPV Asset Facility IV	500,000	230,000	11,724	225,601
March 2025 Notes	500,000	500,000	-	493,907
September 2026 Notes	350,000	350,000	-	344,007
February 2027 Notes	500,000	500,000	-	493,817
Total Debt	$5,575,000	$2,579,282	$1,559,611	$2,532,771

________________

(1)
The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)
The carrying values of the Company's Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, March 2025 Notes, September 2026 Notes and February 2027 Notes are presented net of unamortized debt issuance costs of $7.3 million, $3.6 million, $7.0 million, $6.0 million, $4.4 million, $6.1 million, $6.0 million and $6.2 million, respectively.
(3)
Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.

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
(2)
The carrying values of the Company's Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, and September 2026 Notes are presented net of unamortized debt issuance costs of $6.0 million, $3.3 million, $7.4 million, and $6.0 million, respectively.

For the three months ended March 31, 2022, the components of interest expense were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Interest expense	$13,963	$71
Amortization of debt issuance costs	1,408	—
Total Interest Expense	$15,371	$71
Average interest rate	3.4%	4.3%
Average daily borrowings	$1,647,161	$6,711

Senior Securities

Information about our senior securities is shown in the following table as of March 31, 2022 and the fiscal years ended December 31, 2021 and 2020.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Promissory Note
March 31, 2022 (unaudited)	$-	$-	—	N/A
December 31, 2021	$-	$-	—	N/A
December 31, 2020	$10.0	$2,226.8	—	N/A
SPV Asset Facility I
March 31, 2022 (unaudited)	$301.3	$1,943.6	—	N/A
December 31, 2021	$301.3	$1,998.5	—	N/A
December 31, 2020	$-	$-	—	N/A
SPV Asset Facility II
March 31, 2022 (unaudited)	$506.0	$1,943.6	—	N/A
December 31, 2021	$446.0	$1,998.5	—	N/A
December 31, 2020	$-	$-	—	N/A
SPV Asset Facility III
March 31, 2022 (unaudited)	$15.0	$1,943.6	—	N/A
December 31, 2021	$-	$-	—	N/A
December 31, 2020	$-	$-	—	N/A
SPV Asset Facility IV
March 31, 2022 (unaudited)	$230.0	$1,943.6	—	N/A
December 31, 2021	$-	$-	—	N/A
December 31, 2020	$-	$-	—	N/A
Revolving Credit Facility
March 31, 2022 (unaudited)	$177.0	$1,943.6	—	N/A
December 31, 2021	$451.2	$1,998.5	—	N/A
December 31, 2020	$-	$-	—	N/A
September 2026 Notes
March 31, 2022 (unaudited)	$350.0	$1,943.6	—	N/A
December 31, 2021	$350.0	$1,998.5	—	N/A
December 31, 2020	$-	$-	—	N/A
February 2027 Notes
March 31, 2022 (unaudited)	$500.0	$1,943.6	—	N/A
December 31, 2021	$-	$-	—	N/A
December 31, 2020	$-	$-	—	N/A
March 2025 Notes
March 31, 2022 (unaudited)	$500.0	$1,943.6	—	N/A
December 31, 2021	$-	$-	—	N/A
December 31, 2020	$-	$-	—	N/A

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

On February 28, 2022, we entered into a second amendment to the revolver to, among other things, (i) increase the aggregate commitments under the Facility to $1.175 billion, (ii) increase the accordion feature, which allows the Company, under certain circumstances, to increase the size of the Facility, to a maximum of $1.3 billion, (iii) change the rate under the Facility for borrowings denominated in U.S. Dollar from a LIBOR-based rate to SOFR (Secured Overnight Financing Rate) subject to certain adjustments specified in the Facility. The other material terms of the Facility were unchanged.

The Revolver is guaranteed by OR Lending IC LLC, our subsidiary, and will be guaranteed by certain domestic subsidiaries of ours that are formed or acquired by us in the future (collectively, the “Guarantors”). Proceeds of the Revolver may be used for general corporate purposes, including the funding of portfolio investments.

The maximum principal amount of the Revolver is $1.175 billion, subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolver may be increased to $1.3 billion through the exercise by the Borrower of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolver is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions, and includes a $50,000,000 limit for swingline loans.

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

SPV Asset Facilities

Certain of our wholly owned subsidiaries are parties to credit facilities (the “SPV Asset Facilities”). Pursuant to the SPV Asset Facilities, we sell and contribute certain investments to these wholly owned subsidiaries pursuant to sale and contribution agreements by and between us and the wholly owned subsidiaries. No gain or loss is recognized as a result of these contributions. Proceeds from the SPV Asset Facilities are used to finance the origination and acquisition of eligible assets by the wholly owned subsidiary, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired to the wholly owned subsidiary through our ownership of the wholly owned subsidiary. The SPV Asset Facilities are secured by a perfected first priority security interest in the assets of these wholly owned subsidiaries and on any payments received by such wholly owned subsidiaries in respect of those assets. Assets pledged to lenders under the SPV Asset Facilities will not be available to pay our debts. The SPV Asset Facilities contain customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions).

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

On December 20, 2021, the parties to the SPV Asset Facility II amended certain terms of the facility, including changes related to the elevation of Assigned Participation Interests.

On February 18, 2022, the parties to the SPV Asset Facility II amended certain terms of the facility, including among other changes, reallocating commitments of the lenders under SPV Asset Facility II and converting the benchmark rate of the facility from LIBOR to term SOFR.

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

Amounts drawn under the SPV Asset Facility II bear interest at Term SOFR (or, in the case of certain Lenders that are commercial paper conduits, the lower of (a) their cost of funds and (b) Term SOFR, such Term SOFR not to be lower than zero) plus a spread equal to 2.00% per annum, which spread will increase (a) on and after the end of the Revolving Period by 0.15% per annum if no event of default has occurred and (b) by 2.00% per annum upon the occurrence of an event of default (such spread, the “Applicable Margin”). Term SOFR may be replaced as a base rate under certain circumstances. During the Revolving Period, Core Income Funding II will pay an undrawn fee ranging from 0.00% to 0.25% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility. During the Revolving Period, if the undrawn commitments are in excess of a certain portion (initially 12.5% and increasing in stages to 25%, 50% and 75%) of the total commitments under the SPV Asset Facility II, Core Income Funding II will also pay a make-whole fee equal to the Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess. Core Income Funding II will also pay Deutsche Bank AG, New York Branch, certain fees (and reimburse certain expenses) in connection with its role as facility agent. The SPV Asset Facility II contains customary covenants, including certain financial maintenance covenants, limitations on the activities of Core Income Funding II, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of Core Income Funding II and on any payments received by Core Income Funding II in respect of those assets. Assets pledged to the Lenders will not be available to pay our debts.

Borrowings of Core Income Funding II are considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

SPV Asset Facility III

On March 24, 2022 (the “SPV Asset Facility III Closing Date”), Core Income Funding III LLC (“ORCIC III Financing”), a Delaware limited liability company and our newly formed subsidiary entered into a Credit Agreement (the “SPV Asset Facility III”), with ORCIC III Financing, as borrower, the Adviser, as servicer, the lenders from time to time parties thereto, Bank of America, N.A., as administrative agent, State Street Bank and Trust Company, as collateral agent, Alter Domus (US) LLC as collateral custodian and Bank of America, N.A., as sole lead arranger and sole book manager.

From time to time, we expect to sell and contribute certain investments to ORCIC III Financing pursuant to a Sale and Contribution Agreement, dated as of the Closing Date, by and between the Company and ORCIC III Financing. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility III will be used to finance the origination and acquisition of eligible assets by ORCIC III Financing, including the purchase of such assets from the Company. We retain a residual interest in assets contributed to or acquired by ORCIC III Financing through the Company’s ownership of ORCIC III Financing. The maximum principal amount of the SPV Asset Facility III is $750 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of ORCIC III Financing’s assets from time to time, and satisfaction of certain conditions, including certain portfolio criteria.

The SPV Asset Facility III provides for the ability to draw and redraw revolving loans under the SPV Asset Facility III for a period of up to three years after the Closing Date unless the commitments are terminated sooner as provided in the SPV Asset Facility III (the “SPV Asset Facility III Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility III will mature on March 24, 2027 (the “SPV Asset Facility III Stated Maturity”). To the extent the commitments are terminated or permanently reduced during the first two years following the Closing Date, ORCC III Financing may owe a prepayment penalty. Prior to the SPV Asset Facility III Stated Maturity, proceeds received by ORCIC III Financing from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility III Stated Maturity, ORCIC III Financing must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.

Amounts drawn in U.S. dollars are benchmarked to Daily SOFR, amounts drawn in British pounds are benchmarked to SONIA plus an adjustment of 0.11930%, amounts drawn in Canadian dollars are benchmarked to CDOR, and amounts drawn in Euros are benchmarked to EURIBOR, and in each case plus a spread equal to the Applicable Margin. The “Applicable Margin” ranges from 1.60% to 2.10% depending on the composition of the collateral. The SPV Asset Facility III also allows for amounts drawn in U.S. dollars to bear interest at an alternate base rate without a spread.

From the SPV Asset Facility III Closing Date to the SPV Asset Facility III Commitment Termination Date, there is a commitment fee, calculated on a daily basis, ranging from 0.25% to 1.25% on the undrawn amount under the SPV Asset Facility III. The SPV Asset Facility III contains customary covenants, including certain limitations on the activities of ORCIC III Financing, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility III is secured by a perfected first priority security interest in the assets of ORCIC III Financing and on any payments received by ORCIC III Financing in respect of those assets. Assets pledged to the lenders under the SPV Asset Facility III will not be available to pay our debts.

Borrowings of ORCIC III Financing are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

SPV Asset Facility IV

On March 16, 2022 (the “SPV Facility IV Closing Date”), Core Income Funding IV LLC (“Core Income Funding IV”), a Delaware limited liability company and our newly formed subsidiary entered into a Credit Agreement (the “SPV Asset Facility IV”), with Core Income Funding IV, as Borrower, the lenders from time to time parties thereto (the “Lenders”), Sumitomo Mitsui Banking Corporation, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and Alter Domus (US) LLC as Document Custodian.

From time to time, we expect to sell and contribute certain investments to Core Income Funding IV pursuant to a Sale and Contribution Agreement, dated as of the Closing Date, by and between us and Core Income Funding IV. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Facility IV will be used to finance the origination and acquisition of eligible assets by Core Income Funding IV, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Core Income Funding IV through its ownership of Core Income Funding IV. The maximum principal amount of the SPV Facility IV is $500 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of Core Income Funding IV’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

The SPV Facility IV provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Facility IV for a period of up to three years after the Closing Date unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Facility IV (the “Commitment Termination Date”). Unless otherwise terminated, the SPV Facility IV will mature on March 16, 2033 (the “Stated Maturity”). Prior to the Stated Maturity, proceeds received by Core Income Funding IV from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the Stated Maturity, Core Income Funding IV must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.

Amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.15%) plus an applicable margin that ranges from 1.70% to 2.30% depending on a ratio of broadly syndicated loans to middle market loans in the collateral. From the Closing Date to the Commitment Termination Date, there is a commitment fee that steps up during the year after the Closing Date from 0.00% to 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Facility IV. The SPV Facility IV contains customary covenants, including certain financial maintenance covenants, limitations on the activities of Core Income Funding IV, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Facility IV is secured by a perfected first priority security interest in the assets of Core Income Funding IV and on any payments received by Core Income Funding IV in respect of those assets. Assets pledged to the Lenders will not be available to pay the debts of ours.

Borrowings of Core Income Funding IV are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

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

The September 2026 Notes were issued pursuant to an Indenture dated as of September 23, 2021 (the “Base Indenture”), between us and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of September 23, 2021 (the “First Supplemental Indenture” and together with the Base Indenture, the “September 2026 Indenture”), between us and the Trustee. The September 2026 Notes will mature on September 23, 2026 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the September 2026 Indenture. The September 2026 Notes initially bear interest at a rate of 3.125% per year payable semi-annually on March 23 and September 23 of each year, commencing on March 23, 2022. Concurrent with the issuance of the September 2026 Notes, we entered into a Registration Rights (the "September 2026 Registration Rights Agreement") Agreement for the benefit of the purchasers of the September 2026 Notes. Pursuant to the September 2026 Registration Rights Agreement, we are obligated to file a registration statement with the SEC with respect to an offer to exchange the September 2026 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the September 2026 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use our commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the September 2026 Notes. If we fail to satisfy our registration obligations under the September 2026 Registration Rights Agreement, we will be required to pay additional interest to the holders of the September 2026 Notes. The September 2026 Notes are our direct, general unsecured obligations and rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the September 2026 Notes. The September 2026 Notes rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior. The September 2026 Notes rank effectively subordinated, or junior, to any of the our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The September 2026 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

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

February 2027 Notes

On February 8, 2022, we issued $500 million aggregate principal amount of 4.70% notes due 2027 (the “February 2027 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The February 2027 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

The February 2027 Notes were issued pursuant to the Base Indenture and a Second Supplemental Indenture, dated as of February 8, 2022 (the “Second Supplemental Indenture” and together with the Base Indenture, the “February 2027 Indenture”), between us and the Trustee. The February 2027 Notes will mature on February 8, 2027 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the February 2027 Indenture. The February 2027 Notes initially bear interest at a rate of 4.70% per year payable semi-annually on February 8 and August 8 of each year, commencing on August 8, 2022. Concurrent with the issuance of the February 2027 Notes we entered into a Registration Rights Agreement (the “February 2027 Registration Rights Agreement”) for the benefit of the purchasers of the February 2027 Notes. Pursuant to the February 2027 Registration Rights Agreement we are obligated to file a registration statement with the SEC with respect to an offer to exchange the February 2027 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the February 2027 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the February 2027 Notes. If we fail to satisfy its registration obligations under the February 2027 Registration Rights Agreement, we will be required to pay additional interest to the holders of the February 2027 Notes.

The February 2027 Notes are our direct, general unsecured obligations and will rank senior in right of payment to all of its future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the February 2027 Notes. The February 2027 Notes rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior to the 2027 Notes. The February 2027 Notes rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The February 2027 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

The February 2027 Indenture contains certain covenants, including covenants requiring us to (i) comply with asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the February 2027 Notes and the Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Indenture. In addition, if a change of control repurchase event, as defined in the February 2027 Indenture, occurs prior to maturity, holders of the February 2027 Notes will have the right, at their option, to require us to repurchase for cash some or all of the February 2027 Notes at a repurchase price equal to 100% of the aggregate principal amount of the Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

March 2025 Notes

On March 29, 2022, we issued $500 million aggregate principal amount of its 5.500% notes due 2025 (the “March 2025 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale by the Initial Purchasers to persons they reasonably believe to be qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The March 2025 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

The March 2025 Notes were issued pursuant to the Base Indenture and a Third Supplemental Indenture, dated as of March 29, 2022 (the “Third Supplemental Indenture” and together with the Base Indenture, the “March 2025 Indenture”), between us and the Trustee. The March 2025 Notes will mature on March 21, 2025 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the March 2025 Indenture. The March 2025 Notes bear interest at a rate of 5.500% per year payable semi-annually on March 21 and September 21 of each year, commencing on September 21, 2022. Concurrent with the issuance of the March 2025 Notes, the Company In connection with the offering, the Company entered into a Registration Rights Agreement, dated as of March 29, 2022 (the “March 2025 Registration Rights Agreement”), for the benefit of the purchasers of the March 2025 Notes. Pursuant to the March 2025 Registration Rights Agreement, we are obligated to file with the SEC a registration statement with respect to an offer to exchange the March 2025 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the March 2025 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the March 2025 Notes. If we fail to satisfy its registration obligations under the March 2025 Registration Rights Agreement, we will be required to pay additional interest to the holders of the March 2025 Notes.

The March 2025 Notes are our direct, general unsecured obligations and rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the March 2025 Notes. The March 2025 Notes rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior to the March 2025 Notes. The March 2025 Notes rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The March 2025 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

The March 2025 Indenture contains certain covenants, including covenants requiring us to (i) comply with Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a) of the 1940 Act, for the period of time during which the March 2025 Notes are outstanding, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the March 2025 Notes and the Trustee if the we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the March 2025 Indenture. In addition, if a change of control repurchase event, as defined in the March 2025 Indenture, occurs prior to maturity, holders of the March 2025 Notes will have the right, at their option, to require us to repurchase for cash some or all of the March 2025 Notes at a repurchase price equal to 100% of the aggregate principal amount of the March 2025 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of March 31, 2022 and December 31, 2021, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2022	December 31, 2021
($ in thousands)
ACR Group Borrower, LLC	First lien senior secured revolving loan	$750	$875
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	2,328	-
Alera Group, Inc.	First lien senior secured delayed draw term loan	790	47,273
Alera Group, Inc.	First lien senior secured delayed draw term loan	46,484	-
Apex Group Treasury, LLC	First lien senior secured delayed draw term loan A	6,618	6,618
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured delayed draw term loan B	4,255	4,255

Portfolio Company	Investment	March 31, 2022	December 31, 2021
Associations, Inc.	First lien senior secured revolving loan	4,829	4,829
Athenahealth Group Inc.	First lien senior secured delayed draw term loan C	6,522	-
AxiomSL Group, Inc.	First lien senior secured revolving loan	2,591	2,591
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	2,145	2,145
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	8,803	8,803
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	3,873	4,401
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	4,372	4,372
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,593	1,593
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	47	47
BW Holding, Inc.	First lien senior secured delayed draw term loan	3,787	4,184
Brightway Holdings, LLC	First lien senior secured revolving loan	2,105	2,105
CFS Brands, LLC	First lien senior secured delayed draw term loan	11,344	-
Canadian Hospital Specialties Limited	First lien senior secured delayed draw term loan	827	939
Canadian Hospital Specialties Limited	First lien senior secured revolving loan	475	388
CivicPlus, LLC	First lien senior secured delayed draw term loan	4,400	4,400
CivicPlus, LLC	First lien senior secured revolving loan	880	880
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	3,750	-
Community Brands ParentCo, LLC	First lien senior secured revolving loan	1,875	-
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3,478	-
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	88	88
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	27,597	20,519
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	7,306	7,407
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	9,553	9,553
Dodge Data & Analytics LLC	First lien senior secured revolving loan	-	125
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	1,955	1,955
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	10,605	10,605
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	676	676
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)	First lien senior secured delayed draw term loan	55,000	-

Portfolio Company	Investment	March 31, 2022	December 31, 2021
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)	First lien senior secured delayed draw term loan	55,000	-
Natural Partners, LLC	First lien senior secured revolving loan	5,063	-
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	19,678	19,678
Fortis Solutions Group, LLC	First lien senior secured revolving loan	6,747	6,747
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	791	791
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,182	3,182
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	10,317	10,317
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	4,952	5,159
Global Music Rights, LLC	First lien senior secured delayed draw term loan E	7,500	7,500
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	870	870
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	881	881
Granicus, Inc.	First lien senior secured revolving loan	161	161
Granicus, Inc.	First lien senior secured delayed draw term loan	136	136
Guidehouse Inc.	First lien senior secured revolving loan	-	7,018
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	85	96
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	11,964	20,239
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	—	14,861
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	-	29
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	20,324	-
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	68	80
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	2,890	1,806
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	5,081	5,081
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	8,469	8,469
Intelerad Medical Systems Incorporated	First lien senior secured revolving loan	401	401
KBP Brands, LLC	First lien senior secured delayed draw term loan	3,836	-
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	9,559	9,559
Lignetics Investment Corp.	First lien senior secured revolving loan	8,221	9,559
CSC Mkg Topco LLC.	First lien senior secured revolving loan	12,921	-

Portfolio Company	Investment	March 31, 2022	December 31, 2021
Medline Borrower, LP	First lien senior secured revolving loan	2,020	2,020
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,765	1,765
Ministry Brands Holdings, LLC.	First lien senior secured delayed draw term loan	15,819	15,819
Ministry Brands Holdings, LLC.	First lien senior secured revolving loan	4,746	4,746
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	1,375	1,375
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	2,264	2,264
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,429	3,571
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	7,993	7,140
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3,302	-
OAC Holdings I Corp. (dba Omega Holdings)	First lien senior secured revolving loan	1,286	-
Pediatric Associates Holding Company, LLC	First lien senior secured delayed draw term loan	2,237	-
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	31,034	31,034
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	4,655	4,655
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	—	3,627
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	42,614	-
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	2,570	2,570
Pluralsight, LLC	First lien senior secured revolving loan	392	392
Pro Mach Group, Inc.	First lien senior secured delayed draw term loan	2,891	-
QAD Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	327	455
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	-	2,789
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	10,000	-
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,506	1,673
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	—	11
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	-	10,667
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	—	92
Relativity ODA LLC	First lien senior secured revolving loan	435	435

Portfolio Company	Investment	March 31, 2022	December 31, 2021
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	750	950
The Shade Store, LLC	First lien senior secured revolving loan	3,409	6,818
Smarsh Inc.	First lien senior secured delayed draw term loan	20,762	-
Smarsh Inc.	First lien senior secured revolving loan	5,190	-
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	991	1,052
Southern Air & Heat Holdings, LLC	First lien senior secured revolving loan	203	282
Sovos Compliance, LLC	First lien senior secured delayed draw term loan	2,945	1,104
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	5,021	-
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	13,947	-
Tahoe Finco, LLC	First lien senior secured revolving loan	6,279	6,279
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	592	714
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	2,041	2,041
Troon Golf, L.L.C.	First lien senior secured revolving loan	5,856	7,207
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,078	1,078
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	142	142
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	5,336	-
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	3,193	3,073
Total Unfunded Portfolio Company Commitments		$671,915	$422,808

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

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of us in the amount of $2.7 million for the period from April 22, 2020 (Inception) to March 31, 2022, of which $2.7 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

The Adviser has incurred organization and offering costs on behalf of us in the amount of $2.7 million for the period from April 22, 2020 (Inception) to December 31, 2021, of which $2.7 million has been charged to us pursuant to the Investment Advisory Agreement. See Note 3. Agreements and Related Party Transactions – Investment Advisory Agreement.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2022, management was not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities and notes as of March 31, 2022, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Promissory Note	$—	$—	$—	$—	$—
Revolving Credit Facility	177,000	—	—	177,000	—
SPV Asset Facility I	301,282	—	—	—	301,282
SPV Asset Facility II	506,000	—	—	506,000	—
SPV Asset Facility III	15,000	—	—	15,000
SPV Asset Facility IV	230,000	—	—	—	230,000
September 2026 Notes	350,000	—	—	350,000	—
February 2027 Notes	500,000	—	—	500,000	—
March 2025 Notes	500,000	—	500,000	—	—
Total Contractual Obligations	$2,579,282	$—	$500,000	$1,548,000	$531,282

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

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as disclosed in our Form 10-K for the fiscal year ended December 31, 2021 and described in “ITEM 1A. – RISK FACTORS.”

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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. PIK dividends represent accrued dividends that are added to the shares held of the equity investment on the respective interest payment dates rather than being paid in cash and generally becomes due at a certain trigger date. For the three months ended March 31, 2022, PIK interest earned was $5.0 million, representing approximately 7.1% and of investment income. For the three months ended March 31, 2021, PIK interest earned was $11 thousand, representing 3.3% of total investment income. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

Distributions

We have elected to be treated for U.S. federal income tax purposes, and intend to continue to qualify annually as a RIC under Subchapter M of the Code. To obtain and maintain our tax treatment as a RIC, we must distribute (or be deemed to distribute) in each taxable year distributions for tax purposes equal to at least 90 percent of the sum of our:

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

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2021. The 2020 tax year remains subject to examination by U.S federal, state and local tax authorities.

Recent Developments

Dividend

Subsequent to March 31, 2022, our Board declared regular monthly distributions for July 2022 through September 2022. The regular monthly cash distributions, each in the gross amount of $0.05787500 per share, are payable on August 31, 2022, September 30, 2022, and October 31, 2022 to shareholders of record on July 31, 2022, August 31, 2022, and September 30, 2022, respectively.

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

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We intend to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income as indicated per the table below.

Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors drive our performance more directly than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

As of March 31, 2022, 98.6% of our debt investments based on fair value were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.72% and the majority of our debt investments have a floor of 1.0%.

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month LIBOR and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$159.0	$36.9	$122.1
Up 200 basis points	$105.8	$24.6	$81.2
Up 100 basis points	$52.6	$12.3	$40.3
Up 50 basis points	$26.0	$6.1	$19.9
Down 50 basis points	$(11.6)	$(6.1)	$(5.5)
Down 100 basis points	$(13.1)	$(11.8)	$(1.3)

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as amended, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2022 quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.

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

In addition, the rising conflict between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. The ongoing conflict and the rapidly evolving measures in response could be expected to have a negative impact on the economy and business activity globally and could have a material adverse effect on our portfolio companies and our business, financial condition, cash flows and results of operations. The severity and duration of the conflict and its impact on global economic and market conditions are impossible to predict. In addition, sanctions could also result in Russia taking counter measures or retaliatory actions which could adversely impact our business or the business of our portfolio companies, including, but not limited to, cyberattacks targeting private companies, individuals or other infrastructure upon which our business and the business of our portfolio companies rely.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC. In order to satisfy the reinvestment portion of our dividends for the three months ended March 31, 2022, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Date of Issuance	Record Date	Number of Shares	Purchase Price	Share Class
April 28, 2021	March 31, 2021	1,571	$9.26	Class D
April 28, 2021	March 31, 2021	1,317	$9.26	Class I
May 27, 2021	April 30, 2021	2,460	$9.26	Class S
May 27, 2021	April 30, 2021	3,859	$9.25	Class D
May 27, 2021	April 30, 2021	9,976	$9.26	Class I
June 24, 2021	May 31, 2021	5,083	$9.28	Class S
June 24, 2021	May 31, 2021	6,914	$9.27	Class D
June 24, 2021	May 31, 2021	14,539	$9.28	Class I
July 27, 2021	June 30, 2021	6,611	$9.30	Class S
July 27, 2021	June 30, 2021	10,573	$9.29	Class D
July 27, 2021	June 30, 2021	25,361	$9.30	Class I
August 23, 2021	July 31, 2021	15,540	$9.30	Class S
August 23, 2021	July 31, 2021	13,508	$9.29	Class D
August 23, 2021	July 31, 2021	36,447	$9.30	Class I
September 27, 2021	August 31, 2021	22,088	$9.30	Class S
September 27, 2021	August 31, 2021	15,242	$9.29	Class D
September 27, 2021	August 31, 2021	50,380	$9.30	Class I
October 25, 2021	September 30, 2021	30,966	$9.31	Class S
October 25, 2021	September 30, 2021	18,604	$9.31	Class D
October 25, 2021	September 30, 2021	66,349	$9.32	Class I
November 22, 2021	October 31, 2021	47,757	$9.32	Class S
November 22, 2021	October 31, 2021	31,489	$9.32	Class D
November 22, 2021	October 31, 2021	92,332	$9.32	Class I
December 22, 2021	November 30, 2021	71,145	$9.31	Class S
December 22, 2021	November 30, 2021	35,344	$9.31	Class D
December 22, 2021	November 30, 2021	121,950	$9.31	Class I
January 27, 2022	December 31, 2021	101,113	$9.33	Class S
January 27, 2022	December 31, 2021	39,372	$9.34	Class D
January 27, 2022	December 31, 2021	158,463	$9.34	Class I
February 23,2022	January 31,2022	129,805	$9.33	Class S
February 23,2022	January 31,2022	44,790	$9.33	Class D
February 23,2022	January 31,2022	217,387	$9.34	Class I
March 24, 2022	February 28,2022	159,152	$9.27	Class S
March 24, 2022	February 28,2022	72,910	$9.27	Class D
March 24, 2022	February 28,2022	251,493	$9.28	Class I

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Executive Officers

On May 3, 2022, the Board, appointed Jennifer McMillon to serve as the Company's Co-Chief Accounting Officer, Co-Treasurer and Co-Controller.

Ms. McMillon is a Managing Director of Blue Owl and also serves as the Co-Chief Accounting officer of the Company, ORCC II, ORCC III and ORTIC and as the Co-Treasurer and Co-Controller of each of the Owl Rock BDCs. Before joining Blue Owl, Ms. McMillon led the accounting department of Tiptree Inc. (TIPT), a national capital holding company, as the Vice President of Technical Accounting and External Reporting from 2017-2022. She was responsible for financial reporting, valuation/purchase accounting, and numerous internal control functions. From 2013-2017, Ms. McMillon served as the Regional Accounting & Reporting Director, Americas of Koch Industries/Georgia Pacific, from 2009-2013 she served as an Accounting Manager at Oaktree Capital and Centerbridge Partners, and prior to that Ms. McMillon worked in public accounting for nearly ten years, spending most of this tenure at PricewaterhouseCoopers. Ms. McMillon earned her B.S. in Accounting from Florida State University and is a licensed Certified Public Accountant in New York.

Item 6. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibits

3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on February 23, 2021).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed on February 23, 2021).

4.1

Second Supplemental Indenture, dated as of February 8, 2022, relating to the 4.70% notes due 2027, by and between Owl Rock Core Income Corp. and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on February 8, 202s).

4.2

Registration Rights Agreement, dated as of February 8, 2022, by and among J.P. Morgan Securities LLC, Deutsche Bank Securities Inc. and RBC Capital Markets, LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, filed on February 8, 2022).

4.3

Third Supplemental Indenture, dated as of March 29, 2022, relating to the 5.500% notes due 2025, by and between Owl Rock Core Income Corp. and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on March 29, 2022).

4.4

Registration Rights Agreement, dated as of March 29, 2022, by and among SMBC Nikko Securities America, Inc., BofA Securities, Inc. and MUFG Securities Americas Inc., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, filed on March 29, 2022).

10.1

Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of February 18, 2022, among Core Income Financing II LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, Owl Rock Core Income Corp. as equityholder and as services provider and Deutsche Bank AG, New York Branch as an agent and as a committed lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on February 24, 2022).

10.2

Second Amendment to the Senior Secured Revolving Credit Agreement, dated as of February 28, 2022, among Owl Rock Core Income Corp. as Borrower, the Lenders and Issuing Banks party thereto, and Sumitomo Mitsui Banking Corporation as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on March 1, 2022).

10.3

Credit Agreement, dated as of March 16, 2022, among Core Income Funding IV LLC, as Borrower, the Lenders from time to time parties thereto, Sumitomo Mitsui Banking Corporation, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and Alter Domus (US) LLC as Document Custodian (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on March 21, 2022).

10.4

Sale and Contribution Agreement, dated as of March 16, 2022, between Owl Rock Core Income Corp., as Seller and Core Income Funding IV LLC, as Purchaser (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on March 21, 2022).

10.5

Credit Agreement, dated as of March 24, 2022, among Core Income Funding III LLC, as Borrower, Owl Rock Capital Advisors LLC, as Servicer, the Lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Alter Domus (US) LLC as Collateral Custodian and Bank of America, N.A., as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on March 28, 2022).

10.6

Sale and Contribution Agreement, dated as of March 24, 2022, between Owl Rock Core Income Corp., as Seller and Core Income Funding III LLC, as Purchaser (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on March 28, 2022).

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

Owl Rock Core Income Corp.

Date: May 12, 2022	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: May 12, 2022	By:	/s/ Bryan Cole
Bryan Cole
Chief Financial Officer and Chief Operating Officer