Form 10-Q
period 2022-06-30
Owl Rock Core Income Corp.
filed 2022-08-12
CIK 1812554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____to
Commission File Number: 814-01369
_____________________________
OWL ROCK CORE INCOME CORP.
(Exact Name of Registrant as Specified in its Charter)
_____________________________

Maryland	85-1187564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

399 Park Avenue, 38th Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 419-3000
_____________________________
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
i

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of August 11, 2022, the registrant had 164,401,670 shares of Class S common stock, 41,804,501 shares of Class D common stock, and 263,738,006 shares of Class I common stock, each with a par value per share of $0.01, outstanding.

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Owl Rock Core Income Corp. (the “Company,” “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•an economic downturn could disproportionately impact the companies that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;
•an economic downturn could also impact availability and pricing of our financing and our ability to access the debt and equity capital markets;
•a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•the impact of the “COVID-19” pandemic, changes in base interest rates and significant market volatility on our business, our portfolio companies (including our business prospects and the prospects of our portfolio companies including the ability to achieve our and their business objectives), our industry and the global economy including as a result of ongoing supply chain disruptions;
•interest rate volatility, including the decommissioning of LIBOR, could adversely affect our results, particularly because we use leverage as part of our investment strategy;
•currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
•our future operating results;
•the impact of interest and inflation rates on our business prospects and the prospects of our portfolio companies;
•our contractual arrangements and relationships with third parties;
•the ability of our portfolio companies to achieve their objectives;
•competition with other entities and our affiliates for investment opportunities;
•the speculative and illiquid nature of our investments;
•the use of borrowed money to finance a portion of our investments as well as any estimates regarding potential use of leverage;
•the adequacy of our financing sources and working capital;
•the loss of key personnel;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•the ability of Owl Rock Capital Advisors LLC (“the Adviser” or “our Adviser”) to locate suitable investments for us and to monitor and administer our investments;
•the ability of the Adviser to attract and retain highly talented professionals;
•our ability to maintain our tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);
•the effect of legal, tax and regulatory changes;
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Core Income Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	June 30, 2022 (Unaudited)	December 31, 2021
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $8,646,873 and $3,116,897, respectively)	$8,451,228	$3,120,372
Cash	99,894	21,459
Interest receivable	38,075	19,034
Due from Adviser	6,775	—
Receivable for investments sold	423	—
Prepaid expenses and other assets	103,930	2,883
Total Assets	$8,700,325	$3,163,748
Liabilities
Debt (net of unamortized debt issuance costs of $49,436 and $22,641, respectively)	$4,653,744	1,525,811
Distribution payable	23,265	9,005
Payable for investments purchased	75,574	27,363
Payables to affiliates	18,330	9,121
Tender offer payable	27,889	1,413
Accrued expenses and other liabilities	40,127	10,307
Total Liabilities	$4,838,929	$1,583,020
Commitments and contingencies (Note 7)
Net Assets
Class S Common shares $0.01 par value, 1,000,000,000 shares authorized; 153,925,431 and 60,700,920 shares issued and outstanding, respectively	1,539	607
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 39,130,477 and 18,552,331 shares issued and outstanding, respectively	391	186
Class I Common shares $0.01 par value, 1,000,000,000 shares authorized; 242,671,428 and 90,103,200 shares issued and outstanding, respectively	2,427	901
Additional paid-in-capital	4,036,182	1,574,366
Accumulated undistributed (overdistributed) earnings	(179,143)	4,668
Total Net Assets	$3,861,396	$1,580,728
Total Liabilities and Net Assets	$8,700,325	$3,163,748
Net Asset Value Per Class S Share	$8.84	$9.33
Net Asset Value Per Class D Share	$8.86	$9.33
Net Asset Value Per Class I Share	$8.88	$9.34

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Core Income Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$110,034	$3,497	$170,448	$3,734
PIK interest income	7,195	1	12,171	94
Dividend income	5,777	163	8,663	140
Other income	5,915	6	7,784	45
Total investment income from non-controlled, non-affiliated investments	128,921	3,667	199,066	4,013
Total Investment Income	128,921	3,667	199,066	4,013
Operating Expenses
Initial organization	—	—	—	273
Offering costs	1,179	—	2,350	—
Interest expense	36,110	1,432	51,481	1,503
Management fees	9,348	214	14,898	266
Performance based incentive fees	9,483	198	14,347	198
Professional fees	2,053	377	3,334	663
Directors' fees	267	286	549	531
Shareholder servicing fees	2,924	49	4,886	50
Other general and administrative	1,197	561	2,332	928
Total Operating Expenses	62,561	3,117	94,177	4,412
Management fees waived (Note 3)	—	—	—	(52)
Expense Support (Note 3)	(2,713)	(1,756)	(6,775)	(2,578)
Net Operating Expenses	59,848	1,361	87,402	1,782
Net Investment Income (Loss)	69,073	2,306	111,664	2,231
Excise tax	—	—	—	—
Net Investment Income (Loss) After Taxes	69,073	2,306	111,664	2,231
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(168,229)	$770	$(191,514)	$812
Translation of assets and liabilities in foreign currencies	(701)	33	(873)	22
Total Net Change in Unrealized Gain (Loss)	(168,930)	803	(192,387)	834
Net realized gain (loss):
Non-controlled, non-affiliated investments	109	—	359	7
Foreign currency transactions	22	(12)	209	—
Total Net Realized Gain (Loss)	131	(12)	568	7
Total Net Realized and Change in Unrealized Gain (Loss)	(168,799)	791	(191,819)	841
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$(99,726)	$3,097	$(80,155)	$3,072
Net Increase (Decrease) in Net Assets Resulting from Operations- Class S Common Stock	$(36,762)	$344	$(30,601)	$344
Net Increase (Decrease) in Net Assets Resulting from Operations- Class D Common Stock	$(8,956)	$424	$(6,998)	$433
Net Increase (Decrease) in Net Assets Resulting from Operations- Class I Common Stock	$(54,008)	$2,329	$(42,556)	$2,295
Earnings Per Share - Basic and Diluted of Class S Common Stock	$(0.26)	$0.19	$(0.26)	$0.37
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	139,449,179	1,855,501	116,093,069	927,751
Earnings Per Share - Basic and Diluted of Class D Common Stock	$(0.25)	$0.20	$(0.23)	$0.38
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted	36,329,375	2,146,434	30,964,275	1,130,104
Earnings Per Share - Basic and Diluted of Class I Common Stock	$(0.25)	$0.20	$(0.24)	$0.33
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	219,206,555	11,690,142	176,900,067	6,929,568
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)(30)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(5)
Advertising and media
Global Music Rights, LLC(7)	First lien senior secured loan	L + 5.50%	8/28/2028	$83,953	$82,437	$82,273	2.1%
Global Music Rights, LLC(18)(19)	First lien senior secured revolving loan	L + 5.75%	8/27/2027	—	(129)	(150)	0.0%
IRI Holdings, Inc.(6)	First lien senior secured loan	L + 4.25%	12/1/2025	4,949	4,954	4,949	0.1%
				88,902	87,262	87,072	2.2%
Aerospace and Defense
Bleriot US Bidco Inc.(7)(23)	First lien senior secured loan	L + 4.00%	10/30/2026	10,422	10,421	10,091	0.3%
Peraton Corp.(6)(23)	First lien senior secured loan	L + 3.75%	2/1/2028	22,433	22,348	21,019	0.5%
Peraton Corp.(6)(23)	Second lien senior secured loan	L + 7.75%	2/1/2029	4,854	4,791	4,502	0.1%
				37,709	37,560	35,612	0.9%
Automotive
Holley Inc.(7)(23)	First lien senior secured loan	L + 3.75%	11/17/2028	2,154	2,141	2,028	0.1%
Mavis Tire Express Services Topco Corp.(9)(23)	First lien senior secured loan	SR + 4.00%	5/4/2028	9,904	9,861	9,136	0.2%
OAC Holdings I Corp. (dba Omega Holdings)(11)	First lien senior secured loan	SR + 5.00%	3/30/2029	9,188	9,009	8,820	0.2%
OAC Holdings I Corp. (dba Omega Holdings)(9)(18)	First lien senior secured revolving loan	SR + 5.00%	3/31/2028	2,021	1,972	1,918	0.0%
PAI Holdco, Inc.(7)	First lien senior secured loan	L + 3.50%	10/28/2027	4,975	4,856	4,726	0.1%
Power Stop, LLC(7)(22)	First lien senior secured loan	L + 4.75%	1/26/2029	29,925	29,640	29,101	0.8%
				58,167	57,479	55,729	1.4%
Buildings and real estate
Associations, Inc.(8)	First lien senior secured loan	L + 6.50% (incl. 2.50% PIK)	7/2/2027	103,356	102,259	102,321	2.6%
Associations, Inc.(18)(19)	First lien senior secured revolving loan	L + 6.50%	7/2/2027	—	(40)	(48)	0.0%
Associations, Inc.(18)(19)(20)	First lien senior secured delayed draw term loan	L + 6.50% (incl. 2.50% PIK)	6/10/2024	—	(652)	(652)	0.0%
CoreLogic Inc.(6)(23)	First lien senior secured loan	L + 3.50%	6/2/2028	42,270	41,394	35,040	0.9%
Dodge Construction Network(10)	First lien senior secured loan	SR + 4.75%	2/23/2029	22,500	22,176	21,938	0.6%
RealPage, Inc.(6)(22)(23)	First lien senior secured loan	L + 3.00%	4/24/2028	24,875	24,844	22,936	0.6%
RealPage, Inc.(6)	Second lien senior secured loan	L + 6.50%	4/23/2029	27,500	27,126	26,056	0.7%
Wrench Group LLC(7)	First lien senior secured loan	L + 4.00%	4/30/2026	20,412	20,066	20,156	0.5%
				240,913	237,173	227,747	5.9%
Business services
Access CIG, LLC(7)	Second lien senior secured loan	L + 7.75%	2/27/2026	2,385	2,378	2,343	0.1%
BrightView Landscapes, LLC(9)(22)(23)	First lien senior secured loan	SR + 3.25%	4/20/2029	20,000	19,542	19,000	0.5%
ConnectWise, LLC(7)(23)	First lien senior secured loan	L + 3.50%	9/29/2028	45,754	45,837	41,788	1.1%
Denali BuyerCo, LLC (dba Summit Companies)(8)	First lien senior secured loan	L + 6.00%	9/15/2028	132,163	130,263	129,189	3.3%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)(30)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Denali BuyerCo, LLC (dba Summit Companies)(7)	First lien senior secured loan	L + 6.00%	9/15/2028	35,382	34,601	34,586	0.9%
Denali BuyerCo, LLC (dba Summit Companies)(7)(18)(20)	First lien senior secured delayed draw term loan	L + 6.00%	9/15/2023	8,897	8,637	8,393	0.2%
Denali BuyerCo, LLC (dba Summit Companies)(7)(18)	First lien senior secured revolving loan	L + 6.00%	9/15/2027	2,657	2,545	2,433	0.1%
Diamondback Acquisition, Inc. (dba Sphera)(6)	First lien senior secured loan	L + 5.50%	9/13/2028	47,588	46,724	46,717	1.2%
Diamondback Acquisition, Inc. (dba Sphera)(18)(19)(20)	First lien senior secured delayed draw term loan	L + 5.50%	9/13/2023	—	(85)	(79)	0.0%
Entertainment Benefits Group, LLC(9)	First lien senior secured loan	SR + 4.75%	5/1/2028	75,400	74,664	74,646	1.9%
Entertainment Benefits Group, LLC(18)(19)	First lien senior secured revolving loan	SR + 4.75%	4/29/2027	—	(112)	(116)	0.0%
Fullsteam Operations, LLC(7)(18)(20)	First lien senior secured delayed draw term loan	L + 7.50% (incl. 4.50% PIK)	5/13/2024	13,770	12,590	12,598	0.3%
Hercules Borrower, LLC (dba The Vincit Group)(7)	First lien senior secured loan	L + 6.50%	12/15/2026	812	802	804	0.0%
Hercules Borrower, LLC (dba The Vincit Group)(7)	First lien senior secured loan	L + 5.50%	12/15/2026	2,204	2,185	2,143	0.1%
Hercules Borrower, LLC (dba The Vincit Group)(7)(18)(20)	First lien senior secured delayed draw term loan	L + 5.50%	9/10/2023	8,243	8,166	7,807	0.2%
Hercules Borrower, LLC (dba The Vincit Group)(7)(18)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	10	9	9	0.0%
Hercules Buyer, LLC (dba The Vincit Group)(17)(29)	Unsecured notes	0.48% PIK	12/14/2029	23	23	23	0.0%
Kaseya Inc.(10)	First lien senior secured loan	SR + 5.75%	6/25/2029	71,717	70,285	70,282	1.8%
Kaseya Inc.(18)(19)(20)	First lien senior secured delayed draw term loan	SR + 5.75%	6/24/2024	—	(43)	(43)	0.0%
Kaseya Inc.(18)(19)	First lien senior secured revolving loan	SR + 5.75%	6/25/2029	—	(87)	(87)	0.0%
KPSKY Acquisition, Inc. (dba BluSky)(6)	First lien senior secured loan	L + 5.50%	10/19/2028	75,933	74,536	73,275	1.9%
KPSKY Acquisition, Inc. (dba BluSky)(16)(18)(20)	First lien senior secured delayed draw term loan	P + 4.50%	10/19/2023	8,186	8,031	7,887	0.2%
KPSKY Acquisition, Inc. (dba BluSky)(18)(19)(20)	First lien senior secured delayed draw term loan	L + 5.50%	6/17/2024	—	(189)	(475)	0.0%
Packers Holdings, LLC(6)(23)	First lien senior secured loan	L + 3.25%	3/9/2028	40,394	40,057	36,884	1.0%
				591,518	581,359	570,007	14.8%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(6)	First lien senior secured loan	L + 4.00%	11/24/2027	12,967	12,744	12,060	0.3%
Aruba Investments Holdings, LLC (dba Angus Chemical Company)(7)	Second lien senior secured loan	L + 7.75%	11/24/2028	40,137	40,125	39,234	1.0%
Gaylord Chemical Company, L.L.C.(7)	First lien senior secured loan	L + 6.50%	3/30/2027	103,833	102,900	102,535	2.6%
Gaylord Chemical Company, L.L.C.(18)(19)	First lien senior secured revolving loan	L + 6.50%	3/30/2026	—	(33)	(50)	0.0%
Velocity HoldCo III Inc. (dba VelocityEHS)(8)	First lien senior secured loan	L + 5.75%	4/22/2027	2,335	2,291	2,335	0.1%
Velocity HoldCo III Inc. (dba VelocityEHS)(18)(19)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	—	(2)	—	0.0%
				159,272	158,025	156,114	4.0%
Consumer products
ConAir Holdings LLC(7)	Second lien senior secured loan	L + 7.50%	5/17/2029	32,500	32,027	29,575	0.8%
Foundation Consumer Brands, LLC(8)	First lien senior secured loan	L + 5.50%	2/12/2027	54,718	54,730	54,034	1.4%
Lignetics Investment Corp.(7)	First lien senior secured loan	L + 6.00%	11/1/2027	76,088	75,225	73,235	1.9%
Lignetics Investment Corp.(18)(19)(20)	First lien senior secured delayed draw term loan	L + 6.00%	11/1/2023	—	(106)	(358)	0.0%
Lignetics Investment Corp.(16)(18)	First lien senior secured revolving loan	P + 5.00%	11/2/2026	10,515	10,390	10,085	0.3%
Olaplex, Inc.(9)(24)	First lien senior secured loan	SR + 3.75%	2/23/2029	49,875	49,683	48,878	1.3%
SWK BUYER, Inc. (dba Stonewall Kitchen)(11)	First lien senior secured loan	SR + 5.25%	3/12/2029	59,974	58,841	58,174	1.5%
SWK BUYER, Inc. (dba Stonewall Kitchen)(16)(18)	First lien senior secured revolving loan	P + 4.25%	3/12/2029	3,626	3,520	3,459	0.1%
SWK BUYER, Inc. (dba Stonewall Kitchen)(18)(19)(20)	First lien senior secured delayed draw term loan	SR + 5.25%	3/11/2024	—	(133)	(279)	0.0%
				287,296	284,177	276,803	7.3%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)(30)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging)(7)	First lien senior secured loan	L + 5.75%	10/2/2028	49,955	49,499	48,956	1.3%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(6)(18)	First lien senior secured revolving loan	L + 5.75%	9/30/2027	681	636	579	0.0%
Berlin Packaging L.L.C.(7)(22)(23)	First lien senior secured loan	L + 6.75%	3/11/2028	25,685	24,978	23,844	0.6%
BW Holding, Inc.(10)	First lien senior secured loan	SR + 4.00%	12/14/2028	21,954	21,700	21,350	0.6%
Charter NEX US, Inc.(6)(22)(23)	First lien senior secured loan	L + 3.75%	12/1/2027	28,364	27,988	26,640	0.7%
Five Star Lower Holding LLC(9)	First lien senior secured loan	SR + 4.25%	5/5/2029	21,875	21,575	21,547	0.6%
Fortis Solutions Group, LLC(7)	First lien senior secured loan	L + 5.50%	10/13/2028	61,568	60,435	59,413	1.5%
Fortis Solutions Group, LLC(18)(19)(20)	First lien senior secured delayed draw term loan	L + 5.50%	10/13/2023	—	(56)	(160)	0.0%
Fortis Solutions Group, LLC(7)(18)	First lien senior secured revolving loan	L + 5.50%	10/15/2027	450	331	214	0.0%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)	First lien senior secured loan	SR + 5.75%	5/23/2028	82,550	81,740	81,725	2.1%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(18)(20)	First lien senior secured delayed draw term loan	SR + 5.75%	5/23/2024	—	—	—	0.0%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)(18)	First lien senior secured revolving loan	SR + 5.75%	5/23/2028	2,117	1,992	1,990	0.1%
Pregis Topco LLC(6)	Second lien senior secured loan	L + 6.75%	8/1/2029	30,000	30,000	29,400	0.8%
Pregis Topco LLC(6)	Second lien senior secured loan	L + 8.00%	8/1/2029	2,500	2,500	2,481	0.1%
Ring Container Technologies Group, LLC(7)(23)	First lien senior secured loan	L + 3.75%	8/12/2028	31,144	31,037	29,509	0.8%
Tricorbraun Holdings, Inc.(6)(22)(23)	First lien senior secured loan	L + 3.25%	3/3/2028	26,566	25,597	24,646	0.6%
Valcour Packaging, LLC(8)	First lien senior secured loan	L + 3.75%	10/4/2028	9,975	9,936	9,935	0.3%
				395,384	389,888	382,069	10.1%
Distribution
ABB/Con-cise Optical Group LLC(8)	First lien senior secured loan	L + 7.50%	2/23/2028	35,383	34,877	35,028	0.9%
ABB/Con-cise Optical Group LLC(16)(18)	First lien senior secured revolving loan	P + 6.50%	2/23/2028	3,215	3,162	3,178	0.1%
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(9)	First lien senior secured loan	SR + 4.63%	6/11/2026	81,795	78,944	78,932	2.0%
Dealer Tire, LLC(6)(23)	First lien senior secured loan	L + 4.25%	12/12/2025	9,031	9,001	8,621	0.2%
Dealer Tire, LLC(17)(22)(23)	Unsecured notes	8.00%	2/1/2028	56,120	54,838	48,476	1.3%
Individual Foodservice Holdings, LLC(8)	First lien senior secured loan	L + 6.25%	11/21/2025	16,183	16,044	15,981	0.4%
Individual Foodservice Holdings, LLC(8)	First lien senior secured loan	L + 6.25%	11/21/2025	18,298	18,142	18,070	0.5%
Individual Foodservice Holdings, LLC(8)(18)(20)	First lien senior secured delayed draw term loan	L + 6.25%	7/6/2023	20,116	19,853	19,742	0.5%
Individual Foodservice Holdings, LLC(8)(18)(20)	First lien senior secured delayed draw term loan	L + 6.25%	11/30/2023	3,476	3,118	3,018	0.1%
Individual Foodservice Holdings, LLC(18)(19)	First lien senior secured revolving loan	L + 6.25%	11/22/2024	—	(1)	(1)	0.0%
SRS Distribution, Inc.(7)(23)	First lien senior secured loan	L + 3.50%	6/2/2028	34,888	34,517	32,106	0.8%
White Cap Supply Holdings, LLC(9)(22)(23)	First lien senior secured loan	SR + 3.75%	10/19/2027	22,299	21,645	20,488	0.5%
				300,804	294,140	283,639	7.3%
Education
CIG Emerald Holding LLC(10)(24)	First lien senior secured loan	SR + 5.50%	6/8/2027	80,000	79,018	79,000	2.0%
Community Brands ParentCo, LLC(9)	First lien senior secured loan	SR + 5.75%	2/24/2028	31,795	31,197	30,762	0.8%
Community Brands ParentCo, LLC(18)(19)(20)	First lien senior secured delayed draw term loan	SR + 5.75%	2/24/2024	—	(35)	(84)	0.0%
Community Brands ParentCo, LLC(18)(19)	First lien senior secured revolving loan	SR + 5.75%	2/24/2028	—	(35)	(61)	0.0%
Severin Acquisition, LLC (dba Powerschool)(6)(23)	First lien senior secured loan	L + 3.00%	8/1/2025	29,858	29,807	28,533	0.7%
Sophia, L.P.(9)	First lien senior secured loan	SR + 4.00%	10/7/2027	25,000	24,757	24,750	0.6%
Pluralsight, LLC(8)	First lien senior secured loan	L + 8.00%	4/6/2027	6,255	6,200	6,145	0.2%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)(30)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Pluralsight, LLC(18)(19)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	—	(3)	(7)	0.0%
				172,908	170,906	169,038	4.3%
Energy equipment and services
AZZ Inc.(9)(22)(24)	First lien senior secured loan	SR + 4.25%	5/13/2029	10,000	9,654	9,650	0.2%
Brookfield WEC Holdings Inc.(9)(22)(23)	First lien senior secured loan	SR + 3.75%	8/1/2025	3,500	3,363	3,358	0.1%
Pike Corp.(6)(22)(23)	First lien senior secured loan	L + 3.00%	1/21/2028	15,791	15,476	14,978	0.4%
				29,291	28,493	27,986	0.7%
Financial services
Acuris Finance US, Inc. (ION Analytics) (10)(22)(23)	First lien senior secured loan	SR + 4.00%	2/16/2028	15,000	14,888	14,100	0.4%
AllSpring Buyer(10)(22)	First lien senior secured loan	SR + 4.00%	11/1/2028	5,000	4,802	4,800	0.1%
AxiomSL Group, Inc.(6)	First lien senior secured loan	L + 6.00%	12/3/2027	35,008	34,695	34,133	0.9%
AxiomSL Group, Inc.(18)(19)(20)	First lien senior secured delayed draw term loan	L + 6.00%	7/21/2023	—	(9)	(32)	0.0%
AxiomSL Group, Inc.(18)(19)	First lien senior secured revolving loan	L + 6.00%	12/3/2025	—	(21)	(65)	0.0%
Deerfield Dakota Holding, LLC(9)(22)(23)	First lien senior secured loan	SR + 3.75%	4/9/2027	5,940	5,936	5,547	0.1%
Hg Genesis 9 Sumoco Limited(14)(24)	Unsecured facility	E + 7.00% PIK	3/10/2027	117,057	122,892	116,214	3.0%
Hg Saturn LuchaCo Limited(15)(24)	Unsecured facility	SA + 7.50% PIK	3/30/2026	1,971	2,223	1,936	0.1%
Muine Gall, LLC(8)(24)(28)	First lien senior secured loan	L + 7.00% PIK	9/20/2024	90,061	90,391	88,710	2.3%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)	First lien senior secured loan	L + 5.75%	9/8/2025	8,516	8,445	8,325	0.2%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(18)(20)	First lien senior secured delayed draw term loan	L + 5.75%	10/2/2023	1,672	1,643	1,614	0.0%
NMI Acquisitionco, Inc. (dba Network Merchants)(18)(19)(20)	First lien senior secured revolving loan	L + 5.75%	9/6/2025	—	(7)	(13)	0.0%
Smarsh Inc.(11)	First lien senior secured loan	SR + 6.50%	2/16/2029	83,048	82,250	81,179	2.1%
Smarsh Inc.(18)(19)(20)	First lien senior secured delayed draw term loan	SR + 6.50%	2/19/2024	—	(98)	(260)	0.0%
Smarsh Inc.(18)(19)	First lien senior secured revolving loan	SR + 6.50%	2/16/2029	—	(49)	(117)	0.0%
				363,273	367,981	356,071	9.2%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(7)	First lien senior secured loan	L + 4.00%	9/5/2028	13,930	13,799	13,199	0.3%
Balrog Acquisition, Inc. (dba BakeMark)(8)	Second lien senior secured loan	L + 7.00%	9/3/2029	6,000	5,954	5,835	0.2%
CFS Brands, LLC(6)	First lien senior secured loan	L + 3.00%	3/20/2025	38,560	37,345	36,439	0.9%
CFS Brands, LLC(18)(19)(20)	First lien senior secured delayed draw term loan	L + 3.00%	12/2/2022	—	—	(227)	0.0%
Dessert Holdings(7)	First lien senior secured loan	L + 4.00%	6/9/2028	19,900	19,805	18,258	0.5%
Eagle Parent Corp.(10)(23)	First lien senior secured loan	SR + 4.25%	4/2/2029	7,481	7,299	7,157	0.2%
Hissho Sushi Merger Sub LLC(10)	First lien senior secured loan	SR + 6.00%	5/18/2028	113,686	112,569	112,549	2.9%
Hissho Sushi Merger Sub LLC(10)(18)	First lien senior secured revolving loan	SR + 6.00%	5/18/2028	2,041	1,955	1,953	0.1%
Innovation Ventures HoldCo, LLC (9)	First lien senior secured loan	SR + 6.25%	3/11/2027	275,000	269,997	267,439	7.0%
KBP Brands, LLC(8)	First lien senior secured loan	L + 5.00%	5/26/2027	14,727	14,551	14,322	0.4%
KBP Brands, LLC(8)(18)(20)	First lien senior secured delayed draw term loan	L + 5.00%	12/22/2023	33,280	32,844	32,271	0.8%
Naked Juice LLC (dba Tropicana)(10)(23)	First lien senior secured loan	SR + 3.25%	1/24/2029	25,000	24,961	23,220	0.6%
Ole Smoky Distillery, LLC(10)	First lien senior secured loan	SR + 5.25%	3/31/2028	25,035	24,552	24,159	0.6%
Ole Smoky Distillery, LLC(18)(19)	First lien senior secured revolving loan	SR + 5.25%	3/31/2028	—	(63)	(116)	0.0%
Shearer's Foods, LLC(6)(23)	First lien senior secured loan	L + 3.50%	9/23/2027	48,621	48,609	43,968	1.1%
Sovos Brands Intermediate, Inc.(8)(23)	First lien senior secured loan	L + 3.50%	6/8/2028	10,145	10,136	9,555	0.2%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)(30)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Ultimate Baked Goods Midco, LLC(6)	First lien senior secured loan	L + 6.50%	8/13/2027	16,418	16,057	15,597	0.4%
Ultimate Baked Goods Midco, LLC(6)(18)	First lien senior secured revolving loan	L + 6.50%	8/13/2027	1,200	1,157	1,100	0.0%
				651,024	641,527	626,678	16.2%
Healthcare equipment and services
Canadian Hospital Specialties Ltd.(13)(24)	First lien senior secured loan	C + 4.50%	4/14/2028	3,439	3,495	3,336	0.1%
Canadian Hospital Specialties Ltd.(13)(18)(20)(24)	First lien senior secured delayed draw term loan	C + 4.50%	4/15/2023	250	251	208	0.0%
Canadian Hospital Specialties Ltd.(12)(18)(24)	First lien senior secured revolving loan	C + 4.50%	4/15/2027	306	311	286	0.0%
Confluent Medical Technologies, Inc.(10)	First lien senior secured loan	SR + 3.75%	2/16/2029	34,913	34,745	33,952	0.9%
Confluent Medical Technologies, Inc.(10)	Second lien senior secured loan	SR + 6.50%	2/18/2030	46,000	45,113	43,815	1.1%
Dermatology Intermediate Holdings III, Inc(9)(22)	First lien senior secured loan	SR + 4.25%	4/2/2029	23,169	22,718	22,706	0.6%
Dermatology Intermediate Holdings III, Inc(9)(18)(20)(22)	First lien senior secured delayed draw term loan	SR + 4.25%	4/1/2024	684	671	671	0.0%
CSC MKG Topco LLC. (dba Medical Knowledge Group)(7)	First lien senior secured loan	L + 5.75%	2/1/2029	98,202	96,331	95,011	2.5%
CSC MKG Topco LLC. (dba Medical Knowledge Group)(18)(19)	First lien senior secured revolving loan	L + 5.75%	2/1/2029	—	(243)	(420)	0.0%
Medline Borrower, LP(6)(23)	First lien senior secured loan	L + 3.25%	10/23/2028	31,297	30,866	28,974	0.8%
Medline Borrower, LP(18)(19)	First lien senior secured revolving loan	L + 3.25%	10/21/2026	—	(39)	(187)	0.0%
MJH Healthcare Holdings, LLC(9)(22)	First lien senior secured loan	SR + 3.50%	1/28/2029	23,800	23,715	23,205	0.6%
Packaging Coordinators Midco, Inc.(7)	Second lien senior secured loan	L + 7.00%	12/13/2029	53,918	52,322	51,492	1.3%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(7)(24)	First lien senior secured loan	L + 6.75%	1/31/2028	50,553	49,844	49,542	1.3%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(7)(24)	First lien senior secured delayed draw term loan	L + 6.75%	1/31/2028	605	596	593	0.0%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(18)(19)(24)	First lien senior secured revolving loan	L + 6.75%	1/29/2026	—	(1)	(2)	0.0%
Rhea Parent, Inc.(10)	First lien senior secured loan	SR + 5.75%	2/19/2029	77,768	76,278	75,240	1.9%
				444,904	436,973	428,422	11.1%
Healthcare providers and services
Ex Vivo Parent Inc. (dba OB Hospitalist)(6)	First lien senior secured loan	L + 9.50%	9/27/2028	30,503	29,901	29,740	0.8%
Natural Partners, LLC(6)(24)	First lien senior secured loan	L + 6.00%	11/29/2027	69,025	67,719	66,782	1.7%
Natural Partners, LLC(18)(19)(24)	First lien senior secured revolving loan	L + 6.00%	11/29/2027	—	(96)	(165)	0.0%
OB Hospitalist Group, Inc.(7)	First lien senior secured loan	L + 5.50%	9/27/2027	61,348	60,252	60,238	1.6%
OB Hospitalist Group, Inc.(6)(18)	First lien senior secured revolving loan	L + 5.50%	9/27/2027	853	713	708	0.0%
Phoenix Newco, Inc. (dba Parexel)(6)(23)	First lien senior secured loan	L + 3.25%	11/15/2028	27,431	27,305	25,703	0.7%
Parexel International, Inc. (dba Parexel)(6)	Second lien senior secured loan	L + 6.50%	11/15/2029	140,000	138,632	135,100	3.5%
Plasma Buyer LLC (dba Pathgroup)(10)	First lien senior secured loan	SR + 5.75%	5/14/2029	110,132	107,964	107,929	2.8%
Plasma Buyer LLC (dba Pathgroup)(18)(19)(20)	First lien senior secured delayed draw term loan	SR + 5.75%	5/13/2024	—	(280)	(286)	0.0%
Plasma Buyer LLC (dba Pathgroup)(18)(19)	First lien senior secured revolving loan	SR + 5.75%	5/12/2028	—	(239)	(245)	0.0%
Pediatric Associates Holding Company, LLC(22)	First lien senior secured loan	L + 3.25%	12/29/2028	23,389	23,303	22,746	0.6%
Pediatric Associates Holding Company, LLC(18)(20)(22)	First lien senior secured delayed draw term loan	L + 3.25%	2/11/2024	1,772	1,767	1,683	0.0%
Physician Partners, LLC(9)	First lien senior secured loan	SR + 4.00%	12/26/2028	22,943	22,680	21,681	0.6%
Premise Health Holding(10)(22)	First lien senior secured loan	SR + 4.75%	7/10/2025	3,250	3,186	3,185	0.1%
TC Holdings, LLC (dba TrialCard)(10)	First lien senior secured loan	SR + 5.00%	4/14/2027	64,732	64,109	64,085	1.7%
TC Holdings, LLC (dba TrialCard)(18)(19)	First lien senior secured revolving loan	SR + 5.00%	4/14/2027	—	(74)	(78)	0.0%
Tivity Health, Inc(10)	First lien senior secured loan	SR + 6.00%	6/28/2029	152,000	148,222	148,218	3.8%
Unified Women's Healthcare, LP(9)	First lien senior secured loan	SR + 5.50%	6/18/2029	78,836	78,248	78,245	2.0%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)(30)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Unified Women's Healthcare, LP(18)(19)(20)	First lien senior secured delayed draw term loan	SR + 5.50%	6/17/2024	—	(38)	(38)	0.0%
Unified Women's Healthcare, LP(18)(19)	First lien senior secured revolving loan	SR + 5.50%	6/18/2029	—	(61)	(61)	0.0%
Quva Pharma, Inc. (7)	First lien senior secured loan	L + 5.50%	4/12/2028	4,511	4,395	4,399	0.1%
Quva Pharma, Inc. (8)(18)	First lien senior secured revolving loan	L + 5.50%	4/10/2026	236	226	225	0.0%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(7)	First lien senior secured loan	L + 5.50%	3/17/2025	120,290	120,290	118,786	3.1%
Vermont Aus Pty Ltd.(10)(24)	First lien senior secured loan	SR + 5.50%	3/22/2028	54,364	53,060	52,325	1.4%
				965,615	951,184	940,905	24.5%
Healthcare technology
Athenahealth Group Inc.(9)(23)	First lien senior secured loan	SR + 3.50%	2/15/2029	38,478	38,294	35,327	0.9%
Athenahealth Group Inc.(18)(19)(20)(23)	First lien senior secured delayed draw term loan	SR + 3.50%	8/15/2023	—	—	(502)	0.0%
BCPE Osprey Buyer, Inc. (dba PartsSource)(8)	First lien senior secured loan	L + 5.75%	8/23/2028	54,039	53,263	52,418	1.4%
BCPE Osprey Buyer, Inc. (dba PartsSource)(18)(19)(20)	First lien senior secured delayed draw term loan	L + 5.75%	8/23/2023	—	(206)	(582)	0.0%
BCPE Osprey Buyer, Inc. (dba PartsSource)(18)(19)	First lien senior secured revolving loan	L + 5.75%	8/21/2026	—	(62)	(140)	0.0%
IMO Investor Holdings, Inc.(11)	First lien senior secured loan	SR + 6.00%	5/11/2029	20,846	20,436	20,429	0.5%
IMO Investor Holdings, Inc.(18)(19)(20)	First lien senior secured delayed draw term loan	SR + 6.00%	5/13/2024	—	(49)	(50)	0.0%
IMO Investor Holdings, Inc.(9)(18)	First lien senior secured revolving loan	SR + 6.00%	5/11/2028	248	200	199	0.0%
Interoperability Bidco, Inc. (dba Lyniate)(10)	First lien senior secured loan	SR + 7.00%	12/24/2026	76,331	75,865	74,995	1.9%
Interoperability Bidco, Inc. (dba Lyniate)(18)(19)	First lien senior secured revolving loan	L + 7.00%	12/26/2024	—	(19)	(61)	0.0%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)	First lien senior secured loan	SR + 6.00%	10/30/2028	20,922	20,535	20,242	0.6%
GI Ranger Intermediate, LLC (dba Rectangle Health)(18)(19)(20)	First lien senior secured delayed draw term loan	SR + 6.00%	10/29/2023	—	(95)	(225)	0.0%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)(18)	First lien senior secured revolving loan	SR + 6.00%	10/29/2027	167	138	113	0.0%
Imprivata, Inc.(9)	First lien senior secured loan	SR + 4.25%	12/1/2027	25,420	24,683	24,683	0.6%
Imprivata, Inc.(9)	Second lien senior secured loan	SR + 6.25%	12/1/2028	50,294	49,791	49,791	1.3%
Inovalon Holdings, Inc.(7)	First lien senior secured loan	L + 6.25% (incl. 2.75% PIK)	11/24/2028	80,560	78,720	77,338	2.0%
Inovalon Holdings, Inc.(18)(19)(20)	First lien senior secured delayed draw term loan	L + 5.75%	5/24/2024	—	(97)	(233)	0.0%
Inovalon Holdings, Inc.(6)	Second lien senior secured loan	L + 10.50% PIK	11/24/2033	40,321	39,585	39,212	1.0%
Intelerad Medical Systems Inc.(7)(24)	First lien senior secured loan	L + 6.25%	8/21/2026	28,711	28,396	28,280	0.7%
Intelerad Medical Systems Inc.(7)(18)(24)	First lien senior secured revolving loan	L + 6.25%	8/21/2026	744	744	727	0.0%
PointClickCare Technologies Inc.(10)(24)	First lien senior secured loan	SR + 4.00%	12/29/2027	19,950	19,663	19,352	0.5%
Verscend Holding Corp.(6)(22)(23)	First lien senior secured loan	L + 4.00%	8/27/2025	9,995	9,727	9,545	0.2%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(6)(23)	First lien senior secured loan	L + 3.25%	3/10/2028	4,444	4,425	4,156	0.1%
				471,470	463,937	455,014	11.7%
Household products
Aptive Environmental, LLC(17)	First lien senior secured loan	12.00% (incl. 6.00% PIK)	1/23/2026	7,184	5,984	5,999	0.2%
Mario Purchaser, LLC (dba Len the Plumber)(9)	First lien senior secured loan	SR + 5.75%	4/25/2029	76,093	74,602	74,571	1.9%
Mario Purchaser, LLC (dba Len the Plumber)(18)(19)(20)	First lien senior secured delayed draw term loan	SR + 5.75%	4/25/2024	—	(392)	(402)	0.0%
Mario Purchaser, LLC (dba Len the Plumber)(18)(19)	First lien senior secured revolving loan	SR + 5.75%	4/25/2028	—	(156)	(161)	0.0%
LTP Holdco, LLC (dba Len the Plumber)(9)	Unsecured facility	SR + 10.75% PIK	4/25/2032	22,162	21,518	21,498	0.6%
Simplisafe Holding Corporation(9)	First lien senior secured loan	SR + 6.25%	4/30/2027	128,395	125,893	125,827	3.3%
Simplisafe Holding Corporation(18)(19)(20)	First lien senior secured delayed draw term loan	SR + 6.25%	5/2/2024	—	(155)	(160)	0.0%
Southern Air & Heat Holdings, LLC(7)	First lien senior secured loan	L + 4.50%	10/1/2027	1,085	1,070	1,052	0.0%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)(30)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Southern Air & Heat Holdings, LLC(7)(18)(20)	First lien senior secured delayed draw term loan	L + 4.50%	10/1/2023	276	262	242	0.0%
Southern Air & Heat Holdings, LLC(7)(18)	First lien senior secured revolving loan	L + 4.50%	10/1/2027	79	75	70	0.0%
Walker Edison Furniture Company LLC(7)	First lien senior secured loan	L + 8.75% (incl. 3.00% PIK)	3/31/2027	10,047	10,047	8,440	0.2%
				245,321	238,748	236,976	6.2%
Human resource support services
Cornerstone OnDemand, Inc.(6)(22)	First lien senior secured loan	L + 3.75%	10/16/2028	19,950	19,859	17,805	0.5%
Cornerstone OnDemand, Inc.(6)	Second lien senior secured loan	L + 6.50%	10/15/2029	44,583	43,959	40,348	1.0%
IG Investments Holdings, LLC (dba Insight Global)(7)	First lien senior secured loan	L + 6.00%	9/22/2028	48,274	47,416	47,067	1.3%
IG Investments Holdings, LLC (dba Insight Global)(16)(18)	First lien senior secured revolving loan	P + 5.00%	9/22/2027	993	931	903	0.0%
				113,800	112,165	106,123	2.8%
Infrastructure and environmental services
Aegion Corp.(6)(22)	First lien senior secured loan	L + 4.75%	5/17/2028	4,962	4,942	4,528	0.1%
The Goldfield Corp.(9)	First lien senior secured loan	SR + 6.25%	12/30/2026	1,000	980	980	0.0%
Osmose Utilities Services, Inc.(6)(22)(23)	First lien senior secured loan	L + 3.25%	6/23/2028	24,685	24,626	21,923	0.6%
USIC Holdings, Inc.(6)(22)(23)	First lien senior secured loan	L + 3.50%	5/12/2028	7,955	7,919	7,382	0.2%
USIC Holdings, Inc.(6)(22)	Second lien senior secured loan	L + 6.50%	5/14/2029	39,691	39,469	37,111	1.0%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(10)	First lien senior secured loan	SR + 5.50%	3/13/2028	32,610	31,985	31,550	0.8%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(18)(19)	First lien senior secured revolving loan	SR + 5.50%	3/13/2028	—	(101)	(173)	0.0%
				110,903	109,820	103,301	2.7%
Insurance
Alera Group, Inc.(6)	First lien senior secured loan	L + 5.50%	10/2/2028	81,158	79,493	79,478	2.1%
Alera Group, Inc.(6)(18)(20)	First lien senior secured delayed draw term loan	L + 5.50%	10/2/2023	22,272	21,809	21,803	0.6%
Alera Group, Inc.(6)(18)(20)	First lien senior secured delayed draw term loan	L + 5.50%	10/2/2023	12,827	12,271	12,202	0.3%
AmeriLife Holdings LLC(6)(23)	First lien senior secured loan	L + 4.00%	3/18/2027	3,980	3,942	3,799	0.1%
AssuredPartners, Inc.(6)(22)(23)	First lien senior secured loan	L + 3.50%	2/12/2027	7,920	7,920	7,408	0.2%
AssuredPartners, Inc.(9)(22)(23)	First lien senior secured loan	SR + 3.50%	2/12/2027	24,938	24,880	23,192	0.6%
Asurion, LLC(6)(23)	Second lien senior secured loan	L + 5.25%	1/22/2029	154,017	150,163	130,145	3.4%
Brightway Holdings, LLC(6)	First lien senior secured loan	L + 6.50%	12/16/2027	17,850	17,643	17,359	0.4%
Brightway Holdings, LLC(18)(19)	First lien senior secured revolving loan	L + 6.50%	12/16/2027	—	(24)	(58)	0.0%
Evolution BuyerCo, Inc. (dba SIAA)(7)	First lien senior secured loan	L + 6.25%	4/28/2028	8,986	8,875	8,762	0.2%
Evolution BuyerCo, Inc. (dba SIAA)(18)(20)	First lien senior secured delayed draw term loan	L + 6.25%	6/16/2023	6,861	6,797	6,532	0.2%
Evolution BuyerCo, Inc. (dba SIAA)(18)(19)	First lien senior secured revolving loan	L + 6.25%	4/30/2027	—	(8)	(17)	0.0%
Hub International Limited(7)(22)(23)	First lien senior secured loan	L + 3.25%	4/25/2025	9,975	9,968	9,441	0.2%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(8)	First lien senior secured loan	L + 9.50% PIK	7/24/2028	12,887	12,664	12,565	0.3%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(18)(19)(20)	First lien senior secured delayed draw term loan	L + 5.25%	6/22/2024	—	(87)	(87)	0.0%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(8)	First lien senior secured loan	L + 6.00%	11/1/2028	84,421	83,620	83,578	2.2%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(9)(18)(20)	First lien senior secured delayed draw term loan	SR + 6.00%	8/16/2023	42,000	41,591	41,580	1.1%
Peter C. Foy & Associated Insurance Services, LLC(18)(20)	First lien senior secured delayed draw term loan	SR + 0.00%	12/15/2023	—	—	—	0.0%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(18)(19)	First lien senior secured revolving loan	L + 6.00%	11/1/2027	—	(23)	(26)	0.0%
PCF Midco II, LLC (dba PCF Insurance Services)(17)	First lien senior secured loan	9.00% PIK	10/31/2031	47,065	43,019	41,064	1.1%
Tempo Buyer Corp. (dba Global Claims Services)(7)	First lien senior secured loan	L + 5.50%	8/28/2028	36,341	35,686	35,069	0.9%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)(30)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Tempo Buyer Corp. (dba Global Claims Services)(18)(19)(20)	First lien senior secured delayed draw term loan	L + 5.50%	8/26/2023	—	(91)	(258)	0.0%
Tempo Buyer Corp. (dba Global Claims Services)(16)(18)	First lien senior secured revolving loan	P + 4.50%	8/26/2027	206	118	26	0.0%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)	First lien senior secured loan	L + 5.50%	7/23/2027	14,980	14,719	14,455	0.4%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(18)(19)	First lien senior secured revolving loan	L + 5.50%	7/23/2027	—	(19)	(38)	0.0%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(6)	First lien senior secured loan	L + 5.25%	12/22/2028	32,867	32,356	32,210	0.8%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(16)(18)	First lien senior secured revolving loan	P + 4.25%	12/22/2027	461	414	393	0.0%
				622,012	607,696	580,577	15.1%
Internet software and services
Anaplan, Inc.(9)	First lien senior secured loan	SR + 6.50%	6/21/2029	229,639	227,355	227,343	5.9%
Anaplan, Inc.(18)(19)	First lien senior secured revolving loan	SR + 6.50%	6/21/2028	—	(164)	(165)	0.0%
Appfire Technologies, LLC(18)(19)(20)	First lien senior secured delayed draw term loan	SR + 5.50%	6/14/2024	—	(135)	(138)	0.0%
Appfire Technologies, LLC(6)(18)	First lien senior secured revolving loan	L + 5.50%	3/9/2027	93	69	69	0.0%
Armstrong Bidco Ltd. (dba The Access Group)(15)(24)	First lien senior secured loan	SA +5.75%	6/28/2029	32,268	31,874	31,462	0.8%
Armstrong Bidco Ltd. (dba The Access Group)(18)(20)(24)	First lien senior secured delayed draw term loan	SA +5.75%	6/30/2025	—	—	—	0.0%
Bayshore Intermediate #2, L.P. (dba Boomi)(7)	First lien senior secured loan	L + 7.75% PIK	10/2/2028	20,264	19,868	19,656	0.5%
Bayshore Intermediate #2, L.P. (dba Boomi)(18)(19)	First lien senior secured revolving loan	L + 6.75%	10/1/2027	—	(31)	(48)	0.0%
BCPE Nucleon (DE) SPV, LP(8)	First lien senior secured loan	L + 7.00%	9/24/2026	24,012	23,776	23,712	0.6%
BCTO BSI Buyer, Inc. (dba Buildertrend)(7)	First lien senior secured loan	L + 8.00% PIK	12/23/2026	911	904	904	0.0%
BCTO BSI Buyer, Inc. (dba Buildertrend)(6)(18)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	71	70	70	0.0%
CivicPlus, LLC(7)	First lien senior secured loan	L + 6.00%	8/24/2027	23,023	22,805	22,793	0.5%
CivicPlus, LLC(7)	First lien senior secured delayed draw term loan	L + 6.00%	8/24/2027	4,400	4,357	4,356	0.1%
CivicPlus, LLC(18)(19)	First lien senior secured revolving loan	L + 6.00%	8/24/2027	—	(21)	(22)	0.0%
CP PIK Debt Issuer, LLC (dba CivicPlus, LLC)(9)	Unsecured notes	SR + 11.75% PIK	6/9/2034	13,429	13,028	13,027	0.3%
Delta TopCo, Inc. (dba Infoblox, Inc.)(7)(23)	First lien senior secured loan	L + 3.75%	12/1/2027	14,962	14,884	13,512	0.3%
Delta TopCo, Inc. (dba Infoblox, Inc.)(8)	Second lien senior secured loan	L + 7.25%	12/1/2028	49,222	48,948	45,776	1.2%
E2open, LLC(7)(22)(23)(24)	First lien senior secured loan	L + 3.50%	2/4/2028	3,888	3,869	3,663	0.1%
EET Buyer, Inc. (dba e-Emphasys)(8)	First lien senior secured loan	L + 5.75%	11/8/2027	19,497	19,320	19,107	0.5%
EET Buyer, Inc. (dba e-Emphasys)(18)(19)	First lien senior secured revolving loan	L + 5.75%	11/8/2027	—	(17)	(39)	0.0%
GovBrands Intermediate, Inc.(7)	First lien senior secured loan	L + 5.50%	8/4/2027	8,304	8,123	7,910	0.2%
GovBrands Intermediate, Inc.(7)(18)(20)	First lien senior secured delayed draw term loan	L + 5.50%	8/4/2023	1,868	1,818	1,749	0.0%
GovBrands Intermediate, Inc.(18)(19)	First lien senior secured revolving loan	L + 5.50%	8/4/2027	—	(19)	(42)	0.0%
Granicus, Inc.(7)	First lien senior secured loan	L + 6.50%	1/29/2027	1,821	1,786	1,762	0.0%
Granicus, Inc.(18)(19)	First lien senior secured revolving loan	L + 6.50%	1/29/2027	—	(3)	(5)	0.0%
Granicus, Inc.(7)(18)(20)	First lien senior secured delayed draw term loan	L + 6.00%	4/23/2023	207	203	197	0.0%
GS Acquisitionco, Inc. (dba insightsoftware)(8)	First lien senior secured loan	L + 5.75%	5/25/2026	8,042	8,006	7,921	0.2%
GS Acquisitionco, Inc. (dba insightsoftware)(18)(19)(20)	First lien senior secured delayed draw term loan	L + 5.75%	11/2/2022	—	(6)	(35)	0.0%
Help/Systems Holdings, Inc.(9)(23)	First lien senior secured loan	SR + 4.00%	11/19/2026	64,866	64,576	60,617	1.6%
Help/Systems Holdings, Inc.(9)	Second lien senior secured loan	SR + 6.75%	11/19/2027	25,000	24,763	23,813	0.6%
Hyland Software, Inc.(6)(23)	First lien senior secured loan	L + 3.50%	7/1/2024	19,897	19,864	19,156	0.5%
Hyland Software, Inc.(6)	Second lien senior secured loan	L + 6.25%	7/7/2025	60,517	60,232	59,155	1.5%
Ivanti Software, Inc.(7)	Second lien senior secured loan	L + 7.25%	12/1/2028	19,000	18,911	17,385	0.5%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)(30)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
MessageBird BidCo B.V.(7)(24)	First lien senior secured loan	L + 6.75%	5/5/2027	5,000	4,907	4,850	0.1%
Ministry Brands Holdings, LLC.(7)	First lien senior secured loan	L + 5.50%	12/29/2028	49,311	48,383	47,462	1.2%
Ministry Brands Holdings, LLC.(18)(19)(20)	First lien senior secured delayed draw term loan	L + 5.50%	12/29/2023	—	(147)	(435)	0.0%
Ministry Brands Holdings, LLC.(18)(19)	First lien senior secured revolving loan	L + 5.50%	12/30/2027	—	(87)	(178)	0.0%
Mitnick Corporate Purchaser, Inc.(18)(22)	First lien senior secured revolving loan	L + 3.50%	5/3/2027	—	8	—	0.0%
QAD Inc.(6)	First lien senior secured loan	L + 6.00%	11/5/2027	46,384	45,540	44,644	1.2%
QAD Inc.(18)(19)	First lien senior secured revolving loan	L + 6.00%	11/5/2027	—	(107)	(225)	0.0%
Perforce Software, Inc.(9)	First lien senior secured loan	SR + 4.50%	7/1/2026	14,963	14,599	14,588	0.4%
Proofpoint, Inc.(8)(23)	Second lien senior secured loan	L + 6.25%	8/31/2029	7,500	7,465	7,163	0.2%
Securonix, Inc.(10)	First lien senior secured loan	SR + 6.50%	4/5/2028	29,661	29,374	29,364	0.8%
Securonix, Inc.(18)(19)	First lien senior secured revolving loan	SR + 6.50%	4/5/2028	—	(51)	(53)	0.0%
Sophos Holdings, LLC(7)(22)(23)(24)	First lien senior secured loan	L + 3.50%	3/5/2027	31,838	31,746	29,832	0.8%
Tahoe Finco, LLC(7)(24)	First lien senior secured loan	L + 6.00%	9/29/2028	83,721	82,955	81,628	2.1%
Tahoe Finco, LLC(18)(19)(24)	First lien senior secured revolving loan	L + 6.00%	10/1/2027	—	(55)	(157)	0.0%
Thunder Purchaser, Inc. (dba Vector Solutions)(7)	First lien senior secured loan	L + 5.75%	6/30/2028	12,002	11,897	11,702	0.4%
Thunder Purchaser, Inc. (dba Vector Solutions)(8)(18)	First lien senior secured revolving loan	L + 5.75%	6/30/2027	245	239	227	0.0%
Thunder Purchaser, Inc. (dba Vector Solutions)(18)(19)(20)	First lien senior secured delayed draw term loan	L + 5.75%	8/17/2023	—	—	(31)	0.0%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(6)	First lien senior secured loan	L + 3.75%	7/28/2028	11,765	11,729	11,706	0.3%
When I Work, Inc.(8)	First lien senior secured loan	L + 7.00% PIK	11/2/2027	22,650	22,448	22,027	0.6%
When I Work, Inc.(18)(19)	First lien senior secured revolving loan	L + 6.00%	11/2/2027	—	(37)	(114)	0.0%
				960,241	949,819	928,621	24.0%
Leisure and entertainment
Troon Golf, L.L.C.(8)	First lien senior secured loan	L + 5.75%	8/5/2027	93,885	93,475	93,416	2.4%
Troon Golf, L.L.C.(18)(19)	First lien senior secured revolving loan	L + 6.00%	8/5/2026	—	(30)	(36)	0.0%
Troon Golf, L.L.C.(18)(20)	First lien senior secured delayed draw term loan	L + 5.75%	5/2/2024	20,000	19,562	19,900	0.5%
				113,885	113,007	113,280	2.9%
Manufacturing
ACR Group Borrower, LLC(7)	First lien senior secured loan	L + 4.50%	3/31/2028	4,084	4,033	3,971	0.1%
ACR Group Borrower, LLC(16)(18)	First lien senior secured revolving loan	P + 3.25%	3/31/2026	850	840	826	0.0%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(23)	First lien senior secured loan	L + 3.75%	5/19/2028	4,975	4,953	4,661	0.1%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(22)	Second lien senior secured loan	L + 6.50%	5/21/2029	37,181	37,017	36,437	0.9%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(22)	Second lien senior secured loan	L + 6.00%	5/21/2029	19,160	19,113	18,729	0.5%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)	First lien senior secured loan	L + 4.00%	12/29/2027	18,775	18,404	18,446	0.5%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)	Second lien senior secured loan	L + 8.25%	12/29/2028	11,728	11,441	11,464	0.3%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(8)	First lien senior secured loan	L + 6.00%	7/21/2027	46,091	45,689	45,054	1.1%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(7)(18)(20)	First lien senior secured delayed draw term loan	L + 6.00%	4/5/2024	12,838	12,710	12,192	0.3%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(18)(19)	First lien senior secured revolving loan	L + 5.75%	7/21/2027	—	(30)	(80)	0.0%
Pro Mach Group, Inc.(6)(23)	First lien senior secured loan	L + 4.00%	8/31/2028	47,979	47,716	45,158	1.2%
Pro Mach Group, Inc.(18)(19)(20)(23)	First lien senior secured delayed draw term loan	L + 4.00%	8/31/2023	—	(16)	(129)	0.0%
				203,661	201,870	196,729	5.0%
Professional Services

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)(30)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Apex Group Treasury, LLC(7)(24)	Second lien senior secured loan	L + 6.75%	7/27/2029	5,000	4,954	4,800	0.1%
Apex Group Treasury, LLC(18)(19)(24)	Second lien senior secured delayed draw term loan	L + 6.75%	7/27/2029	—	—	(132)	0.0%
Apex Group Treasury, LLC(7)(24)	First lien senior secured loan	L + 3.75%	7/27/2028	4,963	4,952	4,714	0.1%
Apex Service Partners, LLC(9)(18)(20)	First lien senior secured delayed draw term loan	SR + 5.50%	10/23/2023	42,510	41,557	41,502	1.1%
Apex Service Partners, LLC(8)(18)	First lien senior secured revolving loan	L + 5.25%	7/31/2025	920	855	851	0.0%
EM Midco2 Ltd. (dba Element Materials Technology)(22)(23)(24)	First lien senior secured loan	L + 4.25%	4/12/2029	30,000	29,960	29,128	0.7%
Guidehouse Inc.(6)	First lien senior secured loan	L + 5.50%	10/16/2028	92,518	91,671	90,205	2.3%
Relativity ODA LLC(7)	First lien senior secured loan	L + 7.50% PIK	5/12/2027	4,723	4,668	4,652	0.1%
Relativity ODA LLC(18)(19)	First lien senior secured revolving loan	L + 6.50%	5/12/2027	—	(5)	(7)	0.0%
Sovos Compliance, LLC(6)(23)	First lien senior secured loan	L + 4.50%	8/11/2028	25,027	24,715	23,511	0.6%
				205,661	203,327	199,224	5.0%
Specialty retail
Notorious Topco, LLC (dba Beauty Industry Group)(8)	First lien senior secured loan	L + 6.50%	11/23/2027	60,611	59,776	59,702	1.5%
Notorious Topco, LLC (dba Beauty Industry Group)(7)	First lien senior secured loan	L + 6.50%	11/23/2027	165,086	162,662	162,610	4.2%
Notorious Topco, LLC (dba Beauty Industry Group)(18)(19)(20)	First lien senior secured delayed draw term loan	L + 6.50%	11/23/2023	—	(49)	(22)	0.0%
Notorious Topco, LLC (dba Beauty Industry Group)(8)(18)	First lien senior secured revolving loan	L + 6.50%	5/24/2027	2,289	2,218	2,210	0.1%
Milan Laser Holdings LLC(6)	First lien senior secured loan	L + 5.00%	4/27/2027	20,528	20,357	20,271	0.5%
Milan Laser Holdings LLC(18)(19)	First lien senior secured revolving loan	L + 5.00%	4/27/2026	—	(13)	(22)	0.0%
The Shade Store, LLC(6)	First lien senior secured loan	L + 6.00%	10/13/2027	67,841	67,077	65,806	1.7%
The Shade Store, LLC(8)(18)	First lien senior secured revolving loan	L + 6.00%	10/13/2026	3,409	3,336	3,205	0.1%
				319,764	315,364	313,760	8.1%
Telecommunications
Park Place Technologies, LLC(9)(23)	First lien senior secured loan	SR + 5.00%	11/10/2027	10,962	10,608	10,505	0.3%
Zayo Group Holdings, Inc.(9)(22)(23)	First lien senior secured loan	SR + 4.25%	3/9/2027	9,975	9,728	9,285	0.2%
				20,937	20,336	19,790	0.5%
Transportation
Motus Group, LLC(6)	Second lien senior secured loan	L + 6.50%	12/10/2029	10,000	9,905	9,700	0.3%
Safe Fleet Holdings, LLC(22)(23)	First lien senior secured loan	SR + 3.75%	2/23/2029	26,183	25,544	24,340	0.6%
				36,183	35,449	34,040	0.9%
Total non-controlled/non-affiliated portfolio company debt investments				$8,210,818	$8,095,665	$7,911,327	204.8%
Equity Investments
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(24)(25)(27)	LP Interest	N/A	N/A	330	33,108	30,171	0.8%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(17)(25)	Series A Convertible Preferred Stock	7.00% PIK	N/A	11,669	11,345	10,823	0.3%
					44,453	40,994	1.1%
Buildings and real estate
Associations Finance, Inc.(17)(25)	Preferred Stock	12.00% PIK	N/A	215,000	209,114	209,088	5.4%
Dodge Contruction Network Holdings, LP(25)(27)	Series A Preferred Units	N/A	N/A	—	3	3	0.0%
Dodge Contruction Network Holdings, LP(25)(27)	Class A-2 Common Units	N/A	N/A	144	123	123	0.0%
					209,240	209,214	5.4%
Business services

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)(30)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Denali Holding, LP(25)(27)	Class A Units	N/A	N/A	687	7,076	8,259	0.2%
Hercules Buyer LLC (dba The Vincit Group)(25)(27)(29)	Common Units	N/A	N/A	10	10	10	0.0%
Knockout Intermediate Holdings I Inc. (dba Kaseya)(17)(25)	Perpetual Preferred Stock	11.75% PIK	N/A	53,600	52,263	52,260	1.4%
					59,349	60,529	1.6%
Consumer products
ASP Conair Holdings LP(25)(27)	Class A Units	N/A	N/A	9	929	580	0.0%
					929	580	0.0%
Food and beverage
Hissho Sushi Holdings, LLC(25)(27)	Class A Units	N/A	N/A	942	9,418	9,418	0.2%
					9,418	9,418	0.2%
Healthcare equipment and services
Maia Aggregator, LP (dba Medical Knowledge Group)(25)(27)	Class A-2 Units	N/A	N/A	12,921	12,921	12,921	0.3%
KPCI Holdings, L.P.(25)(27)	Class A Units	N/A	N/A	2,313	2,313	2,301	0.1%
Patriot Holdings SCSp(17)(24)(25)	Class A Units	8.00% PIK	N/A	1,031	1,031	1,031	0.0%
Patriot Holdings SCSp(24)(25)(27)	Class B Units	N/A	N/A	129	146	146	0.0%
Rhea Acquistion Holdings, LP(25)(27)	Series A-2 Units	N/A	N/A	11,964	11,964	11,964	0.3%
					28,375	28,363	0.7%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(25)(27)	Class A Interests	N/A	N/A	4	3,520	2,968	0.1%
					3,520	2,968	0.1%
Healthcare technology
Minerva Holdco, Inc.(17)(25)	Series A Preferred Stock	10.75% PIK	N/A	104,067	102,138	95,741	2.5%
BEHP Co-Investor II, L.P.(24)(25)(27)	Common Units	N/A	N/A	1,270	1,272	1,270	0.0%
WP Irving Co-Invest, L.P.(24)(25)(27)	Common Units	N/A	N/A	1,250	1,251	1,250	0.0%
					104,661	98,261	2.5%
Household products
Evology LLC(25)(27)	Class B Units	N/A	N/A	—	1,176	1,176	0.0%
					1,176	1,176	0.0%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)(17)(25)	Series A Preferred Stock	10.50% PIK	N/A	13,036	12,736	11,211	0.3%
					12,736	11,211	0.3%
Insurance
Evolution Parent, LP(25)(27)	LP Interest	N/A	N/A	3	270	270	0.0%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(25)(27)	LP Interest	N/A	N/A	4	422	421	0.0%
PCF Holdco, LLC (dba PCF Insurance Services)(25)(27)	Class A Units	N/A	N/A	4,649	11,789	14,716	0.4%
PCF Holdco, LLC (dba PCF Insurance Services)(25)(27)	Class A Warrants	N/A	N/A	1,399	3,547	4,432	0.1%
					16,028	19,839	0.5%
Internet software and services
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(25)(27)	Common Units	N/A	N/A	1,729	1,729	1,462	0.0%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(24)(25)(27)	LP Interest	N/A	N/A	—	987	987	0.0%
MessageBird Holding B.V.(24)(25)(27)	Extended Series C Warrants	N/A	N/A	8	49	17	0.0%
Project Alpine Co-Invest Fund, L.P.(24)(25)(27)	LP Interest	N/A	N/A	17,000	17,010	17,000	0.4%
Thunder Topco L.P.(25)(27)	Common Units	N/A	N/A	713	713	652	0.0%
WMC Bidco, Inc. (dba West Monroe)(17)(25)	Senior Preferred Stock	11.25% PIK	N/A	35,858	35,035	32,810	0.8%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)(30)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
BCTO WIW Holdings, Inc. (dba When I Work)(25)(27)	Class A Common Stock	N/A	N/A	57	5,700	4,313	0.1%
					61,223	57,241	1.3%
Manufacturing
Gloves Holding, LP (dba Protective Industrial Products)(25)(27)	LP Interest	N/A	N/A	100	100	107	0.0%
					100	107	0.0%
Total non-controlled/non-affiliated portfolio company equity investments					$551,208	$539,901	13.7%
Total Investments					$8,646,873	$8,451,228	218.5%

(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(3)Unless otherwise indicated, all investments are considered Level 3 investments.
(4)The amortized cost represents the original cost adjusted for the amortization and accretion of premiums and discounts, as applicable, on debt investments using the effective interest method.
(5)Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three-, six-, or twelve-month LIBOR), Secured Overnight Financing Rate ("SOFR" or "SR") (which can include one-, three-, six- or twelve-month SOFR), Euro Interbank Offered Rate ("EURIBOR" or "E"), Canadian Dollar Offered Rate ("CDOR" or "C") (which can include one-, the-, six- or twelve-month CDOR), Serling Overnight Interbank Average Rate ("SONIA" or "SA") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate ("Prime" or "P")), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2022 was 1.79%.
(7)The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2022 was 2.29%.
(8)The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2022 was 2.94%.
(9)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2022 was 1.69%.
(10)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2022 was 2.12%.
(11)The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2022 was 2.63%.
(12)The interest rate on these loans is subject to 1 month CDOR, which as of June 30, 2022 was 2.14%.
(13)The interest rate on these loans is subject to 3 month CDOR, which as of June 30, 2022 was 2.17%.
(14)The interest rate on these loans is subject to 3 month EURIBOR, which as of June 30, 2022 was (0.20)%.
(15)The interest rate on these loans is subject to SONIA, which as of June 30, 2022 was 1.19%.
(16)The interest rate on these loans is subject to the Prime rate, which as of June 30, 2022 was 4.75%
(17)Investment does not contain a variable rate structure.
(18)Position or portion thereof is an unfunded loan commitment. See Note 7 “Commitments and Contingencies”.
(19)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(20)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(21)Unless otherwise indicated, loan represents a co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 "Agreements and Related Party Transactions".
(22)This portfolio company was not a co-investment made with the Company's affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission.
(23)Level 2 Investment.
(24)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2022, non-qualifying assets represented 9.2% of total assets as calculated in accordance with the regulatory requirements.

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)
(25)Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted security” under the Securities Act. As of June 30, 2022, the aggregate fair value of these securities is $539.9 million, or 14.0% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
ASP Conair Holdings LP	Class A Units	May 17, 2021
Associations Finance, Inc.	Preferred Stock	June 10, 2022
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
BEHP Co-Investor II, L.P.	Common Equity	May 11, 2022
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Denali Holding LP (dba Summit Companies)	Class A Units	September 15, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
Evology LLC	Class B Units	January 24, 2022
Evolution Parent, LP (dba SIAA)	Class A Interests	April 30, 2021
Gloves Holding, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
Hissho Sushi Holdings, LLC	Class A Units	May 17, 2022
Insight CP (Blocker) Holdings, L.P.	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc.	Perpetual Preferred Stock	June 23, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Holdings, L.P.	LP Interest	November 30, 2020
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
MessageBird Holding B.V.	Extended Series C Warrants	April 29, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Minerva Holdco, Inc.	Series A Preferred Stock	February 15, 2022
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Warrants	November 1, 2021
Project Alpine Co-Invest Fund, L.P.	LP Interest	June 10, 2022
Rhea Acquistion Holdings, LP	Series A-2 Units	February 18, 2022
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	October 15, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
WP Irving Co-Invest, L.P.	Common Equity	May 18, 2022
(26)As of June 30, 2022, the net estimated unrealized loss on investments for U.S. federal income tax purposes was $186.0 million based on a tax cost basis of $8.6 billion. As of June 30, 2022, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $191.9 million. As of June 30, 2022, the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $5.9 million.
(27)Investment is non-income producing.
(28)Investment is not pledged as collateral for the credit facilities.
(29)We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(30)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility and SPV Asset Facilities. See Note 6 "Debt".

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(25)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(20)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(5)
Advertising and media
Global Music Rights, LLC(8)(16)	First lien senior secured loan	L + 5.75%	8/28/2028	$84,375	$82,754	$82,688	5.2%
Global Music Rights, LLC(13)(14)(16)	First lien senior secured revolving loan	L + 5.75%	8/27/2027	—	(141)	(150)	—%
IRI Holdings, Inc.(6)(16)(17)	First lien senior secured loan	L + 4.25%	12/1/2025	4,974	4,980	4,968	0.3%
				89,349	87,593	87,506	5.5%
Aerospace and Defense
Bleriot US Bidco Inc.(8)(16)(17)	First lien senior secured loan	L + 4.00%	10/30/2026	4,975	4,975	4,966	0.3%
Peraton Corp.(6)(17)	First lien senior secured loan	L + 3.75%	2/1/2028	4,963	4,974	4,961	0.3%
Peraton Corp.(6)(16)	Second lien senior secured loan	L + 7.75%	2/1/2029	5,000	4,932	4,975	0.3%
				14,938	14,881	14,902	0.9%
Automotive
Mavis Tire Express Services Topco Corp.(6)(17)	First lien senior secured loan	L + 4.00%	5/4/2028	9,950	9,904	9,950	0.6%
				9,950	9,904	9,950	0.6%
Buildings and real estate
Associations, Inc.(8)(16)	First lien senior secured loan	L + 6.50% (incl. 2.50% PIK)	7/2/2027	121,391	120,001	120,175	7.5%
Associations, Inc.(13)(14)(16)	First lien senior secured revolving loan	L + 6.50%	7/2/2027	—	(44)	(48)	—%
Dodge Data & Analytics LLC(9)(16)	First lien senior secured loan	L + 7.50%	4/14/2026	2,149	2,111	2,213	0.1%
Dodge Data & Analytics LLC(13)(14)(16)	First lien senior secured revolving loan	L + 7.50%	4/14/2026	—	(2)	—	—%
REALPAGE, INC.(6)(16)	Second lien senior secured loan	L + 6.50%	4/23/2029	2,500	2,465	2,529	0.2%
				126,040	124,531	124,869	7.8%
Business services
Denali BuyerCo, LLC (dba Summit Companies)(8)(16)	First lien senior secured loan	L + 6.00%	9/15/2028	97,901	96,587	96,922	6.1%
Denali BuyerCo, LLC (dba Summit Companies)(8)(13)(15)(16)	First lien senior secured delayed draw term loan	L + 6.00%	9/15/2023	4,173	4,014	4,131	0.3%
Denali BuyerCo, LLC (dba Summit Companies)(13)(14)(16)	First lien senior secured revolving loan	L + 6.00%	9/15/2027	—	(70)	(74)	—%
Diamondback Acquisition, Inc. (dba Sphera)(6)(16)	First lien senior secured loan	L + 5.50%	9/13/2028	47,827	46,904	46,871	3.0%
Diamondback Acquisition, Inc. (dba Sphera)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 5.50%	9/13/2023	—	(91)	(96)	—%
Hercules Borrower, LLC (dba The Vincit Group)(8)(16)	First lien senior secured loan	L + 6.50%	12/15/2026	816	805	816	0.1%
Hercules Borrower, LLC (dba The Vincit Group)(8)(16)	First lien senior secured loan	L + 5.50%	12/15/2026	2,215	2,194	2,193	0.1%
Hercules Borrower, LLC (dba The Vincit Group)(13)(15)(16)	First lien senior secured delayed draw term loan	L + 5.50%	9/10/2023	—	—	—	—%
Hercules Borrower, LLC (dba The Vincit Group)(13)(14)(16)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	—	(1)	—	—%
Hercules Buyer, LLC (dba The Vincit Group)(16)(23)(24)	Unsecured notes	0.48% PIK	12/14/2029	24	24	24	—%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(25)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(20)	Fair Value	Percentage of Net Assets
KPSKY Acquisition, Inc. (dba BluSky)(6)(16)	First lien senior secured loan	L + 5.50%	10/19/2028	76,315	74,824	74,789	4.7%
KPSKY Acquisition, Inc. (dba BluSky)(12)(13)(15)(16)	First lien senior secured delayed draw term loan	P + 4.50%	10/19/2023	4,361	4,233	4,230	0.3%
Packers Holdings, LLC(9)(17)	First lien senior secured loan	L + 3.25%	3/9/2028	4,269	4,250	4,239	0.3%
				237,901	233,673	234,045	14.9%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(9)(16)	Second lien senior secured loan	L + 7.75%	11/24/2028	1,000	987	1,000	0.1%
Gaylord Chemical Company, L.L.C.(8)(16)	First lien senior secured loan	L + 6.50%	3/30/2027	104,356	103,339	103,835	6.6%
Gaylord Chemical Company, L.L.C.(13)(14)(16)	First lien senior secured revolving loan	L + 6.50%	3/30/2026	—	(7)	(4)	—%
Gaylord Chemical Company, L.L.C.(13)(14)(16)	First lien senior secured revolving loan	L + 6.50%	3/30/2026	—	(31)	(16)	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(8)(16)	First lien senior secured loan	L + 5.75%	4/22/2027	2,347	2,299	2,300	0.1%
Velocity HoldCo III Inc. (dba VelocityEHS)(13)(14)(16)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	—	(3)	(3)	—%
				107,703	106,584	107,112	6.8%
Consumer products
ConAir Holdings LLC(8)(16)	Second lien senior secured loan	L + 7.50%	5/17/2029	32,500	32,003	32,500	2.1%
Lignetics Investment Corp.(8)(16)	First lien senior secured loan	L + 6.00%	11/1/2027	76,471	75,537	75,515	4.8%
Lignetics Investment Corp.(13)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 6.00%	11/1/2023	—	(116)	(119)	—%
Lignetics Investment Corp.(8)(13)(16)	First lien senior secured revolving loan	L + 6.00%	11/1/2026	1,912	1,773	1,768	0.1%
Olaplex, Inc.(6)(16)	First lien senior secured loan	L + 6.25%	1/8/2026	968	960	968	0.1%
				111,851	110,157	110,632	7.1%
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging)(8)(16)	First lien senior secured loan	L + 5.75%	10/2/2028	50,206	49,718	49,704	3.1%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(8)(13)(16)	First lien senior secured revolving loan	L + 5.75%	9/30/2027	851	802	800	0.1%
BW Holding, Inc. (dba Brook & Whittle)(8)(16)	First lien senior secured loan	L + 4.00%	12/14/2028	15,816	15,658	15,658	1.0%
BW Holding, Inc. (dba Brook & Whittle)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 4.00%	12/17/2023	—	(21)	(21)	—%
Fortis Solutions Group, LLC(8)(16)	First lien senior secured loan	L + 5.50%	10/13/2028	48,576	47,631	47,604	3.0%
Fortis Solutions Group, LLC(13)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 5.50%	10/13/2023	—	(191)	(197)	0.0%
Fortis Solutions Group, LLC(13)(14)(16)	First lien senior secured revolving loan	L + 5.50%	10/15/2027	—	(130)	(135)	0.0%
Pregis Topco LLC(6)(16)	Second lien senior secured loan	L + 6.75%	8/1/2029	30,000	30,000	30,000	1.9%
Pregis Topco LLC(6)(16)	Second lien senior secured loan	L + 8.00%	8/1/2029	2,500	2,500	2,500	0.2%
Ring Container Technologies Group, LLC(6)(16)(17)	First lien senior secured loan	L + 3.75%	8/12/2028	5,000	4,988	5,005	0.3%
				152,949	150,955	150,918	9.6%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(25)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(20)	Fair Value	Percentage of Net Assets
Distribution
Dealer Tire, LLC(6)(16)(17)	First lien senior secured loan	L + 4.25%	12/12/2025	5,077	5,086	5,069	0.3%
Individual Foodservice Holdings, LLC(9)(16)	First lien senior secured loan	L + 6.25%	11/21/2025	44,758	44,324	44,534	2.8%
Individual Foodservice Holdings, LLC(9)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 6.25%	6/30/2022	70	(73)	(5)	0.0%
Individual Foodservice Holdings, LLC(6)(13)(16)	First lien senior secured revolving loan	L + 6.25%	11/22/2024	4	3	3	0.0%
SRS Distribution, Inc.(9)(16)(17)	First lien senior secured loan	L + 3.75%	6/2/2028	4,988	4,953	4,972	0.3%
				54,897	54,293	54,573	3.4%
Education
Pluralsight, LLC(9)(16)	First lien senior secured loan	L + 8.00%	4/6/2027	6,255	6,196	6,191	0.4%
Pluralsight, LLC(13)(14)(16)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	—	(3)	(4)	0.0%
				6,255	6,193	6,187	0.4%
Financial services
AxiomSL Group, Inc.(8)(16)	First lien senior secured loan	L + 6.00%	12/3/2027	35,185	34,846	34,921	2.2%
AxiomSL Group, Inc.(13)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 6.00%	7/21/2023	—	(10)	—	0.0%
AxiomSL Group, Inc.(13)(14)(16)	First lien senior secured revolving loan	L + 6.00%	12/3/2025	—	(24)	(19)	0.0%
Hg Saturn Luchaco Limited(11)(16)(18)	Unsecured facility	S + 7.50% PIK	3/30/2026	2,114	2,140	2,092	0.1%
Muine Gall, LLC(9)(16)(18)(22)	First lien senior secured loan	L + 7.00% PIK	9/21/2024	86,771	86,891	86,771	5.5
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(16)	First lien senior secured loan	L + 5.75%	9/6/2025	8,559	8,478	8,504	0.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(13)(15)(16)	First lien senior secured delayed draw term loan	L + 5.75%	10/2/2023	1,680	1,646	1,669	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(13)(14)(16)	First lien senior secured revolving loan	L + 5.75%	9/6/2025	—	(8)	(4)	0.0%
				134,309	133,959	133,934	8.4%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(9)(16)	First lien senior secured loan	L + 4.00%	9/5/2028	14,000	13,860	13,965	0.9%
Balrog Acquisition, Inc. (dba Bakemark)(9)(16)	Second lien senior secured loan	L + 7.00%	9/3/2029	6,000	5,951	5,950	0.4%
Shearer's Foods, LLC(6)(16)(17)	First lien senior secured loan	L + 3.50%	9/23/2027	4,920	4,920	4,900	0.3%
Sovos Brands Intermediate, Inc.(8)(16)(17)	First lien senior secured loan	L + 3.75%	6/8/2028	4,145	4,135	4,139	0.3%
Ultimate Baked Goods Midco, LLC(6)(16)	First lien senior secured loan	L + 6.25%	8/13/2027	16,500	16,109	16,087	1.0%
Ultimate Baked Goods Midco, LLC(12)(13)(16)	First lien senior secured revolving loan	P + 6.25%	8/13/2027	1,050	1,003	1,000	0.1%
				46,615	45,978	46,041	3.0%
Healthcare equipment and services
Canadian Hospital Specialties Ltd.(10)(16)	First lien senior secured loan	C + 4.25%	4/14/2028	3,530	3,509	3,486	0.2%
Canadian Hospital Specialties Ltd.(13)(14)(15)(16)	First lien senior secured delayed draw term loan	C + 4.50%	4/15/2023	—	(6)	(12)	0.0%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(25)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(20)	Fair Value	Percentage of Net Assets
Canadian Hospital Specialties Ltd.(10)(13)(16)	First lien senior secured revolving loan	C + 4.25%	4/15/2027	82	75	69	0.0%
Medline Borrower, LP(6)(16)(17)	First lien senior secured loan	L + 3.25%	10/23/2028	25,000	24,880	24,990	1.6%
Medline Borrower, LP(13)(14)(16)	First lien senior secured revolving loan	L + 3.25%	10/21/2026	—	(44)	(45)	0.0%
Packaging Coordinators Midco, Inc.(8)(16)	Second lien senior secured loan	L + 7.00%	12/13/2029	53,918	52,247	52,840	3.3%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(7)(16)	First lien senior secured loan	L + 6.75%	1/31/2028	42,462	41,832	41,932	2.6%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(13)(14)(16)	First lien senior secured revolving loan	L + 6.75%	1/29/2026	—	(1)	(1)	0.0%
				124,992	122,492	123,259	7.7%
Healthcare providers and services
Ex Vivo Parent Inc. (dba OB Hospitalist)(8)(16)	First lien senior secured loan	L + 9.50%PIK	9/27/2028	30,503	29,909	29,893	1.9%
OB Hospitalist Group, Inc.(8)(16)	First lien senior secured loan	L + 5.50%	9/27/2027	61,657	60,469	60,424	3.8%
OB Hospitalist Group, Inc.(6)(13)(16)	First lien senior secured revolving loan	L + 5.50%	9/27/2027	853	700	693	0.0%
Phoenix Newco, Inc. (dba Parexel)(6)(16)(17)	First lien senior secured loan	L + 3.50%	11/15/2028	27,500	27,363	27,489	1.7%
Phoenix Newco, Inc. (dba Parexel)(6)(16)	Second lien senior secured loan	L + 6.50%	11/15/2029	135,000	133,666	133,650	8.5%
Quva Pharma, Inc.(9)(16)	First lien senior secured loan	L + 5.50%	4/12/2028	4,534	4,409	4,409	0.3%
Quva Pharma, Inc.(13)(14)(16)	First lien senior secured revolving loan	L + 5.50%	4/10/2026	—	(12)	(13)	0.0%
Refresh Parent Holdings, Inc.(8)(16)	First lien senior secured loan	L + 6.50%	12/9/2026	7,836	7,756	7,778	0.5%
Refresh Parent Holdings, Inc.(8)(13)(15)(16)	First lien senior secured delayed draw term loan	L + 6.50%	6/9/2022	380	375	377	0.0%
Refresh Parent Holdings, Inc.(13)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 6.50%	5/17/2023	—	(104)	(80)	0.0%
Refresh Parent Holdings, Inc.(8)(13)(16)	First lien senior secured revolving loan	P + 6.50%	12/9/2026	52	50	51	0.0%
				268,315	264,581	264,671	16.7%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(9)(16)	First lien senior secured loan	L + 5.75%	8/23/2028	54,310	53,480	53,441	3.4%
BCPE Osprey Buyer, Inc. (dba PartsSource)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 5.75%	8/23/2023	—	(223)	(147)	0.0%
BCPE Osprey Buyer, Inc. (dba PartsSource)(13)(14)(16)	First lien senior secured revolving loan	L + 5.75%	8/21/2026	—	(69)	(74)	0.0%
GI Ranger Intermediate, LLC (dba Rectangle Health)(8)(16)	First lien senior secured loan	L + 6.00%	10/30/2028	18,238	17,881	17,873	1.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 6.00%	10/29/2023	—	(27)	(28)	0.0%
GI Ranger Intermediate, LLC (dba Rectangle Health)(13)(14)(16)	First lien senior secured revolving loan	L + 6.00%	10/29/2027	—	(32)	(33)	0.0%
Inovalon Holdings, Inc.(8)(16)	First lien senior secured loan	L + 5.75%	11/24/2028	79,270	77,313	77,289	4.9%
Inovalon Holdings, Inc.(13)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 5.75%	5/24/2024	—	(104)	(106)	0.0%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(25)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(20)	Fair Value	Percentage of Net Assets
Inovalon Holdings, Inc.(8)(16)	Second lien senior secured loan	L + 10.50% PIK	11/24/2033	37,761	37,009	37,005	2.3%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(8)(16)(18)	First lien senior secured loan	L + 6.25%	8/21/2026	28,855	28,506	28,783	1.8%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(8)(13)(16)(18)	First lien senior secured revolving loan	L + 6.25%	8/21/2026	744	744	741	0.0%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(6)(16)(17)	First lien senior secured loan	L + 3.25%	3/10/2028	4,466	4,446	4,459	0.3%
				223,644	218,924	219,203	13.8%
Household products
Southern Air & Heat Holdings, LLC(8)(16)	First lien senior secured loan	L + 4.50%	10/1/2027	1,090	1,074	1,074	0.1%
Southern Air & Heat Holdings, LLC(8)(13)(15)(16)	First lien senior secured delayed draw term loan	L + 4.50%	10/1/2023	76	60	59	0.0%
Southern Air & Heat Holdings, LLC(13)(14)(16)	First lien senior secured revolving loan	L + 4.50%	10/1/2027	—	(4)	(4)	0.0%
Walker Edison Furniture Company LLC(8)(16)	First lien senior secured loan	L + 8.75% (incl. 3.00% PIK)	3/31/2027	9,994	9,994	9,494	0.6%
				11,160	11,124	10,623	0.7%
Human resource support services
Cornerstone OnDemand, Inc.(8)(17)	First lien senior secured loan	L + 3.75%	10/16/2028	20,000	19,902	19,922	1.3%
Cornerstone OnDemand, Inc.(9)(16)	Second lien senior secured loan	L + 6.50%	10/15/2029	44,583	43,927	43,915	2.8%
IG Investments Holdings, LLC (dba Insight Global)(8)(16)	First lien senior secured loan	L + 6.00%	9/22/2028	46,271	45,377	45,462	2.9%
IG Investments Holdings, LLC (dba Insight Global)(6)(13)(16)	First lien senior secured revolving loan	L + 6.00%	9/22/2027	1,806	1,737	1,743	0.1%
				112,660	110,943	111,042	7.1%
Infrastructure and environmental services
Aegion Corporation(8)	First lien senior secured loan	L + 4.75%	5/17/2028	4,988	4,965	5,003	0.3%
USIC Holdings, Inc.(6)(17)	First lien senior secured loan	L + 3.50%	5/12/2028	4,988	4,965	4,976	0.3%
USIC Holdings, Inc.(6)(16)	Second lien senior secured loan	L + 6.50%	5/14/2029	18,000	17,831	17,865	1.1%
				27,976	27,761	27,844	1.7%
Insurance
Alera Group, Inc.(6)(16)	First lien senior secured loan	L + 5.50%	10/2/2028	81,567	79,786	79,731	5.0%
Alera Group, Inc.(6)(13)(15)(16)	First lien senior secured delayed draw term loan	L + 5.50%	10/2/2023	22,412	21,449	21,316	1.3%
AssuredPartners, Inc.(6)(17)	First lien senior secured loan	L + 3.50%	2/12/2027	7,960	7,960	7,940	0.5%
Asurion, LLC(6)(16)(17)	Second lien senior secured loan	L + 5.25%	1/22/2029	48,000	47,543	47,770	3.0%
Brightway Holdings, LLC(8)(16)	First lien senior secured loan	L + 6.50%	12/15/2027	17,895	17,672	17,671	1.1%
Brightway Holdings, LLC(13)(14)	First lien senior secured revolving loan	L + 6.50%	12/15/2027	—	(26)	(26)	0.0%
Evolution BuyerCo, Inc. (dba SIAA)(8)(16)	First lien senior secured loan	L + 6.25%	4/28/2028	9,031	8,911	8,918	0.6%
Evolution BuyerCo, Inc. (dba SIAA)(8)(13)(15)(16)	First lien senior secured delayed draw term loan	L + 6.25%	4/28/2023	6,895	6,652	6,784	0.4%
Evolution BuyerCo, Inc. (dba SIAA)(13)(14)(16)	First lien senior secured revolving loan	L + 6.25%	4/30/2027	—	(9)	(8)	0.0%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(25)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(20)	Fair Value	Percentage of Net Assets
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(8)(16)	First lien senior secured loan	L + 9.50% PIK	7/24/2028	12,348	12,113	12,101	$0.8%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(9)(16)	First lien senior secured loan	L + 6.00%	11/1/2028	45,235	44,791	44,782	2.8%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(9)(13)(15)(16)	First lien senior secured delayed draw term loan D	L + 6.00%	5/1/2023	7,986	7,907	7,906	0.5%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(13)(14)(16)	First lien senior secured revolving loan	L + 6.00%	11/1/2027	—	(25)	(26)	0.0%
PCF Midco II, LLC (dba PCF Insurance Services)(16)(24)	First lien senior secured loan	9.00% PIK	10/31/2031	44,340	40,169	40,128	2.5%
TEMPO BUYER CORP. (dba Global Claims Services)(8)(16)	First lien senior secured loan	L + 5.50%	8/26/2028	36,524	35,823	35,793	2.3%
TEMPO BUYER CORP. (dba Global Claims Services)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 5.50%	8/26/2023	—	(98)	(103)	0.0%
TEMPO BUYER CORP. (dba Global Claims Services)(13)(14)(16)	First lien senior secured revolving loan	L + 5.50%	8/26/2027	—	(97)	(103)	0.0%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)(16)	First lien senior secured loan	L + 5.50%	7/23/2027	15,055	14,771	14,754	0.9%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)(13)(14)(16)	First lien senior secured revolving loan	L + 5.50%	7/23/2027	18	(2)	(4)	0.0%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(6)(16)	First lien senior secured loan	L + 5.25%	12/22/2028	24,585	24,218	24,218	1.5%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(12)(13)(16)	First lien senior secured revolving loan	P + 4.25%	12/22/2027	341	290	290	0.0%
				380,192	369,798	369,832	23.2%
Internet software and services
Bayshore Intermediate #2, L.P. (dba Boomi)(8)(16)	First lien senior secured loan	L + 7.75%PIK	10/2/2028	19,121	18,702	18,690	1.2%
Bayshore Intermediate #2, L.P. (dba Boomi)(13)(14)(16)	First lien senior secured revolving loan	L + 6.75%	10/1/2027	—	(34)	(36)	0.0%
BCPE Nucleon (DE) SPV, LP(9)(16)	First lien senior secured loan	L + 7.00%	9/24/2026	1,333	1,316	1,327	0.1%
BCTO BSI Buyer, Inc. (dba Buildertrend)(8)(16)	First lien senior secured loan	L + 7.00%	12/23/2026	893	885	888	0.1%
BCTO BSI Buyer, Inc. (dba Buildertrend)(8)(13)(16)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	60	59	60	0.0%
CivicPlus, LLC(8)(16)	First lien senior secured loan	L + 6.00%	8/24/2027	9,387	9,297	9,293	0.6%
CivicPlus, LLC(13)(15)(16)	First lien senior secured delayed draw term loan	L + 6.00%	8/24/2023	—	—	—	0.0%
CivicPlus, LLC(13)(14)(16)	First lien senior secured revolving loan	L + 6.00%	8/24/2027	—	(8)	(9)	0.0%
EET Buyer, Inc. (dba e-Emphasys)(8)(16)	First lien senior secured loan	L + 5.75%	11/8/2027	19,545	19,355	19,350	1.2%
EET Buyer, Inc. (dba e-Emphasys)(13)(14)(16)	First lien senior secured revolving loan	L + 5.75%	11/8/2027	—	(19)	(20)	0.0%
GovBrands Intermediate, Inc.(8)(16)	First lien senior secured loan	L + 5.50%	8/4/2027	8,346	8,149	8,137	0.5%
GovBrands Intermediate, Inc.(6)(13)(15)(16)	First lien senior secured delayed draw term loan	L + 5.50%	8/4/2023	1,883	1,827	1,825	0.1%
GovBrands Intermediate, Inc.(13)(14)(16)	First lien senior secured revolving loan	L + 5.50%	8/4/2027	—	(21)	(22)	0.0%
Granicus, Inc.(8)(16)	First lien senior secured loan	L + 6.50%	1/29/2027	1,830	1,792	1,798	0.1%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(25)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(20)	Fair Value	Percentage of Net Assets
Granicus, Inc.(13)(14)(16)	First lien senior secured revolving loan	L + 6.50%	1/29/2027	—	(3)	(3)	0.0%
Granicus, Inc.(8)(13)(15)(16)	First lien senior secured delayed draw term loan	L + 6.00%	1/30/2023	208	203	203	0.0%
GS Acquisitionco, Inc. (dba insightsoftware)(8)	First lien senior secured loan	L + 5.75%	5/22/2026	5,805	5,777	5,776	0.4%
GS Acquisitionco, Inc. (dba insightsoftware)(8)(13)(14)(15)	First lien senior secured delayed draw term loan	L + 5.75%	11/2/2022	—	(12)	(13)	0.0%
Help/Systems Holdings, Inc.(7)(16)(17)	First lien senior secured loan	L + 4.75%	11/19/2026	7,698	7,695	7,665	0.5%
Hyland Software, Inc.(6)	Second lien senior secured loan	L + 6.25%	7/7/2025	22,500	22,491	22,642	1.4%
Ivanti Software, Inc.(8)	Second lien senior secured loan	L + 7.25%	12/1/2028	19,000	18,906	18,905	1.2%
MessageBird BidCo B.V.(8)(16)(18)	First lien senior secured loan	L + 6.75%	4/29/2027	5,000	4,899	4,900	0.3%
Ministry Brands Holdings, LLC(8)(16)	First lien senior secured loan	L + 5.50%	12/29/2028	49,435	48,447	48,446	3.1%
Ministry Brands Holdings, LLC(13)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 5.50%	12/29/2023	—	(158)	(158)	0.0%
Ministry Brands Holdings, LLC(13)(14)(16)	First lien senior secured revolving loan	L + 5.50%	12/27/2027	—	(95)	(95)	0.0%
QAD, Inc.(8)(16)	First lien senior secured loan	L + 6.00%	11/5/2027	46,500	45,589	45,570	2.9%
QAD, Inc.(13)(14)(16)	First lien senior secured revolving loan	L + 6.00%	11/5/2027	—	(117)	(120)	0.0%
Proofpoint, Inc.(8)(16)	Second lien senior secured loan	L + 6.25%	9/1/2029	7,500	7,464	7,463	0.5%
Tahoe Finco, LLC(8)(16)(18)	First lien senior secured loan	L + 6.00%	9/29/2028	83,721	82,906	82,716	5.2%
Tahoe Finco, LLC(13)(14)(16)(18)	First lien senior secured revolving loan	L + 6.00%	10/1/2027	—	(60)	(75)	0.0%
Thunder Purchaser, Inc. (dba Vector Solutions)(9)(16)	First lien senior secured loan	L + 5.75%	6/30/2028	12,063	11,949	11,972	0.7%
Thunder Purchaser, Inc. (dba Vector Solutions)(13)(14)(16)	First lien senior secured revolving loan	L + 5.75%	6/30/2027	—	(7)	(5)	0.0%
Thunder Purchaser, Inc. (dba Vector Solutions)(13)(15)(16)	First lien senior secured delayed draw term loan	L + 5.75%	8/17/2023	—	—	—	0.0%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(9)(16)	First lien senior secured loan	L + 4.00%	7/28/2028	5,000	4,979	4,975	0.3%
When I Work, Inc.(8)	First lien senior secured loan	L + 6.00%	11/2/2027	22,206	21,988	21,983	1.4%
When I Work, Inc.(13)(14)	First lien senior secured revolving loan	L + 6.00%	11/2/2027	—	(40)	(42)	0.0%
				349,034	344,101	343,986	21.8%
Leisure and entertainment
Troon Golf, L.L.C.(8)(16)	First lien senior secured loan	L + 6.00%	8/5/2027	94,358	93,913	93,886	5.9%
Troon Golf, L.L.C.(13)(14)(16)	First lien senior secured revolving loan	L + 6.00%	8/5/2026	—	(33)	(36)	0.0%
				94,358	93,880	93,850	5.9%
Manufacturing
ACR Group Borrower, LLC(8)(16)	First lien senior secured loan	L + 4.25%	3/31/2028	4,104	4,050	4,063	0.3%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(25)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(20)	Fair Value	Percentage of Net Assets
ACR Group Borrower, LLC(13)(14)(16)	First lien senior secured revolving loan	L + 4.50%	3/31/2026	—	(11)	(9)	0.0%
Engineered Machinery Holdings, Inc. (dba Duravant)(8)(16)(17)	First lien senior secured loan	L + 3.75%	5/19/2028	5,000	4,976	4,981	0.3%
Engineered Machinery Holdings, Inc. (dba Duravant)(8)	Second lien senior secured loan	L + 6.50%	5/21/2029	21,000	20,905	21,000	1.3%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)(16)	Second lien senior secured loan	L + 8.25%	12/29/2028	900	879	888	0.1%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(8)(16)	First lien senior secured loan	L + 5.75%	7/21/2027	40,969	40,584	40,559	2.6%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(8)(13)(15)(16)	First lien senior secured delayed draw term loan	L + 5.75%	7/21/2023	3,085	3,055	3,054	0.2%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(13)(14)(16)	First lien senior secured revolving loan	L + 5.75%	7/21/2027	—	(33)	(36)	0.0%
				75,058	74,405	74,500	4.8%
Professional Services
Apex Group Treasury, LLC(8)(16)(18)	Second lien senior secured loan	L + 6.75%	7/27/2029	5,000	4,952	4,950	0.3%
Apex Group Treasury, LLC(13)(15)(16)(18)	Second lien senior secured delayed draw term loan	L + 6.75%	6/30/2022	—	—	—	0.0%
Apex Group Treasury, LLC(8)(16)(18)	First lien senior secured loan	L + 3.75%	7/27/2028	4,988	4,976	4,975	0.3%
Guidehouse Inc.(6)(16)	First lien senior secured loan	L + 5.50%	10/16/2028	92,982	92,077	92,053	5.8%
Guidehouse Inc.(13)(16)	First lien senior secured revolving loan	L + 5.50%	10/15/2027	—	—	(70)	0.0%
Relativity ODA LLC(6)(16)	First lien senior secured loan	L + 7.50% PIK	5/12/2027	4,585	4,526	4,528	0.3%
Relativity ODA LLC(13)(14)(16)	First lien senior secured revolving loan	L + 6.50%	5/12/2027	—	(6)	(5)	0.0%
Sovos Compliance, LLC(6)(16)(17)	First lien senior secured loan	L + 4.50%	8/11/2028	6,396	6,380	6,408	0.4%
Sovos Compliance, LLC(13)(16)(17)	First lien senior secured delayed draw term loan	L + 4.50%	8/12/2023	—	—	—	0.0%
				113,951	112,905	112,839	7.1%
Specialty retail
Notorious Topco, LLC (dba Beauty Industry Group)(8)(16)	First lien senior secured loan	L + 6.50%	11/23/2027	60,915	60,015	60,002	3.8%
Notorious Topco, LLC (dba Beauty Industry Group)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 6.50%	11/23/2023	—	(54)	(22)	0.0%
Notorious Topco, LLC (dba Beauty Industry Group)(13)(16)	First lien senior secured revolving loan	L + 6.50%	5/24/2027	880	803	801	0.1%
Milan Laser Holdings LLC(8)(16)	First lien senior secured loan	L + 5.00%	4/27/2027	20,632	20,445	20,477	1.3%
Milan Laser Holdings LLC(13)(14)(16)	First lien senior secured revolving loan	L + 5.00%	4/27/2026	—	(15)	(13)	0.0%
The Shade Store, LLC(8)(16)	First lien senior secured loan	L + 6.00%	10/13/2027	68,182	67,355	67,330	4.3%
The Shade Store, LLC(13)(14)(16)	First lien senior secured revolving loan	L + 6.00%	10/13/2027	—	(81)	(85)	0.0%
				150,609	148,468	148,490	9.5%
Telecommunications
Park Place Technologies, LLC(6)(16)(17)	First lien senior secured loan	L + 5.00%	11/10/2027	993	958	989	0.1%
				993	958	989	0.1%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(25)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(20)	Fair Value	Percentage of Net Assets
Transportation
Motus Group, LLC(8)(16)	Second lien senior secured loan	L + 6.50%	12/10/2029	10,000	9,901	9,900	0.6%
				10,000	9,901	9,900	0.6
Total non-controlled/non-affiliated portfolio company debt investments				$3,035,699	$2,988,942	$2,991,697	189.1%
Equity Investments
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(16)(18)(19)(21)	LP Interest	N/A	N/A	$33,000	$33,064	$33,000	2.1%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(16)(19)	Series A Convertible Preferred Stock	7.00% PIK	N/A	10,769	10,928	11,215	0.7%
					43,992	44,215	2.8%
Buildings and real estate
Skyline Holdco B, Inc. (dba Dodge Data & Analytics)(16)(19)(21)	Series A Preferred Stock	N/A	N/A	143,963	216	238	0.0%
					216	238	0.0%
Business services
Denali Holding LP (dba Summit Companies)(16)(19)(21)	Class A Units	N/A	N/A	596,708	5,967	5,967	0.4%
Hercules Buyer LLC (dba The Vincit Group)(16)(19)(21)(23)	Common Units	N/A	N/A	10,000	11	12	0.0%
					5,978	5,979	0.4%
Consumer products
ASP Conair Holdings LP(16)(19)(21)	Class A Units	N/A	N/A	9,286	929	929	0.1%
					929	929	0.1%
Healthcare equipment and services
KPCI Holdings, L.P.(16)(19)(21)	Class A Units	N/A	N/A	30,425	2,313	2,675	0.1%
Patriot Holdings SCSp (dba Corza Health, Inc.)(16)(19)	Class A Units	8.00% PIK	N/A	982	991	991	0.1%
Patriot Holdings SCSp (dba Corza Health, Inc.)(16)(19)(21)	Class B Units	N/A	N/A	13,517	146	153	0.0%
					3,450	3,819	0.2%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(16)(19)(21)	Class A Interests	N/A	N/A	3,520	3,520	3,520	0.2%
Restore OMH Intermediate Holdings, Inc.(16)(19)	Senior Preferred Stock	13.00% (PIK)	N/A	349	341	340	0.0%
					3,861	3,860	0.2%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)(16)(19)	Series A Preferred Stock	10.50% PIK	N/A	12,750	12,717	12,710	0.8%
					12,717	12,710	0.8%
Insurance
Evolution Parent, LP (dba SIAA)(16)(19)(21)	LP Interest	N/A	N/A	270	270	270	0.0%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(16)(19)(21)	LP Interest	N/A	N/A	421	422	421	0.0%
PCF Holdco, LLC (dba PCF Insurance Services)(16)(19)(21)	Class A Units	N/A	N/A	4,639,506	11,788	11,789	0.7%
PCF Holdco, LLC (dba PCF Insurance Services)(16)(19)(21)	Class A Warrants	N/A	N/A	1,398,737	3,547	3,547	0.2%
					16,027	16,027	0.9%
Internet software and services
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(16)(19)(21)	Common Units	N/A	N/A	1,729,438	1,729	1,729	0.1%
MessageBird Holding B.V.(16)(18)(19)(21)	Extended Series C Warrants	N/A	N/A	7,980	49	49	0.0%
Thunder Topco L.P. (dba Vector Solutions)(16)(19)(21)	Common Units	N/A	N/A	712,884	713	841	0.1%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(25)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(20)	Fair Value	Percentage of Net Assets
WMC Bidco, Inc. (dba West Monroe)(16)(19)	Senior Preferred Stock	11.25% PIK	N/A	33,385	32,494	32,467	2.1%
BCTO WIW Holdings, Inc. (dba When I Work)(16)(19)(21)	Class A Common Stock	N/A	N/A	57,000	5,700	5,700	0.4%
					40,685	40,786	2.7%
Manufacturing
Gloves Holding, LP (dba Protective Industrial Products)(16)(19)(21)	LP Interest	N/A	N/A	100	100	112	0.0%
					100	112	0.0%
Total non-controlled/non-affiliated portfolio company equity investments					$127,955	$128,675	8.1%
Total Investments					$3,116,897	$3,120,372	197.2% %

(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(3)Unless otherwise indicated, all investments are considered Level 3 investments.
(4)The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2021 was 0.10%.
(7)The interest rate on these loans is subject to 2 month LIBOR, which as of December 31, 2021 was 0.15%.
(8)The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2021 was 0.21%.
(9)The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2021 was 0.34%.
(10)The interest rate on these loans is subject to 3 month CDOR, which as of December 31, 2021 was 0.52%.
(11)The interest rate on these loans is subject to SONIA, which as of December 31, 2021 was 0.19%.
(12)The interest rate on these loans is subject to the Prime rate, which as of December 31, 2021 was 3.25%.
(13)Position or portion thereof is an unfunded loan commitment. See Note 7 “Commitments and Contingencies”.
(14)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(15)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(16)Represents co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 "Agreements and Related Party Transactions".
(17)Level 2 Investment.
(18)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2021, non-qualifying assets represented 7.9% of total assets as calculated in accordance with the regulatory requirements.
(19)Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted security” under the Securities Act. As of December 31, 2021, the aggregate fair value of these securities is $128.7 million, or 8.1% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
ASP Conair Holdings LP	Class A Units	May 17, 2021
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 12, 2021

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of December 31, 2021
(Amounts in thousands, except share amounts)

Denali Holding LP (dba Summit Companies)	Class A Units	September 15, 2021
Evolution Parent, LP (dba SIAA)	Class A Interests	April 30, 2021
Gloves Holding, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Holdings, L.P.	LP Interest	November 30, 2020
MessageBird Holding B.V.	Extended Series C Warrants	April 29, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Warrants	November 1, 2021
Restore OMH Intermediate Holdings, Inc.	Senior Preferred Stock	December 9, 2020
Skyline Holdco B, Inc. (dba Dodge Data & Analytics)	Series A Preferred Stock	April 14, 2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	October 15, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021

(20)As of December 31, 2021, the net estimated unrealized gain on investments for U.S. federal income tax purposes was $4.2 million based on a tax cost basis of $3.1 billion. As of December 31, 2021, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $1.5 million. As of December 31, 2021, the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $5.7 million.
(20)Investment is non-income producing.
(21)Investment is not pledged as collateral for the credit facilities.
(22)We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(23)Investment does not contain a variable rate structure.
(24)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility and SPV Asset Facilities. See Note 6 "Debt".

Owl Rock Core Income Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$69,073	$2,306	$111,664	$2,231
Net change in unrealized gain (loss)	(168,930)	803	(192,387)	834
Net realized gain (loss) on investments	131	(12)	568	7
Net Increase (Decrease) in Net Assets Resulting from Operations	(99,726)	3,097	(80,155)	3,072
Distributions
Class S	(20,656)	(253)	(34,381)	(253)
Class D	(5,880)	(323)	(10,014)	(339)
Class I	(36,741)	(1,815)	(59,261)	(2,009)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(63,277)	(2,391)	(103,656)	(2,601)
Capital Share Transactions
Class S:
Issuance of shares of common stock	416,884	26,580	866,252	26,580
Repurchase of common shares	(8,365)	—	(14,366)	—
Reinvestment of shareholders' distributions	6,264	70	9,894	70
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	414,783	26,650	861,780	26,650
Class D:
Issuance of shares of common stock	72,746	28,196	188,148	31,192
Repurchase of common shares	(1,110)	—	(1,414)	—
Reinvestment of shareholders' distributions	2,400	114	3,861	114
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	74,036	28,310	190,595	31,306
Class I:
Issuance of shares of common stock	779,907	115,968	1,430,903	138,848
Repurchase of common shares	(18,414)	—	(35,392)	—
Reinvestment of shareholders' distributions	10,708	239	16,593	239
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	772,201	116,207	1,412,104	139,087
Total Increase (Decrease) in Net Assets	1,098,017	171,873	2,280,668	197,514
Net Assets, at beginning of period	2,763,379	37,914	1,580,728	12,273
Net Assets, at end of period	$3,861,396	$209,787	$3,861,396	$209,787

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Core Income Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$(80,155)	$3,072
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(5,777,986)	(412,050)
Proceeds from investments and investment repayments, net	277,973	6,851
Net change in unrealized (gain) loss on investments	191,514	(812)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	873	(22)
Net realized (gain) loss on investments	(359)	(7)
Net realized (gain) loss on foreign currency transactions relating to investments	—	(3)
Paid-in-kind interest and dividends	(23,514)	(176)
Net amortization/accretion of premium/discount on investments	(6,090)	(113)
Amortization of debt issuance costs	4,069	267
Amortization of offering costs	2,350	—
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(19,041)	(1,199)
(Increase) decrease in receivable for investments sold	(423)	—
(Increase) decrease in due from adviser	(6,775)	(659)
(Increase) decrease in prepaid expenses and other assets	(103,397)	(15)
Increase (decrease) in payable for investments purchased	48,211	64,597
Increase (decrease) in payables to affiliates	9,209	(191)
Increase (decrease) in tender payable	26,476	—
Increase (decrease) in accrued expenses and other liabilities	29,820	999
Net cash used in operating activities	(5,427,245)	(339,461)
Cash Flows from Financing Activities
Borrowings on debt	6,000,061	496,358
Repayments of debt	(2,838,600)	(338,600)
Debt issuance costs	(30,864)	(6,265)
Repurchase of common stock	(51,172)	—
Proceeds from issuance of common shares	2,485,303	196,619
Distributions paid to shareholders	(59,048)	(1,042)
Net cash provided by financing activities	5,505,680	347,070
Net increase (decrease) in cash	78,435	7,609
Cash, beginning of period	21,459	8,153
Cash, end of period	$99,894	$15,762

Supplemental and Non-Cash Information
Interest paid during the period	$20,029	$766
Distributions declared during the period	$103,656	$2,601
Reinvestment of distributions during the period	$30,348	$423
Distributions payable	$23,265	$1,136

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

Since meeting the minimum offering requirement and commencing its continuous public offering through June 30, 2022, the Company has issued 154,260,988 shares of Class S common stock, 38,744,127 shares of Class D common stock and 244,521,750 shares of Class I common stock for gross proceeds of $1,441.8 million, $360.0 million and $2,267.7 million, respectively, including

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
$1,000 of seed capital contributed by its Adviser in September of 2020, $25.0 million in gross proceeds raised in a private placement from Owl Rock Feeder FIC ORCIC Equity LLC and 8,578,458 shares of Class I common stock issued in a private placement to feeder vehicles primarily created to hold the Company's Class I shares for gross proceeds of approximately $79.3 million.

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

Investments for which market quotations are readily available are typically valued at the bid price of those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of the Company’s investments, are valued at fair value as determined in good faith by the Board, based on, among other things, the input of the Adviser, the Company’s audit committee, and independent third- party valuation firm(s) engaged at the direction of the Board.

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

The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:

•With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;
•With respect to investments for which market quotations are not readily available, the valuation process begins with the independent valuation firm(s) providing a preliminary valuation of each investment to the Adviser’s valuation committee;
•Preliminary valuation conclusions are documented and discussed with the Adviser’s valuation committee. Agreed upon valuation recommendations are presented to the Audit Committee;

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
•The Audit Committee reviews the valuation recommendations and recommends values for each investment to the Board; and
•The Board reviews the recommended valuations and determines the fair value of each investment.

The Company conducts this valuation process on a quarterly basis.

The Company applies Financial Accounting Standards Board Accounting Standards Codification (“FASB”) 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

•Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
•Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes accretion and amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three months ended June 30, 2022, PIK interest income earned was $7.2 million, representing 5.6% of total investment income. For the six months ended June 30, 2022, PIK interest income earned was $12.2 million, representing 6.1% of total investment income. For the three and six months ended June 30, 2021, PIK interest earned was less than 5% of investment income.

Discounts to par value on securities purchased are accreted into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
investments represents the original cost adjusted for the accretion and amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point we believe PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2022, no investments are on non-accrual status.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies. These fees are generally only available to the Company as a result of closing investments, are normally paid at the closing of the investments, are generally non- recurring, and are recognized as revenue when earned upon closing of the investment. The services that the Adviser provides vary by investment, but can include closing, work, diligence or other similar fees and fees for providing managerial assistance to our portfolio companies.

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Income Taxes

The Company has elected to be treated as a RIC under the Code beginning with the taxable year ended December 31, 2020 and intends to qualify as a RIC thereafter. So long as the Company obtains and maintains its tax treatment as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Instead, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

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

Expenses that are common to all share classes are borne by each class of shares based on the net assets of the Company attributable to each class. Expenses that are specific to a class of shares are allocated to such class either directly or through the servicing fees paid pursuant to the Company’s distribution plan. See Note 3. "Agreements and Related Party Transactions – Shareholder Servicing Plan.”

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

Consolidation

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Note 3. Agreements and Related Party Transactions

As of June 30, 2022, the Company had payables to affiliates of $18.3 million, primarily comprised of $9.5 million of accrued performance based incentive fees, $6.7 million of management fees, and $2.0 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement. As of December 31, 2021, the Company had payables to affiliates of $9.1 million, primarily comprised of $4.2 million of accrued performance based incentive fees, $1.1 million of management fees, $2.1 million in obligations to repay expense support from the Adviser pursuant to the Investment Advisory Agreement, and $1.7 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement.

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

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

For the three and six months ended June 30, 2022, the Company incurred expenses of approximately $1.0 million and $2.0 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2021, the Company incurred expenses of approximately $0.6 million and $0.9 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

The base management fee is payable monthly in arrears. The base management fee is calculated at an annual rate of 1.25% based on the average value of the Company’s net assets at the end of the two most recently completed calendar months. All or part of the base management fee not taken as to any month will be deferred without interest and may be taken in any such month prior to the occurrence of a liquidity event. Base management fees for any partial month are prorated based on the number of days in the month. On September 30,2020 and February 23, 2021, the Adviser agreed to waive 100% of the base management fee for the quarters ended December 31, 2020 and March 31, 2021, respectively. Any portion of management fees waived shall not be subject to recoupment.

For the three and six months ended June 30, 2022, management fees were $9.3 million and $14.9 million, respectively. For the three and six months ended June 30, 2021, management fees (gross of waivers) were $214 thousand and $266 thousand, respectively. For the six months ended June 30, 2021, $52 thousand of management fees were waived.

Pursuant to the Investment Advisory Agreement, the Adviser is entitled to an incentive fee. The incentive fee consists of two parts: (i) an incentive fee on income and (ii) an incentive fee on capital gains. Each part of the incentive fee is outlined below.

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The incentive fee on income will be calculated and payable quarterly in arrears and will be based upon the Company’s pre- incentive fee net investment income for the immediately preceding calendar quarter. In the case of a liquidation of the Company or if the Investment Advisory Agreement is terminated, the fee will also become payable as of the effective date of the event.

The incentive fee on income for each calendar quarter will be calculated as follows:

•No incentive fee on income will be payable in any calendar quarter in which the pre-incentive fee net investment income does not exceed a quarterly return to investors of 1.25% of the Company’s net asset value for that immediately preceding calendar quarter. The Company refers to this as the quarterly preferred return.

•All of the Company’s pre-incentive fee net investment income, if any, that exceeds the quarterly preferred return, but is less than or equal to 1.43%, which the Company refers to as the upper level breakpoint, of the Company’s net asset value for that immediately preceding calendar quarter, will be payable to the Company’s Adviser. The Company refers to this portion of the incentive fee on income as the “catch-up.” It is intended to provide an incentive fee of 12.50% on all of the Company’s pre-incentive fee net investment income when the pre-incentive fee net investment income reaches 1.43% of the Company’s net asset value for that calendar quarter, measured as of the end of the immediately preceding calendar quarter. The quarterly preferred return of 1.25% and upper level breakpoint of 1.43% are also adjusted for the actual number of days each calendar quarter.

•For any quarter in which the Company’s pre-incentive fee net investment income exceeds the upper level break point of 1.43% of the Company’s net asset value for that immediately preceding calendar quarter, the incentive fee on income will equal 12.50% of the amount of the Company’s pre-incentive fee net investment income, because the quarterly preferred return and catch up will have been achieved.

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

For the three and six months ended June 30, 2022, the Company incurred performance based incentive fees on net investment income of $9.5 million and $14.9 million, respectively. For the three and six months ended June 30, 2021, the Company incurred performance based incentive fees on net investment income of $94 thousand.

For the three and six months ended June 30, 2022, the Company did not incur performance based incentive fees based on capital gains. For the six months ended June 30, 2022, the Company recorded a reversal of previously recorded performance based incentive fees based on capital gains of $0.6 million. For the three and six months ended June 30, 2021, the Company incurred performance based incentive fees on capital gains of $105 thousand.

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
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

For the three and six months ended June 30, 2022, subject to the 1.5% organization and offering cost cap, the Company did not accrue any initial organization and offering expenses that are reimbursable to the Adviser.

For the six months ended June 30, 2021, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization expenses of $0.3 million that are reimbursable to the Adviser. The Company did not accrue initial organization and offering expenses that are reimbursable to the Adviser for the three months ended June 30, 2021.

From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms.

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company relies on an order for exemptive relief (the "Order") that has been granted by the SEC to the Adviser to co-invest with other funds managed by the Adviser or its affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing, and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.

The Adviser is affiliated with Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), and Owl Rock Diversified Advisors LLC (“ORDA”), Owl Rock Technology Advisors II LLC, ("ORTA II"), and the Adviser, the “Owl Rock Advisers”, are also investment advisers. The Owl Rock Advisers are indirect affiliates of Blue Owl and comprise part of “Owl Rock,” a division of Blue Owl focused on direct lending. The Adviser's or its affiliates' investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company, and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
investment portfolio of other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to the Company’s.

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

Shareholder Servicing Plan

Subject to FINRA limitations on underwriting compensation and pursuant to a distribution plan adopted by the Company in compliance with Rules 12b-1 and 17d-3 under the 1940 Act, as if those rules applied to the Company, the Company will pay Blue Owl Securities servicing fees for ongoing services as follows:

•with respect to the Company’s outstanding Class S shares equal to 0.85% per annum of the aggregate net asset value of the Company’s outstanding Class S shares; and

•with respect to the Company’s outstanding Class D shares equal to 0.25% per annum of the aggregate net asset value of the Company’s outstanding Class D shares.

The Company will not pay an ongoing servicing fee with respect to the Company’s outstanding Class I shares.

For the three and six months ended June 30, 2022, the Company paid servicing fees with respect to Class D shares of $0.2 million and $0.4 million, respectively. For the three and six months ended June 30, 2022, the Company paid servicing fees with respect to Class S shares of $2.7 million and $4.5 million, respectively.

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Company’s Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, the Company will be required to fund any Expense Payments that have not been reimbursed by the Company to the Adviser.

As of June 30, 2022, the amount of Expense Support Payments provided by the Adviser since inception is $9.4 million. During the three and six months ended June 30, 2022, the Company did not repay expense support to the Adviser. The Company may or may not reimburse remaining expense support in the future. As of June 30, 2021, the amount of Expense Support Payments provided by the Adviser since inception is $2.6 million. During the three and six months ended June 30, 2021, the Company did not repay expense support to the Adviser. The Company may or may not reimburse remaining expense support in the future.

The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following three month periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Operating Expense Ratio(2)
($ in thousands)
March 31, 2021	$822	$822	$—	6.7%	March 31, 2024	9.47%
June 30, 2021	1,756	1,756	—	6.6%	June 30, 2024	2.43%
March 31, 2022	4,062	—	4,062	7.2%	March 31, 2025	0.67%
June 30, 2022	2,713	—	2,713	7.4%	June 30, 2025	0.67%
Total	$9,353	$2,578	$6,775

(1)The effective rate of distribution per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular monthly cash distributions per share as of such date without compounding), divided by the Company’s net asset value per share as of such date.
(2)The operating expense ratio is calculated by dividing operating expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by the Company’s net assets.

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

On June 22, 2022, the Company and Feeder FIC Debt, entered into a Termination Agreement (the “Termination Agreement”) pursuant to which the Loan Agreement was terminated. Upon execution of the Termination Agreement there were no amounts outstanding pursuant to the Loan Agreement or the Promissory Notes.

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
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

Investments at fair value and amortized cost consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$6,934,459	$6,809,423	$2,490,219	$2,491,334
Second-lien senior secured debt investments	946,684	900,730	496,559	498,247
Unsecured debt investments	214,522	201,174	2,164	2,116
Preferred equity investments	422,634	411,936	56,696	56,970
Common equity investments	128,574	127,965	71,259	71,705
Total Investments	$8,646,873	$8,451,228	$3,116,897	$3,120,372

The industry composition of investments based on fair value as of June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021
Advertising and media	1.0%	2.8%
Aerospace and defense	0.4	0.5
Automotive	1.1	1.7
Buildings and real estate	5.2	4.0
Business services	7.5	7.7
Chemicals	1.8	3.4
Consumer products	3.4	3.6
Containers and packaging	4.5	4.8
Distribution	3.4	1.7
Education	2.0	0.2
Energy equipment and services	0.3	—
Financial services	4.3	4.3
Food and beverage	7.5	1.5
Healthcare equipment and services	5.4	4.1
Healthcare providers and services	11.2	8.6
Healthcare technology	6.5	7.0
Household products	2.8	0.3
Human resource support services	1.4	4.0
Infrastructure and environmental services	1.2	0.9
Insurance	7.1	12.4
Internet software and services	11.7	12.3
Leisure and entertainment	1.3	3.0
Manufacturing	2.3	2.4
Professional services	2.4	3.6
Specialty retail	3.7	4.8
Telecommunications	0.2	0.1
Transportation	0.4	0.3
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of June 30, 2022 and December 31, 2021 was as follows:

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	June 30, 2022	December 31, 2021
United States:
Midwest	22.9%	22.8%
Northeast	17.5	17.1
South	33.3	28.0
West	19.4	26.8
International	6.9	5.3
Total	100.0%	100.0%

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of June 30, 2022 and December 31, 2021:

	June 30, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$963,781	$5,845,642	$6,809,423
Second-lien senior secured debt investments	—	141,809	758,921	900,730
Unsecured debt investments	—	48,476	152,698	201,174
Preferred equity investments	—	—	411,936	411,936
Common equity investments	—	—	127,965	127,965
Total Investments	$—	$1,154,066	$7,297,162	$8,451,228

	December 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$162,988	$2,328,346	$2,491,334
Second-lien senior secured debt investments	—	47,770	450,477	498,247
Unsecured debt investments	—	—	2,116	2,116
Preferred equity investments	—	—	56,970	56,970
Common equity investments	—	—	71,705	71,705
Total Investments	$—	$210,758	$2,909,614	$3,120,372

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2022 and 2021:

	As of and for the Three Months Ended June 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$3,735,077	$602,817	$123,608	$156,555	$101,090	$4,719,147
Purchases of investments, net	2,292,454	215,592	34,078	261,348	31,046	2,834,518
Payment-in-kind	7,701	1,475	2,532	3,915	14	15,637
Proceeds from investments, net	(152,174)	(39,832)	—	—	—	(192,006)
Net change in unrealized gain (loss)	(45,346)	(23,870)	(7,565)	(9,976)	(4,183)	(90,940)
Net realized gains (losses)	108	—	—	—	—	108
Net amortization/accretion of premium/discount on investments	2,887	236	45	94	(2)	3,260
Transfers into (out of) Level 3(1)	4,935	2,503	—	—	—	7,438
Fair value, end of period	$5,845,642	$758,921	$152,698	$411,936	$127,965	$7,297,162
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended June 30, 2022, transfers out of Level 2 into Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Six Months Ended June 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,328,346	$450,477	$2,116	$56,970	$71,705	$2,909,614
Purchases of investments, net	3,731,936	384,585	154,853	359,358	57,151	4,687,883
Payment-in-kind	11,360	2,561	2,614	6,938	40	23,513
Proceeds from investments, net	(196,052)	(39,832)	—	(642)	—	(236,526)
Net change in unrealized gain (loss)	(59,849)	(26,799)	(6,940)	(10,958)	(1,054)	(105,600)
Net realized gains (losses)	156	—	—	202	—	358
Net amortization/accretion of premium/discount on investments	4,855	367	55	191	—	5,468
Transfers between investment types	—	—	—	(123)	123	—
Transfers into (out of) Level 3(1)	24,890	(12,438)	—	—	—	12,452
Fair value, end of period	$5,845,642	$758,921	$152,698	$411,936	$127,965	$7,297,162
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the six months ended June 30, 2022, transfers out of Level 2 into Level 3 and transfers into Level 2 from Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Three Months Ended June 30, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$46,724	$4,254	$2,068	$307	$471	$53,824
Purchases of investments, net(1)	191,087	100,571	—	10,747	1,929	304,334
Proceeds from investments, net	(235)	—	—	—	—	(235)
Net change in unrealized gain (loss) on investments	60	366	43	(5)	61	525
Net realized gain (loss) on investments	2	—	—	—	—	2
Net amortization/accretion of premium/discount on investments	78	12	1	—	—	91
Transfers into (out of) Level 3(2)	(11,939)	—	—	—	—	(11,939)
Fair value, end of period	$225,777	$105,203	$2,112	$11,049	$2,461	$346,602

(1)Purchases may include payment-in-kind (“PIK”).
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended June 30, 2021, transfers into Level 2 from Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Six Months Ended June 30, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$9,404	$4,232	$22	$295	$423	$14,376
Purchases of investments, net (1)	234,107	100,571	2,056	10,761	1,973	349,468
Proceeds from investments, net	(6,024)	—	—	—	—	(6,024)
Net change in unrealized gain (loss) on investments	133	386	33	(7)	65	610
Net realized gain (loss) on investments	10	—	—	—	—	10
Net amortization/accretion of premium/discount on investments	86	14	1	—	—	101
Transfers into (out of) Level 3(2)	(11,939)	—	—	—	—	(11,939)
Fair value, end of period	$225,777	$105,203	$2,112	$11,049	$2,461	$346,602

(1)Purchases may include payment-in-kind (“PIK”).
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the six months ended June 30, 2021, transfers into Level 2 from Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The following tables present information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and six months ended June 30, 2022 and 2021:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2022 on Investments Held at June 30, 2022	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2021 on Investments Held at June 30, 2021
First-lien senior secured debt investments	$(45,471)	$60
Second-lien senior secured debt investments	(23,860)	366
Unsecured debt investments	(7,565)	43
Preferred equity investments	(9,991)	(5)
Common equity investments	(4,182)	61
Total Investments	$(91,069)	$525

($ in thousands)	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2022 on Investments Held at June 30, 2022	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2021 on Investments Held at June 30, 2021
First-lien senior secured debt investments	$(59,851)	$133
Second-lien senior secured debt investments	(26,165)	386
Unsecured debt investments	(6,940)	33
Preferred equity investments	(10,958)	(5)
Common equity investments	(740)	63
Total Investments	$(104,654)	$610

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2022 and December 31, 2021. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of June 30, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$3,877,574	Yield Analysis	Market Yield	7.0% - 21.6% (10.9%)	Decrease
	1,968,068	Recent Transaction	Transaction Price	94.0% - 99.6% (98.4%)	Increase
Second-lien senior secured debt investments	$709,130	Yield Analysis	Market Yield	10.8% - 17.8% (13.9%)	Decrease
	49,791	Recent Transaction	Transaction Price	99.0%	Increase
Unsecured debt investments	$1,936	Yield Analysis	Market Yield	11.6%	Decrease
	150,738	Recent Transaction	Transaction Price	97.0% - 99.3% (98.7%)	Increase
	24	Market Approach	EBITDA Multiple	14.8x	Increase
Preferred equity investments	$150,585	Yield Analysis	Market Yield	14.1% - 16.1% (14.8%)	Decrease
	261,348	Recent Transaction	Transaction Price	97.3% - 97.5% (97.3%)	Increase
	3	Market Approach	EBITDA Multiple	11.5x	Increase
Common equity investments	$38,183	Recent Transaction	Transaction Price	100.0% - 123.5% (104.4%)	Increase
	82,814	Market Approach	EBITDA Multiple	9.8x - 23.3x (15.8x)	Increase
	6,951	Market Approach	Revenue Multiple	1.8x - 11.0x (6.7x)	Increase
	17	Market Approach	Gross Profit Multiple	16.5x	Increase

	As of December 31, 2021
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,401,867	Yield Analysis	Market Yield	5.1% - 12.4% (8.2%)	Decrease
	921,476	Recent Transaction	Transaction Price	90.5% - 100.0% (98.1%)	Increase
	5,003	Indicative Bid	Broker Quotes	N/A	Increase
Second-lien senior secured debt investments	$164,066	Yield Analysis	Market Yield	6.1% - 10.7% (8.7%)	Decrease
	261,240	Recent Transaction	Transaction Price	98.0% - 99.5% (98.8%)	Increase
	25,171	Indicative Bid	Broker Quotes	N/A	Increase
Unsecured debt investments	$2,092	Yield Analysis	Market Yield	9.4%	Decrease
	24	Market Approach	EBITDA Multiple	14.8x	Increase
Preferred equity investments	$11,555	Yield Analysis	Market Yield	11.4% - 14.6% (11.5%)	Decrease
	238	Market Approach	EBITDA Multiple	9.3x	Increase
	45,177	Recent Transaction	Transaction Price	97.3% - 97.5% (97.3%)	Increase
Common equity investments	$56,186	Recent Transaction	Transaction Price	100.0%	Increase
	15,470	Market Approach	EBITDA Multiple	7.6x - 24.0x (16.9x)	Increase
	49	Market Approach	Gross Profit Multiple	27.0x	Increase

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following tables present the carrying and fair values of the Company’s debt obligations as of June 30, 2022 and December 31, 2021.

	June 30, 2022			December 31, 2021
($ in thousands)	Net Carrying Value(1)	Fair Value		Net Carrying Value(2)		Fair Value
Revolving Credit Facility(3)	$928,140	$928,140		$445,188		$445,188
SPV Asset Facility I	546,496	546,496		298,015		298,015
SPV Asset Facility II	1,187,691	1,187,691		438,637		438,637
SPV Asset Facility III	199,286	199,286		—		—
SPV Asset Facility IV	460,701	460,701		—		—
March 2025 Notes	494,310	480,000		—		—
September 2026 Notes	344,087	301,875		343,971		337,750
February 2027 Notes	493,033	457,500		—		—
Total Debt	$4,653,744	$4,561,689	$—	$1,525,811	$—	$1,519,590

(1)The carrying values of the Company's Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, March 2025 Notes, September 2026 Notes and February 2027 Notes are presented net of unamortized debt issuance costs of $7.3 million, $3.3 million, $10.3 million, $5.7 million, $4.3 million, $5.7 million, $5.9 million and $7.0 million, respectively.
(2)The carrying values of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, and September 2026 Notes are presented net of unamortized debt issuance costs of $6.0 million, $3.3 million, $7.4 million, and $6.0 million, respectively.
(3)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.

The following table presents fair value measurements of the Company’s debt obligations as of June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022	December 31, 2021
Level 1	$—	$—
Level 2	1,239,375	337,750
Level 3	3,322,314	1,181,840
Total Debt	$4,561,689	$1,519,590

Financial Instruments Not Carried at Fair Value

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

As of June 30, 2022 and December 31, 2021, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 180% and 200% as of June 30, 2022 and December 31, 2021, respectively.

Debt obligations consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$1,175,000	$935,398	$239,602	$928,140
SPV Asset Facility I	550,000	549,782	218	546,496
SPV Asset Facility II	1,650,000	1,198,000	119,352	1,187,691
SPV Asset Facility III	750,000	205,000	43,351	199,286
SPV Asset Facility IV	500,000	465,000	14,595	460,701
March 2025 Notes	500,000	500,000	—	494,310
September 2026 Notes	350,000	350,000	—	344,087
February 2027 Notes	500,000	500,000	—	493,033
Total Debt	$5,975,000	$4,703,180	$417,118	$4,653,744

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying values of the Company's Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, March 2025 Notes, September 2026 Notes and February 2027 Notes are presented net of unamortized debt issuance costs of $7.3 million, $3.3 million, $10.3 million, $5.7 million, $4.3 million, $5.7 million, $5.9 million and $7.0 million, respectively.
(3)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.

	December 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Promissory Note	$250,000	$—	$250,000	$—
Revolving Credit Facility	750,000	451,170	298,830	445,188
SPV Asset Facility I	550,000	301,282	33,740	298,015
SPV Asset Facility II	1,000,000	446,000	83,678	438,637
September 2026 Notes	350,000	350,000	—	343,971
Total Debt	$2,900,000	$1,548,452	$666,248	$1,525,811

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying values of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, and September 2026 Notes are presented net of unamortized debt issuance costs of $6.0 million, $3.3 million, $7.4 million, and $6.0 million, respectively.

For the three and six months ended June 30, 2022 and 2021, the components of interest expense were as follows:

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Interest expense	$32,308	$1,165	$47,412	$1,236
Amortization of debt issuance costs	3,802	267	4,069	267
Total Interest Expense	$36,110	$1,432	$51,481	$1,503
Average interest rate	3.9%	4.0%	3.6%	4.0%
Average daily borrowings	$3,310,387	$115,223	$2,598,780	$61,267

Promissory Note

On October 15, 2020, the Company as borrower, entered into a Loan Agreement (the "Loan Agreement") with Owl Rock Feeder FIC ORCIC Debt LLC ("Feeder FIC Debt"), an affiliate of the Adviser, as lender, to enter into revolving promissory notes (the "Promissory Notes") to borrow up to an aggregate of $50 million from Feeder FIC Debt. The Loan Agreement was subsequently amended on March 31, 2021, August 26, 2021, September 13, 2021, and March 8, 2022, and amended and restated on May 12, 2021. Prior to June 22, 2022, the aggregate amount that could be borrowed under the Loan Agreement was $250 million and the stated maturity date was February 28, 2023.

The interest rate on amounts borrowed pursuant to the Promissory Notes after March 8, 2022 was based on the lesser of the rate of interest for a SOFR Loan or an ABR Loan under the Credit Agreement dated as of December 7, 2021, as amended or supplemented from time to time, by and among Blue Owl Finance LLC, as Borrower, Blue Owl Capital Holdings LP and Blue Owl Capital Carry LP as Parent Guarantors, the Subsidiary Guarantors party thereto, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association and Sumitomo Mitsui Banking Corporation, as Co-Documentation Agents and MUFG Bank, Ltd., as Administrative Agent.

The interest rate on amounts borrowed pursuant to the Promissory Notes between March 8, 2022 and May 12, 2021 was based on the lesser of the rate of interest for an ABR Loan or a Eurodollar Loan under the Credit Agreement dated as of April 15, 2021, as amended or supplemented from time to time, by and among the Adviser, as borrower, the several lenders from time to time party thereto, MUFG Union Bank, N.A., as Collateral Agent and MUFG Bank, Ltd., as Administrative Agent.

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

The unpaid principal balance of the Revolving Promissory Note and accrued interest thereon was payable by the Company from time to time at the discretion of the Company but immediately due and payable upon 120 days written notice by Owl Rock Feeder FIC ORCIC Debt LLC, and in any event due and payable in full no later than February 28, 2023.

On June 22, 2022, the Company and Feeder FIC Debt entered into a Termination Agreement (the “Termination Agreement”) pursuant to which the Loan Agreement was terminated. At the time the Termination Agreement was executed, there were no amounts outstanding pursuant to the Loan Agreement or the Promissory Notes.

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

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

On February 28, 2022, the Company entered into a second amendment to the Revolver to, among other things, (i) increase the aggregate commitments under the Revolver to $1.175 billion, (ii) increase the accordion feature, which allows the Company, under certain circumstances, to increase the size of the Revolver, to a maximum of $1.3 billion, (iii) change the rate under the Revovler for borrowings denominated in U.S. Dollar from a LIBOR-based rate to SOFR (Secured Overnight Financing Rate) subject to certain adjustments specified in the Revolver. The other material terms of the Revolver were unchanged.

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
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

On April 11, 2022, the parties to the SPV Asset Facility II amended certain terms of the facility including, among other changes, increasing the Facility Amount from $1 billion to $1.275 billion, extending the Ramp-up Period through December 31, 2022 and adding two additional lenders.

On May 3, 2022, the parties to the SPV Asset Facility II amended certain terms of the facility including, among other changes, increasing the Facility Amount from $1.275 billion to $1.650 billion and adding two additional lenders.

From time to time, we expect to sell and contribute certain loan assets to Core Income Funding II pursuant to a Sale and Contribution Agreement by and between us and Core Income Funding II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by Core Income Funding II, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Core Income Funding II through our ownership of Core Income Funding II. The maximum principal amount of the SPV Asset Facility

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
II is $1.65 billion; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Core Income Funding II’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits and collateral quality tests.

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Financing must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

Amounts drawn in U.S. dollars are benchmarked to Daily SOFR, amounts drawn in British pounds are benchmarked to SONIA plus an adjustment of 0.11930%, amounts drawn in Canadian dollars are benchmarked to CDOR, and amounts drawn in Euros are benchmarked to EURIBOR, and in each case plus a spread equal to the Applicable Margin. The “SPV Asset Facility III Applicable Margin” ranges from 1.60% to 2.10% depending on the composition of the collateral. The SPV Asset Facility III also allows for amounts drawn in U.S. dollars to bear interest at an alternate base rate without a spread.

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
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

The September 2026 Notes were issued pursuant to an Indenture dated as of September 23, 2021 (the “Base Indenture”), between the Company and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of September 23, 2021 (the “First Supplemental Indenture” and together with the Base Indenture, the “September 2026 Indenture”), between the Company and the Trustee. The September 2026 Notes will mature on September 23, 2026 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the September 2026 Indenture. The September 2026 Notes initially bear interest at a rate of 3.125% per year payable semi-annually on March 23 and September 23 of each year, commencing on March 23, 2022. Concurrent with the issuance of the September 2026 Notes, the Company entered into a Registration Rights Agreement (the "September 2026 Registration Rights Agreement") for the benefit of the purchasers of the September 2026 Notes. Pursuant to the September 2026 Registration Rights Agreement, the Company is obligated to file a registration statement with the SEC with respect to an offer to exchange the September 2026 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the September 2026 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the September 2026 Notes. If the Company fails to satisfy its registration obligations under the September 2026 Registration Rights Agreement, it will be required to pay additional interest to the holders of the September 2026 Notes. The Company filed a registration statement with the SEC and, on July 25, 2022, commenced an offer to exchange the September 2026 Notes for newly issuer registered notes with substantially similar terms. See Note 12. "Subsequent Events."

The September 2026 Notes are the direct, general unsecured obligations and will rank senior in right of payment to all of the future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the September 2026 Notes. The September 2026 Notes rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior. The September 2026 Notes rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The September 2026 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The February 2027 Notes were issued pursuant to the Base Indenture and a Second Supplemental Indenture, dated as of February 8, 2022 (the “Second Supplemental Indenture” and together with the Base Indenture, the “February 2027 Indenture”), between the Company and the Trustee. The February 2027 Notes will mature on February 8, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the February 2027 Indenture. The February 2027 Notes initially bear interest at a rate of 4.70% per year payable semi-annually on February 8 and August 8 of each year, commencing on August 8, 2022. Concurrent with the issuance of the February 2027 Notes the Company entered into a Registration Rights Agreement (the “February 2027 Registration Rights Agreement”) for the benefit of the purchasers of the February 2027 Notes. Pursuant to the February 2027 Registration Rights Agreement the Company is obligated to file a registration statement with the SEC with respect to an offer to exchange the February 2027 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the February 2027 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the February 2027 Notes. If the Company fails to satisfy its registration obligations under the February 2027 Registration Rights Agreement, the Company will be required to pay additional interest to the holders of the February 2027 Notes. The Company filed a registration statement with the SEC and, on July 25, 2022, commenced an offer to exchange the February 2027 Notes for newly issuer registered notes with substantially similar terms. See Note 12 "Subsequent Events."

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

The March 2025 Notes were issued pursuant to the Base Indenture and a Third Supplemental Indenture, dated as of March 29, 2022 (the “Third Supplemental Indenture” and together with the Base Indenture, the “March 2025 Indenture”), between the Company and the Trustee. The March 2025 Notes will mature on March 21, 2025 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the March 2025 Indenture. The March 2025 Notes bear interest at a rate of 5.500% per year payable semi-annually on March 21 and September 21 of each year, commencing on September 21, 2022. Concurrent with the issuance of the March 2025 Notes, the Company In connection with the offering, the Company entered into a Registration Rights Agreement, dated as of March 29, 2022 (the “March 2025 Registration Rights Agreement”), for the benefit of the purchasers of the March 2025 Notes. Pursuant to the March 2025 Registration Rights Agreement, the Company is obligated to file with the SEC a registration statement with respect to an offer to exchange the March 2025 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the March 2025 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the March 2025 Notes. If the Company fails to satisfy its registration obligations under the March

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
2025 Registration Rights Agreement, it will be required to pay additional interest to the holders of the March 2025 Notes. The Company filed a registration statement with the SEC and, on July 25, 2022, commenced an offer to exchange the March 2025 Notes for newly issuer registered notes with substantially similar terms. See Note 12. "Subsequent Events."

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

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of June 30, 2022 and December 31, 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2022	December 31, 2021
($ in thousands)
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	$480	$—
ACR Group Borrower, LLC	First lien senior secured revolving loan	25	875
Alera Group, Inc.	First lien senior secured delayed draw term loan	790	47,273
Alera Group, Inc.	First lien senior secured delayed draw term loan	33,654	—
Anaplan, Inc.	First lien senior secured revolving loan	16,528	—
Apex Group Treasury, LLC	Second lien senior secured delayed draw term loan	6,618	6,618
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	49,383	—
Apex Service Partners, LLC	First lien senior secured revolving loan	3,680	—
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	18,367	—
Appfire Technologies, LLC	First lien senior secured revolving loan	1,539	—
Armstrong Bidco Ltd. (dba The Access Group)	First lien senior secured delayed draw term loan	16,836	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	4,425	4,255
Associations, Inc.	First lien senior secured revolving loan	4,829	4,829
Associations, Inc.	First lien senior secured delayed draw term loan	65,207	—

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2022	December 31, 2021
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	6,522	—
AxiomSL Group, Inc.	First lien senior secured revolving loan	2,591	2,591
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	2,145	2,145
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,593	1,593
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	31,034	31,034
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	4,655	4,655
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	36	47
Brightway Holdings, LLC	First lien senior secured revolving loan	2,105	2,105
BW Holding, Inc.	First lien senior secured delayed draw term loan	—	4,184
Canadian Hospital Specialties Ltd	First lien senior secured delayed draw term loan	669	939
Canadian Hospital Specialties Ltd	First lien senior secured revolving loan	154	388
CFS Brands, LLC	First lien senior secured delayed draw term loan	11,344	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	—	4,400
CivicPlus, LLC	First lien senior secured revolving loan	2,244	880
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	3,750	—
Community Brands ParentCo, LLC	First lien senior secured revolving loan	1,875	—
CSC MKG Topco LLC. (dba Medical Knowledge Group)	First lien senior secured revolving loan	12,921	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	24,276	20,519
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	7,306	7,407
Dermatology Intermediate Holdings III, Inc	First lien senior secured delayed draw term loan	3,646	—
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	9,553	9,553
Dodge Data & Analytics LLC	First lien senior secured revolving loan	—	125
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	1,955	1,955
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	11,600	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	10,605	10,605
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	676	676
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	6,409	19,678
Fortis Solutions Group, LLC	First lien senior secured revolving loan	6,297	6,747
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	66,257	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	791	791
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,182	3,182
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	2,789
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	10,000	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,506	1,673
Global Music Rights, LLC	First lien senior secured revolving loan	7,500	7,500
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	870	870
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	881	881
Granicus, Inc.	First lien senior secured revolving loan	161	161
Granicus, Inc.	First lien senior secured delayed draw term loan	136	136
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	2,808	5,081
Guidehouse Inc.	First lien senior secured revolving loan	—	7,018
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	85	96

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2022	December 31, 2021
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	11,964	20,239
Hissho Sushi Merger Sub LLC	First lien senior secured revolving loan	6,705	—
IMO Investor Holdings, Inc.	First lien senior secured delayed draw term loan	4,963	—
IMO Investor Holdings, Inc.	First lien senior secured revolving loan	2,234	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	2,619	1,806
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	31,750	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	10,583	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	33,169	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	—	14,861
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	—	29
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	9,822	—
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	83	80
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	8,469	8,469
Intelerad Medical Systems Inc.	First lien senior secured revolving loan	401	401
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3,478	—
Kaseya Inc.	First lien senior secured delayed draw term loan	4,342	—
Kaseya Inc.	First lien senior secured revolving loan	4,342	—
KBP Brands, LLC	First lien senior secured delayed draw term loan	3,416	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	19,000	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	525	4,372
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured delayed draw term loan	8,748	—
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	2,954	3,073
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	9,559	9,559
Lignetics Investment Corp.	First lien senior secured revolving loan	956	9,559
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	40,190	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	8,038	—
Medline Borrower, LP	First lien senior secured revolving loan	2,020	2,020
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	28,558	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	—	2,264
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,571	3,571
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,765	1,765
Ministry Brands Holdings, LLC.	First lien senior secured delayed draw term loan	15,819	15,819
Ministry Brands Holdings, LLC.	First lien senior secured revolving loan	4,746	4,746
Mitnick Corporate Purchaser, Inc.,	First lien senior secured revolving loan	9,375	—
Natural Partners, LLC	First lien senior secured revolving loan	5,063	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	1,375	1,375
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	8,803	8,803
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	2,993	4,401

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2022	December 31, 2021
OAC Holdings I Corp. (dba Omega Holdings)	First lien senior secured revolving loan	551	—
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	7,140	7,140
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3,302	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	88	88
Pediatric Associates Holding Company, LLC	First lien senior secured delayed draw term loan	1,776	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan	69,643	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	—	3,627
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	8,000	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	2,570	2,570
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured delayed draw term loan	28,553	—
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured revolving loan	12,237	—
Pluralsight, LLC	First lien senior secured revolving loan	392	392
Pro Mach Group, Inc.	First lien senior secured delayed draw term loan	2,404	—
QAD Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	218	455
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	—	11
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	—	10,667
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	—	92
Relativity ODA LLC	First lien senior secured revolving loan	435	435
Securonix, Inc.	First lien senior secured revolving loan	5,339	—
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	16,049	—
Smarsh Inc.	First lien senior secured delayed draw term loan	20,762	—
Smarsh Inc.	First lien senior secured revolving loan	5,190	—
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	850	1,052
Southern Air & Heat Holdings, LLC	First lien senior secured revolving loan	203	282
Sovos Compliance, LLC	First lien senior secured delayed draw term loan	—	1,104
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	1,953	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	13,947	—
Tahoe Finco, LLC	First lien senior secured revolving loan	6,279	6,279
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	5,336	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,768	—
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured delayed draw term loan	10,317	10,317
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	4,952	5,159
The Shade Store, LLC	First lien senior secured revolving loan	3,409	6,818
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	470	714
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	2,041	2,041

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2022	December 31, 2021
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	30,000	—
Troon Golf, L.L.C.	First lien senior secured revolving loan	7,207	7,207
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	800	950
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	5,075	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	8,120	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	1,078
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	142	142
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
Total Unfunded Portfolio Company Commitments		$1,100,236	$422,808

As of June 30, 2022, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $2.7 million for the period from April 22, 2020 (Inception) to June 30, 2022, of which $2.7 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered. The Adviser is responsible for the payment of the Company’s organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by the Company.

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $2.7 million for the period from April 22, 2020 (Inception) to December 31, 2021, of which $2.7 million has been charged to the Company pursuant to the Investment Advisory Agreement. See Note 3 "Agreements and Related Party Transactions – Investment Advisory Agreement."

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2022, management was not aware of any pending or threatened litigation.

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

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

The following table summarizes transactions with respect to shares of the Company’s common stock during the three months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	45,473,732	$420,307	7,913,719	$72,860	80,385,794	$739,398	133,773,245	$1,232,565
Shares/gross proceeds from the private placements	—	—	—	—	4,402,193	40,509	4,402,193	40,509
Reinvestment of distributions	684,558	6,264	261,628	2,400	1,167,560	10,708	2,113,746	19,372
Repurchased shares	(946,284)	(8,365)	(125,276)	(1,110)	(2,073,617)	(18,414)	(3,145,177)	(27,889)
Total shares/gross proceeds	45,212,006	418,206	8,050,071	74,150	83,881,930	772,201	137,144,007	1,264,557
Sales load	—	(3,423)	—	(114)	—	—	—	(3,537)
Total shares/net proceeds	45,212,006	$414,783	8,050,071	$74,036	83,881,930	$772,201	137,144,007	$1,261,020

	For the Three Months Ended June 30, 2021
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	2,868,538	$27,047	3,044,525	$28,196	12,511,653	$115,968	18,424,716	$171,211
Shares/gross proceeds from the private placements	—	—	—	—	—	—	—	—
Reinvestment of distributions	7,543	70	12,344	114	25,832	239	45,719	423
Repurchased shares	—	—	—	—	—	—	—	—
Total shares/gross proceeds	2,876,081	27,117	3,056,869	28,310	12,537,485	116,207	18,470,435	171,634
Sales load	—	(467)	—	—	—	—	—	(467)
Total shares/net proceeds	2,876,081	$26,650	3,056,869	$28,310	12,537,485	$116,207	18,470,435	$171,167

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The following table summarizes transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	93,745,587	$873,325	20,317,574	$188,594	146,097,662	$1,351,638	260,160,823	$2,413,557
Shares/gross proceeds from the private placements	—	—	—	—	8,578,458	79,265	8,578,458	79,265
Reinvestment of distributions	1,074,628	9,894	418,701	3,861	1,799,245	16,593	3,292,574	30,348
Repurchased shares	(1,595,704)	(14,366)	(158,129)	(1,414)	(3,907,137)	(35,392)	(5,660,970)	(51,172)
Total shares/gross proceeds	93,224,511	868,853	20,578,146	191,041	152,568,228	1,412,104	266,370,885	2,471,998
Sales load	—	(7,073)	—	(446)	—	—	—	(7,519)
Total shares/net proceeds	93,224,511	$861,780	20,578,146	$190,595	152,568,228	$1,412,104	266,370,885	$2,464,479

	For the Six Months Ended June 30, 2021
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	2,868,538	$27,047	3,368,067	$31,192	14,982,573	$138,848	21,219,178	$197,087
Shares/gross proceeds from the private placements	—	—	—	—	—	—	—	—
Reinvestment of distributions	7,543	70	12,344	114	25,832	239	45,719	423
Repurchased shares	—	—	—	—	—	—	—	—
Total shares/gross proceeds	2,876,081	27,117	3,380,411	31,306	15,008,405	139,087	21,264,897	197,510
Sales load	—	(467)	—	—	—	—	—	(467)
Total shares/net proceeds	2,876,081	$26,650	3,380,411	$31,306	15,008,405	$139,087	21,264,897	$197,043

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

The changes to the Company's offering price per share since the commencement of the Company's initial continuous public offering and associated effective dates of such changes were as follows:

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.32	$9.58
April 1, 2021	$9.26	$0.32	$9.58
May 1, 2021	$9.26	$0.32	$9.58
June 1, 2021	$9.28	$0.32	$9.60
July 1, 2021	$9.30	$0.33	$9.63
August 1, 2021	$9.30	$0.33	$9.63
September 1, 2021	$9.30	$0.33	$9.63
October 1, 2021	$9.31	$0.33	$9.64
November 1, 2021	$9.32	$0.33	$9.65
December 1, 2021	$9.31	$0.33	$9.64
January 1, 2022	$9.33	$0.33	$9.66
February 1, 2022	$9.33	$0.33	$9.66
March 1, 2022	$9.27	$0.32	$9.59
April 1, 2022	$9.24	$0.32	$9.56
May 1, 2022	$9.23	$0.32	$9.55
June 1, 2022	$9.02	$0.32	$9.34

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.14	$9.40
April 1, 2021	$9.26	$0.14	$9.40
May 1, 2021	$9.25	$0.14	$9.39
June 1, 2021	$9.27	$0.14	$9.41
July 1, 2021	$9.29	$0.14	$9.43
August 1, 2021	$9.29	$0.14	$9.43
September 1, 2021	$9.29	$0.14	$9.43
October 1, 2021	$9.31	$0.14	$9.45
November 1, 2021	$9.32	$0.14	$9.46
December 1, 2021	$9.31	$0.14	$9.45
January 1, 2022	$9.34	$0.14	$9.48
February 1, 2022	$9.33	$0.14	$9.47
March 1, 2022	$9.27	$0.14	$9.41
April 1, 2022	$9.25	$0.14	$9.39
May 1, 2022	$9.24	$0.14	$9.38
June 1, 2022	$9.04	$0.14	$9.18

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$—	$9.26
April 1, 2021	$9.26	$—	$9.26
May 1, 2021	$9.25	$—	$9.25
June 1, 2021	$9.27	$—	$9.27
July 1, 2021	$9.29	$—	$9.29
August 1, 2021	$9.29	$—	$9.29
September 1, 2021	$9.29	$—	$9.29
October 1, 2021	$9.31	$—	$9.31
November 1, 2021	$9.32	$—	$9.32
December 1, 2021	$9.31	$—	$9.31
January 1, 2022	$9.34	$—	$9.34
February 1, 2022	$9.33	$—	$9.33
March 1, 2022	$9.27	$—	$9.27
April 1, 2022	$9.26	$—	$9.26
May 1, 2022	$9.25	$—	$9.25
June 1, 2022	$9.05	$—	$9.05

Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the six months ended June 30, 2022:

	Class S common stock distributions		Class D common stock distributions		Class I common stock distributions
($ in thousands)	Per Share(1)(2)	Amount	Per Share(1)(2)	Amount	Per Share(2)	Amount
2022
January 31, 2022	$0.06	$3,798	$0.06	$1,094	$0.06	$6,348
February 28, 2022	0.06	4,593	0.06	1,367	0.06	7,312
March 31, 2022	0.06	5,334	0.06	1,673	0.06	8,860
April 30, 2022	0.06	6,147	0.06	1,767	0.06	10,893
May 31, 2022	0.06	6,896	0.06	2,003	0.06	12,307
June 30, 2022	0.06	7,613	0.06	2,110	0.06	13,541
Total	$0.36	$34,381	$0.36	$10,014	$0.36	$59,261

(1)Distributions per share are gross of shareholder servicing fees.
(2)Amounts presented differ slightly to actuals due to rounding.

The following table presents cash distributions per share that were declared during the six months ended June 30, 2021:

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

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

On May 3, 2022, the Company’s Board declared regular monthly distributions for July 2022 through September 2022. The regular monthly cash distributions, each in the gross amount of $0.05580000, $0.05580000, and $0.05580000 per share, are payable on August 26, 2022, September 29, 2022, and October 31, 2022 to shareholders of records of July 31, 2022, August 31, 2022, and September 30, 2022, respectively.

On May 9, 2022, the Company's Board declared special monthly distributions for July 2022 through September 2022. The special monthly cash distributions, each in the gross amount of $0.0020750, $0.0020750, and $0.0020750 per share, are payable on August 26, 2022, September 29, 2022, and October 31, 2022 to shareholders of records of July 31, 2022, August 31, 2022, and September 30, 2022, respectively.

The Company has adopted a distribution reinvestment plan pursuant to which shareholders (except for residents of Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Oklahoma, Oregon, Vermont and Washington and clients of participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of the Company’s same class of common stock to which the distribution relates unless they elect to receive their distributions in cash. The Company expects to use newly issued shares to implement the distribution reinvestment plan. The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from the Adviser, which is subject to recoupment. In no event, however, will funds be advanced or borrowed for the purpose of distributions, if the amount of such distributions would exceed the Company’s accrued and received revenues for the previous four quarters, less paid and accrued operating expenses with respect to such revenues and costs. Through June 30, 2022, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all. Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30, 2022
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.36	$103,656	100.0%
Total	$0.36	$103,656	100.0%

(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to Note 11 "Financial Highlights" for amounts by share class.

	For the Six Months Ended June 30, 2021
Source of Distribution(3)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Distributions in excess of net investment income	$0.19	$2,595	99.8%
Net realized gain (loss) on investments(2)	$—	$6	0.2%
Total	$0.19	$2,601	100.0%

(1)Distributions per share are gross of shareholder servicing fees.
(2)The net realized gain (loss) on investments per share for the six months ended June 30, 2021, rounds to less than $0.01 per share.
(3)Data in this table is presented on a consolidated basis. Refer to Note 11 "Financial Highlights" for amounts by share class.

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
August 25, 2021	D	September 30, 2021	$55	$9.31	5,933
August 25, 2021	I	September 30, 2021	$291	$9.32	31,255
November 26, 2021	S	December 30, 2021	$150	$9.33	16,129
November 26, 2021	D	December 30, 2021	$51	$9.34	5,394
November 26, 2021	I	December 30, 2021	$1,213	$9.34	129,828
February 25, 2022	S	March 31, 2022	$6,001	$9.24	649,420
February 25, 2022	D	March 31, 2022	$304	$9.25	32,853
February 25, 2022	I	March 31, 2022	$16,978	$9.26	1,833,520
May 25, 2022	S	June 30, 2022	$8,365	$8.84	946,284
May 25, 2022	D	June 30, 2022	$1,110	$8.86	125,276
May 25, 2022	I	June 30, 2022	$18,414	$8.88	2,073,617

Note 9. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022			2021
($ in thousands, except per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Increase (decrease) in net assets resulting from operations	$(36,762)	$(8,956)	$(54,008)	$344	$424	$2,329
Weighted average shares of common stock outstanding—basic and diluted	139,449,179	36,329,375	219,206,555	1,855,501	2,146,434	11,690,142
Earnings (loss) per common share— basic and diluted	$(0.26)	$(0.25)	$(0.25)	$0.19	$0.20	$0.20

	Six Months Ended June 30,
	2022			2021
($ in thousands, except per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Increase (decrease) in net assets resulting from operations	$(30,601)	$(6,998)	$(42,556)	$344	$433	$2,295
Weighted average shares of common stock outstanding—basic and diluted	116,093,069	30,964,275	176,900,067	927,751	1,130,104	6,929,568
Earnings (loss) per common share— basic and diluted	$(0.26)	$(0.23)	$(0.24)	$0.37	$0.38	$0.33

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
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

For the three and six months ended June 30, 2022, the Company did not record an expense for U.S. federal excise tax. For the three and six months ended June 30, 2021, the Company did not record an expense for U.S. federal excise tax.

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the six months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30,
	2022			2021
($ in thousands, except share and per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock(7)	Class D common stock(7)	Class I common stock
Per share data:
Net asset value, at beginning of period	$9.33	$9.33	$9.34	$9.26	$9.26	$9.44
Results of operations:
Net investment income (loss)(1)	0.32	0.35	0.36	0.26	0.29	0.24
Net realized and unrealized gain (loss)(2)	(0.45)	(0.46)	(0.46)	(0.07)	(0.06)	(0.18)
Net increase (decrease) in net assets resulting from operations	$(0.13)	$(0.11)	$(0.10)	$0.19	$0.23	$0.06
Shareholder distributions:
Distributions from net investment income(3)	(0.36)	(0.36)	(0.36)	(0.15)	(0.20)	(0.20)
Distributions from realized gains(3)(8)				—	—	—
Net decrease in net assets from shareholders' distributions	$(0.36)	$(0.36)	$(0.36)	$(0.15)	$(0.20)	$(0.20)
Total increase (decrease) in net assets	(0.49)	(0.47)	(0.46)	0.04	0.03	(0.14)
Net asset value, at end of period	$8.84	$8.86	$8.88	$9.30	$9.29	$9.30

Total return(4)	(2.2)%	(1.6)%	(1.4)%	3.9%	8.4%	6.8%

Ratios
Ratio of net expenses to average net assets(5)(6)	6.9%	6.0%	6.1%	4.8%	3.3%	3.9%
Ratio of net investments income to average net assets(6)	7.8%	8.1%	8.7%	5.8%	5.6%	5.4%
Portfolio turnover rate	3.9%	3.9%	3.9%	3.8%	3.8%	3.8%

Supplemental Data
Weighted-average shares outstanding	116,093,069	30,964,275	176,900,067	927,751	1,130,104	6,929,568
Shares outstanding, end of period	153,925,431	39,130,477	242,671,428	2,876,081	3,380,411	16,308,505
Net assets, end of period	$1,360,549	$346,803	$2,154,044	$26,739	$31,401	$151,647

(1)The per share data was derived using the weighted average shares outstanding during the period.
(2)The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
(3)The per share data was derived using actual shares outstanding at the date of the relevant transaction.
(4)Total return is not annualized. An investment in the Company is subject to maximum upfront sales load of 3.5% and 1.5% for Class S and Class D common stock, respectively, of the offering price, which will reduce the amount of capital available for investment. Class I common stock is not subject to upfront sales load. Total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses. Total return is calculated as the change in net asset value (“NAV”) per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share (which for the purposes of this calculation is equal to the net offering price in effect at that time).
(5)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the six months ended June 30, 2022, the total operating expenses to average net assets were 7.6%, 6.7% and 6.7%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. For the six months ended June 30, 2021, the total operating expenses to average net assets were 9.8%, 8.2% and 10.3%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. Past performance is not a guarantee of future results.
(6)The ratio reflects an annualized amount, except in the case of non-recurring expenses (e.g., initial organization expenses) and offering expenses.
(7)Class S common stock shares were first issued on April 1, 2021. Class D common stock shares were first issued on March 1, 2021.
(8)The distributions from net realized gain (loss) on investments per share for the six months ended June 30, 2021, rounds to less than $0.01 per share.

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

Amendment to SPV Asset Facility II

On July 11, 2022, the parties to SPV Asset Facility II amended certain terms of the facility, including increasing the aggregate commitment of the Lenders under the facility from $1.650 billion to $1.690 billion and added a lender. On August 1, 2022, the parties to the SPV Asset Facility II further amended certain terms of the facility, including increasing the aggregate commitment of the Lenders under the facility from $1.690 billion to $1.800 billion, making various other changes and adding additional lenders.

Declaration of Special Distributions

On July 14, 2022, the Company's Board of Directors declared special distributions to the Company’s stockholders. These distributions are in addition to those previously declared and announced. These additional distributions, each in the amount of $0.0025000 per share, are payable on August 31, 2022 and September 30, 2022 to shareholders of records of July 31, 2022 and August 31, 2022.

Equity Raise

As of August 11 2022, the Company has issued 164,428,845 shares of its Class S common stock, 41,316,339 shares of its Class D common stock, and 265,035,483 shares of its Class I common stock and has raised total gross proceeds of $1,532.6 million, $382.8 million, and $2,449.8 million, respectively, including seed capital of $1,000 contributed by its Adviser in September 2020 and approximately $25.0 million in gross proceeds raised from Feeder FIC Equity.

Commencement of Exchange Offer

On July 25, 2022, the Company commenced an offer to exchange each of the September 2026 Notes, the February 2027 Notes, and the March 2025 Notes for newly issued registered notes with substantially similar terms.

Amended and Restated Revolving Credit Facility

On August 11, 2022, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the "A&R Revolver"), which amends and restates the Revolver in its entirety. The parties to the A&R Revolver include the Company, as Borrower, the lenders from time to time parties thereto and Sumitomo Mitsui Banking Corporation as Administrative Agent. The A&R Revolver provides for among other things, (a) an upsize of the aggregate principal amount of the revolving credit commitments under the A&R Revolver from $1.175 billion to $1.550 billion, (b) an upsize of the accordion feature, subject to the satisfaction of

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
various conditions, which could bring total commitments under the A&R Revolver from up to $1.300 billion to up to $2.325 billion, (c) an upsize of the swingline subfacility from $50 million to $200 million, (d) an extension of the revolver availability period from April 2025 to August 2026, (e) an extension of the scheduled maturity date from April 2026 to August 2027, (f) the removal of all maintenance financial covenants other than the minimum shareholders' equity test and the asset coverage ratio test and (g) a reset of the minimum shareholders' equity test.

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

We have received an exemptive order that permits us to offer multiple classes of shares of common stock and to impose asset-based servicing and distribution fees and early withdrawal fees. On September 30, 2020, the Advisor purchased 100 shares of our Class I common stock at $10.00 per share, which represents the initial public offering price. The Adviser will not tender these shares for repurchase as long as the Adviser remains the investment adviser of the Company. There is no current intention for the Adviser to discontinue its role. On October 15, 2020, we received a subscription agreement, totaling $25.0 million for the purchase of Class I common shares of our common stock from Owl Rock Feeder FIC ORCIC Equity LLC (“Feeder FIC Equity”), an entity affiliated with the Adviser. On November 12, 2020, we commenced our initial public offering pursuant to which we offered, on a continuous basis, $2,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. On November 12, 2020, we sold 700,000 shares pursuant to the subscription agreement with Feeder FIC Equity and met the minimum offering requirement for our continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $10.00 per share. As of March 31, 2021, we had called all of the $25.0 million commitment from Feeder FIC Equity. On February 14, 2022, we commenced our follow-on offering, on a continuous basis, of up to $7,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager”). The Dealer Manager is entitled to receive upfront selling commissions of up to 3.50% of the offering price of each Class S share sold in the offering and 1.50% of the offering price of each Class D share sold. Class I shares are not subject to upfront selling commissions. Any upfront selling commissions for the Class S shares and Class D shares sold in the offering will be deducted from the purchase price. Class S, Class D and Class I shares were offered at initial purchase prices per shares of $10.35, $10.15 and $10.00, respectively.

Currently, the purchase price per share for each class of common stock varies, but will not be sold at a price below our net asset value per share of such class, as determined in accordance with our share pricing policy, plus applicable upfront selling commissions. We also engage in private placements of our common stock.

Since meeting the minimum offering requirement and commencing our continuous public offering through June 30, 2022, we have issued 154,260,988 shares of Class S common stock, 38,744,127 shares of Class D common stock, and 244,521,750 shares of Class I common stock for gross proceeds of $1,441.8 million, $360.0 million, and $2,267.7 million, respectively, including $1,000 of seed capital contributed by our Adviser in September 2020, approximately $25.0 million in gross proceeds raised in the private placement from Feeder FIC Equity, and 8,578,458 shares of our Class I common stock issued in a private placement issued to feeder vehicles primarily created to hold our Class I shares for gross proceeds of approximately $79.3 million. The shares purchased by the Adviser and Feeder FIC Equity are subject to a lock-up pursuant to FINRA Rule 5110(e)(1) for a period of 180 days from the date of commencement of sales in the offering, and the Adviser, Feeder FIC Equity, and their permitted assignees may not engage in any transaction that would result in the effective economic disposition of the Class I shares.

Our Adviser also serves as investment adviser to Owl Rock Capital Corporation and Owl Rock Capital Corporation II.

Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Owl Rock is comprised of the Adviser, Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), Owl Rock Technology Advisors II LLC ("ORTA II"), and Owl Rock Diversified Advisors LLC (“ORDA”) and includes Wellfleet. As of June 30, 2022, the Adviser and its affiliates had $56.8 billion of assets under management across the Owl Rock division of Blue Owl. The Adviser, ORTA, ORPFA, ORTA II, and ORDA, the “Owl Rock Advisers” are investment advisers.

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

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (the "Order") that has been granted to our Adviser and its affiliates by the SEC to permit us to co-invest with other funds managed by our Adviser or certain affiliate in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31,

2020 (the “Temporary Relief), we were permitted, subject to the satisfaction of certain conditions, to co-invest in reliance on the Order in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such co-investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us completed in reliance on the Order. Although the Temporary Relief expired on December 31, 2020, the SEC's Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The Temporary Relief is no longer effective; however, we have filed an application to amend our existing Order to permit us to continue to co-invest in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. We have received a notice with respect to our amended exemptive order; however, there can be no assurance if and when we will receive the amended exemptive order. The Owl Rock Advisers` investment allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of other funds managed by the Adviser or its affiliates that could avail themselves of exemptive relief and that have an investment objective similar to ours.

We have elected to be regulated as a BDC under the 1940 Act and intend to elect to be taxed as a regulated investment company (“RIC”) for tax purposes under the Code. As a result, we are required to comply with various statutory and regulatory requirements, such as:

•the requirement to invest at least 70% of our assets in “qualifying assets”, as such term is defined in the 1940 Act;
•source of income limitations;
•asset diversification requirements; and
•the requirement to distribute (or be treated as distributing) in each taxable year at least 90% of our investment company taxable income and tax-exempt interest for that taxable year.

COVID-19 and Economic Developments

In March 2020, the outbreak of COVID -19 was recognized as a pandemic by the World Health Organization. We have and continue to assess the impact of COVID-19 on our portfolio companies and our operations . We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy and the magnitude of the economic impact of the outbreak. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and may in the future cause, business shutdowns and cancellations of events and travel. In addition, while economic activity has improved from the beginning of the COVID-19 pandemic, we continue to observe supply chain interruptions, labor difficulties, commodity inflation , rising interest rates, economic sanctions as a result of the ongoing conflict between Russia and Ukraine and elements of geopolitical, economic and financial market instability both globally and in the United States. In the event that the U.S. economy enters into a protracted recession, it is possible that the results of some of the middle-market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our portfolio company results at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.

The Adviser has implemented a policy that encourages a return to in-office work but allows for flexibility to work from home based on current conditions and we have built out our portfolio management team to include workout experts and continue to closely monitor our portfolio companies; however, we are unable to predict the duration of any business and supply-chain disruptions or labor difficulties, whether COVID-19 or economic conditions will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition.

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through June 30, 2022, our Adviser and its affiliates have originated $63.7 billion aggregate principal amount of investments, of which $60.1 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. upper middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.

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

Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. Generally, the loans in which we expect to invest will have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, to a lesser extent, we may invest in “covenant- lite” loans. We use the term “covenant-lite” to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

We target portfolio companies where we can structure larger transactions that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio). As of June 30, 2022, our average investment size in each of our portfolio companies was approximately $45.7 million based on fair value. As of June 30, 2022, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 85.3% of our total debt portfolio based on fair value, had weighted average annual revenue of $798.4 million, weighted average annual EBITDA of $196.2 million and an average interest coverage of 3.3x.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2022, 98.8% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, are provided and paid for by the Adviser. We bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Administration Agreement; and (iii) all other expenses of our operations and transactions including, without limitation, those relating to:

•expenses deemed to be “organization and offering expenses” for purposes of Conduct Rule 2310(a)(12) of Financial Industry Regulatory Authority (exclusive of commissions, the dealer manager fee, any discounts and other similar expenses paid by investors at the time of sale of our stock);
•the cost of corporate and organizational expenses relating to offerings of shares of our common stock;
•the cost of calculating our net asset value, including the cost of any third-party valuation services;
•the cost of effecting any sales and repurchases of our common stock and other securities;
•fees and expenses payable under any dealer manager agreements, if any;
•debt service and other costs of borrowings or other financing arrangements;
•costs of hedging;
•expenses, including travel expense, incurred by the Adviser, or members of the investment team, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing our rights;
•escrow agent, transfer agent and custodial fees and expenses;
•fees and expenses associated with marketing efforts;
•federal and state registration fees, any stock exchange listing fees and fees payable to rating agencies;
•federal, state and local taxes;
•independent directors’ fees and expenses, including certain travel expenses;
•costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration fees, listing fees and licenses, and the compensation of professionals responsible for the preparation of the foregoing;
•the costs of any reports, proxy statements or other notices to our shareholders (including printing and mailing costs);
•the costs of any shareholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters;
•commissions and other compensation payable to brokers or dealers;
•research and market data;
•fidelity bond, directors’ and officers’ errors and omissions liability insurance and other insurance premiums;
•direct costs and expenses of administration, including printing, mailing, long distance telephone and staff;
•fees and expenses associated with independent audits, outside legal and consulting costs;
•costs of winding up;
•costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;
•extraordinary expenses (such as litigation or indemnification); and
•costs associated with reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of June 30, 2022, the amount of Expense Support payments provided by our Adviser since inception is $9.4 million.

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

Market Trends

We believe the middle-market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns based on a combination of the following factors,

Limited Availability of Capital for Middle-Market Companies. We believe that regulatory and structural changes in the market have reduced the amount of capital available to U.S. middle-market companies. In particular, we believe there are currently fewer providers of capital to middle market companies. We believe that many commercial and investment banks have, in recent years, de- emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there are a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.

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

Conservative Capital Structures. Following the credit crisis, which we define broadly as occurring between mid-2007 and mid- 2009, lenders have generally required borrowers to maintain more equity as a percentage of their total capitalization, specifically to protect lenders during economic downturns. With more conservative capital structures, U.S. middle market companies have exhibited higher levels of cash flows available to service their debt. In addition, U.S. middle market companies often are characterized by simpler capital structures than larger borrowers, which facilitates a streamlined underwriting process and, when necessary, restructuring process.

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

Portfolio and Investment Activity

As of June 30, 2022, based on fair value, our portfolio consisted of 80.6% first lien senior secured debt investments (of which we consider 47.0% to be unitranche debt investments (including "last-out" portions of such loans)), 10.7% second-lien senior secured debt investments, 2.4% unsecured debt investments, 4.9% preferred equity investments, and 1.4% common equity investments.

As of June 30, 2022, our weighted average total yield of the portfolio at fair value and amortized cost was 7.9% and 7.8%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 8.0% and 7.9%, respectively.

As of June 30, 2022 we had investments in 185 portfolio companies with an aggregate fair value of $8.5 billion. As of June 30, 2022, we had net leverage of 1.19x debt-to-equity and we target net leverage of 0.90x-1.25x debt-to-equity.

We expect the pace of our originations to vary with the pace of repayments and the pace at which we raise funds in our public and private offerings. Currently, rapidly rising interest rates, reduced refinancing activity and market uncertainty has led to a decline in mergers and acquisitions and other public market activity which in turn has led to decreased repayments over the quarter; however, because we have continued to raise funds in our public and private offerings, the pace of our originations is strong. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service oriented sectors such as software, insurance and healthcare, and the credit quality of our portfolio remains consistent. In addition, Owl Rock continues to have the opportunity to invest in large unitranche transactions in excess of $1 billion in size which gives us the ability to structure the terms and spreads of such deals. Subsequent to quarter end we invested in an aircraft and rail car leasing platform. We may continue to invest in specialty financing portfolio companies. These companies may use our capital to support acquisitions which could lead to increased dividend income.

We are continuing to monitor the effect that market volatility, including as a result of a rising interest rate environment may have on our portfolio companies and our investment activities. We believe that the rapid rise in interest rates will meaningfully benefit our net investment income in the third quarter as we begin to see the impact of interest rates exceeding our interest rate floors.

Our investment activity for the three months ended June 30, 2022 and 2021 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended June 30,
($ in thousands)	2022	2021
New investment commitments
Gross originations	$3,851,121	$362,600
Less: Sell downs	(227,924)	(1,250)
Total new investment commitments	$3,623,197	$361,350
Principal amount of investments funded:
First-lien senior secured debt investments	$2,290,127	$237,153
Second-lien senior secured debt investments	218,526	101,500
Unsecured debt investments	63,865	—
Preferred equity investments	166,062	10,985
Common equity investments	31,034	1,928
Total principal amount of investments funded	$2,769,614	$351,566
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(76,030)	$—
Second-lien senior secured debt investments	—	—
Unsecured debt investments	—	—
Preferred equity investments	—	—
Common equity investments	—	—
Total principal amount of investments sold or repaid	$(76,030)	$—
Number of new investment commitments in new portfolio companies(1)	51	27
Average new investment commitment amount	$42,146	$13,067
Weighted average term for new investment commitments (in years)	5.2	6.5
Percentage of new debt investment commitments at floating rates	99.1%	100.0%
Percentage of new debt investment commitments at fixed rates	0.9%	—%

	For the Three Months Ended June 30,
($ in thousands)	2022	2021
Weighted average interest rate of new debt investment commitments(2)(3)	7.8%	5.9%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	5.7%	5.2%

(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)For the three months ended June 2021, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR which was 0.15% as of June 30, 2021.
(3)For the three months ended June 30, 2022, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 2.12% as of June 30, 2022.

Investments at fair value and amortized cost consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$6,934,459	$6,809,423	(1)	$2,490,219	$2,491,334	(2)
Second-lien senior secured debt investments	946,684	900,730		496,559	498,247
Unsecured debt investments	214,522	201,174		2,164	2,116
Preferred equity investments	422,634	411,936		56,696	56,970
Common equity investments	128,574	127,965		71,259	71,705
Total Investments	$8,646,873	$8,451,228		$3,116,897	$3,120,372

(1)47.0% of which we consider unitranche loans.
(2)66.7% of which we consider unitranche loans.

The table below describes investments by industry composition based on fair value as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Advertising and media	1.0%	2.8%
Aerospace and defense	0.4	0.5
Automotive	1.1	1.7
Buildings and real estate	5.2	4.0
Business services	7.5	7.7
Chemicals	1.8	3.4
Consumer products	3.4	3.6
Containers and packaging	4.5	4.8
Distribution	3.4	1.7
Education	2.0	0.2
Energy equipment and services	0.3	—
Financial services	4.3	4.3
Food and beverage	7.5	1.5
Healthcare equipment and services	5.4	4.1
Healthcare providers and services	11.2	8.6
Healthcare technology	6.5	7.0

Household products	2.8	0.3
Human resource support services	1.4	4.0
Infrastructure and environmental services	1.2	0.9
Insurance	7.1	12.4
Internet software and services	11.7	12.3
Leisure and entertainment	1.3	3.0
Manufacturing	2.3	2.4
Professional services	2.4	3.6
Specialty retail	3.7	4.8
Telecommunications	0.2	0.1
Transportation	0.4	0.3
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
United States:
Midwest	22.9%	22.8%
Northeast	17.5	17.1
South	33.3	28.0
West	19.4	26.8
International	6.9	5.3
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Weighted average total yield of portfolio	7.9%	7.1%
Weighted average total yield of debt and income producing securities	8.0%	7.3%
Weighted average interest rate of debt securities	7.3%	6.8%
Weighted average spread over base rate of all floating rate investments	5.6%	6.0%

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

•assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;
•periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•comparisons to other companies in the portfolio company’s industry; and
•review of monthly or quarterly financial statements and financial projections for portfolio companies.

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$123,709	1.5%	$22,380	0.7%
2	8,302,382	98.2%	3,088,498	99.0%
3	16,697	0.2%	9,494	0.3%
4	8,440	0.1%	—	—%
5	—	—	—	—%
Total	$8,451,228	100.0%	$3,120,372	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$8,095,665	100.0%	$2,988,942	100.0%
Non-accrual	—	—%	—	—%
Total	$8,095,665	100%	$2,988,942	100%

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

Results of Operations

The following table represents the operating results for the three and six months ended June 30, 2022 and June 30, 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Total Investment Income	$128,921	$3,667	$199,066	$4,013
Less: Net Operating Expenses	59,848	1,361	87,402	1,782
Net Investment Income (Loss) Before Taxes	69,073	2,306	111,664	2,231
Less: Income taxes, including excise taxes	—	—	—	—
Net Investment Income (Loss) After Taxes	69,073	2,306	111,664	2,231
Net realized gain (loss)	131	(12)	568	7
Net change in unrealized gain (loss)	(168,930)	803	(192,387)	834
Net Increase (Decrease) in Net Assets Resulting from Operations	$(99,726)	$3,097	$(80,155)	$3,072

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and deprecation on the investment portfolio.

Investment Income

Investment income for the three and six months ended June 30, 2022 and June 30, 2021 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Interest income	$110,034	$3,497	$170,448	$3,734
PIK interest income	7,195	1	12,171	94
Dividend income	5,777	163	8,663	140
Other income	5,915	6	7,784	45
Total investment income	$128,921	$3,667	$199,066	$4,013
For the Three Months Ended June 30, 2022 and 2021

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interest obtained in connection with originated loans, such as options, warrants or conversion rights. Investment income increased to $128.9 million for the three months ended June 30, 2022 from $3.7 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $0.4 billion as of June 30, 2021 to $8.2 billion as of June 30, 2022. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees was $0.2 million for the three months ended June 30, 2022 and no income was generated from these fees for the three months ended June 30, 2021. PIK interest income increased period-over-period primarily as a result of adding new investments with contractual PIK interest to our portfolio. For the three months ended June 30, 2022, PIK interest earned was $7.2 million, representing approximately 5.6% of investment income. For the three months ended June 30, 2021, PIK interest earned was $1 thousand, representing less than 0.1% of total investment income. Other income increased period-over-period due to an increase in our portfolio of dividend income-producing investments and an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

For the Six Months Ended June 30, 2022 and 2021

Investment income increased to $199.1 million for the six months ended June 30, 2022 from $4.0 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $0.4 billion as of June 30, 2021 to $8.2 billion as of June 30, 2022. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees was $0.6 million for the six months ended June 30, 2022 and no income was generated from these fees for the six months ended June 30, 2021. PIK interest income increased period-over-period primarily as a result of adding new investments with contractual PIK interest to our portfolio. For the six months ended June 30, 2022, PIK interest earned was $12.2 million, representing approximately 6.1% of investment income. For the six months ended June 30, 2021, PIK interest earned was $94 thousand, representing 2.3% of total investment income. Other income increased period-over-period due to an increase in our portfolio of dividend income-producing investments and an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

Expenses

Expenses for the three and six months ended June 30, 2022 and June 30, 2021 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Initial organization	$—	$—	$—	$273
Offering costs	1,179	—	2,350	—
Interest expense	36,110	1,432	51,481	1,503
Management fees	9,348	214	14,898	266
Performance based incentive fees	9,483	198	14,347	198
Professional fees	2,053	377	3,334	663
Directors' fees	267	286	549	531
Shareholder servicing fees	2,924	49	4,886	50
Other general and administrative	1,197	561	2,332	928
Total operating expenses	$62,561	$3,117	$94,177	$4,412
Management fees waived	—	—	—	(52)
Expense Support	(2,713)	(1,756)	(6,775)	(2,578)
Net operating expenses	$59,848	$1,361	$87,402	$1,782

For the Three Months Ended June 30, 2022 and 2021

Total net operating expenses increased to $59.8 million for the three months ended June 30, 2022 from $1.4 million for the same period prior year primarily due to increases in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in the net asset value of the fund. The increase in incentive fees was due to higher pre- incentive fee net investment income. The increase in interest expense was driven by an increase in average daily borrowings to $3.3 billion from $115.2 million period over period, partially offset by a decrease in the average interest rate to 3.9% from 4.0% period over period.

For the Six Months Ended June 30, 2022 and 2021

Total net operating expenses increased to $87.4 million for the six months ended June 30, 2022 from $1.8 million for the same period prior year primarily due to increases in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in the net asset value of the fund. The increase in incentive fees was due to higher pre- incentive fee net investment income. The increase in interest expense was driven by an increase in average daily borrowings to $2.6 billion from $61.3 million period over period, partially offset by a decrease in the average interest rate to 3.6% from 4.0% period over period.

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

For the three and six months ended June 30, 2022 we did not accrue any U.S. federal excise tax. For the three and six months ended June 30, 2021 we did not accrue any U.S. federal excise tax.

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

Net Unrealized Gain (Loss) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and six months ended June 30, 2022 and 2021, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Net change in unrealized gain (loss) on investments	$(168,229)	$770	$(191,514)	$812
Net change in translation of assets and liabilities in foreign currencies	(701)	33	(873)	22
Net change in unrealized gain (loss)	(168,930)	803	(192,387)	834

For the Three Months Ended June 30, 2022 and 2021

For the three months ended June 30, 2022, the net unrealized loss was primarily driven by a decrease in the fair value of our investments as compared to March 31, 2022. The primary drivers of our portfolio’s unrealized losses were current market conditions, including public market volatility, and credit spreads widening across the broader markets as compared to March 31, 2022.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended June 30, 2022 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss) For the Three Months Ended June 30, 2022
Asurion, LLC	$(18.9)
Athenahealth Group Inc.	(9.5)
Dealer Tire, LLC	(6.8)
Cornerstone OnDemand, Inc.	(6.6)
CoreLogic Inc.	(6.0)
Delta TopCo, Inc. (dba Infoblox, Inc.)	(4.5)
Phoenix Newco, Inc. (dba Parexel)	(4.3)
Help/Systems Holdings, Inc.	(4.3)
ConnectWise, LLC	(3.6)
Shearer's Foods, LLC	(3.1)
Remaining portfolio companies	(100.6)
Total	$(168.2)

For the three months ended June 30, 2021, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to March 31, 2021.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended June 30, 2021 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss) For the Three Months Ended June 30, 2021
ConAir Holdings LLC	$0.3
Hyland Software, Inc.	0.1
KPCI Holdings, L.P.	0.1
Mavis Tire Express Services Topco Corp.	0.1
Canadian Hospital Specialties Limited	0.1
Cambium Learning Group, Inc.	0.1
Walker Edison Furniture Company LLC(1)	—
Peraton Corp.(1)	—
Hg Saturn LuchaCo Limited(1)	—
SRS Distribution, Inc.(1)	—
Remaining portfolio companies(1)	—
Total	$0.8

(1)Unrealized gain (loss) for the period rounds to less than $0.1 million.

For the Six Months Ended June 30, 2022 and 2021

For the six months ended June 30, 2022, the net unrealized loss was primarily driven by a decrease in the fair value of our investments as compared to December 31, 2021. The primary drivers of our portfolio’s unrealized losses were current market conditions, including public market volatility, and credit spreads widening across the broader markets as compared to December 31, 2021.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the six months ended June 30, 2022 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss) For the Six Months Ended June 30, 2022
Asurion, LLC	$(20.3)
Athenahealth Group Inc.	(9.9)
Cornerstone OnDemand, Inc.	(7.2)
Dealer Tire, LLC	(6.7)
CoreLogic Inc.	(6.4)
Phoenix Newco, Inc. (dba Parexel)	(5.2)
Help/Systems Holdings, Inc.	(4.9)
Shearer's Foods, LLC	(4.6)
Delta TopCo, Inc. (dba Infoblox, Inc.)	(4.5)
ConnectWise, LLC	(4.0)
Remaining portfolio companies	(117.8)
Total	$(191.5)

For the six months ended June 30, 2021, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2020.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the six months ended June 30, 2021 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss) For the Six Months Ended June 30, 2021
ConAir Holdings LLC	$0.3
Hyland Software, Inc.	0.1
KPCI Holdings, L.P.	0.1
Mavis Tire Express Services Topco Corp.	0.1
Canadian Hospital Specialties Limited	0.1
Cambium Learning Group, Inc.	0.1
Walker Edison Furniture Company LLC(1)	—
Peraton Corp.(1)	—
Hg Saturn LuchaCo Limited(1)	—
SRS Distribution, Inc.(1)	—
Remaining portfolio companies	0.1
Total	$0.8

(1)Unrealized gain (loss) for the period rounds to less than $0.1 million.

Net Realized Gains (Losses) on Investments
The realized gains and losses on fully exited and partially exited portfolio companies during the three and six months ended June 30, 2022 and 2021 were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Net realized gain (loss) on investments	$109	$—	$359	$7
Net realized gain (loss) on foreign currency transactions	22	(12)	209	—
Net realized gain (loss)	$131	$(12)	$568	$7

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
As of June 30, 2022 and December 31, 2021, our asset coverage ratios were 180% and 200%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of June 30, 2022, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2022 we had $0.4 billion available under our credit facilities.
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
As of June 30, 2022, we had $99.9 million in cash. During the six months ended June 30, 2022, we used $5.4 billion in cash for operating activities, primarily as a result of funding portfolio investments of $5.8 billion, partially offset by sales and repayments of portfolio investments of $278.0 million, and other operating activities of $152.9 million. Lastly, cash provided by financing activities was $5.5 billion during the period, which was the result of proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $3.1 billion, and proceeds from the issuance of shares of $2.5 billion, partially offset by $59.0 million of distributions paid and share repurchases of $51.2 million.

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

The following table summarizes transactions with respect to shares of our common stock during the three months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	45,473,732	$420,307	7,913,719	$72,860	80,385,794	$739,398	133,773,245	$1,232,565
Shares/gross proceeds from the private placements	—	—	—	—	4,402,193	40,509	4,402,193	40,509
Reinvestment of distributions	684,558	6,264	261,628	2,400	1,167,560	10,708	2,113,746	19,372
Repurchased shares	(946,284)	(8,365)	(125,276)	(1,110)	(2,073,617)	(18,414)	(3,145,177)	(27,889)
Total shares/gross proceeds	45,212,006	418,206	8,050,071	74,150	83,881,930	772,201	137,144,007	1,264,557
Sales load	—	(3,423)	—	(114)	—	—	—	(3,537)
Total shares/net proceeds	45,212,006	$414,783	8,050,071	$74,036	83,881,930	$772,201	137,144,007	$1,261,020

	For the Three Months Ended June 30, 2021
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	2,868,538	$27,047	3,044,525	$28,196	12,511,653	$115,968	18,424,716	$171,211
Shares/gross proceeds from the private placements	—	—	—	—	—	—	—	—
Reinvestment of distributions	7,543	70	12,344	114	25,832	239	45,719	423
Repurchased shares	—	—	—	—	—	—	—	—
Total shares/gross proceeds	2,876,081	27,117	3,056,869	28,310	12,537,485	116,207	18,470,435	171,634
Sales load	—	(467)	—	—	—	—	—	(467)
Total shares/net proceeds	2,876,081	$26,650	3,056,869	$28,310	12,537,485	$116,207	18,470,435	$171,167

The following table summarizes transactions with respect to shares of our common stock during the six months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	93,745,587	$873,325	20,317,574	$188,594	146,097,662	$1,351,638	260,160,823	$2,413,557
Shares/gross proceeds from the private placements	—	—	—	—	8,578,458	79,265	8,578,458	79,265
Reinvestment of distributions	1,074,628	9,894	418,701	3,861	1,799,245	16,593	3,292,574	30,348
Repurchased shares	(1,595,704)	(14,366)	(158,129)	(1,414)	(3,907,137)	(35,392)	(5,660,970)	(51,172)
Total shares/gross proceeds	93,224,511	868,853	20,578,146	191,041	152,568,228	1,412,104	266,370,885	2,471,998
Sales load	—	(7,073)	—	(446)	—	—	—	(7,519)
Total shares/net proceeds	93,224,511	$861,780	20,578,146	$190,595	152,568,228	$1,412,104	266,370,885	$2,464,479

	For the Six Months Ended June 30, 2021
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	2,868,538	$27,047	3,368,067	$31,192	14,982,573	$138,848	21,219,178	$197,087
Shares/gross proceeds from the private placements	—	—	—	—	—	—	—	—
Reinvestment of distributions	7,543	70	12,344	114	25,832	239	45,719	423
Repurchased shares	—	—	—	—	—	—	—	—
Total shares/gross proceeds	2,876,081	27,117	3,380,411	31,306	15,008,405	139,087	21,264,897	197,510
Sales load	—	(467)	—	—	—	—	—	(467)
Total shares/net proceeds	2,876,081	$26,650	3,380,411	$31,306	15,008,405	$139,087	21,264,897	$197,043

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

The changes to our offering price per share since the commencement of our initial continuous public offering and associated effective dates of such changes were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.32	$9.58
April 1, 2021	$9.26	$0.32	$9.58
May 1, 2021	$9.26	$0.32	$9.58
June 1, 2021	$9.28	$0.32	$9.60
July 1, 2021	$9.30	$0.33	$9.63
August 1, 2021	$9.30	$0.33	$9.63
September 1, 2021	$9.30	$0.33	$9.63
October 1, 2021	$9.31	$0.33	$9.64
November 1, 2021	$9.32	$0.33	$9.65
December 1, 2021	$9.31	$0.33	$9.64
January 1, 2022	$9.33	$0.33	$9.66
February 1, 2022	$9.33	$0.33	$9.66
March 1, 2022	$9.27	$0.32	$9.59
April 1, 2022	$9.24	$0.32	$9.56
May 1, 2022	$9.23	$0.32	$9.55
June 1, 2022	$9.02	$0.32	$9.34

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.14	$9.40
April 1, 2021	$9.26	$0.14	$9.40
May 1, 2021	$9.25	$0.14	$9.39
June 1, 2021	$9.27	$0.14	$9.41
July 1, 2021	$9.29	$0.14	$9.43
August 1, 2021	$9.29	$0.14	$9.43
September 1, 2021	$9.29	$0.14	$9.43
October 1, 2021	$9.31	$0.14	$9.45
November 1, 2021	$9.32	$0.14	$9.46
December 1, 2021	$9.31	$0.14	$9.45
January 1, 2022	$9.34	$0.14	$9.48
February 1, 2022	$9.33	$0.14	$9.47
March 1, 2022	$9.27	$0.14	$9.41
April 1, 2022	$9.25	$0.14	$9.39
May 1, 2022	$9.24	$0.14	$9.38
June 1, 2022	$9.04	$0.14	$9.18

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$—	$9.26
April 1, 2021	$9.26	$—	$9.26
May 1, 2021	$9.25	$—	$9.25
June 1, 2021	$9.27	$—	$9.27
July 1, 2021	$9.29	$—	$9.29
August 1, 2021	$9.29	$—	$9.29
September 1, 2021	$9.29	$—	$9.29
October 1, 2021	$9.31	$—	$9.31
November 1, 2021	$9.32	$—	$9.32
December 1, 2021	$9.31	$—	$9.31
January 1, 2022	$9.34	$—	$9.34
February 1, 2022	$9.33	$—	$9.33
March 1, 2022	$9.27	$—	$9.27
April 1, 2022	$9.26	$—	$9.26
May 1, 2022	$9.25	$—	$9.25
June 1, 2022	$9.05	$—	$9.05

Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the six months ended June 30, 2022:

	Class S common stock distributions		Class D common stock distributions		Class I common stock distributions
($ in thousands)	Per Share(1)(2)	Amount	Per Share(1)(2)	Amount	Per Share(2)	Amount
2022
January 31, 2022	$0.06	$3,798	$0.06	$1,094	$0.06	$6,348
February 28, 2022	0.06	4,593	0.06	1,367	0.06	7,312
March 31, 2022	0.06	5,334	0.06	1,673	0.06	8,860
April 30, 2022	0.06	6,147	0.06	1,767	0.06	10,893
May 31, 2022	0.06	6,896	0.06	2,003	0.06	12,307
June 30, 2022	0.06	7,613	0.06	2,110	0.06	13,541
Total	$0.36	$34,381	$0.36	$10,014	$0.36	$59,261

(1)Distributions per share are gross of shareholder servicing fees.
(2)Amounts presented differ slightly to actuals due to rounding.

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

On May 3, 2022, our Board declared regular monthly distributions for July 2022 through September 2022. The regular monthly cash distributions, each in the gross amount of $0.05580000, $0.05580000, and $0.05580000 per share, are payable on August 26, 2022, September 29, 2022, and October 31, 2022 to shareholders of records of July 31, 2022, August 31, 2022, and September 30, 2022, respectively.

On May 9, 2022, our Board declared special monthly distributions for July 2022 through September 2022. The special monthly cash distributions, each in the gross amount of $0.0020750, $0.0020750, and $0.0020750 per share, are payable on August 26, 2022, September 29, 2022, and October 31, 2022 to shareholders of records of July 31, 2022, August 31, 2022, and September 30, 2022, respectively.

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

Through June 30, 2022, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the six months ended June 30, 2022 and 2021.

	For the Six Months Ended June 30, 2022
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.36	$103,656	100.0%
Total	$0.36	$103,656	100.0%

(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to 'ITEM 1. - Notes to Consolidated Financial Statements - Note
11. Financial Highlights" for amounts by share class.

	For the Six Months Ended June 30, 2021
Source of Distribution(3)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.19	$2,595	99.8%
Net realized gain (loss) on investments(2)	—	6	0.2%
Total	$0.19	$2,601	100.0%

(1)Distributions per share are gross of shareholder servicing fees.
(2)The net realized gain (loss) on investments per share for the six months ended June 30, 2021, rounds to less than $0.01 per share.
(3)Data in this table is presented on a consolidated basis. Refer to Note 11 "Financial Highlights" for amounts by share class.

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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
August 25, 2021	D	September 30, 2021	$55	$9.31	5,933
August 25, 2021	I	September 30, 2021	$291	$9.32	31,255
November 26, 2021	S	December 30, 2021	$150	$9.33	16,129
November 26, 2021	D	December 30, 2021	$51	$9.34	5,394
November 26, 2021	I	December 30, 2021	$1,213	$9.34	129,828
February 25, 2022	S	March 31, 2022	$6,001	$9.24	649,420
February 25, 2022	D	March 31, 2022	$304	$9.25	32,853
February 25, 2022	I	March 31, 2022	$16,978	$9.26	1,833,520
May 25, 2022	S	June 30, 2022	$8,365	$8.84	946,284
May 25, 2022	D	June 30, 2022	$1,110	$8.86	125,276
May 25, 2022	I	June 30, 2022	$18,414	$8.88	2,073,617

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of June 30, 2022 and 2021:

	June 30, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility	$1,175,000	$935,398	$239,602	$928,140
SPV Asset Facility I	550,000	549,782	218	546,496
SPV Asset Facility II	1,650,000	1,198,000	119,352	1,187,691
SPV Asset Facility III	750,000	205,000	43,351	199,286
SPV Asset Facility IV	500,000	465,000	14,595	460,701
March 2025 Notes	500,000	500,000	—	494,310
September 2026 Notes	350,000	350,000	—	344,087
February 2027 Notes	500,000	500,000	—	493,033
Total Debt	$5,975,000	$4,703,180	$417,118	$4,653,744

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying values of the Company's Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, March 2025 Notes, September 2026 Notes and February 2027 Notes are presented net of unamortized debt issuance costs of $7.3 million, $3.3 million, $10.3 million, $5.7 million, $4.3 million, $5.7 million, $5.9 million and $7.0 million, respectively.
(3)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.

	December 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Promissory Note	$250,000	$—	$250,000	$—
Revolving Credit Facility	750,000	451,170	298,830	445,188
SPV Asset Facility I	550,000	301,282	33,740	298,015
SPV Asset Facility II	1,000,000	446,000	83,678	438,637
September 2026 Notes	350,000	350,000	—	343,971
Total Debt	$2,900,000	$1,548,452	$666,248	$1,525,811

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying values of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, and September 2026 Notes are presented net of unamortized debt issuance costs of $6.0 million, $3.3 million, $7.4 million, and $6.0 million, respectively.

For the three and six months ended June 30, 2022 and 2021, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Interest expense	$32,308	$1,165	$47,412	$1,236
Amortization of debt issuance costs	3,802	267	4,069	267
Total Interest Expense	$36,110	$1,432	$51,481	$1,503
Average interest rate	3.9%	4.0%	3.6%	4.0%
Average daily borrowings	$3,310,387	$115,223	$2,598,780	$61,267

Senior Securities

Information about our senior securities is shown in the following table as of June 30, 2022 and the fiscal years ended December 31, 2021, and 2020.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Promissory Note(5)
June 30, 2022 (unaudited)	$—	—	—	N/A
December 31, 2021	$—	—	—	N/A
December 31, 2020	$10.0	2,226.8	—	N/A
SPV Asset Facility I
June 30, 2022 (unaudited)	$549.8	1,802.2	—	N/A
December 31, 2021	$301.3	1,998.5	—	N/A
December 31, 2020	$—	—	—	N/A
SPV Asset Facility II
June 30, 2022 (unaudited)	$1,198.0	1,802.2	—	N/A
December 31, 2021	$446.0	1,998.5	—	N/A
December 31, 2020	$—	—	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
SPV Asset Facility III
June 30, 2022 (unaudited)	$205.0	1,802.2	—	N/A
December 31, 2021	$—	—	—	N/A
December 31, 2020	$—	—	—	N/A
SPV Asset Facility IV
June 30, 2022 (unaudited)	$465.0	1,802.2	—	N/A
December 31, 2021	$—	—	—	N/A
December 31, 2020	$—	—	—	N/A
Revolving Credit Facility
June 30, 2022 (unaudited)	$935.4	1,802.2	—	N/A
December 31, 2021	$451.2	1,998.5	—	N/A
December 31, 2020	$—	—	—	N/A
September 2026 Notes
June 30, 2022 (unaudited)	$350.0	1,802.2	—	N/A
December 31, 2021	$350.0	1,998.5	—	N/A
December 31, 2020	$—	—	—	N/A
February 2027 Notes
June 30, 2022 (unaudited)	$500.0	1,802.2	—	N/A
December 31, 2021	$—	—	—	N/A
December 31, 2020	$—	—	—	N/A
March 2025 Notes
June 30, 2022 (unaudited)	$500.0	1,802.2	—	N/A
December 31, 2021	$—	—	—	N/A
December 31, 2020	$—	—	—	N/A

(1)Total amount of each class of senior securities outstanding at the end of the period presented.
(2)Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3)The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The "—" in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)Not applicable because the senior securities are not registered for public trading.
(5)Facility was terminated in June 2022.

Promissory Note

On October 15, 2020, we as borrower, entered into a Loan Agreement (the "Loan Agreement") with Owl Rock Feeder FIC ORCIC Debt LLC ("Feeder FIC Debt"), an affiliate of the Adviser, as lender, to enter into revolving promissory notes (the "Promissory Notes") to borrow up to an aggregate of $50 million from Feeder FIC Debt. The Loan Agreement was subsequently amended on March 31, 2021, August 26, 2021, September 13, 2021, and March 8, 2022, and amended and restated on May 12, 2021. Prior to June 22, 2022, the aggregate amount that could be borrowed under the Loan Agreement was $250 million and the stated maturity date was February 28, 2023.

The interest rate on amounts borrowed pursuant to the Promissory Notes between March 8, 2022 and May 12, 2021 was based on the lesser of the rate of interest for an ABR Loan or a Eurodollar Loan under the Credit Agreement dated as of April 15, 2021, as amended or supplemented from time to time, by and among the Adviser, as borrower, the several lenders from time to time party thereto, MUFG Union Bank, N.A., as Collateral Agent and MUFG Bank, Ltd., as Administrative Agent.

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

The unpaid principal balance of the Revolving Promissory Note and accrued interest thereon was payable by us from time to time at the discretion of us but immediately due and payable upon 120 days written notice by Owl Rock Feeder FIC ORCIC Debt LLC, and in any event due and payable in full no later than February 28, 2023. We intend to use the borrowed funds to, among other things, make investments in portfolio companies consistent with its investment strategies. On June 22, 2022, the Company and Feeder FIC Debt entered into a Termination Agreement (the “Termination Agreement”) pursuant to which the Loan Agreement was terminated. At the time the Termination Agreement was executed, there were no amounts outstanding pursuant to the Loan Agreement or the Promissory Notes.

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

On April 11, 2022, the parties to the SPV Asset Facility II amended certain terms of the facility including, among other changes, increasing the Facility Amount from $1 billion to $1.275 billion, extending the Ramp-up Period through December 31, 2022 and adding two additional lenders.

On May 3, 2022, the parties to the SPV Asset Facility II amended certain terms of the facility including, among other changes, increasing the Facility Amount from $1.275 billion to $1.650 billion and adding two additional lenders.

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

The September 2026 Notes were issued pursuant to an Indenture dated as of September 23, 2021 (the “Base Indenture”), between us and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of September 23, 2021 (the “First Supplemental Indenture” and together with the Base Indenture, the “September 2026 Indenture”), between us and the Trustee. The September 2026 Notes will mature on September 23, 2026 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the September 2026 Indenture. The September 2026 Notes initially bear interest at a rate of 3.125% per year payable semi-annually on March 23 and September 23 of each year, commencing on March 23, 2022. Concurrent with the issuance of the September 2026 Notes, we entered into a Registration Rights (the "September 2026 Registration Rights Agreement") Agreement for the benefit of the purchasers of the September 2026 Notes. Pursuant to the September 2026 Registration Rights Agreement, we are obligated to file a registration statement with the SEC with respect to an offer to exchange the September 2026 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the September 2026 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use our commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the September 2026 Notes. If we fail to satisfy our registration obligations under the September 2026 Registration Rights Agreement, we will be required to pay additional interest to the holders of the September 2026 Notes. The Company filed a registration statement with the SEC and, on July 25, 2022, commenced an offer to exchange the September 2026 Notes for newly issuer registered notes with substantially similar terms. See "ITEM 1. - Notes to Consolidated Financial Statements - Note 12. Subsequent Events."

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

The February 2027 Notes were issued pursuant to the Base Indenture and a Second Supplemental Indenture, dated as of February 8, 2022 (the “Second Supplemental Indenture” and together with the Base Indenture, the “February 2027 Indenture”), between us and the Trustee. The February 2027 Notes will mature on February 8, 2027 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the February 2027 Indenture. The February 2027 Notes initially bear interest at a rate of 4.70% per year payable semi-annually on February 8 and August 8 of each year, commencing on August 8, 2022. Concurrent with the issuance of the February 2027 Notes we entered into a Registration Rights Agreement (the “February 2027 Registration Rights Agreement”) for the benefit of the purchasers of the February 2027 Notes. Pursuant to the February 2027 Registration Rights Agreement we are obligated to file a registration statement with the SEC with respect to an offer to exchange the February 2027 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the February 2027 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the February 2027 Notes. If we fail to satisfy its registration obligations under the February 2027 Registration Rights Agreement, we will be required to pay additional interest to the holders of the February 2027 Notes. The Company filed a registration statement with the SEC and, on July 25, 2022, commenced an offer to exchange the February 2027 Notes for newly issuer registered notes with substantially similar terms.

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

The March 2025 Notes were issued pursuant to the Base Indenture and a Third Supplemental Indenture, dated as of March 29, 2022 (the “Third Supplemental Indenture” and together with the Base Indenture, the “March 2025 Indenture”), between us and the Trustee. The March 2025 Notes will mature on March 21, 2025 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the March 2025 Indenture. The March 2025 Notes bear interest at a rate of 5.500% per year payable semi-annually on March 21 and September 21 of each year, commencing on September 21, 2022. Concurrent with the issuance of the March 2025 Notes,we in connection with the offering, we entered into a Registration Rights Agreement, dated as of March 29, 2022 (the “March 2025 Registration Rights Agreement”), for the benefit of the purchasers of the March 2025 Notes. Pursuant to the March 2025 Registration Rights Agreement, we are obligated to file with the SEC a registration statement with respect to an offer to exchange the March 2025 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the March 2025 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the March 2025 Notes. If we fail to satisfy its registration obligations under the March 2025 Registration Rights Agreement, we will be required to pay additional interest to the holders of the March 2025 Notes. The Company filed a registration statement with the SEC and, on July 25, 2022, commenced an offer to exchange the March 2025 Notes for newly issuer registered notes with substantially similar terms.

The March 2025 Notes are our direct, general unsecured obligations and rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the March 2025 Notes. The March 2025 Notes rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior to the March 2025 Notes. The March 2025 Notes rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that we secures) to the extent of the value of the assets securing such indebtedness. The March 2025 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of June 30, 2022 and December 31, 2021, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2022	December 31, 2021
($ in thousands)
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	$480	$—
ACR Group Borrower, LLC	First lien senior secured revolving loan	25	875
Alera Group, Inc.	First lien senior secured delayed draw term loan	790	47,273
Alera Group, Inc.	First lien senior secured delayed draw term loan	33,654	—
Anaplan, Inc.	First lien senior secured revolving loan	16,528	—
Apex Group Treasury, LLC	Second lien senior secured delayed draw term loan	6,618	6,618
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	49,383	—
Apex Service Partners, LLC	First lien senior secured revolving loan	3,680	—
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	18,367	—
Appfire Technologies, LLC	First lien senior secured revolving loan	1,539	—
Armstrong Bidco Ltd. (dba The Access Group)	First lien senior secured delayed draw term loan	16,836	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	4,425	4,255
Associations, Inc.	First lien senior secured revolving loan	4,829	4,829
Associations, Inc.	First lien senior secured delayed draw term loan	65,207	—
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	6,522	—
AxiomSL Group, Inc.	First lien senior secured revolving loan	2,591	2,591
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	2,145	2,145
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,593	1,593
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	31,034	31,034
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	4,655	4,655
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	36	47
Brightway Holdings, LLC	First lien senior secured revolving loan	2,105	2,105
BW Holding, Inc.	First lien senior secured delayed draw term loan	—	4,184

Portfolio Company	Investment	June 30, 2022	December 31, 2021
Canadian Hospital Specialties Ltd	First lien senior secured delayed draw term loan	669	939
Canadian Hospital Specialties Ltd	First lien senior secured revolving loan	154	388
CFS Brands, LLC	First lien senior secured delayed draw term loan	11,344	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	—	4,400
CivicPlus, LLC	First lien senior secured revolving loan	2,244	880
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	3,750	—
Community Brands ParentCo, LLC	First lien senior secured revolving loan	1,875	—
CSC MKG Topco LLC. (dba Medical Knowledge Group)	First lien senior secured revolving loan	12,921	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	24,276	20,519
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	7,306	7,407
Dermatology Intermediate Holdings III, Inc	First lien senior secured delayed draw term loan	3,646	—
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	9,553	9,553
Dodge Data & Analytics LLC	First lien senior secured revolving loan	—	125
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	1,955	1,955
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	11,600	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	10,605	10,605
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	676	676
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	6,409	19,678
Fortis Solutions Group, LLC	First lien senior secured revolving loan	6,297	6,747
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	66,257	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	791	791
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,182	3,182
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	2,789
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	10,000	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,506	1,673
Global Music Rights, LLC	First lien senior secured revolving loan	7,500	7,500
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	870	870
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	881	881
Granicus, Inc.	First lien senior secured revolving loan	161	161
Granicus, Inc.	First lien senior secured delayed draw term loan	136	136
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	2,808	5,081
Guidehouse Inc.	First lien senior secured revolving loan	—	7,018
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	85	96
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	11,964	20,239
Hissho Sushi Merger Sub LLC	First lien senior secured revolving loan	6,705	—

Portfolio Company	Investment	June 30, 2022	December 31, 2021
IMO Investor Holdings, Inc.	First lien senior secured delayed draw term loan	4,963	—
IMO Investor Holdings, Inc.	First lien senior secured revolving loan	2,234	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	2,619	1,806
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	31,750	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	10,583	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	33,169	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	—	14,861
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	—	29
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	9,822	—
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	83	80
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	8,469	8,469
Intelerad Medical Systems Inc.	First lien senior secured revolving loan	401	401
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3,478	—
Kaseya Inc.	First lien senior secured delayed draw term loan	4,342	—
Kaseya Inc.	First lien senior secured revolving loan	4,342	—
KBP Brands, LLC	First lien senior secured delayed draw term loan	3,416	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	19,000	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	525	4,372
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured delayed draw term loan	8,748	—
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	2,954	3,073
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	9,559	9,559
Lignetics Investment Corp.	First lien senior secured revolving loan	956	9,559
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	40,190	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	8,038	—
Medline Borrower, LP	First lien senior secured revolving loan	2,020	2,020
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	28,558	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	—	2,264
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,571	3,571
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,765	1,765
Ministry Brands Holdings, LLC.	First lien senior secured delayed draw term loan	15,819	15,819
Ministry Brands Holdings, LLC.	First lien senior secured revolving loan	4,746	4,746
Mitnick Corporate Purchaser, Inc.,	First lien senior secured revolving loan	9,375	—
Natural Partners, LLC	First lien senior secured revolving loan	5,063	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	1,375	1,375

Portfolio Company	Investment	June 30, 2022	December 31, 2021
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	8,803	8,803
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	2,993	4,401
OAC Holdings I Corp. (dba Omega Holdings)	First lien senior secured revolving loan	551	—
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	7,140	7,140
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3,302	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	88	88
Pediatric Associates Holding Company, LLC	First lien senior secured delayed draw term loan	1,776	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan	69,643	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	—	3,627
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	8,000	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	2,570	2,570
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured delayed draw term loan	28,553	—
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured revolving loan	12,237	—
Pluralsight, LLC	First lien senior secured revolving loan	392	392
Pro Mach Group, Inc.	First lien senior secured delayed draw term loan	2,404	—
QAD Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	218	455
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	—	11
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	—	10,667
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	—	92
Relativity ODA LLC	First lien senior secured revolving loan	435	435
Securonix, Inc.	First lien senior secured revolving loan	5,339	—
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	16,049	—
Smarsh Inc.	First lien senior secured delayed draw term loan	20,762	—
Smarsh Inc.	First lien senior secured revolving loan	5,190	—
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	850	1,052
Southern Air & Heat Holdings, LLC	First lien senior secured revolving loan	203	282
Sovos Compliance, LLC	First lien senior secured delayed draw term loan	—	1,104
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	1,953	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	13,947	—
Tahoe Finco, LLC	First lien senior secured revolving loan	6,279	6,279
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	5,336	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,768	—
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured delayed draw term loan	10,317	10,317
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	4,952	5,159
The Shade Store, LLC	First lien senior secured revolving loan	3,409	6,818

Portfolio Company	Investment	June 30, 2022	December 31, 2021
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	470	714
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	2,041	2,041
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	30,000	—
Troon Golf, L.L.C.	First lien senior secured revolving loan	7,207	7,207
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	800	950
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	5,075	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	8,120	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	1,078
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	142	142
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
Total Unfunded Portfolio Company Commitments		$1,100,236	$422,808

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

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of us in the amount of $2.7 million for the period from April 22, 2020 (Inception) to June 30, 2022, of which $2.7 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

The Adviser has incurred organization and offering costs on behalf of us in the amount of $2.7 million for the period from April 22, 2020 (Inception) to December 31, 2021, of which $2.7 million has been charged to us pursuant to the Investment Advisory Agreement. See Note 3. Agreements and Related Party Transactions - Investment Advisory Agreement.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2022, management was not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities and notes as of June 30, 2022, is as follows:

($ in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 years
Revolving Credit Facility	$935,398	$—	$—	$935,398	$—
SPV Asset Facility I	549,782	—	—	—	549,782
SPV Asset Facility II	1,198,000	—	—	1,198,000	—
SPV Asset Facility III	205,000	—	—	205,000	—
SPV Asset Facility IV	465,000	—	—	—	465,000
September 2026 Notes	500,000	—	—	500,000	—
February 2027 Notes	350,000	—	—	350,000	—
March 2025 Notes	500,000	—	500,000	—	—
Total Contractual Obligations	$4,703,180	$—	$500,000	$3,188,398	$1,014,782

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•the Investment Advisory Agreement;
•the Administration Agreement;
•the Expense Support Agreement;
•the Dealer Manager Agreement; and
•the License Agreement.

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

The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:

•With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;
•With respect to investments for which market quotations are not readily available, the valuation process begins with the independent valuation firm(s) providing a preliminary valuation of each investment to the Adviser’s valuation committee;
•Preliminary valuation conclusions are documented and discussed with the Adviser’s valuation committee. Agreed upon valuation recommendations are presented to the Audit Committee;
•The Audit Committee reviews the valuations recommendations and recommends values for each investment to the Board; and
•The Board reviews the recommended valuations and determines the fair value of each investment.

We conduct this valuation process on a quarterly basis.

We apply Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

•Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.
•Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes accretion and amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. PIK dividends represent accrued dividends that are added to the shares held of the equity investment on the respective interest payment dates rather than being paid in cash and generally becomes due at a certain trigger date. For the three months ended June 30, 2022, PIK interest income earned was $7.2 million, representing 5.6% of total investment income. For the six months ended June 30, 2022, PIK interest earned was $12.2 million, representing 6.1% of total investment income. For the three and six months ended June 30, 2021, PIK interest income earned was less than 5% of total investment income. Discounts and premiums to par value on securities purchased are accreted or amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of premiums or discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

Distributions

We have elected to be treated for U.S. federal income tax purposes, and intend to continue to qualify annually as a RIC under Subchapter M of the Code. To obtain and maintain our tax treatment as a RIC, we must distribute (or be deemed to distribute) in each taxable year distributions for tax purposes equal to at least 90 percent of the sum of our:

•investment company taxable income (which is generally our ordinary income plus the excess of realized short-term capital gains over realized net long-term capital losses), determined without regard to the deduction for dividends paid, for such taxable year; and
•net tax-exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) for such taxable year.

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

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax payable by us. We may be subject to a nondeductible 4% U.S. federal excise tax if we do not distribute (or are treated as distributing) during each calendar year an amount at least equal to the sum of:

•98% of our net ordinary income excluding certain ordinary gains or losses for that calendar year;

•98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of that calendar year; and
•100% of any income or gains recognized, but not distributed, in preceding years.

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

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income” for that year, which is generally our ordinary income plus the excess of our realized net short- term capital gains over our realized net long-term capital losses. In order for us to not be subject to U.S. federal excise taxes, we must distribute annually an amount at least equal to the sum of (i) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. We, at our discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. excise tax on this income.

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

Recent Developments

Amendment to SPV Asset Facility II

On July 11, 2022, the parties to SPV Asset Facility II amended certain terms of the facility, including increasing the aggregate commitment of the Lenders under the facility from $1.650 billion to $1.690 billion and added a lender. On August 1, 2022, the parties to the SPV Asset Facility II further amended certain terms of the facility, including increasing the aggregate commitment of the Lenders under the facility from $1.690 billion to $1.800 billion, making various other changes and adding additional lenders.

Declaration of Special Distributions

On July 14, 2022, our Board of Directors declared special distributions to our stockholders. These distributions are in addition to those previously declared and announced. These additional distributions, each in the amount of $0.0025000 per share, are payable on August 31, 2022 and September 30, 2022 to shareholders of records of July 31, 2022 and August 31, 2022.

Commencement of Exchange Offer

On July 25, 2022, we commenced an offer to exchange each of the September 2026 Notes, the February 2027 Notes, and the March 2025 Notes for newly issued registered notes with substantially similar terms.

Amended and Restated Revolving Credit Facility

On August 11, 2022, we entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the "A&R Revolver"), which amends and restates the Revolver in its entirety. The parties to the A&R Revolver include the us, as Borrower, the lenders from time to time parties thereto and Sumitomo Mitsui Banking Corporation as Administrative Agent. The A&R Revolver provides for among other things, (a) an upsize of the aggregate principal amount of the revolving credit commitments under the A&R Revolver from $1.175 billion to $1.550 billion, (b) an upsize of the accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the A&R Revolver from up to $1.300 billion to up to $2.325 billion, (c) an upsize of the swingline subfacility from $50 million to $200 million, (d) an extension of the revolver availability period from April 2025 to August 2026, (e) an extension of the scheduled maturity date from April 2026 to August 2027, (f) the removal of all maintenance financial covenants other than the minimum shareholders' equity test and the asset coverage ratio test and (g) a reset of the minimum shareholders' equity test.

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

As of June 30, 2022, 98.8% of our debt investments based on fair value were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.7%.

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$244.6	$(100.6)	$144.0
Up 200 basis points	$163.1	$(67.1)	$96.0
Up 100 basis points	$81.5	$(33.5)	$48.0
Up 50 basis points	$40.8	$(16.8)	$24.0
Down 50 basis points	$(40.5)	$16.8	$(23.7)
Down 100 basis points	$(81.0)	$33.5	$(47.4)

(1)Excludes the impact of income based fees. See Note 3 of our consolidated financial statements for more information on the income based fees.

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

Inflation and Supply Chain Risk

Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, geopolitical events, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation has increased in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., and monetary policy has tightened in response. Persistent inflationary pressures could affect our portfolio companies profit margins.

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as amended, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.
(b)Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC. In order to satisfy the reinvestment portion of our dividends for the six months ended June 30, 2022, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price	Share Class
January 27, 2022	December 31, 2021	101,113	$9.33	Class S
January 27, 2022	December 31, 2021	39,372	$9.34	Class D
January 27, 2022	December 31, 2021	158,463	$9.34	Class I
February 23, 2022	January 31, 2022	129,805	$9.33	Class S
February 23, 2022	January 31, 2022	44,790	$9.33	Class D
February 23, 2022	January 31, 2022	217,387	$9.34	Class I
March 24, 2022	February 28, 2022	159,152	$9.27	Class S
March 24, 2022	February 28, 2022	72,910	$9.27	Class D
March 24, 2022	February 28, 2022	251,493	$9.28	Class I
April 25, 2022	March 31, 2022	187,121	$9.24	Class S
April 25, 2022	March 31, 2022	80,760	$9.25	Class D
April 25, 2022	March 31, 2022	314,683	$9.26	Class I
May 24, 2022	April 30, 2022	228,068	$9.23	Class S
May 24, 2022	April 30, 2022	87,493	$9.24	Class D
May 24, 2022	April 30, 2022	380,845	$9.25	Class I
June 23, 2022	May 31, 2022	269,369	$9.02	Class S
June 23, 2022	May 31, 2022	93,375	$9.04	Class D
June 23, 2022	May 31, 2022	472,034	$9.05	Class I
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

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

10.1
Amendment No. 4 to the Loan Financing and Servicing Agreement, dated as of April 11, 2022, among Core Income Funding II LLC, as Borrower, Owl Rock Core Income Corp., as Equityholder and Services Provider, the Lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Facility Agent, the other Agents parties thereto, State Street Bank and Trust Company, as Collateral Agent, and Alter Domus (US) LLC, as Collateral Custodian (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on April 13, 2022).

10.2
Amendment No. 5 to the Loan Financing and Servicing Agreement, dated as of May 3, 2022, among Core Income Funding II LLC, as Borrower, Owl Rock Core Income Corp., as Equityholder and Services Provider, the Lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Facility Agent, the other Agents parties thereto, State Street Bank and Trust Company, as Collateral Agent, and Alter Domus (US) LLC, as Collateral Custodian (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on May 5, 2022).

10.3
Termination Agreement, dated June 22, 2022, between Owl Rock Core Income Corp. and Owl Rock Feeder FIC ORCIC Debt LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 23, 2022).

10.4*
Third Amendment to the Senior Secured Revolving Credit Agreement, dated as of August 11, 2022, among Owl Rock Core Income Corp. as Borrower, the Lenders and Issuing Banks party thereto, and Sumitomo Mitsui Banking Corporation as Administrative Agent.

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
______________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Owl Rock Core Income Corp.

Date: August 11, 2022	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: August 11, 2022	By:	/s/ Bryan Cole
Bryan Cole
Chief Operating Officer and Chief Financial Officer