Form 10-Q
period 2022-09-30
Owl Rock Core Income Corp.
filed 2022-11-10
CIK 1812554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
i

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of November 10, 2022, the registrant had 186,343,019 shares of Class S common stock, 46,612,988 shares of Class D common stock, and 312,119,178 shares of Class I common stock, each with a par value per share of $0.01, outstanding.

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
•our future operating results;
•the impact of rising interest and inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies;
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
•the effect of legal, tax and regulatory changes including the recently announced Inflation Reduction Act of 2022;
•the impact that environmental, social and governance matters could have on our brand and reputation and our portfolio companies;
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Core Income Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	September 30, 2022 (Unaudited)	December 31, 2021
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $10,153,647 and $3,116,897, respectively)	$9,995,104	$3,120,372
Non-controlled, affiliated investments (amortized cost of $7,032 and $0, respectively)	7,032	—
Controlled, affiliated investments (amortized cost of $1,368 and $0, respectively)	1,368	—
Total investments at fair value (amortized cost of $10,162,047 and $3,116,897, respectively)	10,003,504	3,120,372
Cash	176,350	21,459
Interest receivable	62,043	19,034
Receivable for investments sold	1,965	—
Prepaid expenses and other assets	4,477	2,883
Total Assets	$10,248,339	$3,163,748
Liabilities
Debt (net of unamortized debt issuance costs of $65,485 and $22,641, respectively)	5,334,939	1,525,811
Distribution payable	33,485	9,005
Payable for investments purchased	59,788	27,363
Payables to affiliates	22,512	9,121
Tender offer payable	42,878	1,413
Accrued expenses and other liabilities	48,480	10,307
Total Liabilities	$5,542,082	$1,583,020
Commitments and contingencies (Note 7)
Net Assets
Class S Common shares $0.01 par value, 1,000,000,000 shares authorized; 179,513,911 and 60,700,920 shares issued and outstanding, respectively	1,795	607
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 44,952,979 and 18,552,331 shares issued and outstanding, respectively	450	186
Class I Common shares $0.01 par value, 1,000,000,000 shares authorized; 298,101,538 and 90,103,200 shares issued and outstanding, respectively	2,981	901
Additional paid-in-capital	4,816,766	1,574,366
Accumulated undistributed (overdistributed) earnings	(115,735)	4,668
Total Net Assets	$4,706,257	$1,580,728
Total Liabilities and Net Assets	$10,248,339	$3,163,748
Net Asset Value Per Class S Share	$8.99	$9.33
Net Asset Value Per Class D Share	$9.00	$9.33
Net Asset Value Per Class I Share	$9.01	$9.34

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Core Income Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$174,782	$13,728	$345,230	$17,462
PIK interest income	12,198	891	24,369	985
Dividend income	13,166	203	21,829	342
Other income	5,073	804	12,857	850
Total investment income from non-controlled, non-affiliated investments	205,219	15,626	404,285	19,639
Total Investment Income	205,219	15,626	404,285	19,639
Operating Expenses
Initial organization	—	—	—	273
Offering costs	1,090	1,524	3,440	1,524
Interest expense	61,773	3,463	113,254	4,966
Management fees	12,672	836	27,570	1,102
Performance based incentive fees	15,142	1,372	29,489	1,570
Professional fees	2,916	558	6,250	1,221
Directors' fees	296	257	845	788
Shareholder servicing fees	3,558	256	8,444	306
Other general and administrative	1,755	857	4,087	1,785
Total Operating Expenses	99,202	9,123	193,379	13,535
Management fees waived (Note 3)	—	—	—	(52)
Expense support (Note 3)	—	—	(6,775)	(2,578)
Recoupment of expense support	—	465	—	465
Net Operating Expenses	99,202	9,588	186,604	11,370
Net Investment Income (Loss) Before Taxes	106,017	6,038	217,681	8,269
Excise tax	(4)	—	(4)	—
Net Investment Income (Loss) After Taxes	106,013	6,038	217,677	8,269
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	48,819	2,211	(142,695)	3,023
Translation of assets and liabilities in foreign currencies	(1,779)	(29)	(2,652)	(7)
Total Net Change in Unrealized Gain (Loss)	47,040	2,182	(145,347)	3,016
Net realized gain (loss):
Non-controlled, non-affiliated investments	(234)	917	125	924
Foreign currency transactions	52	(2)	261	(2)
Total Net Realized Gain (Loss)	(182)	915	386	922
Total Net Realized and Change in Unrealized Gain (Loss)	46,858	3,097	(144,961)	3,938
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$152,871	$9,135	$72,716	$12,207
Net Increase (Decrease) in Net Assets Resulting from Operations- Class S Common Stock	$51,124	$1,946	$20,523	$2,290
Net Increase (Decrease) in Net Assets Resulting from Operations- Class D Common Stock	$13,457	$1,057	$6,459	$1,490
Net Increase (Decrease) in Net Assets Resulting from Operations- Class I Common Stock	$88,290	$6,132	$45,734	$8,427
Earnings Per Share - Basic and Diluted of Class S Common Stock	$0.30	$0.17	$0.15	$0.52
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	171,779,747	11,160,688	134,859,276	4,363,627
Earnings Per Share - Basic and Diluted of Class D Common Stock	$0.31	$0.19	$0.18	$0.56
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted	43,183,930	5,670,041	35,082,254	2,654,462
Earnings Per Share - Basic and Diluted of Class I Common Stock	$0.31	$0.19	$0.22	$0.55
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	280,852,155	31,988,535	211,931,540	15,343,528
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)(30)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(5)
Advertising and media
Global Music Rights, LLC(7)	First lien senior secured loan	L + 5.50%	8/28/2028	83,742	82,281	83,322	1.8%
Global Music Rights, LLC(18)(19)	First lien senior secured revolving loan	L + 5.50%	8/27/2027	—	(123)	(38)	—%
The NPD Group, L.P.(9)	First lien senior secured loan	SR + 6.25% (incl. 2.75% PIK)	12/1/2028	222,463	217,921	217,836	4.6%
The NPD Group, L.P.(18)(19)	First lien senior secured revolving loan	SR + 5.75%	12/1/2027	—	(276)	(297)	—%
				306,205	299,803	300,823	6.4%
Aerospace and Defense
Bleriot US Bidco Inc.(7)(23)	First lien senior secured loan	L + 4.00%	10/30/2026	10,396	10,397	10,031	0.2%
ManTech International Corporation(9)	First lien senior secured loan	SR + 5.75%	9/14/2029	14,217	13,934	13,933	0.3%
ManTech International Corporation(18)(19)	First lien senior secured delayed draw term loan	SR + 5.75%	9/14/2029	—	(33)	(34)	—%
ManTech International Corporation(9)(18)	First lien senior secured revolving loan	SR + 5.75%	9/14/2028	282	247	246	—%
Peraton Corp.(6)(23)	First lien senior secured loan	L + 3.75%	2/1/2028	22,375	22,294	21,167	0.4%
Peraton Corp.(6)(23)	Second lien senior secured loan	L + 7.75%	2/1/2029	4,854	4,793	4,578	0.1%
				52,124	51,632	49,921	1.0%
Automotive
Holley Inc.(7)(23)	First lien senior secured loan	L + 3.75%	11/17/2028	2,354	2,340	2,135	—%
Mavis Tire Express Services Topco Corp.(9)(23)	First lien senior secured loan	SR + 4.00%	5/4/2028	9,875	9,834	9,239	0.2%
OAC Holdings I Corp. (dba Omega Holdings)(11)	First lien senior secured loan	SR + 5.00%	3/30/2029	9,165	8,992	8,890	0.2%
OAC Holdings I Corp. (dba Omega Holdings)(10)(18)	First lien senior secured revolving loan	SR + 5.00%	3/31/2028	1,066	1,019	989	—%
PAI Holdco, Inc.(7)(23)	First lien senior secured loan	L + 3.75%	10/28/2027	4,962	4,848	4,693	0.1%
Power Stop, LLC(7)(22)	First lien senior secured loan	L + 4.75%	1/26/2029	29,850	29,575	28,208	0.6%
				57,272	56,608	54,154	1.1%
Buildings and real estate
Associations, Inc.(10)	First lien senior secured loan	SR + 6.50% (incl. 2.50% PIK)	7/2/2027	104,013	102,961	103,753	2.2%
Associations, Inc.(18)(19)	First lien senior secured revolving loan	SR + 6.50%	7/2/2027	—	(38)	(12)	—%
Associations, Inc.(10)(18)(20)	First lien senior secured delayed draw term loan	SR + 6.50% (incl. 2.50% PIK)	6/10/2024	3,589	3,018	3,437	0.1%
CoreLogic Inc.(6)(23)	First lien senior secured loan	L + 3.50%	6/2/2028	42,163	41,312	31,517	0.7%
Dodge Construction Network, LLC(11)	First lien senior secured loan	SR + 4.75%	2/23/2029	22,444	22,129	20,873	0.4%
RealPage, Inc.(6)(23)	First lien senior secured loan	L + 3.00%	4/24/2028	24,812	24,784	23,207	0.5%
RealPage, Inc.(6)(23)	Second lien senior secured loan	L + 6.50%	4/23/2029	27,500	27,137	26,485	0.6%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)(30)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Wrench Group LLC(7)	First lien senior secured loan	L + 4.00%	4/30/2026	20,359	20,034	20,308	0.4%
				244,880	241,337	229,568	4.9%
Business services
Access CIG, LLC(7)	Second lien senior secured loan	L + 7.75%	2/27/2026	2,385	2,380	2,355	0.1%
BrightView Landscapes, LLC(9)(22)(23)	First lien senior secured loan	SR + 3.25%	4/20/2029	19,950	19,506	19,128	0.4%
Brown Group Holdings, LLC(9)(22)(23)	First lien senior secured loan	SR + 3.75%	7/2/2029	2,031	1,982	1,965	—%
ConnectWise, LLC(7)(23)	First lien senior secured loan	L + 3.50%	9/29/2028	40,652	40,730	37,907	0.8%
CoreTrust Purchasing Group LLC(9)	First lien senior secured loan	SR + 6.75%	9/28/2029	97,393	95,447	95,444	2.0%
CoreTrust Purchasing Group LLC(18)(19)	First lien senior secured delayed draw term loan	SR + 6.75%	9/28/2029	—	(71)	(71)	—%
CoreTrust Purchasing Group LLC(18)(19)	First lien senior secured revolving loan	SR + 6.75%	9/28/2029	—	(284)	(284)	—%
Denali BuyerCo, LLC (dba Summit Companies)(7)	First lien senior secured loan	L + 5.75%	9/15/2028	131,831	130,009	130,183	2.8%
Denali BuyerCo, LLC (dba Summit Companies)(7)	First lien senior secured loan	L + 5.75%	9/15/2028	35,293	34,535	34,852	0.7%
Denali BuyerCo, LLC (dba Summit Companies)(7)(18)(20)	First lien senior secured delayed draw term loan	L + 5.75%	9/15/2023	19,807	19,450	19,526	0.4%
Denali BuyerCo, LLC (dba Summit Companies)(18)(19)	First lien senior secured revolving loan	L + 5.75%	9/15/2027	—	(106)	(125)	—%
Diamondback Acquisition, Inc. (dba Sphera)(6)	First lien senior secured loan	L + 5.50%	9/13/2028	47,468	46,634	46,993	1.0%
Diamondback Acquisition, Inc. (dba Sphera)(18)(19)(20)	First lien senior secured delayed draw term loan	L + 5.50%	9/13/2023	—	(81)	—	—%
Entertainment Benefits Group, LLC(9)	First lien senior secured loan	SR + 4.75%	5/1/2028	75,212	74,504	75,023	1.6%
Entertainment Benefits Group, LLC(18)(19)	First lien senior secured revolving loan	SR + 4.75%	4/29/2027	—	(106)	(29)	—%
Fullsteam Operations, LLC(7)(18)(20)	First lien senior secured delayed draw term loan	L + 7.50%	5/13/2024	25,319	24,091	24,602	0.5%
Hercules Borrower, LLC (dba The Vincit Group)(8)	First lien senior secured loan	L + 6.50%	12/15/2026	810	801	808	—%
Hercules Borrower, LLC (dba The Vincit Group)(8)	First lien senior secured loan	L + 5.50%	12/15/2026	2,198	2,180	2,155	—%
Hercules Borrower, LLC (dba The Vincit Group)(8)(18)(20)	First lien senior secured delayed draw term loan	L + 5.50%	9/10/2023	9,181	9,100	8,888	0.2%
Hercules Borrower, LLC (dba The Vincit Group)(8)(18)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	10	9	10	—%
Hercules Buyer, LLC (dba The Vincit Group)(17)(29)	Unsecured notes	0.48% PIK	12/14/2029	23	23	23	—%
Kaseya Inc.(11)	First lien senior secured loan	SR + 5.75%	6/25/2029	71,717	70,325	70,820	1.5%
Kaseya Inc.(18)(19)(20)	First lien senior secured delayed draw term loan	SR + 5.75%	6/24/2024	—	(42)	(11)	—%
Kaseya Inc.(18)(19)	First lien senior secured revolving loan	SR + 5.75%	6/25/2029	—	(83)	(54)	—%
KPSKY Acquisition, Inc. (dba BluSky)(6)	First lien senior secured loan	L + 5.50%	10/19/2028	84,441	82,939	82,119	1.8%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)(30)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
KPSKY Acquisition, Inc. (dba BluSky)(16)(18)(20)	First lien senior secured delayed draw term loan	P + 4.50%	6/17/2024	2,369	2,165	2,013	—%
Packers Holdings, LLC(6)(23)	First lien senior secured loan	L + 3.25%	3/9/2028	40,294	39,971	36,893	0.8%
Vistage Worldwide, Inc.(10)(22)	First lien senior secured loan	SR + 5.25%	7/1/2029	5,000	4,866	4,863	0.1%
				713,384	700,874	695,996	14.7%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(6)(23)	First lien senior secured loan	L + 4.00%	11/24/2027	12,935	12,720	11,884	0.3%
Aruba Investments Holdings, LLC (dba Angus Chemical Company)(6)	Second lien senior secured loan	L + 7.75%	11/24/2028	40,137	40,125	39,033	0.8%
Gaylord Chemical Company, L.L.C.(7)	First lien senior secured loan	L + 6.50%	3/30/2027	103,571	102,682	103,313	2.2%
Gaylord Chemical Company, L.L.C.(18)(19)	First lien senior secured revolving loan	L + 6.00%	3/30/2026	—	(32)	(10)	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(7)	First lien senior secured loan	L + 5.75%	4/22/2027	2,329	2,287	2,329	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(18)(19)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	—	(2)	—	—%
				158,972	157,780	156,549	3.3%
Consumer products
ConAir Holdings LLC(7)	Second lien senior secured loan	L + 7.50%	5/17/2029	32,500	32,040	29,575	0.6%
Foundation Consumer Brands, LLC(7)	First lien senior secured loan	L + 5.50%	2/12/2027	50,754	50,766	50,499	1.1%
Lignetics Investment Corp.(7)	First lien senior secured loan	L + 6.00%	11/1/2027	75,897	75,068	73,620	1.6%
Lignetics Investment Corp.(18)(19)(20)	First lien senior secured delayed draw term loan	L + 6.00%	11/1/2023	—	(101)	(287)	—%
Lignetics Investment Corp.(7)(18)	First lien senior secured revolving loan	L + 6.00%	11/2/2026	10,132	10,015	9,788	0.2%
Olaplex, Inc.(10)(24)	First lien senior secured loan	SR + 3.75%	2/23/2029	45,760	45,593	45,188	1.0%
SWK BUYER, Inc. (dba Stonewall Kitchen)(11)	First lien senior secured loan	SR + 5.25%	3/12/2029	59,824	58,728	58,328	1.2%
SWK BUYER, Inc. (dba Stonewall Kitchen)(11)(18)	First lien senior secured revolving loan	SR + 5.25%	3/12/2029	5,010	4,907	4,870	0.1%
SWK BUYER, Inc. (dba Stonewall Kitchen)(11)(18)	First lien senior secured revolving loan	SR + 5.25%	3/12/2029	569	559	534	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(18)(19)(20)	First lien senior secured delayed draw term loan	SR + 5.25%	3/11/2024	—	(128)	(209)	—%
				280,446	277,447	271,906	5.8%
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging)(7)	First lien senior secured loan	L + 5.75%	10/2/2028	49,829	49,390	49,205	1.0%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(6)(18)	First lien senior secured revolving loan	L + 5.75%	9/30/2027	681	638	617	—%
Berlin Packaging L.L.C.(6)(22)(23)	First lien senior secured loan	L + 3.75%	3/11/2028	25,621	24,939	24,147	0.5%
BW Holding, Inc.(10)	First lien senior secured loan	SR + 4.00%	12/14/2028	21,898	21,654	21,515	0.5%
Charter NEX US, Inc.(7)(22)(23)	First lien senior secured loan	L + 3.75%	12/1/2027	28,292	27,931	26,790	0.6%
Five Star Lower Holding LLC(10)	First lien senior secured loan	SR + 4.25%	5/5/2029	21,875	21,584	20,891	0.4%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)(30)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Fortis Solutions Group, LLC(7)	First lien senior secured loan	L + 5.50%	10/13/2028	61,403	60,309	59,714	1.3%
Fortis Solutions Group, LLC(7)(18)(20)	First lien senior secured delayed draw term loan	L + 5.50%	10/13/2023	4,149	4,045	3,996	0.1%
Fortis Solutions Group, LLC(8)(18)	First lien senior secured revolving loan	L + 5.50%	10/15/2027	450	336	264	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)	First lien senior secured loan	SR + 5.75%	5/23/2028	82,344	81,563	82,138	1.7%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(18)(20)	First lien senior secured delayed draw term loan	SR + 5.75%	5/23/2024	—	—	—	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)(18)	First lien senior secured revolving loan	SR + 5.75%	5/23/2028	2,117	1,997	2,085	—%
Pregis Topco LLC(7)	Second lien senior secured loan	L + 6.75%	8/1/2029	30,000	30,000	29,550	0.6%
Pregis Topco LLC(7)	Second lien senior secured loan	L + 8.00%	8/1/2029	2,500	2,500	2,488	0.1%
Ring Container Technologies Group, LLC(6)(23)	First lien senior secured loan	L + 3.75%	8/12/2028	26,078	25,994	25,079	0.5%
Tricorbraun Holdings, Inc.(6)(22)(23)	First lien senior secured loan	L + 3.25%	3/3/2028	26,499	25,568	24,838	0.5%
Valcour Packaging, LLC(6)	First lien senior secured loan	L + 3.75%	10/4/2028	9,950	9,913	9,925	0.2%
				393,686	388,361	383,242	8.0%
Distribution
ABB/Con-cise Optical Group LLC(7)	First lien senior secured loan	L + 7.50%	2/23/2028	35,294	34,808	35,205	0.7%
ABB/Con-cise Optical Group LLC(7)(18)	First lien senior secured revolving loan	L + 7.50%	2/23/2028	3,436	3,386	3,427	0.1%
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(9)	First lien senior secured loan	SR + 4.63%	6/11/2026	41,690	40,318	40,648	0.9%
Dealer Tire, LLC(6)(23)	First lien senior secured loan	L + 4.25%	12/12/2025	9,008	8,980	8,749	0.2%
Dealer Tire, LLC(17)(22)(23)	Unsecured notes	8.00%	2/1/2028	56,120	54,883	49,526	1.1%
Individual Foodservice Holdings, LLC(8)	First lien senior secured loan	L + 6.25%	11/21/2025	46,006	45,634	45,775	0.9%
Individual Foodservice Holdings, LLC(8)	First lien senior secured loan	L + 6.25%	11/21/2025	18,252	18,106	18,161	0.4%
Individual Foodservice Holdings, LLC(8)(18)(20)	First lien senior secured delayed draw term loan	L + 6.25%	11/30/2023	13,615	13,284	13,432	0.3%
Individual Foodservice Holdings, LLC(18)(19)	First lien senior secured revolving loan	L + 6.25%	11/22/2024	—	(1)	—	—%
SRS Distribution, Inc.(7)(23)	First lien senior secured loan	L + 3.50%	6/2/2028	34,799	34,442	32,024	0.7%
White Cap Supply Holdings, LLC(9)(22)(23)	First lien senior secured loan	SR + 3.75%	10/19/2027	22,243	21,616	20,770	0.4%
				280,463	275,456	267,717	5.7%
Education
CIG Emerald Holding LLC(10)(24)	First lien senior secured loan	SR + 5.50%	6/8/2027	79,000	78,073	78,605	1.7%
Community Brands ParentCo, LLC(9)	First lien senior secured loan	SR + 5.75%	2/24/2028	31,716	31,140	30,923	0.7%
Community Brands ParentCo, LLC(18)(19)(20)	First lien senior secured delayed draw term loan	SR + 5.75%	2/24/2024	—	(34)	(56)	—%
Community Brands ParentCo, LLC(18)(19)	First lien senior secured revolving loan	SR + 5.75%	2/24/2028	—	(34)	(47)	—%
Severin Acquisition, LLC (dba Powerschool)(9)(23)	First lien senior secured loan	SR + 3.00%	8/1/2025	19,807	19,770	19,195	0.4%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)(30)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Sophia, L.P.(9)	First lien senior secured loan	SR + 4.00%	10/7/2027	24,938	24,705	24,875	0.5%
Pluralsight, LLC(6)	First lien senior secured loan	L + 8.00%	4/6/2027	6,255	6,192	6,223	0.1%
Pluralsight, LLC(18)(19)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	—	(4)	(2)	—%
				161,716	159,808	159,716	3.4%
Energy equipment and services
AZZ Inc.(10)(22)(24)	First lien senior secured loan	SR + 4.25%	5/13/2029	8,360	8,079	8,213	0.2%
Brookfield WEC Holdings Inc.(9)(22)(23)	First lien senior secured loan	SR + 3.75%	8/1/2025	3,500	3,373	3,407	0.1%
Pike Corp.(6)(22)(23)	First lien senior secured loan	L + 3.00%	1/21/2028	15,791	15,488	15,299	0.3%
				27,651	26,940	26,919	0.6%
Financial services
Acuris Finance US, Inc. (ION Analytics) (10)(22)(23)	First lien senior secured loan	SR + 4.00%	2/16/2028	15,000	14,895	14,340	0.3%
AllSpring Buyer(10)(22)(23)	First lien senior secured loan	SR + 3.75%	11/1/2028	5,000	4,808	4,903	0.1%
AxiomSL Group, Inc.(6)	First lien senior secured loan	L + 6.00%	12/3/2027	34,919	34,620	34,308	0.7%
AxiomSL Group, Inc.(18)(19)(20)	First lien senior secured delayed draw term loan	L + 6.00%	7/21/2023	—	(9)	(16)	—%
AxiomSL Group, Inc.(18)(19)	First lien senior secured revolving loan	L + 6.50%	12/3/2025	—	(19)	(45)	—%
Corporation Service Company(22)	First lien senior secured loan	SR + 3.25%	8/31/2029	3,000	2,910	2,910	0.1%
Deerfield Dakota Holding, LLC(9)(22)(23)	First lien senior secured loan	SR + 3.75%	4/9/2027	5,925	5,921	5,580	0.1%
Hg Genesis 9 Sumoco Limited(14)(24)	Unsecured facility	E + 7.00% PIK	3/10/2027	111,694	125,001	111,694	2.4%
Hg Saturn LuchaCo Limited(15)(24)	Unsecured facility	SA + 7.50% PIK	3/30/2026	1,892	2,305	1,869	—%
Muine Gall, LLC(8)(24)(28)	First lien senior secured loan	L + 7.00% PIK	9/20/2024	90,061	90,498	88,710	1.9%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)	First lien senior secured loan	L + 5.75%	9/8/2025	8,495	8,429	8,367	0.2%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(18)(20)	First lien senior secured delayed draw term loan	L + 5.75%	10/2/2023	1,668	1,641	1,632	—%
NMI Acquisitionco, Inc. (dba Network Merchants)(18)(19)(20)	First lien senior secured revolving loan	L + 5.00%	9/6/2025	—	(6)	(8)	—%
Smarsh Inc.(10)	First lien senior secured loan	SR + 6.50%	2/16/2029	83,048	82,274	81,802	1.7%
Smarsh Inc.(18)(19)(20)	First lien senior secured delayed draw term loan	SR + 6.50%	2/19/2024	—	(95)	(104)	—%
Smarsh Inc.(18)(19)	First lien senior secured revolving loan	SR + 6.50%	2/16/2029	—	(47)	(78)	—%
				360,702	373,126	355,864	7.5%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(7)	First lien senior secured loan	L + 4.00%	9/5/2028	13,895	13,769	13,304	0.3%
Balrog Acquisition, Inc. (dba BakeMark)(7)	Second lien senior secured loan	L + 7.00%	9/3/2029	6,000	5,955	5,880	0.1%
CFS Brands, LLC(8)	First lien senior secured loan	L + 3.00%	3/20/2025	38,463	37,355	36,348	0.8%
CFS Brands, LLC(18)(19)(20)	First lien senior secured delayed draw term loan	L + 3.00%	12/2/2022	—	—	(227)	—%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)(30)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Dessert Holdings(7)	First lien senior secured loan	L + 4.00%	6/9/2028	19,850	19,759	18,361	0.4%
Eagle Parent Corp.(10)(23)	First lien senior secured loan	SR + 4.25%	4/2/2029	7,463	7,286	7,245	0.2%
Hissho Sushi Merger Sub LLC(10)	First lien senior secured loan	SR + 6.00%	5/18/2028	113,402	112,324	113,119	2.4%
Hissho Sushi Merger Sub LLC(10)(18)	First lien senior secured revolving loan	SR + 6.00%	5/18/2028	583	501	561	—%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(9)	First lien senior secured loan	SR + 6.25%	3/11/2027	275,000	270,243	267,439	5.6%
KBP Brands, LLC(7)	First lien senior secured loan	L + 5.50%	5/26/2027	14,689	14,520	14,285	0.3%
KBP Brands, LLC(6)(18)(20)	First lien senior secured delayed draw term loan	L + 5.50%	12/22/2023	33,280	32,866	32,271	0.7%
Naked Juice LLC (dba Tropicana)(10)(23)	First lien senior secured loan	SR + 3.25%	1/24/2029	24,938	24,900	22,808	0.5%
Ole Smoky Distillery, LLC(11)	First lien senior secured loan	SR + 5.25%	3/31/2028	24,972	24,507	24,348	0.5%
Ole Smoky Distillery, LLC(18)(19)	First lien senior secured revolving loan	SR + 5.25%	3/31/2028	—	(61)	(83)	—%
Pegasus BidCo B.V.(10)(22)(23)(24)	First lien senior secured loan	SR + 4.25%	7/12/2029	10,000	9,902	9,533	0.2%
Shearer's Foods, LLC(6)(23)	First lien senior secured loan	L + 3.50%	9/23/2027	48,498	48,486	44,914	1.0%
Sovos Brands Intermediate, Inc.(6)(23)	First lien senior secured loan	L + 3.50%	6/8/2028	10,145	10,136	9,638	0.2%
Ultimate Baked Goods Midco, LLC(7)	First lien senior secured loan	L + 6.50%	8/13/2027	16,376	16,031	15,721	0.3%
Ultimate Baked Goods Midco, LLC(7)(18)	First lien senior secured revolving loan	L + 6.50%	8/13/2027	1,400	1,359	1,320	—%
				658,954	649,838	636,785	13.5%
Healthcare equipment and services
Canadian Hospital Specialties Ltd.(13)(24)	First lien senior secured loan	C + 4.50%	4/14/2028	3,221	3,487	3,148	0.1%
Canadian Hospital Specialties Ltd.(13)(18)(20)(24)	First lien senior secured delayed draw term loan	C + 4.50%	4/15/2023	234	250	220	—%
Canadian Hospital Specialties Ltd.(12)(18)(24)	First lien senior secured revolving loan	C + 4.50%	4/15/2027	236	257	228	—%
Confluent Medical Technologies, Inc.(10)	First lien senior secured loan	SR + 3.75%	2/16/2029	34,825	34,663	34,303	0.7%
Confluent Medical Technologies, Inc.(10)	Second lien senior secured loan	SR + 6.50%	2/18/2030	46,000	45,133	45,310	1.0%
Dermatology Intermediate Holdings III, Inc(9)(22)	First lien senior secured loan	SR + 4.25%	4/2/2029	23,111	22,675	22,822	0.5%
Dermatology Intermediate Holdings III, Inc(9)(18)(20)(22)	First lien senior secured delayed draw term loan	SR + 4.25%	4/1/2024	1,833	1,820	1,810	—%
CSC MKG Topco LLC. (dba Medical Knowledge Group)(6)	First lien senior secured loan	L + 5.75%	2/1/2029	97,957	96,146	95,508	2.0%
CSC MKG Topco LLC. (dba Medical Knowledge Group)(10)	First lien senior secured loan	SR + 5.75%	2/1/2029	3,092	2,994	3,015	0.1%
Medline Borrower, LP(6)(23)	First lien senior secured loan	L + 3.25%	10/23/2028	31,218	30,803	28,652	0.6%
Medline Borrower, LP(18)(19)	First lien senior secured revolving loan	L + 3.25%	10/21/2026	—	(37)	(202)	—%
MJH Healthcare Holdings, LLC(9)(22)	First lien senior secured loan	SR + 3.50%	1/28/2029	23,741	23,658	23,325	0.5%
Natus Medical Inc.(11)(22)	First lien senior secured loan	SR + 5.50%	7/20/2029	5,000	4,657	4,650	0.1%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)(30)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Packaging Coordinators Midco, Inc.(7)	Second lien senior secured loan	L + 7.00%	12/13/2029	53,918	52,360	51,222	1.1%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(10)(24)	First lien senior secured loan	SR + 6.75%	1/31/2028	51,030	50,339	50,265	1.1%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(18)(19)(24)	First lien senior secured revolving loan	SR + 6.75%	1/29/2026	—	(1)	(1)	—%
Rhea Parent, Inc.(10)	First lien senior secured loan	SR + 5.75%	2/19/2029	77,573	76,131	75,634	1.6%
				452,989	445,335	439,909	9.4%
Healthcare providers and services
Covetrus, Inc.(10)	First lien senior secured loan	SR + 5.00%	9/20/2029	25,000	23,501	23,501	0.5%
Ex Vivo Parent Inc. (dba OB Hospitalist)(7)	First lien senior secured loan	L + 9.50%	9/27/2028	30,503	29,956	29,969	0.6%
Natural Partners, LLC(8)(24)	First lien senior secured loan	L + 6.00%	11/29/2027	68,852	67,598	67,303	1.4%
Natural Partners, LLC(18)(19)(24)	First lien senior secured revolving loan	L + 6.00%	11/29/2027	—	(92)	(114)	—%
OB Hospitalist Group, Inc.(7)	First lien senior secured loan	L + 5.50%	9/27/2027	61,193	60,143	60,582	1.3%
OB Hospitalist Group, Inc.(7)(18)	First lien senior secured revolving loan	L + 5.50%	9/27/2027	1,599	1,466	1,519	—%
Pacific BidCo Inc.(10)(24)	First lien senior secured loan	SR + 5.75%	8/13/2029	161,148	157,188	157,119	3.3%
Pacific BidCo Inc.(18)(19)(24)	First lien senior secured delayed draw term loan	SR + 5.75%	8/13/2029	—	(219)	(224)	—%
Phoenix Newco, Inc. (dba Parexel)(6)(23)	First lien senior secured loan	L + 3.25%	11/15/2028	27,363	27,240	26,063	0.6%
Phoenix Newco, Inc. (dba Parexel)(6)	Second lien senior secured loan	L + 6.50%	11/15/2029	140,000	138,666	136,500	2.9%
Plasma Buyer LLC (dba Pathgroup)(10)	First lien senior secured loan	SR + 5.75%	5/14/2029	110,132	108,024	108,755	2.3%
Plasma Buyer LLC (dba Pathgroup)(18)(19)(20)	First lien senior secured delayed draw term loan	SR + 5.75%	5/13/2024	—	(270)	(71)	—%
Plasma Buyer LLC (dba Pathgroup)(18)(19)	First lien senior secured revolving loan	SR + 5.75%	5/12/2028	—	(229)	(153)	—%
Pediatric Associates Holding Company, LLC(8)(22)	First lien senior secured loan	L + 3.25%	12/29/2028	23,330	23,247	22,864	0.5%
Pediatric Associates Holding Company, LLC(8)(18)(20)(22)	First lien senior secured delayed draw term loan	L + 3.25%	2/11/2024	1,767	1,763	1,705	—%
Physician Partners, LLC(9)(23)	First lien senior secured loan	SR + 4.00%	12/26/2028	22,885	22,631	21,455	0.5%
Premise Health Holding(11)(22)	First lien senior secured loan	SR + 4.75%	7/10/2025	3,242	3,183	3,201	0.1%
PPV Intermediate Holdings, LLC(11)	First lien senior secured loan	SR + 5.75%	8/31/2029	129,025	126,513	126,445	2.7%
PPV Intermediate Holdings, LLC(18)(19)	First lien senior secured revolving loan	SR + 5.75%	8/31/2029	—	(234)	(237)	—%
PPV Intermediate Holdings, LLC(10)(18)	First lien senior secured delayed draw term loan	SR + 5.75%	8/31/2029	2,803	2,390	2,431	0.1%
TC Holdings, LLC (dba TrialCard)(10)	First lien senior secured loan	SR + 5.00%	4/14/2027	64,570	63,976	64,409	1.4%
TC Holdings, LLC (dba TrialCard)(18)(19)	First lien senior secured revolving loan	SR + 5.00%	4/14/2027	—	(70)	(19)	—%
Tivity Health, Inc(10)	First lien senior secured loan	SR + 6.00%	6/28/2029	152,000	148,324	149,720	3.2%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)(30)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Unified Women's Healthcare, LP(9)	First lien senior secured loan	SR + 5.50%	6/18/2029	78,836	78,264	78,836	1.7%
Unified Women's Healthcare, LP(18)(19)(20)	First lien senior secured delayed draw term loan	SR + 5.50%	6/17/2024	—	(36)	—	—%
Unified Women's Healthcare, LP(18)(19)	First lien senior secured revolving loan	SR + 5.50%	6/18/2029	—	(58)	—	—%
Quva Pharma, Inc. (7)	First lien senior secured loan	L + 5.50%	4/12/2028	4,500	4,388	4,388	0.1%
Quva Pharma, Inc. (8)(18)	First lien senior secured revolving loan	L + 5.50%	4/10/2026	200	190	189	—%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(6)	First lien senior secured loan	L + 5.50%	3/17/2025	120,215	120,215	119,613	2.6%
Vermont Aus Pty Ltd.(10)(24)	First lien senior secured loan	SR + 5.65%	3/22/2028	54,228	52,973	52,736	1.1%
				1,283,391	1,260,631	1,258,485	26.9%
Healthcare technology
Athenahealth Group Inc.(9)(23)	First lien senior secured loan	SR + 3.50%	2/15/2029	34,117	33,959	30,501	0.6%
Athenahealth Group Inc.(18)(19)(20)(23)	First lien senior secured delayed draw term loan	SR + 3.50%	8/15/2023	—	(3)	(586)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(7)	First lien senior secured loan	L + 5.75%	8/23/2028	53,903	53,154	52,690	1.1%
BCPE Osprey Buyer, Inc. (dba PartsSource)(18)(19)(20)	First lien senior secured delayed draw term loan	L + 5.75%	8/23/2023	—	(198)	(349)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(18)(19)	First lien senior secured revolving loan	L + 5.75%	8/21/2026	—	(58)	(105)	—%
Engage Debtco Limited(9)(24)	First lien senior secured loan	SR + 5.75%	7/13/2029	80,583	78,616	78,569	1.7%
IMO Investor Holdings, Inc.(10)	First lien senior secured loan	SR + 6.00%	5/11/2029	20,846	20,447	20,585	0.4%
IMO Investor Holdings, Inc.(18)(19)(20)	First lien senior secured delayed draw term loan	SR + 6.00%	5/13/2024	—	(47)	(12)	—%
IMO Investor Holdings, Inc.(10)(18)	First lien senior secured revolving loan	SR + 6.00%	5/11/2028	298	251	267	—%
Interoperability Bidco, Inc. (dba Lyniate)(10)	First lien senior secured loan	SR + 7.00%	12/24/2026	76,139	75,697	75,378	1.6%
Interoperability Bidco, Inc. (dba Lyniate)(18)(19)	First lien senior secured revolving loan	SR + 7.00%	12/26/2024	—	(17)	(35)	—%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)	First lien senior secured loan	SR + 6.00%	10/30/2028	20,869	20,497	20,348	0.5%
GI Ranger Intermediate, LLC (dba Rectangle Health)(18)(19)(20)	First lien senior secured delayed draw term loan	SR + 6.00%	10/29/2023	—	(91)	(150)	—%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)(18)	First lien senior secured revolving loan	SR + 6.00%	10/29/2027	167	139	125	—%
Imprivata, Inc.(9)(23)	First lien senior secured loan	SR + 4.25%	12/1/2027	20,369	19,783	19,650	0.4%
Imprivata, Inc.(9)	Second lien senior secured loan	SR + 6.25%	12/1/2028	50,294	49,791	49,413	1.0%
Inovalon Holdings, Inc.(7)	First lien senior secured loan	L + 6.25% (incl. 2.75% PIK)	11/24/2028	80,936	79,156	78,508	1.7%
Inovalon Holdings, Inc.(18)(19)(20)	First lien senior secured delayed draw term loan	L + 3.50%	5/24/2024	—	(93)	(148)	—%
Inovalon Holdings, Inc.(7)	Second lien senior secured loan	L + 10.50% PIK	11/24/2033	41,190	40,461	40,366	0.9%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)(30)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Intelerad Medical Systems Inc.(10)(24)	First lien senior secured loan	SR + 6.50%	8/21/2026	30,157	29,837	30,006	0.6%
Intelerad Medical Systems Inc.(10)(18)(24)	First lien senior secured revolving loan	SR + 6.50%	8/21/2026	744	744	738	—%
PointClickCare Technologies Inc.(10)(24)	First lien senior secured loan	SR + 4.00%	12/29/2027	19,900	19,625	19,552	0.4%
Verscend Holding Corp.(6)(22)(23)	First lien senior secured loan	L + 4.00%	8/27/2025	9,969	9,722	9,645	0.2%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(6)(23)	First lien senior secured loan	L + 3.25%	3/10/2028	4,433	4,415	4,126	0.1%
				544,914	535,787	529,082	11.2%
Household products
Aptive Environmental, LLC(17)	First lien senior secured loan	12.00% (incl. 6.00% PIK)	1/23/2026	8,431	6,962	7,188	0.2%
Mario Purchaser, LLC (dba Len the Plumber)(9)	First lien senior secured loan	SR + 5.75%	4/26/2029	76,093	74,644	75,141	1.6%
Mario Purchaser, LLC (dba Len the Plumber)(9)(18)(20)	First lien senior secured delayed draw term loan	SR + 5.75%	4/25/2024	11,789	11,295	11,571	0.2%
Mario Purchaser, LLC (dba Len the Plumber)(18)(19)	First lien senior secured revolving loan	SR + 5.75%	4/26/2028	—	(149)	(100)	—%
LTP Holdco, LLC (dba Len the Plumber)(9)	Unsecured facility	SR + 10.75% PIK	4/26/2032	22,905	22,269	22,504	0.5%
Simplisafe Holding Corporation(9)	First lien senior secured loan	SR + 6.25%	4/30/2027	128,074	125,660	126,473	2.7%
Simplisafe Holding Corporation(18)(19)(20)	First lien senior secured delayed draw term loan	SR + 6.25%	5/2/2024	—	(149)	(40)	—%
Southern Air & Heat Holdings, LLC(7)	First lien senior secured loan	L + 4.50%	10/1/2027	1,082	1,068	1,058	—%
Southern Air & Heat Holdings, LLC(7)(18)(20)	First lien senior secured delayed draw term loan	L + 4.50%	10/1/2023	327	313	302	—%
Southern Air & Heat Holdings, LLC(7)(18)	First lien senior secured revolving loan	L + 4.50%	10/1/2027	79	75	73	—%
Walker Edison Furniture Company LLC(7)(33)	First lien senior secured loan	L + 8.75% (incl. 3.00% PIK)	3/31/2027	10,147	9,867	7,002	0.1%
				258,927	251,855	251,172	5.3%
Human resource support services
Cornerstone OnDemand, Inc.(6)(22)	First lien senior secured loan	L + 3.75%	10/16/2028	19,900	19,812	18,855	0.4%
Cornerstone OnDemand, Inc.(6)	Second lien senior secured loan	L + 6.50%	10/15/2029	44,583	43,975	42,689	0.9%
IG Investments Holdings, LLC (dba Insight Global)(7)	First lien senior secured loan	L + 6.00%	9/22/2028	48,153	47,324	47,311	1.0%
IG Investments Holdings, LLC (dba Insight Global)(18)(19)	First lien senior secured revolving loan	L + 6.00%	9/22/2027	—	(60)	(63)	—%
				112,636	111,051	108,792	2.3%
Infrastructure and environmental services
Aegion Corp.(6)(22)	First lien senior secured loan	L + 4.75%	5/17/2028	4,950	4,930	4,554	0.1%
The Goldfield Corp.(9)	First lien senior secured loan	SR + 6.25%	12/30/2026	998	979	985	—%
Osmose Utilities Services, Inc.(6)(22)(23)	First lien senior secured loan	L + 3.25%	6/23/2028	24,623	24,566	22,530	0.5%
USIC Holdings, Inc.(6)(22)(23)	First lien senior secured loan	L + 3.50%	5/12/2028	7,935	7,900	7,416	0.2%
USIC Holdings, Inc.(6)(22)(23)	Second lien senior secured loan	L + 6.50%	5/14/2029	39,691	39,475	36,250	0.8%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(11)	First lien senior secured loan	SR + 5.50%	3/13/2028	32,528	31,927	31,796	0.7%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)(30)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(18)(19)	First lien senior secured revolving loan	SR + 5.50%	3/13/2028	—	(97)	(120)	—%
				110,725	109,680	103,411	2.3%
Insurance
Alera Group, Inc.(10)	First lien senior secured loan	SR + 6.50%	10/2/2028	103,960	101,898	103,181	2.2%
Alera Group, Inc.(10)(18)(20)	First lien senior secured delayed draw term loan	SR + 6.50%	10/2/2023	34,973	34,223	34,711	0.7%
AmeriLife Holdings LLC(10)	First lien senior secured loan	SR + 5.75%	8/31/2029	130,182	127,600	127,578	2.7%
AmeriLife Holdings LLC(18)(19)	First lien senior secured revolving loan	SR + 5.75%	8/31/2028	—	(321)	(325)	—%
AmeriLife Holdings LLC(18)(19)	First lien senior secured delayed draw term loan	SR + 5.75%	8/31/2029	—	(322)	(325)	—%
AssuredPartners, Inc.(6)(22)(23)	First lien senior secured loan	L + 3.50%	2/12/2027	7,900	7,900	7,466	0.2%
AssuredPartners, Inc.(9)(22)(23)	First lien senior secured loan	SR + 3.50%	2/12/2027	24,875	24,820	23,507	0.5%
Asurion, LLC(6)(23)	Second lien senior secured loan	L + 5.25%	1/22/2029	154,017	150,277	117,053	2.5%
Brightway Holdings, LLC(6)	First lien senior secured loan	L + 6.50%	12/16/2027	17,805	17,607	17,449	0.4%
Brightway Holdings, LLC(18)(19)	First lien senior secured revolving loan	L + 6.50%	12/16/2027	—	(23)	(42)	—%
Evolution BuyerCo, Inc. (dba SIAA)(7)	First lien senior secured loan	L + 6.25%	4/28/2028	8,964	8,857	8,807	0.2%
Evolution BuyerCo, Inc. (dba SIAA)(7)(18)(20)	First lien senior secured delayed draw term loan	L + 6.25%	6/16/2023	10,509	10,412	10,274	0.2%
Evolution BuyerCo, Inc. (dba SIAA)(18)(19)	First lien senior secured revolving loan	L + 6.25%	4/30/2027	—	(7)	(12)	—%
Hub International Limited(6)(22)(23)	First lien senior secured loan	L + 3.25%	4/25/2025	9,949	9,943	9,570	0.2%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(8)	First lien senior secured loan	L + 9.50% PIK	7/24/2028	13,235	13,018	13,036	0.3%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(18)(19)(20)	First lien senior secured delayed draw term loan	L + 5.25%	6/22/2024	—	(84)	(22)	—%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(8)	First lien senior secured loan	L + 6.00%	11/1/2028	133,987	132,641	133,650	2.9%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(9)(18)(20)	First lien senior secured delayed draw term loan	SR + 6.00%	12/15/2023	53,514	53,074	53,380	1.1%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(18)(19)	First lien senior secured revolving loan	SR + 6.00%	11/1/2027	—	(22)	(6)	—%
PCF Midco II, LLC (dba PCF Insurance Services)(17)	First lien senior secured loan	9.00% PIK	10/31/2031	48,147	44,167	43,332	0.9%
Tempo Buyer Corp. (dba Global Claims Services)(7)	First lien senior secured loan	L + 5.50%	8/28/2028	36,250	35,617	35,253	0.7%
Tempo Buyer Corp. (dba Global Claims Services)(18)(19)(20)	First lien senior secured delayed draw term loan	L + 5.50%	8/26/2023	—	(87)	(181)	—%
Tempo Buyer Corp. (dba Global Claims Services)(16)(18)	First lien senior secured revolving loan	P + 4.50%	8/26/2027	310	225	168	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)	First lien senior secured loan	L + 5.50%	7/23/2027	14,942	14,692	14,568	0.3%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(18)(19)	First lien senior secured revolving loan	L + 5.50%	7/23/2027	—	(18)	(27)	—%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)(30)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
KWOR Acquisition, Inc. (dba Alacrity Solutions)(7)	First lien senior secured loan	L + 5.25%	12/22/2028	32,785	32,290	32,375	0.7%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(16)(18)	First lien senior secured revolving loan	P + 4.25%	12/22/2027	990	946	948	—%
				837,294	819,323	785,366	16.7%
Internet software and services
Anaplan, Inc.(9)	First lien senior secured loan	SR + 6.50%	6/21/2029	229,639	227,412	229,065	4.9%
Anaplan, Inc.(18)(19)	First lien senior secured revolving loan	SR + 6.50%	6/21/2028	—	(158)	(41)	—%
Appfire Technologies, LLC(18)(19)(20)	First lien senior secured delayed draw term loan	SR + 5.50%	6/14/2024	—	(128)	—	—%
Appfire Technologies, LLC(9)(18)	First lien senior secured revolving loan	SR + 5.50%	3/9/2027	132	109	120	—%
Armstrong Bidco Ltd. (dba The Access Group)(15)(24)	First lien senior secured loan	SA +5.75%	6/28/2029	29,661	31,895	29,216	0.6%
Armstrong Bidco Ltd. (dba The Access Group)(15)(18)(20)(24)	First lien senior secured delayed draw term loan	SA +5.75%	6/30/2025	5,099	5,480	5,022	0.1%
Barracuda Parent, LLC(9)(23)	First lien senior secured loan	SR + 4.50%	8/15/2029	35,000	33,964	32,837	0.7%
Barracuda Parent, LLC(9)	Second lien senior secured loan	SR + 7.00%	8/15/2030	93,250	90,477	87,189	1.9%
Bayshore Intermediate #2, L.P. (dba Boomi)(6)	First lien senior secured loan	L + 7.75% PIK	10/2/2028	20,772	20,388	20,304	0.4%
Bayshore Intermediate #2, L.P. (dba Boomi)(18)(19)	First lien senior secured revolving loan	L + 6.75%	10/1/2027	—	(30)	(36)	—%
BCPE Nucleon (DE) SPV, LP(8)(24)	First lien senior secured loan	L + 7.00%	9/24/2026	24,012	23,788	23,892	0.5%
BCTO BSI Buyer, Inc. (dba Buildertrend)(10)	First lien senior secured loan	SR + 8.00% PIK	12/23/2026	1,038	1,029	1,038	—%
BCTO BSI Buyer, Inc. (dba Buildertrend)(18)(19)	First lien senior secured revolving loan	SR + 7.00%	12/23/2026	—	(2)	—	—%
CDK Global, Inc.(10)(23)	First lien senior secured loan	SR + 4.50%	7/6/2029	20,000	19,416	19,230	0.4%
CivicPlus, LLC(6)	First lien senior secured loan	L + 6.75% (incl. 2.50% PIK)	8/24/2027	27,423	27,173	27,354	0.6%
CivicPlus, LLC(18)(19)	First lien senior secured revolving loan	SR + 6.25%	8/24/2027	—	(20)	(6)	0.0%
CP PIK Debt Issuer, LLC (dba CivicPlus, LLC)(11)	Unsecured notes	SR + 11.75% PIK	6/9/2034	13,429	13,036	13,161	0.3%
Delta TopCo, Inc. (dba Infoblox, Inc.)(7)(23)	First lien senior secured loan	L + 3.75%	12/1/2027	14,924	14,849	13,480	0.3%
Delta TopCo, Inc. (dba Infoblox, Inc.)(7)	Second lien senior secured loan	L + 7.25%	12/1/2028	49,222	48,956	45,530	1.0%
E2open, LLC(7)(23)(24)	First lien senior secured loan	L + 3.50%	2/4/2028	3,878	3,860	3,694	0.1%
EET Buyer, Inc. (dba e-Emphasys)(7)	First lien senior secured loan	L + 5.25%	11/8/2027	19,448	19,278	19,205	0.4%
EET Buyer, Inc. (dba e-Emphasys)(18)(19)	First lien senior secured revolving loan	L + 5.75%	11/8/2027	—	(17)	(24)	—%
GovBrands Intermediate, Inc.(7)	First lien senior secured loan	L + 5.50%	8/4/2027	8,283	8,110	7,973	0.2%
GovBrands Intermediate, Inc.(7)(18)(20)	First lien senior secured delayed draw term loan	L + 5.50%	8/4/2023	1,864	1,816	1,772	—%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)(30)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
GovBrands Intermediate, Inc.(7)(18)	First lien senior secured revolving loan	L + 5.50%	8/4/2027	245	227	212	—%
Granicus, Inc.(8)	First lien senior secured loan	L + 6.50%	1/29/2027	1,816	1,783	1,771	—%
Granicus, Inc.(18)(19)	First lien senior secured revolving loan	L + 6.50%	1/29/2027	—	(3)	(4)	—%
Granicus, Inc.(7)(18)(20)	First lien senior secured delayed draw term loan	L + 6.00%	4/23/2023	207	202	199	—%
Grayshift, LLC(9)	First lien senior secured loan	SR + 7.50%	7/6/2028	22,524	22,306	22,299	0.5%
Grayshift, LLC(18)(19)	First lien senior secured revolving loan	SR + 7.50%	7/6/2028	—	(23)	(24)	—%
GS Acquisitionco, Inc. (dba insightsoftware)(7)	First lien senior secured loan	L + 5.75%	5/25/2026	8,648	8,611	8,583	0.2%
GS Acquisitionco, Inc. (dba insightsoftware)(18)(19)(20)	First lien senior secured delayed draw term loan	L + 5.75%	11/2/2022	—	(4)	(11)	—%
Help/Systems Holdings, Inc.(9)(23)	First lien senior secured loan	SR + 4.00%	11/19/2026	64,700	64,410	59,265	1.3%
Help/Systems Holdings, Inc.(9)	Second lien senior secured loan	SR + 6.75%	11/19/2027	25,000	24,753	23,250	0.5%
Hyland Software, Inc.(6)(23)	First lien senior secured loan	L + 3.50%	7/1/2024	19,845	19,816	19,172	0.4%
Hyland Software, Inc.(6)	Second lien senior secured loan	L + 6.25%	7/7/2025	60,517	60,253	59,306	1.3%
Ivanti Software, Inc.(7)	Second lien senior secured loan	L + 7.25%	12/1/2028	19,000	18,914	14,250	0.3%
MessageBird BidCo B.V.(8)(24)	First lien senior secured loan	L + 6.75%	5/5/2027	5,000	4,911	4,888	0.1%
Ministry Brands Holdings, LLC.(7)	First lien senior secured loan	L + 5.50%	12/29/2028	49,188	48,289	47,835	1.0%
Ministry Brands Holdings, LLC.(18)(19)(20)	First lien senior secured delayed draw term loan	L + 5.50%	12/29/2023	—	(141)	(277)	—%
Ministry Brands Holdings, LLC.(18)(19)	First lien senior secured revolving loan	L + 5.50%	12/30/2027	—	(83)	(131)	—%
Mitnick Corporate Purchaser, Inc.(18)(22)	First lien senior secured revolving loan	SR + 3.50%	5/3/2027	—	7	—	—%
QAD Inc.(6)	First lien senior secured loan	L + 6.00%	11/5/2027	46,268	45,458	45,111	1.0%
QAD Inc.(18)(19)	First lien senior secured revolving loan	L + 6.00%	11/5/2027	—	(102)	(150)	—%
Perforce Software, Inc.(9)	First lien senior secured loan	SR + 4.50%	7/1/2026	14,963	14,619	14,701	0.3%
Proofpoint, Inc.(7)(23)	Second lien senior secured loan	L + 6.25%	8/31/2029	7,500	7,466	7,191	0.2%
Sailpoint Technologies Holdings, Inc.(9)	First lien senior secured loan	SR + 6.25%	8/15/2029	59,880	58,631	58,616	1.2%
Sailpoint Technologies Holdings, Inc.(18)(19)	First lien senior secured revolving loan	SR + 6.25%	8/15/2028	—	(112)	(121)	—%
Securonix, Inc.(10)	First lien senior secured loan	SR + 6.50%	4/5/2028	29,661	29,384	29,587	0.6%
Securonix, Inc.(18)(19)	First lien senior secured revolving loan	SR + 6.50%	4/5/2028	—	(49)	(13)	—%
Sophos Holdings, LLC(7)(22)(23)(24)	First lien senior secured loan	L + 3.50%	3/5/2027	30,759	30,675	29,664	0.6%
Tahoe Finco, LLC(6)(24)	First lien senior secured loan	L + 6.00%	9/29/2028	83,721	82,979	82,256	1.7%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)(30)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Tahoe Finco, LLC(18)(19)(24)	First lien senior secured revolving loan	L + 6.00%	10/1/2027	—	(52)	(110)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(7)	First lien senior secured loan	L + 5.75%	6/30/2028	11,972	11,870	11,733	0.2%
Thunder Purchaser, Inc. (dba Vector Solutions)(7)(18)	First lien senior secured revolving loan	L + 5.75%	6/30/2027	245	239	231	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(7)(18)(20)	First lien senior secured delayed draw term loan	L + 5.75%	8/17/2023	733	726	692	—%
When I Work, Inc.(7)	First lien senior secured loan	L + 7.00% PIK	11/2/2027	23,113	22,918	22,650	0.5%
When I Work, Inc.(18)(19)	First lien senior secured revolving loan	L + 6.00%	11/2/2027	—	(35)	(83)	—%
				1,182,579	1,169,524	1,142,513	24.3%
Leisure and entertainment
Troon Golf, L.L.C.(8)	First lien senior secured loan	L + 5.75%	8/5/2027	93,649	93,256	93,649	2.0%
Troon Golf, L.L.C.(18)(19)	First lien senior secured revolving loan	L + 6.00%	8/5/2026	—	(28)	—	—%
Troon Golf, L.L.C.(8)(18)(20)	First lien senior secured delayed draw term loan	L + 5.75%	5/2/2024	39,900	39,293	39,900	0.8%
WMG Acquisition Corp.(24)	First lien senior secured loan	SR + 3.00%	1/20/2028	4,000	3,920	3,920	0.1%
				137,549	136,441	137,469	2.9%
Manufacturing
ACR Group Borrower, LLC(7)	First lien senior secured loan	L + 4.50%	3/31/2028	4,073	4,025	3,982	0.1%
ACR Group Borrower, LLC(10)	First lien senior secured loan	SR + 6.00%	3/28/2028	875	862	868	—%
ACR Group Borrower, LLC(7)(18)	First lien senior secured revolving loan	L + 4.50%	3/31/2026	364	355	345	—%
BCPE Watson (DE) ORML, LP(11)(24)(28)	First lien senior secured loan	SR + 6.50%	7/1/2028	101,500	100,517	100,485	2.1%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(23)	First lien senior secured loan	L + 3.75%	5/19/2028	4,963	4,941	4,764	0.1%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(22)	Second lien senior secured loan	L + 6.50%	5/21/2029	37,181	37,021	36,716	0.8%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(22)	Second lien senior secured loan	L + 6.00%	5/21/2029	19,160	19,114	18,873	0.4%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)	First lien senior secured loan	L + 4.00%	12/29/2027	18,775	18,418	18,587	0.4%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)	Second lien senior secured loan	L + 8.25%	12/29/2028	11,728	11,448	11,553	0.2%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(11)	First lien senior secured loan	SR + 6.00%	7/21/2027	87,269	86,485	86,177	1.9%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(11)	First lien senior secured loan	SR + 6.25%	7/21/2027	13,000	12,744	12,870	0.3%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(18)(19)	First lien senior secured revolving loan	L + 6.00%	7/21/2027	—	(29)	(45)	—%
Pro Mach Group, Inc.(6)(23)	First lien senior secured loan	L + 4.00%	8/31/2028	41,279	41,003	39,281	0.8%
				340,167	336,904	334,456	7.1%
Professional Services
Apex Group Treasury, LLC(7)(24)	Second lien senior secured loan	L + 6.75%	7/27/2029	5,000	4,952	4,800	0.1%
Apex Group Treasury, LLC(7)(24)	Second lien senior secured delayed draw term loan	L + 6.75%	7/27/2029	6,618	6,487	6,353	0.1%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)(30)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Apex Group Treasury, LLC(7)(24)	First lien senior secured loan	L + 3.75%	7/27/2028	4,950	4,939	4,727	0.1%
Apex Service Partners, LLC(10)(18)(20)	First lien senior secured delayed draw term loan	SR + 5.50%	10/23/2023	76,584	75,474	76,010	1.6%
Apex Service Partners, LLC(18)(19)	First lien senior secured revolving loan	SR + 5.25%	7/31/2025	—	(59)	(35)	—%
Apex Service Partners Intermediate 2, LLC(17)	First lien senior secured loan	12.50% PIK	7/22/2027	5,000	4,879	4,875	0.1%
EM Midco2 Ltd. (dba Element Materials Technology)(10)(22)(23)(24)	First lien senior secured loan	SR + 4.25%	4/12/2029	30,000	29,957	28,089	0.6%
Guidehouse Inc.(6)	First lien senior secured loan	L + 5.50%	10/16/2028	107,001	105,888	105,931	2.3%
Relativity ODA LLC(6)	First lien senior secured loan	L + 7.50% PIK	5/12/2027	4,844	4,791	4,820	0.1%
Relativity ODA LLC(18)(19)	First lien senior secured revolving loan	L + 6.50%	5/12/2027	—	(5)	(2)	—%
Sovos Compliance, LLC(6)(23)	First lien senior secured loan	L + 4.50%	8/11/2028	24,965	24,662	23,754	0.5%
Spotless Brands, LLC(10)	First lien senior secured loan	SR + 6.50%	7/25/2028	45,773	44,879	44,857	1.0%
Spotless Brands, LLC(9)(18)	First lien senior secured delayed draw term loan	SR + 6.50%	7/25/2028	2,338	2,267	2,265	—%
Spotless Brands, LLC(18)(19)	First lien senior secured delayed draw term loan	SR + 6.50%	7/25/2028	—	(36)	(37)	—%
Spotless Brands, LLC(9)(18)	First lien senior secured revolving loan	SR + 6.50%	7/25/2028	1,058	1,030	1,029	—%
				314,131	310,105	307,436	6.5%
Specialty retail
Ideal Image Development, LLC(9)	First lien senior secured loan	SR + 6.50%	9/1/2027	5,854	5,738	5,737	0.1%
Ideal Image Development, LLC(18)(19)	First lien senior secured delayed draw term loan	SR + 6.50%	9/1/2027	—	(4)	(4)	—%
Ideal Image Development, LLC(18)(19)	First lien senior secured revolving loan	SR + 6.50%	9/1/2027	—	(18)	(18)	—%
Notorious Topco, LLC (dba Beauty Industry Group)(9)	First lien senior secured loan	SR + 6.75%	11/23/2027	60,459	59,657	60,156	1.3%
Notorious Topco, LLC (dba Beauty Industry Group)(9)	First lien senior secured loan	SR + 6.75%	11/23/2027	164,673	162,342	163,849	3.5%
Notorious Topco, LLC (dba Beauty Industry Group)(9)(18)(20)	First lien senior secured delayed draw term loan	SR + 6.75%	11/23/2023	5,268	5,156	5,242	0.1%
Notorious Topco, LLC (dba Beauty Industry Group)(18)(19)	First lien senior secured revolving loan	SR + 6.75%	5/24/2027	—	(67)	(26)	—%
Milan Laser Holdings LLC(6)	First lien senior secured loan	L + 5.00%	4/27/2027	20,476	20,314	20,374	0.4%
Milan Laser Holdings LLC(18)(19)	First lien senior secured revolving loan	L + 5.00%	4/27/2026	—	(13)	(9)	—%
The Shade Store, LLC(6)	First lien senior secured loan	L + 6.00%	10/13/2027	67,670	66,938	65,979	1.4%
The Shade Store, LLC(10)	First lien senior secured revolving loan	SR + 7.00%	10/13/2026	10,714	10,399	10,554	0.2%
The Shade Store, LLC(18)(19)	First lien senior secured revolving loan	L + 6.00%	10/13/2026	—	(69)	(170)	—%
				335,114	330,373	331,664	7.0%
Telecommunications

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)(30)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Park Place Technologies, LLC(9)	First lien senior secured loan	SR + 5.00%	11/10/2027	10,934	10,595	10,360	0.2%
Zayo Group Holdings, Inc.(9)(22)(23)	First lien senior secured loan	SR + 4.25%	3/9/2027	9,950	9,715	8,620	0.2%
				20,884	20,310	18,980	0.4%
Transportation
Motus Group, LLC(6)	Second lien senior secured loan	L + 6.50%	12/10/2029	10,000	9,908	9,775	0.2%
Safe Fleet Holdings, LLC(9)	First lien senior secured loan	SR + 3.75%	2/23/2029	26,117	25,498	24,550	0.5%
				36,117	35,406	34,325	0.7%
Total non-controlled/non-affiliated portfolio company debt investments				$9,663,872	$9,531,735	$9,372,220	198.9%
Equity Investments
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(24)(25)(27)	LP Interest	N/A	N/A	33,000	33,107	32,614	0.7%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(25)	Series A Convertible Preferred Stock	7.00% PIK	N/A	11,873	11,559	11,191	0.2%
					44,666	43,805	0.9%
Buildings and real estate
Associations Finance, Inc.(25)	Preferred Stock	12.00% PIK	N/A	215,000,000	210,519	211,940	4.5%
Dodge Construction Network Holdings, L.P.(25)	Series A Preferred Units	8.25% PIK	N/A	—	3	3	—%
Dodge Construction Network Holdings, L.P.(25)(27)	Class A-2 Common Units	N/A	N/A	143,963	123	123	—%
					210,645	212,066	4.5%
Business services
Denali Holding LP (dba Summit Companies)(25)(27)	Class A Units	N/A	N/A	687,000	7,076	8,478	0.2%
Hercules Buyer, LLC (dba The Vincit Group)(25)(27)(29)	Common Units	N/A	N/A	10,000	10	10	—%
Knockout Intermediate Holdings I Inc. (dba Kaseya)(25)	Perpetual Preferred Stock	11.75% PIK	N/A	53,600	52,295	52,796	1.1%
					59,381	61,284	1.3%
Consumer products
ASP Conair Holdings LP(25)(27)	Class A Units	N/A	N/A	9,286	929	838	—%
					929	838	—%
Financial Services
Amergin Asset Management, LLC(24)(25)(27)(32)	Class A Units	N/A	N/A	50,000,000	—	—	—%
					—	—	—%
Food and beverage
Hissho Sushi Holdings, LLC(25)(27)	Class A Units	N/A	N/A	941,780	9,418	9,418	0.2%
					9,418	9,418	0.2%
Healthcare equipment and services
Maia Aggregator, LP(25)(27)	Class A-2 Units	N/A	N/A	12,921,348	12,921	12,921	0.3%
KPCI Holdings, L.P.(25)(27)	Class A Units	N/A	N/A	30,425	2,313	2,301	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(24)(25)	Class A Units	8.00% PIK	N/A	982	1,052	1,052	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(24)(25)(27)	Class B Units	N/A	N/A	13,517	146	146	—%
Rhea Acquistion Holdings, LP(25)(27)	Series A-2 Units	N/A	N/A	11,964,286	11,964	11,964	0.3%
					28,396	28,384	0.6%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(25)(27)	Class A Interests	N/A	N/A	3,520	3,520	3,401	0.1%
					3,520	3,401	0.1%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)(30)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Healthcare technology
Minerva Holdco, Inc.(25)	Series A Preferred Stock	10.75% PIK	N/A	106,864	104,976	95,376	2.0%
BEHP Co-Investor II, L.P.(24)(25)(27)	LP Interest	N/A	N/A	1,269,969	1,265	1,271	—%
Orange Blossom Parent, Inc.(25)(27)	Common Equity	N/A	N/A	16,667	1,667	1,667	—%
WP Irving Co-Invest, L.P.(24)(25)(27)	Partnership Units	N/A	N/A	1,250,000	1,251	1,251	—%
					109,159	99,565	2.0%
Household products
Evology LLC(25)(27)	Class B Units	N/A	N/A	316	1,512	1,512	—%
					1,512	1,512	—%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)(25)	Series A Preferred Stock	10.50% PIK	N/A	13,715	13,422	12,378	0.3%
					13,422	12,378	0.3%
Insurance
Accelerate Topco Holdings, LLC(25)(27)	Common Units	N/A	N/A	88,211	2,435	2,435	0.1%
Evolution Parent, LP (dba SIAA)(25)(27)	LP Interest	N/A	N/A	2,703	270	270	—%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(25)(27)	LP Interest	N/A	N/A	421	426	421	—%
PCF Holdco, LLC (dba PCF Insurance Services)(25)(27)	Class A Units	N/A	N/A	6,047,390	15,336	26,976	0.6%
					18,467	30,102	0.7%
Internet software and services
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(25)(27)	Common Units	N/A	N/A	1,729,439	1,729	1,701	—%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(24)(25)(27)	LP Interest	N/A	N/A	—	987	987	—%
Elliott Alto Co-Investor Aggregator L.P.(24)(25)(27)	LP Interest	N/A	N/A	6,530	6,549	6,549	0.1%
Picard Holdco, Inc.(25)	Series A Preferred Stock	12.00% PIK	N/A	51,493	49,947	49,948	1.1%
MessageBird Holding B.V.(24)(25)(27)	Extended Series C Warrants	N/A	N/A	7,980	49	8	—%
Project Alpine Co-Invest Fund, L.P.(24)(25)(27)	LP Interest	N/A	N/A	17,000	17,010	17,000	0.4%
Thunder Topco L.P. (dba Vector Solutions)(25)(27)	Common Units	N/A	N/A	712,884	713	684	—%
WMC Bidco, Inc. (dba West Monroe)(25)	Senior Preferred Stock	11.25% PIK	N/A	36,888	36,088	34,491	0.7%
Project Hotel California Co-Invest Fund, L.P.(24)(25)(27)	LP Interest	N/A	N/A	3,522	3,525	3,522	0.1%
BCTO WIW Holdings, Inc. (dba When I Work)(25)(27)	Class A Common Stock	N/A	N/A	57,000	5,700	5,134	0.1%
					122,297	120,024	2.5%
Manufacturing
Gloves Holding, LP (dba Protective Industrial Products)(25)(27)	LP Interest	N/A	N/A	100	100	107	—%
					100	107	0.0%
Total non-controlled/non-affiliated portfolio company equity investments					$621,912	$622,884	13.1%
Total non-controlled/non-affiliated portfolio company investments					$10,153,647	$9,995,104	212.4%

Non-controlled/affiliated portfolio company investments
Equity Investments
Insurance
Chapford SMA Partnership, L.P.(18)(24)(25)(27)(28)(31)	LP Interest	N/A	N/A	7,350	7,032	7,032	0.1%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)(30)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
					7,032	7,032	0.1%
Total non-controlled/affiliated portfolio company equity investments					7,032	7,032	0.1%

Controlled/affiliated portfolio company investments
Financial Services
AAM Series 2.1 Aviation Feeder, LLC(18)(24)(25)(27)(32)	LLC Interest	N/A	N/A	1,368	1,368	1,368	—%
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(18)(24)(25)(27)(32)	LLC Interest	N/A	N/A	—	—	—	—%
					1,368	1,368	—%
Total controlled/affiliated portfolio company equity investments					$1,368	$1,368	—%
Total Investments					$10,162,047	$10,003,504	212.6%

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
(5)Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three-, six-, or twelve-month LIBOR), Secured Overnight Financing Rate ("SOFR" or "SR") (which can include one-, three-, six- or twelve-month SOFR), Euro Interbank Offered Rate ("EURIBOR" or "E"), Canadian Dollar Offered Rate ("CDOR" or "C") (which can include one-, the-, six- or twelve-month CDOR), Serling Overnight Interbank Average Rate ("SONIA" or "SA") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate ("Prime" or "P"), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2022 was 3.14%.
(7)The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2022 was 3.75%.
(8)The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2022 was 4.23%.
(9)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2022 was 3.04%
(10)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2022 was 3.59%.
(11)The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2022 was 3.99%.
(12)The interest rate on these loans is subject to 1 month CDOR, which as of September 30, 2022 was 3.76%.
(13)The interest rate on these loans is subject to 3 month CDOR, which as of September 30, 2022 was 4.20%.
(14)The interest rate on these loans is subject to 3 month EURIBOR, which as of September 30, 2022 was 1.17%
(15)The interest rate on these loans is subject to SONIA, which as of September 30, 2022 was 2.19%.
(16)The interest rate on these loans is subject to Prime, which as of September 30, 2022 was 6.25%
(17)Investment does not contain a variable rate structure.
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
(23)Level 2 Investment.

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)
(24)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2022, non-qualifying assets represented 11.7% of total assets as calculated in accordance with the regulatory requirements.
(25)Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted security” under the Securities Act. As of September 30, 2022, the aggregate fair value of these securities is $631.3 million, or 13.4% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	July 1, 2022
Accelerate Topco Holdings, LLC	Common Units	September 1, 2022
Amergin Asset Management, LLC	Class A Units	July 1, 2022
ASP Conair Holdings LP	Class A Units	May 17, 2021
Associations Finance, Inc.	Preferred Stock	June 10, 2022
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
BEHP Co-Investor II, L.P.	Common Equity	May 11, 2022
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Denali Holding LP (dba Summit Companies)	Class A Units	September 15, 2021
Chapford SMA Partnership, L.P.	LP Interest	July 18, 2022
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 27, 2022
Evology LLC	Class B Units	January 24, 2022
Evolution Parent, LP (dba SIAA)	Class A Interests	April 30, 2021
Gloves Holding, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
Hissho Sushi Holdings, LLC	Class A Units	May 17, 2022
Iconic IMO Merger Sub, Inc.	Common Equity	July 29, 2022
Insight CP (Blocker) Holdings, L.P.	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc.	Perpetual Preferred Stock	June 23, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Holdings, L.P.	LP Interest	November 30, 2020
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
MessageBird Holding B.V.	Extended Series C Warrants	April 29, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Minerva Holdco, Inc.	Series A Preferred Stock	February 15, 2022
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Warrants	November 1, 2021
Picard Holdco, Inc.	Series A Preferred Stock	September 30, 2022
Project Alpine Co-Invest Fund, L.P.	LP Interest	June 10, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 9, 2022
Rhea Acquistion Holdings, LP	Series A-2 Units	February 18, 2022
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	October 15, 2021

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
WP Irving Co-Invest, L.P.	Common Equity	May 18, 2022
(26)As of September 30, 2022, the net estimated unrealized loss on investments for U.S. federal income tax purposes was $144.6 million based on a tax cost basis of $10.1 billion. As of September 30, 2022, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $186.6 million. As of September 30, 2022, the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $42.0 million.
(27)Investment is non-income producing.
(28)Investment is not pledged as collateral under the Revolving Credit Facility and the SPV Asset Facilities.
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
(31)As defined in the 1940 Act, the Company is deemed to be an "affiliated person" of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (non-controlled affiliate"). Transactions related to investments in non-controlled affiliates for the nine months ended September 30, 2022 were as follows:

Company	Fair value as of December 31, 2021	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/ (Loss)	Realized Gain/(Loss)	Fair value as of September 30, 2022	Dividend Income	Other Income
Chapford SMA Partnership, L.P.	$—	$7,032	$—	$—	$—	$7,032	$—	$—
Total	$—	$7,032	$—	$—	$—	$7,032	$—	$—

________
(a) Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to payment-in-kind (“PIK”) interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement at fair value of an existing portfolio company into this controlled affiliated category from a different category.
(b) Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, return of capital, the amortization of premiums and the exchange of one or more existing securities for one or more new securities.

(32)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investment in controlled affiliates for the period ended September 30, 2022 were as follows:

Company	Fair value as of December 31, 2021	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/ (Loss)	Realized Gain/(Loss)	Fair value as of September 30, 2022	Dividend Income	Other Income
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC (c)	$—	$—	$—	$—	$—	$—	$—	$—
AAM Series 2.1 Aviation Feeder, LLC (c)	—	1,368	—	—	—	1,368	—	—
Total	$—	$1,368	$—	$—	$—	$1,368	$—	$—
________

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)
(a) Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to payment-in-kind (“PIK”) interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement at fair value of an existing portfolio company into this controlled affiliated category from a different category.
(b) Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, return of capital, the amortization of premiums and the exchange of one or more existing securities for one or more new securities.
(c) In connection with its investment in AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin Assetco”) the Company made a minority investment in Amergin Asset Management, LLC which has entered into a Servicing Agreement with Amergin Assetco.

(33)Investment was on non-accrual status as of September 30, 2022.

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

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(25)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(20)	Fair Value	Percentage of Net Assets
Canadian Hospital Specialties Ltd.(10)(13)(16)	First lien senior secured revolving loan	C + 4.25%	4/15/2027	82	75	69	0.0%
Medline Borrower, LP(6)(16)(17)	First lien senior secured loan	L + 3.25%	10/23/2028	25,000	24,880	24,990	1.6%
Medline Borrower, LP(13)(14)(16)	First lien senior secured revolving loan	L + 3.25%	10/21/2026	—	(44)	(45)	0.0%
Packaging Coordinators Midco, Inc.(8)(16)	Second lien senior secured loan	L + 7.00%	12/13/2029	53,918	52,247	52,840	3.3%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(7)(16)	First lien senior secured loan	L + 6.75%	1/31/2028	42,462	41,832	41,932	2.6%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(13)(14)(16)	First lien senior secured revolving loan	L + 6.75%	1/29/2026	—	(1)	(1)	0.0%
				124,992	122,492	123,259	7.7%
Healthcare providers and services
Ex Vivo Parent Inc. (dba OB Hospitalist)(8)(16)	First lien senior secured loan	L + 9.50% PIK	9/27/2028	30,503	29,909	29,893	1.9%
OB Hospitalist Group, Inc.(8)(16)	First lien senior secured loan	L + 5.50%	9/27/2027	61,657	60,469	60,424	3.8%
OB Hospitalist Group, Inc.(6)(13)(16)	First lien senior secured revolving loan	L + 5.50%	9/27/2027	853	700	693	0.0%
Phoenix Newco, Inc. (dba Parexel)(6)(16)(17)	First lien senior secured loan	L + 3.50%	11/15/2028	27,500	27,363	27,489	1.7%
Phoenix Newco, Inc. (dba Parexel)(6)(16)	Second lien senior secured loan	L + 6.50%	11/15/2029	135,000	133,666	133,650	8.5%
Quva Pharma, Inc.(9)(16)	First lien senior secured loan	L + 5.50%	4/12/2028	4,534	4,409	4,409	0.3%
Quva Pharma, Inc.(13)(14)(16)	First lien senior secured revolving loan	L + 5.50%	4/10/2026	—	(12)	(13)	0.0%
Refresh Parent Holdings, Inc.(8)(16)	First lien senior secured loan	L + 6.50%	12/9/2026	7,836	7,756	7,778	0.5%
Refresh Parent Holdings, Inc.(8)(13)(15)(16)	First lien senior secured delayed draw term loan	L + 6.50%	6/9/2022	380	375	377	0.0%
Refresh Parent Holdings, Inc.(13)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 6.50%	5/17/2023	—	(104)	(80)	0.0%
Refresh Parent Holdings, Inc.(8)(13)(16)	First lien senior secured revolving loan	P + 6.50%	12/9/2026	52	50	51	0.0%
				268,315	264,581	264,671	16.7%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(9)(16)	First lien senior secured loan	L + 5.75%	8/23/2028	54,310	53,480	53,441	3.4%
BCPE Osprey Buyer, Inc. (dba PartsSource)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 5.75%	8/23/2023	—	(223)	(147)	0.0%
BCPE Osprey Buyer, Inc. (dba PartsSource)(13)(14)(16)	First lien senior secured revolving loan	L + 5.75%	8/21/2026	—	(69)	(74)	0.0%
GI Ranger Intermediate, LLC (dba Rectangle Health)(8)(16)	First lien senior secured loan	L + 6.00%	10/30/2028	18,238	17,881	17,873	1.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 6.00%	10/29/2023	—	(27)	(28)	0.0%
GI Ranger Intermediate, LLC (dba Rectangle Health)(13)(14)(16)	First lien senior secured revolving loan	L + 6.00%	10/29/2027	—	(32)	(33)	0.0%
Inovalon Holdings, Inc.(8)(16)	First lien senior secured loan	L + 5.75%	11/24/2028	79,270	77,313	77,289	4.9%
Inovalon Holdings, Inc.(13)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 5.75%	5/24/2024	—	(104)	(106)	0.0%

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

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(25)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(20)	Fair Value	Percentage of Net Assets
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(8)(16)	First lien senior secured loan	L + 9.50% PIK	7/24/2028	12,348	12,113	12,101	$0.8%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(9)(16)	First lien senior secured loan	L + 6.00%	11/1/2028	45,235	44,791	44,782	2.8%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(9)(13)(15)(16)	First lien senior secured delayed draw term loan D	L + 6.00%	5/1/2023	7,986	7,907	7,906	0.5%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(13)(14)(16)	First lien senior secured revolving loan	L + 6.00%	11/1/2027	—	(25)	(26)	0.0%
PCF Midco II, LLC (dba PCF Insurance Services)(16)(24)	First lien senior secured loan	9.00% PIK	10/31/2031	44,340	40,169	40,128	2.5%
TEMPO BUYER CORP. (dba Global Claims Services)(8)(16)	First lien senior secured loan	L + 5.50%	8/26/2028	36,524	35,823	35,793	2.3%
TEMPO BUYER CORP. (dba Global Claims Services)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 5.50%	8/26/2023	—	(98)	(103)	0.0%
TEMPO BUYER CORP. (dba Global Claims Services)(13)(14)(16)	First lien senior secured revolving loan	L + 5.50%	8/26/2027	—	(97)	(103)	0.0%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)(16)	First lien senior secured loan	L + 5.50%	7/23/2027	15,055	14,771	14,754	0.9%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)(13)(14)(16)	First lien senior secured revolving loan	L + 5.50%	7/23/2027	18	(2)	(4)	0.0%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(6)(16)	First lien senior secured loan	L + 5.25%	12/22/2028	24,585	24,218	24,218	1.5%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(12)(13)(16)	First lien senior secured revolving loan	P + 4.25%	12/22/2027	341	290	290	0.0%
				380,192	369,798	369,832	23.2%
Internet software and services
Bayshore Intermediate #2, L.P. (dba Boomi)(8)(16)	First lien senior secured loan	L + 7.75% PIK	10/2/2028	19,121	18,702	18,690	1.2%
Bayshore Intermediate #2, L.P. (dba Boomi)(13)(14)(16)	First lien senior secured revolving loan	L + 6.75%	10/1/2027	—	(34)	(36)	0.0%
BCPE Nucleon (DE) SPV, LP(9)(16)	First lien senior secured loan	L + 7.00%	9/24/2026	1,333	1,316	1,327	0.1%
BCTO BSI Buyer, Inc. (dba Buildertrend)(8)(16)	First lien senior secured loan	L + 7.00%	12/23/2026	893	885	888	0.1%
BCTO BSI Buyer, Inc. (dba Buildertrend)(8)(13)(16)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	60	59	60	0.0%
CivicPlus, LLC(8)(16)	First lien senior secured loan	L + 6.00%	8/24/2027	9,387	9,297	9,293	0.6%
CivicPlus, LLC(13)(15)(16)	First lien senior secured delayed draw term loan	L + 6.00%	8/24/2023	—	—	—	0.0%
CivicPlus, LLC(13)(14)(16)	First lien senior secured revolving loan	L + 6.00%	8/24/2027	—	(8)	(9)	0.0%
EET Buyer, Inc. (dba e-Emphasys)(8)(16)	First lien senior secured loan	L + 5.75%	11/8/2027	19,545	19,355	19,350	1.2%
EET Buyer, Inc. (dba e-Emphasys)(13)(14)(16)	First lien senior secured revolving loan	L + 5.75%	11/8/2027	—	(19)	(20)	0.0%
GovBrands Intermediate, Inc.(8)(16)	First lien senior secured loan	L + 5.50%	8/4/2027	8,346	8,149	8,137	0.5%
GovBrands Intermediate, Inc.(6)(13)(15)(16)	First lien senior secured delayed draw term loan	L + 5.50%	8/4/2023	1,883	1,827	1,825	0.1%
GovBrands Intermediate, Inc.(13)(14)(16)	First lien senior secured revolving loan	L + 5.50%	8/4/2027	—	(21)	(22)	0.0%
Granicus, Inc.(8)(16)	First lien senior secured loan	L + 6.50%	1/29/2027	1,830	1,792	1,798	0.1%

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

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(25)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(20)	Fair Value	Percentage of Net Assets
Transportation
Motus Group, LLC(8)(16)	Second lien senior secured loan	L + 6.50%	12/10/2029	10,000	9,901	9,900	0.6%
				10,000	9,901	9,900	0.6
Total non-controlled/non-affiliated portfolio company debt investments				$3,035,699	$2,988,942	$2,991,697	189.1%
Equity Investments
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(16)(18)(19)(21)	LP Interest	N/A	N/A	33,000	33,064	33,000	2.1%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(16)(19)	Series A Convertible Preferred Stock	7.00% PIK	N/A	10,769	10,928	11,215	0.7%
					43,992	44,215	2.8%
Buildings and real estate
Skyline Holdco B, Inc. (dba Dodge Data & Analytics)(16)(19)(21)	Series A Preferred Stock	N/A	N/A	143,963	216	238	0.0%
					216	238	0.0%
Business services
Denali Holding LP (dba Summit Companies)(16)(19)(21)	Class A Units	N/A	N/A	596,708	5,967	5,967	0.4%
Hercules Buyer LLC (dba The Vincit Group)(16)(19)(21)(23)	Common Units	N/A	N/A	10,000	11	12	0.0%
					5,978	5,979	0.4%
Consumer products
ASP Conair Holdings LP(16)(19)(21)	Class A Units	N/A	N/A	9,286	929	929	0.1%
					929	929	0.1%
Healthcare equipment and services
KPCI Holdings, L.P.(16)(19)(21)	Class A Units	N/A	N/A	30,425	2,313	2,675	0.1%
Patriot Holdings SCSp (dba Corza Health, Inc.)(16)(19)	Class A Units	8.00% PIK	N/A	982	991	991	0.1%
Patriot Holdings SCSp (dba Corza Health, Inc.)(16)(19)(21)	Class B Units	N/A	N/A	13,517	146	153	0.0%
					3,450	3,819	0.2%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(16)(19)(21)	Class A Interests	N/A	N/A	3,520	3,520	3,520	0.2%
Restore OMH Intermediate Holdings, Inc.(16)(19)	Senior Preferred Stock	13.00% PIK	N/A	349	341	340	0.0%
					3,861	3,860	0.2%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)(16)(19)	Series A Preferred Stock	10.50% PIK	N/A	12,750	12,717	12,710	0.8%
					12,717	12,710	0.8%
Insurance
Evolution Parent, LP (dba SIAA)(16)(19)(21)	LP Interest	N/A	N/A	270	270	270	0.0%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(16)(19)(21)	LP Interest	N/A	N/A	421	422	421	0.0%
PCF Holdco, LLC (dba PCF Insurance Services)(16)(19)(21)	Class A Units	N/A	N/A	4,639,506	11,788	11,789	0.7%
PCF Holdco, LLC (dba PCF Insurance Services)(16)(19)(21)	Class A Warrants	N/A	N/A	1,398,737	3,547	3,547	0.2%
					16,027	16,027	0.9%
Internet software and services
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(16)(19)(21)	Common Units	N/A	N/A	1,729,438	1,729	1,729	0.1%
MessageBird Holding B.V.(16)(18)(19)(21)	Extended Series C Warrants	N/A	N/A	7,980	49	49	0.0%
Thunder Topco L.P. (dba Vector Solutions)(16)(19)(21)	Common Units	N/A	N/A	712,884	713	841	0.1%

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
(12)The interest rate on these loans is subject to Prime, which as of December 31, 2021 was 3.25%.
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

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Investment	Acquisition Date
Denali Holding LP (dba Summit Companies)	Class A Units	September 15, 2021
Evolution Parent, LP (dba SIAA)	Class A Interests	April 30, 2021
Gloves Holding, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Holdings, L.P.	LP Interest	November 30, 2020
MessageBird Holding B.V.	Extended Series C Warrants	April 29, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Warrants	November 1, 2021
Restore OMH Intermediate Holdings, Inc.	Senior Preferred Stock	December 9, 2020
Skyline Holdco B, Inc. (dba Dodge Data & Analytics)	Series A Preferred Stock	April 14, 2021
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	October 15, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021

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

Owl Rock Core Income Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$106,013	$6,038	$217,677	$8,269
Net change in unrealized gain (loss)	47,040	2,182	(145,347)	3,016
Net realized gain (loss) on investments	(182)	915	386	922
Net Increase (Decrease) in Net Assets Resulting from Operations	152,871	9,135	72,716	12,207
Distributions
Class S	(28,903)	(1,515)	(63,284)	(1,768)
Class D	(7,852)	(846)	(17,866)	(1,185)
Class I	(52,708)	(4,973)	(111,969)	(6,982)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(89,463)	(7,334)	(193,119)	(9,935)
Capital Share Transactions
Class S:
Issuance of shares of common stock	229,005	136,218	1,095,257	162,798
Repurchase of common shares	(8,769)	—	(23,135)	—
Reinvestment of shareholders' distributions	9,333	410	19,227	480
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	229,569	136,628	1,091,349	163,278
Class D:
Issuance of shares of common stock	50,343	34,701	238,491	65,893
Repurchase of common shares	(1,132)	(55)	(2,546)	(55)
Reinvestment of shareholders' distributions	3,060	365	6,921	479
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	52,271	35,011	242,866	66,317
Class I:
Issuance of shares of common stock	515,241	246,709	1,946,144	385,557
Repurchase of common shares	(32,978)	(291)	(68,370)	(291)
Reinvestment of shareholders' distributions	17,350	1,044	33,943	1,283
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	499,613	247,462	1,911,717	386,549
Total Increase (Decrease) in Net Assets	844,861	420,902	3,125,529	618,416
Net Assets, at beginning of period	3,861,396	209,787	1,580,728	12,273
Net Assets, at end of period	$4,706,257	$630,689	$4,706,257	$630,689

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Core Income Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$72,716	$12,207
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(7,495,239)	(1,841,997)
Proceeds from investments and investment repayments, net	499,443	420,227
Net change in unrealized (gain) loss on investments	142,695	(3,023)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	2,652	7
Net realized (gain) loss on investments	(125)	(924)
Net realized (gain) loss on foreign currency transactions relating to investments	(261)	—
Paid-in-kind interest and dividends	(37,613)	(558)
Net amortization/accretion of premium/discount on investments	(11,616)	(888)
Amortization of debt issuance costs	7,036	627
Amortization of offering costs	3,440	—
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(43,009)	(5,931)
(Increase) decrease in receivable for investments sold	(1,965)	(110,131)
(Increase) decrease in prepaid expenses and other assets	(4,777)	(2,680)
Increase (decrease) in payable for investments purchased	32,425	7,980
Increase (decrease) in payables to affiliates	13,391	5,806
Increase (decrease) in tender payable	41,465	347
Increase (decrease) in accrued expenses and other liabilities	38,173	3,454
Net cash used in operating activities	(6,741,169)	(1,515,477)
Cash Flows from Financing Activities
Borrowings on debt	8,348,247	1,993,455
Repayments of debt	(4,479,600)	(968,100)
Debt issuance costs	(49,880)	(13,699)
Repurchase of common stock	(94,051)	—
Proceeds from issuance of common shares	3,279,892	613,902
Distributions paid to shareholders	(108,548)	(4,339)
Net cash provided by financing activities	6,896,060	1,621,219
Net increase (decrease) in cash	154,891	105,742
Cash, beginning of period	21,459	8,153
Cash, end of period	$176,350	$113,895

Supplemental and Non-Cash Information
Interest paid during the period	$75,272	$2,411
Distributions declared during the period	$193,119	$9,935
Reinvestment of distributions during the period	$60,091	$2,242
Distributions payable	$33,485	$3,354

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

Since meeting the minimum offering requirement and commencing its continuous public offering through September 30, 2022, the Company has issued 179,786,931 shares of Class S common stock, 44,352,534 shares of Class D common stock and 301,689,909 shares of Class I common stock for gross proceeds of $1,673.0 million, $410.4 million and $2,782.9 million, respectively, including $1,000 of seed capital contributed by its Adviser in September of 2020, $25.0 million in gross proceeds raised in a private placement

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
from Owl Rock Feeder FIC ORCIC Equity LLC and 12,152,271 shares of Class I common stock issued in a private placement to feeder vehicles primarily created to hold the Company's Class I shares for gross proceeds of approximately $111.5 million.

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

Investments for which market quotations are readily available are typically valued at the average bid price of those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of the Company’s investments, are valued at fair value as determined in good faith by the Board, based on, among other things, the input of the Adviser, the Company’s audit committee, and independent third- party valuation firm(s) engaged at the direction of the Board.

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

The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:

•With respect to investments for which market quotations are readily available, those investments will typically be valued at the average bid price of those market quotations;
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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes accretion and amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three months ended September 30, 2022, PIK interest income earned was $12.2 million, representing 5.9% of total investment income. For the nine months ended September 30, 2022, PIK interest income earned was $24.4 million, representing 6.0% of total investment income. For the three and nine months ended September 30, 2021, PIK interest income earned was $0.9 million and $1.0 million, representing 5.7% and 5.0% of investment income.

Discounts to par value on securities purchased are accreted into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the accretion and amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions through December 31, 2021. The 2020 through 2021 tax years remain subject to examination by U.S. federal, state and local tax authorities.

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

The Company does not consolidate its equity interest in AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, "Amergin AssetCo"). For further description of the Company's investment in Amergin, see Note 3 "Agreements and Related Party Transactions - Controlled/Affiliated Portolfio Companies".

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

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820),” which clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. An entity that qualifies as an investment company under Topic 946 should apply the amendments in ASU No. 2022-03 to an investment in an equity security subject to a contractual sale restriction that is executed or modified on or after the date of adoption. The Company is currently evaluating the impact of adopting ASU No. 2022-03 on the consolidated financial statements.

Other than the aforementioned guidance, the Company's management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3. Agreements and Related Party Transactions

As of September 30, 2022, the Company had payables to affiliates of $22.5 million, primarily comprised of $15.1 million of accrued performance based incentive fees, $4.6 million of management fees, and $2.8 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement. As of December 31, 2021, the Company had payables to affiliates of $9.1 million, primarily comprised of $4.2 million of accrued performance based incentive fees, $1.1 million of management fees, $2.1 million in obligations to repay expense support from the Adviser pursuant to the Investment Advisory Agreement, and $1.7 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement.

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

For the three and nine months ended September 30, 2022, the Company incurred expenses of approximately $1.0 million and $3.0 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2021, the Company incurred expenses of approximately $0.6 million and $1.4 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

For the three and nine months ended September 30, 2022, management fees were $12.7 million and $27.6 million, respectively. For the three and nine months ended September 30, 2021, management fees (gross of waivers) were $0.8 million and $1.1 million, respectively. For the nine months ended September 30, 2021, $52 thousand of management fees were waived.

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

For the three and nine months ended September 30, 2022, the Company incurred performance based incentive fees on net investment income of $15.1 million and $30.1 million, respectively. For the three and nine months ended September 30, 2021, the Company incurred performance based incentive fees on net investment income of $1.0 million and $1.1 million, respectively.

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

For the three months ended September 30, 2022, the Company did not incur performance based incentive fees based on capital gains. For the nine months ended September 30, 2022, the Company recorded a reversal of previously recorded performance based incentive fees based on capital gains of $0.6 million. For the three and nine months ended September 30, 2021, the Company incurred performance based incentive fees based on capital gains of $0.4 million and $0.5 million, respectively.

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

For the three and nine months ended September 30, 2022, subject to the 1.5% organization and offering cost cap, the Company accrued less than $0.1 million of initial organization and offering expenses that are reimbursable to the Adviser.

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

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company relies on an order for exemptive relief (the "Order") that has been granted to the Adviser and its affiliates by the SEC to permit us to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing, and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, the Company has received an amendment to its Order to permit it to co-invest in its existing portfolio companies with certain affiliates that are private funds, even if such private funds did not have an investment in such existing portfolio company.

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

For the three and nine months ended September 30, 2022, the Company paid servicing fees with respect to Class D shares of $0.2 million and $0.6 million, respectively. For the three and nine months ended September 30, 2022, the Company paid servicing fees with respect to Class S shares of $3.3 million and $7.8 million, respectively.

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

As of September 30, 2022, the amount of Expense Support Payments provided by the Adviser since inception is $9.4 million. During the three and nine months ended September 30, 2022, the Company did not record any obligations to repay Expense Support from the Advisor. The Company may or may not reimburse remaining expense support in the future.

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

The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following three month periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Operating Expense Ratio(2)
($ in thousands)
March 31, 2021	$822	$822	$—	6.7%	March 31, 2024	9.47%
June 30, 2021	1,756	1,756	—	6.6%	June 30, 2024	2.43%
March 31, 2022	4,062	—	4,062	7.2%	March 31, 2025	0.67%
June 30, 2022	2,713	—	2,713	7.4%	June 30, 2025	0.67%
September 30, 2022	—	—	—	8.3%	September 30, 2025	0.72%
Total	$9,353	$2,578	$6,775

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

Controlled/Affiliated Portfolio Companies

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments.

The Company has made investments in a controlled, affiliated company, Amergin AssetCo and in a non-controlled, affiliated company, Chapford SMA Partnership, L.P. ("Chapford SMA").

Amergin was created to invest in a leasing platform focused on railcar and aviation assets. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made a $90.0 million equity commitment to Amergin AssetCo on July 1, 2022. The Company's investments in Amergin are co-investments made with the Company's affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Amergin.

Chapford SMA is a portfolio company created to invest in life settlement assets. On July 18, 2022, the Company made a $15.9 million equity commitment to Chapford SMA. The Company's investment in Chapford SMA is a co-investment with the Company's affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its interest in Chapford SMA.

Note 4. Investments

Investments at fair value and amortized cost consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$8,269,401	$8,189,910	$2,490,219	$2,491,334
Second-lien senior secured debt investments	1,044,817	983,533	496,559	498,247
Unsecured debt investments	217,517	198,777	2,164	2,116
Preferred equity investments	478,809	468,123	56,696	56,970
Common equity investments (1)	151,503	163,161	71,259	71,705
Total Investments	$10,162,047	$10,003,504	$3,116,897	$3,120,372
_______________
(1)Includes equity investments in Amergin and Chapford SMA.

The industry composition of investments based on fair value as of September 30, 2022 and December 31, 2021 was as follows:

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	September 30, 2022	December 31, 2021
Advertising and media	3.0%	2.8%
Aerospace and defense	0.5	0.5
Automotive	1.0	1.7
Buildings and real estate	4.4	4.0
Business services	7.6	7.7
Chemicals	1.6	3.4
Consumer products	2.7	3.6
Containers and packaging	3.8	4.8
Distribution	2.7	1.7
Education	1.6	0.2
Energy equipment and services	0.3	—
Financial services	3.6	4.3
Food and beverage	6.5	1.5
Healthcare equipment and services	4.7	4.1
Healthcare providers and services	12.6	8.6
Healthcare technology	6.3	7.0
Household products	2.5	0.3
Human resource support services	1.2	4.0
Infrastructure and environmental services	1.0	0.9
Insurance	8.2	12.4
Internet software and services	12.6	12.3
Leisure and entertainment	1.4	3.0
Manufacturing	3.3	2.4
Professional services	3.1	3.6
Specialty retail	3.3	4.8
Telecommunications	0.2	0.1
Transportation	0.3	0.3
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
United States:
Midwest	22.9%	22.8%
Northeast	17.1	17.1
South	32.9	28.0
West	18.8	26.8
International	8.3	5.3
Total	100.0%	100.0%

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of September 30, 2022 and December 31, 2021:

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	September 30, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$1,020,868	$7,169,042	$8,189,910
Second-lien senior secured debt investments	—	191,557	791,976	983,533
Unsecured debt investments	—	49,526	149,251	198,777
Preferred equity investments	—	—	468,123	468,123
Common equity investments	—	—	163,161	163,161
Total Investments	$—	$1,261,951	$8,741,553	$10,003,504

	December 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$162,988	$2,328,346	$2,491,334
Second-lien senior secured debt investments	—	47,770	450,477	498,247
Unsecured debt investments	—	—	2,116	2,116
Preferred equity investments	—	—	56,970	56,970
Common equity investments	—	—	71,705	71,705
Total Investments	$—	$210,758	$2,909,614	$3,120,372

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2022 and 2021:

	As of and for the Three Months Ended September 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$5,845,642	$758,921	$152,698	$411,936	$127,965	$7,297,162
Purchases of investments, net	1,411,759	96,934	—	49,947	22,908	1,581,548
Payment-in-kind	4,337	869	2,896	5,976	21	14,099
Proceeds from investments, net	(108,434)	—	—	—	—	(108,434)
Net change in unrealized gain (loss)	44,344	(1,909)	(6,396)	11	12,267	48,317
Net realized gains (losses)	86	—	—	—	—	86
Net amortization/accretion of premium/discount on investments	4,412	328	53	253	—	5,046
Transfers into (out of) Level 3(1)	(33,104)	(63,167)	—	—	—	(96,271)
Fair value, end of period	$7,169,042	$791,976	$149,251	$468,123	$163,161	$8,741,553
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended September 30, 2022, transfers out of Level 3 into Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Nine Months Ended September 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,328,346	$450,477	$2,116	$56,970	$71,705	$2,909,614
Purchases of investments, net	5,109,129	434,636	154,853	409,305	80,059	6,187,982
Payment-in-kind	15,697	3,429	5,510	12,915	61	37,612
Proceeds from investments, net	(299,517)	(39,832)	—	(642)	—	(339,991)
Net change in unrealized gain (loss)	(15,039)	(24,416)	(13,336)	(10,947)	11,213	(52,525)
Net realized gains (losses)	242	—	—	202	—	444
Net amortization/accretion of premium/discount on investments	9,274	514	108	443	—	10,339
Transfers between investment types	—	—	—	(123)	123	—
Transfers into (out of) Level 3(1)	20,910	(32,832)	—	—	—	(11,922)
Fair value, end of period	$7,169,042	$791,976	$149,251	$468,123	$163,161	$8,741,553
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the nine months ended September 30, 2022, transfers out of Level 3 into Level 2 and transfers into Level 3 from Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Three Months Ended September 30, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$225,777	$105,203	$2,112	$11,049	$2,461	$346,602
Purchases of investments, net(1)	1,134,588	50,864	—	—	7,670	1,193,122
Payment-in-kind	99	—	80	196	1	376
Proceeds from investments, net	(226,656)	—	—	—	—	(226,656)
Net change in unrealized gain (loss) on investments	1,294	468	(86)	213	(2)	1,887
Net realized gain (loss) on investments	519	—	—	—	—	519
Net amortization/accretion of premium/discount on investments	694	24	1	—	—	719
Transfers into (out of) Level 3(2)	(16,874)	—	—	—	—	(16,874)
Fair value, end of period	$1,119,441	$156,559	$2,107	$11,458	$10,130	$1,299,695

(1)Purchases may include payment-in-kind (“PIK”).
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended September 30, 2021, transfers out of Level 3 into Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Nine Months Ended September 30, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$9,404	$4,232	$22	$295	$423	$14,376
Purchases of investments, net (1)	1,368,661	151,435	2,054	10,616	9,642	1,542,408
Payment-in-kind	133	—	82	341	2	558
Proceeds from investments, net	(232,680)	—	—	—	—	(232,680)
Net change in unrealized gain (loss) on investments	1,427	854	(53)	206	63	2,497
Net realized gain (loss) on investments	529	—	—	—	—	529
Net amortization/accretion of premium/discount on investments	780	38	2	—	—	820
Transfers into (out of) Level 3(2)	(28,813)	—	—	—	—	(28,813)
Fair value, end of period	$1,119,441	$156,559	$2,107	$11,458	$10,130	$1,299,695

(1)Purchases may include payment-in-kind (“PIK”).
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the nine months ended September 30, 2021, transfers out of Level 3 into Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies.

The following tables present information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and nine months ended September 30, 2022 and 2021:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2022 on Investments Held at September 30, 2022	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2021 on Investments Held at September 30, 2021
First-lien senior secured debt investments	$44,807	$1,323
Second-lien senior secured debt investments	1,749	468
Unsecured debt investments	(6,396)	(89)
Preferred equity investments	11	194
Common equity investments	12,267	—
Total Investments	$52,438	$1,896

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

($ in thousands)	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2022 on Investments Held at September 30, 2022	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2021 on Investments Held at September 30, 2021
First-lien senior secured debt investments	$(15,044)	$1,456
Second-lien senior secured debt investments	(24,416)	854
Unsecured debt investments	(13,336)	(56)
Preferred equity investments	(10,947)	189
Common equity investments	11,527	63
Total Investments	$(52,216)	$2,506

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2022 and December 31, 2021. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of September 30, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$6,064,432	Yield Analysis	Market Yield	7.9% - 21.3% (11.5%)	Decrease
	1,097,608	Recent Transaction	Transaction Price	91.5% - 99.0% (97.9%)	Increase
	7,002	Collateral Analysis	Recovery Rate	69.0% - 69.0% (69.0%)	Increase
Second-lien senior secured debt investments	$791,976	Yield Analysis	Market Yield	11.7% - 25.0% (14.5%)	Decrease
Unsecured debt investments	$149,228	Yield Analysis	Market Yield	10.2% - 20.0% (12.4%)	Decrease
	23	Market Approach	EBITDA Multiple	14.0x - 14.0x (14.0x)	Increase
Preferred equity investments	$418,172	Yield Analysis	Market Yield	12.0% - 16.8% (14.1%)	Decrease
	49,948	Recent Transaction	Transaction Price	97.0% - 97.0% (97.0%)	Increase
	3	Market Approach	EBITDA Multiple	13.2x - 13.2x (13.2x)	Increase
Common equity investments	$31,052	Recent Transaction	Transaction Price	95.7% - 123.5% (105.4%)	Increase
	105,767	Market Approach	EBITDA Multiple	11.5x - 24.3x (15.6x)	Increase
	26,334	Market Approach	Revenue Multiple	1.6x - 24.5x (14.0x)	Increase
	8	Market Approach	Gross Profit Multiple	10.0x - 10.0x (10.0x)	Increase

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of December 31, 2021
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,401,867	Yield Analysis	Market Yield	5.1% - 12.4% (8.2%)	Decrease
	921,476	Recent Transaction	Transaction Price	90.5% - 100.0% (98.1%)	Increase
	5,003	Indicative Bid	Broker Quotes	N/A	Increase
Second-lien senior secured debt investments	$164,066	Yield Analysis	Market Yield	6.1% - 10.7% (8.7%)	Decrease
	261,240	Recent Transaction	Transaction Price	98.0% - 99.5% (98.8%)	Increase
	25,171	Indicative Bid	Broker Quotes	N/A	Increase
Unsecured debt investments	$2,092	Yield Analysis	Market Yield	9.4%	Decrease
	24	Market Approach	EBITDA Multiple	14.8x	Increase
Preferred equity investments	$11,555	Yield Analysis	Market Yield	11.4% - 14.6% (11.5%)	Decrease
	238	Market Approach	EBITDA Multiple	9.3x	Increase
	45,177	Recent Transaction	Transaction Price	97.3% - 97.5% (97.3%)	Increase
Common equity investments	$56,186	Recent Transaction	Transaction Price	100.0%	Increase
	15,470	Market Approach	EBITDA Multiple	7.6x - 24.0x (16.9x)	Increase
	49	Market Approach	Gross Profit Multiple	27.0x	Increase

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following tables present the carrying and fair values of the Company’s debt obligations as of September 30, 2022 and December 31, 2021.

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	September 30, 2022		December 31, 2021
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility(3)	$308,942	$308,942	$445,188	$445,188
SPV Asset Facility I	546,568	546,568	298,015	298,015
SPV Asset Facility II	1,272,396	1,272,396	438,637	438,637
SPV Asset Facility III	549,566	549,566	—	—
SPV Asset Facility IV	460,767	460,767	—	—
ORCIC JV WH	272,103	272,103	—	—
March 2025 Notes	494,770	471,250	—	—
September 2026 Notes	344,484	294,000	343,971	337,750
February 2027 Notes	493,383	440,000	—	—
September 2027 Notes	591,960	591,000	—	—
Total Debt	$5,334,939	$5,206,592	$1,525,811	$1,519,590

(1)The carrying values of the Company's Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, ORCIC JV WH, March 2025 Notes, September 2026 Notes, February 2027 Notes, and September 2027 Notes are presented net of unamortized debt issuance costs of $14.2 million, $3.2 million, $10.6 million, $5.4 million, $4.3 million, $2.4 million, $5.2 million, $5.5 million, $6.6 million, and $8.1 million respectively.
(2)The carrying values of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, and September 2026 Notes are presented net of unamortized debt issuance costs of $6.0 million, $3.3 million, $7.4 million, and $6.0 million, respectively.
(3)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.

The following table presents fair value measurements of the Company’s debt obligations as of September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022	December 31, 2021
Level 1	$—	$—
Level 2	1,796,250	337,750
Level 3	3,410,342	1,181,840
Total Debt	$5,206,592	$1,519,590

Financial Instruments Not Carried at Fair Value

As of September 30, 2022 and December 31, 2021, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 186% and 200% as of September 30, 2022 and December 31, 2021, respectively.

Debt obligations consisted of the following as of September 30, 2022 and December 31, 2021:

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	September 30, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility (3)	$1,775,000	$323,092	$1,451,908	$308,942
SPV Asset Facility I	550,000	549,782	218	546,568
SPV Asset Facility II	1,800,000	1,283,000	359,379	1,272,396
SPV Asset Facility III	750,000	555,000	42,785	549,566
SPV Asset Facility IV	500,000	465,000	35,000	460,767
ORCIC JV WH	400,000	274,550	908	272,103
March 2025 Notes	500,000	500,000	—	494,770
September 2026 Notes	350,000	350,000	—	344,484
February 2027 Notes	500,000	500,000	—	493,383
September 2027 Notes	600,000	600,000	—	591,960
Total Debt	$7,725,000	$5,400,424	$1,890,198	$5,334,939

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying values of the Company's Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, ORCIC JV WH, March 2025 Notes, September 2026 Notes, February 2027 Notes, and September 2027 Notes are presented net of unamortized debt issuance costs of $14.2 million, $3.2 million, $10.6 million, $5.4 million, $4.3 million, $2.4 million, $5.2 million, $5.5 million, $6.6 million, and $8.1 million respectively.
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

For the three and nine months ended September 30, 2022 and 2021, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Interest expense	$58,806	$3,104	$106,218	$4,340
Amortization of debt issuance costs	2,967	359	7,036	626
Total Interest Expense	$61,773	$3,463	$113,254	$4,966
Average interest rate	4.6%	2.7%	4.2%	3.0%
Average daily borrowings	$4,989,751	$450,600	$3,328,010	$192,471

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

Revolving Credit Facility

On August 11, 2022, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”), which amends and restates in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of April 14, 2021 (as amended, restated, supplemented or otherwise modified prior to August 11, 2022). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each an “Revolving Credit Lender” and collectively, the “Revolving Credit Lenders”) and Sumitomo Mitsui Banking Corporation, as Administrative Agent.

The Revolving Credit Facility is guaranteed by certain domestic subsidiaries of the Company in existence as of the closing date of the Revolving Credit Facility, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

The maximum principal amount of the Revolving Credit Facility is $1.775 billion (increased from $1.550 billion to $1.775 billion on September 22, 2022), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $2.325 billion through the Company’s exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The availability period under the Revolving Credit Facility will terminate on August 11, 2026 (the “Revolving Credit Facility Commitment Termination Date”). The Revolving Credit Facility will mature on August 11, 2027 (the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility in U.S. dollars will bear interest at term SOFR plus any applicable credit adjustment spread plus margin of 2.00% per annum, or the alternative base rate plus margin of 1.00% per annum. With respect to loans denominated in U.S. dollars, the Company may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 2.00% per annum. The Company will also pay a fee of 0.375% on undrawn amounts under the Revolving Credit Facility.

The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to the Company’s shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and other maintenance covenants, as well as customary events of default. The Revolving Credit Facility requires a minimum asset coverage ratio with respect to the consolidated assets of the Company and its subsidiaries to senior securities that constitute indebtedness of no less than 1.50 to 1.00 at any time.

ORCIC JV WH

On August 24, 2022 (the “ORCIC JV WH Closing Date”), ORCIC JV WH LLC, a Delaware limited liability company (“ORCIC JV WH”) entered into a $400 million credit facility (the “Credit Agreement”) among the lenders party thereto (the “Lenders”), Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and BofA Securities, Inc., as sole lead arranger and sole book manager. ORCIC JV WH is a wholly owned subsidiary of the Company, a Delaware limited liability company (the “Collateral Manager”) and the Collateral Manager is a wholly owned subsidiary of the Company. The proceeds of the loans under the Credit Agreement are to be used for, subject to certain restrictions, acquiring and funding collateral assets, payment of government fees and administrative expenses, the funding of certain accounts and making distributions, contributions and investments.

The maximum principal amount of the revolving loans under the Credit Agreement is $400 million, which can be drawn and redrawn subject to certain conditions, including the borrowing base, which is determined on the basis of the value of the assets from time to time, and an advance rate, for a period of up to three years (less 30 days) after the ORCIC JV WH Closing Date unless the commitments are terminated sooner, as provided in the Credit Agreement. The loans under the Credit Agreement will mature on August 25, 2025 (the “ORCIC JV WH Stated Maturity Date”) and may be accelerated upon the occurrence of an event of default.

All loans under the Credit Agreement may be prepaid and reborrowed without penalty or premium at any time, subject to certain restrictions. A make-whole fee is due in connection with any reduction or termination of any portion of the commitments under the Credit Agreement within 18 months of the ORCIC JV WH Closing Date. The outstanding principal balance, interest and all other amounts outstanding for all loans are due and payable on the ORCIC JV WH Stated Maturity Date.

The interest rate on outstanding loans under the Credit Agreement is, at the option of ORCIC JV WH, (A) Term SOFR (which is the one month Term SOFR Screen Rate plus the Applicable Margin or (B) Base Rate (which is the highest of (i) the Federal Funds rate plus 0.50%, (ii) the Prime Rate in effect for such day, (iii) Term SOFR plus 1.00%, and (iv) 1.00%) plus the Applicable Margin, and in each case, subject to interest rate floors set forth in the Credit Agreement. The “Applicable Margin” is 1.45%. Liabilities under the Credit Agreement are limited recourse to ORCIC JV WH. ORCIC JV WH is required to pay a quarterly commitment fee ranging from 0.25% to 1.45%, based on the daily amount of the undrawn portion of the commitments under the Credit Agreement. The commitment fee will initially be set at 0.25%. ORCIC JV WH shall pay the Administrative Agent a customary fee as well as other customary closing fees.

The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of ORCIC JV WH, among other things, grant liens, incur incremental indebtedness, effect certain mergers, make investments, dispose of assets, pay dividends or distributions on capital stock and enter into transactions with affiliates, in each case subject to customary exceptions.

The Credit Agreement contains customary events of default (with customary grace periods, as applicable), including payment defaults, breaches of covenants, defaults under the related loan documentation, material misstatements, insolvency events, judgement

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
defaults, the invalidity of the Credit Agreement or the related loan documents and certain events related to plans subject to the Employee Retirement Income Security Act of 1974, as amended.

Pursuant to the Security Agreement (as defined below), the obligations of ORCIC JV WH under the Credit Agreement are secured by a perfected first priority security interest in all of the assets of ORCIC JV WH and on any payments received by ORCIC JV WH in respect of such assets. Assets pledged to the Lenders will not be available to pay the Company’s obligations.

In connection with the Credit Agreement, ORCIC JV WH (a) entered into a security agreement dated as of the ORCIC JV WH Closing Date (the “Security Agreement”) among ORCIC JV WH and the Administrative Agent, pursuant to which ORCIC JV WH granted to the Administrative Agent a first priority lien on all of the collateral assets of ORCIC JV WH, (b) entered into a collateral management agreement among ORCIC JV WH and the Collateral Manager, pursuant to which the Collateral Manager provides collateral management services to ORCIC JV WH with respect to the collateral assets and (c) entered into a master sale and participation agreement among the Borrower and the Company, pursuant to which ORCIC JV WH intends to purchase from the Company participation interests in certain collateral assets (in anticipation of elevating such interests into assignments after the closing date) that, upon such purchase, will become collateral under the Credit Agreement and will be subject to the first priority lien granted by ORCIC JV WH pursuant to the Security Agreement.

Borrowings of ORCIC JV WH are considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

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

The SPV Asset Facility I provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility I for a period of up to two years after the SPV Asset Facility I Closing Date unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility I (the “ SPV Asset Facility I Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility I will mature on September 16, 2031 (the “SPV Asset Facility I Stated Maturity”). Prior to the SPV Asset Facility I Stated Maturity, proceeds received by Core Income Funding I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset I Facility Stated Maturity, Core Income Funding I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

Amounts drawn bear interest at LIBOR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and LIBOR plus 0.25%) plus an applicable margin that ranges from 1.55% to 2.15% depending on a ratio of broadly syndicated loans to middle market loans in the collateral. From the SPV Asset I Facility Closing Date to the SPV Asset I Facility Commitment Termination Date, there is a commitment fee that steps up during the year after the SPV Asset I Facility Closing Date from 0.00% to 0.625% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility I. The SPV Asset Facility I contains customary covenants, including certain financial maintenance covenants, limitations on the activities of Core

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Income Funding I, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of Core Income Funding I and on any payments received by Core Income Funding I in respect of those assets. Assets pledged to the Lenders will not be available to pay the debts of the Company.

Borrowings of Core Income Funding I are considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

SPV Asset Facility II

On October 5, 2021 (the "SPV Asset Facility II Closing Date"), Core Income Funding II LLC (“Core Income Funding II”), a Delaware limited liability company and our newly formed subsidiary entered into a loan and financing and servicing agreement (as amended through the date hereof, the “SPV Asset Facility II”), with Core Income Funding II, as borrower, us, as equityholder and service provider, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as collateral agent, and Alter Domus (US) LLC as collateral custodian.

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

On May 3, 2022, the parties to the SPV Asset Facility II amended certain terms of the facility including, among other changes, increasing the Facility Amount from $1.275 billion to $1.65 billion and adding two additional lenders.

On July 11, 2022, the parties to the SPV Asset Facility II entered into a joinder agreement increasing the Facility Amount from $1.65 billion to $1.69 billion and adding an additional lender.

On August 1, 2022, the parties to the SPV Asset Facility II entered into joinder agreements and amended certain terms of the facility including, among other changes, increasing the Facility Amount from $1.69 billion to $1.8 billion and adding additional lenders.

From time to time, the Company expects to sell and contribute certain loan assets to Core Income Funding II pursuant to a Sale and Contribution Agreement by and between the Company and Core Income Funding II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by Core Income Funding II, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Core Income Funding II through our ownership of Core Income Funding II. The maximum principal amount of the SPV Asset Facility II is $1.8 billion; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Core Income Funding II’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits and collateral quality tests.

The SPV Asset Facility II provides for the ability to borrow, reborrow, repay and prepay advances under the SPV Asset Facility II for a period of up to three years after the SPV Asset Facility II Closing Date unless such period is extended or accelerated under the terms of the SPV Asset Facility II (the “Revolving Period”). Unless otherwise extended, accelerated or terminated under the terms of the SPV Asset Facility II, the SPV Asset Facility II will mature on the date that is two years after the last day of the Revolving Period (the “Facility Termination Date”). Prior to the Facility Termination Date, proceeds received by Core Income Funding II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding advances, and the excess may be returned to the Company, subject to certain conditions. On the Facility Termination Date, Core Income Funding II must pay in full all outstanding fees and expenses and all principal and interest on outstanding advances, and the excess may be returned to the Company.

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

SPV Asset Facility III

On March 24, 2022 (the “SPV Asset Facility III Closing Date”), Core Income Funding III LLC (“Core Income Funding III”), a Delaware limited liability company and newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility III”), with Core Income Funding III, as borrower, the Adviser, as servicer, the lenders from time to time parties thereto, Bank of America, N.A., as administrative agent, State Street Bank and Trust Company, as collateral agent, Alter Domus (US) LLC as collateral custodian and Bank of America, N.A., as sole lead arranger and sole book manager.

From time to time, the Company expects to sell and contribute certain investments to Core Income Funding III pursuant to a Sale and Contribution Agreement, dated as of the SPV Asset Facility III Closing Date, by and between the Company and Core Income Funding III. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility III will be used to finance the origination and acquisition of eligible assets by Core Income Funding III, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Core Income Funding III through the Company’s ownership of Core Income Funding III. The maximum principal amount of the SPV Asset Facility III is $750 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Core Income Funding III’s assets from time to time, and satisfaction of certain conditions, including certain portfolio criteria.

The SPV Asset Facility III provides for the ability to draw and redraw revolving loans under the SPV Asset Facility III for a period of up to three years after the SPV Asset Facility III Closing Date unless the commitments are terminated sooner as provided in the SPV Asset Facility III (the “SPV Asset Facility III Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility III will mature on March 24, 2027 (the “SPV Asset Facility III Stated Maturity”). To the extent the commitments are terminated or permanently reduced during the first two years following the SPV Asset Facility III Closing Date, Core Income Funding III may owe a prepayment penalty. Prior to the SPV Asset Facility III Stated Maturity, proceeds received by Core Income Funding III from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility III Stated Maturity, Core Income Funding III must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

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

From the SPV Asset Facility III Closing Date to the SPV Asset Facility III Commitment Termination Date, there is a commitment fee, calculated on a daily basis, ranging from 0.25% to 1.25% on the undrawn amount under the SPV Asset Facility III. The SPV Asset Facility III contains customary covenants, including certain limitations on the activities of Core Income Funding III, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility III is secured by a

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
perfected first priority security interest in the assets of Core Income Funding III and on any payments received by Core Income Funding III in respect of those assets. Assets pledged to the lenders under the SPV Asset Facility III will not be available to pay the debts of the Company.

Borrowings of Core Income Funding III are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

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

From time to time, the Company expects to sell and contribute certain investments to Core Income Funding IV pursuant to a Sale and Contribution Agreement, dated as of the SPV Facility IV Closing Date, by and between the Company and Core Income Funding IV. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Facility IV will be used to finance the origination and acquisition of eligible assets by Core Income Funding IV, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Core Income Funding IV through its ownership of Core Income Funding IV. The maximum principal amount of the SPV Facility IV is $500 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of Core Income Funding IV’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

The SPV Facility IV provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Facility IV for a period of up to three years after the SPV Facility IV Closing Date unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Facility IV (the “SPV Facility IV Commitment Termination Date”). Unless otherwise terminated, the SPV Facility IV will mature on March 16, 2033 (the “SPV Facility IV Stated Maturity”). Prior to the SPV Facility IV Stated Maturity, proceeds received by Core Income Funding IV from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Facility IV Stated Maturity, Core Income Funding IV must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

Amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.15%) plus an applicable margin that ranges from 1.70% to 2.30% depending on a ratio of broadly syndicated loans to middle market loans in the collateral. From the SPV Facility IV Closing Date to the SPV Facility IV Commitment Termination Date, there is a commitment fee that steps up during the year after the SPV Facility IV Closing Date from 0.00% to 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Facility IV. The SPV Facility IV contains customary covenants, including certain financial maintenance covenants, limitations on the activities of Core Income Funding IV, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Facility IV is secured by a perfected first priority security interest in the assets of Core Income Funding IV and on any payments received by Core Income Funding IV in respect of those assets. Assets pledged to the Lenders will not be available to pay the debts of the Company.

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The September 2026 Notes were issued pursuant to an Indenture dated as of September 23, 2021 (the “Base Indenture”), between the Company and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of September 23, 2021 (the “First Supplemental Indenture” and together with the Base Indenture, the “September 2026 Indenture”), between the Company and the Trustee. The September 2026 Notes will mature on September 23, 2026 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the September 2026 Indenture. The September 2026 Notes initially bear interest at a rate of 3.125% per year payable semi-annually on March 23 and September 23 of each year, commencing on March 23, 2022. Concurrent with the issuance of the September 2026 Notes, the Company entered into a Registration Rights Agreement (the "September 2026 Registration Rights Agreement") for the benefit of the purchasers of the September 2026 Notes. Pursuant to the September 2026 Registration Rights Agreement, the Company is obligated to file a registration statement with the SEC with respect to an offer to exchange the September 2026 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the September 2026 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the September 2026 Notes. If the Company fails to satisfy its registration obligations under the September 2026 Registration Rights Agreement, it will be required to pay additional interest to the holders of the September 2026 Notes. The Company filed a registration statement with the SEC and, on July 25, 2022, commenced an offer to exchange the September 2026 Notes for newly issued registered notes with substantially similar terms, which expired on August 23, 2022.

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

The February 2027 Notes were issued pursuant to the Base Indenture and a Second Supplemental Indenture, dated as of February 8, 2022 (the “Second Supplemental Indenture” and together with the Base Indenture, the “February 2027 Indenture”), between the Company and the Trustee. The February 2027 Notes will mature on February 8, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the February 2027 Indenture. The February 2027 Notes initially bear interest at a rate of 4.70% per year payable semi-annually on February 8 and August 8 of each year, commencing on August 8, 2022. Concurrent with the issuance of the February 2027 Notes the Company entered into a Registration Rights Agreement (the “February 2027 Registration Rights Agreement”) for the benefit of the purchasers of the February 2027 Notes. Pursuant to the February 2027 Registration Rights Agreement the Company is obligated to file a registration statement with the SEC with respect to an offer to exchange the February 2027 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the February 2027 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the February

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
2027 Notes. If the Company fails to satisfy its registration obligations under the February 2027 Registration Rights Agreement, the Company will be required to pay additional interest to the holders of the February 2027 Notes. The Company filed a registration statement with the SEC and, on July 25, 2022, commenced an offer to exchange the February 2027 Notes for newly issued registered notes with substantially similar terms, which expired on August 23, 2022.

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

The March 2025 Notes were issued pursuant to the Base Indenture and a Third Supplemental Indenture, dated as of March 29, 2022 (the “Third Supplemental Indenture” and together with the Base Indenture, the “March 2025 Indenture”), between the Company and the Trustee. The March 2025 Notes will mature on March 21, 2025 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the March 2025 Indenture. The March 2025 Notes bear interest at a rate of 5.500% per year payable semi-annually on March 21 and September 21 of each year, commencing on September 21, 2022. Concurrent with the issuance of the March 2025 Notes, the Company In connection with the offering, the Company entered into a Registration Rights Agreement, dated as of March 29, 2022 (the “March 2025 Registration Rights Agreement”), for the benefit of the purchasers of the March 2025 Notes. Pursuant to the March 2025 Registration Rights Agreement, the Company is obligated to file with the SEC a registration statement with respect to an offer to exchange the March 2025 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the March 2025 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the March 2025 Notes. If the Company fails to satisfy its registration obligations under the March 2025 Registration Rights Agreement, it will be required to pay additional interest to the holders of the March 2025 Notes. The Company filed a registration statement with the SEC and, on July 25, 2022, commenced an offer to exchange the March 2025 Notes for newly issued registered notes with substantially similar terms, which expired on August 23, 2022.

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

September 2027 Notes

On September 16, 2022, the Company issued $600 million aggregate principal amount of 7.750% notes due 2027 (the “September 2027 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The September 2027 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

The September 2027 Notes were issued pursuant to the Base Indenture and a Fourth Supplemental Indenture, dated as of September 16, 2022 (the “Fourth Supplemental Indenture” and together with the Base Indenture, the “September 2027 Indenture”), between the Company and the Trustee. The September 2027 Notes will mature on September 16, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the September 2027 Indenture. The September 2027 Notes bear interest at a rate of 7.750% per year payable semi-annually on March 16 and September 16 of each year, commencing on March 16, 2023. Concurrent with the issuance of the September 2027 Notes, the Company entered into a Registration Rights Agreement (the “September 2027 Registration Rights Agreement”) for the benefit of the purchasers of the September 2027 Notes. Pursuant to the September 2027 Registration Rights Agreement, the Company is obligated to file a registration statement with the SEC with respect to an offer to exchange the September 2027 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the September 2027 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the September 2027 Notes. If the Company fails to satisfy its registration obligations under the September 2027 Registration Rights Agreement, it will be required to pay additional interest to the holders of the September 2027 Notes.

The September 2027 Notes are the Company’s direct, general unsecured obligations and rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the September 2027 Notes. The September 2027 Notes rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior to the September 2027 Notes. The September 2027 Notes rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The September 2027 Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The September 2027 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with Section 18(a)(1)(A) of the 1940 Act whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the September 2027 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the September 2027 Indenture.

In addition, if a change of control repurchase event, as defined in the Indenture, occurs prior to maturity, holders of the September 2027 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the September 2027 Notes at a repurchase price equal to 100% of the aggregate principal amount of the September 2027 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date.

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of September 30, 2022 and December 31, 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2022	December 31, 2021
($ in thousands)
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	$259	$—
ACR Group Borrower, LLC	First lien senior secured revolving loan	511	875
Alera Group, Inc.	First lien senior secured delayed draw term loan	—	47,273
Alera Group, Inc.	First lien senior secured delayed draw term loan	11,435	—
AmeriLife Holdings LLC	First lien senior secured revolving loan	16,274	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	32,546	—
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	43,633	—
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	45,000
Anaplan, Inc.	First lien senior secured revolving loan	16,528	—
Apex Group Treasury, LLC	Second lien senior secured delayed draw term loan	—	6,618
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	15,117	—
Apex Service Partners, LLC	First lien senior secured revolving loan	4,600	—
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	18,368	—
Appfire Technologies, LLC	First lien senior secured revolving loan	1,501	—
Armstrong Bidco Ltd. (dba The Access Group)	First lien senior secured delayed draw term loan	10,376	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	4,425	4,255
Associations, Inc.	First lien senior secured revolving loan	4,829	4,829
Associations, Inc.	First lien senior secured delayed draw term loan	57,236	—
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	5,797	—
AxiomSL Group, Inc.	First lien senior secured revolving loan	2,591	2,591
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	2,145	2,145
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,593	1,593
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	31,035	31,034
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	4,655	4,655

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2022	December 31, 2021
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	161	47
Brightway Holdings, LLC	First lien senior secured revolving loan	2,105	2,105
BW Holding, Inc.	First lien senior secured delayed draw term loan	—	4,184
Canadian Hospital Specialties Ltd.	First lien senior secured delayed draw term loan	628	939
Canadian Hospital Specialties Ltd.	First lien senior secured revolving loan	95	388
CFS Brands, LLC	First lien senior secured delayed draw term loan	11,344	—
Chapford SMA Partnership, L.P.	LP Interest	8,575	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	—	4,400
CivicPlus, LLC	First lien senior secured revolving loan	2,244	880
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	3,750	—
Community Brands ParentCo, LLC	First lien senior secured revolving loan	1,875	—
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	14,183	—
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	14,183	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	13,317	20,519
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	9,963	7,407
Dermatology Intermediate Holdings III, Inc	First lien senior secured delayed draw term loan	2,497	—
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	9,553	9,553
Dodge Data & Analytics LLC	First lien senior secured revolving loan	—	125
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	1,955	1,955
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	11,600	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	6,930	10,605
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	676	676
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	2,260	19,678
Fortis Solutions Group, LLC	First lien senior secured revolving loan	6,297	6,747
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	54,857	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	791	791
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,182	3,182
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	2,789
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	10,000	—

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2022	December 31, 2021
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,506	1,673
Global Music Rights, LLC	First lien senior secured revolving loan	7,500	7,500
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	870	870
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	636	881
Granicus, Inc.	First lien senior secured revolving loan	161	161
Granicus, Inc.	First lien senior secured delayed draw term loan	136	136
Grayshift, LLC	First lien senior secured revolving loan	2,419	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	2,180	5,081
Guidehouse Inc.	First lien senior secured revolving loan	—	7,018
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	85	96
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	11,002	20,239
Hissho Sushi Merger Sub LLC	First lien senior secured revolving loan	8,162	—
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	732	—
Ideal Image Development, LLC	First lien senior secured revolving loan	915	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	3,613	1,806
IMO Investor Holdings, Inc.	First lien senior secured delayed draw term loan	4,963	—
IMO Investor Holdings, Inc.	First lien senior secured revolving loan	2,184	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	31,750	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	10,583	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	22,995	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	—	14,861
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	—	29
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	83	80
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	8,469	8,469
Intelerad Medical Systems Inc.	First lien senior secured revolving loan	401	401
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3,478	—
Kaseya Inc.	First lien senior secured delayed draw term loan	4,342	—
Kaseya Inc.	First lien senior secured revolving loan	4,342	—

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2022	December 31, 2021
KBP Brands, LLC	First lien senior secured delayed draw term loan	3,416	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	16,625	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	—	4,372
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured delayed draw term loan	8,748	—
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	2,424	3,073
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	9,559	9,559
Lignetics Investment Corp.	First lien senior secured revolving loan	1,338	9,559
ManTech International Corporation	First lien senior secured delayed draw term loan	3,360	—
ManTech International Corporation	First lien senior secured revolving loan	1,524	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	28,401	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	8,038	—
Medline Borrower, LP	First lien senior secured revolving loan	2,020	2,020
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	—	2,264
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,571	3,571
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,765	1,765
Ministry Brands Holdings, LLC.	First lien senior secured delayed draw term loan	15,819	15,819
Ministry Brands Holdings, LLC.	First lien senior secured revolving loan	4,746	4,746
Mitnick Corporate Purchaser, Inc.	First lien senior secured revolving loan	9,375	—
Natural Partners, LLC	First lien senior secured revolving loan	5,063	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	1,375	1,375
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	3,521	8,803
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	5,282	4,401
OAC Holdings I Corp. (dba Omega Holdings)	First lien senior secured revolving loan	1,507	—
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	6,394	7,140
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3,302	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	17,905	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	88	88

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2022	December 31, 2021
Pediatric Associates Holding Company, LLC	First lien senior secured delayed draw term loan	1,776	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	15,995	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	—	3,627
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	2,570	2,570
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured delayed draw term loan	28,553	—
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured revolving loan	12,237	—
Pluralsight, LLC	First lien senior secured revolving loan	392	392
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	11,854	—
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	31,569	—
QAD Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	255	455
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	—	11
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	—	10,667
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	—	92
Relativity ODA LLC	First lien senior secured revolving loan	435	435
Sailpoint Technologies Holdings, Inc.	First lien senior secured revolving loan	5,718	—
Securonix, Inc.	First lien senior secured revolving loan	5,339	—
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	16,049	—
Smarsh Inc.	First lien senior secured delayed draw term loan	20,762	—
Smarsh Inc.	First lien senior secured revolving loan	5,190	—
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	799	1,052
Southern Air & Heat Holdings, LLC	First lien senior secured revolving loan	203	282
Sovos Compliance, LLC	First lien senior secured delayed draw term loan	—	1,104
Spotless Brands, LLC	First lien senior secured delayed draw term loan	2,630	—
Spotless Brands, LLC	First lien senior secured delayed draw term loan	3,683	—
Spotless Brands, LLC	First lien senior secured revolving loan	403	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	825	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	569	—

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2022	December 31, 2021
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	13,947	—
Tahoe Finco, LLC	First lien senior secured revolving loan	6,279	6,279
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	5,336	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,768	—
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured delayed draw term loan	10,317	10,317
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	4,849	5,159
The NPD Group, L.P.	First lien senior secured revolving loan	14,267	—
The Shade Store, LLC	First lien senior secured revolving loan	6,818	6,818
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	470	714
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	1,306	2,041
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	10,000	—
Troon Golf, L.L.C.	First lien senior secured revolving loan	7,207	7,207
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	600	950
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	5,075	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	8,120	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	1,078
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	142	142
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
Total Unfunded Portfolio Company Commitments		$1,104,273	$422,808

As of September 30, 2022, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $2.8 million for the period from April 22, 2020 (Inception) to September 30, 2022, of which $2.8 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered. The Adviser is responsible for the payment of the Company’s organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by the Company.

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2022, management was not aware of any pending or threatened litigation.

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

The following table summarizes transactions with respect to shares of the Company’s common stock during the three months ended September 30, 2022 and 2021:

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	For the Three Months Ended September 30, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	25,525,944	$231,220	5,608,407	$50,343	53,594,346	$483,022	84,728,697	$764,585
Shares/gross proceeds from the private placements	—	—	—	—	3,573,813	32,219	3,573,813	32,219
Reinvestment of distributions	1,037,935	9,333	339,854	3,060	1,922,051	17,350	3,299,840	29,743
Repurchased shares	(975,399)	(8,769)	(125,759)	(1,132)	(3,660,100)	(32,978)	(4,761,258)	(42,878)
Total shares/gross proceeds	25,588,480	231,784	5,822,502	52,271	55,430,110	499,613	86,841,092	783,669
Sales load	—	(2,215)	—	—	—	—	—	(2,215)
Total shares/net proceeds	25,588,480	$229,569	5,822,502	$52,271	55,430,110	$499,613	86,841,092	$781,454

	For the Three Months Ended September 30, 2021
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	14,647,167	$137,884	3,735,226	$34,766	26,527,911	$246,709	44,910,304	$419,359
Shares/gross proceeds from the private placements	—	—	—	—	—	—	—	—
Reinvestment of distributions	44,239	410	39,323	365	112,188	1,044	195,750	1,819
Repurchased shares	—	—	(5,933)	(55)	(31,254)	(291)	(37,187)	(346)
Total shares/gross proceeds	14,691,406	138,294	3,768,616	35,076	26,608,845	247,462	45,068,867	420,832
Sales load	—	(1,666)	—	(65)	—	—	—	(1,731)
Total shares/net proceeds	14,691,406	$136,628	3,768,616	$35,011	26,608,845	$247,462	45,068,867	$419,101

The following table summarizes transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	119,271,531	$1,104,545	25,925,981	$238,937	199,692,008	$1,834,660	344,889,520	$3,178,142
Shares/gross proceeds from the private placements	—	—	—	—	12,152,271	111,484	12,152,271	111,484
Reinvestment of distributions	2,112,563	19,227	758,555	6,921	3,721,296	33,943	6,592,414	60,091
Repurchased shares	(2,571,103)	(23,135)	(283,888)	(2,546)	(7,567,237)	(68,370)	(10,422,228)	(94,051)
Total shares/gross proceeds	118,812,991	1,100,637	26,400,648	243,312	207,998,338	1,911,717	353,211,977	3,255,666
Sales load	—	(9,288)	—	(446)	—	—	—	(9,734)
Total shares/net proceeds	118,812,991	$1,091,349	26,400,648	$242,866	207,998,338	$1,911,717	353,211,977	$3,245,932

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	For the Nine months ended September 30, 2021
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	17,515,705	$164,931	7,103,293	$65,958	41,510,484	$385,557	66,129,482	$616,446
Shares/gross proceeds from the private placements	—	—	—	—	—	—	—	—
Reinvestment of distributions	51,782	480	51,667	479	138,020	1,283	241,469	2,242
Repurchased shares	—	—	(5,933)	(55)	(31,254)	(291)	(37,187)	(346)
Total shares/gross proceeds	17,567,487	165,411	7,149,027	66,382	41,617,250	386,549	66,333,764	618,342
Sales load	—	(2,133)	—	(65)	—	—	—	(2,198)
Total shares/net proceeds	17,567,487	$163,278	7,149,027	$66,317	41,617,250	$386,549	66,333,764	$616,144

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

The changes to the Company's offering price per share since the commencement of the Company's initial continuous public offering and associated effective dates of such changes were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.32	$9.58
April 1, 2021	$9.26	$0.32	$9.58
May 1, 2021	$9.26	$0.32	$9.58
June 1, 2021	$9.28	$0.32	$9.60
July 1, 2021	$9.30	$0.33	$9.63
August 1, 2021	$9.30	$0.33	$9.63
September 1, 2021	$9.30	$0.33	$9.63
October 1, 2021	$9.31	$0.33	$9.64
November 1, 2021	$9.32	$0.33	$9.65
December 1, 2021	$9.31	$0.33	$9.64
January 1, 2022	$9.33	$0.33	$9.66
February 1, 2022	$9.33	$0.33	$9.66
March 1, 2022	$9.27	$0.32	$9.59
April 1, 2022	$9.24	$0.32	$9.56
May 1, 2022	$9.23	$0.32	$9.55
June 1, 2022	$9.02	$0.32	$9.34
July 1, 2022	$8.84	$0.31	$9.15
August 1, 2022	$9.02	$0.32	$9.34
September 1, 2022	$9.09	$0.32	$9.41

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.14	$9.40
April 1, 2021	$9.26	$0.14	$9.40
May 1, 2021	$9.25	$0.14	$9.39
June 1, 2021	$9.27	$0.14	$9.41
July 1, 2021	$9.29	$0.14	$9.43
August 1, 2021	$9.29	$0.14	$9.43
September 1, 2021	$9.29	$0.14	$9.43
October 1, 2021	$9.31	$0.14	$9.45
November 1, 2021	$9.32	$0.14	$9.46
December 1, 2021	$9.31	$0.14	$9.45
January 1, 2022	$9.34	$0.14	$9.48
February 1, 2022	$9.33	$0.14	$9.47
March 1, 2022	$9.27	$0.14	$9.41
April 1, 2022	$9.25	$0.14	$9.39
May 1, 2022	$9.24	$0.14	$9.38
June 1, 2022	$9.04	$0.14	$9.18
July 1, 2022	$8.86	$0.13	$8.99
August 1, 2022	$9.04	$0.14	$9.18
September 1, 2022	$9.09	$0.14	$9.23

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$—	$9.26
April 1, 2021	$9.26	$—	$9.26
May 1, 2021	$9.25	$—	$9.25
June 1, 2021	$9.27	$—	$9.27
July 1, 2021	$9.29	$—	$9.29
August 1, 2021	$9.29	$—	$9.29
September 1, 2021	$9.29	$—	$9.29
October 1, 2021	$9.31	$—	$9.31
November 1, 2021	$9.32	$—	$9.32
December 1, 2021	$9.31	$—	$9.31
January 1, 2022	$9.34	$—	$9.34
February 1, 2022	$9.33	$—	$9.33
March 1, 2022	$9.27	$—	$9.27
April 1, 2022	$9.26	$—	$9.26
May 1, 2022	$9.25	$—	$9.25
June 1, 2022	$9.05	$—	$9.05
July 1, 2022	$8.88	$—	$8.88

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
August 1, 2022	$9.06	$—	$9.06
September 1, 2022	$9.11	$—	$9.11

Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the nine months ended September 30, 2022:

	Class S common stock distributions		Class D common stock distributions		Class I common stock distributions
($ in thousands, except per share amounts)	Per Share(1)	Amount	Per Share(1)	Amount	Per Share	Amount
2022
January 31, 2022	$0.05580	$3,798	$0.05580	$1,094	$0.05580	$6,348
February 28, 2022	0.05580	4,593	0.05580	1,367	0.05580	7,312
March 31, 2022	0.05580	5,334	0.05580	1,673	0.05580	8,860
April 30, 2022	0.05580	6,147	0.05580	1,767	0.05580	10,893
May 31, 2022	0.05580	6,896	0.05580	2,003	0.05580	12,307
June 30, 2022	0.05580	7,613	0.05580	2,110	0.05580	13,541
July 31, 2022	0.06038	8,877	0.06038	2,445	0.06038	15,923
August 31, 2022	0.06038	9,247	0.06038	2,505	0.06038	16,982
September 30, 2022	0.06643	10,779	0.06643	2,902	0.06643	19,803
Total	$0.52199	$63,284	$0.52199	$17,866	$0.52199	$111,969

(1)Distributions per share are gross of shareholder servicing fees.

The following table presents cash distributions per share that were declared during the nine months ended September 30, 2021:

	Class S common stock distributions		Class D common stock distributions		Class I common stock distributions
($ in thousands, except per share amounts)	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount
2021
March 31, 2021	$—	$—	$0.05146	$16	$0.05146	$194
April 30, 2021	0.05146	33	0.05146	54	0.05146	418
May 31, 2021	0.05146	91	0.05146	101	0.05146	558
June 30, 2021	0.05146	129	0.05146	168	0.05146	839
July 31, 2021	0.05146	$294	0.05146	$222	0.05146	$1,116
August 31, 2021	0.05146	$432	0.05146	$270	0.05146	$1,648
September 30, 2021	0.05146	$789	0.05146	$354	0.05146	$2,209
Total	$0.30876	$1,768	$0.36022	$1,185	$0.36022	$6,982

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

On September 26, 2022, the Company's Board of Directors declared a special distribution to the Company's stockholders. This distribution is in addition to those distributions previously declared and announced. This additional distribution, in the amount of $0.008555 per share, will be payable on or before October 31, 2022 to shareholders of record as of September 30, 2022.

On October 24, 2022, the Company's Board of Directors declared a regular monthly distribution to the Company's stockholders. This regular monthly distribution, in the amount of $0.06643 per share, will be payable on or before November 30, 2022 to shareholders of record as of October 31, 2022.

The Company has adopted a distribution reinvestment plan pursuant to which shareholders (except for residents of Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Oklahoma, Oregon, Vermont and Washington and clients of participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of the Company’s same class of common stock to which the distribution relates unless they elect to receive their distributions in cash. The Company expects to use newly issued shares to implement the distribution reinvestment plan. The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from the Adviser, which is subject to recoupment. In no event, however, will funds be advanced or borrowed for the purpose of distributions, if the amount of such distributions would exceed the Company’s accrued and received revenues for the previous four quarters, less paid and accrued operating expenses with respect to such revenues and costs. Through September 30, 2022, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all. Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the nine months ended September 30, 2022 and 2021:

	For The Nine Months Ended September 30, 2022
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.52199	$193,119	100.0%
Total	$0.52199	$193,119	100.0%

(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to Note 11 "Financial Highlights" for amounts by share class.

	For the Nine Months Ended September 30, 2021
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.29208	$8,269	83.2%
Net realized gain (loss) on investments	0.03265	922	9.3
Distributions in excess of net investment income	0.02633	744	7.5
Total	$0.35106	$9,935	100.0%

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
August 25, 2021	D	September 30, 2021	$55	$9.31	5,933
August 25, 2021	I	September 30, 2021	$291	$9.32	31,255
November 26, 2021	S	December 30, 2021	$150	$9.33	16,129
November 26, 2021	D	December 30, 2021	$51	$9.34	5,394
November 26, 2021	I	December 30, 2021	$1,213	$9.34	129,828
February 25, 2022	S	March 31, 2022	$6,001	$9.24	649,420
February 25, 2022	D	March 31, 2022	$304	$9.25	32,853
February 25, 2022	I	March 31, 2022	$16,978	$9.26	1,833,520
May 25, 2022	S	June 30, 2022	$8,365	$8.84	946,284
May 25, 2022	D	June 30, 2022	$1,110	$8.86	125,276
May 25, 2022	I	June 30, 2022	$18,414	$8.88	2,073,617
August 25, 2022	S	September 30, 2022	$8,769	$8.99	975,399
August 25, 2022	D	September 30, 2022	$1,132	$9.00	125,759
August 25, 2022	I	September 30, 2022	$32,978	$9.01	3,660,100

Note 9. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022			2021
($ in thousands, except per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Increase (decrease) in net assets resulting from operations	$51,124	$13,457	$88,290	$1,946	$1,057	$6,132
Weighted average shares of common stock outstanding—basic and diluted	171,779,747	43,183,930	280,852,155	11,160,688	5,670,041	31,988,535
Earnings (loss) per common share— basic and diluted	$0.30	$0.31	$0.31	$0.17	$0.19	$0.19

	Nine Months Ended September 30,
	2022			2021
($ in thousands, except per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Increase (decrease) in net assets resulting from operations	20,523	6,459	45,734	2,290	1,490	8,427
Weighted average shares of common stock outstanding—basic and diluted	134,859,276	35,082,254	211,931,540	4,363,627	2,654,462	15,343,528
Earnings (loss) per common share— basic and diluted	$0.15	$0.18	$0.22	$0.52	$0.56	$0.55

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

For the three and nine months ended September 30, 2022, the Company recorded U.S. federal excise tax expense of approximately $4 thousand. For the three and nine months ended September 30, 2021, the Company did not record an expense for U.S. federal excise tax.

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30,
	2022			2021
($ in thousands, except share and per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock(7)	Class D common stock(7)	Class I common stock
Per share data:
Net asset value, at beginning of period	$9.33	$9.33	$9.34	$9.26	$9.26	$9.44
Results of operations:
Net investment income (loss)(1)	0.53	0.57	0.59	0.34	0.37	0.38
Net realized and unrealized gain (loss)(2)	(0.35)	(0.38)	(0.40)	0.02	0.04	(0.14)
Net increase (decrease) in net assets resulting from operations	$0.18	$0.19	$0.19	$0.36	$0.41	$0.24
Shareholder distributions:
Distributions from net investment income(3)	(0.52)	(0.52)	(0.52)	(0.25)	(0.29)	(0.29)
Distributions from realized gains(3)	—	—	—	(0.03)	(0.04)	(0.03)
Distributions in excess of net investment income(3)	—	—	—	(0.02)	(0.02)	(0.03)
Net decrease in net assets from shareholders' distributions	$(0.52)	$(0.52)	$(0.52)	$(0.30)	$(0.35)	$(0.35)
Total increase (decrease) in net assets	(0.34)	(0.33)	(0.33)	0.06	0.06	(0.11)
Net asset value, at end of period	$8.99	$9.00	$9.01	$9.32	$9.32	$9.33

Total return(4)	1.4%	1.9%	2.1%	3.5%	4.4%	2.6%

Ratios
Ratio of net expenses to average net assets(5)(6)	8.2%	7.3%	7.4%	7.3%	7.1%	6.3%
Ratio of net investments income to average net assets(6)	8.5%	8.8%	9.4%	5.1%	5.3%	5.5%
Portfolio turnover rate	5.6%	5.6%	5.6%	87.6%	87.6%	87.6%

Supplemental Data
Weighted-average shares outstanding	134,859,276	35,082,254	211,931,540	4,363,627	2,654,462	15,343,528
Shares outstanding, end of period	179,513,911	44,952,979	298,101,538	17,567,487	7,149,027	42,917,350
Net assets, end of period	$1,614,723	$404,527	$2,687,007	$163,800	$66,622	$400,267

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
(5)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the nine months ended September 30, 2022, the total operating expenses to average net assets were 8.5%, 7.6% and 7.7%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. For the nine months ended September 30, 2021, the total operating expenses to average net assets were 7.4%, 8.0% and 8.0%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. Past performance is not a guarantee of future results.
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

Revolving Credit Facility Upsize

On October 5, 2022, the Company increased the Revolving Credit Facility from $1,775,000,000 to $1,795,000,000 (the “Commitment Increase”).

Equity Raise

As of November 10, 2022, the Company has issued 186,162,140 shares of its Class S common stock, 45,873,136 shares of its Class D common stock, and 314,880,453 shares of its Class I common stock and has raised total gross proceeds of $1,730.9 million, $424.1 million, and $2,901.7 million, respectively, including seed capital of $1,000 contributed by its Adviser in September 2020 and approximately $25.0 million in gross proceeds raised from Feeder FIC Equity.

ORCIC JV WH II LLC

On October 14, 2022, ORCIC JV WH II LLC, a Delaware limited liability company (the “ORCIC JV WH II”) entered into an up to $500 million revolving loan facility (the “Revolving Loan Agreement”) among the lenders party thereto, and Royal Bank of Canada. ORCIC JV WH II is a wholly owned subsidiary of ORCIC Senior Loan Fund LLC (formerly, ORCIC BC 9 LLC), a Delaware limited liability company (the “ORCIC SLF”). The proceeds of the funded loans under the Revolving Loan Agreement are to be used for, subject to certain restrictions, acquiring and funding collateral assets, payment of government fees and administrative expenses, the funding of certain accounts and making distributions, contributions and investments.

ORCIC SLF LLC

On November 2, 2022 (the "ORCIC SLF Effective Date"), the Company and State Teachers Retirement System of Ohio (“OSTRS”) entered into an Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) to co-manage ORCIC SLF. ORCIC SLF is a joint venture that is expected to invest primarily in senior secured loans to middle market companies,

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Each of ORCIC SLF’s investment decisions and generally all other decisions in respect of ORCIC SLF must be approved by ORCIC SLF’s board or investment committee, each of which consists of an equal number of representatives from the Company and OSTRS. The Company and OSTRS have agreed to contribute $437.5 million and $62.5 million, respectively, to ORCIC SLF. Prior to the ORCIC SLF Effective Date, ORCIC SLF was a wholly owned subsidiary of the Company. Prior to the ORCIC SLF Effective Date, the lenders to the Credit Agreement that ORCIC JV WH LLC entered into on August 24, 2022 (the "Credit Agreement"), and to the Revolving Loan Agreement consented to the change in control of ORCIC SLF. From and following the ORCIC SLF Effective Date, the Credit Agreement and the Revolving Loan Agreement continued as obligations of ORCIC SLF and its subsidiaries but was no longer indebtedness of the Company. On the ORCIC SLF Effective Date, OSTRS made a capital contribution of approximately $15.5 million to ORCIC SLF and the Company was deemed to have made a capital contribution of approximately $108.4 million to ORCIC SLF. The Company's capital contribution was based on the fair value of the Credit Agreement Assets and the Revolving Loan Assets (collectively, the “Contributed Collateral”) less certain amounts that had been distributed to the Company and subject to certain adjustments. In connection therewith, OSTRS and the Company agreed and acknowledged that the Credit Agreement Assets and Revolving Loan Assets were assets of ORCIC SLF as if they had been acquired pursuant to the terms of the LLC Agreement.

CLO VIII

On October 21, 2022, the Company completed a $391.7 million term debt securitization transaction (the “CLO Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO Transaction and the secured loan borrowed in the CLO Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Owl Rock CLO VIII, LLC, a limited liability organized under the laws of the State of Delaware (the “Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the Issuer.

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

Since meeting the minimum offering requirement and commencing our continuous public offering through September 30, 2022, we have issued 179,786,931 shares of Class S common stock, 44,352,534 shares of Class D common stock, and 301,689,909 shares of

Class I common stock for gross proceeds of $1,673.0 million, $410.4 million, and $2,782.9 million, respectively, including $1,000 of seed capital contributed by our Adviser in September 2020, approximately $25.0 million in gross proceeds raised in the private placement from Feeder FIC Equity, and 12,152,271 shares of our Class I common stock issued in a private placement issued to feeder vehicles primarily created to hold our Class I shares for gross proceeds of approximately $111.5 million. The shares purchased by the Adviser and Feeder FIC Equity are subject to a lock-up pursuant to FINRA Rule 5110(e)(1) for a period of 180 days from the date of commencement of sales in the offering, and the Adviser, Feeder FIC Equity, and their permitted assignees may not engage in any transaction that would result in the effective economic disposition of the Class I shares.

Our Adviser also serves as investment adviser to Owl Rock Capital Corporation and Owl Rock Capital Corporation II.

Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Owl Rock is comprised of the Adviser, Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), Owl Rock Technology Advisors II LLC ("ORTA II"), and Owl Rock Diversified Advisors LLC (“ORDA” and together with the Adviser, ORTA, ORTA II, ORPFA, amd ORDA, the "Owl Rock Advisers"), which also are investment advisers. As of September 30, 2022, the Adviser and its affiliates had $65.7 billion of assets under management across the Owl Rock division of Blue Owl.

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

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (the "Order") that has been granted to our Adviser and its affiliates by the SEC to permit us to co-invest with other funds managed by our Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our order to permit us to co-invest in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. The Owl Rock Advisers` investment allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of other funds managed by the Adviser or its affiliates that could avail themselves of exemptive relief and that have an investment objective similar to ours.

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

Economic Developments and COVID-19

We have observed and continue to observe supply chain interruptions, significant labor and resource shortages, commodity inflation, rapidly rising interest rates, economic sanctions as a result of the ongoing war between Russia and Ukraine and elements of geopolitical, economic and financial market instability in the United States, the United Kingdom, the European Union and China. One or more of these factors may contribute to increased market volatility, may have long term effects in the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. Additionally, in the event that the U.S. economy enters into a protracted recession, it is possible that the results of some of the middle-market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.

Over two years after COVID-19 was recognized as a pandemic by the World Health Organization, its continued persistence in the United States and worldwide and the magnitude of the economic impact of the outbreak continue to create an uncertain environment in which we and our portfolio companies operate. The preventative measure taken to contain or mitigate the spread of COVID-19 have caused, and may in the future cause, business shutdowns, cancellations of events and travel and other disruptions. We have built out our portfolio management team to include workout experts and on a quarterly basis continue to closely monitor our portfolio companies and understand and mitiage issues. We are unable to predict the duration of any business and supply-chain disruptions or labor and resource shortages, whether COVID-19 or economic conditions will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition.

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through September 30, 2022, our Adviser and its affiliates have originated $69.4 billion aggregate principal amount of investments, of which $65.9 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. upper middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.

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

We target portfolio companies where we can structure larger transactions that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio). As of September 30, 2022, our average investment size in each of our portfolio companies was approximately $48.3 million based on fair value. As of September 30, 2022, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 85.9% of our total debt portfolio based on fair value, had weighted average annual revenue of $862.4 million, weighted average annual EBITDA of $211.6 million and an average interest coverage of 2.7x.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2022, 98.9% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of September 30, 2022, the amount of Expense Support payments provided by our Adviser since inception is $9.4 million.

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

Portfolio and Investment Activity

As of September 30, 2022, based on fair value, our portfolio consisted of 81.9% first lien senior secured debt investments (of which we consider 51.9% to be unitranche debt investments (including "last-out" portions of such loans), 9.8% second-lien senior secured debt investments, 2.0% unsecured debt investments, 4.7% preferred equity investments, and 1.6% common equity investments.

As of September 30, 2022, our weighted average total yield of the portfolio at fair value and amortized cost was 9.3% and 9.2%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 9.5% and 9.3%, respectively.

As of September 30, 2022 we had investments in 207 portfolio companies with an aggregate fair value of $10.0 billion. As of September 30, 2022, we had net leverage of 1.11x debt-to-equity and we target net leverage of 0.90x-1.25x debt-to-equity.

We expect the pace of our originations to vary with the pace of repayments and the pace at which we raise funds in our public and private offerings. In periods with lower repayment volume, the pace of our originations is expected to slow. Currently, rapidly rising interest rates, reduced refinancing activity and market uncertainty has led to a decline in merger and acquisitions activity which in turn has led to decreased repayments and originations over the quarter. Although the pace of originations has slowed, we continue to focus on investing in recession resistant industries that we are familiar with, including service oriented sectors such as software, insurance, and healthcare, and the credit quality of our portfolio remains consistent. The majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. In addition, the current lending environment is favorable to direct lenders and Owl Rock continues to have the opportunity to invest in large unitranche transactions in excess of $1 billion in size which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protections.

We also continue to invest in specialty financing portfolio companies, Amergin and Chapford SMA. These companies may use our capital to support acquisitions which could continue to lead to increased dividend income. See "Specialty Financing Portfolio Companies."

We are continuing to monitor the effect that market volatility, including as a result of a rising interest rate environment may have on our portfolio companies and our investment activities. We believe that the rapid rise in interest rates will meaningfully benefit our net investment income as we begin to see the impact of interest rates exceeding our interest rate floors. We believe that the rapid rise in interest rates will meaningfully benefit our net investment income as we continue to see the impact of interest rates exceeding our interest rate floors.

Our investment activity for the three months ended September 30, 2022 and 2021 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended September 30,
($ in thousands)	2022	2021
New investment commitments
Gross originations	$1,746,640	$1,709,692
Less: Sell downs	—	(67,187)
Total new investment commitments	$1,746,640	$1,642,505
Principal amount of investments funded:
First-lien senior secured debt investments	$1,279,619	$1,204,233
Second-lien senior secured debt investments	93,250	151,000
Unsecured debt investments	—	—
Preferred equity investments	51,493	—
Common equity investments	21,859	7,667
Total principal amount of investments funded	$1,446,221	$1,362,900
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(173,079)	$(322,851)
Second-lien senior secured debt investments	—	(52,000)
Unsecured debt investments	—	—
Preferred equity investments	—	—
Common equity investments	—	—
Total principal amount of investments sold or repaid	$(173,079)	$(374,851)
Number of new investment commitments in new portfolio companies(1)	25	32
Average new investment commitment amount	$67,122	$46,600
Weighted average term for new investment commitments (in years)	6.1	5.8
Percentage of new debt investment commitments at floating rates	99.6%	100.0%
Percentage of new debt investment commitments at fixed rates	0.4%	—%
Weighted average interest rate of new debt investment commitments(2)(3)	9.6%	6.3%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	6.0%	5.6%

(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)For the three months ended September 30, 2021, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR which was 0.13% as of September 30, 2021.
(3)For the three months ended September 30, 2022, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 3.59% as of September 30, 2022.

Investments at fair value and amortized cost consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$8,269,401	$8,189,910	(1)	$2,490,219	$2,491,334	(2)
Second-lien senior secured debt investments	1,044,817	983,533		496,559	498,247
Unsecured debt investments	217,517	198,777		2,164	2,116
Preferred equity investments	478,809	468,123		56,696	56,970
Common equity investments(3)	151,503	163,161		71,259	71,705
Total Investments	$10,162,047	$10,003,504		$3,116,897	$3,120,372

(1)51.9% of which we consider unitranche loans.
(2)66.7% of which we consider unitranche loans.
(3)Includes equity investments in Amergin and Chapford SMA.

The table below describes investments by industry composition based on fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Advertising and media	3.0%	2.8%
Aerospace and defense	0.5	0.5
Automotive	1.0	1.7
Buildings and real estate	4.4	4.0
Business services	7.6	7.7
Chemicals	1.6	3.4
Consumer products	2.7	3.6
Containers and packaging	3.8	4.8
Distribution	2.7	1.7
Education	1.6	0.2
Energy equipment and services	0.3	—
Financial services	3.6	4.3
Food and beverage	6.5	1.5
Healthcare equipment and services	4.7	4.1
Healthcare providers and services	12.6	8.6
Healthcare technology	6.3	7.0
Household products	2.5	0.3
Human resource support services	1.2	4.0
Infrastructure and environmental services	1.0	0.9
Insurance	8.2	12.4
Internet software and services	12.6	12.3
Leisure and entertainment	1.4	3.0
Manufacturing	3.3	2.4
Professional services	3.1	3.6
Specialty retail	3.3	4.8
Telecommunications	0.2	0.1
Transportation	0.3	0.3
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
United States:
Midwest	22.9%	22.8%
Northeast	17.1	17.1
South	32.9	28.0
West	18.8	26.8
International	8.3	5.3
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Weighted average total yield of portfolio	9.3%	7.1%
Weighted average total yield of debt and income producing securities	9.5%	7.3%
Weighted average interest rate of debt securities	8.8%	6.8%
Weighted average spread over base rate of all floating rate investments	5.8%	6.0%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$196,286	2.0%	$22,380	0.7%
2	9,783,175	97.7%	3,088,498	99.0%
3	17,041	0.2%	9,494	0.3%
4	7,002	0.1%	—	—%
5	—	—	—	—%
Total	$10,003,504	100.0%	$3,120,372	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$9,521,868	99.9%	$2,988,942	100.0%
Non-accrual	9,867	0.1%	—	—%
Total	$9,531,735	100.0%	$2,988,942	100.0%

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

Specialty Financing Portfolio Companies

Amergin
Amergin was created to invest in a leasing platform focused on railcar and aviation assets. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made a $90.0 million equity commitment to Amergin AssetCo on July 1, 2022. Our investment in Amergin is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Amergin AssetCo.

Chapford SMA

Chapford SMA is a portfolio company created to invest in life settlement assets. On July 18, 2022, we made a $15.9 million equity commitment to Chapford SMA. Our investment in Chapford SMA is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC.

Results of Operations

The following table represents the operating results for the three and nine months ended September 30, 2022 and September 30, 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Total Investment Income	$205,219	$15,626	$404,285	$19,639
Less: Net Operating Expenses	99,202	9,588	186,604	11,370
Net Investment Income (Loss) Before Taxes	106,017	6,038	217,681	8,269
Less: Income taxes, including excise taxes	(4)	—	(4)	—
Net Investment Income (Loss) After Taxes	106,013	6,038	217,677	8,269
Net realized gain (loss)	(182)	915	386	922
Net change in unrealized gain (loss)	47,040	2,182	(145,347)	3,016
Net Increase (Decrease) in Net Assets Resulting from Operations	$152,871	$9,135	$72,716	$12,207

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and deprecation on the investment portfolio.

Investment Income

Investment income for the three and nine months ended September 30, 2022 and September 30, 2021 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Interest income	$174,782	$13,728	$345,230	$17,462
PIK interest income	12,198	891	24,369	985
Dividend income	13,166	203	21,829	342
Other income	5,073	804	12,857	850
Total investment income	$205,219	$15,626	$404,285	$19,639

For the Three Months Ended September 30, 2022 and 2021

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interest obtained in connection with originated loans, such as options, warrants or conversion rights. Investment income increased to $205.2 million for the three months ended September 30, 2022 from $15.6 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $1.4 billion as of September 30, 2021 to $10.2 billion as of September 30, 2022. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. There was no income generated from these fees for the three months ended September 30, 2022. Income generated from these fees was $0.9 million for the three months ended September 30, 2021. PIK interest income increased period-over-period primarily as a result of adding new investments with contractual PIK interest to our portfolio. For the three months ended September 30, 2022, PIK interest earned was $12.2 million, representing approximately 5.9% of total investment income. For the three months ended September 30, 2021, PIK interest earned was $0.9 million, representing 5.7% of total investment income. Other income increased period-over-period due to an increase in our portfolio of dividend income-producing investments and an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

For the Nine Months Ended September 30, 2022 and 2021

Investment income increased to $404.3 million for the nine months ended September 30, 2022 from $19.6 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $1.4 billion as of September 30, 2021 to $10.2 billion as of September 30, 2022. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees was $0.6 million for the nine months ended September 30, 2022 and $0.9 million for the nine months ended September 30, 2021. PIK interest income increased period-over-period primarily as a result of adding new investments with contractual PIK interest to our portfolio. For the nine months ended September 30, 2022, PIK interest earned was $24.4 million, representing approximately 6.0% of total investment income. For the nine months ended September 30, 2021, PIK interest earned was $1.0 million, representing 5.0% of total investment income. Other income increased period-over-period due to an increase in our portfolio of dividend income-producing investments and an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

Expenses

Expenses for the three and nine months ended September 30, 2022 and September 30, 2021 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Initial organization	$—	$—	$—	$273
Offering costs	1,090	1,524	3,440	1,524
Interest expense	61,773	3,463	113,254	4,966
Management fees	12,672	836	27,570	1,102
Performance based incentive fees	15,142	1,372	29,489	1,570
Professional fees	2,916	558	6,250	1,221
Directors' fees	296	257	845	788
Shareholder servicing fees	3,558	256	8,444	306
Other general and administrative	1,755	857	4,087	1,785
Total operating expenses	$99,202	$9,123	$193,379	$13,535
Management fees waived	—	—	—	(52)
Expense Support	—	—	(6,775)	(2,578)
Recoupment of Expense Support	—	465	—	465
Net operating expenses	99,202	9,588	186,604	11,370

For the Three Months Ended September 30, 2022 and 2021

Total net operating expenses increased to $99.2 million for the three months ended September 30, 2022 from $9.6 million for the same period prior year primarily due to increases in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in the net asset value of the fund. The increase in incentive fees was due to higher pre- incentive fee net investment income. The increase in interest expense was driven by an increase in average daily borrowings to $5.0 billion from $450.6 million period over period, as well as an increase in the average interest rate to 4.6% from 2.7% period over period. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

For the Nine Months Ended September 30, 2022 and 2021

Total net operating expenses increased to $186.6 million for the nine months ended September 30, 2022 from $11.4 million for the same period prior year primarily due to increases in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in the net asset value of the fund. The increase in incentive fees was due to higher pre- incentive fee net investment income. The increase in interest expense was driven by an increase in average daily borrowings to $3.3 billion from $192.5 million period over period, as well as an increase in the average interest rate to 4.2% from 3.0% period over period. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

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

For the three and nine months ended September 30, 2022 we accrued U.S. federal excise tax of $4 thousand. For the three and nine months ended September 30, 2021 we did not accrue any U.S. federal excise tax.

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

Net Unrealized Gain (Loss) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2022 and 2021, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Net change in unrealized gain (loss) on investments	$48,819	$2,211	$(142,695)	$3,023
Net change in translation of assets and liabilities in foreign currencies	(1,779)	(29)	(2,652)	(7)
Net change in unrealized gain (loss)	47,040	2,182	(145,347)	3,016

For the Three Months Ended September 30, 2022 and 2021

For the three months ended September 30, 2022, the net unrealized gain was primarily driven by an increase in the fair value of our investments as compared to June 30, 2022. The primary driver of our portfolio’s unrealized gain was due to current market conditions.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended September 30, 2022 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Asurion, LLC	(13.2)
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	10.3
Barracuda Parent, LLC	(4.4)
Cornerstone OnDemand, Inc.	3.9
Athenahealth Group Inc.	(3.8)
CoreLogic Inc.	(3.4)
Ivanti Software, Inc.	(3.1)
Associations, Inc.	2.6
CD&R Value Building Partners I, L.P. (dba Belron)	2.4
Notorious Topco, LLC (dba Beauty Industry Group)	2.2
Remaining portfolio companies	55.3
Total	$48.8

For the three months ended September 30, 2022, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to June 30, 2022.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended September 30, 2021 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	$1.2
Walker Edison Furniture Company LLC	(0.5)
Intelerad Medical Systems Inc.	0.3
Asurion, LLC	0.2
Mavis Tire Express Services Topco Corp.	0.2
Hyland Software, Inc.	0.1
Denali BuyerCo, LLC (dba Summit Companies)	0.1
Balrog Acquisition, Inc. (dba Bakemark)	0.1
Engineered Machinery Holdings, Inc. (dba Duravant)	0.1
RealPage, Inc.	0.1
Remaining portfolio companies	0.3
Total	$2.2

For the Nine Months Ended September 30, 2022 and 2021

For the nine months ended September 30, 2022, the net unrealized loss was primarily driven by a decrease in the fair value of our investments as compared to December 31, 2021. The primary drivers of our portfolio’s unrealized losses were current market conditions, including public market volatility, and credit spreads widening across the broader markets as compared to December 31, 2021.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the nine months ended September 30, 2022 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Asurion, LLC	(33.5)
Athenahealth Group Inc.	(13.6)
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	12.2
CoreLogic Inc.	(9.8)
Help/Systems Holdings, Inc.	(6.6)
Dealer Tire, LLC	(5.6)
Delta TopCo, Inc. (dba Infoblox, Inc.)	(4.8)
Ivanti Software, Inc.	(4.7)
Barracuda Parent, LLC	(4.4)
USIC Holdings, Inc.	(3.8)
Remaining portfolio companies	(68.1)
Total	$(142.7)

For the nine months ended September 30, 2022, the net unrealized loss was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2021. The primary driver of our portfolio's unrealized loss was due to current market conditions, including public market volatility, and credit spreads widening across the broader markets.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the nine months ended September 30, 2021 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	$1.2
Walker Edison Furniture Company LLC	(0.5)
ConAir Holdings LLC	0.4
Intelerad Medical Systems Inc.	0.3
Mavis Tire Express Services Topco Corp.	0.3
Asurion, LLC	0.2
Hyland Software, Inc.	0.2
Denali BuyerCo, LLC (dba Summit Companies)	0.1
Balrog Acquisition, Inc. (dba Bakemark)	0.1
Engineered Machinery Holdings, Inc. (dba Duravant)	0.1
Remaining portfolio companies	0.6
Total	$3.0

Net Realized Gains (Losses) on Investments
The realized gains and losses on fully exited and partially exited portfolio companies during the three and nine months ended September 30, 2022 and 2021 were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Net realized gain (loss) on investments	$(234)	$917	$125	$924
Net realized gain (loss) on foreign currency transactions	52	(2)	261	(2)
Net realized gain (loss)	(182)	915	386	922

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
As of September 30, 2022 and December 31, 2021, our asset coverage ratios were 186% and 200%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of September 30, 2022, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2022 we had $1.9 billion available under our credit facilities.
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
As of September 30, 2022, we had $176.4 million in cash. During the nine months ended September 30, 2022, we used $6.7 billion in cash for operating activities, primarily as a result of funding portfolio investments of $7.5 billion, partially offset by sales and repayments of portfolio investments of $499.4 million, and other operating activities of $181.9 million. Lastly, cash provided by financing activities was $6.9 billion during the period, which was the result of proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $3.8 billion, and proceeds from the issuance of shares of $3.3 billion, partially offset by $108.5 million of distributions paid and share repurchases of $94.1 million.

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

The following tables summarize transactions with respect to shares of our common stock during the three months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	25,525,944	$231,220	5,608,407	$50,343	53,594,346	$483,022	84,728,697	$764,585
Shares/gross proceeds from the private placements	—	—	—	—	3,573,813	32,219	3,573,813	32,219
Reinvestment of distributions	1,037,935	9,333	339,854	3,060	1,922,051	17,350	3,299,840	29,743
Repurchased shares	(975,399)	(8,769)	(125,759)	(1,132)	(3,660,100)	(32,978)	(4,761,258)	(42,878)
Total shares/gross proceeds	25,588,480	231,784	5,822,502	52,271	55,430,110	499,613	86,841,092	783,669
Sales load	—	(2,215)	—	—	—	—	—	(2,215)
Total shares/net proceeds	25,588,480	$229,569	5,822,502	$52,271	55,430,110	$499,613	86,841,092	$781,454

	For the Three Months Ended September 30, 2021
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	14,647,167	$137,884	3,735,226	$34,766	26,527,911	$246,709	44,910,304	$419,359
Shares/gross proceeds from the private placements	—	—	—	—	—	—	—	—
Reinvestment of distributions	44,239	410	39,323	365	112,188	1,044	195,750	1,819
Repurchased shares	—	—	(5,933)	(55)	(31,254)	(291)	(37,187)	(346)
Total shares/gross proceeds	14,691,406	138,294	3,768,616	35,076	26,608,845	247,462	45,068,867	420,832
Sales load	—	(1,666)	—	(65)	—	—	—	(1,731)
Total shares/net proceeds	14,691,406	$136,628	3,768,616	$35,011	26,608,845	$247,462	45,068,867	$419,101

The following tables summarize transactions with respect to shares of our common stock during the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	119,271,531	$1,104,545	25,925,981	$238,937	199,692,008	$1,834,660	344,889,520	$3,178,142
Shares/gross proceeds from the private placements	—	—	—	—	12,152,271	111,484	12,152,271	111,484
Reinvestment of distributions	2,112,563	19,227	758,555	6,921	3,721,296	33,943	6,592,414	60,091
Repurchased shares	(2,571,103)	(23,135)	(283,888)	(2,546)	(7,567,237)	(68,370)	(10,422,228)	(94,051)
Total shares/gross proceeds	118,812,991	1,100,637	26,400,648	243,312	207,998,338	1,911,717	353,211,977	3,255,666
Sales load	—	(9,288)	—	(446)	—	—	—	(9,734)
Total shares/net proceeds	118,812,991	$1,091,349	26,400,648	$242,866	207,998,338	$1,911,717	353,211,977	$3,245,932

	For the Nine months ended September 30, 2021
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	17,515,705	$164,931	7,103,293	$65,958	41,510,484	$385,557	66,129,482	$616,446
Shares/gross proceeds from the private placements	—	—	—	—	—	—	—	—
Reinvestment of distributions	51,782	480	51,667	479	138,020	1,283	241,469	2,242
Repurchased shares	—	—	(5,933)	(55)	(31,254)	(291)	(37,187)	(346)
Total shares/gross proceeds	17,567,487	165,411	7,149,027	66,382	41,617,250	386,549	66,333,764	618,342
Sales load	—	(2,133)	—	(65)	—	—	—	(2,198)
Total shares/net proceeds	17,567,487	$163,278	7,149,027	$66,317	41,617,250	$386,549	66,333,764	$616,144

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

The changes to our offering price per share since the commencement of our initial continuous public offering and associated effective dates of such changes were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.32	$9.58
April 1, 2021	$9.26	$0.32	$9.58
May 1, 2021	$9.26	$0.32	$9.58
June 1, 2021	$9.28	$0.32	$9.60
July 1, 2021	$9.30	$0.33	$9.63
August 1, 2021	$9.30	$0.33	$9.63
September 1, 2021	$9.30	$0.33	$9.63
October 1, 2021	$9.31	$0.33	$9.64
November 1, 2021	$9.32	$0.33	$9.65
December 1, 2021	$9.31	$0.33	$9.64
January 1, 2022	$9.33	$0.33	$9.66
February 1, 2022	$9.33	$0.33	$9.66
March 1, 2022	$9.27	$0.32	$9.59
April 1, 2022	$9.24	$0.32	$9.56
May 1, 2022	$9.23	$0.32	$9.55
June 1, 2022	$9.02	$0.32	$9.34
July 1, 2022	$8.84	$0.31	$9.15
August 1, 2022	$9.02	$0.32	$9.34
September 1, 2022	$9.09	$0.32	$9.41

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.14	$9.40
April 1, 2021	$9.26	$0.14	$9.40
May 1, 2021	$9.25	$0.14	$9.39
June 1, 2021	$9.27	$0.14	$9.41
July 1, 2021	$9.29	$0.14	$9.43
August 1, 2021	$9.29	$0.14	$9.43
September 1, 2021	$9.29	$0.14	$9.43
October 1, 2021	$9.31	$0.14	$9.45
November 1, 2021	$9.32	$0.14	$9.46
December 1, 2021	$9.31	$0.14	$9.45
January 1, 2022	$9.34	$0.14	$9.48
February 1, 2022	$9.33	$0.14	$9.47
March 1, 2022	$9.27	$0.14	$9.41
April 1, 2022	$9.25	$0.14	$9.39
May 1, 2022	$9.24	$0.14	$9.38
June 1, 2022	$9.04	$0.14	$9.18
July 1, 2022	$8.86	$0.13	$8.99
August 1, 2022	$9.04	$0.14	$9.18
September 1, 2022	$9.09	$0.14	$9.23

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$—	$9.26
April 1, 2021	$9.26	$—	$9.26
May 1, 2021	$9.25	$—	$9.25
June 1, 2021	$9.27	$—	$9.27
July 1, 2021	$9.29	$—	$9.29
August 1, 2021	$9.29	$—	$9.29
September 1, 2021	$9.29	$—	$9.29
October 1, 2021	$9.31	$—	$9.31
November 1, 2021	$9.32	$—	$9.32
December 1, 2021	$9.31	$—	$9.31
January 1, 2022	$9.34	$—	$9.34
February 1, 2022	$9.33	$—	$9.33
March 1, 2022	$9.27	$—	$9.27
April 1, 2022	$9.26	$—	$9.26
May 1, 2022	$9.25	$—	$9.25
June 1, 2022	$9.05	$—	$9.05
July 1, 2022	$8.88	$—	$8.88

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
August 1, 2022	$9.06	$—	$9.06
September 1, 2022	$9.11	$—	$9.11

Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the nine months ended September 30, 2022:

	Class S common stock distributions		Class D common stock distributions		Class I common stock distributions
($ in thousands, except per share amounts)	Per Share(1)	Amount	Per Share(1)	Amount	Per Share	Amount
2022
January 31, 2022	$0.05580	$3,798	$0.05580	$1,094	$0.05580	$6,348
February 28, 2022	0.05580	4,593	0.05580	1,367	0.05580	7,312
March 31, 2022	0.05580	5,334	0.05580	1,673	0.05580	8,860
April 30, 2022	0.05580	6,147	0.05580	1,767	0.05580	10,893
May 31, 2022	0.05580	6,896	0.05580	2,003	0.05580	12,307
June 30, 2022	0.05580	7,613	0.05580	2,110	0.05580	13,541
July 31, 2022	0.06038	8,877	0.06038	2,445	0.06038	15,923
August 31, 2022	0.06038	9,247	0.06038	2,505	0.06038	16,982
September 30, 2022	0.06643	10,779	0.06643	2,902	0.06643	19,803
Total	$0.52199	$63,284	$0.52199	$17,866	$0.52199	$111,969

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

On February 23, 2022, our Board declared regular monthly distributions for April 2022 through June 2022. The regular monthly cash distributions, each in the gross amount of $0.05580000 per share, are payable on May 31, 2022, June 30, 2022, and July 29, 2022 to shareholders of records of April 30, 2022, May 31, 2022, and June 30, 2022, respectively.

On May 3, 2022, our Board declared regular monthly distributions for July 2022 through September 2022. The regular monthly cash distributions, each in the gross amount of $0.05580000 per share, are payable on August 26, 2022, September 29, 2022, and October 31, 2022 to shareholders of records of July 31, 2022, August 31, 2022, and September 30, 2022, respectively.

On May 9, 2022, our Board declared special monthly distributions for July 2022 through September 2022. The special monthly cash distributions, each in the gross amount of $0.0020750 per share, are payable on August 26, 2022, September 29, 2022, and October 31, 2022 to shareholders of records of July 31, 2022, August 31, 2022, and September 30, 2022, respectively.

On July 14, 2022, our Board declared additional special monthly distributions for July and August 2022. The special monthly cash distributions, each in the gross amount of $0.0025000 per share, are in addition to those preciously declared and announced and are payable on August 31, 2022 and September 30, 2022 to shareholders of records of July 31, 2022 and August 31, 2022, respectively.
On September 26, 2022, our Board declared an additional special distribution for September 2022. The special monthly cash distribution in the gross amount of $0.008555 per share, are payable on or before October 31, 2022 to shareholders of record as of September 30, 2022.

On October 24, 2022, our Board declared a regular distribution for October 2022. This distribution, in the amount of $0.06643 per share, will be payable on or before November 30, 2022 to shareholders of record as of October 31, 2022.

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

Through September 30, 2022, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the nine months ended September 30, 2022 and 2021.

	For The Nine Months Ended September 30, 2022
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.52199	$193,119	100.0%
Total	$0.52199	$193,119	100.0%

(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to 'ITEM 1. - Notes to Consolidated Financial Statements - Note
11. Financial Highlights" for amounts by share class.

	For the Nine Months Ended September 30, 2021
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.29208	$8,269	83.2%
Net realized gain (loss) on investments	0.03265	922	9.3
Distributions in excess of net investment income	0.02633	744	7.5
Total	$0.35106	$9,935	100.0%

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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
August 25, 2021	D	September 30, 2021	$55	$9.31	5,933
August 25, 2021	I	September 30, 2021	$291	$9.32	31,255
November 26, 2021	S	December 30, 2021	$150	$9.33	16,129
November 26, 2021	D	December 30, 2021	$51	$9.34	5,394
November 26, 2021	I	December 30, 2021	$1,213	$9.34	129,828
February 25, 2022	S	March 31, 2022	$6,001	$9.24	649,420
February 25, 2022	D	March 31, 2022	$304	$9.25	32,853
February 25, 2022	I	March 31, 2022	$16,978	$9.26	1,833,520
May 25, 2022	S	June 30, 2022	$8,365	$8.84	946,284
May 25, 2022	D	June 30, 2022	$1,110	$8.86	125,276
May 25, 2022	I	June 30, 2022	$18,414	$8.88	2,073,617
August 25, 2022	S	September 30, 2022	$8,769	$8.99	975,399
August 25, 2022	D	September 30, 2022	$1,132	$9.00	125,759
August 25, 2022	I	September 30, 2022	$32,978	$9.01	3,660,100

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of September 30, 2022 and 2021:

	September 30, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility (3)	$1,775,000	$323,092	$1,451,908	$308,942
SPV Asset Facility I	550,000	549,782	218	546,568
SPV Asset Facility II	1,800,000	1,283,000	359,379	1,272,396
SPV Asset Facility III	750,000	555,000	42,785	549,566
SPV Asset Facility IV	500,000	465,000	35,000	460,767
ORCIC JV WH	400,000	274,550	908	272,103
March 2025 Notes	500,000	500,000	—	494,770
September 2026 Notes	350,000	350,000	—	344,484
February 2027 Notes	500,000	500,000	—	493,383
September 2027 Notes	600,000	600,000	—	591,960
Total Debt	$7,725,000	$5,400,424	$1,890,198	$5,334,939

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying values of the Company's Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, ORCIC JV WH, March 2025 Notes, September 2026 Notes, February 2027 Notes, and September 2027 Notes are presented net of unamortized debt issuance costs of $14.2 million, $3.2 million, $10.6 million, $5.4 million, $4.3 million, $2.4 million, $5.2 million, $5.5 million, $6.6 million, and $8.1 million respectively.
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

For the three and nine months ended September 30, 2022 and 2021, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Interest expense	$58,806	$3,104	$106,218	$4,340
Amortization of debt issuance costs	2,967	359	7,036	626
Total Interest Expense	$61,773	$3,463	$113,254	$4,966
Average interest rate	4.6%	2.7%	4.2%	3.0%
Average daily borrowings	$4,989,751	$450,600	$3,328,010	$192,471

Senior Securities

Information about our senior securities is shown in the following table as of September 30, 2022 and the fiscal years ended December 31, 2021, and 2020.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Promissory Note(5)
September 30, 2022 (unaudited)	$—	—	—	N/A
December 31, 2021	$—	—	—	N/A
December 31, 2020	$10.0	2,226.8	—	N/A
SPV Asset Facility I
September 30, 2022 (unaudited)	$549.8	1,855.9	—	N/A
December 31, 2021	$301.3	1,998.5	—	N/A
December 31, 2020	$—	—	—	N/A
SPV Asset Facility II
September 30, 2022 (unaudited)	$1,283.0	1,855.9	—	N/A
December 31, 2021	$446.0	1,998.5	—	N/A
December 31, 2020	$—	—	—	N/A
SPV Asset Facility III
September 30, 2022 (unaudited)	$555.0	1,855.9	—	N/A
December 31, 2021	$—	—	—	N/A
December 31, 2020	$—	—	—	N/A
SPV Asset Facility IV
September 30, 2022 (unaudited)	$465.0	1,855.9	—	N/A
December 31, 2021	$—	—	—	N/A
December 31, 2020	$—	—	—	N/A
ORCIC JV WH
September 30, 2022 (unaudited)	$274.6	1,855.9	—	N/A
December 31, 2021	$—	—	—	N/A
December 31, 2020	$—	—	—	N/A
Revolving Credit Facility
September 30, 2022 (unaudited)	$323.1	1,855.9	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2021	$451.2	1,998.5	—	N/A
December 31, 2020	$—	—	—	N/A
September 2026 Notes
September 30, 2022 (unaudited)	$350.0	1,855.9	—	862.54
December 31, 2021	$350.0	1,998.5	—	N/A
December 31, 2020	$—	—	—	N/A
February 2027 Notes
September 30, 2022 (unaudited)	$500.0	1,855.9	—	906.86
December 31, 2021	$—	—	—	N/A
December 31, 2020	$—	—	—	N/A
September 2027 Notes
September 30, 2022 (unaudited)	$600.0	1,855.9	—	N/A
December 31, 2021	$—	—	—	N/A
December 31, 2020	$—	—	—	N/A
March 2025 Notes
September 30, 2022 (unaudited)	$500.0	1,855.9	—	957.78
December 31, 2021	$—	—	—	N/A
December 31, 2020	$—	—	—	N/A

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
(4)Not applicable, except for with respect to the September 2026 Notes, February 2027 Notes, and March 2025 Notes as other senior securities are not registered for public trading on a stock exchange. The average market value per unit for each of the September 2026 Notes, February 2027 Notes, and March 2025 Notes is based on the average daily prices of such notes and is expressed per $1,000 of indebtedness.
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

Revolving Credit Facility

On August 11, 2022, we entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”), which amends and restates in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of April 14, 2021 (as amended, restated, supplemented or otherwise modified prior to August 11, 2022). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto (each an “Revolving Credit Lender” and collectively, the “Revolving Credit Lenders”) and Sumitomo Mitsui Banking Corporation, as Administrative Agent.

The Revolving Credit Facility is guaranteed by certain domestic subsidiaries of ours in existence as of the closing date of the Revolving Credit Facility, and will be guaranteed by certain domestic subsidiaries of ours that are formed or acquired by us in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

The maximum principal amount of the Revolving Credit Facility is $1.775 billion (increased from $1.550 billion to $1.775 billion on August 22, 2022), subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $2.325 billion through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.

The availability period under the Revolving Credit Facility will terminate on August 11, 2026 (the “Revolving Credit Facility Commitment Termination Date”). The Revolving Credit Facility will mature on August 11, 2027 (the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, we will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility in U.S. dollars will bear interest at term SOFR plus any applicable credit adjustment spread plus margin of 2.00% per annum, or the alternative base rate plus margin of 1.00% per annum. With respect to loans denominated in U.S. dollars, we may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at our option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 2.00% per annum. we will also pay a fee of 0.375% on undrawn amounts under the Revolving Credit Facility.

The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and other maintenance covenants, as well as customary events of default. The Revolving Credit Facility requires a minimum asset coverage ratio with respect to our consolidated assets and subsidiaries to senior securities that constitute indebtedness of no less than 1.50 to 1.00 at any time.

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

ORCIC JV WH

On August 24, 2022 (the “Closing Date”), ORCIC JV WH LLC, a Delaware limited liability company (the “Borrower”) entered into a $400 million credit facility (the “Credit Agreement”) among the lenders party thereto (the “Lenders”), Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and BofA Securities, Inc., as sole lead arranger and sole book manager. The Borrower is a wholly owned subsidiary of ORCIC BC 9 LLC, a Delaware limited liability company (the “Collateral Manager”) and the Collateral Manager is a wholly owned subsidiary of Owl Rock Core Income Corp., a Maryland corporation (the “Company,” “we” or “us”). The proceeds of the loans under the Credit Agreement are to be used for, subject to certain restrictions, acquiring and funding collateral assets, payment of government fees and administrative expenses, the funding of certain accounts and making distributions, contributions and investments.

The maximum principal amount of the revolving loans under the Credit Agreement is $400 million, which can be drawn and redrawn subject to certain conditions, including the borrowing base, which is determined on the basis of the value of the assets from time to time, and an advance rate, for a period of up to three years (less 30 days) after the Closing Date unless the commitments are terminated sooner, as provided in the Credit Agreement. The loans under the Credit Agreement will mature on August 25, 2025 (the “Stated Maturity Date”) and may be accelerated upon the occurrence of an event of default.

All loans under the Credit Agreement may be prepaid and reborrowed without penalty or premium at any time, subject to certain restrictions. A make-whole fee is due in connection with any reduction or termination of any portion of the commitments under the Credit Agreement within 18 months of the Closing Date. The outstanding principal balance, interest and all other amounts outstanding for all loans are due and payable on the Stated Maturity Date.

The interest rate on outstanding loans under the Credit Agreement is, at the option of the Borrower, (A) Term SOFR (which is the one month Term SOFR Screen Rate plus the Applicable Margin or (B) Base Rate (which is the highest of (i) the Federal Funds rate plus 0.50%, (ii) the Prime Rate in effect for such day, (iii) Term SOFR plus 1.00%, and (iv) 1.00%) plus the Applicable Margin, and in each case, subject to interest rate floors set forth in the Credit Agreement. The “Applicable Margin” is 1.45%. Liabilities under the Credit Agreement are limited recourse to the Borrower. The Borrower is required to pay a quarterly commitment fee ranging from 0.25% to 1.45%, based on the daily amount of the undrawn portion of the commitments under the Credit Agreement. The commitment fee will initially be set at 0.25%. The Borrower shall pay the Administrative Agent a customary fee as well as other customary closing fees.
The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Borrower to, among other things, grant liens, incur incremental indebtedness, effect certain mergers, make investments, dispose of assets, pay dividends or distributions on capital stock and enter into transactions with affiliates, in each case subject to customary exceptions.

The Credit Agreement contains customary events of default (with customary grace periods, as applicable), including payment defaults, breaches of covenants, defaults under the related loan documentation, material misstatements, insolvency events, judgement defaults, the invalidity of the Credit Agreement or the related loan documents and certain events related to plans subject to the Employee Retirement Income Security Act of 1974, as amended.

Pursuant to the Security Agreement (as defined below), the obligations of the Borrower under the Credit Agreement are secured by a perfected first priority security interest in all of the assets of the Borrower and on any payments received by the Borrower in respect of such assets. Assets pledged to the Lenders will not be available to pay the Company’s obligations.

In connection with the Credit Agreement, the Borrower (a) entered into a security agreement dated as of the Closing Date (the “Security Agreement”) among the Borrower and the Administrative Agent, pursuant to which the Borrower granted to the Administrative Agent a first priority lien on all of the collateral assets of the Borrower, (b) entered into a collateral management agreement among the Borrower and the Collateral Manager, pursuant to which the Collateral Manager provides collateral management services to the Borrower with respect to the collateral assets and (c) entered into a master sale and participation agreement among the Borrower and the Company, pursuant to which the Borrower intends to purchase from the Company participation interests in certain collateral assets (in anticipation of elevating such interests into assignments after the closing date) that, upon such purchase, will become collateral under the Credit Agreement and will be subject to the first priority lien granted by the Borrower pursuant to the Security Agreement.

Borrowings of ORCIC JV WH are considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

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

The SPV Asset Facility I provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility I for a period of up to two years after the SPV Asset Facility I Closing Date unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility I (the “SPV Asset Facility I Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility I will mature on September 16, 2031 (the “SPV Asset Facility IStated Maturity”). Prior to the SPV Asset Facility I Stated Maturity, proceeds received by Core Income Funding I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility I Stated Maturity, Core Income Funding I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.

Amounts drawn bear interest at LIBOR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and LIBOR plus 0.25%) plus an applicable margin that ranges from 1.55% to 2.15% depending on a ratio of broadly syndicated loans to middle market loans in the collateral. From the SPV Asset Facility I Closing Date to the SPV Asset Facility I Commitment Termination Date, there is a commitment fee that steps up during the year after the SPV Asset Facility I Closing Date from 0.00% to 0.625% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility I . The SPV Asset Facility I contains customary covenants, including certain financial maintenance covenants, limitations on the activities of Core Income Funding I, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of Core Income Funding I and on any payments received by Core Income Funding I in respect of those assets. Assets pledged to the Lenders will not be available to pay our debts.

Borrowings of Core Income Funding I are considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

SPV Asset Facility II

On October 5, 2021 (the"SPV Asset Facility II Closing Date"), Core Income Funding II LLC (“Core Income Funding II”), a Delaware limited liability company and our newly formed subsidiary entered into a loan and financing and servicing agreement (as amended through the date here of, the “SPV Asset Facility II”), with Core Income Funding II, as borrower, us, as equityholder and service provider, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as collateral agent, and Alter Domus (US) LLC as collateral custodian.

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

On May 3, 2022, the parties to the SPV Asset Facility II amended certain terms of the facility including, among other changes, increasing the Facility Amount from $1.275 billion to $1.65 billion and adding two additional lenders.

On July 11, 2022, the parties to the SPV Asset Facility II entered into a joinder agreement increasing the Facility Amount from $1.65 billion to $1.69 billion and adding an additional lender.

On August 1, 2022, the parties to the SPV Asset Facility II entered into joinder agreements and amended certain terms of the facility including, among other changes, increasing the Facility Amount from $1.69 billion to $1.8 billion and adding additional lenders.

From time to time, we expect to sell and contribute certain loan assets to Core Income Funding II pursuant to a Sale and Contribution Agreement by and between us and Core Income Funding II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by Core Income Funding II, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Core Income Funding II through our ownership of Core Income Funding II. The maximum principal amount of the SPV Asset Facility II is $1.8 billion; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Core Income Funding II’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits and collateral quality tests.

The SPV Asset Facility II provides for the ability to borrow, reborrow, repay and prepay advances under the SPV Asset Facility II for a period of up to three years after the SPV Asset Facility II Closing Date unless such period is extended or accelerated under the terms of the SPV Asset Facility II (the “Revolving Period”). Unless otherwise extended, accelerated or terminated under the terms of the SPV Asset Facility II, the SPV Asset Facility II will mature on the date that is two years after the last day of the Revolving Period (the “Facility Termination Date”). Prior to the Facility Termination Date, proceeds received by Core Income Funding II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding advances, and the excess may be returned to us, subject to certain conditions. On the Facility Termination Date, Core Income Funding II must pay in full all outstanding fees and expenses and all principal and interest on outstanding advances, and the excess may be returned to us.

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

SPV Asset Facility III

On March 24, 2022 (the “SPV Asset Facility III Closing Date”), Core Income Funding III LLC (“Core Income Funding III”), a Delaware limited liability company and our newly formed subsidiary entered into a Credit Agreement (the “SPV Asset Facility III”), with Core Income Funding III, as borrower, the Adviser, as servicer, the lenders from time to time parties thereto, Bank of America, N.A., as administrative agent, State Street Bank and Trust Company, as collateral agent, Alter Domus (US) LLC as collateral custodian and Bank of America, N.A., as sole lead arranger and sole book manager.

From time to time, we expect to sell and contribute certain investments to Core Income Funding III pursuant to a Sale and Contribution Agreement, dated as of the SPV Asset Facility III Closing Date, by and between the Company and Core Income Funding III. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility III will be used to finance the origination and acquisition of eligible assets by Core Income Funding III, including the purchase of such assets from the Company. We retain a residual interest in assets contributed to or acquired by Core Income Funding III through the Company’s ownership of OCore Income Funding III. The maximum principal amount of the SPV Asset Facility III is $750 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Core Income Funding III’s assets from time to time, and satisfaction of certain conditions, including certain portfolio criteria.

The SPV Asset Facility III provides for the ability to draw and redraw revolving loans under the SPV Asset Facility III for a period of up to three years after the SPV Asset Facility III Closing Date unless the commitments are terminated sooner as provided in the SPV Asset Facility III (the “SPV Asset Facility III Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility III will mature on March 24, 2027 (the “SPV Asset Facility III Stated Maturity”). To the extent the commitments are terminated or permanently reduced during the first two years following the SPV Asset Facility III Closing Date, Core Income Funding III may owe a prepayment penalty. Prior to the SPV Asset Facility III Stated Maturity, proceeds received by Core Income Funding III from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility III Stated Maturity, Core Income Funding III must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.

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

From the SPV Asset Facility III Closing Date to the SPV Asset Facility III Commitment Termination Date, there is a commitment fee, calculated on a daily basis, ranging from 0.25% to 1.25% on the undrawn amount under the SPV Asset Facility III. The SPV Asset Facility III contains customary covenants, including certain limitations on the activities of Core Income Funding III, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility III is secured by a perfected first priority security interest in the assets of Core Income Funding III and on any payments received by Core Income

Funding III in respect of those assets. Assets pledged to the lenders under the SPV Asset Facility III will not be available to pay our debts.

Borrowings of Core Income Funding III are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

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

From time to time, we expect to sell and contribute certain investments to Core Income Funding IV pursuant to a Sale and Contribution Agreement, dated as of the SPV Asset Facility IV Closing Date, by and between us and Core Income Funding IV. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Facility IV will be used to finance the origination and acquisition of eligible assets by Core Income Funding IV, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Core Income Funding IV through its ownership of Core Income Funding IV. The maximum principal amount of the SPV Facility IV is $500 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of Core Income Funding IV’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

The SPV Facility IV provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Facility IV for a period of up to three years after the SPV Facility IV Closing Date unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Facility IV (the “SPV Facility IV Commitment Termination Date”). Unless otherwise terminated, the SPV Facility IV will mature on March 16, 2033 (the “SPV Facility IV Stated Maturity”). Prior to the SPV Facility IV Stated Maturity, proceeds received by Core Income Funding IV from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Facility IV Stated Maturity, Core Income Funding IV must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.

Amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.15%) plus an applicable margin that ranges from 1.70% to 2.30% depending on a ratio of broadly syndicated loans to middle market loans in the collateral. From the SPV Facility IV Closing Date to the SPV Facility IV Commitment Termination Date, there is a commitment fee that steps up during the year after the SPV Facility IV Closing Date from 0.00% to 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Facility IV. The SPV Facility IV contains customary covenants, including certain financial maintenance covenants, limitations on the activities of Core Income Funding IV, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Facility IV is secured by a perfected first priority security interest in the assets of Core Income Funding IV and on any payments received by Core Income Funding IV in respect of those assets. Assets pledged to the Lenders will not be available to pay the debts of ours.

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

The September 2026 Notes were issued pursuant to an Indenture dated as of September 23, 2021 (the “Base Indenture”), between us and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of September 23, 2021 (the “First Supplemental Indenture” and together with the Base

Indenture, the “September 2026 Indenture”), between us and the Trustee. The September 2026 Notes will mature on September 23, 2026 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the September 2026 Indenture. The September 2026 Notes initially bear interest at a rate of 3.125% per year payable semi-annually on March 23 and September 23 of each year, commencing on March 23, 2022. Concurrent with the issuance of the September 2026 Notes, we entered into a Registration Rights (the "September 2026 Registration Rights Agreement") Agreement for the benefit of the purchasers of the September 2026 Notes. Pursuant to the September 2026 Registration Rights Agreement, we are obligated to file a registration statement with the SEC with respect to an offer to exchange the September 2026 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the September 2026 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use our commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the September 2026 Notes. If we fail to satisfy our registration obligations under the September 2026 Registration Rights Agreement, we will be required to pay additional interest to the holders of the September 2026 Notes. The Company filed a registration statement with the SEC and, on July 25, 2022, commenced an offer to exchange the September 2026 Notes for newly issuer registered notes with substantially similar terms, which expired on August 23, 2022.

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

The February 2027 Notes were issued pursuant to the Base Indenture and a Second Supplemental Indenture, dated as of February 8, 2022 (the “Second Supplemental Indenture” and together with the Base Indenture, the “February 2027 Indenture”), between us and the Trustee. The February 2027 Notes will mature on February 8, 2027 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the February 2027 Indenture. The February 2027 Notes initially bear interest at a rate of 4.70% per year payable semi-annually on February 8 and August 8 of each year, commencing on August 8, 2022. Concurrent with the issuance of the February 2027 Notes we entered into a Registration Rights Agreement (the “February 2027 Registration Rights Agreement”) for the benefit of the purchasers of the February 2027 Notes. Pursuant to the February 2027 Registration Rights Agreement we are obligated to file a registration statement with the SEC with respect to an offer to exchange the February 2027 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the February 2027 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the February 2027 Notes. If we fail to satisfy its registration obligations under the February 2027 Registration Rights Agreement, we will be required to pay additional interest to the holders of the February 2027 Notes. The Company filed a registration statement with the SEC and, on July 25, 2022, commenced an offer to exchange the February 2027 Notes for newly issuer registered notes with substantially similar terms, which expired on August 23, 2022.

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

The March 2025 Notes were issued pursuant to the Base Indenture and a Third Supplemental Indenture, dated as of March 29, 2022 (the “Third Supplemental Indenture” and together with the Base Indenture, the “March 2025 Indenture”), between us and the Trustee. The March 2025 Notes will mature on March 21, 2025 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the March 2025 Indenture. The March 2025 Notes bear interest at a rate of 5.500% per year payable semi-annually on March 21 and September 21 of each year, commencing on September 21, 2022. Concurrent with the issuance of the March 2025 Notes,we in connection with the offering, we entered into a Registration Rights Agreement, dated as of March 29, 2022 (the “March 2025 Registration Rights Agreement”), for the benefit of the purchasers of the March 2025 Notes. Pursuant to the March 2025 Registration Rights Agreement, we are obligated to file with the SEC a registration statement with respect to an offer to exchange the March 2025 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the March 2025 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the March 2025 Notes. If we fail to satisfy its registration obligations under the March 2025 Registration Rights Agreement, we will be required to pay additional interest to the holders of the March 2025 Notes. The Company filed a registration statement with the SEC and, on July 25, 2022, commenced an offer to exchange the March 2025 Notes for newly issuer registered notes with substantially similar terms, which expired on August 23, 2022.

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

September 2027 Notes

On September 16, 2022, we issued $600 million aggregate principal amount of 7.750% notes due 2027 (the “September 2027 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The September 2027 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

The September 2027 Notes were issued pursuant to the Base Indenture and a Fourth Supplemental Indenture, dated as of September 16, 2022 (the “Fourth Supplemental Indenture” and together with the Base Indenture, the “September 2027 Indenture”), between us and the Trustee. The September 2027 Notes will mature on September 16, 2027 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the September 2027 Indenture. The September 2027 Notes bear interest at a rate of 7.750% per year payable semi-annually on March 16 and September 16 of each year, commencing on March 16, 2023. Concurrent with the issuance of the September 2027 Notes, we entered into a Registration Rights Agreement (the “September 2027 Registration Rights Agreement”) for the benefit of the purchasers of the September 2027 Notes. Pursuant to the September 2027 Registration Rights Agreement, we are obligated to file a registration statement with the SEC with respect to an offer to exchange the September 2027 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the September 2027 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the September 2027 Notes. If we fail to satisfy its registration obligations under the September 2027 Registration Rights Agreement, we will be required to pay additional interest to the holders of the September 2027 Notes.

The September 2027 Notes are our direct, general unsecured obligations and rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the September 2027 Notes. The September 2027 Notes rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior to the September 2027 Notes. The September 2027 Notes rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The September 2027 Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by [our/the Company’s] subsidiaries, financing vehicles or similar facilities.

The September 2027 Indenture contains certain covenants, including covenants requiring [us/the Company] to (i) comply with Section 18(a)(1)(A) of the 1940 Act whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the September 2027 Notes and the Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the September 2027 Indenture.

In addition, if a change of control repurchase event, as defined in the Indenture, occurs prior to maturity, holders of the September 2027 Notes will have the right, at their option, to require us to repurchase for cash some or all of the September 2027 Notes at a repurchase price equal to 100% of the aggregate principal amount of the September 2027 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of September 30, 2022 and December 31, 2021, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2022	December 31, 2021
($ in thousands)
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	$259	$—

Portfolio Company	Investment	September 30, 2022	December 31, 2021
($ in thousands)
ACR Group Borrower, LLC	First lien senior secured revolving loan	511	875
Alera Group, Inc.	First lien senior secured delayed draw term loan	—	47,273
Alera Group, Inc.	First lien senior secured delayed draw term loan	11,435	—
AmeriLife Holdings LLC	First lien senior secured revolving loan	16,274	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	32,546	—
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	43,633	—
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	45,000
Anaplan, Inc.	First lien senior secured revolving loan	16,528	—
Apex Group Treasury, LLC	Second lien senior secured delayed draw term loan	—	6,618
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	15,117	—
Apex Service Partners, LLC	First lien senior secured revolving loan	4,600	—
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	18,368	—
Appfire Technologies, LLC	First lien senior secured revolving loan	1,501	—
Armstrong Bidco Ltd. (dba The Access Group)	First lien senior secured delayed draw term loan	10,376	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	4,425	4,255
Associations, Inc.	First lien senior secured revolving loan	4,829	4,829
Associations, Inc.	First lien senior secured delayed draw term loan	57,236	—
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	5,797	—
AxiomSL Group, Inc.	First lien senior secured revolving loan	2,591	2,591
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	2,145	2,145
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,593	1,593
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	31,035	31,034
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	4,655	4,655
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	161	47
Brightway Holdings, LLC	First lien senior secured revolving loan	2,105	2,105
BW Holding, Inc.	First lien senior secured delayed draw term loan	—	4,184
Canadian Hospital Specialties Ltd.	First lien senior secured delayed draw term loan	628	939
Canadian Hospital Specialties Ltd.	First lien senior secured revolving loan	95	388

Portfolio Company	Investment	September 30, 2022	December 31, 2021
($ in thousands)
CFS Brands, LLC	First lien senior secured delayed draw term loan	11,344	—
Chapford SMA Partnership, L.P.	LP Interest	8,575	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	—	4,400
CivicPlus, LLC	First lien senior secured revolving loan	2,244	880
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	3,750	—
Community Brands ParentCo, LLC	First lien senior secured revolving loan	1,875	—
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	14,183	—
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	14,183	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	13,317	20,519
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	9,963	7,407
Dermatology Intermediate Holdings III, Inc	First lien senior secured delayed draw term loan	2,497	—
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	9,553	9,553
Dodge Data & Analytics LLC	First lien senior secured revolving loan	—	125
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	1,955	1,955
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	11,600	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	6,930	10,605
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	676	676
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	2,260	19,678
Fortis Solutions Group, LLC	First lien senior secured revolving loan	6,297	6,747
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	54,857	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	791	791
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,182	3,182
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	2,789
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	10,000	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,506	1,673
Global Music Rights, LLC	First lien senior secured revolving loan	7,500	7,500
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	870	870
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	636	881

Portfolio Company	Investment	September 30, 2022	December 31, 2021
($ in thousands)
Granicus, Inc.	First lien senior secured revolving loan	161	161
Granicus, Inc.	First lien senior secured delayed draw term loan	136	136
Grayshift, LLC	First lien senior secured revolving loan	2,419	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	2,180	5,081
Guidehouse Inc.	First lien senior secured revolving loan	—	7,018
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	85	96
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	11,002	20,239
Hissho Sushi Merger Sub LLC	First lien senior secured revolving loan	8,162	—
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	732	—
Ideal Image Development, LLC	First lien senior secured revolving loan	915	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	3,613	1,806
IMO Investor Holdings, Inc.	First lien senior secured delayed draw term loan	4,963	—
IMO Investor Holdings, Inc.	First lien senior secured revolving loan	2,184	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	31,750	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	10,583	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	22,995	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	—	14,861
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	—	29
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	83	80
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	8,469	8,469
Intelerad Medical Systems Inc.	First lien senior secured revolving loan	401	401
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3,478	—
Kaseya Inc.	First lien senior secured delayed draw term loan	4,342	—
Kaseya Inc.	First lien senior secured revolving loan	4,342	—
KBP Brands, LLC	First lien senior secured delayed draw term loan	3,416	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	16,625	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	—	4,372
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured delayed draw term loan	8,748	—

Portfolio Company	Investment	September 30, 2022	December 31, 2021
($ in thousands)
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	2,424	3,073
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	9,559	9,559
Lignetics Investment Corp.	First lien senior secured revolving loan	1,338	9,559
ManTech International Corporation	First lien senior secured delayed draw term loan	3,360	—
ManTech International Corporation	First lien senior secured revolving loan	1,524	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	28,401	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	8,038	—
Medline Borrower, LP	First lien senior secured revolving loan	2,020	2,020
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	—	2,264
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,571	3,571
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,765	1,765
Ministry Brands Holdings, LLC.	First lien senior secured delayed draw term loan	15,819	15,819
Ministry Brands Holdings, LLC.	First lien senior secured revolving loan	4,746	4,746
Mitnick Corporate Purchaser, Inc.	First lien senior secured revolving loan	9,375	—
Natural Partners, LLC	First lien senior secured revolving loan	5,063	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	1,375	1,375
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	3,521	8,803
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	5,282	4,401
OAC Holdings I Corp. (dba Omega Holdings)	First lien senior secured revolving loan	1,507	—
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	6,394	7,140
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3,302	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	17,905	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	88	88
Pediatric Associates Holding Company, LLC	First lien senior secured delayed draw term loan	1,776	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	15,995	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	—	3,627
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	2,570	2,570

Portfolio Company	Investment	September 30, 2022	December 31, 2021
($ in thousands)
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured delayed draw term loan	28,553	—
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured revolving loan	12,237	—
Pluralsight, LLC	First lien senior secured revolving loan	392	392
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	11,854	—
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	31,569	—
QAD Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	255	455
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	—	11
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	—	10,667
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	—	92
Relativity ODA LLC	First lien senior secured revolving loan	435	435
Sailpoint Technologies Holdings, Inc.	First lien senior secured revolving loan	5,718	—
Securonix, Inc.	First lien senior secured revolving loan	5,339	—
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	16,049	—
Smarsh Inc.	First lien senior secured delayed draw term loan	20,762	—
Smarsh Inc.	First lien senior secured revolving loan	5,190	—
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	799	1,052
Southern Air & Heat Holdings, LLC	First lien senior secured revolving loan	203	282
Sovos Compliance, LLC	First lien senior secured delayed draw term loan	—	1,104
Spotless Brands, LLC	First lien senior secured delayed draw term loan	2,630	—
Spotless Brands, LLC	First lien senior secured delayed draw term loan	3,683	—
Spotless Brands, LLC	First lien senior secured revolving loan	403	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	825	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	569	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	13,947	—
Tahoe Finco, LLC	First lien senior secured revolving loan	6,279	6,279
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	5,336	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,768	—

Portfolio Company	Investment	September 30, 2022	December 31, 2021
($ in thousands)
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured delayed draw term loan	10,317	10,317
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	4,849	5,159
The NPD Group, L.P.	First lien senior secured revolving loan	14,267	—
The Shade Store, LLC	First lien senior secured revolving loan	6,818	6,818
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	470	714
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	1,306	2,041
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	10,000	—
Troon Golf, L.L.C.	First lien senior secured revolving loan	7,207	7,207
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	600	950
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	5,075	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	8,120	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	1,078
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	142	142
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
Total Unfunded Portfolio Company Commitments		$1,104,273	$422,808

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

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of us in the amount of $2.8 million for the period from April 22, 2020 (Inception) to September 30, 2022, of which $2.8 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

The Adviser has incurred organization and offering costs on behalf of us in the amount of $2.7 million for the period from April 22, 2020 (Inception) to December 31, 2021, of which $2.7 million has been charged to us pursuant to the Investment Advisory Agreement. See Note 3. Agreements and Related Party Transactions - Investment Advisory Agreement.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2022, management was not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities and notes as of September 30, 2022, is as follows:

($ in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 years
Revolving Credit Facility	$323,092	$—	$—	$323,092	$—
SPV Asset Facility I	549,782	—	—	—	549,782
SPV Asset Facility II	1,283,000	—	—	1,283,000	—
SPV Asset Facility III	555,000	—	—	555,000	—
SPV Asset Facility IV	465,000	—	—	—	465,000
ORCIC JV WH	274,550	—	274,550	—	—
September 2026 Notes	500,000	—	—	500,000	—
February 2027 Notes	350,000	—	—	350,000	—
September 2027 Notes	600,000	—	—	600,000	—
March 2025 Notes	500,000	—	500,000	—	—
Total Contractual Obligations	$5,400,424	$—	$774,550	$3,611,092	$1,014,782

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

We invest in Amergin, a controlled affiliated investment as defined in the 1940 Act and Chapford SMA an affiliated investment as defined in the 1940 Act. See "ITEM 1. - Notes to Consolidated Financial Statements - Note 3. Agreements and Related Party Transaction" for further details.

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

Investments for which market quotations are readily available are typically valued at the average bid price of those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of our investments, are valued at fair value as determined in good faith by our Board, based on, among other things, the input of the Adviser, our audit committee and independent third-party valuation firm(s) engaged at the direction of the Board.

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

The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:

•With respect to investments for which market quotations are readily available, those investments will typically be valued at the average bid price of those market quotations;
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

Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company complied with the mandatory provisions of Rule 2a-5 by the September 2022 compliance date. Additionally, commencing with the fourth quarter of 2022, pursuant to Rule 2a-5, the Board designated the Adviser as the Company's valuation designee to perform fair value determinations relating to the value of assets held by the Company for which market quotations are not readily available.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes accretion and amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. PIK dividends represent accrued dividends that are added to the shares held of the equity investment on the respective interest payment dates rather than being paid in cash and generally becomes due at a certain trigger date. For the three months ended September 30, 2022, PIK interest income earned was $12.2 million, representing 5.9% of total investment income. For the nine months ended September 30, 2022, PIK interest earned was $24.4 million, representing 6.0% of total investment income. For the three and nine months ended September 30, 2021, PIK interest income earned was $1.1 million and $1.3 million, representing 7.0% and 6.8% of investment income. Discounts and premiums to par value on securities purchased are accreted or amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of premiums or discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2021. The 2020 and 2021 tax years remains subject to examination by U.S. federal, state and local tax authorities.

Recent Developments

Revolving Credit Facility Upsize

On October 5, 2022, we increased the Revolving Credit Facility from $1,775,000,000 to $1,795,000,000 (the “Commitment Increase”).

Equity Raise

As of November 10, 2022, we have issued 186,162,140 shares of Class S common stock, 45,873,136 shares of Class D common stock, and 314,880,453 shares of Class I common stock and have raised total gross proceeds of $1,730.9 million, $424.1 million, and $2,901.7 million, respectively, including seed capital of $1,000 contributed by our Adviser in September 2020 and approximately $25.0 million in gross proceeds raised from Feeder FIC Equity.

ORCIC JV WH II LLC

On October 14, 2022, ORCIC JV WH II LLC, a Delaware limited liability company (the “ORCIC JV WH II”) entered into an up to $500 million revolving loan facility (the “Revolving Loan Agreement”) among the lenders party thereto, and Royal Bank of Canada. ORCIC JV WH II is a wholly owned subsidiary of ORCIC Senior Loan Fund LLC (formerly, ORCIC BC 9 LLC), a Delaware limited liability company (the “ORCIC SLF”). The proceeds of the funded loans under the Revolving Loan Agreement are to be used for, subject to certain restrictions, acquiring and funding collateral assets, payment of government fees and administrative expenses, the funding of certain accounts and making distributions, contributions and investments.

ORCIC SLF LLC

On November 2, 2022 (the "ORCIC SLF Effective Date"), we entered into an Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) with State Teachers Retirement System of Ohio ("OSTRS") to co-manage ORCIC SLF. ORCIC SLF is a joint venture that is expected to invest primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Each of ORCIC SLF’s investment decisions and generally all other decisions in respect of ORCIC SLF must be approved by ORCIC SLF’s board or investment committee, each of which consists of an equal number of representatives from both us and OSTRS. We and OSTRS have agreed to contribute $62.5 million and $437.5 million, respectively, to ORCIC SLF. Prior to the ORCIC SLF Effective Date, ORCIC SLF was a wholly owned subsidiary of ours. Prior to the ORCIC SLF Effective Date, the lenders to the Credit Agreement that ORCIC JV WH LLC entered into on August 24, 2022 (the "Credit Agreement"), and to the Revolving Loan Agreement consented to the change in control of ORCIC SLF. From and following the ORCIC SLF Effective Date, the Credit Agreement and the Revolving Loan Agreement continued as obligations of ORCIC SLF and its subsidiaries but was no longer indebtedness of ORCIC. On the ORCIC SLF Effective Date, OSTRS made a capital contribution of approximately $15.5 million to ORCIC SLF and we were deemed to have made a capital contribution of approximately $108.4 million to ORCIC SLF. Our capital contribution was based on the fair value of the Credit Agreement Assets and the Revolving Loan Assets (collectively, the “Contributed Collateral”) less certain amounts that had been distributed to us and subject to certain adjustments. In connection therewith, we and OSTRS agreed and acknowledged that the Credit Agreement Assets and the Revolving Loan Assets were assets of ORCIC SLF as if they had been acquired pursuant to the terms of the LLC Agreement.

CLO VIII

On October 21, 2022, we completed a $391.7 million term debt securitization transaction (the “CLO Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO Transaction and the secured loan borrowed in the CLO Transaction were issued and incurred, as applicable, by our consolidated subsidiary Owl Rock CLO VIII, LLC, a limited liability organized under the laws of the State of Delaware (the “Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the Issuer.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including valuation risk, interest rate risk, currency risk and inflation and supply chain risk.

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

As of September 30, 2022, 98.9% of our debt investments based on fair value were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.7%.

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$286.4	$(103.5)	$182.9
Up 200 basis points	$190.9	$(69.0)	$121.9
Up 100 basis points	$95.5	$(34.5)	$61.0
Up 50 basis points	$47.7	$(17.3)	$30.4
Down 50 basis points	$(47.7)	$17.3	$(30.4)
Down 100 basis points	$(95.5)	$34.5	$(61.0)

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
(b)Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022 which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC. In order to satisfy the reinvestment portion of our dividends for the nine months ended September 30, 2022, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price	Share Class
January 27, 2022	December 31, 2021	101,113	$9.33	Class S
January 27, 2022	December 31, 2021	39,372	$9.34	Class D
January 27, 2022	December 31, 2021	162,804	$9.34	Class I
February 23, 2022	January 31, 2022	129,832	$9.33	Class S
February 23, 2022	January 31, 2022	44,790	$9.33	Class D
February 23, 2022	January 31, 2022	217,387	$9.34	Class I
March 24, 2022	February 28, 2022	159,125	$9.27	Class S
March 24, 2022	February 28, 2022	72,910	$9.27	Class D
March 24, 2022	February 28, 2022	251,493	$9.28	Class I
April 25, 2022	March 31, 2022	187,121	$9.24	Class S
April 25, 2022	March 31, 2022	80,760	$9.25	Class D
April 25, 2022	March 31, 2022	314,683	$9.26	Class I
May 24, 2022	April 30, 2022	228,068	$9.23	Class S
May 24, 2022	April 30, 2022	87,493	$9.24	Class D
May 24, 2022	April 30, 2022	380,845	$9.25	Class I
June 23, 2022	May 31, 2022	269,369	$9.02	Class S
June 23, 2022	May 31, 2022	93,375	$9.04	Class D
June 23, 2022	May 31, 2022	472,034	$9.05	Class I
July 26, 2022	June 30, 2022	308,381	$8.84	Class S
July 26, 2022	June 30, 2022	101,813	$8.86	Class D
July 26, 2022	June 30, 2022	552,845	$8.88	Class I
August 24, 2022	July 31, 2022	354,185	$9.02	Class S
August 24, 2022	July 31, 2022	117,338	$9.04	Class D
August 24, 2022	July 31, 2022	654,943	$9.06	Class I
September 26, 2022	August 31, 2022	375,369	$9.09	Class S
September 26, 2022	August 31, 2022	120,703	$9.09	Class D
September 26, 2022	August 31, 2022	714,263	$9.11	Class I
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

4.1
Fourth Supplemental Indenture, dated as of September 16, 2022, relating to the 7.750% notes due 2027, by and between Owl Rock Core Income Corp. and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on September 19, 2022).

4.2	Form of 7.750% notes due 2027 sold in reliance on Rule 144A of the Securities Act (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on September 19, 2022).

4.3
Form of 7.750% notes due 2027 sold in reliance on Rule 501(a)(1), (2), (3), (7) or (9) of the Securities Act (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on September 19, 2022).

4.4
Registration Rights Agreement, dated as of September 16, 2022, by and among SMBC Nikko Securities America, Inc., BofA Securities, Inc. and MUFG Securities Americas Inc., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, filed on September 19, 2022).

10.1
Joinder Agreement, dated as of July 11, 2022, by and among, Webster Bank, N.A., Core Income Funding II LLC and Deutsche Bank AG, New York Branch (the “Webster Joinder Agreement”) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 12, 2022).

10.2
Form of Loan Financing and Servicing Agreement, dated as of October 5, 2021, among Core Income Funding II LLC, as Borrower, Owl Rock Core Income Corp., as Equityholder and Services Provider, each Lender from time to time party thereto, the Agents for each Lender Group from time to time parties thereto, State Street Bank and Trust Company, as Collateral Agent, and Alter Domus (US) LLC, as Collateral Custodian, and Deutsche Bank AG, New York Branch, as Facility Agent, as conformed through the Webster Joinder Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on July 12, 2022).

10.3
Amendment No. 6 to the Loan Financing and Servicing Agreement, dated as of August 1, 2022, among Core Income Funding II LLC, as Borrower, Owl Rock Core Income Corp., as Equityholder and Services Provider, the Lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Facility Agent, the other Agents parties thereto, State Street Bank and Trust Company, as Collateral Agent, and Alter Domus (US) LLC, as Collateral Custodian (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 4, 2022).

10.4
Credit Agreement, dated as of August 24, 2022, among ORCIC JV WH LLC, as Borrower, the Lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent and BofA Securities, Inc. as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 25, 2022).

10.5
Warehouse Collateral Management Agreement dated as of August 24, 2022, by and between ORCIC JV WH LLC, as Borrower and ORCIC BC 9 LLC, as Collateral Manager (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on August 25, 2022).

10.6
Security Agreement dated as of August 24, 2022, by and between ORCIC JV WH LLC, as Borrower and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on August 25, 2022).

10.7
Master Sale and Participation Agreement dated as of August 24, 2022 by and between ORCIC JV WH LLC and Owl Rock Core Income Corp (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on August 25, 2022).

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

Owl Rock Core Income Corp.

Date: November 10, 2022	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: November 10, 2022	By:	/s/ Bryan Cole
Bryan Cole
Chief Operating Officer and Chief Financial Officer