Form 10-K
period 2022-12-31
Owl Rock Core Income Corp.
filed 2023-03-10
CIK 1812554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___to
Commission File Number: 814-01369
OWL ROCK CORE INCOME CORP.
(Exact name of Registrant as specified in its Charter)

Maryland	85-1187564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
399 Park Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 419-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
Securities registered pursuant to Section 12(g) of the Act:
Class S Common Stock, par value $0.01 per share
Class D Common Stock, par value $0.01 per share
Class I Common Stock, par value $0.01 per share
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management`s assessment of the effectiveness of its internal control over financial reporting under Section 4040(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates as of June 30, 2021 has no been provided because there is no established market for the registrant`s shares of common stock.
As of March 10, 2023, the registrant had 209,042,773 shares of Class S common stock, 51,189,713 shares of Class D common stock, and 359,489,718 shares of Class I common stock, $0.01, par value per share, outstanding.

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
•changes in base interest rates and significant market volatility on our business and our portfolio companies (including our business prospects and the prospects of our portfolio companies including the ability to achieve our and their business objectives), our industry and the global economy including as a result of ongoing supply chain disruptions;
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
•our ability to qualify for and maintain our tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);
•the impact that environmental, social and governance matters could have on our brand and reputation and our portfolio companies;
•the effect of legal, tax and regulatory changes including the Inflation Reduction Act of 2022;
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine, general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, and the impact of the “COVID-19” pandemic; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).

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

We are externally managed by Owl Rock Capital Advisors, LLC (the “Adviser”), which is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl Capital, Inc. ("Blue Owl") (NYSE:OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. The Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Since our Adviser began its investment activities in April 2016 through December 31, 2022, our Adviser and its affiliates have originated $72.8 billion aggregate principal amount of investments, of which $69.2 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities which includes common and preferred stock, securities convertible into common stock, and warrants. We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $10 million and $250 million annually, and/or annual revenue of $50 million to $2.5 billion at the time of investment. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. We generally invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. We target portfolio companies where we can structure larger transactions that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio). Our target credit investments will typically have maturities between three and ten years and generally range in size between $10 million and $125 million, although the investment size will vary with the size of our capital base. As of December 31, 2022, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 83.4% of our total debt portfolio based on fair value, had weighted average annual revenue of $916.4 million and weighted average annual EBITDA of $211.8 million.

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

As of December 31, 2022, based on fair value, our portfolio consisted of 78.9% first lien debt investments (of which we consider 55.4% to be unitranche debt investments (including "last-out" portions of such loans)), 10.7% second-lien debt investments, 1.9% unsecured debt investments, 1.3% investment funds and vehicles, 4.7% preferred equity investments, and 2.5% common equity investments. Approximately 98.9% of our debt investments based on fair value as of December 31, 2022 are floating rate in nature, the majority of which are subject to an interest rate floor. As of December 31, 2022, we had investments in 206 portfolio companies, with an average investment size of approximately $52.0 million based on fair value.

As of December 31, 2022, our portfolio was invested across 29 different industries. The largest industry in our portfolio as of December 31, 2022 was healthcare providers and services, which represented, as a percentage of our portfolio, 14.4% based on fair value.

We have received an exemptive order that permits us to offer multiple classes of shares of common stock and to impose asset- based servicing and distribution fees and early withdrawal fees. We are currently offering, on a continuous basis, up to $7,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager”). The Dealer Manager is entitled to receive upfront selling commissions of up to 3.50% of the offering price of each Class S share sold in the offering and 1.50% of the offering price of each Class D share sold. Class I shares are not subject to upfront selling commissions. Any upfront selling commissions for the Class S shares and Class D shares sold in the offering will be deducted from the purchase price. Class S, Class D and Class I shares were offered at initial purchase prices per shares of $10.35, $10.15 and $10.00, respectively. Currently, the purchase price per share for each class of common stock varies, but will not be sold at a price below the Company’s net asset value per share of such class, as determined in accordance with our share pricing policy, plus applicable upfront selling commissions.

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

On November 12, 2020, we commenced our initial public offering of up to $2,500,000,000 in any combination of shares of Class S, Class D and Class I common stock, sold 700,000 shares pursuant to the subscription agreement from Feeder FIC Equity and met the minimum offering requirement for our continuous public offering. The purchase price of these shares sold in the private placement was $10.00 per share. On February 14, 2022 we commenced our follow-on offering of up to $7,500,000,000 in any combination Class S, Class D, and Class I common shares.

Since meeting the minimum offering requirement and commencing our continuous public offering through December 31, 2022, the we have issued 199,231,757 shares of our Class S common stock, 48,415,495 shares of our Class D common stock and 342,144,794 shares of our Class I common stock for gross proceeds of $1,850.3 million, $447.1 million, and $3,148.6 million, respectively, including $1,000 of seed capital contributed by our Adviser in September 2020 and $25.0 million in gross proceeds raised in the private placement from Feeder FIC Equity. In addition, as of December 31, 2022 the Company has issued approximately 14,129,039 shares of our Class I common stock issued in a private placement issued to feeder vehicles primarily created to hold our Class I shares for gross proceeds of approximately $129.3 million. As of March 10, 2023, we have issued 210,141,331 shares of our Class S common stock, 50,350,629 shares of our Class D common stock, and 366,685,080 shares of our Class I common stock for gross proceeds of $1,951.0 million, $464.8 million, and $3,372.9 million, respectively, including $1,000 of seed capital contributed by our Adviser in September 2020 and $25.0 million in gross proceeds raised from Feeder FIC Equity. In addition, as of March 10, 2023 the Company has issued approximately 14,908,987 shares of our Class I common stock issued in a private placement issued to feeder vehicles primarily created to hold our Class I shares for gross proceeds of approximately $136.5 million. In addition, as of March 10, 2023, we have received $234.2 million in subscription payments which we accepted on March 1, 2023 and which are being held in an escrow account for our subscribers’ benefit pending our determination of the net asset value per share applicable to such purchase.

We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a monthly basis, as determined by our board of directors (“the Board” or “our Board”) in its sole discretion.

The Adviser is an indirect affiliate of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. To achieve our investment objective, we will leverage Blue Owl's, and, in particular the Adviser’s investment team’s extensive network of relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. There are no assurances that we will achieve our investment objective.

From time to time, we may be exposed to significant market risk. Our investment portfolio may be concentrated. We are subject to certain investment restrictions with respect to leverage and type of investment. See “ITEM 1A. RISK FACTORS.”

We may borrow money from time to time if immediately after such borrowing, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 150%. This means that generally, we can borrow up to $2 for every $1 of investor equity. We currently have in place a senior secured revolving credit facility (the “Revolving Credit Facility”), four special purpose vehicle asset credit facilities (the “SPV Asset Facility I,” “SPV Asset Facility II,” “SPV Asset Facility III,” and the “SPV Asset Facility IV,” respectively), and in the future may enter into additional credit facilities. The special purpose vehicle asset credit facilities are financing facilities pursuant to which we formed wholly owned subsidiaries, or SPVs, which enter into credit agreements. We periodically sell and contribute investments to the SPVs and the SPVs use the proceeds from the credit agreements to finance the purchase of assets, including from us. In addition, we have issued unsecured notes maturing in 2025, 2026 and 2027 (the “March 2025 Notes”, the “September 2026 Notes”, the “February 2027 Notes”, and the “September 2027 Notes”, respectively) in a private placement and in the future may issue additional unsecured notes. We have also entered into a term debt securitization transaction, also known as collateralized loan obligation transactions (“CLO VIII,”) and in the future may enter into additional collateralized loan obligation transactions. We expect to use our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio, to finance our investment objectives. See “— Regulation as a Business Development Company” for discussion of BDC regulation and other regulatory considerations. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Debt.”

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
The Adviser is a Delaware limited liability company that has registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl and part of Owl Rock, a division of Blue Owl focused on direct lending. Owl Rock is led by its three co- founders, Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer. The Adviser’s investment team (the “Investment Team”) is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Investment Committee. The investment committee (the “Investment Committee”) is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, and Jeff Walwyn. The Investment Team, under the Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures the Company’s investments and monitors the Company’s portfolio companies on an ongoing basis. The Adviser has limited operating history. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations and provides investment advisory and management services to us.

The Adviser is affiliated with Owl Rock Diversified Advisors LLC (“ORDA”), Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Technology Advisors II LLC ("ORTA II"), and Owl Rock Capital Private Fund Advisors LLC (“ORCPFA” and together with the Adviser, ORDA, ORTA, and ORTA II, the “Owl Rock Advisors”). The Owl Rock Advisers are affiliates of Blue Owl. Blue Owl consists of three divisions: Owl Rock, which focuses on direct lending, Dyal, which focuses on providing capital to institutional alternative asset managers and Oak Street, which focuses on real estate strategies. Blue Owl's products are generally structured as BDCs, real estate investment trusts and private investment funds that aggregate capital from investors. As of December 31, 2022, the Owl Rock division of Blue Owl managed $68.6 billion in assets under management ("AUM"). The Owl Rock Advisers focus on direct lending to middle market companies primarily in the United States generally through a mix of BDCs, long-dated private funds and CLOs across the following four investment strategies:

Strategy	Funds	Assets Under Management
Diversified Lending. The diversified lending strategy seeks to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns across credit cycles with an emphasis on preserving capital primarily through originating and making loans to, and making debt and equity investments in, U.S. middle market companies. The diversified lending strategy provides a wide range of financing solutions with strong focus on the top of the capital structure and operate this strategy through diversification by borrower, sector, sponsor, and position size.	The diversified lending strategy is primarily offered through four BDCs: Owl Rock Capital Corporation (“ORCC”), Owl Rock Capital Corporation II (“ORCC II”), Owl Rock Capital Corporation III (“ORCC III”), and the Company.	As of December 31, 2022, the diversified lending strategy had $39.6 billion of assets under management.

Strategy	Funds	Assets Under Management
Technology Lending. The technology lending strategy seeks to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from equity and equity-linked investments primarily through originating and making loans to, and making debt and equity investments in, technology related companies based primarily in the United States. The technology lending strategy originates and invests in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may be convertible into a portfolio company’s common equity. The technology lending strategy invests in a broad range of established and high growth technology companies that are capitalizing on the large and growing demand for technology products and services. This strategy focuses on companies that operate in technology-related industries or sectors which include, but are not limited to, information technology, application or infrastructure software, financial services, data and analytics, security, cloud computing, communications, life sciences, healthcare, media, consumer electronics, semi-conductor, internet commerce and advertising, environmental, aerospace and defense industries and sectors.	The technology lending strategy is primarily offered through three BDCs: Owl Rock Technology Finance Corp. ("ORTF"), Owl Rock Technology Finance Corp. II ("ORTF II"), Owl Rock Technology Income Corp. ("ORTIC" and together with ORTF, ORTF II, the Company, ORCC, ORCC II and ORCC III, the "Owl Rock BDCs").	As of December 31, 2022, the technology lending strategy had $16.0 billion of assets under management.
First Lien Lending. The first lien lending strategy seeks to realize current income with an emphasis on preservation of capital primarily through originating primary transactions in and, to a lesser extent, secondary transactions of first lien senior secured loans in or related to middle market businesses based primarily in the United States.	The first lien lending strategy is offered through private funds and separately managed accounts.	As of December 31, 2022, the first lien lending strategy had $3.3 billion of assets under management.
Opportunistic Lending. The opportunistic lending strategy seeks to generate attractive risk-adjusted returns by taking advantage of credit opportunities in U.S. middle-market companies with liquidity needs and market leaders seeking to improve their balance sheets. The opportunistic lending strategy focuses on high-quality companies that could be experiencing disruption, dislocation, distress or transformational change. The opportunistic lending strategy aims to be the partner of choice for companies by being well equipped to provide a variety of financing solutions to meet a broad range of situations, including the following: (i) rescue financing, (ii) new issuance and recapitalizations, (iii) wedge capital, (iv) debtor-in-possession loans, (v) financing for additional liquidity and covenant relief and (vi) broken syndications.	The opportunistic lending strategy is offered through private funds and separately managed accounts.	As of December 31, 2022, the opportunistic lending strategy had $2.3 billion of assets under management.

We refer to the Owl Rock BDCs and the private funds and separately managed accounts that comprise Owl Rock, as the “Owl Rock Clients.” In addition to the Owl Rock Clients, the Owl Rock division of Blue Owl includes a CLO strategy that seeks to generate attractive risk-adjusted returns by managing portfolios of broadly syndicated leveraged loans. As of December 31, 2022, the CLO strategy had $7.4 billion of assets under management.
Owl Rock Clients may have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, the Owl Rock Advisers have put in place an allocation policy that addresses the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act.
In addition, we rely on an order for exemptive relief (the “Order”) that has been granted to our Adviser and its affiliates by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, if such private funds did not have an investment in such existing portfolio company.
The Owl Rock Advisers’ allocation policy incorporates the conditions of the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock Clients and/or other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to ours. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.
The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees from portfolio companies. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — Our Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we may invest.”
The Adviser’s address is 399 Park Avenue, 37th floor, New York, NY 10022.

Market Trends

We believe the middle market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns based on a combination of the following factors:

Limited Availability of Capital for Middle Market Companies. We believe that regulatory and structural changes in the market have reduced the amount of capital available to U.S. middle market companies. In particular, we believe there are currently fewer providers of capital to middle market companies. We believe that many commercial and investment banks have, in recent years, de- emphasized their service and product offerings to middle market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle market, present an attractive opportunity to invest in middle market companies.

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

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.5 trillion as of December 31, 2022 will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market Mid-year 2022 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product
(“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

Attractive Investment Dynamics. An imbalance between the supply of, and demand for, middle market debt capital creates attractive pricing dynamics. We believe the directly negotiated nature of middle market financings also generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender-protective change of control provisions. Additionally, we believe BDC managers’ expertise in credit selection and ability to manage through credit cycles has generally resulted in BDCs experiencing lower loss rates than U.S. commercial banks through credit cycles. Further, we believe that historical middle market default rates have been lower, and recovery rates have been higher, as compared to the larger market capitalization, broadly distributed market, leading to lower cumulative losses. Lastly, we believe that in the current environment lenders with available capital may be able to take advantage of attractive investment opportunities and may be able to achieve improved economic spreads and documentation terms.

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

Experienced Team with Expertise Across all Levels of the Corporate Capital Structure. The members of the Investment Committee have an average of over 25 years of experience in private lending and investing at all levels of a company’s capital structure, particularly in high yield securities, leveraged loans, high yield credit derivatives and distressed securities, as well as experience in operations, corporate finance, mergers and acquisitions, and workout restructuring. The members of the Investment Committee have diverse backgrounds with investing experience through multiple business and credit cycles. Moreover, certain members of the Investment Committee and other executives and employees of the Adviser and its affiliates have operating and/or investing experience on behalf of business development companies. We believe this experience provides the Adviser with an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle market companies and will afford it numerous tools to manage risk while preserving the opportunity for attractive risk-adjusted returns on our investments and offering a diverse product set to help meet borrowers' needs

Distinctive Origination Platform. To date, a substantial majority of our investments have been sourced directly. We believe that our origination platform provides us the ability to originate investments without the assistance of investment banks or other traditional Wall Street intermediaries.

The Investment Team includes more than 100 investment professionals and is responsible for originating, underwriting, executing and managing the assets of our direct lending transactions and for sourcing and executing opportunities directly. The Investment Team is fully dedicated to direct lending and has significant experience as transaction originators and building and maintaining strong relationships with private equity sponsors and companies. In addition, we believe that as a result of the formation of Blue Owl, the investment team has enhanced sourcing capabilities because of their ability to utilize Blue Owl’s resources and its relationships with the financial sponsor community and service providers, which we believe may broaden our deal funneland result in an increased pipeline of deal opportunities.

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

Since its inception in April 2016 through December 31, 2022, the Adviser and its affiliates have reviewed over 7,800 opportunities and sourced potential investment opportunities from nearly 650 private equity sponsors and venture capital firms. We believe that the Adviser receives “early looks” and “last looks” based on its and Blue Owl's relationships, allowing it to be highly selective in the transactions it pursues.

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

Defensive, Income-Orientated Investment Philosophy. The Adviser employs a defensive investment approach focused on long- term credit performance and principal protection. This investment approach involves a multi-stage selection process for each investment opportunity as well as ongoing monitoring of each investment made, with particular emphasis on early detection of credit deterioration. This strategy is designed to minimize potential losses and achieve attractive risk adjusted returns.

Active Portfolio Monitoring. The Adviser closely monitors the investments in our portfolio and takes a proactive approach to identifying and addressing sector- or company-specific risks. The Adviser receives and reviews detailed financial information from portfolio companies no less than quarterly and seeks to maintain regular dialogue with portfolio company management teams regarding current and forecasted performance. Although we may invest in “covenant-lite” loans, which generally do not have a complete set of financial maintenance covenants, we anticipate that many of our investments will have financial covenants that we believe will provide an early warning of potential problems facing our borrowers, allowing lenders, including us, to identify and carefully manage risk. Further, we anticipate that many of our equity investments will provide us the opportunity to nominate a member or observer to the board of directors of the portfolio company or otherwise include provisions protecting our rights as a minority-interest holder, which we believe will allow us to closely monitor the performance of these portfolio companies. In addition, the Adviser has built out its portfolio management team to include workout experts who closely monitor our portfolio companies and who, on at least a quarterly basis, assess each portfolio company’s operational and liquidity exposure and outlook to understand and mitigate risks; and, on at least a monthly basis, evaluates existing and newly identified situations where operating results are deviating from expectations. As part of its monitoring process, the Adviser focuses on projected liquidity needs and where warranted, re-underwriting credits and evaluating downside and liquidation scenarios.
Investment Selection
The Adviser has identified the following investment criteria and guidelines that it believes are important in evaluating prospective portfolio companies. However, not all of these criteria and guidelines will be met, or will be equally important, in connection with each of our investments.

Established Companies with Positive Cash Flow. We seek to invest in companies with sound historical financial performance and a history of profitability which we believe tend to be well-positioned to maintain consistent cash flow to service and repay their obligations and maintain growth in their businesses or market share in all market conditions, including in the event of a recession. The Adviser typically focuses on upper middle-market companies with a history of profitability on an operating cash flow basis. The Adviser does not intend to invest in start-up companies that have not achieved sustainable profitability and cash flow generation or companies with speculative business plans.
Strong Competitive Position in Industry. The Adviser analyzes the strengths and weaknesses of target companies relative to their competitors. The factors the Adviser considers include relative product pricing, product quality, customer loyalty, substitution risk, switching costs, patent protection, brand positioning and capitalization. We seek to invest in companies that have developed leading positions within their respective markets, are well positioned to capitalize on growth opportunities and operate businesses, exhibit the potential to maintain sufficient cash flows and profitability to service their obligations in a range of economic environments or are in industries with significant barriers to entry. We seek companies that demonstrate advantages in scale, scope, customer loyalty, product pricing or product quality versus their competitors that, when compared to their competitors, may help to protect their market position and profitability.
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
Prior to making an equity investment in a prospective portfolio company, we analyze the potential for that company to increase the liquidity of its equity through a future event that would enable us to realize appreciation in the value of our equity interest. Liquidity events may include an initial public offering, a private sale of our equity interest to a third party, a merger or an acquisition of the company or a purchase of our equity position by the company or one of its stockholders.
In addition, in connection with our investing activities, we may make commitments with respect to an investment in a potential portfolio company substantially in excess of our final investment. In such situations, while we may initially agree to fund up to a certain dollar amount of an investment, we may sell a portion of such amount, such that we are left with a smaller investment than what was reflected in our original commitment.
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
Investments in Different Portfolio Companies and Industries. We seek to invest broadly among portfolio companies and industries, thereby potentially reducing the risk of any one company or industry having a disproportionate impact on the value of our portfolio; however, there can be no assurances in this regard. We seek to structure larger transactions and invest in recession-resistant industries that we are familiar with. We seek to invest not more than 20% of our portfolio in any single industry classification and target portfolio companies that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio).

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
Due Diligence Process. The process through which an investment decision is made involves extensive research into the company, its industry, its growth prospects and its ability to withstand adverse conditions. If one or more members of the Investment Team responsible for the transaction determines that an investment opportunity should be pursued, the Adviser will engage in an intensive due diligence process focused on fundamental credit analysis and downside protection. Though each transaction may involve a somewhat different approach, the Adviser’s diligence of each opportunity could include:
•understanding the purpose of the loan, the key personnel, the sources and uses of the proceeds;
•meeting the company’s management and key personnel, including top level executives, to get an insider’s view of the business, and to probe for potential weaknesses in business prospects;
•checking management’s backgrounds and references;
•performing a detailed review of historical financial performance, including performance through various economic cycles, and the quality of earnings;
•contacting customers and vendors to assess both business prospects and standard practices;
•conducting a competitive analysis, and comparing the company to its main competitors on an operating, financial, market share and valuation basis;
•researching the industry for historic growth trends and future prospects as well as to identify future exit alternatives;
•assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth;
•leveraging the Adviser’s internal resources and network with institutional knowledge of the company’s business;
•assessing business valuation and corresponding recovery analysis;
•developing downside financial projections and liquidation analysis;
•reviewing environmental, social and governance (“ESG”) considerations including consulting the Sustainability Accounting Standards Board’s Engagement Guide for ESG considerations; and
•investigating legal and regulatory risks and financial and accounting systems and practices.
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
•attendance at, and participation in, board meetings; and
•review of periodic financial statements and financial projections for portfolio companies.
An investment will be placed on the Adviser's credit watch list when select events occur and will only be removed from the watch list with oversight of the Investment Committee and/or other Owl Rock agent. Once an investment is on the credit watch list, the Adviser works with the borrower prior to payment default to resolve financial stress through amendments, waivers or other alternatives. If a borrower defaults on its payment obligations, the Adviser's focus shifts to capital recovery. If an investment needs to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Investment Committee.

Structure of Investments

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans, with a lesser allocation to equity or equity-linked opportunities. In addition, we may invest a portion of our portfolio in opportunistic investments, which will not be our primary focus, but will be intended to enhance returns to our Shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than the middle-market characteristics described herein, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.
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

Debt Investments. The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser negotiates the structure of each investment to protect our rights and manage our risk. We intend to invest in the following types of debt:
•First-lien debt. First-lien debt typically is senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand-alone first-lien loans, “unitranche” loans (including “last out” portions of such loans), and secured corporate bonds with similar features to these categories of first-lien loans. As of December 31, 2022, 55.4% of our first lien debt was comprised of unitranche loans.
•Stand-alone first lien loans. Stand-alone first-lien loans are traditional first-lien loans. All lenders in the facility have equal rights to the collateral that is subject to the first-priority security interest.
•Unitranche loans. Unitranche loans (including the “last out” portions of such loans) combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position. In many cases, we may provide the issuer most, if not all, of the capital structure above their equity. The primary advantages to the issuer are the ability to negotiate the entire debt financing with one lender and the elimination of intercreditor issues. “Last out” first-lien loans have a secondary priority behind super-senior “first out” first-lien loans in the collateral securing the loans in certain circumstances. The arrangements for a “last out” first-lien loan are typically set forth in an “agreement among lenders,” which provides lenders with “first out” and “last out” payment streams based on a single lien on the collateral. Since the “first out” lenders generally have priority over the “last out” lenders for receiving payment under certain specified events of default, or upon the occurrence of other triggering events under intercreditor agreements or agreements among lenders, the “last out” lenders bear a greater risk and, in exchange, receive a higher effective interest rate, through arrangements among the lenders, than the “first out” lenders or lenders in stand-alone first-lien loans. Agreements among lenders also typically provide greater voting rights to the “last out” lenders than the intercreditor agreements to which second-lien lenders often are subject. Among the types of first-lien debt in which we may invest, “last out” first-lien loans generally have higher effective interest rates than other types of first-lien loans, since “last out” first-lien loans rank below standalone first-lien loans.
•Second-lien debt. Our second-lien debt may include secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first-lien debt. Second-lien debt typically is senior on a lien basis to unsecured liabilities in the issuer’s capital structure and has the benefit of a security interest over assets of the issuer, though ranking junior to first-lien debt secured by those assets. First-lien lenders and second-lien lenders typically have separate liens on the collateral, and an intercreditor agreement provides the first-lien lenders with priority over the second-lien lenders’ liens on the collateral.
•Mezzanine debt. Structurally, mezzanine debt usually ranks subordinate in priority of payment to first-lien and second-lien debt, is often unsecured, and may not have the benefit of financial covenants common in first-lien and second-lien debt. However, mezzanine debt ranks senior to common and preferred equity in an issuer’s capital structure. Mezzanine debt investments generally offer lenders fixed returns in the form of interest payments, which could be paid-in-kind, and may provide lenders an opportunity to participate in the capital appreciation, if any, of an issuer through an equity interest. This equity interest typically takes the form of an equity co-investment or warrants. Due to its higher risk profile and often less restrictive covenants compared to senior secured loans, mezzanine debt generally bears a higher stated interest rate than first-lien and second-lien debt.
•Broadly syndicated loans. Broadly syndicated loans (whose features are similar to those described under "First-lien debt" and "Second-lien debt" above) are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs, and enterprise values larger than the middle-market characteristics described above. The proceeds of broadly syndicated loans are often used for leveraged buyout transactions, mergers and acquisitions, recapitalizations, refinancings, and financing capital expenditures. Broadly syndicated loans are typically distributed by the arranging bank to a diverse group of investors primarily consisting of: CLOs; senior secured loan and high yield bond mutual funds; closed-end funds, hedge funds, banks, and insurance companies; and finance companies. A borrower must comply with various covenants contained in a loan agreement or note purchase agreement between the borrower and the holders of the broadly syndicated loan. The broadly syndicated loans in which we invest may include loans that are considered "covenant-lite" loans, because of their lack of a full set of financial maintenance covenants.
Our debt investments are typically structured with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. The Adviser seeks to limit the downside potential of our investments by:
•requiring a total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk;
•negotiating covenants in connection with our investments consistent with preservation of our capital. Such restrictions may include affirmative covenants (including reporting requirements), negative covenants (including financial maintenance covenants), lien protection, limitations on debt incurrence, restrictions on asset sales, downside and liquidation cases, restrictions on dividends and other payments, cash flow sweeps, collateral protection, required debt amortization, change of control provisions and board rights, including either observation rights or rights to a seat on the board under some circumstances; and
•including debt amortization requirements, where appropriate, to require the timely repayment of principal of the loan, as well as appropriate maturity dates.

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

Speciality Financing Portfolio Companies. We may make equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. Our specialty financing companies include the following:

•Amergin, which consists of AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, "Amergin AssetCo") and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. Amergin was created to invest in a leasing platform focused on railcar and aviation assets.

•Fifth Season Investment LLC (fka Chapford SMA Partnership, L.P.)("Fifth Season"), a portfolio company created to invest in life settlement assets.

•ORCIC Senior Loan Fund LLC (“ORCIC SLF”), a Delaware limited liability company, which is a joint venture between us and State Teachers Retirement System of Ohio. ORCIC SLF’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations.

•LSI Financing 1 DAC ("LSI Financing"), a portfolio company formed to acquire a contractual right to revenue pursuant to an earnout agreement in the life sciences space.

Investment Portfolio

Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle-market companies and is intended to generate favorable returns across credit cycles with an emphasis on preserving capital. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities, including common and preferred stock, securities convertible into common stock, and warrants. We define “middle-market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. Consistent with our goal of capital preservation, we generally intend to invest in companies with loan-to-value ratios of 50% or lower. Our target credit investments will typically have maturities between three and ten years. We seek to invest not more than 20% of our portfolio in any single industry classification and target portfolio companies that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio). To a lesser extent, we may make investments in syndicated loan opportunities for cash management purposes.

While our investment strategy focuses primarily on middle-market companies in the United States, including senior secured loans, we also may invest up to 30% of our portfolio in investments of non-qualifying portfolio companies.

As of December 31, 2022 and 2021, we had investments with an aggregate fair value of $10.7 billion and $3.1 billion in 206 and 99 portfolio companies, respectively. Investments consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
First-lien senior secured debt investments	$8,499,854	$8,448,540	$(51,314)	$2,490,219	$2,491,334	$1,115
Second-lien senior secured debt investments	1,203,388	1,142,862	(60,526)	496,559	498,247	1,688
Unsecured debt investments	221,564	211,328	(10,236)	2,164	2,116	(48)
Preferred equity investments (3)	510,033	500,023	(10,010)	56,696	56,970	274
Common equity investments (1)	248,176	264,437	16,261	71,259	71,705	446
Investment funds and vehicles (2)	141,777	140,394	(1,383)	—	—	—
Total Investments	$10,824,792	$10,707,584	$(117,208)	$3,116,897	$3,120,372	$3,475
_______________
(1)Includes equity investment in Amergin AssetCo and Fifth Season see “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding Amergin AssetCo and Fifth Season.
(2)Includes equity investment in ORCIC SLF. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 4. Investments” for more information regarding ORCIC SLF.
(3)Includes equity investment in LSI Financing. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions" for more information regarding LSI Financing.

As of December 31, 2022 and 2021, we had outstanding commitments to fund unfunded investments totaling $1,067.3 million and $422.8 million, respectively.

The table below describes investments by industry composition based on fair value as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Advertising and media	2.8%	2.8%
Aerospace and defense	0.4	0.5
Automotive	1.4	1.7
Asset based lending and fund finance (1)	1.2	—
Buildings and real estate	4.0	4.0
Business services	7.3	7.7
Chemicals	1.7	3.4
Consumer products	2.4	3.6
Containers and packaging	3.6	4.8
Distribution	2.3	1.7
Education	1.4	0.2
Energy equipment and services	0.1	—
Financial services	2.6	4.3
Food and beverage	5.8	1.5
Healthcare equipment and services	3.9	4.1
Healthcare providers and services	14.4	8.6
Healthcare technology (4)	5.2	7.0
Household products	2.4	0.3
Human resource support services	1.1	4.0
Infrastructure and environmental services	0.9	0.9
Insurance (3)	9.7	12.4

	December 31, 2022	December 31, 2021
Internet software and services	13.6	12.3
Investment funds and vehicles (2)	1.3	—
Leisure and entertainment	1.2	3.0
Manufacturing	3.0	2.4
Professional services	2.8	3.6
Specialty retail	3.2	4.8
Telecommunications	—	0.1
Transportation	0.3	0.3
Total	100.0%	100.0%
________________
(1)Includes equity investment in Amergin AssetCo. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding Amergin AssetCo.
(2)Includes investment in ORCIC SLF. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 4. Investments” for more information regarding ORCIC SLF.
(3)Includes equity investment in Fifth Season. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding Fifth Season.
(4)Includes equity investment in LSI Financing. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding LSI Financing.

The table below describes investments by geographic composition based on fair value as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
United States:
Midwest	20.4%	22.8%
Northeast	20.0	17.1
South	29.7	28.0
West	20.7	26.8
International	9.2	5.3
Total	100.0%	100.0%

ORCIC Senior Loan Fund

ORCIC Senior Loan Fund (fka ORCIC BC 9 LLC) ("ORCIC SLF"), a Delaware limited liability company, was formed as a joint venture between us and State Teachers Retirement System of Ohio (“OSTRS” and together with us, the "Members" and each, a "Member") commenced operations on November 2, 2022. ORCIC SLF’s principal purpose is to make investments, primarily in senior secured loans that are made to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. We and OSTRS have agreed to contribute $437.5 million and $62.5 million, respectively, to ORCIC SLF. We and OSTRS have a 87.5% and 12.5% economic ownership, respectively, in ORCIC SLF. Except under certain circumstances, contributions to ORCIC SLF cannot be redeemed. ORCIC SLF is managed by a board consisting of an equal number of representatives appointed by each Member and which acts unanimously. Investment decisions must be approved unanimously by an investment committee consisting of an equal number of representative appointed by each Member.

We have determined that ORCIC SLF is an investment company under Accounting Standards Codification (“ASC”) 946, however, in accordance with such guidance, we will generally not consolidate our investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we do not consolidate our non-controlling interest in ORCIC SLF.

As of December 31, 2022, ORCIC SLF had total investments in senior secured debt at fair value, as determined by an independent valuation firm, of $506.2 million. The determination of fair value is in accordance with Financial Accounting Standards

Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended; however, such fair value is not included in our valuation process. The following table is a summary of ORCIC SLF’s portfolio as of December 31, 2022:

($ in thousands)	December 31, 2022
Total senior secured debt investments(1)	$529,463
Weighted average spread over base rate(1)	4.4%
Number of portfolio companies	74
Largest funded investment to a single borrower(1)	$14,547
________________
(1)At par.
See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Portfolio and Investment Activity – ORCIC SLF.”

Capital Resources and Borrowings

We anticipate generating cash in the future from the issuance of common stock and debt securities and cash flows from operations, including interest and dividends received on our debt and equity investments, respectively.

We may borrow money from time to time if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such borrowing. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our current target leverage ratio is 0.90x-1.25x. As of December 31, 2022 and 2021, our asset coverage was 193% and 200%, respectively. See “Regulation as a Business Development Company – Senior Securities” below.

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
Our debt obligations consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility (3)	$1,845,000	$302,287	$1,542,713	$288,636
SPV Asset Facility I	550,000	440,430	72,337	437,241
SPV Asset Facility II	1,800,000	1,538,000	164,506	1,528,048
SPV Asset Facility III	750,000	555,000	50,764	549,851
SPV Asset Facility IV	500,000	465,000	26,911	460,869
CLO VIII	290,000	290,000	—	287,946
March 2025 Notes	500,000	500,000	—	495,309
September 2026 Notes	350,000	350,000	—	344,226
February 2027 Notes	500,000	500,000	—	493,735
September 2027 Notes	600,000	600,000	—	591,550
Total Debt	$7,685,000	$5,540,717	$1,857,231	$5,477,411

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying values of the Company's Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO VIII, March 2025 Notes, September 2026 Notes, February 2027 Notes, and September 2027 Notes are presented net of unamortized debt issuance costs of $13.6 million, $3.2 million, $10.0 million, $5.1 million, $4.1 million, $2.1 million, $4.7 million, $5.8 million, $6.3 million, and $8.4 million respectively.
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

Dividend Policy
Subject to our board of directors' discretion and applicable legal restrictions, we intend to continue to authorize and declare cash distributions to our shareholders on a monthly basis and pay such distributions on a monthly basis. Because we have elected to be treated and intend to maintain our tax treatment as a RIC, we intend to distribute (or be treated as distributing) in each taxable year dividends of an amount equal to at least 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gains reduced by deductible expenses) and 90% of our net tax-exempt income for that taxable year. As a RIC, we generally will not be subject to U.S. federal income tax at corporate rates on our investment company taxable income and net capital gains that we distribute to shareholders as dividends. We may be subject to a nondeductible 4% U.S. federal excise tax, if we do not distribute (or are treated as distributing) in each calendar year an amount at least equal to the sum of:

•98% of our net ordinary income, excluding certain ordinary gains and losses, recognized during a calendar year;
•98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and
•100% of any income or gains recognized, but not distributed, in preceding years.
We have previously incurred and can be expected to incur in the future such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may not choose to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A. RISK FACTORS – Risks Related to U.S. Federal Income Tax – We will be subject to U.S. federal income tax if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.”

We may fund our cash distributions to shareholders from any sources of funds available to us, including fee waivers or deferrals by our Adviser that may be subject to repayment, as well as cash otherwise available. We have not established limits on the amount of funds we may use from any available sources to make distributions; however, we will not borrow funds for the purpose of making distributions if the amount of such distributions would exceed our accrued and received revenues ("Net Revenues"), which we define as accrued and received revenues, less paid and accrued operating expenses with respect to such revenues and costs, for the previous four quarters. Distributions may be supported by our Adviser through the deferral or waiver of investment advisory fees and in the form of expense support, including, prior to March 7, 2023, pursuant to the Expense Support and Conditional Reimbursement Agreement, or the Expense Support Agreement, we entered into with the Adviser. See "ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Expense Support and Conditional Reimbursement Agreement" for additional information regarding the Expense Support Agreement. We may be obligated to repay our Adviser over several years, and these repayments, if any, will reduce the future distributions that you would otherwise be entitled to receive from us. You should understand that such distributions may not be based on our investment performance. There can be no assurance that we will achieve the performance necessary to sustain our distributions, or that we will be able to pay distributions at a specific rate, or at all. Our Adviser has no obligation to waive or defer its advisory fees or otherwise reimburse expenses in future periods.

The following table presents cash distributions per share that were recorded during the years ended December 31, 2022 and 2021:

Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 2, 2021	January 31, 2022	February 23, 2022	$0.05580	$3,798	$1,094	$6,347
November 2, 2021	February 28, 2022	March 24, 2022	0.05580	4,593	1,367	7,312
November 2, 2021	March 31, 2022	April 25, 2022	0.05580	5,334	1,673	8,860
February 23, 2022	April 30, 2022	May 24, 2022	0.05580	6,147	1,767	10,893
February 23, 2022	May 31, 2022	June 23, 2022	0.05580	6,896	2,003	12,307
February 23, 2022	June 30, 2022	July 26, 2022	0.05580	7,613	2,110	13,541
May 3, 2022	July 31, 2022	August 24, 2022	0.06038	8,877	2,445	15,923
May 3, 2022	August 31, 2022	September 26, 2022	0.06038	9,247	2,505	16,982
May 3, 2022	September 30, 2022	October 26, 2022	0.06643	10,779	2,902	19,803
October 23, 2022	October 31, 2022	November 28, 2022	0.06643	11,169	3,007	20,728
November 22, 2022	November 30, 2022	December 23, 2022	0.06643	11,567	3,113	21,596
December 5, 2022	December 31, 2022	January 26, 2023	0.06643	11,774	3,153	22,109
		Total	$0.72128	$97,794	$27,139	$176,401

(1)Distributions per share are gross of shareholder servicing fees.

Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
February 23, 2021	March 31, 2021	April 28, 2021	0.05146	—	16	194
February 23, 2021	April 30, 2021	May 27, 2021	0.05146	33	54	418
February 23, 2021	May 31, 2021	June 24, 2021	0.05146	91	101	558
February 23, 2021	June 30, 2021	July 27, 2021	0.05146	129	168	839
May 5, 2021	July 31, 2021	August 23, 2021	0.05146	294	222	1,116
May 5, 2021	August 31, 2021	September 27, 2021	0.05146	432	270	1,648
May 5, 2021	September 30, 2021	October 25, 2021	0.05146	789	354	2,209
August 3, 2021	October 31, 2021	November 22, 2021	0.05291	1,379	707	3,125
August 3, 2021	November 30, 2021	December 22, 2021	0.05435	2,060	867	3,997
August 3, 2021	December 31, 2021	January 27, 2022	0.05580	2,979	999	5,027
		Total	$0.52328	$8,186	$3,758	$19,131

(1)Distributions per share are gross of shareholder servicing fees.

Continuous Public Offering

We commenced a continuous public offering of up to $2,500,000,000 in any combination of Class S, Class D, and Class I shares of common stock on November 12, 2020, and we sold 700,000 shares pursuant to the subscription agreement with Feeder FIC Equity and met the minimum offering requirement for our continuous public offering. The purchase price of these shares sold in the private placement was $10.00 per share. In accordance with our share pricing policy, we will modify our public offering prices to the extent necessary to comply with the requirements of the 1940 Act, including the requirement that we will not sell our shares at a net price, after deducting upfront selling commissions and dealer manager fees, that is below our net asset value per share.

On February 14, 2022, we commenced our follow-on offering of up to $7,500,000,000 in any combination of Class S, Class D and Class I common shares.

Since meeting the minimum offering requirement and commencing our continuous public offering through December 31, 2022, we have issued 199,231,757 shares of Class S common stock, 48,415,495 shares of Class D common stock and 342,144,794 shares of Class I common stock for gross proceeds of $1,850.3 million, $447.1 million and $3,148.6 million, respectively, including $1,000 of seed capital contributed by our Adviser in September of 2020, $25.0 million in gross proceeds raised in a private placement from Owl Rock Feeder FIC ORCIC Equity LLC and 14,129,039 shares of Class I common stock issued in a private placement to feeder vehicles primarily created to hold our Class I shares for gross proceeds of approximately $129.3 million. The shares purchased by the Adviser and Feeder FIC Equity are subject to a lock-up pursuant to FINRA Rule 5110(e)(1) for a period of 180 days from the date of commencement of sales in the offering, and the Adviser, Feeder FIC Equity, and their permitted assignees may not engage in any transaction that would result in the effective economic disposition of the Class I shares.

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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
August 25, 2021	D	September 30, 2021	$55	$9.31	5,933
August 25, 2021	I	September 30, 2021	$291	$9.32	31,255
November 26, 2021	S	December 30, 2021	$150	$9.33	16,129
November 26, 2021	D	December 30, 2021	$51	$9.34	5,394
November 26, 2021	I	December 30, 2021	$1,213	$9.34	129,828
February 25, 2022	S	March 31, 2022	$6,001	$9.24	649,420
February 25, 2022	D	March 31, 2022	$304	$9.25	32,853
February 25, 2022	I	March 31, 2022	$16,978	$9.26	1,833,520
May 25, 2022	S	June 30, 2022	$8,365	$8.84	946,284
May 25, 2022	D	June 30, 2022	$1,110	$8.86	125,276
May 25, 2022	I	June 30, 2022	$18,414	$8.88	2,073,617
August 25, 2022	S	September 30, 2022	$8,769	$8.99	975,399
August 25, 2022	D	September 30, 2022	$1,132	$9.00	125,759
August 25, 2022	I	September 30, 2022	$33,853	$9.01	3,757,292
November 28, 2022	S	December 31, 2022	$31,047	$9.06	3,426,809
November 28, 2022	D	December 31, 2022	$5,098	$9.07	562,171
November 28, 2022	I	December 31, 2022	$74,691	$9.08	8,225,791

Competition
Our primary competitors in providing financing to middle market companies include public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Many of these competitors have similar investment objectives to us, , which may create competitive disadvantages for us with respect to our investment opportunities, which may create additional competition for investment opportunities. Some competitors may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive, disadvantages for us with respect to our investment opportunities. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company, or to the distribution and other requirements we must satisfy to maintain our RIC tax treatment. Lastly, institutional and individual investors are allocating increasing amounts of capital to alternative investment strategies. Several large institutional investors have announced a desire to consolidate their investments in a more limited number of managers.

We expect that this will cause competition in our industry to intensify and could lead to a reduction in the size and duration of pricing inefficiencies that many of our products seek to exploit. See “ITEM 1A. RISK FACTORS — Risks Related to Our Business — We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.”

Investment Advisory Agreement
The description below of the Investment Advisory Agreement is only a summary and is not necessarily complete. The description set forth below is qualified in its entirety by reference to the Investment Advisory Agreement.
Under the terms of the Investment Advisory Agreement, the Adviser is responsible for the following:
•managing our assets in accordance with our investment objective, policies and restrictions;
•determining the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•making investment decisions for us, including negotiating the terms of investments in, and dispositions of, portfolio securities and other instruments on our behalf;
•monitoring our investments;
•performing due diligence on prospective portfolio companies;
•exercising voting rights in respect of portfolio securities and other investments for us;
•serving on, and exercising observer rights for, boards of directors and similar committees of our portfolio companies; and
•providing us with such other investment advisory and related services as we may, from time to time, reasonably require for the investment of capital.
The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.

Term
The Investment Advisory Agreement became effective on May 18, 2021. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. On May 3, 2022, the Board approved the continuation of the Investment Advisory Agreement.
The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of penalty, we may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a Majority of the Outstanding Shares of our common stock. “Majority of the Outstanding Shares” means the lesser of (1) 67% or more of the outstanding shares of common stock present at a meeting, if the holders of more than 50% of the outstanding shares of common stock are present or represented by proxy or (2) a majority of outstanding shares of common stock. In addition, without payment of penalty, the Adviser may terminate the Investment Advisory Agreement upon 120 days’ written notice.

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

Board Approval of the Investment Advisory Agreement
On May 3, 2022, the Board held a meeting to consider and approve the continuation of the Investment Advisory Agreement and related matters. The Board was provided with information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs, which could include employees of the Adviser or its affiliates; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.
Based on the information reviewed and the discussion thereof, the Board, including a majority of the non-interested directors, concluded that the investment advisory fee rates are reasonable in relation to the services provided and approved the continuation of the Investment Advisory Agreement as being in the best interests of our shareholders.

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
The Administration Agreement became effective on May 18, 2021 and the continuation of the Administration Agreement was approved by the Board on May 3, 2022. Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a Majority of the Outstanding Shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. To the extent that the Adviser outsources any of its functions we will pay the fees associated with such functions without profit to the Adviser.
The Administration Agreement provides that the Adviser and its affiliates’ respective officers, directors, members, managers, stockholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Administration Agreement, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of such person’s duties or reckless disregard of such person’s obligations and duties under the Administration Agreement.

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
•the cost of effecting any sales and repurchases of the common stock and other securities;
•fees and expenses payable under any dealer manager agreements, if any;
•debt service and other costs of borrowings or other financing arrangements;
•costs of hedging;
•expenses, including travel expense, incurred by the Administrator, or members of the Investment Team, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing our rights;
•escrow agent, transfer agent and custodial fees;
•fees and expenses associated with marketing efforts;
•federal and state registration fees, any stock exchange listing fees and fees payable to rating agencies;
•federal, state and local taxes;
•independent directors’ fees and expenses including certain travel expenses;
•costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation of the foregoing;
•the costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs), the costs of any shareholder or director meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;
•commissions and other compensation payable to brokers or dealers;
•research and market data;
•fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;
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

Affiliated Transactions
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, if such private funds did not have an investment in such existing portfolio companies.

License Agreement
We have also entered into a license agreement (the “License Agreement”) with an affiliate of Blue Owl, pursuant to which we were granted a non-exclusive license to use the name “Owl Rock.” Under the License Agreement, we have a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Owl Rock” name or logo.

Employees
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement. Each of our executive officers is employed by the Adviser or its affiliates. Our day-to- day investment operations are managed by the Adviser. The services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates. The Investment Team is focused on origination and transaction development and the ongoing monitoring of our investments. In addition, we reimburse the Adviser for the allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs and as otherwise set forth in the Administrative Agreement). See “— Investment Advisory Agreement” and “— Administration Agreement.”

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

Expense Support and Conditional Reimbursement Agreement

On September 30, 2020, we entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, the purpose of which was to ensure that no portion of our distributions to shareholders represented a return of capital for tax purposes. The Expense Support Agreement became effective as of November 12, 2020, the date that we met the minimum offering requirement.

On a quarterly basis, the Adviser reimbursed us for “Operating Expenses” (as defined below) in an amount equal to the excess of our cumulative distributions paid to our shareholders in each quarter over “Available Operating Funds” (as defined below) received by us on account of our investment portfolio during such quarter. Any payments that the Adviser was required to make pursuant to the preceding sentence are referred to herein as an “Expense Payment”.

Under the Expense Support Agreement, “Operating Expenses” was defined as all of our operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies. “Available Operating Funds” was defined as the sum of (i) our estimated investment company taxable income (including realized net short-term capital gains reduced by realized net long-term capital losses), (ii) our realized net capital gains (including the excess of realized net long-term capital gains over realized net short-term capital losses) and (iii) dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies, if any (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The Adviser’s obligation to make Expense Payments under the Expense Support Agreement automatically became a liability of the Adviser and the right to such Expense Payment was an asset of ours on the last business day of the applicable quarter. The Expense Payment for any quarter was paid by the Adviser to us in any combination of cash or other immediately available funds, and/or offset against amounts due from us to the Adviser no later than the earlier of (i) the date on which we close our books for such quarter, or (ii) forty-five days after the end of such quarter.

Following any quarter in which Available Operating Funds exceed the cumulative distributions paid by us in respect of such quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we are required to pay such Excess Operating Funds, or a portion thereof, in accordance with the stipulations below, as applicable, to the Adviser, until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such quarter have been reimbursed. Any payments required to be made by us are referred to as a “Reimbursement Payment”.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. On March 7, 2023, the Adviser terminated the Expense Support Agreement. However, our obligation to make Reimbursement Payments, subject to the conditions above, survives the termination of the Expense Support Agreement.

The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following three month periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Operating Expense Ratio(2)
($ in thousands)
March 31, 2021	$822	$822	$—	6.7%	March 31, 2024	9.47%
June 30, 2021	1,756	1,756	—	6.6%	June 30, 2024	2.43%
March 31, 2022	4,062	—	4,062	7.2%	March 31, 2025	0.67%
June 30, 2022	2,713	—	2,713	7.4%	June 30, 2025	0.67%
September 30, 2022	—	—	—	8.3%	September 30, 2025	0.72%
December 31, 2022	—	6,775	(6,775)	8.8%	December 31, 2025	0.62%
Total	$9,353	$9,353	$—

(1)The effective rate of distribution per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular monthly cash distributions per share as of such date without compounding), divided by the Company’s net asset value per share as of such date.
(2)The operating expense ratio is calculated by dividing annualized operating expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by the Company’s net assets.

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

Corporate Sustainability

Our and the Adviser’s corporate sustainability efforts seek to deliver positive outcomes for our investors and the communities in which we operate. Our Board receives annual updates on the Adviser’s strategy and initiatives, including ESG-related matters.

Investing Responsibly

We and the Adviser recognize the importance of ESG risks and opportunities and are committed to the consideration of these factors in relation to our business operations and investment activities. Blue Owl is a signatory to the United Nations Principles for Responsible Investment (“PRI”) and incorporates core principles based on PRI standards into its ESG Policy. This policy applies to all asset classes, industries and countries in which Blue Owl does business and the funds it manages.

The Adviser believes that incorporating ESG factors into our corporate and investment practices has the potential to meaningfully contribute to our long-term financial success. The Adviser strives to continuously strengthen its ability to mitigate, manage, and monitor relevant ESG risks and opportunities within our investment portfolios. When the Adviser makes investments, it strives to analyze a wide array of considerations, risks, and potential rewards related to the prospective investment. This could include, but is not limited to, considering business-relevant ESG risks such as: regulatory, tax, governance, occupational health and safety, labor standards, geopolitical risk, etc. Further, the Adviser seeks to ensure compliance with applicable regulatory disclosure requirements, including ESG-related disclosure obligations.

Diversity, Equity and Inclusion

We and the Adviser are committed to fostering and preserving a culture of diversity, equity and inclusion. The Adviser prizes diversity in its team and seek to create an inclusive, merit-based environment that is supportive of people from all backgrounds. Blue Owl has formalized its approach by adopting a formal DEI Policy.

To further foster an inclusive culture, Blue Owl seeks to continue to establish relevant and appropriate employee resource groups. In 2022, it established The Parliament, a network for women with a mission to support, enhance, and advance the experience of women at Blue Owl and to enhance gender equity across the firm. Blue Owl has hosted events for The Parliament to highlight women leaders in the financial industry, provide connection and promote mental health. Blue Owl also works with select partners on DEI initiatives, including Black Women in Asset Management, 100 Women in Finance and The Opportunity Network. Blue Owl’s signature partnership with The Opportunity Network launched a summer internship program for college students from backgrounds that are often underrepresented in the finance industry. This program includes training for both supervisors and interns, professional development sessions, networking opportunities and mentorship. In addition, Blue Owl has conducted DEI-related training on implicit bias for all of its employees.

Citizenship

Blue Owl seeks to engage with its stakeholders to support the causes most important to its communities. Blue Owl takes its role as a corporate citizen seriously and aims to leverage its resources for social good by contributing to meaningful causes and by partnering with various organizations to support the communities in which it operates and resides. Blue Owl encourages and facilitates opportunities for staff to give back to its communities, including through financial support and in-kind donations of its employees’ time. In 2022, Blue Owl expanded its tradition of holiday giving to a global campaign across eight offices, partnering with local organizations to help children and families in need.
Regulation as a Business Development Company
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act.
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
As a BDC, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% (or 150% if certain conditions are met). This means that generally, we can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, we can borrow up to $2 for every $1 of investor equity). The reduced asset coverage requirement would permit a BDC to double the amount of leverage it could incur. On September 30, 2020, the Adviser as our sole shareholder approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective on October 1, 2020, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%.
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
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act and the rules and regulations thereunder. Prior to January 19, 2021, except for registered money market funds, we generally were prohibited from acquiring more than 3% of the voting stock of any registered investment company, investing more than 5% of the value of our total assets in the securities of one investment company, or investing more than 10% of the value of our total assets in the securities of more than one investment company without obtaining exemptive relief from the SEC. However, the SEC adopted new rules, which became effective on January 19, 2021, that allow us to acquire the securities of other investment companies in excess of the 3%, 5%, and 10% limitations without obtaining exemptive relief if we comply with certain conditions. If we invest in securities issued by investment companies, if any, it should be noted that such investments might subject our shareholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies.
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
(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
(a)is organized under the laws of, and has its principal place of business in, the United States;
(b)is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c)satisfies any of the following:
(i)does not have any class of securities that is traded on a national securities exchange;
(ii)has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
(iii)is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or
(iv)is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
(2)Securities of any eligible portfolio company controlled by the Company.
(3)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the eligible portfolio company.
(5)Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
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
Senior Securities; Coverage Ratio. We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if immediately after such borrowing or issuance, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 200% (or 150%, if certain requirements are met). This means that generally, a BDC can borrow up to $1 for every $1 of investor equity or, if certain requirements are met and it reduces its asset coverage ratio, it can borrow up to $2 for every $1 of investor equity. On September 30, 2020, the Adviser, as our sole shareholder, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act, as amended by the Small Business Credit Availability Act. As a result, effective September 30, 2020, our asset coverage ratio applicable to senior securities was reduced from 200% to 150%.
In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities. For a discussion of the risks associated with leverage, see “ITEM 1A. RISK FACTORS — Risks Related to Business Development Companies — Regulations governing our operation as a BDC and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.”
Codes of Ethics. We and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics is available on the EDGAR Database on the SEC’s website at http://www.sec.gov.

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, if such private funds did not have an investment in such existing portfolio company. The Owl Rock Advisers’ allocation policy incorporates the conditions of the Order and seeks to ensure equitable allocation of investment opportunities between the Company and/or other funds managed by the Adviser or its affiliates over time. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other Owl Rock Clients that could avail themselves of the exemptive relief and that have an investment objective similar to ours.
Cancellation of the Investment Advisory Agreement. Under the 1940 Act, the Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the Adviser. See "Investment Advisory Agreement - Term." The Investment Advisory Agreement may be terminated at any time, without penalty, by us upon not less than 60 days’ written notice to the Adviser and may be terminated at any time, without penalty, by the Adviser upon 120 days’ written notice to us. The holders of a Majority of our Outstanding Shares may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days’ written notice. Unless terminated earlier as described above, the Investment Advisory Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by our Board or by the affirmative vote of the holders of a Majority of our Outstanding Shares, and, in either case, if also approved by a majority of our directors who are not “interested persons” as defined in the 1940 Act.
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
Rule 18f-4 under the 1940 Act requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. We currently qualify as a “limited derivatives user” and expects to continue to do so. We have adopted a derivatives policy and comply with the recordkeeping requirements of Rule 18f-4.

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
The discussion is based upon the Code, U.S. Department of Treasury ("Treasury") regulations, and administrative and judicial interpretations, each as of the date of this report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the IRS regarding any matter discussed herein. Prospective investors should be aware that, although we intend to adopt positions we believe are in accord with current interpretations of the U.S. federal income tax laws, the IRS may not agree with the tax positions taken by us and that, if challenged by the IRS, our tax positions might not be sustained by the courts. This summary does not discuss any aspects of U.S. estate, alternative minimum, or gift tax or foreign, state or local tax. It also does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.
For purposes of this discussion, a “U.S. Shareholder” generally is a beneficial owner of our common stock that is for U.S. federal income tax purposes:
•a citizen or individual resident of the United States;
•a corporation (or other entity treated as a corporation) organized in or under the laws of the United States or of any political subdivision thereof;
•a trust that is subject to the supervision of a court within the United States and the control of one or more U.S. persons or that has a valid election in effect under applicable U.S. Treasury Regulations to be treated as a U.S. person; or
•an estate, the income of which is subject to U.S. federal income taxation regardless of its source.
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
Taxation as a Regulated Investment Company
We have elected to be treated and intend to qualify each year as a RIC. As a RIC, we generally will not be subject to U.S. federal income tax at corporate rates on any ordinary income or capital gains that we timely distribute to our shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we generally must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).
If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our income we timely distribute (or are deemed to distribute) to our shareholders. We will be subject to U.S. federal income tax at regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.
We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our net ordinary income for each calendar year, (ii) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). While we intend to distribute any income and capital gains in order to avoid imposition of this 4% U.S. federal excise tax, we may not be successful in avoiding entirely the imposition of this tax. In that case, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
•at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•no more than 25% of the value of our assets is invested in the (i) securities, other than U.S. Government securities or securities of other RICs, of one issuer, (ii) securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).
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
A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed our investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may, for U.S. federal income tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.

Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty can be as high as 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of or exemption from withholding tax on investment income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its stockholders.
If we purchase shares in a “passive foreign investment company,” or PFIC, we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. This additional tax and interest may apply even if we make a distribution in an amount equal to any “excess distribution” or gain from the disposition of such shares as a taxable dividend by us to our shareholders. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to us. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any taxes and related interest charges.
If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation, or “CFC,” we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares of a corporation or 10% or more of the total value of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and such income will be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.
Foreign exchange gains and losses realized by us in connection with certain transactions involving non-dollar debt securities, certain foreign currency futures contracts, foreign currency option contracts, foreign currency forward contracts, foreign currencies, or payables or receivables denominated in a foreign currency are subject to Code provisions that generally treat such gains and losses as ordinary income and losses and may affect the amount, timing and character of distributions to our stockholders. Any such transactions that are not directly related to our investment in securities (possibly including speculative currency positions or currency derivatives not used for hedging purposes) could, under future Treasury regulations, produce income not among the types of “qualifying income” from which a RIC must derive at least 90% of its annual gross income.
In accordance with certain applicable Treasury regulations and guidance published by the IRS, a RIC that is publicly offered may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such stockholder elected to receive in cash, or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or published guidance.
If we fail to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax at regular corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.
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
Proxy Voting Records
You may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: Owl Rock Core Income Corp., Attention: Investor Relations, 399 Park Avenue, New York, NY 10022

Privacy Policy
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

We intend to make available free of charge on our website (www.owlrockcoreincome.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K, and intend to make available our reports on Form 10-K. The

SEC also maintains a website (www.sec.gov) that contains such information. The reference to our website is an inactive textual reference only and the information contained on our website is not a part of this Form 10-K.
Item 1A. Risk Factors
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
•Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.
•The COVID-19 pandemic caused severe disruptions in the U.S. economy and disrupted financial activity in the areas in which we or our portfolio companies operate.
•Price declines in the corporate leveraged loan market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation and the incurrence of realized losses.
•Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.

We are subject to risks related to our business.
•The lack of liquidity in our investments may adversely affect our business.
•We borrow money, which magnifies the potential for gain or loss and may increase the risk of investing in us.
•Defaults under our current borrowings or any future borrowing facility or notes may adversely affect our business, financial condition, results of operations and cash flows.
•If we are unable to obtain additional debt financing, or if our borrowing capacity is materially reduced, our business could be materially adversely affected.
•Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose a significant number of its key professionals, or terminate the Investment Advisory Agreement, our ability to achieve our investment objective could be significantly harmed.
•Because our business model depends to a significant extent upon Blue Owl’s relationships with corporations, financial institutions and investment firms, the inability of Blue Owl to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
•We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.
•Our investment portfolio is recorded at fair value as determined in good faith by our Adviser in accordance with procedures approved by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
•Our Board may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our shareholders.
•We are subject to risks associated with the discontinuation of LIBOR, which will affect our cost of capital and results of operations.
•We are subject to risks related to corporate social responsibility.

We are subject to risks related to our Adviser and its affiliates.
•Our Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking or speculative investments, or cause our Adviser to use substantial leverage.
•The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to, among other things, the fact that neither our Adviser nor its affiliates is prohibited from raising money for or managing another entity that makes the same types of investments that we target.

•Our Adviser and its affiliates, may face conflicts of interest with respect to services performed for issuers in which we may invest.
•Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.
•We may be obligated to pay our Adviser incentive fees even if we incur a net loss due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.
•Our ability to enter into transactions with our affiliates is restricted.
•Our Adviser’s inability to attract, retain and develop human capital in a highly competitive talent market could have an adverse effect on our Adviser, and thus us.

We are subject to risks related to business development companies.
•The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.
•Regulations governing our operation as a BDC and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.

We are subject to risks related to our investments.
•Our investments in portfolio companies may be risky, and we could lose all or part of our investments.
•We may invest through joint ventures, partnerships or other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.
•Defaults by our portfolio companies could jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that we hold which could harm our operating results.
•Subordinated liens on collateral securing debt investments that we may make to portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
•We generally will not control the business operations of our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, we may not be able to dispose of our interest in our portfolio companies.
•We are, and will continue to be, exposed to risks associated with changes in interest rates.
•International investments create additional risks.
•Our portfolio may be focused on a limited number of portfolio companies or industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

We are subject to risks related to an investment in our common stock.
•The net asset value of our common stock may fluctuate significantly.
•The amount of any distributions we may make on our common stock is uncertain. We may not be able to pay distributions to shareholders, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limits on the extent to which we may use borrowings, if any, and we may use sources other than cash flows from operations to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).

We are subject to risks related to U.S. federal income tax.
•We will be subject to U.S. federal income tax at corporate-rates if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.
•We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

We are subject to general risks.
•Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
•Heightened scrutiny of the financial services industry by regulators may materially and adversely affect our business.
•We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

•Internal and external cybersecurity threats and risks, as well as other disasters, may adversely affect our business or the business of our portfolio companies by impairing the ability to conduct business effectively.

Risks Related to the Economy
Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.
The current worldwide financial markets situation, as well as various social, political, economic and other conditions and events (including political tensions in the United States and around the world, wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.
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
For example, the COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. See “—The COVID-19 pandemic caused severe disruptions in the U.S. economy and disrupted financial activity in the areas in which we or our portfolio companies operate.”
In addition, the war between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the war between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. The ongoing war and the measures in response could have a negative impact on the economy and business activity globally and could have a material adverse effect on our portfolio companies and our business, financial condition, cash flows and results of operations. The severity and duration of the war and its impact on global economic and market conditions are impossible to predict. In addition, sanctions could also result in Russia taking counter measures or retaliatory actions which could adversely impact our business or the business of our portfolio companies, including, but not limited to, cyberattacks targeting private companies, individuals or other infrastructure upon which our business and the business of our portfolio companies rely.
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
The COVID-19 pandemic caused severe disruptions in the U.S. economy and disrupted financial activity in the areas in which we or our portfolio companies operate.
The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread caused business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Despite actions of the U.S. federal government and foreign governments, these events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. It is uncertain how long this volatility will continue, and as a result, even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession. Our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the United States and other major markets. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn, the impacts of which could last for some period after the pandemic is controlled and/or abated.
The COVID-19 pandemic is ongoing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our portfolio companies after December 31, 2022, including for the reasons described herein.
Any public health emergency, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.
The extent of the impact of any public health emergency, such as the COVID-19 pandemic, on our and our portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our and our portfolio companies’ operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any of our or our portfolio companies’ personnel. This could create widespread business continuity issues for us and our portfolio companies.
These factors may also cause the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information.
Any public health emergency, pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.
The current period of capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.
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
Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.
Price declines in the corporate leveraged loan market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation and the incurrence of realized losses.
Conditions in the U.S. corporate debt market may experience disruption or deterioration, such as the disruptions resulting from the COVID-19 pandemic, current high inflation rates or any future disruptions, which may cause pricing levels to decline or be volatile. As a result, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale or other disposition of our investments, which could have a material adverse effect on our business, financial condition and results of operations.
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union, uncertainty in connection with economic sanctions resulting from the ongoing war between Russia and Ukraine, and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.
In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our loans and the value of our equity investments. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions may require us to modify the payment terms of our investments, including changes in “payment in kind” or “PIK” interest provisions and/or cash interest rates, and also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.
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
Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. Certain of our portfolio companies may be in industries that have been, or are expected to be, impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. See “—We are, and will continue to be, exposed to risks associated with changes in interest rates.”
While the United States and other developed economies are experiencing higher-than-normal inflation rates, it remains uncertain whether substantial inflation will be sustained over an extended period of time or have a significant effect on the U.S. economy or other economies. Inflation may affect our investments adversely in a number of ways, including those noted above. During periods of rising inflation, interest and dividend rates of any instruments we or our portfolio companies may have issued could increase, which would tend to reduce returns to our investors. Inflationary expectations or periods of rising inflation could also be accompanied by the rising prices of commodities which are critical to the operation of portfolio companies as noted above. Portfolio companies may have fixed income streams and, therefore, be unable to pay their debts when they become due. The market value of such investments may decline in value in times of higher inflation rates. Some of our portfolio investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses. Governmental efforts to curb inflation often have negative effects on the level of economic activity. In an attempt to stabilize inflation, certain countries have imposed wage and price controls at times. Past governmental efforts to curb inflation have also involved more drastic economic measures that have had a materially adverse effect on the level of economic activity in the countries where such measures were employed. There can be no assurance that continued and more wide-spread inflation in the United States and/or other economies will not become a serious problem in the future and have a material adverse impact on us.
The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty, which may have a material impact on our portfolio, our business and operations and the value of an investment in us.
The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty. In February 2022, Russia invaded Ukraine and, in response, the United States, the United Kingdom, the European Union and many other nations announced a broad array of new or expanded economic sanctions, export controls and other measures against Russia, Russian entities and individuals. Because Russia is a major exporter of oil and natural gas, the invasion and related sanctions have reduced the supply, and increased the price, of energy, which is accelerating inflation and may exacerbate ongoing supply chain issues. There is also the risk of retaliatory actions by Russia against countries that have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Although we have no direct exposure to Russia or Ukraine, the broader consequences of the invasion may have a material adverse impact on our portfolio, our business and operations and the value of an investment in us. The Russian invasion of Ukraine is uncertain and evolving as of the filing date of this Annual Report, and its full impact on our portfolio companies after December 31, 2022 is unknown.
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
The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. We currently borrow under our credit facilities and have issued or assumed other senior securities, and in the future may borrow from, or issue additional senior securities to, banks, insurance companies, funds, institutional investors and other lenders and investors. Holders of these senior securities have fixed-dollar claims on our assets that are superior to the claims of our shareholders. If the value of our assets decreases, leverage would cause our net asset value to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to service our debt or make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management or incentive fees payable to our Adviser attributable to the increase in assets purchased using leverage. There can be no assurance that a leveraging strategy will be successful.
Our ability to service any borrowings that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, the management fee will be payable based on our average gross assets excluding cash and cash equivalents but including assets purchased with borrowed amounts, which may give our Adviser an incentive to use leverage to make additional investments. See “—Our Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking or speculative investments, or cause our Adviser to use substantial leverage.” The amount of leverage that we employ will depend on our Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us, which could affect our return on capital. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
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

	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder(1)	-26.07%	-15.55%	-5.04%	5.47%	15.98%
(1)Assumes, as of December 31, 2022, (i) $11.0 billion in total assets, (ii) $5.5 billion in outstanding indebtedness, (iii) $5.2 billion in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.8%.

See “ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition, Liquidity and Capital Resources” for more information regarding our borrowings.

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
We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. Our credit facilities, notes and CLOs currently expire between March 2025 and November 2034. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.

Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose a significant number of its key professionals, or terminate the Investment Advisory Agreement, our ability to achieve our investment objective could be significantly harmed.
We do not have any employees. Additionally, we have no internal management capacity other than our appointed executive officers and will be dependent upon the investment expertise, skill and network of business contacts of our Adviser to achieve our investment objective. Our Adviser will evaluate, negotiate, execute, monitor, and service our investments. Our success will depend to a significant extent on the continued service and coordination of our Adviser, including its key professionals. The departure of a significant number of key professionals from our Adviser could have a material adverse effect on our ability to achieve our investment objective.
Our ability to achieve our investment objective also depends on the ability of our Adviser to identify, analyze, invest in, finance, and monitor companies that meet our investment criteria. Our Adviser’s capabilities in structuring the investment process, and providing competent, attentive and efficient services to us depend on the involvement of investment professionals of adequate number and sophistication to match the corresponding flow of transactions. To achieve our investment objective, our Adviser may need to retain, hire, train, supervise, and manage new investment professionals to participate in our investment selection and monitoring process. Our Adviser may not be able to find qualified investment professionals in a timely manner or at all. Any failure to do so could have a material adverse effect on our business, financial condition and results of operations.
In addition, the Investment Advisory Agreement has a termination provision that allows the agreement to be terminated by us on 60 days’ notice without penalty by the vote of a Majority of the Outstanding Shares of our common stock or by the vote of our independent directors. The Investment Advisory Agreement generally may be terminated at any time, without penalty, by our Adviser upon 120 days' notice to us. Furthermore, the Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. If the Adviser resigns or is terminated, or if we do not obtain the requisite approvals of shareholders and our Board to approve an agreement with the Adviser after an assignment, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms prior to the termination of the Investment Advisory Agreement, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and costs under any new agreements that we enter into could increase. Our financial condition, business and results of operations, as well as our ability to meet our payment obligations under our indebtedness and pay distributions, are likely to be adversely affected, and the value of our common stock may decline.

Because our business model depends to a significant extent upon Blue Owl’s relationships with corporations, financial institutions and investment firms, the inability of Blue Owl to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
We expect that Blue Owl will depend on its relationships with corporations, financial institutions and investment firms, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, business relationships, quality of service provided to clients, fund investor liquidity, fund terms (including fees and economic sharing arrangements), brand recognition and business reputation. If Blue Owl fails to maintain its reputation it may not be able to maintain its existing relationships or develop new relationships or sources of investment opportunities, and we may not be able to grow our investment portfolio. In addition, individuals with whom Blue Owl has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
Negative publicity regarding Blue Owl or its personnel could give rise to reputational risk that could significantly harm our existing business and business prospects. Similarly, events could occur that damage the reputation of our industry generally, such as the insolvency or bankruptcy of large funds or a significant number of funds or highly publicized incidents of fraud or other scandals, any one of which could have a material adverse effect on our business, regardless of whether any of those events directly relate to us or our investments.

We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.
We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), including the Owl Rock Clients or other funds managed by our Adviser or its affiliates comprising Owl Rock, the private funds managed by Dyal and the funds and accounts managed by Oak Street (the "Blue Owl Clients"), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the U.S. Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.

Numerous factors increase our competitive risks, including, but not limited to:

•A number of our competitors may have or are perceived to have more expertise or financial, technical, marketing and other resources and more personnel than we do;
•We may not perform as well as competitors’ funds or other available investment products;
•Several of our competitors have raised significant amounts of capital, and many of them have similar investment objectives to ours, which may create additional competition for investment opportunities;
•Some of our competitors may have lower fees or alternative fee arrangements;
•Some of our competitors may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us;
•Some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds than us, which could allow them to consider a wider variety of investments and to bid more aggressively than us or to agree to less restrictive legal terms and protections for investments that we want to make; and
•Some of our competitors may be subject to less regulation or conflicts of interest and, accordingly, may have more flexibility to undertake and execute certain businesses or investments than we do, bear less compliance expense than we do or be viewed differently in the marketplace.

We may lose investment opportunities if we do not match our competitors’ pricing, terms, and investment structure criteria. If we are forced to match these competitors’ investment terms criteria, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in our target market could force us to accept less attractive investment terms. Furthermore, many competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to maintain our RIC tax treatment. The competitive pressures we face, and the manner in which we react or adjust to competitive pressures, may have a material adverse effect on our business, financial condition, results of operations, effective yield on investments, investment returns, leverage ratio, and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time. Also, we may not be able to identify and make investments that are consistent with our investment objective.

Our investment portfolio is recorded at fair value as determined in good faith by our Adviser in accordance with procedures approved by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with procedures established by our Adviser and approved by our Board. There is not a public market or active secondary market for many of the types of investments in privately held companies that we hold and intend to make. Our investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors, if at all. As a result, we will value these investments quarterly at fair value as determined in good faith in accordance with valuation policy and procedures approved by our Board.
The determination of fair value, and thus the amount of unrealized appreciation or depreciation we may recognize in any reporting period, is to a degree subjective, and our Adviser has a conflict of interest in determining fair value. We will value our investments quarterly at fair value as determined in good faith by our Adviser, based on, among other things, input of our Audit Committee and independent third-party valuation firm(s) engaged at the direction of our Adviser. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures approved by our Board may differ materially from the values that would have been used if an active market and market quotations existed for such investments. Our net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

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
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith in accordance with procedures approved by our Board. Decreases in the market values or fair values of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value. See “ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies — Investments at Fair Value.”

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
The London Inter-Bank Offered Rate (“LIBOR”) is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. In July 2017, the Financial Conduct Authority announced its intention to cease sustaining LIBOR, by the end of 2021. As of January 1, 2023, USD LIBOR is available in five settings (overnight, one-month, three-month, six-month and 12-month). The ICE Benchmark Administration has stated that it will cease to publish all remaining USD LIBOR settings immediately following their publication on June 30, 2023.
In April 2018, the Federal Reserve Bank of New York began publishing its alternative rate, the Secured Overnight Financing Rate, or SOFR. The Bank of England followed suit in April 2018 by publishing its proposed alternative rate, the Sterling Overnight Index Average, or SONIA. Each of SOFR and SONIA significantly differ from LIBOR, both in each actual rate and how each rate is calculated, and therefore it is unclear whether and when markets will adopt either of these rates as a widely accepted replacement for LIBOR.
As such, when LIBOR is discontinued, if a replacement rate is not widely agreed upon or if a replacement rate is significantly different from LIBOR, it could cause a disruption in the credit markets generally. Such a disruption could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. It is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments.
Since the first quarter of 2022, a majority of our new investments are indexed to SOFR; however we have material contracts that are indexed to LIBOR. Certain contracts have an orderly market transition already in process; however, other contracts, including our credit facilities, will need to be renegotiated to replace LIBOR with an alternative reference rate. If we are unable to renegotiate our credit facilities, amounts drawn thereunder may bear interest at a higher rate which would increase the cost of our borrowings and, in turn, affect our results of operations. Following the replacement of LIBOR, some or all of our credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result on our results of operations.
In addition, the transition from LIBOR to SOFR, SONIA or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business.

We are subject to risks related to corporate social responsibility.
Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.
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
Additionally, new regulatory initiatives related to ESG could adversely affect our business. The SEC has proposed rules that, among other matters, would establish a framework for reporting of climate-related risks. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

Risks Related to Our Adviser and Its Affiliates

Our Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking or speculative investments, or cause our Adviser to use substantial leverage.
Our Adviser and its affiliates will receive substantial fees from us in return for their services. These fees may include certain incentive fees based on the amount of appreciation of our investments and arrangement, structuring or similar fees from portfolio companies in which we invest. These fees could influence the advice provided to us or create an incentive for our Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such incentive fees. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, including through the use of leverage, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to our Adviser. The way in which the incentive fee is determined may encourage our Adviser to use leverage to increase the leveraged return on our investment portfolio.
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
These compensation arrangements could affect our Adviser’s or its affiliates’ judgment with respect to public offerings of equity, incurrence of debt, and investments made by us, which allow our Adviser to earn increased asset management fees.
The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to, among other things, the fact that neither our Adviser nor its affiliates is prohibited from raising money for or managing another entity that makes the same types of investments that we target.
Blue Owl is not prohibited from raising money for and managing future investment entities, in addition to the Blue Owl Clients, that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by our Adviser or its affiliates for the same investors and investment opportunities. Furthermore, certain members of the investment committee or our affiliates are officers of Blue Owl and will devote a portion of their time to the operations of Blue Owl, including with respect to public company compliance, investor relations and other matters that did not apply to Owl Rock prior to the formation of Blue Owl.

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

Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.
Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, co-invest vehicles and certain high net worth individuals), including the Blue Owl Clients, and we may compete for capital and investment opportunities with these entities, certain conflicts of interest are present. These include conflicts of interest relating to the allocation of investment opportunities by our Adviser and its affiliates; compensation to our Adviser; services that may be provided by our Adviser and its affiliates to issuers in which we may invest; investments by us and other clients of our Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by our Adviser; differing recommendations given by our Adviser to us versus other clients; our Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; restrictions on our Adviser’s use of “inside information” with respect to potential investments by us; the allocation of certain expenses; and cross transactions.
For instance, our Adviser and its affiliates may receive asset management performance-based, or other fees from certain accounts that are higher than the fees received by our Adviser from us. In addition, certain members of the Investment Committee and other executives and employees of our Adviser or its affiliates will hold and receive interest in Blue Owl and its affiliates, in addition to cash and carried interest compensation. In these instances, a portfolio manager for our Adviser may have an incentive to favor the higher fee and/or performance-based fee accounts over us and/or to favor Blue Owl. In addition, a conflict of interest exists to the extent our Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans or employee offerings. In these circumstances, personnel of our Adviser may have incentive to favor these other investment companies or accounts over us.
Because our Adviser may have incentive to favor other Blue Owl Clients and we may compete for investments with Blue Owl Clients, our Adviser and its affiliates are subject to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on our behalf. To mitigate these conflicts, the Owl Rock Advisers will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with the Owl Rock Advisers’ investment allocation policy, taking into account such factors as the relative amounts of capital available for new investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate’ each client’s life cycle; targeted leverage level; targeted asset mix and any other factors deemed appropriate.
Actions taken by our Adviser and its affiliates on behalf of the Blue Owl Clients as a result of any conflict of interest may be adverse to us, which could harm our performance. For example, we may invest in the same credit obligations as other Blue Owl Clients, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. Decisions made with respect to the securities held by one of the Blue Owl Clients may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Blue Owl Clients (including us). While the Owl Rock Advisers and their affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that they employ to handle those conflicts when they arise, their decision to permit the investments to occur in the first instance or their judgment on how to mitigate the conflict could be challenged or deemed insufficient. If the Owl Rock Advisers and their affiliates fail to appropriately address those conflicts, it could negatively impact their reputation and ability to raise additional funds and the willingness of counterparties to do business with them or result in potential litigation against them.
From time to time, fees and expenses generated in connection with potential portfolio investments that are not consummated may be allocable to us and one or more Blue Owl Clients. These expenses will be allocated in a manner that is fair and equitable over time and in accordance with policies adopted by the Owl Rock Advisers and the Investment Advisory Agreement; however, the method for allocation expenses may vary depending on the nature of the expense and such determinations involve inherent discretion.
In addition, from time to time, our Adviser could cause us to purchase a security or other investment from, or sell a security or other investment to, another Blue Owl Client. Such cross transaction would be in accordance with applicable regulations and our and our Adviser’s valuation and cross-trades policies; however, such cross transactions could give rise to additional conflicts of interest.

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
Any incentive fee payable by us that relates to the pre-incentive fee net investment income may be computed and paid on income that may include interest that has been accrued but not yet received or interest in the form of securities received rather than cash (“payment-in-kind” or “PIK” income”). PIK income will be included in the pre-incentive fee net investment income used to calculate the incentive fee to our Adviser even though we do not receive the income in the form of cash. If a portfolio company defaults on a loan that is structured to provide accrued interest income, it is possible that accrued interest income previously included in the calculation of the incentive fee will become uncollectible. Our Adviser is not obligated to reimburse us for any part of the incentive fee it received that was based on accrued interest income that we never receive as a result of a subsequent default.
The quarterly incentive fee on income is recognized and paid without regard to: (i) the trend of pre-incentive fee net investment income as a percent of adjusted capital over multiple quarters in arrears which may in fact be consistently less than the quarterly preferred return, or (ii) the net income or net loss in the current calendar quarter, the current year or any combination of prior periods.
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
We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our Board and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, including other funds or clients advised by our Adviser or its affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates or anyone who is under common control with us. The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by either of our Adviser or its affiliates without the prior approval of the SEC, which may limit the scope of investment or disposition opportunities that would otherwise be available to us.
On February 7, 2017, the Adviser and certain of our affiliates received exemptive relief from the SEC to permit us to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, if such private funds did not have an investment in such existing portfolio company.
In situations when co-investment with our Adviser’s or its affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the exemptive relief granted to us by the SEC, our Adviser will need to decide which client or clients will proceed with the investment. Generally, we will not be entitled to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will not invest in any issuer in which an affiliate’s other client holds a controlling interest.

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
Our Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement (and, separately, under the Administration Agreement), and it will not be responsible for any action of our Board in declining to follow our Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of our Adviser will not be liable to us for their acts under the Investment Advisory Agreement, provided that nothing will be deemed to protect the Adviser in respect of any liability by reason of criminal conduct, willful malfeasance, bad faith or gross negligence in the performance of their duties. We have also agreed to indemnify, defend and protect our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of our Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of our Adviser not arising out of negligence in the performance of their duties. However, in accordance with Section 17(i) of the 1940 Act, neither our Adviser nor any of its affiliates, directors, officers, members, employees, agents, or representatives may be protected against any liability to us or our investors to which it would otherwise be subject by reason of willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of its office. In addition, the Investment Advisory Agreement provides that we will not indemnify the Adviser nor any of its affiliates, directors, officers, members, employees, agents, or representatives for any loss suffered by for any liability or loss suffered by such party, nor will we provide that such party will be held harmless for any loss or liability we suffer, unless all of the following conditions are met: (i) we have determined in good faith that the conduct that caused the loss or liability was in the best interests of the Company; (ii) we have determined in good faith that such party was acting on behalf of or performing services for the Company; (iii) we have determined, in good faith, that such liability or loss was not the result of (A) negligence or misconduct, in the case that such part is the Adviser or an affiliate of the Adviser, or (B) gross negligence or willful misconduct, in the case that such party is a director of the Company who is not also an officer of the Company or the Adviser or an affiliate of the Adviser; and (iv) such indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders. In addition, such party will not be indemnified for any losses, liabilities or expenses arising from or out of an alleged violation of federal or state securities laws by such party unless one or more of the following conditions are met: (i) there has been a successful adjudication on the merits of each count involving alleged material securities law violations as to such party; (ii) such claims have been dismissed with prejudice on the merits by a court of competent jurisdiction as to such party; or (iii) a court of competent jurisdiction approves a settlement of the claims against such party and finds that indemnification of the settlement and the related costs should be made, and the court considering the request for indemnification has been advised of the position of the SEC and of the published position of any state securities regulatory authority in which shares of our stock were offered or sold as to indemnification for violations of securities laws. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

There are risks associated with any potential merger with or purchase of assets of another fund.
Our Adviser may in the future recommend to our Board that we merge with or acquire all or substantially all of the assets of one or more funds including a fund that could be managed by our Adviser or its affiliates (including another BDC). We do not expect that our Adviser would recommend any such merger or asset purchase unless it determines that it would be in our best interests, with such determination dependent on factors it deems relevant, which may include our historical and projected financial performance and that of any proposed merger partner, portfolio composition, potential synergies from the merger or asset sale, available alternative options and market conditions. In addition, no such merger or asset purchase would be consummated absent the meeting of various conditions required by applicable law or contract, at such time, which may include approval of the board of directors and common equity holders of both funds. If our Adviser is the investment adviser of both funds, various conflicts of interest would exist with respect to any such transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to our Adviser by us and by the entity resulting from such a merger or asset purchase or efficiencies or other benefits to our Adviser as a result of managing a single, larger fund instead of two separate funds.

Our Adviser’s failure to comply with pay-to-play laws, regulations and policies could have an adverse effect on our Adviser, and thus, us.
A number of U.S. states and municipal pension plans have adopted so-called “pay-to-play” laws, regulations or policies which prohibit, restrict or require disclosure of payments to (and/or certain contacts with) state officials by individuals and entities seeking to do business with state entities, including those seeking investments by public retirement funds. The SEC has adopted a rule that, among other things, prohibits an investment adviser from providing advisory services for compensation to a government client for two years after the adviser or certain of its executives or employees makes a contribution to certain elected officials or candidates. If our Adviser, any of its employees or affiliates or any service provider acting on its behalf, fails to comply with such laws, regulations or policies, such non-compliance could have an adverse effect on our Adviser, and thus, us.

Our Adviser’s inability to attract, retain and develop human capital in a highly competitive talent market could have an adverse effect on our Adviser, and thus us.
The success of our business will continue to depend upon our Adviser attracting, developing and retaining human capital. Competition for qualified, motivated, and highly-skilled executives, professionals and other key personnel in asset management firms is significant. Turnover and associated costs of rehiring, the loss of human capital through attrition, death, or disability and the reduced ability to attract talent could impair our Adviser’s ability to maintain its standards of excellence and have an adverse effect on us.

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
In addition, as market conditions permit, we have and may continue to securitize our loans to generate cash for funding new investments. To securitize loans, we have and may continue to create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who would be expected to be willing to accept a substantially lower interest rate than the loans earn. We have and may continue to retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. See “—We are subject to certain risks as a result of our interests in the CLO Preferred Shares”; “The subordination of the CLO Preferred Shares will affect our right to payment”; and “The CLO Indentures require mandatory redemption of the respective CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.”

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
We may make indirect investments in portfolio companies through joint ventures, partnerships or other special purpose vehicles (“Investment Vehicles”). See See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Specialty Financing Portfolio Companies.". In general, the risks associated with indirect investments in portfolio companies through a joint venture, partnership or other special purpose vehicle are similar to those associated with a direct investment in a portfolio company. While we intend to analyze the credit and business of a potential portfolio company in determining whether to make an investment in an Investment Vehicle, we will nonetheless be exposed to the creditworthiness of the Investment Vehicle. In the event of a bankruptcy proceeding against the portfolio company, the assets of the portfolio company may be used to satisfy its obligations prior to the satisfaction of our investment in the Investment Vehicle (i.e., our investment in the Investment Vehicle could be structurally subordinated to the other obligations of the portfolio company). In addition, if we are not the sole investor in an Investment Vehicle, we may be required to rely on our partners in the Investment Vehicle when making decisions regarding such Investment Vehicle’s investments, accordingly, the value of the investment could be adversely affected if our interests diverge from those of our partners in the Investment Vehicle.

Any strategic investments that we pursue are subject to risks and uncertainties.
We have pursued and may continue to pursue growth through strategic investments in new businesses. Completion and timing of any such strategic investments may be subject to a number of contingencies, including the uncertainty in reaching a commercial agreement with our counterparty, our ability to obtain required board, shareholder and regulatory approvals, as well as any required financing (or the risk that these are obtained subject to terms and conditions that are not anticipated). The announcement or consummation of any transaction also may adversely impact our business relationships or engender competitive responses.
In addition, the proposal and negotiation of strategic investments, whether or not completed, as well as the integration of those businesses into our existing portfolio, could result in substantial expenses and the diversion of our Adviser’s time, attention and resources from our day-to-day operations.
Our ability to manage our growth through strategic investments will depend, in part, on our success in addressing these risks. Any failure to effectively implement our acquisition or strategic investment strategies could have a material adverse effect on our business, financial condition or results of operations.

To the extent we invest in publicly traded companies, we may be unable to obtain financial covenants and other contractual rights, which subjects us to additional risks.
If we invest in instruments issued by publicly-held companies, we may be subject to risks that differ in type or degree from those involved with investments in privately-held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on our ability to dispose of such instruments at certain times, increased likelihood of shareholder litigation against such companies’ board members and increased costs associated with each of the aforementioned risks. In addition, to the extent we invest in publicly traded debt instruments, we may not be able to obtain financial covenants or other contractual rights that we might otherwise be able to obtain when making privately-negotiated investments. We may not have the same access to information in connection with investments in public debt instruments that we would expect to have in connection with privately-negotiated investments. If we or our Adviser were deemed to have material, nonpublic information regarding the issuer of a publicly traded instrument in which we have invested, we may be limited in our ability to make new investments or sell existing investments in such issuer.

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
Downgrades by rating agencies of broadly syndicated loans could adversely impact our financial performance.
Ratings agencies have recently undergone reviews of broadly syndicated loans in light of the COVID-19 pandemic’s adverse impact on the economic market. Such reviews have, in some cases, resulted in downgrades of broadly syndicated loans. To the extent we invest in broadly syndicated loans, such downgrades could adversely impact our financial performance. The full extent of downgrades by ratings agencies of broadly syndicated loans is currently unknown, thereby resulting in a high degree of uncertainty.
We may be subject to risks associated with our investments in bank loans.
We intend to invest in bank loans and participations. These obligations are subject to unique risks, including:
•the possible invalidation of an investment transaction as a fraudulent conveyance under relevant creditors’ rights laws,
•so-called lender-liability claims by the issuer of the obligations,
•environmental liabilities that may arise with respect to collateral securing the obligations, and
•limitations on our ability to directly enforce its rights with respect to participations.
In addition, the illiquidity of bank loans may make it difficult for us to sell such investments to access capital if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. Compared to securities and to certain other types of financial assets, purchases and sales of loans take relatively longer to settle. This extended settlement process can (i) increase the counterparty credit risk borne by us; (ii) leave us unable to timely vote, or otherwise act with respect to, loans it has agreed to purchase; (iii) delay us from realizing the proceeds of a sale of a loan; (iv) inhibit our ability to re-sell a loan that it has agreed to purchase if conditions change (leaving us more exposed to price fluctuations); (v) prevent us from timely collecting principal and interest payments; and (vi) expose us to adverse tax or regulatory consequences. To the extent the extended loan settlement process gives rise to short-term liquidity needs, we may hold cash, sell investments or temporarily borrow from banks or other lenders.
In purchasing participations, we generally will have no right to enforce compliance by the borrower with the terms of the loan agreement, nor any rights of set-off against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which we have purchased the participation. As a result, we will assume the credit risk of both the borrower and the institution selling the participation.
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
In the event of bankruptcy of a portfolio company, we may not have full recourse to its assets in order to satisfy our loan, or our loan may be subject to “equitable subordination.” This means that depending on the facts and circumstances, including the extent to which we actually provided significant “managerial assistance,” if any, to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors. In addition, certain of our loans are subordinate to other debt of the portfolio company. If a portfolio company defaults on our loan or on debt senior to our loan, or in the event of a portfolio company bankruptcy, our loan will be satisfied only after the senior debt receives payment. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to the portfolio company. Bankruptcy and portfolio company litigation can significantly increase collection losses and the time needed for us to acquire the underlying collateral in the event of a default, during which time the collateral may decline in value, causing us to suffer losses.
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
We have invested in and may continue to invest in equity-related securities, including common equity, warrants, preferred stock and convertible preferred securities. These equity interests we acquire may not appreciate in value and, in fact, may decline in value if the company fails to perform financially or achieve its growth objectives. We will generally have little, if any, control over the timing of any gains we may realize from our equity investments since these securities may have restrictions on their transfer or may not have an active trading market.
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
Although we expect to receive current income in the form of dividend payments on any convertible preferred equity investments, a substantial portion of the gains we expect to receive from our investments in such securities will likely be from the capital gains generated from the sale of our equity investments upon conversion of our convertible securities, the timing of which we cannot predict and we cannot guarantee that such sale will happen at all. We do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter. In addition, any convertible preferred stock instruments will generally provide for conversion upon the portfolio companies’ achievement of certain milestone events, including a qualified public offering and/or a senior exchange listing for their common stock. However, there can be no assurance that our portfolio companies will obtain either a junior or senior exchange listing or, even if a listing is obtained, that an active trading market will ever develop in the common stock of our publicly traded portfolio companies. In addition, even if our portfolio companies obtain an exchange listing, we may be subject to lock-up provisions that prohibit us from selling our investments into the public market for specified periods of time after such listing. As a result, the market price of securities that we hold may decline substantially before we are able to sell these securities following an exchange listing.
Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. Furthermore, due to the expected growth of our portfolio companies, we do not generally expect to receive dividend income from our common stock investments. In the case of cumulative preferred stock, there is no assurance that any dividends will ever be paid by a portfolio company. Dividends to any equity holders may be suspended or cancelled at any time.
Investments in equity securities can carry additional risks and may have other characteristics that require investments to be made indirectly through blocker entities or otherwise. In addition, if an issuer of equity securities in which we have invested sells additional shares of its equity securities, our interest in the issuer may be diluted and the value of our investment could decrease. For the foregoing reasons, investments in equity securities can be highly speculative and carry a substantial risk of loss of investment.

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
Our investments may include OID and PIK instruments. To the extent OID and PIK constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in income for financial reporting purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and taxable income prior to receipt of cash, including the following:
•Original issue discount instruments may have unreliable valuations because the accruals require judgments about collectability or deferred payments and the value of any associated collateral;
•Original issue discount instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower;
•For U.S. GAAP purposes, cash distributions to shareholders that include a component of OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income may come from the cash invested by the shareholders, the 1940 Act does not require that shareholders be given notice of this fact;
•The presence of OID and PIK creates the risk of non-refundable cash payments to our Adviser in the form of incentive fees on income based on non-cash OID and PIK accruals that may never be realized; and
•In the case of PIK, “toggle” debt, which gives the issuer the option to defer an interest payment in exchange for an increased interest rate in the future, the PIK election has the simultaneous effect of increasing the investment income, thus increasing the potential for realizing incentive fees.

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
The net proceeds from the sale of our shares will be used for our investment opportunities, and, if necessary, the payment of operating expenses and the payment of various fees and expenses such as base management fees, incentive fees, other fees and distributions. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. We are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our tax treatment as a RIC. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to diversify our portfolio and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

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
Many of our debt investments are based on floating interest rates, such as LIBOR, SOFR, SONIA, the Euro Interbank Offered Rate (“EURIBOR”), the Federal Funds Rate or the Prime Rate, that reset on a periodic basis, and that many of our investments will be subject to interest rate floors. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income, which also could be negatively impacted by our borrowers making prepayments on their loans. On the other hand, an increase in interest rates could increase the interest repayment obligations of our borrowers and result in challenges to their financial performance and ability to repay their obligations. In addition, our cost of funds likely will increase because the interest rates on the majority of amounts we may borrow are likely to be floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor will not increase until interest rates exceed the applicable floor.
Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. Moreover, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock. U.S. Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. In an effort to combat inflation the Federal Reserve has increased the federal funds rate in 2022 and is widely expected to further increase the federal funds rate in 2023. Market volatility, rising interest rates, uncertainty around interest rates and/or a return to unfavorable economic conditions could adversely affect our business.
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
To the extent that we make floating rate debt investments, a rise in the general level of interest rates would lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase in the amount of the Incentive Fee payable to our Adviser.
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
We may make investments in portfolio companies that are domiciled outside of the United States. Our investments in foreign portfolio companies are deemed “non-qualifying assets,” which means that, as required by the 1940 Act, such investments, along with other investments in non-qualifying assets, may not constitute more than 30% of our total assets at the time of our acquisition of any such asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:
•foreign governmental laws, rules and policies, including those relating to taxation and bankruptcy and restricting the ownership of assets in the foreign country or the repatriation of profits from the foreign country to the United States and any adverse changes in these laws;
•foreign currency devaluations that reduce the value of and returns on our foreign investments;
•adverse changes in the availability, cost and terms of investments due to the varying economic policies of a foreign country in which we invest;
•adverse changes in tax rates, the tax treatment of transaction structures and other changes in operating expenses of a particular foreign country in which we invest;
•the assessment of foreign-country taxes (including withholding taxes, transfer taxes and value added taxes, any or all of which could be significant) on income or gains from our investments in the foreign country;
•changes that adversely affect the social, political and/or economic stability of a foreign country in which we invest;
•high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;
•deflationary periods in the foreign countries in which we invest, which could reduce demand for our assets in those countries and diminish the value of such investments and the related investment returns to us; and
•legal and logistical barriers in the foreign countries in which we invest that materially and adversely limit our ability to enforce our contractual rights with respect to those investments.
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

We expose ourselves to risks when we engage in hedging transactions.
We have entered, and may in the future enter, into hedging transactions, which may expose us to risks associated with such transactions. We may seek to utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates and the relative value of certain debt securities from changes in market interest rates. Use of these hedging instruments may include counter-party credit risk. To the extent we have non-U.S. investments, particularly investments denominated in non-U.S. currencies, our hedging costs will increase.
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

The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging. In connection with the September 2027 Notes, which bear interest at a fixed rate, we entered into an interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. However, unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure. Also, where a put or call option on a particular security is purchased to hedge against price movements in a related security, the price of the put or call option may move more or less than the price of the related security. If restrictions on exercise were imposed, we might be unable to exercise an option we had purchased. If we were unable to close out an option that we had purchased on a security, it would have to exercise the option in order to realize any profit or the option may expire worthless.

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
The Dodd-Frank Act and the CFTC enacted and the SEC has issued rules to implement broad new regulatory and structural requirements applicable to OTC derivatives markets and, to a lesser extent, listed commodity futures (and futures options) markets. Similar changes are in the process of being implemented in other major financial markets.
The CFTC and the SEC have issued final rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. Our Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator with respect to our operations, with the result that we are limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, we are subject to strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts we have entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio.
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
In October 2020, the SEC adopted Rule 18f-4, which requires a BDC (or a registered investment company) that uses derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program and implement certain testing and board reporting requirements. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
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
Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we are not targeting any specific industries, our investments may be focused on relatively few industries. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns. For example, as of December 31, 2022, our investments in internet software and services represented 13.6% of our portfolio at fair value. Our investments in internet software and services are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks. In addition, as of December 31, 2022, our investments in healthcare providers and services represented 14.4% of our portfolio at fair value. Our investments in healthcare providers and services are subject to a variety of risks, including, but not limited to, additional or changing government regulations and policies that could increase compliance and other costs of doing business, risks related to medical technology, and scarcity of management and other personnel with appropriate training, which may impact the business of such portfolio companies. In addition, as of December 31, 2022, our investments in insurance represented 9.7% of our portfolio at fair value. The U.S. insurance industry is heavily regulated and our investments in insurance are subject to a variety of risks, including, but not limited to, additional or changing government regulations that could increase compliance and other costs of doing business, which may impact the business of such portfolio companies.
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
We invest primarily in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies including that they:
•have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress;
•may have limited financial resources and may be unable to meet their obligations under their debt obligations that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment;
•may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;
•are more likely to depend on the management talents and efforts of a small group of persons and, therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the company and, in turn, on us; and
•generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.
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
Finally, little public information generally exists about private companies and these companies may not have third-party credit ratings or audited financial statements. We must therefore rely on the ability of our Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies, and to monitor the activities and performance of these investments. To the extent that we (or other clients of our Adviser) may hold a larger number of investments, greater demands will be placed on our Adviser’s time, resources and personnel in monitoring such investments, which may result in less attention being paid to any individual investment and greater risk that our investment decisions may not be fully informed. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act of 2002 and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.
Certain investment analyses and decisions by our Adviser may be required to be undertaken on an expedited basis.
Investment analyses and decisions by our Adviser may be required to be undertaken on an expedited basis to take advantage of certain investment opportunities. While we generally will not seek to make an investment until our Adviser has conducted sufficient due diligence to make a determination as to the acceptability of the credit quality of the investment and the underlying issuer, in such cases, the information available to our Adviser at the time of making an investment decision may be limited. Therefore, no assurance can be given that our Adviser will have knowledge of all circumstances that may adversely affect an investment. In addition, our Adviser may rely upon independent consultants and others in connection with its evaluation of proposed investments. No assurance can be given as to the accuracy or completeness of the information provided by such independent consultants and we may incur liability as a result of such consultants’ actions, many of whom we will have limited recourse against in the event of any such inaccuracies.

We may not have the funds or ability to make additional investments in our portfolio companies.
After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we do have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we are limited in our ability to do so by compliance with BDC requirements, or in order to maintain our RIC status. Our ability to make follow-on investments may also be limited by our Adviser’s allocation policies. Any decision not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful investment or may reduce the expected return to us on the investment.

We are subject to certain risks as a result of our interests in the CLO Preferred Shares.
Under the terms of the loan sale agreements entered into in connection with our debt securitization transactions with respect to the CLO (the “CLO Transaction”), we contributed to Owl Rock CLO VIII, LLC, a Delaware limited liability company (the "CLO Issuer") all of the ownership interest in the portfolio loans and participations held by the CLO Issuer on the closing date for the CLO Transaction for the purchase price and other consideration set forth in such loan sale agreements. As a result of the CLO Transaction, we hold all of the preferred shares issued by the CLO Issuer (collectively, the “CLO Preferred Shares”), which comprise 100% of the equity interests (other than certain nominal interests held by a charitable trust for purposes of limiting the ability of the CLO Issuer to file for bankruptcy), in the CLO Issuer. As a result, we expect to consolidate the financial statements of the CLO Issuer in our consolidated financial statements. However, once sold or contributed to a CLO, the underlying loans and participation interests have been securitized and are no longer our direct investment, and the risk return profile has been altered. In general, rather than holding interests in the underlying loans and participation interests, the CLO Transaction resulted in us holding equity interests in the CLO Issuer, with the CLO Issuer holding the underlying loans. As a result, we are subject both to the risks and benefits associated with the equity interests of the CLO Issuer (i.e., the CLO Preferred Shares) and, indirectly, the risks and benefits associated with the underlying loans and participation interests held by the CLO Issuer. In addition, our ability to sell, amend or otherwise modify an underlying loan held by the CLO Issuer is subject to certain conditions and restrictions under the CLO Transaction, which may prevent us from taking actions that we would take if we held such underlying loan directly.

The subordination of the CLO Preferred Shares will affect our right to payment.
The respective CLO Preferred Shares are subordinated to the notes issued and amounts borrowed by the CLO Issuer (collectively, the “CLO Debt”), respectively, and certain fees and expenses. If an overcollateralization test or an interest coverage test is not satisfied as of a determination date, the proceeds from the underlying loans otherwise payable to the CLO Issuer (which the CLO Issuer could have distributed with respect to the CLO Preferred Shares of the CLO Issuer) will be diverted to the payment of principal on the CLO Debt of the CLO Issuer. See “—The CLO Indentures require mandatory redemption of the respective CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.”
On the scheduled maturity of the CLO Debt of the CLO Issuer or if such CLO Debt is accelerated after an event of default, proceeds available after the payment of certain administrative expenses will be applied to pay both principal of and interest on the such CLO Debt until such CLO Debt is paid in full before any further payment will be made on the CLO Preferred Shares of such CLO Issuer. As a result, such CLO Preferred Shares would not receive any payments until such CLO Debt is paid in full and under certain circumstances may not receive payments at any time.
In addition, if an event of default occurs and is continuing with respect to the CLO Debt of a CLO Issuer, the holders of the CLO Debt will be entitled to determine the remedies to be exercised under the indenture pursuant to which the CLO Debt was issued (the “CLO Indenture”). Remedies pursued by the holders of CLO Debt could be adverse to our interests as the holder of CLO Preferred Shares, and the holders of CLO Debt will have no obligation to consider any possible adverse effect on such our interest or the interest of any other person. See “ —The holders of certain CLO Debt will control many rights under the CLO Indentures and therefore, we will have limited rights in connection with an event of default or distributions thereunder.”
The CLO Preferred Shares represent leveraged investments in the underlying loan portfolio of the CLO Issuer, which is a speculative investment technique that increases the risk to us as the owner of the CLO Preferred Shares. As the junior interest in a leveraged capital structure, the CLO Preferred Shares will bear the primary risk of deterioration in the performance of the applicable CLO Issuer and its portfolio of underlying loans.

The holders of certain CLO Debt will control many rights under the CLO Indenture and therefore, we will have limited rights in connection with an event of default or distributions thereunder.
Under each CLO Indenture, as long as any CLO Debt of the CLO Issuer is outstanding, the holders of the senior-most outstanding class of such CLO Debt will have the right to direct the trustee or the CLO Issuer to take certain actions under the CLO Indenture, subject to certain conditions. For example, these holders will have the right, following an event of default, to direct certain actions and control certain decisions, including the right to accelerate the maturity of applicable CLO Debt and, under certain circumstances, the liquidation of the collateral. Remedies pursued by such holders upon an event of default could be adverse to our interests.
Although we, as the holder of the CLO Preferred Shares, will have the right, subject to the conditions set forth in the CLO Indenture, to purchase assets in any liquidation of assets by the collateral trustee, if an event of default has occurred and is continuing, we will not have any creditors’ rights against the CLO Issuer and will not have the right to determine the remedies to be exercised under the CLO Indenture. There is no guarantee that any funds will remain to make distributions to us as the holder of the CLO Preferred Shares following any liquidation of assets and the application of the proceeds from such assets to pay the CLO Debt and the fees, expenses, and other liabilities payable by the CLO Issuer.

The CLO Indenture requires mandatory redemption of the respective CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.
Under the CLO Indenture governing the CLO Transaction, there are two coverage tests applicable to CLO Debt. These tests apply to each CLO Transaction separately.
The first such test, the interest coverage test, compares the amount of interest proceeds received and, other than in the case of defaulted loans, scheduled to be received on the underlying loans held by the CLO Issuer to the amount of interest due and payable on the CLO Debt of the CLO Issuer and the amount of fees and expenses senior to the payment of such interest in the priority of distribution of interest proceeds. To satisfy this test interest received on the portfolio loans held by the CLO Issuer must equal at least 120% of the amount equal to the interest payable on the Class A debt and the Class B Notes of such CLO Issuer plus the senior fees and expenses, and 115% of the Class C Notes plus the senior fees and expenses.
The second such test, the overcollateralization test, compares the adjusted collateral principal amount of the portfolio of underlying loans of the CLO Issuer to the aggregate outstanding principal amount of the CLO Debt of the CLO Issuer. To satisfy this second test at any time, this adjusted collateral principal amount for CLO VIII must equal at least 138.46% of the outstanding principal amount of the CLO VIII Class A Debt and Class B Notes, and 126.90% of the Class C Notes. In this test, certain reductions are applied to the principal balance of underlying loans in connection with certain events, such as defaults or ratings downgrades to “CCC” levels or below with respect to the loans held by the CLO Issuer. These adjustments increase the likelihood that this test is not satisfied.
If either coverage test with respect to a CLO Transaction is not satisfied on any determination date on which such test is applicable, the CLO Issuer must apply available amounts to redeem its CLO Debt in an amount necessary to cause such test to be satisfied. This would reduce or eliminate the amounts otherwise available to make distributions to us as the holder of the CLO Preferred Shares of the CLO Issuer.

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
The effect of global climate change and climate-change related regulation and sustainability concerns could impact the operations of our portfolio companies and adversely affect our business.
Global climate change is widely considered to be a significant threat to the global economy. Our portfolio companies face risks associated with climate change, including physical risks such as an increased frequency of extreme weather events and rising seal level temperatures. For some of our portfolio companies, climate change may also impact their profitability and costs, as well as pose systemic risks for their businesses. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

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

If we are unable to raise substantial funds in our ongoing, continuous “best efforts” offering, we may be limited in the number and type of investments we may make, and the value of your investment in us may be reduced in the event our assets under- perform.
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
Beginning with the first full calendar quarter after the date that we sell shares to a person or entity other than our Adviser, our directors, officers and/or other affiliated persons and entities, we may, from time to time, determine to repurchase a portion of the shares of our common stock, and if we do, we expect that only a limited number of shares will be eligible for repurchase. In addition, any such repurchases will be at a price equal to the net offering price per share on each Repurchase Date, except that shares that have not been outstanding for at least one year will be subject to an Early Withdrawal Charge. As a result, the price at which we repurchase shares may be at a discount to the price at which you purchased shares of common stock in our offering. The share repurchase program, if implemented, will include numerous restrictions that limit your ability to sell your shares, and share repurchases may not be available each month. For example, to the extent we choose to repurchase shares in any particular quarter, we intend to limit the number of shares to be repurchased in each quarter to no more than 5.00% of our outstanding shares of common stock. Our Board reserves the right, in its sole discretion, to limit the number of shares to be repurchased for each class by applying the limitations on the number of shares to be repurchased on a per class basis. Economic events affecting the U.S. economy, such as volatility in the financial markets, inflation, higher interest rates or global or national events that are beyond our control, could cause an increased number of shares to be put to us for repurchase. To the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-serve basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law. These limits may prevent us from accommodating all repurchase requests made in any month.
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

A shareholder's interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.

No class of our common stock grants shareholders preemptive rights to purchase any shares we issue in the future. Our charter authorizes us to issue up to 3 billion shares of common stock.

Pursuant to our charter, a majority of our entire Board may amend our charter to increase the number of shares of common stock we may issue without shareholder approval. Our Board may elect to sell additional shares in the future or issue equity interests in private offerings. To the extent we issue additional equity interests at or below net asset value, your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares.
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
The net asset value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
•changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•loss of RIC tax treatment or BDC status;
•distributions that exceed our net investment income and net income as reported according to U.S. GAAP;
•changes in earnings or variations in operating results;
•changes in accounting guidelines governing valuation of our investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•departure of our Adviser or certain of its key personnel;
•general economic trends and other external factors; and
•loss of a major funding source

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
Subject to our Board’s discretion and applicable legal restrictions, we intend to authorize and declare cash distributions on a monthly or quarterly basis and pay such distributions on a monthly basis. We expect to pay distributions out of assets legally available for distribution. However, we cannot assure you that we will achieve investment results that will allow us to make a consistent targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of the risks described herein. Further, the per share amount of distributions on Class S, Class D and Class I shares may differ because of different allocations of class-specific expenses. For example, distributions on Class S and Class D shares will be lower than on Class I shares because Class S and Class D shares are subject to different ongoing servicing fees. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC under the 1940 Act can limit our ability to pay distributions. Distributions from sources other than cash flows also could reduce the amount of capital we ultimately invest in debt or equity securities of portfolio companies. We cannot assure you that we will pay distributions to our shareholders in the future.

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

Distributions on our common stock may exceed our taxable earnings and profits. Therefore, portions of the distributions that we pay may represent a return of capital to you. A return of capital is a return of a portion of your original investment in shares of our common stock. As a result, a return of capital will (i) lower your tax basis in your shares and thereby increase the amount of capital gain (or decrease the amount of capital loss) realized upon a subsequent sale or redemption of such shares, and (ii) reduce the amount of funds we have for investment in portfolio companies. We have not established any limit on the extent to which we may use offering proceeds to fund distributions.
We may pay our distributions from offering proceeds in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in your shares, thereby increasing the amount of capital gain (or decreasing the amount of capital loss) realized upon a subsequent sale or redemption of such shares, even if such shares have not increased in value or have, in fact, lost value. Distributions from offering proceeds also could reduce the amount of capital we ultimately have available to invest in portfolio companies.

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

If we issue preferred stock or convertible debt securities, the net asset value of our common stock may become more volatile.
We cannot assure you that the issuance of preferred stock and/or convertible debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock or convertible debt would likely cause the net asset value of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the convertible debt securities, were to approach the net rate of return on our investment portfolio, the benefit of such leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or convertible debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock or debt securities. This decline in net asset value would also tend to cause a greater decline in the market price, if any, for our common stock.
There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios, which may be required by the preferred stock or convertible debt, or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund the redemption of some or all of the preferred stock or convertible debt. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, convertible debt, or any combination of these securities. Holders of preferred stock or convertible debt may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

Holders of any preferred stock that we may issue will have the right to elect certain members of the Board and have class voting rights on certain matters.
The 1940 Act requires that holders of shares of preferred stock must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including changes in fundamental investment restrictions and conversion to open end status and, accordingly, preferred shareholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our tax treatment as a RIC for U.S. federal income tax purposes. Our board of directors has passed a resolution that no preferred stock will be issued that has voting rights that will limit or subordinate voting rights of the holders of our common stock afforded by the Omnibus Guidelines issued by NASAA. However, there can be no assurance that our Board will not issue preferred stock in the future.

A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or our notes, if any, or change in the debt markets, could cause the liquidity or market value of our notes to decline significantly.
Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of our notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion.

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
Legislative or other actions relating to taxes could have a negative effect on us. The laws pertaining to U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The Biden administration has enacted significant changes to the existing U.S. tax laws, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have adverse tax consequences, such as significantly and negatively affecting our ability to qualify for tax treatment as a RIC or negatively affecting the U.S. federal income tax consequences applicable to us and our investors as a result of such qualification. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.

We will be subject to U.S. federal income tax at corporate rates if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.
To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements. See “ITEM 1. BUSINESS — Certain U.S. Federal Income Tax Considerations.”
The Annual Distribution Requirement for a RIC generally will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short term capital gains over realized net long term capital losses. In addition, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M. We would be taxed, at regular corporate rates, on retained income and/or gains, including any short term capital gains or long term capital gains. We also must make distributions to satisfy an additional Excise Tax Avoidance Requirement in order to avoid a 4% excise tax on certain undistributed income. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay excise taxes and (2) fail to qualify for RIC tax treatment, and thus become subject to corporate level income tax on our taxable income (including gains).
The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain "qualified publicly traded partnerships," or other income derived from the business of investing in stock or securities.
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, at least 50% of the value of our assets must consist of cash, cash equivalents (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25% of the value of our assets can be invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses, or (iii) the securities of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to U.S. federal income tax at corporate rates, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.
We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to U.S. federal and state corporate income taxes. We may invest in certain foreign debt and equity investments, which could be subject to foreign taxes (such as income tax, withholding, and value added taxes).
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, since we will likely hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK, secondary market purchases of debt securities at a discount to par, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as unrealized appreciation for foreign currency forward contracts and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to limit deferral and generally require the current inclusion of income derived by the entity. In certain circumstances, this could require us to recognize income where we do not receive a corresponding payment in cash.
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
We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to U.S. federal income tax.

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
We and our portfolio companies are subject to regulation by laws at the local, state, and federal levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. For example, on August 16, 2022, the Biden administration enacted the Inflation Reduction Act of 2022, which modifies key aspects of the Code, including by creating an alternative minimum tax on certain large corporations and an excise tax on stock repurchases by certain corporations. We are currently assessing the potential impact of these legislative changes. Any new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.

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

Heightened scrutiny of the financial services industry by regulators may materially and adversely affect our business.
The financial services industry has been the subject of heightened scrutiny by regulators around the globe. In particular, the SEC and its staff have focused more narrowly on issues relevant to alternative asset management firms, including by forming specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and employees. In recent periods there have been a number of enforcement actions within the industry, and it is expected that the SEC will continue to pursue enforcement actions against asset managers.
While the SEC’s recent lists of examination priorities include such items as cybersecurity compliance and controls and conducting risk-based examinations of investment advisory firms, it is generally expected that the SEC’s oversight of alternative asset managers will continue to focus substantially on concerns related to fiduciary duty transparency and investor disclosure practices. Although the SEC has cited improvements in disclosures and industry practices in this area, it has also indicated that there is room for improvement in particular areas, including fees and expenses (and the allocation of such fees and expenses) and co-investment practices. To this end, many investment advisory firms have received inquiries during examinations or directly from the SEC’s Division of Enforcement regarding various transparency-related topics, including the acceleration of monitoring fees, the allocation of broken-deal expenses, outside business activities of firm principals and employees, group purchasing arrangements and general conflicts of interest disclosures. While we believe we have made appropriate and timely disclosures regarding the foregoing, the SEC staff may disagree.
Further, the SEC has highlighted BDC board oversight and valuation practices as one of its areas of focus in investment adviser examinations and has instituted enforcement actions against advisers for misleading investors about valuation.
If the SEC were to investigate our Adviser and find errors in its methodologies or procedures, our Adviser could be subject to penalties and fines, which could in turn harm our reputation and our business, financial condition and results of operations could be materially and adversely affected. Similarly, from time to time we or our Adviser could become the subject of litigation or other similar claims. Any investigations, litigation or similar claims could continue without resolution for long periods of time and could consume substantial amounts of our management’s time and attention, and that time and attention and the devotion of associated resources could, at times, be disproportionate to the amounts at stake. Investigations, litigations and other claims are subject to inherent uncertainties, and a material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome in an investigation, litigation or other similar claims becomes probable and reasonably estimable. In addition, we could incur expenses associated with defending ourselves against investigations, litigation and other similar claims, and these expenses could be material to our earnings in future periods.
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
On the other hand, recent governmental intervention could mean that the willingness of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.
Our Bylaws include an exclusive forum selection provision, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other agents.
Our Bylaws require that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City (or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf (ii) any action asserting a claim of breach of any standard of conduct or legal duty owed by any of our directors, officers or other agents to us or to our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the MGCL or the Charter or the Bylaws (as either may be amended from time to time), or (iv) any action asserting a claim governed by the internal affairs doctrine. This exclusive forum selection provision in our Bylaws will not apply to claims arising under the federal securities laws, including the Securities Act and the Exchange Act. There is uncertainty as to whether a court would enforce such a provision, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. In addition, this provision may increase costs for shareholders in bringing a claim against us or our directors, officers or other agents. Any investor purchasing or otherwise acquiring our shares is deemed to have notice of and consented to the foregoing provision. The exclusive forum selection provision in our Bylaws may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other agents, which may discourage lawsuits against us and such persons. It is also possible that, notwithstanding such exclusive forum selection provision, a court could rule that such provision is inapplicable or unenforceable. If this occurred, we may incur additional costs associated with resolving such action in another forum, which could materially adversely affect our business, financial condition and results of operations.
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
Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, portfolio monitoring, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. There could be:
•sudden electrical or telecommunications outages;
•natural disasters such as earthquakes, tornadoes and hurricanes;
•disease pandemics, including the COVID-19 pandemic;
•events arising from local or larger scale political or social matters, including terrorist acts;
•outages due to idiosyncratic issues at specific service providers; and
•cyber-attacks.
These events, in turn, could have a material adverse effect on our operating results and negatively affect the net asset value of our common stock and our ability to pay distributions to our shareholders.
We are subject to risks in using custodians, counterparties, administrators and other agents.
We depend on the services of custodians, counterparties, administrators and other agents to carry out certain transactions and other administrative services, including compliance with regulatory requirements in U.S. and non-U.S. jurisdictions. We are subject to risks of errors and mistakes made by these third parties, which may be attributed to us and subject us or our shareholders to reputational damage, penalties or losses. We depend on third parties to provide primary and back up communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, portfolio monitoring, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. The terms of the contracts with third-party service providers are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight. Accordingly, we may be unsuccessful in seeking reimbursement or indemnification from these third-

party service providers. In addition, we rely on a select number of third-party services providers and replacement of any one of our service providers could be difficult and result in disruption and expense.
Internal and external cybersecurity threats and risks, as well as other disasters, may adversely affect our business or the business of our portfolio companies by impairing the ability to conduct business effectively.
Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency in the future. The occurrence of a disaster, such as a cyber-attack against us, any of our portfolio companies, or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.
We, and our portfolio companies, depend heavily upon computer systems to perform necessary business functions. Despite the implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.
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
Moreover, the increased use of mobile and cloud technologies due to the proliferation of remote work resulting from the COVID-19 pandemic could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. Extended periods of remote working, whether by us, our portfolio companies, or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above, are heightened under the current conditions.
We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident
In addition, cybersecurity has become a top priority for global lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If we or our Adviser or certain of its affiliates, fail to comply with the relevant and increasing laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.
Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business.
We operate in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the California Consumer Privacy Act that went into effect on January 1, 2020, and the New York SHIELD Act, which went into effect on March 1, 2020. In addition, the SEC announced that one of the 2019 examination priorities for the Office of Compliance Inspections and Examinations was to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls. Further, the European General Data

Protection Regulation (the “GDPR”) came into effect in May 2018. Data protection requirements under the GDPR are more stringent than those imposed under prior European legislation. There are substantial financial penalties for breach of the GDPR, including up to the higher of 20 million Euros or 4% of group annual worldwide turnover. Non-compliance with any of the aforementioned laws or other similar laws, therefore, represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our, our employees’ or our product investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our product investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our product investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our product investors and clients to lose confidence in the effectiveness of our security measures.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters are located at 399 Park Avenue, 37th Floor, New York, New York 10022 and are provided by the Adviser in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings
Neither we nor the Adviser are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures
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

The following tables summarize transactions with respect to shares of our common stock during the years ended December 31, 2022, 2021, and 2020:

	For the Year Ended December 31, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	138,716,357	$1,281,798	29,988,942	$275,634	238,170,125	$2,182,504	406,875,424	$3,739,936
Shares/gross proceeds from the private placements	—	—	—	—	14,129,039	129,327	14,129,039	129,327
Reinvestment of distributions	3,532,070	32,022	1,200,084	10,905	6,299,574	57,235	11,031,728	100,162
Repurchased shares	(5,997,912)	(54,182)	(846,059)	(7,645)	(15,890,220)	(143,936)	(22,734,191)	(205,762)
Total shares/gross proceeds	136,250,515	1,259,638	30,342,967	278,895	242,708,518	2,225,130	409,302,000	3,763,664
Sales load	—	(11,111)	—	(481)	—	—	—	(11,592)
Total shares/net proceeds	136,250,515	$1,248,527	30,342,967	$278,413	242,708,518	$2,225,130	409,302,000	$3,752,071

	For the Year Ended December 31, 2021
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	60,515,400	$568,479	18,426,554	$171,456	88,545,531	$823,758	167,487,485	$1,563,693
Shares/gross proceeds from the private placements	—	—	—	—	—	—	—	—
Reinvestment of distributions	201,649	1,877	137,104	1,274	418,652	3,897	757,405	7,048
Repurchased shares	(16,129)	(150)	(11,327)	(106)	(161,083)	(1,504)	(188,539)	(1,760)
Total shares/gross proceeds	60,700,920	570,206	18,552,331	172,624	88,803,100	826,151	168,056,351	1,568,981
Sales load	—	(5,223)	—	(118)	—	—	—	(5,341)
Total shares/net proceeds	60,700,920	$564,983	18,552,331	$172,506	88,803,100	$826,151	168,056,351	$1,563,640

	For the Year Ended December 31, 2020 (1)
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	—	$—	—	$—	1,300,100	$13,001	1,300,100	$13,001
Shares/gross proceeds from the private placements	—	—	—	—	—	—	—	—
Reinvestment of distributions	—	—	—	—	—	—	—	—
Repurchased shares	—	—	—	—	—	—	—	—
Total shares/gross proceeds	—	—	—	—	1,300,100	13,001	1,300,100	13,001
Sales load	—	—	—	—	—	—	—	—
Total shares/net proceeds	—	$—	—	$—	1,300,100	$13,001	1,300,100	$13,001

(1)The Company commenced operations on November 10, 2020.

The following table details the selling commissions, Dealer Manager fees, and shareholder servicing fees for each applicable share class as of December 31, 2022:

	Class S Shares	Class D Shares	Class I Shares
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	up to 1.5%	—
Stockholder servicing fee (% of NAV)	0.85%	0.25%	—

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

Distribution Policy

To qualify for tax treatment as a RIC, we must distribute (or be treated as distributing) in each taxable year dividends of an amount equal to at least 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gains reduced by deductible expenses) and 90% of our net tax-exempt income for that taxable year. As a RIC, we generally will not be subject to U.S. federal income tax at corporate rates on our investment company taxable income and net capital gains that we distribute to shareholders. We may be subject to a nondeductible 4% U.S. federal excise tax if we do not distribute (or are treated as distributing) in each calendar year an amount at least equal to the sum of:

•98% of our net ordinary income, excluding certain ordinary gains and losses, recognized during a calendar year;
•98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and
•100% of any income or gains recognized, but not distributed, in preceding years.

We have previously incurred, and can be expected to incur in the future, such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may not choose to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A RISK FACTORS – Risks Related to U.S. Federal Income Tax – We will be subject to U.S. federal income tax at the corporate rates if we are unable to qualify and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.”

Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were recorded during the years ended December 31, 2022 and 2021:

Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 2, 2021	January 31, 2022	February 23, 2022	$0.05580	$3,798	$1,094	$6,347
November 2, 2021	February 28, 2022	March 24, 2022	0.05580	4,593	1,367	7,312
November 2, 2021	March 31, 2022	April 25, 2022	0.05580	5,334	1,673	8,860
February 23, 2022	April 30, 2022	May 24, 2022	0.05580	6,147	1,767	10,893
February 23, 2022	May 31, 2022	June 23, 2022	0.05580	6,896	2,003	12,307
February 23, 2022	June 30, 2022	July 26, 2022	0.05580	7,613	2,110	13,541
May 3, 2022	July 31, 2022	August 24, 2022	0.06038	8,877	2,445	15,923
May 3, 2022	August 31, 2022	September 26, 2022	0.06038	9,247	2,505	16,982
May 3, 2022	September 30, 2022	October 26, 2022	0.06643	10,779	2,902	19,803
October 23, 2022	October 31, 2022	November 28, 2022	0.06643	11,169	3,007	20,728
November 22, 2022	November 30, 2022	December 23, 2022	0.06643	11,567	3,113	21,596
December 5, 2022	December 31, 2022	January 26, 2023	0.06643	11,774	3,153	22,109
		Total	$0.72128	$97,794	$27,139	$176,401

(1)Distributions per share are gross of shareholder servicing fees.

Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
February 23, 2021	March 31, 2021	April 28, 2021	0.05146	—	16	194
February 23, 2021	April 30, 2021	May 27, 2021	0.05146	33	54	418
February 23, 2021	May 31, 2021	June 24, 2021	0.05146	91	101	558
February 23, 2021	June 30, 2021	July 27, 2021	0.05146	129	168	839
May 5, 2021	July 31, 2021	August 23, 2021	0.05146	294	222	1,116
May 5, 2021	August 31, 2021	September 27, 2021	0.05146	432	270	1,648
May 5, 2021	September 30, 2021	October 25, 2021	0.05146	789	354	2,209
August 3, 2021	October 31, 2021	November 22, 2021	0.05291	1,379	707	3,125
August 3, 2021	November 30, 2021	December 22, 2021	0.05435	2,060	867	3,997
August 3, 2021	December 31, 2021	January 27, 2022	0.05580	2,979	999	5,027
		Total	$0.52328	$8,186	$3,758	$19,131

(1)Distributions per share are gross of shareholder servicing fees.

On December 5, 2022, the Company’s Board declared a distribution of (i) $0.06643 per share, payable on or before January 31, 2023 to shareholders of record as of December 31, 2022, and (ii) $0.06765 per share, payable on or before February 28, 2023 to shareholders of record as of January 31, 2023. The Company’s Board also declared a special distribution to the Company’s shareholders. This special distribution is in addition to those distributions previously declared and announced. This additional distribution, in the amount of $0.02 per share, will be payable on or before February 28, 2023 to shareholders of record as of January 31, 2023.

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

Holders

As of March 10, 2023, there were 13,809, 2,802, and 9,384 holders of record of our Class S, Class D, and Class I common stock, respectively.

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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
August 25, 2021	D	September 30, 2021	$55	$9.31	5,933
August 25, 2021	I	September 30, 2021	$291	$9.32	31,255
November 26, 2021	S	December 30, 2021	$150	$9.33	16,129
November 26, 2021	D	December 30, 2021	$51	$9.34	5,394
November 26, 2021	I	December 30, 2021	$1,213	$9.34	129,828
February 25, 2022	S	March 31, 2022	$6,001	$9.24	649,420
February 25, 2022	D	March 31, 2022	$304	$9.25	32,853
February 25, 2022	I	March 31, 2022	$16,978	$9.26	1,833,520
May 25, 2022	S	June 30, 2022	$8,365	$8.84	946,284
May 25, 2022	D	June 30, 2022	$1,110	$8.86	125,276
May 25, 2022	I	June 30, 2022	$18,414	$8.88	2,073,617
August 25, 2022	S	September 30, 2022	$8,769	$8.99	975,399
August 25, 2022	D	September 30, 2022	$1,132	$9.00	125,759
August 25, 2022	I	September 30, 2022	$33,853	$9.01	3,757,292
November 28, 2022	S	December 31, 2022	$31,047	$9.06	3,426,809
November 28, 2022	D	December 31, 2022	$5,098	$9.07	562,171
November 28, 2022	I	December 31, 2022	$74,691	$9.08	8,225,791

Senior Securities
Information about our senior securities is shown in the following table as of the end of the fiscal years ended December 31, 2022, 2021, and 2020.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Promissory Note (5)
December 31, 2022	$—	$—	—	N/A
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$10.0	$2,226.8	—	N/A
SPV Asset Facility I
December 31, 2022	$440.4	$1,927.2	—	N/A
December 31, 2021	$301.3	$1,998.5	—	N/A
SPV Asset Facility II
December 31, 2022	$1,538.0	$1,927.2	—	N/A
December 31, 2021	$446.0	$1,998.5	—	N/A
SPV Asset Facility III
December 31, 2022	$555.0	$1,927.2	—	N/A
SPV Asset Facility IV
December 31, 2022	$465.0	$1,927.2	—	N/A
CLO VIII
December 31, 2022	$290.0	$1,927.2	—	N/A
Revolving Credit Facility
December 31, 2022	$302.3	$1,927.2	—	N/A
December 31, 2021	$451.2	$1,998.5	—	N/A
September 2026 Notes
December 31, 2022	$350.0	$1,927.2	—	N/A
December 31, 2021	$350.0	$1,998.5	—	N/A
February 2027 Notes
December 31, 2022	$500.0	$1,927.2	—	N/A
September 2027 Notes
December 31, 2022	$600.0	$1,927.2	—	N/A
March 2025 Notes
December 31, 2022	$500.0	$1,927.2	—	N/A

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
(4)Average market value per unit not applicable because the senior securities are not registered for public trading.
(5)Facility was terminated in June 2022.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Core Income Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 3 of this Annual Report on Form 10-K. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

We are managed by our Adviser. Our Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. Our Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the overall supervision of our Board, our Adviser manages the day-to-day operations of, and provides investment advisory and management services, to us. The Adviser or its affiliates may engage in certain organizational activities and receive attendant arrangement, structuring or similar fees. Our Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of management professionals.

We have received an exemptive order that permits us to offer multiple classes of shares of common stock and to impose asset-based servicing and distribution fees and early withdrawal fees. On September 30, 2020, the Advisor purchased 100 shares of our Class I common stock at $10.00 per share, which represents the initial public offering price. The Adviser will not tender these shares for repurchase as long as the Adviser remains the investment adviser of the Company. There is no current intention for the Adviser to discontinue its role. On October 15, 2020, we received a subscription agreement, totaling $25.0 million for the purchase of Class I common shares of our common stock from Owl Rock Feeder FIC ORCIC Equity LLC (“Feeder FIC Equity”), an entity affiliated with the Adviser. On November 12, 2020, we commenced our initial public offering pursuant to which we offered, on a continuous basis, $2,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock, and we sold 700,000 shares pursuant to the subscription agreement with Feeder FIC Equity and met the minimum offering requirement for our continuous public offering. The purchase price of these shares sold in the private placement was $10.00 per share. As of March 31, 2021, we had called all of the $25.0 million commitment from Feeder FIC Equity. On February 14, 2022, we commenced our follow-on offering, on a continuous basis, of up to $7,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager”). The Dealer Manager is entitled to receive upfront selling commissions of up to 3.50% of the offering price of each Class S share sold in the offering and 1.50% of the offering price of each Class D share sold. Class I shares are not subject to upfront selling commissions. Any upfront selling commissions for the Class S shares and Class D shares sold in the offering will be deducted from the purchase price. Class S, Class D and Class I shares were offered at initial purchase prices per shares of $10.35, $10.15 and $10.00, respectively. Currently, the purchase price per share for each class of common stock varies, but will not be sold at a price below our net asset value per share of such class, as determined in accordance with our share pricing policy, plus applicable upfront selling commissions. We also engage in private placements of our common stock.

Since meeting the minimum offering requirement and commencing our continuous public offering through December 31, 2022, we have issued 199,231,757 shares of Class S common stock, 48,415,495 shares of Class D common stock, and 342,144,794 shares of Class I common stock for gross proceeds of $1,850.3 million, $447.1 million, and $3,148.6 million, respectively, including $1,000 of seed capital contributed by our Adviser in September 2020, approximately $25.0 million in gross proceeds raised in the private placement from Feeder FIC Equity, and 14,129,039 shares of our Class I common stock issued in a private placement issued to feeder vehicles primarily created to hold our Class I shares for gross proceeds of approximately $129.3 million. The shares purchased by the Adviser and Feeder FIC Equity are subject to a lock-up pursuant to FINRA Rule 5110(e)(1) for a period of 180 days from the date of commencement of sales in the offering, and the Adviser, Feeder FIC Equity, and their permitted assignees may not engage in any transaction that would result in the effective economic disposition of the Class I shares.

Our Adviser also serves as investment adviser to Owl Rock Capital Corporation and Owl Rock Capital Corporation II.

Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Owl Rock is comprised of the Adviser, Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORCPFA”), Owl Rock Technology Advisors II LLC ("ORTA II"), and Owl Rock Diversified Advisors LLC (“ORDA” and together with the Adviser, ORTA, ORTA II, ORCPFA, amd ORDA, the "Owl Rock Advisers"), which also are investment advisers. As of December 31, 2022, the Adviser and its affiliates had $68.6 billion of assets under management across the Owl Rock division of Blue Owl.

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

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (the "Order") that has been granted to our Adviser and its affiliates by the SEC to permit us to co-invest with other funds managed by our Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our order to permit us to invest in follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. The Owl Rock Advisers` investment allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of other funds managed by the Adviser or its affiliates that could avail themselves of exemptive relief and that have an investment objective similar to ours.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through December 31, 2022, our Adviser and its affiliates have originated $72.8 billion aggregate principal amount of investments, of which $69.2 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. upper middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.

We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself.

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities, including publicly traded debt instruments, which we may hold directly or through special purposes vehicles. These investments may include high-yield bonds, which are often referred to as “junk bonds”, and broadly syndicated loans. In addition, we may invest a portion of our portfolio in opportunistic investments and broadly syndicated loans, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, including publicly traded debt instruments, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than those of middle market companies, and equity investments in portfolio companies that make senior secured loan or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates. We generally intend to investment in companies with low loan to value ratios, which we consider to be 50% or lower.

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

We target portfolio companies where we can structure larger transactions that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio). As of December 31, 2022, our average investment size in each of our portfolio companies was approximately $52.0 million based on fair value. As of December 31, 2022, excluding the investment in ORCIC SLF and certain investments that fall outside our typical borrower profile, our portfolio companies representing 83.4% of our total debt portfolio based on fair value, had weighted average annual revenue of $916.4 million, weighted average annual EBITDA of $211.8 million and an average interest coverage of 2.4x.

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

A majority of our new investments are indexed to the Secured Overnight Financing Rate ("SOFR"); however, we have material contracts that are indexed to the London Interbank Offered Rate (“LIBOR”) and are monitoring this activity, evaluating the related risks and our exposure, and adding alternative language to contracts, where necessary. Certain contracts have an orderly market transition already in process. However, it is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of December 31, 2022, 98.9% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

Our investment portfolio consists of floating rate loans, and our credit facility bears interest at a floating rate. Macro trends in base interest rates like SOFR, LIBOR, and any other alternative reference rates may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.

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

Expense Support and Conditional Reimbursement Agreement

On September 30, 2020, we entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, the purpose of which was to ensure that no portion of our distributions to shareholders represented a return of capital for tax purposes. The Expense Support Agreement became effective as of November 12, 2020, the date that the Company met the minimum offering requirement.

On a quarterly basis, the Adviser reimbursed us for “Operating Expenses” (as defined below) in an amount equal to the excess of our cumulative distributions paid to our shareholders in each quarter over “Available Operating Funds” (as defined below) received by us on account of our investment portfolio during such quarter. Any payments that the Adviser was required to make pursuant to the preceding sentence are referred to herein as an “Expense Payment”.

Under the Expense Support Agreement, “Operating Expenses” was defined as all of our operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies. “Available Operating Funds” was defined as the sum of (i) our estimated investment company taxable income (including realized net short-term capital gains reduced by realized net long-term capital losses), (ii) our realized net capital gains (including the excess of realized net long-term capital gains over realized net short-term capital losses) and (iii) dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies, if any (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The Adviser’s obligation to make Expense Payments under the Expense Support Agreement automatically became a liability of the Adviser and the right to such Expense Payment was an asset of ours on the last business day of the applicable quarter. The Expense Payment for any quarter was be paid by the Adviser to us in any combination of cash or other immediately available funds, and/or offset against amounts due from us to the Adviser no later than the earlier of (i) the date on which we close our books for such quarter, or (ii) forty-five days after the end of such quarter.

Following any quarter in which Available Operating Funds exceed the cumulative distributions paid by us in respect of such quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we are required to pay such Excess Operating Funds, or a portion thereof, in accordance with the stipulations below, as applicable, to the Adviser, until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such quarter have been reimbursed. Any payments required to be made by us are referred to as a “Reimbursement Payment”.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of December 31, 2022, the amount of Expense Support payments provided by our Adviser since inception is $9.4 million.

On March 7, 2023, the Adviser terminated the Expense Support Agreement. However, our obligation to make Reimbursement Payments, subject to the conditions above, survives the termination of the Expense Support Agreement.

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

Market Trends

We believe the middle market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns based on a combination of the following factors,

Limited Availability of Capital for Middle Market Companies. We believe that regulatory and structural changes in the market have reduced the amount of capital available to U.S. middle market companies. In particular, we believe there are currently fewer providers of capital to middle market companies. We believe that many commercial and investment banks have, in recent years, de- emphasized their service and product offerings to middle market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there are a lack of market participants that are willing to hold meaningful amounts of certain middle market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle market, present an attractive opportunity to invest in middle market companies.

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

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market Mid-Year 2022 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product
(“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

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

Portfolio and Investment Activity

As of December 31, 2022, based on fair value, our portfolio consisted of 78.9% first lien senior secured debt investments (of which we consider 55.4% to be unitranche debt investments (including "last-out" portions of such loans), 10.7% second-lien senior secured debt investments, 1.9% unsecured debt investments, 1.3% investment funds and vehicles, 4.7% preferred equity investments, and 2.5% common equity investments.

As of December 31, 2022, our weighted average total yield of the portfolio at fair value and amortized cost was 10.6% and 10.5%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 10.9% and 10.7%, respectively.

As of December 31, 2022 we had investments in 206 portfolio companies with an aggregate fair value of $10.7 billion. As of December 31, 2022, we had net leverage of 1.01x debt-to-equity and we target net leverage of 0.90x-1.25x debt-to-equity.

We expect the pace of our originations to vary with the pace of repayments and the pace at which we raise funds in our public and private offerings. In periods with lower repayment volume, the pace of our originations is expected to slow. Currently, rapidly rising interest rates, reduced refinancing activity and market uncertainty has led to a decline in merger and acquisitions activity which in turn has led to decreased repayments and originations over the quarter; however, when the interest rate environment stabilizes, we expect repayments to increase. In addition, although the pace of originations has slowed, we continue to focus on investing in recession resistant industries that we are familiar with, including service oriented sectors such as software, insurance, and healthcare, and the credit quality of our portfolio remains consistent. The majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. In addition, the current lending environment is favorable to direct lenders and Owl Rock continues to have the opportunity to invest in large unitranche transactions in excess of $1 billion in size which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protections.

We also continue to invest in specialty financing portfolio companies, including ORCIC SLF, Amergin AssetCo, LSI Financing, and Fith Season and have seen a meaningful increase in the value of some of these strategic equity positions. These companies may use our capital to support acquisitions which could continue to lead to increased dividend income. See "Specialty Financing Portfolio Companies."

Many of the companies in which we invest have experienced relief from earlier supply chain disruptions resulting from the pandemic, the war between Russia and Ukraine and elements of geopolitical, economic and financial market instability. In addition, we have seen a moderation in input costs which has helped to offset the impact of rising rates and support growth. However, in the event that the U.S. economy enters into a protracted recession, it is possible that the results of some of the middle market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.

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

Our investment activity for the years ended December 31, 2022, 2021, and 2020 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Years Ended December 31,
($ in thousands)	2022	2021	2020(5)
New investment commitments
Gross originations	$9,513,338	$4,117,615	$15,980
Less: Sell downs	(229,705)	(97,800)	(269)
Total new investment commitments	$9,283,633	$4,019,815	$15,711
Principal amount of investments funded:
First-lien senior secured debt investments	$6,048,146	$2,780,567	$9,537
Second-lien senior secured debt investments	707,243	550,344	4,318
Unsecured debt investments	213,068	2,089	22
Preferred equity investments	340,291	57,120	295
Common equity investments	324,213	70,762	423
Total principal amount of investments funded	$7,632,961	$3,460,882	$14,595
Principal amount of investments sold or repaid:

	For the Years Ended December 31,
($ in thousands)	2022	2021	2020(5)
First-lien senior secured debt investments	$(751,277)	$(333,336)	$—
Second-lien senior secured debt investments	—	(52,000)	—
Unsecured debt investments	(142)	—	—
Preferred equity investments	(305)	—	—
Common equity investments	(7,350)	—	—
Total principal amount of investments sold or repaid	$(759,074)	$(385,336)	$—
Number of new investment commitments in new portfolio companies(1)	126	97	11
Average new investment commitment amount	52,481	27,633	1,425
Weighted average term for new investment commitments (in years)	5.5	6.3	6.2
Percentage of new debt investment commitments at floating rates	99.2%	98.9%	99.8%
Percentage of new debt investment commitments at fixed rates	0.8%	1.1%	0.2%
Weighted average interest rate of new debt investment commitments(2)(3)(4)	10.3%	6.6%	7.9%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	5.8%	5.8%	6.9%

(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)For the year ended December 31, 2022, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.59% as of December 31, 2022.
(3)For the year ended December 31, 2021, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR which was 0.21% as of December 31, 2021.
(4)For the year ended December 31, 2020, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.24% as of December 31, 2020.
(5)The Company commenced operations on November 10, 2020.

Investments at fair value and amortized cost consisted of the following as of December 31, 2022 and December 31, 2021:

	December 31, 2022			December 31, 2021
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$8,499,854	$8,448,540	(3)	$2,490,219	$2,491,334	(4)
Second-lien senior secured debt investments	1,203,388	1,142,862		496,559	498,247
Unsecured debt investments	221,564	211,328		2,164	2,116
Preferred equity investments (5)	510,033	500,023		56,696	56,970
Common equity investments (1)	248,176	264,437		71,259	71,705
Investment funds and vehicles (2)	141,777	140,394		—	—
Total Investments	$10,824,792	$10,707,584		$3,116,897	$3,120,372

(1)Includes equity investments in Amergin AssetCo and Fifth Season.
(2)Includes investment in ORCIC SLF.

(3)55.4% of which we consider unitranche loans.
(4)66.7% of which we consider unitranche loans.
(5)Includes investment in LSI Financing

The table below describes investments by industry composition based on fair value as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Advertising and media	2.8%	2.8%
Aerospace and defense	0.4	0.5
Automotive	1.4	1.7
Asset based lending and fund finance (1)	1.2	—
Buildings and real estate	4.0	4.0
Business services	7.3	7.7
Chemicals	1.7	3.4
Consumer products	2.4	3.6
Containers and packaging	3.6	4.8
Distribution	2.3	1.7
Education	1.4	0.2
Energy equipment and services	0.1	—
Financial services	2.6	4.3
Food and beverage	5.8	1.5
Healthcare equipment and services	3.9	4.1
Healthcare providers and services	14.4	8.6
Healthcare technology (4)	5.2	7.0
Household products	2.4	0.3
Human resource support services	1.1	4.0
Infrastructure and environmental services	0.9	0.9
Insurance (3)	9.7	12.4
Internet software and services	13.6	12.3
Investment funds and vehicles (2)	1.3	—
Leisure and entertainment	1.2	3.0
Manufacturing	3.0	2.4
Professional services	2.8	3.6
Specialty retail	3.2	4.8
Telecommunications	—	0.1
Transportation	0.3	0.3
Total	100.0%	100.0%

(1)Includes equity investments in Amergin AssetCo.
(2)Includes investment in ORCIC SLF.
(3)Includes investment in Fifth Season.
(4)Includes investment in LSI Financing.

The table below describes investments by geographic composition based on fair value as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
United States:
Midwest	20.4%	22.8%
Northeast	20.0	17.1
South	29.7	28.0
West	20.7	26.8
International	9.2	5.3
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of December 31, 2022 and December 31, 2021 were as follows:

	December 31, 2022	December 31, 2021
Weighted average total yield of portfolio(1)	10.6%	7.1%
Weighted average total yield of debt and income producing securities(1)	10.9%	7.3%
Weighted average interest rate of debt securities	10.2%	6.8%
Weighted average spread over base rate of all floating rate investments	5.9%	6.0%
______________
(1)For non-stated rate income producing investments, computed based on (a) the dividend or interest income earned for the respective trailing twelve months ended on the measurement date, divided by (b) the ending fair value. In instances where historical dividend or interest income data is not available or not representative for the trailing twelve months ended, the dividend or interest income is annualized.

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

Investment Rating	Description
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

The Adviser has built out its portfolio management team to include workout experts who closely monitor our portfolio companies and who, on at least a quarterly basis, assess each portfolio company’s operational and liquidity exposure and outlook to understand and mitigate risks; and, on at least a monthly basis, evaluates existing and newly identified situations where operating results are deviating from expectations. As part of its monitoring process, the Adviser focuses on projected liquidity needs and where warranted, re-underwriting credits and evaluating downside and liquidation scenarios.

For investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Investment Committee. Since inception, only 1 of our investments has been placed on non-accrual status. As of December 31, 2022, our loss rate since inception was less than 0.06%.

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$239,458	2.2%	$22,380	0.7%
2	10,335,440	96.6%	3,088,498	99.0%
3	127,472	1.2%	9,494	0.3%
4	—	—%	—	—%
5	5,214	0.0%	—	0.0%
Total	$10,707,584	100.0%	$3,120,372	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$9,914,939	99.9%	$2,988,942	100.0%
Non-accrual	9,867	0.1%	—	—%
Total	$9,924,806	100.0%	$2,988,942	100.0%

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

Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P.)

Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, we made a $15.9 million equity commitment to Fifth Season. We increased our commitment to Fifth Season on October 17, 2022, November 9, 2022, November 15, 2022 and November 29, 2022 by $73.6 million, $1.7 million, $7.3 million and $7.0 million, respectively. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC.

LSI Financing 1 DAC

LSI Financing 1 DAC ("LSI Financing") is a portfolio company formed to acquire a contractual right to revenue pursuant to an earnout agreement generally in the life sciences space. On December 14, 2022, we made a $6.2 million equity commitment to LSI Financing. The Company's investment in LSI Financing is a co-investment made with the Company's affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC.

ORCIC Senior Loan Fund

ORCIC SLF, a Delaware limited liability company, was formed as our wholly-owned subsidiary and commenced operations on February 14, 2022. On November 2, 2022, we and State Teachers Retirement System of Ohio (“OSTRS” and together with the Company, the “Members” and each, a “Member”) entered into an Amended and Restated Limited Liability Company Agreement to co-manage ORCIC SLF as a joint-venture. ORCIC SLF’s principal purpose is to make investments, primarily in senior secured loans that are made to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. We and OSTRS have agreed to contribute $437.5 million and $62.5 million, respectively, to ORCIC SLF. We and OSTRS have a 87.5% and 12.5% economic ownership, respectively, in ORCIC SLF. Except under certain circumstances, contributions to ORCIC SLF cannot be redeemed. ORCIC SLF is managed by a board consisting of an equal number of representatives appointed by each Member and which acts unanimously. Investment decisions must be approved unanimously by an investment committee consisting of an equal number of representative appointed by each Member.

We have determined that ORCIC SLF is an investment company under Accounting Standards Codification (“ASC”) 946, however, in accordance with such guidance, we will generally not consolidate our investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, we do not consolidate our non-controlling interest in ORCIC SLF.

As of December 31, 2022, ORCIC SLF had total investments in senior secured debt at fair value, as determined by an independent valuation firm, of $506.2 million. The determination of fair value is in accordance with Financial Accounting Standards

Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended; however, such fair value is not included in our valuation process. The following table is a summary of ORCIC SLF’s portfolio as well as a listing of the portfolio investments in ORCIC SLF's portfolio as of December 31, 2022:

($ in thousands)	December 31, 2022
Total senior secured debt investments(1)	$529,463
Weighted average spread over base rate(1)	4.4%
Number of portfolio companies	74
Largest funded investment to a single borrower(1)	$14,547
_____________
(1)At par.

Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Debt Investments
Aerospace and defense
Bleriot US Bidco Inc.(7)	First lien senior secured loan	L + 4.00%	10/30/2026	5,273	5,178	5,207	3.2%
Peraton Corp.(6)	First lien senior secured loan	L + 3.75%	2/1/2028	7,571	7,290	7,382	4.6%
Transdigm, Inc.(8)(11)	First lien senior secured loan	SR + 3.25%	2/22/2027	3,000	2,940	2,985	1.9%
				15,844	15,408	15,574	9.7%
Automotive
PAI Holdco, Inc.(7)	First lien senior secured loan	L + 3.75%	10/28/2027	4,950	4,538	4,356	2.7%
				4,950	4,538	4,356	2.7%
Buildings and real estate
Dodge Construction Network, LLC(10)	First lien senior secured loan	SR + 4.75%	2/23/2029	5,274	4,917	4,482	2.8%
RealPage, Inc.(6)(11)	First lien senior secured loan	L + 3.00%	4/24/2028	10,547	9,925	10,009	6.2%
Wrench Group LLC(7)	First lien senior secured loan	L + 4.00%	4/30/2026	9,761	9,737	9,419	5.9%
				25,582	24,579	23,910	14.9%
Business services
BrightView Landscapes, LLC(8)	First lien senior secured loan	SR + 3.25%	4/20/2029	10,547	10,230	10,125	6.3%
Brown Group Holdings, LLC(9)(11)	First lien senior secured loan	SR + 3.75%	7/2/2029	2,026	2,005	2,017	1.3%
ConnectWise, LLC(7)(11)	First lien senior secured loan	L + 3.50%	9/29/2028	10,547	9,961	9,996	6.2%
Packers Holdings, LLC(6)	First lien senior secured loan	L + 3.25%	3/6/2028	6,190	5,682	5,384	3.4%
Vistage Worldwide, Inc.(8)	First lien senior secured loan	SR + 5.25%	7/13/2029	3,990	3,831	3,890	2.4%
				33,300	31,709	31,412	19.6%
Capital markets
Guggenheim Partners Investment Management Holdings, LLC(9)	First lien senior secured loan	SR + 3.25%	12/12/2029	5,000	4,913	4,913	3.1%
				5,000	4,913	4,913	3.1%
Chemicals
Aruba Investments Holdings, LLC (dba Angus Chemical Company)(8)	First lien senior secured loan	SR + 4.75%	11/24/2027	3,000	2,794	2,933	1.9%
Axalta Coating Systems US Holdings Inc.(9)(11)	First lien senior secured loan	SR + 3.00%	12/7/2029	5,000	4,950	5,000	3.1%
Ineos US Finance LLC(9)	First lien senior secured loan	SR + 3.75%	11/8/2027	3,000	2,895	2,948	1.8%
				11,000	10,639	10,881	6.8%
Consumer products
Olaplex, Inc.(8)	First lien senior secured loan	SR + 3.50%	2/23/2029	5,287	4,905	4,970	3.1%
				5,287	4,905	4,970	3.1%
Containers and packaging
Berlin Packaging L.L.C.(7)(11)	First lien senior secured loan	L + 3.75%	3/11/2028	10,547	10,102	10,127	6.3%
BW Holding, Inc.(9)	First lien senior secured loan	SR + 4.00%	12/14/2028	7,767	7,637	7,146	4.5%
Ring Container Technologies Group, LLC(6)	First lien senior secured loan	L + 3.50%	8/14/2028	9,762	9,585	9,616	6.0%
Tricorbraun Holdings, Inc.(6)(11)	First lien senior secured loan	L + 3.25%	3/3/2028	10,546	9,995	10,040	6.3%
Valcour Packaging, LLC(9)	First lien senior secured loan	SR + 3.75%	10/4/2028	9,925	9,901	8,883	5.5%
				48,547	47,220	45,812	28.6%
Distribution
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(8)(11)	First lien senior secured loan	SR + 4.63%	6/11/2026	9,762	9,434	9,469	5.9%

Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Dealer Tire, LLC(8)	First lien senior secured loan	SR + 4.25%	12/14/2027	3,959	3,888	3,900	2.4%
SRS Distribution, Inc.(6)	First lien senior secured loan	L + 3.50%	6/2/2028	10,573	9,839	10,097	6.3%
White Cap Supply Holdings, LLC(8)(11)	First lien senior secured loan	SR + 3.75%	10/19/2027	10,573	10,020	10,208	6.4%
				34,867	33,181	33,674	21.0%
Diversified financial services
Focus Financial Partners, LLC(8)(11)	First lien senior secured loan	SR + 3.25%	6/30/2028	4,988	4,901	4,921	3.1%
				4,988	4,901	4,921	3.1%
Education
Severin Acquisition, LLC (dba Powerschool)(8)	First lien senior secured loan	SR + 3.00%	8/1/2025	4,897	4,807	4,860	3.0%
Sophia, L.P.(8)	First lien senior secured loan	SR + 4.25%	10/7/2027	9,762	9,739	9,738	6.1%
				14,659	14,546	14,598	9.1%
Energy equipment and services
AZZ Inc.(9)	First lien senior secured loan	SR + 4.25%	5/11/2029	7,950	7,882	7,950	5.0%
Brookfield WEC Holdings Inc.(8)(11)	First lien senior secured loan	SR + 3.75%	8/1/2025	3,491	3,465	3,473	2.1%
Pike Corp.(6)(11)	First lien senior secured loan	L + 3.00%	1/21/2028	9,800	9,607	9,651	6.0%
				21,241	20,954	21,074	13.1%
Financial services
Acuris Finance US, Inc. (ION Analytics) (9)(11)	First lien senior secured loan	SR + 4.00%	2/16/2028	4,500	4,396	4,416	2.8%
AllSpring Buyer(9)	First lien senior secured loan	SR + 4.00%	11/1/2028	4,988	4,921	4,925	3.1%
Deerfield Dakota Holding, LLC(8)(11)	First lien senior secured loan	SR + 3.75%	4/9/2027	5,910	5,597	5,509	3.4%
				15,398	14,914	14,850	9.3%
Food and beverage
Eagle Parent Corp.(9)(11)	First lien senior secured loan	SR + 4.25%	4/2/2029	2,722	2,674	2,668	1.7%
Naked Juice LLC (dba Tropicana)(9)(11)	First lien senior secured loan	SR + 3.25%	1/24/2029	10,573	9,668	9,430	5.9%
Nomad Foods Europe Midco Ltd.(8)(11)	First lien senior secured loan	SR + 3.75%	11/10/2029	5,000	4,801	4,979	3.1%
Pegasus BidCo B.V.(9)	First lien senior secured loan	SR + 4.25%	7/12/2029	4,500	4,306	4,354	2.7%
Shearer’s Foods, LLC(6)(11)	First lien senior secured loan	L + 3.50%	9/23/2027	8,807	8,196	8,376	5.2%
				31,602	29,645	29,807	18.6%
Healthcare equipment and services
Confluent Medical Technologies, Inc.(9)	First lien senior secured loan	SR + 3.75%	2/16/2029	9,762	9,620	9,250	5.8%
Dermatology Intermediate Holdings III, Inc(8)	First lien senior secured loan	SR + 4.25%	3/30/2029	9,950	9,829	9,751	6.1%
Dermatology Intermediate Holdings III, Inc(8)(12)	First lien senior secured delayed draw term loan	SR + 4.25%	3/30/2029	1,629	1,618	1,596	1.0%
Medline Borrower, LP(6)(11)	First lien senior secured loan	L + 3.25%	10/23/2028	6,327	5,831	6,005	3.7%
MJH Healthcare Holdings, LLC(8)	First lien senior secured loan	SR + 3.50%	1/29/2029	3,831	3,767	3,678	2.3%
Natus Medical Inc.(10)	First lien senior secured loan	SR + 5.50%	7/20/2029	4,500	4,191	4,207	2.6%
				35,999	34,856	34,487	21.5%
Healthcare providers and services
Covetrus, Inc.(9)(11)	First lien senior secured loan	SR + 5.00%	10/15/2029	9,500	8,940	8,878	5.5%
Pediatric Associates Holding Company, LLC(6)	First lien senior secured loan	L + 3.25%	12/29/2028	3,422	3,356	3,242	2.0%
Phoenix Newco, Inc. (dba Parexel)(6)(11)	First lien senior secured loan	L + 3.25%	11/15/2028	7,444	7,170	7,156	4.5%
Physician Partners, LLC(8)(11)	First lien senior secured loan	SR + 4.00%	12/26/2028	9,950	9,407	9,457	5.9%
Premise Health Holding(9)	First lien senior secured loan	SR + 4.75%	7/10/2025	3,234	3,197	3,193	2.0%
				33,550	32,070	31,926	19.9%
Healthcare technology
Athenahealth Group Inc.(8)(11)	First lien senior secured loan	SR + 3.50%	2/15/2029	9,403	8,636	8,466	5.3%
Athenahealth Group Inc.(8)(11)(12)	First lien senior secured delayed draw term loan	SR + 3.50%	2/15/2029	—	(112)	(109)	(0.1)%
Imprivata, Inc.(8)	First lien senior secured loan	SR + 4.25%	12/1/2027	9,762	9,583	9,396	5.9%
Verscend Holding Corp.(6)	First lien senior secured loan	L + 4.00%	8/27/2025	9,944	9,821	9,870	6.1%
				29,109	27,928	27,623	17.2%
Infrastructure and environmental services
Osmose Utilities Services, Inc.(6)	First lien senior secured loan	L + 3.25%	6/23/2028	9,762	9,052	9,249	5.8%
USIC Holdings, Inc.(6)(11)	First lien senior secured loan	L + 3.50%	5/12/2028	2,977	2,831	2,837	1.7%

Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
				12,739	11,883	12,086	7.5%
Insurance
Acrisure, LLC(9)	First lien senior secured loan	SR + 5.75%	2/15/2027	6,500	6,182	6,435	4.1%
AssuredPartners, Inc.(8)	First lien senior secured loan	SR + 4.25%	2/12/2027	4,988	4,814	4,875	3.0%
Hub International Limited(7)(11)	First lien senior secured loan	L + 3.25%	4/25/2025	9,924	9,756	9,823	6.1%
				21,412	20,752	21,133	13.2%
Internet software and services
Barracuda Parent, LLC(8)	First lien senior secured loan	SR + 4.50%	8/15/2029	10,600	10,141	10,203	6.3%
CDK Global, Inc.(9)(11)	First lien senior secured loan	SR + 4.50%	7/6/2029	10,600	10,366	10,492	6.5%
Delta TopCo, Inc. (dba Infoblox, Inc.)(9)(11)	First lien senior secured loan	SR + 3.75%	12/1/2027	10,573	9,666	9,741	6.1%
E2open, LLC(6)(11)	First lien senior secured loan	L + 3.50%	2/4/2028	3,868	3,756	3,793	2.4%
Hyland Software, Inc.(6)(11)	First lien senior secured loan	L + 3.50%	7/1/2024	9,948	9,732	9,802	6.1%
Sophos Holdings, LLC(7)	First lien senior secured loan	L + 3.50%	3/5/2027	10,546	10,319	10,203	6.4%
				56,135	53,980	54,234	33.8%
Leisure and entertainment
Delta 2 (Lux) SARL (dba Formula One)(8)	First lien senior secured loan	SR + 3.25%	1/14/2030	3,000	2,970	2,993	1.8%
WMG Acquisition Corp.(8)(11)	First lien senior secured loan	SR + 3.00%	1/20/2028	4,000	3,922	3,953	2.5%
				7,000	6,892	6,946	4.3%
Manufacturing
DXP Enterprises, Inc.(10)	First lien senior secured loan	SR + 5.25%	12/23/2027	4,987	4,717	4,738	3.0%
Gates Global LLC(8)(11)	First lien senior secured loan	SR + 3.50%	11/16/2029	1,995	1,936	1,978	1.2%
Pro Mach Group, Inc.(6)(11)	First lien senior secured loan	L + 4.00%	8/31/2028	10,547	10,282	10,241	6.4%
Pro Mach Group, Inc.(9)	First lien senior secured loan	SR + 5.00%	8/31/2028	4,000	3,800	3,884	2.4%
				21,529	20,735	20,841	13.0%
Professional services
Apex Group Treasury, LLC(9)	First lien senior secured loan	SR + 5.00%	7/27/2028	2,500	2,350	2,400	1.5%
Apex Group Treasury, LLC(7)(11)	First lien senior secured loan	L + 3.75%	7/27/2028	4,938	4,748	4,691	2.9%
EM Midco2 Ltd. (dba Element Materials Technology)(9)	First lien senior secured loan	SR + 4.25%	6/22/2029	2,053	1,988	2,012	1.3%
Sovos Compliance, LLC(9)	First lien senior secured loan	SR + 4.50%	8/11/2028	10,547	10,200	9,703	6.0%
				20,038	19,286	18,806	11.7%
Telecommunications
Park Place Technologies, LLC(8)(11)	First lien senior secured loan	SR + 5.00%	11/10/2027	9,762	9,268	9,172	5.7%
Zayo Group Holdings, Inc.(8)(11)	First lien senior secured loan	SR + 4.25%	3/9/2027	9,925	8,294	8,196	5.1%
				19,687	17,562	17,368	10.8%
Total Debt Investments				$529,463	$507,996	$506,202	315.6%
Total Investments				$529,463	$507,996	$506,202	315.6%
_____________
1.Certain portfolio company investments are subject to contractual restrictions on sales.
2.Unless otherwise indicated, the Company’s investments are pledged as collateral supporting the amounts outstanding under its SPV Asset Facilities.
3.The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
4.Unless otherwise indicated, all investments are considered Level 3 investments.
5.Unless otherwise indicated, loan contains a variable rate structure, which may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Secured Overnight Financing Rate (“SOFR” or “SR”) (which can include one-, three-, six- or twelve-month SOFR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“Prime” or “P”), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
6.The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2022 was 4.39%.
7.The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2022 was 4.77%.
8.The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2022 was 4.36%.
9.The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2022 was 4.59%.
10.The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2022 was 4.78%.
11.Level 2 investment.
12.Position or portion thereof is an unfunded loan commitment. See Note 7 “Commitments and Contingencies”.

Below is selected balance sheet information for ORCIC SLF as of December 31, 2022:

December 31, 2022
Assets
Investments at fair value (amortized cost of $507,996)	$506,202
Cash	15,237
Interest receivable	2,202
Receivable due on investments sold	4,622
Prepaid expenses and other assets	151
Total Assets	$528,414
Liabilities
Debt (net of unamortized debt issuance costs of $3,509)	$343,035
Payable for investments purchased	13,958
Interest payable	1,522
Return of capital payable	4,489
Distribution payable	3,624
Accrued expenses and other liabilities	1,337
Total Liabilities	$367,965
Commitments and contingencies
Members’ Equity
Members’ Equity	160,449
Total Members’ Equity	160,449
Total Liabilities and Members’ Equity	$528,414
Below is selected statement of operations information for ORCIC SLF for the year ended December 31, 2022:

For the Period Ended December 31, 2022 (1)
Investment Income
Interest income	$7,202
Other income	116
Total Investment Income	7,318
Operating Expenses
Interest expense	$3,300
Professional fees	158
Other general and administrative	77
Total Operating Expenses	3,535
Net Investment Income	$3,783
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	(1,657)
Net realized gain (loss) on investments	(84)
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	(1,741)
Net Increase in Members’ Equity Resulting from Operations	$2,042

(1) The Company commenced principal operations as a joint-venture on November 2, 2022.

On August 24, 2022, ORCIC JV WH LLC, a Delaware limited liability company and wholly-owned subsidiary of ORCIC SLF, entered into a $400 million credit facility among the lenders party thereto, Bank of America, N.A., as administrative agent and BofA Securities, Inc., as sole lead arranger and sole book manager. The maturity date of the credit facility is August 25, 2025. As of December 31, 2022, there was $274.6 million outstanding under the credit facility.On October 14, 2022, ORCIC JV WH II LLC, a Delaware limited liability company and wholly-owned subsidiary of ORCIC SLF, entered into an up to $500 million revolving loan facility among the lenders party thereto, and Royal Bank of Canada. The maturity date of the credit facility is October 14, 2032. As of December 31, 2022, there was $72.0 million outstanding under the credit facility.
For the year ended December 31, 2022, the components of interest expense were as follows:

($ in thousands)	For the Period Ended December 31, 2022 (1)
Interest expense	$3,145
Amortization of debt issuance costs	155
Total Interest Expense	$3,300
Average interest rate(2)	5.8%
Average daily borrowings	$334,618

(1)The Company commenced principal operations as a joint-venture on November 2, 2022.
(2)Average interest rate is annualized.

Results of Operations

The following table represents the operating results for the years ended December 31, 2022, 2021, and 2020:

	For the Years Ended December 31,
($ in thousands)	2022	2021	2020 (1)
Total Investment Income	$670,185	$64,843	$69
Less: Net Operating Expenses	323,230	33,425	795
Net Investment Income (Loss) Before Taxes	346,955	31,418	(726)
Less: Income taxes, including excise taxes	104	11	—
Net Investment Income (Loss) After Taxes	346,851	31,407	(726)
Net realized gain (loss)	(12,377)	919	—
Net change in unrealized gain (loss)	(116,185)	3,564	(2)
Net Increase (Decrease) in Net Assets Resulting from Operations	$218,289	$35,890	$(728)

(1)The Company commenced operations on November 10, 2020.

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and deprecation on the investment portfolio.

Investment Income

Investment income for the years ended December 31, 2022, 2021, and 2020 was as follows:

	For the Years Ended December 31,
($ in thousands)	2022	2021 (2)	2020 (1)(2)
Investment income from non-controlled, non-affiliated investments:
Interest income	$579,296	$55,530	$60
PIK interest income	34,789	5,212	—
Dividend income	37,190	1,382	2
Other income	15,538	2,719	7
Total investment income from non-controlled, non-affiliated investments:	666,813	64,843	69
Investment income from controlled, affiliated investments:
Dividend income	$3,372	$—	$—
Total investment income from controlled, affiliated investments:	3,372	—	—
Total investment income	$670,185	$64,843	$69

(1)The Company commenced operations on November 10, 2020.
(2)For the years ended December 31, 2021 and 2020 dividend and other income were reported in aggregate as other income.

For the Years ended December 31, 2022 and 2021

Investment income increased to $670.2 million for the year ended December 31, 2022 from $64.8 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $3.0 billion as of December 31, 2021 to $10.1 billion as of December 31, 2022. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees was $1.0 million for the year ended December 31, 2022 and $1.7 million for the year ended December 31, 2021.This change is due to a decrease in unscheduled paydown activity year over year and while these fees are non-recurring in nature, we expect repayments to increase when the interest rate environment stabilizes. PIK interest income increased period-over-period primarily as a result of adding new investments with contractual PIK interest to our portfolio. For the year ended December 31, 2022, PIK interest earned was $34.8 million, representing approximately 5.2% of total investment income. For the year ended December 31, 2021, PIK interest earned was $5.2 million, representing 8.0% of total investment income. Other income increased period-over-period due to an increase in our portfolio of dividend income-producing investments and an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

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

Expenses

Expenses for the years ended December 31, 2022, 2021, and 2020 were as follows:

	For the Years Ended December 31,
($ in thousands)	2022	2021	2020 (1)
Initial organization	$—	$273	$195
Offering costs	3,661	2,972	—
Interest expense	200,318	14,257	4
Management fees	42,610	3,632	14
Performance based incentive fees	48,926	5,257	—
Professional fees	9,297	1,955	144
Directors' fees	1,099	1,059	215
Shareholder servicing fees	12,445	1,292	—
Other general and administrative	4,874	2,780	237
Total operating expenses	$323,230	$33,477	$809
Management fees waived	—	(52)	(14)
Expense Support	(6,775)	(2,578)	—
Recoupment of Expense Support	6,775	2,578	—
Net operating expenses	$323,230	$33,425	$795

(1)The Company commenced operations on November 10, 2020.

For the Years Ended December 31, 2022 and 2021

Total net operating expenses increased to $323.2 million for the year ended December 31, 2022 from $33.4 million for the same period prior year primarily due to increases in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in the net asset value of the fund. The increase in incentive fees was due to higher pre- incentive fee net investment income. The increase in interest expense was driven by an increase in average daily borrowings to $3.9 billion from $447.1 million period over period, as well as an increase in the average interest rate to 4.8% from 2.8% period over period. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

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

Selected Financial Data

The following table below sets forth our selected consolidated historical financial data for the years ended December 31, 2022, 2021, and 2020. The selected consolidated historical financial data has been derived from our audited consolidated financial statements, which is included elsewhere in this Form 10-K.

The selected consolidated financial information and other data presented below should be read in conjunction with our consolidated financial statements and notes thereto and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” which are included elsewhere in this Form 10-K.

	For the Years Ended December 31,
($ in thousands, except per share amounts)	2022	2021	2020(1)
Consolidated Statement of Operations Data
Income
Total investment income	$670,185	$64,843	$69
Expenses
Total operating expenses	323,230	33,477	809
Expense support	(6,775)	(2,578)	—
Management fees waived	—	(52)	(14)
Recoupment of expense support	6,775	2,578	—
Net operating expenses	323,230	33,425	795
Net investment income (loss) before income taxes	$346,955	$31,418	$(726)
Income tax, including excise tax expense	104	11	—
Net investment income (loss) after income taxes	$346,851	$31,407	$(726)
Total net realized and unrealized gain (loss) on investments	$(128,562)	$4,483	$(2)
Net increase (decrease) in net assets resulting from operations	$218,289	$35,890	$(728)
Net increase (decrease) in net assets resulting from operations- Class S common stock(2)	$67,729	$9,605	$—
Net increase (decrease) in net assets resulting from operations- Class D common stock(2)	$18,672	$4,412	$—
Net increase (decrease) in net assets resulting from operations- Class I common stock	$131,888	$21,873	$(728)
Earnings per share - basic and diluted of Class S common stock(2)	$0.45	$0.66	$—
Earnings per share - basic and diluted of Class D common stock(2)	$0.49	$0.72	$—
Earnings per share - basic and diluted of Class I common stock	$0.55	$0.73	$(0.71)

	For the Years Ended December 31,
($ in thousands, except per share amounts)	2022	2021	2020(1)
Consolidated Balance Sheet Data
Investments at fair value	$10,707,584	$3,120,372	$14,376
Cash	225,247	21,459	8,153
Total assets	11,036,362	3,163,748	22,610
Total debt (net of unamortized debt issuance costs)	5,477,411	1,525,811	10,000
Total liabilities	5,786,609	1,583,020	10,337
Total net assets	5,249,753	1,580,728	12,273
Net asset value per Class S share(2)	$9.06	$9.33	$—
Net asset value per Class D share(2)	$9.07	$9.33	$—
Net asset value per Class I share	$9.08	$9.34	$9.44
Other Data:
Number of portfolio companies at year end	206	99	11
Distributions Declared Per Share	$0.72	$0.50	$—
Total return based on net asset value(3)	4.8%	5.1%	(5.6)%
Weighted average total yield of portfolio at fair value	10.6%	7.1%	8.0%
Weighted average total yield of portfolio at amortized cost	10.5%	7.1%	8.0%
Weighted average yield of debt and income producing securities at fair value	10.9%	7.3%	8.4%
Weighted average yield of debt and income producing securities at amortized cost	10.7%	7.3%	8.4%
Fair value of debt investments as a percentage of principal	97.4%	98.6%	98.2%

(1)The Company commenced operations on November 10, 2020.
(2)There were no Class S or Class D shares of common stock outstanding as of December 31, 2020.

(3)Total return is not annualized. An investment in Class S or Class D shares is subject to Upfront Sales Load. The maximum Upfront Sales Load is 3.50% of the amount invested for Class S shares and 1.50% of the amount invested for Class D shares. There is no upfront Sales Load on the amount invested in the Class I shares. Cumulative total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses. Total return is calculated as the change in net asset value ("NAV") per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company's dividend reinvestment plan), if any, dividend by the beginning NAV per share (which for the purposes of this calculation is equal to the net offering price in effect at that time).

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended
($ in thousands, except per share amounts)	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Investment income	$70,145	$128,921	$205,219	$265,900
Net operating expenses	27,554	59,848	99,202	136,626
Net investment income (loss)	42,591	69,073	106,017	129,274
Excise tax	—	—	(4)	(100)
Net realized and unrealized gains (losses)	(23,020)	(168,799)	46,858	16,399
Net increase (decrease) in net assets resulting from operations	$19,571	$(99,726)	$152,871	$145,573
Net asset value per Class S share as of the end of the quarter	$9.24	$8.84	$8.99	$9.06
Net asset value per Class D share as of the end of the quarter	$9.25	$8.86	$9.00	$9.07
Net asset value per Class I share as of the end of the quarter	$9.26	$8.88	$9.01	$9.08
Earnings (losses) per share - basic and diluted of Class S common stock	$0.07	$(0.26)	$0.30	$0.34
Earnings (losses) per share - basic and diluted of Class D common stock	$0.08	$(0.25)	$0.31	$0.35
Earnings (losses) per share - basic and diluted of Class I common stock	$0.08	$(0.25)	$0.31	$0.41

	For the Three Months Ended
($ in thousands, except per share amounts)	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Investment income	$346	$3,667	$15,626	$45,204
Net operating expenses	421	1,361	9,588	22,066
Net investment income (loss)	(75)	2,306	6,038	23,138
Excise tax	—	—	—	—
Net realized and unrealized gains (losses)	50	791	3,097	545
Net increase (decrease) in net assets resulting from operations	$(25)	$3,097	$9,135	$23,683
Net asset value per Class S share as of the end of the quarter	$—	$9.30	$9.32	$9.33
Net asset value per Class D share as of the end of the quarter	$9.24	$9.29	$9.32	$9.33
Net asset value per Class I share as of the end of the quarter	$9.26	$9.30	$9.33	$9.34
Earnings (losses) per share - basic and diluted of Class S common stock	$—	$0.19	$0.17	$0.22
Earnings (losses) per share - basic and diluted of Class D common stock	$0.08	$0.20	$0.19	$0.27
Earnings (losses) per share - basic and diluted of Class I common stock	$(0.02)	$0.20	$0.19	$0.29

	For the Three Months Ended
($ in thousands, except per share amounts)	March 31, 2020 (1)	June 30, 2020 (1)	September 30, 2020 (1)	December 31, 2020
Investment income	$—	$—	$—	$69
Net operating expenses	—	—	—	795
Net investment income (loss)	—	—	—	(726)
Excise tax	—	—	—	—
Net realized and unrealized gains (losses)	—	—	—	(2)
Net increase (decrease) in net assets resulting from operations	$—	$—	$—	$(728)
Net asset value per Class S share as of the end of the quarter	$—	$—	$—	$—
Net asset value per Class D share as of the end of the quarter	$—	$—	$—	$—
Net asset value per Class I share as of the end of the quarter	$—	$—	$—	$9.44
Earnings (losses) per share - basic and diluted of Class S common stock	$—	$—	$—	$—
Earnings (losses) per share - basic and diluted of Class D common stock	$—	$—	$—	$—
Earnings (losses) per share - basic and diluted of Class I common stock	$—	$—	$—	$(0.71)

(1)The Company commenced operations on November 10, 2020

Income Taxes, Including Excise Taxes

We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes as corporate tax rates.

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

For the year ended December 31, 2022 we accrued U.S. federal excise tax of $0.1 million. For the year ended December 31, 2021 we accrued U.S. federal excise tax of $11 thousand. For the year ended December 31, 2020 we did not accrue any U.S. federal excise tax.

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

Net Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the years ended December 31, 2022, 2021, and 2020, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Years Ended December 31,
($ in thousands)	2022	2021	2020(1)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(113,557)	$3,566	$(2)
Non-controlled, affiliated investments	(49)	—	—
Controlled, affiliated investments	(1,384)	—	—
Net change in translation of assets and liabilities in foreign currencies	(1,195)	(2)	—
Net change in unrealized gain (loss)	(116,185)	3,564	(2)

(1)The Company commenced operations on November 10, 2020

For the Years Ended December 31, 2022 and 2021

For the year ended December 31, 2022, the net unrealized loss was primarily driven by a decrease in the fair value of our investments as compared to December 31, 2021. The primary drivers of our portfolio’s unrealized losses were current market conditions, including public market volatility, and credit spreads widening across the broader markets as compared to December 31, 2021.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the year ended December 31, 2022 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Asurion, LLC	$(31.5)
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	12.7
Athenahealth Group Inc.	(11.7)
Help/Systems Holdings, Inc.	(8.5)
Dealer Tire, LLC	(7.2)
CoreLogic Inc.	(6.3)
Ivanti Software, Inc.	(4.7)
Packers Holdings, LLC	(4.3)
Walker Edison Furniture Company LLC	(4.2)
Delta TopCo, Inc. (dba Infoblox, Inc.)	(3.5)
Remaining portfolio companies	(47.0)
Total	$(116.2)

For the Years Ended December 31, 2021 and 2020

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

The ten largest contributors to the change in net unrealized gain (loss) on investments during the year ended December 31, 2021 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Packaging Coordinators Midco, Inc.	$1.0
Gaylord Chemical Company, LLC	0.5
Walker Edison Furniture Company LLC	(0.5)
ConAir Holdings LLC	0.5

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Denali BuyerCo, LLC (dba Summit Companies)	0.5
Mavis Tire Express Services Topco Corp.	0.3
Individual Foodservice Holdings, LLC	0.3
Intelerad Medical Systems Inc.	0.3
Asurion, LLC	0.2
Tahoe Finco, LLC	(0.2)
Remaining portfolio companies	0.7
Total	$3.6

Net Realized Gains (Losses)
The realized gains and losses on fully exited and partially exited portfolio companies during the year ended December 31, 2022, 2021, 2020 were comprised of the following:

	For the Years Ended December 31,
($ in thousands)	2022	2021	2020
Net realized gain (loss) on investments	$(12,748)	$923	$—
Net realized gain (loss) on foreign currency transactions	371	(4)	—
Net realized gain (loss)	(12,377)	919	—

(1)The Company commenced operations on November 10, 2020

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

As of December 31, 2022 and December 31, 2021, our asset coverage ratios were 193% and 200%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of December 31, 2022, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2022 we had $1.9 billion available under our credit facilities.

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

As of December 31, 2022, we had $225.2 million in cash. During the year ended December 31, 2022, we used $7.2 billion in cash for operating activities, primarily as a result of funding portfolio investments of $8.7 billion, partially offset by sales and repayments of portfolio investments of $1.0 billion, and other operating activities of $203.8 million. Lastly, cash provided by financing activities was $7.4 billion during the period, which was the result of proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $3.9 billion, and proceeds from the issuance of shares of $3.9 billion, partially offset by $173.1 million of distributions paid and share repurchases of $205.8 million.

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

On October 7, 2021, we filed a registration statement with respect to our follow-on offering of up to $7,500,000,000 in any combination of Class S, Class D and Class I common shares.
The following tables summarize transactions with respect to shares of our common stock during the years ended December 31, 2022, 2021, and 2020:

	For the Year Ended December 31, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	138,716,357	$1,281,798	29,988,942	$275,634	238,170,125	$2,182,504	406,875,424	$3,739,936
Shares/gross proceeds from the private placements	—	—	—	—	14,129,039	129,327	14,129,039	129,327
Reinvestment of distributions	3,532,070	32,022	1,200,084	10,905	6,299,574	57,235	11,031,728	100,162
Repurchased shares	(5,997,912)	(54,182)	(846,059)	(7,645)	(15,890,220)	(143,936)	(22,734,191)	(205,762)
Total shares/gross proceeds	136,250,515	1,259,638	30,342,967	278,895	242,708,518	2,225,130	409,302,000	3,763,664
Sales load	—	(11,111)	—	(481)	—	—	—	(11,592)
Total shares/net proceeds	136,250,515	$1,248,527	30,342,967	$278,413	242,708,518	$2,225,130	409,302,000	$3,752,071

	For the Year Ended December 31, 2021
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	60,515,400	$568,479	18,426,554	$171,456	88,545,531	$823,758	167,487,485	$1,563,693
Shares/gross proceeds from the private placements	—	—	—	—	—	—	—	—
Reinvestment of distributions	201,649	1,877	137,104	1,274	418,652	3,897	757,405	7,048
Repurchased shares	(16,129)	(150)	(11,327)	(106)	(161,083)	(1,504)	(188,539)	(1,760)
Total shares/gross proceeds	60,700,920	570,206	18,552,331	172,624	88,803,100	826,151	168,056,351	1,568,981
Sales load	—	(5,223)	—	(118)	—	—	—	(5,341)
Total shares/net proceeds	60,700,920	$564,983	18,552,331	$172,506	88,803,100	$826,151	168,056,351	$1,563,640

	For the Year Ended December 31, 2020 (1)
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	—	$—	—	$—	1,300,100	$13,001	1,300,100	$13,001
Shares/gross proceeds from the private placements	—	—	—	—	—	—	—	—
Reinvestment of distributions	—	—	—	—	—	—	—	—
Repurchased shares	—	—	—	—	—	—	—	—
Total shares/gross proceeds	—	—	—	—	1,300,100	13,001	1,300,100	13,001
Sales load	—	—	—	—	—	—	—	—
Total shares/net proceeds	—	$—	—	$—	1,300,100	$13,001	1,300,100	$13,001

(1)The Company commenced operations on November 10, 2020

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

The changes to our offering price per share since the commencement of our initial continuous public offering and associated effective dates of such changes were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.32	$9.58
April 1, 2021	$9.26	$0.32	$9.58
May 1, 2021	$9.26	$0.32	$9.58
June 1, 2021	$9.28	$0.32	$9.60
July 1, 2021	$9.30	$0.33	$9.63
August 1, 2021	$9.30	$0.33	$9.63
September 1, 2021	$9.30	$0.33	$9.63
October 1, 2021	$9.31	$0.33	$9.64
November 1, 2021	$9.32	$0.33	$9.65

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
December 1, 2021	$9.31	$0.33	$9.64
January 1, 2022	$9.33	$0.33	$9.66
February 1, 2022	$9.33	$0.33	$9.66
March 1, 2022	$9.27	$0.32	$9.59
April 1, 2022	$9.24	$0.32	$9.56
May 1, 2022	$9.23	$0.32	$9.55
June 1, 2022	$9.02	$0.32	$9.34
July 1, 2022	$8.84	$0.31	$9.15
August 1, 2022	$9.02	$0.32	$9.34
September 1, 2022	$9.09	$0.32	$9.41
October 1, 2022	$8.99	$0.31	$9.30
November 1, 2022	$9.00	$0.32	$9.32
December 1, 2022	$9.05	$0.32	$9.37

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.14	$9.40
April 1, 2021	$9.26	$0.14	$9.40
May 1, 2021	$9.25	$0.14	$9.39
June 1, 2021	$9.27	$0.14	$9.41
July 1, 2021	$9.29	$0.14	$9.43
August 1, 2021	$9.29	$0.14	$9.43
September 1, 2021	$9.29	$0.14	$9.43
October 1, 2021	$9.31	$0.14	$9.45
November 1, 2021	$9.32	$0.14	$9.46
December 1, 2021	$9.31	$0.14	$9.45
January 1, 2022	$9.34	$0.14	$9.48
February 1, 2022	$9.33	$0.14	$9.47
March 1, 2022	$9.27	$0.14	$9.41
April 1, 2022	$9.25	$0.14	$9.39
May 1, 2022	$9.24	$0.14	$9.38
June 1, 2022	$9.04	$0.14	$9.18
July 1, 2022	$8.86	$0.13	$8.99
August 1, 2022	$9.04	$0.14	$9.18
September 1, 2022	$9.09	$0.14	$9.23
October 1, 2022	$9.00	$0.14	$9.14
November 1, 2022	$9.01	$0.14	$9.15
December 1, 2022	$9.05	$0.14	$9.19

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
Initial Offering Price	$10.00	$—	$10.00
March 1, 2021	$9.26	$—	$9.26
April 1, 2021	$9.26	$—	$9.26
May 1, 2021	$9.26	$—	$9.26
June 1, 2021	$9.28	$—	$9.28
July 1, 2021	$9.30	$—	$9.30
August 1, 2021	$9.30	$—	$9.30
September 1, 2021	$9.30	$—	$9.30
October 1, 2021	$9.32	$—	$9.32
November 1, 2021	$9.32	$—	$9.32
December 1, 2021	$9.31	$—	$9.31
January 1, 2022	$9.34	$—	$9.34
February 1, 2022	$9.34	$—	$9.34
March 1, 2022	$9.28	$—	$9.28
April 1, 2022	$9.26	$—	$9.26
May 1, 2022	$9.25	$—	$9.25
June 1, 2022	$9.05	$—	$9.05
July 1, 2022	$8.88	$—	$8.88
August 1, 2022	$9.06	$—	$9.06
September 1, 2022	$9.11	$—	$9.11
October 1, 2022	$9.01	$—	$9.01
November 1, 2022	$9.02	$—	$9.02
December 1, 2022	$9.07	$—	$9.07

Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were recorded during the years ended December 31, 2022 and 2021:

Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 2, 2021	January 31, 2022	February 23, 2022	$0.05580	$3,798	$1,094	$6,347
November 2, 2021	February 28, 2022	March 24, 2022	0.05580	4,593	1,367	7,312
November 2, 2021	March 31, 2022	April 25, 2022	0.05580	5,334	1,673	8,860
February 23, 2022	April 30, 2022	May 24, 2022	0.05580	6,147	1,767	10,893
February 23, 2022	May 31, 2022	June 23, 2022	0.05580	6,896	2,003	12,307
February 23, 2022	June 30, 2022	July 26, 2022	0.05580	7,613	2,110	13,541
May 3, 2022	July 31, 2022	August 24, 2022	0.06038	8,877	2,445	15,923
May 3, 2022	August 31, 2022	September 26, 2022	0.06038	9,247	2,505	16,982
May 3, 2022	September 30, 2022	October 26, 2022	0.06643	10,779	2,902	19,803
October 23, 2022	October 31, 2022	November 28, 2022	0.06643	11,169	3,007	20,728
November 22, 2022	November 30, 2022	December 23, 2022	0.06643	11,567	3,113	21,596
December 5, 2022	December 31, 2022	January 26, 2023	0.06643	11,774	3,153	22,109
		Total	$0.72128	$97,794	$27,139	$176,401

(1)Distributions per share are gross of shareholder servicing fees.

Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
February 23, 2021	March 31, 2021	April 28, 2021	0.05146	—	16	194
February 23, 2021	April 30, 2021	May 27, 2021	0.05146	33	54	418
February 23, 2021	May 31, 2021	June 24, 2021	0.05146	91	101	558
February 23, 2021	June 30, 2021	July 27, 2021	0.05146	129	168	839
May 5, 2021	July 31, 2021	August 23, 2021	0.05146	294	222	1,116
May 5, 2021	August 31, 2021	September 27, 2021	0.05146	432	270	1,648
May 5, 2021	September 30, 2021	October 25, 2021	0.05146	789	354	2,209
August 3, 2021	October 31, 2021	November 22, 2021	0.05291	1,379	707	3,125
August 3, 2021	November 30, 2021	December 22, 2021	0.05435	2,060	867	3,997
August 3, 2021	December 31, 2021	January 27, 2022	0.05580	2,979	999	5,027
		Total	$0.52328	$8,186	$3,758	$19,131

(1)Distributions per share are gross of shareholder servicing fees.

On December 5, 2022, the Company’s Board declared a distribution of (i) $0.06643 per share, payable on or before January 31, 2023 to shareholders of record as of December 31, 2022, and (ii) $0.06765 per share, payable on or before February 28, 2023 to shareholders of record as of January 31, 2023. The Company’s Board also declared a special distribution to the Company’s shareholders. This special distribution is in addition to those distributions previously declared and announced. This additional distribution, in the amount of $0.02 per share, will be payable on or before February 28, 2023 to shareholders of record as of January 31, 2023.

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

Through December 31, 2022, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the years ended December 31, 2022, 2021, and 2020.

	For The Year Ended December 31, 2022
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.72128	$301,334	100.0%
Total	$0.72128	$301,334	100.0%

(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to 'ITEM 1. - Notes to Consolidated Financial Statements - Note
11. Financial Highlights" for amounts by share class.

	For the Year Ended December 31, 2021
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.49683	$31,075	100.0%
Total	$0.49683	$31,075	100.0%

(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to Note 11 "Financial Highlights" for amounts by share class.

	For the Year Ended December 31, 2020 (3)
Source of Distribution(2)	Per Share(1)	Amount (4)	Percentage
($ in thousands, except per share amounts)
Net investment income	$—	$—	100.0%
Total	$—	$—	100.0%

(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to Note 11 "Financial Highlights" for amounts by share class.
(3)The Company commenced operations on November 10, 2020.
(4)There were no distributions for the year ended 2020.

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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
August 25, 2021	D	September 30, 2021	$55	$9.31	5,933
August 25, 2021	I	September 30, 2021	$291	$9.32	31,255
November 26, 2021	S	December 30, 2021	$150	$9.33	16,129
November 26, 2021	D	December 30, 2021	$51	$9.34	5,394
November 26, 2021	I	December 30, 2021	$1,213	$9.34	129,828
February 25, 2022	S	March 31, 2022	$6,001	$9.24	649,420
February 25, 2022	D	March 31, 2022	$304	$9.25	32,853
February 25, 2022	I	March 31, 2022	$16,978	$9.26	1,833,520
May 25, 2022	S	June 30, 2022	$8,365	$8.84	946,284
May 25, 2022	D	June 30, 2022	$1,110	$8.86	125,276
May 25, 2022	I	June 30, 2022	$18,414	$8.88	2,073,617
August 25, 2022	S	September 30, 2022	$8,769	$8.99	975,399
August 25, 2022	D	September 30, 2022	$1,132	$9.00	125,759
August 25, 2022	I	September 30, 2022	$33,853	$9.01	3,757,292
November 28, 2022	S	December 31, 2022	$31,047	$9.06	3,426,809
November 28, 2022	D	December 31, 2022	$5,098	$9.07	562,171
November 28, 2022	I	December 31, 2022	$74,691	$9.08	8,225,791

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility (3)	$1,845,000	$302,287	$1,542,713	$288,636
SPV Asset Facility I	550,000	440,430	72,337	437,241
SPV Asset Facility II	1,800,000	1,538,000	164,506	1,528,048
SPV Asset Facility III	750,000	555,000	50,764	549,851
SPV Asset Facility IV	500,000	465,000	26,911	460,869
CLO VIII	290,000	290,000	—	287,946
March 2025 Notes	500,000	500,000	—	495,309
September 2026 Notes	350,000	350,000	—	344,226
February 2027 Notes	500,000	500,000	—	493,735
September 2027 Notes	600,000	600,000	—	591,550
Total Debt	$7,685,000	$5,540,717	$1,857,231	$5,477,411

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying values of the Company's Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO VIII, March 2025 Notes, September 2026 Notes, February 2027 Notes, and September 2027 Notes are presented net of unamortized debt issuance costs of $13.6 million, $3.2 million, $10.0 million, $5.1 million, $4.1 million, $2.1 million, $4.7 million, $5.8 million, $6.3 million, and $8.4 million respectively.
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

For the years ended December 31, 2022, 2021, and 2020, the components of interest expense were as follows:

	For the Years Ended December 31,
($ in thousands)	2022	2021	2020 (1)
Interest expense	$190,110	$12,619	$4
Amortization of debt issuance costs	10,657	1,638	—
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items (2)	(449)	—	—
Total Interest Expense	$200,318	$14,257	$4
Average interest rate	4.8%	2.8%	4.3%
Average daily borrowings	$3,879,321	$447,117	$577

(1)The Company commenced operations on November 10, 2020.
(2)Refer to the September 2027 Notes for details on the facility's interest rate swap.

Credit Facilities

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

Revolving Credit Facility

On August 11, 2022, we entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”), which amends and restates in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of April 14, 2021 (as amended, restated, supplemented or otherwise modified prior to August 11, 2022). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto (each a “Revolving Credit Lender” and collectively, the “Revolving Credit Lenders”) and Sumitomo Mitsui Banking Corporation, as Administrative Agent.

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

The maximum principal amount of the Revolving Credit Facility is $1.845 billion (increased from $1.550 billion to $1.775 billion on September 22, 2022, increased from $1.775 billion to $1.795 billion on October 5, 2022 and subsequently increased from $1.795 billion to $1.845 billion on November 22, 2022), subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $2.325 billion through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.

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

ORCIC JV WH

On August 24, 2022 (the “ORCIC JV WH Closing Date”), ORCIC JV WH LLC, a Delaware limited liability company (“ORCIC JV WH”) entered into a $400 million credit facility (the “Credit Agreement”) among the lenders party thereto (the “ORCIC JV WH Lenders”), Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and BofA Securities, Inc.,

as sole lead arranger and sole book manager. ORCIC JV WH was a wholly owned subsidiary of ORCIC BC 9 LLC, a Delaware limited liability company (the “Collateral Manager”) and the Collateral Manager was our wholly owned subsidiary. On November 2, 2022 (the “ORCIC SLF Effective Date”), we and State Teachers Retirement System of Ohio (“OSTRS”) entered into an Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) to co-manage ORCIC Senior Loan Fund LLC (formerly, ORCIC BC 9 LLC) (“ORCIC SLF”), a Delaware limited liability company. ORCIC SLF is a joint venture that is expected to invest primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Prior to the ORCIC SLF Effective Date, the ORCIC JV WH Lenders consented to the change in control of ORCIC SLF. From and following the ORCIC SLF Effective Date, the Credit Agreement continued as an obligation of ORCIC SLF and its subsidiaries but was no longer indebtedness of us.

The proceeds of the loans under the Credit Agreement were to be used for, subject to certain restrictions, acquiring and funding collateral assets, payment of government fees and administrative expenses, the funding of certain accounts and making distributions, contributions and investments.

The maximum principal amount of the revolving loans under the Credit Agreement was $400 million, which could be drawn and redrawn subject to certain conditions, including the borrowing base, which was determined on the basis of the value of the assets from time to time, and an advance rate, for a period of up to three years (less 30 days) after the ORCIC JV WH Closing Date unless the commitments are terminated sooner, as provided in the Credit Agreement. The loans were able to be accelerated upon the occurrence of an event of default.

All loans under the Credit Agreement were able to be prepaid and reborrowed without penalty or premium at any time, subject to certain restrictions. A make-whole fee was due in connection with any reduction or termination of any portion of the commitments under the Credit Agreement within 18 months of the ORCIC JV WH Closing Date. The outstanding principal balance, interest and all other amounts outstanding for all loans were due and payable on the ORCIC SLF Effective Date.

The interest rate on outstanding loans under the Credit Agreement was, at the option of ORCIC JV WH, (A) Term SOFR (which is the one month Term SOFR Screen Rate plus the Applicable Margin or (B) Base Rate (which is the highest of (i) the Federal Funds rate plus 0.50%, (ii) the Prime Rate in effect for such day, (iii) Term SOFR plus 1.00%, and (iv) 1.00%) plus the Applicable Margin, and in each case, subject to interest rate floors set forth in the Credit Agreement. The “Applicable Margin” was 1.45%. Liabilities under the Credit Agreement were limited recourse to ORCIC JV WH. ORCIC JV WH was required to pay a quarterly commitment fee ranging from 0.25% to 1.45%, based on the daily amount of the undrawn portion of the commitments under the Credit Agreement. The commitment fee was initially set at 0.25%. ORCIC JV WH paid the Administrative Agent a customary fee as well as other customary closing fees.

The Credit Agreement contained customary affirmative and negative covenants, including covenants limiting the ability of ORCIC JV WH, among other things, grant liens, incur incremental indebtedness, effect certain mergers, make investments, dispose of assets, pay dividends or distributions on capital stock and enter into transactions with affiliates, in each case subject to customary exceptions.

The Credit Agreement contained customary events of default (with customary grace periods, as applicable), including payment defaults, breaches of covenants, defaults under the related loan documentation, material misstatements, insolvency events, judgement defaults, the invalidity of the Credit Agreement or the related loan documents and certain events related to plans subject to the Employee Retirement Income Security Act of 1974, as amended.

Pursuant to the Security Agreement (as defined below), the obligations of ORCIC JV WH under the Credit Agreement were secured by a perfected first priority security interest in all of the assets of ORCIC JV WH and on any payments received by ORCIC JV WH in respect of such assets. Assets pledged to the ORCIC JV WH Lenders were not available to pay our obligations.

In connection with the Credit Agreement, ORCIC JV WH (a) entered into a security agreement dated as of the ORCIC JV WH Closing Date (the “Security Agreement”) among ORCIC JV WH and the Administrative Agent, pursuant to which ORCIC JV WH granted to the Administrative Agent a first priority lien on all of the collateral assets of ORCIC JV WH, (b) entered into a collateral management agreement among ORCIC JV WH and the Collateral Manager, pursuant to which the Collateral Manager provided collateral management services to ORCIC JV WH with respect to the collateral assets and (c) entered into a master sale and participation agreement among the Borrower and us, pursuant to which ORCIC JV WH intended to purchase from us participation interests in certain collateral assets (in anticipation of elevating such interests into assignments after the Closing Date) that, upon such purchase, would have become collateral under the Credit Agreement and would have been subject to the first priority lien granted by ORCIC JV WH pursuant to the Security Agreement.

ORCIC JV WH II

On October 14, 2022 (the “ORCIC JV WH II Closing Date”), ORCIC JV WH II LLC, a Delaware limited liability company (“ORCIC JV WH II”) entered into an up to $500 million revolving loan facility (the “Revolving Loan Agreement”) among the lenders party thereto (the “ORCIC JV WH II Lenders”), and Royal Bank of Canada, as a ORCIC JV WH II Lender and as administrative agent (in such capacity, the “ORCIC JV WH II Administrative Agent”). ORCIC JV WH II was a wholly owned subsidiary of ORCIC BC 9 LLC, a Delaware limited liability company (the “Collateral Manager”) and the Collateral Manager was our wholly owned subsidiary. On the ORCIC SLF Effective Date, we and OSTRS entered into the LLC Agreement to co-manage ORCIC SLF. ORCIC SLF is a joint venture that is expected to invest primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Prior to the ORCIC SLF Effective Date, the ORCIC JV WH II Lenders consented to the change in control of ORCIC SLF. From and following the ORCIC SLF Effective Date, the Revolving Loan Agreement continued as an obligation of ORCIC SLF and its subsidiaries but was no longer indebtedness of ORCIC.

The proceeds of the funded loans under the Revolving Loan Agreement were to be used for, subject to certain restrictions, acquiring and funding collateral assets, payment of government fees and administrative expenses, the funding of certain accounts and making distributions, contributions and investments.

The maximum principal amount of the revolving loans under the Revolving Loan Agreement was $500 million, which could be drawn and redrawn subject to certain conditions, including the borrowing base, which was determined on the basis of the value of the assets from time to time, and an advance rate, for a period of up to three years (less two Business Days) after the ORCIC JV WH II Closing Date (the “ORCIC JV WH II Aggregation Period”) unless the commitments are terminated sooner, as provided in the Revolving Loan Agreement. The loans were able to be accelerated upon the occurrence of an event of default.

All loans under the Revolving Loan Agreement were able to be prepaid and reborrowed without penalty or premium at any time, subject to certain restrictions. A facility termination fee was due in connection with any reduction or termination (other than as expressly permitted under the Revolving Loan Agreement) of any portion of the commitments under the Revolving Loan Agreement, and was calculated as follows: (i) prior to the date that occurs 12 months after the ORCIC JV WH II Closing Date, 0.70% multiplied by the average balance of the outstanding funded loans and (ii) following such date but prior to the end of the ORCIC JV WH II Aggregation Period, the product of 0.50% multiplied by the average balance of the outstanding funded loans. The outstanding principal balance, interest and all other amounts outstanding for all loans were due and payable on the ORCIC SLF Effective Date.

The interest rate on outstanding loans under the Revolving Loan Agreement was, Term SOFR (which is the forward-looking term rate for one month based on the secured overnight financing rate published by the Term SOFR Administrator, provided that no Benchmark Availability Event has occurred (in which case the successor rate provisions set out in the Revolving Loan Agreement shall apply)) plus the Applicable Margin subject to an interest rate floor set forth in the Revolving Loan Agreement. The “Applicable Margin” was 1.55%. Liabilities under the Revolving Loan Agreement were limited recourse to ORCIC JV WH II. A structuring fee equal to U.S.$1,000,000 was payable by ORCIC JV WH II to the ORCIC JV WH II Administrative Agent on the first payment date following the ORCIC JV WH II Closing Date.

The Revolving Loan Agreement contained customary affirmative and negative covenants, including covenants limiting the ability of ORCIC JV WH II to, among other things, grant liens, incur incremental indebtedness, effect certain mergers, make investments, dispose of assets, pay dividends or distributions on capital stock and enter into transactions with affiliates, in each case subject to customary exceptions.

The Revolving Loan Agreement contained customary events of default (with customary grace periods, as applicable), including payment defaults, breaches of covenants, defaults under the related loan documentation, material misstatements, insolvency events, judgement defaults, the invalidity of the Revolving Loan Agreement or the related loan documents and certain events related to plans subject to the Employee Retirement Income Security Act of 1974, as amended.

The obligations of ORCIC JV WH II under the Revolving Loan Agreement were secured by a perfected first priority security interest in all of the assets of ORCIC JV WH II and on any payments received by ORCIC JV WH II in respect of such assets. Assets pledged to the ORCIC JV WH II Lenders were not be available to pay our obligations.

In connection with the Revolving Loan Agreement, ORCIC JV WH II entered into (a) a securities account control agreement dated as of the ORCIC JV WH II Closing Date among ORCIC JV WH II, U.S. Bank Trust Company, National Association as collateral custodian and secured party on behalf of the other secured parties to the Revolving Loan Agreement and U.S. Bank National Association as securities intermediary, pursuant to which ORCIC JV WH II pledged ORCIC JV WH II’s Secured Accounts (as defined thereunder) as collateral to the securities intermediary for the benefit of the secured parties, (b) a collateral administration agreement among ORCIC JV WH II and U.S. Bank, National Association, in its capacity as collateral administrator, pursuant to which the collateral administrator provided collateral administration services to ORCIC JV WH II with respect to the collateral assets, (c) a master sale and participation agreement among ORCIC JV WH II and the Company, pursuant to which ORCIC JV WH II intended to purchase from the Company participation interests in certain collateral assets (in anticipation of elevating such interests into assignments after the ORCIC JV WH II Closing Date) that, upon such purchase, would have become collateral under the Revolving Loan Agreement and would have been subject to the first priority lien granted by ORCIC JV WH II pursuant to the Revolving Loan Agreement and (d) an equity purchase agreement by and among ORCIC JV WH II and the collateral manager, pursuant to which ORCIC JV WH II was required to issue, and the collateral manager was required to purchase, certain Preference Shares (as defined thereunder), such purchases to constitute capital contributions to be used, among others, in connection with the acquisition by ORCIC JV WH II of collateral assets.

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

SPV Asset Facility I

On September 16, 2021 (the “SPV Asset Facility I Closing Date”), Core Income Funding I LLC ("Core Income Funding I”), a Delaware limited liability company and newly formed wholly-owned subsidiary of ours entered into a Credit Agreement (as amended through the date hereof, the “SPV Asset Facility I”), with Core Income Funding I, as borrower, the lenders from time to time parties thereto (the “SPV Asset Facility I Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company as Collateral Agent and Alter Domus (US) LLC as Document Custodian.

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

From time to time, we expect to sell and contribute certain investments to Core Income Funding I pursuant to a Sale and Contribution Agreement by and between us and Core Income Funding I. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by Core Income Funding I, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Core Income Funding I through our ownership of Core Income Funding I. The maximum principal amount of the Credit Facility is $550 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of Core Income Funding I’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

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

Amounts drawn bear interest at LIBOR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and LIBOR plus 0.25%) plus an applicable margin that ranges from 1.55% to 2.15% depending on a ratio of broadly syndicated loans to middle market loans in the collateral. From the SPV Asset Facility I Closing Date to the SPV Asset Facility I Commitment Termination Date, there is a commitment fee that steps up during the year after the SPV Asset Facility I Closing Date from 0.00% to 0.625% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility I . The SPV Asset Facility I contains customary covenants, including certain financial maintenance covenants, limitations on the activities of

Core Income Funding I, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of Core Income Funding I and on any payments received by Core Income Funding I in respect of those assets. Assets pledged to the SPV Asset Facility I Lenders will not be available to pay our debts.

Borrowings of Core Income Funding I are considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

SPV Asset Facility II

On October 5, 2021 (the"SPV Asset Facility II Closing Date"), Core Income Funding II LLC (“Core Income Funding II”), a Delaware limited liability company and our newly formed subsidiary entered into a loan and financing and servicing agreement (as amended through the date here of, the “SPV Asset Facility II”), with Core Income Funding II, as borrower, us, as equityholder and service provider, the lenders from time to time parties thereto (the "SPV Asset Facility II Lenders"), Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as collateral agent, and Alter Domus (US) LLC as collateral custodian.

On October 27, 2021, the parties to the SPV Asset Facility II amended certain terms of the facility, including increasing the aggregate commitment of the SPV Asset Facility II Lenders from $500 million to $1 billion.

On December 20, 2021, the parties to the SPV Asset Facility II amended certain terms of the facility, including changes related to the elevation of Assigned Participation Interests.

On February 18, 2022, the parties to the SPV Asset Facility II amended certain terms of the facility, including among other changes, reallocating commitments of the SPV Asset Facility II Lenders and converting the benchmark rate of the facility from LIBOR to term SOFR.

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

Amounts drawn under the SPV Asset Facility II bear interest at Term SOFR (or, in the case of certain SPV Asset Facility II Lenders that are commercial paper conduits, the lower of (a) their cost of funds and (b) Term SOFR, such Term SOFR not to be lower than zero) plus a spread equal to 2.00% per annum, which spread will increase (a) on and after the end of the Revolving Period by 0.15% per annum if no event of default has occurred and (b) by 2.00% per annum upon the occurrence of an event of default (such spread, the “Applicable Margin”). Term SOFR may be replaced as a base rate under certain circumstances. During the Revolving Period, Core Income Funding II will pay an undrawn fee ranging from 0.00% to 0.25% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility. During the Revolving Period, if the undrawn commitments are in excess of a certain portion (initially 12.5% and increasing in stages to 25%, 50% and 75%) of the total commitments under the SPV Asset Facility II, Core Income Funding II will also pay a make-whole fee equal to the Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess. Core Income Funding II will also pay Deutsche Bank AG, New York Branch, certain fees (and reimburse certain expenses) in connection with its role as facility agent. The SPV Asset Facility II contains customary covenants, including certain financial maintenance covenants, limitations on the activities of Core Income Funding II, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of Core Income Funding II and on any payments received by Core Income Funding II in respect of those assets. Assets pledged to the SPV Asset Facility II Lenders will not be available to pay our debts.

Borrowings of Core Income Funding II are considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

SPV Asset Facility III

On March 24, 2022 (the “SPV Asset Facility III Closing Date”), Core Income Funding III LLC (“Core Income Funding III”), a Delaware limited liability company and our newly formed subsidiary entered into a Credit Agreement (the “SPV Asset Facility III”), with Core Income Funding III, as borrower, the Adviser, as servicer, the lenders from time to time parties thereto (the "SPV Asset Facility III Lenders"), Bank of America, N.A., as administrative agent, State Street Bank and Trust Company, as collateral agent, Alter Domus (US) LLC as collateral custodian and Bank of America, N.A., as sole lead arranger and sole book manager.

From time to time, we expect to sell and contribute certain investments to Core Income Funding III pursuant to a Sale and Contribution Agreement, dated as of the SPV Asset Facility III Closing Date, by and between the Company and Core Income Funding III. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility III will be used to finance the origination and acquisition of eligible assets by Core Income Funding III, including the purchase of such assets from the Company. We retain a residual interest in assets contributed to or acquired by Core Income Funding III through our ownership of OCore Income Funding III. The maximum principal amount of the SPV Asset Facility III is $750 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Core Income Funding III’s assets from time to time, and satisfaction of certain conditions, including certain portfolio criteria.

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

From the SPV Asset Facility III Closing Date to the SPV Asset Facility III Commitment Termination Date, there is a commitment fee, calculated on a daily basis, ranging from 0.25% to 1.25% on the undrawn amount under the SPV Asset Facility III. The SPV Asset Facility III contains customary covenants, including certain limitations on the activities of Core Income Funding III, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility III is secured by a perfected first priority security interest in the assets of Core Income Funding III and on any payments received by Core Income Funding III in respect of those assets. Assets pledged to the SPV Asset Facility III Lenders will not be available to pay our debts.

Borrowings of Core Income Funding III are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

SPV Asset Facility IV

On March 16, 2022 (the “SPV Facility IV Closing Date”), Core Income Funding IV LLC (“Core Income Funding IV”), a Delaware limited liability company and our newly formed subsidiary entered into a Credit Agreement (the “SPV Asset Facility IV”), with Core Income Funding IV, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility IV Lenders”), Sumitomo Mitsui Banking Corporation, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and Alter Domus (US) LLC as Document Custodian.

From time to time, we expect to sell and contribute certain investments to Core Income Funding IV pursuant to a Sale and Contribution Agreement, dated as of the SPV Asset Facility IV Closing Date, by and between us and Core Income Funding IV. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Facility IV will be used to finance the origination and acquisition of eligible assets by Core Income Funding IV, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Core Income Funding IV through our ownership of Core Income Funding IV. The maximum principal amount of the SPV Facility IV is $500 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of Core Income Funding IV’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

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

Amounts drawn bear interest at Term SOFR (or, in the case of certain SPV Asset Facility IV Lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.15%) plus an applicable margin that ranges from 1.70% to 2.30% depending on a ratio of broadly syndicated loans to middle market loans in the collateral. From the SPV Facility IV Closing Date to the SPV Facility IV Commitment Termination Date, there is a commitment fee that steps up during the year after the SPV Facility IV Closing Date from 0.00% to 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Facility IV. The SPV Facility IV contains customary covenants, including certain financial maintenance covenants, limitations on the activities of Core Income Funding IV, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Facility IV is secured by a perfected first priority security interest in the assets of Core Income Funding IV and on any payments received by Core Income Funding IV in respect of those assets. Assets pledged to the SPV Asset IV Lenders will not be available to pay our debts.

Borrowings of Core Income Funding IV are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

CLOs

CLO VIII

On October 21, 2022 (the “CLO VIII Closing Date”), we completed a $391.675 million term debt securitization transaction (the “CLO VIII Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO VIII Transaction and the secured loan borrowed in the CLO VIII Transaction were issued and incurred, as applicable, by our consolidated subsidiary Owl Rock CLO VIII, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO VIII Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO VIII Issuer.

The CLO VIII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO VIII Closing Date (the “CLO VIII Indenture”), by and among the CLO VIII Issuer and State Street Bank and Trust Company: (i) $152 million of AAA(sf) Class A-T Notes, which bear interest at three-month term SOFR plus 2.50%, (ii) $46 million of AAA(sf) Class A-F Notes, which bear interest at 6.02%, (iii) $32 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.50% and (iv) $30 million of A(sf) Class C Notes, which bear interest at 4.90% (together, the “CLO VIII Secured Notes”) and (B) the borrowing by the CLO VIII Issuer of $30 million under floating rate Class A-L loans (the “Class A-L Loans” and together with the CLO VIII Secured Notes, the “CLO VIII Debt”). The Class A-L Loans bear interest at three-month term SOFR plus 2.50%. The Class A-L Loans were borrowed under a loan agreement (the “A-L Loan Agreement”), dated as of the CLO VIII Closing Date, by and among the CLO VIII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO VIII Debt is secured by middle market loans, participation interests in middle market loans and other assets of the CLO VIII Issuer. The CLO VIII Debt is scheduled to mature on November 20, 2034. The CLO VIII Secured Notes were privately placed by Natixis Securities Americas LLC as placement agent.

Concurrently with the issuance of the CLO VIII Secured Notes and the borrowing under the Class A-L Loans, the CLO VIII Issuer issued approximately $101.675 million of subordinated securities in the form of 101,675 preferred shares at an issue price of U.S.$1,000 per share (the “CLO VIII Preferred Shares”). The CLO VIII Preferred Shares were issued by the CLO VIII Issuer as part of its issued share capital and are not secured by the collateral securing the CLO VIII Debt. We purchased all of the CLO VIII Preferred Shares. We act as retention holder in connection with the CLO VIII Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO VIII Preferred Shares.

As part of the CLO VIII Transaction, we entered into a loan sale agreement with the CLO VIII Issuer dated as of the CLO VIII Closing Date, which provided for the sale and contribution of approximately $143.098 million funded par amount of middle market loans from us to the CLO VIII Issuer on the CLO VIII Closing Date and for future sales from us to the CLO VIII Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO VIII Debt. The remainder of the initial portfolio assets securing the CLO VIII Debt consisted of approximately $113.025 million funded par amount of middle market loans purchased by the CLO VIII Issuer from Core Income Funding I LLC, our wholly-owned subsidiary, under an additional loan sale agreement executed on the CLO VIII Closing Date between the CLO VIII Issuer and Core Income Funding I LLC. We and Core Income Funding I LLC each made customary representations, warranties, and covenants to the CLO VIII Issuer under the applicable loan sale agreement.

Through July 20, 2025, a portion of the proceeds received by the CLO VIII Issuer from the loans securing the CLO VIII Debt may be used by the CLO VIII Issuer to purchase additional middle market loans under the direction of the Adviser in its capacity as collateral manager for the CLO VIII Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans.

The CLO VIII Debt is the secured obligation of the CLO VIII Issuer, and the CLO VIII Indenture, the A-L Loan Agreement each include customary covenants and events of default. The CLO VIII Secured Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.

The Adviser will serve as collateral manager for the CLO VIII Issuer under a collateral management agreement dated as of the CLO VIII Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to Adviser pursuant to the Amended and Restated Investment Advisory Agreement, dated May 18, 2021, between the Adviser and us will be offset by the amount of the collateral management fee attributable to the CLO VIII Issuer’s equity or notes owned by us.

Unsecured Notes

On November 30, 2022, we entered into an agreement of removal, appointment and acceptance (the “Tripartite Agreement”), with Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association (the “Retiring Trustee”) and Trust Bank (the “Successor Trustee”), with respect to the Indenture, dated September 23, 2021 between us and the Retiring Trustee (the “Base Indenture”), the first supplemental indenture, dated September 23, 2021 (the “First Supplemental Indenture”) between us and the Retiring Trustee, the second supplemental indenture, dated February 8, 2022 (the “Second Supplemental Indenture”) between us and the Retiring Trustee, the third supplemental indenture, dated March 29, 2022 (the “Third Supplemental Indenture”) between us and the Retiring Trustee, and the Fourth Supplemental Indenture, dated September 16, 2022 (the “Fourth Supplemental Indenture” and together with the Base Indenture, the First Supplemental Indenture, the Second Supplemental Indenture and the Third Supplemental Indenture, the “Indenture”) between us and the Retiring Trustee.

The Tripartite Agreement provided that, effective as of the date thereof, (1) the Retiring Trustee assigns, transfers, delivers and confirms to the Successor Trustee all of its rights, title and interest under the Indenture and all of the rights, power, trusts and duties as trustee, security registrar, paying agent, authenticating agent and depositary custodian under the Indenture; and (2) the Successor Trustee accepts its appointment successor trustee, security registrar, paying agent, authenticating agent and depositary custodian under the Indenture, and accepts the rights, indemnities, protections, powers, trust and duties of or afforded to Retiring Trustee as trustee, security registrar, paying agent, authenticating agent and depositary custodian under the Indenture. The Successor Trustee’s appointment in its capacities as paying agent and security registrar became effective on December 14, 2022.

September 2026 Notes

On September 23, 2021, we issued $350 million aggregate principal amount of 3.125% notes due 2026 (the “September 2026 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The September 2026 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

The September 2026 Notes were issued pursuant to the Base Indenture, and the First Supplemental Indenture (together, the “September 2026 Indenture”). The September 2026 Notes will mature on September 23, 2026 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the September 2026 Indenture. The September 2026 Notes initially bear interest at a rate of 3.125% per year payable semi-annually on March 23 and September 23 of each year, commencing on March 23, 2022. Concurrent with the issuance of the September 2026 Notes, we entered into a Registration Rights (the "September 2026 Registration Rights Agreement") Agreement for the benefit of the purchasers of the September 2026 Notes. Pursuant to the September 2026 Registration Rights Agreement, we are obligated to file a registration statement with the SEC with respect to an offer to exchange the September 2026 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the September 2026 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use our commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the September 2026 Notes. If we fail to satisfy our registration obligations under the September 2026 Registration Rights Agreement, we will be required to pay additional interest to the holders of the September 2026 Notes. The Company filed a registration statement with the SEC and, on July 25, 2022, commenced an offer to exchange the September 2026 Notes for newly issuer registered notes with substantially similar terms, which expired on August 23, 2022 and was completed promptly thereafter.

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

The September 2026 Indenture contains certain covenants, including covenants requiring us to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the September 2026 Notes and the Successor Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the September 2026 Indenture.

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

The February 2027 Notes were issued pursuant to the Base Indenture and the Second Supplemental Indenture (together, the “February 2027 Indenture”). The February 2027 Notes will mature on February 8, 2027 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the February 2027 Indenture. The February 2027 Notes initially bear interest at a rate of 4.70% per year payable semi-annually on February 8 and August 8 of each year, commencing on August 8, 2022. Concurrent with the issuance of the February 2027 Notes we entered into a Registration Rights Agreement (the “February 2027 Registration Rights Agreement”) for the benefit of the purchasers of the February 2027 Notes. Pursuant to the February 2027 Registration Rights Agreement we are obligated to file a registration statement with the SEC with respect to an offer to exchange the February 2027 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the February 2027 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the February 2027 Notes. If we fail to satisfy its registration obligations under the February 2027 Registration Rights Agreement, we will be required to pay additional interest to the holders of the February 2027 Notes. The Company filed a registration statement with the SEC and, on July 25, 2022, commenced an offer to exchange the February 2027 Notes for newly issuer registered notes with substantially similar terms, which expired on August 23, 2022 and was completed promptly thereafter.

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

The February 2027 Indenture contains certain covenants, including covenants requiring us to (i) comply with asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the February 2027 Notes and the Successor Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Indenture. In addition, if a change of control repurchase event, as defined in the February 2027 Indenture, occurs prior to maturity, holders of the February 2027 Notes will have the right, at their option, to require us to repurchase for cash some or all of the February 2027 Notes at a repurchase price equal to 100% of the aggregate principal amount of the Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

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

The March 2025 Notes were issued pursuant to the Base Indenture and the Third Supplemental Indenture (together, the “March 2025 Indenture”). The March 2025 Notes will mature on March 21, 2025 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the March 2025 Indenture. The March 2025 Notes bear interest at a rate of 5.500% per year payable semi-annually on March 21 and September 21 of each year, commencing on September 21, 2022. Concurrent with the issuance of the March 2025 Notes,we in connection with the offering, we entered into a Registration Rights Agreement, dated as of March 29, 2022 (the “March 2025 Registration Rights Agreement”), for the benefit of the purchasers of the March 2025 Notes. Pursuant to the March 2025 Registration Rights Agreement, we are obligated to file with the SEC a registration statement with respect to an offer to exchange the March 2025 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the March 2025 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the March 2025 Notes. If we fail to satisfy its registration obligations under the March 2025 Registration Rights Agreement, we will be required to pay additional interest to the holders of the March 2025 Notes. The Company filed a registration statement with the SEC and, on July 25, 2022, commenced an offer to exchange the March 2025 Notes for newly issuer registered notes with substantially similar terms, which expired on August 23, 2022 and was completed promptly thereafter.

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

The March 2025 Indenture contains certain covenants, including covenants requiring us to (i) comply with Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a) of the 1940 Act, for the period of time during which the March 2025 Notes are outstanding, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the March 2025 Notes and the Successor Trustee if the we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the March 2025 Indenture. In addition, if a change of control repurchase event, as defined in the March 2025 Indenture, occurs prior to maturity, holders of the March 2025 Notes will have the right, at their option, to require us to repurchase for cash some or all of the March 2025 Notes at a repurchase price equal to 100% of the aggregate principal amount of the March 2025 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

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

The September 2027 Notes were issued pursuant to the Base Indenture and the Fourth Supplemental Indenture (together, the “September 2027 Indenture”). The September 2027 Notes will mature on September 16, 2027 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the September 2027 Indenture. The September 2027 Notes bear interest at a rate of 7.750% per year payable semi-annually on March 16 and September 16 of each year, commencing on March 16, 2023. Concurrent with the issuance of the September 2027 Notes, we entered into a Registration Rights Agreement (the “September 2027 Registration Rights Agreement”) for the benefit of the purchasers of the September 2027 Notes. Pursuant to the September 2027 Registration Rights Agreement, we are obligated to file a registration statement with the SEC with respect to an offer to exchange the September 2027 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the September 2027 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the September 2027 Notes. If we fail to satisfy its registration obligations under the September 2027 Registration Rights Agreement, we will be required to pay additional interest to the holders of the September 2027 Notes.

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

The September 2027 Indenture contains certain covenants, including covenants requiring us to (i) comply with Section 18(a)(1)(A) of the 1940 Act whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the September 2027 Notes and the Successor Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the September 2027 Indenture.

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

In connection with the issuance of the September 2027 Notes, on October 18, 2022 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $600.0 million. We will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.84%. The interest rate swaps mature on September 16, 2027. For the year ended December 31, 2022, we did not make any payments. The interest expense related to the September 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of December 31, 2022, the interest rate swap had a fair value of $0.4 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of December 31, 2022 and December 31, 2021, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2022	December 31, 2021
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$45,000	$—
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	43,432	—
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	186	—
ACR Group Borrower, LLC	First lien senior secured revolving loan	537	875
Alera Group, Inc.	First lien senior secured delayed draw term loan	—	47,273
AmeriLife Holdings LLC	First lien senior secured revolving loan	16,273	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	10,849	—
Anaplan, Inc.	First lien senior secured revolving loan	16,528	—
Apex Group Treasury, LLC	Second lien senior secured delayed draw term loan	—	6,618
Apex Service Partners, LLC	First lien senior secured revolving loan	1,725	—
Appfire Technologies, LLC	First lien senior secured revolving loan	1,539	—
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	16,366	—
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured delayed draw term loan	3,734	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	5,106	4,255
Associations, Inc.	First lien senior secured revolving loan	4,829	4,829
Associations, Inc.	First lien senior secured delayed draw term loan	56,283	—
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	3,631	—
Avalara, Inc.	First lien senior secured revolving loan	7,045	—
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	2,145	2,145
AxiomSL Group, Inc.	First lien senior secured revolving loan	2,591	2,591
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,062	1,593
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	31,034	31,034

Portfolio Company	Investment	December 31, 2022	December 31, 2021
($ in thousands)
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	4,655	4,655
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	161	47
Brightway Holdings, LLC	First lien senior secured revolving loan	2,105	2,105
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	917	—
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	1,157	—
BW Holding, Inc.	First lien senior secured delayed draw term loan	—	4,184
Canadian Hospital Specialties Ltd.	First lien senior secured delayed draw term loan	637	939
Canadian Hospital Specialties Ltd.	First lien senior secured revolving loan	248	388
CivicPlus, LLC	First lien senior secured delayed draw term loan	—	4,400
CivicPlus, LLC	First lien senior secured revolving loan	2,245	880
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	3,750	—
Community Brands ParentCo, LLC	First lien senior secured revolving loan	1,875	—
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	14,183	—
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	14,183	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	5,712	20,519
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	9,963	7,407
Dermatology Intermediate Holdings III, Inc	First lien senior secured delayed draw term loan	278	—
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	9,553	9,553
Dodge Data & Analytics LLC	First lien senior secured revolving loan	—	125
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	3,199	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	1,955	1,955
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	3,867	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	—	10,605
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	200	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	676	676
Formerra, LLC	First lien senior secured delayed draw term loan	211	—
Formerra, LLC	First lien senior secured revolving loan	526	—
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	191	19,678
Fortis Solutions Group, LLC	First lien senior secured revolving loan	5,848	6,747

Portfolio Company	Investment	December 31, 2022	December 31, 2021
($ in thousands)
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	31,894	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,182	3,182
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	791	791
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	2,789
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	7,600	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,506	1,673
Global Music Rights, LLC	First lien senior secured revolving loan	7,500	7,500
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	870	870
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	88	881
Granicus, Inc.	First lien senior secured delayed draw term loan	—	136
Granicus, Inc.	First lien senior secured revolving loan	107	161
Grayshift, LLC	First lien senior secured revolving loan	2,419	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	—	5,081
Guidehouse Inc.	First lien senior secured revolving loan	—	7,018
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	86	96
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	9,811	20,239
Hissho Sushi Merger Sub LLC	First lien senior secured revolving loan	6,996	—
Hyperion Refinance S.a.r.l (dba Howden Group)	First lien senior secured delayed draw term loan	92,823	—
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	732	—
Ideal Image Development, LLC	First lien senior secured revolving loan	915	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	2,168	1,806
IMO Investor Holdings, Inc.	First lien senior secured delayed draw term loan	4,963	—
IMO Investor Holdings, Inc.	First lien senior secured revolving loan	2,010	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	31,750	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	10,583	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	—	14,861
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	—	29
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	83	80
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	18,414	—

Portfolio Company	Investment	December 31, 2022	December 31, 2021
($ in thousands)
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	8,048	—
Intelerad Medical Systems Inc.	First lien senior secured revolving loan	1	401
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	1,739	—
Kaseya Inc.	First lien senior secured delayed draw term loan	4,342	—
Kaseya Inc.	First lien senior secured revolving loan	4,342	—
KBP Brands, LLC	First lien senior secured delayed draw term loan	743	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	—	4,372
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	16,625	—
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	3,415	3,073
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured delayed draw term loan	8,748	—
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	9,559	9,559
Lignetics Investment Corp.	First lien senior secured revolving loan	4,588	9,559
ManTech International Corporation	First lien senior secured delayed draw term loan	3,360	—
ManTech International Corporation	First lien senior secured revolving loan	1,806	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	28,401	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	8,038	—
Medline Borrower, LP	First lien senior secured revolving loan	2,020	2,020
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	—	2,264
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,071	3,571
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,765	1,765
Ministry Brands Holdings, LLC.	First lien senior secured delayed draw term loan	15,819	15,819
Ministry Brands Holdings, LLC.	First lien senior secured revolving loan	2,373	4,746
Mitnick Corporate Purchaser, Inc.	First lien senior secured revolving loan	8,713	—
Natural Partners, LLC	First lien senior secured revolving loan	5,063	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	1,039	1,375
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	3,521	8,803
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	4,401	4,401
OAC Holdings I Corp. (dba Omega Holdings)	First lien senior secured revolving loan	1,139	—

Portfolio Company	Investment	December 31, 2022	December 31, 2021
($ in thousands)
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	5,222	7,140
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	8,469	8,469
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3,302	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	17,906	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	70	88
Pediatric Associates Holding Company, LLC	First lien senior secured delayed draw term loan	1,776	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	—	3,627
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	8,891	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	2,570	2,570
Ping Identity Holding Corp.	First lien senior secured revolving loan	2,182	—
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured delayed draw term loan	28,553	—
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured revolving loan	12,237	—
Pluralsight, LLC	First lien senior secured revolving loan	196	392
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	8,653	—
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	19,248	—
QAD Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	236	455
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	—	11
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	—	10,667
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	—	92
Relativity ODA LLC	First lien senior secured revolving loan	435	435
Sailpoint Technologies Holdings, Inc.	First lien senior secured revolving loan	5,718	—
Securonix, Inc.	First lien senior secured revolving loan	5,339	—
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	16,049	—
Smarsh Inc.	First lien senior secured delayed draw term loan	10,381	—
Smarsh Inc.	First lien senior secured revolving loan	5,190	—
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	315	1,052
Southern Air & Heat Holdings, LLC	First lien senior secured revolving loan	203	282
Sovos Compliance, LLC	First lien senior secured delayed draw term loan	—	1,104

Portfolio Company	Investment	December 31, 2022	December 31, 2021
($ in thousands)
Spotless Brands, LLC	First lien senior secured revolving loan	1,461	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	3,626	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	13,947	—
Tahoe Finco, LLC	First lien senior secured revolving loan	6,279	6,279
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	4,388	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,768	—
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured delayed draw term loan	10,317	10,317
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	4,746	5,159
The NPD Group, L.P.	First lien senior secured revolving loan	12,555	—
The Shade Store, LLC	First lien senior secured revolving loan	4,909	6,818
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	470	714
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	1,306	2,041
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	10,000	—
Troon Golf, L.L.C.	First lien senior secured revolving loan	7,207	7,207
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	1,475	950
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	3,045	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	8,120	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	1,078
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	113	142
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
Zendesk, Inc.	First lien senior secured delayed draw term loan	30,080	—
Zendesk, Inc.	First lien senior secured revolving loan	12,386	—
Total Unfunded Portfolio Company Commitments		$1,067,317	$422,808

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

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of us in the amount of $1.7 million for the period from April 22, 2020 (Inception) to December 31, 2022, of which $1.7 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5%

of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2022, management was not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities and notes as of December 31, 2022, is as follows:

($ in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 years
Revolving Credit Facility	$302,287	$—	$—	$302,287	$—
SPV Asset Facility I	440,430	—	—	—	440,430
SPV Asset Facility II	1,538,000	—	—	1,538,000	—
SPV Asset Facility III	555,000	—	—	555,000	—
SPV Asset Facility IV	465,000	—	—	—	465,000
CLO VIII	290,000	—	—	—	290,000
September 2026 Notes	500,000	—	—	500,000	—
February 2027 Notes	350,000	—	—	350,000	—
September 2027 Notes	600,000	—	—	600,000	—
March 2025 Notes	500,000	—	500,000	—	—
Total Contractual Obligations	$5,540,717	$—	$500,000	$3,845,287	$1,195,430

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

We invest in Amergin AssetCo, Fifth Season, and ORCIC SLF, controlled affiliated investments, and LSI Financing, a non-controlled affiliated investment, as defined in the 1940 Act. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors described in “ITEM 1A. – RISK FACTORS.”

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

Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We complied with the mandatory provisions of Rule 2a-5 by the September 2022 compliance date. Additionally, commencing with the fourth quarter of 2022, pursuant to Rule 2a-5, the Board designated the Adviser as our valuation designee to perform fair value determinations relating to the value of assets we held for which market quotations are not readily available.

Investments for which market quotations are readily available are typically valued at the average bid price of those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of our investments, are valued at fair value as determined in good faith by our Adviser, as the valuation designee, based on, among other things, the input of the independent third-party valuation firm(s) engaged at the direction of our Adviser.

As part of the valuation process, our Adviser, as the valuation designee, takes into account relevant factors in determining the fair value of our investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Adviser, as valuation designee, considers whether the pricing indicated by the external event corroborates its valuation.

Our Adviser, as the valuation designee, undertakes a multi-step valuation process, which includes, among other procedures, the following:

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
•Preliminary valuation conclusions are documented and discussed with the Adviser’s valuation committee;
•Our Adviser, as the valuation designee, reviews the recommended valuations and determines the fair value of each investment;
•Each quarter, our Adviser, as the valuation designee, provides the Audit Committee a summary or description of material fair value matters that occurred in the prior quarter and on an annual basis, our Adviser, as the valuation designee, will provide the Audit Committee with a written assessment of the adequacy and effectiveness of its fair value process; and
•The Audit Committee oversee the valuation designee and will report to the Board on any valuation matters requiring the Board’s attention.

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

Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurred. In addition to using the above inputs in investment valuations, we apply the valuation policy approved by our Board that is consistent with ASC 820. Consistent with the valuation policy,our Adviser, as the valuation designee, evaluates the source of the inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), we subject those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, our Adviser, as the valuation designee, or the independent valuation firm(s), review pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.

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

Financial and Derivative Instruments
Rule 18f-4 was recently adopted by the SEC, and requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. The Company currently qualifies as a “limited derivatives user” and expects to continue to do so. The Company adopted a derivatives policy by Rule 18f-4’s August 2022 compliance date, and complies with the recordkeeping requirements.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes accretion and amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. PIK dividends represent accrued dividends that are added to the shares held of the equity investment on the respective interest payment dates rather than being paid in cash and generally becomes due at a certain trigger date. For the year ended December 31, 2022, PIK interest income earned was $34.8 million, representing 5.2% of total investment income. For the year ended December 31, 2021, PIK interest income earned was $5.2 million, representing 8.0% of total investment income. For the year ended December 31, 2020, PIK interest income earned was $2 thousand, representing 2.9% of total investment income. Discounts and premiums to par value on securities purchased are accreted or amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of premiums or discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

Distributions

We have elected to be treated for U.S. federal income tax purposes, and intend to continue to qualify annually as a RIC under Subchapter M of the Code. To obtain and maintain our tax treatment as a RIC, we must distribute (or be deemed to distribute) in each taxable year distributions for tax purposes equal to at least 90% of the sum of our:

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

We intend to distribute annually all or substantially all of such income. To the extent that we retain our net capital gains or any investment company taxable income, we generally will be subject to U.S. federal income tax at corporate rates. We can be expected to carry forward our net capital gains or any investment company taxable income in excess of current year dividend distributions, and pay the U.S. federal excise tax as described below.

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

Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We also have elected to be treated as a RIC under the Code beginning with our taxable year ended December 31, 2020, and intend to qualify for tax treatment as a RIC. As a RIC, we generally will not pay U.S. federal income taxes at corporate rates on any ordinary income or capital gains that we distribute at least annually to our shareholders as distributions. Rather, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2022. The 2020 through 2021 tax years remain subject to examination by U.S. federal, state and local tax authorities.

Recent Developments

Equity Raise

As of March 10, 2023, we have issued 210,141,331 shares of Class S common stock, 50,350,629 shares of Class D common stock, and 366,685,080 shares of Class I common stock and have raised total gross proceeds of $1,951.0 million, $464.8 million, and $3,372.9 million, respectively, including seed capital of $1,000 contributed by our Adviser in September 2020 and approximately $25.0 million in gross proceeds raised from Feeder FIC Equity.

Dividend

On February 10, 2023, our Board declared a distribution of (i) $0.06765 per share, payable on or before March 31, 2023 to shareholders of record as of February 28, 2023, (ii) $0.06765 per share, payable on or before April 30, 2023 to shareholders of record as of March 31, 2023, and (iii) $0.06765 per share, payable on or before May 31, 2023 to shareholders of record as of April 30, 2023.

On February 10, 2023, our Board also declared a special distribution to shareholders. This special distribution is in addition to those distributions previously declared and announced. This additional distribution, in the amount of $0.02 per share, will be payable on or before May 31, 2023 to shareholders of record as of April 30, 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including valuation risk, interest rate risk, currency risk and inflation and supply chain risk.

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by the Adviser, as our valuation designee, based on, among other things, the input of the independent third-party valuation firm(s) engaged at the direction of the Adviser, as our valuation designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

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

As of December 31, 2022, 98.9% of our debt investments based on fair value were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.7%.

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$298.7	$(124.3)	$174.4
Up 200 basis points	$199.1	$(82.9)	$116.2
Up 100 basis points	$99.6	$(41.4)	$58.1
Up 50 basis points	$49.8	$(20.7)	$29.0
Down 50 basis points	$(49.8)	$20.7	$(29.0)
Down 100 basis points	$(99.6)	$41.4	$(58.1)

(1)Includes the impact of our interest rate swaps as a result of interest rate changes.
(2)Excludes the impact of income based fees. See Note 3 of our consolidated financial statements for more information on the income based fees.

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

Inflation and Supply Chain Risk

Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, geopolitical events, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation has increased in the United States and globally. Inflation is likely to continue in the near to medium-term, particularly in the United States, and monetary policy has tightened in response. Persistent inflationary pressures could affect our portfolio companies profit margins.

143

Item 8. Consolidated Financial Statements
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (KPMG, New York, New York, PCAOB ID 185	F-2
Consolidated Statements of Assets and Liabilities as of December 31, 2022 and 2021	F-4
Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and for the period from November 10, 2020 (Commencement of operations) to December 31, 2020	F-5
Consolidated Schedules of Investments as of December 31, 2022 and 2021	F-6
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2022, 2021, and for the period from November 10, 2020 (Commencement of operations) to December 31, 2020	F-38
Consolidated Statements of Cash Flows for the year ended December 31, 2022, 2021, and for the period from November 10, 2020 (Commencement of operations) to December 31, 2020	F-39
Notes to Consolidated Financial Statements	F-41

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Owl Rock Core Income Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Owl Rock Core Income Corp. and subsidiaries (the Company) including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the two year period ended December 31, 2022 and for the period from November 10, 2020 (commencement of operations) to December 31, 2020, and the related notes (collectively, the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in its net assets, and its cash flows for each of the years in the two year period ended December 31, 2022 and for the period from November 10, 2020 (commencement of operations) to December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2022 and 2021, by correspondence with custodians, portfolio companies, agents, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair value of investments

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company determines fair value for investments that are not publicly traded or for which there is no readily determinable market value by using unobservable inputs and assumptions. As of December 31, 2022, the fair value of such investments was $9.6 billion.

We identified the evaluation of the fair value of investments that are not publicly traded and have no readily determinable market value as a critical audit matter. Evaluation of the Company’s valuation assumptions involved a high degree of auditor judgment. Specifically, subjective auditor judgment was required to evaluate market yields for investments with similar terms and risk profiles used in yield analyses for debt and other interest-bearing investments and comparable financial performance multiples used in determining enterprise values. Changes in these assumptions could have a significant impact on the fair value of investments.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the valuation of investments process. This included controls related to the development of the market yield and financial performance multiple assumptions used in the Company’s valuations. We evaluated the Company’s ability to estimate fair value by comparing a selection of prior period fair values to the prices of transactions occurring subsequent to the prior period valuation date. For a selection of investments, we compared data used by the Company in developing such assumptions to relevant underlying documentation, including portfolio company financial information. We involved valuation professionals with specialized skills and knowledge who, for a selection of the Company’s investments, assisted by developing an estimate of fair value using independent market yields and financial performance multiples that were developed using relevant market and portfolio company financial information and comparing such estimates to the fair values recorded by the Company for the respective investments.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

New York, New York
March 10, 2023

Owl Rock Core Income Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $10,585,542 and $3,116,897, respectively)	$10,469,767	$3,120,372
Non-controlled, affiliated investments (amortized cost of $6,224 and $0, respectively)	6,175	—
Controlled, affiliated investments (amortized cost of $233,026 and $0, respectively)	231,642	—
Total investments at fair value (amortized cost of $10,824,792 and $3,116,897, respectively)	10,707,584	3,120,372
Cash (restricted cash of $23,000 and $0, respectively)	225,247	21,459
Interest receivable	80,402	19,034
Due from Affiliates	20,202	—
Prepaid expenses and other assets	2,927	2,883
Total Assets	$11,036,362	$3,163,748
Liabilities
Debt (net of unamortized debt issuance costs of $63,306 and $22,641, respectively)	5,477,411	1,525,811
Distribution payable	37,036	9,005
Payable for investments purchased	41,706	27,363
Payables to affiliates	32,590	9,121
Tender offer payable	110,836	1,413
Accrued expenses and other liabilities	87,030	10,307
Total Liabilities	$5,786,609	$1,583,020
Commitments and contingencies (Note 7)
Net Assets
Class S Common shares $0.01 par value, 1,000,000,000 shares authorized; 196,951,435 and 60,700,920 shares issued and outstanding, respectively	1,970	607
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 48,895,298 and 18,522,331 shares issued and outstanding, respectively	489	186
Class I Common shares $0.01 par value, 1,000,000,000 shares authorized; 332,811,718 and 90,103,200 shares issued and outstanding, respectively	3,328	901
Additional paid-in-capital	5,322,239	1,574,366
Accumulated undistributed (overdistributed) earnings	(78,273)	4,668
Total Net Assets	$5,249,753	$1,580,728
Total Liabilities and Net Assets	$11,036,362	$3,163,748
Net Asset Value Per Class S Share	$9.06	$9.33
Net Asset Value Per Class D Share	$9.07	$9.33
Net Asset Value Per Class I Share	$9.08	$9.34

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Core Income Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2022	2021 (2)	2020 (2)
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$579,296	$55,530	$60
PIK interest income	34,789	5,212	—
Dividend income	37,190	1,382	2
Other income	15,538	2,719	7
Total investment income from non-controlled, non-affiliated investments	666,813	64,843	69
Investment income from controlled, affiliated investments:
Dividend income	3,372	—	—
Total investment income from controlled, affiliated investments	3,372	—	—
Total Investment Income	670,185	64,843	69
Operating Expenses
Initial organization	—	273	195
Offering costs	3,661	2,972	—
Interest expense	200,318	14,257	4
Management fees	42,610	3,632	14
Performance based incentive fees	48,926	5,257	—
Professional fees	9,297	1,955	144
Directors' fees	1,099	1,059	215
Shareholder servicing fees	12,445	1,292	—
Other general and administrative	4,874	2,780	237
Total Operating Expenses	323,230	33,477	809
Management fees waived (Note 3)	—	(52)	(14)
Expense support (Note 3)	(6,775)	(2,578)	—
Recoupment of expense support (Note 3)	6,775	2,578	—
Net Operating Expenses	323,230	33,425	795
Net Investment Income (Loss) Before Taxes	346,955	31,418	(726)
Excise tax	104	11	—
Net Investment Income (Loss) After Taxes	346,851	31,407	(726)
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(113,557)	$3,566	$(2)
Non-controlled, affiliated investments	(49)	—	—
Controlled, affiliated investments	(1,384)	—	—
Translation of assets and liabilities in foreign currencies	(1,195)	(2)	—
Total Net Change in Unrealized Gain (Loss)	(116,185)	3,564	(2)
Net realized gain (loss):
Non-controlled, non-affiliated investments	(12,748)	923	—
Foreign currency transactions	371	(4)	—
Total Net Realized Gain (Loss)	(12,377)	919	—
Total Net Realized and Change in Unrealized Gain (Loss)	(128,562)	4,483	(2)
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$218,289	$35,890	$(728)
Net Increase (Decrease) in Net Assets Resulting from Operations- Class S Common Stock	$67,729	$9,605	$—
Net Increase (Decrease) in Net Assets Resulting from Operations- Class D Common Stock	$18,672	$4,412	$—
Net Increase (Decrease) in Net Assets Resulting from Operations- Class I Common Stock	$131,888	$21,873	$(728)
Earnings Per Share - Basic and Diluted of Class S Common Stock	$0.45	$0.66	$—
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	149,191,401	14,469,872	0
Earnings Per Share - Basic and Diluted of Class D Common Stock	$0.49	$0.72	$—
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted	38,303,974	6,090,894	0
Earnings Per Share - Basic and Diluted of Class I Common Stock	$0.55	$0.73	$(0.71)
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	239,914,771	30,150,794	1,030,869

(1)The Company commenced operations on November 10, 2020. There were no Class S or Class D shares of common stock outstanding as of December 31, 2020.
(2)For the periods ended December 31, 2021 and 2020 dividend and other income were reported in aggregate as other income.

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(5)
Advertising and media
Global Music Rights, LLC(7)	First lien senior secured loan	L + 5.50%	8/28/2028	$83,531	$82,119	$83,530	1.6%
Global Music Rights, LLC(7)(17)(18)	First lien senior secured revolving loan	L + 5.75%	8/27/2027	—	(116)	—	—%
The NPD Group, L.P.(9)	First lien senior secured loan	SR + 6.25% (incl. 2.75% PIK)	12/1/2028	224,081	219,669	219,600	4.2%
The NPD Group, L.P.(9)(17)	First lien senior secured revolving loan	SR + 5.75%	12/1/2027	1,712	1,449	1,427	0.0%
				309,324	303,121	304,557	5.8%
Aerospace and Defense
Bleriot US Bidco Inc.(7)(22)	First lien senior secured loan	L + 4.00%	10/30/2026	$5,096	$5,095	$5,031	0.1%
ManTech International Corporation(10)	First lien senior secured loan	SR + 5.75%	9/14/2029	14,181	13,907	13,898	0.3%
ManTech International Corporation(10)(17)(18)(19)	First lien senior secured delayed draw term loan	SR + 5.75%	9/16/2024	—	(32)	(34)	0.0%
ManTech International Corporation(10)(17)(18)	First lien senior secured revolving loan	SR + 5.75%	9/14/2028	—	(34)	(36)	0.0%
Peraton Corp.(6)(22)	First lien senior secured loan	L + 3.75%	2/1/2028	14,746	14,722	14,377	0.3%
Peraton Corp.(6)(22)	Second lien senior secured loan	L + 7.75%	2/1/2029	4,854	4,795	4,599	0.1%
				38,877	38,453	37,835	0.8%
Automotive
Holley Inc.(7)(22)	First lien senior secured loan	L + 3.75%	11/17/2028	$2,348	$2,339	$2,027	0.0%
Mavis Tire Express Services Topco Corp.(9)(22)	First lien senior secured loan	SR + 4.00%	5/4/2028	9,850	9,811	9,378	0.2%
OAC Holdings I Corp. (dba Omega Holdings)(10)	First lien senior secured loan	SR + 5.00%	3/30/2029	9,142	8,974	8,867	0.2%
OAC Holdings I Corp. (dba Omega Holdings)(10)(17)	First lien senior secured revolving loan	SR + 5.00%	3/31/2028	1,433	1,388	1,356	0.0%
Power Stop, LLC(7)(21)	First lien senior secured loan	L + 4.75%	1/26/2029	29,775	29,509	26,798	0.5%
Spotless Brands, LLC(10)	First lien senior secured loan	SR + 6.50%	7/25/2028	54,425	53,397	53,335	1.1%
Spotless Brands, LLC(10)(17)(18)	First lien senior secured revolving loan	SR + 6.50%	7/25/2028	—	(27)	(29)	0.0%
				106,973	105,391	101,732	2.0%
Asset Based Lending and Fund Finance
Hg Genesis 9 Sumoco Limited(13)(23)	Unsecured facility	E+ 7.00% PIK	3/10/2027	$124,092	$127,414	$124,092	2.4%
Hg Saturn LuchaCo Limited(14)(23)	Unsecured facility	S + 7.50% PIK	3/30/2026	1,898	2,144	1,874	0.0%
				125,990	129,558	125,966	2.4%
Buildings and real estate
Associations, Inc.(10)	First lien senior secured loan	SR + 6.50% (incl. 2.50% PIK)	7/2/2027	$104,673	$103,666	$104,412	2.0%
Associations, Inc.(10)(17)(18)	First lien senior secured revolving loan	SR + 6.50%	7/2/2027	—	(36)	(12)	0.0%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Associations, Inc.(10)(17)(19)	First lien senior secured delayed draw term loan	SR + 6.50% (incl. 2.50% PIK)	6/10/2024	4,565	4,024	4,413	0.1%
CoreLogic Inc.(6)(22)	First lien senior secured loan	L + 3.50%	6/2/2028	42,056	41,236	34,962	0.7%
Dodge Construction Network, LLC(11)	First lien senior secured loan	SR + 4.75%	2/23/2029	17,114	16,878	14,547	0.3%
RealPage, Inc.(6)(21)(22)	First lien senior secured loan	L + 3.00%	4/24/2028	14,203	14,187	13,478	0.3%
RealPage, Inc.(6)	Second lien senior secured loan	L + 6.50%	4/23/2029	27,500	27,146	26,330	0.5%
Wrench Group LLC(7)	First lien senior secured loan	L + 4.00%	4/30/2026	10,545	10,410	10,176	0.2%
				220,656	217,511	208,306	4.1%
Business services
Access CIG, LLC(6)	Second lien senior secured loan	L + 7.75%	2/27/2026	$2,385	$2,379	$2,373	0.0%
BrightView Landscapes, LLC(9)(21)(22)	First lien senior secured loan	SR + 3.25%	4/20/2029	9,353	9,029	8,979	0.2%
ConnectWise, LLC(6)(22)	First lien senior secured loan	L + 3.50%	9/29/2028	30,003	30,065	28,436	0.5%
CoreTrust Purchasing Group LLC(10)	First lien senior secured loan	SR + 6.75%	10/1/2029	97,393	95,495	95,445	1.8%
CoreTrust Purchasing Group LLC(10)(17)(18)(19)	First lien senior secured delayed draw term loan	SR + 6.75%	9/30/2024	—	(68)	(71)	0.0%
CoreTrust Purchasing Group LLC(10)(17)(18)	First lien senior secured revolving loan	SR + 6.75%	10/1/2029	—	(269)	(284)	0.0%
Denali BuyerCo, LLC (dba Summit Companies)(7)	First lien senior secured loan	L + 5.75%	9/15/2028	131,499	129,752	130,184	2.5%
Denali BuyerCo, LLC (dba Summit Companies)(7)	First lien senior secured loan	L + 5.75%	9/15/2028	35,205	34,470	34,853	0.7%
Denali BuyerCo, LLC (dba Summit Companies)(7)(17)(19)	First lien senior secured delayed draw term loan	L + 5.75%	9/15/2023	27,343	26,953	27,070	0.5%
Denali BuyerCo, LLC (dba Summit Companies)(7)(17)(18)	First lien senior secured revolving loan	L + 5.75%	9/15/2027	—	(101)	(100)	0.0%
Diamondback Acquisition, Inc. (dba Sphera)(6)	First lien senior secured loan	L + 5.50%	9/13/2028	47,348	46,544	46,874	0.9%
Diamondback Acquisition, Inc. (dba Sphera)(6)(17)(18)(19)	First lien senior secured delayed draw term loan	L + 5.50%	9/13/2023	—	(78)	—	0.0%
Entertainment Benefits Group, LLC(9)	First lien senior secured loan	SR + 4.75%	5/1/2028	75,023	74,343	75,023	1.4%
Entertainment Benefits Group, LLC(9)(17)	First lien senior secured revolving loan	SR + 4.75%	4/29/2027	7,733	7,633	7,733	0.1%
Fullsteam Operations, LLC(7)(17)(19)	First lien senior secured delayed draw term loan	L + 7.50% (incl. 3.00% PIK)	5/13/2024	48,970	47,520	47,953	0.9%
Hercules Borrower, LLC (dba The Vincit Group)(7)	First lien senior secured loan	L + 6.50%	12/15/2026	808	799	806	0.0%
Hercules Borrower, LLC (dba The Vincit Group)(7)	First lien senior secured loan	L + 5.50%	12/15/2026	2,193	2,176	2,155	0.0%
Hercules Borrower, LLC (dba The Vincit Group)(7)(17)(19)	First lien senior secured delayed draw term loan	L + 5.50%	9/10/2023	10,346	10,258	10,091	0.2%
Hercules Borrower, LLC (dba The Vincit Group)(8)(17)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	10	9	10	0.0%
Hercules Buyer, LLC (dba The Vincit Group)(16)(28)	Unsecured notes	0.48% PIK	12/14/2029	24	24	24	0.0%
Kaseya Inc.(10)	First lien senior secured loan	SR + 5.75%	6/25/2029	71,717	70,363	71,000	1.4%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Kaseya Inc.(10)(17)(18)(19)	First lien senior secured delayed draw term loan	SR + 5.75%	6/24/2024	—	(40)	—	0.0%
Kaseya Inc.(10)(17)(18)	First lien senior secured revolving loan	SR + 5.75%	6/25/2029	—	(80)	(43)	0.0%
KPSKY Acquisition, Inc. (dba BluSky)(6)	First lien senior secured loan	L + 5.50%	10/19/2028	84,239	82,789	82,133	1.6%
KPSKY Acquisition, Inc. (dba BluSky)(15)(17)(19)	First lien senior secured delayed draw term loan	P + 4.50%	6/17/2024	2,363	2,167	2,055	0.0%
Packers Holdings, LLC(6)(22)	First lien senior secured loan	L + 3.25%	3/9/2028	34,003	33,860	29,583	0.6%
Ping Identity Holding Corp.(9)	First lien senior secured loan	SR + 7.00%	10/17/2029	21,818	21,498	21,491	0.4%
Ping Identity Holding Corp.(9)(17)(18)	First lien senior secured revolving loan	SR + 7.00%	10/17/2028	—	(32)	(33)	0.0%
				739,776	727,458	723,740	13.7%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(6)	First lien senior secured loan	L + 3.75%	11/24/2027	$12,902	$12,696	$12,515	0.2%
Aruba Investments Holdings, LLC (dba Angus Chemical Company)(6)	Second lien senior secured loan	L + 7.75%	11/24/2028	40,137	40,125	39,535	0.8%
Douglas Products and Packaging Company LLC(9)	First lien senior secured loan	SR + 7.00%	6/30/2025	24,432	24,193	24,188	0.5%
Douglas Products and Packaging Company LLC(17)(18)	First lien senior secured revolving loan	SR + 7.00%	6/30/2025	—	(31)	(32)	0.0%
Gaylord Chemical Company, L.L.C.(7)	First lien senior secured loan	L + 6.50%	3/30/2027	103,309	102,462	103,309	2.0%
Gaylord Chemical Company, L.L.C.(7)(17)(18)	First lien senior secured revolving loan	L + 6.00%	3/30/2026	—	(29)	—	0.0%
Velocity HoldCo III Inc. (dba VelocityEHS)(8)	First lien senior secured loan	L + 5.75%	4/22/2027	2,323	2,283	2,323	0.0%
Velocity HoldCo III Inc. (dba VelocityEHS)(6)(17)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	28	26	28	0.0%
				183,131	181,725	181,866	3.5%
Consumer products
ConAir Holdings LLC(7)	Second lien senior secured loan	L + 7.50%	5/17/2029	$32,500	$32,051	$29,575	0.6%
Foundation Consumer Brands, LLC(7)	First lien senior secured loan	L + 5.50%	2/12/2027	49,710	49,722	49,585	0.9%
Lignetics Investment Corp.(7)	First lien senior secured loan	L + 6.00%	11/1/2027	75,706	74,909	74,192	1.4%
Lignetics Investment Corp.(7)(17)(18)(19)	First lien senior secured delayed draw term loan	L + 6.00%	11/1/2023	—	(96)	(191)	0.0%
Lignetics Investment Corp.(6)(17)	First lien senior secured revolving loan	L + 6.00%	10/30/2026	6,882	6,772	6,653	0.1%
Olaplex, Inc.(9)(23)	First lien senior secured loan	SR + 3.50%	2/23/2029	40,473	40,335	38,045	0.7%
SWK BUYER, Inc. (dba Stonewall Kitchen)(11)	First lien senior secured loan	SR + 5.25%	3/12/2029	59,674	58,613	57,884	1.1%
SWK BUYER, Inc. (dba Stonewall Kitchen)(9)(17)	First lien senior secured revolving loan	SR + 5.25%	3/12/2029	1,953	1,854	1,785	0.0%
SWK BUYER, Inc. (dba Stonewall Kitchen)(11)(17)(18)(19)	First lien senior secured delayed draw term loan	SR + 5.25%	3/11/2024	—	(123)	(279)	0.0%
				266,898	264,037	257,249	4.8%
Containers and packaging

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Ascend Buyer, LLC (dba PPC Flexible Packaging)(9)	First lien senior secured loan	SR + 6.25%	10/2/2028	$49,704	$49,278	$49,331	0.9%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(9)(17)(18)	First lien senior secured revolving loan	SR + 6.25%	9/30/2027	—	(40)	(38)	0.0%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(9)	First lien senior secured loan	SR + 6.25%	9/30/2028	30,694	30,096	30,464	0.6%
Berlin Packaging L.L.C.(6)(21)(22)	First lien senior secured loan	L + 3.75%	3/11/2028	15,009	14,628	14,412	0.3%
BW Holding, Inc.(10)	First lien senior secured loan	SR + 4.00%	12/14/2028	14,076	13,907	12,950	0.2%
Charter NEX US, Inc.(6)(21)(22)	First lien senior secured loan	L + 3.75%	12/1/2027	34,957	34,477	33,898	0.6%
Five Star Lower Holding LLC(11)	First lien senior secured loan	SR + 4.25%	5/5/2029	21,820	21,539	21,275	0.4%
Fortis Solutions Group, LLC(7)	First lien senior secured loan	L + 5.50%	10/13/2028	67,451	66,277	65,596	1.2%
Fortis Solutions Group, LLC(7)(17)(18)(19)	First lien senior secured delayed draw term loan	L + 5.50%	10/13/2023	—	(4)	(3)	0.0%
Fortis Solutions Group, LLC(8)(17)	First lien senior secured revolving loan	L + 5.50%	10/15/2027	900	792	714	0.0%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)	First lien senior secured loan	SR + 5.75%	5/23/2028	82,137	81,386	82,137	1.6%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)(17)(19)	First lien senior secured delayed draw term loan	SR + 5.75%	5/23/2024	—	—	—	0.0%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)(17)	First lien senior secured revolving loan	SR + 5.75%	5/23/2028	2,117	2,003	2,117	0.0%
Pregis Topco LLC(10)(21)(22)	First lien senior secured loan	SR + 3.75%	7/31/2026	4,987	4,928	4,838	0.1%
Pregis Topco LLC(6)	Second lien senior secured loan	L + 6.75%	8/1/2029	30,000	29,999	29,625	0.6%
Pregis Topco LLC(6)	Second lien senior secured loan	L + 7.75%	8/1/2029	2,500	2,500	2,488	0.0%
Ring Container Technologies Group, LLC(6)(22)	First lien senior secured loan	L + 3.50%	8/12/2028	16,250	16,202	16,007	0.3%
Tricorbraun Holdings, Inc.(6)(21)(22)	First lien senior secured loan	L + 3.25%	3/3/2028	15,886	15,511	15,123	0.3%
				388,488	383,479	380,934	7.1%
Distribution
ABB/Con-cise Optical Group LLC(8)	First lien senior secured loan	L + 7.50%	2/23/2028	$35,206	$34,736	$35,117	0.7%
ABB/Con-cise Optical Group LLC(8)(17)	First lien senior secured revolving loan	L + 7.50%	2/23/2028	3,510	3,463	3,501	0.1%
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(9)(22)	First lien senior secured loan	SR + 4.63%	6/11/2026	31,823	30,838	30,869	0.6%
Dealer Tire, LLC(9)	First lien senior secured loan	SR + 4.50%	12/12/2025	5,048	5,055	4,973	0.1%
Dealer Tire, LLC(16)(21)	Unsecured notes	8.00%	2/1/2028	56,120	54,928	47,842	0.9%
Formerra, LLC(10)	First lien senior secured loan	SR + 7.25%	11/1/2028	5,250	5,083	5,079	0.1%
Formerra, LLC(10)(17)(18)(19)	First lien senior secured delayed draw term loan	SR + 7.25%	11/1/2023	—	(3)	(3)	0.0%
Formerra, LLC(10)(17)(18)	First lien senior secured revolving loan	SR + 7.25%	11/1/2028	—	(17)	(17)	0.0%
Individual Foodservice Holdings, LLC(10)	First lien senior secured loan	SR + 6.25%	11/21/2025	1,292	1,279	1,288	0.0%
Individual Foodservice Holdings, LLC(7)	First lien senior secured loan	L + 6.25%	11/21/2025	62,804	62,341	62,648	1.2%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Individual Foodservice Holdings, LLC(10)	First lien senior secured loan	SR + 6.75%	11/21/2025	1,952	1,933	1,952	0.0%
Individual Foodservice Holdings, LLC(7)(17)(19)	First lien senior secured delayed draw term loan	L + 6.25%	11/30/2023	18,151	17,847	18,059	0.3%
Individual Foodservice Holdings, LLC(10)(17)(18)(19)	First lien senior secured delayed draw term loan	SR + 6.75%	12/21/2023	—	(80)	—	0.0%
Individual Foodservice Holdings, LLC(10)(17)(18)	First lien senior secured revolving loan	SR + 6.25%	11/22/2024	—	(1)	—	0.0%
SRS Distribution, Inc.(6)(22)	First lien senior secured loan	L + 3.50%	6/2/2028	24,139	23,899	23,052	0.4%
White Cap Supply Holdings, LLC(9)(21)(22)	First lien senior secured loan	SR + 3.75%	10/19/2027	11,614	11,169	11,212	0.2%
				256,909	252,470	245,572	4.6%
Education
CIG Emerald Holding LLC(10)(23)	First lien senior secured loan	SR + 6.50%	6/8/2027	$78,000	$77,124	$77,609	1.5%
Community Brands ParentCo, LLC(9)	First lien senior secured loan	SR + 5.75%	2/24/2028	31,636	31,083	31,161	0.6%
Community Brands ParentCo, LLC(9)(17)(18)(19)	First lien senior secured delayed draw term loan	SR + 5.75%	2/26/2024	—	(32)	(19)	0.0%
Community Brands ParentCo, LLC(9)(17)(18)	First lien senior secured revolving loan	SR + 5.75%	2/24/2028	—	(32)	(28)	0.0%
Severin Acquisition, LLC (dba Powerschool)(10)(22)	First lien senior secured loan	SR + 3.00%	8/1/2025	14,858	14,844	14,747	0.3%
Sophia, L.P.(9)	First lien senior secured loan	SR + 4.25%	10/7/2027	15,113	14,978	15,075	0.3%
Pluralsight, LLC(7)	First lien senior secured loan	L + 8.00%	4/6/2027	6,255	6,192	6,161	0.1%
Pluralsight, LLC(6)(17)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	196	192	190	0.0%
				146,058	144,349	144,896	2.8%
Energy equipment and services
Pike Corp.(6)(21)(22)	First lien senior secured loan	L + 3.00%	1/21/2028	$5,991	$5,976	$5,900	0.1%
				5,991	5,976	5,900	0.1%
Financial services
Acuris Finance US, Inc. (ION Analytics) (10)(21)(22)	First lien senior secured loan	SR + 4.00%	2/16/2028	$10,500	$10,429	$10,304	0.2%
AxiomSL Group, Inc.(6)	First lien senior secured loan	L + 5.75%	12/3/2027	34,831	34,540	34,309	0.7%
AxiomSL Group, Inc.(6)(17)(18)(19)	First lien senior secured delayed draw term loan	L + 6.00%	7/21/2023	—	(8)	(11)	0.0%
AxiomSL Group, Inc.(6)(17)(18)	First lien senior secured revolving loan	L + 6.50%	12/3/2025	—	(18)	(39)	0.0%
Computer Services, Inc. (dba CSI)(10)	First lien senior secured loan	SR + 6.75%	11/15/2029	30,500	29,898	29,890	0.6%
Muine Gall, LLC(8)(23)(27)	First lien senior secured loan	L + 7.00% PIK	9/23/2024	94,583	95,126	92,218	1.8%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)	First lien senior secured loan	L + 5.75%	9/8/2025	5,671	5,631	5,600	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)	First lien senior secured loan	L + 5.75%	9/8/2025	2,143	2,128	2,117	0.0%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)	First lien senior secured loan	L + 5.75%	9/8/2025	150	149	149	0.0%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)	First lien senior secured loan	L + 5.75%	9/8/2025	508	504	502	0.0%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(17)(19)	First lien senior secured delayed draw term loan	L + 5.75%	10/2/2023	1,999	1,975	1,969	0.0%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(17)(18)	First lien senior secured revolving loan	L + 5.75%	9/8/2025	—	(6)	(7)	0.0%
Smarsh Inc.(11)	First lien senior secured loan	SR + 6.50%	2/16/2029	83,048	82,296	82,217	1.6%
Smarsh Inc.(11)(17)(19)	First lien senior secured delayed draw term loan	SR + 6.50%	2/19/2024	10,381	10,188	10,277	0.2%
Smarsh Inc.(11)(17)(18)	First lien senior secured revolving loan	SR + 6.50%	2/16/2029	—	(45)	(52)	0.0%
				274,314	272,787	269,443	5.2%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(7)	First lien senior secured loan	L + 4.00%	9/5/2028	$13,860	$13,739	$13,548	0.3%
Balrog Acquisition, Inc. (dba BakeMark)(7)	Second lien senior secured loan	L + 7.00%	9/3/2029	6,000	5,956	5,940	0.1%
CFS Brands, LLC(8)	First lien senior secured loan	L + 3.00%	3/20/2025	44,294	43,100	41,858	0.8%
Dessert Holdings(7)	First lien senior secured loan	L + 4.00%	6/9/2028	19,800	19,712	18,315	0.3%
Hissho Sushi Merger Sub LLC(10)	First lien senior secured loan	SR + 5.75%	5/18/2028	113,118	112,079	112,835	2.1%
Hissho Sushi Merger Sub LLC(10)(17)	First lien senior secured revolving loan	SR + 5.75%	5/18/2028	1,749	1,671	1,727	0.0%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(9)	First lien senior secured loan	SR + 6.25%	3/11/2027	275,000	270,490	269,500	5.1%
KBP Brands, LLC(10)	First lien senior secured loan	SR + 6.50% (incl. 0.50% PIK)	5/26/2027	14,690	14,530	14,360	0.3%
KBP Brands, LLC(10)(17)(19)	First lien senior secured delayed draw term loan	SR + 6.00% (incl. 0.50% PIK)	12/22/2023	33,381	33,019	32,614	0.6%
Naked Juice LLC (dba Tropicana)(10)(22)	First lien senior secured loan	SR + 3.25%	1/24/2029	14,302	14,277	12,756	0.2%
Ole Smoky Distillery, LLC(9)	First lien senior secured loan	SR + 5.25%	3/31/2028	24,909	24,463	24,411	0.5%
Ole Smoky Distillery, LLC(9)(17)(18)	First lien senior secured revolving loan	SR + 5.25%	3/31/2028	—	(58)	(66)	0.0%
Pegasus BidCo B.V.(10)(21)(23)	First lien senior secured loan	SR + 4.25%	7/12/2029	5,500	5,448	5,321	0.1%
Shearer's Foods, LLC(6)(22)	First lien senior secured loan	L + 3.50%	9/23/2027	39,567	39,566	37,632	0.7%
Sovos Brands Intermediate, Inc.(7)(22)	First lien senior secured loan	L + 3.50%	6/8/2028	10,145	10,137	9,858	0.2%
Ultimate Baked Goods Midco, LLC(6)	First lien senior secured loan	L + 6.50%	8/13/2027	16,335	16,004	15,845	0.3%
Ultimate Baked Goods Midco, LLC(6)(17)	First lien senior secured revolving loan	L + 6.50%	8/13/2027	525	487	465	0.0%
				633,175	624,620	616,919	11.6%
Healthcare equipment and services
Canadian Hospital Specialties Ltd.(12)(23)	First lien senior secured loan	C + 4.50%	4/14/2028	$3,258	$3,480	$3,184	0.1%
Canadian Hospital Specialties Ltd.(17)(18)(19)(23)	First lien senior secured delayed draw term loan	C + 4.50%	4/15/2023	—	(6)	(10)	0.0%
Canadian Hospital Specialties Ltd.(12)(23)	First lien senior secured delayed draw term loan	C + 4.50%	4/14/2028	112	121	110	0.0%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Canadian Hospital Specialties Ltd.(12)(23)	First lien senior secured delayed draw term loan	C + 4.50%	4/14/2028	125	134	122	0.0%
Canadian Hospital Specialties Ltd.(12)(17)(23)	First lien senior secured revolving loan	C + 4.50%	4/15/2027	190	167	180	0.0%
Confluent Medical Technologies, Inc.(10)	First lien senior secured loan	SR + 3.75%	2/16/2029	24,975	24,863	23,664	0.5%
Confluent Medical Technologies, Inc.(10)	Second lien senior secured loan	SR + 6.50%	2/18/2030	46,000	45,154	43,585	0.8%
Dermatology Intermediate Holdings III, Inc(9)(21)	First lien senior secured loan	SR + 4.25%	4/2/2029	13,103	12,864	12,841	0.2%
Dermatology Intermediate Holdings III, Inc(9)(17)(19)	First lien senior secured delayed draw term loan	SR + 4.25%	4/1/2024	2,219	2,155	2,175	0.0%
CSC MKG Topco LLC. (dba Medical Knowledge Group)(6)	First lien senior secured loan	L + 5.75%	2/1/2029	97,711	95,958	95,513	1.8%
CSC MKG Topco LLC. (dba Medical Knowledge Group)(10)	First lien senior secured loan	SR + 5.75%	2/1/2029	3,085	2,989	3,015	0.1%
Medline Borrower, LP(6)(22)	First lien senior secured loan	L + 3.25%	10/23/2028	24,813	24,709	23,547	0.4%
Medline Borrower, LP(6)(17)(18)	First lien senior secured revolving loan	L + 3.25%	10/21/2026	—	(34)	(136)	0.0%
Natus Medical Inc.(10)(21)	First lien senior secured loan	SR + 5.50%	7/20/2029	500	467	468	0.0%
Packaging Coordinators Midco, Inc.(7)	Second lien senior secured loan	L + 7.00%	12/13/2029	53,918	52,397	50,953	1.0%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(10)(23)	First lien senior secured loan	SR + 6.75%	1/31/2028	50,902	50,237	50,266	0.9%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(10)(17)(23)	First lien senior secured revolving loan	SR + 6.75%	1/29/2026	19	18	18	0.0%
Rhea Parent, Inc.(10)	First lien senior secured loan	SR + 5.75%	2/19/2029	77,379	75,982	75,638	1.4%
				398,309	391,655	385,133	7.2%
Healthcare providers and services
Covetrus, Inc.(10)(22)	First lien senior secured loan	SR + 5.00%	10/13/2029	$7,490	$7,052	$6,999	0.1%
Covetrus Inc.(10)	Second lien senior secured loan	SR + 9.25%	10/13/2030	160,000	156,786	156,736	3.0%
Ex Vivo Parent Inc. (dba OB Hospitalist)(7)	First lien senior secured loan	L + 9.50%	9/27/2028	30,503	29,972	29,816	0.6%
Engage Debtco Limited(10)(23)	First lien senior secured loan	SR + 5.75%	7/13/2029	60,833	59,389	59,464	1.1%
Engage Debtco Limited(9)(23)	First lien senior secured loan	SR + 7.25%	7/12/2029	30,367	29,456	30,139	0.6%
Engage Debtco Limited(10)(23)	First lien senior secured delayed draw term loan	SR + 5.75%	7/13/2029	19,750	19,285	19,306	0.4%
MJH Healthcare Holdings, LLC(9)(21)	First lien senior secured loan	SR + 3.50%	1/28/2029	19,850	19,779	19,056	0.4%
Natural Partners, LLC(8)(23)	First lien senior secured loan	L + 6.00%	11/29/2027	68,679	67,476	67,306	1.3%
Natural Partners, LLC(8)(17)(18)(23)	First lien senior secured revolving loan	L + 6.00%	11/29/2027	—	(87)	(101)	0.0%
OB Hospitalist Group, Inc.(7)	First lien senior secured loan	L + 5.50%	9/27/2027	61,193	60,186	60,429	1.2%
OB Hospitalist Group, Inc.(7)(17)	First lien senior secured revolving loan	L + 5.50%	9/27/2027	2,771	2,645	2,671	0.1%
Pacific BidCo Inc.(10)(23)	First lien senior secured loan	SR + 5.75%	8/13/2029	161,148	157,289	157,522	3.0%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Pacific BidCo Inc.(10)(17)(18)(19)(23)	First lien senior secured delayed draw term loan	SR + 5.25%	8/11/2025	—	(211)	(179)	0.0%
Parexel International, Inc. (dba Parexel)(6)(22)	First lien senior secured loan	L + 3.25%	11/15/2028	19,850	19,764	19,084	0.4%
Parexel International, Inc. (dba Parexel)(6)	Second lien senior secured loan	L + 6.50%	11/15/2029	140,000	138,699	137,200	2.6%
Physician Partners, LLC(9)(22)	First lien senior secured loan	SR + 4.00%	12/23/2028	12,878	12,763	12,240	0.2%
Plasma Buyer LLC (dba Pathgroup)(9)	First lien senior secured loan	SR + 5.75%	5/14/2029	109,857	107,814	107,934	2.1%
Plasma Buyer LLC (dba Pathgroup)(9)(17)(18)(19)	First lien senior secured delayed draw term loan	SR + 5.75%	5/13/2024	—	(259)	(214)	0.0%
Plasma Buyer LLC (dba Pathgroup)(9)(17)(18)	First lien senior secured revolving loan	SR + 5.75%	5/12/2028	—	(219)	(214)	0.0%
Pediatric Associates Holding Company, LLC(6)(21)	First lien senior secured loan	L + 3.25%	12/29/2028	19,850	19,774	18,808	0.4%
Pediatric Associates Holding Company, LLC(6)(17)(19)	First lien senior secured delayed draw term loan	L + 3.25%	2/11/2024	1,763	1,758	1,586	0.0%
PPV Intermediate Holdings, LLC(10)	First lien senior secured loan	SR + 5.75%	8/31/2029	144,149	141,541	141,266	2.7%
PPV Intermediate Holdings, LLC(10)(17)	First lien senior secured revolving loan	SR + 5.75%	8/31/2029	3,201	2,975	2,964	0.1%
PPV Intermediate Holdings, LLC(10)(17)(18)(19)	First lien senior secured delayed draw term loan	SR + 5.75%	9/2/2024	—	(235)	(192)	0.0%
TC Holdings, LLC (dba TrialCard)(10)	First lien senior secured loan	SR + 5.00%	4/14/2027	64,408	63,844	64,247	1.2%
TC Holdings, LLC (dba TrialCard)(10)(17)(18)	First lien senior secured revolving loan	SR + 5.00%	4/14/2027	—	(67)	(19)	0.0%
Tivity Health, Inc(10)	First lien senior secured loan	SR + 6.00%	6/28/2029	151,620	148,052	149,346	2.8%
Unified Women's Healthcare, LP(9)	First lien senior secured loan	SR + 5.25%	6/18/2029	80,664	80,094	80,664	1.5%
Unified Women's Healthcare, LP(9)(17)(18)(19)	First lien senior secured delayed draw term loan	SR + 5.25%	6/17/2024	—	(21)	—	0.0%
Unified Women's Healthcare, LP(9)(17)(18)	First lien senior secured revolving loan	SR + 5.50%	6/18/2029	—	(56)	—	0.0%
Quva Pharma, Inc. (7)	First lien senior secured loan	L + 5.50%	4/12/2028	4,489	4,381	4,399	0.1%
Quva Pharma, Inc. (7)(17)	First lien senior secured revolving loan	L + 5.50%	4/10/2026	218	209	209	0.0%
WP CityMD Bidco LLC(6)(21)(22)	First lien senior secured loan	L + 3.25%	12/22/2028	19,294	19,245	19,247	0.4%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(6)	First lien senior secured loan	L + 5.50%	3/17/2025	120,215	120,215	119,012	2.3%
Vermont Aus Pty Ltd.(10)(23)	First lien senior secured loan	SR + 5.50%	3/22/2028	54,091	52,885	52,739	1.0%
				1,569,131	1,542,173	1,539,470	29.6%
Healthcare technology
Athenahealth Group Inc.(9)(22)	First lien senior secured loan	SR + 3.50%	2/15/2029	$29,634	$29,215	$26,683	0.5%
Athenahealth Group Inc.(9)(17)(18)(19)(22)	First lien senior secured delayed draw term loan	SR + 3.50%	8/15/2023	—	(34)	(344)	0.0%
BCPE Osprey Buyer, Inc. (dba PartsSource)(7)	First lien senior secured loan	L + 5.75%	8/23/2028	53,767	53,044	52,557	1.0%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
BCPE Osprey Buyer, Inc. (dba PartsSource)(7)(17)(18)(19)	First lien senior secured delayed draw term loan	L + 5.75%	8/23/2023	—	(189)	(349)	0.0%
BCPE Osprey Buyer, Inc. (dba PartsSource)(7)(17)(18)	First lien senior secured revolving loan	L + 5.75%	8/21/2026	—	(54)	(105)	0.0%
Color Intermediate, LLC(10)	First lien senior secured loan	SR + 5.50%	10/4/2029	9,234	9,054	9,050	0.2%
IMO Investor Holdings, Inc.(11)	First lien senior secured loan	SR + 6.00%	5/11/2029	20,794	20,407	20,534	0.4%
IMO Investor Holdings, Inc.(11)(17)(18)(19)	First lien senior secured delayed draw term loan	SR + 6.00%	5/13/2024	—	(45)	(12)	0.0%
IMO Investor Holdings, Inc.(11)(17)	First lien senior secured revolving loan	SR + 6.00%	5/11/2028	472	427	440	0.0%
Interoperability Bidco, Inc. (dba Lyniate)(10)	First lien senior secured loan	SR + 7.00%	12/24/2026	75,948	75,530	75,378	1.4%
Interoperability Bidco, Inc. (dba Lyniate)(7)(17)	First lien senior secured revolving loan	L + 7.00%	12/26/2024	1,739	1,724	1,713	0.0%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)	First lien senior secured loan	SR + 6.00%	10/30/2028	20,817	20,457	20,296	0.4%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)(17)(19)	First lien senior secured delayed draw term loan	SR + 6.00%	3/1/2024	2,394	2,283	2,220	0.0%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)(17)	First lien senior secured revolving loan	SR + 6.00%	10/29/2027	167	140	125	0.0%
Imprivata, Inc.(9)(22)	First lien senior secured loan	SR + 4.25%	12/1/2027	10,556	10,264	10,160	0.2%
Imprivata, Inc.(9)	Second lien senior secured loan	SR + 6.25%	12/1/2028	50,294	49,791	49,036	0.9%
Ocala Bidco, Inc.(7)	First lien senior secured loan	L + 6.25% (incl. 2.75% PIK)	11/24/2028	81,511	79,789	79,473	1.5%
Ocala Bidco, Inc.(7)(17)(18)(19)	First lien senior secured delayed draw term loan	L + 3.50%	5/24/2024	—	(89)	(106)	0.0%
Ocala Bidco, Inc.(7)	Second lien senior secured loan	L + 10.50% PIK	11/25/2033	42,611	41,889	41,972	0.8%
Intelerad Medical Systems Inc.(10)(23)	First lien senior secured loan	SR + 6.50%	8/21/2026	30,081	29,779	29,930	0.6%
Intelerad Medical Systems Inc.(9)(23)	First lien senior secured revolving loan	SR + 6.50%	8/21/2026	1,145	1,145	1,139	0.0%
PointClickCare Technologies Inc.(10)(23)	First lien senior secured loan	SR + 4.00%	12/29/2027	19,850	19,587	19,503	0.4%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(6)(22)	First lien senior secured loan	L + 3.25%	3/10/2028	14,396	13,922	13,581	0.3%
				465,410	458,036	452,874	8.6%
Household products
Aptive Environmental, LLC(16)	First lien senior secured loan	12.00% (incl. 6.00% PIK)	1/23/2026	$8,559	$7,179	$7,703	0.1%
Mario Purchaser, LLC (dba Len the Plumber)(9)	First lien senior secured loan	SR + 5.75%	4/26/2029	75,902	74,499	75,143	1.4%
Mario Purchaser, LLC (dba Len the Plumber)(9)(17)(19)	First lien senior secured delayed draw term loan	SR + 5.75%	4/26/2024	11,760	11,285	11,642	0.2%
Mario Purchaser, LLC (dba Len the Plumber)(9)(17)(18)	First lien senior secured revolving loan	SR + 5.75%	4/26/2028	—	(142)	(80)	0.0%
Mario Midco Holdings, Inc. (dba Len the Plumber)(9)	Unsecured facility	SR + 10.75% PIK	4/26/2032	23,752	23,124	23,396	0.4%
Simplisafe Holding Corporation(9)	First lien senior secured loan	SR + 6.25%	5/2/2028	127,753	125,429	126,156	2.4%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Simplisafe Holding Corporation(9)(17)(18)(19)	First lien senior secured delayed draw term loan	SR + 6.25%	5/2/2024	—	(143)	(40)	0.0%
Southern Air & Heat Holdings, LLC(7)	First lien senior secured loan	L + 4.50%	10/1/2027	1,079	1,066	1,060	0.0%
Southern Air & Heat Holdings, LLC(8)(17)(19)	First lien senior secured delayed draw term loan	L + 4.50%	10/1/2023	810	797	791	0.0%
Southern Air & Heat Holdings, LLC(7)(17)	First lien senior secured revolving loan	L + 4.50%	10/1/2027	79	76	74	0.0%
Walker Edison Furniture Company LLC(7)(32)	First lien senior secured loan	L + 8.75% (incl. 3.00% PIK)	3/31/2027	10,199	9,867	5,214	0.1%
				259,893	253,037	251,059	4.6%
Human resource support services
Cornerstone OnDemand, Inc.(6)(21)	First lien senior secured loan	L + 3.75%	10/16/2028	$19,850	$19,765	$18,858	0.4%
Cornerstone OnDemand, Inc.(6)	Second lien senior secured loan	L + 6.50%	10/15/2029	44,583	43,991	42,800	0.8%
IG Investments Holdings, LLC (dba Insight Global)(6)	First lien senior secured loan	L + 6.00%	9/22/2028	48,031	47,231	47,431	0.9%
IG Investments Holdings, LLC (dba Insight Global)(6)(17)	First lien senior secured revolving loan	L + 6.00%	9/22/2027	1,445	1,388	1,400	0.0%
				113,909	112,375	110,489	2.1%
Infrastructure and environmental services
Aegion Corp.(6)(21)	First lien senior secured loan	L + 4.75%	5/17/2028	$4,937	$4,918	$4,617	0.1%
The Goldfield Corp.(9)	First lien senior secured loan	SR + 6.25%	12/30/2026	995	977	983	0.0%
Osmose Utilities Services, Inc.(6)(21)(22)	First lien senior secured loan	L + 3.25%	6/23/2028	14,799	14,766	14,022	0.3%
USIC Holdings, Inc.(6)(21)(22)	First lien senior secured loan	L + 3.50%	5/12/2028	4,938	4,918	4,704	0.1%
USIC Holdings, Inc.(6)(21)	Second lien senior secured loan	L + 6.50%	5/14/2029	39,691	39,481	36,913	0.7%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(11)	First lien senior secured loan	SR + 5.75%	3/13/2028	32,447	31,869	31,798	0.6%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(9)(17)	First lien senior secured revolving loan	SR + 5.75%	3/13/2028	949	856	842	0.0%
				98,756	97,785	93,879	1.8%
Insurance
Acrisure, LLC(10)(22)	First lien senior secured loan	SR + 5.75%	2/15/2027	$12,500	$11,892	$12,375	0.2%
Acrisure, LLC(6)(22)	First lien senior secured loan	L + 3.50%	2/15/2027	8,728	8,226	8,182	0.2%
Acrisure, LLC(6)(22)	First lien senior secured loan	L + 4.25%	2/15/2027	1,995	1,936	1,930	0.0%
Acrisure, LLC(10)(22)	First lien senior secured loan	SR + 3.75%	2/12/2027	1,995	1,906	1,890	0.0%
Alera Group, Inc.(9)	First lien senior secured loan	SR + 6.00%	10/2/2028	149,990	147,175	148,864	2.8%
AmeriLife Holdings LLC(10)	First lien senior secured loan	SR + 5.75%	8/31/2029	130,182	127,670	127,904	2.4%
AmeriLife Holdings LLC(10)(17)(18)	First lien senior secured revolving loan	SR + 5.75%	8/31/2028	—	(307)	(285)	0.0%
AmeriLife Holdings LLC(11)(17)(19)	First lien senior secured delayed draw term loan	SR + 5.75%	9/2/2024	21,697	21,177	21,236	0.4%
AssuredPartners, Inc.(6)(22)	First lien senior secured loan	L + 3.50%	2/12/2027	7,880	7,880	7,624	0.1%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
AssuredPartners, Inc.(9)(22)	First lien senior secured loan	SR + 3.50%	2/12/2027	24,813	24,760	24,068	0.5%
AssuredPartners, Inc.(9)(22)	First lien senior secured loan	SR + 4.25%	2/12/2027	4,988	4,818	4,875	0.1%
Asurion, LLC(6)(22)	First lien senior secured loan	L + 3.00%	11/3/2024	21,295	20,601	20,657	0.4%
Asurion, LLC(6)(22)	Second lien senior secured loan	L + 5.25%	1/22/2029	154,017	150,387	119,040	2.3%
Brightway Holdings, LLC(6)	First lien senior secured loan	L + 6.50%	12/16/2027	17,761	17,570	17,405	0.3%
Brightway Holdings, LLC(6)(17)(18)	First lien senior secured revolving loan	L + 6.50%	12/16/2027	—	(22)	(42)	0.0%
Evolution BuyerCo, Inc. (dba SIAA)(10)	First lien senior secured loan	SR + 6.25%	4/28/2028	26,336	26,094	25,941	0.4%
Evolution BuyerCo, Inc. (dba SIAA)(10)(17)(19)	First lien senior secured delayed draw term loan	SR + 6.75%	12/23/2023	1,400	1,400	1,386	0.0%
Evolution BuyerCo, Inc. (dba SIAA)(10)(17)(18)	First lien senior secured revolving loan	SR + 6.25%	4/30/2027	—	(7)	(10)	0.0%
Hyperion Refinance S.a.r.l (dba Howden Group)(9)(23)	First lien senior secured loan	SR + 5.25%	11/12/2027	38,177	37,436	37,414	0.7%
Hyperion Refinance S.a.r.l (dba Howden Group)(9)(17)(19)(23)	First lien senior secured delayed draw term loan	SR + 5.25%	4/14/2023	—	—	—	0.0%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(8)	First lien senior secured loan	L + 9.50% PIK	7/24/2028	13,670	13,460	13,499	0.3%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(6)(17)(18)(19)	First lien senior secured delayed draw term loan	L + 5.25%	6/22/2024	—	(80)	—	0.0%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(8)	First lien senior secured loan	L + 6.00%	11/1/2028	133,649	132,347	133,316	2.5%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(11)(17)(19)	First lien senior secured delayed draw term loan	SR + 6.00%	12/15/2023	60,469	59,959	60,317	1.1%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(8)(17)(18)	First lien senior secured revolving loan	L + 6.00%	11/1/2027	—	(21)	(6)	0.0%
PCF Midco II, LLC (dba PCF Insurance Services)(16)	First lien senior secured loan	9.00% PIK	10/31/2031	49,242	45,330	44,318	0.8%
Tempo Buyer Corp. (dba Global Claims Services)(7)	First lien senior secured loan	L + 5.50%	8/28/2028	36,159	35,548	35,255	0.7%
Tempo Buyer Corp. (dba Global Claims Services)(7)(17)(18)(19)	First lien senior secured delayed draw term loan	L + 5.50%	8/28/2023	—	(83)	(155)	0.0%
Tempo Buyer Corp. (dba Global Claims Services)(15)(17)	First lien senior secured revolving loan	P + 4.50%	8/26/2027	413	333	284	0.0%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)	First lien senior secured loan	L + 5.50%	7/23/2027	14,904	14,666	14,606	0.3%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(15)(17)(18)	First lien senior secured revolving loan	P + 5.50%	7/23/2027	—	(17)	(22)	0.0%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(6)	First lien senior secured loan	L + 5.25%	12/22/2028	32,703	32,285	32,436	0.6%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(6)(17)(18)	First lien senior secured revolving loan	L + 5.25%	12/22/2027	—	(42)	(34)	0.0%
				964,963	944,277	914,268	17.1%
Internet software and services
Anaplan, Inc.(9)	First lien senior secured loan	SR + 6.50%	6/21/2029	$229,639	$227,472	$229,065	4.4%
Anaplan, Inc.(9)(17)(18)	First lien senior secured revolving loan	SR + 6.50%	6/21/2028	—	(151)	(41)	0.0%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Appfire Technologies, LLC(10)	First lien senior secured loan	SR + 5.50%	3/9/2027	1,996	1,983	1,981	0.0%
Appfire Technologies, LLC(10)(17)(18)(19)	First lien senior secured delayed draw term loan	SR + 5.50%	6/14/2024	—	(122)	—	0.0%
Appfire Technologies, LLC(10)(17)	First lien senior secured revolving loan	SR + 5.50%	3/9/2027	93	72	81	0.0%
Avalara, Inc.(10)	First lien senior secured loan	SR + 7.25%	10/19/2028	70,455	69,424	69,398	1.3%
Avalara, Inc.(10)(17)(18)	First lien senior secured revolving loan	SR + 7.25%	10/19/2028	—	(102)	(106)	0.0%
Armstrong Bidco Limited (dba The Access Group)(14)(23)	First lien senior secured loan	SA +5.25%	6/28/2029	31,962	31,917	31,562	0.6%
Armstrong Bidco Limited (dba The Access Group)(14)(17)(19)(23)	First lien senior secured delayed draw term loan	SA +5.25%	6/30/2025	12,942	12,914	12,780	0.2%
Barracuda Parent, LLC(10)(22)	First lien senior secured loan	SR + 4.50%	8/15/2029	24,400	23,699	23,485	0.4%
Barracuda Parent, LLC(10)	Second lien senior secured loan	SR + 7.00%	8/15/2030	93,250	90,535	89,054	1.7%
Bayshore Intermediate #2, L.P. (dba Boomi)(6)	First lien senior secured loan	L + 7.75% PIK	10/2/2028	21,395	21,023	20,967	0.4%
Bayshore Intermediate #2, L.P. (dba Boomi)(6)(17)	First lien senior secured revolving loan	L + 6.75%	10/1/2027	532	503	500	0.0%
BCPE Nucleon (DE) SPV, LP(8)(23)	First lien senior secured loan	L + 7.00%	9/24/2026	24,012	23,799	23,952	0.5%
BCTO BSI Buyer, Inc. (dba Buildertrend)(10)	First lien senior secured loan	SR + 8.00% PIK	12/23/2026	1,059	1,050	1,059	0.0%
BCTO BSI Buyer, Inc. (dba Buildertrend)(10)(17)(18)	First lien senior secured revolving loan	SR + 8.00%	12/23/2026	—	(2)	—	0.0%
BTRS Holdings Inc. (dba Billtrust)(10)	First lien senior secured loan	SR + 8.00%	12/15/2028	10,850	10,527	10,548	0.2%
BTRS Holdings Inc. (dba Billtrust)(17)(18)(19)	First lien senior secured delayed draw term loan	SR + 7.00%	12/16/2024	—	—	(26)	0.0%
BTRS Holdings Inc. (dba Billtrust)(17)(18)	First lien senior secured revolving loan	SR + 7.00%	12/15/2028	—	(34)	(32)	0.0%
CivicPlus, LLC(7)	First lien senior secured loan	L + 6.75% (incl. 2.50% PIK)	8/24/2027	27,539	27,299	27,471	0.6%
CivicPlus, LLC(7)(17)(18)	First lien senior secured revolving loan	L + 6.25%	8/24/2027	—	(19)	(6)	0.0%
CP PIK Debt Issuer, LLC (dba CivicPlus, LLC)(11)	Unsecured notes	SR + 11.75% PIK	6/9/2034	14,315	13,930	14,100	0.3%
Delta TopCo, Inc. (dba Infoblox, Inc.)(10)(22)	First lien senior secured loan	SR + 3.75%	12/1/2027	4,314	4,289	3,974	0.1%
Delta TopCo, Inc. (dba Infoblox, Inc.)(10)	Second lien senior secured loan	SR + 7.25%	12/1/2028	49,222	48,964	45,776	0.9%
EET Buyer, Inc. (dba e-Emphasys)(8)	First lien senior secured loan	L + 5.25%	11/8/2027	19,399	19,236	19,399	0.4%
EET Buyer, Inc. (dba e-Emphasys)(8)(17)(18)	First lien senior secured revolving loan	L + 5.75%	11/8/2027	—	(16)	—	0.0%
GovBrands Intermediate, Inc.(7)	First lien senior secured loan	L + 5.50%	8/4/2027	8,262	8,097	7,891	0.2%
GovBrands Intermediate, Inc.(15)(17)(19)	First lien senior secured delayed draw term loan	P + 4.50%	8/4/2023	1,864	1,819	1,752	0.0%
GovBrands Intermediate, Inc.(7)(17)	First lien senior secured revolving loan	L + 5.50%	8/4/2027	793	776	753	0.0%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Granicus, Inc.(6)	First lien senior secured loan	L + 5.50%	1/29/2027	1,816	1,784	1,771	0.0%
Granicus, Inc.(6)(17)	First lien senior secured revolving loan	L + 6.50%	1/29/2027	54	51	50	0.0%
Granicus, Inc.(6)	First lien senior secured delayed draw term loan	L + 6.00%	1/29/2027	343	338	334	0.0%
Grayshift, LLC(9)	First lien senior secured loan	SR + 7.50%	7/6/2028	22,468	22,257	22,299	0.4%
Grayshift, LLC(9)(17)(18)	First lien senior secured revolving loan	SR + 7.50%	7/6/2028	—	(22)	(18)	0.0%
GS Acquisitionco, Inc. (dba insightsoftware)(7)	First lien senior secured loan	L + 5.75%	5/22/2026	8,994	8,959	8,949	0.2%
Help/Systems Holdings, Inc.(10)(22)	First lien senior secured loan	SR + 4.00%	11/19/2026	64,534	64,244	57,919	1.1%
Help/Systems Holdings, Inc.(10)	Second lien senior secured loan	SR + 6.75%	11/19/2027	25,000	24,753	22,500	0.4%
Hyland Software, Inc.(6)(22)	First lien senior secured loan	L + 3.50%	7/1/2024	23,656	23,442	23,308	0.4%
Hyland Software, Inc.(6)	Second lien senior secured loan	L + 6.25%	7/7/2025	60,517	60,275	57,188	1.1%
Ivanti Software, Inc.(7)	Second lien senior secured loan	L + 7.25%	12/1/2028	19,000	18,916	14,250	0.3%
MessageBird BidCo B.V.(6)(23)	First lien senior secured loan	L + 6.75%	5/5/2027	5,000	4,915	4,888	0.1%
Ministry Brands Holdings, LLC.(6)	First lien senior secured loan	L + 5.50%	12/29/2028	49,064	48,195	47,838	0.9%
Ministry Brands Holdings, LLC.(6)(17)(18)(19)	First lien senior secured delayed draw term loan	L + 5.50%	12/27/2023	—	(135)	(237)	0.0%
Ministry Brands Holdings, LLC.(6)(17)	First lien senior secured revolving loan	L + 5.50%	12/30/2027	2,373	2,294	2,254	0.0%
Mitnick Corporate Purchaser, Inc.(9)(17)(21)	First lien senior secured revolving loan	SR + 3.50%	5/3/2027	663	669	663	0.0%
QAD Inc.(6)	First lien senior secured loan	L + 6.00%	11/5/2027	46,151	45,375	44,997	0.9%
QAD Inc.(6)(17)(18)	First lien senior secured revolving loan	L + 6.00%	11/5/2027	—	(97)	(150)	0.0%
Perforce Software, Inc.(9)	First lien senior secured loan	SR + 4.50%	7/1/2026	14,925	14,602	14,701	0.3%
Proofpoint, Inc.(7)(22)	First lien senior secured loan	L + 3.25%	8/31/2028	3,232	3,122	3,101	0.1%
Proofpoint, Inc.(7)	Second lien senior secured loan	L + 6.25%	8/31/2029	7,500	7,467	7,181	0.1%
Sailpoint Technologies Holdings, Inc.(9)	First lien senior secured loan	SR + 6.25%	8/16/2029	59,880	58,663	58,682	1.1%
Sailpoint Technologies Holdings, Inc.(9)(17)(18)	First lien senior secured revolving loan	SR + 6.25%	8/16/2028	—	(107)	(114)	0.0%
Securonix, Inc.(10)	First lien senior secured loan	SR + 6.50%	4/5/2028	29,661	29,394	29,364	0.6%
Securonix, Inc.(10)(17)(18)	First lien senior secured revolving loan	SR + 6.50%	4/5/2028	—	(47)	(53)	0.0%
Sophos Holdings, LLC(7)(22)(23)	First lien senior secured loan	L + 3.50%	3/5/2027	20,134	20,078	19,480	0.4%
Tahoe Finco, LLC(6)(23)	First lien senior secured loan	L + 6.00%	9/29/2028	83,721	83,003	82,256	1.6%
Tahoe Finco, LLC(6)(17)(18)(23)	First lien senior secured revolving loan	L + 6.00%	10/1/2027	—	(50)	(110)	0.0%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Thunder Purchaser, Inc. (dba Vector Solutions)(7)	First lien senior secured loan	L + 5.75%	6/30/2028	11,942	11,844	11,703	0.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(7)(17)	First lien senior secured revolving loan	L + 5.75%	6/30/2027	245	240	231	0.0%
Thunder Purchaser, Inc. (dba Vector Solutions)(7)(17)(19)	First lien senior secured delayed draw term loan	L + 5.75%	8/17/2023	731	724	704	0.0%
When I Work, Inc.(7)	First lien senior secured loan	L + 7.00% PIK	11/2/2027	23,410	23,223	22,942	0.4%
Zendesk, Inc.(10)	First lien senior secured loan	SR + 6.50%	11/22/2028	120,319	117,945	117,311	2.2%
Zendesk, Inc.(10)(17)(18)(19)	First lien senior secured delayed draw term loan	SR + 6.50%	11/22/2024	—	(1,098)	(451)	0.0%
Zendesk, Inc.(10)(17)(18)	First lien senior secured revolving loan	SR + 6.50%	11/22/2028	—	(243)	(310)	0.0%
When I Work, Inc.(7)(17)(18)	First lien senior secured revolving loan	L + 6.00%	11/2/2027	—	(34)	(83)	0.0%
				1,353,626	1,333,821	1,310,675	24.9%
Leisure and entertainment
Troon Golf, L.L.C.(8)	First lien senior secured loan	L + 5.75%	8/5/2027	$93,412	$93,037	$93,412	1.8%
Troon Golf, L.L.C.(8)(17)(18)	First lien senior secured revolving loan	L + 6.00%	8/5/2026	—	(26)	—	0.0%
Troon Golf, L.L.C.(7)(17)(19)	First lien senior secured delayed draw term loan	L + 5.75%	5/2/2024	39,850	39,275	39,850	0.8%
				133,262	132,286	133,262	2.6%
Manufacturing
ACR Group Borrower, LLC(7)	First lien senior secured loan	L + 4.50%	3/31/2028	$4,063	$4,016	$3,972	0.1%
ACR Group Borrower, LLC(10)	First lien senior secured loan	SR + 6.00%	3/31/2028	873	861	866	0.0%
ACR Group Borrower, LLC(7)(17)	First lien senior secured revolving loan	L + 4.50%	3/31/2026	337	329	318	0.0%
BCPE Watson (DE) ORML, LP(11)(23)(27)	First lien senior secured loan	SR + 6.50%	7/3/2028	101,500	100,550	100,485	1.9%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(22)	First lien senior secured loan	L + 3.75%	5/19/2028	4,950	4,930	4,783	0.1%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(21)	Second lien senior secured loan	L + 6.50%	5/21/2029	37,181	37,026	36,902	0.7%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)	Second lien senior secured loan	L + 6.00%	5/21/2029	19,160	19,115	18,921	0.4%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)	First lien senior secured loan	L + 4.00%	12/29/2027	18,775	18,433	18,634	0.4%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)	Second lien senior secured loan	L + 8.25%	12/29/2028	11,728	11,457	11,553	0.2%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(11)	First lien senior secured loan	SR + 6.00%	7/21/2027	87,049	86,306	86,177	1.7%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(11)	First lien senior secured loan	SR + 6.25%	7/21/2027	12,968	12,722	12,870	0.2%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(11)(17)	First lien senior secured revolving loan	SR + 6.00%	7/21/2027	500	473	464	0.0%
Pro Mach Group, Inc.(6)(22)	First lien senior secured loan	L + 4.00%	8/31/2028	30,628	30,462	29,740	0.6%
				329,712	326,680	325,685	6.3%
Professional Services
Apex Group Treasury, LLC(9)(23)	First lien senior secured loan	SR + 5.00%	7/27/2028	$25,000	$23,509	$24,000	0.5%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Apex Group Treasury, LLC(7)(23)	Second lien senior secured loan	L + 6.75%	7/27/2029	11,618	11,444	11,037	0.2%
Apex Service Partners, LLC(11)	First lien senior secured delayed draw term loan	SR + 5.50%	7/31/2025	91,701	90,581	91,013	1.7%
Apex Service Partners, LLC(11)(17)	First lien senior secured revolving loan	SR + 5.25%	7/31/2025	2,875	2,821	2,841	0.1%
Apex Service Partners Intermediate 2, LLC(16)	First lien senior secured loan	12.50% PIK	7/22/2027	5,120	5,003	5,017	0.1%
Corporation Service Company(9)(21)(22)	First lien senior secured loan	SR + 3.25%	11/2/2029	3,000	2,914	2,963	0.1%
EM Midco2 Ltd. (dba Element Materials Technology)(10)(21)(23)	First lien senior secured loan	SR + 4.25%	6/22/2029	27,948	27,916	27,388	0.5%
Guidehouse Inc.(6)	First lien senior secured loan	L + 6.25%	10/16/2028	106,731	105,657	105,664	2.0%
Relativity ODA LLC(6)	First lien senior secured loan	L + 7.75% PIK	5/12/2027	4,984	4,933	4,972	0.1%
Relativity ODA LLC(6)(17)(18)	First lien senior secured revolving loan	L + 6.50%	5/12/2027	—	(5)	(1)	0.0%
Sovos Compliance, LLC(6)(22)	First lien senior secured loan	L + 4.50%	8/11/2028	24,330	23,965	22,383	0.4%
Vistage Worldwide, Inc.(9)(21)	First lien senior secured loan	SR + 5.25%	7/13/2029	4,988	4,857	4,863	0.1%
				308,295	303,595	302,140	5.8%
Specialty retail
Central Parent, Inc.(10)(22)	First lien senior secured loan	SR + 4.50%	7/6/2029	$9,400	$9,133	$9,304	0.2%
Ideal Image Development, LLC(9)	First lien senior secured loan	SR + 6.50%	9/1/2027	5,839	5,729	5,737	0.1%
Ideal Image Development, LLC(9)(17)(18)(19)	First lien senior secured delayed draw term loan	SR + 6.50%	3/1/2024	—	(3)	(2)	0.0%
Ideal Image Development, LLC(9)(17)(18)	First lien senior secured revolving loan	SR + 6.50%	9/1/2027	—	(17)	(16)	0.0%
Notorious Topco, LLC (dba Beauty Industry Group)(10)	First lien senior secured loan	SR + 6.75%	11/23/2027	60,306	59,536	60,005	1.1%
Notorious Topco, LLC (dba Beauty Industry Group)(10)	First lien senior secured loan	SR + 6.75%	11/23/2027	164,259	162,023	163,437	3.1%
Notorious Topco, LLC (dba Beauty Industry Group)(10)(17)(19)	First lien senior secured delayed draw term loan	SR + 6.75%	11/23/2023	5,255	5,148	5,229	0.1%
Notorious Topco, LLC (dba Beauty Industry Group)(10)(17)	First lien senior secured revolving loan	SR + 6.75%	5/24/2027	880	817	854	0.0%
Milan Laser Holdings LLC(9)	First lien senior secured loan	SR + 5.00%	4/27/2027	20,424	20,270	20,424	0.4%
Milan Laser Holdings LLC(9)(17)(18)	First lien senior secured revolving loan	SR + 5.00%	4/27/2026	—	(12)	—	0.0%
The Shade Store, LLC(10)	First lien senior secured loan	SR + 6.00%	10/13/2027	67,500	66,799	65,644	1.3%
The Shade Store, LLC(10)	First lien senior secured loan	SR + 7.00%	10/13/2026	10,714	10,411	10,527	0.2%
The Shade Store, LLC(10)(17)	First lien senior secured revolving loan	SR + 6.00%	10/13/2026	1,909	1,845	1,722	0.0%
				346,486	341,679	342,865	6.5%
Telecommunications
Park Place Technologies, LLC(9)(22)	First lien senior secured loan	SR + 5.00%	11/10/2027	$1,145	$1,111	$1,076	0.0%
				1,145	1,111	1,076	0.0%
Transportation

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Motus Group, LLC(6)	Second lien senior secured loan	L + 6.50%	12/10/2029	$10,000	$9,910	$9,800	0.2%
Safe Fleet Holdings, LLC(9)(22)	First lien senior secured loan	SR + 3.75%	2/23/2029	26,052	25,451	25,140	0.5%
				36,052	35,361	34,940	0.7%
Total non-controlled/non-affiliated portfolio company debt investments				$10,075,509	$9,924,806	$9,802,730	186.3%
Equity Investments
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(23)(24)(26)	LP Interest	N/A	N/A	33,061	$33,108	$33,957	0.6%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(16)(24)	Series A Convertible Preferred Stock	7.00% PIK	N/A	12,085	11,781	11,632	0.2%
					44,889	45,589	0.8%
Buildings and real estate
Associations Finance, Inc.(16)(24)	Preferred Stock	12.00% PIK	N/A	215,000,000	$217,148	$218,299	4.2%
Dodge Construction Network Holdings, L.P.(10)(24)	Series A Preferred Units	SR + 8.25% PIK	N/A	—	3	3	0.0%
Dodge Construction Network Holdings, L.P.(24)(26)	Class A-2 Common Units	N/A	N/A	143,963	123	122	0.0%
					217,274	218,424	4.2%
Business services
Denali Holding LP (dba Summit Companies)(24)(26)	Class A Units	N/A	N/A	686,513	$7,076	$8,837	0.2%
Hercules Buyer, LLC (dba The Vincit Group)(24)(26)(28)	Common Units	N/A	N/A	10,000	10	11	0.0%
Knockout Intermediate Holdings I Inc. (dba Kaseya)(16)(24)	Perpetual Preferred Stock	11.75% PIK	N/A	53,600	52,327	52,930	1.0%
					59,413	61,778	1.2%
Consumer products
ASP Conair Holdings LP(24)(26)	Class A Units	N/A	N/A	9,286	$929	$833	0.0%
					929	833	0.0%
Food and beverage
Hissho Sushi Holdings, LLC(24)(26)	Class A Units	N/A	N/A	941,780	$9,418	$10,404	0.2%
					9,418	10,404	0.2%
Healthcare equipment and services
Maia Aggregator, LP(24)(26)	Class A-2 Units	N/A	N/A	12,921,348	$12,921	$13,711	0.3%
KPCI Holdings, L.P.(24)(26)	Class A Units	N/A	N/A	1,781	2,313	2,472	0.0%
Patriot Holdings SCSp (dba Corza Health, Inc.)(16)(23)(24)	Class A Units	8.00% PIK	N/A	982	1,073	1,086	0.0%
Patriot Holdings SCSp (dba Corza Health, Inc.)(23)(24)(26)	Class B Units	N/A	N/A	13,517	146	158	0.0%
Rhea Acquisition Holdings, LP(24)(26)	Series A-2 Units	N/A	N/A	11,964,286	11,964	11,964	0.2%
					28,417	29,391	0.5%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(24)(26)	Class A Interests	N/A	N/A	3,520	$3,520	$3,269	0.1%
					3,520	3,269	0.1%
Healthcare technology
Minerva Holdco, Inc.(16)(24)	Series A Preferred Stock	10.75% PIK	N/A	106,896	$105,050	$96,206	1.8%
BEHP Co-Investor II, L.P.(23)(24)(26)	LP Interest	N/A	N/A	1,269,969	1,266	1,265	0.0%
Orange Blossom Parent, Inc.(24)(26)	Common Equity	N/A	N/A	16,667	1,667	1,667	0.0%
WP Irving Co-Invest, L.P.(23)(24)(26)	Partnership Units	N/A	N/A	1,250,000	1,251	1,250	0.0%
					109,234	100,388	1.8%
Household products
Evology LLC(24)(26)	Class B Units	N/A	N/A	316	$1,512	$1,940	0.0%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
					1,512	1,940	0.0%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)(16)(24)	Series A Preferred Stock	10.50% PIK	N/A	13,711	$13,425	$12,408	0.2%
					13,425	12,408	0.2%
Insurance
Accelerate Topco Holdings, LLC(24)(26)	Common Units	N/A	N/A	88,211	$2,435	$2,435	0.0%
Evolution Parent, LP (dba SIAA)(24)(26)	LP Interest	N/A	N/A	2,703	270	270	0.0%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(24)(26)	LP Interest	N/A	N/A	421	426	421	0.0%
PCF Holdco, LLC (dba PCF Insurance Services)(24)(26)	Class A Units	N/A	N/A	6,047,390	15,336	27,614	0.5%
					18,467	30,740	0.5%
Internet software and services
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(24)(26)	Common Units	N/A	N/A	1,729,439	$1,729	$1,701	0.0%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(23)(24)(26)	LP Interest	N/A	N/A	—	987	987	0.0%
Elliott Alto Co-Investor Aggregator L.P.(23)(24)(26)	LP Interest	N/A	N/A	6,530	6,549	6,530	0.1%
Picard Holdco, Inc.(10)(24)	Series A Preferred Stock	SR + 12.00% PIK	N/A	53,535	52,016	51,929	1.0%
MessageBird Holding B.V.(23)(24)(26)	Extended Series C Warrants	N/A	N/A	7,980	49	6	0.0%
Project Alpine Co-Invest Fund, L.P.(23)(24)(26)	LP Interest	N/A	N/A	17,000	17,010	17,000	0.3%
Thunder Topco L.P. (dba Vector Solutions)(24)(26)	Common Units	N/A	N/A	712,884	713	704	0.0%
WMC Bidco, Inc. (dba West Monroe)(16)(24)	Senior Preferred Stock	11.25% PIK	N/A	36,855	36,077	34,459	0.7%
Project Hotel California Co-Invest Fund, L.P.(23)(24)(26)	LP Interest	N/A	N/A	3,522	3,525	3,522	0.1%
BCTO WIW Holdings, Inc. (dba When I Work)(24)(26)	Class A Common Stock	N/A	N/A	57,000	5,700	5,134	0.1%
Zoro TopCo, Inc. (dba Zendesk, Inc.)(16)(24)	Series A Preferred Stock	12.50% PIK	N/A	16,562	15,982	15,982	0.3%
Zoro TopCo, L.P. (dba Zendesk, Inc.)(24)(26)	Class A Common Units	N/A	N/A	1,380,129	13,801	13,801	0.3%
					154,138	151,755	2.9%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(24)(26)	LP Interest	N/A	N/A	1,000	$100	$118	0.0%
					100	118	0.0%
Total non-controlled/non-affiliated portfolio company equity investments					$660,736	$667,037	12.4%
Total non-controlled/non-affiliated portfolio company investments					$10,585,542	$10,469,767	198.7%

Non-controlled/affiliated portfolio company investments
Equity Investments
Healthcare technology
LSI Financing 1 DAC(23)(24)(26)(27)(30)	Preferred equity	N/A	N/A	6,175	$6,224	$6,175	0.1%
					6,224	6,175	0.1%
Total non-controlled/affiliated portfolio company equity investments					$6,224	$6,175	0.1%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Controlled/affiliated portfolio company investments
Asset Based Lending and Fund Finance
Amergin Asset Management, LLC(23)(24)(26)(31)	Class A Units	N/A	N/A	50,000,000	$—	$—	0.0%
AAM Series 2.1 Aviation Feeder, LLC(17)(19)(23)(24)(26)(31)	LLC Interest	N/A	N/A	1,568	1,569	1,568	0.0%
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(17)(19)(23)(24)(26)(31)	LLC Interest	N/A	N/A	—	—	—	0.0%
					1,569	1,568	0.0%
Insurance
Fifth Season Investments LLC(24)(26)(27)(31)	Class A Units	N/A	N/A	28	$89,680	$89,680	1.7%
					89,680	89,680	1.7%

Investment Funds & Vehicles
ORCIC Senior Loan Fund LLC(21)(23)(24)(27)(31)(33)	LLC Interest	N/A	N/A	141,777	$141,777	$140,394	2.7%
					141,777	140,394	2.7%

Total controlled/affiliated portfolio company equity investments					$233,026	$231,642	4.4%
Total Investments					$10,824,792	$10,707,584	203.2%

	Interest Rate Swaps as of December 31, 2022
	Company Receives	Company Pays	Maturity Date	Notional Amount	Hedged Instrument	Footnote Reference
Interest rate swap	7.75%	S+ 3.84%	9/16/2027	$600,000	September 2027 Notes	Note 6
Total				$600,000

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
(5)Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three-, six-, or twelve-month LIBOR), Secured Overnight Financing Rate ("SOFR" or "SR") (which can include one-, three-, six- or twelve-month SOFR), Euro Interbank Offered Rate ("EURIBOR" or "E"), Canadian Dollar Offered Rate ("CDOR" or "C") (which can include one-, the-, six- or twelve-month CDOR), Sterling (SP) Overnight Interbank Average Rate ("SONIA" or "SA") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate ("Prime" or "P"), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2022 was 4.39%.
(7)The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2022 was 4.77%.
(8)The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2022 was 5.14%.
(9)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2022 was 4.36%
(10)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2022 was 4.59%.
(11)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2022 was 4.78%.
(12)The interest rate on these loans is subject to 3 month CDOR, which as of December 31, 2022 was 4.94%.
(13)The interest rate on these loans is subject to 3 month EURIBOR, which as of December 31, 2022 was 2.13%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

(14)The interest rate on these loans is subject to SONIA, which as of December 31, 2022 was 3.43%.
(15)The interest rate on these loans is subject to Prime, which as of December 31, 2022 was 7.50%
(16)Investment does not contain a variable rate structure.
(17)Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
(18)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(19)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(20)Unless otherwise indicated, represents a co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 "Agreements and Related Party Transactions".
(21)This portfolio company was not a co-investment made with the Company's affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission.
(22)Level 2 Investment.
(23)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2022, non-qualifying assets represented 12.8% of total assets as calculated in accordance with the regulatory requirements.
(24)Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted security” under the Securities Act. As of December 31, 2022, the aggregate fair value of these securities is $904.9 million, or 17.2% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC**	LLC Interest	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC**	LLC Interest	July 1, 2022
Accelerate Topco Holdings, LLC	Common Units	September 1, 2022
Amergin Asset Management, LLC	Class A Units	July 1, 2022
ASP Conair Holdings LP	Class A Units	May 17, 2021
Associations Finance, Inc.	Preferred Stock	June 10, 2022
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
BEHP Co-Investor II, L.P.	LP Interest	May 6, 2022
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Denali Holding LP (dba Summit Companies)	Class A Units	September 14, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
Evology LLC	Class B Units	January 21, 2022
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P.)**	Class A Units	October 17, 2022
Gloves Holding, LP (dba Protective Industrial Products)	LP Interest	December 28, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
Hissho Sushi Holdings, LLC	Class A Units	May 17, 2022
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya)	Perpetual Preferred Stock	June 22, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Holdings, L.P.	Class A Units	November 25, 2020
LSI Financing 1 DAC**	Preferred equity	December 14, 2022
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Investment	Acquisition Date
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 3, 2021
Minerva Holdco, Inc.	Series A Preferred Stock	February 14, 2022
Orange Blossom Parent, Inc.	Common Equity	July 29, 2022
ORCIC Senior Loan Fund LLC*	LLC Interest	November 2, 2022
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
Picard Holdco, Inc.	Series A Preferred Stock	September 29, 2022
Project Alpine Co-Invest Fund, L.P.	LP Interest	June 13, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 9, 2022
Rhea Acquistion Holdings, LP	Series A-2 Units	February 18, 2022
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	October 14, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 8, 2021
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
Zoro TopCo, Inc. (dba Zendesk)	Class A Common Units	November 22, 2022
Zoro TopCo, L.P. (dba Zendesk)	Series A Preferred Stock	November 22, 2022
*Refer to Note 4 "Investments - ORCIC Senior Loan Fund LLC", for further information.
** Refer to Note 3 "Agreements and Related Party Transactions - Controlled/Affiliated Portfolio Companies".

(25)As of December 31, 2022, the net estimated unrealized loss on investments for U.S. federal income tax purposes was $109.1 million based on a tax cost basis of $10.8 billion. As of December 31, 2022, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $158.9 million. As of December 31, 2022, the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $49.8 million.
(26)Investment is non-income producing.
(27)Investment is not pledged as collateral under the Revolving Credit Facility and the SPV Asset Facilities.
(28)We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(29)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility and SPV Asset Facilities. See Note 6 "Debt".
(30)As defined in the 1940 Act, the Company is deemed to be an "affiliated person" of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (non-controlled affiliate"). Transactions related to investments in non-controlled affiliates for the year ended December 31, 2022 were as follows:

Company	Fair value as of December 31, 2021	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/ (Loss)	Realized Gain/(Loss)	Fair value as of December 31, 2022	Dividend Income	Other Income
LSI Financing 1 DAC	$—	$6,224	$—	$(49)	$—	$6,175	$—	$—
Total	$—	$6,224	$—	$(49)	$—	$6,175	$—	$—

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

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

(31)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investment in controlled affiliates for the period ended December 31, 2022 were as follows:

Company	Fair value as of December 31, 2021	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/ (Loss)	Realized Gain/(Loss)	Fair value as of December 31, 2022	Dividend Income	Other Income
AAM Series 2.1 Aviation Feeder, LLC (c)	$—	$1,569	$—	$(1)	$—	$1,568	$—	$—
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC (c)	—	—	—	—	—	—	—	—
Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P.)	—	99,162	(9,800)	—	—	89,680	201	—
ORCIC Senior Loan Fund, LLC	—	141,777	—	(1,383)	—	140,394	3,171	—
Total	$—	$242,508	$(9,800)	$(1,384)	$—	$231,642	$3,372	$—
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

(32)Investment was on non-accrual status as of December 31, 2022.
(33)Investment measured at net asset value ("NAV")

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

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(25)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(20)	Fair Value	Percentage of Net Assets
Distribution
Dealer Tire, LLC(6)(16)(17)	First lien senior secured loan	L + 4.25%	12/12/2025	5,077	5,086	5,069	0.3%
Individual Foodservice Holdings, LLC(9)(16)	First lien senior secured loan	L + 6.25%	11/21/2025	44,758	44,324	44,534	2.8%
Individual Foodservice Holdings, LLC(9)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 6.25%	6/30/2022	70	(73)	(5)	0.0%
Individual Foodservice Holdings, LLC(6)(13)(16)	First lien senior secured revolving loan	L + 6.25%	11/22/2024	4	3	3	0.0%
SRS Distribution, Inc.(9)(16)(17)	First lien senior secured loan	L + 3.75%	6/2/2028	4,988	4,953	4,972	0.3%
				54,897	54,293	54,573	3.4%
Education
Pluralsight, LLC(9)(16)	First lien senior secured loan	L + 8.00%	4/6/2027	6,255	6,196	6,191	0.4%
Pluralsight, LLC(13)(14)(16)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	—	(3)	(4)	0.0%
				6,255	6,193	6,187	0.4%
Financial services
AxiomSL Group, Inc.(8)(16)	First lien senior secured loan	L + 6.00%	12/3/2027	35,185	34,846	34,921	2.2%
AxiomSL Group, Inc.(13)(14)(15)(16)	First lien senior secured delayed draw term loan	L + 6.00%	7/21/2023	—	(10)	—	0.0%
AxiomSL Group, Inc.(13)(14)(16)	First lien senior secured revolving loan	L + 6.00%	12/3/2025	—	(24)	(19)	0.0%
Hg Saturn Luchaco Limited(11)(16)(18)	Unsecured facility	S + 7.50% PIK	3/30/2026	2,114	2,140	2,092	0.1%
Muine Gall, LLC(9)(16)(18)(22)	First lien senior secured loan	L + 7.00% PIK	9/21/2024	86,771	86,891	86,771	5.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(16)	First lien senior secured loan	L + 5.75%	9/6/2025	8,559	8,478	8,504	0.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(13)(15)(16)	First lien senior secured delayed draw term loan	L + 5.75%	10/2/2023	1,680	1,646	1,669	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(13)(14)(16)	First lien senior secured revolving loan	L + 5.75%	9/6/2025	—	(8)	(4)	0.0%
				134,309	133,959	133,934	8.4%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(9)(16)	First lien senior secured loan	L + 4.00%	9/5/2028	14,000	13,860	13,965	0.9%
Balrog Acquisition, Inc. (dba Bakemark)(9)(16)	Second lien senior secured loan	L + 7.00%	9/3/2029	6,000	5,951	5,950	0.4%
Shearer's Foods, LLC(6)(16)(17)	First lien senior secured loan	L + 3.50%	9/23/2027	4,920	4,920	4,900	0.3%
Sovos Brands Intermediate, Inc.(8)(16)(17)	First lien senior secured loan	L + 3.75%	6/8/2028	4,145	4,135	4,139	0.3%
Ultimate Baked Goods Midco, LLC(6)(16)	First lien senior secured loan	L + 6.25%	8/13/2027	16,500	16,109	16,087	1.0%
Ultimate Baked Goods Midco, LLC(12)(13)(16)	First lien senior secured revolving loan	P + 6.25%	8/13/2027	1,050	1,003	1,000	0.1%
				46,615	45,978	46,041	3.0%
Healthcare equipment and services
Canadian Hospital Specialties Ltd.(10)(16)	First lien senior secured loan	C + 4.25%	4/14/2028	3,530	3,509	3,486	0.2%
Canadian Hospital Specialties Ltd.(13)(14)(15)(16)	First lien senior secured delayed draw term loan	C + 4.50%	4/15/2023	—	(6)	(12)	0.0%

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
(21)Investment is non-income producing.
(22)Investment is not pledged as collateral for the credit facilities.
(23)We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(24)Investment does not contain a variable rate structure.
(25)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility and SPV Asset Facilities. See Note 6 "Debt".

Owl Rock Core Income Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)

	For the Years Ended December 31,
	2022	2021	2020(1)
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$346,851	$31,407	$(726)
Net change in unrealized gain (loss)	(116,185)	3,564	(2)
Net realized gain (loss) on investments	(12,377)	919	—
Net Increase (Decrease) in Net Assets Resulting from Operations	218,289	35,890	(728)
Distributions
Class S	(97,794)	(8,186)	—
Class D	(27,139)	(3,758)	—
Class I	(176,401)	(19,131)	—
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(301,334)	(31,075)	—
Capital Share Transactions
Class S:
Issuance of shares of common stock	1,270,687	563,256	—
Repurchase of common shares	(54,182)	(150)	—
Reinvestment of shareholders' distributions	32,022	1,877	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	1,248,527	564,983	—
Class D:
Issuance of shares of common stock	275,153	171,338	—
Repurchase of common shares	(7,645)	(106)	—
Reinvestment of shareholders' distributions	10,905	1,274	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	278,413	172,506	—
Class I:
Issuance of shares of common stock	2,311,831	823,758	13,001
Repurchase of common shares	(143,936)	(1,504)	—
Reinvestment of shareholders' distributions	57,235	3,897	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	2,225,130	826,151	13,001
Total Increase (Decrease) in Net Assets	3,669,026	1,568,455	12,273
Net Assets, at beginning of period	1,580,728	12,273	—
Net Assets, at end of period	$5,249,753	$1,580,728	$12,273

(1)The Company commenced operations on November 10, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Core Income Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2022	2021	2020(1)
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$218,289	$35,890	$(728)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(8,651,238)	(3,598,788)	(14,646)
Proceeds from investments and investment repayments, net	1,012,027	503,814	270
Net change in unrealized (gain) loss on investments	114,990	(3,566)	2
Net change in unrealized gain (loss) on interest rate swap attributed to unsecured notes	449	—	—
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	1,195	2	—
Net realized (gain) loss on investments	12,748	(923)	—
Net realized (gain) loss on foreign currency transactions relating to investments	(371)	—	—
Paid-in-kind interest and dividends	(63,484)	(3,543)	—
Net amortization/accretion of premium/discount on investments	(17,946)	(3,079)	(2)
Amortization of debt issuance costs	10,657	1,638	—
Amortization of offering costs	3,661	2,972	—
Changes in operating assets and liabilities:			—
(Increase) decrease in interest receivable	(61,819)	(18,974)	(60)
(Increase) decrease in due from affiliates	(20,202)	—	—
(Increase) decrease in prepaid expenses and other assets	(44)	(5,834)	(21)
Increase (decrease) in payable for investments purchased	14,343	27,363	—
Increase (decrease) in payables to affiliates	23,469	8,930	191
Increase (decrease) in tender payable	109,423	1,413	—
Increase (decrease) in accrued expenses and other liabilities	76,723	10,161	146
Net cash used in operating activities	(7,217,130)	(3,042,524)	(14,848)
Cash Flows from Financing Activities
Borrowings on debt	9,773,168	3,794,740	10,000
Repayments of debt	(5,776,501)	(2,256,200)	—
Debt issuance costs	(54,515)	(24,279)	—
Repurchase of common stock	(205,763)	(347)	—
Proceeds from issuance of common shares	3,857,671	1,556,938	13,001
Distributions paid to shareholders	(173,142)	(15,022)	—
Net cash provided by financing activities	7,420,918	3,055,830	23,001
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of	203,788	13,306	8,153
Cash and restricted cash, beginning of period	21,459	8,153	—
Cash and restricted cash, end of period	$225,247	$21,459	$8,153

Supplemental and Non-Cash Information
Interest paid during the period	$118,073	$5,390	$—
Distributions declared during the period	$301,334	$31,075	$—
Reinvestment of distributions during the period	$100,161	$7,048	$—
Distributions payable	$37,036	$9,005	$—

(1)The Company commenced operations on November 10, 2020.

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

The Company is managed by Owl Rock Capital Advisors LLC (the “Adviser”). The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl) (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Subject to the overall supervision of the Company’s Board, the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.

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

Since meeting the minimum offering requirement and commencing its continuous public offering through December 31, 2022, the Company has issued 199,231,757 shares of Class S common stock, 48,415,495 shares of Class D common stock and 342,144,794 shares of Class I common stock for gross proceeds of $1,850.3 million, $447.1 million and $3,148.6 million, respectively, including $1,000 of seed capital contributed by its Adviser in September of 2020, $25.0 million in gross proceeds raised in a private placement

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
from Owl Rock Feeder FIC ORCIC Equity LLC and 14,129,039 shares of Class I common stock issued in a private placement to feeder vehicles primarily created to hold the Company's Class I shares for gross proceeds of approximately $129.3 million.

Note 2. Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements have been included.
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
Cash
Cash consists of deposits held at a custodian bank and restricted cash pledged as collateral. Cash is carried at cost, which approximates fair value. The Company deposits its cash with highly-rated banking corporations and, at times, may exceed the insured limits under applicable law.
Consolidation
As provided under Regulation S-X and ASC Topic 946—Financial Services—Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company.

The Company does not consolidate its equity interest in Fifth Season, AAM Series 1.1 Rail and Domestic Intermodal Feeder, Fifth Seasons, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, "Amergin AssetCo") and since November 2, 2022 has not consolidated its equity positions in ORCIC SLF. ORCIC SLF was formed as a wholly-owned subsidiary of the Company and commenced operations on February 14, 2022. On November 2, 2022, the Company and State Teachers Retirement System of Ohio ("OSTRS" and together with the Company, the "Members" and each, a "Member") entered into an Amended and Restated Limited Liability Company Agreement to co-manage ORCIC SLF as a joint-venture. See Note 3 "Agreements and Related Party Transactions - Controlled/Affiliated Portfolio Companies".
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

Investments for which market quotations are readily available are typically valued at the average bid price of those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Adviser, as the valuation designee, based on, among other things, the input of the independent third-party valuation firm(s) engaged at the direction of the Adviser.

As part of the valuation process, the Adviser, as the valuation designee, takes into account relevant factors in determining the fair value of the Company’s investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase or sale transaction, public offering or subsequent equity sale occurs, the Adviser, as the valuation designee, considers whether the pricing indicated by the external event corroborates its valuation.
The Adviser, as the valuation designee, undertakes a multi-step valuation process, which includes, among other procedures, the following:
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
•Preliminary valuation conclusions are documented and discussed with the Adviser’s valuation committee;
•The Adviser, as the valuation designee, reviews the recommended valuations and determines the fair value of each investment;
•Each quarter, the Adviser, as the valuation designee, will provide the Audit Committee a summary or description of material fair value matters that occurred in the prior quarter and on an annual basis, the Adviser, as the valuation designee, will provide the Audit Committee with a written assessment of the adequacy and effectiveness of its fair value process; and
•The Audit Committee oversees the valuation designee and will report to the Board on any valuation matters requiring the Board’s attention.

The Company conducts this valuation process on a quarterly basis.
The Company applies Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
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
Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs. In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Adviser, as the valuation designee, evaluates the source of the inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (such as broker quotes), the Adviser, as the valuation designee, subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Adviser, as the valuation designee, or the independent valuation firm(s), reviews pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.
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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

Financial and Derivative Instruments

Pursuant to ASC 815 Derivatives and Hedging, all derivative instruments entered into by the Company are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s derivative instruments are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available. Rule 18f-4 was recently adopted by the SEC, and requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures.
Foreign Currency
Foreign currency amounts are translated into U.S. dollars on the following basis:
•cash, fair value of investments, outstanding debt, other assets and liabilities: at the spot exchange rate on the last business day of the period; and
•purchases and sales of investments, borrowings and repayments of such borrowings, income and expenses: at the rates of exchange prevailing on the respective dates of such transactions.
The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations with the change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. The Company’s current approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under the Company’s SPV Asset Facilities to fund these investments. Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.
Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes accretion and amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the year ended December 31, 2022, PIK interest income earned was $34.8 million, representing 5.2% of total investment income. For the year ended December 31, 2021, PIK interest income earned was $5.2 million, representing 8.0% of total investment income. For the year ended December 31, 2020, PIK interest income earned was $2 thousand, representing 2.9% of total investment income.
Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization and accretion of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.
Other Income
From time to time, the Company may receive fees for services provided to portfolio companies. These fees are generally only available to the Company as a result of closing investments, are generally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Adviser provides vary by investment, but can include closing, work, diligence or other similar fees and fees for providing managerial assistance to the Company’s portfolio companies.
Organization Expenses
Costs associated with the organization of the Company are expensed as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.
Offering Expenses
Costs associated with the offering of common shares of the Company are capitalized as deferred offering expenses and are included in prepaid expenses and other assets in the Consolidated Statements of Assets and Liabilities and are amortized over a twelve-month period from incurrence. Expenses for any additional offerings are deferred and amortized as incurred. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s share offerings, the preparation of the Company’s registration statement, and registration fees.
Debt Issuance Costs
The Company records origination and other expenses related to its debt obligations as debt issuance costs. These expenses are deferred and amortized utilizing the effective yield method, over the life of the related debt instrument. Debt issuance costs are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the Consolidated Statements of Assets and Liabilities as an asset until the debt liability is recorded.
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

Income Taxes

The Company has elected to be treated as a RIC under the Code beginning with the taxable year ended December 31, 2020 and intends to qualify as a RIC thereafter. So long as the Company obtains and maintains its tax treatment as a RIC, it generally will not pay U.S. federal income taxes at corporate rates on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Instead, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions through December 31, 2022. The 2020 through 2021 tax years remain subject to examination by U.S. federal, state and local tax authorities.

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

New Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),” which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848),” which extended the transition period provided under ASU No. 2020-04 and 2021-01 for all entities from December 31, 2022 to December 31, 2024. ASU No. 2021-01 provides increased clarity as the Company continues to evaluate the transition of reference rates and is currently evaluating the impact of adopting ASU No. 2020-04, 2021-01, and 2022-06 on the consolidated financial statements.

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
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

Note 3. Agreements and Related Party Transactions

As of December 31, 2022, the Company had payables to affiliates of $32.6 million, primarily comprised of $19.4 million of accrued performance based incentive fees, $5.2 million of management fees, $6.8 million of expense support reimbursement, and $1.2 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement. As of December 31, 2021, the Company had payables to affiliates of $9.1 million, primarily comprised of $4.2 million of accrued performance based incentive fees, $1.1 million of management fees, $2.1 million in obligations to repay expense support from the Adviser pursuant to the Investment Advisory Agreement, and $1.7 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement.

Administration Agreement

The Company has entered into an amended and restated Administration Agreement (the “Administration Agreement”) with the Adviser. The Administration Agreement became effective on May 18, 2021. Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, required administrative services, which include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses, and the performance of administrative and professional services rendered by others.

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

For the years ended December 31, 2022, 2021, and 2020, the Company incurred expenses of approximately $3.2 million, $2.2 million, and $0.2 million for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

Investment Advisory Agreement

The Company has entered into an amended and restated Investment Advisory Agreement (the “Investment Advisory Agreement”) with the Adviser. The Investment Advisory Agreement became effective on May 18, 2021. Under the terms of the Investment

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals.

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

For the year ended December 31, 2022, management fees were $42.6 million. For the year ended December 31, 2021, management fees were $3.6 million of which $52 thousand were waived. For the year ended December 31, 2020, due to the management fee waiver of $14 thousand, the Company did not incur any management fees.

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued

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

For the year ended December 31, 2022, the Company incurred performance based incentive fees on net investment income of $49.5 million. For the year ended December 31, 2021, the Company incurred performance based incentive fees on net investment income of $4.7 million. For the year ended December 31, 2020, the Company did not incur performance based incentive fees on net investment income.

For the year ended December 31, 2022, the Company recorded a reversal of previously recorded performance based incentive fees based on capital gains of $0.6 million. For the year ended December 31, 2021, the Company incurred performance based incentive fees based on capital gains of $0.6 million. For the year ended December 31, 2020, the Company did not incur performance based incentive fees on capital gains.

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
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

For the year ended December 31, 2022, subject to the 1.5% organization and offering cost cap and the re-categorization of certain expenses as servicing fees, the Company did not accrue any initial organization and offering expenses that are reimbursable to the Adviser.

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

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company relies on an order for exemptive relief (the "Order") that has been granted to the Adviser and its affiliates by the SEC to permit us to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching by the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing, and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, the Company has received an amendment to its Order to permit it to participate in follow-on investments in its existing portfolio companies with certain affiliates that are private funds, even if such private funds did not have an investment in such existing portfolio company.

The Adviser is affiliated with Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORCPFA”), and Owl Rock Diversified Advisors LLC (“ORDA”), Owl Rock Technology Advisors II LLC, ("ORTA II"), and the Adviser, the “Owl Rock Advisers”, are also investment advisers. The Owl Rock Advisers are indirect affiliates of Blue Owl and comprise part of “Owl Rock,” a division of Blue Owl focused on direct lending. The Adviser's or its affiliates' investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company, and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to the Company’s.

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
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

For the year ended December 31, 2022, the Company paid servicing fees with respect to Class D shares of $0.9 million. For the year ended December 31, 2022, the Company paid servicing fees with respect to Class S shares of $11.6 million.

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

Expense Support and Conditional Reimbursement Agreement

On September 30, 2020, the Company entered into the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, the purpose of which is to ensure that no portion of the Company’s distributions to shareholders represented a return of capital for U.S. federal income tax purposes. The Expense Support Agreement became effective as of the date that the Company met the minimum offering requirement.

On a quarterly basis, the Adviser reimbursed the Company for “Operating Expenses” (as defined below) in an amount equal to the excess of the Company’s cumulative distributions paid to the Company’s shareholders in each quarter over “Available Operating Funds” (as defined below) received by the Company on account of its investment portfolio during such quarter. Any payments that the Adviser was required to make pursuant to the preceding sentence are referred to herein as an “Expense Payment”.

Under the Expense Support Agreement, “Operating Expenses” was defined as all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies. “Available Operating

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
Funds” was defined as the sum of (i) the Company’s estimated investment company taxable income (including realized net short-term capital gains reduced by realized net long-term capital losses), (ii) the Company’s realized net capital gains (including the excess of realized net long-term capital gains over realized net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies, if any (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The Adviser’s obligation to make Expense Payments under the Expense Support Agreement automatically became a liability of the Adviser and the right to such Expense Payment was an asset of the Company’s on the last business day of the applicable quarter. The Expense Payment for any quarter was paid by the Adviser to the Company in any combination of cash or other immediately available funds, and/or offset against amounts due from the Company to the Adviser no later than the earlier of (i) the date on which the Company closes it’s books for such quarter, or (ii) forty-five days after the end of such quarter.

Following any quarter in which Available Operating Funds exceed the cumulative distributions paid by the Company in respect of such quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company is required to pay such Excess Operating Funds, or a portion thereof, in accordance with the stipulations below, as applicable, to the Adviser, until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such quarter have been reimbursed. Any payments required to be made by the Company are referred to as a “Reimbursement Payment”.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. On March 7, 2023 our Adviser terminated the Expense Support Agreement. However, the Company's obligation to make Reimbursement Payments, subject to the conditions above, survives the termination of the Expense Support Agreement.

As of December 31, 2022, the amount of Expense Support Payments provided by the Adviser since inception is $9.4 million. During the year ended December 31, 2022, the Company recorded obligations to repay Expense Support from the Advisor of $6.8 million.

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

The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following three month periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement:

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Operating Expense Ratio(2)
($ in thousands)
March 31, 2021	$822	$822	$—	6.7%	March 31, 2024	9.47%
June 30, 2021	1,756	1,756	—	6.6%	June 30, 2024	2.43%
March 31, 2022	4,062	—	4,062	7.2%	March 31, 2025	0.67%
June 30, 2022	2,713	—	2,713	7.4%	June 30, 2025	0.67%
September 30, 2022	—	—	—	8.3%	September 30, 2025	0.72%
December 31, 2022	—	6,775	(6,775)	8.8%	December 31, 2025	0.62%
Total	$9,353	$9,353	$—

(1)The effective rate of distribution per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular monthly cash distributions per share as of such date without compounding), divided by the Company’s net asset value per share as of such date.
(2)The operating expense ratio is calculated by dividing annualized operating expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by the Company’s net assets.

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

The Company has made investments in controlled, affiliated companies, including ORCIC SLF, Amergin AssetCo, and Fifth Season Investments LLC. For further description of ORCIC SLF see "Note 4 Investments". The Company has also made an investment in a non-controlled, affiliated company, LSI Financing.

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued

Amergin AssetCo was created to invest in a leasing platform focused on railcar and aviation assets. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made a $90.0 million equity commitment to Amergin AssetCo on July 1, 2022. The Company's investments in Amergin are co-investments made with the Company's affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Amergin AssetCo.

Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, the Company made a $15.9 million equity commitment to Fifth Season. The Company increased its commitment to Fifth Season on October 17, 2022, November 9, 2022, November 15, 2022 and November 29, 2022 by $73.6 million, $1.7 million, $7.3 million and $7.0 million, respectively. The Company's investment in Fifth Season is a co-investment with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC.

LSI Financing, a portfolio company formed to acquire contractual rights to revenue pursuant to an earnout agreement in the life sciences space. The Company's investment in LSI Financing is a co-investment made with the Company's affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC.

Note 4. Investments

Investments at fair value and amortized cost consisted of the following as of December 31, 2022 and December 31, 2021:

	December 31, 2022			December 31, 2021
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$8,499,854	$8,448,540	(3)	$2,490,219	$2,491,334	(4)
Second-lien senior secured debt investments	1,203,388	1,142,862		496,559	498,247
Unsecured debt investments	221,564	211,328		2,164	2,116
Preferred equity investments (3)	510,033	500,023		56,696	56,970
Common equity investments (1)	248,176	264,437		71,259	71,705
Investment funds and vehicles (2)	141,777	140,394		—	—
Total Investments	$10,824,792	$10,707,584		$3,116,897	$3,120,372
_______________
(1)Includes equity investments in Amergin AssetCo and Fifth Season.
(2)Includes equity investment in ORCIC SLF. See below, within Note 4, for more information regarding ORCIC SLF.
(3)Includes equity investment in LSI Financing.

The industry composition of investments based on fair value as of December 31, 2022 and December 31, 2021 was as follows:

	December 31, 2022	December 31, 2021
Advertising and media	2.8%	2.8%
Aerospace and defense	0.4	0.5
Automotive	1.4	1.7
Asset based lending and fund finance (1)	1.2	—
Buildings and real estate	4.0	4.0
Business services	7.3	7.7
Chemicals	1.7	3.4
Consumer products	2.4	3.6
Containers and packaging	3.6	4.8
Distribution	2.3	1.7
Education	1.4	0.2
Energy equipment and services	0.1	—
Financial services	2.6	4.3

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued

	December 31, 2022	December 31, 2021
Food and beverage	5.8	1.5
Healthcare equipment and services	3.9	4.1
Healthcare providers and services	14.4	8.6
Healthcare technology (4)	5.2	7.0
Household products	2.4	0.3
Human resource support services	1.1	4.0
Infrastructure and environmental services	0.9	0.9
Insurance (3)	9.7	12.4
Internet software and services	13.6	12.3
Investment funds and vehicles (2)	1.3	—
Leisure and entertainment	1.2	3.0
Manufacturing	3.0	2.4
Professional services	2.8	3.6
Specialty retail	3.2	4.8
Telecommunications	—	0.1
Transportation	0.3	0.3
Total	100.0%	100.0%
_______________
(1)Includes equity investment in Amergin AssetCo.
(2)Includes equity investment in ORCIC SLF. See below, within Note 4, for more information regarding ORCIC SLF.
(3)Includes equity investment in Fifth Season Investments LLC.
(4)Includes equity investment in LSI Financing.

The geographic composition of investments based on fair value as of December 31, 2022 and December 31, 2021 was as follows:

	December 31, 2022	December 31, 2021
United States:
Midwest	20.4%	22.8%
Northeast	20.0	17.1
South	29.7	28.0
West	20.7	26.8
International	9.2	5.3
Total	100.0%	100.0%

ORCIC Senior Loan Fund

ORCIC SLF, a Delaware limited liability company, was formed as a wholly-owned subsidiary of the Company and commenced operations on February 14, 2022. On November 2, 2022, the Company and State Teachers Retirement System of Ohio ("OSTRS" and together with the Company, the "Members" and each, a "Member") entered into an Amended and Restated Limited Liability Company Agreement to co-manage ORCIC SLF as a joint-venture. ORCIC SLF’s principal purpose is to make investments, primarily in senior secured loans that are made to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. The Company and OSTRS have agreed to contribute $437.5 million and $62.5 million, respectively, to ORCIC SLF. The Company and OSTRS have a 87.5% and 12.5% economic ownership, respectively, in ORCIC SLF. Except under certain circumstances, contributions to ORCIC SLF cannot be redeemed. ORCIC SLF is managed by a board consisting of an equal number of representatives appointed by each Member and which acts unanimously. Investment decisions must be approved unanimously by an investment committee consisting of an equal number of representative appointed by each Member.

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
The Company has determined that ORCIC SLF is an investment company under Accounting Standards Codification (“ASC”) 946, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company does not consolidate its non-controlling interest in ORCIC SLF.

As of December 31, 2022, ORCIC SLF had total investments in senior secured debt at fair value, as determined by an independent valuation firm, of $506.2 million. The determination of fair value is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended; however, such fair value is not included in our valuation process. The following table is a summary of ORCIC SLF’s portfolio as well as a listing of the portfolio investments in ORCIC SLF's portfolio as of December 31, 2022:

($ in thousands)	December 31, 2022
Total senior secured debt investments(1)	$529,463
Weighted average spread over base rate(1)	4.4%
Number of portfolio companies	74
Largest funded investment to a single borrower(1)	$14,547
________________
(1)At par.

Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Debt Investments
Aerospace and defense
Bleriot US Bidco Inc.(7)	First lien senior secured loan	L + 4.00%	10/30/2026	5,273	5,178	5,207	3.2%
Peraton Corp.(6)	First lien senior secured loan	L + 3.75%	2/1/2028	7,571	7,290	7,382	4.6%
Transdigm, Inc.(8)(11)	First lien senior secured loan	SR + 3.25%	2/22/2027	3,000	2,940	2,985	1.9%
				15,844	15,408	15,574	9.7%
Automotive
PAI Holdco, Inc.(7)	First lien senior secured loan	L + 3.75%	10/28/2027	4,950	4,538	4,356	2.7%
				4,950	4,538	4,356	2.7%
Buildings and real estate
Dodge Construction Network, LLC(10)	First lien senior secured loan	SR + 4.75%	2/23/2029	5,274	4,917	4,482	2.8%
RealPage, Inc.(6)(11)	First lien senior secured loan	L + 3.00%	4/24/2028	10,547	9,925	10,009	6.2%
Wrench Group LLC(7)	First lien senior secured loan	L + 4.00%	4/30/2026	9,761	9,737	9,419	5.9%
				25,582	24,579	23,910	14.9%
Business services
BrightView Landscapes, LLC(8)	First lien senior secured loan	SR + 3.25%	4/20/2029	10,547	10,230	10,125	6.3%
Brown Group Holdings, LLC(9)(11)	First lien senior secured loan	SR + 3.75%	7/2/2029	2,026	2,005	2,017	1.3%
ConnectWise, LLC(7)(11)	First lien senior secured loan	L + 3.50%	9/29/2028	10,547	9,961	9,996	6.2%
Packers Holdings, LLC(6)	First lien senior secured loan	L + 3.25%	3/6/2028	6,190	5,682	5,384	3.4%
Vistage Worldwide, Inc.(8)	First lien senior secured loan	SR + 5.25%	7/13/2029	3,990	3,831	3,890	2.4%
				33,300	31,709	31,412	19.6%
Capital markets
Guggenheim Partners Investment Management Holdings, LLC(9)	First lien senior secured loan	SR + 3.25%	12/12/2029	5,000	4,913	4,913	3.1%
				5,000	4,913	4,913	3.1%
Chemicals
Aruba Investments Holdings, LLC (dba Angus Chemical Company)(8)	First lien senior secured loan	SR + 4.75%	11/24/2027	3,000	2,794	2,933	1.9%
Axalta Coating Systems US Holdings Inc.(9)(11)	First lien senior secured loan	SR + 3.00%	12/7/2029	5,000	4,950	5,000	3.1%
Ineos US Finance LLC(9)	First lien senior secured loan	SR + 3.75%	11/8/2027	3,000	2,895	2,948	1.8%
				11,000	10,639	10,881	6.8%
Consumer products
Olaplex, Inc.(8)	First lien senior secured loan	SR + 3.50%	2/23/2029	5,287	4,905	4,970	3.1%

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued

Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
				5,287	4,905	4,970	3.1%
Containers and packaging
Berlin Packaging L.L.C.(7)(11)	First lien senior secured loan	L + 3.75%	3/11/2028	10,547	10,102	10,127	6.3%
BW Holding, Inc.(9)	First lien senior secured loan	SR + 4.00%	12/14/2028	7,767	7,637	7,146	4.5%
Ring Container Technologies Group, LLC(6)	First lien senior secured loan	L + 3.50%	8/14/2028	9,762	9,585	9,616	6.0%
Tricorbraun Holdings, Inc.(6)(11)	First lien senior secured loan	L + 3.25%	3/3/2028	10,546	9,995	10,040	6.3%
Valcour Packaging, LLC(9)	First lien senior secured loan	SR + 3.75%	10/4/2028	9,925	9,901	8,883	5.5%
				48,547	47,220	45,812	28.6%
Distribution
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(8)(11)	First lien senior secured loan	SR + 4.63%	6/11/2026	9,762	9,434	9,469	5.9%
Dealer Tire, LLC(8)	First lien senior secured loan	SR + 4.25%	12/14/2027	3,959	3,888	3,900	2.4%
SRS Distribution, Inc.(6)	First lien senior secured loan	L + 3.50%	6/2/2028	10,573	9,839	10,097	6.3%
White Cap Supply Holdings, LLC(8)(11)	First lien senior secured loan	SR + 3.75%	10/19/2027	10,573	10,020	10,208	6.4%
				34,867	33,181	33,674	21.0%
Diversified financial services
Focus Financial Partners, LLC(8)(11)	First lien senior secured loan	SR + 3.25%	6/30/2028	4,988	4,901	4,921	3.1%
				4,988	4,901	4,921	3.1%
Education
Severin Acquisition, LLC (dba Powerschool)(8)	First lien senior secured loan	SR + 3.00%	8/1/2025	4,897	4,807	4,860	3.0%
Sophia, L.P.(8)	First lien senior secured loan	SR + 4.25%	10/7/2027	9,762	9,739	9,738	6.1%
				14,659	14,546	14,598	9.1%
Energy equipment and services
AZZ Inc.(9)	First lien senior secured loan	SR + 4.25%	5/11/2029	7,950	7,882	7,950	5.0%
Brookfield WEC Holdings Inc.(8)(11)	First lien senior secured loan	SR + 3.75%	8/1/2025	3,491	3,465	3,473	2.1%
Pike Corp.(6)(11)	First lien senior secured loan	L + 3.00%	1/21/2028	9,800	9,607	9,651	6.0%
				21,241	20,954	21,074	13.1%
Financial services
Acuris Finance US, Inc. (ION Analytics) (9)(11)	First lien senior secured loan	SR + 4.00%	2/16/2028	4,500	4,396	4,416	2.8%
AllSpring Buyer(9)	First lien senior secured loan	SR + 4.00%	11/1/2028	4,988	4,921	4,925	3.1%
Deerfield Dakota Holding, LLC(8)(11)	First lien senior secured loan	SR + 3.75%	4/9/2027	5,910	5,597	5,509	3.4%
				15,398	14,914	14,850	9.3%
Food and beverage
Eagle Parent Corp.(9)(11)	First lien senior secured loan	SR + 4.25%	4/2/2029	2,722	2,674	2,668	1.7%
Naked Juice LLC (dba Tropicana)(9)(11)	First lien senior secured loan	SR + 3.25%	1/24/2029	10,573	9,668	9,430	5.9%
Nomad Foods Europe Midco Ltd.(8)(11)	First lien senior secured loan	SR + 3.75%	11/10/2029	5,000	4,801	4,979	3.1%
Pegasus BidCo B.V.(9)	First lien senior secured loan	SR + 4.25%	7/12/2029	4,500	4,306	4,354	2.7%
Shearer’s Foods, LLC(6)(11)	First lien senior secured loan	L + 3.50%	9/23/2027	8,807	8,196	8,376	5.2%
				31,602	29,645	29,807	18.6%
Healthcare equipment and services
Confluent Medical Technologies, Inc.(9)	First lien senior secured loan	SR + 3.75%	2/16/2029	9,762	9,620	9,250	5.8%
Dermatology Intermediate Holdings III, Inc(8)	First lien senior secured loan	SR + 4.25%	3/30/2029	9,950	9,829	9,751	6.1%
Dermatology Intermediate Holdings III, Inc(8)(12)	First lien senior secured delayed draw term loan	SR + 4.25%	3/30/2029	1,629	1,618	1,596	1.0%

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued

Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Medline Borrower, LP(6)(11)	First lien senior secured loan	L + 3.25%	10/23/2028	6,327	5,831	6,005	3.7%
MJH Healthcare Holdings, LLC(8)	First lien senior secured loan	SR + 3.50%	1/29/2029	3,831	3,767	3,678	2.3%
Natus Medical Inc.(10)	First lien senior secured loan	SR + 5.50%	7/20/2029	4,500	4,191	4,207	2.6%
				35,999	34,856	34,487	21.5%
Healthcare providers and services
Covetrus, Inc.(9)(11)	First lien senior secured loan	SR + 5.00%	10/15/2029	9,500	8,940	8,878	5.5%
Pediatric Associates Holding Company, LLC(6)	First lien senior secured loan	L + 3.25%	12/29/2028	3,422	3,356	3,242	2.0%
Phoenix Newco, Inc. (dba Parexel)(6)(11)	First lien senior secured loan	L + 3.25%	11/15/2028	7,444	7,170	7,156	4.5%
Physician Partners, LLC(8)(11)	First lien senior secured loan	SR + 4.00%	12/26/2028	9,950	9,407	9,457	5.9%
Premise Health Holding(9)	First lien senior secured loan	SR + 4.75%	7/10/2025	3,234	3,197	3,193	2.0%
				33,550	32,070	31,926	19.9%
Healthcare technology
Athenahealth Group Inc.(8)(11)	First lien senior secured loan	SR + 3.50%	2/15/2029	9,403	8,636	8,466	5.3%
Athenahealth Group Inc.(8)(11)(12)	First lien senior secured delayed draw term loan	SR + 3.50%	2/15/2029	—	(112)	(109)	(0.1)%
Imprivata, Inc.(8)	First lien senior secured loan	SR + 4.25%	12/1/2027	9,762	9,583	9,396	5.9%
Verscend Holding Corp.(6)	First lien senior secured loan	L + 4.00%	8/27/2025	9,944	9,821	9,870	6.1%
				29,109	27,928	27,623	17.2%
Infrastructure and environmental services
Osmose Utilities Services, Inc.(6)	First lien senior secured loan	L + 3.25%	6/23/2028	9,762	9,052	9,249	5.8%
USIC Holdings, Inc.(6)(11)	First lien senior secured loan	L + 3.50%	5/12/2028	2,977	2,831	2,837	1.7%
				12,739	11,883	12,086	7.5%
Insurance
Acrisure, LLC(9)	First lien senior secured loan	SR + 5.75%	2/15/2027	6,500	6,182	6,435	4.1%
AssuredPartners, Inc.(8)	First lien senior secured loan	SR + 4.25%	2/12/2027	4,988	4,814	4,875	3.0%
Hub International Limited(7)(11)	First lien senior secured loan	L + 3.25%	4/25/2025	9,924	9,756	9,823	6.1%
				21,412	20,752	21,133	13.2%
Internet software and services
Barracuda Parent, LLC(8)	First lien senior secured loan	SR + 4.50%	8/15/2029	10,600	10,141	10,203	6.3%
CDK Global, Inc.(9)(11)	First lien senior secured loan	SR + 4.50%	7/6/2029	10,600	10,366	10,492	6.5%
Delta TopCo, Inc. (dba Infoblox, Inc.)(9)(11)	First lien senior secured loan	SR + 3.75%	12/1/2027	10,573	9,666	9,741	6.1%
E2open, LLC(6)(11)	First lien senior secured loan	L + 3.50%	2/4/2028	3,868	3,756	3,793	2.4%
Hyland Software, Inc.(6)(11)	First lien senior secured loan	L + 3.50%	7/1/2024	9,948	9,732	9,802	6.1%
Sophos Holdings, LLC(7)	First lien senior secured loan	L + 3.50%	3/5/2027	10,546	10,319	10,203	6.4%
				56,135	53,980	54,234	33.8%
Leisure and entertainment
Delta 2 (Lux) SARL (dba Formula One)(8)	First lien senior secured loan	SR + 3.25%	1/14/2030	3,000	2,970	2,993	1.8%
WMG Acquisition Corp.(8)(11)	First lien senior secured loan	SR + 3.00%	1/20/2028	4,000	3,922	3,953	2.5%
				7,000	6,892	6,946	4.3%
Manufacturing
DXP Enterprises, Inc.(10)	First lien senior secured loan	SR + 5.25%	12/23/2027	4,987	4,717	4,738	3.0%
Gates Global LLC(8)(11)	First lien senior secured loan	SR + 3.50%	11/16/2029	1,995	1,936	1,978	1.2%
Pro Mach Group, Inc.(6)(11)	First lien senior secured loan	L + 4.00%	8/31/2028	10,547	10,282	10,241	6.4%
Pro Mach Group, Inc.(9)	First lien senior secured loan	SR + 5.00%	8/31/2028	4,000	3,800	3,884	2.4%
				21,529	20,735	20,841	13.0%
Professional services
Apex Group Treasury, LLC(9)	First lien senior secured loan	SR + 5.00%	7/27/2028	2,500	2,350	2,400	1.5%
Apex Group Treasury, LLC(7)(11)	First lien senior secured loan	L + 3.75%	7/27/2028	4,938	4,748	4,691	2.9%

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued

Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
EM Midco2 Ltd. (dba Element Materials Technology)(9)	First lien senior secured loan	SR + 4.25%	6/22/2029	2,053	1,988	2,012	1.3%
Sovos Compliance, LLC(9)	First lien senior secured loan	SR + 4.50%	8/11/2028	10,547	10,200	9,703	6.0%
				20,038	19,286	18,806	11.7%
Telecommunications
Park Place Technologies, LLC(8)(11)	First lien senior secured loan	SR + 5.00%	11/10/2027	9,762	9,268	9,172	5.7%
Zayo Group Holdings, Inc.(8)(11)	First lien senior secured loan	SR + 4.25%	3/9/2027	9,925	8,294	8,196	5.1%
				19,687	17,562	17,368	10.8%
Total Debt Investments				$529,463	$507,996	$506,202	315.6%
Total Investments				$529,463	$507,996	$506,202	315.6%
1.Certain portfolio company investments are subject to contractual restrictions on sales.
2.Unless otherwise indicated, ORCIC SLF’s investments are pledged as collateral supporting the amounts outstanding under ORCIC SLF's SPV Asset Facilities.
3.The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
4.Unless otherwise indicated, all investments are considered Level 3 investments.
5.Unless otherwise indicated, loan contains a variable rate structure, which may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Secured Overnight Financing Rate (“SOFR” or “SR”) (which can include one-, three-, six- or twelve-month SOFR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“Prime” or “P”), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
6.The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2022 was 4.39%.
7.The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2022 was 4.77%.
8.The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2022 was 4.36%.
9.The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2022 was 4.59%.
10.The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2022 was 4.78%.
11.Level 2 investment.
12.Position or portion thereof is an unfunded loan commitment.

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
Below is selected balance sheet information for ORCIC SLF as of December 31, 2022:

December 31, 2022
Assets
Investments at fair value (amortized cost of $507,996)	$506,202
Cash	15,237
Interest receivable	2,202
Receivable due on investments sold	4,622
Prepaid expenses and other assets	151
Total Assets	$528,414
Liabilities
Debt (net of unamortized debt issuance costs of $3,509)	$343,035
Payable for investments purchased	13,958
Interest payable	1,522
Return of capital payable	4,489
Distribution payable	3,624
Accrued expenses and other liabilities	1,337
Total Liabilities	$367,965
Commitments and contingencies
Members’ Equity
Members’ Equity	160,449
Total Members’ Equity	160,449
Total Liabilities and Members’ Equity	$528,414
Below is selected statement of operations information for ORCIC SLF for the year ended December 31, 2022:

For the Period Ended December 31, 2022 (1)
Investment Income
Interest income	$7,202
Other income	116
Total Investment Income	7,318
Operating Expenses
Interest expense	$3,300
Professional fees	158
Other general and administrative	77
Total Operating Expenses	3,535
Net Investment Income	$3,783
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	(1,657)
Net realized gain (loss) on investments	(84)
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	(1,741)
Net Increase in Members’ Equity Resulting from Operations	$2,042

(1) The Company commenced principal operations as a joint-venture on November 2, 2022.

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of December 31, 2022 and December 31, 2021:

	Fair Value Hierarchy as of December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$845,039	$7,603,501	$8,448,540
Second-lien senior secured debt investments	—	123,639	1,019,223	1,142,862
Unsecured debt investments	—	—	211,328	211,328
Preferred equity investments (3)	—	—	500,023	500,023
Common equity investments(1)	—	—	264,437	264,437
Subtotal	$—	$968,678	$9,598,512	$10,567,190
Investments measured at NAV(2)	—	—	—	140,394
Total Investments at fair value	$—	$968,678	$9,598,512	$10,707,584
_______________
(1)Includes equity investments in Amergin AssetCo and Fifth Season.
(2)Includes equity investment in ORCIC SLF.
(3)Includes equity investment in LSI Financing.

	December 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$162,988	$2,328,346	$2,491,334
Second-lien senior secured debt investments	—	47,770	450,477	498,247
Unsecured debt investments	—	—	2,116	2,116
Preferred equity investments	—	—	56,970	56,970
Common equity investments	—	—	71,705	71,705
Total Investments	$—	$210,758	$2,909,614	$3,120,372

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the years ended December 31, 2022, 2021, and 2020:

	As of and for the Years Ended December 31, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,328,346	$450,477	$2,116	$56,970	$71,705	$2,909,614
Purchases of investments, net	5,630,112	638,252	209,667	431,520	176,834	7,086,385
Payment-in-kind	27,279	4,850	9,622	21,651	82	63,484
Proceeds from investments, net	(406,080)	(39,832)	(142)	(773)	—	(446,827)
Net change in unrealized gain (loss)	(14,492)	(30,402)	(10,188)	(10,284)	15,816	(49,550)
Net realized gains (losses)	(797)	—	(23)	202	—	(618)
Net amortization/accretion of premium/discount on investments	14,148	853	276	737	—	16,014
Transfers between investment types	—	—	—	—	—	—
Transfers into (out of) Level 3(1)	24,985	(4,975)	—	—	—	20,010
Fair value, end of period	$7,603,501	$1,019,223	$211,328	$500,023	$264,437	$9,598,512
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2022, transfers out of Level 3 into Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Years Ended December 31, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$9,404	$4,232	$22	$295	$423	$14,376
Purchases of investments, net	2,598,943	444,674	2,054	55,514	70,826	3,172,011
Payment-in-kind	2,619	—	82	832	10	3,543
Proceeds from investments, net	(285,811)	—	—	—	—	(285,811)
Net change in unrealized gain (loss) on investments	817	1,461	(48)	274	446	2,950
Net realized gain (loss) on investments	566	—	—	—	—	566
Net amortization/accretion of premium/discount on investments	2,768	110	6	55	—	2,939
Transfers into (out of) Level 3(1)	(960)	—	—	—	—	(960)
Fair value, end of period	$2,328,346	$450,477	$2,116	$56,970	$71,705	$2,909,614

(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2021, transfers out of Level 3 into Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued

	As of and for the Twelve Months Ended December 31, 2020 (1)
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$—	$—	$—	$—	$—	$—
Purchases of investments, net	9,408	4,496	22	295	424	14,645
Payment-in-kind	—	—	—	—	—	—
Proceeds from investments, net	(6)	(263)	—	—	—	(269)
Net change in unrealized gain (loss) on investments	—	(1)	—	—	(1)	(2)
Net realized gain (loss) on investments	—	—	—	—	—	—
Net amortization/accretion of premium/discount on investments	2	—	—	—	—	2
Transfers into (out of) Level 3(2)	—	—	—	—	—	—
Fair value, end of period	$9,404	$4,232	$22	$295	$423	$14,376

(1)The Company commenced operations on November 10, 2020.
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. Transfers out of Level 3 into Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies.

The following tables present information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the years ended December 31, 2022, 2021, and 2020:

($ in thousands)	Net change in unrealized gain (loss) for the Year Ended December 31, 2022 on Investments Held at December 31, 2022	Net change in unrealized gain (loss) for the Year Ended December 31, 2021 on Investments Held at December 31, 2021	Net change in unrealized gain (loss) for the Year Ended December 31, 2020 on Investments Held at December 31, 2020(1)
First-lien senior secured debt investments	$(14,443)	$817	$—
Second-lien senior secured debt investments	(29,804)	1,461	(1)
Unsecured debt investments	(10,188)	(48)	(1)
Preferred equity investments(2)	(10,270)	274	—
Common equity investments(2)	16,131	446	—
Total Investments	$(48,574)	$2,950	$(2)

(1) The Company commenced operations on November 10, 2020.
(2) As of December 31, 2020, Preferred and Common equity investments were reported in aggregate as Equity investments.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2022 and December 31, 2021. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued

	As of December 31, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$7,274,929	Yield Analysis	Market Yield	8.2% - 19.3% (11.9%)	Decrease
	323,358	Recent Transaction	Transaction Price	96.8% - 99.0% (98.0%)	Increase
	5,214	Collateral Analysis	Recovery Rate	51.0% - 51.0% (51.0%)	Increase
Second-lien senior secured debt investments	$862,487	Yield Analysis	Market Yield	11.9% - 25.2% (15.7%)	Decrease
	156,736	Recent Transaction	Transaction Price	98.0% - 98.0% (98.0%)	Increase
Unsecured debt investments	$211,304	Yield Analysis	Market Yield	10.8% - 20.2% (13.1%)	Decrease
	24	Market Approach	EBITDA Multiple	14.3x - 14.3x (14.3x)	Increase
Preferred equity investments	$477,863	Yield Analysis	Market Yield	11.9% - 17.9% (14.6%)	Decrease
	22,157	Recent Transaction	Transaction Price	96.5% - 100.0% (97.5%)	Increase
	3	Market Approach	EBITDA Multiple	11.5x - 11.5x (11.5x)	Increase
Common equity investments	$105,049	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	129,098	Market Approach	EBITDA Multiple	11.0x - 31.6x (15.8x)	Increase
	30,284	Market Approach	Revenue Multiple	1.8x - 16.6x (12.9x)	Increase
	6	Market Approach	Gross Profit Multiple	8.6x - 8.6x (8.6x)	Increase

	As of December 31, 2021
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,401,867	Yield Analysis	Market Yield	5.1% - 12.4% (8.2%)	Decrease
	921,476	Recent Transaction	Transaction Price	90.5% - 100.0% (98.1%)	Increase
	5,003	Indicative Bid	Broker Quotes	N/A	Increase
Second-lien senior secured debt investments	$164,066	Yield Analysis	Market Yield	6.1% - 10.7% (8.7%)	Decrease
	261,240	Recent Transaction	Transaction Price	98.0% - 99.5% (98.8%)	Increase
	25,171	Indicative Bid	Broker Quotes	N/A	Increase
Unsecured debt investments	$2,092	Yield Analysis	Market Yield	9.4%	Decrease
	24	Market Approach	EBITDA Multiple	14.8x	Increase
Preferred equity investments	$11,555	Yield Analysis	Market Yield	11.4% - 14.6% (11.5%)	Decrease
	238	Market Approach	EBITDA Multiple	9.3x	Increase
	45,177	Recent Transaction	Transaction Price	97.3% - 97.5% (97.3%)	Increase
Common equity investments	$56,186	Recent Transaction	Transaction Price	100.0%	Increase
	15,470	Market Approach	EBITDA Multiple	7.6x - 24.0x (16.9x)	Increase
	49	Market Approach	Gross Profit Multiple	27.0x	Increase

The fair value of the Company's performing Level 3 debt investments is typically determined utilizing a yield analysis. In a yield analysis, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to the expected life, portfolio company performance since close, and other terms and risks associated with an investment. Among other factors, a determinant of risk is the amount of leverage used by the portfolio company relative to its total enterprise value, and the rights and remedies of the Company’s investment within the portfolio company’s capital structure.

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following tables present the carrying and fair values of the Company’s debt obligations as of December 31, 2022 and December 31, 2021.

	December 31, 2022		December 31, 2021
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility(3)	$288,636	$288,636	$445,188	$445,188
SPV Asset Facility I	437,241	437,241	298,015	298,015
SPV Asset Facility II	1,528,048	1,528,048	438,637	438,637
SPV Asset Facility III	549,851	549,851	—	—
SPV Asset Facility IV	460,869	460,869	—	—
CLO VIII	287,946	287,946	—	—
March 2025 Notes	495,309	485,000	—	—
September 2026 Notes	344,226	299,250	343,971	337,750
February 2027 Notes	493,735	447,500	—	—
September 2027 Notes(4)	591,550	597,449	—	—
Total Debt	$5,477,411	$5,381,790	$1,525,811	$1,519,590

(1)The carrying values of the Company's Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO VIII, March 2025 Notes, September 2026 Notes, February 2027 Notes, and September 2027 Notes are presented net of unamortized debt issuance costs of $13.6 million, $3.2 million, $10.0 million, $5.1 million, $4.1 million, $2.1 million, $4.7 million, $5.8 million, $6.3 million, and $8.4 million respectively.
(2)The carrying values of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, and September 2026 Notes are presented net of unamortized debt issuance costs of $6.0 million, $3.3 million, $7.4 million, and $6.0 million, respectively.
(3)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
(4)Inclusive of change in fair market value of effective hedge.

The following table presents fair value measurements of the Company’s debt obligations as of December 31, 2022 and December 31, 2021:

($ in thousands)	December 31, 2022	December 31, 2021
Level 1	$—	$—
Level 2	1,829,199	337,750
Level 3	3,552,591	1,181,840
Total Debt	$5,381,790	$1,519,590

Financial Instruments Not Carried at Fair Value

As of December 31, 2022 and December 31, 2021, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Note 6. Debt

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 193% and 200% as of December 31, 2022 and December 31, 2021, respectively.

Debt obligations consisted of the following as of December 31, 2022 and December 31, 2021:

	December 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility (3)	$1,845,000	$302,287	$1,542,713	$288,636
SPV Asset Facility I	550,000	440,430	72,337	437,241
SPV Asset Facility II	1,800,000	1,538,000	164,506	1,528,048
SPV Asset Facility III	750,000	555,000	50,764	549,851
SPV Asset Facility IV	500,000	465,000	26,911	460,869
CLO VIII	290,000	290,000	—	287,946
March 2025 Notes	500,000	500,000	—	495,309
September 2026 Notes	350,000	350,000	—	344,226
February 2027 Notes	500,000	500,000	—	493,735
September 2027 Notes(4)	600,000	600,000	—	591,550
Total Debt	$7,685,000	$5,540,717	$1,857,231	$5,477,411

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying values of the Company's Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO VIII, March 2025 Notes, September 2026 Notes, February 2027 Notes, and September 2027 Notes are presented net of unamortized debt issuance costs of $13.6 million, $3.2 million, $10.0 million, $5.1 million, $4.1 million, $2.1 million, $4.7 million, $5.8 million, $6.3 million, and $8.4 million respectively.
(3)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
(4)Inclusive of change in fair market value of effective hedge.

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

For the years ended December 31, 2022, 2021, and 2020, the components of interest expense were as follows:

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued

	For the Years Ended December 31,
($ in thousands)	2022	2021	2020 (1)
Interest expense	$190,110	$12,619	$4
Amortization of debt issuance costs	10,657	1,638	—
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items (2)	(449)	—	—
Total Interest Expense	$200,318	$14,257	$4
Average interest rate	4.8%	2.8%	4.3%
Average daily borrowings	$3,879,321	$447,117	$577

(1)The Company commenced operations on November 10, 2020.
(2)Refer to the September 2027 Notes for details on the facility's interest rate swap.

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
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

The maximum principal amount of the Revolving Credit Facility is $1.845 billion (increased from $1.550 billion to $1.775 billion on September 22, 2022, increased from $1.775 billion to $1.795 billion on October 5, 2022 and subsequently increased from $1.795 billion to $1.845 billion on November 22, 2022), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $2.325 billion through the Company’s exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.

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

ORCIC JV WH

On August 24, 2022 (the “ORCIC JV WH Closing Date”), ORCIC JV WH LLC, a Delaware limited liability company (“ORCIC JV WH”) entered into a $400 million credit facility (the “Credit Agreement”) among the lenders party thereto (the “ORCIC JV WH Lenders”), Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and BofA Securities, Inc., as sole lead arranger and sole book manager. ORCIC JV WH was a wholly owned subsidiary of ORCIC BC 9 LLC, a Delaware limited liability company (the “Collateral Manager”) and the Collateral Manager was a wholly owned subsidiary of the Company. On November 2, 2022 (the “ORCIC SLF Effective Date”), the Company and State Teachers Retirement System of Ohio (“OSTRS”) entered into an Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) to co-manage ORCIC Senior Loan Fund LLC (formerly, ORCIC BC 9 LLC) (“ORCIC SLF”), a Delaware limited liability company. ORCIC SLF is a joint venture that is expected to invest primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Prior to the ORCIC SLF Effective Date, the ORCIC JV WH Lenders consented to the change in control of ORCIC SLF. From and following the ORCIC SLF Effective Date, the Credit Agreement continued as an obligation of ORCIC SLF and its subsidiaries but was no longer indebtedness of the Company.

The proceeds of the loans under the Credit Agreement were to be used for, subject to certain restrictions, acquiring and funding collateral assets, payment of government fees and administrative expenses, the funding of certain accounts and making distributions, contributions and investments.

The maximum principal amount of the revolving loans under the Credit Agreement was $400 million, which could be drawn and redrawn subject to certain conditions, including the borrowing base, which was determined on the basis of the value of the assets from time to time, and an advance rate, for a period of up to three years (less 30 days) after the ORCIC JV WH Closing Date unless the

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
commitments are terminated sooner, as provided in the Credit Agreement. The loans were able to be accelerated upon the occurrence of an event of default.

All loans under the Credit Agreement were able to be prepaid and reborrowed without penalty or premium at any time, subject to certain restrictions. A make-whole fee was due in connection with any reduction or termination of any portion of the commitments under the Credit Agreement within 18 months of the ORCIC JV WH Closing Date. The outstanding principal balance, interest and all other amounts outstanding for all loans were due and payable on the ORCIC SLF Effective Date.

The interest rate on outstanding loans under the Credit Agreement was, at the option of ORCIC JV WH, (A) Term SOFR (which is the one month Term SOFR Screen Rate plus the Applicable Margin or (B) Base Rate (which is the highest of (i) the Federal Funds rate plus 0.50%, (ii) the Prime Rate in effect for such day, (iii) Term SOFR plus 1.00%, and (iv) 1.00%) plus the Applicable Margin, and in each case, subject to interest rate floors set forth in the Credit Agreement. The “Applicable Margin” was 1.45%. Liabilities under the Credit Agreement were limited recourse to ORCIC JV WH. ORCIC JV WH was required to pay a quarterly commitment fee ranging from 0.25% to 1.45%, based on the daily amount of the undrawn portion of the commitments under the Credit Agreement. The commitment fee was initially set at 0.25%. ORCIC JV WH paid the Administrative Agent a customary fee as well as other customary closing fees.

The Credit Agreement contained customary affirmative and negative covenants, including covenants limiting the ability of ORCIC JV WH, among other things, grant liens, incur incremental indebtedness, effect certain mergers, make investments, dispose of assets, pay dividends or distributions on capital stock and enter into transactions with affiliates, in each case subject to customary exceptions.

The Credit Agreement contained customary events of default (with customary grace periods, as applicable), including payment defaults, breaches of covenants, defaults under the related loan documentation, material misstatements, insolvency events, judgement defaults, the invalidity of the Credit Agreement or the related loan documents and certain events related to plans subject to the Employee Retirement Income Security Act of 1974, as amended.

Pursuant to the Security Agreement (as defined below), the obligations of ORCIC JV WH under the Credit Agreement were secured by a perfected first priority security interest in all of the assets of ORCIC JV WH and on any payments received by ORCIC JV WH in respect of such assets. Assets pledged to the ORCIC JV WH Lenders were not available to pay the Company’s obligations.

In connection with the Credit Agreement, ORCIC JV WH (a) entered into a security agreement dated as of the ORCIC JV WH Closing Date (the “Security Agreement”) among ORCIC JV WH and the Administrative Agent, pursuant to which ORCIC JV WH granted to the Administrative Agent a first priority lien on all of the collateral assets of ORCIC JV WH, (b) entered into a collateral management agreement among ORCIC JV WH and the Collateral Manager, pursuant to which the Collateral Manager provided collateral management services to ORCIC JV WH with respect to the collateral assets and (c) entered into a master sale and participation agreement among the Borrower and the Company, pursuant to which ORCIC JV WH intended to purchase from the Company participation interests in certain collateral assets (in anticipation of elevating such interests into assignments after the Closing Date) that, upon such purchase, would have become collateral under the Credit Agreement and would have been subject to the first priority lien granted by ORCIC JV WH pursuant to the Security Agreement.

ORCIC JV WH II

On October 14, 2022 (the “ORCIC JV WH II Closing Date”), ORCIC JV WH II LLC, a Delaware limited liability company (“ORCIC JV WH II”) entered into an up to $500 million revolving loan facility (the “Revolving Loan Agreement”) among the lenders party thereto (the “ORCIC JV WH II Lenders”), and Royal Bank of Canada, as a ORCIC JV WH II Lender and as administrative agent (in such capacity, the “ORCIC JV WH II Administrative Agent”). ORCIC JV WH II was a wholly owned subsidiary of ORCIC BC 9 LLC, a Delaware limited liability company (the “Collateral Manager”) and the Collateral Manager was a wholly owned subsidiary of the Company. On the ORCIC SLF Effective Date, the Company and OSTRS entered into the LLC Agreement to co-manage ORCIC SLF. ORCIC SLF is a joint venture that is expected to invest primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Prior to the ORCIC SLF Effective Date, the ORCIC JV WH II Lenders consented to the change in control of ORCIC SLF. From and following the ORCIC SLF Effective Date, the Revolving Loan Agreement continued as an obligation of ORCIC SLF and its subsidiaries but was no longer indebtedness of the Company.

The proceeds of the funded loans under the Revolving Loan Agreement were to be used for, subject to certain restrictions, acquiring and funding collateral assets, payment of government fees and administrative expenses, the funding of certain accounts and making distributions, contributions and investments.

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued

The maximum principal amount of the revolving loans under the Revolving Loan Agreement was $500 million, which could be drawn and redrawn subject to certain conditions, including the borrowing base, which was determined on the basis of the value of the assets from time to time, and an advance rate, for a period of up to three years (less two Business Days) after the ORCIC JV WH II Closing Date (the “ORCIC JV WH II Aggregation Period”) unless the commitments are terminated sooner, as provided in the Revolving Loan Agreement. The loans were able to be accelerated upon the occurrence of an event of default.

All loans under the Revolving Loan Agreement were able to be prepaid and reborrowed without penalty or premium at any time, subject to certain restrictions. A facility termination fee was due in connection with any reduction or termination (other than as expressly permitted under the Revolving Loan Agreement) of any portion of the commitments under the Revolving Loan Agreement, and was calculated as follows: (i) prior to the date that occurs 12 months after the ORCIC JV WH II Closing Date, 0.70% multiplied by the average balance of the outstanding funded loans and (ii) following such date but prior to the end of the ORCIC JV WH II Aggregation Period, the product of 0.50% multiplied by the average balance of the outstanding funded loans. The outstanding principal balance, interest and all other amounts outstanding for all loans were due and payable on the ORCIC SLF Effective Date.

The interest rate on outstanding loans under the Revolving Loan Agreement was, Term SOFR (which is the forward-looking term rate for one month based on the secured overnight financing rate published by the Term SOFR Administrator, provided that no Benchmark Availability Event has occurred (in which case the successor rate provisions set out in the Revolving Loan Agreement shall apply)) plus the Applicable Margin subject to an interest rate floor set forth in the Revolving Loan Agreement. The “Applicable Margin” was 1.55%. Liabilities under the Revolving Loan Agreement were limited recourse to ORCIC JV WH II. A structuring fee equal to U.S.$1,000,000 was payable by ORCIC JV WH II to the ORCIC JV WH II Administrative Agent on the first payment date following the ORCIC JV WH II Closing Date.

The Revolving Loan Agreement contained customary affirmative and negative covenants, including covenants limiting the ability of ORCIC JV WH II to, among other things, grant liens, incur incremental indebtedness, effect certain mergers, make investments, dispose of assets, pay dividends or distributions on capital stock and enter into transactions with affiliates, in each case subject to customary exceptions.

The Revolving Loan Agreement contained customary events of default (with customary grace periods, as applicable), including payment defaults, breaches of covenants, defaults under the related loan documentation, material misstatements, insolvency events, judgement defaults, the invalidity of the Revolving Loan Agreement or the related loan documents and certain events related to plans subject to the Employee Retirement Income Security Act of 1974, as amended.

The obligations of ORCIC JV WH II under the Revolving Loan Agreement were secured by a perfected first priority security interest in all of the assets of ORCIC JV WH II and on any payments received by ORCIC JV WH II in respect of such assets. Assets pledged to the ORCIC JV WH II Lenders were not be available to pay the Company’s obligations.

In connection with the Revolving Loan Agreement, ORCIC JV WH II entered into (a) a securities account control agreement dated as of the ORCIC JV WH II Closing Date among ORCIC JV WH II, U.S. Bank Trust Company, National Association as collateral custodian and secured party on behalf of the other secured parties to the Revolving Loan Agreement and U.S. Bank National Association as securities intermediary, pursuant to which ORCIC JV WH II pledged ORCIC JV WH II’s Secured Accounts (as defined thereunder) as collateral to the securities intermediary for the benefit of the secured parties, (b) a collateral administration agreement among ORCIC JV WH II and U.S. Bank, National Association, in its capacity as collateral administrator, pursuant to which the collateral administrator provided collateral administration services to ORCIC JV WH II with respect to the collateral assets, (c) a master sale and participation agreement among ORCIC JV WH II and the Company, pursuant to which ORCIC JV WH II intended to purchase from the Company participation interests in certain collateral assets (in anticipation of elevating such interests into assignments after the ORCIC JV WH II Closing Date) that, upon such purchase, would have become collateral under the Revolving Loan Agreement and would have been subject to the first priority lien granted by ORCIC JV WH II pursuant to the Revolving Loan Agreement and (d) an equity purchase agreement by and among ORCIC JV WH II and the collateral manager, pursuant to which ORCIC JV WH II was required to issue, and the collateral manager was required to purchase, certain Preference Shares (as defined thereunder), such purchases to constitute capital contributions to be used, among others, in connection with the acquisition by ORCIC JV WH II of collateral assets.

SPV Asset Facility I

On September 16, 2021 (the “SPV Asset Facility I Closing Date”), Core Income Funding I LLC ("Core Income Funding I”), a Delaware limited liability company and newly formed wholly-owned subsidiary of the Company entered into a Credit Agreement ( as amended through the date hereof, “the SPV Asset Facility I”), with Core Income Funding I, as borrower, the lenders from time to time

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
parties thereto (the “SPV Asset Facility I Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company as Collateral Agent and Alter Domus (US) LLC as Document Custodian.

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

Amounts drawn bear interest at LIBOR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and LIBOR plus 0.25%) plus an applicable margin that ranges from 1.55% to 2.15% depending on a ratio of broadly syndicated loans to middle market loans in the collateral. From the SPV Asset I Facility Closing Date to the SPV Asset I Facility Commitment Termination Date, there is a commitment fee that steps up during the year after the SPV Asset I Facility Closing Date from 0.00% to 0.625% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility I. The SPV Asset Facility I contains customary covenants, including certain financial maintenance covenants, limitations on the activities of Core Income Funding I, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of Core Income Funding I and on any payments received by Core Income Funding I in respect of those assets. Assets pledged to the SPV Asset Facility I Lenders will not be available to pay the debts of the Company.

Borrowings of Core Income Funding I are considered the Company's borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

SPV Asset Facility II

On October 5, 2021 (the "SPV Asset Facility II Closing Date"), Core Income Funding II LLC (“Core Income Funding II”), a Delaware limited liability company and our newly formed subsidiary entered into a loan and financing and servicing agreement (as amended through the date hereof, the “SPV Asset Facility II”), with Core Income Funding II, as borrower, us, as equityholder and service provider, the lenders from time to time parties thereto (the "SPV Asset Facility II Lenders"), Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as collateral agent, and Alter Domus (US) LLC as collateral custodian.

On October 27, 2021, the parties to the SPV Asset Facility II amended certain terms of the facility, including increasing the aggregate commitment of the SPV Asset Facility II Lenders from $500 million to $1 billion.

On December 20, 2021, the parties to the SPV Asset Facility II amended certain terms of the facility, including changes related to the elevation of Assigned Participation Interests.

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
On February 18, 2022, the parties to the SPV Asset Facility II amended certain terms of the facility including, among other changes, reallocating commitments of the SPV Asset Facility II Lenders and converting the benchmark rate of the facility from LIBOR to term SOFR.

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

Amounts drawn under the SPV Asset Facility II bear interest at Term SOFR (or, in the case of certain SPV Asset Facility II Lenders that are commercial paper conduits, the lower of (a) their cost of funds and (b) Term SOFR, such Term SOFR not to be lower than zero) plus a spread equal to 2.00% per annum, which spread will increase (a) on and after the end of the Revolving Period by 0.15% per annum if no event of default has occurred and (b) by 2.00% per annum upon the occurrence of an event of default (such spread, the “Applicable Margin”). Term SOFR may be replaced as a base rate under certain circumstances. During the Revolving Period, Core Income Funding II will pay an undrawn fee ranging from 0.00% to 0.25% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. During the Revolving Period, if the undrawn commitments are in excess of a certain portion (initially 12.5% and increasing in stages to 25%, 50% and 75%) of the total commitments under the SPV Asset Facility II, Core Income Funding II will also pay a make-whole fee equal to the Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess. Core Income Funding II will also pay Deutsche Bank AG, New York Branch, certain fees (and reimburse certain expenses) in connection with its role as facility agent. The SPV Asset Facility II contains customary covenants, including certain financial maintenance covenants, limitations on the activities of Core Income Funding II, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of Core Income Funding II and on any payments received by Core Income Funding II in respect of those assets. Assets pledged to the SPV Asset Facility II Lenders will not be available to pay the Company's debts.

Borrowings of Core Income Funding II are considered the Company's borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

SPV Asset Facility III

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
On March 24, 2022 (the “SPV Asset Facility III Closing Date”), Core Income Funding III LLC (“Core Income Funding III”), a Delaware limited liability company and newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility III”), with Core Income Funding III, as borrower, the Adviser, as servicer, the lenders from time to time parties thereto (the "SPV Asset Facility III Lenders"), Bank of America, N.A., as administrative agent, State Street Bank and Trust Company, as collateral agent, Alter Domus (US) LLC as collateral custodian and Bank of America, N.A., as sole lead arranger and sole book manager.

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

From the SPV Asset Facility III Closing Date to the SPV Asset Facility III Commitment Termination Date, there is a commitment fee, calculated on a daily basis, ranging from 0.25% to 1.25% on the undrawn amount under the SPV Asset Facility III. The SPV Asset Facility III contains customary covenants, including certain limitations on the activities of Core Income Funding III, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility III is secured by a perfected first priority security interest in the assets of Core Income Funding III and on any payments received by Core Income Funding III in respect of those assets. Assets pledged to the SPV Asset Facility III Lenders will not be available to pay the debts of the Company.

Borrowings of Core Income Funding III are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

SPV Asset Facility IV

On March 16, 2022 (the “SPV Facility IV Closing Date”), Core Income Funding IV LLC (“Core Income Funding IV”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Credit Agreement (the “SPV Asset Facility IV”), with Core Income Funding IV, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility IV Lenders”), Sumitomo Mitsui Banking Corporation, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and Alter Domus (US) LLC as Document Custodian.

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
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

Amounts drawn bear interest at Term SOFR (or, in the case of certain SPV Asset Facility IV Lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.15%) plus an applicable margin that ranges from 1.70% to 2.30% depending on a ratio of broadly syndicated loans to middle market loans in the collateral. From the SPV Facility IV Closing Date to the SPV Facility IV Commitment Termination Date, there is a commitment fee that steps up during the year after the SPV Facility IV Closing Date from 0.00% to 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Facility IV. The SPV Facility IV contains customary covenants, including certain financial maintenance covenants, limitations on the activities of Core Income Funding IV, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Facility IV is secured by a perfected first priority security interest in the assets of Core Income Funding IV and on any payments received by Core Income Funding IV in respect of those assets. Assets pledged to the SPV Asset Facility IV Lenders will not be available to pay the debts of the Company.

Borrowings of Core Income Funding IV are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

CLO VIII

On October 21, 2022 (the “CLO VIII Closing Date”), the Company completed a $391.675 million term debt securitization transaction (the “CLO VIII Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO VIII Transaction and the secured loan borrowed in the CLO VIII Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Owl Rock CLO VIII, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO VIII Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO VIII Issuer.

The CLO VIII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO VIII Closing Date (the “CLO VIII Indenture”), by and among the CLO VIII Issuer and State Street Bank and Trust Company: (i) $152 million of AAA(sf) Class A-T Notes, which bear interest at three-month term SOFR plus 2.50%, (ii) $46 million of AAA(sf) Class A-F Notes, which bear interest at 6.02%, (iii) $32 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.50% and (iv) $30 million of A(sf) Class C Notes, which bear interest at 4.90% (together, the “CLO VIII Secured Notes”) and (B) the borrowing by the CLO VIII Issuer of $30 million under floating rate Class A-L loans (the “Class A-L Loans” and together with the CLO VIII Secured Notes, the “CLO VIII Debt”). The Class A-L Loans bear interest at three-month term SOFR plus 2.50%. The Class A-L Loans were borrowed under a loan agreement (the “A-L Loan Agreement”), dated as of the CLO VIII Closing Date, by and among the CLO VIII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO VIII Debt is secured by middle market loans, participation interests in middle market loans and other assets of the CLO VIII Issuer. The CLO VIII Debt is scheduled to mature on November 20, 2034. The CLO VIII Secured Notes were privately placed by Natixis Securities Americas LLC as placement agent.

Concurrently with the issuance of the CLO VIII Secured Notes and the borrowing under the Class A-L Loans, the CLO VIII Issuer issued approximately $101.675 million of subordinated securities in the form of 101,675 preferred shares at an issue price of U.S.$1,000 per share (the “CLO VIII Preferred Shares”). The CLO VIII Preferred Shares were issued by the CLO VIII Issuer as part of its issued share capital and are not secured by the collateral securing the CLO VIII Debt. The Company purchased all of the CLO VIII Preferred Shares. The Company acts as retention holder in connection with the CLO VIII Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO VIII Preferred Shares.

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued

As part of the CLO VIII Transaction, the Company entered into a loan sale agreement with the CLO VIII Issuer dated as of the CLO VIII Closing Date, which provided for the sale and contribution of approximately $143.098 million funded par amount of middle market loans from the Company to the CLO VIII Issuer on the CLO VIII Closing Date and for future sales from the Company to the CLO VIII Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO VIII Debt. The remainder of the initial portfolio assets securing the CLO VIII Debt consisted of approximately $113.025 million funded par amount of middle market loans purchased by the CLO VIII Issuer from Core Income Funding I LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO VIII Closing Date between the CLO VIII Issuer and Core Income Funding I LLC. The Company and Core Income Funding I LLC each made customary representations, warranties, and covenants to the CLO VIII Issuer under the applicable loan sale agreement.

Through July 20, 2025, a portion of the proceeds received by the CLO VIII Issuer from the loans securing the CLO VIII Debt may be used by the CLO VIII Issuer to purchase additional middle market loans under the direction of the Adviser in its capacity as collateral manager for the CLO VIII Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.

The CLO VIII Debt is the secured obligation of the CLO VIII Issuer, and the CLO VIII Indenture, the A-L Loan Agreement each include customary covenants and events of default. The CLO VIII Secured Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.

The Adviser will serve as collateral manager for the CLO VIII Issuer under a collateral management agreement dated as of the CLO VIII Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to Adviser pursuant to the Amended and Restated Investment Advisory Agreement, dated May 18, 2021, between the Adviser and the Company will be offset by the amount of the collateral management fee attributable to the CLO VIII Issuer’s equity or notes owned by the Company.

Unsecured Notes

On November 30, 2022, the Company entered into an agreement of removal, appointment and acceptance (the “Tripartite Agreement”), with Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association (the “Retiring Trustee”) and Truist Bank (the “Successor Trustee”), with respect to the Indenture, dated September 23, 2021 between the Company and the Retiring Trustee (the “Base Indenture”), the first supplemental indenture, dated September 23, 2021 (the “First Supplemental Indenture”) between the Company and the Retiring Trustee, the second supplemental indenture, dated February 8, 2022 (the “Second Supplemental Indenture”) between the Company and the Retiring Trustee, the third supplemental indenture, dated March 29, 2022 (the “Third Supplemental Indenture”) between the Company and the Retiring Trustee, and the Fourth Supplemental Indenture, dated September 16, 2022 (the “Fourth Supplemental Indenture” and together with the Base Indenture, the First Supplemental Indenture, the Second Supplemental Indenture and the Third Supplemental Indenture, the “Indenture”) between the Company and the Retiring Trustee.

The Tripartite Agreement provided that, effective as of the date thereof, (1) the Retiring Trustee assigns, transfers, delivers and confirms to the Successor Trustee all of its rights, title and interest under the Indenture and all of the rights, power, trusts and duties as trustee, security registrar, paying agent, authenticating agent and depositary custodian under the Indenture; and (2) the Successor Trustee accepts its appointment successor trustee, security registrar, paying agent, authenticating agent and depositary custodian under the Indenture, and accepts the rights, indemnities, protections, powers, trust and duties of or afforded to Retiring Trustee as trustee, security registrar, paying agent, authenticating agent and depositary custodian under the Indenture. The Successor Trustee’s appointment in its capacities as paying agent and security registrar became effective on December 14, 2022.

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
The September 2026 Notes were issued pursuant to the Base Indenture and the First Supplemental Indenture (together, the “September 2026 Indenture”). The September 2026 Notes will mature on September 23, 2026 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the September 2026 Indenture. The September 2026 Notes initially bear interest at a rate of 3.125% per year payable semi-annually on March 23 and September 23 of each year, commencing on March 23, 2022. Concurrent with the issuance of the September 2026 Notes, the Company entered into a Registration Rights Agreement (the "September 2026 Registration Rights Agreement") for the benefit of the purchasers of the September 2026 Notes. Pursuant to the September 2026 Registration Rights Agreement, the Company is obligated to file a registration statement with the SEC with respect to an offer to exchange the September 2026 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the September 2026 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the September 2026 Notes. If the Company fails to satisfy its registration obligations under the September 2026 Registration Rights Agreement, it will be required to pay additional interest to the holders of the September 2026 Notes. The Company filed a registration statement with the SEC and, on July 25, 2022, commenced an offer to exchange the September 2026 Notes for newly issued registered notes with substantially similar terms, which expired on August 23, 2022.

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

The September 2026 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the September 2026 Notes and the Successor Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the September 2026 Indenture.

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

The February 2027 Notes were issued pursuant to the Base Indenture and the Second Supplemental Indenture (together, the “February 2027 Indenture”). The February 2027 Notes will mature on February 8, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the February 2027 Indenture. The February 2027 Notes initially bear interest at a rate of 4.70% per year payable semi-annually on February 8 and August 8 of each year, commencing on August 8, 2022. Concurrent with the issuance of the February 2027 Notes the Company entered into a Registration Rights Agreement (the “February 2027 Registration Rights Agreement”) for the benefit of the purchasers of the February 2027 Notes. Pursuant to the February 2027 Registration Rights Agreement the Company is obligated to file a registration statement with the SEC with respect to an offer to exchange the February 2027 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the February 2027 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the February 2027 Notes. If the Company fails to satisfy its registration obligations under the February 2027 Registration Rights Agreement, the Company will be required to pay additional interest to the holders of the February 2027 Notes. The Company filed a registration

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
statement with the SEC and, on July 25, 2022, commenced an offer to exchange the February 2027 Notes for newly issued registered notes with substantially similar terms, which expired on August 23, 2022.

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

The February 2027 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the February 2027 Notes and the Successor Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Indenture. In addition, if a change of control repurchase event, as defined in the February 2027 Indenture, occurs prior to maturity, holders of the February 2027 Notes have the right, at their option, to require us to repurchase for cash some or all of the February 2027 Notes at a repurchase price equal to 100% of the aggregate principal amount of the February 2027 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

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

The March 2025 Notes were issued pursuant to the Base Indenture and the Third Supplemental Indenture (together, the “March 2025 Indenture”). The March 2025 Notes will mature on March 21, 2025 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the March 2025 Indenture. The March 2025 Notes bear interest at a rate of 5.500% per year payable semi-annually on March 21 and September 21 of each year, commencing on September 21, 2022. Concurrent with the issuance of the March 2025 Notes, the Company In connection with the offering, the Company entered into a Registration Rights Agreement, dated as of March 29, 2022 (the “March 2025 Registration Rights Agreement”), for the benefit of the purchasers of the March 2025 Notes. Pursuant to the March 2025 Registration Rights Agreement, the Company is obligated to file with the SEC a registration statement with respect to an offer to exchange the March 2025 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the March 2025 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the March 2025 Notes. If the Company fails to satisfy its registration obligations under the March 2025 Registration Rights Agreement, it will be required to pay additional interest to the holders of the March 2025 Notes. The Company filed a registration statement with the SEC and, on July 25, 2022, commenced an offer to exchange the March 2025 Notes for newly issued registered notes with substantially similar terms, which expired on August 23, 2022.

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

The March 2025 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a) of the 1940 Act, for the period of time during which the March 2025 Notes are outstanding, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the March

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
2025 Notes and the Successor Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the March 2025 Indenture. In addition, if a change of control repurchase event, as defined in the March 2025 Indenture, occurs prior to maturity, holders of the March 2025 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the March 2025 Notes at a repurchase price equal to 100% of the aggregate principal amount of the March 2025 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

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

The September 2027 Notes were issued pursuant to the Base Indenture and the Fourth Supplemental Indenture (together, the “September 2027 Indenture”). The September 2027 Notes will mature on September 16, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the September 2027 Indenture. The September 2027 Notes bear interest at a rate of 7.750% per year payable semi-annually on March 16 and September 16 of each year, commencing on March 16, 2023. Concurrent with the issuance of the September 2027 Notes, the Company entered into a Registration Rights Agreement (the “September 2027 Registration Rights Agreement”) for the benefit of the purchasers of the September 2027 Notes. Pursuant to the September 2027 Registration Rights Agreement, the Company is obligated to file a registration statement with the SEC with respect to an offer to exchange the September 2027 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the September 2027 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the September 2027 Notes. If the Company fails to satisfy its registration obligations under the September 2027 Registration Rights Agreement, it will be required to pay additional interest to the holders of the September 2027 Notes.

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

The September 2027 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with Section 18(a)(1)(A) of the 1940 Act whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the September 2027 Notes and the Successor Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the September 2027 Indenture.

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

In connection with the issuance of the September 2027 Notes, on October 18, 2022 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $600.0 million. The Company will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.84%. The interest rate swaps mature on September 16, 2027. For the year ended December 31, 2022, the Company did not make any periodic payments. The interest expense related to the September 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of December 31, 2022, the interest rate swap had a fair value of $0.4 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company's

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of December 31, 2022 and December 31, 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2022	December 31, 2021
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$45,000	$—
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	43,432	—
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	186	—
ACR Group Borrower, LLC	First lien senior secured revolving loan	537	875
Alera Group, Inc.	First lien senior secured delayed draw term loan	—	47,273
AmeriLife Holdings LLC	First lien senior secured revolving loan	16,273	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	10,849	—
Anaplan, Inc.	First lien senior secured revolving loan	16,528	—
Apex Group Treasury, LLC	Second lien senior secured delayed draw term loan	—	6,618
Apex Service Partners, LLC	First lien senior secured revolving loan	1,725	—
Appfire Technologies, LLC	First lien senior secured revolving loan	1,539	—
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	16,366	—
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured delayed draw term loan	3,734	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	5,106	4,255
Associations, Inc.	First lien senior secured revolving loan	4,829	4,829
Associations, Inc.	First lien senior secured delayed draw term loan	56,283	—
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	3,631	—
Avalara, Inc.	First lien senior secured revolving loan	7,045	—
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	2,145	2,145
AxiomSL Group, Inc.	First lien senior secured revolving loan	2,591	2,591
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,062	1,593
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	31,034	31,034

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2022	December 31, 2021
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	4,655	4,655
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	161	47
Brightway Holdings, LLC	First lien senior secured revolving loan	2,105	2,105
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	917	—
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	1,157	—
BW Holding, Inc.	First lien senior secured delayed draw term loan	—	4,184
Canadian Hospital Specialties Ltd.	First lien senior secured delayed draw term loan	637	939
Canadian Hospital Specialties Ltd.	First lien senior secured revolving loan	248	388
CivicPlus, LLC	First lien senior secured delayed draw term loan	—	4,400
CivicPlus, LLC	First lien senior secured revolving loan	2,245	880
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	3,750	—
Community Brands ParentCo, LLC	First lien senior secured revolving loan	1,875	—
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	14,183	—
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	14,183	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	5,712	20,519
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	9,963	7,407
Dermatology Intermediate Holdings III, Inc	First lien senior secured delayed draw term loan	278	—
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	9,553	9,553
Dodge Data & Analytics LLC	First lien senior secured revolving loan	—	125
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	3,199	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	1,955	1,955
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	3,867	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	—	10,605
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	200	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	676	676
Formerra, LLC	First lien senior secured delayed draw term loan	211	—
Formerra, LLC	First lien senior secured revolving loan	526	—
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	191	19,678

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2022	December 31, 2021
Fortis Solutions Group, LLC	First lien senior secured revolving loan	5,848	6,747
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	31,894	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,182	3,182
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	791	791
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	2,789
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	7,600	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,506	1,673
Global Music Rights, LLC	First lien senior secured revolving loan	7,500	7,500
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	870	870
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	88	881
Granicus, Inc.	First lien senior secured delayed draw term loan	—	136
Granicus, Inc.	First lien senior secured revolving loan	107	161
Grayshift, LLC	First lien senior secured revolving loan	2,419	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	—	5,081
Guidehouse Inc.	First lien senior secured revolving loan	—	7,018
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	86	96
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	9,811	20,239
Hissho Sushi Merger Sub LLC	First lien senior secured revolving loan	6,996	—
Hyperion Refinance S.a.r.l (dba Howden Group)	First lien senior secured delayed draw term loan	92,823	—
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	732	—
Ideal Image Development, LLC	First lien senior secured revolving loan	915	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	2,168	1,806
IMO Investor Holdings, Inc.	First lien senior secured delayed draw term loan	4,963	—
IMO Investor Holdings, Inc.	First lien senior secured revolving loan	2,010	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	31,750	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	10,583	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	—	14,861
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	—	29

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2022	December 31, 2021
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	83	80
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	18,414	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	8,048	—
Intelerad Medical Systems Inc.	First lien senior secured revolving loan	1	401
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	1,739	—
Kaseya Inc.	First lien senior secured delayed draw term loan	4,342	—
Kaseya Inc.	First lien senior secured revolving loan	4,342	—
KBP Brands, LLC	First lien senior secured delayed draw term loan	743	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	—	4,372
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	16,625	—
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	3,415	3,073
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured delayed draw term loan	8,748	—
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	9,559	9,559
Lignetics Investment Corp.	First lien senior secured revolving loan	4,588	9,559
ManTech International Corporation	First lien senior secured delayed draw term loan	3,360	—
ManTech International Corporation	First lien senior secured revolving loan	1,806	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	28,401	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	8,038	—
Medline Borrower, LP	First lien senior secured revolving loan	2,020	2,020
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	—	2,264
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,071	3,571
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,765	1,765
Ministry Brands Holdings, LLC.	First lien senior secured delayed draw term loan	15,819	15,819
Ministry Brands Holdings, LLC.	First lien senior secured revolving loan	2,373	4,746
Mitnick Corporate Purchaser, Inc.	First lien senior secured revolving loan	8,713	—
Natural Partners, LLC	First lien senior secured revolving loan	5,063	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	1,039	1,375
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2022	December 31, 2021
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	3,521	8,803
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	4,401	4,401
OAC Holdings I Corp. (dba Omega Holdings)	First lien senior secured revolving loan	1,139	—
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	5,222	7,140
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	8,469	8,469
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3,302	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	17,906	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	70	88
Pediatric Associates Holding Company, LLC	First lien senior secured delayed draw term loan	1,776	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	—	3,627
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	8,891	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	2,570	2,570
Ping Identity Holding Corp.	First lien senior secured revolving loan	2,182	—
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured delayed draw term loan	28,553	—
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured revolving loan	12,237	—
Pluralsight, LLC	First lien senior secured revolving loan	196	392
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	8,653	—
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	19,248	—
QAD Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	236	455
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	—	11
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	—	10,667
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	—	92
Relativity ODA LLC	First lien senior secured revolving loan	435	435
Sailpoint Technologies Holdings, Inc.	First lien senior secured revolving loan	5,718	—
Securonix, Inc.	First lien senior secured revolving loan	5,339	—
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	16,049	—
Smarsh Inc.	First lien senior secured delayed draw term loan	10,381	—

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2022	December 31, 2021
Smarsh Inc.	First lien senior secured revolving loan	5,190	—
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	315	1,052
Southern Air & Heat Holdings, LLC	First lien senior secured revolving loan	203	282
Sovos Compliance, LLC	First lien senior secured delayed draw term loan	—	1,104
Spotless Brands, LLC	First lien senior secured revolving loan	1,461	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	3,626	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	13,947	—
Tahoe Finco, LLC	First lien senior secured revolving loan	6,279	6,279
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	4,388	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,768	—
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured delayed draw term loan	10,317	10,317
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	4,746	5,159
The NPD Group, L.P.	First lien senior secured revolving loan	12,555	—
The Shade Store, LLC	First lien senior secured revolving loan	4,909	6,818
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	470	714
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	1,306	2,041
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	10,000	—
Troon Golf, L.L.C.	First lien senior secured revolving loan	7,207	7,207
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	1,475	950
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	3,045	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	8,120	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	1,078
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	113	142
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
Zendesk, Inc.	First lien senior secured delayed draw term loan	30,080	—
Zendesk, Inc.	First lien senior secured revolving loan	12,386	—
Total Unfunded Portfolio Company Commitments		$1,067,317	$422,808

As of December 31, 2022, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $1.7 million for the period from April 22, 2020 (Inception) to December 31, 2022, of which $1.7 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered. The Adviser is responsible for the payment of the Company’s organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by the Company.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2022, management was not aware of any pending or threatened litigation.

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
The following table summarizes transactions with respect to shares of the Company’s common stock during the years ended December 31, 2022, 2021, and 2020:

	For the Year Ended December 31, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	138,716,357	$1,281,798	29,988,942	$275,634	238,170,125	$2,182,504	406,875,424	$3,739,936
Shares/gross proceeds from the private placements	—	—	—	—	14,129,039	129,327	14,129,039	129,327
Reinvestment of distributions	3,532,070	32,022	1,200,084	10,905	6,299,574	57,235	11,031,728	100,162
Repurchased shares	(5,997,912)	(54,182)	(846,059)	(7,645)	(15,890,220)	(143,936)	(22,734,191)	(205,762)
Total shares/gross proceeds	136,250,515	1,259,638	30,342,967	278,895	242,708,518	2,225,130	409,302,000	3,763,664
Sales load	—	(11,111)	—	(481)	—	—	—	(11,592)
Total shares/net proceeds	136,250,515	$1,248,527	30,342,967	$278,413	242,708,518	$2,225,130	409,302,000	$3,752,071

	For the Year Ended December 31, 2021
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	60,515,400	$568,479	18,426,554	$171,456	88,545,531	$823,758	167,487,485	$1,563,693
Shares/gross proceeds from the private placements	—	—	—	—	—	—	—	—
Reinvestment of distributions	201,649	1,877	137,104	1,274	418,652	3,897	757,405	7,048
Repurchased shares	(16,129)	(150)	(11,327)	(106)	(161,083)	(1,504)	(188,539)	(1,760)
Total shares/gross proceeds	60,700,920	570,206	18,552,331	172,624	88,803,100	826,151	168,056,351	1,568,981
Sales load	—	(5,223)	—	(118)	—	—	—	(5,341)
Total shares/net proceeds	60,700,920	$564,983	18,552,331	$172,506	88,803,100	$826,151	168,056,351	$1,563,640

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued

	For the Year Ended December 31, 2020 (1)
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	—	$—	—	$—	1,300,100	$13,001	1,300,100	$13,001
Shares/gross proceeds from the private placements	—	—	—	—	—	—	—	—
Reinvestment of distributions	—	—	—	—	—	—	—	—
Repurchased shares	—	—	—	—	—	—	—	—
Total shares/gross proceeds	—	—	—	—	1,300,100	13,001	1,300,100	13,001
Sales load	—	—	—	—	—	—	—	—
Total shares/net proceeds	—	$—	—	$—	1,300,100	$13,001	1,300,100	$13,001

(1)The Company commenced operations on November 10, 2020.

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

The changes to the Company's offering price per share since the commencement of the Company's initial continuous public offering and associated effective dates of such changes were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.32	$9.58
April 1, 2021	$9.26	$0.32	$9.58
May 1, 2021	$9.26	$0.32	$9.58
June 1, 2021	$9.28	$0.32	$9.60
July 1, 2021	$9.30	$0.33	$9.63
August 1, 2021	$9.30	$0.33	$9.63
September 1, 2021	$9.30	$0.33	$9.63
October 1, 2021	$9.31	$0.33	$9.64
November 1, 2021	$9.32	$0.33	$9.65
December 1, 2021	$9.31	$0.33	$9.64
January 1, 2022	$9.33	$0.33	$9.66
February 1, 2022	$9.33	$0.33	$9.66
March 1, 2022	$9.27	$0.32	$9.59
April 1, 2022	$9.24	$0.32	$9.56
May 1, 2022	$9.23	$0.32	$9.55
June 1, 2022	$9.02	$0.32	$9.34
July 1, 2022	$8.84	$0.31	$9.15

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
August 1, 2022	$9.02	$0.32	$9.34
September 1, 2022	$9.09	$0.32	$9.41
October 1, 2022	$8.99	$0.31	$9.30
November 1, 2022	$9.00	$0.32	$9.32
December 1, 2022	$9.05	$0.32	$9.37

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.14	$9.40
April 1, 2021	$9.26	$0.14	$9.40
May 1, 2021	$9.25	$0.14	$9.39
June 1, 2021	$9.27	$0.14	$9.41
July 1, 2021	$9.29	$0.14	$9.43
August 1, 2021	$9.29	$0.14	$9.43
September 1, 2021	$9.29	$0.14	$9.43
October 1, 2021	$9.31	$0.14	$9.45
November 1, 2021	$9.32	$0.14	$9.46
December 1, 2021	$9.31	$0.14	$9.45
January 1, 2022	$9.34	$0.14	$9.48
February 1, 2022	$9.33	$0.14	$9.47
March 1, 2022	$9.27	$0.14	$9.41
April 1, 2022	$9.25	$0.14	$9.39
May 1, 2022	$9.24	$0.14	$9.38
June 1, 2022	$9.04	$0.14	$9.18
July 1, 2022	$8.86	$0.13	$8.99
August 1, 2022	$9.04	$0.14	$9.18
September 1, 2022	$9.09	$0.14	$9.23
October 1, 2022	$9.00	$0.14	$9.14
November 1, 2022	$9.01	$0.14	$9.15
December 1, 2022	$9.05	$0.14	$9.19

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
Initial Offering Price	$10.00	$—	$10.00
March 1, 2021	$9.26	$—	$9.26
April 1, 2021	$9.26	$—	$9.26
May 1, 2021	$9.26	$—	$9.26
June 1, 2021	$9.28	$—	$9.28
July 1, 2021	$9.30	$—	$9.30

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
August 1, 2021	$9.30	$—	$9.30
September 1, 2021	$9.30	$—	$9.30
October 1, 2021	$9.32	$—	$9.32
November 1, 2021	$9.32	$—	$9.32
December 1, 2021	$9.31	$—	$9.31
January 1, 2022	$9.34	$—	$9.34
February 1, 2022	$9.34	$—	$9.34
March 1, 2022	$9.28	$—	$9.28
April 1, 2022	$9.26	$—	$9.26
May 1, 2022	$9.25	$—	$9.25
June 1, 2022	$9.05	$—	$9.05
July 1, 2022	$8.88	$—	$8.88
August 1, 2022	$9.06	$—	$9.06
September 1, 2022	$9.11	$—	$9.11
October 1, 2022	$9.01	$—	$9.01
November 1, 2022	$9.02	$—	$9.02
December 1, 2022	$9.07	$—	$9.07

Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were recorded during the year ended December 31, 2022:

Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 2, 2021	January 31, 2022	February 23, 2022	$0.05580	$3,798	$1,094	$6,347
November 2, 2021	February 28, 2022	March 24, 2022	0.05580	4,593	1,367	7,312
November 2, 2021	March 31, 2022	April 25, 2022	0.05580	5,334	1,673	8,860
February 23, 2022	April 30, 2022	May 24, 2022	0.05580	6,147	1,767	10,893
February 23, 2022	May 31, 2022	June 23, 2022	0.05580	6,896	2,003	12,307
February 23, 2022	June 30, 2022	July 26, 2022	0.05580	7,613	2,110	13,541
May 3, 2022	July 31, 2022	August 24, 2022	0.06038	8,877	2,445	15,923
May 3, 2022	August 31, 2022	September 26, 2022	0.06038	9,247	2,505	16,982
May 3, 2022	September 30, 2022	October 26, 2022	0.06643	10,779	2,902	19,803
October 23, 2022	October 31, 2022	November 28, 2022	0.06643	11,169	3,007	20,728
November 22, 2022	November 30, 2022	December 23, 2022	0.06643	11,567	3,113	21,596
December 5, 2022	December 31, 2022	January 26, 2023	0.06643	11,774	3,153	22,109
		Total	$0.72128	$97,794	$27,139	$176,401

(1)Distributions per share are gross of shareholder servicing fees.

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued

The following table presents cash distributions per share that were recorded during the year ended December 31, 2021:

Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
February 23, 2021	March 31, 2021	April 28, 2021	0.05146	—	16	194
February 23, 2021	April 30, 2021	May 27, 2021	0.05146	33	54	418
February 23, 2021	May 31, 2021	June 24, 2021	0.05146	91	101	558
February 23, 2021	June 30, 2021	July 27, 2021	0.05146	129	168	839
May 5, 2021	July 31, 2021	August 23, 2021	0.05146	294	222	1,116
May 5, 2021	August 31, 2021	September 27, 2021	0.05146	432	270	1,648
May 5, 2021	September 30, 2021	October 25, 2021	0.05146	789	354	2,209
August 3, 2021	October 31, 2021	November 22, 2021	0.05291	1,379	707	3,125
August 3, 2021	November 30, 2021	December 22, 2021	0.05435	2,060	867	3,997
August 3, 2021	December 31, 2021	January 27, 2022	0.05580	2,979	999	5,027
		Total	$0.52328	$8,186	$3,758	$19,131

(1)Distributions per share are gross of shareholder servicing fees.

On December 5, 2022, the Company’s Board declared a distribution of (i) $0.06643 per share, payable on or before January 31, 2023 to shareholders of record as of December 31, 2022, and (ii) $0.06765 per share, payable on or before February 28, 2023 to shareholders of record as of January 31, 2023. The Company’s Board also declared a special distribution to the Company’s shareholders. This special distribution is in addition to those distributions previously declared and announced. This additional distribution, in the amount of $0.02 per share, will be payable on or before February 28, 2023 to shareholders of record as of January 31, 2023.

The Company has adopted a distribution reinvestment plan pursuant to which shareholders (except for residents of Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Oklahoma, Oregon, Vermont and Washington and clients of participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of the Company’s same class of common stock to which the distribution relates unless they elect to receive their distributions in cash. The Company expects to use newly issued shares to implement the distribution reinvestment plan. The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from the Adviser, which is subject to recoupment. In no event, however, will funds be advanced or borrowed for the purpose of distributions, if the amount of such distributions would exceed the Company’s accrued and received revenues for the previous four quarters, less paid and accrued operating expenses with respect to such revenues and costs. Through December 31, 2022, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all. Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the years ended December 31, 2022, 2021, and 2020:

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued

	For The Years Ended December 31, 2022
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.72128	$301,334	100.0%
Total	$0.72128	$301,334	100.0%

(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to Note 11 "Financial Highlights" for amounts by share class.

	For the Years Ended December 31, 2021
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.49683	$31,075	100.0%
Total	$0.49683	$31,075	100.0%

(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to Note 11 "Financial Highlights" for amounts by share class.

	For the Years Ended December 31, 2020 (3)
Source of Distribution(2)	Per Share(1)	Amount (4)	Percentage
($ in thousands, except per share amounts)
Net investment income	$—	$—	100.0%
Total	$—	$—	100.0%

(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to Note 11 "Financial Highlights" for amounts by share class.
(3)The Company commenced operations on November 10, 2020.
(4)There were no distributions for the year ended 2020.

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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
August 25, 2021	D	September 30, 2021	$55	$9.31	5,933
August 25, 2021	I	September 30, 2021	$291	$9.32	31,255
November 26, 2021	S	December 30, 2021	$150	$9.33	16,129
November 26, 2021	D	December 30, 2021	$51	$9.34	5,394

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
November 26, 2021	I	December 30, 2021	$1,213	$9.34	129,828
February 25, 2022	S	March 31, 2022	$6,001	$9.24	649,420
February 25, 2022	D	March 31, 2022	$304	$9.25	32,853
February 25, 2022	I	March 31, 2022	$16,978	$9.26	1,833,520
May 25, 2022	S	June 30, 2022	$8,365	$8.84	946,284
May 25, 2022	D	June 30, 2022	$1,110	$8.86	125,276
May 25, 2022	I	June 30, 2022	$18,414	$8.88	2,073,617
August 25, 2022	S	September 30, 2022	$8,769	$8.99	975,399
August 25, 2022	D	September 30, 2022	$1,132	$9.00	125,759
August 25, 2022	I	September 30, 2022	$33,853	$9.01	3,757,292
November 28, 2022	S	December 31, 2022	$31,047	$9.06	3,426,809
November 28, 2022	D	December 31, 2022	$5,098	$9.07	562,171
November 28, 2022	I	December 31, 2022	$74,691	$9.08	8,225,791
Note 9. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per common share for the year ended December 31, 2022, 2021, and 2020:

	Years Ended December 31,
	2022			2021			2020 (1)
($ in thousands, except per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Increase (decrease) in net assets resulting from operations	$67,729	$18,672	$131,888	$9,605	$4,412	$21,873	$—	$—	$(728)
Weighted average shares of common stock outstanding—basic and diluted	149,191,401	38,303,974	239,914,771	14,469,872	6,090,894	30,150,794	—	—	1,030,869
Earnings (loss) per common share— basic and diluted	$0.45	$0.49	$0.55	$0.66	$0.72	$0.73	$—	$—	$(0.71)

(1)The Company commenced operations on November 10, 2020. There was no Class S or Class D shares of common stock outstanding as of December 31, 2020.
(2)Distributions per share are gross of shareholder servicing fees.

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued

The following reconciles the increase (decrease) in net assets resulting from operations for the fiscal years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
($ in thousands)	2022 (1)	2021	2020 (2)
Increase (decrease) in net assets resulting from operations	$218,289	$35,890	$(728)
Adjustments:
Net unrealized (gain) loss on investments	116,185	(3,564)	2
Deferred organization costs	(29)	244	192
Net operating losses	—	—	534
Other book-tax differences	(22,612)	(709)	—
Taxable Income	$311,833	$31,861	$—

(1)Tax information for the fiscal year ended December 31, 2022 is estimated and is not considered final until the Company files its tax return.
(2)The Company commenced operations on November 10, 2020.

For the year ended December 31, 2022

Total distributions declared during the year ended December 31, 2022 of $301.3 million were derived from ordinary income, determined on a tax basis. For the calendar year ended December 31, 2022 the Company had $10.5 million of undistributed ordinary income, $0.7 million of undistributed capital gains, as well as $89.6 million of net unrealized losses on investments and $0.1 million of other temporary differences. For the year ended December 31, 2022, 89.7% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

During the year ended December 31, 2022, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. These permanent differences of $104 thousand were principally related to U.S. federal income tax, including excise taxes.

As of December 31, 2022, the net estimated unrealized gain for U.S. federal income tax purposes was $109.1 million based on a tax cost basis of $10.8 billion. As of December 31, 2022, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $158.9 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $49.8 million.

For the year ended December 31, 2021

Total distributions declared during the year ended December 31, 2021 of $31.1 million were derived from ordinary income, determined on a tax basis. For the calendar year ended December 31, 2021 the Company had $0.8 million of undistributed ordinary income, as well as $4.8 million of net unrealized gains on investments and $(1.0) million of other temporary differences. For the year ended December 31, 2021, 92.3% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
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

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the year ended December 31, 2022, 2021, 2020:

	For the Years Ended December 31,
	2022			2021			2020(8)
($ in thousands, except share and per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock(7)	Class D common stock(7)	Class I common stock	Class S common stock(7)	Class D common stock(7)	Class I common stock
Per share data:
Net asset value, at beginning of period	$9.33	$9.33	$9.34	$9.26	$9.26	$9.44	$—	$—	$10.00
Results of operations:
Net investment income (loss)(1)	0.76	0.81	0.84	0.59	0.64	0.63	—	—	(0.71)
Net realized and unrealized gain (loss)(2)	(0.31)	(0.35)	(0.38)	(0.06)	(0.06)	(0.22)	—	—	0.15
Net increase (decrease) in net assets resulting from operations	$0.45	$0.46	$0.46	$0.53	$0.58	$0.41	$—	$—	$(0.56)
Shareholder distributions:
Distributions from net investment income(3)	(0.72)	(0.72)	(0.72)	(0.46)	(0.51)	(0.51)	—	—	—
Distributions from realized gains(3)	—	—	—	—	—	—	—	—	—
Distributions in excess of net investment income(3)	—	—	—	—	—	—	—	—	—
Net decrease in net assets from shareholders' distributions	$(0.72)	$(0.72)	$(0.72)	$(0.46)	$(0.51)	$(0.51)	$—	$—	$—
Total increase (decrease) in net assets	(0.27)	(0.26)	(0.26)	0.07	0.07	(0.10)	—	—	(0.56)
Net asset value, at end of period	$9.06	$9.07	$9.08	$9.33	$9.33	$9.34	$—	$—	$9.44

Total return(4)	4.2%	4.9%	5.2%	5.1%	6.1%	4.3%	—%	—%	(5.6)%

Ratios
Ratio of net expenses to average net assets(5)(6)	9.8%	8.7%	8.4%	7.0%	7.2%	6.6%	—%	—%	6.5%
Ratio of net investments income to average net assets(6)	9.0%	9.4%	9.9%	6.1%	6.8%	6.6%	—%	—%	(5.9)%
Portfolio turnover rate	11.3%	11.3%	11.3%	35.8%	35.8%	35.8%	—%	—%	3.7%

Supplemental Data
Weighted-average shares outstanding	149,191,401	38,303,974	239,914,771	14,469,872	6,090,894	30,150,794	—	—	1,030,869

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued

	For the Years Ended December 31,
	2022			2021			2020(8)
($ in thousands, except share and per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock(7)	Class D common stock(7)	Class I common stock	Class S common stock(7)	Class D common stock(7)	Class I common stock
Shares outstanding, end of period	196,951,435	48,895,298	332,811,718	60,700,920	18,552,331	90,103,200	—	—	1,300,100
Net assets, end of period	$1,784,126	$443,244	$3,022,383	$566,395	$173,161	$841,172	$—	$—	$12,273

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
(5)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the year ended December 31, 2022, the total operating expenses to average net assets were 1.4%, 0.7% and 0.4%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. For the year ended December 31, 2021, the total operating expenses to average net assets were 9.8%, 8.7% and 8.4%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. Past performance is not a guarantee of future results.
(6)The ratio reflects an annualized amount, except in the case of non-recurring expenses (e.g., initial organization expenses) and offering expenses.
(7)Class S common stock shares were first issued on April 1, 2021. Class D common stock shares were first issued on March 1, 2021.
(8)The Company commenced operations on November 10, 2020. There were no Class S or Class D shares of common stock outstanding as of December 31, 2020.

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

Equity Raise

As of March 10, 2023, the Company has issued 210,141,331 shares of its Class S common stock, 50,350,629 shares of its Class D common stock, and 366,685,080 shares of its Class I common stock and has raised total gross proceeds of $1,951.0 million, $464.8 million, and $3,372.9 million, respectively, including seed capital of $1,000 contributed by its Adviser in September 2020 and approximately $25.0 million in gross proceeds raised from Feeder FIC Equity.

Dividend

On February 10, 2023, the Company's Board declared a distribution of (i) $0.06765 per share, payable on or before March 31, 2023 to shareholders of record as of February 28, 2023, (ii) $0.06765 per share, payable on or before April 30, 2023 to shareholders of record as of March 31, 2023, and (iii) $0.06765 per share, payable on or before May 31, 2023 to shareholders of record as of April 30, 2023.

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
On February 10, 2023, the Company's Board also declared a special distribution to shareholders. This special distribution is in addition to those distributions previously declared and announced. This additional distribution, in the amount of $0.02 per share, will be payable on or before May 31, 2023 to shareholders of record as of April 30, 2023.

On March 7, 2023 our Adviser terminated the Expense Support Agreement. However, the Company's obligation to make Reimbursement Payments, subject to the conditions above, survives the termination of the Expense Support Agreement.

On March 9, 2023, Core Income Funding V LLC (“Core Income Funding V”), a Delaware limited liability company and the Company's newly formed subsidiary entered into a loan and security agreement (the “SPV Asset Facility V”), with Core Income Funding V, as borrower, the Company, as equityholder and service provider, the lenders from time to time parties thereto, Wells Fargo Bank, National Association, as Administrative Agent, State Street Bank and Trust Company, as collateral agent, and Alter Domus (US) LLC as collateral custodian.

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

(b)Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control --Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control --Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(c)Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors

As of December 31, 2022 our Board consisted of six members. The Board is divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I directors will expire at the 2024 annual meeting of shareholders; the terms of our Class II directors will expire at the 2025 annual meeting of shareholders; and the terms of our Class III directors will expire at the 2023 annual meeting of shareholders.

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

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Independent Directors
Christopher M. Temple, 55	Director	President of DelTex Capital LLC	Class I Director since 2020; Term expires in 2024	7	ORCC II ORCC III ORTF ORCIC ORTF II ORTIC Plains All America Pipeline Company
Melissa Weiler, 58	Director	Private Investor Managing Director and member of the Management Committee of Crescent Capital Group (through 2020)	Class I Director since 2021, Term expires in 2024	7	ORCC ORCC II ORCC III ORTF ORTF II ORTIC Jefferies Financial Group, Inc.

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Edward D'Alelio, 70	Chairman of the Board, Director	Retired	Class II Director since 2020; Term expires in 2025	7	ORCC ORCC II ORCC III ORTF ORTIC ORTF II Blackstone/GSO Long Short Credit Fund Blackstone/GSO Sen. Flt Rate Fund
Eric Kaye, 59	Director	Founder of Kayezen, LLC (formerly ARQ^EX Fitness Systems)	Class III Director since 2020; Term expires in 2023	7	ORCC ORCC II ORCC III ORTF ORTF II ORTIC
Victor Woolridge, 66	Director	Managing Director of Barings Real Estate Advisers, LLC	Class III Director since 2021; Term expires in 2023	7	ORCC ORCC II ORCC III ORTF ORTIC ORTF II

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Interested Directors(4)
Craig W. Packer, 56	Chief Executive Officer, President and Director	Co-Founder of Owl Rock Capital Partners Co-Founder and Senior Managing Director of Blue Owl Co-Chief Investment Officer of each of the Owl Rock Advisers President and Chief Executive Officer of the Company, ORCC, ORCC II, ORCC III, ORTF, ORTF II and ORTIC (the "Owl Rock BDCs")	Class II Director since 2020; Term expires in 2025	7	ORCC ORCC II ORCC III ORTF ORTIC ORTF II Blue Owl Capital Inc. ("Blue Owl")

(1)The address for each director is c/o Owl Rock Core Income Corp., 399 Park Avenue, 37th Floor, New York, New York 10022.
(2)Directors serve for three-year terms until the next annual meeting of shareholders and until their successors are duly elected and qualified.
(3)The term “Fund Complex” refers to the Owl Rock BDCs. Directors and officers who oversee the funds in the Fund Complex are noted.
(4)“Interested person" of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940 (the "1940 Act"). Mr. Packer is an "interested person" because of his affiliation with the Adviser.

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

Mr. D’Alelio was formerly a Managing Director and CIO for Fixed Income at Putnam Investments, Boston, where he served from 1989 until he retired in 2002. While at Putnam, he served on the Investment Policy Committee, which was responsible for oversight of all investments. He also sat on various Committees including attribution and portfolio performance. Prior to joining Putnam, he was a portfolio manager at Keystone Investments and prior to that, he was an Investment Analyst at The Hartford Ins. Co. Since 2002, Mr. D’Alelio has served as an Executive in Residence at the University of Mass., Boston — School of Management. He also is chair of the investment committee of the UMass Foundation. He serves on the Advisory Committees of Ceres Farms. Since September 2009, he has served as director of Vermont Farmstead Cheese. Since January 2008 he has served on the boards of directors of Blackstone/GSO Long Short Credit Fund & Blackstone/GSO Sen. Flt Rate Fund. Since March 2016 and November 2016, he has served on the boards of directors of ORCC and ORCC II, respectively, since August 2018 he has served on the board of directors of ORTF, since September 2020 and February 2020 he has served on the boards of directors of the Company and ORCC III, respectively and since August 2021 and November 2021 he has served on the boards of directors of ORTIC and ORTF II, respectively. Mr. D’Alelio’s previous corporate board assignments include Archibald Candy, Doane Pet Care and Trump Entertainment Resorts and UMass Memorial Hospital. Mr. D’Alelio is a graduate of the Univ. of Mass Boston and has an M.B.A. from Boston University.

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

Mr. Woolridge was formerly a Managing Director of Barings Real Estate Advisers, LLC (“Barings”), the real estate investment unit of Barings LLC, a global asset management firm. Mr. Woolridge more recently served as Head of the U.S. Capital Markets for Equity Real Estate Funds at Barings. Mr. Woolridge previously served as Vice President and Managing Director and Head of Debt Capital Markets – Equities of Cornerstone Real Estate Advisers LLC (prior to its rebranding under the Barings name) (“Cornerstone”) from January 2013 to September 2016 and as Vice President Special Servicing from January 2010 to January 2013. Prior to joining Cornerstone, Mr. Woolridge served as a Managing Director of Babson Capital Management LLC (“Babson”) from January 2000 to January 2010. Prior to joining Babson, Mr. Woolridge served as Director of Loan Originations and Assistant Regional Director of

MassMutual Financial Group from September 1982 to January 2000. Since 2009, Mr. Woolridge has served on the University of Massachusetts (UMass) Board of Trustees and has previously served as Chairman of the Board and as Chairman of the Board’s Committee on Administration and Finance. Mr. Woolridge has also served on the UMass Foundation’s investment committee and as trustee for University of Massachusetts Global since 2021. Since 2022, Mr. Woolridge has served as a director of Trumbull Property Income Fund and Fallon Health. Mr. Woolridge previously served on the Board of Trustees of Baystate Health from 2005 to 2016, which included service as Chairman of the Board and on the Board’s compensation, finance, governance and strategy committees. Mr. Woolridge holds a B.S. from the University of Massachusetts at Amherst and is a Certified Commercial Investment Member. Mr. Woolridge joined the boards of directors of the Company, ORCC, ORCC II, ORTF, ORTIC, and ORTF II in November 2021.

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

We believe Mr. Packer’s depth of experience in corporate finance, capital markets and financial services gives the board of directors valuable industry-specific knowledge and expertise on these and other matters, and his history with us and the Adviser, provide an important skill set and knowledge base to the Board.

Meetings and Attendance

The Board met seventeen times during 2022 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2022.

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

We are subject to a number of risks, including investment, compliance, operational and valuation risks, among others. Risk oversight forms part of the Board’s general oversight of the Company and is addressed as part of various Board and committee activities. Day-to-day risk management functions are subsumed within the responsibilities of the Adviser and other service providers (depending on the nature of the risk), which carry out our investment management and business affairs. The Adviser and other service providers employ a variety of processes, procedures and controls to identify various events or circumstances that give rise to risks, to lessen the probability of their occurrence and to mitigate the effects of such events or circumstances if they do occur. Each of the Adviser and other service providers has their own independent interest in risk management, and their policies and methods of risk management will depend on their functions and business models. The Board recognizes that it is not possible to identify all of the risks that may affect the Company or to develop processes and controls to eliminate or mitigate their occurrence or effects. As part of its regular oversight of the Company, the Board interacts with and reviews reports from, among others, the Adviser, our chief compliance officer, our independent registered public accounting firm and counsel, as appropriate, regarding risks faced by the Company and applicable risk controls. The Board may, at any time and in its discretion, change the manner in which it conducts risk oversight.

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

Committees of the Board

The Board has an Audit Committee and a Nominating and Corporate Governance Committee, and may form additional committees in the future. A brief description of each committee is included in this Form 10-K and the charters of the Audit and Nominating and Corporate Governance Committees can be accessed on the Company’s website at www.orcic.com.

As of the date of this Form 10-K, the members of each of the Board’s committees were as follows (the names of the respective committee chairperson are bolded):

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

(e)pre-approves all audit and non-audit services provided to us and certain other persons by such independent registered public accounting firm; and

(f)acts as a liaison between our independent registered public accounting firm and the Board.

The Audit Committee had eight formal meetings in 2022.

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

The Nominating and Corporate Governance Committee had four formal meetings in 2022.

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

In evaluating director nominees, the Nominating and Corporate Governance Committee considers, among others, the following factors:

•whether the individual possesses high standards of character and integrity, relevant experience, a willingness to ask hard questions and the ability to work well with others;

•whether the individual is free of conflicts of interest that would violate applicable law or regulation or interfere with the proper performance of the responsibilities of a director;

•whether the individual is willing and able to devote sufficient time to the affairs of the Company and be diligent in fulfilling the responsibilities of a director and Board Committee member;

•whether the individual has the capacity and desire to represent the balanced, best interests of the shareholder as a whole and not a special interest group or constituency; and

•whether the individual possesses the skills, experiences (such as current business experience or other such current involvement in public service, academia or scientific communities), particular areas of expertise, particular backgrounds, and other characteristics that will help ensure the effectiveness of the Board and Board committees.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to such persons were timely filed.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. Our Code of Business Conduct and Ethics can be accessed on our website at www.orcic.com.

There have been no material changes to our corporate code of ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer. If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct and Ethics, we will promptly disclose the nature of the amendment or waiver on our website at www.orcic.com as well as file a Form 8 K with the Securities and Exchange Commission.

Information about Executive Officers Who Are Not Directors
The following sets forth certain information regarding the executive officers of the Company who are not directors of the Company.

Name	Age	Position	Officer Since
Karen Hager	50	Chief Compliance Officer	2020
Bryan Cole	38	Chief Financial Officer and Chief Operating Officer	2020
Neena Reddy	45	Vice President and Secretary	2020
Matthew Swatt	34	Co-Chief Accounting Officer, Co-Controller, and Co-Treasurer	2021
Shari Withem	40	Co-Chief Accounting Officer, Co-Controller, and Co-Treasurer	2021
Jennifer McMillion	45	Co-Chief Accounting Officer, Co- Controller, and Co-Treasurer	2022
Alan Kirshebaum	52	Executive Vice President	2021
Jonathan Lamm	48	Vice President	2021

The address for each of our executive officers is c/o Owl Rock Core Income Corp., 399 Park Avenue, New York, New York 10022.

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

Mr. Cole is a Managing Director of Blue Owl and serves as the Chief Operating Officer and Chief Financial Officer of the Company, ORCC II, ORCC III and ORTIC, and as the Chief Accounting Officer and Controller of ORCC, ORTF and ORTF II. Prior to joining Owl Rock in January 2016, Mr. Cole was Assistant Controller of Business Development Corporation of America, a non-traded business development company, where he was responsible for overseeing the finance, accounting, financial reporting, operations and internal controls functions. Preceding that role, Mr. Cole worked within the Financial Services—Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Cole received a B.S. in Accounting from Fordham University and is a licensed Certified Public Accountant in New York.

Ms. Reddy is a Managing Director, the General Counsel and the Secretary of Blue Owl Capital Inc., Chief Legal Officer of all of Blue Owl’s registered investment advisers, including the Owl Rock Advisers and a member of the firm’s Executive Committee and Operating Committee. Ms. Reddy also serves as Vice President and Secretary of each of the Owl Rock BDCs. Prior to joining Owl Rock from June 2020 to April 2019, Ms. Reddy was associate general counsel at Goldman Sachs & Co LLC, dedicated to Goldman Sachs Asset Management L.P., where she was responsible for GSAM managed direct alternative products, including private credit. Prior to GSAM, Ms. Reddy practiced as a corporate attorney at Boies Schiller & Flexner LLP and at Debevoise & Plimpton LLP. Prior to becoming an attorney, Ms. Reddy was a financial analyst in the private wealth division at Goldman, Sachs & Co. Ms. Reddy received a B.A. in English, magna cum laude, from Georgetown University and a J.D. from New York University School of Law.

Mr. Swatt is a Managing Director of Blue Owl and also serves as the Co-Chief Accounting Officer of the Company, ORCC II, ORCC III and ORTIC, and as the Co-Treasurer and Co-Controller of each of the Owl Rock BDCs. Prior to joining Owl Rock in May 2016, Mr. Swatt was an Assistant Controller at Guggenheim Partners in their Private Credit group, where he was responsible for the finance, accounting, and financial reporting functions. Preceding that role, Mr. Swatt worked within the Financial Services -- Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Swatt received a B.S. in Accounting from the University of Maryland and is a licensed Certified Public Accountant in New York.

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

Ms. McMillion is a Managing Director of Blue Owl and also serves as the Co-Chief Accounting officer of ORCC II, ORCC III, the Company and ORTIC and as the Co-Treasurer and Co-Controller of each of the Owl Rock BDCs. Before joining Blue Owl, Ms. McMillon led the accounting department of Tiptree Inc. (TIPT), a national capital holding company, as the Vice President of
Technical Accounting and External Reporting from 2017-2022. She was responsible for financial reporting, valuation/purchase accounting, and numerous internal control functions. From 2013-2017, Ms. McMillon served as the Regional Accounting & Reporting
Director, Americas of Koch Industries/Georgia Pacific, from 2009-2013 she served as an Accounting Manager at Oaktree Capital and
Centerbridge Partners, and prior to that Ms. McMillon worked in public accounting for nearly ten years, spending most of this tenure at PricewaterhouseCoopers. Ms. McMillon earned her B.S. in Accounting from Florida State University and is a licensed Certified
Public Accountant in New York.

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

Portfolio Managers

The management of our investment portfolio is the responsibility of the Adviser and the Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team, is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and the Investment Committee. The Investment Team, under the Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. The Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be made) and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Investment Committee. Follow-on investments in existing portfolio companies may require the Investment Committee’s approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Investment Committee. The compensation packages of certain Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.

None of the Adviser’s investment professionals receive any direct compensation from us in connection with the management of our portfolio. Certain members of the Investment Committee, through their financial interests in the Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement.

The Investment Team performs a similar role for ORCC, ORCC II and ORCC III and certain members of the Investment Team also perform a similar role for ORTF, ORTF II and ORTIC, from which the Adviser and its affiliates may receive incentive fees. See “ITEM 1. BUSINESS – Affiliated Transactions” for a description of the Owl Rock Advisers’ allocation policy governing allocations of investments among us and other investment vehicles with similar or overlapping strategies, as well as a description of certain other relationships between us and the Adviser. See “ITEM 1A. RISK FACTORS — Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us" for a discussion of potential conflicts of interests.

The members of the Investment Committee function as portfolio managers with the most significant responsibility for the day-to-day management of our portfolio. The Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged and Jeff Walwyn Information regarding the Investment Committee, is as follows:

Name	Year of Birth
Douglas I. Ostrover	1962
Marc S. Lipschultz	1969
Craig W. Packer	1966
Alexis Maged	1965
Jeff Walwyn	1979

In addition to managing our investments, as of December 31, 2022, Messrs. Ostrover, Packer, Lipschultz, Maged, and Walwyn, our portfolio managers, also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Owl Rock Capital Corporation	Business development company	U.S. middle market lending	$2,326.1
Owl Rock Capital Corporation II	Business development company	U.S. middle market lending	$3,552.7
Owl Rock Capital Corporation III	Business development company	U.S. middle market lending	$6,663.4
Owl Rock Technology Finance Corp.	Business development company	U.S. middle market technology related lending	$11,036.4
Owl Rock Technology Finance Corp. II	Business development company	U.S. middle market technology related lending	$2,513.8
Owl Rock Technology Income Corp.	Business development company	U.S. middle market technology related lending	$2,043.6

As of December 31, 2022, our portfolio managers also managed private funds (the "Owl Rock Private Funds") with a total of approximately $7.1 billion in gross assets.

The management and incentive fees payable by the Owl Rock Clients are based on the gross assets and performance, respectively of each Owl Rock Client.

Biographical information regarding the member of the Investment Committee who is not a director or executive officer of the Company is as follows:

Douglas I. Ostrover

Mr. Ostrover serves as Chief Executive Officer and Co-Chief Investment Officer of each of the Owl Rock Advisers, is a member of the Investment Committee of each of the Owl Rock BDCs and is a member of the Investment Committee of each of the Owl Rock BDCs and was a Co-Founder of Owl Rock Capital Partners LP. Mr. Ostorver is also a Co-Founder and Chief Executive Officer of Blue Owl, a member of Blue Owl’s Executive Committee and a member of Blue Owl’s board of directors. Mr. Ostrover served on the boards of directors of ORCC and ORCC II from 2016-2021, on the board of directors of ORTF from 2018-2021, and on the boards of directors of ORCC III and the Company from 2020-2021. Prior to co-founding Owl Rock, Mr. Ostrover was one of the founders of GSO Capital Partners (GSO), Blackstone’s alternative credit platform, and a Senior Managing Director at Blackstone until June 2015. Prior to co-founding GSO in 2005, Mr. Ostrover was a Managing Director and Chairman of the Leveraged Finance Group of Credit Suisse First Boston (CSFB). Prior to his role as Chairman, Mr. Ostrover was Global Co-Head of CSFB’s Leveraged Finance Group, during which time he was responsible for all of CSFB’s origination, distribution and trading activities relating to high yield securities, leveraged loans, high yield credit derivatives and distressed securities. Mr. Ostrover was a member of CSFB’s Management Council and the Fixed Income Operating Committee. Mr. Ostrover joined CSFB in November 2000 when CSFB acquired Donaldson, Lufkin & Jenrette (“DLJ"), where he was a Managing Director in charge of High Yield and Distressed Sales, Trading and Research. Mr.Ostrover had been a member of DLJ’s high yield team since he joined the firm in 1992. Mr. Ostrover is actively involved in non-profit organizations including serving on the Board of Directors of the Michael J. Fox Foundation and the Mount Sinai Health Systems.. Mr. Ostrover is also a board member of the Brunswick School. Mr. Ostrover received a B.A. in Economics from the University of Pennsylvania and an M.B.A. from New York University Stern School of Business.

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

Alexis Maged

Mr. Maged is a Managing Director in the Owl Rock division of Blue Owl and also serves as the Head of Credit for each of the Owl Rock Advisers and as Vice President of each of the Owl Rock BDCs and is a member of the Investment Committee of each of the Owl Rock Advisers. Prior to joining Owl Rock in January 2016, Mr. Maged was Chief Financial Officer of Barkbox, Inc., a New York-based provider of pet-themed products and technology from September 2014 to November 2015. Prior to that, Mr. Maged was a Managing Director with Goldman Sachs & Co. from 2007 until 2014. At Goldman Sachs & Co., Mr. Maged held several leadership positions, including Chief Operating Officer of the investment bank’s Global Credit Finance businesses, Co-Chair of the Credit Markets Capital Committee and a member of the Firmwide Capital Committee. Prior to assuming that role in 2011, Mr. Maged served as Chief Underwriting Officer for the Americas and oversaw the U.S. Bank Debt Portfolio Group and US Loan Negotiation Group. From mid-2007 to the end of 2008, Mr. Maged was Head of Bridge Finance Capital Markets in the Americas Financing Group’s Leveraged Finance Group, where he coordinated the firm’s High Yield Bridge Lending and Syndication business. Prior to joining Goldman, Sachs & Co, Mr. Maged was Head of the Bridge Finance Group at Credit Suisse and also worked in the Loan Capital Markets Group at Donaldson, Lufkin and Jenrette. Upon DLJ’s merger with Credit Suisse in 2000, Mr. Maged joined Credit Suisse’s Syndicated Loan Group and, in 2003, founded its Bridge Finance Group. Earlier in his career, Mr. Maged was a member of the West Coast Sponsor Coverage Group at Citigroup and the Derivatives Group at Republic National Bank, as well as a founding member of the Loan Syndication Group at Swiss Bank Corporation. Mr. Maged received a B.A. from Vassar College and an M.B.A. from New York University Stern School of Business.

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

The table below shows dollar ranges of shares of our common stock to be beneficially owned by the members of the Investment Committee as of March 10, 2023 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; or Over $100,000. For purposes of this Annual Report, the term "Fund Complex" is defined to include the Owl Rock BDCs.

Name	Dollar Range of Equity Securities in Owl Rock Core Income Corp.(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Douglas I. Ostrover(4)	over $100,000	over $100,000
Marc S. Lipschultz(4)	over $100,000	over $100,000
Craig W. Packer	None	over $100,000
Alexis Maged	None	over $100,000
Jeff Walwyn	None	over $100,000

(1)Beneficial ownership determined in accordance with Rule 16a-1(a)(2) promulgated under the 1934 Act.
(2)The dollar range of equity securities of the Company beneficially owned by members of the Investment Committee, if applicable, is calculated by multiplying the current net offering price per share of the applicable class of the Company’s common stock by the number of shares beneficially owned.
(3)The dollar range of Equity Securities in the Fund Complex beneficially owned by members of the Investment Committee, if applicable, is the sum of (1) the closing price per share of Owl Rock Capital Corporation's common stock as of March 10, 2023 multiplied by the number of shares of Owl Rock Capital Corporation's common stock beneficially owned by the Investment Committee Member, (2) the current net asset value per share of Owl Rock Capital Corporation II's common stock multiplied by the number of shares of Owl Rock Capital Corporation II's common stock beneficially owned by the Investment Committee Member, (3) the current net asset value per share of Owl Rock Capital Corporation III's common stock multiplied by the number of shares of Owl Rock Capital Corporation III's common stock beneficially owned by the Investment Committee Member, (4) the current net asset value per share of Owl Rock Technology Finance Corp.'s common stock multiplied by the number of shares of Owl Rock Technology Finance Corp.'s common stock beneficially owned by the Investment Committee Member, (5) the current net asset value per share of Owl Rock Technology Finance Corp. II's common stock multiplied by the number of shares of Owl Rock Technology Finance Corp. II's common stock beneficially owned by the Investment Committee Member, (6) the current net offering price per share of Owl Rock Technology Income Corp.'s common stock multiplied by the number of shares of Owl Rock Technology Income Corp.'s common stock beneficially owned by the Investment Committee Member and (7) the total dollar range of equity securities in the Company beneficially owned by the Investment Committee Member.
(4)Equity securities are held by Owl Rock Feeder FIC ORCIC Equity LLC. Messrs. Ostrover, and Lipschultz disclaim beneficial ownership of these securities except to the extent of their pecuniary interest therin.

Item 11. Executive Compensation.

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement, as applicable. Our day-to-day investment and administrative operations are managed by the Adviser. Most of the services necessary for the origination and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates.

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

Director Compensation

No compensation is expected to be paid to our directors who is an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. Our directors who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in in-person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. As of December 31, 2022, these directors were Edward D’Alelio, Christopher M. Temple, Eric Kaye, Victor Woolridge, and Melissa Weiler. We pay each independent director the following amounts for serving as a director:

		Annual Committee Chair Cash Retainer
Annual Cash Retainer	Board Meeting Fee	Chair of the Board	Audit	Committee Chair	Committee Meeting Fee
$150,000	$2,500	$25,000	$15,000	$5,000	$1,000

We also reimburse each of the directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.

The table below sets forth the compensation received by each director from the Company and the Fund Complex for service during the fiscal year ended December 31, 2022:

Name of Director	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
Edward D'Alelio	$224,500	$224,500	$1,533,749
Christopher M. Temple	$219,500	$219,500	$1,504,587
Eric Kaye	$204,500	$204,500	$1,417,984
Brian Finn(1)	$30,753	$30,753	$202,067
Melissa Weiler	$202,000	$202,000	$1,382,115
Victor Woolridge	$204,500	$204,500	$1,394,615

(1)Mr. Finn resigned from the Board on February 23, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of March 10, 2023 the beneficial ownership as indicated in the Company’s books and records of each current director, the nominees for director, the Company’s executive officers, the executive officers and directors as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock.

The percentage ownership is based on 619,722,204 shares of our common stock outstanding as of March 10, 2023. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares of our common stock beneficially owned by such shareholder.

Shares Beneficially Owned
Name and Address(1)	Number of Shares Owned	Percentage of Class Outstanding
Interested Directors
Craig W. Packer	—	—
Independent Directors
Edward D'Alelio	—	—
Eric Kaye	—	—
Christopher M. Temple	—	—
Melissa Weiler	—	—
Victor Woolridge	—	—
Executive Officers	—	—
Karen Hager	—	—
Bryan Cole	—	—
Neena Reddy	—	—
Matthew Swatt	—	—
Shari Withem	—	—
Jennifer McMillion	—	—
Alan Kirshenbaum	—	—
Jonathan Lamm	—	—
All officers and directors as a group (14 persons)	—	—

(1)The address for each of the directors and officers is c/o Owl Rock Core Income Corp., 399 Park Avenue, 37th Floor, New York, New York 10022.
\

Dollar Range of Equity Securities Beneficially Owned by Directors

The table below shows the dollar range of equity securities of the Company and the aggregate dollar range of equity securities of the Fund Complex that were beneficially owned by each director as of March 10, 2023 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; or Over $100,000. For purposes of this Form 10-K, the term “Fund Complex” is defined to include the Company, Owl Rock Capital Corporation, Owl Rock Capital Corporation II, Owl Rock Capital Corporation III, Owl Rock Technology Finance Corp., Owl Rock Technology Finance Corp. II and Owl Rock Technology Income Corp.

Name of Director	Dollar Range of Equity Securities in Owl Rock Core Income Corp.(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Interested Directors
Craig W. Packer	None	over $100,000
Independent Directors
Edward D'Alelio	None	over $100,000
Eric Kaye	None	over $100,000
Christopher M. Temple	None	over $100,000
Melissa Weiler	None	over $100,000
Victor Woolridge	None	over $100,000

(1)Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.
(2)The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying the current net public offering price of the applicable class of the Company’s common stock by the number of shares beneficially owned.

(3)The dollar range of Equity Securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of (1) the closing price per share of Owl Rock Capital Corporation's common stock as of March 10, 2023 multiplied by the number of shares of Owl Rock Capital Corporation's common stock beneficially owned by the director, (2) the current net asset value per share of Owl Rock Capital Corporation II's common stock multiplied by the number of shares of Owl Rock Capital Corporation II's common stock beneficially owned by the director, (3) the current net asset value per share of Owl Rock Capital Corporation III's common stock multiplied by the number of shares of Owl Rock Capital Corporation III's common stock beneficially owned by the director, (4) the current net asset value per share of Owl Rock Technology Finance Corp.'s common stock multiplied by the number of shares of Owl Rock Technology Finance Corp.'s common stock beneficially owned by the director, (5) the current net asset value per share of Owl Rock Technology Finance Corp. II's common stock multiplied by the number of shares of Owl Rock Technology Finance Corp. II's common stock beneficially owned by the director, (6) the current net offering price per share of Owl Rock Technology Income Corp.'s common stock multiplied by the number of shares of Owl Rock Technology Income Corp.'s common stock beneficially owned by the director and (7) the total dollar range of equity securities in the Company beneficially owned by the director.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

We have entered into both the Investment Advisory Agreement and the Administration Agreement with the Adviser. Pursuant to the Investment Advisory Agreement, we will pay the Adviser a base management fee and an incentive fee. See “ITEM 1. BUSINESS—Investment Advisory Agreement” for a description of how the fees payable to the Adviser will be determined. Pursuant to the Administration Agreement, we will reimburse the Adviser for expenses necessary to perform services related to our administration and operations. In addition, the Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees from portfolio companies.

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

Exemptive Relief

We rely on exemptive relief (the "Order") that has been granted by the SEC to the Adviser and its affiliates to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, if such private funds did not have an investment in such existing portfolio company. The Owl Rock Advisers' investment allocation policy incorporates the conditions of the the Order. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock Clients that could avail themselves of the Order and that have an investment objective similar to ours.

Review, Approval or Ratification of Transactions with Related Persons

The Audit Committee is required to review and approve any transactions with related persons (as such term is defined in Item 404 of Regulation S-K.)

License Agreement

We have entered into a license agreement (the “License Agreement”), pursuant to which an affiliate of Blue Owl Capital has granted the Company a non-exclusive license to use the name “Owl Rock.” Under the License Agreement, we have a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Owl Rock” name or logo.

Material Non-Public Information

Our senior management, members of the Adviser’s investment committee and other investment professionals from the Adviser may serve as directors of, or in a similar capacity with, companies in which we invest or in which we are considering making an investment. Through these and other relationships with a company, these individuals may obtain material non-public information that might restrict our ability to buy or sell the securities of such company under the policies of the company or applicable law.

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

Item 14. Principal Accounting Fees and Services.

KPMG LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023. KPMG acted as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2022, 2021, and 2020. The Company knows of no direct financial or material indirect financial interest of KPMG LLP in the Company. A representative of KPMG LLP will be available to answer questions during the Annual Meeting and will have an opportunity to make a statement if he or she desires to do so.

Fees

Set forth in the table below are audit fees, audit-related fees, tax fees and all other fees billed to the Company by KPMG LLP for professional services performed for the fiscal years ended December 31, 2022, 2021, and 2020:

	For the Fiscal year Ended December 31,
	2022	2021
Audit Fees(1)	$731,500	$355,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	106,360	79,400
All Other Fees(4)	—	—
Total Fees	$837,860	$434,400

(1)"Audit Fees" are fees billed for professional services rendered for the audit of the Company's annual financial statements and review of interim financial statements or services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements.
(2)"Audit-Related Fees" are fees billed for assurance and related services by KPMG LLP that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported under "Audit Fees."

(3)"Tax Fees" are fees billed services rendered by KPMG for tax compliance, tax advice, and tax planning. Tax services include assistance regarding federal, state and international tax compliance, customs and duties and international tax planning.
(4)"All Other Fees" are fees billed for services other then those stated above.

Pre-Approval Policies and Procedures

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by KPMG LLP, the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this annual report:

(1)Financial Statements – Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page F-1 of this annual report on Form 10-K.

(2)Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements included in this annual report on Form 10-K.

(3)Exhibits – The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
3.1	Second Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 23, 2021).
3.2	Second Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 23, 2021).
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

4.10
Third Supplemental Indenture, dated as of March 29, 2022, relating to the 5.500% notes due 2025, by and between Owl Rock Core Income Corp. and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on March 29, 2022).

4.11
Registration Rights Agreement, dated as of March 29, 2022, by and among SMBC Nikko Securities America, Inc., BofA Securities, Inc. and MUFG Securities Americas Inc., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, filed on March 29, 2022).

4.12
Fourth Supplemental Indenture, dated as of September 16, 2022, relating to the 7.750% notes due 2027, by and between Owl Rock Core Income Corp. and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on September 19, 2022).

4.13	Form of 7.750% notes due 2027 sold in reliance on Rule 144A of the Securities Act (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on September 19, 2022).
4.14
Form of 7.750% notes due 2027 sold in reliance on Rule 501(a)(1), (2), (3), (7) or (9) of the Securities Act (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on September 19, 2022).

4.15
Registration Rights Agreement, dated as of September 16, 2022, by and among SMBC Nikko Securities America, Inc., BofA Securities, Inc. and MUFG Securities Americas Inc., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, filed on September 19, 2022).

4.16	Form of 5.500% notes due 2025 sold in reliance on Rule 144A of the Securities Act (incorporated by Reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on March 29, 2022).
4.17
Form of 5.500% notes due 2025 sold in reliance on Rule 501(a)(1), (2), (3), (7) or (9) of the Securities Act (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on March 29, 2022).

4.18
Agreement of Removal, Appointment and Acceptance, dated November 30, 2022, by and among Owl Rock Core Income Corp., Computershare Trust Company, N.A. and Truist Bank (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on November 30, 2022).

4.19*	Description of Securities
10.1	Form of Distribution Reinvestment Plan (incorporated by reference to Exhibit (e) to Post-Effective Amendment No.1 to the Company’s Registration Statement on Form N-2, filed on February 23, 2021).
10.2	Investment Advisory Agreement (incorporated by reference to Exhibit (g)(1) to the Company’s Registration Statement on Form N-2, filed on October 16, 2020).
10.3	Amended and Restated Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 19, 2021).
10.4	Dealer Manager Agreement (incorporated by reference to Exhibit (h)(1) to the Company’s Registration Statement on Form N-2, filed on October 16, 2020).
10.5	Amendment No. 1 to the Dealer Manager Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on February 23, 2021).
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

10.31
Amendment No. 3, dated as of March 8, 2022 to the Amended and Restated Loan Agreement, dated as of May 12, 2021, by and between Owl Rock Core Income Corp. and Owl Rock Feeder FIC ORCIC Debt LLC (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed on March 10, 2022).

10.32
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

10.33
Sale and Contribution Agreement, dated as of March 16, 2022, between Owl Rock Core Income Corp., as Seller and Core Income Funding IV LLC, as Purchaser (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on March 21, 2022).

10.34
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

10.35
Sale and Contribution Agreement, dated as of March 24, 2022, between Owl Rock Core Income Corp., as Seller and Core Income Funding III LLC, as Purchaser (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on March 28, 2022).

10.36
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

10.37
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

10.38
Termination Agreement, dated June 22, 2022, between Owl Rock Core Income Corp. and Owl Rock Feeder FIC ORCIC Debt LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 23, 2022).

10.39
Third Amendment to the Senior Secured Revolving Credit Agreement, dated as of August 11, 2022, among Owl Rock Core Income Corp. as Borrower, the Lenders and Issuing Banks party thereto, and Sumitomo Mitsui Banking Corporation as Administrative Agent (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, filed on August 12, 2022).

10.40
Joinder Agreement, dated as of July 11, 2022, by and among, Webster Bank, N.A., Core Income Funding II LLC and Deutsche Bank AG, New York Branch (the “Webster Joinder Agreement”) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 12, 2022).

10.41
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

10.42
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

10.43
Credit Agreement, dated as of August 24, 2022, among ORCIC JV WH LLC, as Borrower, the Lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent and BofA Securities, Inc. as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 25, 2022).

10.44
Warehouse Collateral Management Agreement dated as of August 24, 2022, by and between ORCIC JV WH LLC, as Borrower and ORCIC BC 9 LLC, as Collateral Manager (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on August 25, 2022).

10.45
Security Agreement dated as of August 24, 2022, by and between ORCIC JV WH LLC, as Borrower and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on August 25, 2022).

10.46
Master Sale and Participation Agreement dated as of August 24, 2022 by and between ORCIC JV WH LLC and Owl Rock Core Income Corp (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on August 25, 2022).

10.47
Revolving Loan Agreement, dated as of October 14, 2022, by and among ORCIC BC 9 LLC, as Collateral Manager, ORCIC JV WH II LLC, as Borrower, the Lenders from time to time parties thereto, Royal Bank of Canada as Administrative Agent and U.S. Bank Trust Company, National Association, as Collateral Custodian (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on October 18, 2022).

10.48
Securities Account Control Agreement, dated as of October 14, 2022, among ORCIC JV WH II LLC, as Pledgor, U.S. Bank Trust Company, National Association, as Secured Party, and U.S. Bank, National Association, as Securities Intermediary (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on October 18, 2022).

10.49
Collateral Administration Agreement, dated as of October 14, 2022, by and among ORCIC JV WH II LLC, as Borrower, ORCIC BC 9 LLC, as Collateral Manager, and U.S. Bank Trust Company, National Association, as Collateral Administrator (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on October 18, 2022).

10.50
Master Sale and Participation Agreement, dated as of October 14, 2022, by and between Owl Rock Core Income Corp. and ORCIC JV WH II LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on October 18, 2022).

10.51
Equity Purchase Agreement, dated as of October 14, 2022, by and among ORCIC JV WH II, as Borrower, and ORCIC BC 9 LLC, as Purchaser (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on October 18, 2022).

10.52
Indenture and Security Agreement, dated as of October 21, 2022 by and between Owl Rock CLO VIII, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on October 25, 2022).

10.53
Collateral Management Agreement, dated as of October 21, 2022, between Owl Rock CLO VIII, LLC and Owl Rock Capital Advisors LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on October 25, 2022).

10.54
Loan Sale Agreement, dated as of October 21, 2022, between Owl Rock Core Income Corp., as Seller and Owl Rock CLO VIII, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on October 25, 2022).

10.55
Loan Sale Agreement, dated as of October 21, 2022, between Core Income Funding I LLC, as Seller and Owl Rock CLO VIII, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on October 25, 2022).

10.56
Class A-L1 Loan Agreement, dated as of October 21, 2022, among Owl Rock CLO VIII, LLC, as Borrower, State Street Bank and Trust Company, as Loan Agent, State Street Bank and Trust Company as Collateral Trustee and each of the Class A-L1 Lenders party thereto (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on October 25, 2022).

10.57
ORCIC Senior Loan Fund LLC Amended and Restated Limited Liability Company Agreement, dated November 2, 2022, by and between Owl Rock Core Income Corp. and State Teachers Retirement System of Ohio (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on November 3, 2022).

10.58
Agreement of Removal, Appointment and Acceptance, dated November 30, 2022, by and among Owl Rock Core Income Corp., Computershare Trust Company, N.A. and Truist Bank (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on November 30, 2022)

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

Owl Rock Core Income Corp.

Date: March 10, 2023	By:	/s/ Bryan Cole
Bryan Cole Chief Financial Officer and Chief Operating Officer

Each person whose signature appears below constitutes and appoints Craig W. Packer and Bryan Cole, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2022, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 10, 2023.

Name	Title

/s/ Craig W. Packer	Chief Executive Officer and Director
Craig W. Packer

/s/ Edward D’Alelio	Director and Chairman of the Board of Directors
Edward D’Alelio

/s/ Christopher M. Temple	Director and Chairman of the Audit Committee
Christopher M. Temple

/s/ Eric Kaye	Director and Chairman of the Nominating and Corporate Governance Committee
Eric Kaye

/s/ Melissa Weiler	Director
Melissa Weiler

/s/ Victor Woolridge	Director
Victor Woolridge

/s/ Bryan Cole	Chief Financial Officer and Chief Operating Officer
Bryan Cole

/s/ Matthew Swatt	Co-Chief Accounting Officer, Co-Treasurer, and Co-Controller
Matthew Swatt

/s/ Jennifer McMillion	Co-Chief Accounting Officer, Co-Treasurer, and Co-Controller
Jennifer McMillion

/s/ Shari Withem	Co-Chief Accounting Officer, Co-Treasurer, and Co-Controller
Shari Withem