Form 10-Q
period 2023-03-31
Owl Rock Core Income Corp.
filed 2023-05-11
CIK 1812554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 11, 2023, the registrant had 224,503,443 shares of Class S common stock, 57,791,612 shares of Class D common stock, and 384,386,229 shares of Class I common stock, $0.01, par value per share, outstanding.

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
•the impact of rising interest rates, elevated inflation rates, ongoing supply chain and labor market disruptions, instability in the U.S. and international banking systems, and the risk of recession and of a failure to increase the U.S. debt ceiling on our business prospects and the prospects of our portfolio companies;
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
•risks related to the uncertainty of the value of our portfolio investments, particularly those having no liquid trading market;;
•risks related to the uncertainty of the value of our portfolio investments, particularly those having no liquid trading market;
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
•the effect of legal, tax and regulatory changes;
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, on financial market volatility, global economic markets, and various markets for commodities globally such as oil and natural gas; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).

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

Owl Rock Core Income Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $11,277,576 and $10,585,542, respectively)	$11,226,094	$10,469,767
Non-controlled, affiliated investments (amortized cost of $79,322 and $6,224, respectively)	79,273	6,175
Controlled, affiliated investments (amortized cost of $283,790 and $233,026, respectively)	285,657	231,642
Total investments at fair value (amortized cost of $11,640,688 and $10,824,792, respectively)	11,591,024	10,707,584
Cash (restricted cash of $17,000 and $23,000, respectively)	464,051	225,247
Interest receivable	82,168	80,402
Due from affiliates	—	20,202
Prepaid expenses and other assets	3,247	2,927
Total Assets	$12,140,490	$11,036,362
Liabilities
Debt (net of unamortized debt issuance costs of $63,141 and $63,306, respectively)	5,928,078	5,477,411
Distribution payable	41,515	37,036
Payable for investments purchased	113,705	41,706
Payables to affiliates	33,099	32,590
Tender offer payable	93,120	110,836
Accrued expenses and other liabilities	58,576	87,030
Total Liabilities	$6,268,093	$5,786,609
Commitments and contingencies (Note 7)
Net Assets
Class S Common shares $0.01 par value, 1,000,000,000 shares authorized; 213,854,074 and 196,951,435 shares issued and outstanding, respectively	2,139	1,970
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 54,057,157 and 48,895,298 shares issued and outstanding, respectively	541	489
Class I Common shares $0.01 par value, 1,000,000,000 shares authorized; 368,625,675 and 332,811,718 shares issued and outstanding, respectively	3,686	3,328
Additional paid-in-capital	5,852,741	5,322,239
Accumulated undistributed (overdistributed) earnings	13,290	(78,273)
Total Net Assets	$5,872,397	$5,249,753
Total Liabilities and Net Assets	$12,140,490	$11,036,362
Net Asset Value Per Class S Share	$9.21	$9.06
Net Asset Value Per Class D Share	$9.22	$9.07
Net Asset Value Per Class I Share	$9.24	$9.08

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Core Income Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022 (1)
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$263,262	$60,414
PIK interest income	15,077	4,976
PIK dividend income	17,970	2,886
Other income	3,006	1,869
Total investment income from non-controlled, non-affiliated investments	299,315	70,145
Investment income from controlled, affiliated investments:
Dividend income	6,097	—
Total investment income from controlled, affiliated investments	6,097	—
Total Investment Income	305,412	70,145
Operating Expenses
Offering costs	613	1,171
Interest expense	89,595	15,371
Management fees	16,941	5,550
Performance based incentive fees	23,676	4,864
Professional fees	2,768	1,281
Directors' fees	265	282
Shareholder servicing fees	4,327	1,962
Other general and administrative	1,557	1,135
Total Operating Expenses	139,742	31,616
Expense support (Note 3)	—	(4,062)
Net Operating Expenses	139,742	27,554
Net Investment Income (Loss) Before Taxes	165,670	42,591
Excise tax	95	—
Net Investment Income (Loss) After Taxes	165,575	42,591
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$60,654	$(23,285)
Non-controlled, affiliated investments	(1)	—
Controlled, affiliated investments	3,251	—
Translation of assets and liabilities in foreign currencies	138	(172)
Income tax (provision) benefit	(7)	—
Total Net Change in Unrealized Gain (Loss)	64,035	(23,457)
Net realized gain (loss):
Non-controlled, non-affiliated investments	(4,577)	250
Foreign currency transactions	—	187
Total Net Realized Gain (Loss)	(4,577)	437
Total Net Realized and Change in Unrealized Gain (Loss)	59,458	(23,020)
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$225,033	$19,571
Net Increase (Decrease) in Net Assets Resulting from Operations- Class S Common Stock	$75,696	$6,161
Net Increase (Decrease) in Net Assets Resulting from Operations- Class D Common Stock	$18,753	$1,958
Net Increase (Decrease) in Net Assets Resulting from Operations- Class I Common Stock	$130,584	$11,452
Earnings Per Share - Basic and Diluted of Class S Common Stock	$0.36	$0.07
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	209,496,627	92,693,920
Earnings Per Share - Basic and Diluted of Class D Common Stock	$0.36	$0.08
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted	51,902,057	25,539,563
Earnings Per Share - Basic and Diluted of Class I Common Stock	$0.36	$0.08
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	361,401,758	134,734,682

(1) For the three months ended March 31, 2022 PIK dividend and other income were reported in aggregate as other income.

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Non-controlled/non-affiliated portfolio company investments
Debt Investments(5)
Advertising and media
Global Music Rights, LLC(7)	First lien senior secured loan	L +	5.50%	08/2028	$83,320	$81,960	$83,321	1.4%
Global Music Rights, LLC(7)(17)(18)	First lien senior secured revolving loan	L +	5.75%	08/2027	—	(110)	—	—%
Circana Group, L.P. (fka The NPD Group, L.P.)(9)	First lien senior secured loan	SR +	6.25% (2.75% PIK)	12/2028	225,088	220,811	221,712	3.8%
Circana Group, L.P. (fka The NPD Group, L.P.)(9)(17)	First lien senior secured revolving loan	SR +	5.75%	12/2027	1,997	1,748	1,783	—%
					310,405	304,409	306,816	5.2%
Aerospace and defense
Bleriot US Bidco Inc.(7)(22)	First lien senior secured loan	L +	4.00%	10/2026	$5,083	$5,084	$5,082	0.1%
ManTech International Corporation(10)	First lien senior secured loan	SR +	5.75%	09/2029	14,146	13,879	13,969	0.2%
ManTech International Corporation(10)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	09/2024	—	(31)	(8)	—%
ManTech International Corporation(10)(17)(18)	First lien senior secured revolving loan	SR +	5.75%	09/2028	—	(33)	(23)	—%
Peraton Corp.(6)(22)	First lien senior secured loan	L +	3.75%	02/2028	14,708	14,685	14,493	0.2%
Peraton Corp.(7)(22)	Second lien senior secured loan	L +	7.75%	02/2029	4,854	4,796	4,708	0.1%
					38,791	38,380	38,221	0.6%
Automotive
Holley Inc.(7)(22)	First lien senior secured loan	L +	3.75%	11/2028	$2,341	$2,329	$1,916	—%
Mavis Tire Express Services Topco Corp.(9)(22)	First lien senior secured loan	SR +	4.00%	05/2028	9,825	9,787	9,615	0.2%
OAC Holdings I Corp. (dba Omega Holdings)(11)	First lien senior secured loan	SR +	5.00%	03/2029	9,119	8,957	8,891	0.2%
OAC Holdings I Corp. (dba Omega Holdings)(10)(17)	First lien senior secured revolving loan	SR +	5.00%	03/2028	2,095	2,052	2,030	—%
Power Stop, LLC(6)(21)	First lien senior secured loan	L +	4.75%	01/2029	29,700	29,443	23,834	0.4%
Spotless Brands, LLC(10)	First lien senior secured loan	SR +	6.50%	07/2028	54,166	53,181	53,491	1.0%
Spotless Brands, LLC(10)(17)	First lien senior secured revolving loan	SR +	6.50%	07/2028	292	266	274	—%
					107,538	106,015	100,051	1.8%
Asset based lending and fund finance
Hg Genesis 9 Sumoco Ltd.(13)(23)	Unsecured facility	E+	7.00% PIK	03/2027	$129,195	$130,287	$129,194	2.2%
Hg Saturn LuchaCo Ltd.(14)(23)	Unsecured facility	S +	7.50% PIK	03/2026	2,054	2,248	2,034	—%
					131,249	132,535	131,228	2.2%
Buildings and real estate
Associations, Inc.(10)	First lien senior secured loan	SR +	6.50% (2.50% PIK)	07/2027	$105,335	$104,375	$105,335	1.8%
Associations, Inc.(10)(17)(18)	First lien senior secured revolving loan	SR +	4.00%	07/2027	—	(34)	—	—%
Associations, Inc.(10)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.50% (2.50% PIK)	06/2024	16,191	15,680	16,191	0.3%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

CoreLogic Inc.(6)(22)	First lien senior secured loan	L +	3.50%	06/2028	41,950	41,161	35,674	0.6%
Cushman & Wakefield U.S. Borrower, LLC(6)(22)	First lien senior secured loan	L +	2.75%	08/2025	10,000	9,900	9,733	0.2%
Dodge Construction Network, LLC(11)	First lien senior secured loan	SR +	4.75%	02/2029	17,071	16,847	14,340	0.2%
RealPage, Inc.(6)(22)	First lien senior secured loan	L +	3.00%	04/2028	14,167	14,152	13,718	0.2%
RealPage, Inc.(6)(22)	Second lien senior secured loan	L +	6.50%	04/2029	27,500	27,157	25,886	0.4%
Wrench Group LLC(7)	First lien senior secured loan	L +	4.50%	04/2026	17,000	16,667	16,575	0.3%
Wrench Group LLC(7)	First lien senior secured loan	L +	4.00%	04/2026	10,518	10,392	10,202	0.2%
					259,732	256,297	247,654	4.2%
Business services
Access CIG, LLC(7)	Second lien senior secured loan	L +	7.75%	02/2026	$2,385	$2,381	$2,379	—%
BrightView Landscapes, LLC(10)(22)	First lien senior secured loan	SR +	3.25%	04/2029	9,330	9,017	9,089	0.2%
Capstone Acquisition Holdings, Inc.(9)	First lien senior secured loan	SR +	4.75%	11/2027	9,975	9,900	9,949	0.2%
ConnectWise, LLC(6)(22)	First lien senior secured loan	L +	3.50%	09/2028	29,927	29,987	28,835	0.5%
CoreTrust Purchasing Group LLC(9)	First lien senior secured loan	SR +	6.75%	10/2029	97,150	95,305	95,935	1.6%
CoreTrust Purchasing Group LLC(9)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.75%	09/2024	—	(66)	—	—%
CoreTrust Purchasing Group LLC(9)(17)(18)	First lien senior secured revolving loan	SR +	6.75%	10/2029	—	(255)	(177)	—%
Denali BuyerCo, LLC (dba Summit Companies)(7)	First lien senior secured loan	L +	5.75%	09/2028	199,255	196,446	198,258	3.4%
Denali BuyerCo, LLC (dba Summit Companies)(7)(17)(18)	First lien senior secured revolving loan	L +	5.75%	09/2027	—	(96)	(50)	—%
Diamondback Acquisition, Inc. (dba Sphera)(6)	First lien senior secured loan	L +	5.50%	09/2028	47,228	46,453	46,756	0.8%
Diamondback Acquisition, Inc. (dba Sphera)(6)(17)(18)(19)	First lien senior secured delayed draw term loan	L +	5.50%	09/2023	—	(74)	—	—%
Entertainment Benefits Group, LLC(9)	First lien senior secured loan	SR +	4.75%	05/2028	74,835	74,184	74,835	1.3%
Entertainment Benefits Group, LLC(9)(17)	First lien senior secured revolving loan	SR +	4.75%	04/2027	3,867	3,772	3,867	0.1%
Fullsteam Operations, LLC(7)	First lien senior secured loan	L +	12.30% (7.80% PIK)	10/2027	82,009	80,243	81,189	1.4%
Hercules Borrower, LLC (dba The Vincit Group)(7)	First lien senior secured loan	L +	6.50%	12/2026	806	798	806	—%
Hercules Borrower, LLC (dba The Vincit Group)(7)	First lien senior secured loan	L +	5.50%	12/2026	2,187	2,171	2,160	—%
Hercules Borrower, LLC (dba The Vincit Group)(7)(17)(19)	First lien senior secured delayed draw term loan	L +	5.50%	09/2023	13,066	12,956	12,885	0.2%
Hercules Borrower, LLC (dba The Vincit Group)(7)(17)	First lien senior secured revolving loan	L +	6.50%	12/2026	10	9	10	—%
Hercules Buyer, LLC (dba The Vincit Group)(16)(28)	Unsecured notes		0.48% PIK	12/2029	24	24	24	—%
Kaseya Inc.(10)	First lien senior secured loan	SR +	5.75%	06/2029	71,717	70,401	71,538	1.2%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Kaseya Inc.(10)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	06/2024	—	(39)	—	—%
Kaseya Inc.(10)(17)(18)	First lien senior secured revolving loan	SR +	5.75%	06/2029	—	(77)	(11)	—%
KPSKY Acquisition, Inc. (dba BluSky)(9)	First lien senior secured loan	SR +	5.50%	10/2028	84,037	82,639	82,566	1.4%
KPSKY Acquisition, Inc. (dba BluSky)(7)(17)(19)	First lien senior secured delayed draw term loan	L +	5.50%	06/2024	4,489	4,281	4,302	0.1%
Packers Holdings, LLC(9)(22)	First lien senior secured loan	SR +	3.25%	03/2028	33,918	33,781	30,591	0.5%
Ping Identity Holding Corp.(9)	First lien senior secured loan	SR +	7.00%	10/2029	21,818	21,506	21,600	0.4%
Ping Identity Holding Corp.(9)(17)(18)	First lien senior secured revolving loan	SR +	7.00%	10/2028	—	(30)	(22)	—%
					788,033	775,617	777,314	13.3%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(6)(22)	First lien senior secured loan	L +	3.75%	11/2027	$13,867	$13,640	$13,497	0.2%
Aruba Investments Holdings LLC (dba Angus Chemical Company)(6)	Second lien senior secured loan	L +	7.75%	11/2028	40,137	40,125	39,535	0.7%
Douglas Products and Packaging Company LLC(10)	First lien senior secured loan	SR +	7.00%	06/2025	24,371	24,154	24,188	0.4%
Douglas Products and Packaging Company LLC(17)(18)	First lien senior secured revolving loan	SR +	7.00%	06/2025	—	(28)	(24)	—%
Gaylord Chemical Company, L.L.C.(7)	First lien senior secured loan	L +	6.50%	03/2027	102,258	101,458	102,258	1.7%
Gaylord Chemical Company, L.L.C.(7)(17)(18)	First lien senior secured revolving loan	L +	6.00%	03/2026	—	(27)	—	—%
Nouryon Finance B.V.(10)(23)	First lien senior secured loan	SR +	4.00%	03/2028	3,000	2,993	2,993	0.1%
Nouryon Finance B.V.(10)(22)(23)	First lien senior secured loan	SR +	2.75%	10/2025	4,983	4,965	4,937	0.1%
Velocity HoldCo III Inc. (dba VelocityEHS)(8)	First lien senior secured loan	L +	5.75%	04/2027	2,317	2,279	2,317	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(6)(17)	First lien senior secured revolving loan	L +	5.75%	04/2026	28	26	28	—%
					190,961	189,585	189,729	3.2%
Consumer products
ConAir Holdings LLC(7)	Second lien senior secured loan	L +	7.50%	05/2029	$32,500	$32,065	$29,900	0.5%
Foundation Consumer Brands, LLC(7)	First lien senior secured loan	L +	5.50%	02/2027	48,302	48,314	48,302	0.8%
Lignetics Investment Corp.(7)	First lien senior secured loan	L +	6.00%	11/2027	75,515	74,755	74,382	1.3%
Lignetics Investment Corp.(11)	First lien senior secured delayed draw term loan	SR +	6.00%	11/2027	9,559	9,467	9,415	0.2%
Lignetics Investment Corp.(7)(17)	First lien senior secured revolving loan	L +	6.00%	10/2026	6,118	6,015	5,946	0.1%
Olaplex, Inc.(9)(22)(23)	First lien senior secured loan	SR +	3.50%	02/2029	49,559	48,803	44,068	0.8%
SWK BUYER, Inc. (dba Stonewall Kitchen)(11)	First lien senior secured loan	SR +	5.25%	03/2029	59,524	58,497	57,441	1.0%
SWK BUYER, Inc. (dba Stonewall Kitchen)(11)(17)	First lien senior secured revolving loan	SR +	5.25%	03/2029	3,208	3,113	3,013	0.1%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

SWK BUYER, Inc. (dba Stonewall Kitchen)(11)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.25%	03/2024	—	(118)	(349)	—%
					284,285	280,911	272,118	4.8%
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging)(10)	First lien senior secured loan	SR +	6.40%	10/2028	$49,578	$49,167	$49,578	0.8%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(10)(17)(18)	First lien senior secured revolving loan	SR +	6.25%	09/2027	—	(38)	—	—%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(10)	First lien senior secured loan	SR +	6.40%	09/2028	30,617	30,040	30,617	0.5%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(10)	First lien senior secured loan	SR +	6.75%	09/2028	8,978	8,803	8,933	0.2%
Berlin Packaging L.L.C.(6)(22)	First lien senior secured loan	L +	3.75%	03/2028	14,971	14,606	14,717	0.3%
BW Holding, Inc.(10)	First lien senior secured loan	SR +	4.00%	12/2028	14,040	13,878	13,338	0.2%
Charter NEX US, Inc.(9)(22)	First lien senior secured loan	SR +	3.75%	12/2027	34,868	34,408	34,376	0.6%
Five Star Lower Holding LLC(11)(22)	First lien senior secured loan	SR +	4.25%	05/2029	21,766	21,494	21,439	0.4%
Fortis Solutions Group, LLC(6)	First lien senior secured loan	L +	5.50%	10/2028	67,472	66,333	65,954	1.1%
Fortis Solutions Group, LLC(6)(17)	First lien senior secured revolving loan	L +	5.50%	10/2027	900	797	748	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)	First lien senior secured loan	SR +	6.25%	05/2028	113,602	112,571	113,602	1.9%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)(17)	First lien senior secured revolving loan	SR +	6.25%	05/2028	2,117	2,008	2,117	—%
Pregis Topco LLC(9)(22)	First lien senior secured loan	SR +	3.75%	07/2026	6,969	6,792	6,784	0.1%
Pregis Topco LLC(6)	Second lien senior secured loan	L +	6.75%	08/2029	30,000	30,000	29,700	0.5%
Pregis Topco LLC(6)	Second lien senior secured loan	L +	7.75%	08/2029	2,500	2,500	2,494	—%
Ring Container Technologies Group, LLC(6)(22)	First lien senior secured loan	L +	3.50%	08/2028	16,209	16,163	16,109	0.3%
Tricorbraun Holdings, Inc.(6)(22)	First lien senior secured loan	L +	3.25%	03/2028	17,508	17,104	17,067	0.3%
					432,095	426,626	427,573	7.2%
Distribution
ABB/Con-cise Optical Group LLC(8)	First lien senior secured loan	L +	7.50%	02/2028	$35,117	$34,665	$34,327	0.6%
ABB/Con-cise Optical Group LLC(8)(17)	First lien senior secured revolving loan	L +	7.50%	02/2028	3,510	3,465	3,510	0.1%
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(9)(22)	First lien senior secured loan	SR +	4.63%	06/2026	31,743	30,821	31,302	0.5%
Dealer Tire, LLC(9)(22)	First lien senior secured loan	SR +	4.50%	12/2027	5,036	5,042	4,995	0.1%
Dealer Tire, LLC(16)(21)(22)	Unsecured notes		8.00%	02/2028	56,120	54,974	50,435	0.9%
Formerra, LLC(10)	First lien senior secured loan	SR +	7.25%	11/2028	5,250	5,088	5,119	0.1%
Formerra, LLC(10)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	7.25%	11/2023	—	(3)	(2)	—%
Formerra, LLC(10)(17)	First lien senior secured revolving loan	SR +	7.25%	11/2028	205	189	192	—%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(10)	First lien senior secured loan	SR +	6.25%	11/2025	1,288	1,277	1,288	—%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(10)	First lien senior secured loan	SR +	6.25%	11/2025	62,645	62,221	62,645	1.0%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(10)	First lien senior secured loan	SR +	6.75%	11/2025	1,947	1,929	1,947	—%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(10)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.25%	11/2023	22,116	21,838	22,116	0.4%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(10)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.75%	12/2023	—	(73)	—	—%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(10)(17)(18)	First lien senior secured revolving loan	SR +	6.25%	11/2024	—	(1)	—	—%
SRS Distribution, Inc.(6)(22)	First lien senior secured loan	L +	3.50%	06/2028	24,077	23,847	23,198	0.4%
White Cap Supply Holdings, LLC(9)(22)	First lien senior secured loan	SR +	3.75%	10/2027	16,584	16,123	16,372	0.3%
					265,638	261,402	257,444	4.4%
Education
CIG Emerald Holding LLC(10)(23)	First lien senior secured loan	SR +	5.50%	06/2027	$77,000	$76,174	$77,000	1.3%
Community Brands ParentCo, LLC(9)	First lien senior secured loan	SR +	5.75%	02/2028	31,556	31,025	31,241	0.5%
Community Brands ParentCo, LLC(9)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	02/2024	—	(31)	—	—%
Community Brands ParentCo, LLC(9)(17)(18)	First lien senior secured revolving loan	SR +	5.75%	02/2028	—	(31)	(19)	—%
Severin Acquisition, LLC (dba Powerschool)(10)(22)	First lien senior secured loan	SR +	3.00%	08/2025	14,819	14,807	14,790	0.3%
Sophia, L.P.(9)	First lien senior secured loan	SR +	4.25%	10/2027	15,075	14,946	15,075	0.3%
Pluralsight, LLC(7)	First lien senior secured loan	L +	8.00%	04/2027	6,255	6,207	6,161	0.1%
Pluralsight, LLC(7)(17)	First lien senior secured revolving loan	L +	8.00%	04/2027	196	193	190	—%
Renaissance Learning, Inc.(9)	First lien senior secured loan	SR +	4.75%	05/2025	20,000	19,412	19,422	0.3%
					164,901	162,702	163,860	2.8%
Energy equipment and services
Pike Corp.(6)(22)	First lien senior secured loan	L +	3.00%	01/2028	$5,991	$5,976	$5,939	0.1%
					5,991	5,976	5,939	0.1%
Financial services
Acuris Finance US, Inc. (ION Analytics) (10)(22)	First lien senior secured loan	SR +	4.00%	02/2028	$10,500	$10,432	$10,110	0.2%
Adenza Group, Inc.(6)	First lien senior secured loan	L +	5.75%	12/2027	34,743	34,467	34,395	0.6%
Adenza Group, Inc.(6)(17)(18)(19)	First lien senior secured delayed draw term loan	L +	6.00%	07/2023	—	(8)	—	—%
Adenza Group, Inc.(6)(17)(18)	First lien senior secured revolving loan	L +	6.50%	12/2025	—	(16)	(26)	—%
BTRS Holdings Inc. (dba Billtrust)(10)	First lien senior secured loan	SR +	8.00%	12/2028	10,850	10,536	10,633	0.2%
BTRS Holdings Inc. (dba Billtrust)(10)(17)(19)	First lien senior secured delayed draw term loan	SR +	8.00%	12/2024	109	109	90	—%
BTRS Holdings Inc. (dba Billtrust)(9)(17)	First lien senior secured revolving loan	SR +	7.25%	12/2028	159	126	136	—%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Computer Services, Inc. (dba CSI)(10)	First lien senior secured loan	SR +	6.75%	11/2029	30,500	29,913	30,119	0.5%
Deerfield Dakota Holdings(9)(22)	First lien senior secured loan	SR +	3.75%	04/2027	7,979	7,733	7,714	0.1%
Muine Gall, LLC(8)(23)(27)	First lien senior secured loan	L +	7.00% PIK	09/2024	94,583	95,230	94,346	1.6%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)	First lien senior secured loan	L +	5.75%	09/2025	5,657	5,620	5,614	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)	First lien senior secured loan	L +	5.75%	09/2025	2,138	2,128	2,122	—%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)	First lien senior secured loan	L +	5.75%	09/2025	150	149	149	—%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)	First lien senior secured loan	L +	5.75%	09/2025	507	503	503	—%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(17)(19)	First lien senior secured delayed draw term loan	L +	5.75%	10/2023	1,994	1,970	1,979	—%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(17)(18)	First lien senior secured revolving loan	L +	5.00%	09/2025	—	(5)	(4)	—%
Smarsh Inc.(11)	First lien senior secured loan	SR +	6.50%	02/2029	83,048	82,318	82,632	1.4%
Smarsh Inc.(11)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.50%	02/2024	10,381	10,195	10,329	0.2%
Smarsh Inc.(10)(17)	First lien senior secured revolving loan	SR +	6.50%	02/2029	166	159	162	—%
					293,464	291,559	291,003	4.9%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(7)	First lien senior secured loan	L +	4.00%	09/2028	$13,825	$13,708	$13,583	0.2%
Balrog Acquisition, Inc. (dba BakeMark)(7)	Second lien senior secured loan	L +	7.00%	09/2029	6,000	5,957	5,940	0.1%
CFS Brands, LLC(7)	First lien senior secured loan	L +	3.00%	03/2025	44,183	43,116	41,753	0.7%
Dessert Holdings(7)(22)	First lien senior secured loan	L +	4.00%	06/2028	19,749	19,666	18,071	0.3%
Hissho Sushi Merger Sub LLC(10)	First lien senior secured loan	SR +	5.75%	05/2028	112,834	111,835	112,834	1.9%
Hissho Sushi Merger Sub LLC(10)(17)	First lien senior secured revolving loan	SR +	5.75%	05/2028	583	508	583	—%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(9)	First lien senior secured loan	SR +	6.25%	03/2027	275,000	270,733	270,189	4.6%
KBP Brands, LLC(10)	First lien senior secured loan	SR +	6.50% (1.00% PIK)	05/2027	14,672	14,519	14,415	0.2%
KBP Brands, LLC(10)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.50% (1.00% PIK)	12/2023	33,447	33,104	32,848	0.6%
Naked Juice LLC (dba Tropicana)(10)(22)	First lien senior secured loan	SR +	3.25%	01/2029	14,266	14,242	12,510	0.2%
Ole Smoky Distillery, LLC(9)	First lien senior secured loan	SR +	5.25%	03/2028	24,847	24,418	24,474	0.4%
Ole Smoky Distillery, LLC(9)(17)(18)	First lien senior secured revolving loan	SR +	5.25%	03/2028	—	(55)	(50)	—%
Pegasus BidCo B.V.(10)(22)(23)	First lien senior secured loan	SR +	4.25%	07/2029	10,474	10,376	10,290	0.2%
Shearer's Foods, LLC(6)(22)	First lien senior secured loan	L +	3.50%	09/2027	39,466	39,465	38,479	0.7%
Sovos Brands Intermediate, Inc.(7)(22)	First lien senior secured loan	L +	3.50%	06/2028	10,145	10,137	10,043	0.2%
Ultimate Baked Goods Midco, LLC(9)	First lien senior secured loan	SR +	6.50%	08/2027	16,294	15,978	15,968	0.3%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Ultimate Baked Goods Midco, LLC(9)(17)	First lien senior secured revolving loan	SR +	6.50%	08/2027	250	214	210	—%
					636,035	627,921	622,140	10.6%
Healthcare equipment and services
Canadian Hospital Specialties Ltd.(12)(23)	First lien senior secured loan	C +	4.50%	04/2028	$3,636	$3,884	$3,563	0.1%
Canadian Hospital Specialties Ltd.(17)(18)(19)(23)	First lien senior secured delayed draw term loan	C +	4.50%	04/2023	—	(6)	(6)	—%
Canadian Hospital Specialties Ltd.(12)(17)(23)	First lien senior secured revolving loan	C +	4.50%	04/2027	146	155	139	—%
Confluent Medical Technologies, Inc.(10)	First lien senior secured loan	SR +	3.75%	02/2029	24,912	24,804	24,103	0.4%
Confluent Medical Technologies, Inc.(10)	Second lien senior secured loan	SR +	6.50%	02/2030	46,000	45,173	44,505	0.8%
Dermatology Intermediate Holdings III, Inc.(10)(22)	First lien senior secured loan	SR +	4.25%	03/2029	13,071	12,838	12,776	0.2%
Dermatology Intermediate Holdings III, Inc.(10)(17)(19)(22)	First lien senior secured delayed draw term loan	SR +	4.25%	04/2024	2,408	2,343	2,353	—%
CSC MKG Topco LLC. (dba Medical Knowledge Group)(9)	First lien senior secured loan	SR +	5.75%	02/2029	97,466	95,770	96,004	1.6%
CSC MKG Topco LLC. (dba Medical Knowledge Group)(10)	First lien senior secured loan	SR +	5.75%	02/2029	3,077	2,984	3,031	0.1%
Medline Borrower, LP(6)(22)	First lien senior secured loan	L +	3.25%	10/2028	24,750	24,650	24,104	0.4%
Medline Borrower, LP(6)(17)(18)	First lien senior secured revolving loan	L +	3.25%	10/2026	—	(32)	(86)	—%
Natus Medical Inc.(10)	First lien senior secured loan	SR +	5.50%	07/2029	499	466	471	—%
Packaging Coordinators Midco, Inc.(7)(22)	First lien senior secured loan	L +	3.50%	11/2027	4,750	4,668	4,633	0.1%
Packaging Coordinators Midco, Inc.(7)	Second lien senior secured loan	L +	7.00%	12/2029	53,918	52,433	51,357	0.9%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(10)(23)	First lien senior secured loan	SR +	6.75%	01/2028	50,774	50,136	50,012	0.8%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(10)(17)(18)(23)	First lien senior secured revolving loan	SR +	6.75%	01/2026	—	(1)	(1)	—%
PERKINELMER U.S. LLC(10)	First lien senior secured loan	SR +	6.75%	03/2029	78,094	76,544	76,533	1.3%
Rhea Parent, Inc.(10)	First lien senior secured loan	SR +	5.75%	02/2029	77,185	75,832	76,027	1.3%
Zest Acquisition Corp.(9)(22)	First lien senior secured loan	SR +	5.50%	02/2028	11,844	11,294	11,377	0.2%
					492,530	483,935	480,895	8.2%
Healthcare providers and services
Covetrus, Inc.(10)(22)	First lien senior secured loan	SR +	5.00%	10/2029	$10,490	$9,942	$9,874	0.2%
Covetrus Inc.(10)	Second lien senior secured loan	SR +	9.25%	10/2030	160,000	156,845	157,200	2.7%
Ex Vivo Parent Inc. (dba OB Hospitalist)(7)	First lien senior secured loan	L +	9.50%	09/2028	31,607	31,091	30,896	0.5%
Engage Debtco Ltd.(9)(23)	First lien senior secured loan	SR +	5.85%	07/2029	60,833	59,430	59,921	1.0%
Engage Debtco Ltd.(9)(23)	First lien senior secured loan	SR +	7.25%	07/2029	30,367	29,482	30,215	0.5%
Engage Debtco Ltd.(9)(23)	First lien senior secured delayed draw term loan	SR +	5.85%	07/2029	19,750	19,303	19,454	0.3%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

HAH Group Holding Company LLC (dba Help at Home)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.00%	05/2023	—	4	—	—%
MJH Healthcare Holdings, LLC(9)(22)	First lien senior secured loan	SR +	3.50%	01/2029	19,800	19,732	19,281	0.3%
Natural Partners, LLC(10)(23)	First lien senior secured loan	SR +	6.00%	11/2027	68,506	67,354	67,650	1.2%
Natural Partners, LLC(10)(17)(18)(23)	First lien senior secured revolving loan	SR +	6.00%	11/2027	—	(83)	(63)	—%
OB Hospitalist Group, Inc.(10)	First lien senior secured loan	SR +	5.50%	09/2027	60,884	59,924	60,123	1.0%
OB Hospitalist Group, Inc.(10)(17)	First lien senior secured revolving loan	SR +	5.50%	09/2027	3,091	2,971	2,991	0.1%
Pacific BidCo Inc.(10)(23)	First lien senior secured loan	SR +	5.75%	08/2029	161,148	157,393	158,731	2.7%
Pacific BidCo Inc.(10)(17)(18)(19)(23)	First lien senior secured delayed draw term loan	SR +	5.75%	08/2025	—	(203)	(45)	—%
Phoenix Newco, Inc. (dba Parexel)(6)(22)	First lien senior secured loan	L +	3.25%	11/2028	19,800	19,718	19,549	0.3%
Phoenix Newco, Inc. (dba Parexel)(6)	Second lien senior secured loan	L +	6.50%	11/2029	140,000	138,732	138,600	2.4%
Physician Partners, LLC(10)(22)	First lien senior secured loan	SR +	4.00%	12/2028	12,845	12,734	12,048	0.2%
Plasma Buyer LLC (dba Pathgroup)(10)	First lien senior secured loan	SR +	5.75%	05/2029	109,581	107,601	107,938	1.8%
Plasma Buyer LLC (dba Pathgroup)(10)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	05/2024	—	(249)	(143)	—%
Plasma Buyer LLC (dba Pathgroup)(10)(17)(18)	First lien senior secured revolving loan	SR +	5.75%	05/2028	—	(209)	(184)	—%
Pediatric Associates Holding Company, LLC(6)(22)	First lien senior secured loan	L +	3.25%	12/2028	19,800	19,727	19,311	0.3%
Pediatric Associates Holding Company, LLC(6)(17)(19)(22)	First lien senior secured delayed draw term loan	L +	3.25%	02/2024	2,999	2,988	2,914	—%
PPV Intermediate Holdings, LLC(9)	First lien senior secured loan	SR +	5.75%	08/2029	156,681	153,867	154,723	2.6%
PPV Intermediate Holdings, LLC(9)(17)(18)	First lien senior secured revolving loan	SR +	5.75%	08/2029	—	(217)	(148)	—%
PPV Intermediate Holdings, LLC(9)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	09/2024	—	(145)	(17)	—%
TC Holdings, LLC (dba TrialCard)(11)	First lien senior secured loan	SR +	5.00%	04/2027	64,247	63,710	64,247	1.1%
TC Holdings, LLC (dba TrialCard)(11)(17)(18)	First lien senior secured revolving loan	SR +	5.00%	04/2027	—	(63)	—	—%
Tivity Health, Inc.(10)	First lien senior secured loan	SR +	6.00%	06/2029	151,240	147,778	150,106	2.6%
Unified Women's Healthcare, LP(9)	First lien senior secured loan	SR +	5.25%	06/2029	82,149	81,587	82,149	1.4%
Unified Women's Healthcare, LP(9)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.25%	06/2024	—	(9)	—	—%
Unified Women's Healthcare, LP(9)(17)(18)	First lien senior secured revolving loan	SR +	5.50%	06/2029	—	(54)	—	—%
Quva Pharma, Inc. (7)	First lien senior secured loan	L +	5.50%	04/2028	4,477	4,374	4,410	0.1%
Quva Pharma, Inc. (7)(17)	First lien senior secured revolving loan	L +	5.50%	04/2026	300	292	293	—%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(6)	First lien senior secured loan	L +	5.50%	03/2025	120,063	120,063	118,863	2.1%
Vermont Aus Pty Ltd.(10)(23)	First lien senior secured loan	SR +	5.50%	03/2028	53,955	52,796	53,011	0.9%
					1,564,613	1,538,206	1,543,898	26.3%
Healthcare technology
Athenahealth Group Inc.(9)(22)	First lien senior secured loan	SR +	3.50%	02/2029	$29,560	$29,163	$27,639	0.5%
Athenahealth Group Inc.(9)(17)(18)(19)(22)	First lien senior secured delayed draw term loan	SR +	3.50%	08/2023	—	(41)	(218)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(7)	First lien senior secured loan	L +	5.75%	08/2028	53,631	52,935	52,559	0.9%
BCPE Osprey Buyer, Inc. (dba PartsSource)(7)(17)(18)(19)	First lien senior secured delayed draw term loan	L +	5.75%	08/2023	—	(181)	(272)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(17)	First lien senior secured revolving loan	L +	5.75%	08/2026	1,034	984	941	—%
Color Intermediate, LLC (dba ClaimsXten)(10)	First lien senior secured loan	SR +	5.50%	10/2029	9,234	9,059	9,119	0.2%
IMO Investor Holdings, Inc.(11)	First lien senior secured loan	SR +	6.00%	05/2029	20,742	20,367	20,586	0.4%
IMO Investor Holdings, Inc.(11)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.00%	05/2024	—	(43)	—	—%
IMO Investor Holdings, Inc.(11)(17)	First lien senior secured revolving loan	SR +	6.00%	05/2028	968	926	949	—%
Interoperability Bidco, Inc. (dba Lyniate)(10)	First lien senior secured loan	SR +	7.00%	12/2026	75,756	75,362	75,188	1.3%
Interoperability Bidco, Inc. (dba Lyniate)(10)(17)	First lien senior secured revolving loan	SR +	7.00%	12/2024	1,805	1,755	1,760	—%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)	First lien senior secured loan	SR +	6.00%	10/2028	20,764	20,417	20,349	0.3%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.00%	03/2024	2,388	2,282	2,264	—%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)(17)	First lien senior secured revolving loan	SR +	6.00%	10/2027	167	142	134	—%
Imprivata, Inc.(9)(22)	First lien senior secured loan	SR +	4.25%	12/2027	10,529	10,238	10,319	0.2%
Imprivata, Inc.(9)	Second lien senior secured loan	SR +	6.25%	12/2028	50,294	49,791	49,413	0.8%
Ocala Bidco, Inc.(7)	First lien senior secured loan	L +	6.25% (2.75% PIK)	11/2028	82,078	80,413	80,436	1.4%
Ocala Bidco, Inc.(7)(17)(18)(19)	First lien senior secured delayed draw term loan	L +	3.50%	05/2024	—	(85)	(64)	—%
Ocala Bidco, Inc.(7)	Second lien senior secured loan	L +	10.50% PIK	11/2033	44,302	43,586	43,748	0.7%
Intelerad Medical Systems Inc.(10)(23)	First lien senior secured loan	SR +	6.50%	08/2026	30,005	29,721	29,630	0.5%
Intelerad Medical Systems Inc.(10)(23)	First lien senior secured revolving loan	SR +	6.50%	08/2026	1,145	1,145	1,131	—%
PointClickCare Technologies Inc.(10)(23)	First lien senior secured loan	SR +	4.00%	12/2027	19,800	19,548	19,553	0.3%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(6)(22)	First lien senior secured loan	L +	3.25%	03/2028	14,359	13,905	13,791	0.2%
Zelis Cost Management Buyer, Inc.(6)(22)	First lien senior secured loan	L +	3.50%	09/2026	4,887	4,854	4,860	0.1%
					473,448	466,243	463,815	7.8%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Household products
Aptive Environmental, LLC(16)	First lien senior secured loan		12.00% (6.00% PIK)	01/2026	$8,689	$7,402	$8,037	0.1%
Mario Purchaser, LLC (dba Len the Plumber)(9)	First lien senior secured loan	SR +	5.75%	04/2029	75,712	74,352	75,334	1.3%
Mario Purchaser, LLC (dba Len the Plumber)(9)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	04/2024	11,730	11,275	11,671	0.2%
Mario Purchaser, LLC (dba Len the Plumber)(9)(17)(18)	First lien senior secured revolving loan	SR +	5.75%	04/2028	—	(136)	(40)	—%
Mario Midco Holdings, Inc. (dba Len the Plumber)(9)	Unsecured facility	SR +	10.75% PIK	04/2032	24,686	24,066	24,501	0.4%
Simplisafe Holding Corporation(9)	First lien senior secured loan	SR +	6.25%	05/2028	127,753	125,512	126,795	2.2%
Simplisafe Holding Corporation(9)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.25%	05/2024	—	(136)	—	—%
Southern Air & Heat Holdings, LLC(7)	First lien senior secured loan	L +	4.50%	10/2027	1,077	1,064	1,063	—%
Southern Air & Heat Holdings, LLC(8)(17)(19)	First lien senior secured delayed draw term loan	L +	4.50%	10/2023	999	986	985	—%
Southern Air & Heat Holdings, LLC(7)(17)	First lien senior secured revolving loan	L +	4.50%	10/2027	79	76	75	—%
Walker Edison Furniture Company LLC(9)(32)	First lien senior secured revolving loan	SR +	6.25%	03/2027	1,339	1,333	1,339	—%
Walker Edison Furniture Company LLC(9)(32)	First lien senior secured loan	SR +	6.75%	03/2027	2,505	2,450	2,455	—%
Walker Edison Furniture Company LLC(17)(19)(32)	First lien senior secured delayed draw term loan	SR +	6.75%	03/2027	—	—	—	—%
					254,569	248,244	252,215	4.2%
Human resource support services
Cornerstone OnDemand, Inc.(6)(21)	First lien senior secured loan	L +	3.75%	10/2028	$19,800	$19,718	$18,810	0.3%
Cornerstone OnDemand, Inc.(6)	Second lien senior secured loan	L +	6.50%	10/2029	44,583	44,006	42,800	0.7%
IG Investments Holdings, LLC (dba Insight Global)(7)	First lien senior secured loan	L +	6.00%	09/2028	47,909	47,137	47,551	0.8%
IG Investments Holdings, LLC (dba Insight Global)(7)(17)(18)	First lien senior secured revolving loan	L +	6.00%	09/2027	—	(54)	(27)	—%
					112,292	110,807	109,134	1.8%
Infrastructure and environmental services
Aegion Corp.(6)(21)	First lien senior secured loan	L +	4.75%	05/2028	$4,925	$4,907	$4,786	0.1%
The Goldfield Corp.(9)	First lien senior secured loan	SR +	6.25%	12/2026	993	976	985	—%
Osmose Utilities Services, Inc.(6)(22)	First lien senior secured loan	L +	3.25%	06/2028	16,756	16,662	16,052	0.3%
USIC Holdings, Inc.(6)(22)	First lien senior secured loan	L +	3.50%	05/2028	11,907	11,600	11,500	0.2%
USIC Holdings, Inc.(6)(21)	Second lien senior secured loan	L +	6.50%	05/2029	39,691	39,487	37,508	0.6%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(10)	First lien senior secured loan	SR +	5.50%	03/2028	32,365	31,811	31,961	0.5%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(10)(17)	First lien senior secured revolving loan	SR +	5.50%	03/2028	881	793	814	—%
					107,518	106,236	103,606	1.7%
Insurance

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Acrisure, LLC(10)(22)	First lien senior secured loan	SR +	5.75%	02/2027	$42,394	$41,594	$41,970	0.7%
Acrisure, LLC(6)(22)	First lien senior secured loan	L +	3.50%	02/2027	8,705	8,230	8,407	0.1%
Acrisure, LLC(6)(22)	First lien senior secured loan	L +	4.25%	02/2027	1,990	1,934	1,945	—%
Acrisure, LLC(6)(22)	First lien senior secured loan	L +	3.75%	02/2027	1,990	1,906	1,940	—%
Alera Group, Inc.(9)	First lien senior secured loan	SR +	6.00%	10/2028	149,610	146,901	149,237	2.6%
AmeriLife Holdings LLC(11)	First lien senior secured loan	SR +	5.75%	08/2029	129,856	127,419	128,558	2.2%
AmeriLife Holdings LLC(11)(17)(18)	First lien senior secured revolving loan	SR +	5.75%	08/2028	—	(294)	(163)	—%
AmeriLife Holdings LLC(11)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	09/2024	21,643	21,143	21,426	0.4%
AssuredPartners, Inc.(6)(22)	First lien senior secured loan	L +	3.50%	02/2027	7,860	7,860	7,755	0.1%
AssuredPartners, Inc.(9)(22)	First lien senior secured loan	SR +	3.50%	02/2027	24,750	24,701	24,441	0.4%
AssuredPartners, Inc.(9)(22)	First lien senior secured loan	SR +	4.25%	02/2027	4,975	4,814	4,950	0.1%
Asurion, LLC(6)(22)	First lien senior secured loan	L +	3.00%	11/2024	14,354	13,929	14,318	0.2%
Asurion, LLC(6)(22)	Second lien senior secured loan	L +	5.25%	01/2029	154,017	150,498	126,602	2.2%
Brightway Holdings, LLC(9)	First lien senior secured loan	SR +	6.50%	12/2027	17,716	17,533	17,361	0.3%
Brightway Holdings, LLC(9)(17)	First lien senior secured revolving loan	SR +	6.50%	12/2027	632	611	589	—%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(10)	First lien senior secured loan	SR +	7.50%	03/2029	909	886	886	—%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(10)(17)(18)	First lien senior secured revolving loan	SR +	7.50%	03/2029	—	(2)	(2)	—%
Evolution BuyerCo, Inc. (dba SIAA)(10)	First lien senior secured loan	SR +	6.25%	04/2028	26,270	26,004	26,007	0.4%
Evolution BuyerCo, Inc. (dba SIAA)(10)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.75%	12/2023	1,397	1,397	1,390	—%
Evolution BuyerCo, Inc. (dba SIAA)(10)(17)(18)	First lien senior secured revolving loan	SR +	6.25%	04/2027	—	(7)	(7)	—%
Hyperion Refinance S.a.r.l (dba Howden Group)(9)(23)	First lien senior secured loan	SR +	5.25%	11/2027	131,000	128,503	131,000	2.2%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(6)	First lien senior secured loan	L +	9.50% PIK	07/2028	14,530	14,327	14,421	0.2%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(6)(17)(18)(19)	First lien senior secured delayed draw term loan	L +	5.25%	06/2024	—	(77)	—	—%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(8)	First lien senior secured loan	L +	6.00%	11/2028	133,312	132,052	133,312	2.3%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(11)	First lien senior secured delayed draw term loan	SR +	6.00%	11/2028	69,186	68,589	69,186	1.2%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(8)(17)(18)	First lien senior secured revolving loan	L +	6.00%	11/2027	—	(20)	—	—%
PCF Midco II, LLC (dba PCF Insurance Services)(16)	First lien senior secured loan		9.00% PIK	10/2031	50,363	46,519	45,830	0.8%
Tempo Buyer Corp. (dba Global Claims Services)(10)	First lien senior secured loan	SR +	5.50%	08/2028	36,067	35,479	35,436	0.6%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Tempo Buyer Corp. (dba Global Claims Services)(10)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.50%	08/2023	—	(80)	(77)	—%
Tempo Buyer Corp. (dba Global Claims Services)(15)(17)	First lien senior secured revolving loan	P +	4.50%	08/2027	1,651	1,575	1,561	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(10)	First lien senior secured loan	SR +	5.50%	07/2027	14,866	14,639	14,681	0.2%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(10)(17)(18)	First lien senior secured revolving loan	SR +	5.50%	07/2027	—	(16)	(14)	—%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(6)	First lien senior secured loan	L +	5.25%	12/2028	32,620	32,159	32,457	0.6%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(15)(17)	First lien senior secured revolving loan	P +	4.25%	12/2027	1,545	1,505	1,528	—%
					1,094,208	1,072,211	1,056,931	17.8%
Internet software and services
Anaplan, Inc.(9)	First lien senior secured loan	SR +	6.50%	06/2029	$229,639	$227,560	$229,639	3.9%
Anaplan, Inc.(9)(17)(18)	First lien senior secured revolving loan	SR +	6.50%	06/2028	—	(144)	—	—%
Appfire Technologies, LLC(9)	First lien senior secured loan	SR +	5.50%	03/2027	3,701	3,678	3,682	0.1%
Appfire Technologies, LLC(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.50%	06/2024	—	(117)	—	—%
Appfire Technologies, LLC(9)(17)	First lien senior secured revolving loan	SR +	5.50%	03/2027	93	73	85	—%
Avalara, Inc.(10)	First lien senior secured loan	SR +	7.25%	10/2028	70,455	69,455	69,926	1.2%
Avalara, Inc.(10)(17)(18)	First lien senior secured revolving loan	SR +	7.25%	10/2028	—	(98)	(53)	—%
Armstrong Bidco Ltd. (dba The Access Group)(14)(23)	First lien senior secured loan	SA +	5.50%	06/2029	32,853	31,938	32,607	0.6%
Armstrong Bidco Ltd. (dba The Access Group)(14)(17)(19)(23)	First lien senior secured delayed draw term loan	SA +	5.50%	06/2025	13,303	12,927	13,222	0.2%
Barracuda Parent, LLC(10)(22)	First lien senior secured loan	SR +	4.50%	08/2029	27,581	26,806	26,502	0.5%
Barracuda Parent, LLC(10)	Second lien senior secured loan	SR +	7.00%	08/2030	93,250	90,591	89,054	1.5%
Bayshore Intermediate #2, L.P. (dba Boomi)(6)	First lien senior secured loan	L +	7.75% PIK	10/2028	22,076	21,715	21,744	0.4%
Bayshore Intermediate #2, L.P. (dba Boomi)(6)(17)	First lien senior secured revolving loan	L +	6.75%	10/2027	319	292	295	—%
BCPE Nucleon (DE) SPV, LP(8)(23)	First lien senior secured loan	L +	7.00%	09/2026	24,012	23,811	23,952	0.4%
BCTO BSI Buyer, Inc. (dba Buildertrend)(10)	First lien senior secured loan	SR +	8.00% PIK	12/2026	1,080	1,072	1,080	—%
BCTO BSI Buyer, Inc. (dba Buildertrend)(10)(17)(18)	First lien senior secured revolving loan	SR +	7.00%	12/2026	—	(2)	—	—%
Central Parent, Inc.(10)(22)	First lien senior secured loan	SR +	4.25%	07/2029	9,377	9,118	9,335	0.2%
CivicPlus, LLC(7)	First lien senior secured loan	L +	6.75% (2.50% PIK)	08/2027	27,711	27,483	27,711	0.5%
CivicPlus, LLC(7)(17)(18)	First lien senior secured revolving loan	L +	6.25%	08/2027	—	(18)	—	—%
CP PIK Debt Issuer, LLC (dba CivicPlus, LLC)(11)	Unsecured notes	SR +	11.75% PIK	06/2034	14,506	14,129	14,434	0.2%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Coupa Holdings, LLC(9)	First lien senior secured loan	SR +	7.50%	02/2030	24,344	23,740	23,735	0.4%
Coupa Holdings, LLC(9)(17)(18)	First lien senior secured revolving loan	SR +	7.50%	02/2029	—	(41)	(42)	—%
Coupa Holdings, LLC(9)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	7.50%	08/2024	—	(27)	(27)	—%
Delta TopCo, Inc. (dba Infoblox, Inc.)(10)(22)	First lien senior secured loan	SR +	3.75%	12/2027	27,252	25,658	25,197	0.4%
Delta TopCo, Inc. (dba Infoblox, Inc.)(10)	Second lien senior secured loan	SR +	7.25%	12/2028	49,222	48,972	45,776	0.8%
EET Buyer, Inc. (dba e-Emphasys)(8)	First lien senior secured loan	L +	5.25%	11/2027	19,350	19,194	19,350	0.3%
EET Buyer, Inc. (dba e-Emphasys)(8)(17)(18)	First lien senior secured revolving loan	L +	5.75%	11/2027	—	(15)	—	—%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(7)	First lien senior secured loan	L +	5.50%	08/2027	8,241	8,083	7,768	0.1%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(7)(17)(19)	First lien senior secured delayed draw term loan	L +	5.50%	08/2023	1,854	1,812	1,709	—%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(7)(17)	First lien senior secured revolving loan	L +	5.50%	08/2027	793	777	742	—%
Granicus, Inc.(6)	First lien senior secured loan	L +	5.50%	01/2027	1,816	1,786	1,780	—%
Granicus, Inc.(6)(17)	First lien senior secured revolving loan	L +	6.50%	01/2027	85	82	81	—%
Granicus, Inc.(6)	First lien senior secured delayed draw term loan	L +	6.00%	01/2027	342	337	335	—%
Grayshift, LLC(9)	First lien senior secured loan	SR +	7.50%	07/2028	22,411	22,208	22,411	0.4%
Grayshift, LLC(9)(17)(18)	First lien senior secured revolving loan	SR +	7.50%	07/2028	—	(21)	—	—%
GS Acquisitionco, Inc. (dba insightsoftware)(10)	First lien senior secured loan	SR +	5.75%	05/2026	8,971	8,939	8,949	0.2%
Help/Systems Holdings, Inc.(10)(22)	First lien senior secured loan	SR +	4.00%	11/2026	64,368	64,079	56,998	1.0%
Help/Systems Holdings, Inc.(9)	Second lien senior secured loan	SR +	6.75%	11/2027	25,000	24,753	22,375	0.4%
Hyland Software, Inc.(6)(22)	First lien senior secured loan	L +	3.50%	07/2024	23,594	23,415	23,292	0.4%
Hyland Software, Inc.(6)(22)	Second lien senior secured loan	L +	6.25%	07/2025	60,517	60,296	57,600	1.0%
Ivanti Software, Inc.(7)	Second lien senior secured loan	L +	7.25%	12/2028	19,000	18,919	13,775	0.2%
MessageBird BidCo B.V.(6)(23)	First lien senior secured loan	L +	6.75%	05/2027	5,000	4,919	4,913	0.1%
Ministry Brands Holdings, LLC.(10)	First lien senior secured loan	SR +	5.50%	12/2028	48,941	48,101	47,962	0.8%
Ministry Brands Holdings, LLC.(6)(17)(19)	First lien senior secured delayed draw term loan	L +	5.50%	12/2023	1,997	1,848	1,819	—%
Ministry Brands Holdings, LLC.(10)(17)	First lien senior secured revolving loan	SR +	5.50%	12/2027	1,186	1,111	1,092	—%
Mitnick Corporate Purchaser, Inc.(10)(17)(21)	First lien senior secured revolving loan	SR +	3.50%	05/2027	3,163	3,169	3,163	0.1%
Oranje Holdco,Inc. (dba KnowBe4)(9)	First lien senior secured loan	SR +	7.75%	02/2029	81,182	79,987	79,964	1.4%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Oranje Holdco, Inc. (dba KnowBe4)(9)(17)(18)	First lien senior secured revolving loan	SR +	7.75%	02/2029	—	(148)	(152)	—%
QAD Inc.(6)	First lien senior secured loan	L +	6.00%	11/2027	46,035	45,292	44,999	0.8%
QAD Inc.(6)(17)(18)	First lien senior secured revolving loan	L +	6.00%	11/2027	—	(92)	(135)	—%
Perforce Software, Inc.(9)	First lien senior secured loan	SR +	4.50%	07/2026	14,888	14,585	14,143	0.2%
Proofpoint, Inc.(6)(22)	First lien senior secured loan	L +	3.25%	08/2028	12,253	11,855	11,956	0.2%
Proofpoint, Inc.(6)	Second lien senior secured loan	L +	6.25%	08/2029	7,500	7,468	7,050	0.1%
Sailpoint Technologies Holdings, Inc.(9)	First lien senior secured loan	SR +	6.25%	08/2029	59,880	58,695	59,131	1.0%
Sailpoint Technologies Holdings, Inc.(9)(17)(18)	First lien senior secured revolving loan	SR +	6.25%	08/2028	—	(102)	(71)	—%
Securonix, Inc.(10)	First lien senior secured loan	SR +	6.50%	04/2028	29,661	29,403	29,216	0.5%
Securonix, Inc.(10)(17)(18)	First lien senior secured revolving loan	SR +	6.50%	04/2028	—	(45)	(80)	—%
Sedgwick Claims Management Services, Inc.(9)(21)(22)	First lien senior secured loan	SR +	3.75%	02/2028	10,000	9,798	9,860	0.2%
Sophos Holdings, LLC(7)(22)(23)	First lien senior secured loan	L +	3.50%	03/2027	20,083	20,029	19,874	0.3%
Tahoe Finco, LLC(6)(23)	First lien senior secured loan	L +	6.00%	09/2028	83,721	83,028	82,674	1.4%
Tahoe Finco, LLC(6)(17)(18)(23)	First lien senior secured revolving loan	L +	6.00%	10/2027	—	(47)	(78)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(7)	First lien senior secured loan	L +	5.75%	06/2028	11,911	11,817	11,792	0.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(7)(17)	First lien senior secured revolving loan	L +	5.75%	06/2027	449	444	442	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(7)(17)(19)	First lien senior secured delayed draw term loan	L +	5.75%	08/2023	729	723	722	—%
When I Work, Inc.(7)	First lien senior secured loan	L +	12.60% PIK	11/2027	23,828	23,649	23,411	0.4%
Zendesk, Inc.(10)	First lien senior secured loan	SR +	7.00%	11/2028	120,319	118,019	118,213	2.0%
Zendesk, Inc.(10)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.50%	11/2024	—	(1,052)	(226)	—%
Zendesk, Inc.(10)(17)(18)	First lien senior secured revolving loan	SR +	6.50%	11/2028	—	(233)	(217)	—%
When I Work, Inc.(7)(17)	First lien senior secured revolving loan	L +	6.00%	11/2027	416	385	343	—%
					1,510,258	1,485,821	1,466,799	24.9%
Leisure and entertainment
Troon Golf, L.L.C.(8)	First lien senior secured loan	L +	5.75%	08/2027	$93,176	$92,817	$93,176	1.6%
Troon Golf, L.L.C.(8)(17)(18)	First lien senior secured revolving loan	L +	6.00%	08/2026	—	(24)	—	—%
Troon Golf, L.L.C.(8)(17)(19)	First lien senior secured delayed draw term loan	L +	5.75%	05/2024	39,750	39,206	39,750	0.7%
					132,926	131,999	132,926	2.3%
Manufacturing

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

ACR Group Borrower, LLC(7)	First lien senior secured loan	L +	4.50%	03/2028	$4,053	$4,008	$3,982	0.1%
ACR Group Borrower, LLC(10)	First lien senior secured loan	SR +	6.00%	03/2028	871	859	871	—%
ACR Group Borrower, LLC(7)(17)	First lien senior secured revolving loan	L +	4.50%	03/2026	525	517	510	—%
BCPE Watson (DE) ORML, LP(11)(23)(27)	First lien senior secured loan	SR +	6.50%	07/2028	101,500	100,582	100,739	1.7%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(22)	First lien senior secured loan	L +	3.50%	05/2028	9,925	9,868	9,773	0.2%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(21)	Second lien senior secured loan	L +	6.50%	05/2029	37,181	37,030	37,181	0.6%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(21)	Second lien senior secured loan	L +	6.00%	05/2029	19,160	19,117	19,160	0.3%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)	First lien senior secured loan	L +	4.00%	12/2027	18,728	18,400	18,587	0.3%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)	Second lien senior secured loan	L +	8.25%	12/2028	11,728	11,464	11,553	0.2%
Helix Acquisition Holdings, Inc. (dba MW Industries)(10)	First lien senior secured loan	SR +	7.00%	03/2030	65,000	63,051	63,050	1.1%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(9)	First lien senior secured loan	SR +	6.00%	07/2027	86,829	86,124	86,395	1.5%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(9)	First lien senior secured loan	SR +	6.25%	07/2027	12,935	12,701	12,903	0.2%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(9)(17)	First lien senior secured revolving loan	SR +	6.00%	07/2027	500	474	482	—%
Pro Mach Group, Inc.(6)(22)	First lien senior secured loan	L +	4.00%	08/2028	30,551	30,391	30,364	0.5%
					399,486	394,586	395,550	6.7%
Professional Services
Apex Group Treasury, LLC(9)(23)	First lien senior secured loan	SR +	5.00%	07/2028	$24,938	$23,498	$24,563	0.4%
Apex Group Treasury, LLC(7)(23)	Second lien senior secured loan	L +	6.75%	07/2029	11,618	11,448	11,269	0.2%
Apex Service Partners, LLC(11)	First lien senior secured loan	SR +	5.50%	07/2025	91,241	90,233	91,013	1.5%
Apex Service Partners, LLC(7)(17)	First lien senior secured revolving loan	L +	5.25%	07/2025	2,300	2,251	2,289	—%
Apex Service Partners Intermediate 2, LLC(16)	First lien senior secured loan		12.50% PIK	07/2027	5,444	5,332	5,376	0.1%
Corporation Service Company(9)(22)	First lien senior secured loan	SR +	3.25%	11/2029	2,873	2,792	2,864	—%
EM Midco2 Ltd. (dba Element Materials Technology)(10)(22)(23)	First lien senior secured loan	SR +	4.25%	06/2029	27,878	27,846	27,496	0.5%
Guidehouse Inc.(9)	First lien senior secured loan	SR +	6.25%	10/2028	106,462	105,424	105,930	1.8%
Relativity ODA LLC(6)	First lien senior secured loan	L +	7.50% PIK	05/2027	5,036	4,988	5,036	0.1%
Relativity ODA LLC(6)(17)(18)	First lien senior secured revolving loan	L +	6.50%	05/2027	—	(4)	—	—%
Sovos Compliance, LLC(6)(22)	First lien senior secured loan	L +	4.50%	08/2028	29,266	28,753	27,656	0.5%
Vistage Worldwide, Inc.(9)	First lien senior secured loan	SR +	5.25%	07/2029	4,975	4,849	4,888	0.1%
VT Topco, Inc. (dba Veritext)(6)	First lien senior secured loan	SR +	3.75%	08/2025	2,752	2,731	2,704	—%
					314,783	310,141	311,084	5.2%
Specialty retail
Ideal Image Development, LLC(9)	First lien senior secured loan	SR +	6.50%	09/2027	$5,824	$5,719	$5,752	0.1%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Ideal Image Development, LLC(9)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.50%	03/2024	—	(3)	—	—%
Ideal Image Development, LLC(9)	First lien senior secured revolving loan	SR +	6.50%	09/2027	915	898	903	—%
Notorious Topco, LLC (dba Beauty Industry Group)(10)	First lien senior secured loan	SR +	6.75%	11/2027	60,154	59,415	59,402	1.0%
Notorious Topco, LLC (dba Beauty Industry Group)(10)	First lien senior secured loan	SR +	6.75%	11/2027	163,845	161,702	161,797	2.8%
Notorious Topco, LLC (dba Beauty Industry Group)(10)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.75%	11/2023	5,242	5,140	5,177	0.1%
Notorious Topco, LLC (dba Beauty Industry Group)(10)(17)	First lien senior secured revolving loan	SR +	6.75%	05/2027	1,056	997	990	—%
Milan Laser Holdings LLC(9)	First lien senior secured loan	SR +	5.00%	04/2027	20,372	20,226	20,372	0.3%
Milan Laser Holdings LLC(9)(17)(18)	First lien senior secured revolving loan	SR +	5.00%	04/2026	—	(11)	—	—%
The Shade Store, LLC(10)	First lien senior secured loan	SR +	6.00%	10/2027	67,330	66,659	64,805	1.1%
The Shade Store, LLC(10)	First lien senior secured loan	SR +	7.00%	10/2027	10,661	10,371	10,368	0.2%
The Shade Store, LLC(10)(17)	First lien senior secured revolving loan	SR +	6.00%	10/2026	4,773	4,712	4,517	0.1%
					340,172	335,825	334,083	5.7%
Telecommunications
Park Place Technologies, LLC(9)(22)	First lien senior secured loan	SR +	5.00%	11/2027	$1,142	$1,109	$1,093	—%
					1,142	1,109	1,093	—%
Transportation
Motus Group, LLC(6)	Second lien senior secured loan	L +	6.50%	12/2029	$10,000	$9,912	$9,825	0.2%
Safe Fleet Holdings, LLC(9)(22)	First lien senior secured loan	SR +	3.75%	02/2029	25,986	25,405	25,391	0.4%
					35,986	35,317	35,216	0.6%
Total non-controlled/non-affiliated portfolio company debt investments					$10,743,049	$10,580,615	$10,518,335	178.5%
Equity Investments
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(23)(24)(26)	LP Interest		N/A	N/A	33,061	$33,108	$33,956	0.6%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(16)(24)	Series A Convertible Preferred Stock		7.00% PIK	N/A	12,296	12,001	11,957	0.2%
						45,109	45,913	0.8%
Buildings and real estate
Associations Finance, Inc.(16)(24)	Preferred Stock		12.00% PIK	N/A	215,000,000	$223,970	$227,142	3.9%
Dodge Construction Network Holdings, L.P.(10)(24)	Series A Preferred Units	SR +	8.25% PIK	N/A	—	3	3	—%
Dodge Construction Network Holdings, L.P.(24)(26)	Class A-2 Common Units		N/A	N/A	143,963	123	123	—%
						224,096	227,268	3.9%
Business services
Denali Holding LP (dba Summit Companies)(24)(26)	Class A Units		N/A	N/A	686,513	$7,076	$8,838	0.2%
Hercules Buyer, LLC (dba The Vincit Group)(24)(26)(28)	Common Units		N/A	N/A	10,000	10	11	—%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Knockout Intermediate Holdings I Inc. (dba Kaseya)(16)(24)	Perpetual Preferred Stock	11.75% PIK	N/A	56,924	55,684	56,782	1.0%
					62,770	65,631	1.2%
Consumer products
ASP Conair Holdings LP(24)(26)	Class A Units	N/A	N/A	9,286	$929	$833	—%
					929	833	—%
Food and beverage
Hissho Sushi Holdings, LLC(24)(26)	Class A Units	N/A	N/A	941,780	$9,418	$10,404	0.2%
					9,418	10,404	0.2%
Healthcare equipment and services
Maia Aggregator, LP(24)(26)	Class A-2 Units	N/A	N/A	12,921,348	$12,921	$13,711	0.2%
KPCI Holdings, L.P.(24)(26)	Class A Units	N/A	N/A	1,781	2,313	2,510	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(16)(23)(24)	Class A Units	8.00% PIK	N/A	982	1,094	1,073	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(23)(24)(26)	Class B Units	N/A	N/A	13,517	146	153	—%
Rhea Acquisition Holdings, LP(24)(26)	Series A-2 Units	N/A	N/A	11,964,286	11,964	11,964	0.2%
					28,438	29,411	0.4%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(24)(26)	Class A Interests	N/A	N/A	3,520	$3,520	$3,269	0.1%
					3,520	3,269	0.1%
Healthcare technology
Minerva Holdco, Inc.(16)(24)	Series A Preferred Stock	10.75% PIK	N/A	112,849	$111,046	$103,257	1.8%
BEHP Co-Investor II, L.P.(23)(24)(26)	LP Interest	N/A	N/A	1,269,969	1,266	1,325	—%
Orange Blossom Parent, Inc.(24)(26)	Common Equity	N/A	N/A	16,667	1,667	1,710	—%
WP Irving Co-Invest, L.P.(23)(24)(26)	Partnership Units	N/A	N/A	1,250,000	1,251	1,304	—%
					115,230	107,596	1.8%
Household products
Evology LLC(24)(26)	Class B Units	N/A	N/A	316	$1,512	$2,082	—%
Walker Edison Holdco LLC(24)(26)	Common Equity	N/A	N/A	29,167	2,818	2,818	—%
					4,330	4,900	—%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)(16)(24)	Series A Preferred Stock	10.50% PIK	N/A	14,449	$14,170	$13,075	0.2%
					14,170	13,075	0.2%
Insurance
Accelerate Topco Holdings, LLC(24)(26)	Common Units	N/A	N/A	91,805	$2,535	$2,535	—%
Evolution Parent, LP (dba SIAA)(24)(26)	LP Interest	N/A	N/A	2,703	270	280	—%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(24)(26)	LP Interest	N/A	N/A	408	426	408	—%
PCF Holdco, LLC (dba PCF Insurance Services)(16)(17)(19)(24)	Series A Preferred Units	15.00% PIK	N/A	5,254	5,252	5,254	0.1%
PCF Holdco, LLC (dba PCF Insurance Services)(24)(26)	Class A Unit Warrants	N/A	N/A	1,504	5,129	5,134	0.1%
PCF Holdco, LLC (dba PCF Insurance Services)(24)(26)	Class A Units	N/A	N/A	6,047,390	15,336	27,614	0.5%
					28,948	41,225	0.7%
Internet software and services
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(24)(26)	Common Units	N/A	N/A	1,729,439	$1,729	$1,701	—%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(23)(24)(26)	LP Interest		N/A	N/A	—	987	987	—%
Elliott Alto Co-Investor Aggregator L.P.(23)(24)(26)	LP Interest		N/A	N/A	6,530	6,549	6,530	0.1%
Picard Holdco, Inc.(10)(24)	Series A Preferred Stock	SR +	12.00% PIK	N/A	57,459	55,965	56,023	1.0%
MessageBird Holding B.V.(23)(24)(26)	Extended Series C Warrants		N/A	N/A	7,980	49	7	—%
Project Alpine Co-Invest Fund, L.P.(23)(24)(26)	LP Interest		N/A	N/A	17,000	17,010	17,000	0.3%
Thunder Topco L.P. (dba Vector Solutions)(24)(26)	Common Units		N/A	N/A	712,884	713	730	—%
WMC Bidco, Inc. (dba West Monroe)(16)(24)	Senior Preferred Stock		11.25% PIK	N/A	37,891	37,137	35,807	0.6%
Project Hotel California Co-Invest Fund, L.P.(23)(24)(26)	LP Interest		N/A	N/A	3,522	3,525	3,522	0.1%
BCTO WIW Holdings, Inc. (dba When I Work)(24)(26)	Class A Common Stock		N/A	N/A	57,000	5,700	5,134	0.1%
Zoro TopCo, Inc. (16)(24)	Series A Preferred Stock		12.50% PIK	N/A	17,307	16,738	16,874	0.3%
Zoro TopCo, Inc. (24)(26)	Class A Common Units		N/A	N/A	1,380,129	13,801	13,801	0.2%
						159,903	158,116	2.7%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(24)(26)	LP Interest		N/A	N/A	1,000	$100	$118	—%
						100	118	—%
Total non-controlled/non-affiliated portfolio company equity investments						$696,961	$707,759	12.0%
Total non-controlled/non-affiliated portfolio company investments						$11,277,576	$11,226,094	190.5%

Non-controlled/affiliated portfolio company investments
Equity Investments
Pharmaceuticals
LSI Financing 1 DAC(23)(24)(26)(30)	Preferred equity		N/A	N/A	79,272	$79,322	$79,273	1.3%
						79,322	79,273	1.3%
Total non-controlled/affiliated portfolio company equity investments						$79,322	$79,273	1.3%

Controlled/affiliated portfolio company investments
Asset based lending and fund finance
Amergin Asset Management, LLC(23)(24)(26)(31)	Class A Units		N/A	N/A	50,000,000	$—	$—	—%
AAM Series 2.1 Aviation Feeder, LLC(17)(19)(23)(24)(26)(31)	LLC Interest		N/A	N/A	2,168	2,169	2,168	—%
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(17)(19)(23)(24)(26)(31)	LLC Interest		N/A	N/A	4,036	4,001	4,036	0.1%
						6,170	6,204	0.1%
Insurance
Fifth Season Investments LLC(24)(26)(27)(31)	Class A Units		N/A	N/A	28	$94,937	$94,936	1.6%
						94,937	94,936	1.6%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Investment funds & vehicles
ORCIC Senior Loan Fund LLC(23)(24)(27)(31)(33)	LLC Interest	N/A	N/A	182,683	$182,683	$184,517	3.1%
					182,683	184,517	3.1%

Total controlled/affiliated portfolio company equity investments					$283,790	$285,657	4.8%
Total Investments					$11,640,688	$11,591,024	196.6%

	Interest Rate Swaps as of March 31, 2023
	Company Receives	Company Pays	Maturity Date	Notional Amount	Hedged Instrument	Footnote Reference
Interest rate swap	7.75%	S+ 3.84%	9/16/2027	$600,000	September 2027 Notes	Note 6
Total				$600,000

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
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2023 was 4.86%.
(7)The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2023 was 5.19%.
(8)The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2023 was 5.31%.
(9)The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2023 was 4.80%.
(10)The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2023 was 4.91%.
(11)The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2023 was 4.90%.
(12)The interest rate on these loans is subject to 3 month CDOR, which as of March 31, 2023 was 5.02%.
(13)The interest rate on these loans is subject to 3 month EURIBOR, which as of March 31, 2023 was 3.04%.
(14)The interest rate on these loans is subject to SONIA, which as of March 31, 2023 was 4.18%.
(15)The interest rate on these loans is subject to Prime, which as of March 31, 2023 was 8.00%.
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
(22)Level 2 Investment.

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)
(23)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2023, non-qualifying assets represented 13.7% of total assets as calculated in accordance with the regulatory requirements.
(24)Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted security” under the Securities Act. As of March 31, 2023, the aggregate fair value of these securities is $1.1 billion, or 18.3% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC**	LLC Interest	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC**	LLC Interest	July 1, 2022
Accelerate Topco Holdings, LLC	Common Units	September 1, 2022
Amergin Asset Management, LLC**	Class A Units	July 1, 2022
ASP Conair Holdings LP	Class A Units	May 17, 2021
Associations Finance, Inc.	Preferred Stock	June 10, 2022
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
BEHP Co-Investor II, L.P.	LP Interest	May 6, 2022
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Denali Holding LP (dba Summit Companies)	Class A Units	September 14, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
Evology LLC	Class B Units	January 21, 2022
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Fifth Season Investments LLC**	Class A Units	October 17, 2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 28, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
Hissho Sushi Holdings, LLC	Class A Units	May 17, 2022
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya)	Perpetual Preferred Stock	June 22, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Holdings, L.P.	Class A Units	November 25, 2020
LSI Financing 1 DAC**	Preferred equity	December 14, 2022
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 3, 2021
Minerva Holdco, Inc.	Series A Preferred Stock	February 14, 2022
Orange Blossom Parent, Inc.	Common Equity	July 29, 2022
ORCIC Senior Loan Fund LLC*	LLC Interest	November 2, 2022
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Preferred equity	February 13, 2023
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Unit Warrants	February 13, 2023
Picard Holdco, Inc.	Series A Preferred Stock	September 29, 2022
Project Alpine Co-Invest Fund, L.P.	LP Interest	June 13, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 9, 2022

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	October 14, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
Walker Edison Holdco LLC	Common Equity	March 1, 2023
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 8, 2021
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
Zoro TopCo, Inc.	Class A Common Units	November 22, 2022
Zoro TopCo, Inc.	Series A Preferred Stock	November 22, 2022
*Refer to Note 4 "Investments - ORCIC Senior Loan Fund LLC", for further information.
** Refer to Note 3 "Agreements and Related Party Transactions - Controlled/Affiliated Portfolio Companies".

(25)As of March 31, 2023, the net estimated unrealized loss on investments for U.S. federal income tax purposes was $30.1 million based on a tax cost basis of $11.6 billion. As of March 31, 2023, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $109.4 million. As of March 31, 2023, the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $79.3 million.
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
(30)As defined in the 1940 Act, the Company is deemed to be an "affiliated person" of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (non-controlled affiliate"). Transactions related to investments in non-controlled affiliates for the period ended March 31, 2023 were as follows:

Company	Fair value as of December 31, 2022	Gross Additions(a)	Gross Reductions (b)	Net Change in Unrealized Gain/ (Loss)	Realized Gain/(Loss)	Fair value as of March 31, 2023	Dividend Income	Other Income
LSI Financing 1 DAC	$6,175	$73,099	$—	$(1)	$—	$79,273	$—	$—
Total	$6,175	$73,099	$—	$(1)	$—	$79,273	$—	$—

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

(31)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investment in controlled affiliates for the period ended March 31, 2023 were as follows:

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company	Fair value as of December 31, 2022	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/ (Loss)	Realized Gain/(Loss)	Fair value as of March 31, 2023	Dividend Income	Other Income
AAM Series 2.1 Aviation Feeder, LLC (c)	$1,568	$600	$—	$—	$—	$2,168	$—	$—
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC (c)	—	4,002	—	34	—	4,036	—	—
Fifth Season Investments LLC	89,680	5,256	—	—	—	94,936	—	—
ORCIC Senior Loan Fund LLC	140,394	40,906	—	3,217	—	184,517	6,097	—
Total	$231,642	$50,764	$—	$3,251	$—	$285,657	$6,097	$—
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

(32)Investment was on non-accrual status as of March 31, 2023.
(33)Investment measured at net asset value ("NAV").

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Core Income Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(5)
Advertising and media
Global Music Rights, LLC(7)	First lien senior secured loan	L +	5.50%	08/2028	$83,531	$82,119	$83,530	1.6%
Global Music Rights, LLC(7)(17)(18)	First lien senior secured revolving loan	L +	5.75%	08/2027	—	(116)	—	—%
The NPD Group, L.P.(9)	First lien senior secured loan	SR +	6.25% (2.75% PIK)	12/2028	224,081	219,669	219,600	4.2%
The NPD Group, L.P.(9)(17)	First lien senior secured revolving loan	SR +	5.75%	12/2027	1,712	1,449	1,427	—%
					309,324	303,121	304,557	5.8%
Aerospace and Defense
Bleriot US Bidco Inc.(7)(22)	First lien senior secured loan	L +	4.00%	10/2026	$5,096	$5,095	$5,031	0.1%
ManTech International Corporation(10)	First lien senior secured loan	SR +	5.75%	09/2029	14,181	13,907	13,898	0.3%
ManTech International Corporation(10)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	09/2024	—	(32)	(34)	—%
ManTech International Corporation(10)(17)(18)	First lien senior secured revolving loan	SR +	5.75%	09/2028	—	(34)	(36)	—%
Peraton Corp.(6)(22)	First lien senior secured loan	L +	3.75%	02/2028	14,746	14,722	14,377	0.3%
Peraton Corp.(6)(22)	Second lien senior secured loan	L +	7.75%	02/2029	4,854	4,795	4,599	0.1%
					38,877	38,453	37,835	0.8%
Automotive
Holley Inc.(7)(22)	First lien senior secured loan	L +	3.75%	11/2028	$2,348	$2,339	$2,027	—%
Mavis Tire Express Services Topco Corp.(9)(22)	First lien senior secured loan	SR +	4.00%	05/2028	9,850	9,811	9,378	0.2%
OAC Holdings I Corp. (dba Omega Holdings)(10)	First lien senior secured loan	SR +	5.00%	03/2029	9,142	8,974	8,867	0.2%
OAC Holdings I Corp. (dba Omega Holdings)(10)(17)	First lien senior secured revolving loan	SR +	5.00%	03/2028	1,433	1,388	1,356	—%
Power Stop, LLC(7)(21)	First lien senior secured loan	L +	4.75%	01/2029	29,775	29,509	26,798	0.5%
Spotless Brands, LLC(10)	First lien senior secured loan	SR +	6.50%	07/2028	54,425	53,397	53,335	1.1%
Spotless Brands, LLC(10)(17)(18)	First lien senior secured revolving loan	SR +	6.50%	07/2028	—	(27)	(29)	—%
					106,973	105,391	101,732	2.0%
Asset Based Lending and Fund Finance
Hg Genesis 9 Sumoco Limited(13)(23)	Unsecured facility	E+	7.00% PIK	03/2027	$124,092	$127,414	$124,092	2.4%
Hg Saturn LuchaCo Limited(14)(23)	Unsecured facility	S +	7.50% PIK	03/2026	1,898	2,144	1,874	—%
					125,990	129,558	125,966	2.4%
Buildings and real estate
Associations, Inc.(10)	First lien senior secured loan	SR +	6.50% (2.50% PIK)	07/2027	$104,673	$103,666	$104,412	2.0%
Associations, Inc.(10)(17)(18)	First lien senior secured revolving loan	SR +	6.50%	07/2027	—	(36)	(12)	—%
Associations, Inc.(10)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.50% (2.50% PIK)	06/2024	4,565	4,024	4,413	0.1%
CoreLogic Inc.(6)(22)	First lien senior secured loan	L +	3.50%	06/2028	42,056	41,236	34,962	0.7%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Dodge Construction Network, LLC(11)	First lien senior secured loan	SR +	4.75%	02/2029	17,114	16,878	14,547	0.3%
RealPage, Inc.(6)(21)(22)	First lien senior secured loan	L +	3.00%	04/2028	14,203	14,187	13,478	0.3%
RealPage, Inc.(6)	Second lien senior secured loan	L +	6.50%	04/2029	27,500	27,146	26,330	0.5%
Wrench Group LLC(7)	First lien senior secured loan	L +	4.00%	04/2026	10,545	10,410	10,176	0.2%
					220,656	217,511	208,306	4.1%
Business services
Access CIG, LLC(6)	Second lien senior secured loan	L +	7.75%	02/2026	$2,385	$2,379	$2,373	—%
BrightView Landscapes, LLC(9)(21)(22)	First lien senior secured loan	SR +	3.25%	04/2029	9,353	9,029	8,979	0.2%
ConnectWise, LLC(6)(22)	First lien senior secured loan	L +	3.50%	09/2028	30,003	30,065	28,436	0.5%
CoreTrust Purchasing Group LLC(10)	First lien senior secured loan	SR +	6.75%	10/2029	97,393	95,495	95,445	1.8%
CoreTrust Purchasing Group LLC(10)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.75%	09/2024	—	(68)	(71)	—%
CoreTrust Purchasing Group LLC(10)(17)(18)	First lien senior secured revolving loan	SR +	6.75%	10/2029	—	(269)	(284)	—%
Denali BuyerCo, LLC (dba Summit Companies)(7)	First lien senior secured loan	L +	5.75%	09/2028	131,499	129,752	130,184	2.5%
Denali BuyerCo, LLC (dba Summit Companies)(7)	First lien senior secured loan	L +	5.75%	09/2028	35,205	34,470	34,853	0.7%
Denali BuyerCo, LLC (dba Summit Companies)(7)(17)(19)	First lien senior secured delayed draw term loan	L +	5.75%	09/2023	27,343	26,953	27,070	0.5%
Denali BuyerCo, LLC (dba Summit Companies)(7)(17)(18)	First lien senior secured revolving loan	L +	5.75%	09/2027	—	(101)	(100)	—%
Diamondback Acquisition, Inc. (dba Sphera)(6)	First lien senior secured loan	L +	5.50%	09/2028	47,348	46,544	46,874	0.9%
Diamondback Acquisition, Inc. (dba Sphera)(6)(17)(18)(19)	First lien senior secured delayed draw term loan	L +	5.50%	09/2023	—	(78)	—	—%
Entertainment Benefits Group, LLC(9)	First lien senior secured loan	SR +	4.75%	05/2028	75,023	74,343	75,023	1.4%
Entertainment Benefits Group, LLC(9)(17)	First lien senior secured revolving loan	SR +	4.75%	04/2027	7,733	7,633	7,733	0.1%
Fullsteam Operations, LLC(7)(17)(19)	First lien senior secured delayed draw term loan	L +	7.50% (3.00% PIK)	05/2024	48,970	47,520	47,953	0.9%
Hercules Borrower, LLC (dba The Vincit Group)(7)	First lien senior secured loan	L +	6.50%	12/2026	808	799	806	—%
Hercules Borrower, LLC (dba The Vincit Group)(7)	First lien senior secured loan	L +	5.50%	12/2026	2,193	2,176	2,155	—%
Hercules Borrower, LLC (dba The Vincit Group)(7)(17)(19)	First lien senior secured delayed draw term loan	L +	5.50%	09/2023	10,346	10,258	10,091	0.2%
Hercules Borrower, LLC (dba The Vincit Group)(8)(17)	First lien senior secured revolving loan	L +	6.50%	12/2026	10	9	10	—%
Hercules Buyer, LLC (dba The Vincit Group)(16)(28)	Unsecured notes		0.48% PIK	12/2029	24	24	24	—%
Kaseya Inc.(10)	First lien senior secured loan	SR +	5.75%	06/2029	71,717	70,363	71,000	1.4%
Kaseya Inc.(10)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	06/2024	—	(40)	—	—%
Kaseya Inc.(10)(17)(18)	First lien senior secured revolving loan	SR +	5.75%	06/2029	—	(80)	(43)	—%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
KPSKY Acquisition, Inc. (dba BluSky)(6)	First lien senior secured loan	L +	5.50%	10/2028	84,239	82,789	82,133	1.6%
KPSKY Acquisition, Inc. (dba BluSky)(15)(17)(19)	First lien senior secured delayed draw term loan	P +	4.50%	06/2024	2,363	2,167	2,055	—%
Packers Holdings, LLC(6)(22)	First lien senior secured loan	L +	3.25%	03/2028	34,003	33,860	29,583	0.6%
Ping Identity Holding Corp.(9)	First lien senior secured loan	SR +	7.00%	10/2029	21,818	21,498	21,491	0.4%
Ping Identity Holding Corp.(9)(17)(18)	First lien senior secured revolving loan	SR +	7.00%	10/2028	—	(32)	(33)	—%
					739,776	727,458	723,740	13.7%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(6)	First lien senior secured loan	L +	3.75%	11/2027	$12,902	$12,696	$12,515	0.2%
Aruba Investments Holdings, LLC (dba Angus Chemical Company)(6)	Second lien senior secured loan	L +	7.75%	11/2028	40,137	40,125	39,535	0.8%
Douglas Products and Packaging Company LLC(9)	First lien senior secured loan	SR +	7.00%	06/2025	24,432	24,193	24,188	0.5%
Douglas Products and Packaging Company LLC(17)(18)	First lien senior secured revolving loan	SR +	7.00%	06/2025	—	(31)	(32)	—%
Gaylord Chemical Company, L.L.C.(7)	First lien senior secured loan	L +	6.50%	03/2027	103,309	102,462	103,309	2.0%
Gaylord Chemical Company, L.L.C.(7)(17)(18)	First lien senior secured revolving loan	L +	6.00%	03/2026	—	(29)	—	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(8)	First lien senior secured loan	L +	5.75%	04/2027	2,323	2,283	2,323	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(6)(17)	First lien senior secured revolving loan	L +	5.75%	04/2026	28	26	28	—%
					183,131	181,725	181,866	3.5%
Consumer products
ConAir Holdings LLC(7)	Second lien senior secured loan	L +	7.50%	05/2029	$32,500	$32,051	$29,575	0.6%
Foundation Consumer Brands, LLC(7)	First lien senior secured loan	L +	5.50%	02/2027	49,710	49,722	49,585	0.9%
Lignetics Investment Corp.(7)	First lien senior secured loan	L +	6.00%	11/2027	75,706	74,909	74,192	1.4%
Lignetics Investment Corp.(7)(17)(18)(19)	First lien senior secured delayed draw term loan	L +	6.00%	11/2023	—	(96)	(191)	—%
Lignetics Investment Corp.(6)(17)	First lien senior secured revolving loan	L +	6.00%	10/2026	6,882	6,772	6,653	0.1%
Olaplex, Inc.(9)(23)	First lien senior secured loan	SR +	3.50%	02/2029	40,473	40,335	38,045	0.7%
SWK BUYER, Inc. (dba Stonewall Kitchen)(11)	First lien senior secured loan	SR +	5.25%	03/2029	59,674	58,613	57,884	1.1%
SWK BUYER, Inc. (dba Stonewall Kitchen)(9)(17)	First lien senior secured revolving loan	SR +	5.25%	03/2029	1,953	1,854	1,785	—%
SWK BUYER, Inc. (dba Stonewall Kitchen)(11)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.25%	03/2024	—	(123)	(279)	—%
					266,898	264,037	257,249	4.8%
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging)(9)	First lien senior secured loan	SR +	6.25%	10/2028	$49,704	$49,278	$49,331	0.9%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(9)(17)(18)	First lien senior secured revolving loan	SR +	6.25%	09/2027	—	(40)	(38)	—%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(9)	First lien senior secured loan	SR +	6.25%	09/2028	30,694	30,096	30,464	0.6%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Berlin Packaging L.L.C.(6)(21)(22)	First lien senior secured loan	L +	3.75%	03/2028	15,009	14,628	14,412	0.3%
BW Holding, Inc.(10)	First lien senior secured loan	SR +	4.00%	12/2028	14,076	13,907	12,950	0.2%
Charter NEX US, Inc.(6)(21)(22)	First lien senior secured loan	L +	3.75%	12/2027	34,957	34,477	33,898	0.6%
Five Star Lower Holding LLC(11)	First lien senior secured loan	SR +	4.25%	05/2029	21,820	21,539	21,275	0.4%
Fortis Solutions Group, LLC(7)	First lien senior secured loan	L +	5.50%	10/2028	67,451	66,277	65,596	1.2%
Fortis Solutions Group, LLC(7)(17)(18)(19)	First lien senior secured delayed draw term loan	L +	5.50%	10/2023	—	(4)	(3)	—%
Fortis Solutions Group, LLC(8)(17)	First lien senior secured revolving loan	L +	5.50%	10/2027	900	792	714	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)	First lien senior secured loan	SR +	5.75%	05/2028	82,137	81,386	82,137	1.6%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	05/2024	—	—	—	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)(17)	First lien senior secured revolving loan	SR +	5.75%	05/2028	2,117	2,003	2,117	—%
Pregis Topco LLC(10)(21)(22)	First lien senior secured loan	SR +	3.75%	07/2026	4,987	4,928	4,838	0.1%
Pregis Topco LLC(6)	Second lien senior secured loan	L +	6.75%	08/2029	30,000	29,999	29,625	0.6%
Pregis Topco LLC(6)	Second lien senior secured loan	L +	7.75%	08/2029	2,500	2,500	2,488	—%
Ring Container Technologies Group, LLC(6)(22)	First lien senior secured loan	L +	3.50%	08/2028	16,250	16,202	16,007	0.3%
Tricorbraun Holdings, Inc.(6)(21)(22)	First lien senior secured loan	L +	3.25%	03/2028	15,886	15,511	15,123	0.3%
					388,488	383,479	380,934	7.1%
Distribution
ABB/Con-cise Optical Group LLC(8)	First lien senior secured loan	L +	7.50%	02/2028	$35,206	$34,736	$35,117	0.7%
ABB/Con-cise Optical Group LLC(8)(17)	First lien senior secured revolving loan	L +	7.50%	02/2028	3,510	3,463	3,501	0.1%
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(9)(22)	First lien senior secured loan	SR +	4.63%	06/2026	31,823	30,838	30,869	0.6%
Dealer Tire, LLC(9)	First lien senior secured loan	SR +	4.50%	12/2025	5,048	5,055	4,973	0.1%
Dealer Tire, LLC(16)(21)	Unsecured notes		8.00%	02/2028	56,120	54,928	47,842	0.9%
Formerra, LLC(10)	First lien senior secured loan	SR +	7.25%	11/2028	5,250	5,083	5,079	0.1%
Formerra, LLC(10)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	7.25%	11/2023	—	(3)	(3)	—%
Formerra, LLC(10)(17)(18)	First lien senior secured revolving loan	SR +	7.25%	11/2028	—	(17)	(17)	—%
Individual Foodservice Holdings, LLC(10)	First lien senior secured loan	SR +	6.25%	11/2025	1,292	1,279	1,288	—%
Individual Foodservice Holdings, LLC(7)	First lien senior secured loan	L +	6.25%	11/2025	62,804	62,341	62,648	1.2%
Individual Foodservice Holdings, LLC(10)	First lien senior secured loan	SR +	6.75%	11/2025	1,952	1,933	1,952	—%
Individual Foodservice Holdings, LLC(7)(17)(19)	First lien senior secured delayed draw term loan	L +	6.25%	11/2023	18,151	17,847	18,059	0.3%
Individual Foodservice Holdings, LLC(10)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.75%	12/2023	—	(80)	—	—%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Individual Foodservice Holdings, LLC(10)(17)(18)	First lien senior secured revolving loan	SR +	6.25%	11/2024	—	(1)	—	—%
SRS Distribution, Inc.(6)(22)	First lien senior secured loan	L +	3.50%	06/2028	24,139	23,899	23,052	0.4%
White Cap Supply Holdings, LLC(9)(21)(22)	First lien senior secured loan	SR +	3.75%	10/2027	11,614	11,169	11,212	0.2%
					256,909	252,470	245,572	4.6%
Education
CIG Emerald Holding LLC(10)(23)	First lien senior secured loan	SR +	6.50%	06/2027	$78,000	$77,124	$77,609	1.5%
Community Brands ParentCo, LLC(9)	First lien senior secured loan	SR +	5.75%	02/2028	31,636	31,083	31,161	0.6%
Community Brands ParentCo, LLC(9)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	02/2024	—	(32)	(19)	—%
Community Brands ParentCo, LLC(9)(17)(18)	First lien senior secured revolving loan	SR +	5.75%	02/2028	—	(32)	(28)	—%
Severin Acquisition, LLC (dba Powerschool)(10)(22)	First lien senior secured loan	SR +	3.00%	08/2025	14,858	14,844	14,747	0.3%
Sophia, L.P.(9)	First lien senior secured loan	SR +	4.25%	10/2027	15,113	14,978	15,075	0.3%
Pluralsight, LLC(7)	First lien senior secured loan	L +	8.00%	04/2027	6,255	6,192	6,161	0.1%
Pluralsight, LLC(6)(17)	First lien senior secured revolving loan	L +	8.00%	04/2027	196	192	190	—%
					146,058	144,349	144,896	2.8%
Energy equipment and services
Pike Corp.(6)(21)(22)	First lien senior secured loan	L +	3.00%	01/2028	$5,991	$5,976	$5,900	0.1%
					5,991	5,976	5,900	0.1%
Financial services
Acuris Finance US, Inc. (ION Analytics) (10)(21)(22)	First lien senior secured loan	SR +	4.00%	02/2028	$10,500	$10,429	$10,304	0.2%
AxiomSL Group, Inc.(6)	First lien senior secured loan	L +	5.75%	12/2027	34,831	34,540	34,309	0.7%
AxiomSL Group, Inc.(6)(17)(18)(19)	First lien senior secured delayed draw term loan	L +	6.00%	07/2023	—	(8)	(11)	—%
AxiomSL Group, Inc.(6)(17)(18)	First lien senior secured revolving loan	L +	6.50%	12/2025	—	(18)	(39)	—%
Computer Services, Inc. (dba CSI)(10)	First lien senior secured loan	SR +	6.75%	11/2029	30,500	29,898	29,890	0.6%
Muine Gall, LLC(8)(23)(27)	First lien senior secured loan	L +	7.00% PIK	09/2024	94,583	95,126	92,218	1.8%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)	First lien senior secured loan	L +	5.75%	09/2025	5,671	5,631	5,600	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)	First lien senior secured loan	L +	5.75%	09/2025	2,143	2,128	2,117	—%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)	First lien senior secured loan	L +	5.75%	09/2025	150	149	149	—%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)	First lien senior secured loan	L +	5.75%	09/2025	508	504	502	—%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(17)(19)	First lien senior secured delayed draw term loan	L +	5.75%	10/2023	1,999	1,975	1,969	—%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(17)(18)	First lien senior secured revolving loan	L +	5.75%	09/2025	—	(6)	(7)	—%
Smarsh Inc.(11)	First lien senior secured loan	SR +	6.50%	02/2029	83,048	82,296	82,217	1.6%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Smarsh Inc.(11)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.50%	02/2024	10,381	10,188	10,277	0.2%
Smarsh Inc.(11)(17)(18)	First lien senior secured revolving loan	SR +	6.50%	02/2029	—	(45)	(52)	—%
					274,314	272,787	269,443	5.2%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(7)	First lien senior secured loan	L +	4.00%	09/2028	$13,860	$13,739	$13,548	0.3%
Balrog Acquisition, Inc. (dba BakeMark)(7)	Second lien senior secured loan	L +	7.00%	09/2029	6,000	5,956	5,940	0.1%
CFS Brands, LLC(8)	First lien senior secured loan	L +	3.00%	03/2025	44,294	43,100	41,858	0.8%
Dessert Holdings(7)	First lien senior secured loan	L +	4.00%	06/2028	19,800	19,712	18,315	0.3%
Hissho Sushi Merger Sub LLC(10)	First lien senior secured loan	SR +	5.75%	05/2028	113,118	112,079	112,835	2.1%
Hissho Sushi Merger Sub LLC(10)(17)	First lien senior secured revolving loan	SR +	5.75%	05/2028	1,749	1,671	1,727	—%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(9)	First lien senior secured loan	SR +	6.25%	03/2027	275,000	270,490	269,500	5.1%
KBP Brands, LLC(10)	First lien senior secured loan	SR +	6.50% (0.50% PIK)	05/2027	14,690	14,530	14,360	0.3%
KBP Brands, LLC(10)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.00% (0.50% PIK)	12/2023	33,381	33,019	32,614	0.6%
Naked Juice LLC (dba Tropicana)(10)(22)	First lien senior secured loan	SR +	3.25%	01/2029	14,302	14,277	12,756	0.2%
Ole Smoky Distillery, LLC(9)	First lien senior secured loan	SR +	5.25%	03/2028	24,909	24,463	24,411	0.5%
Ole Smoky Distillery, LLC(9)(17)(18)	First lien senior secured revolving loan	SR +	5.25%	03/2028	—	(58)	(66)	—%
Pegasus BidCo B.V.(10)(21)(23)	First lien senior secured loan	SR +	4.25%	07/2029	5,500	5,448	5,321	0.1%
Shearer's Foods, LLC(6)(22)	First lien senior secured loan	L +	3.50%	09/2027	39,567	39,566	37,632	0.7%
Sovos Brands Intermediate, Inc.(7)(22)	First lien senior secured loan	L +	3.50%	06/2028	10,145	10,137	9,858	0.2%
Ultimate Baked Goods Midco, LLC(6)	First lien senior secured loan	L +	6.50%	08/2027	16,335	16,004	15,845	0.3%
Ultimate Baked Goods Midco, LLC(6)(17)	First lien senior secured revolving loan	L +	6.50%	08/2027	525	487	465	—%
					633,175	624,620	616,919	11.6%
Healthcare equipment and services
Canadian Hospital Specialties Ltd.(12)(23)	First lien senior secured loan	C +	4.50%	04/2028	$3,258	$3,480	$3,184	0.1%
Canadian Hospital Specialties Ltd.(17)(18)(19)(23)	First lien senior secured delayed draw term loan	C +	4.50%	04/2023	—	(6)	(10)	—%
Canadian Hospital Specialties Ltd.(12)(23)	First lien senior secured delayed draw term loan	C +	4.50%	04/2028	112	121	110	—%
Canadian Hospital Specialties Ltd.(12)(23)	First lien senior secured delayed draw term loan	C +	4.50%	04/2028	125	134	122	—%
Canadian Hospital Specialties Ltd.(12)(17)(23)	First lien senior secured revolving loan	C +	4.50%	04/2027	190	167	180	—%
Confluent Medical Technologies, Inc.(10)	First lien senior secured loan	SR +	3.75%	02/2029	24,975	24,863	23,664	0.5%
Confluent Medical Technologies, Inc.(10)	Second lien senior secured loan	SR +	6.50%	02/2030	46,000	45,154	43,585	0.8%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Dermatology Intermediate Holdings III, Inc(9)(21)	First lien senior secured loan	SR +	4.25%	04/2029	13,103	12,864	12,841	0.2%
Dermatology Intermediate Holdings III, Inc(9)(17)(19)	First lien senior secured delayed draw term loan	SR +	4.25%	04/2024	2,219	2,155	2,175	—%
CSC MKG Topco LLC. (dba Medical Knowledge Group)(6)	First lien senior secured loan	L +	5.75%	02/2029	97,711	95,958	95,513	1.8%
CSC MKG Topco LLC. (dba Medical Knowledge Group)(10)	First lien senior secured loan	SR +	5.75%	02/2029	3,085	2,989	3,015	0.1%
Medline Borrower, LP(6)(22)	First lien senior secured loan	L +	3.25%	10/2028	24,813	24,709	23,547	0.4%
Medline Borrower, LP(6)(17)(18)	First lien senior secured revolving loan	L +	3.25%	10/2026	—	(34)	(136)	—%
Natus Medical Inc.(10)(21)	First lien senior secured loan	SR +	5.50%	07/2029	500	467	468	—%
Packaging Coordinators Midco, Inc.(7)	Second lien senior secured loan	L +	7.00%	12/2029	53,918	52,397	50,953	1.0%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(10)(23)	First lien senior secured loan	SR +	6.75%	01/2028	50,902	50,237	50,266	0.9%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(10)(17)(23)	First lien senior secured revolving loan	SR +	6.75%	01/2026	19	18	18	—%
Rhea Parent, Inc.(10)	First lien senior secured loan	SR +	5.75%	02/2029	77,379	75,982	75,638	1.4%
					398,309	391,655	385,133	7.2%
Healthcare providers and services
Covetrus, Inc.(10)(22)	First lien senior secured loan	SR +	5.00%	10/2029	$7,490	$7,052	$6,999	0.1%
Covetrus Inc.(10)	Second lien senior secured loan	SR +	9.25%	10/2030	160,000	156,786	156,736	3.0%
Ex Vivo Parent Inc. (dba OB Hospitalist)(7)	First lien senior secured loan	L +	9.50%	09/2028	30,503	29,972	29,816	0.6%
Engage Debtco Limited(10)(23)	First lien senior secured loan	SR +	5.75%	07/2029	60,833	59,389	59,464	1.1%
Engage Debtco Limited(9)(23)	First lien senior secured loan	SR +	7.25%	07/2029	30,367	29,456	30,139	0.6%
Engage Debtco Limited(10)(23)	First lien senior secured delayed draw term loan	SR +	5.75%	07/2029	19,750	19,285	19,306	0.4%
MJH Healthcare Holdings, LLC(9)(21)	First lien senior secured loan	SR +	3.50%	01/2029	19,850	19,779	19,056	0.4%
Natural Partners, LLC(8)(23)	First lien senior secured loan	L +	6.00%	11/2027	68,679	67,476	67,306	1.3%
Natural Partners, LLC(8)(17)(18)(23)	First lien senior secured revolving loan	L +	6.00%	11/2027	—	(87)	(101)	—%
OB Hospitalist Group, Inc.(7)	First lien senior secured loan	L +	5.50%	09/2027	61,193	60,186	60,429	1.2%
OB Hospitalist Group, Inc.(7)(17)	First lien senior secured revolving loan	L +	5.50%	09/2027	2,771	2,645	2,671	0.1%
Pacific BidCo Inc.(10)(23)	First lien senior secured loan	SR +	5.75%	08/2029	161,148	157,289	157,522	3.0%
Pacific BidCo Inc.(10)(17)(18)(19)(23)	First lien senior secured delayed draw term loan	SR +	5.25%	08/2025	—	(211)	(179)	—%
Parexel International, Inc. (dba Parexel)(6)(22)	First lien senior secured loan	L +	3.25%	11/2028	19,850	19,764	19,084	0.4%
Parexel International, Inc. (dba Parexel)(6)	Second lien senior secured loan	L +	6.50%	11/2029	140,000	138,699	137,200	2.6%
Physician Partners, LLC(9)(22)	First lien senior secured loan	SR +	4.00%	12/2028	12,878	12,763	12,240	0.2%
Plasma Buyer LLC (dba Pathgroup)(9)	First lien senior secured loan	SR +	5.75%	05/2029	109,857	107,814	107,934	2.1%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Plasma Buyer LLC (dba Pathgroup)(9)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	05/2024	—	(259)	(214)	—%
Plasma Buyer LLC (dba Pathgroup)(9)(17)(18)	First lien senior secured revolving loan	SR +	5.75%	05/2028	—	(219)	(214)	—%
Pediatric Associates Holding Company, LLC(6)(21)	First lien senior secured loan	L +	3.25%	12/2028	19,850	19,774	18,808	0.4%
Pediatric Associates Holding Company, LLC(6)(17)(19)	First lien senior secured delayed draw term loan	L +	3.25%	02/2024	1,763	1,758	1,586	—%
PPV Intermediate Holdings, LLC(10)	First lien senior secured loan	SR +	5.75%	08/2029	144,149	141,541	141,266	2.7%
PPV Intermediate Holdings, LLC(10)(17)	First lien senior secured revolving loan	SR +	5.75%	08/2029	3,201	2,975	2,964	0.1%
PPV Intermediate Holdings, LLC(10)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	09/2024	—	(235)	(192)	—%
TC Holdings, LLC (dba TrialCard)(10)	First lien senior secured loan	SR +	5.00%	04/2027	64,408	63,844	64,247	1.2%
TC Holdings, LLC (dba TrialCard)(10)(17)(18)	First lien senior secured revolving loan	SR +	5.00%	04/2027	—	(67)	(19)	—%
Tivity Health, Inc(10)	First lien senior secured loan	SR +	6.00%	06/2029	151,620	148,052	149,346	2.8%
Unified Women's Healthcare, LP(9)	First lien senior secured loan	SR +	5.25%	06/2029	80,664	80,094	80,664	1.5%
Unified Women's Healthcare, LP(9)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.25%	06/2024	—	(21)	—	—%
Unified Women's Healthcare, LP(9)(17)(18)	First lien senior secured revolving loan	SR +	5.50%	06/2029	—	(56)	—	—%
Quva Pharma, Inc. (7)	First lien senior secured loan	L +	5.50%	04/2028	4,489	4,381	4,399	0.1%
Quva Pharma, Inc. (7)(17)	First lien senior secured revolving loan	L +	5.50%	04/2026	218	209	209	—%
WP CityMD Bidco LLC(6)(21)(22)	First lien senior secured loan	L +	3.25%	12/2028	19,294	19,245	19,247	0.4%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(6)	First lien senior secured loan	L +	5.50%	03/2025	120,215	120,215	119,012	2.3%
Vermont Aus Pty Ltd.(10)(23)	First lien senior secured loan	SR +	5.50%	03/2028	54,091	52,885	52,739	1.0%
					1,569,131	1,542,173	1,539,470	29.6%
Healthcare technology
Athenahealth Group Inc.(9)(22)	First lien senior secured loan	SR +	3.50%	02/2029	$29,634	$29,215	$26,683	0.5%
Athenahealth Group Inc.(9)(17)(18)(19)(22)	First lien senior secured delayed draw term loan	SR +	3.50%	08/2023	—	(34)	(344)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(7)	First lien senior secured loan	L +	5.75%	08/2028	53,767	53,044	52,557	1.0%
BCPE Osprey Buyer, Inc. (dba PartsSource)(7)(17)(18)(19)	First lien senior secured delayed draw term loan	L +	5.75%	08/2023	—	(189)	(349)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(7)(17)(18)	First lien senior secured revolving loan	L +	5.75%	08/2026	—	(54)	(105)	—%
Color Intermediate, LLC(10)	First lien senior secured loan	SR +	5.50%	10/2029	9,234	9,054	9,050	0.2%
IMO Investor Holdings, Inc.(11)	First lien senior secured loan	SR +	6.00%	05/2029	20,794	20,407	20,534	0.4%
IMO Investor Holdings, Inc.(11)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.00%	05/2024	—	(45)	(12)	—%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
IMO Investor Holdings, Inc.(11)(17)	First lien senior secured revolving loan	SR +	6.00%	05/2028	472	427	440	—%
Interoperability Bidco, Inc. (dba Lyniate)(10)	First lien senior secured loan	SR +	7.00%	12/2026	75,948	75,530	75,378	1.4%
Interoperability Bidco, Inc. (dba Lyniate)(7)(17)	First lien senior secured revolving loan	L +	7.00%	12/2024	1,739	1,724	1,713	—%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)	First lien senior secured loan	SR +	6.00%	10/2028	20,817	20,457	20,296	0.4%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.00%	03/2024	2,394	2,283	2,220	—%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)(17)	First lien senior secured revolving loan	SR +	6.00%	10/2027	167	140	125	—%
Imprivata, Inc.(9)(22)	First lien senior secured loan	SR +	4.25%	12/2027	10,556	10,264	10,160	0.2%
Imprivata, Inc.(9)	Second lien senior secured loan	SR +	6.25%	12/2028	50,294	49,791	49,036	0.9%
Ocala Bidco, Inc.(7)	First lien senior secured loan	L +	6.25% (2.75% PIK)	11/2028	81,511	79,789	79,473	1.5%
Ocala Bidco, Inc.(7)(17)(18)(19)	First lien senior secured delayed draw term loan	L +	3.50%	05/2024	—	(89)	(106)	—%
Ocala Bidco, Inc.(7)	Second lien senior secured loan	L +	10.50% PIK	11/2033	42,611	41,889	41,972	0.8%
Intelerad Medical Systems Inc.(10)(23)	First lien senior secured loan	SR +	6.50%	08/2026	30,081	29,779	29,930	0.6%
Intelerad Medical Systems Inc.(9)(23)	First lien senior secured revolving loan	SR +	6.50%	08/2026	1,145	1,145	1,139	—%
PointClickCare Technologies Inc.(10)(23)	First lien senior secured loan	SR +	4.00%	12/2027	19,850	19,587	19,503	0.4%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(6)(22)	First lien senior secured loan	L +	3.25%	03/2028	14,396	13,922	13,581	0.3%
					465,410	458,036	452,874	8.6%
Household products
Aptive Environmental, LLC(16)	First lien senior secured loan		12.00% (6.00% PIK)	01/2026	$8,559	$7,179	$7,703	0.1%
Mario Purchaser, LLC (dba Len the Plumber)(9)	First lien senior secured loan	SR +	5.75%	04/2029	75,902	74,499	75,143	1.4%
Mario Purchaser, LLC (dba Len the Plumber)(9)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	04/2024	11,760	11,285	11,642	0.2%
Mario Purchaser, LLC (dba Len the Plumber)(9)(17)(18)	First lien senior secured revolving loan	SR +	5.75%	04/2028	—	(142)	(80)	—%
Mario Midco Holdings, Inc. (dba Len the Plumber)(9)	Unsecured facility	SR +	10.75% PIK	04/2032	23,752	23,124	23,396	0.4%
Simplisafe Holding Corporation(9)	First lien senior secured loan	SR +	6.25%	05/2028	127,753	125,429	126,156	2.4%
Simplisafe Holding Corporation(9)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.25%	05/2024	—	(143)	(40)	—%
Southern Air & Heat Holdings, LLC(7)	First lien senior secured loan	L +	4.50%	10/2027	1,079	1,066	1,060	—%
Southern Air & Heat Holdings, LLC(8)(17)(19)	First lien senior secured delayed draw term loan	L +	4.50%	10/2023	810	797	791	—%
Southern Air & Heat Holdings, LLC(7)(17)	First lien senior secured revolving loan	L +	4.50%	10/2027	79	76	74	—%
Walker Edison Furniture Company LLC(7)(32)	First lien senior secured loan	L +	8.75% (3.00% PIK)	03/2027	10,199	9,867	5,214	0.1%
					259,893	253,037	251,059	4.6%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Human resource support services
Cornerstone OnDemand, Inc.(6)(21)	First lien senior secured loan	L +	3.75%	10/2028	$19,850	$19,765	$18,858	0.4%
Cornerstone OnDemand, Inc.(6)	Second lien senior secured loan	L +	6.50%	10/2029	44,583	43,991	42,800	0.8%
IG Investments Holdings, LLC (dba Insight Global)(6)	First lien senior secured loan	L +	6.00%	09/2028	48,031	47,231	47,431	0.9%
IG Investments Holdings, LLC (dba Insight Global)(6)(17)	First lien senior secured revolving loan	L +	6.00%	09/2027	1,445	1,388	1,400	—%
					113,909	112,375	110,489	2.1%
Infrastructure and environmental services
Aegion Corp.(6)(21)	First lien senior secured loan	L +	4.75%	05/2028	$4,937	$4,918	$4,617	0.1%
The Goldfield Corp.(9)	First lien senior secured loan	SR +	6.25%	12/2026	995	977	983	—%
Osmose Utilities Services, Inc.(6)(21)(22)	First lien senior secured loan	L +	3.25%	06/2028	14,799	14,766	14,022	0.3%
USIC Holdings, Inc.(6)(21)(22)	First lien senior secured loan	L +	3.50%	05/2028	4,938	4,918	4,704	0.1%
USIC Holdings, Inc.(6)(21)	Second lien senior secured loan	L +	6.50%	05/2029	39,691	39,481	36,913	0.7%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(11)	First lien senior secured loan	SR +	5.75%	03/2028	32,447	31,869	31,798	0.6%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(9)(17)	First lien senior secured revolving loan	SR +	5.75%	03/2028	949	856	842	—%
					98,756	97,785	93,879	1.8%
Insurance
Acrisure, LLC(10)(22)	First lien senior secured loan	SR +	5.75%	02/2027	$12,500	$11,892	$12,375	0.2%
Acrisure, LLC(6)(22)	First lien senior secured loan	L +	3.50%	02/2027	8,728	8,226	8,182	0.2%
Acrisure, LLC(6)(22)	First lien senior secured loan	L +	4.25%	02/2027	1,995	1,936	1,930	—%
Acrisure, LLC(10)(22)	First lien senior secured loan	SR +	3.75%	02/2027	1,995	1,906	1,890	—%
Alera Group, Inc.(9)	First lien senior secured loan	SR +	6.00%	10/2028	149,990	147,175	148,864	2.8%
AmeriLife Holdings LLC(10)	First lien senior secured loan	SR +	5.75%	08/2029	130,182	127,670	127,904	2.4%
AmeriLife Holdings LLC(10)(17)(18)	First lien senior secured revolving loan	SR +	5.75%	08/2028	—	(307)	(285)	—%
AmeriLife Holdings LLC(11)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	09/2024	21,697	21,177	21,236	0.4%
AssuredPartners, Inc.(6)(22)	First lien senior secured loan	L +	3.50%	02/2027	7,880	7,880	7,624	0.1%
AssuredPartners, Inc.(9)(22)	First lien senior secured loan	SR +	3.50%	02/2027	24,813	24,760	24,068	0.5%
AssuredPartners, Inc.(9)(22)	First lien senior secured loan	SR +	4.25%	02/2027	4,988	4,818	4,875	0.1%
Asurion, LLC(6)(22)	First lien senior secured loan	L +	3.00%	11/2024	21,295	20,601	20,657	0.4%
Asurion, LLC(6)(22)	Second lien senior secured loan	L +	5.25%	01/2029	154,017	150,387	119,040	2.3%
Brightway Holdings, LLC(6)	First lien senior secured loan	L +	6.50%	12/2027	17,761	17,570	17,405	0.3%
Brightway Holdings, LLC(6)(17)(18)	First lien senior secured revolving loan	L +	6.50%	12/2027	—	(22)	(42)	—%
Evolution BuyerCo, Inc. (dba SIAA)(10)	First lien senior secured loan	SR +	6.25%	04/2028	26,336	26,094	25,941	0.4%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Evolution BuyerCo, Inc. (dba SIAA)(10)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.75%	12/2023	1,400	1,400	1,386	—%
Evolution BuyerCo, Inc. (dba SIAA)(10)(17)(18)	First lien senior secured revolving loan	SR +	6.25%	04/2027	—	(7)	(10)	—%
Hyperion Refinance S.a.r.l (dba Howden Group)(9)(23)	First lien senior secured loan	SR +	5.25%	11/2027	38,177	37,436	37,414	0.7%
Hyperion Refinance S.a.r.l (dba Howden Group)(9)(17)(19)(23)	First lien senior secured delayed draw term loan	SR +	5.25%	04/2023	—	—	—	—%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(8)	First lien senior secured loan	L +	9.50% PIK	07/2028	13,670	13,460	13,499	0.3%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(6)(17)(18)(19)	First lien senior secured delayed draw term loan	L +	5.25%	06/2024	—	(80)	—	—%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(8)	First lien senior secured loan	L +	6.00%	11/2028	133,649	132,347	133,316	2.5%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(11)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.00%	12/2023	60,469	59,959	60,317	1.1%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(8)(17)(18)	First lien senior secured revolving loan	L +	6.00%	11/2027	—	(21)	(6)	—%
PCF Midco II, LLC (dba PCF Insurance Services)(16)	First lien senior secured loan		9.00% PIK	10/2031	49,242	45,330	44,318	0.8%
Tempo Buyer Corp. (dba Global Claims Services)(7)	First lien senior secured loan	L +	5.50%	08/2028	36,159	35,548	35,255	0.7%
Tempo Buyer Corp. (dba Global Claims Services)(7)(17)(18)(19)	First lien senior secured delayed draw term loan	L +	5.50%	08/2023	—	(83)	(155)	—%
Tempo Buyer Corp. (dba Global Claims Services)(15)(17)	First lien senior secured revolving loan	P +	4.50%	08/2027	413	333	284	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)	First lien senior secured loan	L +	5.50%	07/2027	14,904	14,666	14,606	0.3%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(15)(17)(18)	First lien senior secured revolving loan	P +	5.50%	07/2027	—	(17)	(22)	—%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(6)	First lien senior secured loan	L +	5.25%	12/2028	32,703	32,285	32,436	0.6%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(6)(17)(18)	First lien senior secured revolving loan	L +	5.25%	12/2027	—	(42)	(34)	—%
					964,963	944,277	914,268	17.1%
Internet software and services
Anaplan, Inc.(9)	First lien senior secured loan	SR +	6.50%	06/2029	$229,639	$227,472	$229,065	4.4%
Anaplan, Inc.(9)(17)(18)	First lien senior secured revolving loan	SR +	6.50%	06/2028	—	(151)	(41)	—%
Appfire Technologies, LLC(10)	First lien senior secured loan	SR +	5.50%	03/2027	1,996	1,983	1,981	—%
Appfire Technologies, LLC(10)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.50%	06/2024	—	(122)	—	—%
Appfire Technologies, LLC(10)(17)	First lien senior secured revolving loan	SR +	5.50%	03/2027	93	72	81	—%
Avalara, Inc.(10)	First lien senior secured loan	SR +	7.25%	10/2028	70,455	69,424	69,398	1.3%
Avalara, Inc.(10)(17)(18)	First lien senior secured revolving loan	SR +	7.25%	10/2028	—	(102)	(106)	—%
Armstrong Bidco Limited (dba The Access Group)(14)(23)	First lien senior secured loan	SA +	5.25%	06/2029	31,962	31,917	31,562	0.6%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Armstrong Bidco Limited (dba The Access Group)(14)(17)(19)(23)	First lien senior secured delayed draw term loan	SA +	5.25%	06/2025	12,942	12,914	12,780	0.2%
Barracuda Parent, LLC(10)(22)	First lien senior secured loan	SR +	4.50%	08/2029	24,400	23,699	23,485	0.4%
Barracuda Parent, LLC(10)	Second lien senior secured loan	SR +	7.00%	08/2030	93,250	90,535	89,054	1.7%
Bayshore Intermediate #2, L.P. (dba Boomi)(6)	First lien senior secured loan	L +	7.75% PIK	10/2028	21,395	21,023	20,967	0.4%
Bayshore Intermediate #2, L.P. (dba Boomi)(6)(17)	First lien senior secured revolving loan	L +	6.75%	10/2027	532	503	500	—%
BCPE Nucleon (DE) SPV, LP(8)(23)	First lien senior secured loan	L +	7.00%	09/2026	24,012	23,799	23,952	0.5%
BCTO BSI Buyer, Inc. (dba Buildertrend)(10)	First lien senior secured loan	SR +	8.00% PIK	12/2026	1,059	1,050	1,059	—%
BCTO BSI Buyer, Inc. (dba Buildertrend)(10)(17)(18)	First lien senior secured revolving loan	SR +	8.00%	12/2026	—	(2)	—	—%
BTRS Holdings Inc. (dba Billtrust)(10)	First lien senior secured loan	SR +	8.00%	12/2028	10,850	10,527	10,548	0.2%
BTRS Holdings Inc. (dba Billtrust)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	7.00%	12/2024	—	—	(26)	—%
BTRS Holdings Inc. (dba Billtrust)(17)(18)	First lien senior secured revolving loan	SR +	7.00%	12/2028	—	(34)	(32)	—%
CivicPlus, LLC(7)	First lien senior secured loan	L +	6.75% (2.50% PIK)	08/2027	27,539	27,299	27,471	0.6%
CivicPlus, LLC(7)(17)(18)	First lien senior secured revolving loan	L +	6.25%	08/2027	—	(19)	(6)	—%
CP PIK Debt Issuer, LLC (dba CivicPlus, LLC)(11)	Unsecured notes	SR +	11.75% PIK	06/2034	14,315	13,930	14,100	0.3%
Delta TopCo, Inc. (dba Infoblox, Inc.)(10)(22)	First lien senior secured loan	SR +	3.75%	12/2027	4,314	4,289	3,974	0.1%
Delta TopCo, Inc. (dba Infoblox, Inc.)(10)	Second lien senior secured loan	SR +	7.25%	12/2028	49,222	48,964	45,776	0.9%
EET Buyer, Inc. (dba e-Emphasys)(8)	First lien senior secured loan	L +	5.25%	11/2027	19,399	19,236	19,399	0.4%
EET Buyer, Inc. (dba e-Emphasys)(8)(17)(18)	First lien senior secured revolving loan	L +	5.75%	11/2027	—	(16)	—	—%
GovBrands Intermediate, Inc.(7)	First lien senior secured loan	L +	5.50%	08/2027	8,262	8,097	7,891	0.2%
GovBrands Intermediate, Inc.(15)(17)(19)	First lien senior secured delayed draw term loan	P +	4.50%	08/2023	1,864	1,819	1,752	—%
GovBrands Intermediate, Inc.(7)(17)	First lien senior secured revolving loan	L +	5.50%	08/2027	793	776	753	—%
Granicus, Inc.(6)	First lien senior secured loan	L +	5.50%	01/2027	1,816	1,784	1,771	—%
Granicus, Inc.(6)(17)	First lien senior secured revolving loan	L +	6.50%	01/2027	54	51	50	—%
Granicus, Inc.(6)	First lien senior secured delayed draw term loan	L +	6.00%	01/2027	343	338	334	—%
Grayshift, LLC(9)	First lien senior secured loan	SR +	7.50%	07/2028	22,468	22,257	22,299	0.4%
Grayshift, LLC(9)(17)(18)	First lien senior secured revolving loan	SR +	7.50%	07/2028	—	(22)	(18)	—%
GS Acquisitionco, Inc. (dba insightsoftware)(7)	First lien senior secured loan	L +	5.75%	05/2026	8,994	8,959	8,949	0.2%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Help/Systems Holdings, Inc.(10)(22)	First lien senior secured loan	SR +	4.00%	11/2026	64,534	64,244	57,919	1.1%
Help/Systems Holdings, Inc.(10)	Second lien senior secured loan	SR +	6.75%	11/2027	25,000	24,753	22,500	0.4%
Hyland Software, Inc.(6)(22)	First lien senior secured loan	L +	3.50%	07/2024	23,656	23,442	23,308	0.4%
Hyland Software, Inc.(6)	Second lien senior secured loan	L +	6.25%	07/2025	60,517	60,275	57,188	1.1%
Ivanti Software, Inc.(7)	Second lien senior secured loan	L +	7.25%	12/2028	19,000	18,916	14,250	0.3%
MessageBird BidCo B.V.(6)(23)	First lien senior secured loan	L +	6.75%	05/2027	5,000	4,915	4,888	0.1%
Ministry Brands Holdings, LLC.(6)	First lien senior secured loan	L +	5.50%	12/2028	49,064	48,195	47,838	0.9%
Ministry Brands Holdings, LLC.(6)(17)(18)(19)	First lien senior secured delayed draw term loan	L +	5.50%	12/2023	—	(135)	(237)	—%
Ministry Brands Holdings, LLC.(6)(17)	First lien senior secured revolving loan	L +	5.50%	12/2027	2,373	2,294	2,254	—%
Mitnick Corporate Purchaser, Inc.(9)(17)(21)	First lien senior secured revolving loan	SR +	3.50%	05/2027	663	669	663	—%
QAD Inc.(6)	First lien senior secured loan	L +	6.00%	11/2027	46,151	45,375	44,997	0.9%
QAD Inc.(6)(17)(18)	First lien senior secured revolving loan	L +	6.00%	11/2027	—	(97)	(150)	—%
Perforce Software, Inc.(9)	First lien senior secured loan	SR +	4.50%	07/2026	14,925	14,602	14,701	0.3%
Proofpoint, Inc.(7)(22)	First lien senior secured loan	L +	3.25%	08/2028	3,232	3,122	3,101	0.1%
Proofpoint, Inc.(7)	Second lien senior secured loan	L +	6.25%	08/2029	7,500	7,467	7,181	0.1%
Sailpoint Technologies Holdings, Inc.(9)	First lien senior secured loan	SR +	6.25%	08/2029	59,880	58,663	58,682	1.1%
Sailpoint Technologies Holdings, Inc.(9)(17)(18)	First lien senior secured revolving loan	SR +	6.25%	08/2028	—	(107)	(114)	—%
Securonix, Inc.(10)	First lien senior secured loan	SR +	6.50%	04/2028	29,661	29,394	29,364	0.6%
Securonix, Inc.(10)(17)(18)	First lien senior secured revolving loan	SR +	6.50%	04/2028	—	(47)	(53)	—%
Sophos Holdings, LLC(7)(22)(23)	First lien senior secured loan	L +	3.50%	03/2027	20,134	20,078	19,480	0.4%
Tahoe Finco, LLC(6)(23)	First lien senior secured loan	L +	6.00%	09/2028	83,721	83,003	82,256	1.6%
Tahoe Finco, LLC(6)(17)(18)(23)	First lien senior secured revolving loan	L +	6.00%	10/2027	—	(50)	(110)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(7)	First lien senior secured loan	L +	5.75%	06/2028	11,942	11,844	11,703	0.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(7)(17)	First lien senior secured revolving loan	L +	5.75%	06/2027	245	240	231	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(7)(17)(19)	First lien senior secured delayed draw term loan	L +	5.75%	08/2023	731	724	704	—%
When I Work, Inc.(7)	First lien senior secured loan	L +	7.00% PIK	11/2027	23,410	23,223	22,942	0.4%
Zendesk, Inc.(10)	First lien senior secured loan	SR +	6.50%	11/2028	120,319	117,945	117,311	2.2%
Zendesk, Inc.(10)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.50%	11/2024	—	(1,098)	(451)	—%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Zendesk, Inc.(10)(17)(18)	First lien senior secured revolving loan	SR +	6.50%	11/2028	—	(243)	(310)	—%
When I Work, Inc.(7)(17)(18)	First lien senior secured revolving loan	L +	6.00%	11/2027	—	(34)	(83)	—%
					1,353,626	1,333,821	1,310,675	24.9%
Leisure and entertainment
Troon Golf, L.L.C.(8)	First lien senior secured loan	L +	5.75%	08/2027	$93,412	$93,037	$93,412	1.8%
Troon Golf, L.L.C.(8)(17)(18)	First lien senior secured revolving loan	L +	6.00%	08/2026	—	(26)	—	—%
Troon Golf, L.L.C.(7)(17)(19)	First lien senior secured delayed draw term loan	L +	5.75%	05/2024	39,850	39,275	39,850	0.8%
					133,262	132,286	133,262	2.6%
Manufacturing
ACR Group Borrower, LLC(7)	First lien senior secured loan	L +	4.50%	03/2028	$4,063	$4,016	$3,972	0.1%
ACR Group Borrower, LLC(10)	First lien senior secured loan	SR +	6.00%	03/2028	873	861	866	—%
ACR Group Borrower, LLC(7)(17)	First lien senior secured revolving loan	L +	4.50%	03/2026	337	329	318	—%
BCPE Watson (DE) ORML, LP(11)(23)(27)	First lien senior secured loan	SR +	6.50%	07/2028	101,500	100,550	100,485	1.9%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(22)	First lien senior secured loan	L +	3.75%	05/2028	4,950	4,930	4,783	0.1%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(21)	Second lien senior secured loan	L +	6.50%	05/2029	37,181	37,026	36,902	0.7%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)	Second lien senior secured loan	L +	6.00%	05/2029	19,160	19,115	18,921	0.4%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)	First lien senior secured loan	L +	4.00%	12/2027	18,775	18,433	18,634	0.4%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)	Second lien senior secured loan	L +	8.25%	12/2028	11,728	11,457	11,553	0.2%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(11)	First lien senior secured loan	SR +	6.00%	07/2027	87,049	86,306	86,177	1.7%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(11)	First lien senior secured loan	SR +	6.25%	07/2027	12,968	12,722	12,870	0.2%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(11)(17)	First lien senior secured revolving loan	SR +	6.00%	07/2027	500	473	464	—%
Pro Mach Group, Inc.(6)(22)	First lien senior secured loan	L +	4.00%	08/2028	30,628	30,462	29,740	0.6%
					329,712	326,680	325,685	6.3%
Professional Services
Apex Group Treasury, LLC(9)(23)	First lien senior secured loan	SR +	5.00%	07/2028	$25,000	$23,509	$24,000	0.5%
Apex Group Treasury, LLC(7)(23)	Second lien senior secured loan	L +	6.75%	07/2029	11,618	11,444	11,037	0.2%
Apex Service Partners, LLC(11)	First lien senior secured delayed draw term loan	SR +	5.50%	07/2025	91,701	90,581	91,013	1.7%
Apex Service Partners, LLC(11)(17)	First lien senior secured revolving loan	SR +	5.25%	07/2025	2,875	2,821	2,841	0.1%
Apex Service Partners Intermediate 2, LLC(16)	First lien senior secured loan		12.50% PIK	07/2027	5,120	5,003	5,017	0.1%
Corporation Service Company(9)(21)(22)	First lien senior secured loan	SR +	3.25%	11/2029	3,000	2,914	2,963	0.1%
EM Midco2 Ltd. (dba Element Materials Technology)(10)(21)(23)	First lien senior secured loan	SR +	4.25%	06/2029	27,948	27,916	27,388	0.5%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Guidehouse Inc.(6)	First lien senior secured loan	L +	6.25%	10/2028	106,731	105,657	105,664	2.0%
Relativity ODA LLC(6)	First lien senior secured loan	L +	7.75% PIK	05/2027	4,984	4,933	4,972	0.1%
Relativity ODA LLC(6)(17)(18)	First lien senior secured revolving loan	L +	6.50%	05/2027	—	(5)	(1)	—%
Sovos Compliance, LLC(6)(22)	First lien senior secured loan	L +	4.50%	08/2028	24,330	23,965	22,383	0.4%
Vistage Worldwide, Inc.(9)(21)	First lien senior secured loan	SR +	5.25%	07/2029	4,988	4,857	4,863	0.1%
					308,295	303,595	302,140	5.8%
Specialty retail
Central Parent, Inc.(10)(22)	First lien senior secured loan	SR +	4.50%	07/2029	$9,400	$9,133	$9,304	0.2%
Ideal Image Development, LLC(9)	First lien senior secured loan	SR +	6.50%	09/2027	5,839	5,729	5,737	0.1%
Ideal Image Development, LLC(9)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.50%	03/2024	—	(3)	(2)	—%
Ideal Image Development, LLC(9)(17)(18)	First lien senior secured revolving loan	SR +	6.50%	09/2027	—	(17)	(16)	—%
Notorious Topco, LLC (dba Beauty Industry Group)(10)	First lien senior secured loan	SR +	6.75%	11/2027	60,306	59,536	60,005	1.1%
Notorious Topco, LLC (dba Beauty Industry Group)(10)	First lien senior secured loan	SR +	6.75%	11/2027	164,259	162,023	163,437	3.1%
Notorious Topco, LLC (dba Beauty Industry Group)(10)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.75%	11/2023	5,255	5,148	5,229	0.1%
Notorious Topco, LLC (dba Beauty Industry Group)(10)(17)	First lien senior secured revolving loan	SR +	6.75%	05/2027	880	817	854	—%
Milan Laser Holdings LLC(9)	First lien senior secured loan	SR +	5.00%	04/2027	20,424	20,270	20,424	0.4%
Milan Laser Holdings LLC(9)(17)(18)	First lien senior secured revolving loan	SR +	5.00%	04/2026	—	(12)	—	—%
The Shade Store, LLC(10)	First lien senior secured loan	SR +	6.00%	10/2027	67,500	66,799	65,644	1.3%
The Shade Store, LLC(10)	First lien senior secured loan	SR +	7.00%	10/2026	10,714	10,411	10,527	0.2%
The Shade Store, LLC(10)(17)	First lien senior secured revolving loan	SR +	6.00%	10/2026	1,909	1,845	1,722	—%
					346,486	341,679	342,865	6.5%
Telecommunications
Park Place Technologies, LLC(9)(22)	First lien senior secured loan	SR +	5.00%	11/2027	$1,145	$1,111	$1,076	—%
					1,145	1,111	1,076	—%
Transportation
Motus Group, LLC(6)	Second lien senior secured loan	L +	6.50%	12/2029	$10,000	$9,910	$9,800	0.2%
Safe Fleet Holdings, LLC(9)(22)	First lien senior secured loan	SR +	3.75%	02/2029	26,052	25,451	25,140	0.5%
					36,052	35,361	34,940	0.7%
Total non-controlled/non-affiliated portfolio company debt investments					$10,075,509	$9,924,806	$9,802,730	186.3%
Equity Investments
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(23)(24)(26)	LP Interest		N/A	N/A	33,061	$33,108	$33,957	0.6%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(16)(24)	Series A Convertible Preferred Stock		7.00% PIK	N/A	12,085	11,781	11,632	0.2%
						44,889	45,589	0.8%
Buildings and real estate
Associations Finance, Inc.(16)(24)	Preferred Stock		12.00% PIK	N/A	215,000,000	$217,148	$218,299	4.2%
Dodge Construction Network Holdings, L.P.(10)(24)	Series A Preferred Units	SR +	8.25% PIK	N/A	—	3	3	—%
Dodge Construction Network Holdings, L.P.(24)(26)	Class A-2 Common Units		N/A	N/A	143,963	123	122	—%
						217,274	218,424	4.2%
Business services
Denali Holding LP (dba Summit Companies)(24)(26)	Class A Units		N/A	N/A	686,513	$7,076	$8,837	0.2%
Hercules Buyer, LLC (dba The Vincit Group)(24)(26)(28)	Common Units		N/A	N/A	10,000	10	11	—%
Knockout Intermediate Holdings I Inc. (dba Kaseya)(16)(24)	Perpetual Preferred Stock		11.75% PIK	N/A	53,600	52,327	52,930	1.0%
						59,413	61,778	1.2%
Consumer products
ASP Conair Holdings LP(24)(26)	Class A Units		N/A	N/A	9,286	$929	$833	—%
						929	833	—%
Food and beverage
Hissho Sushi Holdings, LLC(24)(26)	Class A Units		N/A	N/A	941,780	$9,418	$10,404	0.2%
						9,418	10,404	0.2%
Healthcare equipment and services
Maia Aggregator, LP(24)(26)	Class A-2 Units		N/A	N/A	12,921,348	$12,921	$13,711	0.3%
KPCI Holdings, L.P.(24)(26)	Class A Units		N/A	N/A	1,781	2,313	2,472	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(16)(23)(24)	Class A Units		8.00% PIK	N/A	982	1,073	1,086	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(23)(24)(26)	Class B Units		N/A	N/A	13,517	146	158	—%
Rhea Acquisition Holdings, LP(24)(26)	Series A-2 Units		N/A	N/A	11,964,286	11,964	11,964	0.2%
						28,417	29,391	0.5%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(24)(26)	Class A Interests		N/A	N/A	3,520	$3,520	$3,269	0.1%
						3,520	3,269	0.1%
Healthcare technology
Minerva Holdco, Inc.(16)(24)	Series A Preferred Stock		10.75% PIK	N/A	106,896	$105,050	$96,206	1.8%
BEHP Co-Investor II, L.P.(23)(24)(26)	LP Interest		N/A	N/A	1,269,969	1,266	1,265	—%
Orange Blossom Parent, Inc.(24)(26)	Common Equity		N/A	N/A	16,667	1,667	1,667	—%
WP Irving Co-Invest, L.P.(23)(24)(26)	Partnership Units		N/A	N/A	1,250,000	1,251	1,250	—%
						109,234	100,388	1.8%
Household products
Evology LLC(24)(26)	Class B Units		N/A	N/A	316	$1,512	$1,940	—%
						1,512	1,940	—%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)(16)(24)	Series A Preferred Stock		10.50% PIK	N/A	13,711	$13,425	$12,408	0.2%
						13,425	12,408	0.2%
Insurance
Accelerate Topco Holdings, LLC(24)(26)	Common Units		N/A	N/A	88,211	$2,435	$2,435	—%
Evolution Parent, LP (dba SIAA)(24)(26)	LP Interest		N/A	N/A	2,703	270	270	—%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(24)(26)	LP Interest		N/A	N/A	421	426	421	—%
PCF Holdco, LLC (dba PCF Insurance Services)(24)(26)	Class A Units		N/A	N/A	6,047,390	15,336	27,614	0.5%

Owl Rock Core Income Corp.
Consolidated Schedule of Investments (Continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
						18,467	30,740	0.5%
Internet software and services
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(24)(26)	Common Units		N/A	N/A	1,729,439	$1,729	$1,701	—%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(23)(24)(26)	LP Interest		N/A	N/A	—	987	987	—%
Elliott Alto Co-Investor Aggregator L.P.(23)(24)(26)	LP Interest		N/A	N/A	6,530	6,549	6,530	0.1%
Picard Holdco, Inc.(10)(24)	Series A Preferred Stock	SR +	12.00% PIK	N/A	53,535	52,016	51,929	1.0%
MessageBird Holding B.V.(23)(24)(26)	Extended Series C Warrants		N/A	N/A	7,980	49	6	—%
Project Alpine Co-Invest Fund, L.P.(23)(24)(26)	LP Interest		N/A	N/A	17,000	17,010	17,000	0.3%
Thunder Topco L.P. (dba Vector Solutions)(24)(26)	Common Units		N/A	N/A	712,884	713	704	—%
WMC Bidco, Inc. (dba West Monroe)(16)(24)	Senior Preferred Stock		11.25% PIK	N/A	36,855	36,077	34,459	0.7%
Project Hotel California Co-Invest Fund, L.P.(23)(24)(26)	LP Interest		N/A	N/A	3,522	3,525	3,522	0.1%
BCTO WIW Holdings, Inc. (dba When I Work)(24)(26)	Class A Common Stock		N/A	N/A	57,000	5,700	5,134	0.1%
Zoro TopCo, Inc. (dba Zendesk, Inc.)(16)(24)	Series A Preferred Stock		12.50% PIK	N/A	16,562	15,982	15,982	0.3%
Zoro TopCo, L.P. (dba Zendesk, Inc.)(24)(26)	Class A Common Units		N/A	N/A	1,380,129	13,801	13,801	0.3%
						154,138	151,755	2.9%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(24)(26)	LP Interest		N/A	N/A	1,000	$100	$118	—%
						100	118	—%
Total non-controlled/non-affiliated portfolio company equity investments						$660,736	$667,037	12.4%
Total non-controlled/non-affiliated portfolio company investments						$10,585,542	$10,469,767	198.7%

Non-controlled/affiliated portfolio company investments
Equity Investments
Healthcare technology
LSI Financing 1 DAC(23)(24)(26)(27)(30)	Preferred equity		N/A	N/A	6,175	$6,224	$6,175	0.1%
						6,224	6,175	0.1%
Total non-controlled/affiliated portfolio company equity investments						$6,224	$6,175	0.1%

Controlled/affiliated portfolio company investments
Asset Based Lending and Fund Finance
Amergin Asset Management, LLC(23)(24)(26)(31)	Class A Units		N/A	N/A	50,000,000	$—	$—	—%
AAM Series 2.1 Aviation Feeder, LLC(17)(19)(23)(24)(26)(31)	LLC Interest		N/A	N/A	1,568	1,569	1,568	—%
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(17)(19)(23)(24)(26)(31)	LLC Interest		N/A	N/A	—	—	—	—%
						1,569	1,568	—%
Insurance
Fifth Season Investments LLC(24)(26)(27)(31)	Class A Units		N/A	N/A	28	$89,680	$89,680	1.7%
						89,680	89,680	1.7%

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
As of December 31, 2022
(Amounts in thousands, except share amounts)

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
As of December 31, 2022
(Amounts in thousands, except share amounts)

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
(33)Investment measured at net asset value ("NAV")

Owl Rock Core Income Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$165,575	$42,591
Net change in unrealized gain (loss)	64,035	(23,457)
Net realized gain (loss) on investments	(4,577)	437
Net Increase (Decrease) in Net Assets Resulting from Operations	225,033	19,571
Distributions
Class S	(42,432)	(13,725)
Class D	(11,218)	(4,134)
Class I	(79,924)	(22,520)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(133,574)	(40,379)
Capital Share Transactions
Class S:
Issuance of shares of common stock	160,775	449,368
Repurchase of common shares	(21,643)	(6,001)
Reinvestment of shareholders' distributions	15,832	3,630
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	154,964	446,997
Class D:
Issuance of shares of common stock	46,175	115,402
Repurchase of common shares	(3,453)	(304)
Reinvestment of shareholders' distributions	4,787	1,461
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	47,509	116,559
Class I:
Issuance of shares of common stock	368,008	650,996
Repurchase of common shares	(68,024)	(16,978)
Reinvestment of shareholders' distributions	28,728	5,885
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	328,712	639,903
Total Increase (Decrease) in Net Assets	622,644	1,182,651
Net Assets, at beginning of period	5,249,753	1,580,728
Net Assets, at end of period	$5,872,397	$2,763,379

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Core Income Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$225,033	$19,571
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(858,378)	(2,501,553)
Proceeds from investments and investment repayments, net	78,272	46,050
Net change in unrealized (gain) loss on investments	(63,904)	23,285
Net change in unrealized (gain) loss on interest rate swap attributed to unsecured notes	(676)	—
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(138)	172
Net change in unrealized (gain) loss on Income tax (provision) benefit	7	—
Net realized (gain) loss on investments	4,577	(250)
Paid-in-kind interest and dividends	(33,563)	(7,876)
Net amortization/accretion of premium/discount on investments	(6,804)	(2,259)
Amortization of debt issuance costs	3,697	1,408
Amortization of offering costs	613	1,171
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,766)	(8,498)
(Increase) decrease in due from affiliates	20,202	(4,062)
(Increase) decrease in prepaid expenses and other assets	(320)	(13,314)
Increase (decrease) in payable for investments purchased	71,999	310,582
Increase (decrease) in payables to affiliates	509	1,626
Increase (decrease) in accrued expenses and other liabilities	(28,398)	5,576
Net cash used in operating activities	(589,038)	(2,128,371)
Cash Flows from Financing Activities
Borrowings on debt	992,000	2,693,564
Repayments of debt	(545,000)	(1,663,601)
Debt issuance costs	(3,532)	(25,278)
Repurchase of common stock	(110,836)	(1,413)
Proceeds from issuance of common shares	574,958	1,215,766
Distributions paid to shareholders	(79,748)	(22,540)
Net cash provided by financing activities	827,842	2,196,498
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of	238,804	68,127
Cash and restricted cash, beginning of period	225,247	21,459
Cash and restricted cash, end of period	$464,051	$89,586

Supplemental and Non-Cash Information
Interest paid during the period	$112,416	$8,997
Distributions declared during the period	$133,574	$40,379
Reinvestment of distributions during the period	$49,347	$10,976
Distributions payable	$41,515	$15,868
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

The Company is managed by Owl Rock Capital Advisors LLC (the “Adviser”). The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Subject to the overall supervision of the Company’s Board, the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.

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

Since meeting the minimum offering requirement and commencing its continuous public offering through March 31, 2023, the Company has issued 216,760,729 shares of Class S common stock, 53,431,198 shares of Class D common stock and 382,200,592 shares of Class I common stock for gross proceeds of $2.0 billion, $0.5 billion and $3.5 billion, respectively, including $1,000 of seed capital contributed by its Adviser in September of 2020, $25.0 million in gross proceeds raised in a private placement from Owl Rock

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Feeder FIC ORCIC Equity LLC and 15,654,376 shares of Class I common stock issued in a private placement to feeder vehicles primarily created to hold the Company's Class I shares for gross proceeds of approximately $0.1 billion.

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

The Company does not consolidate its equity interest in Fifth Season, AAM Series 1.1 Rail and Domestic Intermodal Feeder, Fifth Season, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, "Amergin AssetCo") and since November 2, 2022 has not consolidated its equity positions in ORCIC Senior Loan Fund ("ORCIC SLF"). ORCIC SLF was formed as a wholly-owned subsidiary of the Company and commenced operations on February 14, 2022. On November 2, 2022, the Company and State Teachers Retirement System of Ohio ("OSTRS" and together with the Company, the "Members" and each, a "Member") entered into an Amended and Restated Limited Liability Company Agreement to co-manage ORCIC SLF as a joint-venture. See Note 3 "Agreements and Related Party Transactions - Controlled/Affiliated Portfolio Companies".
Investments at Fair Value

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period. Rule 2a-5 under the 1940 Act was adopted by the SEC in January 2021 and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company complied with the mandatory provisions of Rule 2a-5 by the September 2022 compliance date. Additionally, commencing with the fourth quarter of 2022, pursuant to Rule 2a-5, the Board designated the Adviser as the Company's valuation designee to perform fair value determinations relating to the value of assets held by the Company for which market quotations are not readily available.

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
(Unaudited)
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
(Unaudited)
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

Financial and Derivative Instruments

Pursuant to ASC 815 Derivatives and Hedging, all derivative instruments entered into by the Company are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s derivative instruments are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available. Rule 18f-4 was adopted by the SEC in December of 2020, and requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures.
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
The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations with the change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. The Company’s current approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under the Company’s Revolving Credit Facility and SPV Asset Facilities to fund these investments. Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.
Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes accretion and amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three months ended March 31, 2023, PIK interest and PIK dividend income earned was $33.0 million, representing 10.8% of total investment income. For the three months ended March 31, 2022, PIK interest and PIK dividend income earned was $7.9 million, representing 11.2% of total investment income.
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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
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

Income Taxes

The Company has elected to be treated as a RIC under the Code beginning with the taxable year ended December 31, 2020 and intends to qualify as a RIC annually. So long as the Company obtains and maintains its tax treatment as a RIC, it generally will not pay U.S. federal income taxes at corporate rates on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Instead, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
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

Note 3. Agreements and Related Party Transactions

As of March 31, 2023, the Company had payables to affiliates of $33.1 million, primarily comprised of $23.7 million of accrued performance based incentive fees, $5.9 million of management fees, and $3.5 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement. As of December 31, 2022, the Company had payables to affiliates of $32.6 million, primarily comprised of $19.4 million of accrued performance based incentive fees, $5.2 million of management fees, $6.8 million of expense support reimbursement, and $1.2 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement.

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

Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective, and will remain in effect and from year to year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent directors. On May 9, 2023, the Board approved the continuation of the Administration Agreement.

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

For the three months ended March 31, 2023 and 2022, the Company incurred expenses of approximately $1.0 million and $1.0 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

Investment Advisory Agreement

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

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

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from the date it first became effective, and will remain in effect and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, by a majority of independent directors. On May 9, 2023, the Board approved the continuation of the Investment Advisory Agreement.

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

For the three months ended March 31, 2023, management fees were $16.9 million. For the three months ended March 31, 2022, management fees were $5.6 million.

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
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

For the three months ended March 31, 2023, the Company incurred performance based incentive fees on net investment income of $23.7 million. For the three months ended March 31, 2022, the Company incurred performance based incentive fees on net investment income of $5.4 million.

For the three months ended March 31, 2023, the Company did not incur performance based incentive fees based on capital gains. For the three months ended March 31, 2022, the Company recorded a reversal of previously recorded performance based incentive fees based on capital gains of $0.6 million.

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
(Unaudited)
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

For the three months ended March 31, 2023, subject to the 1.5% organization and offering cost cap and the re-categorization of certain expenses as servicing fees, the Company accrued $0.2 million of initial organization and offering expenses that are reimbursable to the Adviser.

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
(Unaudited)
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

For the three months ended March 31, 2023, the Company paid servicing fees with respect to Class D shares of $0.3 million. For the three months ended March 31, 2023, the Company paid servicing fees with respect to Class S shares of $4.0 million.

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

Expense Support and Conditional Reimbursement Agreement

On September 30, 2020, the Company entered into the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, the purpose of which is to ensure that no portion of the Company’s distributions to shareholders represented a return of capital for U.S. federal income tax purposes. The Expense Support Agreement became effective as of the date that the Company met the minimum offering requirement and was terminated by the Adviser on March 7, 2023.

Pursuant to the Expense Support Agreement, prior to its termination on March 7, 2023, on a quarterly basis, the Adviser reimbursed the Company for “Operating Expenses” (as defined below) in an amount equal to the excess of the Company’s cumulative distributions paid to the Company’s shareholders in each quarter over “Available Operating Funds” (as defined below) received by the Company on account of its investment portfolio during such quarter. Any payments that the Adviser was required to make pursuant to the preceding sentence are referred to herein as an “Expense Payment”.

Under the Expense Support Agreement, “Operating Expenses” was defined as all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies. “Available Operating Funds” was defined as the sum of (i) the Company’s estimated investment company taxable income (including realized net short-term capital gains reduced by realized net long-term capital losses), (ii) the Company’s realized net capital gains (including the excess of realized net long-term capital gains over realized net short-term capital losses) and (iii) dividends and other distributions paid to the

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Company on account of preferred and common equity investments in portfolio companies, if any (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

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

As of March 31, 2023, the amount of Expense Support Payments provided by the Adviser since inception is $9.4 million. During the three months ended March 31, 2023, the Company did not repay expense support to the Adviser.

As of March 31, 2022, the amount of Expense Support Payments provided by the Adviser since inception was $6.6 million. During the three months ended March 31, 2022, the Company did not repay expense support to the Adviser.

The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following three month periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement. The Company did not receive any expense support post year end/prior to termination of the Expense Support Agreement.

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Operating Expense Ratio(2)
($ in thousands)
March 31, 2021	$822	$822	$—	6.7%	March 31, 2024	9.47%
June 30, 2021	1,756	1,756	—	6.6%	June 30, 2024	2.43%
March 31, 2022	4,062	—	4,062	7.2%	March 31, 2025	0.67%
June 30, 2022	2,713	—	2,713	7.4%	June 30, 2025	0.67%
September 30, 2022	—	—	—	8.3%	September 30, 2025	0.72%
December 31, 2022	—	6,775	(6,775)	8.8%	December 31, 2025	0.62%
March 31, 2023	—	—	—	9.7%	N/A	0.61%
Total	$9,353	$9,353	$—

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

Promissory Note

The Company as borrower, entered into a Loan Agreement as amended and restated through the date hereof (the "Loan Agreement") with Owl Rock Feeder FIC ORCIC Debt LLC ("Feeder FIC Debt"), an affiliate of the Adviser, as lender, to enter into revolving promissory notes (the "Promissory Notes") to borrow up to an aggregate of $250 million from Feeder FIC Debt. See Note 6 “Debt”.

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

The Company has made investments in controlled, affiliated companies, including ORCIC SLF, Amergin AssetCo, and Fifth Season Investments LLC ("Fifth Season"). For further description of ORCIC SLF see "Note 4 Investments". The Company has also made investments in a non-controlled, affiliated company, LSI Financing 1 DAC ("LSI Financing").

Amergin AssetCo was created to invest in a leasing platform focused on railcar and aviation assets. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made a $90.0 million equity commitment to Amergin AssetCo on July 1, 2022. The Company's investments in Amergin are co-

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
investments made with the Company's affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Amergin AssetCo.

Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, the Company made a $15.9 million equity commitment to Fifth Season. The Company increased its commitment to Fifth Season on October 17, 2022, November 9, 2022, November 15, 2022, November 29, 2022 and February 9, 2023 by $73.6 million, $1.7 million, $7.3 million $7.0 million and $5.3 million, respectively. The Company's investment in Fifth Season is a co-investment with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Fifth Season.

LSI Financing, a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made a $6.2 million equity commitment to LSI Financing. The Company increase its commitment to LSI Financing on February 17, 2023, February 24, 2023, and March 16, 2023 by $2.8 million, $0.3 million, and $69.9 million, respectively. The Company's investment in LSI Financing is a co-investment made with the Company's affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in LSI Financing.

Note 4. Investments

Investments at fair value and amortized cost consisted of the below as of the following periods:

	March 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$9,149,385	$9,140,820	$8,499,854	$8,448,540
Second-lien senior secured debt investments	1,205,502	1,156,893	1,203,388	1,142,862
Unsecured debt investments	225,728	220,622	221,564	211,328
Preferred equity investments(1)	611,288	605,447	510,033	500,023
Common equity investments(2)	266,102	282,725	248,176	264,437
Investment funds and vehicles(3)	182,683	184,517	141,777	140,394
Total Investments	$11,640,688	$11,591,024	$10,824,792	$10,707,584
_______________
(1)Includes equity investment in LSI Financing.
(2)Includes equity investments in Amergin AssetCo and Fifth Season.
(3)Includes equity investment in ORCIC SLF. See below, within Note 4, for more information regarding ORCIC SLF.

The industry composition of investments based on fair value consisted of the below as of the following periods:

	March 31, 2023	December 31, 2022
Advertising and media	2.6%	2.8%
Aerospace and defense	0.3	0.4
Asset based lending and fund finance(1)	1.2	1.2
Automotive	1.3	1.4
Buildings and real estate	4.1	4.0
Business services	7.3	7.3
Chemicals	1.6	1.7
Consumer products	2.4	2.4
Containers and packaging	3.7	3.6
Distribution	2.2	2.3
Education	1.4	1.4
Energy equipment and services	0.1	0.1
Financial services	2.5	2.6
Food and beverage	5.5	5.8

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	March 31, 2023	December 31, 2022
Healthcare equipment and services	4.4	3.9
Healthcare providers and services	13.3	14.4
Healthcare technology	4.9	5.2
Household products	2.2	2.4
Human resource support services	1.1	1.1
Infrastructure and environmental services	0.9	0.9
Insurance(2)	10.3	9.7
Internet software and services	14.0	13.6
Investment funds and vehicles(3)	1.6	1.3
Leisure and entertainment	1.1	1.2
Manufacturing	3.4	3.0
Pharmaceuticals(4)	0.7	—
Professional services	2.7	2.8
Specialty retail	2.9	3.2
Telecommunications	—	—
Transportation	0.3	0.3
Total	100.0%	100.0%
_______________
(1)Includes equity investment in Amergin AssetCo.
(2)Includes equity investment in Fifth Season Investments LLC.
(3)Includes equity investment in ORCIC SLF. See below, within Note 4, for more information regarding ORCIC SLF.
(4)Includes equity investment in LSI Financing.

The geographic composition of investments based on fair value consisted of the below as of the following periods:

	March 31, 2023	December 31, 2022
United States:
Midwest	18.9%	20.4%
Northeast	20.4	20.0
South	31.9	29.7
West	19.1	20.7
International	9.7	9.2
Total	100.0%	100.0%

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
(Unaudited)
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

As of March 31, 2023 and December 31, 2022, ORCIC SLF had total investments in senior secured debt at fair value, as determined by an independent valuation firm, of $651.7 million and $506.2 million, respectively. The determination of fair value is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended; however, such fair value is not included in our valuation process. The following table is a summary of ORCIC SLF’s portfolio as well as a listing of the portfolio investments in ORCIC SLF's portfolio as the following periods:

($ in thousands)	March 31, 2023	December 31, 2022
Total senior secured debt investments(1)	$672,631	$529,463
Weighted average spread over base rate(1)	3.8%	4.4%
Number of portfolio companies	116	74
Largest funded investment to a single borrower(1)	$14,520	$14,547
________________
(1)At par.

ORCIC Senior Loan Fund's Portfolio as of March 31, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Debt Investments
Aerospace and defense
American Airlines, Inc.(11)	First lien senior secured loan	SR +	2.75%	02/2028	$2,000	$1,961	$1,952	0.9%
Bleriot US Bidco Inc.(7)	First lien senior secured loan	L +	4.00%	10/2026	5,260	5,171	5,258	2.6%
Peraton Corp.(6)	First lien senior secured loan	L +	3.75%	02/2028	7,552	7,285	7,442	3.5%
Transdigm, Inc.(10)	First lien senior secured loan	SR +	3.25%	08/2028	4,000	3,991	3,985	1.9%
Transdigm, Inc.(10)	First lien senior secured loan	SR +	3.25%	02/2027	2,993	2,937	2,986	1.4%
					21,805	21,345	21,623	10.3%
Automotive
PAI Holdco, Inc.(7)(12)	First lien senior secured loan	L +	3.75%	10/2027	4,937	4,543	4,616	2.2%
					4,937	4,543	4,616	2.2%
Buildings and real estate
CPG International LLC(9)	First lien senior secured loan	SR +	2.50%	04/2029	1,995	1,975	1,967	0.9%
Beacon Roofing Supply, Inc.(6)	First lien senior secured loan	L +	2.25%	05/2028	1,995	1,992	1,981	0.9%
Cushman & Wakefield U.S. Borrower, LLC(6)	First lien senior secured loan	L +	2.75%	08/2025	2,000	1,965	1,947	0.9%
Dodge Construction Network, LLC(11)(12)	First lien senior secured loan	SR +	4.75%	02/2029	5,260	4,916	4,419	2.1%
RealPage, Inc.(6)	First lien senior secured loan	L +	3.00%	04/2028	10,520	9,926	10,186	4.8%
Wrench Group LLC(7)(12)	First lien senior secured loan	L +	4.00%	04/2026	9,736	9,716	9,444	4.6%
					31,506	30,490	29,944	14.2%
Business services
Prime Security Services Borrower, LLC(7)	First lien senior secured loan	L +	2.75%	09/2026	1,995	1,965	1,986	0.9%
BrightView Landscapes, LLC(10)	First lien senior secured loan	SR +	3.25%	04/2029	10,515	10,219	10,248	4.8%
ConnectWise, LLC(6)	First lien senior secured loan	L +	3.50%	09/2028	10,520	9,958	10,136	4.8%
Packers Holdings, LLC(9)	First lien senior secured loan	SR +	3.25%	03/2028	6,174	5,688	5,568	2.6%
Brown Group Holdings, LLC(10)	First lien senior secured loan	SR +	3.75%	07/2029	2,021	2,001	2,018	1.0%
Sitel Worldwide Corporation(6)	First lien senior secured loan	L +	3.75%	08/2028	2,992	2,923	2,953	1.4%
VM Consolidated, Inc(9)	First lien senior secured loan	SR +	3.25%	03/2028	2,456	2,431	2,451	1.2%
Vistage Worldwide, Inc.(9)(12)	First lien senior secured loan	SR +	5.25%	07/2029	3,980	3,827	3,910	1.9%
					40,653	39,012	39,270	18.6%
Chemicals

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

ORCIC Senior Loan Fund's Portfolio as of March 31, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Aruba Investments Holdings, LLC (dba Angus Chemical Company)(9)(12)	First lien senior secured loan	SR +	4.75%	11/2027	2,993	2,796	2,933	1.5%
Axalta Coating Systems US Holdings Inc.(10)	First lien senior secured loan	SR +	3.00%	12/2029	4,813	4,768	4,814	2.3%
H.B. Fuller Company(9)	First lien senior secured loan	SR +	2.50%	02/2030	2,000	2,000	2,007	1.0%
Ineos US Petrochem LLC(9)(12)	First lien senior secured loan	SR +	3.75%	03/2030	2,000	1,980	1,990	0.9%
Ineos US Finance LLC(9)	First lien senior secured loan	SR +	3.50%	02/2030	2,000	1,980	1,987	0.9%
Ineos US Finance LLC(9)	First lien senior secured loan	SR +	3.75%	11/2027	3,000	2,897	2,992	1.4%
Nouryon Finance B.V.(9)(12)	First lien senior secured loan	SR +	4.00%	03/2028	2,000	1,980	1,995	0.9%
Blue Tree Holdings, Inc(7)(12)	First lien senior secured loan	L +	2.50%	03/2028	1,995	1,985	1,950	0.9%
					20,801	20,386	20,668	9.8%
Consumer products
Olaplex, Inc.(9)	First lien senior secured loan	SR +	3.50%	02/2029	5,260	4,893	4,677	2.2%
					5,260	4,893	4,677	2.2%
Containers and packaging
Berlin Packaging L.L.C.(7)	First lien senior secured loan	L +	3.75%	03/2028	11,577	11,139	11,380	5.4%
BW Holding, Inc.(10)(12)	First lien senior secured loan	SR +	4.00%	12/2028	7,748	7,623	7,360	3.5%
Charter NEX US, Inc.(9)	First lien senior secured loan	SR +	3.75%	12/2027	5,000	4,952	4,930	2.3%
Valcour Packaging, LLC(8)(12)	First lien senior secured loan	L +	3.75%	10/2028	9,900	9,880	8,861	4.2%
Ring Container Technologies Group, LLC(6)	First lien senior secured loan	L +	3.50%	08/2028	9,737	9,570	9,677	4.6%
Tricorbraun Holdings, Inc.(6)	First lien senior secured loan	L +	3.25%	03/2028	10,520	9,994	10,255	4.9%
					54,482	53,158	52,463	24.9%
Distribution
Dealer Tire, LLC(9)	First lien senior secured loan	SR +	4.50%	12/2027	3,949	3,882	3,917	1.9%
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(9)	First lien senior secured loan	SR +	4.63%	06/2026	9,738	9,433	9,602	4.6%
SRS Distribution, Inc.(6)	First lien senior secured loan	L +	3.50%	06/2028	10,546	9,843	10,165	4.8%
White Cap Supply Holdings, LLC(9)	First lien senior secured loan	SR +	3.75%	10/2027	10,547	10,021	10,412	4.9%
					34,780	33,179	34,096	16.2%
Education
Sophia, L.P.(9)(12)	First lien senior secured loan	SR +	4.25%	10/2027	9,738	9,719	9,738	4.6%
Severin Acquisition, LLC (dba Powerschool)(9)	First lien senior secured loan	SR +	3.00%	08/2025	4,884	4,804	4,875	2.3%
Renaissance Learning, Inc.(6)	First lien senior secured loan	L +	3.25%	05/2025	3,500	3,395	3,399	1.6%
					18,122	17,918	18,012	8.5%
Energy equipment and services
AMG Advanced Metallurgical Group N.V(6)	First lien senior secured loan	L +	3.50%	11/2028	3,456	3,428	3,422	1.6%
AZZ Inc.(9)	First lien senior secured loan	SR +	4.25%	05/2029	7,925	7,862	7,912	3.8%
Pike Corp.(6)	First lien senior secured loan	L +	3.00%	01/2028	9,800	9,617	9,715	4.6%
Brookfield WEC Holdings Inc.(9)	First lien senior secured loan	SR +	3.75%	08/2025	3,483	3,459	3,472	1.6%
					24,664	24,366	24,521	11.6%
Financial services
Acuris Finance US, Inc. (ION Analytics) (10)	First lien senior secured loan	SR +	4.00%	02/2028	4,500	4,401	4,333	2.1%
AllSpring Buyer(10)	First lien senior secured loan	SR +	4.00%	11/2028	4,975	4,913	4,957	2.4%
Deerfield Dakota Holding, LLC(10)	First lien senior secured loan	SR +	3.75%	04/2027	7,890	7,525	7,627	3.6%
The Edelman Financial Engines Center, LLC(6)	First lien senior secured loan	L +	3.75%	04/2028	3,990	3,900	3,837	1.8%
Focus Financial Partners, LLC(9)	First lien senior secured loan	SR +	3.25%	06/2028	4,975	4,893	4,918	2.3%
Guggenheim Partners Investment Management Holdings, LLC(10)	First lien senior secured loan	SR +	3.25%	12/2029	4,988	4,904	4,953	2.3%
					31,318	30,536	30,625	14.5%
Food and beverage

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

ORCIC Senior Loan Fund's Portfolio as of March 31, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Nomad Foods Europe Midco Ltd.(9)	First lien senior secured loan	SR +	3.75%	11/2029	5,000	4,807	4,992	2.4%
Pegasus BidCo B.V.(10)	First lien senior secured loan	SR +	4.25%	07/2029	5,486	5,305	5,390	2.6%
Shearer’s Foods, LLC(6)	First lien senior secured loan	L +	3.50%	09/2027	8,785	8,203	8,565	4.1%
Naked Juice LLC (dba Tropicana)(10)	First lien senior secured loan	SR +	3.25%	01/2029	10,547	9,674	9,249	4.3%
					29,818	27,989	28,196	13.4%
Healthcare equipment and services
Confluent Medical Technologies, Inc.(10)(12)	First lien senior secured loan	SR +	3.75%	02/2029	9,738	9,602	9,421	4.5%
Dermatology Intermediate Holdings III, Inc(10)	First lien senior secured loan	SR +	4.25%	03/2029	9,925	9,808	9,702	4.6%
Dermatology Intermediate Holdings III, Inc(10)(13)	First lien senior secured delayed draw term loan	SR +	4.25%	03/2029	1,767	1,757	1,727	0.8%
Medline Borrower, LP(6)	First lien senior secured loan	L +	3.25%	10/2028	8,306	7,777	8,089	3.8%
MJH Healthcare Holdings, LLC(9)	First lien senior secured loan	SR +	3.50%	01/2029	3,822	3,760	3,721	1.8%
Natus Medical Inc.(10)(12)	First lien senior secured loan	SR +	5.50%	07/2029	4,489	4,182	4,242	2.0%
Zest Acquisition Corp.(9)	First lien senior secured loan	SR +	5.50%	02/2028	3,990	3,797	3,833	1.8%
					42,037	40,683	40,735	19.3%
Healthcare providers and services
Covetrus, Inc.(10)	First lien senior secured loan	SR +	5.00%	10/2029	9,500	8,957	8,942	4.2%
HAH Group Holding Company LLC(7)(12)(13)	First lien senior secured delayed draw term loan	L +	5.00%	10/2027	—	—	—	—%
Phoenix Newco, Inc. (dba Parexel)(6)	First lien senior secured loan	L +	3.25%	11/2028	7,425	7,164	7,331	3.5%
Pediatric Associates Holding Company, LLC(6)	First lien senior secured loan	L +	3.25%	12/2028	3,413	3,350	3,329	1.6%
Physician Partners, LLC(10)	First lien senior secured loan	SR +	4.00%	12/2028	9,925	9,404	9,308	4.4%
Premise Health Holding(10)(12)	First lien senior secured loan	SR +	4.75%	07/2025	3,226	3,193	3,201	1.5%
					33,489	32,068	32,111	15.2%
Healthcare technology
Athenahealth Group Inc.(9)	First lien senior secured loan	SR +	3.50%	02/2029	9,379	8,640	8,769	4.2%
Athenahealth Group Inc.(9)(13)	First lien senior secured delayed draw term loan	SR +	3.50%	02/2029	—	(108)	(69)	—%
Gainwell Acquisition Corp.(10)	First lien senior secured loan	SR +	4.00%	10/2027	2,992	2,956	2,850	1.4%
Imprivata, Inc.(9)	First lien senior secured loan	SR +	4.25%	12/2027	9,738	9,569	9,543	4.5%
Verscend Holding Corp.(6)	First lien senior secured loan	L +	4.00%	08/2025	9,919	9,809	9,896	4.6%
Zelis Cost Management Buyer, Inc.(6)	First lien senior secured loan	L +	3.50%	09/2026	4,489	4,484	4,463	2.1%
					36,517	35,350	35,452	16.8%
Infrastructure and environmental services
Osmose Utilities Services, Inc.(6)	First lien senior secured loan	L +	3.25%	06/2028	9,737	9,056	9,328	4.4%
USIC Holdings, Inc.(6)	First lien senior secured loan	L +	3.50%	05/2028	2,970	2,830	2,868	1.4%
					12,707	11,886	12,196	5.8%
Insurance
Acrisure, LLC(10)	First lien senior secured loan	SR +	5.75%	02/2027	7,481	7,181	7,406	3.5%
AssuredPartners, Inc.(9)	First lien senior secured loan	SR +	4.25%	02/2027	4,975	4,812	4,950	2.4%
Broadstreet Partners, Inc(6)	First lien senior secured loan	L +	3.00%	01/2027	4,166	4,115	4,073	1.9%
Hub International Limited(7)	First lien senior secured loan	L +	3.25%	04/2025	9,899	9,749	9,865	4.7%
Howden Group Holdings Limited (aka HIG Finance 2 Limited / Preatorian)(9)(12)	First lien senior secured loan	SR +	4.00%	03/2030	4,000	3,840	3,970	1.9%
					30,521	29,697	30,264	14.4%
Internet software and services
Barracuda Parent, LLC(10)	First lien senior secured loan	SR +	4.50%	08/2029	10,574	10,131	10,160	4.8%
Boxer Parent Company Inc(6)	First lien senior secured loan	L +	3.75%	10/2025	1,994	1,972	1,966	0.9%
CDK Global, Inc.(10)	First lien senior secured loan	SR +	4.25%	07/2029	10,574	10,350	10,527	5.0%
DCert Buyer, Inc.(11)	First lien senior secured loan	SR +	4.00%	10/2026	1,995	1,983	1,949	0.9%
E2open, LLC(6)	First lien senior secured loan	L +	3.50%	02/2028	3,859	3,752	3,816	1.8%

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

ORCIC Senior Loan Fund's Portfolio as of March 31, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Hyland Software, Inc.(6)	First lien senior secured loan	L +	3.50%	07/2024	9,922	9,743	9,795	4.6%
Idera, Inc.(7)	First lien senior secured loan	L +	3.75%	03/2028	1,995	1,939	1,897	0.9%
Infinite Bidco LLC(7)(12)	First lien senior secured loan	L +	3.25%	03/2028	2,993	2,889	2,858	1.4%
Delta TopCo, Inc. (dba Infoblox, Inc.)(10)	First lien senior secured loan	SR +	3.75%	12/2027	10,546	9,680	9,751	4.6%
McAfee Corp(9)	First lien senior secured loan	SR +	3.75%	03/2029	2,992	2,861	2,805	1.3%
Perforce Software, Inc.(6)	First lien senior secured loan	L +	3.75%	07/2026	2,992	2,837	2,777	1.3%
SONICWALL US Holdings Inc(7)	First lien senior secured loan	L +	3.75%	05/2025	1,995	1,962	1,956	1.0%
Sophos Holdings, LLC(7)	First lien senior secured loan	L +	3.50%	03/2027	10,519	10,307	10,410	5.0%
UST Holdings, Ltd.(9)(12)	First lien senior secured loan	SR +	3.75%	11/2028	3,461	3,449	3,427	1.6%
VS Buyer LLC(7)	First lien senior secured loan	L +	3.00%	02/2027	2,992	2,992	2,957	1.4%
					79,403	76,847	77,051	36.5%
Leisure and entertainment
Delta 2 (Lux) SARL (dba Formula One)(9)	First lien senior secured loan	SR +	3.25%	01/2030	3,000	2,972	3,001	1.4%
WMG Acquisition Corp.(9)	First lien senior secured loan	SR +	3.00%	01/2028	4,000	3,926	3,960	1.9%
					7,000	6,898	6,961	3.3%
Manufacturing
Altar Bidco, Inc(11)	First lien senior secured loan	SR +	3.10%	02/2029	4,751	4,543	4,509	2.1%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)	First lien senior secured loan	L +	3.50%	05/2028	4,987	4,952	4,911	2.3%
DXP Enterprises, Inc.(11)(12)	First lien senior secured loan	SR +	5.25%	12/2027	6,969	6,660	6,795	3.2%
Entegris, Inc.(9)	First lien senior secured loan	SR +	2.75%	07/2029	2,500	2,500	2,499	1.2%
Gates Global LLC(9)	First lien senior secured loan	SR +	3.50%	11/2029	1,990	1,933	1,983	0.9%
Pro Mach Group, Inc.(6)	First lien senior secured loan	L +	4.00%	08/2028	10,520	10,268	10,456	5.0%
Pro Mach Group, Inc.(9)(12)	First lien senior secured loan	SR +	5.00%	08/2028	4,000	3,808	4,000	1.9%
Watlow Electric Manufacturing Company(10)	First lien senior secured loan	SR +	3.75%	03/2028	2,494	2,477	2,435	1.2%
					38,211	37,141	37,588	17.8%
Professional services
Apex Group Treasury, LLC(7)	First lien senior secured loan	L +	3.75%	07/2028	4,925	4,744	4,790	2.3%
Apex Group Treasury, LLC(10)(12)	First lien senior secured loan	SR +	5.00%	07/2028	2,494	2,349	2,456	1.2%
Skopima Merger Sub Inc(6)	First lien senior secured loan	L +	4.00%	05/2028	4,987	4,747	4,651	2.2%
Corporation Service Company(9)	First lien senior secured loan	SR +	3.25%	11/2029	1,995	1,990	1,989	0.9%
EM Midco2 Ltd. (dba Element Materials Technology)(10)	First lien senior secured loan	SR +	4.25%	06/2029	9,083	8,970	8,958	4.2%
Genuine Financial Holdings LLC(7)	First lien senior secured loan	L +	3.75%	07/2025	3,988	3,977	3,955	1.9%
Red Ventures, LLC(9)	First lien senior secured loan	SR +	3.00%	02/2030	4,000	3,960	3,960	1.9%
Sovos Compliance, LLC(6)	First lien senior secured loan	L +	4.50%	08/2028	10,520	10,189	9,942	4.7%
VT Topco, Inc. (dba Veritext)(6)(12)	First lien senior secured loan	L +	3.75%	08/2025	1,939	1,915	1,905	0.9%
VT Topco, Inc. (dba Veritext)(7)(12)(13)	First lien senior secured delayed draw term loan	L +	3.75%	08/2025	55	55	54	—%
					43,986	42,896	42,660	20.2%
Telecommunications
Ciena Corporation(9)	First lien senior secured loan	SR +	2.50%	01/2030	2,000	1,991	1,996	0.9%
Cogeco Communications (USA) II L.P.(6)	First lien senior secured loan	L +	2.50%	09/2028	2,992	2,979	2,949	1.4%
Park Place Technologies, LLC(9)	First lien senior secured loan	SR +	5.00%	11/2027	9,737	9,268	9,316	4.5%
Zayo Group Holdings, Inc.(9)	First lien senior secured loan	SR +	4.25%	03/2027	9,900	8,349	7,776	3.7%
					24,629	22,587	22,037	10.5%
Transportation
Safe Fleet Holdings(9)	First lien senior secured loan	SR +	3.75%	02/2029	1,995	1,976	1,949	0.9%
Uber Technologies, Inc.(10)	First lien senior secured loan	SR +	2.75%	03/2030	3,990	3,980	3,979	1.9%
					5,985	5,956	5,928	2.8%
Total Debt Investments					$672,631	$649,824	$651,694	309.0%
Total Investments					$672,631	$649,824	$651,694	309.0%
________________

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
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
4.Unless otherwise indicated, all investments are considered Level 2 investments.
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
6.The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2023 was 4.86%.
7.The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2023 was 5.19%.
8.The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2023 was 5.31%.
9.The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2023 was 4.80%.
10.The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2023 was 4.91%.
11.The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2023 was 4.90%.
12.Level 3 investment.
13.Position or portion thereof is an unfunded loan commitment.

ORCIC Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Debt Investments
Aerospace and defense
Bleriot US Bidco Inc.(7)	First lien senior secured loan	L +	4.00%	10/2026	$5,273	$5,178	$5,207	3.2%
Peraton Corp.(6)	First lien senior secured loan	L +	3.75%	02/2028	7,571	7,290	7,382	4.6%
Transdigm, Inc.(8)(11)	First lien senior secured loan	SR +	3.25%	02/2027	3,000	2,940	2,985	1.9%
					15,844	15,408	15,574	9.7%
Automotive
PAI Holdco, Inc.(7)	First lien senior secured loan	L +	3.75%	10/2027	4,950	4,538	4,356	2.7%
					4,950	4,538	4,356	2.7%
Buildings and real estate
Dodge Construction Network, LLC(10)	First lien senior secured loan	SR +	4.75%	02/2029	5,274	4,917	4,482	2.8%
RealPage, Inc.(6)(11)	First lien senior secured loan	L +	3.00%	04/2028	10,547	9,925	10,009	6.2%
Wrench Group LLC(7)	First lien senior secured loan	L +	4.00%	04/2026	9,761	9,737	9,419	5.9%
					25,582	24,579	23,910	14.9%
Business services
BrightView Landscapes, LLC(8)	First lien senior secured loan	SR +	3.25%	04/2029	10,547	10,230	10,125	6.3%
Brown Group Holdings, LLC(9)(11)	First lien senior secured loan	SR +	3.75%	07/2029	2,026	2,005	2,017	1.3%
ConnectWise, LLC(7)(11)	First lien senior secured loan	L +	3.50%	09/2028	10,547	9,961	9,996	6.2%
Packers Holdings, LLC(6)	First lien senior secured loan	L +	3.25%	03/2028	6,190	5,682	5,384	3.4%
Vistage Worldwide, Inc.(8)	First lien senior secured loan	SR +	5.25%	07/2029	3,990	3,831	3,890	2.4%
					33,300	31,709	31,412	19.6%
Capital markets
Guggenheim Partners Investment Management Holdings, LLC(9)	First lien senior secured loan	SR +	3.25%	12/2029	5,000	4,913	4,913	3.1%
					5,000	4,913	4,913	3.1%
Chemicals

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

ORCIC Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Aruba Investments Holdings, LLC (dba Angus Chemical Company)(8)	First lien senior secured loan	SR +	4.75%	11/2027	3,000	2,794	2,933	1.9%
Axalta Coating Systems US Holdings Inc.(9)(11)	First lien senior secured loan	SR +	3.00%	12/2029	5,000	4,950	5,000	3.1%
Ineos US Finance LLC(9)	First lien senior secured loan	SR +	3.75%	11/2027	3,000	2,895	2,948	1.8%
					11,000	10,639	10,881	6.8%
Consumer products
Olaplex, Inc.(8)	First lien senior secured loan	SR +	3.50%	02/2029	5,287	4,905	4,970	3.1%
					5,287	4,905	4,970	3.1%
Containers and packaging
Berlin Packaging L.L.C.(7)(11)	First lien senior secured loan	L +	3.75%	03/2028	10,547	10,102	10,127	6.3%
BW Holding, Inc.(9)	First lien senior secured loan	SR +	4.00%	12/2028	7,767	7,637	7,146	4.5%
Ring Container Technologies Group, LLC(6)	First lien senior secured loan	L +	3.50%	08/2028	9,762	9,585	9,616	6.0%
Tricorbraun Holdings, Inc.(6)(11)	First lien senior secured loan	L +	3.25%	03/2028	10,546	9,995	10,040	6.3%
Valcour Packaging, LLC(9)	First lien senior secured loan	SR +	3.75%	10/2028	9,925	9,901	8,883	5.5%
					48,547	47,220	45,812	28.6%
Distribution
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(8)(11)	First lien senior secured loan	SR +	4.63%	06/2026	9,762	9,434	9,469	5.9%
Dealer Tire, LLC(8)	First lien senior secured loan	SR +	4.25%	12/2027	3,959	3,888	3,900	2.4%
SRS Distribution, Inc.(6)	First lien senior secured loan	L +	3.50%	06/2028	10,573	9,839	10,097	6.3%
White Cap Supply Holdings, LLC(8)(11)	First lien senior secured loan	SR +	3.75%	10/2027	10,573	10,020	10,208	6.4%
					34,867	33,181	33,674	21.0%
Diversified financial services
Focus Financial Partners, LLC(8)(11)	First lien senior secured loan	SR +	3.25%	06/2028	4,988	4,901	4,921	3.1%
					4,988	4,901	4,921	3.1%
Education
Severin Acquisition, LLC (dba Powerschool)(8)	First lien senior secured loan	SR +	3.00%	08/2025	4,897	4,807	4,860	3.0%
Sophia, L.P.(8)	First lien senior secured loan	SR +	4.25%	10/2027	9,762	9,739	9,738	6.1%
					14,659	14,546	14,598	9.1%
Energy equipment and services
AZZ Inc.(9)	First lien senior secured loan	SR +	4.25%	05/2029	7,950	7,882	7,950	5.0%
Brookfield WEC Holdings Inc.(8)(11)	First lien senior secured loan	SR +	3.75%	08/2025	3,491	3,465	3,473	2.1%
Pike Corp.(6)(11)	First lien senior secured loan	L +	3.00%	01/2028	9,800	9,607	9,651	6.0%
					21,241	20,954	21,074	13.1%
Financial services
Acuris Finance US, Inc. (ION Analytics) (9)(11)	First lien senior secured loan	SR +	4.00%	02/2028	4,500	4,396	4,416	2.8%
AllSpring Buyer(9)	First lien senior secured loan	SR +	4.00%	11/2028	4,988	4,921	4,925	3.1%
Deerfield Dakota Holding, LLC(8)(11)	First lien senior secured loan	SR +	3.75%	04/2027	5,910	5,597	5,509	3.4%
					15,398	14,914	14,850	9.3%
Food and beverage

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

ORCIC Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Eagle Parent Corp.(9)(11)	First lien senior secured loan	SR +	4.25%	04/2029	2,722	2,674	2,668	1.7%
Naked Juice LLC (dba Tropicana)(9)(11)	First lien senior secured loan	SR +	3.25%	01/2029	10,573	9,668	9,430	5.9%
Nomad Foods Europe Midco Ltd.(8)(11)	First lien senior secured loan	SR +	3.75%	11/2029	5,000	4,801	4,979	3.1%
Pegasus BidCo B.V.(9)	First lien senior secured loan	SR +	4.25%	07/2029	4,500	4,306	4,354	2.7%
Shearer’s Foods, LLC(6)(11)	First lien senior secured loan	L +	3.50%	09/2027	8,807	8,196	8,376	5.2%
					31,602	29,645	29,807	18.6%
Healthcare equipment and services
Confluent Medical Technologies, Inc.(9)	First lien senior secured loan	SR +	3.75%	02/2029	9,762	9,620	9,250	5.8%
Dermatology Intermediate Holdings III, Inc(8)	First lien senior secured loan	SR +	4.25%	03/2029	9,950	9,829	9,751	6.1%
Dermatology Intermediate Holdings III, Inc(8)(12)	First lien senior secured delayed draw term loan	SR +	4.25%	03/2029	1,629	1,618	1,596	1.0%
Medline Borrower, LP(6)(11)	First lien senior secured loan	L +	3.25%	10/2028	6,327	5,831	6,005	3.7%
MJH Healthcare Holdings, LLC(8)	First lien senior secured loan	SR +	3.50%	01/2029	3,831	3,767	3,678	2.3%
Natus Medical Inc.(10)	First lien senior secured loan	SR +	5.50%	07/2029	4,500	4,191	4,207	2.6%
					35,999	34,856	34,487	21.5%
Healthcare providers and services
Covetrus, Inc.(9)(11)	First lien senior secured loan	SR +	5.00%	10/2029	9,500	8,940	8,878	5.5%
Pediatric Associates Holding Company, LLC(6)	First lien senior secured loan	L +	3.25%	12/2028	3,422	3,356	3,242	2.0%
Phoenix Newco, Inc. (dba Parexel)(6)(11)	First lien senior secured loan	L +	3.25%	11/2028	7,444	7,170	7,156	4.5%
Physician Partners, LLC(8)(11)	First lien senior secured loan	SR +	4.00%	12/2028	9,950	9,407	9,457	5.9%
Premise Health Holding(9)	First lien senior secured loan	SR +	4.75%	07/2025	3,234	3,197	3,193	2.0%
					33,550	32,070	31,926	19.9%
Healthcare technology
Athenahealth Group Inc.(8)(11)	First lien senior secured loan	SR +	3.50%	02/2029	9,403	8,636	8,466	5.3%
Athenahealth Group Inc.(8)(11)(12)	First lien senior secured delayed draw term loan	SR +	3.50%	02/2029	—	(112)	(109)	(0.1)%
Imprivata, Inc.(8)	First lien senior secured loan	SR +	4.25%	12/2027	9,762	9,583	9,396	5.9%
Verscend Holding Corp.(6)	First lien senior secured loan	L +	4.00%	08/2025	9,944	9,821	9,870	6.1%
					29,109	27,928	27,623	17.2%
Infrastructure and environmental services
Osmose Utilities Services, Inc.(6)	First lien senior secured loan	L +	3.25%	06/2028	9,762	9,052	9,249	5.8%
USIC Holdings, Inc.(6)(11)	First lien senior secured loan	L +	3.50%	05/2028	2,977	2,831	2,837	1.7%
					12,739	11,883	12,086	7.5%
Insurance
Acrisure, LLC(9)	First lien senior secured loan	SR +	5.75%	02/2027	6,500	6,182	6,435	4.1%
AssuredPartners, Inc.(8)	First lien senior secured loan	SR +	4.25%	02/2027	4,988	4,814	4,875	3.0%
Hub International Limited(7)(11)	First lien senior secured loan	L +	3.25%	04/2025	9,924	9,756	9,823	6.1%

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

ORCIC Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
					21,412	20,752	21,133	13.2%
Internet software and services
Barracuda Parent, LLC(8)	First lien senior secured loan	SR +	4.50%	08/2029	10,600	10,141	10,203	6.3%
CDK Global, Inc.(9)(11)	First lien senior secured loan	SR +	4.50%	07/2029	10,600	10,366	10,492	6.5%
Delta TopCo, Inc. (dba Infoblox, Inc.)(9)(11)	First lien senior secured loan	SR +	3.75%	12/2027	10,573	9,666	9,741	6.1%
E2open, LLC(6)(11)	First lien senior secured loan	L +	3.50%	02/2028	3,868	3,756	3,793	2.4%
Hyland Software, Inc.(6)(11)	First lien senior secured loan	L +	3.50%	07/2024	9,948	9,732	9,802	6.1%
Sophos Holdings, LLC(7)	First lien senior secured loan	L +	3.50%	03/2027	10,546	10,319	10,203	6.4%
					56,135	53,980	54,234	33.8%
Leisure and entertainment
Delta 2 (Lux) SARL (dba Formula One)(8)	First lien senior secured loan	SR +	3.25%	01/2030	3,000	2,970	2,993	1.8%
WMG Acquisition Corp.(8)(11)	First lien senior secured loan	SR +	3.00%	01/2028	4,000	3,922	3,953	2.5%
					7,000	6,892	6,946	4.3%
Manufacturing
DXP Enterprises, Inc.(10)	First lien senior secured loan	SR +	5.25%	12/2027	4,987	4,717	4,738	3.0%
Gates Global LLC(8)(11)	First lien senior secured loan	SR +	3.50%	11/2029	1,995	1,936	1,978	1.2%
Pro Mach Group, Inc.(6)(11)	First lien senior secured loan	L +	4.00%	08/2028	10,547	10,282	10,241	6.4%
Pro Mach Group, Inc.(9)	First lien senior secured loan	SR +	5.00%	08/2028	4,000	3,800	3,884	2.4%
					21,529	20,735	20,841	13.0%
Professional services
Apex Group Treasury, LLC(9)	First lien senior secured loan	SR +	5.00%	07/2028	2,500	2,350	2,400	1.5%
Apex Group Treasury, LLC(7)(11)	First lien senior secured loan	L +	3.75%	07/2028	4,938	4,748	4,691	2.9%
EM Midco2 Ltd. (dba Element Materials Technology)(9)	First lien senior secured loan	SR +	4.25%	06/2029	2,053	1,988	2,012	1.3%
Sovos Compliance, LLC(9)	First lien senior secured loan	SR +	4.50%	08/2028	10,547	10,200	9,703	6.0%
					20,038	19,286	18,806	11.7%
Telecommunications
Park Place Technologies, LLC(8)(11)	First lien senior secured loan	SR +	5.00%	11/2027	9,762	9,268	9,172	5.7%
Zayo Group Holdings, Inc.(8)(11)	First lien senior secured loan	SR +	4.25%	03/2027	9,925	8,294	8,196	5.1%
					19,687	17,562	17,368	10.8%
Total Debt Investments					$529,463	$507,996	$506,202	315.6%
Total Investments					$529,463	$507,996	$506,202	315.6%
_____________
1.Certain portfolio company investments are subject to contractual restrictions on sales.
2.Unless otherwise indicated, ORCIC SLF's investments are pledged as collateral supporting the amounts outstanding under ORCIC SLF's SPV Asset Facilities.
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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Below is selected balance sheet information for ORCIC SLF as of the following periods:

($ in thousands)	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value (amortized cost of $649,824 and $507,996, respectively)	$651,694	$506,202
Cash	8,920	15,237
Interest receivable	2,725	2,202
Receivable due on investments sold	—	4,622
Prepaid expenses and other assets	176	151
Total Assets	$663,515	$528,414
Liabilities
Debt (net of unamortized debt issuance costs of $3,272 and $3,509, respectively)	$405,476	$343,035
Payable for investments purchased	38,615	13,958
Interest payable	1,197	1,522
Return of capital payable	—	4,489
Distribution payable	6,968	3,624
Accrued expenses and other liabilities	383	1,337
Total Liabilities	$452,639	$367,965
Commitments and contingencies
Members’ Equity
Members’ Equity	210,876	160,449
Total Members’ Equity	210,876	160,449
Total Liabilities and Members’ Equity	$663,515	$528,414
Below is selected statement of operations information for ORCIC SLF as of the following periods:

($ in thousands)	For the Three Months Ended March 31, 2023 (Unaudited)
Investment Income
Interest income	$13,181
Total Investment Income	13,181
Operating Expenses
Interest expense	$5,894
Professional fees	190
Other general and administrative	129
Total Operating Expenses	6,213
Net Investment Income	$6,968
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	3,663
Net realized gain (loss) on investments	14
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	3,677
Net Increase in Members’ Equity Resulting from Operations	$10,645

Note 5. Fair Value of Investments

Investments

The below tables present the fair value hierarchy of investments as of the following periods:

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	Fair Value Hierarchy as of March 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$1,171,094	$7,969,726	$9,140,820
Second-lien senior secured debt investments	—	214,796	942,097	1,156,893
Unsecured debt investments	—	50,435	170,187	220,622
Preferred equity investments(1)	—	—	605,447	605,447
Common equity investments(2)	—	—	282,725	282,725
Subtotal	$—	$1,436,325	$9,970,182	$11,406,507
Investments measured at NAV(3)	—	—	—	184,517
Total Investments at fair value	$—	$1,436,325	$9,970,182	$11,591,024
_______________
(1)Includes equity investment in LSI Financing.
(2)Includes equity investments in Amergin AssetCo and Fifth Season.
(3)Includes equity investment in ORCIC SLF.

	Fair Value Hierarchy as of December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$845,039	$7,603,501	$8,448,540
Second-lien senior secured debt investments	—	123,639	1,019,223	1,142,862
Unsecured debt investments	—	—	211,328	211,328
Preferred equity investments(1)	—	—	500,023	500,023
Common equity investments(2)	—	—	264,437	264,437
Subtotal	$—	$968,678	$9,598,512	$10,567,190
Investments measured at NAV(3)	—	—	—	140,394
Total Investments at fair value	$—	$968,678	$9,598,512	$10,707,584
_______________
(1)Includes equity investment in LSI Financing.
(2)Includes equity investments in Amergin AssetCo and Fifth Season.
(3)Includes equity investment in ORCIC SLF.

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended March 31, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$7,603,501	$1,019,223	$211,328	$500,023	$264,437	$9,598,512
Purchases of investments, net	547,001	—	613	80,651	15,087	643,352
Payment-in-kind	8,083	1,690	3,454	20,314	21	33,562
Proceeds from investments, net	(37,370)	—	(3)	—	—	(37,373)
Net change in unrealized gain (loss)	33,156	4,425	2,583	4,169	362	44,695
Net realized gains (losses)	(4,577)	—	—	—	—	(4,577)
Net amortization/accretion of premium/discount on investments	5,048	278	54	290	—	5,670
Transfers between investment types	(2,818)	—	—	—	2,818	—
Transfers into (out of) Level 3(1)	(182,298)	(83,519)	(47,842)	—	—	(313,659)
Fair value, end of period	$7,969,726	$942,097	$170,187	$605,447	$282,725	$9,970,182

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2023, transfers out of Level 3 into Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Three Months Ended March 31, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,328,346	$450,477	$2,116	$56,970	$71,705	$2,909,614
Purchases of investments, net	1,439,482	168,993	120,775	98,010	26,105	1,853,365
Payment-in-kind	3,659	1,086	82	3,023	26	7,876
Proceeds from investments, net	(43,878)	—	—	(642)	—	(44,520)
Net change in unrealized gain (loss)	(14,470)	(2,903)	625	(982)	3,129	(14,601)
Net realized gains (losses)	48	—	—	202	—	250
Net amortization/accretion of premium/discount on investments	1,968	131	10	97	2	2,208
Transfers between investment types	—	—	—	(123)	123	—
Transfers into (out of) Level 3(1)	19,922	(14,967)	—	—	—	4,955
Fair value, end of period	$3,735,077	$602,817	$123,608	$156,555	$101,090	$4,719,147

(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2022, transfers out of Level 3 into Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies.

The below tables present information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2023 on Investments Held at March 31, 2023	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2022 on Investments Held at March 31, 2022
First-lien senior secured debt investments	$33,157	$(14,380)
Second-lien senior secured debt investments	4,425	(2,305)
Unsecured debt investments	2,583	625
Preferred equity investments	4,169	(967)
Common equity investments	362	3,442
Total Investments	$44,696	$(13,585)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2023 and December 31, 2022. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	As of March 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments(1)	$7,683,441	Yield Analysis	Market Yield	7.9% - 21.6% (11.5%)	Decrease
	247,739	Recent Transaction	Transaction Price	97.0% - 100.0% (97.9%)	Increase
Second-lien senior secured debt investments	$942,097	Yield Analysis	Market Yield	10.9% - 27.4% (14.1%)	Decrease
Unsecured debt investments	$170,163	Yield Analysis	Market Yield	10.8% - 19.6% (12.6%)	Decrease
	24	Market Approach	EBITDA Multiple	13.8x - 13.8x (13.8x)	Increase
Preferred equity investments	$520,917	Yield Analysis	Market Yield	11.5% - 17.5% (13.9%)	Decrease
	84,527	Recent Transaction	Transaction Price	71.6% - 100.0% (94.5%)	Increase
	3	Market Approach	EBITDA Multiple	12.0x - 12.0x (12.0x)	Increase
Common equity investments	$109,093	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	129,398	Market Approach	EBITDA Multiple	11.4x - 32.8x (16.0x)	Increase
	44,228	Market Approach	Revenue Multiple	1.9x - 16.0x (10.9x)	Increase
	7	Market Approach	Gross Profit Multiple	9.0x - 9.0x (9.0x)	Increase

(1) Excludes $38.5 million of level 3 investments valued based on indicative quotes.

	As of December 31, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$7,274,929	Yield Analysis	Market Yield	8.2% - 19.3% (11.9%)	Decrease
	323,358	Recent Transaction	Transaction Price	96.8% - 99.0% (98.0%)	Increase
	5,214	Collateral Analysis	Recovery Rate	51.0% - 51.0% (51.0%)	Increase
Second-lien senior secured debt investments	$862,487	Yield Analysis	Market Yield	11.9% - 25.2% (15.7%)	Decrease
	156,736	Recent Transaction	Transaction Price	98.0% - 98.0% (98.0%)	Increase
Unsecured debt investments	$211,304	Yield Analysis	Market Yield	10.8% - 20.2% (13.1%)	Decrease
	24	Market Approach	EBITDA Multiple	14.3x - 14.3x (14.3x)	Increase
Preferred equity investments	$477,863	Yield Analysis	Market Yield	11.9% - 17.9% (14.6%)	Decrease
	22,157	Recent Transaction	Transaction Price	96.5% - 100.0% (97.5%)	Increase
	3	Market Approach	EBITDA Multiple	11.5x - 11.5x (11.5x)	Increase
Common equity investments	$105,049	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	129,098	Market Approach	EBITDA Multiple	11.0x - 31.6x (15.8x)	Increase
	30,284	Market Approach	Revenue Multiple	1.8x - 16.6x (12.9x)	Increase
	6	Market Approach	Gross Profit Multiple	8.6x - 8.6x (8.6x)	Increase
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

When the debtor is not performing or when there is insufficient value to cover the investment, the Company may utilize a net recovery approach to determine the fair value of debt investments in subject companies. A net recovery analysis typically consists of two steps. First, the total enterprise value for the subject company is estimated using standard valuation approaches, most commonly the market approach. Second, the fair value for each investment in the subject company is then estimated by allocating the subject company’s total enterprise value to the outstanding securities in the capital structure based upon various factors, including seniority, preferences, and other features if deemed relevant to each security in the capital structure.

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following tables present the carrying and fair values of the Company’s debt obligations as of the following periods.

	March 31, 2023		December 31, 2022
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility(3)	$659,842	$659,842	$288,636	$288,636
SPV Asset Facility I	497,316	497,316	437,241	437,241
SPV Asset Facility II	1,528,719	1,528,718	1,528,048	1,528,048
SPV Asset Facility III	550,148	550,148	549,851	549,851
SPV Asset Facility IV	460,966	460,966	460,869	460,869
SPV Asset Facility V	16,735	16,735	—	—
CLO VIII	287,936	287,936	287,946	287,946
March 2025 Notes	495,812	487,500	495,309	485,000
September 2026 Notes	344,591	304,500	344,226	299,250
February 2027 Notes	494,085	453,750	493,735	447,500
September 2027 Notes(4)	591,928	601,125	591,550	597,449
Total Debt	$5,928,078	$5,848,536	$5,477,411	$5,381,790

(1)The carrying values of the Company's Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, SPV Asset Facility V, CLO VIII, March 2025 Notes, September 2026 Notes, February 2027 Notes, and September 2027 Notes are presented net of unamortized debt issuance costs of $12.9 million, $3.1 million, $9.3 million, $4.8 million, $4.0 million, $3.3 million, $2.1 million, $4.2 million, $5.4 million, $5.9 million, and $8.1 million respectively.
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
(3)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
(4)Inclusive of change in fair market value of effective hedge.

The below table presents fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	March 31, 2023	December 31, 2022
Level 1	$—	$—
Level 2	1,846,875	1,829,199
Level 3	4,001,661	3,552,591
Total Debt	$5,848,536	$5,381,790

Financial Instruments Not Carried at Fair Value

As of March 31, 2023 and December 31, 2022, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 195% and 193% as of March 31, 2023 and December 31, 2022, respectively.

Debt obligations consisted of the following as of the following periods:

	March 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$1,845,000	$672,789	$1,172,211	$659,842
SPV Asset Facility I	550,000	500,430	49,570	497,316
SPV Asset Facility II	1,800,000	1,538,000	156,309	1,528,719
SPV Asset Facility III	750,000	555,000	46,404	550,148
SPV Asset Facility IV	500,000	465,000	35,000	460,966
SPV Asset Facility V	300,000	20,000	24,909	16,735
CLO VIII	290,000	290,000	—	287,936
March 2025 Notes	500,000	500,000	—	495,812
September 2026 Notes	350,000	350,000	—	344,591
February 2027 Notes	500,000	500,000	—	494,085
September 2027 Notes	600,000	600,000	—	591,928
Total Debt	$7,985,000	$5,991,219	$1,484,403	$5,928,078

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying values of the Company's Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, SPV Asset Facility V, CLO VIII, March 2025 Notes, September 2026 Notes, February 2027 Notes, and September 2027 Notes are presented net of unamortized debt issuance costs of $12.9 million, $3.1 million, $9.3 million, $4.8 million, $4.0 million, $3.3 million, $2.1 million, $4.2 million, $5.4 million, $5.9 million, and $8.1 million respectively.
(3)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.

	December 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$1,845,000	$302,287	$1,542,713	$288,636
SPV Asset Facility I	550,000	440,430	72,337	437,241
SPV Asset Facility II	1,800,000	1,538,000	164,506	1,528,048
SPV Asset Facility III	750,000	555,000	50,764	549,851
SPV Asset Facility IV	500,000	465,000	26,911	460,869
CLO VIII	290,000	290,000	—	287,946
March 2025 Notes	500,000	500,000	—	495,309
September 2026 Notes	350,000	350,000	—	344,226
February 2027 Notes	500,000	500,000	—	493,735
September 2027 Notes	600,000	600,000	—	591,550
Total Debt	$7,685,000	$5,540,717	$1,857,231	$5,477,411

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying values of the Company's Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO VIII, March 2025 Notes, September 2026 Notes, February 2027 Notes, and September

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
2027 Notes are presented net of unamortized debt issuance costs of $13.6 million, $3.2 million, $10.0 million, $5.1 million, $4.1 million, $2.1 million, $4.7 million, $5.8 million, $6.3 million, and $8.4 million respectively.
(3)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.

The below table represents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Interest expense	$86,574	$13,963
Amortization of debt issuance costs	3,697	1,408
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items(1)	(676)	—
Total Interest Expense	$89,595	$15,371
Average interest rate	6.2%	3.4%
Average daily borrowings	$5,579,502	$1,647,161

(1)Refer to the September 2027 Notes for details on the facility's interest rate swap.

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

Revolving Credit Facility

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
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

ORCIC JV WH

On August 24, 2022 (the “ORCIC JV WH Closing Date”), ORCIC JV WH LL, a Delaware limited liability company (“ORCIC JV WH”) entered into a $400 million credit facility (the “Credit Agreement”) among the lenders party thereto (the “ORCIC JV WH Lenders”), Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and BofA Securities, Inc., as sole lead arranger and sole book manager. ORCIC JV WH was a wholly owned subsidiary of ORCIC BC 9 LLC, a Delaware limited liability company (the “Collateral Manager”) and the Collateral Manager was a wholly owned subsidiary of the Company. On November 2, 2022 (the “ORCIC SLF Effective Date”), the Company and State Teachers Retirement System of Ohio (“OSTRS”) entered into an Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) to co-manage ORCIC SLF, a Delaware limited liability company. ORCIC SLF is a joint venture that is expected to invest primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Prior to the ORCIC SLF Effective Date, the ORCIC JV WH Lenders consented to the change in control of ORCIC SLF. From and following the ORCIC SLF Effective Date, the Credit Agreement continued as an obligation of ORCIC SLF and its subsidiaries but was no longer indebtedness of the Company.

ORCIC JV WH II

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
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

SPV Asset Facility V

On March 9, 2023 (the “SPV Facility V Closing Date”), Core Income Funding V LLC (“Core Income Funding V”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a loan and security agreement (the “SPV Asset Facility V”), with Core Income Funding V, as Borrower, the Company, as Servicer and Equityholder, the lenders from time to time parties thereto (the “SPV Asset Facility V Lenders”), Wells Fargo Bank, National Association, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, and Alter Domus (US) LLC as Collateral Custodian.

From time to time, the Company expects to sell and contribute certain loan assets to Core Income Funding V pursuant to a Sale and Contribution Agreement, dated as of the SPV Facility V Closing Date, by and between the Company and Core Income Funding V. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Facility V will be used to finance the origination and acquisition of eligible assets by Core Income Funding V, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Core Income Funding V through its ownership of Core Income Funding V. The maximum principal amount of the SPV Facility V is $300 million; the availability of this amount is subject to

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
a borrowing base test, which is based on the value of Core Income Funding V’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits and other portfolio tests.

The SPV Facility V provides for the ability to borrow, reborrow, repay and prepay advances under the SPV Facility V for a period of up to three years after the SPV Facility V Closing Date unless such period is extended or accelerated under the terms of the SPV Facility V (the “SPV Facility V Reinvestment Period”). Unless otherwise extended, accelerated or terminated under the terms of the SPV Facility V, the SPV Facility V will mature on the date that is two years after the last day of the SPV Facility V Reinvestment Period (the “SPV Facility V Maturity Date”). Prior to the SPV Facility V Maturity Date, proceeds received by Core Income Funding V from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding advances, and the excess may be returned to the Company, subject to certain conditions. On the SPV Facility V Maturity Date, Core Income Funding V must pay in full all outstanding fees and expenses and all principal and interest on outstanding advances, and the excess may be returned to the Company.

Amounts drawn bear interest at Daily Simple SOFR plus a spread equal to 2.70% per annum, which spread will increase by 2.00% per annum upon the occurrence and during the existence of an event of default or following the SPV Facility V Termination Date (such spread, the “SPV Facility V Applicable Spread”). Daily Simple SOFR may be replaced as a base rate under certain circumstances. During the SPV Facility V Reinvestment Period, Core Income Funding V will pay an undrawn fee ranging from 0.25% to 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Facility V that are not subject to the separate, higher fee described below. On and after the six-month anniversary of the SPV Facility V Closing Date and during the SPV Facility V Reinvestment Period, if the undrawn commitments are in excess of a certain portion (initially 50% and decreasing to 30%) of the total commitments under the SPV Facility V, such portion will not be subject to the undrawn fee described above, but Core Income Funding V will pay a separate fee on this portion of the undrawn commitments equal to 1.50% multiplied by such excess undrawn commitment amount over 50% or 30% of the total commitments, as applicable. The SPV Facility V contains customary covenants, including certain financial maintenance covenants, limitations on the activities of Core Income Funding V, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Facility V is secured by a perfected first priority security interest in the assets of Core Income Funding V and on any payments received by Core Income Funding V in respect of those assets. Assets pledged to the Lenders will not be available to pay the debts of the Company.

Borrowings of Core Income Funding V are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
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
(Unaudited)

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
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

The March 2025 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a) of the 1940 Act, for the period of time during which the March 2025 Notes are outstanding, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the March 2025 Notes and the Successor Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the March 2025 Indenture. In addition, if a change of control repurchase event, as defined in the March 2025 Indenture, occurs prior to maturity, holders of the March 2025 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the March 2025 Notes at a repurchase price equal to 100% of the aggregate principal amount of the March 2025 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

In connection with the issuance of the September 2027 Notes, on October 18, 2022 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $600.0 million. The Company will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.84%. The interest rate swaps mature on September 16, 2027. For the year ended December 31, 2022, the Company did not make any periodic payments. The interest expense related to the September 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of December 31, 2022, the interest rate swap had a fair value of $0.4 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. The Company had the following outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	March 31, 2023	December 31, 2022
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$40,965	$45,000
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	42,832	43,432
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	185	186
ACR Group Borrower, LLC	First lien senior secured revolving loan	350	537
AmeriLife Holdings LLC	First lien senior secured revolving loan	16,273	16,273
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	10,848	10,849
Anaplan, Inc.	First lien senior secured revolving loan	16,528	16,528
Apex Service Partners, LLC	First lien senior secured revolving loan	2,300	1,725
Appfire Technologies, LLC	First lien senior secured revolving loan	1,539	1,539
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	14,652	16,366
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured delayed draw term loan	3,838	3,734
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	5,106	5,106
Associations, Inc.	First lien senior secured revolving loan	4,829	4,829
Associations, Inc.	First lien senior secured delayed draw term loan	44,686	56,283
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	3,631	3,631
Avalara, Inc.	First lien senior secured revolving loan	7,045	7,045
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	2,145	2,145
AxiomSL Group, Inc.	First lien senior secured revolving loan	2,591	2,591

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	March 31, 2023	December 31, 2022
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,274	1,062
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	31,034	31,034
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	3,621	4,655
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	161	161
Brightway Holdings, LLC	First lien senior secured revolving loan	1,474	2,105
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	809	917
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	998	1,157
Canadian Hospital Specialties Ltd.	First lien senior secured delayed draw term loan	492	637
Canadian Hospital Specialties Ltd.	First lien senior secured revolving loan	190	248
CivicPlus, LLC	First lien senior secured revolving loan	2,244	2,245
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	3,750	3,750
Community Brands ParentCo, LLC	First lien senior secured revolving loan	1,875	1,875
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	14,183	14,183
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	14,183	14,183
Coupa Holdings, LLC	First lien senior secured revolving loan	1,664	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	2,174	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	—	5,712
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	9,963	9,963
Dermatology Intermediate Holdings III, Inc	First lien senior secured delayed draw term loan	90	278
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	9,553	9,553
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	—
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	3,199	3,199
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	1,955	1,955
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	7,733	3,867
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	200	200
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	676	676
Formerra, LLC	First lien senior secured delayed draw term loan	211	211
Formerra, LLC	First lien senior secured revolving loan	321	526

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	March 31, 2023	December 31, 2022
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	—	191
Fortis Solutions Group, LLC	First lien senior secured revolving loan	5,847	5,848
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	—	31,894
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,182	3,182
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	791	791
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	7,600	7,600
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,506	1,506
Global Music Rights, LLC	First lien senior secured revolving loan	7,500	7,500
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	870	870
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	88	88
Granicus, Inc.	First lien senior secured revolving loan	76	107
Grayshift, LLC	First lien senior secured revolving loan	2,419	2,419
HAH Group Holding Company LLC (dba Help at Home)	First lien senior secured delayed draw term loan	9,000	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	85	86
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	7,059	9,811
Hissho Sushi Merger Sub LLC	First lien senior secured revolving loan	8,162	6,996
Hyperion Refinance S.a.r.l (dba Howden Group)	First lien senior secured delayed draw term loan	—	92,823
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	732	732
Ideal Image Development, LLC	First lien senior secured revolving loan	—	915
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	3,613	2,168
IMO Investor Holdings, Inc.	First lien senior secured delayed draw term loan	4,963	4,963
IMO Investor Holdings, Inc.	First lien senior secured revolving loan	1,514	2,010
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	—	31,750
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	10,583	10,583
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	83	83
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	14,393	18,414
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	8,048	8,048
Intelerad Medical Systems Inc.	First lien senior secured revolving loan	—	1

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	March 31, 2023	December 31, 2022
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	4,213	1,739
Kaseya Inc.	First lien senior secured delayed draw term loan	4,342	4,342
Kaseya Inc.	First lien senior secured revolving loan	4,342	4,342
KBP Brands, LLC	First lien senior secured delayed draw term loan	743	743
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	14,488	16,625
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	1,870	3,415
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured delayed draw term loan	8,748	8,748
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	—	9,559
Lignetics Investment Corp.	First lien senior secured revolving loan	5,353	4,588
ManTech International Corporation	First lien senior secured delayed draw term loan	3,360	3,360
ManTech International Corporation	First lien senior secured revolving loan	1,806	1,806
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	28,401	28,401
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	8,038	8,038
Medline Borrower, LP	First lien senior secured revolving loan	2,020	2,020
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,071	3,071
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,765	1,765
Ministry Brands Holdings, LLC.	First lien senior secured delayed draw term loan	13,822	15,819
Ministry Brands Holdings, LLC.	First lien senior secured revolving loan	3,559	2,373
Mitnick Corporate Purchaser, Inc.	First lien senior secured revolving loan	6,213	8,713
Natural Partners, LLC	First lien senior secured revolving loan	5,063	5,063
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	1,039	1,039
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	3,521	3,521
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	4,225	4,401
OAC Holdings I Corp. (dba Omega Holdings)	First lien senior secured revolving loan	478	1,139
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	4,902	5,222
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	8,469	8,469
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3,302	3,302

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	March 31, 2023	December 31, 2022
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	10,148	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	17,905	17,906
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	88	70
PCF Holdco, LLC (dba PCF Insurance Services)	Preferred equity	8,740	—
Pediatric Associates Holding Company, LLC	First lien senior secured delayed draw term loan	533	1,776
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	—	8,891
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	2,570	2,570
Ping Identity Holding Corp.	First lien senior secured revolving loan	2,182	2,182
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured delayed draw term loan	28,553	28,553
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured revolving loan	12,237	12,237
Pluralsight, LLC	First lien senior secured revolving loan	196	196
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	11,854	8,653
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	6,716	19,248
QAD Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	155	236
Relativity ODA LLC	First lien senior secured revolving loan	435	435
Sailpoint Technologies Holdings, Inc.	First lien senior secured revolving loan	5,718	5,718
Securonix, Inc.	First lien senior secured revolving loan	5,339	5,339
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	16,049	16,049
Smarsh Inc.	First lien senior secured delayed draw term loan	10,381	10,381
Smarsh Inc.	First lien senior secured revolving loan	664	5,190
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	124	315
Southern Air & Heat Holdings, LLC	First lien senior secured revolving loan	203	203
Spotless Brands, LLC	First lien senior secured revolving loan	1,169	1,461
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	2,371	3,626
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	13,947	13,947
Tahoe Finco, LLC	First lien senior secured revolving loan	6,279	6,279
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	4,455	4,388

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	March 31, 2023	December 31, 2022
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,768	7,768
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured delayed draw term loan	10,317	10,317
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	3,508	4,746
The NPD Group, L.P.	First lien senior secured revolving loan	12,270	12,555
The Shade Store, LLC	First lien senior secured revolving loan	2,045	4,909
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	265	470
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	1,306	1,306
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	10,000	10,000
Troon Golf, L.L.C.	First lien senior secured revolving loan	7,207	7,207
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	1,750	1,475
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	1,353	3,045
Unified Women's Healthcare, LP	First lien senior secured revolving loan	8,120	8,120
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	1,096
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	113	113
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	333	—
When I Work, Inc.	First lien senior secured revolving loan	3,747	4,164
Zendesk, Inc.	First lien senior secured delayed draw term loan	30,080	30,080
Zendesk, Inc.	First lien senior secured revolving loan	12,386	12,386
Total Unfunded Portfolio Company Commitments		$868,961	$1,067,317

As of March 31, 2023, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $1.9 million for the period from April 22, 2020 (Inception) to March 31, 2023, of which $1.9 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered. The Adviser is responsible for the payment of the Company’s organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by the Company.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2023, management was not aware of any pending or threatened litigation.

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

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
The following table summarizes transactions with respect to shares of the Company’s common stock during the following periods:

	For the Three Months Ended March 31, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	17,528,972	$162,332	5,015,703	$46,224	38,530,460	$353,968	61,075,135	$562,524
Shares/gross proceeds from the private placements	—	—	—	—	1,525,337	14,040	1,525,337	14,040
Reinvestment of distributions	1,723,661	15,832	520,722	4,787	3,120,002	28,728	5,364,385	49,347
Repurchased shares	(2,349,994)	(21,643)	(374,566)	(3,453)	(7,361,842)	(68,024)	(10,086,402)	(93,120)
Total shares/gross proceeds	16,902,639	156,521	5,161,859	47,558	35,813,957	328,712	57,878,455	532,791
Sales load	—	(1,557)	—	(49)	—	—	—	(1,606)
Total shares/net proceeds	16,902,639	$154,964	5,161,859	$47,509	35,813,957	$328,712	57,878,455	$531,185

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	For the Three Months Ended March 31, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	48,271,855	$453,018	12,403,855	$115,734	65,711,868	$612,240	126,387,578	$1,180,992
Shares/gross proceeds from the private placements	—	—	—	—	4,176,265	38,756	4,176,265	38,756
Reinvestment of distributions	390,070	3,630	157,073	1,461	631,685	5,885	1,178,828	10,976
Repurchased shares	(649,420)	(6,001)	(32,853)	(304)	(1,833,520)	(16,978)	(2,515,793)	(23,283)
Total shares/gross proceeds	48,012,505	450,647	12,528,075	116,891	68,686,298	639,903	129,226,878	1,207,441
Sales load	—	(3,650)	—	(332)	—	—	—	(3,982)
Total shares/net proceeds	48,012,505	$446,997	12,528,075	$116,559	68,686,298	$639,903	129,226,878	$1,203,459

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
November 1, 2022	$9.00	$0.32	$9.32
December 1, 2022	$9.05	$0.32	$9.37
January 1, 2023	$9.06	$0.32	$9.38
February 1, 2023	$9.24	$0.32	$9.56
March 1, 2023	$9.23	$0.32	$9.55

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.14	$9.40
April 1, 2021	$9.26	$0.14	$9.40
May 1, 2021	$9.25	$0.14	$9.39
June 1, 2021	$9.27	$0.14	$9.41
July 1, 2021	$9.29	$0.14	$9.43
August 1, 2021	$9.29	$0.14	$9.43
September 1, 2021	$9.29	$0.14	$9.43
October 1, 2021	$9.31	$0.14	$9.45
November 1, 2021	$9.32	$0.14	$9.46
December 1, 2021	$9.31	$0.14	$9.45
January 1, 2022	$9.34	$0.14	$9.48
February 1, 2022	$9.33	$0.14	$9.47
March 1, 2022	$9.27	$0.14	$9.41
April 1, 2022	$9.25	$0.14	$9.39
May 1, 2022	$9.24	$0.14	$9.38
June 1, 2022	$9.04	$0.14	$9.18
July 1, 2022	$8.86	$0.13	$8.99
August 1, 2022	$9.04	$0.14	$9.18
September 1, 2022	$9.09	$0.14	$9.23
October 1, 2022	$9.00	$0.14	$9.14
November 1, 2022	$9.01	$0.14	$9.15
December 1, 2022	$9.05	$0.14	$9.19
January 1, 2023	$9.07	$0.14	$9.21
February 1, 2023	$9.25	$0.14	$9.39
March 1, 2023	$9.24	$0.14	$9.38

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
Initial Offering Price	$10.00	$—	$10.00
March 1, 2021	$9.26	$—	$9.26
April 1, 2021	$9.26	$—	$9.26

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
May 1, 2021	$9.26	$—	$9.26
June 1, 2021	$9.28	$—	$9.28
July 1, 2021	$9.30	$—	$9.30
August 1, 2021	$9.30	$—	$9.30
September 1, 2021	$9.30	$—	$9.30
October 1, 2021	$9.32	$—	$9.32
November 1, 2021	$9.32	$—	$9.32
December 1, 2021	$9.31	$—	$9.31
January 1, 2022	$9.34	$—	$9.34
February 1, 2022	$9.34	$—	$9.34
March 1, 2022	$9.28	$—	$9.28
April 1, 2022	$9.26	$—	$9.26
May 1, 2022	$9.25	$—	$9.25
June 1, 2022	$9.05	$—	$9.05
July 1, 2022	$8.88	$—	$8.88
August 1, 2022	$9.06	$—	$9.06
September 1, 2022	$9.11	$—	$9.11
October 1, 2022	$9.01	$—	$9.01
November 1, 2022	$9.02	$—	$9.02
December 1, 2022	$9.07	$—	$9.07
January 1, 2023	$9.08	$—	$9.08
February 1, 2023	$9.26	$—	$9.26
March 1, 2023	$9.26	$—	$9.26

Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were recorded during the following periods:

Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
December 5, 2022	January 31, 2023	February 24, 2023	$0.08765	$16,523	$4,296	$30,667
February 10, 2023	February 28, 2023	March 23, 2023	0.06765	12,882	3,372	24,319
February 10, 2023	March 31, 2023	April 26, 2023	0.06765	13,027	3,550	24,938
		Total	$0.22295	$42,432	$11,218	$79,924

(1)Distributions per share are gross of shareholder servicing fees.

The following table presents cash distributions per share that were recorded during the following periods:

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 2, 2021	January 31, 2022	February 23, 2022	$0.05580	$3,798	$1,094	$6,348
November 2, 2021	February 28, 2022	March 24, 2022	0.05580	4,593	1,367	7,312
November 2, 2021	March 31, 2022	April 25, 2022	0.05580	5,334	1,673	8,860
		Total	$0.16740	$13,725	$4,134	$22,520

(1)Distributions per share are gross of shareholder servicing fees.

The Company has adopted a distribution reinvestment plan pursuant to which shareholders (except for residents of Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Oklahoma, Oregon, Vermont and Washington and clients of participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of the Company’s same class of common stock to which the distribution relates unless they elect to receive their distributions in cash. The Company expects to use newly issued shares to implement the distribution reinvestment plan. The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from the Adviser, which is subject to recoupment. In no event, however, will funds be advanced or borrowed for the purpose of distributions, if the amount of such distributions would exceed the Company’s accrued and received revenues for the previous four quarters, less paid and accrued operating expenses with respect to such revenues and costs. Through March 31, 2023, pursuant to the Expense Support Agreement which was terminated by the Adviser on March 7, 2023, a portion of the Company’s distributions resulted from expense support from the Adviser which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement was to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all. Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the following periods:

	For the Three Months Ended March 31, 2023
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.22295	$133,574	100.0%
Total	$0.22295	$133,574	100.0%

(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to Note 11 "Financial Highlights" for amounts by share class.

	For the Three Months Ended March 31, 2022
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.16740	$40,379	100.0%
Total	$0.16740	$40,379	100.0%

(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to Note 11 "Financial Highlights" for amounts by share class.

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
February 25, 2022	S	March 31, 2022	$6,001	$9.24	649,420
February 25, 2022	D	March 31, 2022	$304	$9.25	32,853
February 25, 2022	I	March 31, 2022	$16,978	$9.26	1,833,520
February 28, 2023	S	March 31, 2023	$21,643	$9.21	2,349,994
February 28, 2023	D	March 31, 2023	$3,453	$9.22	374,566
February 28, 2023	I	March 31, 2023	$68,024	$9.24	7,361,842

Note 9. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended March 31,
	2023			2022
($ in thousands, except per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Increase (decrease) in net assets resulting from operations	75,696	18,753	130,584	6,161	1,958	11,452
Weighted average shares of common stock outstanding—basic and diluted	209,496,627	51,902,057	361,401,758	92,693,920	25,539,563	134,734,682
Earnings (loss) per common share— basic and diluted	$0.36	$0.36	$0.36	$0.07	$0.08	$0.08

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

For the three months ended March 31, 2023 , the Company recorded an expense for U.S. federal excise tax of $0.1 million. For the three months ended March 31, 2022, the Company did not record an expense for U.S. federal excise tax.

Taxable Subsidiaries

Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2023 the Company recorded a net tax benefit of approximately $1.2 thousand for taxable subsidiaries.

The Company recorded net deferred tax liability of $6.1 thousand as of March 31, 2023 for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the following periods:

	For the Three Months Ended March 31,
	2023			2022
($ in thousands, except share and per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Per share data:
Net asset value, at beginning of period	$9.06	$9.07	$9.08	$9.33	$9.33	$9.34
Results of operations:
Net investment income (loss)(1)	0.25	0.27	0.27	0.16	0.17	0.18
Net realized and unrealized gain (loss)(2)	0.12	0.10	0.11	(0.07)	(0.07)	(0.08)
Net increase (decrease) in net assets resulting from operations	$0.37	$0.37	$0.38	$0.09	$0.10	$0.10
Shareholder distributions:
Distributions from net investment income(3)	(0.22)	(0.22)	(0.22)	(0.18)	(0.18)	(0.18)
Distributions from realized gains(3)	—	—	—	—	—	—
Distributions in excess of net investment income(3)	—	—	—	—	—	—
Net decrease in net assets from shareholders' distributions	$(0.22)	$(0.22)	$(0.22)	$(0.18)	$(0.18)	$(0.18)
Total increase (decrease) in net assets	0.15	0.15	0.16	(0.09)	(0.08)	(0.08)
Net asset value, at end of period	$9.21	$9.22	$9.24	$9.24	$9.25	$9.26

Total return(4)	1.9%	2.0%	2.2%	0.9%	1.1%	1.2%

Ratios
Ratio of net expenses to average net assets(5)(6)	10.7%	9.9%	9.9%	5.5%	4.6%	4.7%
Ratio of net investment income to average net assets(6)	11.5%	12.0%	12.5%	7.7%	7.7%	8.5%
Portfolio turnover rate	0.2%	0.2%	0.2%	0.5%	0.5%	0.5%

Supplemental Data
Weighted-average shares outstanding	209,496,627	51,902,057	361,401,758	92,693,920	25,539,563	134,734,682
Shares outstanding, end of period	213,854,074	54,057,157	368,625,675	108,713,425	31,080,406	158,789,498
Net assets, end of period	$1,969,776	$498,358	$3,404,263	$1,004,813	$287,505	$1,471,061

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

Owl Rock Core Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
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
(5)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the three months ended March 31, 2023, the total operating expenses to average net assets were 1.2%, 0.6% and 0.3%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. For the three months ended March 31, 2022, the total operating expenses to average net assets were 6.3%, 5.3% and 5.4%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. Past performance is not a guarantee of future results.
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

Equity Raise

As of May 11, 2023, the Company has issued 227,090,680 shares of its Class S common stock, 56,993,861 shares of its Class D common stock, and 396,697,649 shares of its Class I common stock and has raised total gross proceeds of $2.1 billion, $0.5 billion, and $3.7 billion, respectively, including seed capital of $1,000 contributed by its Adviser in September 2020 and approximately $25.0 million in gross proceeds raised from Feeder FIC Equity.

Dividend

On May 9, 2023, the Company's Board declared a distribution of (i) $0.06765 per share, payable on or before June 30, 2023 to shareholders of record as of May 31, 2023, (ii) $0.06765 per share, payable on or before July 31, 2023 to shareholders of record as of June 30, 2023, and (iii) $0.06765 per share, payable on or before August 31, 2023 to shareholders of record as of July 31, 2023.

On May 9, 2023, the Company's Board also declared a special distribution to shareholders. This special distribution is in addition to those distributions previously declared and announced. This additional distribution, in the amount of $0.02 per share, will be payable on or before August 31, 2023 to shareholders of record as of July 31, 2023.

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

Since meeting the minimum offering requirement and commencing our continuous public offering through March 31, 2023, we have issued 216,760,729 shares of Class S common stock, 53,431,198 shares of Class D common stock, and 382,200,592 shares of Class I common stock for gross proceeds of $2.0 billion, $0.5 billion, and $3.5 billion, respectively, including $1,000 of seed capital contributed by our Adviser in September 2020, approximately $25.0 million in gross proceeds raised in the private placement from Feeder FIC Equity, and 15,654,376 shares of our Class I common stock issued in a private placement issued to feeder vehicles primarily created to hold our Class I shares for gross proceeds of approximately $0.1 billion. The shares purchased by the Adviser and Feeder FIC Equity are subject to a lock-up pursuant to FINRA Rule 5110(e)(1) for a period of 180 days from the date of commencement of sales in the offering, and the Adviser, Feeder FIC Equity, and their permitted assignees may not engage in any transaction that would result in the effective economic disposition of the Class I shares.

Our Adviser also serves as investment adviser to Owl Rock Capital Corporation and Owl Rock Capital Corporation II.

Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Owl Rock is comprised of the Adviser, Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORCPFA”), Owl Rock Technology Advisors II LLC ("ORTA II"), and Owl Rock Diversified Advisors LLC (“ORDA”) and together with the Adviser, ORTA, ORTA II, ORCPFA, and ORDA, the "Owl Rock Advisers"), which also are investment advisers. As of March 31, 2023, the Adviser and its affiliates had $71.6 billion of assets under management across the Owl Rock division of Blue Owl.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through March 31, 2023, our Adviser and its affiliates have originated $74.5 billion aggregate principal amount of investments, of which $71.0 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. upper middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.

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

We target portfolio companies where we can structure larger transactions that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio). As of March 31, 2023, our average investment size in each of our portfolio companies was approximately $52.7 million based on fair value. As of March 31, 2023, excluding the investment in ORCIC SLF and certain investments that fall outside our typical borrower profile, our portfolio companies representing 82.9% of our total debt portfolio based on fair value, had weighted average annual revenue of $967.1 million, weighted average annual EBITDA of $222.5 million and an average interest coverage of 2.4x.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2023, 99.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Expense Support and Conditional Reimbursement Agreement

On September 30, 2020, we entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, the purpose of which was to ensure that no portion of our distributions to shareholders represented a return of capital for tax purposes. The Expense Support Agreement became effective as of November 12, 2020, the date that the Company met the minimum offering requirement and was terminated by the Adviser on March 7, 2023.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of March 31, 2023, the amount of Expense Support payments provided by our Adviser since inception is $9.4 million.

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

Market Trends

We believe the middle market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns based on a combination of the following factors,

Limited Availability of Capital for Middle Market Companies. We believe that regulatory and structural factors, industry consolidation and general risk aversion, limit the amount of traditional financing available to U.S. middle market companies. We believe that many commercial and investment banks have, in recent years, de- emphasized their service and product offerings to middle market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there are a lack of market participants that are willing to hold meaningful amounts of certain middle market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle market, present an attractive opportunity to invest in middle market companies.

Capital Markets Have Been Unable to Fill the Void in U.S. Middle Market Finance Left by Banks. Access to underwritten bond and syndicated loan markets is challenging for middle market companies due to loan size and liquidity. For example, high yield bonds are generally purchased by institutional investors, such as mutual funds and exchange traded funds ("ETFs"), who among other things, are focused on the liquidity characteristics of the bond being issued in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision.

Syndicated loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex”, to successfully syndicate the loan, in the event the terms initially marketed are insufficiently attractive to investors. Furthermore, banks are generally reluctant to underwrite middle market loans because the arrangement fees they may earn on the placement of the debt generally are not sufficient to meet the banks’ return hurdles. Loans provided by companies such as ours provide certainty to issuers in that we have a more stable capital base and have the ability to invest in illiquid assets, and we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis. In addition, our Adviser has teams focused on both liquid credit and private credit and these teams are able to collaborate with respect to syndicated loans.

Robust Demand for Debt Capital. The middle market is a large addressable market. According to GE Capital’s National Center for the Middle Market mid-year 2022 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility, such as the dislocation caused by the COVID-19 pandemic and the increased market turbulence and uncertain economic backdrop in 2022, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. In addition, we believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.7 trillion as of January 2022, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

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

Conservative Capital Structures. Following the global credit crisis, which we define broadly as occurring between mid-2007 and mid- 2009, lenders have generally required borrowers to maintain more equity as a percentage of their total capitalization, specifically to protect lenders during economic downturns. With more conservative capital structures, U.S. middle market companies have exhibited higher levels of cash flows available to service their debt. In addition, U.S. middle market companies often are characterized by simpler capital structures than larger borrowers, which facilitates a streamlined underwriting process and, when necessary, restructuring process.

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

Portfolio and Investment Activity

As of March 31, 2023, based on fair value, our portfolio consisted of 78.9% first lien senior secured debt investments (of which we consider 51.7% to be unitranche debt investments (including "last-out" portions of such loans), 10.0% second-lien senior secured debt investments, 1.9% unsecured debt investments, 1.6% investment funds and vehicles, 5.2% preferred equity investments, and 2.4% common equity investments.

As of March 31, 2023, our weighted average total yield of the portfolio at fair value and amortized cost was 11.0% and 11.0%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 11.4% and 11.3%, respectively.

As of March 31, 2023 we had investments in 220 portfolio companies with an aggregate fair value of $11.6 billion. As of March 31, 2023, we had net leverage of 0.94x debt-to-equity and we target net leverage of 0.90x-1.25x debt-to-equity.

We expect the pace of our originations to vary with the pace of repayments and the pace at which we raise funds in our public and private offerings. In periods with lower repayment volume, the pace of our originations is expected to slow. Currently, rising interest rates, reduced refinancing activity and market uncertainty has led to a decline in merger and acquisitions activity which in turn has led to decreased repayments and originations over the quarter; however, when the interest rate environment stabilizes, we expect repayments to increase. In addition, although the pace of originations has slowed, we continue to focus on investing in recession resistant industries that we are familiar with, including service oriented sectors such as software, insurance, food and beverage and healthcare, and the credit quality of our portfolio remains consistent. The majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. In addition, the current lending environment is favorable to direct lenders and Owl Rock continues to have the opportunity to invest in large unitranche transactions in excess of $1 billion in size which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protections.

We also continue to invest in specialty financing portfolio companies, including ORCIC SLF, Amergin AssetCo, LSI Financing, and Fifth Season and have seen a meaningful increase in the value of some of these strategic equity positions. These companies may use our capital to support acquisitions which could continue to lead to increased dividend income. See "Specialty Financing Portfolio Companies."

Many of the companies in which we invest have experienced relief and are experiencing improved profitability from earlier supply chain disruptions resulting from the pandemic, the war between Russia and Ukraine and elements of geopolitical, economic and financial market instability. In addition, we have seen a moderation in input costs which has helped to offset the impact of rising rates and support growth. However, in the event that the U.S. economy enters into a protracted recession, it is possible that the results of some of the middle market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.

We are continuing to monitor the effect that market volatility, including as a result of a rising interest rate environment and uncertainty in the banking sector may have on our portfolio companies and our investment activities. Although we anticipate that a shift in consumer demand may lead to a contraction in the economy, we believe that the rapid rise in interest rates will meaningfully benefit our net investment income as we begin to see the impact of interest rates exceeding our interest rate floors. We believe that the rapid rise in interest rates will meaningfully benefit our net investment income as we continue to see the impact of interest rates exceeding our interest rate floors.

Our investment activity for the following periods are presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
New investment commitments
Gross originations	$645,489	$2,778,076
Less: Sell downs	—	(1,780)
Total new investment commitments	$645,489	$2,776,296
Principal amount of investments funded:
First-lien senior secured debt investments	$478,275	$1,929,533
Second-lien senior secured debt investments	—	235,466
Unsecured debt investments	—	149,203
Preferred equity investments	88,910	100,000
Common equity investments	5,356	26,062
Investment funds and vehicles	40,906	—
Total principal amount of investments funded	$613,448	$2,440,264
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(28,353)	$(17,372)
Second-lien senior secured debt investments	—	—
Unsecured debt investments	(3)	—
Preferred equity investments	—	(305)
Common equity investments	—	—
Total principal amount of investments sold or repaid	$(28,356)	$(17,677)
Number of new investment commitments in new portfolio companies(1)	15	37
Average new investment commitment amount in new portfolio companies	23,871	41,203

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Weighted average term for new investment commitments (in years)	5.3	5.2
Percentage of new debt investment commitments at floating rates	100.0%	98.7%
Percentage of new debt investment commitments at fixed rates	—%	1.3%
Weighted average interest rate of new debt investment commitments(2)(3)	10.8%	5.6%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	5.9%	5.2%

(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)For the three months ended March 31, 2023, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.91% as of March 31, 2023.
(3)For the three months ended March 31, 2022, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR which was 0.96% as of March 31, 2022.

Investments at fair value and amortized cost consisted of the below as of the following periods:

	March 31, 2023			December 31, 2022
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$9,149,385	$9,140,820	(4)	$8,499,854	$8,448,540	(5)
Second-lien senior secured debt investments	1,205,502	1,156,893		1,203,388	1,142,862
Unsecured debt investments	225,728	220,622		221,564	211,328
Preferred equity investments(1)	611,288	605,447		510,033	500,023
Common equity investments(2)	266,102	282,725		248,176	264,437
Investment funds and vehicles(3)	182,683	184,517		141,777	140,394
Total Investments	$11,640,688	$11,591,024		$10,824,792	$10,707,584

(1)Includes investment in LSI Financing.
(2)Includes equity investments in Amergin AssetCo and Fifth Season.
(3)Includes investment in ORCIC SLF.
(4)51.7% of which we consider unitranche loans.
(5)55.4% of which we consider unitranche loans.

The table below describes investments by industry composition based on fair value as of the following periods:

	March 31, 2023	December 31, 2022
Advertising and media	2.6%	2.8%
Aerospace and defense	0.3	0.4
Asset based lending and fund finance(1)	1.2	1.2
Automotive	1.3	1.4
Buildings and real estate	4.1	4.0
Business services	7.3	7.3
Chemicals	1.6	1.7
Consumer products	2.4	2.4
Containers and packaging	3.7	3.6
Distribution	2.2	2.3
Education	1.4	1.4
Energy equipment and services	0.1	0.1

	March 31, 2023	December 31, 2022
Financial services	2.5	2.6
Food and beverage	5.5	5.8
Healthcare equipment and services	4.4	3.9
Healthcare providers and services	13.3	14.4
Healthcare technology	4.9	5.2
Household products	2.2	2.4
Human resource support services	1.1	1.1
Infrastructure and environmental services	0.9	0.9
Insurance(2)	10.3	9.7
Internet software and services	14.0	13.6
Investment funds and vehicles(3)	1.6	1.3
Leisure and entertainment	1.1	1.2
Manufacturing	3.4	3.0
Pharmaceuticals(4)	0.7	—
Professional services	2.7	2.8
Specialty retail	2.9	3.2
Telecommunications	—	—
Transportation	0.3	0.3
Total	100.0%	100.0%

(1)Includes equity investments in Amergin AssetCo.
(2)Includes investment in Fifth Season.
(3)Includes investment in ORCIC SLF.
(4)Includes investment in LSI Financing.

The table below describes investments by geographic composition based on fair value as of the following periods:

	March 31, 2023	December 31, 2022
United States:
Midwest	18.9%	20.4%
Northeast	20.4	20.0
South	31.9	29.7
West	19.1	20.7
International	9.7	9.2
Total	100.0%	100.0%

The table below describes the weighted average yields and interest rates of our investments at fair value as of the following periods:

	March 31, 2023	December 31, 2022
Weighted average total yield of portfolio(1)	11.0%	10.6%
Weighted average total yield of debt and income producing securities(1)	11.4%	10.9%
Weighted average interest rate of debt securities	10.8%	10.2%
Weighted average spread over base rate of all floating rate investments	6.0%	5.9%
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

The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Investment Committee. Since inception, only 1 of our investments has been placed on non-accrual status.

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	March 31, 2023		December 31, 2022
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$238,033	2.1%	$239,458	2.2%
2	11,011,317	94.9	10,335,440	96.6
3	335,062	2.9	127,472	1.2
4	6,612	0.1	—	—
5	—	—	5,214	—
Total	$11,591,024	100.0%	$10,707,584	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of the following periods:

	March 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$10,576,832	100.0%	$9,914,939	99.9%
Non-accrual	3,783	—	9,867	0.1
Total	$10,580,615	100.0%	$9,924,806	100.0%

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

LSI Financing 1 DAC

LSI Financing 1 DAC ("LSI Financing") is a portfolio company formed to acquire a contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made a $6.2 million equity commitment to LSI Financing. We increased our commitment to LSI Financing on February 17, 2023, February 24, 2023, and March 16, 2023 by $2.8 million, $0.3 million, and $69.9 million, respectively. Our investment in LSI Financing is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC.

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

As of March 31, 2023 and December 31, 2022, ORCIC SLF had total investments in senior secured debt at fair value, as determined by an independent valuation firm, of $651.7 million and $506.2 million, respectively. The determination of fair value is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended; however, such fair value is not included in our valuation process. The following table is a summary of ORCIC SLF’s portfolio as well as a listing of the portfolio investments in ORCIC SLF's portfolio as of the following periods:

($ in thousands)	March 31, 2023	December 31, 2022
Total senior secured debt investments(1)	$672,631	$529,463
Weighted average spread over base rate(1)	3.8%	4.4%
Number of portfolio companies	116	74
Largest funded investment to a single borrower(1)	$14,520	$14,547
_____________
(1)At par.

ORCIC Senior Loan Fund's Portfolio as of March 31, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Debt Investments
Aerospace and defense
American Airlines, Inc.(11)	First lien senior secured loan	SR +	2.75%	02/2028	$2,000	$1,961	$1,952	0.9%
Bleriot US Bidco Inc.(7)	First lien senior secured loan	L +	4.00%	10/2026	5,260	5,171	5,258	2.6%
Peraton Corp.(6)	First lien senior secured loan	L +	3.75%	02/2028	7,552	7,285	7,442	3.5%
Transdigm, Inc.(10)	First lien senior secured loan	SR +	3.25%	08/2028	4,000	3,991	3,985	1.9%
Transdigm, Inc.(10)	First lien senior secured loan	SR +	3.25%	02/2027	2,993	2,937	2,986	1.4%
					21,805	21,345	21,623	10.3%
Automotive
PAI Holdco, Inc.(7)(12)	First lien senior secured loan	L +	3.75%	10/2027	4,937	4,543	4,616	2.2%
					4,937	4,543	4,616	2.2%
Buildings and real estate
CPG International LLC(9)	First lien senior secured loan	SR +	2.50%	04/2029	1,995	1,975	1,967	0.9%
Beacon Roofing Supply, Inc.(6)	First lien senior secured loan	L +	2.25%	05/2028	1,995	1,992	1,981	0.9%
Cushman & Wakefield U.S. Borrower, LLC(6)	First lien senior secured loan	L +	2.75%	08/2025	2,000	1,965	1,947	0.9%
Dodge Construction Network, LLC(11)(12)	First lien senior secured loan	SR +	4.75%	02/2029	5,260	4,916	4,419	2.1%
RealPage, Inc.(6)	First lien senior secured loan	L +	3.00%	04/2028	10,520	9,926	10,186	4.8%
Wrench Group LLC(7)(12)	First lien senior secured loan	L +	4.00%	04/2026	9,736	9,716	9,444	4.6%
					31,506	30,490	29,944	14.2%
Business services

ORCIC Senior Loan Fund's Portfolio as of March 31, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Prime Security Services Borrower, LLC(7)	First lien senior secured loan	L +	2.75%	09/2026	1,995	1,965	1,986	0.9%
BrightView Landscapes, LLC(10)	First lien senior secured loan	SR +	3.25%	04/2029	10,515	10,219	10,248	4.8%
ConnectWise, LLC(6)	First lien senior secured loan	L +	3.50%	09/2028	10,520	9,958	10,136	4.8%
Packers Holdings, LLC(9)	First lien senior secured loan	SR +	3.25%	03/2028	6,174	5,688	5,568	2.6%
Brown Group Holdings, LLC(10)	First lien senior secured loan	SR +	3.75%	07/2029	2,021	2,001	2,018	1.0%
Sitel Worldwide Corporation(6)	First lien senior secured loan	L +	3.75%	08/2028	2,992	2,923	2,953	1.4%
VM Consolidated, Inc(9)	First lien senior secured loan	SR +	3.25%	03/2028	2,456	2,431	2,451	1.2%
Vistage Worldwide, Inc.(9)(12)	First lien senior secured loan	SR +	5.25%	07/2029	3,980	3,827	3,910	1.9%
					40,653	39,012	39,270	18.6%
Chemicals
Aruba Investments Holdings, LLC (dba Angus Chemical Company)(9)(12)	First lien senior secured loan	SR +	4.75%	11/2027	2,993	2,796	2,933	1.5%
Axalta Coating Systems US Holdings Inc.(10)	First lien senior secured loan	SR +	3.00%	12/2029	4,813	4,768	4,814	2.3%
H.B. Fuller Company(9)	First lien senior secured loan	SR +	2.50%	02/2030	2,000	2,000	2,007	1.0%
Ineos US Petrochem LLC(9)(12)	First lien senior secured loan	SR +	3.75%	03/2030	2,000	1,980	1,990	0.9%
Ineos US Finance LLC(9)	First lien senior secured loan	SR +	3.50%	02/2030	2,000	1,980	1,987	0.9%
Ineos US Finance LLC(9)	First lien senior secured loan	SR +	3.75%	11/2027	3,000	2,897	2,992	1.4%
Nouryon Finance B.V.(9)(12)	First lien senior secured loan	SR +	4.00%	03/2028	2,000	1,980	1,995	0.9%
Blue Tree Holdings, Inc(7)(12)	First lien senior secured loan	L +	2.50%	03/2028	1,995	1,985	1,950	0.9%
					20,801	20,386	20,668	9.8%
Consumer products
Olaplex, Inc.(9)	First lien senior secured loan	SR +	3.50%	02/2029	5,260	4,893	4,677	2.2%
					5,260	4,893	4,677	2.2%
Containers and packaging
Berlin Packaging L.L.C.(7)	First lien senior secured loan	L +	3.75%	03/2028	11,577	11,139	11,380	5.4%
BW Holding, Inc.(10)(12)	First lien senior secured loan	SR +	4.00%	12/2028	7,748	7,623	7,360	3.5%
Charter NEX US, Inc.(9)	First lien senior secured loan	SR +	3.75%	12/2027	5,000	4,952	4,930	2.3%
Valcour Packaging, LLC(8)(12)	First lien senior secured loan	L +	3.75%	10/2028	9,900	9,880	8,861	4.2%
Ring Container Technologies Group, LLC(6)	First lien senior secured loan	L +	3.50%	08/2028	9,737	9,570	9,677	4.6%
Tricorbraun Holdings, Inc.(6)	First lien senior secured loan	L +	3.25%	03/2028	10,520	9,994	10,255	4.9%
					54,482	53,158	52,463	24.9%
Distribution
Dealer Tire, LLC(9)	First lien senior secured loan	SR +	4.50%	12/2027	3,949	3,882	3,917	1.9%
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(9)	First lien senior secured loan	SR +	4.63%	06/2026	9,738	9,433	9,602	4.6%
SRS Distribution, Inc.(6)	First lien senior secured loan	L +	3.50%	06/2028	10,546	9,843	10,165	4.8%
White Cap Supply Holdings, LLC(9)	First lien senior secured loan	SR +	3.75%	10/2027	10,547	10,021	10,412	4.9%
					34,780	33,179	34,096	16.2%
Education
Sophia, L.P.(9)(12)	First lien senior secured loan	SR +	4.25%	10/2027	9,738	9,719	9,738	4.6%
Severin Acquisition, LLC (dba Powerschool)(9)	First lien senior secured loan	SR +	3.00%	08/2025	4,884	4,804	4,875	2.3%
Renaissance Learning, Inc.(6)	First lien senior secured loan	L +	3.25%	05/2025	3,500	3,395	3,399	1.6%
					18,122	17,918	18,012	8.5%
Energy equipment and services
AMG Advanced Metallurgical Group N.V(6)	First lien senior secured loan	L +	3.50%	11/2028	3,456	3,428	3,422	1.6%
AZZ Inc.(9)	First lien senior secured loan	SR +	4.25%	05/2029	7,925	7,862	7,912	3.8%
Pike Corp.(6)	First lien senior secured loan	L +	3.00%	01/2028	9,800	9,617	9,715	4.6%
Brookfield WEC Holdings Inc.(9)	First lien senior secured loan	SR +	3.75%	08/2025	3,483	3,459	3,472	1.6%
					24,664	24,366	24,521	11.6%
Financial services
Acuris Finance US, Inc. (ION Analytics) (10)	First lien senior secured loan	SR +	4.00%	02/2028	4,500	4,401	4,333	2.1%
AllSpring Buyer(10)	First lien senior secured loan	SR +	4.00%	11/2028	4,975	4,913	4,957	2.4%

ORCIC Senior Loan Fund's Portfolio as of March 31, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Deerfield Dakota Holding, LLC(10)	First lien senior secured loan	SR +	3.75%	04/2027	7,890	7,525	7,627	3.6%
The Edelman Financial Engines Center, LLC(6)	First lien senior secured loan	L +	3.75%	04/2028	3,990	3,900	3,837	1.8%
Focus Financial Partners, LLC(9)	First lien senior secured loan	SR +	3.25%	06/2028	4,975	4,893	4,918	2.3%
Guggenheim Partners Investment Management Holdings, LLC(10)	First lien senior secured loan	SR +	3.25%	12/2029	4,988	4,904	4,953	2.3%
					31,318	30,536	30,625	14.5%
Food and beverage
Nomad Foods Europe Midco Ltd.(9)	First lien senior secured loan	SR +	3.75%	11/2029	5,000	4,807	4,992	2.4%
Pegasus BidCo B.V.(10)	First lien senior secured loan	SR +	4.25%	07/2029	5,486	5,305	5,390	2.6%
Shearer’s Foods, LLC(6)	First lien senior secured loan	L +	3.50%	09/2027	8,785	8,203	8,565	4.1%
Naked Juice LLC (dba Tropicana)(10)	First lien senior secured loan	SR +	3.25%	01/2029	10,547	9,674	9,249	4.3%
					29,818	27,989	28,196	13.4%
Healthcare equipment and services
Confluent Medical Technologies, Inc.(10)(12)	First lien senior secured loan	SR +	3.75%	02/2029	9,738	9,602	9,421	4.5%
Dermatology Intermediate Holdings III, Inc(10)	First lien senior secured loan	SR +	4.25%	03/2029	9,925	9,808	9,702	4.6%
Dermatology Intermediate Holdings III, Inc(10)(13)	First lien senior secured delayed draw term loan	SR +	4.25%	03/2029	1,767	1,757	1,727	0.8%
Medline Borrower, LP(6)	First lien senior secured loan	L +	3.25%	10/2028	8,306	7,777	8,089	3.8%
MJH Healthcare Holdings, LLC(9)	First lien senior secured loan	SR +	3.50%	01/2029	3,822	3,760	3,721	1.8%
Natus Medical Inc.(10)(12)	First lien senior secured loan	SR +	5.50%	07/2029	4,489	4,182	4,242	2.0%
Zest Acquisition Corp.(9)	First lien senior secured loan	SR +	5.50%	02/2028	3,990	3,797	3,833	1.8%
					42,037	40,683	40,735	19.3%
Healthcare providers and services
Covetrus, Inc.(10)	First lien senior secured loan	SR +	5.00%	10/2029	9,500	8,957	8,942	4.2%
HAH Group Holding Company LLC(7)(12)(13)	First lien senior secured delayed draw term loan	L +	5.00%	10/2027	—	—	—	—%
Phoenix Newco, Inc. (dba Parexel)(6)	First lien senior secured loan	L +	3.25%	11/2028	7,425	7,164	7,331	3.5%
Pediatric Associates Holding Company, LLC(6)	First lien senior secured loan	L +	3.25%	12/2028	3,413	3,350	3,329	1.6%
Physician Partners, LLC(10)	First lien senior secured loan	SR +	4.00%	12/2028	9,925	9,404	9,308	4.4%
Premise Health Holding(10)(12)	First lien senior secured loan	SR +	4.75%	07/2025	3,226	3,193	3,201	1.5%
					33,489	32,068	32,111	15.2%
Healthcare technology
Athenahealth Group Inc.(9)	First lien senior secured loan	SR +	3.50%	02/2029	9,379	8,640	8,769	4.2%
Athenahealth Group Inc.(9)(13)	First lien senior secured delayed draw term loan	SR +	3.50%	02/2029	—	(108)	(69)	—%
Gainwell Acquisition Corp.(10)	First lien senior secured loan	SR +	4.00%	10/2027	2,992	2,956	2,850	1.4%
Imprivata, Inc.(9)	First lien senior secured loan	SR +	4.25%	12/2027	9,738	9,569	9,543	4.5%
Verscend Holding Corp.(6)	First lien senior secured loan	L +	4.00%	08/2025	9,919	9,809	9,896	4.6%
Zelis Cost Management Buyer, Inc.(6)	First lien senior secured loan	L +	3.50%	09/2026	4,489	4,484	4,463	2.1%
					36,517	35,350	35,452	16.8%
Infrastructure and environmental services
Osmose Utilities Services, Inc.(6)	First lien senior secured loan	L +	3.25%	06/2028	9,737	9,056	9,328	4.4%
USIC Holdings, Inc.(6)	First lien senior secured loan	L +	3.50%	05/2028	2,970	2,830	2,868	1.4%
					12,707	11,886	12,196	5.8%
Insurance
Acrisure, LLC(10)	First lien senior secured loan	SR +	5.75%	02/2027	7,481	7,181	7,406	3.5%
AssuredPartners, Inc.(9)	First lien senior secured loan	SR +	4.25%	02/2027	4,975	4,812	4,950	2.4%
Broadstreet Partners, Inc(6)	First lien senior secured loan	L +	3.00%	01/2027	4,166	4,115	4,073	1.9%
Hub International Limited(7)	First lien senior secured loan	L +	3.25%	04/2025	9,899	9,749	9,865	4.7%
Howden Group Holdings Limited (aka HIG Finance 2 Limited / Preatorian)(9)(12)	First lien senior secured loan	SR +	4.00%	03/2030	4,000	3,840	3,970	1.9%
					30,521	29,697	30,264	14.4%
Internet software and services

ORCIC Senior Loan Fund's Portfolio as of March 31, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Barracuda Parent, LLC(10)	First lien senior secured loan	SR +	4.50%	08/2029	10,574	10,131	10,160	4.8%
Boxer Parent Company Inc(6)	First lien senior secured loan	L +	3.75%	10/2025	1,994	1,972	1,966	0.9%
CDK Global, Inc.(10)	First lien senior secured loan	SR +	4.25%	07/2029	10,574	10,350	10,527	5.0%
DCert Buyer, Inc.(11)	First lien senior secured loan	SR +	4.00%	10/2026	1,995	1,983	1,949	0.9%
E2open, LLC(6)	First lien senior secured loan	L +	3.50%	02/2028	3,859	3,752	3,816	1.8%
Hyland Software, Inc.(6)	First lien senior secured loan	L +	3.50%	07/2024	9,922	9,743	9,795	4.6%
Idera, Inc.(7)	First lien senior secured loan	L +	3.75%	03/2028	1,995	1,939	1,897	0.9%
Infinite Bidco LLC(7)(12)	First lien senior secured loan	L +	3.25%	03/2028	2,993	2,889	2,858	1.4%
Delta TopCo, Inc. (dba Infoblox, Inc.)(10)	First lien senior secured loan	SR +	3.75%	12/2027	10,546	9,680	9,751	4.6%
McAfee Corp(9)	First lien senior secured loan	SR +	3.75%	03/2029	2,992	2,861	2,805	1.3%
Perforce Software, Inc.(6)	First lien senior secured loan	L +	3.75%	07/2026	2,992	2,837	2,777	1.3%
SONICWALL US Holdings Inc(7)	First lien senior secured loan	L +	3.75%	05/2025	1,995	1,962	1,956	1.0%
Sophos Holdings, LLC(7)	First lien senior secured loan	L +	3.50%	03/2027	10,519	10,307	10,410	5.0%
UST Holdings, Ltd.(9)(12)	First lien senior secured loan	SR +	3.75%	11/2028	3,461	3,449	3,427	1.6%
VS Buyer LLC(7)	First lien senior secured loan	L +	3.00%	02/2027	2,992	2,992	2,957	1.4%
					79,403	76,847	77,051	36.5%
Leisure and entertainment
Delta 2 (Lux) SARL (dba Formula One)(9)	First lien senior secured loan	SR +	3.25%	01/2030	3,000	2,972	3,001	1.4%
WMG Acquisition Corp.(9)	First lien senior secured loan	SR +	3.00%	01/2028	4,000	3,926	3,960	1.9%
					7,000	6,898	6,961	3.3%
Manufacturing
Altar Bidco, Inc(11)	First lien senior secured loan	SR +	3.10%	02/2029	4,751	4,543	4,509	2.1%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)	First lien senior secured loan	L +	3.50%	05/2028	4,987	4,952	4,911	2.3%
DXP Enterprises, Inc.(11)(12)	First lien senior secured loan	SR +	5.25%	12/2027	6,969	6,660	6,795	3.2%
Entegris, Inc.(9)	First lien senior secured loan	SR +	2.75%	07/2029	2,500	2,500	2,499	1.2%
Gates Global LLC(9)	First lien senior secured loan	SR +	3.50%	11/2029	1,990	1,933	1,983	0.9%
Pro Mach Group, Inc.(6)	First lien senior secured loan	L +	4.00%	08/2028	10,520	10,268	10,456	5.0%
Pro Mach Group, Inc.(9)(12)	First lien senior secured loan	SR +	5.00%	08/2028	4,000	3,808	4,000	1.9%
Watlow Electric Manufacturing Company(10)	First lien senior secured loan	SR +	3.75%	03/2028	2,494	2,477	2,435	1.2%
					38,211	37,141	37,588	17.8%
Professional services
Apex Group Treasury, LLC(7)	First lien senior secured loan	L +	3.75%	07/2028	4,925	4,744	4,790	2.3%
Apex Group Treasury, LLC(10)(12)	First lien senior secured loan	SR +	5.00%	07/2028	2,494	2,349	2,456	1.2%
Skopima Merger Sub Inc(6)	First lien senior secured loan	L +	4.00%	05/2028	4,987	4,747	4,651	2.2%
Corporation Service Company(9)	First lien senior secured loan	SR +	3.25%	11/2029	1,995	1,990	1,989	0.9%
EM Midco2 Ltd. (dba Element Materials Technology)(10)	First lien senior secured loan	SR +	4.25%	06/2029	9,083	8,970	8,958	4.2%
Genuine Financial Holdings LLC(7)	First lien senior secured loan	L +	3.75%	07/2025	3,988	3,977	3,955	1.9%
Red Ventures, LLC(9)	First lien senior secured loan	SR +	3.00%	02/2030	4,000	3,960	3,960	1.9%
Sovos Compliance, LLC(6)	First lien senior secured loan	L +	4.50%	08/2028	10,520	10,189	9,942	4.7%
VT Topco, Inc. (dba Veritext)(6)(12)	First lien senior secured loan	L +	3.75%	08/2025	1,939	1,915	1,905	0.9%
VT Topco, Inc. (dba Veritext)(7)(12)(13)	First lien senior secured delayed draw term loan	L +	3.75%	08/2025	55	55	54	—%
					43,986	42,896	42,660	20.2%
Telecommunications
Ciena Corporation(9)	First lien senior secured loan	SR +	2.50%	01/2030	2,000	1,991	1,996	0.9%
Cogeco Communications (USA) II L.P.(6)	First lien senior secured loan	L +	2.50%	09/2028	2,992	2,979	2,949	1.4%
Park Place Technologies, LLC(9)	First lien senior secured loan	SR +	5.00%	11/2027	9,737	9,268	9,316	4.5%
Zayo Group Holdings, Inc.(9)	First lien senior secured loan	SR +	4.25%	03/2027	9,900	8,349	7,776	3.7%
					24,629	22,587	22,037	10.5%
Transportation
Safe Fleet Holdings(9)	First lien senior secured loan	SR +	3.75%	02/2029	1,995	1,976	1,949	0.9%
Uber Technologies, Inc.(10)	First lien senior secured loan	SR +	2.75%	03/2030	3,990	3,980	3,979	1.9%
					5,985	5,956	5,928	2.8%

ORCIC Senior Loan Fund's Portfolio as of March 31, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)(5)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Total Debt Investments				$672,631	$649,824	$651,694	309.0%
Total Investments				$672,631	$649,824	$651,694	309.0%
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
6.The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2023 was 4.86%.
7.The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2023 was 5.19%.
8.The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2023 was 5.31%.
9.The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2023 was 4.80%.
10.The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2023 was 4.91%.
11.The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2023 was 4.90%.
12.Level 3 investment.
13.Position or portion thereof is an unfunded loan commitment.

ORCIC Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Debt Investments
Aerospace and defense
Bleriot US Bidco Inc.(7)	First lien senior secured loan	L +	4.00%	10/2026	$5,273	$5,178	$5,207	3.2%
Peraton Corp.(6)	First lien senior secured loan	L +	3.75%	02/2028	7,571	7,290	7,382	4.6%
Transdigm, Inc.(8)(11)	First lien senior secured loan	SR +	3.25%	02/2027	3,000	2,940	2,985	1.9%
					15,844	15,408	15,574	9.7%
Automotive
PAI Holdco, Inc.(7)	First lien senior secured loan	L +	3.75%	10/2027	4,950	4,538	4,356	2.7%
					4,950	4,538	4,356	2.7%
Buildings and real estate
Dodge Construction Network, LLC(10)	First lien senior secured loan	SR +	4.75%	02/2029	5,274	4,917	4,482	2.8%
RealPage, Inc.(6)(11)	First lien senior secured loan	L +	3.00%	04/2028	10,547	9,925	10,009	6.2%
Wrench Group LLC(7)	First lien senior secured loan	L +	4.00%	04/2026	9,761	9,737	9,419	5.9%
					25,582	24,579	23,910	14.9%
Business services
BrightView Landscapes, LLC(8)	First lien senior secured loan	SR +	3.25%	04/2029	10,547	10,230	10,125	6.3%
Brown Group Holdings, LLC(9)(11)	First lien senior secured loan	SR +	3.75%	07/2029	2,026	2,005	2,017	1.3%
ConnectWise, LLC(7)(11)	First lien senior secured loan	L +	3.50%	09/2028	10,547	9,961	9,996	6.2%
Packers Holdings, LLC(6)	First lien senior secured loan	L +	3.25%	03/2028	6,190	5,682	5,384	3.4%
Vistage Worldwide, Inc.(8)	First lien senior secured loan	SR +	5.25%	07/2029	3,990	3,831	3,890	2.4%

ORCIC Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
					33,300	31,709	31,412	19.6%
Capital markets
Guggenheim Partners Investment Management Holdings, LLC(9)	First lien senior secured loan	SR +	3.25%	12/2029	5,000	4,913	4,913	3.1%
					5,000	4,913	4,913	3.1%
Chemicals
Aruba Investments Holdings, LLC (dba Angus Chemical Company)(8)	First lien senior secured loan	SR +	4.75%	11/2027	3,000	2,794	2,933	1.9%
Axalta Coating Systems US Holdings Inc.(9)(11)	First lien senior secured loan	SR +	3.00%	12/2029	5,000	4,950	5,000	3.1%
Ineos US Finance LLC(9)	First lien senior secured loan	SR +	3.75%	11/2027	3,000	2,895	2,948	1.8%
					11,000	10,639	10,881	6.8%
Consumer products
Olaplex, Inc.(8)	First lien senior secured loan	SR +	3.50%	02/2029	5,287	4,905	4,970	3.1%
					5,287	4,905	4,970	3.1%
Containers and packaging
Berlin Packaging L.L.C.(7)(11)	First lien senior secured loan	L +	3.75%	03/2028	10,547	10,102	10,127	6.3%
BW Holding, Inc.(9)	First lien senior secured loan	SR +	4.00%	12/2028	7,767	7,637	7,146	4.5%
Ring Container Technologies Group, LLC(6)	First lien senior secured loan	L +	3.50%	08/2028	9,762	9,585	9,616	6.0%
Tricorbraun Holdings, Inc.(6)(11)	First lien senior secured loan	L +	3.25%	03/2028	10,546	9,995	10,040	6.3%
Valcour Packaging, LLC(9)	First lien senior secured loan	SR +	3.75%	10/2028	9,925	9,901	8,883	5.5%
					48,547	47,220	45,812	28.6%
Distribution
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(8)(11)	First lien senior secured loan	SR +	4.63%	06/2026	9,762	9,434	9,469	5.9%
Dealer Tire, LLC(8)	First lien senior secured loan	SR +	4.25%	12/2027	3,959	3,888	3,900	2.4%
SRS Distribution, Inc.(6)	First lien senior secured loan	L +	3.50%	06/2028	10,573	9,839	10,097	6.3%
White Cap Supply Holdings, LLC(8)(11)	First lien senior secured loan	SR +	3.75%	10/2027	10,573	10,020	10,208	6.4%
					34,867	33,181	33,674	21.0%
Diversified financial services
Focus Financial Partners, LLC(8)(11)	First lien senior secured loan	SR +	3.25%	06/2028	4,988	4,901	4,921	3.1%
					4,988	4,901	4,921	3.1%
Education
Severin Acquisition, LLC (dba Powerschool)(8)	First lien senior secured loan	SR +	3.00%	08/2025	4,897	4,807	4,860	3.0%
Sophia, L.P.(8)	First lien senior secured loan	SR +	4.25%	10/2027	9,762	9,739	9,738	6.1%
					14,659	14,546	14,598	9.1%
Energy equipment and services
AZZ Inc.(9)	First lien senior secured loan	SR +	4.25%	05/2029	7,950	7,882	7,950	5.0%
Brookfield WEC Holdings Inc.(8)(11)	First lien senior secured loan	SR +	3.75%	08/2025	3,491	3,465	3,473	2.1%
Pike Corp.(6)(11)	First lien senior secured loan	L +	3.00%	01/2028	9,800	9,607	9,651	6.0%
					21,241	20,954	21,074	13.1%
Financial services
Acuris Finance US, Inc. (ION Analytics) (9)(11)	First lien senior secured loan	SR +	4.00%	02/2028	4,500	4,396	4,416	2.8%
AllSpring Buyer(9)	First lien senior secured loan	SR +	4.00%	11/2028	4,988	4,921	4,925	3.1%
Deerfield Dakota Holding, LLC(8)(11)	First lien senior secured loan	SR +	3.75%	04/2027	5,910	5,597	5,509	3.4%

ORCIC Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
					15,398	14,914	14,850	9.3%
Food and beverage
Eagle Parent Corp.(9)(11)	First lien senior secured loan	SR +	4.25%	04/2029	2,722	2,674	2,668	1.7%
Naked Juice LLC (dba Tropicana)(9)(11)	First lien senior secured loan	SR +	3.25%	01/2029	10,573	9,668	9,430	5.9%
Nomad Foods Europe Midco Ltd.(8)(11)	First lien senior secured loan	SR +	3.75%	11/2029	5,000	4,801	4,979	3.1%
Pegasus BidCo B.V.(9)	First lien senior secured loan	SR +	4.25%	07/2029	4,500	4,306	4,354	2.7%
Shearer’s Foods, LLC(6)(11)	First lien senior secured loan	L +	3.50%	09/2027	8,807	8,196	8,376	5.2%
					31,602	29,645	29,807	18.6%
Healthcare equipment and services
Confluent Medical Technologies, Inc.(9)	First lien senior secured loan	SR +	3.75%	02/2029	9,762	9,620	9,250	5.8%
Dermatology Intermediate Holdings III, Inc(8)	First lien senior secured loan	SR +	4.25%	03/2029	9,950	9,829	9,751	6.1%
Dermatology Intermediate Holdings III, Inc(8)(12)	First lien senior secured delayed draw term loan	SR +	4.25%	03/2029	1,629	1,618	1,596	1.0%
Medline Borrower, LP(6)(11)	First lien senior secured loan	L +	3.25%	10/2028	6,327	5,831	6,005	3.7%
MJH Healthcare Holdings, LLC(8)	First lien senior secured loan	SR +	3.50%	01/2029	3,831	3,767	3,678	2.3%
Natus Medical Inc.(10)	First lien senior secured loan	SR +	5.50%	07/2029	4,500	4,191	4,207	2.6%
					35,999	34,856	34,487	21.5%
Healthcare providers and services
Covetrus, Inc.(9)(11)	First lien senior secured loan	SR +	5.00%	10/2029	9,500	8,940	8,878	5.5%
Pediatric Associates Holding Company, LLC(6)	First lien senior secured loan	L +	3.25%	12/2028	3,422	3,356	3,242	2.0%
Phoenix Newco, Inc. (dba Parexel)(6)(11)	First lien senior secured loan	L +	3.25%	11/2028	7,444	7,170	7,156	4.5%
Physician Partners, LLC(8)(11)	First lien senior secured loan	SR +	4.00%	12/2028	9,950	9,407	9,457	5.9%
Premise Health Holding(9)	First lien senior secured loan	SR +	4.75%	07/2025	3,234	3,197	3,193	2.0%
					33,550	32,070	31,926	19.9%
Healthcare technology
Athenahealth Group Inc.(8)(11)	First lien senior secured loan	SR +	3.50%	02/2029	9,403	8,636	8,466	5.3%
Athenahealth Group Inc.(8)(11)(12)	First lien senior secured delayed draw term loan	SR +	3.50%	02/2029	—	(112)	(109)	(0.1)%
Imprivata, Inc.(8)	First lien senior secured loan	SR +	4.25%	12/2027	9,762	9,583	9,396	5.9%
Verscend Holding Corp.(6)	First lien senior secured loan	L +	4.00%	08/2025	9,944	9,821	9,870	6.1%
					29,109	27,928	27,623	17.2%
Infrastructure and environmental services
Osmose Utilities Services, Inc.(6)	First lien senior secured loan	L +	3.25%	06/2028	9,762	9,052	9,249	5.8%
USIC Holdings, Inc.(6)(11)	First lien senior secured loan	L +	3.50%	05/2028	2,977	2,831	2,837	1.7%
					12,739	11,883	12,086	7.5%
Insurance
Acrisure, LLC(9)	First lien senior secured loan	SR +	5.75%	02/2027	6,500	6,182	6,435	4.1%
AssuredPartners, Inc.(8)	First lien senior secured loan	SR +	4.25%	02/2027	4,988	4,814	4,875	3.0%
Hub International Limited(7)(11)	First lien senior secured loan	L +	3.25%	04/2025	9,924	9,756	9,823	6.1%

ORCIC Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
					21,412	20,752	21,133	13.2%
Internet software and services
Barracuda Parent, LLC(8)	First lien senior secured loan	SR +	4.50%	08/2029	10,600	10,141	10,203	6.3%
CDK Global, Inc.(9)(11)	First lien senior secured loan	SR +	4.50%	07/2029	10,600	10,366	10,492	6.5%
Delta TopCo, Inc. (dba Infoblox, Inc.)(9)(11)	First lien senior secured loan	SR +	3.75%	12/2027	10,573	9,666	9,741	6.1%
E2open, LLC(6)(11)	First lien senior secured loan	L +	3.50%	02/2028	3,868	3,756	3,793	2.4%
Hyland Software, Inc.(6)(11)	First lien senior secured loan	L +	3.50%	07/2024	9,948	9,732	9,802	6.1%
Sophos Holdings, LLC(7)	First lien senior secured loan	L +	3.50%	03/2027	10,546	10,319	10,203	6.4%
					56,135	53,980	54,234	33.8%
Leisure and entertainment
Delta 2 (Lux) SARL (dba Formula One)(8)	First lien senior secured loan	SR +	3.25%	01/2030	3,000	2,970	2,993	1.8%
WMG Acquisition Corp.(8)(11)	First lien senior secured loan	SR +	3.00%	01/2028	4,000	3,922	3,953	2.5%
					7,000	6,892	6,946	4.3%
Manufacturing
DXP Enterprises, Inc.(10)	First lien senior secured loan	SR +	5.25%	12/2027	4,987	4,717	4,738	3.0%
Gates Global LLC(8)(11)	First lien senior secured loan	SR +	3.50%	11/2029	1,995	1,936	1,978	1.2%
Pro Mach Group, Inc.(6)(11)	First lien senior secured loan	L +	4.00%	08/2028	10,547	10,282	10,241	6.4%
Pro Mach Group, Inc.(9)	First lien senior secured loan	SR +	5.00%	08/2028	4,000	3,800	3,884	2.4%
					21,529	20,735	20,841	13.0%
Professional services
Apex Group Treasury, LLC(9)	First lien senior secured loan	SR +	5.00%	07/2028	2,500	2,350	2,400	1.5%
Apex Group Treasury, LLC(7)(11)	First lien senior secured loan	L +	3.75%	07/2028	4,938	4,748	4,691	2.9%
EM Midco2 Ltd. (dba Element Materials Technology)(9)	First lien senior secured loan	SR +	4.25%	06/2029	2,053	1,988	2,012	1.3%
Sovos Compliance, LLC(9)	First lien senior secured loan	SR +	4.50%	08/2028	10,547	10,200	9,703	6.0%
					20,038	19,286	18,806	11.7%
Telecommunications
Park Place Technologies, LLC(8)(11)	First lien senior secured loan	SR +	5.00%	11/2027	9,762	9,268	9,172	5.7%
Zayo Group Holdings, Inc.(8)(11)	First lien senior secured loan	SR +	4.25%	03/2027	9,925	8,294	8,196	5.1%
					19,687	17,562	17,368	10.8%
Total Debt Investments					$529,463	$507,996	$506,202	315.6%
Total Investments					$529,463	$507,996	$506,202	315.6%
_____________
1.Certain portfolio company investments are subject to contractual restrictions on sales.
2.Unless otherwise indicated, ORCIC SLF's investments are pledged as collateral supporting the amounts outstanding under ORCIC SLF's SPV Asset Facilities.
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
11.Level 2 investment.
12.Position or portion thereof is an unfunded loan commitment.

Below is selected balance sheet information for ORCIC SLF as of the following periods:

($ in thousands)	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value (amortized cost of $649,824 and $507,996, respectively)	$651,694	$506,202
Cash	8,920	15,237
Interest receivable	2,725	2,202
Receivable due on investments sold	—	4,622
Prepaid expenses and other assets	176	151
Total Assets	$663,515	$528,414
Liabilities
Debt (net of unamortized debt issuance costs of $3,272 and $3,509, respectively)	$405,476	$343,035
Payable for investments purchased	38,615	13,958
Interest payable	1,197	1,522
Return of capital payable	—	4,489
Distribution payable	6,968	3,624
Accrued expenses and other liabilities	383	1,337
Total Liabilities	$452,639	$367,965
Commitments and contingencies
Members’ Equity
Members’ Equity	210,876	160,449
Total Members’ Equity	210,876	160,449
Total Liabilities and Members’ Equity	$663,515	$528,414
Below is selected statement of operations information for ORCIC SLF for the following periods:

($ in thousands)	For the Three Months Ended March 31, 2023 (Unaudited)
Investment Income
Interest income	$13,181
Total Investment Income	13,181
Operating Expenses
Interest expense	$5,894
Professional fees	190
Other general and administrative	129
Total Operating Expenses	6,213
Net Investment Income	$6,968
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	3,663
Net realized gain (loss) on investments	14
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	3,677
Net Increase in Members’ Equity Resulting from Operations	$10,645

On August 24, 2022, ORCIC JV WH LLC, a Delaware limited liability company and wholly-owned subsidiary of ORCIC SLF, entered into a $400 million credit facility among the lenders party thereto, Bank of America, N.A., as administrative agent and BofA Securities, Inc., as sole lead arranger and sole book manager. The maturity date of the credit facility is August 25, 2025. As of March 31, 2023, there was $300.3 million outstanding under the credit facility. On October 14, 2022, ORCIC JV WH II LLC, a Delaware limited liability company and wholly-owned subsidiary of ORCIC SLF, entered into an up to $500 million revolving loan facility among the lenders party thereto, and Royal Bank of Canada. The maturity date of the credit facility is October 14, 2032. As of March 31, 2023, there was $108.5 million outstanding under the credit facility.
The below table represents the components of interest expense for the following periods:

($ in thousands)	For the Three Months Ended March 31, 2023
Interest expense	$5,657
Amortization of debt issuance costs	237
Total Interest Expense	$5,894
Average interest rate(1)	6.2%
Average daily borrowings	$367,522

(1)Average interest rate is annualized.

Results of Operations

The following table represents the operating results for the the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Total Investment Income	$305,412	$70,145
Less: Net Operating Expenses	139,742	27,554
Net Investment Income (Loss) Before Taxes	165,670	42,591
Less: Income taxes, including excise taxes	95	—
Net Investment Income (Loss) After Taxes	165,575	42,591
Net realized gain (loss)	(4,577)	437
Net change in unrealized gain (loss)	64,035	(23,457)
Net Increase (Decrease) in Net Assets Resulting from Operations	$225,033	$19,571

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and deprecation on the investment portfolio.

Investment Income

The following table represents investment income for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022 (1)
Investment income from non-controlled, non-affiliated investments:
Interest income	$263,262	$60,414
PIK interest income	15,077	4,976
PIK dividend income	17,970	2,886
Other income	3,006	1,869
Total investment income from non-controlled, non-affiliated investments:	299,315	70,145
Investment income from controlled, affiliated investments:
Dividend income	6,097	—
Total investment income from controlled, affiliated investments:	6,097	—
Total investment income	$305,412	$70,145

(1) For the three months ended March 31, 2022 PIK dividend and other income were reported in aggregate as other income.

For the Three Months ended March 31, 2023 and 2022

Investment income increased to $305.4 million for the three months ended March 31, 2023 from $70.1 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $5.4 billion as of March 31, 2022 to $10.7 billion as of March 31, 2023. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees was less than $0.1 million for the three months ended March 31, 2023 and $0.4 million for the three months ended March 31, 2022. This change is due to a decrease in unscheduled paydown activity year over year and while these fees are non-recurring in nature, we expect repayments to increase when the interest rate environment stabilizes. PIK interest income and PIK dividend income increased period-over-period primarily as a result of adding new investments with contractual PIK income to our portfolio. For the three months ended March 31, 2023, PIK interest and PIK dividend income earned was $33.0 million, representing approximately 10.8% of total investment income. For the three months ended March 31, 2022, PIK interest and PIK dividend income earned was $7.9 million, representing 11.2% of total investment income. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

Expenses

The following table represents expenses for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Offering costs	$613	$1,171
Interest expense	89,595	15,371
Management fees	16,941	5,550
Performance based incentive fees	23,676	4,864
Professional fees	2,768	1,281
Directors' fees	265	282
Shareholder servicing fees	4,327	1,962
Other general and administrative	1,557	1,135
Total operating expenses	$139,742	$31,616
Expense Support	—	(4,062)
Net operating expenses	$139,742	$27,554

For the Three Months ended March 31, 2023 and 2022

Total net operating expenses increased to $139.7 million for the three months ended March 31, 2023 from $27.6 million for the same period prior year primarily due to increases in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in the net asset value of the fund. The increase in incentive fees was due to higher pre-incentive fee net investment income. The increase in interest expense was driven by an increase in average daily borrowings to $5.6 billion from $1.6 billion period over period, as well as an increase in the average interest rate to 6.2% from 3.4% period over period. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

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

For the three months ended March 31, 2023 we accrued U.S. federal excise tax of $0.1 million. For the three months ended March 31, 2022 we did not accrue U.S. federal excise tax.

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.

Net Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The below table represents the net unrealized gains (losses) on our investment portfolio for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$60,654	$(23,285)
Non-controlled, affiliated investments	(1)	—
Controlled, affiliated investments	3,251	—
Net change in translation of assets and liabilities in foreign currencies	138	(172)
Income tax (provision) benefit	(7)	—
Net change in unrealized gain (loss)	$64,035	$(23,457)

For the Three Months ended March 31, 2023 and 2022

For the three months ended March 31, 2023, the net unrealized gain was primarily driven by an increase in the fair value of our investments as compared to December 31, 2022. The primary drivers of our portfolio’s unrealized gains were current market conditions including credit spreads tightening across the broader markets and the reversal of a prior period unrealized loss that was realized during the period in connection with the restructuring of a debt investment.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended March 31, 2023 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Asurion, LLC	$7.8
Walker Edison Furniture Company LLC	4.7
ORCIC Senior Loan Fund LLC	3.2
Power Stop, LLC	(2.9)
Dealer Tire, LLC	2.6
Hyperion Refinance S.a.r.l (dba Howden Group)	2.5
Olaplex, Inc.	(2.4)
Associations, Inc.	2.4
Athenahealth Group Inc.	2.2
Muine Gall, LLC	2.0
Remaining portfolio companies	41.8
Total	$63.9

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

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	$2.1
Shearer's Foods, LLC	(1.5)
Asurion, LLC	(1.4)
Lignetics Investment Corp.	(1.0)
Phoenix Newco, Inc. (dba Parexel)	(0.9)
Alera Group, Inc.	(0.8)
Help/Systems Holdings, Inc.	(0.6)
Cornerstone OnDemand, Inc.	(0.6)
WMC Bidco, Inc. (dba West Monroe)	(0.5)
Hyland Software, Inc.	(0.5)
Remaining portfolio companies	(17.6)
Total	$(23.3)

Net Realized Gains (Losses)
The table below represents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Net realized gain (loss) on investments	$(4,577)	$250
Net realized gain (loss) on foreign currency transactions	—	187
Net realized gain (loss)	$(4,577)	$437

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

As of March 31, 2023 and December 31, 2022, our asset coverage ratios were 195% and 193%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of March 31, 2023, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2023 we had $1.5 billion available under our credit facilities.

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

As of March 31, 2023, we had $464.1 million in cash. During the three months ended March 31, 2023, we used $0.6 billion in cash for operating activities, primarily as a result of funding portfolio investments of $0.9 billion, partially offset by sales and repayments of portfolio investments of $0.1 billion, and other operating activities of $(34.0) million. Lastly, cash provided by financing activities was $0.8 billion during the period, which was the result of proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $0.4 billion, and proceeds from the issuance of shares of $0.6 billion, partially offset by $79.7 million of distributions paid and share repurchases of $110.8 million.

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

The below tables summarize transactions with respect to shares of our common stock during the following periods:

	For the Three Months Ended March 31, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	17,528,972	$162,332	5,015,703	$46,224	38,530,460	$353,968	61,075,135	$562,524
Shares/gross proceeds from the private placements	—	—	—	—	1,525,337	14,040	1,525,337	14,040
Reinvestment of distributions	1,723,661	15,832	520,722	4,787	3,120,002	28,728	5,364,385	49,347
Repurchased shares	(2,349,994)	(21,643)	(374,566)	(3,453)	(7,361,842)	(68,024)	(10,086,402)	(93,120)
Total shares/gross proceeds	16,902,639	156,521	5,161,859	47,558	35,813,957	328,712	57,878,455	532,791
Sales load	—	(1,557)	—	(49)	—	—	—	(1,606)
Total shares/net proceeds	16,902,639	$154,964	5,161,859	$47,509	35,813,957	$328,712	57,878,455	$531,185

	For the Three Months Ended March 31, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	48,271,855	$453,018	12,403,855	$115,734	65,711,868	$612,240	126,387,578	$1,180,992
Shares/gross proceeds from the private placements	—	—	—	—	4,176,265	38,756	4,176,265	38,756
Reinvestment of distributions	390,070	3,630	157,073	1,461	631,685	5,885	1,178,828	10,976
Repurchased shares	(649,420)	(6,001)	(32,853)	(304)	(1,833,520)	(16,978)	(2,515,793)	(23,283)
Total shares/gross proceeds	48,012,505	450,647	12,528,075	116,891	68,686,298	639,903	129,226,878	1,207,441
Sales load	—	(3,650)	—	(332)	—	—	—	(3,982)
Total shares/net proceeds	48,012,505	$446,997	12,528,075	$116,559	68,686,298	$639,903	129,226,878	$1,203,459

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

The changes to our offering price per share since the commencement of our initial continuous public offering and associated effective dates of such changes were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.32	$9.58
April 1, 2021	$9.26	$0.32	$9.58
May 1, 2021	$9.26	$0.32	$9.58
June 1, 2021	$9.28	$0.32	$9.60
July 1, 2021	$9.30	$0.33	$9.63
August 1, 2021	$9.30	$0.33	$9.63
September 1, 2021	$9.30	$0.33	$9.63
October 1, 2021	$9.31	$0.33	$9.64

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
November 1, 2021	$9.32	$0.33	$9.65
December 1, 2021	$9.31	$0.33	$9.64
January 1, 2022	$9.33	$0.33	$9.66
February 1, 2022	$9.33	$0.33	$9.66
March 1, 2022	$9.27	$0.32	$9.59
April 1, 2022	$9.24	$0.32	$9.56
May 1, 2022	$9.23	$0.32	$9.55
June 1, 2022	$9.02	$0.32	$9.34
July 1, 2022	$8.84	$0.31	$9.15
August 1, 2022	$9.02	$0.32	$9.34
September 1, 2022	$9.09	$0.32	$9.41
October 1, 2022	$8.99	$0.31	$9.30
November 1, 2022	$9.00	$0.32	$9.32
December 1, 2022	$9.05	$0.32	$9.37
January 1, 2023	$9.06	$0.32	$9.38
February 1, 2023	$9.24	$0.32	$9.56
March 1, 2023	$9.23	$0.32	$9.55

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.14	$9.40
April 1, 2021	$9.26	$0.14	$9.40
May 1, 2021	$9.25	$0.14	$9.39
June 1, 2021	$9.27	$0.14	$9.41
July 1, 2021	$9.29	$0.14	$9.43
August 1, 2021	$9.29	$0.14	$9.43
September 1, 2021	$9.29	$0.14	$9.43
October 1, 2021	$9.31	$0.14	$9.45
November 1, 2021	$9.32	$0.14	$9.46
December 1, 2021	$9.31	$0.14	$9.45
January 1, 2022	$9.34	$0.14	$9.48
February 1, 2022	$9.33	$0.14	$9.47
March 1, 2022	$9.27	$0.14	$9.41
April 1, 2022	$9.25	$0.14	$9.39
May 1, 2022	$9.24	$0.14	$9.38
June 1, 2022	$9.04	$0.14	$9.18
July 1, 2022	$8.86	$0.13	$8.99
August 1, 2022	$9.04	$0.14	$9.18
September 1, 2022	$9.09	$0.14	$9.23
October 1, 2022	$9.00	$0.14	$9.14
November 1, 2022	$9.01	$0.14	$9.15
December 1, 2022	$9.05	$0.14	$9.19

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2023	$9.07	$0.14	$9.21
February 1, 2023	$9.25	$0.14	$9.39
March 1, 2023	$9.24	$0.14	$9.38

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
Initial Offering Price	$10.00	$—	$10.00
March 1, 2021	$9.26	$—	$9.26
April 1, 2021	$9.26	$—	$9.26
May 1, 2021	$9.26	$—	$9.26
June 1, 2021	$9.28	$—	$9.28
July 1, 2021	$9.30	$—	$9.30
August 1, 2021	$9.30	$—	$9.30
September 1, 2021	$9.30	$—	$9.30
October 1, 2021	$9.32	$—	$9.32
November 1, 2021	$9.32	$—	$9.32
December 1, 2021	$9.31	$—	$9.31
January 1, 2022	$9.34	$—	$9.34
February 1, 2022	$9.34	$—	$9.34
March 1, 2022	$9.28	$—	$9.28
April 1, 2022	$9.26	$—	$9.26
May 1, 2022	$9.25	$—	$9.25
June 1, 2022	$9.05	$—	$9.05
July 1, 2022	$8.88	$—	$8.88
August 1, 2022	$9.06	$—	$9.06
September 1, 2022	$9.11	$—	$9.11
October 1, 2022	$9.01	$—	$9.01
November 1, 2022	$9.02	$—	$9.02
December 1, 2022	$9.07	$—	$9.07
January 1, 2023	$9.08	$—	$9.08
February 1, 2023	$9.26	$—	$9.26
March 1, 2023	$9.26	$—	$9.26

Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were recorded during the following periods:

Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
December 5, 2022	January 31, 2023	February 24, 2023	$0.08765	$16,523	$4,296	$30,667
February 10, 2023	February 28, 2023	March 23, 2023	0.06765	12,882	3,372	24,319
February 10, 2023	March 31, 2023	April 26, 2023	0.06765	13,027	3,550	24,938
		Total	$0.22295	$42,432	$11,218	$79,924

(1)Distributions per share are gross of shareholder servicing fees.

Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 2, 2021	January 31, 2022	February 23, 2022	$0.05580	$3,798	$1,094	$6,348
November 2, 2021	February 28, 2022	March 24, 2022	0.05580	4,593	1,367	7,312
November 2, 2021	March 31, 2022	April 25, 2022	0.05580	5,334	1,673	8,860
		Total	$0.16740	$13,725	$4,134	$22,520

(1)Distributions per share are gross of shareholder servicing fees.

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

Through March 31, 2023, pursuant to the Expense Support Agreement which was terminated by the Adviser on March 7, 2023, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement was to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The below table reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the following periods:

	For the Three Months Ended March 31, 2023
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.22295	$133,574	100.0%
Total	$0.22295	$133,574	100.0%

(1)Distributions per share are gross of shareholder servicing fees.

(2)Data in this table is presented on a consolidated basis. Refer to 'ITEM 1. - Notes to Consolidated Financial Statements - Note
11. Financial Highlights" for amounts by share class.

	For the Three Months Ended March 31, 2022
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.16740	$40,379	100.0%
Total	$0.16740	$40,379	100.0%

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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
February 25, 2022	S	March 31, 2022	$6,001	$9.24	649,420
February 25, 2022	D	March 31, 2022	$304	$9.25	32,853
February 25, 2022	I	March 31, 2022	$16,978	$9.26	1,833,520
February 28, 2023	S	March 31, 2023	$21,643	$9.21	2,349,994
February 28, 2023	D	March 31, 2023	$3,453	$9.22	374,566
February 28, 2023	I	March 31, 2023	$68,024	$9.24	7,361,842

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of March 31, 2023 and 2022:

	March 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$1,845,000	$672,789	$1,172,211	$659,842
SPV Asset Facility I	550,000	500,430	49,570	497,316
SPV Asset Facility II	1,800,000	1,538,000	156,309	1,528,719
SPV Asset Facility III	750,000	555,000	46,404	550,148
SPV Asset Facility IV	500,000	465,000	35,000	460,966
SPV Asset Facility V	300,000	20,000	24,909	16,735
CLO VIII	290,000	290,000	—	287,936
March 2025 Notes	500,000	500,000	—	495,812
September 2026 Notes	350,000	350,000	—	344,591
February 2027 Notes	500,000	500,000	—	494,085
September 2027 Notes	600,000	600,000	—	591,928
Total Debt	$7,985,000	$5,991,219	$1,484,403	$5,928,078

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying values of the Company's Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, SPV Asset Facility V, CLO VIII, March 2025 Notes, September 2026 Notes, February 2027 Notes, and September 2027 Notes are presented net of unamortized debt issuance costs of $12.9 million, $3.1 million, $9.3 million, $4.8 million, $4.0 million, $3.3 million, $2.1 million, $4.2 million, $5.4 million, $5.9 million, and $8.1 million respectively.
(3)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.

	December 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$1,845,000	$302,287	$1,542,713	$288,636
SPV Asset Facility I	550,000	440,430	72,337	437,241
SPV Asset Facility II	1,800,000	1,538,000	164,506	1,528,048
SPV Asset Facility III	750,000	555,000	50,764	549,851
SPV Asset Facility IV	500,000	465,000	26,911	460,869
CLO VIII	290,000	290,000	—	287,946
March 2025 Notes	500,000	500,000	—	495,309
September 2026 Notes	350,000	350,000	—	344,226
February 2027 Notes	500,000	500,000	—	493,735
September 2027 Notes	600,000	600,000	—	591,550
Total Debt	$7,685,000	$5,540,717	$1,857,231	$5,477,411

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
(3)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.

The below table represents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Interest expense	$86,574	$13,963
Amortization of debt issuance costs	3,697	1,408
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items(1)	(676)	—
Total Interest Expense	$89,595	$15,371
Average interest rate	6.2%	3.4%
Average daily borrowings	$5,579,502	$1,647,161

(1)Refer to the September 2027 Notes for details on the facility's interest rate swap.

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

From time to time, we expect to sell and contribute certain investments to Core Income Funding III pursuant to a Sale and Contribution Agreement, dated as of the SPV Asset Facility III Closing Date, by and between the Company and Core Income Funding III. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility III will be used to finance the origination and acquisition of eligible assets by Core Income Funding III, including the purchase of such assets from the Company. We retain a residual interest in assets contributed to or acquired by Core Income Funding III through our ownership of Core Income Funding III. The maximum principal amount of the SPV Asset Facility III is $750 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Core Income Funding III’s assets from time to time, and satisfaction of certain conditions, including certain portfolio criteria.

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

SPV Asset Facility V

On March 9, 2023 (the “SPV Facility V Closing Date”), Core Income Funding V LLC (“Core Income Funding V”), a Delaware limited liability company and our newly formed subsidiary, entered into a loan and security agreement (the “SPV Asset Facility V”), with Core Income Funding V, as Borrower, us, as Servicer and Equityholder, the lenders from time to time parties thereto (the “SPV Asset Facility V Lenders”), Wells Fargo Bank, National Association, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, and Alter Domus (US) LLC as Collateral Custodian.

From time to time, we expect to sell and contribute certain loan assets to Core Income Funding V pursuant to a Sale and Contribution Agreement, dated as of the SPV Facility V Closing Date, by and between us and Core Income Funding V. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Facility V will be used to finance the origination and acquisition of eligible assets by Core Income Funding V, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Core Income Funding V through our ownership of Core Income Funding V. The maximum principal amount of the SPV Facility V is $300 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Core Income Funding V’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits and other portfolio tests.

The SPV Facility V provides for the ability to borrow, reborrow, repay and prepay advances under the SPV Facility V for a period of up to three years after the SPV Facility V Closing Date unless such period is extended or accelerated under the terms of the SPV Facility V (the “SPV Facility V Reinvestment Period”). Unless otherwise extended, accelerated or terminated under the terms of the SPV Facility V, the SPV Facility V will mature on the date that is two years after the last day of the SPV Facility V Reinvestment

Period (the “SPV Facility V Maturity Date”). Prior to the SPV Facility V Maturity Date, proceeds received by Core Income Funding V from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding advances, and the excess may be returned to us, subject to certain conditions. On the SPV Facility V Maturity Date, Core Income Funding V must pay in full all outstanding fees and expenses and all principal and interest on outstanding advances, and the excess may be returned to us.

Amounts drawn bear interest at Daily Simple SOFR plus a spread equal to 2.70% per annum, which spread will increase by 2.00% per annum upon the occurrence and during the existence of an event of default or following the SPV Facility V Termination Date (such spread, the “SPV Facility V Applicable Spread”). Daily Simple SOFR may be replaced as a base rate under certain circumstances. During the SPV Facility V Reinvestment Period, Core Income Funding V will pay an undrawn fee ranging from 0.25% to 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Facility V that are not subject to the separate, higher fee described below. On and after the six-month anniversary of the SPV Facility V Closing Date and during the SPV Facility V Reinvestment Period, if the undrawn commitments are in excess of a certain portion (initially 50% and decreasing to 30%) of the total commitments under the SPV Facility V, such portion will not be subject to the undrawn fee described above, but Core Income Funding V will pay a separate fee on this portion of the undrawn commitments equal to 1.50% multiplied by such excess undrawn commitment amount over 50% or 30% of the total commitments, as applicable. The SPV Facility V contains customary covenants, including certain financial maintenance covenants, limitations on the activities of Core Income Funding V, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Facility V is secured by a perfected first priority security interest in the assets of Core Income Funding V and on any payments received by Core Income Funding V in respect of those assets. Assets pledged to the Lenders will not be available to pay our debts.

Borrowings of Core Income Funding V are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

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

In connection with the issuance of the September 2027 Notes, on October 18, 2022 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $600.0 million. We will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.84%. The interest rate swaps mature on September 16, 2027. For the year ended December 31, 2022, we did not make any payments. The interest expense related to the September 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of March 31, 2023, the interest rate swap had a fair value of $1.1 million. As of December 31, 2022, the interest rate swap had a fair value of $0.4 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of the following periods, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2023	December 31, 2022
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$40,965	$45,000
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	42,832	43,432
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	185	186

Portfolio Company	Investment	March 31, 2023	December 31, 2022
($ in thousands)
ACR Group Borrower, LLC	First lien senior secured revolving loan	350	537
AmeriLife Holdings LLC	First lien senior secured revolving loan	16,273	16,273
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	10,848	10,849
Anaplan, Inc.	First lien senior secured revolving loan	16,528	16,528
Apex Service Partners, LLC	First lien senior secured revolving loan	2,300	1,725
Appfire Technologies, LLC	First lien senior secured revolving loan	1,539	1,539
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	14,652	16,366
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured delayed draw term loan	3,838	3,734
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	5,106	5,106
Associations, Inc.	First lien senior secured revolving loan	4,829	4,829
Associations, Inc.	First lien senior secured delayed draw term loan	44,686	56,283
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	3,631	3,631
Avalara, Inc.	First lien senior secured revolving loan	7,045	7,045
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	2,145	2,145
AxiomSL Group, Inc.	First lien senior secured revolving loan	2,591	2,591
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,274	1,062
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	31,034	31,034
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	3,621	4,655
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	161	161
Brightway Holdings, LLC	First lien senior secured revolving loan	1,474	2,105
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	809	917
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	998	1,157
Canadian Hospital Specialties Ltd.	First lien senior secured delayed draw term loan	492	637
Canadian Hospital Specialties Ltd.	First lien senior secured revolving loan	190	248
CivicPlus, LLC	First lien senior secured revolving loan	2,244	2,245
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	3,750	3,750
Community Brands ParentCo, LLC	First lien senior secured revolving loan	1,875	1,875
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	14,183	14,183
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	14,183	14,183

Portfolio Company	Investment	March 31, 2023	December 31, 2022
($ in thousands)
Coupa Holdings, LLC	First lien senior secured revolving loan	1,664	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	2,174	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	—	5,712
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	9,963	9,963
Dermatology Intermediate Holdings III, Inc	First lien senior secured delayed draw term loan	90	278
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	9,553	9,553
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	—
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	3,199	3,199
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	1,955	1,955
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	7,733	3,867
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	200	200
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	676	676
Formerra, LLC	First lien senior secured delayed draw term loan	211	211
Formerra, LLC	First lien senior secured revolving loan	321	526
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	—	191
Fortis Solutions Group, LLC	First lien senior secured revolving loan	5,847	5,848
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	—	31,894
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,182	3,182
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	791	791
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	7,600	7,600
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,506	1,506
Global Music Rights, LLC	First lien senior secured revolving loan	7,500	7,500
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	870	870
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	88	88
Granicus, Inc.	First lien senior secured revolving loan	76	107
Grayshift, LLC	First lien senior secured revolving loan	2,419	2,419
HAH Group Holding Company LLC (dba Help at Home)	First lien senior secured delayed draw term loan	9,000	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	85	86
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	7,059	9,811

Portfolio Company	Investment	March 31, 2023	December 31, 2022
($ in thousands)
Hissho Sushi Merger Sub LLC	First lien senior secured revolving loan	8,162	6,996
Hyperion Refinance S.a.r.l (dba Howden Group)	First lien senior secured delayed draw term loan	—	92,823
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	732	732
Ideal Image Development, LLC	First lien senior secured revolving loan	—	915
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	3,613	2,168
IMO Investor Holdings, Inc.	First lien senior secured delayed draw term loan	4,963	4,963
IMO Investor Holdings, Inc.	First lien senior secured revolving loan	1,514	2,010
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	—	31,750
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	10,583	10,583
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	83	83
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	14,393	18,414
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	8,048	8,048
Intelerad Medical Systems Inc.	First lien senior secured revolving loan	—	1
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	4,213	1,739
Kaseya Inc.	First lien senior secured delayed draw term loan	4,342	4,342
Kaseya Inc.	First lien senior secured revolving loan	4,342	4,342
KBP Brands, LLC	First lien senior secured delayed draw term loan	743	743
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	14,488	16,625
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	1,870	3,415
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured delayed draw term loan	8,748	8,748
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	—	9,559
Lignetics Investment Corp.	First lien senior secured revolving loan	5,353	4,588
ManTech International Corporation	First lien senior secured delayed draw term loan	3,360	3,360
ManTech International Corporation	First lien senior secured revolving loan	1,806	1,806
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	28,401	28,401
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	8,038	8,038
Medline Borrower, LP	First lien senior secured revolving loan	2,020	2,020
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,071	3,071
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,765	1,765

Portfolio Company	Investment	March 31, 2023	December 31, 2022
($ in thousands)
Ministry Brands Holdings, LLC.	First lien senior secured delayed draw term loan	13,822	15,819
Ministry Brands Holdings, LLC.	First lien senior secured revolving loan	3,559	2,373
Mitnick Corporate Purchaser, Inc.	First lien senior secured revolving loan	6,213	8,713
Natural Partners, LLC	First lien senior secured revolving loan	5,063	5,063
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	1,039	1,039
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	3,521	3,521
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	4,225	4,401
OAC Holdings I Corp. (dba Omega Holdings)	First lien senior secured revolving loan	478	1,139
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	4,902	5,222
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	8,469	8,469
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3,302	3,302
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	10,148	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	17,905	17,906
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	88	70
PCF Holdco, LLC (dba PCF Insurance Services)	Preferred equity	8,740	—
Pediatric Associates Holding Company, LLC	First lien senior secured delayed draw term loan	533	1,776
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	—	8,891
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	2,570	2,570
Ping Identity Holding Corp.	First lien senior secured revolving loan	2,182	2,182
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured delayed draw term loan	28,553	28,553
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured revolving loan	12,237	12,237
Pluralsight, LLC	First lien senior secured revolving loan	196	196
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	11,854	8,653
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	6,716	19,248
QAD Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	155	236
Relativity ODA LLC	First lien senior secured revolving loan	435	435
Sailpoint Technologies Holdings, Inc.	First lien senior secured revolving loan	5,718	5,718

Portfolio Company	Investment	March 31, 2023	December 31, 2022
($ in thousands)
Securonix, Inc.	First lien senior secured revolving loan	5,339	5,339
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	16,049	16,049
Smarsh Inc.	First lien senior secured delayed draw term loan	10,381	10,381
Smarsh Inc.	First lien senior secured revolving loan	664	5,190
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	124	315
Southern Air & Heat Holdings, LLC	First lien senior secured revolving loan	203	203
Spotless Brands, LLC	First lien senior secured revolving loan	1,169	1,461
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	2,371	3,626
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	13,947	13,947
Tahoe Finco, LLC	First lien senior secured revolving loan	6,279	6,279
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	4,455	4,388
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,768	7,768
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured delayed draw term loan	10,317	10,317
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	3,508	4,746
The NPD Group, L.P.	First lien senior secured revolving loan	12,270	12,555
The Shade Store, LLC	First lien senior secured revolving loan	2,045	4,909
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	265	470
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	1,306	1,306
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	10,000	10,000
Troon Golf, L.L.C.	First lien senior secured revolving loan	7,207	7,207
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	1,750	1,475
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	1,353	3,045
Unified Women's Healthcare, LP	First lien senior secured revolving loan	8,120	8,120
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	1,096
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	113	113
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	333	—
When I Work, Inc.	First lien senior secured revolving loan	3,747	4,164
Zendesk, Inc.	First lien senior secured delayed draw term loan	30,080	30,080

Portfolio Company	Investment	March 31, 2023	December 31, 2022
($ in thousands)
Zendesk, Inc.	First lien senior secured revolving loan	12,386	12,386
Total Unfunded Portfolio Company Commitments		$868,961	$1,067,317

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

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of us in the amount of $1.9 million for the period from April 22, 2020 (Inception) to March 31, 2023, of which $1.9 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2023, management was not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities and notes as of March 31, 2023, is as follows:

($ in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 years
Revolving Credit Facility	$672,789	$—	$—	$672,789	$—
SPV Asset Facility I	500,430	—	—	—	500,430
SPV Asset Facility II	1,538,000	—	—	1,538,000	—
SPV Asset Facility III	555,000	—	—	555,000	—
SPV Asset Facility IV	465,000	—	—	—	465,000
SPV Asset Facility V	20,000	—	—	20,000	—
CLO VIII	290,000	—	—	—	290,000
September 2026 Notes	500,000	—	—	500,000	—
February 2027 Notes	350,000	—	—	350,000	—
September 2027 Notes	600,000	—	—	600,000	—
March 2025 Notes	500,000	—	500,000	—	—
Total Contractual Obligations	$5,991,219	$—	$500,000	$4,235,789	$1,255,430

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

Rule 2a-5 under the 1940 Act was adopted by the SEC in January 2021 and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We complied with the mandatory provisions of Rule 2a-5 by the September 2022 compliance date. Additionally, commencing with the fourth quarter of 2022, pursuant to Rule 2a-5, the Board designated the Adviser as our valuation designee to perform fair value determinations relating to the value of assets we held for which market quotations are not readily available.

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

Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurred. In addition to using the above inputs in investment valuations, we apply the valuation policy approved by our Board that is consistent with ASC 820. Consistent with the valuation policy, our Adviser, as the valuation designee, evaluates the source of the inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), we subject those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, our Adviser, as the valuation designee, or the independent valuation firm(s), review pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.

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

Financial and Derivative Instruments
Rule 18f-4 was adopted by the SEC in December 2020, and requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. The Company currently qualifies as a “limited derivatives user” and expects to continue to do so. The Company adopted a derivatives policy by Rule 18f-4’s August 2022 compliance date, and complies with the recordkeeping requirements.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes accretion and amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. PIK dividends represent accrued dividends that are added to the shares held of the equity investment on the respective interest payment dates rather than being paid in cash and generally becomes due at a certain trigger date. For the three months ended March 31, 2023, PIK interest income and PIK dividend income earned was $33.0 million, representing 10.8% of total investment income. For the three months ended March 31, 2022, PIK interest income and PIK dividend income earned was $7.9 million, representing 11.2% of total investment income. Discounts and premiums to par value on securities purchased are accreted or amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of premiums or discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

Recent Developments

Equity Raise

As of May 11, 2023, we have issued 227,090,680 shares of Class S common stock, 56,993,861 shares of Class D common stock, and 396,697,649 shares of Class I common stock and have raised total gross proceeds of $2.1 billion, $0.5 billion, and $3.7 billion, respectively, including seed capital of $1,000 contributed by our Adviser in September 2020 and approximately $25.0 million in gross proceeds raised from Feeder FIC Equity.

Dividend

On May 9, 2023, we declared a distribution of (i) $0.06765 per share, payable on or before June 30, 2023 to shareholders of record as of May 31, 2023, (ii) $0.06765 per share, payable on or before July 31, 2023 to shareholders of record as of June 30, 2023, and (iii) $0.06765 per share, payable on or before August 31, 2023 to shareholders of record as of July 31, 2023.

On May 9, 2023, we also declared a special distribution to shareholders. This special distribution is in addition to those distributions previously declared and announced. This additional distribution, in the amount of $0.02 per share, will be payable on or before August 31, 2023 to shareholders of record as of July 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including valuation risk, interest rate risk, currency risk, credit risk, and inflation risk.

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

As of March 31, 2023, 99.0% of our debt investments based on fair value were at floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.7%.

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$320.4	$(137.9)	$182.5
Up 200 basis points	$213.6	$(91.9)	$121.7
Up 100 basis points	$106.8	$(46.0)	$60.8
Up 50 basis points	$53.4	$(23.0)	$30.4
Down 50 basis points	$(53.4)	$23.0	$(30.4)
Down 100 basis points	$(106.8)	$46.0	$(60.8)

(1)Includes the impact of our interest rate swaps as a result of interest rate changes.
(2)Excludes the impact of income based fees. See “ITEM 1. — Notes to Consolidated Financial Statements - Note 3. Agreements and Related Party Transactions" of our consolidated financial statements for more information on the income based fees.

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

Credit Risk

We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of March 31, 2023 and December 31, 2022, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.

Inflation Risk

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

(b)Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.

The current worldwide financial markets situation, as well as various social, political, economic and other conditions and events (including political tensions in the United States and around the world, wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. We and our portfolio companies may also be subject to risk arising from a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution may cause a series of defaults by the other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries with which we interact in the conduct of our business. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

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

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail. We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. If a depository institution fails to return these deposits or is otherwise subject to adverse conditions in the financial or credit markets, our access to invested cash or cash equivalents could be limited which adversely impact our results of operations or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC. In order to satisfy the reinvestment portion of our dividends for the three months ended March 31, 2023, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price	Share Class
February 24, 2023	January 31, 2023	687,028	$9.24	Class S
February 24, 2023	January 31, 2023	204,137	$9.25	Class D
February 24, 2023	January 31, 2023	1,232,682	$9.26	Class I
March 23, 2023	February 28, 2023	541,897	$9.23	Class S
March 23, 2023	February 28, 2023	161,442	$9.24	Class D
March 23, 2023	February 28, 2023	982,289	$9.26	Class I
April 26, 2023	March 31, 2023	550,369	$9.21	Class S
April 26, 2023	March 31, 2023	171,791	$9.22	Class D
April 26, 2023	March 31, 2023	1,033,295	$9.24	Class I

We commenced a share repurchase program pursuant to which we intend to conduct quarterly repurchase offers to allow our shareholders to tender their shares at a price equal to the net offering price per share for the applicable class of shares on each date of repurchase.

Our Board has complete discretion to determine whether we will engage in any share repurchase, and if so, the terms of such repurchase. At the discretion of our Board, we may use cash on hand, cash available from borrowings, and cash from the sale of our investments as of the end of the applicable period to repurchase shares.All shares purchased by us pursuant to the terms of each offer to repurchase will be retired and thereafter will be authorized and unissued shares.

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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
February 28, 2023	S	March 31, 2023	$21,643	$9.21	2,349,994
February 28, 2023	D	March 31, 2023	$3,453	$9.22	374,566
February 28, 2023	I	March 31, 2023	$68,024	$9.24	7,361,842
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
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

10.1
Agreement, dated March 9, 2023, by and among Owl Rock Core Income Corp., as Servicer and Equityholder, Core Income Funding V LLC, as Borrower, Wells Fargo Bank, National Association, as administrative agent and each of the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on March 10, 2023).

10.2
Sale and Contribution Agreement, dated March 9, 2023, between Owl Rock Core Income Corp., as Seller and Core Income Funding V LLC, as Purchaser (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on March 10, 2023).

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

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document)
______________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Owl Rock Core Income Corp.

Date: May 11, 2023	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date:May 11, 2023	By:	/s/ Bryan Cole
Bryan Cole
Chief Operating Officer and Chief Financial Officer