Form 10-Q
period 2023-06-30
Blue Owl Credit Income Corp.
filed 2023-08-11
CIK 1812554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___to
Commission File Number: 814-01369
BLUE OWL CREDIT INCOME CORP.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 10, 2023, the registrant had 254,157,882 shares of Class S common stock, 61,299,437 shares of Class D common stock, and 436,200,611 shares of Class I common stock, $0.01, par value per share, outstanding.

i

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Blue Owl Credit Income Corp. (the “Company,” “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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
•the impact of rising interest rates, elevated inflation rates, ongoing supply chain and labor market disruptions, instability in the U.S. and international banking systems, and the risk of recession on our business prospects and the prospects of our portfolio companies;
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
•the ability of Blue Owl Credit Advisors LLC (“the Adviser” or “our Adviser”) to locate suitable investments for us and to monitor and administer our investments;
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

Blue Owl Credit Income Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $12,697,416 and $10,585,542, respectively)	$12,660,772	$10,469,767
Non-controlled, affiliated investments (amortized cost of $76,348 and $6,224, respectively)	76,348	6,175
Controlled, affiliated investments (amortized cost of $359,193 and $233,026, respectively)	362,524	231,642
Total investments at fair value (amortized cost of $13,132,957 and $10,824,792, respectively)	13,099,644	10,707,584
Cash (restricted cash of $26,326 and $23,000, respectively)	364,162	225,247
Interest receivable	98,960	80,402
Receivable from a controlled affiliate	8,316	20,202
Receivable for investments sold	36,262	—
Prepaid expenses and other assets	3,203	2,927
Total Assets	$13,610,547	$11,036,362
Liabilities
Debt (net of unamortized debt issuance costs of $73,504 and $63,306, respectively)	6,598,565	5,477,411
Distribution payable	47,021	37,036
Payable for investments purchased	50,364	41,706
Payables to affiliates	39,175	32,590
Tender offer payable	76,264	110,836
Accrued expenses and other liabilities	105,601	87,030
Total Liabilities	$6,916,990	$5,786,609
Commitments and contingencies (Note 7)
Net Assets
Class S Common shares $0.01 par value, 1,000,000,000 shares authorized; 241,935,918 and 196,951,435 shares issued and outstanding, respectively	2,419	1,970
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 59,251,502 and 48,895,298 shares issued and outstanding, respectively	595	489
Class I Common shares $0.01 par value, 1,000,000,000 shares authorized; 418,671,705 and 332,811,718 shares issued and outstanding, respectively	4,187	3,328
Additional paid-in-capital	6,619,394	5,322,239
Accumulated undistributed (overdistributed) earnings	66,962	(78,273)
Total Net Assets	$6,693,557	$5,249,753
Total Liabilities and Net Assets	$13,610,547	$11,036,362
Net Asset Value Per Class S Share	$9.28	$9.06
Net Asset Value Per Class D Share	$9.29	$9.07
Net Asset Value Per Class I Share	$9.31	$9.08

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$310,981	$110,034	$574,243	$170,448
PIK interest income	17,885	7,195	32,962	12,171
Dividend income	4,132	—	4,132	—
PIK dividend income	16,432	5,777	34,402	8,663
Other income	4,411	5,915	7,417	7,784
Total investment income from non-controlled, non-affiliated investments	353,841	128,921	653,156	199,066
Investment income from non-controlled, affiliated investments:
Dividend income	333	—	333	—
Total investment income from non-controlled, affiliated investments	333	—	333	—
Investment income from controlled, affiliated investments:
Dividend income	10,021	—	16,118	—
Total investment income from controlled, affiliated investments	10,021	—	16,118	—
Total Investment Income	364,195	128,921	669,607	199,066
Operating Expenses
Offering costs	324	1,179	937	2,350
Interest expense	114,551	36,110	204,146	51,481
Management fees	18,855	9,348	35,796	14,898
Performance based incentive fees	27,571	9,483	51,247	14,347
Professional fees	3,146	2,053	5,914	3,334
Directors' fees	259	267	524	549
Shareholder servicing fees	4,893	2,924	9,220	4,886
Other general and administrative	1,596	1,197	3,153	2,332
Total Operating Expenses	171,195	62,561	310,937	94,177
Expense support (Note 3)	—	(2,713)	—	(6,775)
Net Operating Expenses	171,195	59,848	310,937	87,402
Net Investment Income (Loss) Before Taxes	193,000	69,073	358,670	111,664
Income tax expense (benefit) including excise tax expense (benefit)	1,407	—	1,502	—
Net Investment Income (Loss) After Taxes	191,593	69,073	357,168	111,664
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$12,502	$(168,229)	$73,156	$(191,514)
Non-controlled, affiliated investments	50	—	49	—
Controlled, affiliated investments	1,462	—	4,713	—
Translation of assets and liabilities in foreign currencies	209	(701)	347	(873)
Income tax (provision) benefit	—	—	(7)	—
Total Net Change in Unrealized Gain (Loss)	14,223	(168,930)	78,258	(192,387)
Net realized gain (loss):
Non-controlled, non-affiliated investments	(2,601)	109	(7,178)	359
Non-controlled, affiliated investments	—	—	—	—
Controlled, affiliated investments	—	—	—	—
Foreign currency transactions	(60)	22	(60)	209
Total Net Realized Gain (Loss)	(2,661)	131	(7,238)	568
Total Net Realized and Change in Unrealized Gain (Loss)	11,562	(168,799)	71,020	(191,819)
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$203,155	$(99,726)	$428,188	$(80,155)
Net Increase (Decrease) in Net Assets Resulting from Operations - Class S Common Stock	$68,006	$(36,762)	$143,663	$(30,601)
Net Increase (Decrease) in Net Assets Resulting from Operations - Class D Common Stock	$17,233	$(8,956)	$36,023	$(6,998)
Net Increase (Decrease) in Net Assets Resulting from Operations - Class I Common Stock	$117,916	$(54,008)	$248,502	$(42,556)
Earnings Per Share - Basic and Diluted of Class S Common Stock	$0.29	$(0.26)	$0.65	$(0.26)
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	233,305,828	139,449,179	221,466,999	116,093,069
Earnings Per Share - Basic and Diluted of Class D Common Stock	$0.29	$(0.25)	$0.65	$(0.23)
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted	59,122,097	36,329,375	55,532,022	30,964,275
Earnings Per Share - Basic and Diluted of Class I Common Stock	$0.29	$(0.25)	$0.65	$(0.24)
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	404,528,122	219,206,555	383,084,074	176,900,067

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(5)
Advertising and media
Global Music Rights, LLC(10)	First lien senior secured loan	SR +	5.75%	08/2028	$83,109	$81,800	$83,108	1.2%
Global Music Rights, LLC(10)(17)(18)	First lien senior secured revolving loan	SR +	5.75%	08/2027	—	(104)	—	0.0%
Circana Group, L.P. (fka The NPD Group, L.P.)(9)	First lien senior secured loan	SR +	6.25% (2.75% PIK)	12/2028	226,154	222,043	223,327	3.3%
Circana Group, L.P. (fka The NPD Group, L.P.)(9)(17)	First lien senior secured revolving loan	SR +	5.75%	12/2027	1,141	906	963	0.0%
					310,404	304,645	307,398	4.5%
Aerospace and defense
Bleriot US Bidco Inc.(10)(22)	First lien senior secured loan	SR +	4.00%	10/2026	$5,070	$5,070	$5,063	0.1%
ManTech International Corporation(10)	First lien senior secured loan	SR +	5.75%	09/2029	14,110	13,851	13,969	0.2%
ManTech International Corporation(10)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	09/2024	—	(30)	—	0.0%
ManTech International Corporation(10)(17)(18)	First lien senior secured revolving loan	SR +	5.75%	09/2028	—	(31)	(18)	0.0%
Peraton Corp.(9)(22)	First lien senior secured loan	SR +	3.75%	02/2028	14,669	14,647	14,383	0.2%
Peraton Corp.(10)(22)	Second lien senior secured loan	SR +	7.75%	02/2029	4,854	4,798	4,695	0.1%
					38,703	38,305	38,092	0.6%
Automotive
Holley Inc.(10)(22)	First lien senior secured loan	SR +	3.75%	11/2028	$2,335	$2,322	$1,989	0.0%
Mavis Tire Express Services Topco Corp.(9)(22)	First lien senior secured loan	SR +	4.00%	05/2028	9,800	9,764	9,702	0.1%
OAC Holdings I Corp. (dba Omega Holdings)(11)	First lien senior secured loan	SR +	5.00%	03/2029	9,096	8,939	8,823	0.1%
OAC Holdings I Corp. (dba Omega Holdings)(10)(17)	First lien senior secured revolving loan	SR +	5.00%	03/2028	1,838	1,797	1,760	0.0%
Power Stop, LLC(6)(21)	First lien senior secured loan	L +	4.75%	01/2029	29,625	29,377	24,441	0.4%
Spotless Brands, LLC(10)	First lien senior secured loan	SR +	6.50%	07/2028	54,030	53,083	53,491	0.9%
Spotless Brands, LLC(10)(17)(18)	First lien senior secured revolving loan	SR +	6.50%	07/2028	—	(25)	(15)	0.0%
					106,724	105,257	100,191	1.5%
Asset based lending and fund finance
Hg Genesis 9 Sumoco Ltd.(13)(23)	Unsecured facility	E +	7.00% PIK	03/2027	$133,034	$133,553	$133,034	2.0%
Hg Saturn LuchaCo Ltd.(14)(23)	Unsecured facility	S +	7.50% PIK	03/2026	2,112	2,249	2,091	0.0%
					135,146	135,802	135,125	2.0%
Buildings and real estate
Associations, Inc.(10)	First lien senior secured loan	SR +	6.50% (2.50% PIK)	07/2027	$106,000	$105,087	$105,205	1.6%
Associations, Inc.(10)(17)(18)	First lien senior secured revolving loan	SR +	6.50%	07/2027	—	(32)	(24)	0.0%
Associations, Inc.(11)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.50% (2.50% PIK)	06/2024	39,630	39,148	39,172	0.6%

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
CoreLogic Inc.(6)(22)	First lien senior secured loan	L +	3.50%	06/2028	36,856	36,246	33,226	0.5%
Cushman & Wakefield U.S. Borrower, LLC(9)(22)	First lien senior secured loan	SR +	2.75%	08/2025	10,000	9,910	9,900	0.1%
Dodge Construction Network, LLC(10)	First lien senior secured loan	SR +	4.75%	02/2029	17,028	16,812	13,622	0.2%
RealPage, Inc.(9)(22)	First lien senior secured loan	SR +	3.00%	04/2028	14,131	14,117	13,810	0.2%
RealPage, Inc.(9)(22)	Second lien senior secured loan	SR +	6.50%	04/2029	27,500	27,167	26,559	0.4%
Wrench Group LLC(10)	First lien senior secured loan	SR +	4.50%	04/2026	17,000	16,690	16,830	0.3%
Wrench Group LLC(10)(22)	First lien senior secured loan	SR +	4.00%	04/2026	10,491	10,374	10,364	0.2%
					278,636	275,519	268,664	4.1%
Business services
Access CIG, LLC(9)	Second lien senior secured loan	SR +	7.75%	02/2026	$2,385	$2,381	$2,379	0.0%
BrightView Landscapes, LLC(10)(22)	First lien senior secured loan	SR +	3.25%	04/2029	9,306	9,004	9,149	0.1%
Capstone Acquisition Holdings, Inc.(9)	First lien senior secured loan	SR +	4.75%	11/2027	9,949	9,878	9,924	0.1%
ConnectWise, LLC(6)(22)	First lien senior secured loan	L +	3.50%	09/2028	29,851	29,909	29,013	0.4%
CoolSys, Inc.(10)(22)	First lien senior secured loan	SR +	4.75%	08/2028	7,534	6,997	6,897	0.1%
CoolSys, Inc.(10)(17)(19)(22)	First lien senior secured delayed draw term loan	SR +	4.75%	08/2023	640	539	521	0.0%
CoreTrust Purchasing Group LLC(9)	First lien senior secured loan	SR +	6.75%	10/2029	96,906	95,114	95,937	1.4%
CoreTrust Purchasing Group LLC(9)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.75%	09/2024	—	(63)	—	0.0%
CoreTrust Purchasing Group LLC(9)(17)(18)	First lien senior secured revolving loan	SR +	6.75%	10/2029	—	(240)	(142)	0.0%
Denali BuyerCo, LLC (dba Summit Companies)(7)	First lien senior secured loan	L +	5.75%	09/2028	198,751	196,063	197,758	2.9%
Denali BuyerCo, LLC (dba Summit Companies)(7)(17)(18)	First lien senior secured revolving loan	L +	5.75%	09/2027	—	(90)	(50)	0.0%
Diamondback Acquisition, Inc. (dba Sphera)(9)	First lien senior secured loan	SR +	5.50%	09/2028	47,108	46,362	46,402	0.7%
Diamondback Acquisition, Inc. (dba Sphera)(9)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.50%	09/2023	—	(71)	(48)	0.0%
Entertainment Benefits Group, LLC(9)	First lien senior secured loan	SR +	4.75%	05/2028	74,646	74,022	74,646	1.1%
Entertainment Benefits Group, LLC(9)(17)	First lien senior secured revolving loan	SR +	4.75%	04/2027	1,933	1,845	1,933	0.0%
Fullsteam Operations, LLC(10)	First lien senior secured loan	SR +	7.50% (3.00% PIK)	10/2027	83,701	82,032	84,538	1.3%
Hercules Borrower, LLC (dba The Vincit Group)(10)	First lien senior secured loan	SR +	6.25%	12/2026	804	796	804	0.0%
Hercules Borrower, LLC (dba The Vincit Group)(10)	First lien senior secured loan	SR +	5.50%	12/2026	2,182	2,166	2,165	0.0%
Hercules Borrower, LLC (dba The Vincit Group)(10)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.50%	09/2023	13,033	12,930	12,935	0.2%
Hercules Borrower, LLC (dba The Vincit Group)(10)(17)	First lien senior secured revolving loan	SR +	6.25%	12/2026	10	9	10	0.0%
Hercules Buyer, LLC (dba The Vincit Group)(16)(28)	Unsecured notes		0.48% PIK	12/2029	24	24	27	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Kaseya Inc.(9)	First lien senior secured loan	SR +	6.25% (2.50% PIK)	06/2029	71,717	70,439	71,538	1.1%
Kaseya Inc.(9)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.25% (2.50% PIK)	06/2024	265	225	265	0.0%
Kaseya Inc.(9)(17)	First lien senior secured revolving loan	SR +	6.25% (2.50% PIK)	06/2029	1,085	1,011	1,075	0.0%
KPSKY Acquisition, Inc. (dba BluSky)(10)	First lien senior secured loan	SR +	5.50%	10/2028	83,782	82,437	82,525	1.2%
KPSKY Acquisition, Inc. (dba BluSky)(10)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.50%	06/2024	10,401	10,144	10,202	0.2%
Packers Holdings, LLC(9)(22)	First lien senior secured loan	SR +	3.25%	03/2028	25,987	25,873	17,926	0.3%
Ping Identity Holding Corp.(9)	First lien senior secured loan	SR +	7.00%	10/2029	21,818	21,514	21,600	0.3%
Ping Identity Holding Corp.(9)(17)(18)	First lien senior secured revolving loan	SR +	7.00%	10/2028	—	(29)	(22)	0.0%
					793,818	781,221	779,907	11.4%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(6)(22)	First lien senior secured loan	L +	4.00%	11/2027	$13,832	$13,615	$13,324	0.2%
Aruba Investments Holdings LLC (dba Angus Chemical Company)(6)	Second lien senior secured loan	L +	7.75%	11/2028	40,137	40,126	35,321	0.5%
Cyanco Intermediate 2 Corp.(9)	First lien senior secured loan	SR +	4.75%	07/2028	22,000	21,340	21,340	0.3%
Douglas Products and Packaging Company LLC(10)	First lien senior secured loan	SR +	7.00%	06/2025	24,310	24,115	24,188	0.4%
Douglas Products and Packaging Company LLC(15)(17)	First lien senior secured revolving loan	P +	6.00%	06/2025	320	295	304	0.0%
Gaylord Chemical Company, L.L.C.(10)	First lien senior secured loan	SR +	6.00%	03/2027	101,996	101,239	101,996	1.5%
Gaylord Chemical Company, L.L.C.(10)(17)(18)	First lien senior secured revolving loan	SR +	6.00%	03/2026	—	(24)	—	0.0%
Nouryon Finance B.V.(10)(22)(23)	First lien senior secured loan	SR +	4.00%	04/2028	3,000	2,993	2,969	0.0%
Nouryon Finance B.V.(10)(22)(23)	First lien senior secured loan	SR +	2.75%	10/2025	4,983	4,867	4,977	0.1%
Velocity HoldCo III Inc. (dba VelocityEHS)(10)	First lien senior secured loan	SR +	5.75%	04/2027	2,311	2,275	2,311	0.0%
Velocity HoldCo III Inc. (dba VelocityEHS)(9)(17)	First lien senior secured revolving loan	SR +	5.75%	04/2026	94	93	94	0.0%
					212,983	210,934	206,824	3.0%
Consumer products
ConAir Holdings LLC(7)	Second lien senior secured loan	L +	7.50%	05/2029	$32,500	$32,077	$30,550	0.5%
Foundation Consumer Brands, LLC(10)	First lien senior secured loan	SR +	6.25%	02/2027	48,041	48,051	48,041	0.7%
Foundation Consumer Brands, LLC(10)	First lien senior secured loan	SR +	6.25%	02/2027	60,000	58,204	60,000	0.9%
Lignetics Investment Corp.(10)	First lien senior secured loan	SR +	6.00%	11/2027	84,859	84,047	83,798	1.2%
Lignetics Investment Corp.(11)(17)	First lien senior secured revolving loan	SR +	6.00%	10/2026	11,088	10,993	10,945	0.2%
Olaplex, Inc.(9)(22)(23)	First lien senior secured loan	SR +	3.50%	02/2029	49,434	48,705	46,097	0.7%
SWK BUYER, Inc. (dba Stonewall Kitchen)(11)	First lien senior secured loan	SR +	5.25%	03/2029	59,374	58,381	56,999	0.9%

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
SWK BUYER, Inc. (dba Stonewall Kitchen)(11)(17)	First lien senior secured revolving loan	SR +	5.25%	03/2029	5,161	5,070	4,937	0.1%
					350,457	345,528	341,367	5.2%
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging)(10)	First lien senior secured loan	SR +	6.40%	10/2028	$49,453	$49,057	$49,453	0.7%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(10)(17)(18)	First lien senior secured revolving loan	SR +	6.40%	09/2027	—	(36)	—	0.0%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(10)	First lien senior secured loan	SR +	6.40%	10/2028	30,540	29,984	30,540	0.5%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(10)	First lien senior secured loan	SR +	6.75%	09/2028	8,955	8,787	8,955	0.1%
Berlin Packaging L.L.C.(7)(22)	First lien senior secured loan	L +	3.75%	03/2028	14,933	14,584	14,663	0.2%
BW Holding, Inc.(10)	First lien senior secured loan	SR +	4.00%	12/2028	14,005	13,848	12,768	0.2%
Charter NEX US, Inc.(9)(22)	First lien senior secured loan	SR +	3.75%	12/2027	34,690	34,251	34,388	0.5%
Five Star Lower Holding LLC(11)(22)	First lien senior secured loan	SR +	4.25%	05/2029	21,711	21,448	21,377	0.3%
Fortis Solutions Group, LLC(10)	First lien senior secured loan	SR +	5.50%	10/2028	67,302	66,204	65,787	1.0%
Fortis Solutions Group, LLC(10)(17)	First lien senior secured revolving loan	SR +	5.50%	10/2027	900	803	748	0.0%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)	First lien senior secured loan	SR +	6.25%	05/2028	113,316	112,329	113,316	1.7%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(10)(17)	First lien senior secured revolving loan	SR +	6.25%	05/2028	2,117	2,013	2,117	0.0%
Pregis Topco LLC(9)(21)(22)	First lien senior secured loan	SR +	3.75%	07/2026	6,951	6,787	6,898	0.1%
Pregis Topco LLC(6)	Second lien senior secured loan	L +	6.75%	08/2029	30,000	30,000	29,850	0.4%
Pregis Topco LLC(6)	Second lien senior secured loan	L +	7.75%	08/2029	2,500	2,500	2,500	0.0%
Ring Container Technologies Group, LLC(9)(22)	First lien senior secured loan	SR +	3.50%	08/2028	16,168	16,124	16,084	0.2%
Tricorbraun Holdings, Inc.(9)(22)	First lien senior secured loan	SR +	3.25%	03/2028	17,463	17,077	16,978	0.3%
					431,004	425,760	426,422	6.2%
Distribution
ABB/Con-cise Optical Group LLC(10)	First lien senior secured loan	SR +	7.50%	02/2028	$33,223	$32,812	$32,476	0.5%
Aramsco, Inc.(9)	First lien senior secured loan	SR +	5.75%	08/2025	30,823	30,661	30,823	0.5%
Aramsco, Inc.(9)(17)(18)	First lien senior secured revolving loan	SR +	5.75%	08/2025	—	(15)	—	0.0%
Aramsco, Inc.(9)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	04/2024	2,205	2,142	2,205	0.0%
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(9)(22)	First lien senior secured loan	SR +	4.75%	12/2028	54,992	54,452	54,794	0.8%
Dealer Tire, LLC(9)(22)	First lien senior secured loan	SR +	4.50%	12/2027	5,023	5,029	4,998	0.1%
Dealer Tire, LLC(16)(21)(22)	Unsecured notes		8.00%	02/2028	56,120	55,022	51,372	0.8%
Formerra, LLC(10)	First lien senior secured loan	SR +	7.25%	11/2028	5,237	5,080	5,119	0.1%
Formerra, LLC(10)(17)(19)	First lien senior secured delayed draw term loan	SR +	7.25%	11/2023	157	151	153	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Formerra, LLC(10)(17)	First lien senior secured revolving loan	SR +	7.25%	11/2028	47	32	36	0.0%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(10)	First lien senior secured loan	SR +	6.25%	11/2025	1,285	1,275	1,285	0.0%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(10)	First lien senior secured loan	SR +	6.25%	11/2025	62,487	62,102	62,487	0.9%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(10)	First lien senior secured loan	SR +	6.75%	11/2025	1,942	1,926	1,942	0.0%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(10)	First lien senior secured delayed draw term loan	SR +	6.25%	11/2025	36,417	36,167	36,417	0.5%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(10)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.75%	12/2023	1,046	980	1,046	0.0%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(10)(17)	First lien senior secured revolving loan	SR +	6.25%	11/2024	9	8	9	0.0%
SRS Distribution, Inc.(6)(22)	First lien senior secured loan	L +	3.50%	06/2028	24,017	23,796	23,317	0.4%
White Cap Supply Holdings, LLC(9)(22)	First lien senior secured loan	SR +	3.75%	10/2027	16,542	16,103	16,372	0.2%
					331,572	327,723	324,851	4.8%
Education
CIG Emerald Holding LLC(9)(23)	First lien senior secured loan	SR +	5.50%	06/2027	$76,000	$75,225	$75,810	1.1%
Community Brands ParentCo, LLC(9)	First lien senior secured loan	SR +	5.50%	02/2028	31,477	30,968	31,162	0.5%
Community Brands ParentCo, LLC(9)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.50%	02/2024	—	(29)	—	0.0%
Community Brands ParentCo, LLC(9)(17)(18)	First lien senior secured revolving loan	SR +	5.50%	02/2028	—	(29)	(19)	0.0%
Severin Acquisition, LLC (dba Powerschool)(10)(22)	First lien senior secured loan	SR +	3.00%	08/2025	14,781	14,769	14,766	0.2%
Sophia, L.P.(9)	First lien senior secured loan	SR +	4.25%	10/2027	15,037	14,914	14,999	0.2%
Pluralsight, LLC(10)	First lien senior secured loan	SR +	8.00%	04/2027	6,255	6,209	6,161	0.1%
Pluralsight, LLC(10)(17)	First lien senior secured revolving loan	SR +	8.00%	04/2027	196	194	190	0.0%
Renaissance Learning, Inc.(10)(22)	First lien senior secured loan	SR +	4.75%	05/2025	20,000	19,455	19,726	0.3%
					163,746	161,676	162,795	2.4%
Energy equipment and services
Pike Corp.(9)(22)	First lien senior secured loan	SR +	3.00%	01/2028	$5,991	$5,977	$5,960	0.1%
					5,991	5,977	5,960	0.1%
Financial services
Acuris Finance US, Inc. (ION Analytics) (10)(22)	First lien senior secured loan	SR +	4.00%	02/2028	$10,500	$10,435	$10,354	0.2%
Adenza Group, Inc.(9)	First lien senior secured loan	SR +	5.75%	12/2027	34,654	34,391	34,654	0.5%
Adenza Group, Inc.(9)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	07/2023	—	(7)	—	0.0%
Adenza Group, Inc.(9)(17)(18)	First lien senior secured revolving loan	SR +	5.75%	12/2025	—	(15)	—	0.0%
BTRS Holdings Inc. (dba Billtrust)(10)	First lien senior secured loan	SR +	8.00%	12/2028	10,850	10,545	10,633	0.2%

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
BTRS Holdings Inc. (dba Billtrust)(10)(17)(19)	First lien senior secured delayed draw term loan	SR +	8.00%	12/2024	221	221	202	0.0%
BTRS Holdings Inc. (dba Billtrust)(9)(17)	First lien senior secured revolving loan	SR +	7.25%	12/2028	405	373	382	0.0%
Computer Services, Inc. (dba CSI)(10)	First lien senior secured loan	SR +	6.75%	11/2029	30,424	29,853	30,043	0.4%
Deerfield Dakota Holdings(10)(22)	First lien senior secured loan	SR +	3.75%	04/2027	7,959	7,726	7,709	0.1%
Muine Gall, LLC(8)(23)(27)	First lien senior secured loan	L +	7.00% PIK	09/2026	47,857	48,154	47,498	0.7%
NMI Acquisitionco, Inc. (dba Network Merchants)(9)	First lien senior secured loan	SR +	5.75%	09/2025	5,643	5,609	5,600	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(9)	First lien senior secured loan	SR +	5.75%	09/2025	2,133	2,128	2,117	0.0%
NMI Acquisitionco, Inc. (dba Network Merchants)(9)	First lien senior secured loan	SR +	5.75%	09/2025	150	149	149	0.0%
NMI Acquisitionco, Inc. (dba Network Merchants)(9)	First lien senior secured loan	SR +	5.75%	09/2025	505	502	502	0.0%
NMI Acquisitionco, Inc. (dba Network Merchants)(9)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	10/2023	1,989	1,967	1,974	0.0%
NMI Acquisitionco, Inc. (dba Network Merchants)(9)(17)(18)	First lien senior secured revolving loan	SR +	5.75%	09/2025	—	(5)	(4)	0.0%
Smarsh Inc.(11)	First lien senior secured loan	SR +	6.50%	02/2029	83,048	82,340	82,632	1.2%
Smarsh Inc.(11)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.50%	02/2024	10,381	10,203	10,329	0.2%
Smarsh Inc.(11)(17)(18)	First lien senior secured revolving loan	SR +	6.50%	02/2029	—	(7)	(4)	0.0%
					246,719	244,562	244,770	3.6%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(10)(22)	First lien senior secured loan	SR +	4.00%	09/2028	$13,790	$13,678	$13,587	0.2%
Balrog Acquisition, Inc. (dba BakeMark)(10)	Second lien senior secured loan	SR +	7.00%	09/2029	6,000	5,958	5,940	0.1%
CFS Brands, LLC(9)	First lien senior secured loan	SR +	3.00%	03/2025	44,071	43,132	41,648	0.6%
Dessert Holdings(7)	First lien senior secured loan	L +	4.00%	06/2028	19,699	19,619	18,025	0.3%
Hissho Sushi Merger Sub LLC(10)	First lien senior secured loan	SR +	5.50%	05/2028	112,549	111,591	112,549	1.7%
Hissho Sushi Merger Sub LLC(10)(17)	First lien senior secured revolving loan	SR +	5.50%	05/2028	583	512	583	0.0%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(9)	First lien senior secured loan	SR +	6.25%	03/2027	275,000	270,978	270,189	4.0%
KBP Brands, LLC(10)	First lien senior secured loan	SR +	7.00% (1.50% PIK)	05/2027	14,673	14,527	14,416	0.2%
KBP Brands, LLC(10)(17)(19)	First lien senior secured delayed draw term loan	SR +	7.00% (1.50% PIK)	12/2023	33,554	33,232	32,954	0.5%
Naked Juice LLC (dba Tropicana)(10)(22)	First lien senior secured loan	SR +	3.25%	01/2029	14,230	14,207	13,209	0.2%
Ole Smoky Distillery, LLC(9)	First lien senior secured loan	SR +	5.00%	03/2028	24,784	24,373	24,412	0.4%
Ole Smoky Distillery, LLC(9)(17)(18)	First lien senior secured revolving loan	SR +	5.00%	03/2028	—	(52)	(50)	0.0%
Pegasus BidCo B.V.(10)(23)	First lien senior secured loan	SR +	4.25%	07/2029	10,448	10,353	10,395	0.2%

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Shearer's Foods, LLC(9)(22)	First lien senior secured loan	SR +	3.50%	09/2027	39,365	39,364	38,826	0.6%
Sovos Brands Intermediate, Inc.(7)(22)	First lien senior secured loan	L +	3.50%	06/2028	10,145	10,137	10,018	0.1%
Ultimate Baked Goods Midco, LLC(9)	First lien senior secured loan	SR +	6.25%	08/2027	16,253	15,952	16,049	0.2%
Ultimate Baked Goods Midco, LLC(9)(17)(18)	First lien senior secured revolving loan	SR +	6.25%	08/2027	—	(34)	(25)	0.0%
					635,144	627,527	622,725	9.3%
Healthcare equipment and services
Canadian Hospital Specialties Ltd.(12)(23)	First lien senior secured loan	C +	4.50%	04/2028	$3,709	$3,875	$3,636	0.0%
Canadian Hospital Specialties Ltd.(15)(17)(23)	First lien senior secured revolving loan	P +	3.50%	04/2027	164	171	146	0.0%
Confluent Medical Technologies, Inc.(10)	First lien senior secured loan	SR +	3.75%	02/2029	24,850	24,745	24,477	0.4%
Confluent Medical Technologies, Inc.(10)	Second lien senior secured loan	SR +	6.50%	02/2030	46,000	45,194	45,195	0.7%
Dermatology Intermediate Holdings III, Inc.(10)(22)	First lien senior secured loan	SR +	4.25%	03/2029	13,038	12,813	12,868	0.2%
Dermatology Intermediate Holdings III, Inc.(10)(17)(19)(22)	First lien senior secured delayed draw term loan	SR +	4.25%	04/2024	2,426	2,363	2,394	0.0%
CSC MKG Topco LLC. (dba Medical Knowledge Group)(9)	First lien senior secured loan	SR +	5.75%	02/2029	97,220	95,583	95,762	1.4%
CSC MKG Topco LLC. (dba Medical Knowledge Group)(10)	First lien senior secured loan	SR +	5.75%	02/2029	3,069	2,980	3,023	0.0%
Medline Borrower, LP(9)(22)	First lien senior secured loan	SR +	3.25%	10/2028	24,688	24,591	24,386	0.4%
Medline Borrower, LP(9)(17)(18)	First lien senior secured revolving loan	SR +	3.25%	10/2026	—	(29)	(56)	0.0%
Natus Medical Inc.(10)	First lien senior secured loan	SR +	5.50%	07/2029	498	466	473	0.0%
Packaging Coordinators Midco, Inc.(7)(22)	First lien senior secured loan	L +	3.50%	11/2027	4,738	4,660	4,663	0.1%
Packaging Coordinators Midco, Inc.(7)	Second lien senior secured loan	L +	7.00%	12/2029	53,918	52,470	52,031	0.8%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(10)(23)	First lien senior secured loan	SR +	6.75%	01/2028	50,645	50,035	50,013	0.7%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(10)(17)(18)(23)	First lien senior secured revolving loan	SR +	6.75%	01/2026	—	(1)	(1)	0.0%
PERKINELMER U.S. LLC(10)	First lien senior secured loan	SR +	6.75%	03/2029	78,094	76,589	76,728	1.1%
Rhea Parent, Inc.(10)	First lien senior secured loan	SR +	5.75%	02/2029	76,990	75,684	76,220	1.1%
Zest Acquisition Corp.(9)(21)(22)	First lien senior secured loan	SR +	5.50%	02/2028	11,844	11,316	11,356	0.2%
					491,891	483,505	483,314	7.1%
Healthcare providers and services
BELMONT BUYER, INC. (dba Valenz)(10)	First lien senior secured loan	SR +	6.50%	06/2029	$56,301	$55,178	$55,175	0.8%
BELMONT BUYER, INC. (dba Valenz)(10)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.50%	12/2024	—	(99)	(66)	0.0%
BELMONT BUYER, INC. (dba Valenz)(10)(17)	First lien senior secured revolving loan	SR +	6.50%	06/2029	725	592	592	0.0%
Covetrus, Inc.(10)(22)	First lien senior secured loan	SR +	5.00%	10/2029	10,464	9,932	9,723	0.1%
Covetrus Inc.(10)	Second lien senior secured loan	SR +	9.25%	10/2030	160,000	156,906	154,800	2.3%

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Ex Vivo Parent Inc. (dba OB Hospitalist)(7)	First lien senior secured loan	L +	9.75% PIK	09/2028	32,720	32,220	31,902	0.5%
Engage Debtco Ltd.(10)(23)	First lien senior secured loan	SR +	5.90%	07/2029	60,833	59,470	59,768	0.9%
Engage Debtco Ltd.(10)(23)	First lien senior secured loan	SR +	5.90%	07/2029	30,367	29,506	30,139	0.5%
Engage Debtco Ltd.(10)(23)	First lien senior secured delayed draw term loan	SR +	5.75%	07/2029	19,750	19,320	19,405	0.3%
HAH Group Holding Company LLC (dba Help at Home)(10)	First lien senior secured delayed draw term loan	SR +	5.00%	10/2027	8,986	8,733	8,761	0.1%
MJH Healthcare Holdings, LLC(9)	First lien senior secured loan	SR +	3.50%	01/2029	19,750	19,684	19,553	0.3%
Natural Partners, LLC(10)(23)	First lien senior secured loan	SR +	6.00%	11/2027	68,333	67,232	67,650	1.0%
Natural Partners, LLC(10)(17)(18)(23)	First lien senior secured revolving loan	SR +	6.00%	11/2027	—	(78)	(51)	0.0%
OB Hospitalist Group, Inc.(9)	First lien senior secured loan	SR +	5.50%	09/2027	60,730	59,814	59,667	0.9%
OB Hospitalist Group, Inc.(10)(17)	First lien senior secured revolving loan	SR +	5.50%	09/2027	3,517	3,404	3,377	0.1%
OneOncology LLC(10)	First lien senior secured loan	SR +	6.25%	06/2030	71,345	70,281	70,211	1.0%
OneOncology LLC(10)(17)(18)	First lien senior secured revolving loan	SR +	6.25%	06/2029	—	(212)	(227)	0.0%
OneOncology LLC(10)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.25%	12/2024	—	(166)	(91)	0.0%
Pacific BidCo Inc.(10)(23)	First lien senior secured loan	SR +	5.75%	08/2029	161,148	157,498	158,731	2.4%
Pacific BidCo Inc.(10)(17)(18)(19)(23)	First lien senior secured delayed draw term loan	SR +	5.75%	08/2025	—	(195)	(45)	0.0%
Phoenix Newco, Inc. (dba Parexel)(9)(22)	First lien senior secured loan	SR +	3.25%	11/2028	19,750	19,671	19,572	0.3%
Phoenix Newco, Inc. (dba Parexel)(9)	Second lien senior secured loan	SR +	6.50%	11/2029	140,000	138,765	138,950	2.1%
Physician Partners, LLC(10)(22)	First lien senior secured loan	SR +	4.00%	12/2028	12,813	12,706	12,012	0.2%
Plasma Buyer LLC (dba Pathgroup)(10)	First lien senior secured loan	SR +	5.75%	05/2029	109,306	107,390	106,573	1.6%
Plasma Buyer LLC (dba Pathgroup)(10)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	05/2024	—	(239)	(428)	0.0%
Plasma Buyer LLC (dba Pathgroup)(10)(17)(18)	First lien senior secured revolving loan	SR +	5.75%	05/2028	—	(198)	(306)	0.0%
Pediatric Associates Holding Company, LLC(9)(22)	First lien senior secured loan	SR +	3.25%	12/2028	19,750	19,679	19,282	0.3%
Pediatric Associates Holding Company, LLC(9)	First lien senior secured loan	SR +	4.50%	12/2028	25,000	24,014	24,875	0.4%
Pediatric Associates Holding Company, LLC(9)(17)(19)(22)	First lien senior secured delayed draw term loan	SR +	3.25%	02/2024	2,991	2,981	2,911	0.0%
PPV Intermediate Holdings, LLC(10)	First lien senior secured loan	SR +	5.75%	08/2029	163,397	160,454	161,354	2.4%
PPV Intermediate Holdings, LLC(10)(17)(18)	First lien senior secured revolving loan	SR +	5.75%	08/2029	—	(209)	(148)	0.0%
TC Holdings, LLC (dba TrialCard)(11)	First lien senior secured loan	SR +	5.00%	04/2027	64,085	63,577	64,085	1.0%

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
TC Holdings, LLC (dba TrialCard)(11)(17)(18)	First lien senior secured revolving loan	SR +	5.00%	04/2027	—	(59)	—	0.0%
Tivity Health, Inc.(10)	First lien senior secured loan	SR +	6.00%	06/2029	150,860	147,505	149,729	2.2%
Unified Women's Healthcare, LP(9)	First lien senior secured loan	SR +	5.25%	06/2029	82,955	82,405	82,955	1.2%
Unified Women's Healthcare, LP(9)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.25%	06/2024	—	(2)	—	0.0%
Unified Women's Healthcare, LP(9)(17)(18)	First lien senior secured revolving loan	SR +	5.25%	06/2029	—	(52)	—	0.0%
Quva Pharma, Inc. (9)	First lien senior secured loan	SR +	5.50%	04/2028	4,466	4,367	4,399	0.1%
Quva Pharma, Inc. (9)(17)	First lien senior secured revolving loan	SR +	5.50%	04/2026	209	202	202	0.0%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(9)	First lien senior secured loan	SR +	5.50%	03/2025	119,988	119,988	119,088	1.8%
Vermont Aus Pty Ltd.(10)(23)	First lien senior secured loan	SR +	5.50%	03/2028	53,819	52,708	53,011	0.8%
					1,734,358	1,704,673	1,707,090	25.6%
Healthcare technology
Athenahealth Group Inc.(9)(22)	First lien senior secured loan	SR +	3.50%	02/2029	$29,485	$29,103	$28,344	0.4%
Athenahealth Group Inc.(9)(17)(18)(19)(22)	First lien senior secured delayed draw term loan	SR +	3.50%	08/2023	—	(39)	(122)	0.0%
BCPE Osprey Buyer, Inc. (dba PartsSource)(7)	First lien senior secured loan	L +	5.75%	08/2028	53,496	52,825	52,560	0.8%
BCPE Osprey Buyer, Inc. (dba PartsSource)(7)(17)(18)(19)	First lien senior secured delayed draw term loan	L +	5.75%	08/2023	—	(173)	(194)	0.0%
BCPE Osprey Buyer, Inc. (dba PartsSource)(7)(17)	First lien senior secured revolving loan	L +	5.75%	08/2026	1,759	1,712	1,677	0.0%
Bracket Intermediate Holding Corp.(10)	First lien senior secured loan	SR +	5.00%	05/2028	50,000	48,537	49,000	0.7%
Color Intermediate, LLC (dba ClaimsXten)(9)	First lien senior secured loan	SR +	5.50%	10/2029	9,211	9,041	9,096	0.1%
IMO Investor Holdings, Inc.(10)	First lien senior secured loan	SR +	6.00%	05/2029	20,690	20,327	20,534	0.3%
IMO Investor Holdings, Inc.(11)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.00%	05/2024	1,337	1,282	1,327	0.0%
IMO Investor Holdings, Inc.(10)(17)(18)	First lien senior secured revolving loan	SR +	6.00%	05/2028	—	(40)	(19)	0.0%
Interoperability Bidco, Inc. (dba Lyniate)(10)	First lien senior secured loan	SR +	7.00%	12/2026	75,565	75,194	74,809	1.1%
Interoperability Bidco, Inc. (dba Lyniate)(10)(17)	First lien senior secured revolving loan	SR +	7.00%	12/2024	1,805	1,762	1,745	0.0%
GHX Ultimate Parent Corporation(10)(22)	First lien senior secured loan	SR +	4.75%	06/2027	12,500	12,197	12,508	0.2%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)	First lien senior secured loan	SR +	5.75%	10/2028	20,712	20,378	20,349	0.3%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	03/2024	2,382	2,281	2,283	0.0%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)(17)	First lien senior secured revolving loan	SR +	5.75%	10/2027	669	645	640	0.0%
Imprivata, Inc.(9)(22)	First lien senior secured loan	SR +	4.25%	12/2027	10,503	10,213	10,340	0.2%

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Imprivata, Inc.(9)	Second lien senior secured loan	SR +	6.25%	12/2028	50,294	49,791	49,539	0.7%
Ocala Bidco, Inc.(7)	First lien senior secured loan	L +	6.25% (2.75% PIK)	11/2028	82,636	81,029	81,190	1.2%
Ocala Bidco, Inc.(7)(17)(18)(19)	First lien senior secured delayed draw term loan	L +	5.75%	05/2024	—	(82)	(42)	0.0%
Ocala Bidco, Inc.(10)	Second lien senior secured loan	SR +	10.50% PIK	11/2033	46,052	45,343	45,591	0.7%
Intelerad Medical Systems Inc.(10)(23)	First lien senior secured loan	SR +	6.50%	08/2026	29,929	29,663	29,555	0.4%
Intelerad Medical Systems Inc.(10)(17)(23)	First lien senior secured revolving loan	SR +	6.50%	08/2026	899	886	874	0.0%
PointClickCare Technologies Inc.(10)(23)	First lien senior secured loan	SR +	4.00%	12/2027	19,750	19,509	19,750	0.3%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(9)(22)	First lien senior secured loan	SR +	3.25%	03/2028	14,323	13,889	13,983	0.2%
Zelis Cost Management Buyer, Inc.(6)(22)	First lien senior secured loan	L +	3.50%	09/2026	4,875	4,844	4,867	0.1%
					538,872	530,117	530,184	7.7%
Household products
Aptive Environmental, LLC(16)	First lien senior secured loan		12.00% (6.00% PIK)	01/2026	$8,821	$7,630	$8,314	0.1%
Home Service TopCo IV, Inc.(9)	First lien senior secured loan	SR +	6.00%	12/2027	36,471	36,110	36,107	0.5%
Home Service TopCo IV, Inc.(17)(18)	First lien senior secured revolving loan	SR +	6.00%	12/2027	—	(33)	(34)	0.0%
Home Service TopCo IV, Inc.(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.00%	12/2024	—	(42)	(42)	0.0%
Mario Purchaser, LLC (dba Len the Plumber)(9)	First lien senior secured loan	SR +	5.75%	04/2029	75,522	74,206	75,144	1.1%
Mario Purchaser, LLC (dba Len the Plumber)(9)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	04/2024	18,382	17,881	18,290	0.3%
Mario Purchaser, LLC (dba Len the Plumber)(9)(17)(18)	First lien senior secured revolving loan	SR +	5.75%	04/2028	—	(129)	(40)	0.0%
Mario Midco Holdings, Inc. (dba Len the Plumber)(9)	Unsecured facility	SR +	10.75% PIK	04/2032	25,687	25,075	25,494	0.4%
Simplisafe Holding Corporation(9)	First lien senior secured loan	SR +	6.25%	05/2028	127,111	124,965	126,158	1.9%
Simplisafe Holding Corporation(9)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.25%	05/2024	—	(129)	—	0.0%
Southern Air & Heat Holdings, LLC(10)	First lien senior secured loan	SR +	4.50%	10/2027	1,074	1,062	1,063	0.0%
Southern Air & Heat Holdings, LLC(8)	First lien senior secured delayed draw term loan	L +	4.50%	10/2027	1,120	1,108	1,106	0.0%
Southern Air & Heat Holdings, LLC(10)(17)	First lien senior secured revolving loan	SR +	4.50%	10/2027	79	76	76	0.0%
Walker Edison Furniture Company LLC(9)(26)(32)	First lien senior secured revolving loan	SR +	6.25% PIK	03/2027	1,333	1,333	1,333	0.0%
Walker Edison Furniture Company LLC(9)(26)(32)	First lien senior secured loan	SR +	6.75% PIK	03/2027	2,623	2,451	2,571	0.0%
Walker Edison Furniture Company LLC(9)(17)(19)(26)(32)	First lien senior secured delayed draw term loan	SR +	6.75% PIK	03/2027	67	67	67	0.0%
					298,290	291,631	295,607	4.3%
Human resource support services

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Cornerstone OnDemand, Inc.(10)(21)(22)	First lien senior secured loan	SR +	3.75%	10/2028	$19,750	$19,672	$18,379	0.3%
Cornerstone OnDemand, Inc.(10)	Second lien senior secured loan	SR +	6.50%	10/2029	44,583	44,022	41,908	0.6%
IG Investments Holdings, LLC (dba Insight Global)(10)	First lien senior secured loan	SR +	6.00%	09/2028	47,789	47,044	47,430	0.7%
IG Investments Holdings, LLC (dba Insight Global)(10)(17)(18)	First lien senior secured revolving loan	SR +	6.00%	09/2027	—	(51)	(27)	0.0%
					112,122	110,687	107,690	1.6%
Infrastructure and environmental services
Aegion Corp.(9)(21)(22)	First lien senior secured loan	SR +	4.75%	05/2028	$4,912	$4,895	$4,757	0.1%
GI Apple Midco LLC (dba Atlas Technical Consultants)(9)(17)	First lien senior secured revolving loan	SR +	6.75%	04/2029	3,166	2,952	2,940	0.0%
GI Apple Midco LLC (dba Atlas Technical Consultants)(9)	First lien senior secured loan	SR +	6.75%	04/2030	72,824	71,395	71,338	1.1%
GI Apple Midco LLC (dba Atlas Technical Consultants)(9)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.75%	04/2025	—	(115)	(85)	0.0%
The Goldfield Corp.(9)	First lien senior secured loan	SR +	6.25%	12/2026	990	974	983	0.0%
Osmose Utilities Services, Inc.(9)(22)	First lien senior secured loan	SR +	3.25%	06/2028	16,714	16,623	16,354	0.2%
USIC Holdings, Inc.(6)(22)	First lien senior secured loan	L +	3.50%	05/2028	11,877	11,583	11,224	0.2%
USIC Holdings, Inc.(6)(21)	Second lien senior secured loan	L +	6.50%	05/2029	39,691	39,493	36,218	0.5%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(10)	First lien senior secured loan	SR +	5.25%	03/2028	32,284	31,752	31,880	0.5%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(10)(17)	First lien senior secured revolving loan	SR +	5.25%	03/2028	881	797	814	0.0%
					183,339	180,349	176,423	2.6%
Insurance
Acrisure, LLC(10)(22)	First lien senior secured loan	SR +	5.75%	02/2027	$53,260	$52,479	$53,393	0.8%
Acrisure, LLC(6)(22)	First lien senior secured loan	L +	3.50%	02/2027	8,683	8,235	8,413	0.1%
Acrisure, LLC(6)(22)	First lien senior secured loan	L +	4.25%	02/2027	1,985	1,932	1,941	0.0%
Acrisure, LLC(6)(22)	First lien senior secured loan	L +	3.75%	02/2027	1,985	1,906	1,932	0.0%
Alera Group, Inc.(9)	First lien senior secured loan	SR +	6.00%	10/2028	149,232	146,640	149,232	2.2%
AmeriLife Holdings LLC(11)	First lien senior secured loan	SR +	5.75%	08/2029	129,531	127,166	128,236	1.9%
AmeriLife Holdings LLC(11)(17)	First lien senior secured revolving loan	SR +	5.75%	08/2028	2,712	2,432	2,549	0.0%
AmeriLife Holdings LLC(11)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	09/2024	21,588	21,109	21,372	0.3%
AssuredPartners, Inc.(9)(22)	First lien senior secured loan	SR +	3.50%	02/2027	7,840	7,840	7,755	0.1%
AssuredPartners, Inc.(9)(22)	First lien senior secured loan	SR +	3.50%	02/2027	24,688	24,641	24,441	0.4%
AssuredPartners, Inc.(9)(22)	First lien senior secured loan	SR +	4.25%	02/2027	4,963	4,811	4,947	0.1%
Asurion, LLC(7)(22)	First lien senior secured loan	L +	3.00%	11/2024	14,273	13,913	14,250	0.2%
Asurion, LLC(9)(22)	Second lien senior secured loan	SR +	5.25%	01/2029	154,017	150,611	128,805	1.9%

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Brightway Holdings, LLC(10)	First lien senior secured loan	SR +	6.50%	12/2027	17,671	17,496	17,318	0.3%
Brightway Holdings, LLC(10)(17)	First lien senior secured revolving loan	SR +	6.50%	12/2027	1,053	1,033	1,011	0.0%
Broadstreet Partners, Inc.(9)(22)	First lien senior secured loan	SR +	4.00%	01/2029	8,750	8,643	8,687	0.1%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(10)	First lien senior secured loan	SR +	7.50%	03/2029	909	887	891	0.0%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(10)(17)(18)	First lien senior secured revolving loan	SR +	7.50%	03/2029	—	(2)	(2)	0.0%
Evolution BuyerCo, Inc. (dba SIAA)(10)	First lien senior secured loan	SR +	6.25%	04/2028	26,204	25,951	25,942	0.4%
Evolution BuyerCo, Inc. (dba SIAA)(10)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.75%	12/2023	1,393	1,393	1,386	0.0%
Evolution BuyerCo, Inc. (dba SIAA)(10)(17)(18)	First lien senior secured revolving loan	SR +	6.25%	04/2027	—	(6)	(7)	0.0%
Hub International(9)(22)	First lien senior secured loan	SR +	4.25%	04/2025	10,000	9,900	10,018	0.1%
Hyperion Refinance S.a.r.l (dba Howden Group)(9)(23)	First lien senior secured loan	SR +	5.25%	11/2027	131,000	128,611	131,000	2.0%
IMA Financial Group, Inc.(9)	First lien senior secured loan	SR +	4.25%	11/2028	10,000	9,754	9,750	0.1%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(9)	First lien senior secured loan	SR +	10.50% PIK	07/2030	13,022	12,858	12,957	0.2%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(9)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.25%	06/2024	1,956	1,863	1,947	0.0%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(9)	First lien senior secured loan	SR +	6.00%	11/2028	132,976	131,758	132,976	2.0%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(9)	First lien senior secured delayed draw term loan	SR +	6.00%	11/2028	69,011	68,417	69,011	1.0%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(9)(17)(18)	First lien senior secured revolving loan	SR +	6.00%	11/2027	—	(19)	—	0.0%
PCF Midco II, LLC (dba PCF Insurance Services)(16)	First lien senior secured loan		9.00% PIK	10/2031	51,508	47,736	47,259	0.7%
Tempo Buyer Corp. (dba Global Claims Services)(10)	First lien senior secured loan	SR +	5.50%	08/2028	35,976	35,409	35,436	0.5%
Tempo Buyer Corp. (dba Global Claims Services)(10)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.50%	08/2023	—	(76)	(52)	0.0%
Tempo Buyer Corp. (dba Global Claims Services)(15)(17)	First lien senior secured revolving loan	P +	4.25%	08/2027	1,960	1,889	1,883	0.0%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(10)	First lien senior secured loan	SR +	5.75%	07/2027	14,829	14,613	14,680	0.2%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(10)(17)(18)	First lien senior secured revolving loan	SR +	5.75%	07/2027	—	(15)	(11)	0.0%
Summit Acquisition Inc. (dba K2 Insurance Services)(10)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.75%	11/2024	—	(180)	(184)	0.0%
Summit Acquisition Inc. (dba K2 Insurance Services)(10)(17)(18)	First lien senior secured revolving loan	SR +	6.75%	05/2029	—	(179)	(184)	0.0%
Summit Acquisition Inc. (dba K2 Insurance Services)(10)	First lien senior secured loan	SR +	6.75%	05/2030	50,600	49,105	49,082	0.7%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(9)	First lien senior secured loan	SR +	5.25%	12/2028	32,538	32,093	32,376	0.5%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(15)(17)	First lien senior secured revolving loan	P +	4.25%	12/2027	1,878	1,840	1,861	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
					1,187,991	1,164,487	1,152,297	16.8%
Internet software and services
Anaplan, Inc.(9)	First lien senior secured loan	SR +	6.50%	06/2029	$229,639	$227,620	$229,639	3.4%
Anaplan, Inc.(9)(17)(18)	First lien senior secured revolving loan	SR +	6.50%	06/2028	—	(137)	—	0.0%
Appfire Technologies, LLC(10)	First lien senior secured loan	SR +	5.50%	03/2027	4,017	3,993	3,997	0.1%
Appfire Technologies, LLC(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.50%	06/2024	—	(110)	—	0.0%
Appfire Technologies, LLC(10)(17)(18)	First lien senior secured revolving loan	SR +	5.50%	03/2027	—	(19)	(8)	0.0%
Avalara, Inc.(10)	First lien senior secured loan	SR +	7.25%	10/2028	70,455	69,488	70,102	1.0%
Avalara, Inc.(10)(17)(18)	First lien senior secured revolving loan	SR +	7.25%	10/2028	—	(93)	(35)	0.0%
Armstrong Bidco Ltd. (dba The Access Group)(14)(23)	First lien senior secured loan	SA +	5.25%	06/2029	33,780	31,961	33,527	0.5%
Armstrong Bidco Ltd. (dba The Access Group)(14)(17)(19)(23)	First lien senior secured delayed draw term loan	SA +	5.25%	06/2025	15,483	14,642	15,449	0.2%
Barracuda Parent, LLC(10)(22)	First lien senior secured loan	SR +	4.50%	08/2029	27,512	26,762	26,502	0.4%
Barracuda Parent, LLC(10)	Second lien senior secured loan	SR +	7.00%	08/2030	93,250	90,649	89,287	1.3%
Bayshore Intermediate #2, L.P. (dba Boomi)(7)	First lien senior secured loan	L +	7.50% PIK	10/2028	22,820	22,471	22,478	0.3%
Bayshore Intermediate #2, L.P. (dba Boomi)(10)(17)	First lien senior secured revolving loan	SR +	6.50%	10/2027	319	294	295	0.0%
BCPE Nucleon (DE) SPV, LP(8)(23)	First lien senior secured loan	L +	7.00%	09/2026	24,012	23,823	24,012	0.4%
BCTO BSI Buyer, Inc. (dba Buildertrend)(10)	First lien senior secured loan	SR +	8.00% PIK	12/2026	1,102	1,094	1,102	0.0%
BCTO BSI Buyer, Inc. (dba Buildertrend)(10)(17)(18)	First lien senior secured revolving loan	SR +	7.00%	12/2026	—	(1)	—	0.0%
Central Parent, Inc.(10)(22)	First lien senior secured loan	SR +	4.25%	07/2029	9,353	9,103	9,320	0.1%
CivicPlus, LLC(7)	First lien senior secured loan	L +	6.75% (2.50% PIK)	08/2027	27,889	27,672	27,889	0.4%
CivicPlus, LLC(6)(17)	First lien senior secured revolving loan	L +	6.00%	08/2027	404	387	404	0.0%
CP PIK Debt Issuer, LLC (dba CivicPlus, LLC)(11)	Unsecured notes	SR +	11.75% PIK	06/2034	15,719	15,350	15,641	0.2%
Coupa Holdings, LLC(9)	First lien senior secured loan	SR +	7.50%	02/2030	24,344	23,755	23,735	0.4%
Coupa Holdings, LLC(9)(17)(18)	First lien senior secured revolving loan	SR +	7.50%	02/2029	—	(39)	(42)	0.0%
Coupa Holdings, LLC(9)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	7.50%	08/2024	—	(26)	(27)	0.0%
Delta TopCo, Inc. (dba Infoblox, Inc.)(11)(22)	First lien senior secured loan	SR +	3.75%	12/2027	27,182	25,657	26,261	0.4%
Delta TopCo, Inc. (dba Infoblox, Inc.)(11)	Second lien senior secured loan	SR +	7.25%	12/2028	49,222	48,980	47,745	0.7%
EET Buyer, Inc. (dba e-Emphasys)(7)	First lien senior secured loan	L +	6.50%	11/2027	19,301	19,153	19,301	0.3%
EET Buyer, Inc. (dba e-Emphasys)(10)	First lien senior secured loan	SR +	6.50%	11/2027	17,189	16,938	17,189	0.3%

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
EET Buyer, Inc. (dba e-Emphasys)(7)(17)(18)	First lien senior secured revolving loan	L +	6.50%	11/2027	—	(35)	—	0.0%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(10)	First lien senior secured loan	SR +	5.50%	08/2027	8,221	8,070	7,727	0.1%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(10)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.50%	08/2023	1,850	1,810	1,697	0.0%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(9)(17)	First lien senior secured revolving loan	SR +	5.50%	08/2027	793	778	740	0.0%
Granicus, Inc.(10)	First lien senior secured loan	SR +	5.50%	01/2027	1,813	1,785	1,782	0.0%
Granicus, Inc.(10)(17)	First lien senior secured revolving loan	SR +	6.50%	01/2027	50	48	47	0.0%
Granicus, Inc.(10)	First lien senior secured delayed draw term loan	SR +	6.00%	01/2027	341	337	335	0.0%
Grayshift, LLC(9)(23)	First lien senior secured loan	SR +	8.00%	07/2028	115,122	113,134	112,820	1.7%
Grayshift, LLC(9)(17)(18)(23)	First lien senior secured revolving loan	SR +	8.00%	07/2028	—	(20)	(48)	0.0%
GS Acquisitionco, Inc. (dba insightsoftware)(10)	First lien senior secured loan	SR +	5.75%	05/2026	8,948	8,918	8,925	0.1%
Help/Systems Holdings, Inc.(10)(22)	First lien senior secured loan	SR +	4.00%	11/2026	64,202	63,914	58,424	0.9%
Help/Systems Holdings, Inc.(9)	Second lien senior secured loan	SR +	6.75%	11/2027	25,000	24,753	20,938	0.3%
Hyland Software, Inc.(6)(22)	First lien senior secured loan	L +	3.50%	07/2024	23,533	23,389	23,321	0.3%
Hyland Software, Inc.(6)(22)	Second lien senior secured loan	L +	6.25%	07/2025	60,517	60,318	57,945	0.9%
Ivanti Software, Inc.(7)	Second lien senior secured loan	L +	7.25%	12/2028	19,000	18,921	14,013	0.2%
MessageBird BidCo B.V.(9)(23)	First lien senior secured loan	SR +	6.75%	05/2027	2,917	2,872	2,888	0.0%
Ministry Brands Holdings, LLC.(9)	First lien senior secured loan	SR +	5.50%	12/2028	48,817	48,006	47,841	0.7%
Ministry Brands Holdings, LLC.(9)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.50%	12/2023	1,992	1,849	1,814	0.0%
Ministry Brands Holdings, LLC.(10)(17)	First lien senior secured revolving loan	SR +	5.50%	12/2027	1,740	1,669	1,645	0.0%
Mitnick Corporate Purchaser, Inc.(15)(17)(21)	First lien senior secured revolving loan	P +	2.50%	05/2027	2,500	2,506	2,500	0.0%
Oranje Holdco, Inc. (dba KnowBe4)(10)	First lien senior secured loan	SR +	7.75%	02/2029	81,182	80,023	79,964	1.2%
Oranje Holdco, Inc. (dba KnowBe4)(10)(17)(18)	First lien senior secured revolving loan	SR +	7.75%	02/2029	—	(142)	(152)	0.0%
QAD Inc.(9)	First lien senior secured loan	SR +	5.38%	11/2027	45,919	45,210	45,000	0.7%
QAD Inc.(9)(17)(18)	First lien senior secured revolving loan	SR +	5.38%	11/2027	—	(87)	(120)	0.0%
Quartz Acquireco, LLC (dba Qualtrics AcquireCo, LLC)(9)	First lien senior secured loan	SR +	3.50%	04/2030	10,000	9,903	9,900	0.1%
Perforce Software, Inc.(9)	First lien senior secured loan	SR +	4.50%	07/2026	14,850	14,569	14,293	0.2%
Proofpoint, Inc.(9)(22)	First lien senior secured loan	SR +	3.25%	08/2028	12,170	11,789	11,896	0.2%
Proofpoint, Inc.(9)	Second lien senior secured loan	SR +	6.25%	08/2029	7,500	7,469	7,256	0.1%

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Sailpoint Technologies Holdings, Inc.(9)	First lien senior secured loan	SR +	6.25%	08/2029	59,880	58,729	59,131	0.9%
Sailpoint Technologies Holdings, Inc.(9)(17)(18)	First lien senior secured revolving loan	SR +	6.25%	08/2028	—	(98)	(71)	0.0%
Securonix, Inc.(10)	First lien senior secured loan	SR +	6.50%	04/2028	29,661	29,413	28,623	0.4%
Securonix, Inc.(10)(17)(18)	First lien senior secured revolving loan	SR +	6.50%	04/2028	—	(42)	(187)	0.0%
Sedgwick Claims Management Services, Inc.(9)(21)(22)	First lien senior secured loan	SR +	3.75%	02/2028	9,975	9,782	9,905	0.1%
Sophos Holdings, LLC(9)(22)(23)	First lien senior secured loan	SR +	3.50%	03/2027	20,031	19,981	19,853	0.3%
Tahoe Finco, LLC(6)(23)	First lien senior secured loan	L +	6.00%	09/2028	83,721	83,051	82,884	1.2%
Tahoe Finco, LLC(6)(17)(18)(23)	First lien senior secured revolving loan	L +	6.00%	10/2027	—	(45)	(63)	0.0%
Thunder Purchaser, Inc. (dba Vector Solutions)(10)	First lien senior secured loan	SR +	5.75%	06/2028	11,881	11,791	11,792	0.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(10)(17)	First lien senior secured revolving loan	SR +	5.75%	06/2027	602	597	597	0.0%
Thunder Purchaser, Inc. (dba Vector Solutions)(10)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	08/2023	728	721	722	0.0%
When I Work, Inc.(7)	First lien senior secured loan	L +	7.00% PIK	11/2027	24,241	24,070	23,817	0.4%
When I Work, Inc.(7)(17)(18)	First lien senior secured revolving loan	L +	6.00%	11/2027	—	(30)	(73)	0.0%
Zendesk, Inc.(10)	First lien senior secured loan	SR +	7.00% (3.50% PIK)	11/2028	121,372	119,153	119,248	1.8%
Zendesk, Inc.(10)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.50%	11/2024	—	(1,006)	(226)	0.0%
Zendesk, Inc.(10)(17)(18)	First lien senior secured revolving loan	SR +	6.50%	11/2028	—	(223)	(217)	0.0%
					1,634,061	1,606,967	1,592,889	23.3%
Leisure and entertainment
Troon Golf, L.L.C.(10)	First lien senior secured loan	SR +	5.75%	08/2027	$92,939	$92,599	$92,474	1.4%
Troon Golf, L.L.C.(10)(17)(18)	First lien senior secured revolving loan	SR +	5.75%	08/2026	—	(22)	(36)	0.0%
Troon Golf, L.L.C.(10)	First lien senior secured delayed draw term loan	SR +	5.75%	08/2027	49,650	49,039	49,402	0.7%
					142,589	141,616	141,840	2.1%
Manufacturing
ACR Group Borrower, LLC(10)	First lien senior secured loan	SR +	6.00%	03/2028	$4,043	$4,000	$3,972	0.1%
ACR Group Borrower, LLC(10)	First lien senior secured loan	SR +	6.00%	03/2028	868	857	868	0.0%
ACR Group Borrower, LLC(7)(17)	First lien senior secured revolving loan	L +	4.50%	03/2026	630	623	615	0.0%
BCPE Watson (DE) ORML, LP(11)(23)(27)	First lien senior secured loan	SR +	6.50%	07/2028	101,500	100,615	100,993	1.5%
EMRLD Borrower LP (dba Emerson Climate Technologies, Inc.)(10)(22)	First lien senior secured loan	SR +	3.00%	05/2030	10,743	10,638	10,733	0.2%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(22)	First lien senior secured loan	L +	3.50%	05/2028	9,900	9,846	9,694	0.1%

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Engineered Machinery Holdings, Inc. (dba Duravant)(7)	Second lien senior secured loan	L +	6.50%	05/2029	37,181	37,034	36,716	0.5%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)	Second lien senior secured loan	L +	6.00%	05/2029	19,160	19,118	18,873	0.3%
Filtration Group Corporation(9)(22)	First lien senior secured loan	SR +	4.25%	10/2028	21,945	21,729	21,919	0.3%
Gloves Buyer, Inc. (dba Protective Industrial Products)(9)	First lien senior secured loan	SR +	4.00%	12/2027	18,681	18,368	18,541	0.3%
Gloves Buyer, Inc. (dba Protective Industrial Products)(9)	Second lien senior secured loan	SR +	8.25%	12/2028	11,728	11,472	11,553	0.2%
Helix Acquisition Holdings, Inc. (dba MW Industries)(9)	First lien senior secured loan	SR +	7.00%	03/2030	65,000	63,096	63,213	0.9%
Ideal Tridon Holdings, Inc.(9)(17)	First lien senior secured revolving loan	SR +	6.75%	04/2028	2,466	2,219	2,207	0.0%
Ideal Tridon Holdings, Inc.(10)	First lien senior secured loan	SR +	6.75%	04/2028	92,236	89,568	89,469	1.3%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(10)	First lien senior secured loan	SR +	6.00%	07/2027	86,610	85,945	86,176	1.3%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(10)	First lien senior secured loan	SR +	6.25%	07/2027	12,903	12,680	12,870	0.2%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(9)(17)	First lien senior secured revolving loan	SR +	6.00%	07/2027	929	904	911	0.0%
Pro Mach Group, Inc.(6)(22)	First lien senior secured loan	L +	4.00%	08/2028	30,473	30,319	30,373	0.5%
Sonny's Enterprises, LLC(10)	First lien senior secured loan	SR +	6.75%	08/2028	135,469	133,482	133,437	2.0%
Sonny's Enterprises, LLC(17)(18)	First lien senior secured revolving loan	SR +	6.75%	08/2027	—	(376)	(390)	0.0%
Sonny's Enterprises, LLC(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.75%	11/2024	—	(401)	(413)	0.0%
					662,465	651,736	652,330	9.7%
Professional services
Apex Group Treasury, LLC(10)(23)	First lien senior secured loan	SR +	5.00%	07/2028	$24,875	$23,490	$24,751	0.4%
Apex Group Treasury, LLC(7)(23)	Second lien senior secured loan	L +	6.75%	07/2029	11,618	11,452	11,415	0.2%
Apex Service Partners, LLC(10)	First lien senior secured loan	SR +	5.50%	07/2025	91,011	90,113	90,784	1.4%
Apex Service Partners, LLC(10)(17)(18)	First lien senior secured revolving loan	SR +	5.25%	07/2025	—	(44)	(12)	0.0%
Apex Service Partners Intermediate 2, LLC(16)	First lien senior secured loan		12.50% PIK	07/2027	5,614	5,507	5,543	0.1%
Corporation Service Company(9)(22)	First lien senior secured loan	SR +	3.25%	11/2029	2,865	2,787	2,868	0.0%
EM Midco2 Ltd. (dba Element Materials Technology)(10)(22)(23)	First lien senior secured loan	SR +	4.25%	06/2029	27,807	27,778	27,182	0.4%
EP Purchaser, LLC(10)	First lien senior secured loan	SR +	4.50%	11/2028	24,938	23,952	23,940	0.4%
Guidehouse Inc.(9)	First lien senior secured loan	SR +	6.25%	10/2028	106,193	105,192	105,662	1.6%
Relativity ODA LLC(9)	First lien senior secured loan	SR +	6.50%	05/2027	5,094	5,048	5,094	0.1%
Relativity ODA LLC(9)(17)(18)	First lien senior secured revolving loan	SR +	6.50%	05/2027	—	(4)	—	0.0%
Sensor Technology Topco, Inc. (dba Humanetics)(10)	First lien senior secured loan	SR +	6.50%	05/2026	230,746	229,079	229,016	3.4%
Sensor Technology Topco, Inc. (dba Humanetics)(13)(17)	First lien senior secured revolving loan	E +	6.75%	05/2026	—	4,026	4,020	0.1%

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Sensor Technology Topco, Inc. (dba Humanetics)(13)	First lien senior secured EUR term loan	E +	6.75%	05/2026	45,318	44,795	44,979	0.7%
Sovos Compliance, LLC(9)(22)	First lien senior secured loan	SR +	4.50%	08/2028	29,192	28,699	28,109	0.4%
Vistage Worldwide, Inc.(9)	First lien senior secured loan	SR +	5.25%	07/2029	4,963	4,840	4,913	0.1%
VT Topco, Inc. (dba Veritext)(9)(21)(22)	First lien senior secured loan	SR +	3.75%	08/2025	2,745	2,727	2,702	0.0%
					612,979	609,437	610,966	9.3%
Specialty retail
Ideal Image Development, LLC(9)	First lien senior secured loan	SR +	6.50%	09/2027	$5,810	$5,709	$5,316	0.1%
Ideal Image Development, LLC(9)	First lien senior secured revolving loan	SR +	6.50%	09/2027	915	899	837	0.0%
Notorious Topco, LLC (dba Beauty Industry Group)(10)	First lien senior secured loan	SR +	6.75%	11/2027	60,002	59,296	58,952	0.9%
Notorious Topco, LLC (dba Beauty Industry Group)(10)	First lien senior secured loan	SR +	6.75%	11/2027	163,431	161,383	160,571	2.4%
Notorious Topco, LLC (dba Beauty Industry Group)(10)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.75%	11/2023	5,229	5,133	5,120	0.1%
Notorious Topco, LLC (dba Beauty Industry Group)(10)(17)	First lien senior secured revolving loan	SR +	6.75%	05/2027	352	296	260	0.0%
Milan Laser Holdings LLC(9)	First lien senior secured loan	SR +	5.00%	04/2027	20,321	20,182	20,321	0.3%
Milan Laser Holdings LLC(9)(17)(18)	First lien senior secured revolving loan	SR +	5.00%	04/2026	—	(10)	—	0.0%
The Shade Store, LLC(10)	First lien senior secured loan	SR +	6.00%	10/2027	67,159	66,519	64,305	1.0%
The Shade Store, LLC(10)	First lien senior secured loan	SR +	7.00%	10/2026	10,634	10,357	10,315	0.2%
The Shade Store, LLC(10)(17)	First lien senior secured revolving loan	SR +	6.00%	10/2026	3,545	3,489	3,256	0.0%
					337,398	333,253	329,253	5.0%
Telecommunications
EOS U.S. Finco LLC(10)(23)	First lien senior secured loan	SR +	6.00%	10/2029	$18,328	$17,420	$17,961	0.3%
EOS U.S. Finco LLC(17)(18)(23)	First lien senior secured loan	SR +	6.00%	10/2029	—	(250)	—	0.0%
Park Place Technologies, LLC(9)(22)	First lien senior secured loan	SR +	5.00%	11/2027	1,139	1,108	1,105	0.0%
					19,467	18,278	19,066	0.3%
Transportation
Lightbeam Bidco, Inc. (dba Lazer Spot)(10)	First lien senior secured loan	SR +	6.25%	05/2030	$96,397	$95,448	$95,385	1.4%
Lightbeam Bidco, Inc. (dba Lazer Spot)(10)(17)(18)	First lien senior secured revolving loan	SR +	6.25%	05/2029	—	(114)	(123)	0.0%
Lightbeam Bidco, Inc. (dba Lazer Spot)(10)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.25%	11/2024	—	(71)	(7)	0.0%
Motus Group, LLC(6)	Second lien senior secured loan	L +	6.50%	12/2029	10,000	9,914	9,850	0.1%
Safe Fleet Holdings, LLC(9)(22)	First lien senior secured loan	SR +	3.75%	02/2029	25,921	25,358	25,866	0.4%
					132,318	130,535	130,971	1.9%
Total non-controlled/non-affiliated portfolio company debt investments					$12,129,187	$11,947,707	$11,895,011	176.0%
Equity Investments

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(23)(24)(26)	LP Interest		N/A	N/A	33,061	$32,912	$35,155	0.5%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(16)(24)	Series A Convertible Preferred Stock		7.00% PIK	N/A	12,510	12,225	12,511	0.2%
						45,137	47,666	0.7%
Buildings and real estate
Associations Finance, Inc.(16)(24)	Preferred Stock		13.50% PIK	N/A	215,000,000	$230,992	$233,956	3.5%
Associations Finance, Inc.(16)(24)	Preferred Stock		13.50% PIK	N/A	35,000,000	34,061	34,650	0.5%
Dodge Construction Network Holdings, L.P.(10)(24)	Series A Preferred Units	SR +	8.25% PIK	N/A	—	3	3	0.0%
Dodge Construction Network Holdings, L.P.(24)(26)	Class A-2 Common Units		N/A	N/A	143,963	123	84	0.0%
						265,179	268,693	4.0%
Business services
Denali Holding LP (dba Summit Companies)(24)(26)	Class A Units		N/A	N/A	686,513	$7,076	$9,459	0.1%
Hercules Buyer, LLC (dba The Vincit Group)(24)(26)(28)	Common Units		N/A	N/A	10,000	10	11	0.0%
Knockout Intermediate Holdings I Inc. (dba Kaseya)(16)(24)	Perpetual Preferred Stock		11.75% PIK	N/A	60,212	59,006	60,062	0.9%
						66,092	69,532	1.0%
Consumer products
ASP Conair Holdings LP(24)(26)	Class A Units		N/A	N/A	9,286	$929	$877	0.0%
						929	877	0.0%
Food and beverage
Hissho Sushi Holdings, LLC(24)(26)	Class A Units		N/A	N/A	941,780	$9,418	$11,421	0.2%
						9,418	11,421	0.2%
Healthcare equipment and services
Maia Aggregator, LP(24)(26)	Class A-2 Units		N/A	N/A	12,921,348	$12,921	$13,711	0.2%
KPCI Holdings, L.P.(24)(26)	Class A Units		N/A	N/A	1,781	2,313	2,057	0.0%
Patriot Holdings SCSp (dba Corza Health, Inc.)(16)(23)(24)	Class A Units		8.00% PIK	N/A	982	1,204	1,204	0.0%
Patriot Holdings SCSp (dba Corza Health, Inc.)(23)(24)(26)	Class B Units		N/A	N/A	13,517	164	225	0.0%
Rhea Acquisition Holdings, LP(24)(26)	Series A-2 Units		N/A	N/A	11,964,286	11,964	15,523	0.2%
						28,566	32,720	0.4%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(24)(26)	Class A Interests		N/A	N/A	3,520	$3,520	$3,269	0.0%
						3,520	3,269	0.0%
Healthcare technology
Minerva Holdco, Inc.(16)(24)	Series A Preferred Stock		10.75% PIK	N/A	115,916	$114,158	$107,223	1.6%
BEHP Co-Investor II, L.P.(23)(24)(26)	LP Interest		N/A	N/A	1,269,969	1,266	1,325	0.0%
Orange Blossom Parent, Inc.(24)(26)	Common Equity		N/A	N/A	16,667	1,667	1,710	0.0%
WP Irving Co-Invest, L.P.(23)(24)(26)	Partnership Units		N/A	N/A	1,250,000	1,251	1,304	0.0%
						118,342	111,562	1.6%
Household products
Evology LLC(24)(26)	Class B Units		N/A	N/A	316	$1,512	$2,082	0.0%
Walker Edison Holdco LLC(24)(26)	Common Equity		N/A	N/A	29,167	2,818	2,548	0.0%
						4,330	4,630	0.0%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)(16)(24)	Series A Preferred Stock		10.50% PIK	N/A	15,188	$14,917	$13,366	0.2%

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
						14,917	13,366	0.2%
Insurance
Accelerate Topco Holdings, LLC(24)(26)	Common Units		N/A	N/A	91,805	$2,535	$2,676	0.0%
Evolution Parent, LP (dba SIAA)(24)(26)	LP Interest		N/A	N/A	2,703	270	302	0.0%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(24)(26)	LP Interest		N/A	N/A	408	426	408	0.0%
PCF Holdco, LLC (dba PCF Insurance Services)(16)(17)(19)(24)	Series A Preferred Units		15.00% PIK	N/A	8,099	7,897	8,099	0.1%
PCF Holdco, LLC (dba PCF Insurance Services)(24)(26)	Class A Unit Warrants		N/A	N/A	1,504	5,129	5,134	0.1%
PCF Holdco, LLC (dba PCF Insurance Services)(24)(26)	Class A Units		N/A	N/A	6,047,390	15,336	27,614	0.4%
						31,593	44,233	0.6%
Internet software and services
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(24)(26)	Common Units		N/A	N/A	1,729,439	$1,730	$1,776	0.0%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(23)(24)(26)	LP Interest		N/A	N/A	—	987	987	0.0%
Elliott Alto Co-Investor Aggregator L.P.(23)(24)(26)	LP Interest		N/A	N/A	6,723	6,568	6,369	0.1%
Picard Holdco, Inc.(10)(24)	Series A Preferred Stock	SR +	12.00% PIK	N/A	57,459	55,990	52,431	0.8%
MessageBird Holding B.V.(23)(24)(26)	Extended Series C Warrants		N/A	N/A	7,980	49	9	0.0%
Project Alpine Co-Invest Fund, L.P.(23)(24)(26)	LP Interest		N/A	N/A	17,000	17,010	18,655	0.3%
Thunder Topco L.P. (dba Vector Solutions)(24)(26)	Common Units		N/A	N/A	712,884	713	730	0.0%
WMC Bidco, Inc. (dba West Monroe)(16)(24)	Senior Preferred Stock		11.25% PIK	N/A	40,053	38,228	36,814	0.5%
Project Hotel California Co-Invest Fund, L.P.(23)(24)(26)	LP Interest		N/A	N/A	3,522	3,525	3,524	0.1%
BCTO WIW Holdings, Inc. (dba When I Work)(24)(26)	Class A Common Stock		N/A	N/A	57,000	5,700	5,134	0.1%
Zoro TopCo, Inc. (16)(24)	Series A Preferred Stock		12.50% PIK	N/A	17,846	17,285	17,444	0.3%
Zoro TopCo, Inc. (24)(26)	Class A Common Units		N/A	N/A	1,380,129	13,801	13,801	0.2%
						161,586	157,674	2.4%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(24)(26)	LP Interest		N/A	N/A	10	$100	$118	0.0%
						100	118	0.0%
Total non-controlled/non-affiliated portfolio company equity investments						$749,709	$765,761	11.1%
Total non-controlled/non-affiliated portfolio company investments						$12,697,416	$12,660,772	187.1%

Non-controlled/affiliated portfolio company investments
Equity Investments
Pharmaceuticals
LSI Financing 1 DAC(23)(24)(26)(30)	Preferred equity		N/A	N/A	79,272	$76,348	$76,348	1.1%
						76,348	76,348	1.1%
Total non-controlled/affiliated portfolio company equity investments						$76,348	$76,348	1.1%

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Controlled/affiliated portfolio company investments
Asset based lending and fund finance
Amergin Asset Management, LLC(23)(24)(26)(31)	Class A Units	N/A	N/A	50,000,000	$—	$—	0.0%
AAM Series 2.1 Aviation Feeder, LLC(17)(19)(23)(24)(26)(31)	LLC Interest	N/A	N/A	18,944	18,945	18,944	0.3%
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(17)(19)(23)(24)(26)(31)	LLC Interest	N/A	N/A	6,116	6,081	6,116	0.1%
					25,026	25,060	0.4%
Insurance
Fifth Season Investments LLC(24)(26)(27)(31)	Class A Units	N/A	N/A	28	$111,234	$111,234	1.7%
					111,234	111,234	1.7%

Joint ventures
Blue Owl Credit Income Senior Loan Fund, LLC (f/k/a ORCIC Senior Loan Fund, LLC)(23)(24)(27)(31)(33)	LLC Interest	N/A	N/A	222,933	$222,933	$226,230	3.4%
					222,933	226,230	3.4%

Total controlled/affiliated portfolio company equity investments					$359,193	$362,524	5.5%
Total Investments					$13,132,957	$13,099,644	193.7%

	Interest Rate Swaps as of June 30, 2023
	Company Receives	Company Pays	Maturity Date	Notional Amount	Hedged Instrument	Footnote Reference
Interest rate swap	7.75%	S+ 3.84%	9/16/2027	$600,000	September 2027 Notes	Note 6
Total				$600,000

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
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2023 was 5.22%.
(7)The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2023 was 5.55%.
(8)The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2023 was 5.76%.
(9)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2023 was 5.14%.
(10)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2023 was 5.27%.
(11)The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2023 was 5.39%.
(12)The interest rate on these loans is subject to 3 month CDOR, which as of June 30, 2023 was 5.02%.
(13)The interest rate on these loans is subject to 3 month EURIBOR, which as of June 30, 2023 was 3.58%.

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)
(14)The interest rate on these loans is subject to SONIA, which as of June 30, 2023 was 4.93%.
(15)The interest rate on these loans is subject to Prime, which as of June 30, 2023 was 8.25%.
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
(22)Level 2 Investment.
(23)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2023, non-qualifying assets represented 13.3% of total assets as calculated in accordance with the regulatory requirements.
(24)Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted security” under the Securities Act. As of June 30, 2023, the aggregate fair value of these securities is $1.2 billion, or 18.0% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC**	LLC Interest	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC**	LLC Interest	July 1, 2022
Accelerate Topco Holdings, LLC	Common Units	September 1, 2022
Amergin Asset Management, LLC**	Class A Units	July 1, 2022
ASP Conair Holdings LP	Class A Units	May 17, 2021
Associations Finance, Inc.	Preferred Stock	June 10, 2022
Associations Finance, Inc.	Preferred Stock	April 10, 2023
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
BEHP Co-Investor II, L.P.	LP Interest	May 6, 2022
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Denali Holding LP (dba Summit Companies)	Class A Units	September 14, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
Evology LLC	Class B Units	January 21, 2022
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Fifth Season Investments LLC**	Class A Units	October 17, 2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 28, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
Hissho Sushi Holdings, LLC	Class A Units	May 17, 2022
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya)	Perpetual Preferred Stock	June 22, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Holdings, L.P.	Class A Units	November 25, 2020
LSI Financing 1 DAC**	Preferred equity	December 14, 2022
Maia Aggregator, LP	Class A-2 Units	February 1, 2022

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 3, 2021
Minerva Holdco, Inc.	Series A Preferred Stock	February 14, 2022
Orange Blossom Parent, Inc.	Common Equity	July 29, 2022
Blue Owl Credit Income Senior Loan Fund, LLC (f/k/a ORCIC Senior Loan Fund, LLC)*	LLC Interest	November 2, 2022
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Preferred equity	February 13, 2023
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Unit Warrants	February 13, 2023
Picard Holdco, Inc.	Series A Preferred Stock	September 29, 2022
Project Alpine Co-Invest Fund, L.P.	LP Interest	June 13, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 9, 2022
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	October 14, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
Walker Edison Holdco LLC	Common Equity	March 1, 2023
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 8, 2021
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
Zoro TopCo, Inc.	Class A Common Units	November 22, 2022
Zoro TopCo, Inc.	Series A Preferred Stock	November 22, 2022
*Refer to Note 4 "Investments - Blue Owl Credit Income Senior Loan Fund LLC", for further information.
** Refer to Note 3 "Agreements and Related Party Transactions - Controlled/Affiliated Portfolio Companies".

(25)As of June 30, 2023, the net estimated unrealized gain on investments for U.S. federal income tax purposes was $2.3 million based on a tax cost basis of $13.1 billion. As of June 30, 2023, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $96.0 million. As of June 30, 2023, the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $98.3 million.
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
(30)As defined in the 1940 Act, the Company is deemed to be an "affiliated person" of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (non-controlled affiliate"). Transactions related to investments in non-controlled affiliates for the period ended June 30, 2023 were as follows:

Company	Fair value as of December 31, 2022	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/ (Loss)	Realized Gain/(Loss)	Fair value as of June 30, 2023	Dividend Income	Other Income
LSI Financing 1 DAC	$6,175	$73,098	$(2,974)	$49	$—	$76,348	$333	$—
Total	$6,175	$73,098	$(2,974)	$49	$—	$76,348	$333	$—

________
(a) Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to payment-in-kind (“PIK”) interest capitalized and added to the principal balance of the respective loans, the accretion of

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)
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

(31)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investment in controlled affiliates for the period ended June 30, 2023 were as follows:

Company	Fair value as of December 31, 2022	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/ (Loss)	Realized Gain/(Loss)	Fair value as of June 30, 2023	Dividend Income	Other Income
AAM Series 2.1 Aviation Feeder, LLC(c)	$1,568	$17,376	$—	$—	$—	$18,944	$—	$—
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	—	6,081	—	35	—	6,116	—	—
Fifth Season Investments LLC	89,680	21,554	—	—	—	111,234	1,360	—
Blue Owl Credit Income Senior Loan Fund, LLC (f/k/a ORCIC Senior Loan Fund, LLC)	140,394	81,158	—	4,678	—	226,230	14,758	—
Total	$231,642	$126,169	$—	$4,713	$—	$362,524	$16,118	$—
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

(32)Investment was on non-accrual status as of June 30, 2023.
(33)Investment measured at net asset value ("NAV").

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
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

Blue Owl Credit Income Corp.
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

Blue Owl Credit Income Corp.
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

Blue Owl Credit Income Corp.
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

Blue Owl Credit Income Corp.
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

Blue Owl Credit Income Corp.
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

Blue Owl Credit Income Corp.
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

Blue Owl Credit Income Corp.
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

Blue Owl Credit Income Corp.
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

Blue Owl Credit Income Corp.
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

Blue Owl Credit Income Corp.
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

Blue Owl Credit Income Corp.
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

Blue Owl Credit Income Corp.
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

Blue Owl Credit Income Corp.
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

Blue Owl Credit Income Corp.
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

Blue Owl Credit Income Corp.
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

Blue Owl Credit Income Corp.
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

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Investment Funds & Vehicles
ORCIC Senior Loan Fund LLC (21)(23)(24)(27)(31)(33)	LLC Interest	N/A	N/A	141,777	$141,777	$140,394	2.7%
					141,777	140,394	2.7%

Total controlled/affiliated portfolio company equity investments					$233,026	$231,642	4.4%
Total Investments					$10,824,792	$10,707,584	203.2%

	Interest Rate Swaps as of December 31, 2022
	Company Receives	Company Pays	Maturity Date	Notional Amount	Hedged Instrument	Footnote Reference
Interest rate swap	7.75%	S+ 3.84%	9/16/2027	$600,000	September 2027 Notes	Note 6
Total				$600,000

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

Blue Owl Credit Income Corp.
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
(24)Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted security” under the Securities Act. As of December 31, 2022, the aggregate fair value of these securities is $904.9 million, or 17.2% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC**	LLC Interest	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC**	LLC Interest	July 1, 2022
Accelerate Topco Holdings, LLC	Common Units	September 1, 2022
Amergin Asset Management, LLC	Class A Units	July 1, 2022
ASP Conair Holdings LP	Class A Units	May 17, 2021
Associations Finance, Inc.	Preferred Stock	June 10, 2022
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
BEHP Co-Investor II, L.P.	LP Interest	May 6, 2022
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Denali Holding LP (dba Summit Companies)	Class A Units	September 14, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
Evology LLC	Class B Units	January 21, 2022
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P.)**	Class A Units	October 17, 2022
Gloves Holding, LP (dba Protective Industrial Products)	LP Interest	December 28, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
Hissho Sushi Holdings, LLC	Class A Units	May 17, 2022
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya)	Perpetual Preferred Stock	June 22, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Holdings, L.P.	Class A Units	November 25, 2020
LSI Financing 1 DAC**	Preferred equity	December 14, 2022
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 3, 2021
Minerva Holdco, Inc.	Series A Preferred Stock	February 14, 2022
Orange Blossom Parent, Inc.	Common Equity	July 29, 2022
ORCIC Senior Loan Fund, LLC*	LLC Interest	November 2, 2022
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
Picard Holdco, Inc.	Series A Preferred Stock	September 29, 2022
Project Alpine Co-Invest Fund, L.P.	LP Interest	June 13, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 9, 2022
Rhea Acquistion Holdings, LP	Series A-2 Units	February 18, 2022
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	October 14, 2021

Blue Owl Credit Income Corp.
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
*Refer to Note 4 "Investments - Blue Owl Credit Income Senior Loan Fund LLC", for further information.
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

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company	Fair value as of December 31, 2021	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/ (Loss)	Realized Gain/(Loss)	Fair value as of December 31, 2022	Dividend Income	Other Income
AAM Series 2.1 Aviation Feeder, LLC (c)	$—	$1,569	$—	$(1)	$—	$1,568	$—	$—
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC (c)	—	—	—	—	—	—	—	—
Fifth Season Investments LLC	—	99,162	(9,800)	—	—	89,680	201	—
ORCIC Senior Loan Fund LLC	—	141,777	—	(1,383)	—	140,394	3,171	—
Total	$—	$242,508	$(9,800)	$(1,384)	$—	$231,642	$3,372	$—
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
(33)Investment measured at net asset value ("NAV")

Blue Owl Credit Income Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$191,593	$69,073	$357,168	$111,664
Net change in unrealized gain (loss)	14,223	(168,930)	78,258	(192,387)
Net realized gain (loss) on investments	(2,661)	131	(7,238)	568
Net Increase (Decrease) in Net Assets Resulting from Operations	203,155	(99,726)	428,188	(80,155)
Distributions
Class S	(47,220)	(20,656)	(89,652)	(34,381)
Class D	(12,734)	(5,880)	(23,952)	(10,014)
Class I	(89,529)	(36,741)	(169,453)	(59,261)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(149,483)	(63,277)	(283,057)	(103,656)
Capital Share Transactions
Class S:
Issuance of shares of common stock	258,724	416,884	419,499	866,252
Share transfers between classes(1)	(2,127)	—	(2,127)	—
Repurchase of common shares	(16,367)	(8,365)	(38,010)	(14,366)
Reinvestment of shareholders' distributions	17,943	6,264	33,775	9,894
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	258,173	414,783	413,137	861,780
Class D:
Issuance of shares of common stock	55,839	72,746	102,014	188,148
Share transfers between classes(1)	—	—	—	—
Repurchase of common shares	(13,809)	(1,110)	(17,262)	(1,414)
Reinvestment of shareholders' distributions	5,709	2,400	10,496	3,861
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	47,739	74,036	95,248	190,595
Class I:
Issuance of shares of common stock	472,093	779,907	840,101	1,430,903
Share transfers between classes(1)	2,127	—	2,127	—
Repurchase of common shares	(46,071)	(18,414)	(114,095)	(35,392)
Reinvestment of shareholders' distributions	33,427	10,708	62,155	16,593
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	461,576	772,201	790,288	1,412,104
Total Increase (Decrease) in Net Assets	821,160	1,098,017	1,443,804	2,280,668
Net Assets, at beginning of period	5,872,397	2,763,379	5,249,753	1,580,728
Net Assets, at end of period	$6,693,557	$3,861,396	$6,693,557	$3,861,396

(1)In certain cases, and subject to the Dealer Manager’s approval, where a holder of Class S or Class D shares exits a relationship with a participating broker-dealer for this offering and does not enter into a new relationship with a participating broker-dealer for this offering, such holder’s shares may be exchanged into an equivalent net asset value amount of Class I shares.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$428,188	$(80,155)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(2,493,205)	(5,777,986)
Proceeds from investments and investment repayments, net	266,272	277,973
Net change in unrealized (gain) loss on investments	(77,918)	191,514
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(347)	873
Net change in unrealized (gain) loss on Income tax (provision) benefit	7	—
Net realized (gain) loss on investments	7,178	(359)
Net realized (gain) loss on foreign currency transactions relating to investments	60	—
Paid-in-kind interest and dividends	(72,633)	(23,514)
Net amortization/accretion of premium/discount on investments	(15,775)	(6,090)
Amortization of debt issuance costs	8,131	4,069
Amortization of offering costs	937	2,350
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(18,558)	(19,041)
(Increase) decrease in receivable from a controlled affiliate	11,886	—
(Increase) decrease in receivable for investments sold	(36,262)	(423)
(Increase) decrease in due from affiliates	—	(6,775)
(Increase) decrease in prepaid expenses and other assets	(276)	(103,397)
Increase (decrease) in payable for investments purchased	8,658	48,211
Increase (decrease) in payables to affiliates	6,585	9,209
Increase (decrease) in accrued expenses and other liabilities	17,560	29,820
Net cash used in operating activities	(1,959,512)	(5,453,721)
Cash Flows from Financing Activities
Borrowings on debt	3,282,117	6,000,061
Repayments of debt	(2,156,390)	(2,838,600)
Debt issuance costs	(18,329)	(30,864)
Repurchase of common stock	(203,939)	(24,696)
Proceeds from issuance of common shares	1,361,614	2,485,303
Distributions paid to shareholders	(166,646)	(59,048)
Net cash provided by financing activities	2,098,427	5,532,156
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $3,326 and $0, respectively)	138,915	78,435
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $23,000 and $0, respectively)	225,247	21,459
Cash and restricted cash, including foreign cash, end of period (restricted cash of $26,326 and $0, respectively)	$364,162	$99,894

Supplemental and Non-Cash Information
Interest paid during the period	$179,124	$20,029
Distributions declared during the period	$283,057	$103,656
Reinvestment of distributions during the period	$106,426	$30,348
Taxes, including excise tax, paid during the period	$212	$20
Distributions payable	$47,021	$23,265
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Organization and Principal Business

Blue Owl Credit Income Corp.(f/k/a Owl Rock Core Income Corp.), (the “Company”) is a Maryland corporation formed on April 22, 2020. The Company was formed primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. The Company’s investment objective is to generate current income and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Company invests in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities which include common and preferred stock, securities convertible into common stock, and warrants. The Company may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets, which are often referred to as “junk” investments. The target credit investments will typically have maturities between three and ten years and generally range in size between $10 million and $125 million, although the investment size will vary with the size of the Company’s capital base. The Company intends, under normal circumstances, to invest directly, or indirectly through its investment in Blue Owl Credit Income Senior Loan Fund LLC (f/k/a ORCIC Senior Loan Fund LLC) or any similarly situated companies, at least 80% of the value of its total assets in credit investments. The Company defines “credit” to mean debt investments made in exchange for regular interest payments.

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

The Company is managed by Blue Owl Credit Advisors LLC (f/k/a Owl Rock Capital Advisors LLC) (the “Adviser”). The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl") (NYSE: OWL) and part of Blue Owl's Credit platform which focuses on direct lending. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). Blue Owl consists of three divisions: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on real estate strategies. Subject to the overall supervision of the Company’s board of directors (the "Board"), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.

The Company received an exemptive order that permits it to offer multiple classes of shares of common stock and to impose asset-based servicing and distribution fees and early withdrawal fees. On November 12, 2020, the Company commenced its initial public offering pursuant to which it offered, on a continuous basis, $2,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. On February 14, 2022, the Company commenced it's follow-on offering, on a continuous basis, of up to $7,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager”). The Dealer Manager is entitled to receive upfront selling commissions of up to 3.50% of the offering price of each Class S share sold in the offering and 1.50% of the offering price of each Class D share sold. Class I shares are not subject to upfront selling commissions. Any upfront selling commissions for the Class S shares and Class D shares sold in the offering will be deducted from the purchase price. Class S, Class D and Class I shares were offered at initial purchase prices per shares of $10.35, $10.15 and $10.00, respectively. Currently, the purchase price per share for each class of common stock varies, but will not be sold at a price below the Company’s net asset value per share of such class, as determined in accordance with the Company's share pricing policy, plus applicable upfront selling commissions. The Company also engages in private placement offerings of its common stock.

On September 30, 2020, the Adviser purchased 100 shares of the Company’s Class I common stock at $10.00 per share, which represented the initial public offering price of such shares. The Adviser will not tender these shares for repurchase as long as Blue Owl Credit Advisors LLC remains the investment adviser of Blue Owl Credit Income Corp. There is no current intention for Blue Owl Credit Advisors LLC to discontinue its role.

Since meeting the minimum offering requirement and commencing its continuous public offering through June 30, 2023, the Company has issued 244,886,936 shares of Class S common stock, 59,492,163 shares of Class D common stock and 433,343,601

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
shares of Class I common stock, exclusive of any tender offers, for gross proceeds of $2.3 billion, $0.5 billion and $4.0 billion, respectively, including $1,000 of seed capital contributed by its Adviser in September of 2020, $25.0 million in gross proceeds raised in a private placement from Owl Rock Feeder FIC ORCIC Equity LLC and 18,470,188 shares of Class I common stock issued in a private placement to feeder vehicles primarily created to hold the Company's Class I shares for gross proceeds of approximately $0.2 billion.

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
Cash and Restricted Cash
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

The Company does not consolidate its equity interest in AAM Series 1.1 Rail and Domestic Intermodal Feeder, Fifth Season, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, "Amergin AssetCo") and since November 2, 2022 has not consolidated its equity positions in Blue Owl Credit Income Senior Loan Fund LLC (f/k/a ORCIC Senior Loan Fund LLC) ("OCIC SLF"). OCIC SLF was formed as a wholly-owned subsidiary of the Company and commenced operations on February 14, 2022. On November 2, 2022, the Company and State Teachers Retirement System of Ohio ("OSTRS" and together with the Company, the "Members" and each, a "Member") entered into an Amended and Restated Limited Liability Company Agreement to co-manage OCIC SLF as a joint-venture. See Note 3 "Agreements and Related Party Transactions - Controlled/Affiliated Portfolio Companies".
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
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

Blue Owl Credit Income Corp.
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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes accretion and amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three and six months ended June 30, 2023, PIK interest and PIK dividend income earned was $34.3 million and $67.4 million representing 9.4% and 10.1% of total investment income, respectively. For the three and six months ended June 30, 2022, PIK interest and PIK dividend income earned was $13.0 million and $20.8 million representing 10.1% and 10.5% of total investment income, respectively.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
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

Blue Owl Credit Income Corp.
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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions through December 31, 2022. As applicable, the Company's prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.

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

Distributions to Common Shareholders

Distributions to common shareholders are recorded on the record date. The amount to be distributed is determined by the Board and is generally based upon the earnings estimated by the Adviser. In addition, the Board may consider the level of undistributed taxable income carried forward from the prior year for distribution in the current year. Net realized long-term capital gains, if any, would be generally distributed at least annually although the Company may decide to retain such capital gains for investment.

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
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

Note 3. Agreements and Related Party Transactions

As of June 30, 2023, the Company had payables to affiliates of $39.2 million, primarily comprised of $27.6 million of accrued performance based incentive fees, $6.5 million of management fees, and $5.1 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement. As of December 31, 2022, the Company had payables to affiliates of $32.6 million, primarily comprised of $19.4 million of accrued performance based incentive fees, $5.2 million of management fees, $6.8 million of expense support reimbursement, and $1.2 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement.

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

Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective, and will remain in effect and from year to year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent directors. On May 8, 2023, the Board approved the continuation of the Administration Agreement.

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
For the three and six months ended June 30, 2023, the Company incurred expenses of approximately $0.9 million and $1.9 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2022, the Company incurred expenses of approximately $1.0 million and $2.0 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from the date it first became effective, and will remain in effect and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, by a majority of independent directors. On May 8, 2023, the Board approved the continuation of the Investment Advisory Agreement.

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

For the three and six months ended June 30, 2023, management fees were $18.9 million and $35.8 million, respectively. For the three and six months ended June 30, 2022, management fees were $9.3 million and $14.9 million, respectively.

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

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

For the three and six months ended June 30, 2023, the Company incurred performance based incentive fees on net investment income of $27.6 million and $51.2 million, respectively. For the three and six months ended June 30, 2022, the Company incurred performance based incentive fees on net investment income of $9.5 million and $14.9 million, respectively.

For the three and six months ended June 30, 2023 and 2022, the Company did not incur performance based incentive fees based on capital gains. For the six months ended June 30, 2022, the Company recorded a reversal of previously recorded performance based incentive fees based on capital gains of $0.6 million.

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
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

For the three and six months ended June 30, 2023, subject to the 1.5% organization and offering cost cap and the re-categorization of certain expenses as servicing fees, the Company accrued $0.1 million and $0.3 million, respectively, of initial organization and offering expenses that are reimbursable to the Adviser.

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

The Adviser is affiliated with Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC ("OTCA II"), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” together with OTCA, OTCA II, OPFA and the Adviser, the "Blue Owl Advisers"), which are also registered investment advisers. The Blue Owl Credit Advisers are affiliates of Blue Owl and comprise part of Blue Owl's Credit platform, which focuses on direct lending. The Blue Owl Credit Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of the business development companies, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively the "Blue Owl Credit Clients") and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to the Company's.

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
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

For the three and six months ended June 30, 2023, the Company paid servicing fees with respect to Class D shares of $0.3 million and $0.6 million, respectively. For the three and six months ended June 30, 2023, the Company paid servicing fees with respect to Class S shares of $4.6 million and $8.6 million, respectively.

For the three and six months ended June 30, 2022, the Company paid servicing fees with respect to Class D shares of $0.2 million and $0.4 million, respectively. For the three and six months ended June 30, 2022, the Company paid servicing fees with respect to Class S shares of $2.7 million and $4.5 million, respectively.

The servicing fees are paid monthly in arrears. Blue Owl Securities will reallow (pay) all or a portion of the ongoing servicing fees to participating broker-dealers and servicing broker-dealers for ongoing services performed by such broker-dealers, and will waive ongoing servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such services. Because the ongoing servicing fees are calculated based on the Company’s net asset values for the Company’s Class S and Class D shares, they will reduce the net asset values or, alternatively, the distributions payable, with respect to the shares of each such class, including shares issued under its distribution reinvestment plan. The Company will cease paying ongoing servicing fees at the date at which total underwriting compensation from any source in connection with this offering equals 10% of the gross proceeds from its offering (excluding proceeds from issuances pursuant to its distribution reinvestment plan). This limitation is intended to ensure that the Company satisfies the requirements of FINRA Rule 2310, which provides that the maximum aggregate underwriting compensation from any source, including compensation paid from offering proceeds and in the form of “trail commissions,” payable to underwriters, broker-dealers, or affiliates thereof participating in an offering may not exceed 10% of gross offering proceeds, excluding proceeds received in connection with the issuance of shares through a distribution reinvestment plan.

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

Blue Owl Credit Income Corp.
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

The Adviser’s obligation to make Expense Payments under the Expense Support Agreement automatically became a liability of the Adviser and the right to such Expense Payment was an asset of the Company’s on the last business day of the applicable quarter. The Expense Payment for any quarter was paid by the Adviser to the Company in any combination of cash or other immediately available funds, and/or offset against amounts due from the Company to the Adviser no later than the earlier of (i) the date on which the Company closes its books for such quarter, or (ii) forty-five days after the end of such quarter.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. The Company's obligation to make Reimbursement Payments, subject to the conditions above, survives the termination of the Expense Support Agreement. There are no Reimbursement Payments conditionally due from the Company to the Adviser.

Prior to termination of the Expense Support Agreement, Expense Support Payments provided by the Adviser since inception was $9.4 million. All Expense Support Payments were repaid prior to termination.

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

Blue Owl Credit Income Corp.
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
_______________
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

License Agreement

On July 6, 2023, the Company entered into a license agreement (the “License Agreement”), with an affiliate of Blue Owl, pursuant to which the Company was granted a non-exclusive license to use the name “Blue Owl.” Under the License Agreement, the Company has a right to use the Blue Owl name for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company will have no legal right to the “Blue Owl” name or logo.

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

The Company has made investments in controlled, affiliated companies, including OCIC SLF, Amergin AssetCo, and Fifth Season Investments LLC ("Fifth Season"). For further description of OCIC SLF see "Note 4 Investments". The Company has also made investments in a non-controlled, affiliated company, LSI Financing 1 DAC ("LSI Financing").

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, the Company made a $15.9 million equity commitment to Fifth Season. The Company increased its commitment to Fifth Season on October 17, 2022, November 9, 2022, November 15, 2022, November 29, 2022, February 9, 2023, May 3, 2023, June 1, 2023, June 13, 2023 and June 20, 2023 by $73.6 million, $1.7 million, $7.3 million, $7.0 million, $5.3 million, $5.3 million, $3.5 million, $3.5 million and $3.5 million, respectively. The Company's investment in Fifth Season is a co-investment with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Fifth Season.

LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made a $6.2 million equity commitment to LSI Financing. The Company increased its commitment to LSI Financing on February 17, 2023, February 24, 2023, and March 16, 2023 by $2.8 million, $0.3 million, and $69.9 million, respectively. The Company's investment in LSI Financing is a co-investment made with the Company's affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in LSI Financing.

Note 4. Investments

Investments at fair value and amortized cost consisted of the below as of the following periods:

	June 30, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$10,508,752	$10,510,930	$8,499,854	$8,448,540
Second-lien senior secured debt investments	1,207,682	1,156,422	1,203,388	1,142,862
Unsecured debt investments	231,273	227,659	221,564	211,328
Preferred equity investments(1)	661,110	652,907	510,033	500,023
Common equity investments(2)	301,207	325,496	248,176	264,437
Joint ventures(3)	222,933	226,230	141,777	140,394
Total Investments	$13,132,957	$13,099,644	$10,824,792	$10,707,584
_______________
(1)Includes equity investment in LSI Financing.
(2)Includes equity investment in Amergin AssetCo and Fifth Season.
(3)Includes equity investment in OCIC SLF. See below, within Note 4, for more information regarding OCIC SLF.

The industry composition of investments based on fair value consisted of the below as of the following periods:

	June 30, 2023	December 31, 2022
Advertising and media	2.3%	2.8%
Aerospace and defense	0.3	0.4
Asset based lending and fund finance(1)	1.2	1.2
Automotive	1.1	1.4
Buildings and real estate	4.1	4.0
Business services	6.6	7.3
Chemicals	1.6	1.7
Consumer products	2.6	2.4
Containers and packaging	3.3	3.6
Distribution	2.5	2.3
Education	1.2	1.4
Energy equipment and services	—	0.1
Financial services	1.9	2.6
Food and beverage	4.8	5.8
Healthcare equipment and services	3.9	3.9

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	June 30, 2023	December 31, 2022
Healthcare providers and services	13.1	14.4
Healthcare technology	4.9	5.2
Household products	2.3	2.4
Human resource support services	0.9	1.1
Infrastructure and environmental services	1.3	0.9
Insurance(2)	10.0	9.7
Internet software and services	13.4	13.6
Joint ventures(3)	1.7	1.3
Leisure and entertainment	1.1	1.2
Manufacturing	5.0	3.0
Pharmaceuticals(4)	0.6	—
Professional services	4.7	2.8
Specialty retail	2.5	3.2
Telecommunications	0.1	—
Transportation	1.0	0.3
Total	100.0%	100.0%
_______________
(1)Includes equity investment in Amergin AssetCo.
(2)Includes equity investment in Fifth Season Investments LLC.
(3)Includes equity investment in OCIC SLF. See below, within Note 4, for more information regarding OCIC SLF.
(4)Includes equity investment in LSI Financing.

The geographic composition of investments based on fair value consisted of the below as of the following periods:

	June 30, 2023	December 31, 2022
United States:
Midwest	19.1%	20.4%
Northeast	18.6	20.0
South	34.7	29.7
West	18.8	20.7
International	8.8	9.2
Total	100.0%	100.0%

OCIC SLF

Blue Owl Credit Income Senior Loan Fund LLC (fka ORCIC Senior Loan Fund LLC) ("OCIC SLF"), a Delaware limited liability company, was formed as a wholly-owned subsidiary of the Company and commenced operations on February 14, 2022. On November 2, 2022, the Company and State Teachers Retirement System of Ohio ("OSTRS" and together with the Company, the "Members" and each, a "Member") entered into an Amended and Restated Limited Liability Company Agreement to co-manage OCIC SLF as a joint-venture. OCIC SLF’s principal purpose is to make investments, primarily in senior secured loans that are made to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. The Company and OSTRS have agreed to contribute $437.5 million and $62.5 million, respectively, to OCIC SLF. The Company and OSTRS have a 87.5% and 12.5% economic ownership, respectively, in OCIC SLF. Except under certain circumstances, contributions to OCIC SLF cannot be redeemed. OCIC SLF is managed by a board consisting of an equal number of representatives appointed by each Member and which acts unanimously. Investment decisions must be approved unanimously by an investment committee consisting of an equal number of representative appointed by each Member.

The Company has determined that OCIC SLF is an investment company under Accounting Standards Codification (“ASC”) 946, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company does not consolidate its non-controlling interest in OCIC SLF.

As of June 30, 2023 and December 31, 2022, OCIC SLF had total investments in senior secured debt at fair value, as determined by an independent valuation firm, of $789.8 million and $506.2 million, respectively. The determination of fair value is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended; however, such fair value is not included in our valuation process. The following table is a summary of OCIC SLF’s portfolio as well as a listing of the portfolio investments in OCIC SLF's portfolio as the following periods:

($ in thousands)	June 30, 2023	December 31, 2022
Total senior secured debt investments(1)	$809,964	$529,463
Weighted average spread over base rate(1)	3.8%	4.4%
Number of portfolio companies	142	74
Largest funded investment to a single borrower(1)	$14,493	$14,547
________________
(1)At par.

Blue Owl Credit Income Senior Loan Fund's Portfolio as of June 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Debt Investments(5)
Aerospace and defense
American Airlines, Inc.(11)	First lien senior secured loan	SR +	2.75%	02/2028	$2,000	$1,964	$1,961	0.8%
Avolon TLB Borrower 1 (US) LLC(9)	First lien senior secured loan	SR +	2.50%	06/2028	8,000	7,920	7,990	3.0%
Bleriot US Bidco Inc.(10)	First lien senior secured loan	SR +	4.00%	10/2026	5,246	5,164	5,238	2.0%
Peraton Corp.(9)	First lien senior secured loan	SR +	3.75%	02/2028	7,532	7,277	7,385	2.9%
Transdigm, Inc.(10)	First lien senior secured loan	SR +	3.25%	08/2028	3,990	3,982	3,986	1.5%
Transdigm, Inc.(10)	First lien senior secured loan	SR +	3.25%	02/2027	2,985	2,933	2,985	1.2%
					29,753	29,240	29,545	11.4%
Automotive
Belron Finance US LLC(10)	First lien senior secured loan	SR +	2.75%	04/2029	$2,500	$2,488	$2,499	0.9%
PAI Holdco, Inc.(7)	First lien senior secured loan	L +	3.75%	10/2027	6,595	6,130	6,096	2.4%
					9,095	8,618	8,595	3.3%
Buildings and real estate
CPG International LLC(9)	First lien senior secured loan	SR +	2.50%	04/2029	$6,924	$6,889	$6,887	2.7%
Beacon Roofing Supply, Inc.(6)	First lien senior secured loan	L +	2.25%	05/2028	3,486	3,482	3,473	1.3%
Cushman & Wakefield U.S. Borrower, LLC(9)	First lien senior secured loan	SR +	2.75%	08/2025	2,000	1,967	1,980	0.8%
Dodge Construction Network, LLC(10)(12)	First lien senior secured loan	SR +	4.75%	02/2029	5,247	4,915	4,198	1.6%
GYP Holdings III Corp.(10)(12)	First lien senior secured loan	SR +	3.00%	05/2030	2,000	1,990	2,000	0.8%
RealPage, Inc.(9)	First lien senior secured loan	SR +	3.00%	04/2028	10,493	9,924	10,255	3.9%
Wrench Group LLC(10)	First lien senior secured loan	SR +	4.00%	04/2026	9,710	9,693	9,593	3.7%
					39,860	38,860	38,386	14.8%
Business services
Prime Security Services Borrower, LLC(6)	First lien senior secured loan	L +	2.75%	09/2026	$1,990	$1,961	$1,988	0.8%
BrightView Landscapes, LLC(10)	First lien senior secured loan	SR +	3.25%	04/2029	10,486	10,201	10,319	4.0%
ConnectWise, LLC(6)	First lien senior secured loan	L +	3.50%	09/2028	10,493	9,951	10,199	3.9%
IDEMIA Group SAS(10)(12)	First lien senior secured loan	SR +	4.75%	09/2028	2,000	1,975	1,975	0.8%
Packers Holdings, LLC(9)	First lien senior secured loan	SR +	3.25%	03/2028	6,159	5,693	4,248	1.6%
Brown Group Holdings, LLC(10)	First lien senior secured loan	SR +	3.75%	07/2029	3,512	3,478	3,503	1.4%
Sitel Worldwide Corp.(6)	First lien senior secured loan	L +	3.75%	08/2028	6,975	6,868	6,806	2.6%
VM Consolidated, Inc.(9)	First lien senior secured loan	SR +	3.25%	03/2028	2,419	2,396	2,419	0.9%
					44,034	42,523	41,457	16.0%

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Blue Owl Credit Income Senior Loan Fund's Portfolio as of June 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Chemicals
Aruba Investments Holdings, LLC (dba Angus Chemical Company)(9)(12)	First lien senior secured loan	SR +	4.75%	11/2027	$2,985	$2,796	$2,925	1.1%
Axalta Coating Systems US Holdings Inc.(10)	First lien senior secured loan	SR +	3.00%	12/2029	4,613	4,571	4,618	1.7%
Cyanco Intermediate 2 Corp.(9)(12)	First lien senior secured loan	SR +	4.75%	07/2028	3,000	2,910	2,910	1.1%
H.B. Fuller Company(9)	First lien senior secured loan	SR +	2.50%	02/2030	1,995	1,995	2,000	0.8%
Ineos US Petrochem LLC(9)(12)	First lien senior secured loan	SR +	3.75%	03/2030	2,000	1,980	1,990	0.8%
Ineos US Finance LLC(9)	First lien senior secured loan	SR +	3.50%	02/2030	2,000	1,981	1,987	0.8%
Ineos US Finance LLC(9)	First lien senior secured loan	SR +	3.75%	11/2027	2,993	2,895	2,979	1.2%
Nouryon Finance B.V.(10)	First lien senior secured loan	SR +	4.00%	04/2028	2,000	1,981	1,979	0.8%
Blue Tree Holdings, Inc.(10)	First lien senior secured loan	SR +	2.50%	03/2028	3,985	3,948	3,908	1.5%
Windsor Holdings III LLC(10)	First lien senior secured loan	SR +	4.50%	06/2030	5,000	4,900	4,908	1.9%
					30,571	29,957	30,204	11.7%
Consumer products
Olaplex, Inc.(9)	First lien senior secured loan	SR +	3.50%	02/2029	$5,247	$4,892	$4,893	1.9%
					5,247	4,892	4,893	1.9%
Containers and packaging
Berlin Packaging L.L.C.(7)	First lien senior secured loan	L +	3.75%	03/2028	$11,548	$11,128	$11,339	4.4%
BW Holding, Inc.(10)(12)	First lien senior secured loan	SR +	4.00%	12/2028	7,728	7,608	7,046	2.7%
Charter NEX US, Inc.(9)	First lien senior secured loan	SR +	3.75%	12/2027	4,974	4,929	4,931	1.9%
Valcour Packaging, LLC(8)	First lien senior secured loan	L +	3.75%	10/2028	9,875	9,856	8,300	3.2%
Ring Container Technologies Group, LLC(9)	First lien senior secured loan	SR +	3.50%	08/2028	9,713	9,552	9,662	3.8%
Trident TPI Holdings, Inc.(10)	First lien senior secured loan	SR +	4.50%	09/2028	4,000	3,883	3,939	1.5%
Tricorbraun Holdings, Inc.(9)	First lien senior secured loan	SR +	3.25%	03/2028	10,493	9,989	10,201	3.9%
					58,331	56,945	55,418	21.4%
Distribution
Dealer Tire, LLC(9)	First lien senior secured loan	SR +	4.50%	12/2027	$3,939	$3,875	$3,920	1.5%
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(9)	First lien senior secured loan	SR +	4.75%	12/2028	5,292	5,240	5,273	2.1%
SRS Distribution, Inc.(6)	First lien senior secured loan	L +	3.50%	06/2028	10,520	9,844	10,204	3.9%
White Cap Supply Holdings, LLC(9)	First lien senior secured loan	SR +	3.75%	10/2027	10,520	10,018	10,412	4.0%
					30,271	28,977	29,809	11.5%
Education
Sophia, L.P.(9)(12)	First lien senior secured loan	SR +	4.25%	10/2027	$9,713	$9,696	$9,689	3.7%
Severin Acquisition, LLC (dba Powerschool)(10)	First lien senior secured loan	SR +	3.00%	08/2025	4,872	4,799	4,867	2.0%
Renaissance Learning, Inc.(10)	First lien senior secured loan	SR +	4.75%	05/2025	3,500	3,404	3,452	1.3%
					18,085	17,899	18,008	7.0%
Energy equipment and services
AMG Advanced Metallurgical Group N.V(9)	First lien senior secured loan	SR +	3.50%	11/2028	$3,448	$3,423	$3,430	1.3%
AZZ Inc.(9)	First lien senior secured loan	SR +	4.25%	05/2029	7,925	7,864	7,923	3.1%
Pike Corp.(9)	First lien senior secured loan	SR +	3.00%	01/2028	9,800	9,624	9,749	3.8%
Brookfield WEC Holdings Inc.(9)	First lien senior secured loan	SR +	3.75%	08/2025	3,474	3,453	3,473	1.3%
					24,647	24,364	24,575	9.5%
Financial services
Acuris Finance US, Inc. (ION Analytics) (10)	First lien senior secured loan	SR +	4.00%	02/2028	$4,500	$4,406	$4,437	1.7%
AllSpring Buyer(10)	First lien senior secured loan	SR +	3.75%	11/2028	4,963	4,903	4,938	1.9%
Deerfield Dakota Holdings(10)	First lien senior secured loan	SR +	3.75%	04/2027	7,869	7,525	7,622	2.9%
The Edelman Financial Engines Center, LLC(6)	First lien senior secured loan	L +	3.75%	04/2028	3,980	3,893	3,874	1.5%
Focus Financial Partners, LLC(9)	First lien senior secured loan	SR +	3.25%	06/2028	4,963	4,884	4,918	1.9%

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Blue Owl Credit Income Senior Loan Fund's Portfolio as of June 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Focus Financial Partners, LLC(10)	First lien senior secured loan	SR +	3.50%	06/2028	3,000	2,955	2,978	1.2%
Guggenheim Partners Investment Management Holdings, LLC(10)	First lien senior secured loan	SR +	3.25%	12/2029	4,975	4,893	4,965	1.9%
Harbourvest Partners, L.P.(10)	First lien senior secured loan	SR +	3.00%	04/2030	2,500	2,463	2,494	1.0%
TMF Sapphire Bidco B.V.(10)	First lien senior secured loan	SR +	5.00%	05/2028	2,500	2,450	2,497	1.0%
					39,250	38,372	38,723	15.0%
Food and beverage
Aramark Services, Inc.(9)(12)	First lien senior secured loan	SR +	2.50%	06/2030	$2,000	$1,980	$1,980	0.8%
Nomad Foods Europe Midco Ltd.(11)	First lien senior secured loan	SR +	3.75%	11/2029	5,000	4,812	4,994	1.9%
Pegasus BidCo B.V.(10)(12)	First lien senior secured loan	SR +	4.25%	07/2029	5,473	5,316	5,199	2.0%
Shearer's Foods, LLC(9)	First lien senior secured loan	SR +	3.50%	09/2027	8,762	8,207	8,642	3.3%
Simply Good Foods USA, Inc.(9)	First lien senior secured loan	SR +	2.50%	03/2027	4,097	4,068	4,079	1.6%
Naked Juice LLC (dba Tropicana)(10)	First lien senior secured loan	SR +	3.25%	01/2029	10,520	9,679	9,766	3.8%
					35,852	34,062	34,660	13.4%
Healthcare equipment and services
Confluent Medical Technologies, Inc.(10)(12)	First lien senior secured loan	SR +	3.75%	02/2029	$9,713	$9,583	$9,567	3.7%
Dermatology Intermediate Holdings III, Inc.(10)	First lien senior secured loan	SR +	4.25%	03/2029	9,900	9,788	9,771	3.8%
Dermatology Intermediate Holdings III, Inc.(10)(13)	First lien senior secured delayed draw term loan	SR +	4.25%	03/2029	1,781	1,771	1,757	0.7%
Medline Borrower, LP(9)	First lien senior secured loan	SR +	3.25%	10/2028	8,285	7,773	8,184	3.2%
Natus Medical Inc.(10)(12)	First lien senior secured loan	SR +	5.50%	07/2029	4,478	4,180	4,455	1.7%
Zest Acquisition Corp.(9)	First lien senior secured loan	SR +	5.50%	02/2028	5,990	5,750	5,743	2.2%
					40,147	38,845	39,477	15.3%
Healthcare providers and services
Covetrus, Inc.(10)	First lien senior secured loan	SR +	5.00%	10/2029	$9,476	$8,949	$8,805	3.4%
LSCS Holdings, Inc.(6)(12)	First lien senior secured loan	L +	4.50%	12/2028	6,152	5,994	5,992	2.3%
HAH Group Holding Company LLC (dba Help at Home)(10)(12)	First lien senior secured loan	SR +	5.00%	10/2027	998	998	973	0.4%
MJH Healthcare Holdings, LLC(9)(12)	First lien senior secured loan	SR +	3.50%	01/2029	3,812	3,753	3,774	1.5%
Phoenix Newco, Inc. (dba Parexel)(9)	First lien senior secured loan	SR +	3.25%	11/2028	7,406	7,155	7,340	2.8%
Pediatric Associates Holding Company, LLC(9)(12)	First lien senior secured loan	SR +	4.50%	12/2028	2,000	1,921	1,990	0.8%
Pediatric Associates Holding Company, LLC(9)(13)	First lien senior secured delayed draw term loan	SR +	3.25%	12/2028	222	218	216	0.1%
Pediatric Associates Holding Company, LLC(9)	First lien senior secured loan	SR +	3.25%	12/2028	5,119	5,036	4,998	1.9%
Physician Partners, LLC(10)	First lien senior secured loan	SR +	4.00%	12/2028	9,900	9,396	9,281	3.6%
Premise Health Holding(10)(12)	First lien senior secured loan	SR +	4.75%	07/2025	3,218	3,188	3,193	1.2%
					48,303	46,608	46,562	18.0%
Healthcare technology
Athenahealth Group Inc.(9)	First lien senior secured loan	SR +	3.50%	02/2029	$9,355	$8,641	$8,993	3.5%
Athenahealth Group Inc.(9)(13)	First lien senior secured delayed draw term loan	SR +	3.50%	02/2029	—	(104)	(39)	—%
Gainwell Acquisition Corp.(10)	First lien senior secured loan	SR +	4.00%	10/2027	4,980	4,887	4,899	1.9%
GHX Ultimate Parent Corp.(10)	First lien senior secured loan	SR +	4.75%	06/2027	3,000	2,927	3,002	1.2%
Imprivata, Inc.(9)	First lien senior secured loan	SR +	4.25%	12/2027	9,713	9,552	9,563	3.7%
PointClickCare Technologies Inc.PointClickCare Technologies Inc(8)	First lien senior secured loan	L +	3.00%	12/2027	1,995	1,965	1,990	0.8%
R1 RCM Inc.(9)	First lien senior secured loan	SR +	3.00%	06/2029	3,990	3,990	3,990	1.5%
Bracket Intermediate Holding Corp.(10)(12)	First lien senior secured loan	SR +	5.00%	05/2028	5,667	5,500	5,553	2.1%
Verscend Holding Corp.(9)	First lien senior secured loan	SR +	4.00%	08/2025	9,894	9,793	9,879	3.8%
Zelis Cost Management Buyer, Inc.(6)	First lien senior secured loan	L +	3.50%	09/2026	4,477	4,473	4,470	1.7%
					53,071	51,624	52,300	20.2%

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Blue Owl Credit Income Senior Loan Fund's Portfolio as of June 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Household products
Samsonite International S.A.(9)	First lien senior secured loan	SR +	2.75%	06/2030	$2,000	$1,990	$2,004	0.8%
					2,000	1,990	2,004	0.8%
Infrastructure and environmental services
Asplundh Tree Expert, LLC(9)	First lien senior secured loan	SR +	1.75%	09/2027	$997	$993	$994	0.4%
Osmose Utilities Services, Inc.(9)	First lien senior secured loan	SR +	3.25%	06/2028	9,713	9,058	9,504	3.6%
USIC Holdings, Inc.(6)	First lien senior secured loan	L +	3.50%	05/2028	2,962	2,828	2,799	1.1%
					13,672	12,879	13,297	5.1%
Insurance
Acrisure, LLC(10)	First lien senior secured loan	SR +	5.75%	02/2027	$7,463	$7,181	$7,481	2.9%
AssuredPartners, Inc.(9)	First lien senior secured loan	SR +	4.25%	02/2027	4,963	4,808	4,947	1.9%
Broadstreet Partners, Inc.(10)	First lien senior secured loan	SR +	2.75%	01/2027	4,155	4,107	4,095	1.6%
Broadstreet Partners, Inc.(9)	First lien senior secured loan	SR +	4.00%	01/2029	3,000	2,963	2,978	1.2%
Hub International(9)	First lien senior secured loan	SR +	4.25%	04/2025	8,000	7,920	8,014	3.1%
Howden Group Holdings Ltd. (dba HIG Finance 2 Ltd. / Preatorian)(9)	First lien senior secured loan	SR +	4.00%	04/2030	3,990	3,833	3,975	1.5%
IMA Financial Group, Inc.(9)(12)	First lien senior secured loan	SR +	4.25%	11/2028	3,500	3,413	3,413	1.3%
					35,071	34,225	34,903	13.5%
Internet software and services
Barracuda Parent, LLC(10)	First lien senior secured loan	SR +	4.50%	08/2029	$10,547	$10,120	$10,160	3.9%
Boxer Parent Company Inc.(9)	First lien senior secured loan	SR +	3.75%	10/2025	1,988	1,968	1,970	0.8%
Central Parent, Inc.(10)	First lien senior secured loan	SR +	4.25%	07/2029	10,547	10,331	10,510	4.1%
DCert Buyer, Inc.(10)	First lien senior secured loan	SR +	4.00%	10/2026	4,982	4,955	4,931	1.9%
E2open, LLC(9)	First lien senior secured loan	SR +	3.50%	02/2028	6,841	6,732	6,801	2.7%
Hyland Software, Inc.(6)	First lien senior secured loan	L +	3.50%	07/2024	9,896	9,752	9,807	3.8%
Idera, Inc.(9)	First lien senior secured loan	SR +	3.75%	03/2028	5,980	5,814	5,813	2.2%
Infinite Bidco LLC(10)(12)	First lien senior secured loan	SR +	3.25%	03/2028	2,985	2,886	2,881	1.1%
Delta TopCo, Inc. (dba Infoblox, Inc.)(11)	First lien senior secured loan	SR +	3.75%	12/2027	10,519	9,693	10,163	3.9%
McAfee Corp.(9)	First lien senior secured loan	SR +	3.75%	03/2029	2,985	2,858	2,849	1.1%
Perforce Software, Inc.(6)	First lien senior secured loan	L +	3.75%	07/2026	2,985	2,839	2,818	1.1%
Quartz Acquireco, LLC (dba Qualtrics AcquireCo, LLC)(9)(12)	First lien senior secured loan	SR +	3.50%	04/2030	4,000	3,960	3,960	1.5%
Rocket Software, Inc.(9)	First lien senior secured loan	SR +	4.25%	11/2025	5,600	5,514	5,535	2.2%
SONICWALL US Holdings Inc.(10)	First lien senior secured loan	SR +	3.75%	05/2025	4,195	4,141	4,135	1.6%
Sophos Holdings, LLC(9)	First lien senior secured loan	SR +	3.50%	03/2027	10,492	10,294	10,399	4.0%
UST Holdings, Ltd.(9)(12)	First lien senior secured loan	SR +	3.50%	11/2028	7,078	7,053	6,954	2.7%
VS Buyer LLC(9)	First lien senior secured loan	SR +	3.25%	02/2027	2,985	2,985	2,940	1.1%
					104,605	101,895	102,626	39.7%
Leisure and entertainment
Delta 2 (Lux) SARL (dba Formula One)(9)	First lien senior secured loan	SR +	3.00%	01/2030	$3,000	$2,972	$2,999	1.2%
					3,000	2,972	2,999	1.2%
Manufacturing
Altar Bidco, Inc.(11)	First lien senior secured loan	SR +	3.10%	02/2029	$4,739	$4,538	$4,659	1.8%
Columbus McKinnon Corp.(10)	First lien senior secured loan	SR +	2.75%	05/2028	491	487	489	0.2%
EMRLD Borrower LP (dba Emerson Climate Technologies, Inc.)(10)	First lien senior secured loan	SR +	3.00%	05/2030	10,018	9,919	10,009	3.9%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)	First lien senior secured loan	L +	3.50%	05/2028	4,975	4,941	4,871	1.9%
DXP Enterprises, Inc.(11)	First lien senior secured loan	SR +	5.25%	12/2027	6,952	6,657	6,966	2.8%
Entegris, Inc.(9)	First lien senior secured loan	SR +	2.75%	07/2029	2,384	2,384	2,385	0.9%
Filtration Group Corp.(9)	First lien senior secured loan	SR +	4.25%	10/2028	3,990	3,950	3,985	1.5%
Gates Global LLC(9)	First lien senior secured loan	SR +	3.50%	11/2029	1,985	1,929	1,983	0.8%
Pro Mach Group, Inc.(6)	First lien senior secured loan	L +	4.00%	08/2028	10,493	10,250	10,459	4.0%

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Blue Owl Credit Income Senior Loan Fund's Portfolio as of June 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Pro Mach Group, Inc.(10)(12)	First lien senior secured loan	SR +	5.00%	08/2028	4,000	3,814	4,000	1.5%
Watlow Electric Manufacturing Company(10)	First lien senior secured loan	SR +	3.75%	03/2028	7,905	7,781	7,802	3.0%
					57,932	56,650	57,608	22.3%
Pharmaceuticals
Fortrea Holdings Inc.(10)	First lien senior secured loan	SR +	3.75%	06/2030	$2,000	$1,970	$1,999	0.8%
					2,000	1,970	1,999	0.8%
Professional services
Apex Group Treasury, LLC(7)(12)	First lien senior secured loan	L +	3.75%	07/2028	$4,913	$4,739	$4,839	1.9%
Apex Group Treasury, LLC(10)(12)	First lien senior secured loan	SR +	5.00%	07/2028	2,488	2,349	2,475	1.0%
Camelot U.S. Acquisition 1 Co.(9)	First lien senior secured loan	SR +	3.00%	10/2026	2,000	1,983	1,996	0.8%
Skopima Merger Sub Inc.(6)	First lien senior secured loan	L +	4.00%	05/2028	4,975	4,739	4,826	1.9%
Corporation Service Company(9)	First lien senior secured loan	SR +	3.25%	11/2029	1,990	1,985	1,992	0.8%
EM Midco2 Ltd. (dba Element Materials Technology)(10)	First lien senior secured loan	SR +	4.25%	06/2029	9,060	8,952	8,856	3.4%
Genuine Financial Holdings LLC(6)	First lien senior secured loan	L +	3.75%	07/2025	3,976	3,976	3,967	1.5%
Red Ventures, LLC(9)	First lien senior secured loan	SR +	3.00%	03/2030	3,990	3,951	3,954	1.5%
Sovos Compliance, LLC(9)	First lien senior secured loan	SR +	4.50%	08/2028	10,494	10,174	10,104	3.9%
VT Topco, Inc. (dba Veritext)(9)	First lien senior secured loan	SR +	3.75%	08/2025	3,983	3,936	3,922	1.5%
VT Topco, Inc. (dba Veritext)(9)(13)	First lien senior secured delayed draw term loan	SR +	3.75%	08/2025	—	—	—	—%
Vistage Worldwide, Inc.(9)(12)	First lien senior secured loan	SR +	5.25%	07/2029	3,970	3,822	3,930	1.5%
					51,839	50,606	50,861	19.7%
Specialty retail
Pilot Travel Centers LLC(9)	First lien senior secured loan	SR +	2.00%	08/2028	$796	$791	$794	0.3%
					796	791	794	0.3%
Telecommunications
Ciena Corp.(9)	First lien senior secured loan	SR +	2.50%	01/2030	$1,995	$1,986	$1,995	0.8%
Cogeco Communications (USA) II L.P.(9)	First lien senior secured loan	SR +	2.50%	09/2028	2,985	2,972	2,960	1.1%
Park Place Technologies, LLC(9)	First lien senior secured loan	SR +	5.00%	11/2027	9,712	9,263	9,418	3.7%
Zayo Group Holdings, Inc.(9)	First lien senior secured loan	SR +	4.25%	03/2027	9,875	8,401	7,792	3.0%
					24,567	22,622	22,165	8.6%
Transportation
Safe Fleet Holdings, LLC(9)	First lien senior secured loan	SR +	3.75%	02/2029	$3,985	$3,942	$3,978	1.6%
Uber Technologies, Inc.(10)	First lien senior secured loan	SR +	2.75%	03/2030	3,980	3,970	3,977	1.5%
					7,965	7,912	7,955	3.1%
Total Debt Investments					$809,964	$786,298	$789,823	305.5%
Total Investments					$809,964	$786,298	$789,823	305.5%
________________
1.Certain portfolio company investments are subject to contractual restrictions on sales.
2.Unless otherwise indicated, OCIC SLF’s investments are pledged as collateral supporting the amounts outstanding under OCIC SLF's SPV Asset Facilities.
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
6.The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2023 was 5.22%.
7.The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2023 was 5.55%.
8.The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2023 was 5.76%.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
9.The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2023 was 5.14%.
10.The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2023 was 5.27%.
11.The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2023 was 5.39%.
12.Level 3 investment.
13.Position or portion thereof is an unfunded loan commitment.

Blue Owl Credit Income Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Debt Investments
Aerospace and defense
Bleriot US Bidco Inc.(7)	First lien senior secured loan	L +	4.00%	10/2026	$5,273	$5,178	$5,207	3.2%
Peraton Corp.(6)	First lien senior secured loan	L +	3.75%	02/2028	7,571	7,290	7,382	4.6%
Transdigm, Inc.(8)(11)	First lien senior secured loan	SR +	3.25%	02/2027	3,000	2,940	2,985	1.9%
					15,844	15,408	15,574	9.7%
Automotive
PAI Holdco, Inc.(7)	First lien senior secured loan	L +	3.75%	10/2027	$4,950	$4,538	$4,356	2.7%
					4,950	4,538	4,356	2.7%
Buildings and real estate
Dodge Construction Network, LLC(10)	First lien senior secured loan	SR +	4.75%	02/2029	$5,274	$4,917	$4,482	2.8%
RealPage, Inc.(6)(11)	First lien senior secured loan	L +	3.00%	04/2028	10,547	9,925	10,009	6.2%
Wrench Group LLC(7)	First lien senior secured loan	L +	4.00%	04/2026	9,761	9,737	9,419	5.9%
					25,582	24,579	23,910	14.9%
Business services
BrightView Landscapes, LLC(8)	First lien senior secured loan	SR +	3.25%	04/2029	$10,547	$10,230	$10,125	6.3%
Brown Group Holdings, LLC(9)(11)	First lien senior secured loan	SR +	3.75%	07/2029	2,026	2,005	2,017	1.3%
ConnectWise, LLC(7)(11)	First lien senior secured loan	L +	3.50%	09/2028	10,547	9,961	9,996	6.2%
Packers Holdings, LLC(6)	First lien senior secured loan	L +	3.25%	03/2028	6,190	5,682	5,384	3.4%
Vistage Worldwide, Inc.(8)	First lien senior secured loan	SR +	5.25%	07/2029	3,990	3,831	3,890	2.4%
					33,300	31,709	31,412	19.6%
Capital markets
Guggenheim Partners Investment Management Holdings, LLC(9)	First lien senior secured loan	SR +	3.25%	12/2029	$5,000	$4,913	$4,913	3.1%
					5,000	4,913	4,913	3.1%
Chemicals
Aruba Investments Holdings, LLC (dba Angus Chemical Company)(8)	First lien senior secured loan	SR +	4.75%	11/2027	$3,000	$2,794	$2,933	1.9%
Axalta Coating Systems US Holdings Inc.(9)(11)	First lien senior secured loan	SR +	3.00%	12/2029	5,000	4,950	5,000	3.1%
Ineos US Finance LLC(9)	First lien senior secured loan	SR +	3.75%	11/2027	3,000	2,895	2,948	1.8%
					11,000	10,639	10,881	6.8%
Consumer products
Olaplex, Inc.(8)	First lien senior secured loan	SR +	3.50%	02/2029	$5,287	$4,905	$4,970	3.1%
					5,287	4,905	4,970	3.1%
Containers and packaging
Berlin Packaging L.L.C.(7)(11)	First lien senior secured loan	L +	3.75%	03/2028	$10,547	$10,102	$10,127	6.3%
BW Holding, Inc.(9)	First lien senior secured loan	SR +	4.00%	12/2028	7,767	7,637	7,146	4.5%

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Blue Owl Credit Income Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Ring Container Technologies Group, LLC(6)	First lien senior secured loan	L +	3.50%	08/2028	9,762	9,585	9,616	6.0%
Tricorbraun Holdings, Inc.(6)(11)	First lien senior secured loan	L +	3.25%	03/2028	10,546	9,995	10,040	6.3%
Valcour Packaging, LLC(9)	First lien senior secured loan	SR +	3.75%	10/2028	9,925	9,901	8,883	5.5%
					48,547	47,220	45,812	28.6%
Distribution
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(8)(11)	First lien senior secured loan	SR +	4.63%	06/2026	$9,762	$9,434	$9,469	5.9%
Dealer Tire, LLC(8)	First lien senior secured loan	SR +	4.25%	12/2027	3,959	3,888	3,900	2.4%
SRS Distribution, Inc.(6)	First lien senior secured loan	L +	3.50%	06/2028	10,573	9,839	10,097	6.3%
White Cap Supply Holdings, LLC(8)(11)	First lien senior secured loan	SR +	3.75%	10/2027	10,573	10,020	10,208	6.4%
					34,867	33,181	33,674	21.0%
Diversified financial services
Focus Financial Partners, LLC(8)(11)	First lien senior secured loan	SR +	3.25%	06/2028	$4,988	$4,901	$4,921	3.1%
					4,988	4,901	4,921	3.1%
Education
Severin Acquisition, LLC (dba Powerschool)(8)	First lien senior secured loan	SR +	3.00%	08/2025	$4,897	$4,807	$4,860	3.0%
Sophia, L.P.(8)	First lien senior secured loan	SR +	4.25%	10/2027	9,762	9,739	9,738	6.1%
					14,659	14,546	14,598	9.1%
Energy equipment and services
AZZ Inc.(9)	First lien senior secured loan	SR +	4.25%	05/2029	$7,950	$7,882	$7,950	5.0%
Brookfield WEC Holdings Inc.(8)(11)	First lien senior secured loan	SR +	3.75%	08/2025	3,491	3,465	3,473	2.1%
Pike Corp.(6)(11)	First lien senior secured loan	L +	3.00%	01/2028	9,800	9,607	9,651	6.0%
					21,241	20,954	21,074	13.1%
Financial services
Acuris Finance US, Inc. (ION Analytics) (9)(11)	First lien senior secured loan	SR +	4.00%	02/2028	$4,500	$4,396	$4,416	2.8%
AllSpring Buyer(9)	First lien senior secured loan	SR +	4.00%	11/2028	4,988	4,921	4,925	3.1%
Deerfield Dakota Holding, LLC(8)(11)	First lien senior secured loan	SR +	3.75%	04/2027	5,910	5,597	5,509	3.4%
					15,398	14,914	14,850	9.3%
Food and beverage
Eagle Parent Corp.(9)(11)	First lien senior secured loan	SR +	4.25%	04/2029	$2,722	$2,674	$2,668	1.7%
Naked Juice LLC (dba Tropicana)(9)(11)	First lien senior secured loan	SR +	3.25%	01/2029	10,573	9,668	9,430	5.9%
Nomad Foods Europe Midco Ltd.(8)(11)	First lien senior secured loan	SR +	3.75%	11/2029	5,000	4,801	4,979	3.1%
Pegasus BidCo B.V.(9)	First lien senior secured loan	SR +	4.25%	07/2029	4,500	4,306	4,354	2.7%
Shearer’s Foods, LLC(6)(11)	First lien senior secured loan	L +	3.50%	09/2027	8,807	8,196	8,376	5.2%
					31,602	29,645	29,807	18.6%
Healthcare equipment and services
Confluent Medical Technologies, Inc.(9)	First lien senior secured loan	SR +	3.75%	02/2029	$9,762	$9,620	$9,250	5.8%
Dermatology Intermediate Holdings III, Inc(8)	First lien senior secured loan	SR +	4.25%	03/2029	9,950	9,829	9,751	6.1%

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Blue Owl Credit Income Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Dermatology Intermediate Holdings III, Inc(8)(12)	First lien senior secured delayed draw term loan	SR +	4.25%	03/2029	1,629	1,618	1,596	1.0%
Medline Borrower, LP(6)(11)	First lien senior secured loan	L +	3.25%	10/2028	6,327	5,831	6,005	3.7%
MJH Healthcare Holdings, LLC(8)	First lien senior secured loan	SR +	3.50%	01/2029	3,831	3,767	3,678	2.3%
Natus Medical Inc.(10)	First lien senior secured loan	SR +	5.50%	07/2029	4,500	4,191	4,207	2.6%
					35,999	34,856	34,487	21.5%
Healthcare providers and services
Covetrus, Inc.(9)(11)	First lien senior secured loan	SR +	5.00%	10/2029	$9,500	$8,940	$8,878	5.5%
Pediatric Associates Holding Company, LLC(6)	First lien senior secured loan	L +	3.25%	12/2028	3,422	3,356	3,242	2.0%
Phoenix Newco, Inc. (dba Parexel)(6)(11)	First lien senior secured loan	L +	3.25%	11/2028	7,444	7,170	7,156	4.5%
Physician Partners, LLC(8)(11)	First lien senior secured loan	SR +	4.00%	12/2028	9,950	9,407	9,457	5.9%
Premise Health Holding(9)	First lien senior secured loan	SR +	4.75%	07/2025	3,234	3,197	3,193	2.0%
					33,550	32,070	31,926	19.9%
Healthcare technology
Athenahealth Group Inc.(8)(11)	First lien senior secured loan	SR +	3.50%	02/2029	$9,403	$8,636	$8,466	5.3%
Athenahealth Group Inc.(8)(11)(12)	First lien senior secured delayed draw term loan	SR +	3.50%	02/2029	—	(112)	(109)	(0.1)%
Imprivata, Inc.(8)	First lien senior secured loan	SR +	4.25%	12/2027	9,762	9,583	9,396	5.9%
Verscend Holding Corp.(6)	First lien senior secured loan	L +	4.00%	08/2025	9,944	9,821	9,870	6.1%
					29,109	27,928	27,623	17.2%
Infrastructure and environmental services
Osmose Utilities Services, Inc.(6)	First lien senior secured loan	L +	3.25%	06/2028	$9,762	$9,052	$9,249	5.8%
USIC Holdings, Inc.(6)(11)	First lien senior secured loan	L +	3.50%	05/2028	2,977	2,831	2,837	1.7%
					12,739	11,883	12,086	7.5%
Insurance
Acrisure, LLC(9)	First lien senior secured loan	SR +	5.75%	02/2027	$6,500	$6,182	$6,435	4.1%
AssuredPartners, Inc.(8)	First lien senior secured loan	SR +	4.25%	02/2027	4,988	4,814	4,875	3.0%
Hub International Limited(7)(11)	First lien senior secured loan	L +	3.25%	04/2025	9,924	9,756	9,823	6.1%
					21,412	20,752	21,133	13.2%
Internet software and services
Barracuda Parent, LLC(8)	First lien senior secured loan	SR +	4.50%	08/2029	$10,600	$10,141	$10,203	6.3%
CDK Global, Inc.(9)(11)	First lien senior secured loan	SR +	4.50%	07/2029	10,600	10,366	10,492	6.5%
Delta TopCo, Inc. (dba Infoblox, Inc.)(9)(11)	First lien senior secured loan	SR +	3.75%	12/2027	10,573	9,666	9,741	6.1%
E2open, LLC(6)(11)	First lien senior secured loan	L +	3.50%	02/2028	3,868	3,756	3,793	2.4%
Hyland Software, Inc.(6)(11)	First lien senior secured loan	L +	3.50%	07/2024	9,948	9,732	9,802	6.1%
Sophos Holdings, LLC(7)	First lien senior secured loan	L +	3.50%	03/2027	10,546	10,319	10,203	6.4%
					56,135	53,980	54,234	33.8%
Leisure and entertainment

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Blue Owl Credit Income Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Delta 2 (Lux) SARL (dba Formula One)(8)	First lien senior secured loan	SR +	3.25%	01/2030	$3,000	$2,970	$2,993	1.8%
WMG Acquisition Corp.(8)(11)	First lien senior secured loan	SR +	3.00%	01/2028	4,000	3,922	3,953	2.5%
					7,000	6,892	6,946	4.3%
Manufacturing
DXP Enterprises, Inc.(10)	First lien senior secured loan	SR +	5.25%	12/2027	$4,987	$4,717	$4,738	3.0%
Gates Global LLC(8)(11)	First lien senior secured loan	SR +	3.50%	11/2029	1,995	1,936	1,978	1.2%
Pro Mach Group, Inc.(6)(11)	First lien senior secured loan	L +	4.00%	08/2028	10,547	10,282	10,241	6.4%
Pro Mach Group, Inc.(9)	First lien senior secured loan	SR +	5.00%	08/2028	4,000	3,800	3,884	2.4%
					21,529	20,735	20,841	13.0%
Professional services
Apex Group Treasury, LLC(9)	First lien senior secured loan	SR +	5.00%	07/2028	$2,500	$2,350	$2,400	1.5%
Apex Group Treasury, LLC(7)(11)	First lien senior secured loan	L +	3.75%	07/2028	4,938	4,748	4,691	2.9%
EM Midco2 Ltd. (dba Element Materials Technology)(9)	First lien senior secured loan	SR +	4.25%	06/2029	2,053	1,988	2,012	1.3%
Sovos Compliance, LLC(9)	First lien senior secured loan	SR +	4.50%	08/2028	10,547	10,200	9,703	6.0%
					20,038	19,286	18,806	11.7%
Telecommunications
Park Place Technologies, LLC(8)(11)	First lien senior secured loan	SR +	5.00%	11/2027	$9,762	$9,268	$9,172	5.7%
Zayo Group Holdings, Inc.(8)(11)	First lien senior secured loan	SR +	4.25%	03/2027	9,925	8,294	8,196	5.1%
					19,687	17,562	17,368	10.8%
Total Debt Investments					$529,463	$507,996	$506,202	315.6%
Total Investments					$529,463	$507,996	$506,202	315.6%
_____________
1.Certain portfolio company investments are subject to contractual restrictions on sales.
2.Unless otherwise indicated, OCIC SLF's investments are pledged as collateral supporting the amounts outstanding under OCIC SLF's SPV Asset Facilities.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Below is selected balance sheet information for OCIC SLF as of the following periods:

($ in thousands)	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value (amortized cost of $786,298 and $507,996, respectively)	$789,823	$506,202
Cash	17,288	15,237
Interest receivable	2,373	2,202
Receivable due on investments sold	—	4,622
Prepaid expenses and other assets	1	151
Total Assets	$809,485	$528,414
Liabilities
Debt (net of unamortized debt issuance costs of $4,082 and $3,509, respectively)	$499,139	$343,035
Payable for investments purchased	40,460	13,958
Interest payable	1,417	1,522
Return of capital payable	—	4,489
Distribution payable	9,455	3,624
Accrued expenses and other liabilities	466	1,337
Total Liabilities	$550,937	$367,965
Members’ Equity
Members’ Equity	258,548	160,449
Total Members’ Equity	258,548	160,449
Total Liabilities and Members’ Equity	$809,485	$528,414
Below is selected statement of operations information for OCIC SLF as of the following periods:

($ in thousands)	For the Three Months Ended June 30, 2023 (Unaudited)	For the Six Months Ended June 30, 2023 (Unaudited)
Investment Income
Interest income	$17,609	$30,790
Total Investment Income	17,609	30,790
Operating Expenses
Interest expense	$7,824	$13,718
Professional fees	170	360
Other general and administrative	146	275
Total Operating Expenses	8,140	14,353
Net Investment Income	$9,469	$16,437
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	1,656	5,319
Net realized gain (loss) on investments	2	16
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	1,658	5,335
Net Increase in Members’ Equity Resulting from Operations	$11,127	$21,772

Note 5. Fair Value of Investments

Investments

The below tables present the fair value hierarchy of investments as of the following periods:

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	Fair Value Hierarchy as of June 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$1,294,947	$9,215,983	$10,510,930
Second-lien senior secured debt investments	—	218,005	938,417	1,156,422
Unsecured debt investments	—	51,372	176,287	227,659
Preferred equity investments(1)	—	—	652,907	652,907
Common equity investments(2)	—	—	325,496	325,496
Subtotal	$—	$1,564,324	$11,309,090	$12,873,414
Investments measured at NAV(3)	—	—	—	226,230
Total Investments at fair value	$—	$1,564,324	$11,309,090	$13,099,644
_______________
(1)Includes equity investment in LSI Financing.
(2)Includes equity investments in Amergin AssetCo and Fifth Season.
(3)Includes equity investment in OCIC SLF.

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
(3)Includes equity investment in OCIC SLF.

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended June 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$7,969,726	$942,097	$170,187	$605,447	$282,725	$9,970,182
Purchases of investments, net	1,386,330	—	—	35,961	37,320	1,459,611
Payment-in-kind	15,223	1,751	5,480	16,519	98	39,071
Proceeds from investments, net	(138,788)	—	—	(2,974)	(2,313)	(144,075)
Net change in unrealized gain (loss)	1,938	(5,714)	603	(2,363)	7,666	2,130
Net realized gains (losses)	(2)	—	—	—	—	(2)
Net amortization/accretion of premium/discount on investments	6,412	283	17	317	—	7,029
Transfers between investment types	1	—	—	—	—	1
Transfers into (out of) Level 3(1)	(24,857)	—	—	—	—	(24,857)
Fair value, end of period	$9,215,983	$938,417	$176,287	$652,907	$325,496	$11,309,090

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended June 30, 2023, transfers out of Level 3 into Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Six Months Ended June 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$7,603,501	$1,019,223	$211,328	$500,023	$264,437	$9,598,512
Purchases of investments, net	1,913,581	—	613	116,611	52,407	2,083,212
Payment-in-kind	23,306	3,441	8,934	36,833	119	72,633
Proceeds from investments, net	(176,146)	—	(3)	(2,974)	(2,313)	(181,436)
Net change in unrealized gain (loss)	34,505	(1,289)	3,186	1,806	8,028	46,236
Net realized gains (losses)	(4,579)	—	—	—	—	(4,579)
Net amortization/accretion of premium/discount on investments	11,437	561	71	608	—	12,677
Transfers between investment types	(2,818)	—	—	—	2,818	—
Transfers into (out of) Level 3(1)	(186,804)	(83,519)	(47,842)	—	—	(318,165)
Fair value, end of period	$9,215,983	$938,417	$176,287	$652,907	$325,496	$11,309,090
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the six months ended June 30, 2023, transfers out of Level 3 into Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies.

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

(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended June 30, 2022, transfers into Level 3 out of Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	As of and for the Six Months Ended June 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,328,346	$450,477	$2,116	$56,970	$71,705	$2,909,614
Purchases of investments, net	3,731,936	384,585	154,853	359,358	57,151	4,687,883
Payment-in-kind	11,360	2,561	2,614	6,938	40	23,513
Proceeds from investments, net	(196,052)	(39,832)	—	(642)	—	(236,526)
Net change in unrealized gain (loss) on investments	(59,849)	(26,799)	(6,940)	(10,958)	(1,054)	(105,600)
Net realized gain (loss) on investments	156	—	—	202	—	358
Net amortization/accretion of premium/discount on investments	4,855	367	55	191	—	5,468
Transfers between investment types	—	—	—	(123)	123	—
Transfers into (out of) Level 3(1)	24,890	(12,438)	—	—	—	12,452
Fair value, end of period	$5,845,642	$758,921	$152,698	$411,936	$127,965	$7,297,162

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
The below tables present information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2023 on Investments Held at June 30, 2023	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2022 on Investments Held at June 30, 2022
First-lien senior secured debt investments	$2,025	$(45,471)
Second-lien senior secured debt investments	(5,714)	(23,860)
Unsecured debt investments	601	(7,565)
Preferred equity investments	(2,363)	(9,991)
Common equity investments	7,664	(4,182)
Total Investments	$2,213	$(91,069)

($ in thousands)	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2023 on Investments Held at June 30, 2023	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2022 on Investments Held at June 30, 2022
First-lien senior secured debt investments	$34,505	$(59,851)
Second-lien senior secured debt investments	(1,289)	(26,165)
Unsecured debt investments	3,186	(6,940)
Preferred equity investments	1,806	(10,958)
Common equity investments	8,028	(740)
Total Investments	$46,236	$(104,654)

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2023 and December 31, 2022. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of June 30, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments(1)	$7,852,297	Yield Analysis	Market Yield	8.0% - 27.6% (12.1%)	Decrease
	1,346,005	Recent Transaction	Transaction Price	81.7% - 99.5% (98.5%)	Increase
Second-lien senior secured debt investments	$938,417	Yield Analysis	Market Yield	12.6% - 28.6% (15.6%)	Decrease
Unsecured debt investments	$176,261	Yield Analysis	Market Yield	11.1% - 20.5% (13.0%)	Decrease
	26	Market Approach	EBITDA Multiple	13.0x - 13.0x (13.0x)	Increase
Preferred equity investments	$576,556	Yield Analysis	Market Yield	11.5% - 26.2% (14.1%)	Decrease
	76,348	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	3	Market Approach	EBITDA Multiple	11.3x - 11.3x (11.3x)	Increase
Common equity investments	$137,721	Recent Transaction	Transaction Price	100.0% - 131.1% (100.1%)	Increase
	141,806	Market Approach	EBITDA Multiple	6.8x - 32.5x (15.6x)	Increase
	45,960	Market Approach	Revenue Multiple	2.0x - 15.8x (10.9x)	Increase
	9	Market Approach	Gross Profit Multiple	10.0x - 10.0x (10.0x)	Increase

(1) Excludes $17.7 million of level 3 investments valued based on indicative quotes.

	As of December 31, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$7,274,929	Yield Analysis	Market Yield	8.2% - 19.3% (11.9%)	Decrease
	323,358	Recent Transaction	Transaction Price	96.8% - 99.0% (98.0%)	Increase
	5,214	Collateral Analysis	Recovery Rate	51.0% - 51.0% (51.0%)	Increase
Second-lien senior secured debt investments	$862,487	Yield Analysis	Market Yield	11.9% - 25.2% (15.7%)	Decrease
	156,736	Recent Transaction	Transaction Price	98.0% - 98.0% (98.0%)	Increase
Unsecured debt investments	$211,304	Yield Analysis	Market Yield	10.8% - 20.2% (13.1%)	Decrease
	24	Market Approach	EBITDA Multiple	14.3x - 14.3x (14.3x)	Increase
Preferred equity investments	$477,863	Yield Analysis	Market Yield	11.9% - 17.9% (14.6%)	Decrease
	22,157	Recent Transaction	Transaction Price	96.5% - 100.0% (97.5%)	Increase
	3	Market Approach	EBITDA Multiple	11.5x - 11.5x (11.5x)	Increase
Common equity investments	$105,049	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	129,098	Market Approach	EBITDA Multiple	11.0x - 31.6x (15.8x)	Increase
	30,284	Market Approach	Revenue Multiple	1.8x - 16.6x (12.9x)	Increase
	6	Market Approach	Gross Profit Multiple	8.6x - 8.6x (8.6x)	Increase
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
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

	June 30, 2023		December 31, 2022
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility(3)	$513,284	$513,284	$288,636	$288,636
SPV Asset Facility I	518,609	518,609	437,241	437,241
SPV Asset Facility II	1,709,404	1,709,404	1,528,048	1,528,048
SPV Asset Facility III	550,509	550,509	549,851	549,851
SPV Asset Facility IV	244,703	244,703	460,869	460,869
SPV Asset Facility V	96,645	96,645	—	—
CLO VIII	287,811	287,811	287,946	287,946
CLO XI	258,170	258,170	—	—
March 2025 Notes	496,323	482,500	495,309	485,000
September 2026 Notes	344,963	302,750	344,226	299,250
February 2027 Notes	494,449	455,000	493,735	447,500
September 2027 Notes(4)	592,323	593,922	591,550	597,449
June 2028 Notes	491,372	500,000	—	—
Total Debt	$6,598,565	$6,513,307	$5,477,411	$5,381,790

(1)The carrying values of the Company's Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, SPV Asset Facility V, CLO VIII, CLO XI, March 2025 Notes, September 2026 Notes, February 2027 Notes, September 2027 Notes, and June 2028 Notes are presented net of unamortized debt issuance costs of $12.2 million, $6.4 million, $8.6 million, $4.5 million, $3.8 million, $3.4 million, $2.2 million, $1.8 million, $3.7 million, $5.0 million, $5.6 million, $7.7 million, and $8.6 million, respectively.
(2)The carrying values of the Company's Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO VIII, March 2025 Notes, September 2026 Notes, February 2027 Notes, and September 2027 Notes are presented net of unamortized debt issuance costs of $13.6 million, $3.2 million, $10.0 million, $5.1 million, $4.1 million, $2.1 million, $4.7 million, $5.8 million, $6.3 million, and $8.4 million, respectively.
(3)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
(4)Inclusive of change in fair market value of effective hedge.

The below table presents fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	June 30, 2023	December 31, 2022
Level 1	$—	$—
Level 2	2,334,172	1,829,199
Level 3	4,179,135	3,552,591
Total Debt	$6,513,307	$5,381,790

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Financial Instruments Not Carried at Fair Value

As of June 30, 2023 and December 31, 2022, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 198% and 193% as of June 30, 2023 and December 31, 2022, respectively.

Debt obligations consisted of the following as of the following periods:

	June 30, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$1,845,000	$525,469	$1,319,531	$513,284
SPV Asset Facility I	525,000	525,000	—	518,609
SPV Asset Facility II	1,800,000	1,718,000	82,000	1,709,404
SPV Asset Facility III	750,000	555,000	195,000	550,509
SPV Asset Facility IV	500,000	248,610	92,974	244,703
SPV Asset Facility V	300,000	100,000	37,566	96,645
CLO VIII	290,000	290,000	—	287,811
CLO XI	260,000	260,000	—	258,170
March 2025 Notes	500,000	500,000	—	496,323
September 2026 Notes	350,000	350,000	—	344,963
February 2027 Notes	500,000	500,000	—	494,449
September 2027 Notes	600,000	600,000	—	592,323
June 2028 Notes	500,000	500,000	—	491,372
Total Debt	$8,720,000	$6,672,079	$1,727,071	$6,598,565

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying values of the Company's Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, SPV Asset Facility V, CLO VIII, CLO XI, March 2025 Notes, September 2026 Notes, February 2027 Notes, September 2027 Notes, and June 2028 Notes are presented net of unamortized debt issuance costs of $12.2 million, $6.4 million, $8.6 million, $4.5 million, $3.8 million, $3.4 million, $2.2 million, $1.8 million, $3.7 million, $5.0 million, $5.6 million, $7.7 million, and $8.6 million, respectively.
(3)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

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
(2)The carrying values of the Company's Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO VIII, March 2025 Notes, September 2026 Notes, February 2027 Notes, and September 2027 Notes are presented net of unamortized debt issuance costs of $13.6 million, $3.2 million, $10.0 million, $5.1 million, $4.1 million, $2.1 million, $4.7 million, $5.8 million, $6.3 million, and $8.4 million, respectively.
(3)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.

The below table represents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Interest expense	$108,913	$32,308	$195,488	$47,412
Amortization of debt issuance costs	4,434	3,802	8,131	4,069
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items(1)	1,204	—	527	—
Total Interest Expense	$114,551	$36,110	$204,146	$51,481
Average interest rate	6.9%	3.9%	6.6%	3.6%
Average daily borrowings	$6,223,801	$3,310,387	$5,903,426	$2,598,780

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
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

The interest rate on amounts borrowed pursuant to Promissory Notes, prior to May 12, 2021, was based on either the rate of interest for a LIBOR-Based Advance or the rate of interest for a Prime-Based Advance as defined in the Loan and Security Agreement, dated as of February 20, 2020, as amended from time to time, by and among the Adviser, as borrower, East West Bank, as Administrative Agent, Issuing Lender, Swingline Lender and a Lender and Investec Bank PLC as a Lender.

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
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

ORCIC JV WH

On August 24, 2022 (the “ORCIC JV WH Closing Date”), ORCIC JV WH LL, a Delaware limited liability company (“ORCIC JV WH”) entered into a $400 million credit facility (the “Credit Agreement”) among the lenders party thereto (the “ORCIC JV WH Lenders”), Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and BofA Securities, Inc., as sole lead arranger and sole book manager. ORCIC JV WH was a wholly owned subsidiary of ORCIC BC 9 LLC, a Delaware limited liability company (the “Collateral Manager”) and the Collateral Manager was a wholly owned subsidiary of the Company. On November 2, 2022 (the “OCIC SLF Effective Date”), the Company and State Teachers Retirement System of Ohio (“OSTRS”) entered into an Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) to co-manage OCIC SLF, a Delaware limited liability company. OCIC SLF is a joint venture that is expected to invest primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Prior to the OCIC SLF Effective Date, the ORCIC JV WH Lenders consented to the change in control of OCIC SLF. From and following the OCIC SLF Effective Date, the Credit Agreement continued as an obligation of OCIC SLF and its subsidiaries but was no longer indebtedness of the Company.

ORCIC JV WH II

On October 14, 2022 (the “ORCIC JV WH II Closing Date”), ORCIC JV WH II LLC, a Delaware limited liability company (“ORCIC JV WH II”) entered into an up to $500 million revolving loan facility (the “Revolving Loan Agreement”) among the lenders party thereto (the “ORCIC JV WH II Lenders”), and Royal Bank of Canada, as a ORCIC JV WH II Lender and as administrative agent (in such capacity, the “ORCIC JV WH II Administrative Agent”). ORCIC JV WH II was a wholly owned subsidiary of ORCIC BC 9 LLC, a Delaware limited liability company (the “Collateral Manager”) and the Collateral Manager was a wholly owned subsidiary of the Company. On the OCIC SLF Effective Date, the Company and OSTRS entered into the LLC Agreement to co-manage OCIC SLF. OCIC SLF is a joint venture that is expected to invest primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Prior to the OCIC SLF Effective Date, the ORCIC JV WH II Lenders consented to the change in control of OCIC SLF. From and following the OCIC SLF Effective Date, the Revolving Loan Agreement continued as an obligation of OCIC SLF and its subsidiaries but was no longer indebtedness of the Company.

SPV Asset Facility I

On September 16, 2021 (the “SPV Asset Facility I Closing Date”), Core Income Funding I LLC ("Core Income Funding I”), a Delaware limited liability company and newly formed wholly-owned subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility I”), with Core Income Funding I, as borrower, the lenders from time to time parties thereto (the “SPV Asset Facility I Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company as Collateral Agent and Alter Domus (US) LLC as Document Custodian. The following describes the terms of the SPV Asset Facility I as amended through June 20, 2023 (the "SPV Asset Facility I Second Amendment Date").

From time to time, the Company expects to sell and contribute certain investments to Core Income Funding I pursuant to a Sale and Contribution Agreement by and between the Company and Core Income Funding I. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by Core Income Funding I, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Core Income Funding I through its ownership of Core Income Funding I. The maximum principal amount of the Credit Facility is $525 million (decreased from $550 million on the SPV Asset Facility I Second Amendment Date); the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of Core Income Funding I’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

The SPV Asset Facility I provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility I through September 16, 2025 unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility I (the “ SPV Asset Facility I Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility I will mature on September 16, 2033 (the “SPV Asset Facility I Stated Maturity”). Prior to the SPV Asset Facility I

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Stated Maturity, proceeds received by Core Income Funding I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset I Facility Stated Maturity, Core Income Funding I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

Amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.40%) plus an applicable margin that ranges from 2.00% to 2.85% depending on a ratio of broadly syndicated loans to middle market loans in the collateral. From the SPV Asset I Facility Closing Date to the SPV Asset I Facility Commitment Termination Date, there is a commitment fee that steps up during the year after the SPV Asset I Facility Closing Date from 0.00% to 0.625% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility I. The SPV Asset Facility I contains customary covenants, including certain financial maintenance covenants, limitations on the activities of Core Income Funding I, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of Core Income Funding I and on any payments received by Core Income Funding I in respect of those assets. Assets pledged to the SPV Asset Facility I Lenders will not be available to pay the debts of the Company.

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
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

CLO VIII

On October 21, 2022 (the “CLO VIII Closing Date”), the Company completed a $391.675 million term debt securitization transaction (the “CLO VIII Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO VIII Transaction and the secured loan borrowed in the CLO VIII Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary CLO VIII,

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
LLC, a limited liability organized under the laws of the State of Delaware (the “CLO VIII Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO VIII Issuer.

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

CLO XI

On May 24, 2023 (the “CLO XI Closing Date”), the Company completed a $395.8 million term debt securitization transaction (the “CLO XI Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
by the Company. The secured notes and preferred shares issued in the CLO XI Transaction and the secured loan borrowed in the CLO XI Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary CLO XI, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XI Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO XI Issuer.

The CLO XI Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO XI Closing Date (the “CLO XI Indenture”), by and among the CLO XI Issuer and State Street Bank and Trust Company: (i) $152.5 million of AAA(sf) Class A-1T Notes, which bear interest at three-month term SOFR plus 2.50%, (ii) $25.5 million of AAA(sf) Class A-1F Notes, which bear interest at 6.10% and (iii) $32 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.60% (together, the “CLO XI Secured Notes”) and (B) the borrowing by the Issuer of $50 million under floating rate Class A-1L loans (the “CLO XI Class A-1L Loans” and together with the CLO XI Secured Notes, the “CLO XI Debt”). The CLO XI Class A-1L Loans bear interest at three-month term SOFR plus 2.50%. The CLO XI Class A-1L Loans were borrowed under a loan agreement (the “CLO XI A-1L Loan Agreement”), dated as of the CLO XI Closing Date, by and among the CLO XI Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XI Debt is secured by middle market loans, participation interests in middle market loans and other assets of the Issuer. The CLO XI Debt is scheduled to mature on May 15, 2035. The CLO XI Secured Notes were privately placed by SMBC Nikko Securities America, Inc. as Initial Purchaser.

Concurrently with the issuance of the CLO XI Secured Notes and the borrowing under the CLO XI Class A-1L Loans, the CLO XI Issuer issued approximately $135.8 million of subordinated securities in the form of 135,820 preferred shares at an issue price of U.S. $1,000 per share (the “CLO XI Preferred Shares”). The CLO XI Preferred Shares were issued by the CLO XI Issuer as part of its issued share capital and are not secured by the collateral securing the CLO XI Debt. The Company purchased all of the CLO XI Preferred Shares. The Company acts as retention holder in connection with the CLO XI Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO XI Preferred Shares.

As part of the CLO XI Transaction, the Company entered into a loan sale agreement with the CLO XI Issuer dated as of the CLO XI Closing Date, which provided for the contribution of approximately $96.4 million funded par amount of middle market loans from the Company to the CLO XI Issuer on the CLO XI Closing Date and for future sales from the Company to the CLO XI Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XI Debt. The remainder of the initial portfolio assets securing the CLO XI Debt consisted of approximately $260.6 million funded par amount of middle market loans purchased by the CLO XI Issuer from Core Income Funding IV LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO XI Closing Date between the CLO XI Issuer and Core Income Funding IV LLC (the “Core Income Funding IV Loan Sale Agreement”). The Company and Core Income Funding IV LLC each made customary representations, warranties, and covenants to the CLO XI Issuer under the applicable loan sale agreement.

Through May 15, 2027, a portion of the proceeds received by the CLO XI Issuer from the loans securing the CLO XI Debt may be used by the CLO XI Issuer to purchase additional middle market loans under the direction of Blue Owl Credit Advisors LLC (“OCA”), the Company’s investment advisor, in its capacity as collateral manager for the CLO XI Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.

The CLO XI Debt is the secured obligation of the CLO XI Issuer, and the CLO XI Indenture and CLO XI A-1L Loan Agreement each include customary covenants and events of default. The CLO XI Secured Notes have not been registered under the Securities Act , or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.

The Adviser will serve as collateral manager for the CLO XI Issuer under a collateral management agreement dated as of the CLO XI Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Amended and Restated Investment Advisory Agreement, dated May 18, 2021, between the Adviser and the Company will be offset by the amount of the collateral management fee attributable to the CLO XI Issuer’s equity or notes owned by the Company.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
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

The February 2027 Notes were issued pursuant to the Base Indenture and the Second Supplemental Indenture (together, the “February 2027 Indenture”). The February 2027 Notes will mature on February 8, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the February 2027 Indenture. The February 2027 Notes initially bear interest at a rate of 4.70% per year payable semi-annually on February 8 and August 8 of each year, commencing on August 8, 2022. Concurrent with the issuance of the February 2027 Notes the Company entered into a Registration Rights Agreement (the “February 2027 Registration Rights Agreement”) for the benefit of the purchasers of the February 2027 Notes. Pursuant to the February 2027 Registration Rights Agreement the Company is obligated to file a registration statement with the SEC with respect to an offer to exchange the February 2027 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the February 2027 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the February 2027 Notes. If the Company fails to satisfy its registration obligations under the February 2027 Registration Rights Agreement, the Company will be required to pay additional interest to the holders of the February 2027 Notes. The Company filed a registration statement with the SEC and, on July 24, 2023, commenced an offer to exchange the February 2027 Notes for newly issued registered notes with substantially similar terms. See Note 12. "Subsequent Events."

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
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

In connection with the issuance of the September 2027 Notes, on October 18, 2022 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $600.0 million. The Company will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.84%. The interest rate swaps mature on September 16, 2027. For the three months ended June 30, 2023, the Company did not make any periodic payments. For the six months ended June 30, 2023, the Company made a periodic payment of $0.7 million. The interest expense related to the September 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of June 30, 2023, the interest rate swap had a fair value of $(3.1) million ($(0.1) million net of the present value of the cash flows of the September 2027 Notes). As of December 31, 2022, the interest rate swap had a fair value of $4.0 million ($0.4 million net of the present value of the cash flows of the September 2027 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

June 2028 Notes

On June 13, 2023, the Company issued $500 million aggregate principal amount of its 7.950% notes due 2028 (the “June 2028 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The June 2028 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

The June 2028 Notes were issued pursuant to the Base Indenture and the Fifth Supplemental Indenture (together with the Base Indenture, the “June 2028 Indenture”), between the Company and the Trustee. The June 2028 Notes will mature on June 13, 2028 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the June 2028 Indenture. The June 2028 Notes bear interest at a rate of 7.950% per year payable semi-annually on June 13 and December 13 of each year, commencing on December 13, 2023. Concurrent with the issuance of the June 2028 Notes, the Company entered into a Registration Rights Agreement (the “June 2028 Registration Rights Agreement”) for the benefit of the purchasers of the June 2028 Notes. Pursuant to the June 2028 Registration Rights Agreement, the Company is obligated to file a registration statement with the SEC with respect to an offer to exchange the June 2028 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the June 2028 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the June 2028 Notes. If the Company fails to satisfy its registration obligations under the June 2028 Registration Rights Agreement, it will be required to pay additional interest to the holders of the June 2028 Notes.

The June 2028 Notes are the Company’s direct, general unsecured obligations and rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the June 2028

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Notes. The June 2028 Notes rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior to the June 2028 Notes. The June 2028 Notes rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The June 2028 Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The June 2028 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with Section 18(a)(1)(A) of the 1940 Act whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the June 2028 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the June 2028 Indenture.

In addition, if a change of control repurchase event, as defined in the Indenture, occurs prior to maturity, holders of the June 2028 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the June 2028 Notes at a repurchase price equal to 100% of the aggregate principal amount of the June 2028 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date.

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. The Company had the following outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	June 30, 2023	December 31, 2022
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$38,884	$45,000
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	26,056	43,432
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	—	186
ACR Group Borrower, LLC	First lien senior secured revolving loan	245	537
AmeriLife Holdings LLC	First lien senior secured revolving loan	13,561	16,273
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	10,848	10,849
Anaplan, Inc.	First lien senior secured revolving loan	16,528	16,528
Apex Service Partners, LLC	First lien senior secured revolving loan	4,600	1,725
Appfire Technologies, LLC	First lien senior secured revolving loan	1,633	1,539
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	14,326	16,366
Aramsco, Inc.	First lien senior secured revolving loan	3,584	—
Aramsco, Inc.	First lien senior secured delayed draw term loan	1,299	—
Armstrong Bidco Ltd. (dba The Access Group)	First lien senior secured delayed draw term loan	2,142	3,734
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	5,106	5,106
Associations, Inc.	First lien senior secured revolving loan	4,829	4,829
Associations, Inc.	First lien senior secured delayed draw term loan	21,350	56,283

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	June 30, 2023	December 31, 2022
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	3,631	3,631
Avalara, Inc.	First lien senior secured revolving loan	7,045	7,045
Adenza Group, Inc.	First lien senior secured delayed draw term loan	2,145	2,145
Adenza Group, Inc.	First lien senior secured revolving loan	2,591	2,591
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,274	1,062
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	31,034	31,034
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	2,897	4,655
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	161	161
BELMONT BUYER, INC. (dba Valenz)	First lien senior secured delayed draw term loan	13,300	—
BELMONT BUYER, INC. (dba Valenz)	First lien senior secured revolving loan	5,925	—
Brightway Holdings, LLC	First lien senior secured revolving loan	1,053	2,105
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	697	917
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	752	1,157
Canadian Hospital Specialties Ltd.	First lien senior secured delayed draw term loan	—	637
Canadian Hospital Specialties Ltd.	First lien senior secured revolving loan	179	248
CivicPlus, LLC	First lien senior secured revolving loan	1,840	2,245
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	3,750	3,750
Community Brands ParentCo, LLC	First lien senior secured revolving loan	1,875	1,875
CoolSys, Inc.	First lien senior secured delayed draw term loan	770	—
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	14,183	14,183
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	14,183	14,183
Coupa Holdings, LLC	First lien senior secured revolving loan	1,664	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	2,174	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	—	5,712
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	9,963	9,963
Dermatology Intermediate Holdings III, Inc.	First lien senior secured delayed draw term loan	52	278
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	9,553	9,553
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	—
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	2,880	3,199

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	June 30, 2023	December 31, 2022
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	3,387	1,955
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	9,667	3,867
EOS U.S. Finco LLC	First lien senior secured loan	10,112	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	200	200
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	676	676
Formerra, LLC	First lien senior secured delayed draw term loan	54	211
Formerra, LLC	First lien senior secured revolving loan	479	526
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	—	191
Fortis Solutions Group, LLC	First lien senior secured revolving loan	5,847	5,848
Fullsteam Operations, LLC	First lien senior secured loan	—	31,894
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,182	3,182
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	791	791
GI Apple Midco LLC	First lien senior secured revolving loan	7,916	—
GI Apple Midco LLC	First lien senior secured delayed draw term loan	15,831	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	7,600	7,600
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,004	1,506
Global Music Rights, LLC	First lien senior secured revolving loan	7,500	7,500
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured delayed draw term loan	870	870
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	88	88
Granicus, Inc.	First lien senior secured revolving loan	111	107
Grayshift, LLC	First lien senior secured revolving loan	2,419	2,419
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	85	86
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	7,059	9,811
Hissho Sushi Merger Sub LLC	First lien senior secured revolving loan	8,162	6,996
Home Service TopCo IV, Inc.	First lien senior secured revolving loan	3,359	—
Home Service TopCo IV, Inc.	First lien senior secured delayed draw term loan	8,397	—
Hyperion Refinance S.a.r.l (dba Howden Group)	First lien senior secured delayed draw term loan	—	92,823
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	—	732
Ideal Image Development, LLC	First lien senior secured revolving loan	—	915

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	June 30, 2023	December 31, 2022
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	6,164	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	3,613	2,168
IMO Investor Holdings, Inc.	First lien senior secured delayed draw term loan	3,623	4,963
IMO Investor Holdings, Inc.	First lien senior secured revolving loan	2,482	2,010
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	—	31,750
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	10,583	10,583
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	74	83
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured delayed draw term loan	—	18,414
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured delayed draw term loan	6,999	8,048
Intelerad Medical Systems Inc.	First lien senior secured revolving loan	1,150	1
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	4,213	1,739
Kaseya Inc.	First lien senior secured delayed draw term loan	4,077	4,342
Kaseya Inc.	First lien senior secured revolving loan	3,256	4,342
KBP Brands, LLC	First lien senior secured delayed draw term loan	743	743
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	8,550	16,625
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	1,537	3,415
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured delayed draw term loan	6,792	8,748
Lightbeam Bidco, Inc.	First lien senior secured revolving loan	11,685	—
Lightbeam Bidco, Inc.	First lien senior secured delayed draw term loan	14,606	—
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	—	9,559
Lignetics Investment Corp.	First lien senior secured revolving loan	382	4,588
ManTech International Corporation	First lien senior secured delayed draw term loan	3,360	3,360
ManTech International Corporation	First lien senior secured revolving loan	1,806	1,806
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	21,702	28,401
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	8,038	8,038
Medline Borrower, LP	First lien senior secured revolving loan	2,020	2,020
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	2,643	3,071
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,765	1,765
Ministry Brands Holdings, LLC.	First lien senior secured delayed draw term loan	13,822	15,819

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	June 30, 2023	December 31, 2022
Ministry Brands Holdings, LLC.	First lien senior secured revolving loan	3,006	2,373
Mitnick Corporate Purchaser, Inc.	First lien senior secured revolving loan	6,875	8,713
Natural Partners, LLC	First lien senior secured revolving loan	5,063	5,063
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	1,039	1,039
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	3,521	3,521
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	4,930	4,401
OAC Holdings I Corp. (dba Omega Holdings)	First lien senior secured revolving loan	735	1,139
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	4,476	5,222
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	8,469	8,469
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3,302	3,302
OneOncology LLC	First lien senior secured revolving loan	14,269	—
OneOncology LLC	First lien senior secured delayed draw term loan	26,754	—
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	10,148	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	17,905	17,906
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	88	70
PCF Holdco, LLC (dba PCF Insurance Services)	Series A Preferred Units	6,798	—
Pediatric Associates Holding Company, LLC	First lien senior secured delayed draw term loan	533	1,776
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	—	8,891
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	2,570	2,570
Ping Identity Holding Corp.	First lien senior secured revolving loan	2,182	2,182
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured delayed draw term loan	28,553	28,553
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured revolving loan	12,237	12,237
Pluralsight, LLC	First lien senior secured revolving loan	196	196
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	11,854	8,653
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	—	19,248
QAD Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	245	236
Relativity ODA LLC	First lien senior secured revolving loan	435	435

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	June 30, 2023	December 31, 2022
Sailpoint Technologies Holdings, Inc.	First lien senior secured revolving loan	5,718	5,718
Securonix, Inc.	First lien senior secured revolving loan	5,339	5,339
Sensor Technology Topco, Inc.	First lien senior secured revolving loan	20,562	—
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	16,049	16,049
Smarsh Inc.	First lien senior secured delayed draw term loan	10,381	10,381
Smarsh Inc.	First lien senior secured revolving loan	830	5,190
Sonny's Enterprises, LLC	First lien senior secured revolving loan	26,018	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	27,525	—
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	—	315
Southern Air & Heat Holdings, LLC	First lien senior secured revolving loan	203	203
Spotless Brands, LLC	First lien senior secured revolving loan	1,461	1,461
Summit Acquisition Inc.	First lien senior secured delayed draw term loan	12,267	—
Summit Acquisition Inc.	First lien senior secured revolving loan	6,133	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	418	3,626
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	—	13,947
Tahoe Finco, LLC	First lien senior secured revolving loan	6,279	6,279
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	4,455	4,388
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,768	7,768
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured delayed draw term loan	10,317	10,317
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	3,198	4,746
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	13,126	12,555
The Shade Store, LLC	First lien senior secured revolving loan	3,273	4,909
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	112	470
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	1,306	1,306
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	—	10,000
Troon Golf, L.L.C.	First lien senior secured revolving loan	7,207	7,207
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	2,000	1,475
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	338	3,045
Unified Women's Healthcare, LP	First lien senior secured revolving loan	8,120	8,120

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	June 30, 2023	December 31, 2022
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	1,096
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	47	113
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	267	—
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
Zendesk, Inc.	First lien senior secured delayed draw term loan	30,080	30,080
Zendesk, Inc.	First lien senior secured revolving loan	12,386	12,386
Total Unfunded Portfolio Company Commitments		$982,318	$1,067,317

As of June 30, 2023, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $2.0 million for the period from April 22, 2020 (Inception) to June 30, 2023, of which $2.0 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered. The Adviser is responsible for the payment of the Company’s organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by the Company.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2023, management was not aware of any pending or threatened litigation.

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

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
The following table summarizes transactions with respect to shares of the Company’s common stock during the following periods:

	For the Three Months Ended June 30, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	28,126,207	$260,864	6,060,965	$55,934	48,327,199	$446,097	82,514,371	$762,895
Shares/gross proceeds from the private placements	—	—	—	—	2,815,812	25,996	2,815,812	25,996
Share Transfers between classes	(230,952)	(2,127)	—	—	230,202	2,127	(750)	—
Reinvestment of distributions	1,950,230	17,943	619,803	5,709	3,621,469	33,427	6,191,502	57,079
Repurchased shares	(1,763,641)	(16,367)	(1,486,423)	(13,809)	(4,948,651)	(46,071)	(8,198,715)	(76,247)
Total shares/gross proceeds	28,081,844	260,313	5,194,345	47,834	50,046,031	461,576	83,322,220	769,723
Sales load	—	(2,140)	—	(95)	—	—	—	(2,235)
Total shares/net proceeds	28,081,844	$258,173	5,194,345	$47,739	50,046,031	$461,576	83,322,220	$767,488

	For the Three Months Ended June 30, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	45,473,732	$420,307	7,913,719	$72,860	80,385,794	$739,398	133,773,245	$1,232,565
Shares/gross proceeds from the private placements	—	—	—	—	4,402,193	40,509	4,402,193	40,509
Reinvestment of distributions	684,558	6,264	261,628	2,400	1,167,560	10,708	2,113,746	19,372
Repurchased shares	(946,284)	(8,365)	(125,276)	(1,110)	(2,073,617)	(18,414)	(3,145,177)	(27,889)
Total shares/gross proceeds	45,212,006	418,206	8,050,071	74,150	83,881,930	772,201	137,144,007	1,264,557
Sales load	—	(3,423)	—	(114)	—	—	—	(3,537)
Total shares/net proceeds	45,212,006	$414,783	8,050,071	$74,036	83,881,930	$772,201	137,144,007	$1,261,020

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	For the Six Months Ended June 30, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	45,655,179	$423,196	11,076,668	$102,158	86,857,659	$800,065	143,589,506	$1,325,419
Shares/gross proceeds from the private placements	—	—	—	—	4,341,148	40,036	4,341,148	40,036
Share Transfers between classes	(230,952)	(2,127)	—	—	230,202	2,127	(750)	—
Reinvestment of distributions	3,673,891	33,775	1,140,525	10,496	6,741,471	62,155	11,555,887	106,426
Repurchased shares	(4,113,635)	(38,010)	(1,860,989)	(17,262)	(12,310,493)	(114,095)	(18,285,116)	(169,367)
Total shares/gross proceeds	44,984,483	416,834	10,356,204	95,392	85,859,987	790,288	141,200,675	1,302,514
Sales load	—	(3,697)	—	(144)	—	—	—	(3,841)
Total shares/net proceeds	44,984,483	$413,137	10,356,204	$95,248	85,859,987	$790,288	141,200,675	$1,298,673

	For the Six Months Ended June 30, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	93,745,587	$873,325	20,317,574	$188,594	146,097,662	$1,351,638	260,160,823	$2,413,557
Shares/gross proceeds from the private placements	—	—	—	—	8,578,458	79,265	8,578,458	79,265
Reinvestment of distributions	1,074,628	9,894	418,701	3,861	1,799,245	16,593	3,292,574	30,348
Repurchased shares	(1,595,704)	(14,366)	(158,129)	(1,414)	(3,907,137)	(35,392)	(5,660,970)	(51,172)
Total shares/gross proceeds	93,224,511	868,853	20,578,146	191,041	152,568,228	1,412,104	266,370,885	2,471,998
Sales load	—	(7,073)	—	(446)	—	—	—	(7,519)
Total shares/net proceeds	93,224,511	$861,780	20,578,146	$190,595	152,568,228	$1,412,104	266,370,885	$2,464,479

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
April 1, 2022	$9.24	$0.32	$9.56
May 1, 2022	$9.23	$0.32	$9.55
June 1, 2022	$9.02	$0.32	$9.34
January 1, 2023	$9.06	$0.32	$9.38
February 1, 2023	$9.24	$0.32	$9.56
March 1, 2023	$9.23	$0.32	$9.55
April 1, 2023	$9.21	$0.32	$9.53
May 1, 2023	$9.21	$0.32	$9.53
June 1, 2023	$9.18	$0.32	$9.50

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2022	$9.34	$0.14	$9.48
February 1, 2022	$9.33	$0.14	$9.47
March 1, 2022	$9.27	$0.14	$9.41
April 1, 2022	$9.25	$0.14	$9.39
May 1, 2022	$9.24	$0.14	$9.38
June 1, 2022	$9.04	$0.14	$9.18
January 1, 2023	$9.07	$0.14	$9.21
February 1, 2023	$9.25	$0.14	$9.39
March 1, 2023	$9.24	$0.14	$9.38
April 1, 2023	$9.22	$0.14	$9.36
May 1, 2023	$9.22	$0.14	$9.36
June 1, 2023	$9.19	$0.14	$9.33

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2022	$9.34	$—	$9.34
February 1, 2022	$9.34	$—	$9.34
March 1, 2022	$9.28	$—	$9.28
April 1, 2022	$9.26	$—	$9.26
May 1, 2022	$9.25	$—	$9.25
June 1, 2022	$9.05	$—	$9.05
January 1, 2023	$9.08	$—	$9.08
February 1, 2023	$9.26	$—	$9.26
March 1, 2023	$9.26	$—	$9.26
April 1, 2023	$9.24	$—	$9.24

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
May 1, 2023	$9.24	$—	$9.24
June 1, 2023	$9.21	$—	$9.21

Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were recorded during the following periods:

Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
December 5, 2022	January 31, 2023	February 24, 2023	$0.08765	$16,523	$4,296	$30,667
February 10, 2023	February 28, 2023	March 23, 2023	0.06765	12,882	3,372	24,319
February 10, 2023	March 31, 2023	April 26, 2023	0.06765	13,027	3,550	24,938
February 10, 2023	April 30, 2023	May 22, 2023	0.08765	18,233	4,956	33,691
May 9, 2023	May 31, 2023	June 26, 2023	0.06765	14,183	3,884	27,515
May 9, 2023	June 30, 2023	July 26, 2023	0.06765	14,804	3,894	28,323
		Total	$0.44590	$89,652	$23,952	$169,453

(1)Distributions per share are gross of shareholder servicing fees.

The following table presents cash distributions per share that were recorded during the following periods:

Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 2, 2021	January 31, 2022	February 23, 2022	$0.05580	$3,798	$1,094	$6,348
November 2, 2021	February 28, 2022	March 24, 2022	0.05580	4,593	1,367	7,312
November 2, 2021	March 31, 2022	April 25, 2022	0.05580	5,334	1,673	8,860
February 23, 2022	April 30, 2022	May 24, 2022	0.05580	6,147	1,767	10,893
February 23, 2022	May 31, 2022	June 23, 2022	0.05580	6,896	2,003	12,307
February 23, 2022	June 30, 2022	July 26, 2022	0.05580	7,613	2,110	13,541
		Total	$0.33480	$34,381	$10,014	$59,261

(1)Distributions per share are gross of shareholder servicing fees.

The Company has adopted a distribution reinvestment plan pursuant to which shareholders (except for residents of Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Oklahoma, Oregon, Vermont and Washington and clients of participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of the Company’s same class of common stock to which the distribution relates unless they elect to receive their distributions in cash. The Company expects to use newly issued shares to implement the distribution reinvestment plan. The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from the Adviser, which is subject to recoupment. In no event, however, will funds be advanced or borrowed for the purpose of distributions, if the amount of such distributions would exceed the Company’s accrued and received revenues for the previous four quarters, less paid and accrued operating expenses with respect to

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
such revenues and costs. Through June 30, 2023, pursuant to the Expense Support Agreement which was terminated by the Adviser on March 7, 2023, a portion of the Company’s distributions resulted from expense support from the Adviser which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement was to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all. Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the following periods:

	For the Six Months Ended June 30, 2023
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.44590	$283,057	100.0%
Total	$0.44590	$283,057	100.0%

(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to Note 11 "Financial Highlights" for amounts by share class.

	For the Six Months Ended June 30, 2022
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.33480	$103,656	100.0%
Total	$0.33480	$103,656	100.0%

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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
February 25, 2022	S	March 31, 2022	$6,001	$9.24	649,420
February 25, 2022	D	March 31, 2022	$304	$9.25	32,853
February 25, 2022	I	March 31, 2022	$16,978	$9.26	1,833,520
May 25, 2022	S	June 30, 2022	$8,365	$8.84	946,284
May 25, 2022	D	June 30, 2022	$1,110	$8.86	125,276
May 25, 2022	I	June 30, 2022	$18,414	$8.88	2,073,617
February 28, 2023	S	March 31, 2023	$21,643	$9.21	2,349,994

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
February 28, 2023	D	March 31, 2023	$3,453	$9.22	374,566
February 28, 2023	I	March 31, 2023	$68,024	$9.24	7,361,842
May 31, 2023	S	June 30, 2023	$16,367	$9.28	1,763,641
May 31, 2023	D	June 30, 2023	$13,809	$9.29	1,486,423
May 31, 2023	I	June 30, 2023	$46,071	$9.31	4,948,651

Note 9. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended June 30,
	2023			2022
($ in thousands, except per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Increase (decrease) in net assets resulting from operations	$68,006	$17,233	$117,916	$(36,762)	$(8,956)	$(54,008)
Weighted average shares of common stock outstanding—basic and diluted	233,305,828	59,122,097	404,528,122	139,449,179	36,329,375	219,206,555
Earnings (loss) per common share—basic and diluted	$0.29	$0.29	$0.29	$(0.26)	$(0.25)	$(0.25)

	For the Six Months Ended June 30,
	2023			2022
($ in thousands, except per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Increase (decrease) in net assets resulting from operations	$143,663	$36,023	$248,502	$(30,601)	$(6,998)	$(42,556)
Weighted average shares of common stock outstanding—basic and diluted	221,466,999	55,532,022	383,084,074	116,093,069	30,964,275	176,900,067
Earnings (loss) per common share—basic and diluted	$0.65	$0.65	$0.65	$(0.26)	$(0.23)	$(0.24)

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

For the three and six months ended June 30, 2023, the Company recorded U.S. federal excise tax expense of $1.4 million and $1.5 million, respectively. For the three and six months ended June 30, 2022, the Company did not record U.S. federal excise tax expense.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Taxable Subsidiaries

Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2023 the Company recorded a net tax benefit of approximately $1.2 thousand and $2.3 thousand for taxable subsidiaries. For the three and six months ended June 30, 2022, the Company did not record a net-tax benefit (provision).

The Company recorded net deferred tax liability of $5.0 thousand as of June 30, 2023 for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests. The Company did not record a net deferred tax asset (liability) for tax subsidiaries as of December 31, 2022.

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the following periods:

	For the Six Months Ended June 30,
	2023			2022
($ in thousands, except share and per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Per share data:
Net asset value, at beginning of period	$9.06	$9.07	$9.08	$9.33	$9.33	$9.34
Results of operations:
Net investment income (loss)(1)	0.52	0.54	0.56	0.32	0.35	0.36
Net realized and unrealized gain (loss)(2)	0.11	0.11	0.12	(0.45)	(0.46)	(0.46)
Net increase (decrease) in net assets resulting from operations	$0.63	$0.65	$0.68	$(0.13)	$(0.11)	$(0.10)
Shareholder distributions:
Distributions from net investment income(3)	(0.41)	(0.43)	(0.45)	(0.36)	(0.36)	(0.36)
Distributions from realized gains(3)	—	—	—	—	—	—
Distributions in excess of net investment income(3)	—	—	—	—	—	—
Net decrease in net assets from shareholders' distributions	$(0.41)	$(0.43)	$(0.45)	$(0.36)	$(0.36)	$(0.36)
Total increase (decrease) in net assets	0.22	0.22	0.23	(0.49)	(0.47)	(0.46)
Net asset value, at end of period	$9.28	$9.29	$9.31	$8.84	$8.86	$8.88

Total return(4)	4.9%	5.3%	5.5%	(2.2%)	(1.6%)	(1.4)%

Ratios
Ratio of net expenses to average net assets(5)(6)	11.1%	10.6%	10.3%	6.9%	6.0%	6.1%
Ratio of net investment income to average net assets(6)	11.6%	12.3%	12.5%	7.8%	8.1%	8.7%
Portfolio turnover rate	1.3%	1.3%	1.3%	3.9%	3.9%	3.9%

Supplemental Data
Weighted-average shares outstanding	221,466,999	55,532,022	383,084,074	116,093,069	30,964,275	176,900,067
Shares outstanding, end of period	241,935,918	59,251,502	418,671,705	153,925,431	39,130,477	242,671,428
Net assets, end of period	$2,245,301	$550,643	$3,897,613	$1,360,549	$346,803	$2,154,044

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
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
(5)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the six months ended June 30, 2023, the total operating expenses to average net assets were 1.2%, 0.6% and 0.3%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. For the six months ended June 30, 2022, the total operating expenses to average net assets were 7.6%, 6.7% and 6.7%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. Past performance is not a guarantee of future results.
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

Articles of Amendment

Blue Owl Credit Income Corp. was formerly known as “Owl Rock Core Income Corp." On June 22, 2023, the Company filed Articles of Amendment in the state of Maryland to formally change the Company’s name to “Blue Owl Credit Income Corp. ” The Company’s new name took effect on July 6, 2023.

June 2028 Notes

On July 14, 2023, the Company issued an additional $150 million aggregate principal amount of its June 2028 Notes in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The June 2028 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

CLO XII

On July 18, 2023, the Company completed a $396.5 million term debt securitization transaction (the “CLO XII Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO XII Transaction and the secured loan borrowed in the CLO XII Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Owl Rock CLO XII, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XII Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO XII Issuer.

Equity Raise

As of August 10, 2023, the Company has issued 256,463,360 shares of its Class S common stock, 61,343,204 shares of its Class D common stock, and 449,648,397 shares of its Class I common stock and has raised total gross proceeds of $2.4 billion, $0.6 billion, and $4.1 billion, respectively, including seed capital of $1,000 contributed by its Adviser in September 2020 and approximately $25.0 million in gross proceeds raised from Feeder FIC Equity. In addition, the Company has received $275.6 million in subscription payments which the Company accepted on August 3, 2023 and which is pending the Company's determination of the net asset value per share applicable to such purchase.

Commencement of Exchange Offer

On July 24, 2023, the Company commenced an offer to exchange the September 2027 Notes for newly issued registered notes with substantially similar terms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Credit Income Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for fiscal year December 31, 2022 and our Form 10-Q for the quarter ended March 31, 2023 in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 3 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.

Overview

Blue Owl Credit Income Corp. (f/k/a Owl Rock Core Income Corp.) (the “Company”, “we”, “us”, or “our”) is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the 1940 Act. Formed as a Maryland corporation on April 22, 2020, we are externally managed by Blue Owl Credit Advisors LLC (f/k/a Owl Rock Capital Advisors LLC) (the “Adviser”) which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. The Adviser is registered as an investment adviser with the Securities and Exchange Commission (“SEC”). We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to qualify for the tax treatment applicable to RICs. On October 23, 2020, we formed a wholly-owned subsidiary, OR Lending IC LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Lending IC LLC makes loans to borrowers headquartered in California. From time to time we may form wholly-owned subsidiaries to facilitate the normal course of business.

We are managed by our Adviser. Our Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl's Credit platform ("Credit"), which focuses on direct lending. Our Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the overall supervision of our Board, our Adviser manages the day-to-day operations of, and provides investment advisory and management services, to us. The Adviser or its affiliates may engage in certain organizational activities and receive attendant arrangement, structuring or similar fees. Our Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of management professionals.

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

Since meeting the minimum offering requirement and commencing our continuous public offering through June 30, 2023, we have issued 244,886,936 shares of Class S common stock, 59,492,163 shares of Class D common stock, and 433,343,601 shares of Class I common stock for gross proceeds of $2.3 billion, $0.5 billion, and $4.0 billion, respectively, including $1,000 of seed capital contributed by our Adviser in September 2020, approximately $25.0 million in gross proceeds raised in the private placement from Feeder FIC Equity, and 18,470,188 shares of our Class I common stock issued in a private placement issued to feeder vehicles primarily created to hold our Class I shares for gross proceeds of approximately $0.2 billion. The shares purchased by the Adviser and

Feeder FIC Equity are subject to a lock-up pursuant to FINRA Rule 5110(e)(1) for a period of 180 days from the date of commencement of sales in the offering, and the Adviser, Feeder FIC Equity, and their permitted assignees may not engage in any transaction that would result in the effective economic disposition of the Class I shares.

Our Adviser also serves as investment adviser to Blue Owl Capital Corporation and Blue Owl Capital Corporation II.

Blue Owl consists of three divisions: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on real estate strategies. Blue Owl's Credit platform is comprised of the Adviser, Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC ("OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OTCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which also are registered investment advisers. As of June 30, 2023, the Adviser and its affiliates had $73.8 billion of assets under management across the Blue Owl Credit platform.

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

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (the "Order") that has been granted to our Adviser and its affiliates by the SEC to permit us to co-invest with other funds managed by our Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our order to permit us to invest in follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers` investment allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of other funds managed by the Adviser or its affiliates that could avail themselves of exemptive relief and that have an investment objective similar to ours.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through June 30, 2023, our Adviser and its affiliates have originated $78.0 billion aggregate principal amount of investments, of which $74.4 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. upper middle market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder. We intend, under normal circumstances, to invest directly, or indirectly through our investments in Blue Owl Credit Income Senior Loan Fund (f/k/a ORCIC Senior Loan Fund) (“OCIC SLF”) or any similarly situated companies, at least 80% of the value of our total assets in credit investments. We define “credit” to mean debt investments made in exchange for regular interest payments.

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

We target portfolio companies where we can structure larger transactions that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio). As of June 30, 2023, our average investment size in each of our portfolio companies was approximately $54.1 million based on fair value. As of June 30, 2023, excluding the investment in OCIC SLF and certain investments that fall outside our typical borrower profile, our portfolio companies representing 85.3% of our total debt portfolio based on fair value, had weighted average annual revenue of $939.0 million, weighted average annual EBITDA of $215.8 million and an average interest coverage of 2.1x.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2023, 99.1% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of June 30, 2023, the amount of Expense Support payments provided by our Adviser since inception is $9.4 million.

Our obligation to make Reimbursement Payments, subject to the conditions above, survives the termination of the Expense Support Agreement. There are no Reimbursement Payments conditionally due from the Company to the Adviser.

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

Market Trends

We believe the middle market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns based on a combination of the following factors,

Limited Availability of Capital for Middle Market Companies. We believe that regulatory and structural factors, industry consolidation and general risk aversion, limit the amount of traditional financing available to U.S. middle market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there are a lack of market participants that are willing to hold meaningful amounts of certain middle market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle market, present an attractive opportunity to invest in middle market companies.

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

Robust Demand for Debt Capital. The middle market is a large addressable market. According to GE Capital’s National Center for the Middle Market mid-year 2022 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility, current period of market volatility caused, in par, by elevated inflation, rising interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. In addition, we believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.6 trillion as of January 2022, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

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

Portfolio and Investment Activity

As of June 30, 2023, based on fair value, our portfolio consisted of 80.2% first lien senior secured debt investments (of which 51.7% we consider to be unitranche debt investments (including "last-out" portions of such loans)), 8.8% second-lien senior secured debt investments, 1.7% unsecured debt investments, 1.7% joint ventures, 5.0% preferred equity investments, and 2.6% common equity investments.

As of June 30, 2023, our weighted average total yield of the portfolio at fair value and amortized cost was 11.4% and 11.4%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 11.6% and 11.6%, respectively.

As of June 30, 2023 we had investments in 242 portfolio companies with an aggregate fair value of $13.1 billion. As of June 30, 2023, we had net leverage of 0.94x debt-to-equity and we target net leverage of 0.90x-1.25x debt-to-equity.

We expect the pace of our originations to vary with the pace of repayments and the pace at which we raise funds in our public and private offerings. In periods with lower repayment volume, the pace of our originations is expected to slow. Currently, rising interest rates, reduced refinancing activity and market uncertainty has led to a decline in merger and acquisitions activity which in turn has led to moderate repayments and originations over the quarter. In addition, although the pace of originations remains slow, the credit quality of our portfolio has been consistent. We continue to focus on investing in recession resistant industries that we are familiar with, including service oriented sectors such as software, insurance, food and beverage and healthcare, and on additional financings to our existing borrowers. The majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. In addition, the current lending environment is favorable to direct lenders, which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protections.

We also continue to invest in specialty financing portfolio companies, including OCIC SLF, Fifth Season Investment LLC ("Fifth Season"), LSI Financing DAC 1 ("LSI Financing"), and AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series2.1 Aviation Feeder, LLC (collectively, "Amergin AssetCo") and have seen a meaningful increase in the value of some of these strategic equity positions. These companies may use our capital to support acquisitions which could continue to lead to increased dividend income across well-diversified underlying portfolios. See "Specialty Financing Portfolio Companies."

Many of the companies in which we invest have experienced relief and are experiencing improved profitability from earlier supply chain disruptions resulting from the pandemic, the war between Russia and Ukraine and elements of geopolitical, economic and financial market instability. In addition, we have seen a moderation in input costs which has helped to offset the impact of rising rates and support growth. These companies are continuing to see solid demand with modest growth in both revenues and EBITDA. However, in the event that the U.S. economy enters into a recession, it is possible that the results of some of the middle market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.

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

Our investment activity for the following periods are presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended June 30,
($ in thousands)	2023	2022
New investment commitments
Gross originations	$1,790,416	$3,851,121
Less: Sell downs	(32,549)	(227,924)
Total new investment commitments	$1,757,867	$3,623,197
Principal amount of investments funded:
First-lien senior secured debt investments	$1,425,032	$2,290,127
Second-lien senior secured debt investments	—	218,526
Unsecured debt investments	—	63,865
Joint ventures	40,250	—
Preferred equity investments	35,019	166,062
Common equity investments	15,875	31,034
Total principal amount of investments funded	$1,516,176	$2,769,614
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(131,376)	$(76,030)
Second-lien senior secured debt investments	—	—
Unsecured debt investments	—	—
Joint ventures	—	—
Preferred equity investments	(2,994)	—

	For the Three Months Ended June 30,
($ in thousands)	2023	2022
Common equity investments	(195)	—
Total principal amount of investments sold or repaid	$(134,565)	$(76,030)
Number of new investment commitments in new portfolio companies(1)	22	51
Average new investment commitment amount in new portfolio companies	63,782	42,146
Weighted average term for new investment commitments (in years)	5.1	5.2
Percentage of new debt investment commitments at floating rates	100.0%	99.1%
Percentage of new debt investment commitments at fixed rates	—%	0.9%
Weighted average interest rate of new debt investment commitments(2)(3)	11.4%	7.8%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	6.2%	5.7%

(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)For the three months ended June 30, 2023, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.27% as of June 30, 2023.
(3)For the three months ended June 30, 2022, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR which was 2.12% as of June 30, 2022.

Investments at fair value and amortized cost consisted of the below as of the following periods:

	June 30, 2023			December 31, 2022
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$10,508,752	$10,510,930	(4)	$8,499,854	$8,448,540	(5)
Second-lien senior secured debt investments	1,207,682	1,156,422		1,203,388	1,142,862
Unsecured debt investments	231,273	227,659		221,564	211,328
Preferred equity investments(1)	661,110	652,907		510,033	500,023
Common equity investments(2)	301,207	325,496		248,176	264,437
Joint ventures(3)	222,933	226,230		141,777	140,394
Total Investments	$13,132,957	$13,099,644		$10,824,792	$10,707,584

(1)Includes investment in LSI Financing.
(2)Includes investments in Amergin AssetCo and Fifth Season.
(3)Includes investments in OCIC SLF.
(4)51.7% of which we consider unitranche loans.
(5)55.4% of which we consider unitranche loans.

The table below describes investments by industry composition based on fair value as of the following periods:

	June 30, 2023	December 31, 2022
Advertising and media	2.3%	2.8%
Aerospace and defense	0.3	0.4
Asset based lending and fund finance(1)	1.2	1.2
Automotive	1.1	1.4
Buildings and real estate	4.1	4.0
Business services	6.6	7.3
Chemicals	1.6	1.7
Consumer products	2.6	2.4
Containers and packaging	3.3	3.6
Distribution	2.5	2.3
Education	1.2	1.4
Energy equipment and services	—	0.1

	June 30, 2023	December 31, 2022
Financial services	1.9	2.6
Food and beverage	4.8	5.8
Healthcare equipment and services	3.9	3.9
Healthcare providers and services	13.1	14.4
Healthcare technology	4.9	5.2
Household products	2.3	2.4
Human resource support services	0.9	1.1
Infrastructure and environmental services	1.3	0.9
Insurance(2)	10.0	9.7
Internet software and services	13.4	13.6
Joint ventures(3)	1.7	1.3
Leisure and entertainment	1.1	1.2
Manufacturing	5.0	3.0
Pharmaceuticals(4)	0.6	—
Professional services	4.7	2.8
Specialty retail	2.5	3.2
Telecommunications	0.1	—
Transportation	1.0	0.3
Total	100.0%	100.0%

(1)Includes equity investment in Amergin AssetCo.
(2)Includes investment in Fifth Season.
(3)Includes investment in OCIC SLF.
(4)Includes investment in LSI Financing.

The table below describes investments by geographic composition based on fair value as of the following periods:

	June 30, 2023	December 31, 2022
United States:
Midwest	19.1%	20.4%
Northeast	18.6	20.0
South	34.7	29.7
West	18.8	20.7
International	8.8	9.2
Total	100.0%	100.0%

The table below describes the weighted average yields and interest rates of our investments at fair value as of the following periods:

	June 30, 2023	December 31, 2022
Weighted average total yield of portfolio(1)	11.4%	10.6%
Weighted average total yield of debt and income producing securities(1)	11.6%	10.9%
Weighted average interest rate of debt securities	11.1%	10.2%
Weighted average spread over base rate of all floating rate investments	6.0%	5.9%
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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	June 30, 2023		December 31, 2022
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$394,429	3.0%	$239,458	2.2%
2	12,341,233	94.2	10,335,440	96.6
3	357,462	2.7	127,472	1.2
4	6,520	0.1	—	—
5	—	—	5,214	—
Total	$13,099,644	100.0%	$10,707,584	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of the following periods:

	June 30, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$11,943,856	100.0%	$9,914,939	99.9%
Non-accrual	3,851	—	9,867	0.1
Total	$11,947,707	100.0%	$9,924,806	100.0%

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

Fifth Season Investments LLC

Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, we made a $15.9 million equity commitment to Fifth Season. We increased our commitment to Fifth Season on October 17, 2022, November 9, 2022, November 15, 2022, November 29, 2022, February 9, 2023, May 3, 2023, June 1, 2023, June 13, 2023, June 20, 2023 by $73.6 million, $1.7 million, $7.3 million, $7.0 million, $5.3 million, $5.3 million, $3.5 million, $3.5 million and $3.5 million, respectively. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC.

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

Blue Owl Credit Income Senior Loan Fund LLC (f/k/a ORCIC Senior Loan Fund LLC)

Blue Owl Credit Income Senior Loan Fund LLC ("OCIC SLF"), a Delaware limited liability company, was formed as our wholly-owned subsidiary and commenced operations on February 14, 2022. On November 2, 2022, we and State Teachers Retirement System of Ohio (“OSTRS” and together with the Company, the “Members” and each, a “Member”) entered into an Amended and Restated Limited Liability Company Agreement to co-manage OCIC SLF as a joint-venture. OCIC SLF’s principal purpose is to make investments, primarily in senior secured loans that are made to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. We and OSTRS have agreed to contribute $437.5 million and $62.5 million, respectively, to OCIC SLF. We and OSTRS have a 87.5% and 12.5% economic ownership, respectively, in OCIC SLF. Except under certain circumstances, contributions to OCIC SLF cannot be redeemed. OCIC SLF is managed by a board consisting of an equal number of representatives appointed by each Member and which acts unanimously. Investment decisions must be approved unanimously by an investment committee consisting of an equal number of representative appointed by each Member.

We have determined that OCIC SLF is an investment company under Accounting Standards Codification (“ASC”) 946, however, in accordance with such guidance, we will generally not consolidate our investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, we do not consolidate our non-controlling interest in OCIC SLF.

As of June 30, 2023 and December 31, 2022, OCIC SLF had total investments in senior secured debt at fair value, as determined by an independent valuation firm, of $789.8 million and $506.2 million, respectively. The determination of fair value is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended; however, such fair value is not included in our valuation process. The following table is a summary of OCIC SLF’s portfolio as well as a listing of the portfolio investments in OCIC SLF's portfolio as of the following periods:

($ in thousands)	June 30, 2023	December 31, 2022
Total senior secured debt investments(1)	$809,964	$529,463
Weighted average spread over base rate(1)	3.8%	4.4%
Number of portfolio companies	142	74
Largest funded investment to a single borrower(1)	$14,493	$14,547
_____________
(1)At par.

Blue Owl Credit Income Senior Loan Fund's Portfolio as of June 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Debt Investments(5)
Aerospace and defense
American Airlines, Inc.(11)	First lien senior secured loan	SR +	2.75%	02/2028	$2,000	$1,964	$1,961	0.8%
Avolon TLB Borrower 1 (US) LLC(9)	First lien senior secured loan	SR +	2.50%	06/2028	8,000	7,920	7,990	3.0%
Bleriot US Bidco Inc.(10)	First lien senior secured loan	SR +	4.00%	10/2026	5,246	5,164	5,238	2.0%
Peraton Corp.(9)	First lien senior secured loan	SR +	3.75%	02/2028	7,532	7,277	7,385	2.9%
Transdigm, Inc.(10)	First lien senior secured loan	SR +	3.25%	08/2028	3,990	3,982	3,986	1.5%
Transdigm, Inc.(10)	First lien senior secured loan	SR +	3.25%	02/2027	2,985	2,933	2,985	1.2%
					29,753	29,240	29,545	11.4%
Automotive
Belron Finance US LLC(10)	First lien senior secured loan	SR +	2.75%	04/2029	$2,500	$2,488	$2,499	0.9%
PAI Holdco, Inc.(7)	First lien senior secured loan	L +	3.75%	10/2027	6,595	6,130	6,096	2.4%
					9,095	8,618	8,595	3.3%
Buildings and real estate
CPG International LLC(9)	First lien senior secured loan	SR +	2.50%	04/2029	$6,924	$6,889	$6,887	2.7%
Beacon Roofing Supply, Inc.(6)	First lien senior secured loan	L +	2.25%	05/2028	3,486	3,482	3,473	1.3%
Cushman & Wakefield U.S. Borrower, LLC(9)	First lien senior secured loan	SR +	2.75%	08/2025	2,000	1,967	1,980	0.8%
Dodge Construction Network, LLC(10)(12)	First lien senior secured loan	SR +	4.75%	02/2029	5,247	4,915	4,198	1.6%
GYP Holdings III Corp.(10)(12)	First lien senior secured loan	SR +	3.00%	05/2030	2,000	1,990	2,000	0.8%
RealPage, Inc.(9)	First lien senior secured loan	SR +	3.00%	04/2028	10,493	9,924	10,255	3.9%

Blue Owl Credit Income Senior Loan Fund's Portfolio as of June 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Wrench Group LLC(10)	First lien senior secured loan	SR +	4.00%	04/2026	9,710	9,693	9,593	3.7%
					39,860	38,860	38,386	14.8%
Business services
Prime Security Services Borrower, LLC(6)	First lien senior secured loan	L +	2.75%	09/2026	$1,990	$1,961	$1,988	0.8%
BrightView Landscapes, LLC(10)	First lien senior secured loan	SR +	3.25%	04/2029	10,486	10,201	10,319	4.0%
ConnectWise, LLC(6)	First lien senior secured loan	L +	3.50%	09/2028	10,493	9,951	10,199	3.9%
IDEMIA Group SAS(10)(12)	First lien senior secured loan	SR +	4.75%	09/2028	2,000	1,975	1,975	0.8%
Packers Holdings, LLC(9)	First lien senior secured loan	SR +	3.25%	03/2028	6,159	5,693	4,248	1.6%
Brown Group Holdings, LLC(10)	First lien senior secured loan	SR +	3.75%	07/2029	3,512	3,478	3,503	1.4%
Sitel Worldwide Corp.(6)	First lien senior secured loan	L +	3.75%	08/2028	6,975	6,868	6,806	2.6%
VM Consolidated, Inc.(9)	First lien senior secured loan	SR +	3.25%	03/2028	2,419	2,396	2,419	0.9%
					44,034	42,523	41,457	16.0%
Chemicals
Aruba Investments Holdings, LLC (dba Angus Chemical Company)(9)(12)	First lien senior secured loan	SR +	4.75%	11/2027	$2,985	$2,796	$2,925	1.1%
Axalta Coating Systems US Holdings Inc.(10)	First lien senior secured loan	SR +	3.00%	12/2029	4,613	4,571	4,618	1.7%
Cyanco Intermediate 2 Corp.(9)(12)	First lien senior secured loan	SR +	4.75%	07/2028	3,000	2,910	2,910	1.1%
H.B. Fuller Company(9)	First lien senior secured loan	SR +	2.50%	02/2030	1,995	1,995	2,000	0.8%
Ineos US Petrochem LLC(9)(12)	First lien senior secured loan	SR +	3.75%	03/2030	2,000	1,980	1,990	0.8%
Ineos US Finance LLC(9)	First lien senior secured loan	SR +	3.50%	02/2030	2,000	1,981	1,987	0.8%
Ineos US Finance LLC(9)	First lien senior secured loan	SR +	3.75%	11/2027	2,993	2,895	2,979	1.2%
Nouryon Finance B.V.(10)	First lien senior secured loan	SR +	4.00%	04/2028	2,000	1,981	1,979	0.8%
Blue Tree Holdings, Inc.(10)	First lien senior secured loan	SR +	2.50%	03/2028	3,985	3,948	3,908	1.5%
Windsor Holdings III LLC(10)	First lien senior secured loan	SR +	4.50%	06/2030	5,000	4,900	4,908	1.9%
					30,571	29,957	30,204	11.7%
Consumer products
Olaplex, Inc.(9)	First lien senior secured loan	SR +	3.50%	02/2029	$5,247	$4,892	$4,893	1.9%
					5,247	4,892	4,893	1.9%
Containers and packaging
Berlin Packaging L.L.C.(7)	First lien senior secured loan	L +	3.75%	03/2028	$11,548	$11,128	$11,339	4.4%
BW Holding, Inc.(10)(12)	First lien senior secured loan	SR +	4.00%	12/2028	7,728	7,608	7,046	2.7%
Charter NEX US, Inc.(9)	First lien senior secured loan	SR +	3.75%	12/2027	4,974	4,929	4,931	1.9%
Valcour Packaging, LLC(8)	First lien senior secured loan	L +	3.75%	10/2028	9,875	9,856	8,300	3.2%
Ring Container Technologies Group, LLC(9)	First lien senior secured loan	SR +	3.50%	08/2028	9,713	9,552	9,662	3.8%
Trident TPI Holdings, Inc.(10)	First lien senior secured loan	SR +	4.50%	09/2028	4,000	3,883	3,939	1.5%
Tricorbraun Holdings, Inc.(9)	First lien senior secured loan	SR +	3.25%	03/2028	10,493	9,989	10,201	3.9%
					58,331	56,945	55,418	21.4%
Distribution
Dealer Tire, LLC(9)	First lien senior secured loan	SR +	4.50%	12/2027	$3,939	$3,875	$3,920	1.5%
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(9)	First lien senior secured loan	SR +	4.75%	12/2028	5,292	5,240	5,273	2.1%
SRS Distribution, Inc.(6)	First lien senior secured loan	L +	3.50%	06/2028	10,520	9,844	10,204	3.9%
White Cap Supply Holdings, LLC(9)	First lien senior secured loan	SR +	3.75%	10/2027	10,520	10,018	10,412	4.0%
					30,271	28,977	29,809	11.5%
Education
Sophia, L.P.(9)(12)	First lien senior secured loan	SR +	4.25%	10/2027	$9,713	$9,696	$9,689	3.7%
Severin Acquisition, LLC (dba Powerschool)(10)	First lien senior secured loan	SR +	3.00%	08/2025	4,872	4,799	4,867	2.0%
Renaissance Learning, Inc.(10)	First lien senior secured loan	SR +	4.75%	05/2025	3,500	3,404	3,452	1.3%
					18,085	17,899	18,008	7.0%
Energy equipment and services
AMG Advanced Metallurgical Group N.V(9)	First lien senior secured loan	SR +	3.50%	11/2028	$3,448	$3,423	$3,430	1.3%
AZZ Inc.(9)	First lien senior secured loan	SR +	4.25%	05/2029	7,925	7,864	7,923	3.1%
Pike Corp.(9)	First lien senior secured loan	SR +	3.00%	01/2028	9,800	9,624	9,749	3.8%

Blue Owl Credit Income Senior Loan Fund's Portfolio as of June 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Brookfield WEC Holdings Inc.(9)	First lien senior secured loan	SR +	3.75%	08/2025	3,474	3,453	3,473	1.3%
					24,647	24,364	24,575	9.5%
Financial services
Acuris Finance US, Inc. (ION Analytics) (10)	First lien senior secured loan	SR +	4.00%	02/2028	$4,500	$4,406	$4,437	1.7%
AllSpring Buyer(10)	First lien senior secured loan	SR +	3.75%	11/2028	4,963	4,903	4,938	1.9%
Deerfield Dakota Holdings(10)	First lien senior secured loan	SR +	3.75%	04/2027	7,869	7,525	7,622	2.9%
The Edelman Financial Engines Center, LLC(6)	First lien senior secured loan	L +	3.75%	04/2028	3,980	3,893	3,874	1.5%
Focus Financial Partners, LLC(9)	First lien senior secured loan	SR +	3.25%	06/2028	4,963	4,884	4,918	1.9%
Focus Financial Partners, LLC(10)	First lien senior secured loan	SR +	3.50%	06/2028	3,000	2,955	2,978	1.2%
Guggenheim Partners Investment Management Holdings, LLC(10)	First lien senior secured loan	SR +	3.25%	12/2029	4,975	4,893	4,965	1.9%
Harbourvest Partners, L.P.(10)	First lien senior secured loan	SR +	3.00%	04/2030	2,500	2,463	2,494	1.0%
TMF Sapphire Bidco B.V.(10)	First lien senior secured loan	SR +	5.00%	05/2028	2,500	2,450	2,497	1.0%
					39,250	38,372	38,723	15.0%
Food and beverage
Aramark Services, Inc.(9)(12)	First lien senior secured loan	SR +	2.50%	06/2030	$2,000	$1,980	$1,980	0.8%
Nomad Foods Europe Midco Ltd.(11)	First lien senior secured loan	SR +	3.75%	11/2029	5,000	4,812	4,994	1.9%
Pegasus BidCo B.V.(10)(12)	First lien senior secured loan	SR +	4.25%	07/2029	5,473	5,316	5,199	2.0%
Shearer's Foods, LLC(9)	First lien senior secured loan	SR +	3.50%	09/2027	8,762	8,207	8,642	3.3%
Simply Good Foods USA, Inc.(9)	First lien senior secured loan	SR +	2.50%	03/2027	4,097	4,068	4,079	1.6%
Naked Juice LLC (dba Tropicana)(10)	First lien senior secured loan	SR +	3.25%	01/2029	10,520	9,679	9,766	3.8%
					35,852	34,062	34,660	13.4%
Healthcare equipment and services
Confluent Medical Technologies, Inc.(10)(12)	First lien senior secured loan	SR +	3.75%	02/2029	$9,713	$9,583	$9,567	3.7%
Dermatology Intermediate Holdings III, Inc.(10)	First lien senior secured loan	SR +	4.25%	03/2029	9,900	9,788	9,771	3.8%
Dermatology Intermediate Holdings III, Inc.(10)(13)	First lien senior secured delayed draw term loan	SR +	4.25%	03/2029	1,781	1,771	1,757	0.7%
Medline Borrower, LP(9)	First lien senior secured loan	SR +	3.25%	10/2028	8,285	7,773	8,184	3.2%
Natus Medical Inc.(10)(12)	First lien senior secured loan	SR +	5.50%	07/2029	4,478	4,180	4,455	1.7%
Zest Acquisition Corp.(9)	First lien senior secured loan	SR +	5.50%	02/2028	5,990	5,750	5,743	2.2%
					40,147	38,845	39,477	15.3%
Healthcare providers and services
Covetrus, Inc.(10)	First lien senior secured loan	SR +	5.00%	10/2029	$9,476	$8,949	$8,805	3.4%
LSCS Holdings, Inc.(6)(12)	First lien senior secured loan	L +	4.50%	12/2028	6,152	5,994	5,992	2.3%
HAH Group Holding Company LLC (dba Help at Home)(10)(12)	First lien senior secured loan	SR +	5.00%	10/2027	998	998	973	0.4%
MJH Healthcare Holdings, LLC(9)(12)	First lien senior secured loan	SR +	3.50%	01/2029	3,812	3,753	3,774	1.5%
Phoenix Newco, Inc. (dba Parexel)(9)	First lien senior secured loan	SR +	3.25%	11/2028	7,406	7,155	7,340	2.8%
Pediatric Associates Holding Company, LLC(9)(12)	First lien senior secured loan	SR +	4.50%	12/2028	2,000	1,921	1,990	0.8%
Pediatric Associates Holding Company, LLC(9)(13)	First lien senior secured delayed draw term loan	SR +	3.25%	12/2028	222	218	216	0.1%
Pediatric Associates Holding Company, LLC(9)	First lien senior secured loan	SR +	3.25%	12/2028	5,119	5,036	4,998	1.9%
Physician Partners, LLC(10)	First lien senior secured loan	SR +	4.00%	12/2028	9,900	9,396	9,281	3.6%
Premise Health Holding(10)(12)	First lien senior secured loan	SR +	4.75%	07/2025	3,218	3,188	3,193	1.2%
					48,303	46,608	46,562	18.0%
Healthcare technology
Athenahealth Group Inc.(9)	First lien senior secured loan	SR +	3.50%	02/2029	$9,355	$8,641	$8,993	3.5%
Athenahealth Group Inc.(9)(13)	First lien senior secured delayed draw term loan	SR +	3.50%	02/2029	—	(104)	(39)	—%
Gainwell Acquisition Corp.(10)	First lien senior secured loan	SR +	4.00%	10/2027	4,980	4,887	4,899	1.9%
GHX Ultimate Parent Corp.(10)	First lien senior secured loan	SR +	4.75%	06/2027	3,000	2,927	3,002	1.2%
Imprivata, Inc.(9)	First lien senior secured loan	SR +	4.25%	12/2027	9,713	9,552	9,563	3.7%

Blue Owl Credit Income Senior Loan Fund's Portfolio as of June 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
PointClickCare Technologies Inc.PointClickCare Technologies Inc(8)	First lien senior secured loan	L +	3.00%	12/2027	1,995	1,965	1,990	0.8%
R1 RCM Inc.(9)	First lien senior secured loan	SR +	3.00%	06/2029	3,990	3,990	3,990	1.5%
Bracket Intermediate Holding Corp.(10)(12)	First lien senior secured loan	SR +	5.00%	05/2028	5,667	5,500	5,553	2.1%
Verscend Holding Corp.(9)	First lien senior secured loan	SR +	4.00%	08/2025	9,894	9,793	9,879	3.8%
Zelis Cost Management Buyer, Inc.(6)	First lien senior secured loan	L +	3.50%	09/2026	4,477	4,473	4,470	1.7%
					53,071	51,624	52,300	20.2%
Household products
Samsonite International S.A.(9)	First lien senior secured loan	SR +	2.75%	06/2030	$2,000	$1,990	$2,004	0.8%
					2,000	1,990	2,004	0.8%
Infrastructure and environmental services
Asplundh Tree Expert, LLC(9)	First lien senior secured loan	SR +	1.75%	09/2027	$997	$993	$994	0.4%
Osmose Utilities Services, Inc.(9)	First lien senior secured loan	SR +	3.25%	06/2028	9,713	9,058	9,504	3.6%
USIC Holdings, Inc.(6)	First lien senior secured loan	L +	3.50%	05/2028	2,962	2,828	2,799	1.1%
					13,672	12,879	13,297	5.1%
Insurance
Acrisure, LLC(10)	First lien senior secured loan	SR +	5.75%	02/2027	$7,463	$7,181	$7,481	2.9%
AssuredPartners, Inc.(9)	First lien senior secured loan	SR +	4.25%	02/2027	4,963	4,808	4,947	1.9%
Broadstreet Partners, Inc.(10)	First lien senior secured loan	SR +	2.75%	01/2027	4,155	4,107	4,095	1.6%
Broadstreet Partners, Inc.(9)	First lien senior secured loan	SR +	4.00%	01/2029	3,000	2,963	2,978	1.2%
Hub International(9)	First lien senior secured loan	SR +	4.25%	04/2025	8,000	7,920	8,014	3.1%
Howden Group Holdings Ltd. (dba HIG Finance 2 Ltd. / Preatorian)(9)	First lien senior secured loan	SR +	4.00%	04/2030	3,990	3,833	3,975	1.5%
IMA Financial Group, Inc.(9)(12)	First lien senior secured loan	SR +	4.25%	11/2028	3,500	3,413	3,413	1.3%
					35,071	34,225	34,903	13.5%
Internet software and services
Barracuda Parent, LLC(10)	First lien senior secured loan	SR +	4.50%	08/2029	$10,547	$10,120	$10,160	3.9%
Boxer Parent Company Inc.(9)	First lien senior secured loan	SR +	3.75%	10/2025	1,988	1,968	1,970	0.8%
Central Parent, Inc.(10)	First lien senior secured loan	SR +	4.25%	07/2029	10,547	10,331	10,510	4.1%
DCert Buyer, Inc.(10)	First lien senior secured loan	SR +	4.00%	10/2026	4,982	4,955	4,931	1.9%
E2open, LLC(9)	First lien senior secured loan	SR +	3.50%	02/2028	6,841	6,732	6,801	2.7%
Hyland Software, Inc.(6)	First lien senior secured loan	L +	3.50%	07/2024	9,896	9,752	9,807	3.8%
Idera, Inc.(9)	First lien senior secured loan	SR +	3.75%	03/2028	5,980	5,814	5,813	2.2%
Infinite Bidco LLC(10)(12)	First lien senior secured loan	SR +	3.25%	03/2028	2,985	2,886	2,881	1.1%
Delta TopCo, Inc. (dba Infoblox, Inc.)(11)	First lien senior secured loan	SR +	3.75%	12/2027	10,519	9,693	10,163	3.9%
McAfee Corp.(9)	First lien senior secured loan	SR +	3.75%	03/2029	2,985	2,858	2,849	1.1%
Perforce Software, Inc.(6)	First lien senior secured loan	L +	3.75%	07/2026	2,985	2,839	2,818	1.1%
Quartz Acquireco, LLC (dba Qualtrics AcquireCo, LLC)(9)(12)	First lien senior secured loan	SR +	3.50%	04/2030	4,000	3,960	3,960	1.5%
Rocket Software, Inc.(9)	First lien senior secured loan	SR +	4.25%	11/2025	5,600	5,514	5,535	2.2%
SONICWALL US Holdings Inc.(10)	First lien senior secured loan	SR +	3.75%	05/2025	4,195	4,141	4,135	1.6%
Sophos Holdings, LLC(9)	First lien senior secured loan	SR +	3.50%	03/2027	10,492	10,294	10,399	4.0%
UST Holdings, Ltd.(9)(12)	First lien senior secured loan	SR +	3.50%	11/2028	7,078	7,053	6,954	2.7%
VS Buyer LLC(9)	First lien senior secured loan	SR +	3.25%	02/2027	2,985	2,985	2,940	1.1%
					104,605	101,895	102,626	39.7%
Leisure and entertainment
Delta 2 (Lux) SARL (dba Formula One)(9)	First lien senior secured loan	SR +	3.00%	01/2030	$3,000	$2,972	$2,999	1.2%
					3,000	2,972	2,999	1.2%
Manufacturing
Altar Bidco, Inc.(11)	First lien senior secured loan	SR +	3.10%	02/2029	$4,739	$4,538	$4,659	1.8%
Columbus McKinnon Corp.(10)	First lien senior secured loan	SR +	2.75%	05/2028	491	487	489	0.2%
EMRLD Borrower LP (dba Emerson Climate Technologies, Inc.)(10)	First lien senior secured loan	SR +	3.00%	05/2030	10,018	9,919	10,009	3.9%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)	First lien senior secured loan	L +	3.50%	05/2028	4,975	4,941	4,871	1.9%

Blue Owl Credit Income Senior Loan Fund's Portfolio as of June 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
DXP Enterprises, Inc.(11)	First lien senior secured loan	SR +	5.25%	12/2027	6,952	6,657	6,966	2.8%
Entegris, Inc.(9)	First lien senior secured loan	SR +	2.75%	07/2029	2,384	2,384	2,385	0.9%
Filtration Group Corp.(9)	First lien senior secured loan	SR +	4.25%	10/2028	3,990	3,950	3,985	1.5%
Gates Global LLC(9)	First lien senior secured loan	SR +	3.50%	11/2029	1,985	1,929	1,983	0.8%
Pro Mach Group, Inc.(6)	First lien senior secured loan	L +	4.00%	08/2028	10,493	10,250	10,459	4.0%
Pro Mach Group, Inc.(10)(12)	First lien senior secured loan	SR +	5.00%	08/2028	4,000	3,814	4,000	1.5%
Watlow Electric Manufacturing Company(10)	First lien senior secured loan	SR +	3.75%	03/2028	7,905	7,781	7,802	3.0%
					57,932	56,650	57,608	22.3%
Pharmaceuticals
Fortrea Holdings Inc.(10)	First lien senior secured loan	SR +	3.75%	06/2030	$2,000	$1,970	$1,999	0.8%
					2,000	1,970	1,999	0.8%
Professional services
Apex Group Treasury, LLC(7)(12)	First lien senior secured loan	L +	3.75%	07/2028	$4,913	$4,739	$4,839	1.9%
Apex Group Treasury, LLC(10)(12)	First lien senior secured loan	SR +	5.00%	07/2028	2,488	2,349	2,475	1.0%
Camelot U.S. Acquisition 1 Co.(9)	First lien senior secured loan	SR +	3.00%	10/2026	2,000	1,983	1,996	0.8%
Skopima Merger Sub Inc.(6)	First lien senior secured loan	L +	4.00%	05/2028	4,975	4,739	4,826	1.9%
Corporation Service Company(9)	First lien senior secured loan	SR +	3.25%	11/2029	1,990	1,985	1,992	0.8%
EM Midco2 Ltd. (dba Element Materials Technology)(10)	First lien senior secured loan	SR +	4.25%	06/2029	9,060	8,952	8,856	3.4%
Genuine Financial Holdings LLC(6)	First lien senior secured loan	L +	3.75%	07/2025	3,976	3,976	3,967	1.5%
Red Ventures, LLC(9)	First lien senior secured loan	SR +	3.00%	03/2030	3,990	3,951	3,954	1.5%
Sovos Compliance, LLC(9)	First lien senior secured loan	SR +	4.50%	08/2028	10,494	10,174	10,104	3.9%
VT Topco, Inc. (dba Veritext)(9)	First lien senior secured loan	SR +	3.75%	08/2025	3,983	3,936	3,922	1.5%
VT Topco, Inc. (dba Veritext)(9)(13)	First lien senior secured delayed draw term loan	SR +	3.75%	08/2025	—	—	—	—%
Vistage Worldwide, Inc.(9)(12)	First lien senior secured loan	SR +	5.25%	07/2029	3,970	3,822	3,930	1.5%
					51,839	50,606	50,861	19.7%
Specialty retail
Pilot Travel Centers LLC(9)	First lien senior secured loan	SR +	2.00%	08/2028	$796	$791	$794	0.3%
					796	791	794	0.3%
Telecommunications
Ciena Corp.(9)	First lien senior secured loan	SR +	2.50%	01/2030	$1,995	$1,986	$1,995	0.8%
Cogeco Communications (USA) II L.P.(9)	First lien senior secured loan	SR +	2.50%	09/2028	2,985	2,972	2,960	1.1%
Park Place Technologies, LLC(9)	First lien senior secured loan	SR +	5.00%	11/2027	9,712	9,263	9,418	3.7%
Zayo Group Holdings, Inc.(9)	First lien senior secured loan	SR +	4.25%	03/2027	9,875	8,401	7,792	3.0%
					24,567	22,622	22,165	8.6%
Transportation
Safe Fleet Holdings, LLC(9)	First lien senior secured loan	SR +	3.75%	02/2029	$3,985	$3,942	$3,978	1.6%
Uber Technologies, Inc.(10)	First lien senior secured loan	SR +	2.75%	03/2030	3,980	3,970	3,977	1.5%
					7,965	7,912	7,955	3.1%
Total Debt Investments					$809,964	$786,298	$789,823	305.5%
Total Investments					$809,964	$786,298	$789,823	305.5%
_____________
1.Certain portfolio company investments are subject to contractual restrictions on sales.
2.Unless otherwise indicated, OCIC SLF’s investments are pledged as collateral supporting the amounts outstanding under OCIC SLF's SPV Asset Facilities.
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
6.The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2023 was 5.22%.

7.The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2023 was 5.55%.
8.The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2023 was 5.76%.
9.The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2023 was 5.14%.
10.The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2023 was 5.27%.
11.The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2023 was 5.39%.
12.Level 3 investment.
13.Position or portion thereof is an unfunded loan commitment.

Blue Owl Credit Income Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Debt Investments
Aerospace and defense
Bleriot US Bidco Inc.(7)	First lien senior secured loan	L +	4.00%	10/2026	$5,273	$5,178	$5,207	3.2%
Peraton Corp.(6)	First lien senior secured loan	L +	3.75%	02/2028	7,571	7,290	7,382	4.6%
Transdigm, Inc.(8)(11)	First lien senior secured loan	SR +	3.25%	02/2027	3,000	2,940	2,985	1.9%
					15,844	15,408	15,574	9.7%
Automotive
PAI Holdco, Inc.(7)	First lien senior secured loan	L +	3.75%	10/2027	$4,950	$4,538	$4,356	2.7%
					4,950	4,538	4,356	2.7%
Buildings and real estate
Dodge Construction Network, LLC(10)	First lien senior secured loan	SR +	4.75%	02/2029	$5,274	$4,917	$4,482	2.8%
RealPage, Inc.(6)(11)	First lien senior secured loan	L +	3.00%	04/2028	10,547	9,925	10,009	6.2%
Wrench Group LLC(7)	First lien senior secured loan	L +	4.00%	04/2026	9,761	9,737	9,419	5.9%
					25,582	24,579	23,910	14.9%
Business services
BrightView Landscapes, LLC(8)	First lien senior secured loan	SR +	3.25%	04/2029	$10,547	$10,230	$10,125	6.3%
Brown Group Holdings, LLC(9)(11)	First lien senior secured loan	SR +	3.75%	07/2029	2,026	2,005	2,017	1.3%
ConnectWise, LLC(7)(11)	First lien senior secured loan	L +	3.50%	09/2028	10,547	9,961	9,996	6.2%
Packers Holdings, LLC(6)	First lien senior secured loan	L +	3.25%	03/2028	6,190	5,682	5,384	3.4%
Vistage Worldwide, Inc.(8)	First lien senior secured loan	SR +	5.25%	07/2029	3,990	3,831	3,890	2.4%
					33,300	31,709	31,412	19.6%
Capital markets
Guggenheim Partners Investment Management Holdings, LLC(9)	First lien senior secured loan	SR +	3.25%	12/2029	$5,000	$4,913	$4,913	3.1%
					5,000	4,913	4,913	3.1%
Chemicals
Aruba Investments Holdings, LLC (dba Angus Chemical Company)(8)	First lien senior secured loan	SR +	4.75%	11/2027	$3,000	$2,794	$2,933	1.9%
Axalta Coating Systems US Holdings Inc.(9)(11)	First lien senior secured loan	SR +	3.00%	12/2029	5,000	4,950	5,000	3.1%
Ineos US Finance LLC(9)	First lien senior secured loan	SR +	3.75%	11/2027	3,000	2,895	2,948	1.8%
					11,000	10,639	10,881	6.8%
Consumer products
Olaplex, Inc.(8)	First lien senior secured loan	SR +	3.50%	02/2029	$5,287	$4,905	$4,970	3.1%
					5,287	4,905	4,970	3.1%
Containers and packaging
Berlin Packaging L.L.C.(7)(11)	First lien senior secured loan	L +	3.75%	03/2028	$10,547	$10,102	$10,127	6.3%
BW Holding, Inc.(9)	First lien senior secured loan	SR +	4.00%	12/2028	7,767	7,637	7,146	4.5%

Blue Owl Credit Income Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Ring Container Technologies Group, LLC(6)	First lien senior secured loan	L +	3.50%	08/2028	9,762	9,585	9,616	6.0%
Tricorbraun Holdings, Inc.(6)(11)	First lien senior secured loan	L +	3.25%	03/2028	10,546	9,995	10,040	6.3%
Valcour Packaging, LLC(9)	First lien senior secured loan	SR +	3.75%	10/2028	9,925	9,901	8,883	5.5%
					48,547	47,220	45,812	28.6%
Distribution
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(8)(11)	First lien senior secured loan	SR +	4.63%	06/2026	$9,762	$9,434	$9,469	5.9%
Dealer Tire, LLC(8)	First lien senior secured loan	SR +	4.25%	12/2027	3,959	3,888	3,900	2.4%
SRS Distribution, Inc.(6)	First lien senior secured loan	L +	3.50%	06/2028	10,573	9,839	10,097	6.3%
White Cap Supply Holdings, LLC(8)(11)	First lien senior secured loan	SR +	3.75%	10/2027	10,573	10,020	10,208	6.4%
					34,867	33,181	33,674	21.0%
Diversified financial services
Focus Financial Partners, LLC(8)(11)	First lien senior secured loan	SR +	3.25%	06/2028	$4,988	$4,901	$4,921	3.1%
					4,988	4,901	4,921	3.1%
Education
Severin Acquisition, LLC (dba Powerschool)(8)	First lien senior secured loan	SR +	3.00%	08/2025	$4,897	$4,807	$4,860	3.0%
Sophia, L.P.(8)	First lien senior secured loan	SR +	4.25%	10/2027	9,762	9,739	9,738	6.1%
					14,659	14,546	14,598	9.1%
Energy equipment and services
AZZ Inc.(9)	First lien senior secured loan	SR +	4.25%	05/2029	$7,950	$7,882	$7,950	5.0%
Brookfield WEC Holdings Inc.(8)(11)	First lien senior secured loan	SR +	3.75%	08/2025	3,491	3,465	3,473	2.1%
Pike Corp.(6)(11)	First lien senior secured loan	L +	3.00%	01/2028	9,800	9,607	9,651	6.0%
					21,241	20,954	21,074	13.1%
Financial services
Acuris Finance US, Inc. (ION Analytics) (9)(11)	First lien senior secured loan	SR +	4.00%	02/2028	$4,500	$4,396	$4,416	2.8%
AllSpring Buyer(9)	First lien senior secured loan	SR +	4.00%	11/2028	4,988	4,921	4,925	3.1%
Deerfield Dakota Holding, LLC(8)(11)	First lien senior secured loan	SR +	3.75%	04/2027	5,910	5,597	5,509	3.4%
					15,398	14,914	14,850	9.3%
Food and beverage
Eagle Parent Corp.(9)(11)	First lien senior secured loan	SR +	4.25%	04/2029	$2,722	$2,674	$2,668	1.7%
Naked Juice LLC (dba Tropicana)(9)(11)	First lien senior secured loan	SR +	3.25%	01/2029	10,573	9,668	9,430	5.9%
Nomad Foods Europe Midco Ltd.(8)(11)	First lien senior secured loan	SR +	3.75%	11/2029	5,000	4,801	4,979	3.1%
Pegasus BidCo B.V.(9)	First lien senior secured loan	SR +	4.25%	07/2029	4,500	4,306	4,354	2.7%
Shearer’s Foods, LLC(6)(11)	First lien senior secured loan	L +	3.50%	09/2027	8,807	8,196	8,376	5.2%
					31,602	29,645	29,807	18.6%
Healthcare equipment and services
Confluent Medical Technologies, Inc.(9)	First lien senior secured loan	SR +	3.75%	02/2029	$9,762	$9,620	$9,250	5.8%
Dermatology Intermediate Holdings III, Inc(8)	First lien senior secured loan	SR +	4.25%	03/2029	9,950	9,829	9,751	6.1%
Dermatology Intermediate Holdings III, Inc(8)(12)	First lien senior secured delayed draw term loan	SR +	4.25%	03/2029	1,629	1,618	1,596	1.0%
Medline Borrower, LP(6)(11)	First lien senior secured loan	L +	3.25%	10/2028	6,327	5,831	6,005	3.7%

Blue Owl Credit Income Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
MJH Healthcare Holdings, LLC(8)	First lien senior secured loan	SR +	3.50%	01/2029	3,831	3,767	3,678	2.3%
Natus Medical Inc.(10)	First lien senior secured loan	SR +	5.50%	07/2029	4,500	4,191	4,207	2.6%
					35,999	34,856	34,487	21.5%
Healthcare providers and services
Covetrus, Inc.(9)(11)	First lien senior secured loan	SR +	5.00%	10/2029	$9,500	$8,940	$8,878	5.5%
Pediatric Associates Holding Company, LLC(6)	First lien senior secured loan	L +	3.25%	12/2028	3,422	3,356	3,242	2.0%
Phoenix Newco, Inc. (dba Parexel)(6)(11)	First lien senior secured loan	L +	3.25%	11/2028	7,444	7,170	7,156	4.5%
Physician Partners, LLC(8)(11)	First lien senior secured loan	SR +	4.00%	12/2028	9,950	9,407	9,457	5.9%
Premise Health Holding(9)	First lien senior secured loan	SR +	4.75%	07/2025	3,234	3,197	3,193	2.0%
					33,550	32,070	31,926	19.9%
Healthcare technology
Athenahealth Group Inc.(8)(11)	First lien senior secured loan	SR +	3.50%	02/2029	$9,403	$8,636	$8,466	5.3%
Athenahealth Group Inc.(8)(11)(12)	First lien senior secured delayed draw term loan	SR +	3.50%	02/2029	—	(112)	(109)	(0.1)%
Imprivata, Inc.(8)	First lien senior secured loan	SR +	4.25%	12/2027	9,762	9,583	9,396	5.9%
Verscend Holding Corp.(6)	First lien senior secured loan	L +	4.00%	08/2025	9,944	9,821	9,870	6.1%
					29,109	27,928	27,623	17.2%
Infrastructure and environmental services
Osmose Utilities Services, Inc.(6)	First lien senior secured loan	L +	3.25%	06/2028	$9,762	$9,052	$9,249	5.8%
USIC Holdings, Inc.(6)(11)	First lien senior secured loan	L +	3.50%	05/2028	2,977	2,831	2,837	1.7%
					12,739	11,883	12,086	7.5%
Insurance
Acrisure, LLC(9)	First lien senior secured loan	SR +	5.75%	02/2027	$6,500	$6,182	$6,435	4.1%
AssuredPartners, Inc.(8)	First lien senior secured loan	SR +	4.25%	02/2027	4,988	4,814	4,875	3.0%
Hub International Limited(7)(11)	First lien senior secured loan	L +	3.25%	04/2025	9,924	9,756	9,823	6.1%
					21,412	20,752	21,133	13.2%
Internet software and services
Barracuda Parent, LLC(8)	First lien senior secured loan	SR +	4.50%	08/2029	$10,600	$10,141	$10,203	6.3%
CDK Global, Inc.(9)(11)	First lien senior secured loan	SR +	4.50%	07/2029	10,600	10,366	10,492	6.5%
Delta TopCo, Inc. (dba Infoblox, Inc.)(9)(11)	First lien senior secured loan	SR +	3.75%	12/2027	10,573	9,666	9,741	6.1%
E2open, LLC(6)(11)	First lien senior secured loan	L +	3.50%	02/2028	3,868	3,756	3,793	2.4%
Hyland Software, Inc.(6)(11)	First lien senior secured loan	L +	3.50%	07/2024	9,948	9,732	9,802	6.1%
Sophos Holdings, LLC(7)	First lien senior secured loan	L +	3.50%	03/2027	10,546	10,319	10,203	6.4%
					56,135	53,980	54,234	33.8%
Leisure and entertainment
Delta 2 (Lux) SARL (dba Formula One)(8)	First lien senior secured loan	SR +	3.25%	01/2030	$3,000	$2,970	$2,993	1.8%
WMG Acquisition Corp.(8)(11)	First lien senior secured loan	SR +	3.00%	01/2028	4,000	3,922	3,953	2.5%
					7,000	6,892	6,946	4.3%
Manufacturing

Blue Owl Credit Income Senior Loan Fund's Portfolio as of December 31, 2022 ($ in thousands)
Company(1)(2)(4)(5)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
DXP Enterprises, Inc.(10)	First lien senior secured loan	SR +	5.25%	12/2027	$4,987	$4,717	$4,738	3.0%
Gates Global LLC(8)(11)	First lien senior secured loan	SR +	3.50%	11/2029	1,995	1,936	1,978	1.2%
Pro Mach Group, Inc.(6)(11)	First lien senior secured loan	L +	4.00%	08/2028	10,547	10,282	10,241	6.4%
Pro Mach Group, Inc.(9)	First lien senior secured loan	SR +	5.00%	08/2028	4,000	3,800	3,884	2.4%
					21,529	20,735	20,841	13.0%
Professional services
Apex Group Treasury, LLC(9)	First lien senior secured loan	SR +	5.00%	07/2028	$2,500	$2,350	$2,400	1.5%
Apex Group Treasury, LLC(7)(11)	First lien senior secured loan	L +	3.75%	07/2028	4,938	4,748	4,691	2.9%
EM Midco2 Ltd. (dba Element Materials Technology)(9)	First lien senior secured loan	SR +	4.25%	06/2029	2,053	1,988	2,012	1.3%
Sovos Compliance, LLC(9)	First lien senior secured loan	SR +	4.50%	08/2028	10,547	10,200	9,703	6.0%
					20,038	19,286	18,806	11.7%
Telecommunications
Park Place Technologies, LLC(8)(11)	First lien senior secured loan	SR +	5.00%	11/2027	$9,762	$9,268	$9,172	5.7%
Zayo Group Holdings, Inc.(8)(11)	First lien senior secured loan	SR +	4.25%	03/2027	9,925	8,294	8,196	5.1%
					19,687	17,562	17,368	10.8%
Total Debt Investments					$529,463	$507,996	$506,202	315.6%
Total Investments					$529,463	$507,996	$506,202	315.6%
_____________
1.Certain portfolio company investments are subject to contractual restrictions on sales.
2.Unless otherwise indicated, OCIC SLF's investments are pledged as collateral supporting the amounts outstanding under OCIC SLF's SPV Asset Facilities.
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
11.Level 2 investment.
12.Position or portion thereof is an unfunded loan commitment.

Below is selected balance sheet information for OCIC SLF as of the following periods:

($ in thousands)	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value (amortized cost of $786,298 and $507,996, respectively)	$789,823	$506,202
Cash	17,288	15,237
Interest receivable	2,373	2,202
Receivable due on investments sold	—	4,622
Prepaid expenses and other assets	1	151
Total Assets	$809,485	$528,414
Liabilities
Debt (net of unamortized debt issuance costs of $4,082 and $3,509, respectively)	$499,139	$343,035
Payable for investments purchased	40,460	13,958
Interest payable	1,417	1,522
Return of capital payable	—	4,489
Distribution payable	9,455	3,624
Accrued expenses and other liabilities	466	1,337
Total Liabilities	$550,937	$367,965
Members’ Equity
Members’ Equity	258,548	160,449
Total Members’ Equity	258,548	160,449
Total Liabilities and Members’ Equity	$809,485	$528,414
Below is selected statement of operations information for OCIC SLF for the following periods:

($ in thousands)	For the Three Months Ended June 30, 2023 (Unaudited)	For the Six Months Ended June 30, 2023 (Unaudited)
Investment Income
Interest income	$17,609	$30,790
Total Investment Income	17,609	30,790
Operating Expenses
Interest expense	$7,824	$13,718
Professional fees	170	360
Other general and administrative	146	275
Total Operating Expenses	8,140	14,353
Net Investment Income	$9,469	$16,437
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	1,656	5,319
Net realized gain (loss) on investments	2	16
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	1,658	5,335
Net Increase in Members’ Equity Resulting from Operations	$11,127	$21,772
On August 24, 2022, ORCIC JV WH LLC, a Delaware limited liability company and wholly-owned subsidiary of OCIC SLF, entered into a $400 million credit facility among the lenders party thereto, Bank of America, N.A., as administrative agent and BofA Securities, Inc., as sole lead arranger and sole book manager. The maturity date of the credit facility is August 25, 2025. As of June 30, 2023, there was $343.6 million outstanding under the credit facility. On October 14, 2022, ORCIC JV WH II LLC, a Delaware limited liability company and wholly-owned subsidiary of OCIC SLF, entered into an up to $500 million revolving loan facility among the lenders party thereto, and Royal Bank of Canada. The maturity date of the credit facility is October 14, 2032. As of June 30, 2023, there was $159.6 million outstanding under the credit facility. On June 30, 2023, ORCIC JV WH III LLC, a Delaware limited liability company and wholly-owned subsidiary of OCIC SLF, entered into an up to $200 million revolving loan facility among the lenders party thereto, and Wells Fargo Bank, N.A. The maturity date of the credit facility is June 30, 2026. As of June 30, 2023, there were no outstanding borrowings under the credit facility.
The below table represents the components of interest expense for the following periods:

($ in thousands)	For the Three Months Ended June 30, 2023 (Unaudited)	For the Six Months Ended June 30, 2023 (Unaudited)
Interest expense	$7,584	$13,241
Amortization of debt issuance costs	240	477
Total Interest Expense	$7,824	$13,718
Average interest rate(1)	6.7%	6.5%
Average daily borrowings	$456,307	$412,160

(1)Average interest rate is annualized.

Results of Operations

The following table represents the operating results for the the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Total Investment Income	$364,195	$128,921	$669,607	$199,066
Less: Net Operating Expenses	171,195	59,848	310,937	87,402
Net Investment Income (Loss) Before Taxes	193,000	69,073	358,670	111,664
Less: Income taxes, including excise taxes	1,407	—	1,502	—
Net Investment Income (Loss) After Taxes	191,593	69,073	357,168	111,664
Net realized gain (loss)	(2,661)	131	(7,238)	568
Net change in unrealized gain (loss)	14,223	(168,930)	78,258	(192,387)
Net Increase (Decrease) in Net Assets Resulting from Operations	$203,155	$(99,726)	$428,188	$(80,155)

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and deprecation on the investment portfolio.

Investment Income

The following table represents investment income for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Investment income from non-controlled, non-affiliated investments:
Interest income	$310,981	$110,034	$574,243	$170,448
PIK interest income	17,885	7,195	32,962	12,171
Dividend income	4,132	—	4,132	—
PIK dividend income	16,432	5,777	34,402	8,663
Other income	4,411	5,915	7,417	7,784
Total investment income from non-controlled, non-affiliated investments	353,841	128,921	653,156	199,066
Investment income from non-controlled, affiliated investments:
Dividend income	333	—	333	—
Total investment income from non-controlled, affiliated investments	333	—	333	—
Investment income from controlled, affiliated investments:
Dividend income	10,021	—	16,118	—
Total investment income from controlled, affiliated investments	10,021	—	16,118	—
Total Investment Income	$364,195	$128,921	$669,607	$199,066
For the Three Months ended June 30, 2023 and 2022

Investment income increased to $364.2 million for the three months ended June 30, 2023 from $128.9 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $8.2 billion as of June 30, 2022 to $12.1 billion as of June 30, 2023. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees was $1.5 million for the three months ended June 30, 2023 and $0.2 million for the three months ended June 30, 2022. While these fees are non-recurring in nature, we expect repayments to increase when the interest rate environment stabilizes. PIK interest and dividend income increased period-over-period primarily as a result of adding new investments with contractual PIK income to our portfolio. For the three months ended June 30, 2023, PIK interest and dividend income earned was $34.3 million, representing approximately 9.4% of total investment income. For the three months ended June 30, 2022, PIK interest and dividend income earned was $13.0 million, representing 10.1% of total investment income. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

For the Six Months ended June 30, 2023 and 2022

Investment income increased to $669.6 million for the six months ended June 30, 2023 from $199.1 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $8.2 billion as of June 30, 2022 to $12.1 billion as of June 30, 2023. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Income generated from these fees was $1.6 million for the six months ended June 30, 2023 and $0.6 million for the six months ended June 30, 2022. While these fees are non-recurring in nature, we expect repayments to increase when the interest rate environment stabilizes. PIK interest and dividend income increased period-over-period primarily as a result of adding new investments with contractual PIK income to our portfolio. For the six months ended June 30, 2023, PIK interest and dividend income earned was $67.4 million, representing approximately 10.1% of total investment income. For the six months ended June 30, 2022, PIK interest and dividend income earned was $20.8 million, representing 10.4% of total investment income. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

Expenses

The following table represents expenses for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Offering costs	$324	$1,179	$937	$2,350
Interest expense	114,551	36,110	204,146	51,481
Management fees	18,855	9,348	35,796	14,898
Performance based incentive fees	27,571	9,483	51,247	14,347
Professional fees	3,146	2,053	5,914	3,334
Directors' fees	259	267	524	549
Shareholder servicing fees	4,893	2,924	9,220	4,886
Other general and administrative	1,596	1,197	3,153	2,332
Total operating expenses	171,195	62,561	310,937	94,177
Expense Support	—	(2,713)	—	(6,775)
Net operating expenses	$171,195	$59,848	$310,937	$87,402

For the Three Months ended June 30, 2023 and 2022

Total net operating expenses increased to $171.2 million for the three months ended June 30, 2023 from $59.8 million for the same period prior year primarily due to increases in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in the net asset value of the fund. The increase in incentive fees was due to higher pre-incentive fee net investment income. The increase in interest expense was driven by an increase in average daily borrowings to $6.2 billion from $3.3 billion period over period, as well as an increase in the average interest rate to 6.9% from 3.9% period over period. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

For the Six Months ended June 30, 2023 and 2022

Total net operating expenses increased to $310.9 million for the six months ended June 30, 2023 from $87.4 million for the same period prior year primarily due to increases in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in the net asset value of the fund. The increase in incentive fees was due to higher pre-incentive fee net investment income. The increase in interest expense was driven by an increase in average daily borrowings to $5.9 billion from $2.6 billion period over period, as well as an increase in the average interest rate to 6.6% from 3.6% period over period. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

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

For the three and six months ended June 30, 2023 we accrued U.S. federal excise tax of $1.4 million and $1.5 million, respectively. For the three and six months ended June 30, 2022 we did not accrue U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2023 we recorded a net tax benefit of approximately $1.2 thousand and $2.3 thousand, respectively, for taxable subsidiaries. For the three and six months ended June 30, 2022, we did not record a net-tax benefit (provision).

We recorded a net deferred tax liability of $5.0 thousand as of June 30, 2023 for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests. We did not record a net deferred tax asset (liability) for tax subsidiaries as of December 31, 2022.

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

Net Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The below table represents the net unrealized gains (losses) on our investment portfolio for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Net change in unrealized gain (loss):
Net change in unrealized gain (loss) on investments	$14,014	$(168,229)	$77,918	$(191,514)
Translation of assets and liabilities in foreign currencies	209	(701)	347	(873)
Income tax (provision) benefit	—	—	(7)	—
Net change in unrealized gain (loss)	$14,223	$(168,930)	$78,258	$(192,387)

For the Three Months ended June 30, 2023 and 2022

For the three months ended June 30, 2023, the net unrealized gain was primarily driven by an increase in the fair value of our investments as compared to March 31, 2023. The primary drivers of our portfolio’s unrealized gains were current market conditions including credit spreads tightening across the broader markets.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended June 30, 2023 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Packers Holdings, LLC	$(4.8)
Aruba Investments Holdings LLC (dba Angus Chemical Company)	(4.4)
Rhea Parent, Inc.	3.9
Picard Holdco, Inc.	(3.8)
Delta TopCo, Inc. (dba Infoblox, Inc.)	3.0
Covetrus, Inc.	(2.6)
CoreLogic Inc.	2.6
Olaplex, Inc.	2.1
Asurion, LLC	2.0
Foundation Consumer Brands, LLC	1.8
Remaining portfolio companies	14.2
Total	$14.0

For the three months ended June 30, 2022, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments as compared to March 31, 2022. The primary drivers of our portfolio’s unrealized losses were current market conditions, including public market volatility, and credit spreads widening across the broader markets as compared to March 31, 2022.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended June 30, 2022 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Asurion, LLC	(18.9)
Athenahealth Group Inc.	(9.5)
Dealer Tire, LLC	(6.8)
Cornerstone OnDemand, Inc.	(6.6)
CoreLogic Inc.	(6.0)
Delta TopCo, Inc. (dba Infoblox, Inc.)	(4.5)
Phoenix Newco, Inc. (dba Parexel)	(4.3)
Help/Systems Holdings, Inc.	(4.3)
Connectwise, LLC	(3.6)
Shearer's Foods, LLC	(3.1)
Remaining portfolio companies	(100.6)
Total	$(168.2)

For the six months ended June 30, 2023, the net unrealized gain was primarily driven by an increase in the fair value of our investments as compared to December 31, 2022. The primary drivers of our portfolio’s unrealized gains were current market conditions including credit spreads tightening across the broader markets.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the six months ended June 30, 2023 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Asurion, LLC	9.8
Blue Owl Credit Income Senior Loan Fund, LLC (f/k/a ORCIC Senior Loan Fund, LLC)	4.7
Walker Edison Furniture Company LLC	4.5
Rhea Parent, Inc.	4.4
Aruba Investments Holdings LLC (dba Angus Chemical Company)	(4.3)
Athenahealth Group Inc.	3.9
Packers Holdings, LLC	(3.7)
Picard Holdco, Inc.	(3.7)
Dealer Tire, LLC	3.5
CoreLogic Inc.	3.3
Remaining portfolio companies	55.5
Total	$77.9

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

The ten largest contributors to the change in net unrealized gain (loss) on investments during the six months ended June 30, 2022 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Asurion, LLC	$(20.3)
Athenahealth Group Inc.	(9.9)
Cornerstone OnDemand, Inc.	(7.2)
Dealer Tire, LLC	(6.7)
CoreLogic Inc.	(6.4)
Phoenix Newco, Inc. (dba Parexel)	(5.2)
Help/Systems Holdings, Inc.	(4.9)
Shearer's Foods, LLC	(4.6)
Delta TopCo, Inc. (dba Infoblox, Inc.)	(4.5)
Connectwise, LLC	(4.0)
Remaining portfolio companies	(117.8)
Total	$(191.5)
Net Realized Gains (Losses)
The table below represents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the Three Months Ended June 30,		For the For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Net realized gain (loss) on investments	$(2,601)	$109	$(7,178)	$359
Net realized gain (loss) on foreign currency transactions	(60)	22	(60)	209
Net realized gain (loss)	$(2,661)	$131	$(7,238)	$568

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

In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material.

As of June 30, 2023 and December 31, 2022, our asset coverage ratios were 198% and 193%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of June 30, 2023, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2023 we had $1.7 billion available under our credit facilities.

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

As of June 30, 2023, we had $364.2 million in cash. During the three months ended June 30, 2023, we used $2.0 billion in cash for operating activities, primarily as a result of funding portfolio investments of $2.5 billion, partially offset by sales and repayments of portfolio investments of $0.3 billion and other operating activities of $267.4 million. Lastly, cash provided by financing activities was $2.1 billion during the period, which was the result of proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $1.1 billion, and proceeds from the issuance of shares of $1.4 billion, partially offset by $166.6 million of distributions paid and share repurchases of $203.9 million.

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
The below tables summarize transactions with respect to shares of our common stock during the following periods:

	For the Three Months Ended June 30, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	28,126,207	$260,864	6,060,965	$55,934	48,327,199	$446,097	82,514,371	$762,895
Shares/gross proceeds from the private placements	—	—	—	—	2,815,812	25,996	2,815,812	25,996
Share Transfers between classes	(230,952)	(2,127)	—	—	230,202	2,127	(750)	—
Reinvestment of distributions	1,950,230	17,943	619,803	5,709	3,621,469	33,427	6,191,502	57,079
Repurchased shares	(1,763,641)	(16,367)	(1,486,423)	(13,809)	(4,948,651)	(46,071)	(8,198,715)	(76,247)
Total shares/gross proceeds	28,081,844	260,313	5,194,345	47,834	50,046,031	461,576	83,322,220	769,723
Sales load	—	(2,140)	—	(95)	—	—	—	(2,235)
Total shares/net proceeds	28,081,844	$258,173	5,194,345	$47,739	50,046,031	$461,576	83,322,220	$767,488

	For the Three Months Ended June 30, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	45,473,732	$420,307	7,913,719	$72,860	80,385,794	$739,398	133,773,245	$1,232,565
Shares/gross proceeds from the private placements	—	—	—	—	4,402,193	40,509	4,402,193	40,509
Reinvestment of distributions	684,558	6,264	261,628	2,400	1,167,560	10,708	2,113,746	19,372
Repurchased shares	(946,284)	(8,365)	(125,276)	(1,110)	(2,073,617)	(18,414)	(3,145,177)	(27,889)
Total shares/gross proceeds	45,212,006	418,206	8,050,071	74,150	83,881,930	772,201	137,144,007	1,264,557
Sales load	—	(3,423)	—	(114)	—	—	—	(3,537)
Total shares/net proceeds	45,212,006	$414,783	8,050,071	$74,036	83,881,930	$772,201	137,144,007	$1,261,020

	For the Six Months Ended June 30, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	45,655,179	$423,196	11,076,668	$102,158	86,857,659	$800,065	143,589,506	$1,325,419
Shares/gross proceeds from the private placements	—	—	—	—	4,341,148	40,036	4,341,148	40,036
Share Transfers between classes	(230,952)	(2,127)	—	—	230,202	2,127	(750)	—
Reinvestment of distributions	3,673,891	33,775	1,140,525	10,496	6,741,471	62,155	11,555,887	106,426
Repurchased shares	(4,113,635)	(38,010)	(1,860,989)	(17,262)	(12,310,493)	(114,095)	(18,285,116)	(169,367)
Total shares/gross proceeds	44,984,483	416,834	10,356,204	95,392	85,859,987	790,288	141,200,675	1,302,514
Sales load	—	(3,697)	—	(144)	—	—	—	(3,841)
Total shares/net proceeds	44,984,483	$413,137	10,356,204	$95,248	85,859,987	$790,288	141,200,675	$1,298,673

	For the Six Months Ended June 30, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	93,745,587	$873,325	20,317,574	$188,594	146,097,662	$1,351,638	260,160,823	$2,413,557
Shares/gross proceeds from the private placements	—	—	—	—	8,578,458	79,265	8,578,458	79,265
Reinvestment of distributions	1,074,628	9,894	418,701	3,861	1,799,245	16,593	3,292,574	30,348
Repurchased shares	(1,595,704)	(14,366)	(158,129)	(1,414)	(3,907,137)	(35,392)	(5,660,970)	(51,172)
Total shares/gross proceeds	93,224,511	868,853	20,578,146	191,041	152,568,228	1,412,104	266,370,885	2,471,998
Sales load	—	(7,073)	—	(446)	—	—	—	(7,519)
Total shares/net proceeds	93,224,511	$861,780	20,578,146	$190,595	152,568,228	$1,412,104	266,370,885	$2,464,479

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

The changes to our offering price per share since the commencement of our initial continuous public offering and associated effective dates of such changes were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2022	$9.33	$0.33	$9.66
February 1, 2022	$9.33	$0.33	$9.66
March 1, 2022	$9.27	$0.32	$9.59
April 1, 2022	$9.24	$0.32	$9.56
May 1, 2022	$9.23	$0.32	$9.55
June 1, 2022	$9.02	$0.32	$9.34
January 1, 2023	$9.06	$0.32	$9.38
February 1, 2023	$9.24	$0.32	$9.56
March 1, 2023	$9.23	$0.32	$9.55
April 1, 2023	$9.21	$0.32	$9.53
May 1, 2023	$9.21	$0.32	$9.53
June 1, 2023	$9.18	$0.32	$9.50

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2022	$9.34	$0.14	$9.48
February 1, 2022	$9.33	$0.14	$9.47
March 1, 2022	$9.27	$0.14	$9.41
April 1, 2022	$9.25	$0.14	$9.39
May 1, 2022	$9.24	$0.14	$9.38
June 1, 2022	$9.04	$0.14	$9.18
January 1, 2023	$9.07	$0.14	$9.21
February 1, 2023	$9.25	$0.14	$9.39
March 1, 2023	$9.24	$0.14	$9.38
April 1, 2023	$9.22	$0.14	$9.36
May 1, 2023	$9.22	$0.14	$9.36
June 1, 2023	$9.19	$0.14	$9.33

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2022	$9.34	$—	$9.34
February 1, 2022	$9.34	$—	$9.34
March 1, 2022	$9.28	$—	$9.28
April 1, 2022	$9.26	$—	$9.26
May 1, 2022	$9.25	$—	$9.25
June 1, 2022	$9.05	$—	$9.05
January 1, 2023	$9.08	$—	$9.08
February 1, 2023	$9.26	$—	$9.26
March 1, 2023	$9.26	$—	$9.26

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
April 1, 2023	$9.24	$—	$9.24
May 1, 2023	$9.24	$—	$9.24
June 1, 2023	$9.21	$—	$9.21

Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were recorded during the following periods:

Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
December 5, 2022	January 31, 2023	February 24, 2023	$0.08765	$16,523	$4,296	$30,667
February 10, 2023	February 28, 2023	March 23, 2023	0.06765	12,882	3,372	24,319
February 10, 2023	March 31, 2023	April 26, 2023	0.06765	13,027	3,550	24,938
February 10, 2023	April 30, 2023	May 22, 2023	0.08765	18,233	4,956	33,691
May 9, 2023	May 31, 2023	June 26, 2023	0.06765	14,183	3,884	27,515
May 9, 2023	June 30, 2023	July 26, 2023	0.06765	14,804	3,894	28,323
		Total	$0.44590	$89,652	$23,952	$169,453

(1)Distributions per share are gross of shareholder servicing fees.

Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 2, 2021	January 31, 2022	February 23, 2022	$0.05580	$3,798	$1,094	$6,348
November 2, 2021	February 28, 2022	March 24, 2022	0.05580	4,593	1,367	7,312
November 2, 2021	March 31, 2022	April 25, 2022	0.05580	5,334	1,673	8,860
February 23, 2022	April 30, 2022	May 24, 2022	0.05580	6,147	1,767	10,893
February 23, 2022	May 31, 2022	June 23, 2022	0.05580	6,896	2,003	12,307
February 23, 2022	June 30, 2022	July 26, 2022	0.05580	7,613	2,110	13,541
		Total	$0.33480	$34,381	$10,014	$59,261

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

Through June 30, 2023, pursuant to the Expense Support Agreement which was terminated by the Adviser on March 7, 2023, a portion of our distributions resulted from expense support from the Adviser. The purpose of this arrangement was to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The below tables reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the following periods:

	For the Six Months Ended June 30, 2023
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.44590	$283,057	100.0%
Total	$0.44590	$283,057	100.0%

(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to 'ITEM 1. - Notes to Consolidated Financial Statements - Note
11. Financial Highlights" for amounts by share class.

	For the Six Months Ended June 30, 2022
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.33480	$103,656	100.0%
Total	$0.33480	$103,656	100.0%

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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
February 25, 2022	S	March 31, 2022	$6,001	$9.24	649,420

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
February 25, 2022	D	March 31, 2022	$304	$9.25	32,853
February 25, 2022	I	March 31, 2022	$16,978	$9.26	1,833,520
May 25, 2022	S	June 30, 2022	$8,365	$8.84	946,284
May 25, 2022	D	June 30, 2022	$1,110	$8.86	125,276
May 25, 2022	I	June 30, 2022	$18,414	$8.88	2,073,617
February 28, 2023	S	March 31, 2023	$21,643	$9.21	2,349,994
February 28, 2023	D	March 31, 2023	$3,453	$9.22	374,566
February 28, 2023	I	March 31, 2023	$68,024	$9.24	7,361,842
May 31, 2023	S	June 30, 2023	$16,367	$9.28	1,763,641
May 31, 2023	D	June 30, 2023	$13,809	$9.29	1,486,423
May 31, 2023	I	June 30, 2023	$46,071	$9.31	4,948,651

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of June 30, 2023 and 2022:

	June 30, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$1,845,000	$525,469	$1,319,531	$513,284
SPV Asset Facility I	525,000	525,000	—	518,609
SPV Asset Facility II	1,800,000	1,718,000	82,000	1,709,404
SPV Asset Facility III	750,000	555,000	195,000	550,509
SPV Asset Facility IV	500,000	248,610	92,974	244,703
SPV Asset Facility V	300,000	100,000	37,566	96,645
CLO VIII	290,000	290,000	—	287,811
CLO XI	260,000	260,000	—	258,170
March 2025 Notes	500,000	500,000	—	496,323
September 2026 Notes	350,000	350,000	—	344,963
February 2027 Notes	500,000	500,000	—	494,449
September 2027 Notes	600,000	600,000	—	592,323
June 2028 Notes	500,000	500,000	—	491,372
Total Debt	$8,720,000	$6,672,079	$1,727,071	$6,598,565

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying values of the Company's Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, SPV Asset Facility V, CLO VIII, CLO XI, March 2025 Notes, September 2026 Notes, February 2027 Notes, September 2027 Notes, and June 2028 Notes are presented net of unamortized debt issuance costs of $12.2 million, $6.4 million, $8.6 million, $4.5 million, $3.8 million, $3.4 million, $2.2 million, $1.8 million, $3.7 million, $5.0 million, $5.6 million, $7.7 million, and $8.6 million, respectively.
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
(2)The carrying values of the Company's Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO VIII, March 2025 Notes, September 2026 Notes, February 2027 Notes, and September 2027 Notes are presented net of unamortized debt issuance costs of $13.6 million, $3.2 million, $10.0 million, $5.1 million, $4.1 million, $2.1 million, $4.7 million, $5.8 million, $6.3 million, and $8.4 million, respectively.
(3)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.

The below table represents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Interest expense	$108,913	$32,308	$195,488	$47,412
Amortization of debt issuance costs	4,434	3,802	8,131	4,069
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items(1)	1,204	—	527	—
Total Interest Expense	$114,551	$36,110	$204,146	$51,481
Average interest rate	6.9%	3.9%	6.6%	3.6%
Average daily borrowings	$6,223,801	$3,310,387	$5,903,426	$2,598,780

(1)Refer to the September 2027 Notes for details on the facility's interest rate swap.

The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Promissory Note(5)
June 30, 2023 (unaudited)	$—	$—	—	N/A
December 31, 2022	$—	$—	—	N/A
SPV Asset Facility I
June 30, 2023 (unaudited)	$525.0	$1,981.7	—	N/A
December 31, 2022	$440.4	$1,927.2	—	N/A
SPV Asset Facility II
June 30, 2023 (unaudited)	$1,718.0	$1,981.7	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2022	$1,538.0	$1,927.2	—	N/A
SPV Asset Facility III
June 30, 2023 (unaudited)	$555.0	$1,981.7	—	N/A
December 31, 2022	$555.0	$1,927.2	—	N/A
SPV Asset Facility IV
June 30, 2023 (unaudited)	$248.6	$1,981.7	—	N/A
December 31, 2022	$465.0	$1,927.2	—	N/A
SPV Asset Facility V
June 30, 2023 (unaudited)	$100.0	$1,981.7	—	N/A
December 31, 2022	$—	$—	—	N/A
CLO VIII
June 30, 2023 (unaudited)	$290.0	$1,981.7	—	N/A
December 31, 2022	$290.0	$1,927.2	—	N/A
CLO XI
June 30, 2023 (unaudited)	$260.0	$1,981.7	—	N/A
December 31, 2022	$—	$—	—	N/A
Revolving Credit Facility
June 30, 2023 (unaudited)	$525.5	$1,981.7	—	N/A
December 31, 2022	$302.3	$1,927.2	—	N/A
September 2026 Notes
June 30, 2023 (unaudited)	$350.0	$1,981.7	—	N/A
December 31, 2022	$350.0	$1,927.2	—	N/A
February 2027 Notes
June 30, 2023 (unaudited)	$500.0	$1,981.7	—	N/A
December 31, 2022	$500.0	$1,927.2	—	N/A
September 2027 Notes
June 30, 2023 (unaudited)	$600.0	$1,981.7	—	N/A
December 31, 2022	$600.0	$1,927.2	—	N/A
June 2028 Notes
June 30, 2023 (unaudited)	$500.0	$1,981.7	—	N/A
December 31, 2022	$—	$—	—	N/A
March 2025 Notes
June 30, 2023 (unaudited)	$500.0	$1,981.7	—	N/A
December 31, 2022	$500.0	$1,927.2	—	N/A

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

The interest rate on amounts borrowed pursuant to Promissory Notes, prior to May 12, 2021, was based on either the rate of interest for a LIBOR-Based Advance or the rate of interest for a Prime-Based Advance as defined in the Loan and Security Agreement, dated as of February 20, 2020, as amended from time to time, by and among the Adviser, as borrower, East West Bank, as Administrative Agent, Issuing Lender, Swingline Lender and a Lender and Investec Bank PLC as a Lender.

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

ORCIC JV WH

On August 24, 2022 (the “ORCIC JV WH Closing Date”), ORCIC JV WH LLC, a Delaware limited liability company (“ORCIC JV WH”) entered into a $400 million credit facility (the “Credit Agreement”) among the lenders party thereto (the “ORCIC JV WH Lenders”), Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and BofA Securities, Inc., as sole lead arranger and sole book manager. ORCIC JV WH was a wholly owned subsidiary of ORCIC BC 9 LLC, a Delaware limited liability company (the “Collateral Manager”) and the Collateral Manager was our wholly owned subsidiary. On November 2, 2022 (the “OCIC SLF Effective Date”), we and State Teachers Retirement System of Ohio (“OSTRS”) entered into an Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) to co-manage Blue Owl Credit Income Senior Loan Fund LLC (formerly, ORCIC BC 9 LLC) (“OCIC SLF”), a Delaware limited liability company. OCIC SLF is a joint venture that is expected to invest primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Prior to the OCIC SLF Effective Date, the ORCIC JV WH Lenders consented to the change in control of OCIC SLF. From and following the OCIC SLF Effective Date, the Credit Agreement continued as an obligation of OCIC SLF and its subsidiaries but was no longer indebtedness of us.

ORCIC JV WH II

On October 14, 2022 (the “ORCIC JV WH II Closing Date”), ORCIC JV WH II LLC, a Delaware limited liability company (“ORCIC JV WH II”) entered into an up to $500 million revolving loan facility (the “Revolving Loan Agreement”) among the lenders party thereto (the “ORCIC JV WH II Lenders”), and Royal Bank of Canada, as a ORCIC JV WH II Lender and as administrative agent (in such capacity, the “ORCIC JV WH II Administrative Agent”). ORCIC JV WH II was a wholly owned subsidiary of ORCIC BC 9 LLC, a Delaware limited liability company (the “Collateral Manager”) and the Collateral Manager was our wholly owned subsidiary. On the OCIC SLF Effective Date, we and OSTRS entered into the LLC Agreement to co-manage OCIC SLF. OCIC SLF is a joint venture that is expected to invest primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Prior to the OCIC SLF Effective Date, the ORCIC JV WH II Lenders consented to the change in control of OCIC SLF. From and following the OCIC SLF Effective Date, the Revolving Loan Agreement continued as an obligation of OCIC SLF and its subsidiaries but was no longer indebtedness of ORCIC.

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

SPV Asset Facility I

On September 16, 2021 (the “SPV Asset Facility I Closing Date”), Core Income Funding I LLC ("Core Income Funding I”), a Delaware limited liability company and newly formed wholly-owned subsidiary of ours entered into a Credit Agreement (the “SPV Asset Facility I”), with Core Income Funding I, as borrower, the lenders from time to time parties thereto (the “SPV Asset Facility I Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company as Collateral Agent and Alter Domus (US) LLC as Document Custodian. The following describes the terms of the SPV Asset Facility I as amended through June 20, 2023 (the "SPV Asset Facility I Second Amendment Date").

From time to time, we expect to sell and contribute certain investments to Core Income Funding I pursuant to a Sale and Contribution Agreement by and between us and Core Income Funding I. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by Core Income Funding I, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Core Income Funding I through our ownership of Core Income Funding I. The maximum principal amount of the Credit Facility is $525 million (decreased from $550 million on the SPV Asset Facility I Second Amendment date); the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of Core Income Funding I’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

The SPV Asset Facility I provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility I through September 16, 2025 unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility I (the “SPV Asset Facility I Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility I will mature on September 16, 2033 (the “SPV Asset Facility I Stated Maturity”). Prior to the SPV Asset Facility I Stated Maturity, proceeds received by Core Income Funding I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility I Stated Maturity, Core Income Funding I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.

Amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.40%) plus an applicable margin that ranges from 2.00% to 2.85% depending on a ratio of broadly syndicated loans to middle market loans in the collateral. From the SPV Asset Facility I Closing Date to the SPV Asset Facility I Commitment Termination Date, there is a commitment fee that steps up during the year after the SPV Asset Facility I Closing Date from 0.00% to 0.625% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility I . The SPV Asset Facility I contains customary covenants, including certain financial maintenance covenants, limitations on the activities of Core Income Funding I, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of Core Income Funding I and on any payments received by Core Income Funding I in respect of those assets. Assets pledged to the SPV Asset Facility I Lenders will not be available to pay our debts.

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

CLOs

CLO VIII

On October 21, 2022 (the “CLO VIII Closing Date”), we completed a $391.675 million term debt securitization transaction (the “CLO VIII Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO VIII Transaction and the secured loan borrowed in the CLO VIII Transaction were issued and incurred, as applicable, by our consolidated subsidiary CLO VIII, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO VIII Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO VIII Issuer.

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

CLO XI

On May 24, 2023 (the “CLO XI Closing Date”), we completed a $395.82 million term debt securitization transaction (the “CLO XI Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO XI Transaction and the secured loan borrowed in the CLO XI Transaction were issued and incurred, as applicable, by our consolidated subsidiary CLO XI, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XI Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO XI Issuer.

The CLO XI Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO XI Closing Date (the “CLO XI Indenture”), by and among the CLO XI Issuer and State Street Bank and Trust Company: (i) $152.5 million of AAA(sf) Class A-1T Notes, which bear interest at three-month term SOFR plus 2.50%, (ii) $25.5 million of AAA(sf) Class A-1F Notes, which bear interest at 6.10% and (iii) $32 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.60% (together, the “CLO XI Secured Notes”) and (B) the borrowing by the Issuer of $50 million under floating rate Class A-1L loans (the “CLO XI Class A-1L Loans” and together with the CLO XI Secured Notes, the “CLO XI Debt”). The CLO XI Class A-1L Loans bear interest at three-month term SOFR plus 2.50%. The CLO XI Class A-1L Loans were borrowed under a loan agreement (the “CLO XI A-1L Loan Agreement”), dated as of the CLO XI Closing Date, by and among the CLO XI Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XI Debt is secured by middle market loans, participation interests in middle market loans and other assets of the Issuer. The CLO XI Debt is scheduled to mature on May 15, 2035. The CLO XI Secured Notes were privately placed by SMBC Nikko Securities America, Inc. as Initial Purchaser.

Concurrently with the issuance of the CLO XI Secured Notes and the borrowing under the CLO XI Class A-1L Loans, the CLO XI Issuer issued approximately $135.82 million of subordinated securities in the form of 135,820 preferred shares at an issue price of U.S. $1,000 per share (the “CLO XI Preferred Shares”). The CLO XI Preferred Shares were issued by the CLO XI Issuer as part of its issued share capital and are not secured by the collateral securing the CLO XI Debt. We purchased all of the CLO XI Preferred Shares.
We act as retention holder in connection with the CLO XI Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO XI Preferred Shares.

As part of the CLO XI Transaction, we entered into a loan sale agreement with the CLO XI Issuer dated as of the CLO XI Closing Date, which provided for the contribution of approximately $96.434 million funded par amount of middle market loans from us to the CLO XI Issuer on the CLO XI Closing Date and for future sales from us to the CLO XI Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XI Debt. The remainder of the initial portfolio assets securing the CLO XI Debt consisted of approximately $260.584 million funded par amount of middle market loans purchased by the CLO XI Issuer from Core Income Funding IV LLC, our wholly-owned subsidiary, under an additional loan sale agreement executed on the CLO XI Closing Date between the CLO XI Issuer and Core Income Funding IV LLC (the “Core Income Funding IV Loan Sale Agreement”). We and Core Income Funding IV LLC each made customary representations, warranties, and covenants to the CLO XI Issuer under the applicable loan sale agreement.

Through May 15, 2027, a portion of the proceeds received by the CLO XI Issuer from the loans securing the CLO XI Debt may be used by the CLO XI Issuer to purchase additional middle market loans under the direction of Blue Owl Credit Advisors LLC (“OCA”), our investment advisor, in its capacity as collateral manager for the CLO XI Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans.

The CLO XI Debt is the secured obligation of the CLO XI Issuer, and the CLO XI Indenture and CLO XI A-1L Loan Agreement each include customary covenants and events of default. The CLO XI Secured Notes have not been registered under the Securities Act , or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.

The Adviser will serve as collateral manager for the CLO XI Issuer under a collateral management agreement dated as of the CLO XI Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Amended and Restated Investment Advisory Agreement, dated May 18, 2021, between the Adviser and us will be offset by the amount of the collateral management fee attributable to the CLO XI Issuer’s equity or notes owned by us.

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

The March 2025 Notes were issued pursuant to the Base Indenture and the Third Supplemental Indenture (together, the “March 2025 Indenture”). The March 2025 Notes will mature on March 21, 2025 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the March 2025 Indenture. The March 2025 Notes bear interest at a rate of 5.500% per year payable semi-annually on March 21 and September 21 of each year, commencing on September 21, 2022. Concurrent with the issuance of the March 2025 Notes, we in connection with the offering, we entered into a Registration Rights

Agreement, dated as of March 29, 2022 (the “March 2025 Registration Rights Agreement”), for the benefit of the purchasers of the March 2025 Notes. Pursuant to the March 2025 Registration Rights Agreement, we are obligated to file with the SEC a registration statement with respect to an offer to exchange the March 2025 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the March 2025 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the March 2025 Notes. If we fail to satisfy its registration obligations under the March 2025 Registration Rights Agreement, we will be required to pay additional interest to the holders of the March 2025 Notes. The Company filed a registration statement with the SEC and, on July 25, 2022, commenced an offer to exchange the March 2025 Notes for newly issuer registered notes with substantially similar terms, which expired on August 23, 2022 and was completed promptly thereafter.

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

The September 2027 Notes were issued pursuant to the Base Indenture and the Fourth Supplemental Indenture (together, the “September 2027 Indenture”). The September 2027 Notes will mature on September 16, 2027 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the September 2027 Indenture. The September 2027 Notes bear interest at a rate of 7.750% per year payable semi-annually on March 16 and September 16 of each year, commencing on March 16, 2023. Concurrent with the issuance of the September 2027 Notes, we entered into a Registration Rights Agreement (the “September 2027 Registration Rights Agreement”) for the benefit of the purchasers of the September 2027 Notes. Pursuant to the September 2027 Registration Rights Agreement, we are obligated to file a registration statement with the SEC with respect to an offer to exchange the September 2027 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the September 2027 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the September 2027 Notes. If we fail to satisfy its registration obligations under the September 2027 Registration Rights Agreement, we will be required to pay additional interest to the holders of the September 2027 Notes. The Company filed a registration statement with the SEC and, on July 24, 2024, commenced an offer to exchange the September 2027 Notes for newly issuer registered notes with substantially similar terms. See "ITEM 1. - Notes to Consolidated Financial Statements - Note 12. Subsequent Events."

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

In connection with the issuance of the September 2027 Notes, on October 18, 2022 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $600.0 million. We will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.84%. The interest rate swaps mature on September 16, 2027. For the three months ended June 30, 2023 we did not make any periodic payments. For the six months ended June 30, 2023 we made a periodic payment of $0.7 million, respectively. The interest expense related to the September 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2023, the interest rate swap had a fair value of $(3.1) million ($(0.1) million net of the present value of the cash flows of the September 2027 Notes). As of December 31, 2022, the interest rate swap had a fair value of $4.0 million ($0.4 million net of the present value of the cash flows of the September 2027 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

June 2028 Notes

On June 13, 2023, we issued $500 million aggregate principal amount of its 7.950% notes due 2028 (the “June 2028 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The June 2028 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

The June 2028 Notes were issued pursuant to the Base Indenture and the Fifth Supplemental Indenture (together with the Base Indenture, the “June 2028 Indenture”), between us and the Trustee. The June 2028 Notes will mature on June 13, 2028 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the June 2028 Indenture. The June 2028 Notes bear interest at a rate of 7.950% per year payable semi-annually on June 13 and December 13 of each year, commencing on December 13, 2023. Concurrent with the issuance of the June 2028 Notes, we entered into a Registration Rights Agreement (the “June 2028 Registration Rights Agreement”) for the benefit of the purchasers of the June 2028 Notes. Pursuant to the June 2028 Registration Rights Agreement, we are obligated to file a registration statement with the SEC with respect to an offer to exchange the June 2028 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the June 2028 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use our commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the June 2028 Notes. If we fail to satisfy our registration obligations under the June 2028 Registration Rights Agreement, we will be required to pay additional interest to the holders of the June 2028 Notes.

The June 2028 Notes are our direct, general unsecured obligations and rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the June 2028 Notes. The June 2028 Notes rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior to the June 2028 Notes. The June 2028 Notes rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The June 2028 Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

The June 2028 Indenture contains certain covenants, including covenants requiring us to (i) comply with Section 18(a)(1)(A) of the 1940 Act whether or not we are subject to those requirements, and (ii) provide financial information to the holders of the June

2028 Notes and the Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the June 2028 Indenture.

In addition, if a change of control repurchase event, as defined in the Indenture, occurs prior to maturity, holders of the June 2028 Notes will have the right, at their option, to require us to repurchase for cash some or all of the June 2028 Notes at a repurchase price equal to 100% of the aggregate principal amount of the June 2028 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of the following periods, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2023	December 31, 2022
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$38,884	$45,000
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	26,056	43,432
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	—	186
ACR Group Borrower, LLC	First lien senior secured revolving loan	245	537
AmeriLife Holdings LLC	First lien senior secured revolving loan	13,561	16,273
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	10,848	10,849
Anaplan, Inc.	First lien senior secured revolving loan	16,528	16,528
Apex Service Partners, LLC	First lien senior secured revolving loan	4,600	1,725
Appfire Technologies, LLC	First lien senior secured revolving loan	1,633	1,539
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	14,326	16,366
Aramsco, Inc.	First lien senior secured revolving loan	3,584	—
Aramsco, Inc.	First lien senior secured delayed draw term loan	1,299	—
Armstrong Bidco Ltd. (dba The Access Group)	First lien senior secured delayed draw term loan	2,142	3,734
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	5,106	5,106
Associations, Inc.	First lien senior secured revolving loan	4,829	4,829
Associations, Inc.	First lien senior secured delayed draw term loan	21,350	56,283
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	3,631	3,631
Avalara, Inc.	First lien senior secured revolving loan	7,045	7,045
Adenza Group, Inc.	First lien senior secured delayed draw term loan	2,145	2,145
Adenza Group, Inc.	First lien senior secured revolving loan	2,591	2,591
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,274	1,062
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	31,034	31,034

Portfolio Company	Investment	June 30, 2023	December 31, 2022
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	2,897	4,655
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	161	161
BELMONT BUYER, INC. (dba Valenz)	First lien senior secured delayed draw term loan	13,300	—
BELMONT BUYER, INC. (dba Valenz)	First lien senior secured revolving loan	5,925	—
Brightway Holdings, LLC	First lien senior secured revolving loan	1,053	2,105
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	697	917
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	752	1,157
Canadian Hospital Specialties Ltd.	First lien senior secured delayed draw term loan	—	637
Canadian Hospital Specialties Ltd.	First lien senior secured revolving loan	179	248
CivicPlus, LLC	First lien senior secured revolving loan	1,840	2,245
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	3,750	3,750
Community Brands ParentCo, LLC	First lien senior secured revolving loan	1,875	1,875
CoolSys, Inc.	First lien senior secured delayed draw term loan	770	—
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	14,183	14,183
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	14,183	14,183
Coupa Holdings, LLC	First lien senior secured revolving loan	1,664	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	2,174	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	—	5,712
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	9,963	9,963
Dermatology Intermediate Holdings III, Inc.	First lien senior secured delayed draw term loan	52	278
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	9,553	9,553
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	—
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	2,880	3,199
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	3,387	1,955
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	9,667	3,867
EOS U.S. Finco LLC	First lien senior secured loan	10,112	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	200	200
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	676	676
Formerra, LLC	First lien senior secured delayed draw term loan	54	211
Formerra, LLC	First lien senior secured revolving loan	479	526

Portfolio Company	Investment	June 30, 2023	December 31, 2022
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	—	191
Fortis Solutions Group, LLC	First lien senior secured revolving loan	5,847	5,848
Fullsteam Operations, LLC	First lien senior secured loan	—	31,894
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,182	3,182
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	791	791
GI Apple Midco LLC	First lien senior secured revolving loan	7,916	—
GI Apple Midco LLC	First lien senior secured delayed draw term loan	15,831	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	7,600	7,600
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,004	1,506
Global Music Rights, LLC	First lien senior secured revolving loan	7,500	7,500
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured delayed draw term loan	870	870
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	88	88
Granicus, Inc.	First lien senior secured revolving loan	111	107
Grayshift, LLC	First lien senior secured revolving loan	2,419	2,419
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	85	86
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	7,059	9,811
Hissho Sushi Merger Sub LLC	First lien senior secured revolving loan	8,162	6,996
Home Service TopCo IV, Inc.	First lien senior secured revolving loan	3,359	—
Home Service TopCo IV, Inc.	First lien senior secured delayed draw term loan	8,397	—
Hyperion Refinance S.a.r.l (dba Howden Group)	First lien senior secured delayed draw term loan	—	92,823
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	—	732
Ideal Image Development, LLC	First lien senior secured revolving loan	—	915
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	6,164	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	3,613	2,168
IMO Investor Holdings, Inc.	First lien senior secured delayed draw term loan	3,623	4,963
IMO Investor Holdings, Inc.	First lien senior secured revolving loan	2,482	2,010
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	—	31,750
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	10,583	10,583
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	74	83
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured delayed draw term loan	—	18,414

Portfolio Company	Investment	June 30, 2023	December 31, 2022
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured delayed draw term loan	6,999	8,048
Intelerad Medical Systems Inc.	First lien senior secured revolving loan	1,150	1
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	4,213	1,739
Kaseya Inc.	First lien senior secured delayed draw term loan	4,077	4,342
Kaseya Inc.	First lien senior secured revolving loan	3,256	4,342
KBP Brands, LLC	First lien senior secured delayed draw term loan	743	743
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	8,550	16,625
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	1,537	3,415
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured delayed draw term loan	6,792	8,748
Lightbeam Bidco, Inc.	First lien senior secured revolving loan	11,685	—
Lightbeam Bidco, Inc.	First lien senior secured delayed draw term loan	14,606	—
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	—	9,559
Lignetics Investment Corp.	First lien senior secured revolving loan	382	4,588
ManTech International Corporation	First lien senior secured delayed draw term loan	3,360	3,360
ManTech International Corporation	First lien senior secured revolving loan	1,806	1,806
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	21,702	28,401
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	8,038	8,038
Medline Borrower, LP	First lien senior secured revolving loan	2,020	2,020
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	2,643	3,071
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,765	1,765
Ministry Brands Holdings, LLC.	First lien senior secured delayed draw term loan	13,822	15,819
Ministry Brands Holdings, LLC.	First lien senior secured revolving loan	3,006	2,373
Mitnick Corporate Purchaser, Inc.	First lien senior secured revolving loan	6,875	8,713
Natural Partners, LLC	First lien senior secured revolving loan	5,063	5,063
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	1,039	1,039
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	3,521	3,521
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	4,930	4,401
OAC Holdings I Corp. (dba Omega Holdings)	First lien senior secured revolving loan	735	1,139
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	4,476	5,222

Portfolio Company	Investment	June 30, 2023	December 31, 2022
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	8,469	8,469
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3,302	3,302
OneOncology LLC	First lien senior secured revolving loan	14,269	—
OneOncology LLC	First lien senior secured delayed draw term loan	26,754	—
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	10,148	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	17,905	17,906
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	88	70
PCF Holdco, LLC (dba PCF Insurance Services)	Series A Preferred Units	6,798	—
Pediatric Associates Holding Company, LLC	First lien senior secured delayed draw term loan	533	1,776
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	—	8,891
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	2,570	2,570
Ping Identity Holding Corp.	First lien senior secured revolving loan	2,182	2,182
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured delayed draw term loan	28,553	28,553
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured revolving loan	12,237	12,237
Pluralsight, LLC	First lien senior secured revolving loan	196	196
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	11,854	8,653
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	—	19,248
QAD Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	245	236
Relativity ODA LLC	First lien senior secured revolving loan	435	435
Sailpoint Technologies Holdings, Inc.	First lien senior secured revolving loan	5,718	5,718
Securonix, Inc.	First lien senior secured revolving loan	5,339	5,339
Sensor Technology Topco, Inc.	First lien senior secured revolving loan	20,562	—
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	16,049	16,049
Smarsh Inc.	First lien senior secured delayed draw term loan	10,381	10,381
Smarsh Inc.	First lien senior secured revolving loan	830	5,190
Sonny's Enterprises, LLC	First lien senior secured revolving loan	26,018	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	27,525	—
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	—	315
Southern Air & Heat Holdings, LLC	First lien senior secured revolving loan	203	203

Portfolio Company	Investment	June 30, 2023	December 31, 2022
Spotless Brands, LLC	First lien senior secured revolving loan	1,461	1,461
Summit Acquisition Inc.	First lien senior secured delayed draw term loan	12,267	—
Summit Acquisition Inc.	First lien senior secured revolving loan	6,133	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	418	3,626
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	—	13,947
Tahoe Finco, LLC	First lien senior secured revolving loan	6,279	6,279
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	4,455	4,388
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,768	7,768
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured delayed draw term loan	10,317	10,317
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	3,198	4,746
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	13,126	12,555
The Shade Store, LLC	First lien senior secured revolving loan	3,273	4,909
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	112	470
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	1,306	1,306
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	—	10,000
Troon Golf, L.L.C.	First lien senior secured revolving loan	7,207	7,207
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	2,000	1,475
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	338	3,045
Unified Women's Healthcare, LP	First lien senior secured revolving loan	8,120	8,120
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	1,096
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	47	113
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	267	—
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
Zendesk, Inc.	First lien senior secured delayed draw term loan	30,080	30,080
Zendesk, Inc.	First lien senior secured revolving loan	12,386	12,386
Total Unfunded Portfolio Company Commitments		$982,318	$1,067,317

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

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of us in the amount of $2.0 million for the period from April 22, 2020 (Inception) to June 30, 2023, of which $2.0 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2023, management was not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities and notes as of June 30, 2023, is as follows:

($ in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 years
Revolving Credit Facility	525,469	—	—	525,469	—
SPV Asset Facility I	525,000	—	—	—	525,000
SPV Asset Facility II	1,718,000	—	—	1,718,000	—
SPV Asset Facility III	555,000	—	—	555,000	—
SPV Asset Facility IV	248,610	—	—	—	248,610
SPV Asset Facility V	100,000	—	—	100,000	—
CLO VIII	290,000	—	—	—	290,000
CLO XI	260,000	—	—	—	260,000
September 2026 Notes	350,000	—	—	350,000	—
February 2027 Notes	500,000	—	—	500,000	—
September 2027 Notes	600,000	—	—	600,000	—
March 2025 Notes	500,000	—	500,000	—	—
June 2028 Notes	500,000	—	—	500,000	—
Total Contractual Obligations	6,672,079	—	500,000	4,848,469	1,323,610

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

We invest in Amergin AssetCo, Fifth Season, and OCIC SLF, controlled affiliated investments, and LSI Financing, a non-controlled affiliated investment, as defined in the 1940 Act. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as described in Form 10-K for the fiscal year ended December 31, 2022 and in our Form 10-Q for the quarter ended March 31, 2023 “ITEM 1A. – RISK FACTORS.”

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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes accretion and amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. PIK dividends represent accrued dividends that are added to the shares held of the equity investment on the respective interest payment dates rather than being paid in cash and generally becomes due at a certain trigger date. For the three months ended June 30, 2023, PIK interest income and PIK dividend income earned was $34.3 million, representing 9.4% of total investment income. For the six months ended June 30, 2023, PIK interest income and PIK dividend income earned was $67.4 million, representing 10.1% of total investment income. For the three months ended June 30, 2022, PIK interest income and PIK dividend income earned was $7.2 million, representing 5.6% of total investment income. For the six months ended June 30, 2022, PIK interest income and PIK dividend income earned was $12.2 million, representing 6.1% of total investment income. Discounts and premiums to par value on securities purchased are accreted or amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of premiums or discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income” for that year, which is generally our ordinary income plus the excess of our realized net short- term capital gains over our realized net long-term capital losses. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the "spillover dividend" provisions of Subchapter M. In order for us to not be subject to U.S. federal excise taxes, we must distribute annually an amount at least equal to the sum of (i) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. We, at our discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. excise tax on this income.

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2022. As applicable, the Company's prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.

Recent Developments

Articles of Amendment

Blue Owl Credit Income Corp. was formerly known as “Owl Rock Core Income Corp.” On June 22, 2023, we filed Articles of Amendment in the state of Maryland to formally change our name to “Blue Owl Credit Income Corp.” Our new name took effect on July 6, 2023.

June 2028 Notes

On July 14, 2023, we issued an additional $150 million aggregate principal amount of our June 2028 Notes in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The June 2028 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

CLO XII

On July 18, 2023, we completed a $396.5 million term debt securitization transaction (the “CLO XII Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO XII Transaction and the secured loan borrowed in the CLO XII Transaction were issued and incurred, as applicable, by our consolidated subsidiary Owl Rock CLO XII, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XII Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO XII Issuer.

Commencement of Exchange Offer

On July 24th, 2023, we commenced an offering to exchange the September 2027 Notes for newly issued registered notes with substantially similar terms.

Equity Raise

As of August 10, 2023, we have issued 256,463,360 shares of Class S common stock, 61,343,204 shares of Class D common stock, and 449,648,397 shares of Class I common stock and have raised total gross proceeds of $2.4 billion, $0.6 billion, and $4.1 billion, respectively, including seed capital of $1,000 contributed by our Adviser in September 2020 and approximately $25.0 million in gross proceeds raised from Feeder FIC Equity. In addition, we received $275.6 million in subscription payments which we accepted on August 3, 2023 and which is pending our determination of the net asset value per share applicable to such purchase.

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

As of June 30, 2023, 99.1% of our debt investments based on fair value were at floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.8%.

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$361.9	$(142.5)	$219.4
Up 200 basis points	$241.3	$(95.0)	$146.3
Up 100 basis points	$120.6	$(47.5)	$73.1
Down 100 basis points	$(120.6)	$47.5	$(73.1)
Down 200 basis points	$(241.3)	$95.0	$(146.3)
Down 300 basis points	$(361.9)	$142.5	$(219.4)

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

Credit Risk

We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of June 30, 2023 and December 31, 2022, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.

Inflation Risk

Inflation is likely to continue in the near to medium-term, particularly in the United States, and monetary policy has tightened in response. Persistent inflationary pressures could affect the profitability of investments held by our products, which could impact the level of management fees and other revenues we may earn in the future.

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

(b)Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC. In order to satisfy the reinvestment portion of our dividends for the six months ended June 30, 2023, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price	Share Class
February 24, 2023	January 31, 2023	687,028	$9.24	Class S
February 24, 2023	January 31, 2023	204,137	$9.25	Class D
February 24, 2023	January 31, 2023	1,232,682	$9.26	Class I
March 23, 2023	February 28, 2023	541,897	$9.23	Class S
March 23, 2023	February 28, 2023	161,442	$9.24	Class D
March 23, 2023	February 28, 2023	982,289	$9.26	Class I
April 26, 2023	March 31, 2023	550,369	$9.21	Class S
April 26, 2023	March 31, 2023	171,791	$9.22	Class D
April 26, 2023	March 31, 2023	1,033,295	$9.24	Class I
May 22, 2023	April 30, 2023	783,932	$9.21	Class S
May 22, 2023	April 30, 2023	249,352	$9.22	Class D
May 22, 2023	April 30, 2023	1,403,674	$9.24	Class I
June 26, 2023	May 31, 2023	615,928	$9.18	Class S
June 26, 2023	May 31, 2023	198,660	$9.19	Class D
June 26, 2023	May 31, 2023	1,184,501	$9.21	Class I
July 26, 2023	June 30, 2023	645,540	$9.28	Class S
July 26, 2023	June 30, 2023	196,893	$9.29	Class D
July 26, 2023	June 30, 2023	1,224,110	$9.31	Class I

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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
February 28, 2023	S	March 31, 2023	$21,643	$9.21	2,349,994
February 28, 2023	D	March 31, 2023	$3,453	$9.22	374,566
February 28, 2023	I	March 31, 2023	$68,024	$9.24	7,361,842
May 31, 2023	S	June 30, 2023	$16,367	$9.28	1,763,641
May 31, 2023	D	June 30, 2023	$13,809	$9.29	1,486,423
May 31, 2023	I	June 30, 2023	$46,071	$9.31	4,948,651

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Articles of Amendment

Effective as of July 6, 2023, the Company amended its charter to change the Company's name from Owl Rock Core Income Corp. to Blue Owl Credit Income Corp. The Company effected the name change by filing Articles of Amendment (the "Amendment") with the State Department of Assessments and Taxation of Maryland. A copy of our Articles of Amendment and Restatement, as further amended by the Amendment, is filed as Exhibit 3.1 to this report.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibits

3.1*	Articles of Amendment and Restatement, dated February 23, 2021, as amended June 22, 2023

3.2	Second Amended and Restated Bylaws, dated July 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on June 22, 2023).

4.1
Fifth Supplemental Indenture, dated as of June 13, 2023, relating to the 7.950% notes due 2028, by and between Owl Rock Core Income Corp. and Truist Bank, as successor to Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on June 14, 2023).

4.2	Form of 7.950% notes due 2028 sold in reliance on Rule 144A of the Securities Act (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed on June 14, 2023).

4.3
Form of 7.950% notes due 2028 sold in reliance on Rule 501(a)(1), (2), (3), (7) or (9) of the Securities Act (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K, filed on June 14, 2023).

4.4
Registration Rights Agreement, dated as of June 13, 2023, by and among RBC Capital Markets, LLC, SMBC Nikko Securities America, Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K, filed on June 14, 2023).

10.1
Indenture and Security Agreement, dated as of May 24, 2023 by and between Owl Rock CLO XI, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 26, 2023).

10.2
Collateral Management Agreement, dated as of May 24, 2023, between Owl Rock CLO XI, LLC and Owl Rock Capital Advisors LLC (incorporated by reference Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on May 26, 2023).

10.3
Loan Sale Agreement, dated as of May 24, 2023, between Owl Rock Core Income Corp., as Seller and Owl Rock CLO XI, LLC, as Purchaser (incorporated by reference Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on May 26, 2023).

10.4
Loan Sale Agreement, dated as of May 24, 2023, between Core Income Funding IV LLC, as Seller and Owl Rock CLO XI, LLC, as Purchaser (incorporated by reference Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on May 26, 2023).

10.5
Class A-1L Loan Agreement, dated as of May 24, 2023, among Owl Rock CLO XI, LLC, as Borrower, State Street Bank and Trust Company, as Loan Agent, State Street Bank and Trust Company as Collateral Trustee and each of the Class A-1L Lenders party thereto (incorporated by reference Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on May 26, 2023).

10.6
Amendment No. 2 to the Credit Agreement by and among Core Income Funding I LLC, as Borrower, the Lenders referred to therein, Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator, Custodian and Alter Domus (US) LLC as document custodian (incorporated by reference Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 23, 2023).

10.7
License Agreement, dated as of July 6, 2023, between Blue Owl Credit Income Corp. and Blue Owl Capital Holdings LLC (incorporated by reference Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 6, 2023).

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

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
______________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Owl Credit Income Corp.

Date: August 10, 2023	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date:August 10, 2023	By:	/s/ Bryan Cole
Bryan Cole
Chief Operating Officer and Chief Financial Officer