Form 10-Q
period 2023-09-30
Blue Owl Credit Income Corp.
filed 2023-11-09
CIK 1812554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 9, 2023, the registrant had 292,341,953 shares of Class S common stock, 66,386,537 shares of Class D common stock, and 494,407,471 shares of Class I common stock, $0.01, par value per share, outstanding.

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
•the impact of rising interest rates, elevated inflation rates, ongoing supply chain and labor market disruptions, instability in the U.S. and international banking systems, and the risk of recession or a shutdown of government services could impact our business prospects and the prospects of our portfolio companies;
•an economic downturn could also impact availability and pricing of our financing and our ability to access the debt and equity capital markets;
•a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;
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
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks
•the escalated conflict in the Middle East;
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

Blue Owl Credit Income Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $13,808,253 and $10,585,542, respectively)	$13,810,549	$10,469,767
Non-controlled, affiliated investments (amortized cost of $74,421 and $6,224, respectively)	77,407	6,175
Controlled, affiliated investments (amortized cost of $472,453 and $233,026, respectively)	479,324	231,642
Total investments at fair value (amortized cost of $14,355,127 and $10,824,792, respectively)	14,367,280	10,707,584
Cash (restricted cash of $33,803 and $23,000, respectively)	419,376	225,247
Interest receivable	111,750	80,402
Receivable from controlled affiliates	8,724	20,202
Receivable for investments sold	22,904	—
Prepaid expenses and other assets	183,850	2,927
Total Assets	$15,113,884	$11,036,362
Liabilities
Debt (net of unamortized debt issuance costs of $80,765 and $63,306, respectively)	$6,975,321	$5,477,411
Distribution payable	55,079	37,036
Payable for investments purchased	174,083	41,706
Payables to affiliates	41,740	32,590
Tender offer payable	103,908	110,836
Accrued expenses and other liabilities	101,785	87,030
Total Liabilities	7,451,916	5,786,609
Commitments and contingencies (Note 7)
Net Assets
Class S Common shares $0.01 par value, 1,000,000,000 shares authorized; 277,661,749 and 196,951,435 shares issued and outstanding, respectively	2,777	1,970
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 63,961,682 and 48,895,298 shares issued and outstanding, respectively	640	489
Class I Common shares $0.01 par value, 1,000,000,000 shares authorized; 471,968,302 and 332,811,718 shares issued and outstanding, respectively	4,720	3,328
Additional paid-in-capital	7,493,625	5,322,239
Accumulated undistributed (overdistributed) earnings	160,206	(78,273)
Total Net Assets	7,661,968	5,249,753
Total Liabilities and Net Assets	$15,113,884	$11,036,362
Net Asset Value Per Class S Share	$9.40	$9.06
Net Asset Value Per Class D Share	$9.41	$9.07
Net Asset Value Per Class I Share	$9.43	$9.08

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$357,354	$174,782	$931,597	$345,230
Payment-in-kind (“PIK”) interest income	18,178	12,198	51,140	24,369
Dividend income	2,338	—	6,470	—
Payment-in-kind (“PIK”) dividend income	16,729	13,166	51,131	21,829
Other income	2,995	5,073	10,412	12,857
Total investment income from non-controlled, non-affiliated investments	397,594	205,219	1,050,750	404,285
Investment income from non-controlled, affiliated investments:
Dividend income	214	—	547	—
Total investment income from non-controlled, affiliated investments	214	—	547	—
Investment income from controlled, affiliated investments:
Payment-in-kind (“PIK”) interest income	773	—	773	—
Dividend income	10,200	—	26,318	—
Total investment income from controlled, affiliated investments	10,973	—	27,091	—
Total Investment Income	408,781	205,219	1,078,388	404,285
Operating Expenses
Offering costs	1,156	1,090	2,093	3,440
Interest expense	127,342	61,773	331,488	113,254
Management fees	21,466	12,672	57,262	27,570
Performance based incentive fees	30,803	15,142	82,050	29,489
Professional fees	4,416	2,916	10,330	6,250
Directors’ fees	448	296	972	845
Shareholder servicing fees	5,696	3,558	14,916	8,444
Other general and administrative	1,828	1,755	4,981	4,087
Total Operating Expenses	193,155	99,202	504,092	193,379
Expense support (Note 3)	—	—	—	(6,775)
Net Operating Expenses	193,155	99,202	504,092	186,604
Net Investment Income (Loss) Before Taxes	215,626	106,017	574,296	217,681
Income tax expense (benefit), including excise tax expense (benefit)	1,027	4	2,529	4
Net Investment Income (Loss) After Taxes	$214,599	$106,013	$571,767	$217,677
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$46,417	$48,819	$119,573	$(142,695)
Non-controlled, affiliated investments	2,986	—	3,035	—
Controlled, affiliated investments	3,541	—	8,254	—
Translation of assets and liabilities in foreign currencies	4	(1,779)	351	(2,652)
Income tax (provision) benefit	6	—	(1)	—
Total Net Change in Unrealized Gain (Loss)	52,954	47,040	131,212	(145,347)
Net realized gain (loss):
Non-controlled, non-affiliated investments	(2,411)	(234)	(9,589)	125
Non-controlled, affiliated investments	—	—	—	—
Controlled, affiliated investments	—	—	—	—
Foreign currency transactions	267	52	207	261
Total Net Realized Gain (Loss)	(2,144)	(182)	(9,382)	386
Total Net Realized and Change in Unrealized Gain (Loss)	50,810	46,858	121,830	(144,961)
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$265,409	$152,871	$693,597	$72,716
Net Increase (Decrease) in Net Assets Resulting from Operations - Class S Common Stock	$89,934	$51,124	$233,584	$20,523
Net Increase (Decrease) in Net Assets Resulting from Operations - Class D Common Stock	$21,281	$13,457	$57,320	$6,459
Net Increase (Decrease) in Net Assets Resulting from Operations - Class I Common Stock	$154,194	$88,290	$402,694	$45,734
Earnings Per Share - Basic and Diluted of Class S Common Stock	$0.34	$0.30	$0.99	$0.15
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	266,167,781	171,779,747	236,530,998	134,859,276
Earnings Per Share - Basic and Diluted of Class D Common Stock	$0.34	$0.31	$0.99	$0.18
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted	62,982,453	43,183,930	58,042,790	35,082,254
Earnings Per Share - Basic and Diluted of Class I Common Stock	$0.34	$0.31	$0.99	$0.22
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	456,349,592	280,852,155	407,774,285	211,931,540
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(5)
Advertising and media
Global Music Rights, LLC(7)	First lien senior secured loan	SR +	5.75%	08/2028	$82,898	$81,641	$82,898	1.1%
Global Music Rights, LLC(7)(17)(18)	First lien senior secured revolving loan	SR +	5.75%	08/2027	—	(98)	—	0.0%
Circana Group, L.P. (fka The NPD Group, L.P.)(6)	First lien senior secured loan	SR +	6.25% (2.75% PIK)	12/2028	227,246	223,286	224,972	2.9%
Circana Group, L.P. (fka The NPD Group, L.P.)(6)(17)	First lien senior secured revolving loan	SR +	5.75%	12/2027	2,568	2,346	2,425	0.0%
					312,712	307,175	310,295	4.0%
Aerospace and defense
Bleriot US Bidco, Inc.(7)(22)	First lien senior secured loan	SR +	4.00%	10/2028	$11,891	$11,832	$11,891	0.2%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(6)(22)	First lien senior secured loan	SR +	4.00%	08/2028	9,077	8,986	9,051	0.1%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(6)(22)	First lien senior secured loan	SR +	4.00%	08/2028	3,890	3,851	3,879	0.1%
ManTech International Corporation(7)	First lien senior secured loan	SR +	5.75%	09/2029	14,075	13,824	13,968	0.2%
ManTech International Corporation(6)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	09/2024	1,193	1,153	1,184	0.0%
ManTech International Corporation(7)(17)(18)	First lien senior secured revolving loan	SR +	5.75%	09/2028	—	(30)	(14)	0.0%
Peraton Corp.(6)(22)	First lien senior secured loan	SR +	3.75%	02/2028	14,589	14,568	14,544	0.2%
Peraton Corp.(7)(22)	Second lien senior secured loan	SR +	7.75%	02/2029	4,831	4,777	4,719	0.1%
					59,546	58,961	59,222	0.9%
Automotive
Holley Inc.(7)(22)	First lien senior secured loan	SR +	3.75%	11/2028	$2,289	$2,277	$2,206	0.0%
Mavis Tire Express Services Topco Corp.(6)(22)	First lien senior secured loan	SR +	4.00%	05/2028	9,775	9,741	9,741	0.1%
OAC Holdings I Corp. (dba Omega Holdings)(8)	First lien senior secured loan	SR +	5.00%	03/2029	9,073	8,922	8,846	0.1%
OAC Holdings I Corp. (dba Omega Holdings)(8)(17)(18)	First lien senior secured revolving loan	SR +	5.00%	03/2028	—	(39)	(64)	0.0%
Power Stop, LLC(6)(21)	First lien senior secured loan	SR +	4.75%	01/2029	29,550	29,311	25,118	0.3%
Spotless Brands, LLC(7)	First lien senior secured loan	SR +	6.50%	07/2028	54,030	53,120	53,491	0.7%
Spotless Brands, LLC(7)(17)(18)	First lien senior secured revolving loan	SR +	6.50%	07/2028	—	(23)	(15)	0.0%
					104,717	103,309	99,323	1.2%
Asset based lending and fund finance
Hg Genesis 9 Sumoco Limited(13)(23)	Unsecured facility	E +	7.00% PIK	03/2027	$132,556	$137,057	$132,556	1.7%
Hg Saturn Luchaco Limited(14)(23)	Unsecured facility	SA +	7.50% PIK	03/2026	2,154	2,376	2,154	0.0%
					134,710	139,433	134,710	1.7%
Buildings and real estate
Associations, Inc.(7)	First lien senior secured loan	SR +	6.50% (2.50% PIK)	07/2027	$106,674	$105,808	$105,874	1.4%
Associations, Inc.(7)(17)(18)	First lien senior secured revolving loan	SR +	6.50%	07/2027	—	(30)	(36)	0.0%
Associations, Inc.(7)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.50% (2.50% PIK)	06/2024	47,688	47,237	47,228	0.6%
CoreLogic Inc.(6)(22)	First lien senior secured loan	SR +	3.50%	06/2028	36,762	36,177	33,899	0.4%

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Cushman & Wakefield U.S. Borrower, LLC(6)(22)	First lien senior secured loan	SR +	2.75%	08/2025	1,233	1,216	1,230	0.0%
Dodge Construction Network, LLC(7)	First lien senior secured loan	SR +	4.75%	02/2029	16,985	16,777	13,843	0.2%
RealPage, Inc.(6)(22)	First lien senior secured loan	SR +	3.00%	04/2028	14,095	14,081	13,919	0.2%
RealPage, Inc.(6)(22)	Second lien senior secured loan	SR +	6.50%	04/2029	27,500	27,177	27,536	0.4%
Wrench Group LLC(7)	First lien senior secured loan	SR +	4.50%	04/2026	16,958	16,673	16,915	0.2%
Wrench Group LLC(7)	First lien senior secured loan	SR +	4.00%	04/2026	10,463	10,356	10,411	0.1%
					278,358	275,472	270,819	3.5%
Business services
Access CIG, LLC(6)(22)	First lien senior secured loan	SR +	5.00%	02/2025	$80,000	$78,035	$78,823	1.0%
Access CIG, LLC(7)	Second lien senior secured loan	SR +	7.75%	02/2026	2,385	2,381	2,361	0.0%
BrightView Landscapes, LLC(7)(22)	First lien senior secured loan	SR +	3.25%	04/2029	5,781	5,599	5,779	0.1%
Capstone Acquisition Holdings, Inc.(6)	First lien senior secured loan	SR +	4.75%	11/2027	9,924	9,857	9,899	0.1%
ConnectWise, LLC(6)(22)	First lien senior secured loan	SR +	3.50%	09/2028	29,776	29,831	29,255	0.4%
CoolSys, Inc.(7)	First lien senior secured loan	SR +	4.75%	08/2028	13,914	12,934	12,835	0.2%
CoreTrust Purchasing Group LLC(6)	First lien senior secured loan	SR +	6.75%	10/2029	96,663	94,925	95,695	1.2%
CoreTrust Purchasing Group LLC(6)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.75%	09/2024	—	(61)	—	0.0%
CoreTrust Purchasing Group LLC(6)(17)(18)	First lien senior secured revolving loan	SR +	6.75%	10/2029	—	(226)	(142)	0.0%
Denali BuyerCo, LLC (dba Summit Companies)(7)	First lien senior secured loan	SR +	5.50%	09/2028	198,248	195,679	197,751	2.6%
Denali BuyerCo, LLC (dba Summit Companies)(7)(17)(18)	First lien senior secured revolving loan	SR +	5.50%	09/2027	—	(85)	(25)	0.0%
Diamondback Acquisition, Inc. (dba Sphera)(6)	First lien senior secured loan	SR +	5.50%	09/2028	46,988	46,271	46,284	0.6%
Entertainment Benefits Group, LLC(6)	First lien senior secured loan	SR +	4.75%	09/2025	74,458	73,863	74,457	1.0%
Entertainment Benefits Group, LLC(6)(17)	First lien senior secured revolving loan	SR +	4.75%	09/2025	1,933	1,850	1,933	0.0%
Fullsteam Operations, LLC(7)	First lien senior secured loan	SR +	7.50% (3.00% PIK)	10/2027	85,300	83,734	86,153	1.1%
Hercules Borrower, LLC (dba The Vincit Group)(7)	First lien senior secured loan	SR +	6.25%	12/2026	802	794	802	0.0%
Hercules Borrower, LLC (dba The Vincit Group)(7)	First lien senior secured loan	SR +	5.50%	12/2026	2,176	2,162	2,171	0.0%
Hercules Borrower, LLC (dba The Vincit Group)(7)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.50%	12/2026	13,000	12,905	12,967	0.2%
Hercules Borrower, LLC (dba The Vincit Group)(7)(17)	First lien senior secured revolving loan	SR +	6.25%	12/2026	5	4	5	0.0%
Hercules Buyer, LLC (dba The Vincit Group)(16)(28)	Unsecured notes		0.48% PIK	12/2029	24	24	27	0.0%
Kaseya Inc.(7)	First lien senior secured loan	SR +	6.25% (2.50% PIK)	06/2029	71,871	70,634	71,692	0.9%
Kaseya Inc.(7)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.25% (2.50% PIK)	06/2024	265	227	265	0.0%
Kaseya Inc.(7)(17)	First lien senior secured revolving loan	SR +	6.25% (2.50% PIK)	06/2029	1,093	1,022	1,082	0.0%
KPSKY Acquisition, Inc. (dba BluSky)(7)	First lien senior secured loan	SR +	5.25%	10/2028	83,568	82,341	82,733	1.1%

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
KPSKY Acquisition, Inc. (dba BluSky)(7)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.25%	06/2024	13,431	13,157	13,296	0.2%
Packers Holdings, LLC(6)(22)	First lien senior secured loan	SR +	3.25%	03/2028	16,617	16,517	9,804	0.1%
Ping Identity Holding Corp.(6)	First lien senior secured loan	SR +	7.00%	10/2029	21,818	21,522	21,709	0.3%
Ping Identity Holding Corp.(6)(17)(18)	First lien senior secured revolving loan	SR +	7.00%	10/2028	—	(28)	(11)	0.0%
					870,040	855,868	857,600	11.1%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(6)(22)	First lien senior secured loan	SR +	4.00%	11/2027	$13,796	$13,591	$13,504	0.2%
Aruba Investments Holdings LLC (dba Angus Chemical Company)(6)	Second lien senior secured loan	SR +	7.75%	11/2028	40,137	40,126	37,328	0.5%
Cyanco Intermediate 2 Corp.(6)(22)	First lien senior secured loan	SR +	4.75%	07/2028	22,000	21,350	22,007	0.3%
Gaylord Chemical Company, L.L.C.(7)	First lien senior secured loan	SR +	6.00%	03/2027	101,734	101,021	101,226	1.3%
Gaylord Chemical Company, L.L.C.(7)(17)(18)	First lien senior secured revolving loan	SR +	6.00%	03/2026	—	(22)	(20)	0.0%
Nouryon Finance B.V.(7)(22)(23)	First lien senior secured loan	SR +	4.00%	04/2028	2,993	2,986	2,953	0.0%
Nouryon Finance B.V.(6)(22)(23)	First lien senior secured loan	SR +	4.00%	10/2025	10,971	10,800	10,815	0.1%
Velocity HoldCo III Inc. (dba VelocityEHS)(7)	First lien senior secured loan	SR +	5.75%	04/2027	2,305	2,272	2,305	0.0%
Velocity HoldCo III Inc. (dba VelocityEHS)(6)(17)	First lien senior secured revolving loan	SR +	5.75%	04/2026	35	34	35	0.0%
					193,971	192,158	190,153	2.4%
Consumer products
ConAir Holdings LLC(6)	Second lien senior secured loan	SR +	7.50%	05/2029	$32,500	$32,090	$30,794	0.4%
Foundation Consumer Brands, LLC(7)	First lien senior secured loan	SR +	6.25%	02/2027	47,416	47,430	47,416	0.6%
Foundation Consumer Brands, LLC(7)	First lien senior secured loan	SR +	6.25%	02/2027	59,219	57,549	59,219	0.8%
Lignetics Investment Corp.(7)	First lien senior secured loan	SR +	6.00%	11/2027	84,643	83,872	83,797	1.1%
Lignetics Investment Corp.(8)(17)	First lien senior secured revolving loan	SR +	6.00%	10/2026	11,088	11,000	10,974	0.1%
Olaplex, Inc.(6)(22)(23)	First lien senior secured loan	SR +	3.50%	02/2029	49,309	48,607	41,114	0.5%
SWK BUYER, Inc. (dba Stonewall Kitchen)(7)	First lien senior secured loan	SR +	5.25%	03/2029	59,224	58,265	56,855	0.7%
SWK BUYER, Inc. (dba Stonewall Kitchen)(7)(17)	First lien senior secured revolving loan	SR +	5.25%	03/2029	3,626	3,540	3,403	0.0%
					347,025	342,353	333,572	4.2%
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging)(7)	First lien senior secured loan	SR +	6.40%	10/2028	$49,327	$48,946	$49,327	0.6%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(7)(17)(18)	First lien senior secured revolving loan	SR +	6.40%	09/2027	—	(34)	—	0.0%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(7)	First lien senior secured loan	SR +	6.40%	10/2028	30,463	29,928	30,463	0.4%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(7)	First lien senior secured loan	SR +	6.75%	09/2028	8,933	8,770	8,933	0.1%
Berlin Packaging L.L.C.(6)(22)	First lien senior secured loan	SR +	3.75%	03/2028	14,895	14,562	14,717	0.2%
BW Holding, Inc.(7)(22)	First lien senior secured loan	SR +	4.00%	12/2028	21,783	20,963	19,504	0.3%
Charter NEX US, Inc.(6)(22)	First lien senior secured loan	SR +	3.75%	12/2027	34,690	34,272	34,343	0.4%

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Five Star Lower Holding LLC(7)	First lien senior secured loan	SR +	4.25%	05/2029	21,656	21,403	20,790	0.3%
Fortis Solutions Group, LLC(7)	First lien senior secured loan	SR +	5.50%	10/2028	67,131	66,077	65,620	0.9%
Fortis Solutions Group, LLC(7)(17)(18)	First lien senior secured revolving loan	SR +	5.50%	10/2027	—	(91)	(152)	0.0%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(7)	First lien senior secured loan	SR +	6.25%	05/2028	113,030	112,088	113,030	1.5%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(7)(17)	First lien senior secured revolving loan	SR +	6.25%	05/2028	2,117	2,018	2,117	0.0%
Pregis Topco LLC(6)(21)(22)	First lien senior secured loan	SR +	3.75%	07/2026	6,933	6,781	6,913	0.1%
Pregis Topco LLC(6)	Second lien senior secured loan	SR +	6.75%	08/2029	30,000	30,000	29,925	0.4%
Pregis Topco LLC(6)	Second lien senior secured loan	SR +	7.75%	08/2029	2,500	2,500	2,500	0.0%
ProAmpac PG Borrower LLC(15)(22)	First lien senior secured loan	P +	3.50%	09/2028	20,000	19,888	19,870	0.3%
Ring Container Technologies Group, LLC(6)(22)	First lien senior secured loan	SR +	3.50%	08/2028	16,127	16,085	16,111	0.2%
Tricorbraun Holdings, Inc.(6)(22)	First lien senior secured loan	SR +	3.25%	03/2028	17,419	17,051	17,069	0.2%
					457,004	451,207	451,080	5.9%
Distribution
ABB/Con-cise Optical Group LLC(7)	First lien senior secured loan	SR +	7.50%	02/2028	$33,306	$32,912	$32,057	0.4%
Aramsco, Inc.(6)	First lien senior secured loan	SR +	5.75%	08/2025	30,743	30,611	30,743	0.3%
Aramsco, Inc.(6)(17)	First lien senior secured revolving loan	SR +	5.75%	08/2025	1,434	1,422	1,434	0.0%
Aramsco, Inc.(6)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	04/2024	3,275	3,219	3,275	0.0%
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(6)(22)	First lien senior secured loan	SR +	4.75%	12/2028	54,855	54,335	54,800	0.7%
Dealer Tire, LLC(6)(22)	First lien senior secured loan	SR +	4.50%	12/2027	5,010	5,016	5,013	0.1%
Dealer Tire, LLC(16)(21)(22)	Unsecured notes		8.00%	02/2028	56,120	55,071	52,618	0.7%
Formerra, LLC(7)	First lien senior secured loan	SR +	7.25%	11/2028	5,224	5,073	5,132	0.1%
Formerra, LLC(7)(17)(19)	First lien senior secured delayed draw term loan	SR +	7.25%	11/2023	156	151	154	0.0%
Formerra, LLC(7)(17)	First lien senior secured revolving loan	SR +	7.25%	11/2028	47	33	38	0.0%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(6)	First lien senior secured loan	SR +	6.25%	11/2025	1,282	1,272	1,282	0.0%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(7)	First lien senior secured loan	SR +	6.25%	11/2025	62,329	61,984	62,329	0.8%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(6)	First lien senior secured loan	SR +	6.75%	11/2025	1,938	1,923	1,938	0.0%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(6)	First lien senior secured delayed draw term loan	SR +	6.25%	11/2025	36,326	36,102	36,326	0.5%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(7)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.75%	12/2023	3,698	3,639	3,698	0.0%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(6)(17)	First lien senior secured revolving loan	SR +	6.25%	11/2024	9	8	9	0.0%
SRS Distribution, Inc.(6)(22)	First lien senior secured loan	SR +	3.50%	06/2028	23,955	23,744	23,690	0.3%

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
White Cap Supply Holdings, LLC(6)(22)	First lien senior secured loan	SR +	3.75%	10/2027	16,501	16,083	16,456	0.2%
					336,208	332,598	330,992	4.1%
Education
Community Brands ParentCo, LLC(7)	First lien senior secured loan	SR +	5.50%	02/2028	$31,397	$30,912	$31,083	0.4%
Community Brands ParentCo, LLC(7)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.50%	02/2024	—	(28)	—	0.0%
Community Brands ParentCo, LLC(7)(17)(18)	First lien senior secured revolving loan	SR +	5.50%	02/2028	—	(28)	(19)	0.0%
Learning Care Group (US) No. 2 Inc.(7)(22)	First lien senior secured loan	SR +	4.75%	08/2028	22,500	22,163	22,462	0.3%
Severin Acquisition, LLC (dba Powerschool)(7)(22)	First lien senior secured loan	SR +	3.00%	08/2025	14,742	14,732	14,716	0.2%
Sophia, L.P.(6)	First lien senior secured loan	SR +	4.25%	10/2027	14,999	14,883	14,961	0.2%
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(6)	First lien senior secured loan	SR +	4.50%	09/2030	13,337	13,171	13,171	0.2%
Pluralsight, LLC(7)	First lien senior secured loan	SR +	8.00%	04/2027	6,255	6,211	6,051	0.1%
Pluralsight, LLC(7)(17)	First lien senior secured revolving loan	SR +	8.00%	04/2027	246	244	233	0.0%
Renaissance Learning, Inc.(6)(22)	First lien senior secured loan	SR +	4.75%	04/2030	20,000	19,469	19,818	0.3%
					123,476	121,729	122,476	1.7%
Energy equipment and services
Pike Corp.(6)(22)	First lien senior secured loan	SR +	3.00%	01/2028	$5,991	$5,978	$5,977	0.1%
					5,991	5,978	5,977	0.1%
Financial services
Acuris Finance US, Inc. (ION Analytics) (7)(22)	First lien senior secured loan	SR +	4.00%	02/2028	$10,500	$10,438	$10,337	0.1%
Adenza Group, Inc.(6)	First lien senior secured loan	SR +	5.75%	12/2027	34,566	34,315	34,566	0.5%
Adenza Group, Inc.(6)(17)(18)	First lien senior secured revolving loan	SR +	5.75%	12/2025	—	(13)	—	0.0%
Boost Newco Borrower, LLC (dba WorldPay)(22)(23)	First lien senior secured loan	SR +	3.00%	09/2030	50,000	49,750	49,965	0.7%
BTRS Holdings Inc. (dba Billtrust)(7)	First lien senior secured loan	SR +	8.00%	12/2028	10,850	10,555	10,688	0.1%
BTRS Holdings Inc. (dba Billtrust)(7)(17)(19)	First lien senior secured delayed draw term loan	SR +	8.00%	12/2024	336	336	322	0.0%
BTRS Holdings Inc. (dba Billtrust)(6)(17)(18)	First lien senior secured revolving loan	SR +	8.00%	12/2028	—	(30)	(17)	0.0%
Computer Services, Inc. (dba CSI)(7)	First lien senior secured loan	SR +	6.75%	11/2029	30,348	29,793	30,196	0.4%
Deerfield Dakota Holdings(7)(22)	First lien senior secured loan	SR +	3.75%	04/2027	7,938	7,720	7,732	0.1%
Finastra USA, Inc.(7)(23)	First lien senior secured loan	SR +	7.25%	09/2029	164,763	163,116	163,116	2.1%
Finastra USA, Inc.(7)(17)(23)	First lien senior secured revolving loan	SR +	7.25%	09/2029	3,619	3,448	3,448	0.0%
Helios Software Holdings, Inc.(7)(22)(23)	First lien senior secured loan	SR +	4.25%	07/2030	5,611	5,424	5,579	0.1%
Muine Gall, LLC(8)(23)(27)	First lien senior secured loan	SR +	7.00% PIK	09/2026	30,358	30,557	30,358	0.4%
KRIV Acquisition Inc. (dba Riveron)(7)	First lien senior secured loan	SR +	6.50%	07/2029	81,295	78,924	78,857	1.0%
KRIV Acquisition Inc. (dba Riveron)(7)(17)(18)	First lien senior secured delayed draw term loan	SR +	6.50%	07/2029	—	(175)	(182)	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
KRIV Acquisition Inc. (dba Riveron)(7)(17)(18)	First lien senior secured revolving loan	SR +	6.50%	07/2029	—	(315)	(328)	0.0%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)	First lien senior secured loan	SR +	5.75%	09/2025	5,628	5,598	5,600	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)	First lien senior secured loan	SR +	5.75%	09/2025	2,127	2,124	2,116	0.0%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)	First lien senior secured loan	SR +	5.75%	09/2025	149	148	149	0.0%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)	First lien senior secured loan	SR +	5.75%	09/2025	504	501	502	0.0%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)	First lien senior secured loan	SR +	5.75%	09/2025	904	877	899	0.0%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)	First lien senior secured delayed draw term loan	SR +	5.75%	09/2025	3,023	2,996	3,008	0.0%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(17)(18)	First lien senior secured revolving loan	SR +	5.75%	09/2025	—	(4)	(3)	0.0%
Saphilux S.a.r.L (dba IQ EQ)(7)(23)	First lien senior secured loan	SR +	4.75%	07/2028	22,500	22,163	22,163	0.3%
Smarsh Inc.(8)	First lien senior secured loan	SR +	6.50%	02/2029	83,048	82,364	82,839	1.1%
Smarsh Inc.(8)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.50%	02/2024	10,381	10,211	10,355	0.1%
Smarsh Inc.(8)(17)(18)	First lien senior secured revolving loan	SR +	6.50%	02/2029	—	(6)	(2)	0.0%
USI, Inc.(7)(22)	First lien senior secured loan	SR +	3.25%	09/2030	12,000	11,970	11,965	0.2%
USI, Inc.(7)(22)	First lien senior secured loan	SR +	3.25%	09/2030	3,000	2,993	2,990	0.0%
					573,448	565,778	567,218	7.3%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(6)(22)	First lien senior secured loan	SR +	4.00%	09/2028	$13,755	$13,647	$13,583	0.2%
Balrog Acquisition, Inc. (dba BakeMark)(6)	Second lien senior secured loan	SR +	7.00%	09/2029	6,000	5,959	5,955	0.1%
CFS Brands, LLC(15)	First lien senior secured loan	P +	2.00%	03/2025	43,960	43,152	43,960	0.6%
Dessert Holdings(6)	First lien senior secured loan	SR +	4.00%	06/2028	19,649	19,573	17,488	0.2%
Hissho Sushi Merger Sub, LLC(7)	First lien senior secured loan	SR +	5.50%	05/2028	112,265	111,348	112,265	1.5%
Hissho Sushi Merger Sub, LLC(7)(17)(18)	First lien senior secured revolving loan	SR +	5.50%	05/2028	—	(67)	—	0.0%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(6)	First lien senior secured loan	SR +	6.25%	03/2027	275,000	271,231	271,564	3.5%
KBP Brands, LLC(7)	First lien senior secured loan	SR +	6.50% (1.00% PIK)	05/2027	14,687	14,549	14,430	0.2%
KBP Brands, LLC(6)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.50% (1.00% PIK)	12/2023	33,657	33,356	33,055	0.4%
Naked Juice LLC (dba Tropicana)(7)(22)	First lien senior secured loan	SR +	3.25%	01/2029	14,194	14,172	13,450	0.2%
Ole Smoky Distillery, LLC(6)	First lien senior secured loan	SR +	5.50%	03/2028	24,721	24,328	24,350	0.3%
Ole Smoky Distillery, LLC(6)	First lien senior secured loan	SR +	5.50%	03/2028	5,833	5,720	5,746	0.1%
Ole Smoky Distillery, LLC(6)(17)(18)	First lien senior secured revolving loan	SR +	5.50%	03/2028	—	(50)	(50)	0.0%
Pegasus BidCo B.V.(7)(22)	First lien senior secured loan	SR +	4.25%	07/2029	10,421	10,330	10,395	0.1%
Shearer's Foods, LLC(6)(22)	First lien senior secured loan	SR +	3.50%	09/2027	39,264	39,263	39,166	0.5%
Sovos Brands Intermediate, Inc.(7)(22)	First lien senior secured loan	SR +	3.50%	06/2028	10,145	10,137	10,134	0.1%

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Ultimate Baked Goods Midco, LLC(6)	First lien senior secured loan	SR +	6.25%	08/2027	16,211	15,926	16,211	0.2%
Ultimate Baked Goods Midco, LLC(6)(17)(18)	First lien senior secured revolving loan	SR +	6.25%	08/2027	—	(32)	—	0.0%
					639,762	632,542	631,702	8.2%
Healthcare equipment and services
Bamboo US BidCo LLC(7)	First lien senior secured loan	SR +	6.00%	09/2030	$96,615	$93,719	$93,717	1.2%
Bamboo US BidCo LLC(13)	First lien senior secured EUR term loan	E +	6.00%	09/2030	63,644	61,736	61,735	0.8%
Bamboo US BidCo LLC(7)(17)(18)	First lien senior secured revolving loan	SR +	6.00%	10/2029	—	(604)	(604)	0.0%
Bamboo US BidCo LLC(7)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.00%	03/2025	—	(226)	(226)	0.0%
Canadian Hospital Specialties Ltd.(12)(23)	First lien senior secured loan	C +	4.50%	04/2028	3,621	3,867	3,558	0.0%
Canadian Hospital Specialties Ltd.(11)(17)(23)	First lien senior secured revolving loan	C +	4.50%	04/2027	190	203	172	0.0%
Confluent Medical Technologies, Inc.(7)	First lien senior secured loan	SR +	3.75%	02/2029	24,787	24,686	24,353	0.3%
Confluent Medical Technologies, Inc.(7)	Second lien senior secured loan	SR +	6.50%	02/2030	46,000	45,215	45,080	0.6%
Dermatology Intermediate Holdings III, Inc.(7)(22)	First lien senior secured loan	SR +	4.25%	03/2029	13,005	12,789	12,911	0.2%
Dermatology Intermediate Holdings III, Inc.(7)(22)	First lien senior secured delayed draw term loan	SR +	4.25%	03/2029	2,471	2,410	2,453	0.0%
CSC MKG Topco LLC (dba Medical Knowledge Group)(6)	First lien senior secured loan	SR +	5.75%	02/2029	96,975	95,396	95,762	1.2%
CSC MKG Topco LLC. (dba Medical Knowledge Group)(7)	First lien senior secured loan	SR +	5.75%	02/2029	3,061	2,975	3,023	0.0%
Medline Borrower, LP(6)(22)	First lien senior secured loan	SR +	3.25%	10/2028	24,625	24,533	24,544	0.3%
Medline Borrower, LP(6)(17)(18)	First lien senior secured revolving loan	SR +	3.25%	10/2026	—	(27)	(35)	0.0%
Natus Medical, Inc.(7)	First lien senior secured loan	SR +	5.50%	07/2029	496	466	469	0.0%
Packaging Coordinators Midco, Inc.(7)(22)	First lien senior secured loan	SR +	3.50%	11/2027	4,726	4,652	4,701	0.1%
Packaging Coordinators Midco, Inc.(7)	Second lien senior secured loan	SR +	7.00%	12/2029	53,918	52,507	52,705	0.7%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(7)(23)	First lien senior secured loan	SR +	6.75%	01/2028	50,517	49,934	50,012	0.6%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(7)(17)(18)(23)	First lien senior secured revolving loan	SR +	6.75%	01/2026	—	(1)	(1)	0.0%
PERKINELMER U.S. LLC(7)	First lien senior secured loan	SR +	6.75%	03/2029	77,899	76,445	76,925	1.0%
Rhea Parent, Inc.(7)	First lien senior secured loan	SR +	5.50%	02/2029	76,796	75,536	76,412	1.0%
Zest Acquisition Corp.(6)(21)	First lien senior secured loan	SR +	5.50%	02/2028	11,784	11,282	11,519	0.2%
					651,130	637,493	639,185	8.2%
Healthcare providers and services
BELMONT BUYER, INC. (dba Valenz)(8)	First lien senior secured loan	SR +	6.50%	06/2029	$56,160	$55,074	$55,318	0.7%
BELMONT BUYER, INC. (dba Valenz)(8)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.50%	12/2024	5,306	5,132	5,227	0.1%
BELMONT BUYER, INC. (dba Valenz)(8)(17)(18)	First lien senior secured revolving loan	SR +	6.50%	06/2029	—	(127)	(100)	0.0%
Covetrus, Inc.(7)(22)	First lien senior secured loan	SR +	5.00%	10/2029	10,438	9,922	10,316	0.1%

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Covetrus, Inc.(7)	Second lien senior secured loan	SR +	9.25%	10/2030	160,000	156,969	159,200	2.1%
Ex Vivo Parent Inc. (dba OB Hospitalist)(7)	First lien senior secured loan	SR +	9.75% PIK	09/2028	33,997	33,513	33,147	0.4%
Engage Debtco Limited(7)(23)	First lien senior secured loan	SR +	5.90%	07/2029	60,833	59,511	59,768	0.8%
Engage Debtco Ltd.(7)(23)	First lien senior secured loan	SR +	7.25%	07/2029	30,367	29,530	30,139	0.4%
Engage Debtco Ltd.(7)(23)	First lien senior secured delayed draw term loan	SR +	5.75%	07/2029	19,750	19,338	19,405	0.3%
HAH Group Holding Company LLC (dba Help at Home)(6)	First lien senior secured delayed draw term loan	SR +	5.00%	10/2027	8,963	8,722	8,784	0.1%
MJH Healthcare Holdings, LLC(6)	First lien senior secured loan	SR +	3.50%	01/2029	19,700	19,637	19,651	0.3%
Natural Partners, LLC(7)(23)	First lien senior secured loan	SR +	6.00%	11/2027	68,160	67,111	67,649	0.9%
Natural Partners, LLC(7)(17)(18)(23)	First lien senior secured revolving loan	SR +	6.00%	11/2027	—	(74)	(38)	0.0%
Neptune Holdings, Inc. (dba NexTech)(8)	First lien senior secured loan	SR +	6.00%	08/2030	30,882	30,117	30,110	0.4%
Neptune Holdings, Inc. (dba NexTech)(8)(17)(18)	First lien senior secured revolving loan	SR +	6.00%	08/2029	—	(102)	(103)	0.0%
OB Hospitalist Group, Inc.(7)	First lien senior secured loan	SR +	5.50%	09/2027	60,575	59,706	59,515	0.8%
OB Hospitalist Group, Inc.(7)(17)	First lien senior secured revolving loan	SR +	5.50%	09/2027	3,623	3,517	3,484	0.0%
OneOncology LLC(7)	First lien senior secured loan	SR +	6.25%	06/2030	71,345	70,307	70,632	0.9%
OneOncology LLC(7)(17)(18)	First lien senior secured revolving loan	SR +	6.25%	06/2029	—	(203)	(143)	0.0%
OneOncology LLC(7)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.25%	12/2024	—	(160)	—	0.0%
Pacific BidCo Inc.(7)(23)	First lien senior secured loan	SR +	6.00% (0.25% PIK)	08/2029	162,541	158,999	160,509	2.1%
Pacific BidCo Inc.(7)(17)(18)(19)(23)	First lien senior secured delayed draw term loan	SR +	5.75%	08/2025	—	(187)	—	0.0%
Phoenix Newco, Inc. (dba Parexel)(6)(22)	First lien senior secured loan	SR +	3.25%	11/2028	19,700	19,624	19,544	0.3%
Phoenix Newco, Inc. (dba Parexel)(6)	Second lien senior secured loan	SR +	6.50%	11/2029	140,000	138,799	138,950	1.8%
Physician Partners, LLC(6)(22)	First lien senior secured loan	SR +	4.00%	12/2028	12,780	12,678	12,126	0.2%
Plasma Buyer LLC (dba Pathgroup)(7)	First lien senior secured loan	SR +	5.75%	05/2029	109,031	107,179	106,850	1.4%
Plasma Buyer LLC (dba Pathgroup)(7)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	05/2024	—	(229)	(286)	0.0%
Plasma Buyer LLC (dba Pathgroup)(7)(17)	First lien senior secured revolving loan	SR +	5.75%	05/2028	2,447	2,259	2,203	0.0%
Pediatric Associates Holding Company, LLC(6)	First lien senior secured loan	SR +	4.50%	12/2028	24,938	23,988	24,688	0.3%
Pediatric Associates Holding Company, LLC(6)(22)	First lien senior secured loan	SR +	3.25%	12/2028	19,700	19,632	19,164	0.3%
Pediatric Associates Holding Company, LLC(6)(22)	First lien senior secured delayed draw term loan	SR +	3.25%	12/2028	3,515	3,503	3,420	0.0%
PPV Intermediate Holdings, LLC(7)	First lien senior secured loan	SR +	5.75%	08/2029	163,397	160,540	161,762	2.1%
PPV Intermediate Holdings, LLC(7)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.00%	09/2025	—	(50)	(25)	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
PPV Intermediate Holdings, LLC(7)(17)(18)	First lien senior secured revolving loan	SR +	5.75%	08/2029	—	(200)	(119)	0.0%
TC Holdings, LLC (dba TrialCard)(8)	First lien senior secured loan	SR +	5.00%	04/2027	63,923	63,444	63,923	0.8%
TC Holdings, LLC (dba TrialCard)(8)(17)(18)	First lien senior secured revolving loan	SR +	5.00%	04/2027	—	(55)	—	0.0%
Tivity Health, Inc.(7)	First lien senior secured loan	SR +	6.00%	06/2029	150,480	147,234	149,350	1.9%
Unified Women's Healthcare, LP(6)	First lien senior secured loan	SR +	5.25%	06/2029	83,084	82,550	83,084	1.1%
Unified Women's Healthcare, LP(6)(17)	First lien senior secured revolving loan	SR +	5.25%	06/2029	1,861	1,811	1,861	0.0%
Quva Pharma, Inc. (6)	First lien senior secured loan	SR +	5.50%	04/2028	4,455	4,360	4,410	0.1%
Quva Pharma, Inc. (6)(17)	First lien senior secured revolving loan	SR +	5.50%	04/2026	100	93	95	0.0%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(6)	First lien senior secured loan	SR +	5.50%	03/2025	119,988	119,988	119,389	1.5%
Vermont Aus Pty Ltd(7)(23)	First lien senior secured loan	SR +	5.50%	03/2028	53,683	52,621	53,011	0.7%
					1,775,722	1,746,021	1,755,870	22.9%
Healthcare technology
Athenahealth Group Inc.(6)(22)	First lien senior secured loan	SR +	3.25%	02/2029	$29,411	$29,043	$28,814	0.4%
BCPE Osprey Buyer, Inc. (dba PartsSource)(7)	First lien senior secured loan	SR +	5.75%	08/2028	53,360	52,717	52,693	0.7%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	08/2028	6,440	6,203	6,328	0.1%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(17)	First lien senior secured revolving loan	SR +	5.75%	08/2026	724	681	666	0.0%
Bracket Intermediate Holding Corp.(7)(22)	First lien senior secured loan	SR +	5.00%	05/2028	49,875	48,475	49,759	0.6%
Color Intermediate, LLC (dba ClaimsXten)(7)	First lien senior secured loan	SR +	5.50%	10/2029	9,188	9,023	9,096	0.1%
IMO Investor Holdings, Inc.(7)	First lien senior secured loan	SR +	6.00%	05/2029	20,638	20,287	20,534	0.3%
IMO Investor Holdings, Inc.(8)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.00%	05/2024	1,333	1,281	1,327	0.0%
IMO Investor Holdings, Inc.(8)(17)	First lien senior secured revolving loan	SR +	6.00%	05/2028	397	359	385	0.0%
Interoperability Bidco, Inc. (dba Lyniate)(7)	First lien senior secured loan	SR +	7.00%	12/2026	75,374	75,027	74,620	1.0%
Interoperability Bidco, Inc. (dba Lyniate)(7)(17)	First lien senior secured revolving loan	SR +	7.00%	12/2024	1,805	1,769	1,745	0.0%
GHX Ultimate Parent Corporation(7)(22)	First lien senior secured loan	SR +	4.75%	06/2027	12,469	12,183	12,454	0.2%
GI Ranger Intermediate, LLC (dba Rectangle Health)(7)	First lien senior secured loan	SR +	5.75%	10/2028	20,659	20,339	20,349	0.2%
GI Ranger Intermediate, LLC (dba Rectangle Health)(7)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	03/2024	2,376	2,280	2,302	0.0%
GI Ranger Intermediate, LLC (dba Rectangle Health)(7)(17)	First lien senior secured revolving loan	SR +	5.75%	10/2027	669	647	644	0.0%
Imprivata, Inc.(6)(22)	First lien senior secured loan	SR +	4.25%	12/2027	10,476	10,187	10,464	0.1%
Imprivata, Inc.(6)	Second lien senior secured loan	SR +	6.25%	12/2028	50,294	49,791	50,294	0.7%
Ocala Bidco, Inc.(7)	First lien senior secured loan	SR +	6.25% (2.75% PIK)	11/2028	83,217	81,668	81,968	1.1%
Ocala Bidco, Inc.(7)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	05/2024	—	(78)	(21)	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Ocala Bidco, Inc.(7)	Second lien senior secured loan	SR +	10.50% PIK	11/2033	47,933	47,232	47,454	0.6%
Intelerad Medical Systems Incorporated(7)(23)	First lien senior secured loan	SR +	6.50%	08/2026	29,853	29,606	29,331	0.4%
Intelerad Medical Systems Incorporated(7)(17)(23)	First lien senior secured revolving loan	SR +	6.50%	08/2026	1,429	1,417	1,393	0.0%
PointClickCare Technologies Inc.(7)(23)	First lien senior secured loan	SR +	4.00%	12/2027	19,700	19,471	19,700	0.3%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(6)(22)	First lien senior secured loan	SR +	3.25%	03/2028	14,286	13,873	14,086	0.2%
Zelis Cost Management Buyer, Inc.(6)(22)	First lien senior secured loan	SR +	3.50%	09/2026	4,862	4,834	4,860	0.1%
					546,768	538,315	541,245	7.1%
Household products
Aptive Environmental, LLC(16)	First lien senior secured loan		12.00% (6.00% PIK)	01/2026	$8,955	$7,865	$9,179	0.1%
Home Service TopCo IV, Inc.(7)	First lien senior secured loan	SR +	6.00%	12/2027	36,380	36,035	36,107	0.5%
Home Service TopCo IV, Inc.(7)(17)(18)	First lien senior secured revolving loan	SR +	6.00%	12/2027	—	(31)	(25)	0.0%
Home Service TopCo IV, Inc.(7)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.00%	12/2024	—	(39)	(21)	0.0%
Mario Purchaser, LLC (dba Len the Plumber)(6)	First lien senior secured loan	SR +	5.75%	04/2029	75,332	74,061	74,955	1.0%
Mario Purchaser, LLC (dba Len the Plumber)(6)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	04/2024	18,336	17,857	18,244	0.2%
Mario Purchaser, LLC (dba Len the Plumber)(6)(17)(18)	First lien senior secured revolving loan	SR +	5.75%	04/2028	—	(122)	(40)	0.0%
Mario Midco Holdings, Inc. (dba Len the Plumber)(6)	Unsecured facility	SR +	10.75% PIK	04/2032	26,747	26,142	26,546	0.3%
Simplisafe Holding Corporation(6)	First lien senior secured loan	SR +	6.25%	05/2028	126,790	124,734	125,838	1.6%
Simplisafe Holding Corporation(6)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.25%	05/2024	4,269	4,105	4,237	0.1%
Southern Air & Heat Holdings, LLC(7)	First lien senior secured loan	SR +	4.75%	10/2027	1,071	1,060	1,060	0.0%
Southern Air & Heat Holdings, LLC(7)	First lien senior secured delayed draw term loan	SR +	4.75%	10/2027	1,117	1,106	1,106	0.0%
Southern Air & Heat Holdings, LLC(7)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.25%	10/2027	2,749	1,546	2,591	0.0%
Southern Air & Heat Holdings, LLC(7)(17)	First lien senior secured revolving loan	SR +	4.75%	10/2027	23	20	20	0.0%
Walker Edison Furniture Company LLC(6)(26)(32)	First lien senior secured revolving loan	SR +	6.25% PIK	03/2027	1,333	1,333	1,307	0.0%
Walker Edison Furniture Company LLC(6)(26)(32)	First lien senior secured loan	SR +	6.75% PIK	03/2027	2,747	2,452	2,651	0.0%
Walker Edison Furniture Company LLC(6)(17)(19)(26)(32)	First lien senior secured delayed draw term loan	SR +	6.75% PIK	03/2027	70	67	63	0.0%
					305,919	298,191	303,818	3.8%
Human resource support services
AQ Carver Buyer, Inc. (dba CoAdvantage)(8)	First lien senior secured loan	SR +	5.50%	08/2029	$22,500	$22,050	$22,106	0.3%
Cornerstone OnDemand, Inc.(6)(21)(22)	First lien senior secured loan	SR +	3.75%	10/2028	19,700	19,625	18,691	0.2%
Cornerstone OnDemand, Inc.(6)	Second lien senior secured loan	SR +	6.50%	10/2029	44,583	44,038	40,459	0.5%
IG Investments Holdings, LLC (dba Insight Global)(7)	First lien senior secured loan	SR +	6.00%	09/2028	47,667	46,951	47,310	0.6%

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
IG Investments Holdings, LLC (dba Insight Global)(7)(17)(18)	First lien senior secured revolving loan	SR +	6.00%	09/2027	—	(48)	(27)	0.0%
					134,450	132,616	128,539	1.6%
Infrastructure and environmental services
Aegion Corp.(6)(21)(22)	First lien senior secured loan	SR +	4.75%	05/2028	$54,789	$53,254	$54,356	0.7%
GI Apple Midco LLC (dba Atlas Technical Consultants)(6)(17)	First lien senior secured revolving loan	SR +	6.75%	04/2029	6,807	6,603	6,641	0.1%
GI Apple Midco LLC (dba Atlas Technical Consultants)(6)	First lien senior secured loan	SR +	6.75%	04/2030	72,642	71,253	71,552	0.9%
GI Apple Midco LLC (dba Atlas Technical Consultants)(6)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.75%	04/2025	1,741	1,604	1,715	0.0%
AWP Group Holdings, Inc.(7)	First lien senior secured loan	SR +	5.50%	12/2029	35,007	34,427	34,423	0.4%
AWP Group Holdings, Inc.(7)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.50%	08/2025	351	276	298	0.0%
AWP Group Holdings, Inc.(7)(17)	First lien senior secured revolving loan	SR +	5.50%	12/2029	2,351	2,252	2,254	0.0%
The Goldfield Corp.(6)	First lien senior secured loan	SR +	6.25%	12/2026	988	973	983	0.0%
Osmose Utilities Services, Inc.(6)(22)	First lien senior secured loan	SR +	3.25%	06/2028	16,671	16,584	16,526	0.2%
USIC Holdings, Inc.(6)(22)	First lien senior secured loan	SR +	3.50%	05/2028	11,847	11,565	11,640	0.2%
USIC Holdings, Inc.(6)(21)	Second lien senior secured loan	SR +	6.50%	05/2029	39,691	39,499	37,706	0.5%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(7)	First lien senior secured loan	SR +	5.75%	03/2028	32,202	31,694	31,800	0.4%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(7)(17)	First lien senior secured revolving loan	SR +	5.75%	03/2028	881	802	814	0.0%
					275,968	270,786	270,708	3.4%
Insurance
Abacus Life, Inc.(7)	First lien senior secured loan	SR +	7.25%	07/2028	$9,375	$9,194	$9,188	0.1%
Abacus Life, Inc.(7)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	7.25%	01/2024	—	(178)	(188)	0.0%
Acrisure, LLC(7)(22)	First lien senior secured loan	SR +	5.75%	02/2027	53,126	52,392	53,259	0.7%
Acrisure, LLC(9)(22)	First lien senior secured loan	L +	3.50%	02/2027	8,660	8,240	8,527	0.1%
Acrisure, LLC(9)(22)	First lien senior secured loan	L +	4.25%	02/2027	1,980	1,930	1,971	0.0%
Acrisure, LLC(9)(22)	First lien senior secured loan	L +	3.75%	02/2027	1,980	1,905	1,949	0.0%
Alera Group, Inc.(6)	First lien senior secured loan	SR +	6.00%	10/2028	148,853	146,375	148,853	1.9%
AmeriLife Holdings LLC(6)	First lien senior secured loan	SR +	5.75%	08/2029	129,205	126,916	128,559	1.7%
AmeriLife Holdings LLC(8)(17)	First lien senior secured revolving loan	SR +	5.75%	08/2028	2,712	2,445	2,631	0.0%
AmeriLife Holdings LLC(8)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	09/2024	21,534	21,075	21,427	0.3%
AssuredPartners, Inc.(6)(22)	First lien senior secured loan	SR +	3.50%	02/2027	7,820	7,820	7,811	0.1%
AssuredPartners, Inc.(6)(22)	First lien senior secured loan	SR +	3.50%	02/2027	24,625	24,582	24,541	0.3%
AssuredPartners, Inc.(6)(22)	First lien senior secured loan	SR +	4.25%	02/2027	4,950	4,808	4,947	0.1%
Asurion, LLC(6)(22)	Second lien senior secured loan	SR +	5.25%	01/2029	174,017	168,351	153,918	2.0%

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Asurion, LLC(6)(22)	Second lien senior secured loan	SR +	5.25%	01/2028	15,000	13,433	13,470	0.2%
Brightway Holdings, LLC(7)	First lien senior secured loan	SR +	6.50%	12/2027	17,626	17,460	17,274	0.2%
Brightway Holdings, LLC(7)(17)	First lien senior secured revolving loan	SR +	6.50%	12/2027	1,053	1,034	1,011	0.0%
Broadstreet Partners, Inc.(6)(22)	First lien senior secured loan	SR +	4.00%	01/2029	8,728	8,625	8,718	0.1%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(7)	First lien senior secured loan	SR +	7.50%	03/2029	909	888	895	0.0%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(7)(17)(18)	First lien senior secured revolving loan	SR +	7.50%	03/2029	—	(2)	(1)	0.0%
Evolution BuyerCo, Inc. (dba SIAA)(7)	First lien senior secured loan	SR +	6.25%	04/2028	26,137	25,897	25,942	0.3%
Evolution BuyerCo, Inc. (dba SIAA)(7)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.75%	12/2023	1,390	1,390	1,386	0.0%
Evolution BuyerCo, Inc. (dba SIAA)(7)(17)(18)	First lien senior secured revolving loan	SR +	6.25%	04/2027	—	(6)	(5)	0.0%
Hub International(7)(22)	First lien senior secured loan	SR +	4.25%	04/2025	10,000	9,903	10,017	0.1%
Hyperion Refinance S.a.r.l (dba Howden Group)(6)(23)	First lien senior secured loan	SR +	5.25%	11/2027	131,000	128,722	131,000	1.7%
IMA Financial Group, Inc.(6)	First lien senior secured loan	SR +	4.25%	11/2028	9,975	9,738	9,925	0.1%
Integrated Specialty Coverages, LLC(7)	First lien senior secured loan	SR +	6.00%	07/2030	55,101	54,288	54,247	0.7%
Integrated Specialty Coverages, LLC(7)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.00%	01/2024	—	(77)	(38)	0.0%
Integrated Specialty Coverages, LLC(7)(17)(18)	First lien senior secured revolving loan	SR +	6.00%	07/2029	—	(86)	(92)	0.0%
Integrity Marketing Acquisition, LLC(7)	First lien senior secured loan	SR +	5.80%	08/2026	55,312	55,178	55,312	0.7%
Integrity Marketing Acquisition, LLC(7)	First lien senior secured loan	SR +	6.00%	08/2026	2,794	2,767	2,794	0.0%
Integrity Marketing Acquisition, LLC(7)	First lien senior secured loan	SR +	6.05%	08/2026	5,478	5,464	5,478	0.0%
Integrity Marketing Acquisition, LLC(7)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.00%	02/2025	—	(114)	—	0.0%
Integrity Marketing Acquisition, LLC(7)(17)(18)	First lien senior secured revolving loan	SR +	6.50%	08/2026	—	(16)	—	0.0%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(6)	First lien senior secured loan	SR +	10.50% PIK	07/2030	13,556	13,398	13,523	0.2%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(6)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.25%	06/2024	2,388	2,295	2,376	0.0%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(6)	First lien senior secured loan	SR +	6.00%	11/2028	132,639	131,464	129,323	1.7%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(6)	First lien senior secured delayed draw term loan	SR +	6.00%	11/2028	68,837	68,244	67,116	0.9%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(6)(17)(18)	First lien senior secured revolving loan	SR +	6.00%	11/2027	—	(18)	(64)	0.0%
PCF Midco II, LLC (dba PCF Insurance Services)(16)	First lien senior secured loan		9.00% PIK	10/2031	52,680	48,980	48,861	0.6%
Tempo Buyer Corp. (dba Global Claims Services)(7)	First lien senior secured loan	SR +	5.50%	08/2028	35,885	35,269	35,410	0.5%
Tempo Buyer Corp. (dba Global Claims Services)(15)(17)	First lien senior secured revolving loan	P +	4.00%	08/2027	1,960	1,893	1,896	0.0%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)	First lien senior secured loan	SR +	5.75%	07/2027	14,792	14,587	14,681	0.2%

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)(17)(18)	First lien senior secured revolving loan	SR +	5.75%	07/2027	—	(14)	(8)	0.0%
Summit Acquisition Inc. (dba K2 Insurance Services)(7)	First lien senior secured loan	SR +	6.75%	05/2030	50,600	49,141	49,335	0.6%
Summit Acquisition Inc. (dba K2 Insurance Services)(7)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.75%	11/2024	—	(173)	(123)	0.0%
Summit Acquisition Inc. (dba K2 Insurance Services)(7)(17)(18)	First lien senior secured revolving loan	SR +	6.75%	05/2029	—	(171)	(153)	0.0%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(15)	First lien senior secured loan	P +	4.25%	12/2028	32,538	32,109	32,376	0.4%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(15)(17)	First lien senior secured revolving loan	P +	4.25%	12/2027	1,876	1,839	1,858	0.0%
					1,337,091	1,309,184	1,301,133	16.5%
Internet software and services
Activate Holdings (US) Corp. (dba Absolute Software)(7)(23)	First lien senior secured loan	SR +	6.75%	07/2030	$4,648	$4,522	$4,520	0.1%
Activate Holdings (US) Corp. (dba Absolute Software)(7)(17)(18)(23)	First lien senior secured revolving loan	SR +	6.75%	07/2030	—	(9)	(10)	0.0%
Anaplan, Inc.(6)	First lien senior secured loan	SR +	6.50%	06/2029	229,639	227,681	229,639	3.0%
Anaplan, Inc.(6)(17)(18)	First lien senior secured revolving loan	SR +	6.50%	06/2028	—	(130)	—	0.0%
Appfire Technologies, LLC(7)	First lien senior secured loan	SR +	5.50%	03/2027	7,040	7,001	7,004	0.1%
Appfire Technologies, LLC(7)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.50%	06/2024	—	(108)	—	0.0%
Appfire Technologies, LLC(7)(17)(18)	First lien senior secured revolving loan	SR +	5.50%	03/2027	—	(18)	(8)	0.0%
Avalara, Inc.(7)	First lien senior secured loan	SR +	7.25%	10/2028	70,455	69,521	70,102	0.9%
Avalara, Inc.(7)(17)(18)	First lien senior secured revolving loan	SR +	7.25%	10/2028	—	(89)	(35)	0.0%
Armstrong Bidco Limited (dba The Access Group)(14)(23)	First lien senior secured loan	SA +	5.00%	06/2029	32,431	31,984	32,187	0.4%
Armstrong Bidco Ltd. (dba The Access Group)(14)(23)	First lien senior secured delayed draw term loan	SA +	5.00%	06/2029	16,920	16,680	16,794	0.2%
Barracuda Parent, LLC(7)(22)	First lien senior secured loan	SR +	4.50%	08/2029	27,443	26,717	27,138	0.4%
Barracuda Parent, LLC(7)	Second lien senior secured loan	SR +	7.00%	08/2030	93,250	90,708	87,189	1.1%
Bayshore Intermediate #2, L.P. (dba Boomi)(7)	First lien senior secured loan	SR +	7.50% PIK	10/2028	23,568	23,231	23,273	0.3%
Bayshore Intermediate #2, L.P. (dba Boomi)(7)(17)	First lien senior secured revolving loan	SR +	6.50%	10/2027	319	295	299	0.0%
BCPE Nucleon (DE) SPV, LP(8)(23)	First lien senior secured loan	SR +	7.00%	09/2026	24,012	23,835	24,012	0.3%
BCTO BSI Buyer, Inc. (dba Buildertrend)(7)	First lien senior secured loan	SR +	7.00%	12/2026	1,102	1,095	1,102	0.0%
BCTO BSI Buyer, Inc. (dba Buildertrend)(7)(17)(18)	First lien senior secured revolving loan	SR +	7.00%	12/2026	—	(1)	—	0.0%
Central Parent, Inc.(7)(22)	First lien senior secured loan	SR +	4.25%	07/2029	9,330	9,088	9,325	0.1%
CivicPlus, LLC(7)	First lien senior secured loan	SR +	6.50% (2.50% PIK)	08/2027	28,066	27,860	28,066	0.4%
CivicPlus, LLC(6)(17)	First lien senior secured revolving loan	SR +	6.00%	08/2027	179	164	179	0.0%
CP PIK Debt Issuer, LLC (dba CivicPlus, LLC)(8)	Unsecured notes	SR +	11.75% PIK	06/2034	15,719	15,358	15,680	0.2%
Coupa Holdings, LLC(6)	First lien senior secured loan	SR +	7.50%	02/2030	24,344	23,769	23,857	0.3%

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Coupa Holdings, LLC(6)(17)(18)	First lien senior secured revolving loan	SR +	7.50%	02/2029	—	(38)	(33)	0.0%
Coupa Holdings, LLC(6)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	7.50%	08/2024	—	(25)	(16)	0.0%
Delta TopCo, Inc. (dba Infoblox, Inc.)(8)(22)	First lien senior secured loan	SR +	3.75%	12/2027	27,113	25,658	26,812	0.3%
Delta TopCo, Inc. (dba Infoblox, Inc.)(8)	Second lien senior secured loan	SR +	7.25%	12/2028	49,222	48,988	48,606	0.6%
EET Buyer, Inc. (dba e-Emphasys)(7)	First lien senior secured loan	SR +	6.50%	11/2027	19,252	19,111	19,252	0.3%
EET Buyer, Inc. (dba e-Emphasys)(7)	First lien senior secured loan	SR +	6.50%	11/2027	17,189	16,950	17,189	0.2%
EET Buyer, Inc. (dba e-Emphasys)(7)(17)	First lien senior secured revolving loan	SR +	6.50%	11/2027	677	645	677	0.0%
Entrata, Inc.(6)	First lien senior secured loan	SR +	6.00%	07/2030	4,487	4,421	4,420	0.1%
Entrata, Inc.(6)(17)(18)	First lien senior secured revolving loan	SR +	6.00%	07/2028	—	(7)	(8)	0.0%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(7)	First lien senior secured loan	SR +	5.50%	08/2027	8,200	8,057	7,769	0.1%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(7)	First lien senior secured delayed draw term loan	SR +	5.50%	08/2027	1,845	1,822	1,755	0.0%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(6)(17)	First lien senior secured revolving loan	SR +	5.50%	08/2027	303	289	257	0.0%
Granicus, Inc.(7)	First lien senior secured loan	SR +	5.50%	01/2027	1,821	1,794	1,793	0.0%
Granicus, Inc.(7)(17)	First lien senior secured revolving loan	SR +	6.50%	01/2027	74	72	72	0.0%
Granicus, Inc.(7)	First lien senior secured delayed draw term loan	SR +	6.00%	01/2027	341	337	336	0.0%
Grayshift, LLC(6)(23)	First lien senior secured loan	SR +	8.00%	07/2028	13,859	13,655	13,616	0.2%
Grayshift, LLC(6)(23)	First lien senior secured loan	SR +	8.00%	07/2028	114,833	112,935	112,824	1.5%
Grayshift, LLC(6)(17)(18)(23)	First lien senior secured revolving loan	SR +	8.00%	07/2028	—	(19)	(42)	0.0%
GS Acquisitionco, Inc. (dba insightsoftware)(7)	First lien senior secured loan	SR +	5.75%	05/2026	8,925	8,897	8,902	0.1%
Help/Systems Holdings, Inc.(7)(22)	First lien senior secured loan	SR +	4.00%	11/2026	64,036	63,748	61,219	0.8%
Help/Systems Holdings, Inc.(8)	Second lien senior secured loan	SR +	6.75%	11/2027	25,000	24,753	22,438	0.3%
Hyland Software, Inc.(6)(17)(18)	First lien senior secured revolving loan	SR +	6.00%	09/2029	—	(104)	(105)	0.0%
Hyland Software, Inc.(6)	First lien senior secured loan	SR +	6.00%	09/2030	147,235	145,034	145,027	1.9%
Ivanti Software, Inc.(10)	Second lien senior secured loan	L +	7.25%	12/2028	19,000	18,924	13,522	0.2%
MessageBird BidCo B.V.(6)(23)	First lien senior secured loan	SR +	6.75%	05/2027	2,917	2,874	2,895	0.0%
Ministry Brands Holdings, LLC(6)	First lien senior secured loan	SR +	5.50%	12/2028	48,694	47,913	47,841	0.6%
Ministry Brands Holdings, LLC(6)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.50%	12/2023	2,526	2,385	2,382	0.0%
Ministry Brands Holdings, LLC(6)(17)	First lien senior secured revolving loan	SR +	5.50%	12/2027	2,136	2,068	2,053	0.0%
Mitnick Corporate Purchaser, Inc.(7)(17)(21)	First lien senior secured revolving loan	SR +	3.00%	05/2027	—	5	—	0.0%
Oranje Holdco, Inc. (dba KnowBe4)(7)	First lien senior secured loan	SR +	7.75%	02/2029	81,182	80,060	80,370	1.0%

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Oranje Holdco, Inc. (dba KnowBe4)(7)(17)(18)	First lien senior secured revolving loan	SR +	7.75%	02/2029	—	(135)	(101)	0.0%
QAD, Inc.(6)	First lien senior secured loan	SR +	5.38%	11/2027	45,803	45,129	45,001	0.6%
QAD, Inc.(6)(17)(18)	First lien senior secured revolving loan	SR +	5.38%	11/2027	—	(82)	(105)	0.0%
Quartz Acquireco, LLC (dba Qualtrics AcquireCo, LLC)(6)	First lien senior secured loan	SR +	3.50%	06/2030	10,000	9,906	9,925	0.1%
Perforce Software, Inc.(6)	First lien senior secured loan	SR +	4.50%	07/2026	14,813	14,557	14,553	0.2%
Proofpoint, Inc.(6)(22)	First lien senior secured loan	SR +	3.25%	08/2028	12,139	11,774	12,026	0.2%
Proofpoint, Inc.(6)(22)	Second lien senior secured loan	SR +	6.25%	08/2029	7,500	7,470	7,507	0.1%
Sailpoint Technologies Holdings, Inc.(6)	First lien senior secured loan	SR +	6.25%	08/2029	59,880	58,762	59,431	0.8%
Sailpoint Technologies Holdings, Inc.(6)(17)(18)	First lien senior secured revolving loan	SR +	6.25%	08/2028	—	(93)	(43)	0.0%
Securonix, Inc.(7)	First lien senior secured loan	SR +	6.50%	04/2028	29,661	29,423	28,104	0.4%
Securonix, Inc.(7)(17)(18)	First lien senior secured revolving loan	SR +	6.50%	04/2028	—	(40)	(280)	0.0%
Sedgwick Claims Management Services, Inc.(6)(21)(22)	First lien senior secured loan	SR +	3.75%	02/2028	9,950	9,766	9,924	0.1%
Sophos Holdings, LLC(6)(22)(23)	First lien senior secured loan	SR +	3.50%	03/2027	19,980	19,932	19,922	0.3%
Tahoe Finco, LLC(6)(23)	First lien senior secured loan	SR +	6.00%	09/2028	83,721	83,075	83,093	1.1%
Tahoe Finco, LLC(6)(17)(18)(23)	First lien senior secured revolving loan	SR +	6.00%	10/2027	—	(42)	(47)	0.0%
Thunder Purchaser, Inc. (dba Vector Solutions)(7)	First lien senior secured loan	SR +	5.75%	06/2028	11,851	11,764	11,791	0.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(7)(17)	First lien senior secured revolving loan	SR +	5.75%	06/2027	602	598	599	0.0%
Thunder Purchaser, Inc. (dba Vector Solutions)(7)	First lien senior secured delayed draw term loan	SR +	5.75%	06/2028	960	952	955	0.0%
When I Work, Inc.(7)	First lien senior secured loan	SR +	7.00% PIK	11/2027	24,674	24,511	24,243	0.3%
When I Work, Inc.(7)(17)(18)	First lien senior secured revolving loan	SR +	6.00%	11/2027	—	(28)	(73)	0.0%
Zendesk, Inc.(7)	First lien senior secured loan	SR +	6.75% (3.25% PIK)	11/2028	122,436	120,301	120,600	1.6%
Zendesk, Inc.(7)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.50%	11/2024	—	(959)	(150)	0.0%
Zendesk, Inc.(7)(17)(18)	First lien senior secured revolving loan	SR +	6.50%	11/2028	—	(212)	(186)	0.0%
					1,723,302	1,696,685	1,688,825	21.9%
Leisure and entertainment
Troon Golf, L.L.C.(7)	First lien senior secured loan	SR +	5.75%	08/2027	$92,703	$92,380	$92,239	1.2%
Troon Golf, L.L.C.(7)(17)(18)	First lien senior secured revolving loan	SR +	5.75%	08/2026	—	(21)	(36)	0.0%
Troon Golf, L.L.C.(6)	First lien senior secured delayed draw term loan	SR +	5.75%	08/2027	49,525	48,952	49,277	0.6%
					142,228	141,311	141,480	1.8%
Manufacturing
ACR Group Borrower, LLC(7)	First lien senior secured loan	SR +	4.50%	03/2028	$4,032	$3,991	$3,972	0.1%
ACR Group Borrower, LLC(7)	First lien senior secured loan	SR +	6.00%	03/2028	866	855	866	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
ACR Group Borrower, LLC(7)(17)	First lien senior secured revolving loan	SR +	4.50%	03/2026	537	531	524	0.0%
BCPE Watson (DE) ORML, LP(8)(23)(27)	First lien senior secured loan	SR +	6.50%	07/2028	101,500	100,648	100,993	1.3%
CPM Holdings, Inc.(6)(22)	First lien senior secured loan	SR +	4.50%	09/2028	50,000	48,643	49,845	0.7%
CPM Holdings, Inc.(6)(17)(18)(22)	First lien senior secured revolving loan	SR +	4.50%	09/2030	—	(50)	(16)	0.0%
EMRLD Borrower LP (dba Emerson Climate Technologies, Inc.)(6)(22)	First lien senior secured loan	SR +	3.00%	05/2030	10,743	10,642	10,723	0.1%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(22)	First lien senior secured loan	SR +	3.50%	05/2028	9,875	9,823	9,813	0.1%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)	Second lien senior secured loan	SR +	6.50%	05/2029	37,181	37,039	37,181	0.5%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)	Second lien senior secured loan	SR +	6.00%	05/2029	19,160	19,119	19,160	0.3%
Filtration Group Corporation(6)(22)	First lien senior secured loan	SR +	4.25%	10/2028	21,890	21,682	21,899	0.3%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)	First lien senior secured loan	SR +	4.00%	12/2027	18,634	18,337	18,494	0.2%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)	Second lien senior secured loan	SR +	8.25%	12/2028	11,728	11,480	11,582	0.1%
Helix Acquisition Holdings, Inc. (dba MW Industries)(7)	First lien senior secured loan	SR +	7.00%	03/2030	65,000	63,143	63,213	0.8%
Ideal Tridon Holdings, Inc.(6)(17)	First lien senior secured revolving loan	SR +	6.75%	04/2028	2,466	2,232	2,250	0.0%
Ideal Tridon Holdings, Inc.(8)	First lien senior secured loan	SR +	6.75%	04/2028	92,005	89,449	89,704	1.2%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(7)	First lien senior secured loan	SR +	6.00%	07/2027	86,390	85,764	86,390	1.1%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(7)	First lien senior secured loan	SR +	6.25%	07/2027	12,870	12,660	12,870	0.2%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(7)(17)	First lien senior secured revolving loan	SR +	6.00%	07/2027	1,929	1,906	1,929	0.0%
Pro Mach Group, Inc.(6)(22)	First lien senior secured loan	SR +	4.00%	08/2028	30,396	30,248	30,399	0.4%
Sonny's Enterprises, LLC(7)	First lien senior secured loan	SR +	6.75%	08/2028	130,571	128,727	129,592	1.7%
Sonny's Enterprises, LLC(7)(17)(18)	First lien senior secured revolving loan	SR +	6.75%	08/2027	—	(341)	(189)	0.0%
Sonny's Enterprises, LLC(7)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.75%	11/2024	—	(367)	(199)	0.0%
					707,773	696,161	700,995	9.1%
Professional services
Apex Group Treasury, LLC(7)(23)	First lien senior secured loan	SR +	5.00%	07/2028	$24,813	$23,484	$24,813	0.3%
Apex Group Treasury, LLC(7)(23)	Second lien senior secured loan	SR +	6.75%	07/2029	11,618	11,458	11,501	0.2%
Apex Service Partners, LLC(7)	First lien senior secured loan	SR +	5.50%	07/2025	91,011	90,222	91,011	1.2%
Apex Service Partners, LLC(8)(17)	First lien senior secured revolving loan	SR +	5.25%	07/2025	2,875	2,837	2,875	0.0%
Apex Service Partners Intermediate 2, LLC(16)	First lien senior secured loan		12.50% PIK	07/2027	5,789	5,687	5,789	0.1%
Certinia, Inc.(8)	First lien senior secured loan	SR +	0.0725	08/2029	33,088	32,438	32,426	0.4%
Certinia, Inc.(8)(17)(18)	First lien senior secured revolving loan	SR +	0.0725	08/2029	—	(86)	(88)	0.0%
Corporation Service Company(6)(22)	First lien senior secured loan	SR +	3.25%	11/2029	2,858	2,782	2,854	0.0%
EM Midco2 Ltd. (dba Element Materials Technology)(7)(22)(23)	First lien senior secured loan	SR +	4.25%	06/2029	27,738	27,709	27,322	0.3%

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
EP Purchaser, LLC(7)	First lien senior secured loan	SR +	4.50%	11/2028	24,875	23,927	23,942	0.3%
Guidehouse Inc.(6)	First lien senior secured loan	SR +	6.25%	10/2028	105,924	104,960	105,394	1.4%
Omnia Partners, LLC(7)(22)	First lien senior secured loan	SR +	4.25%	07/2030	1,828	1,810	1,829	0.0%
Omnia Partners, LLC(7)(17)(18)(19)(22)	First lien senior secured delayed draw term loan	SR +	4.25%	01/2024	—	(2)	—	0.0%
Relativity ODA LLC(6)	First lien senior secured loan	SR +	6.50%	05/2027	5,094	5,051	5,094	0.1%
Relativity ODA LLC(6)(17)(18)	First lien senior secured revolving loan	SR +	6.50%	05/2027	—	(4)	—	0.0%
Sensor Technology Topco, Inc. (dba Humanetics)(7)	First lien senior secured loan	SR +	7.00% (2.00% PIK)	05/2026	231,926	230,384	231,346	3.0%
Sensor Technology Topco, Inc. (dba Humanetics)(6)(17)	First lien senior secured revolving loan	SR +	6.50%	05/2026	8,286	8,152	8,235	0.1%
Sensor Technology Topco, Inc. (dba Humanetics)(13)	First lien senior secured EUR term loan	E +	7.25% (2.25% PIK)	05/2026	44,232	45,082	44,121	0.6%
Sovos Compliance, LLC(6)(22)	First lien senior secured loan	SR +	4.50%	08/2028	29,118	28,644	28,614	0.4%
Vistage Worldwide, Inc.(6)	First lien senior secured loan	SR +	5.25%	07/2029	4,950	4,832	4,932	0.1%
					656,023	649,367	652,010	8.5%
Specialty retail
Ideal Image Development, LLC(7)	First lien senior secured loan	SR +	6.50%	09/2027	$5,795	$5,700	$5,259	0.1%
Ideal Image Development, LLC(7)	First lien senior secured revolving loan	SR +	6.50%	09/2027	915	900	830	0.0%
Notorious Topco, LLC (dba Beauty Industry Group)(7)	First lien senior secured loan	SR +	6.75%	11/2027	59,849	59,177	57,007	0.7%
Notorious Topco, LLC (dba Beauty Industry Group)(7)	First lien senior secured loan	SR +	6.75%	11/2027	163,018	161,065	155,274	2.0%
Notorious Topco, LLC (dba Beauty Industry Group)(7)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.75%	11/2023	5,216	5,125	4,845	0.1%
Notorious Topco, LLC (dba Beauty Industry Group)(7)(17)	First lien senior secured revolving loan	SR +	6.75%	05/2027	352	300	101	0.0%
Milan Laser Holdings LLC(6)	First lien senior secured loan	SR +	5.00%	04/2027	20,269	20,138	20,269	0.3%
Milan Laser Holdings LLC(6)(17)(18)	First lien senior secured revolving loan	SR +	5.00%	04/2026	—	(9)	—	0.0%
The Shade Store, LLC(7)	First lien senior secured loan	SR +	6.00%	10/2027	66,989	66,381	64,309	0.8%
The Shade Store, LLC(7)	First lien senior secured loan	SR +	7.00%	10/2027	10,607	10,343	10,315	0.1%
The Shade Store, LLC(7)(17)	First lien senior secured revolving loan	SR +	6.00%	10/2026	3,000	2,948	2,727	0.0%
					336,010	332,068	320,936	4.1%
Telecommunications
EOS U.S. Finco LLC(7)(23)	First lien senior secured loan	SR +	6.00%	10/2029	$68,773	$65,367	$67,397	0.9%
EOS U.S. Finco LLC(17)(18)(19)(23)	First lien senior secured delayed draw term loan	SR +	6.00%	05/2026	—	(239)	—	0.0%
Park Place Technologies, LLC(6)(22)	First lien senior secured loan	SR +	5.00%	11/2027	1,136	1,107	1,116	0.0%
					69,909	66,235	68,513	0.9%
Transportation
Lightbeam Bidco, Inc. (dba Lazer Spot)(8)	First lien senior secured loan	SR +	6.25%	05/2030	$96,397	$95,472	$95,674	1.2%
Lightbeam Bidco, Inc. (dba Lazer Spot)(8)(17)	First lien senior secured revolving loan	SR +	6.25%	05/2029	1,558	1,449	1,470	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Lightbeam Bidco, Inc. (dba Lazer Spot)(8)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.25%	11/2024	—	(69)	—	0.0%
Motus Group, LLC(6)	Second lien senior secured loan	SR +	6.50%	12/2029	10,000	9,917	9,875	0.1%
Safe Fleet Holdings, LLC(6)(22)	First lien senior secured loan	SR +	3.75%	02/2029	25,855	25,312	25,834	0.3%
					133,810	132,081	132,853	1.6%
Total non-controlled/non-affiliated portfolio company debt investments					$13,233,071	$13,031,075	$13,011,249	167.7%
Equity Investments
Asset based lending and fund finance
Amergin Asset Management, LLC(23)(24)(26)	Class A Units		N/A	N/A	50,000,000	$—	$—	0.0%
						—	—	0.0%
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(23)(24)(26)	LP Interest		N/A	N/A	33,061	$32,912	$39,078	0.5%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(16)(24)	Series A Convertible Preferred Stock		7.00% PIK	N/A	10,769	12,454	12,729	0.2%
						45,366	51,807	0.7%
Buildings and real estate
Associations Finance, Inc.(16)(24)	Preferred Stock		13.50% PIK	N/A	215,000,000	$239,021	$241,765	3.2%
Associations Finance, Inc.(16)(24)	Preferred Stock		13.50% PIK	N/A	35,000,000	35,151	35,702	0.5%
Dodge Construction Network Holdings, L.P.(7)(24)	Series A Preferred Units	SR +	8.25%	N/A	—	3	2	0.0%
Dodge Construction Network Holdings, L.P.(24)(26)	Class A-2 Common Units		N/A	N/A	143,963	123	101	0.0%
						274,298	277,570	3.7%
Business services
Denali Holding, LP (dba Summit Companies)(24)(26)	Class A Units		N/A	N/A	686,513	$7,076	$10,212	0.1%
Hercules Buyer, LLC (dba The Vincit Group)(24)(26)(28)	Common Units		N/A	N/A	10	10	11	0.0%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(16)(24)	Perpetual Preferred Stock		11.75% PIK	N/A	53,600	59,042	60,062	0.8%
						66,128	70,285	0.9%
Consumer products
ASP Conair Holdings LP(24)(26)	Class A Units		N/A	N/A	9,286	$929	$877	0.0%
						929	877	0.0%
Food and beverage
Hissho Sushi Holdings, LLC(24)(26)	Class A Units		N/A	N/A	941,780	$9,418	$12,187	0.2%
						9,418	12,187	0.2%
Healthcare equipment and services
Maia Aggregator, LP(24)(26)	Class A-2 Units		N/A	N/A	12,921,348	$12,921	$13,711	0.2%
KPCI Holdings, L.P.(24)(26)	Class A Units		N/A	N/A	1,781	2,313	2,056	0.0%
Patriot Holdings SCSp (dba Corza Health, Inc.)(16)(23)(24)	Class A Units		8.00% PIK	N/A	13,517	1,228	1,228	0.0%
Patriot Holdings SCSp (dba Corza Health, Inc.)(23)(24)(26)	Class B Units		N/A	N/A	982	164	225	0.0%
Rhea Acquisition Holdings, LP(24)(26)	Series A-2 Units		N/A	N/A	11,964,286	11,964	16,154	0.2%
						28,590	33,374	0.4%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(24)(26)	Class A Interests		N/A	N/A	3,520	$3,520	$3,105	0.0%
						3,520	3,105	0.0%
Healthcare technology
Minerva Holdco, Inc.(16)(24)	Series A Preferred Stock		10.75% PIK	N/A	100,000	$114,204	$109,540	1.4%

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
BEHP Co-Investor II, L.P.(23)(24)(26)	LP Interest		N/A	N/A	1,269,969	1,266	1,325	0.0%
Orange Blossom Parent, Inc.(24)(26)	Common Equity		N/A	N/A	16,667	1,667	1,710	0.0%
WP Irving Co-Invest, L.P.(23)(24)(26)	Partnership Units		N/A	N/A	1,250,000	1,251	1,304	0.0%
						118,388	113,879	1.4%
Household products
Evology, LLC(24)(26)	Class B Units		N/A	N/A	316	$1,512	$1,446	0.0%
Walker Edison Holdco LLC(24)(26)	Common Equity		N/A	N/A	29,167	2,818	1,685	0.0%
						4,330	3,131	0.0%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)(16)(24)	Series A Preferred Stock		10.50% PIK	N/A	12,750	$14,925	$13,024	0.2%
						14,925	13,024	0.2%
Insurance
Accelerate Topco Holdings, LLC(24)(26)	Common Units		N/A	N/A	91,805	$2,535	$2,895	0.0%
Evolution Parent, LP (dba SIAA)(24)(26)	LP Interest		N/A	N/A	2,703	270	302	0.0%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(24)(26)	LP Interest		N/A	N/A	421	426	408	0.0%
Hockey Parent Holdings, L.P.(24)(26)	Class A Units		N/A	N/A	12,438	25,000	25,000	0.3%
PCF Holdco, LLC (dba PCF Insurance Services)(16)(17)(19)(24)	Series A Preferred Units		15.00% PIK	N/A	19,423	7,897	8,378	0.1%
PCF Holdco, LLC (dba PCF Insurance Services)(24)(26)	Class A Unit Warrants		N/A	N/A	1,503,286	5,129	5,134	0.0%
PCF Holdco, LLC (dba PCF Insurance Services)(24)(26)	Class A Units		N/A	N/A	6,047,390	15,336	27,614	0.4%
						56,593	69,731	0.8%
Internet software and services
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(24)(26)	Common Units		N/A	N/A	1,729,439	$1,729	$1,776	0.0%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(23)(24)(26)	LP Interest		N/A	N/A	987,461	987	1,032	0.0%
Elliott Alto Co-Investor Aggregator L.P.(23)(24)(26)	LP Interest		N/A	N/A	6,529,851	6,569	6,187	0.1%
Picard Holdco, Inc.(7)(24)	Series A Preferred Stock	SR +	12.00% PIK	N/A	51,493	46,631	42,186	0.6%
MessageBird Holding B.V.(23)(24)(26)	Extended Series C Warrants		N/A	N/A	7,980	49	9	0.0%
Project Alpine Co-Invest Fund, LP(23)(24)(26)	LP Interest		N/A	N/A	17,000,000	17,010	18,656	0.2%
Thunder Topco L.P. (dba Vector Solutions)(24)(26)	Common Units		N/A	N/A	712,884	713	791	0.0%
WMC Bidco, Inc. (dba West Monroe)(16)(24)	Senior Preferred Stock		11.25% PIK	N/A	33,385	40,587	39,124	0.5%
Project Hotel California Co-Invest Fund, L.P.(23)(24)(26)	LP Interest		N/A	N/A	3,522	3,525	3,679	0.0%
BCTO WIW Holdings, Inc. (dba When I Work)(24)(26)	Class A Common Stock		N/A	N/A	57,000	5,700	4,808	0.1%
Zoro TopCo, Inc. (dba Zendesk, Inc.)(16)(24)	Series A Preferred Stock		12.50% PIK	N/A	16,562	17,292	17,489	0.2%
Zoro TopCo, L.P. (dba Zendesk, Inc.)(24)(26)	Class A Common Units		N/A	N/A	1,380,129	13,801	14,481	0.2%
						154,593	150,218	1.9%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(24)(26)	LP Interest		N/A	N/A	1,000	$100	$112	0.0%
						100	112	0.0%
Total non-controlled/non-affiliated portfolio company equity investments						$777,178	$799,300	10.2%

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest	Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Total non-controlled/non-affiliated portfolio company investments					$13,808,253	$13,810,549	177.9%

Non-controlled/affiliated portfolio company investments
Equity Investments
Pharmaceuticals
LSI Financing 1 DAC(23)(24)(26)(30)	Preferred equity	N/A	N/A	79,272	$74,421	$77,407	1.0%
					74,421	77,407	1.0%
Total non-controlled/affiliated portfolio company equity investments					$74,421	$77,407	1.0%

Controlled/affiliated portfolio company investments
Debt Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(16)(23)(31)	First lien senior secured loan	12.00% PIK	07/2030	$36,380	$36,380	$36,380	0.5%
				36,380	36,380	36,380	0.5%
Total controlled/affiliated portfolio company debt investments				$36,380	$36,380	$36,380	0.5%
Equity Investments
Asset based lending and fund finance
AAM Series 2.1 Aviation Feeder, LLC(17)(19)(23)(24)(26)(31)	LLC Interest	N/A	N/A	30,706	$30,708	$30,706	0.4%
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(17)(19)(23)(24)(26)(31)	LLC Interest	N/A	N/A	23,966	23,932	23,966	0.3%
					54,640	54,672	0.7%
Insurance
Fifth Season Investments LLC(24)(26)(27)(31)	Class A Units	N/A	N/A	28	$123,500	$123,500	1.6%
					123,500	123,500	1.6%

Joint Ventures
Blue Owl Credit Income Senior Loan Fund, LLC (f/k/a ORCIC Senior Loan Fund, LLC)(23)(24)(27)(31)(33)	LLC Interest	N/A	N/A	257,933	$257,933	$264,772	3.5%
					257,933	264,772	3.5%

Total controlled/affiliated portfolio company equity investments					$436,073	$442,944	5.8%
Total controlled/affiliated portfolio company investments					$472,453	$479,324	6.3%
Total Investments					$14,355,127	$14,367,280	185.2%

	Interest Rate Swaps as of September 30, 2023
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)	Hedged Instrument	Footnote Reference
Interest rate swap(a)(b)	7.75%	SR + 3.84%	9/16/2027	$600,000	$(10,984)	$—	$(580)	September 2027 Notes	Note 6
Total				$600,000
________
(a) Contains a variable rate structure. Bears interest at a rate determined by SOFR.
(b) Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedging item within interest expense.

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

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
(5)Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate ("SOFR" or "SR") (which can include one-, three-, six- or twelve-month SOFR), London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three-, six-, or twelve-month LIBOR), Euro Interbank Offered Rate ("EURIBOR" or "E"), Canadian Dollar Offered Rate ("CDOR" or "C") (which can include one- or three-month CDOR), Sterling (SP) Overnight Interbank Average Rate ("SONIA" or "SA") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate ("Prime" or "P"), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2023 was 5.32%.
(7)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2023 was 5.40%.
(8)The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2023 was 5.47%.
(9)The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2023 was 5.43%.
(10)The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2023 was 5.66%.
(11)The interest rate on these loans is subject to 1 month CDOR, which as of September 30, 2023 was 5.39%.
(12)The interest rate on these loans is subject to 3 month CDOR, which as of September 30, 2023 was 5.51%.
(13)The interest rate on these loans is subject to 3 month EURIBOR, which as of September 30, 2023 was 3.95%.
(14)The interest rate on these loans is subject to SONIA, which as of September 30, 2023 was 5.19%.
(15)The interest rate on these loans is subject to Prime, which as of September 30, 2023 was 8.50%.
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
(22)Level 2 Investment.
(23)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2023, non-qualifying assets represented 14.1% of total assets as calculated in accordance with the regulatory requirements.
(24)Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted security” under the Securities Act. As of September 30, 2023, the aggregate fair value of these securities is $1.32 billion, or 17.2% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
BEHP Co-Investor II, L.P.	LP Interest	May 6, 2022
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Denali Holding LP (dba Summit Companies)	Class A Units	September 14, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
Evology LLC	Class B Units	January 21, 2022
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Fifth Season Investments LLC**	Class A Units	October 17, 2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 28, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
Hissho Sushi Holdings, LLC	Class A Units	May 17, 2022
Hockey Parent Holdings, L.P.	Class A Units	September 14, 2023
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya)	Perpetual Preferred Stock	June 22, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Holdings, L.P.	Class A Units	November 25, 2020
LSI Financing 1 DAC**	Preferred equity	December 14, 2022
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 3, 2021
Minerva Holdco, Inc.	Series A Preferred Stock	February 14, 2022
Orange Blossom Parent, Inc.	Common Equity	July 29, 2022
Blue Owl Credit Income Senior Loan Fund, LLC (f/k/a ORCIC Senior Loan Fund, LLC)*	LLC Interest	November 2, 2022
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Preferred equity	February 13, 2023
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Unit Warrants	February 13, 2023
Picard Holdco, Inc.	Series A Preferred Stock	September 29, 2022
Project Alpine Co-Invest Fund, L.P.	LP Interest	June 13, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 9, 2022
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	October 14, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
Walker Edison Holdco LLC	Common Equity	March 1, 2023
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 8, 2021
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
Zoro TopCo, Inc.	Class A Common Units	November 22, 2022
Zoro TopCo, Inc.	Series A Preferred Stock	November 22, 2022
*Refer to Note 4 "Investments - Blue Owl Credit Income Senior Loan Fund LLC", for further information.
** Refer to Note 3 "Agreements and Related Party Transactions - Controlled/Affiliated Portfolio Companies".

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)
(25)As of September 30, 2023, the net estimated unrealized gain on investments for U.S. federal income tax purposes was $65.6 million based on a tax cost basis of $14.3 billion. As of September 30, 2023, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $66.6 million. As of September 30, 2023, the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $132.2 million.
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
(30)As defined in the 1940 Act, the Company is deemed to be an "affiliated person" of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (non-controlled affiliate"). Transactions related to investments in non-controlled affiliates for the period ended September 30, 2023 were as follows:

Company	Fair value as of December 31, 2022	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/ (Loss)	Realized Gain/(Loss)	Fair value as of September 30, 2023	Dividend Income	Other Income
LSI Financing 1 DAC	$6,175	$73,099	$(4,902)	$3,035	$—	$77,407	$547	$—
Total	$6,175	$73,099	$(4,902)	$3,035	$—	$77,407	$547	$—
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

(31)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investment in controlled affiliates for the period ended September 30, 2023 were as follows:

Company	Fair value as of December 31, 2022	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/ (Loss)	Realized Gain/(Loss)	Fair value as of September 30, 2023	Dividend Income	Other Income
AAM Series 2.1 Aviation Feeder, LLC(c)	$1,568	$29,138	$—	$—	$—	$30,706	$—	$—
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	—	60,312	—	34	—	60,346	—	—
Fifth Season Investments LLC	89,680	33,820	—	—	—	123,500	2,860	—
Blue Owl Credit Income Senior Loan Fund, LLC (f/k/a ORCIC Senior Loan Fund, LLC)	140,394	116,158	—	8,220	—	264,772	23,458	—
Total	$231,642	$239,428	$—	$8,254	$—	$479,324	$26,318	$—
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

Blue Owl Credit Income Corp.
Consolidated Schedule of Investments (Continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)
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

(32)Investment was on non-accrual status as of September 30, 2023.
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

Blue Owl Credit Income Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$214,599	$106,013	$571,767	$217,677
Net change in unrealized gain (loss)	52,954	47,040	131,212	(145,347)
Net realized gain (loss) on investments	(2,144)	(182)	(9,382)	386
Net Increase (Decrease) in Net Assets Resulting from Operations	265,409	152,871	693,597	72,716
Distributions
Class S	(55,089)	(28,903)	(144,741)	(63,284)
Class D	(13,872)	(7,852)	(37,824)	(17,866)
Class I	(103,204)	(52,708)	(272,657)	(111,969)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(172,165)	(89,463)	(455,222)	(193,119)
Capital Share Transactions
Class S:
Issuance of shares of common stock	326,523	229,005	746,022	1,095,257
Share transfers between classes(1)	—	—	(2,127)	—
Repurchase of common shares	(14,790)	(8,769)	(52,800)	(23,135)
Reinvestment of shareholders' distributions	21,384	9,333	55,159	19,227
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	333,117	229,569	746,254	1,091,349
Class D:
Issuance of shares of common stock	50,663	50,343	152,677	238,491
Share transfers between classes(1)	—	—	—	—
Repurchase of common shares	(12,978)	(1,132)	(30,240)	(2,546)
Reinvestment of shareholders' distributions	6,202	3,060	16,698	6,921
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	43,887	52,271	139,135	242,866
Class I:
Issuance of shares of common stock	534,370	515,241	1,374,471	1,946,144
Share transfers between classes(1)	—	—	2,127	—
Repurchase of common shares	(76,140)	(32,978)	(190,235)	(68,370)
Reinvestment of shareholders' distributions	39,933	17,350	102,088	33,943
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	498,163	499,613	1,288,451	1,911,717
Total Increase (Decrease) in Net Assets	968,411	844,861	2,412,215	3,125,529
Net Assets, at beginning of period	6,693,557	3,861,396	5,249,753	1,580,728
Net Assets, at end of period	$7,661,968	$4,706,257	$7,661,968	$4,706,257

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

Blue Owl Credit Income Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$693,597	$72,716
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(4,068,207)	(7,495,239)
Proceeds from investments and investment repayments, net	660,506	499,443
Net change in unrealized (gain) loss on investments	(130,862)	142,695
Net change in unrealized (gain) loss on interest rate swap attributed to unsecured notes	1,029	—
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(351)	2,652
Net change in unrealized (gain) loss on Income tax (provision) benefit	1	—
Net realized (gain) loss on investments	9,589	(125)
Net realized (gain) loss on foreign currency transactions relating to investments	(207)	(261)
Paid-in-kind interest and dividends	(105,731)	(37,613)
Net amortization/accretion of premium/discount on investments	(26,492)	(11,616)
Amortization of debt issuance costs	12,727	7,036
Amortization of offering costs	2,093	3,440
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(31,348)	(43,009)
(Increase) decrease in receivable from controlled affiliates	11,478	—
(Increase) decrease in receivable for investments sold	(22,904)	(1,965)
(Increase) decrease in due from affiliates	—	(4,777)
(Increase) decrease in prepaid expenses and other assets	(181,952)	32,425
Increase (decrease) in payable for investments purchased	132,377	13,391
Increase (decrease) in payables to affiliates	9,150	41,465
Increase (decrease) in accrued expenses and other liabilities	12,873	38,173
Net cash used in operating activities	(3,022,634)	(6,741,169)
Cash Flows from Financing Activities
Borrowings on debt	5,004,216	8,348,247
Repayments of debt	(3,487,000)	(4,479,600)
Debt issuance costs	(30,186)	(49,880)
Repurchase of common stock	(280,203)	(94,051)
Proceeds from issuance of common shares	2,273,170	3,279,892
Distributions paid to shareholders	(263,234)	(108,548)
Net cash provided by financing activities	3,216,763	6,896,060
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $10,803 and $0, respectively)	194,129	154,891
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $23,000 and $0, respectively)	225,247	21,459
Cash and restricted cash, including foreign cash, end of period (restricted cash of $33,803 and $0, respectively)	$419,376	$176,350

Supplemental and Non-Cash Information
Interest paid during the period	$309,139	$75,272
Distributions declared during the period	$455,222	$193,119
Reinvestment of distributions during the period	$173,945	$60,091
Taxes, including excise tax, paid during the period	$239	$4
Distributions payable	$55,079	$33,485
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

The Company is managed by Blue Owl Credit Advisors LLC (f/k/a Owl Rock Capital Advisors LLC) (the “Adviser”). The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl's Credit platform which focuses on direct lending. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). Blue Owl consists of three divisions: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on real estate strategies. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.

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

Since meeting the minimum offering requirement and commencing its continuous public offering through September 30, 2023, the Company has issued 279,894,130 shares of Class S common stock, 64,917,136 shares of Class D common stock and 490,445,875

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
shares of Class I common stock, exclusive of any tender offers, for gross proceeds of $2.6 billion, $0.6 billion and $4.5 billion, respectively, including $1,000 of seed capital contributed by its Adviser in September of 2020, $25.0 million in gross proceeds raised in a private placement from Owl Rock Feeder FIC ORCIC Equity LLC and 21,954,224 shares of Class I common stock issued in a private placement to feeder vehicles primarily created to hold the Company's Class I shares for gross proceeds of approximately $0.2 billion.

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

Financial and Derivative Instruments

Pursuant to ASC 815 Derivatives and Hedging, all derivative instruments entered into by the Company are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s derivative instruments are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available. Rule 18f-4 was adopted by the SEC in December of 2020 and became effective in August 2022. Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. The Company currently qualifies as a “limited derivatives user” and expects to continue to do so. The Company adopted a derivatives policy by Rule 18f-4’s August 2022 compliance date, and complies with the recordkeeping requirements.
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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes accretion and amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three and nine months ended September 30, 2023, PIK interest and PIK dividend income earned was $35.7 million and $103.0 million representing 8.7% and 9.6% of total investment income, respectively. For the three and nine months ended September 30, 2022, PIK interest and PIK dividend income earned was $25.4 million and $46.2 million representing 12.4% and 11.4% of total investment income, respectively.

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

Note 3. Agreements and Related Party Transactions

As of September 30, 2023, the Company had payables to affiliates of $41.7 million, primarily comprised of $30.8 million of accrued performance based incentive fees, $7.5 million of management fees, and $3.4 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement. As of December 31, 2022, the Company had payables to affiliates of $32.6 million, primarily comprised of $19.4 million of accrued performance based incentive fees, $5.2 million of management fees, $6.8 million of expense support reimbursement, and $1.2 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement.

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

For the three and nine months ended September 30, 2023, the Company incurred expenses of approximately $1.0 million and $2.9 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2022, the Company incurred expenses of approximately $1.0 million and $3.0 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

For the three and nine months ended September 30, 2023, management fees were $21.5 million and $57.3 million, respectively. For the three and nine months ended September 30, 2022, management fees were $12.7 million and $27.6 million, respectively.

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

For the three and nine months ended September 30, 2023, the Company incurred performance based incentive fees on net investment income of $30.8 million and $82.1 million, respectively. For the three and nine months ended September 30, 2022, the Company incurred performance based incentive fees on net investment income of $15.1 million and $30.1 million, respectively.

For the three and nine months ended September 30, 2023 and 2022, the Company did not incur performance based incentive fees based on capital gains. For the nine months ended September 30, 2022, the Company recorded a reversal of previously recorded performance based incentive fees based on capital gains of $0.6 million.

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

For the three and nine months ended September 30, 2023, subject to the 1.5% organization and offering cost cap and the re-categorization of certain expenses as servicing fees, the Company accrued $0.1 million and $0.4 million, respectively, of initial organization and offering expenses that are reimbursable to the Adviser.

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

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company relies on an order for exemptive relief (as amended, the "Order") that has been granted to the Adviser and its affiliates by the SEC to permit us to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching by the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing, and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, the Order permits the Company to participate in follow-on investments in its existing portfolio companies with certain affiliates that are private funds, even if such private funds did not have an investment in such existing portfolio company.

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

For the three and nine months ended September 30, 2023, the Company paid servicing fees with respect to Class D shares of $0.4 million and $1.0 million, respectively. For the three and nine months ended September 30, 2023, the Company paid servicing fees with respect to Class S shares of $5.3 million and $13.9 million, respectively.

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

Amergin was created to invest in a leasing platform focused on railcar and aviation assets. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made a $90.0 million equity commitment to Amergin AssetCo on July 1, 2022. The Company increased its commitment to Amergin AssetCo on July 28, 2023 to $110.0 million, of which $74.4 million is equity and $35.6 million is debt. The Company's investments in Amergin are co-investments made with the Company's affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Amergin AssetCo.

Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, the Company made a $15.9 million equity commitment to Fifth Season. The Company has made periodic increases to its investment in Fifth Season, including $12.3 million and $33.3 million during the three and nine months ended September 30, 2023, respectively. The Company's investment in Fifth Season is a co-investment with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Fifth Season.

LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made a $6.2 million equity commitment to LSI Financing. The Company has made periodic increases to its investment in LSI Financing, including $73.1 million during the nine months ended September 30, 2023. The Company's investment in LSI Financing is a co-investment made with the Company's affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in LSI Financing.

Note 4. Investments

Investments at fair value and amortized cost consisted of the below as of the following periods:

	September 30, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$11,650,727	$11,669,133	$8,499,854	$8,448,540
Second-lien senior secured debt investments	1,180,700	1,148,915	1,203,388	1,142,862
Unsecured debt investments	236,028	229,581	221,564	211,328
Preferred equity investments(2)	661,628	657,408	510,033	500,023
Common equity investments(3)	368,111	397,471	248,176	264,437
Joint ventures(4)(5)	257,933	264,772	141,777	140,394
Total Investments	$14,355,127	$14,367,280	$10,824,792	$10,707,584
_______________
(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing.
(3)Includes equity investment in Amergin AssetCo and Fifth Season.
(4)Includes equity investment in OCIC SLF. See below, within Note 4, for more information regarding OCIC SLF.
(5)This was disclosed as “Investment funds and vehicles” as of December 31, 2022.

The industry composition of investments based on fair value consisted of the below as of the following periods:

	September 30, 2023	December 31, 2022
Advertising and media	2.2%	2.8%
Aerospace and defense	0.4	0.4
Asset based lending and fund finance(1)	1.6	1.2
Automotive	1.1	1.4

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	September 30, 2023	December 31, 2022
Buildings and real estate	3.8	4.0
Business services	6.6	7.3
Chemicals	1.3	1.7
Consumer products	2.3	2.4
Containers and packaging	3.1	3.6
Distribution	2.3	2.3
Education	0.9	1.4
Energy equipment and services	—	0.1
Financial services	3.9	2.6
Food and beverage	4.5	5.8
Healthcare equipment and services	4.7	3.9
Healthcare providers and services	12.2	14.4
Healthcare technology	4.6	5.2
Household products	2.1	2.4
Human resource support services	1.0	1.1
Infrastructure and environmental services	1.9	0.9
Insurance(2)	10.4	9.7
Internet software and services	12.8	13.6
Joint ventures(3)(5)	1.8	1.3
Leisure and entertainment	1.0	1.2
Manufacturing	4.9	3.0
Pharmaceuticals(4)	0.5	—
Professional services	4.5	2.8
Specialty retail	2.2	3.2
Telecommunications	0.5	—
Transportation	0.9	0.3
Total	100.0%	100.0%
_______________
(1)Includes investment in Amergin AssetCo.
(2)Includes equity investment in Fifth Season Investments LLC.
(3)Includes equity investment in OCIC SLF. See below, within Note 4, for more information regarding OCIC SLF.
(4)Includes equity investment in LSI Financing.
(5)This was disclosed as “Investment funds and vehicles” as of December 31, 2022.

The geographic composition of investments based on fair value consisted of the below as of the following periods:

	September 30, 2023	December 31, 2022
United States:
Midwest	20.3%	20.4%
Northeast	18.6	20.0
South	34.1	29.7
West	17.4	20.7
International	9.6	9.2
Total	100.0%	100.0%

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

As of September 30, 2023 and December 31, 2022, OCIC SLF had total investments in senior secured debt at fair value, as determined by an independent valuation firm, of $937.8 million and $506.2 million, respectively. The determination of fair value is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended; however, such fair value is not included in our valuation process. The following table is a summary of OCIC SLF’s portfolio as well as a listing of the portfolio investments in OCIC SLF's portfolio as the following periods:

($ in thousands)	September 30, 2023	December 31, 2022
Total senior secured debt investments(1)	$953,942	$529,463
Weighted average spread over base rate(1)	3.8%	4.4%
Number of portfolio companies	176	74
Largest funded investment to a single borrower(1)	$14,457	$14,547
________________
(1)At par.

Blue Owl Credit Income Senior Loan Fund's Portfolio as of September 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Debt Investments(5)
Aerospace and defense
American Airlines, Inc.(7)	First lien senior secured loan	SR +	2.75%	02/2028	$1,980	$1,945	$1,964	0.6%
Avolon TLB Borrower 1 (US) LLC(6)	First lien senior secured loan	SR +	2.50%	06/2028	7,980	7,903	7,973	2.7%
Barnes Group, Inc.(6)	First lien senior secured loan	SR +	3.00%	08/2030	6,500	6,452	6,503	2.1%
Bleriot US Bidco, Inc.(7)	First lien senior secured loan	SR +	4.00%	10/2028	5,942	5,859	5,942	2.0%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(6)	First lien senior secured loan	SR +	4.00%	08/2028	1,047	1,037	1,044	0.3%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(6)	First lien senior secured loan	SR +	4.00%	08/2028	2,444	2,420	2,437	0.8%
Peraton Corp.(6)	First lien senior secured loan	SR +	3.75%	02/2028	7,491	7,246	7,468	2.5%
Transdigm, Inc.(7)	First lien senior secured loan	SR +	3.25%	08/2028	3,980	3,972	3,979	1.3%
Transdigm, Inc.(7)	First lien senior secured loan	SR +	3.25%	02/2027	2,978	2,928	2,979	1.0%
Vertex Aerospace Services Corp. (dba V2X)(7)	First lien senior secured loan	SR +	3.50%	12/2028	2,992	2,989	2,991	1.0%
					43,334	42,751	43,280	14.3%

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Blue Owl Credit Income Senior Loan Fund's Portfolio as of September 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Automotive
Belron Finance US LLC(7)	First lien senior secured loan	SR +	2.75%	04/2029	$2,494	$2,482	$2,493	0.8%
PAI Holdco, Inc.(7)	First lien senior secured loan	SR +	3.75%	10/2027	6,579	6,135	6,215	2.1%
					9,073	8,617	8,708	2.9%
Buildings and real estate
84 Lumber Company(6)	First lien senior secured loan	SR +	3.00%	11/2026	$1,712	$1,718	$1,711	0.6%
Beacon Roofing Supply, Inc.(6)	First lien senior secured loan	SR +	2.25%	05/2028	3,477	3,473	3,473	1.1%
CPG International LLC(6)	First lien senior secured loan	SR +	2.50%	04/2029	6,907	6,873	6,898	2.3%
Cushman & Wakefield U.S. Borrower, LLC(6)	First lien senior secured loan	SR +	4.00%	01/2030	7,247	7,070	7,176	2.4%
Dodge Construction Network, LLC(7)(13)	First lien senior secured loan	SR +	4.75%	02/2029	5,234	4,913	4,266	1.3%
Greystar Real Estate Partners, LLC (dba Greystar)(6)(13)	First lien senior secured loan	SR +	3.75%	08/2030	7,000	6,896	6,895	2.3%
GYP Holdings III Corp.(6)	First lien senior secured loan	SR +	3.00%	05/2030	2,000	1,990	2,004	0.7%
Quikrete Holdings, Inc.(6)	First lien senior secured loan	SR +	2.75%	03/2029	1,995	1,995	1,994	0.7%
RealPage, Inc.(6)	First lien senior secured loan	SR +	3.00%	04/2028	10,466	9,922	10,336	3.4%
Wrench Group LLC(7)(13)	First lien senior secured loan	SR +	4.00%	04/2026	9,685	9,668	9,637	3.2%
					55,723	54,518	54,390	18.0%
Business services
ASGN, Inc.(6)	First lien senior secured loan	SR +	2.25%	08/2030	$2,500	$2,494	$2,506	0.8%
BrightView Landscapes, LLC(7)	First lien senior secured loan	SR +	3.25%	04/2029	6,519	6,342	6,517	2.2%
Brown Group Holdings, LLC(7)	First lien senior secured loan	SR +	3.75%	07/2029	3,504	3,470	3,498	1.2%
ConnectWise, LLC(6)	First lien senior secured loan	SR +	3.50%	09/2028	10,459	9,943	10,283	3.3%
IDEMIA Group SAS(7)	First lien senior secured loan	SR +	4.75%	09/2028	1,995	1,971	1,992	0.7%
Packers Holdings, LLC(6)	First lien senior secured loan	SR +	3.25%	03/2028	3,938	3,652	2,323	0.8%
Prime Security Services Borrower, LLC(6)	First lien senior secured loan	SR +	2.75%	09/2026	1,985	1,958	1,981	0.7%
Sitel Worldwide Corp.(6)	First lien senior secured loan	SR +	3.75%	08/2028	6,957	6,855	6,772	2.2%
VM Consolidated, Inc.(6)	First lien senior secured loan	SR +	3.25%	03/2028	2,113	2,093	2,112	0.7%
					39,970	38,778	37,984	12.6%
Chemicals
Aruba Investments Holdings, LLC (dba Angus Chemical Company)(6)	First lien senior secured loan	SR +	4.75%	11/2027	$2,978	$2,797	$2,955	1.0%
Axalta Coating Systems US Holdings Inc.(7)	First lien senior secured loan	SR +	2.50%	09/2023	7,095	7,049	7,100	2.3%
Blue Tree Holdings, Inc.(7)	First lien senior secured loan	SR +	2.50%	03/2028	3,975	3,939	3,895	1.3%
Cyanco Intermediate 2 Corp.(6)	First lien senior secured loan	SR +	4.75%	07/2028	3,000	2,912	3,001	1.0%
DCG Acquisition Corp.(6)	First lien senior secured loan	SR +	4.50%	09/2026	2,283	2,271	2,258	0.7%
H.B. Fuller Company(6)	First lien senior secured loan	SR +	2.25%	02/2030	1,995	1,995	1,997	0.6%
Ineos US Finance LLC(6)	First lien senior secured loan	SR +	3.50%	02/2030	1,995	1,976	1,978	0.7%
Ineos US Finance LLC(6)	First lien senior secured loan	SR +	3.75%	11/2027	2,985	2,891	2,969	1.0%
Ineos US Petrochem LLC(6)	First lien senior secured loan	SR +	3.75%	03/2030	1,995	1,976	1,984	0.7%
Nouryon Finance B.V.(7)	First lien senior secured loan	SR +	4.00%	04/2028	5,985	5,928	5,902	2.0%
Windsor Holdings III LLC(7)	First lien senior secured loan	SR +	4.50%	08/2030	5,000	4,901	4,975	1.6%
					39,286	38,635	39,014	12.9%
Consumer products
Olaplex, Inc.(6)	First lien senior secured loan	SR +	3.50%	02/2029	$5,234	$4,890	$4,364	1.4%
					5,234	4,890	4,364	1.4%
Containers and packaging
Berlin Packaging L.L.C.(6)	First lien senior secured loan	SR +	3.75%	03/2028	$11,518	$11,117	$11,380	3.8%
BW Holding, Inc.(7)	First lien senior secured loan	SR +	4.00%	12/2028	7,708	7,592	6,902	2.3%
Charter NEX US, Inc.(6)	First lien senior secured loan	SR +	3.75%	12/2027	4,974	4,930	4,925	1.6%
Plaze, Inc.(7)	First lien senior secured loan	SR +	3.50%	08/2026	997	971	960	0.3%

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Blue Owl Credit Income Senior Loan Fund's Portfolio as of September 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
ProAmpac PG Borrower LLC(12)(13)	First lien senior secured loan	P +	3.50%	09/2028	6,250	6,188	6,209	2.1%
Ring Container Technologies Group, LLC(6)	First lien senior secured loan	SR +	3.50%	08/2028	9,688	9,532	9,678	3.2%
Tricorbraun Holdings, Inc.(6)	First lien senior secured loan	SR +	3.25%	03/2028	10,466	9,983	10,256	3.4%
Trident TPI Holdings, Inc.(7)	First lien senior secured loan	SR +	4.50%	09/2028	3,990	3,877	3,977	1.3%
Valcour Packaging, LLC(11)	First lien senior secured loan	L +	3.75%	10/2028	9,850	9,830	7,901	2.6%
					65,441	64,020	62,188	20.6%
Distribution
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(6)	First lien senior secured loan	SR +	4.75%	12/2028	$5,279	$5,228	$5,273	1.7%
Dealer Tire, LLC(6)	First lien senior secured loan	SR +	4.50%	12/2027	3,930	3,867	3,932	1.3%
SRS Distribution, Inc.(6)	First lien senior secured loan	SR +	3.50%	06/2028	10,493	9,843	10,375	3.4%
White Cap Supply Holdings, LLC(6)	First lien senior secured loan	SR +	3.75%	10/2027	10,493	10,014	10,465	3.5%
					30,195	28,952	30,045	9.9%
Education
Renaissance Learning, Inc.(7)	First lien senior secured loan	SR +	4.75%	04/2030	$4,500	$4,411	$4,459	1.5%
Severin Acquisition, LLC (dba Powerschool)(7)	First lien senior secured loan	SR +	3.00%	08/2025	7,851	7,773	7,837	2.6%
Sophia, L.P.(6)(13)	First lien senior secured loan	SR +	4.25%	10/2027	9,689	9,671	9,664	3.2%
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)(13)	First lien senior secured loan	SR +	4.50%	09/2030	3,663	3,617	3,617	1.2%
					25,703	25,472	25,577	8.5%
Energy equipment and services
AMG Advanced Metallurgical Group N.V(6)	First lien senior secured loan	SR +	3.50%	11/2028	$3,439	$3,418	$3,424	1.1%
AZZ Inc.(6)	First lien senior secured loan	SR +	3.75%	05/2029	7,925	7,864	7,931	2.7%
Brookfield WEC Holdings Inc.(6)	First lien senior secured loan	SR +	3.75%	08/2025	3,465	3,446	3,470	1.1%
Calpine Construction Finance Company(6)	First lien senior secured loan	SR +	2.25%	07/2030	2,000	1,985	1,988	0.7%
Pike Corp.(6)	First lien senior secured loan	SR +	3.00%	01/2028	9,800	9,630	9,777	3.2%
Rockwood Service Corp.(6)	First lien senior secured loan	SR +	4.00%	01/2027	6,483	6,467	6,499	2.1%
					33,112	32,810	33,089	10.9%
Financial services
Acuris Finance US, Inc. (ION Analytics) (7)	First lien senior secured loan	SR +	4.00%	02/2028	$4,500	$4,409	$4,430	1.5%
AlixPartners, LLP(6)	First lien senior secured loan	SR +	2.75%	02/2028	2,992	2,970	2,988	1.0%
AllSpring Buyer(7)	First lien senior secured loan	SR +	3.75%	11/2028	4,950	4,892	4,927	1.6%
Boost Newco Borrower, LLC(7)	First lien senior secured loan	SR +	3.00%	09/2030	12,000	11,941	11,992	4.0%
Citadel Securities, LP(6)	First lien senior secured loan	SR +	2.50%	07/2030	3,990	3,960	3,978	1.4%
Deerfield Dakota Holdings(7)	First lien senior secured loan	SR +	3.75%	04/2027	7,849	7,524	7,645	2.5%
Focus Financial Partners, LLC(6)	First lien senior secured loan	SR +	3.25%	06/2028	4,950	4,873	4,933	1.6%
Focus Financial Partners, LLC(6)	First lien senior secured loan	SR +	3.50%	06/2028	3,000	2,943	2,994	1.0%
Guggenheim Partners Investment Management Holdings, LLC(7)	First lien senior secured loan	SR +	3.25%	12/2029	4,963	4,882	4,963	1.6%
Harbourvest Partners, L.P.(7)	First lien senior secured loan	SR +	3.00%	04/2030	2,500	2,464	2,496	0.8%
Helios Software Holdings, Inc. (ION Corporate Solutions Finance S.a r.l.)(7)	First lien senior secured loan	SR +	4.25%	07/2030	5,000	4,803	4,972	1.6%
Janus International Group, LLC(6)	First lien senior secured loan	SR +	3.25%	08/2030	5,000	4,970	4,977	1.6%
Saphilux S.a.r.L (dba IQ EQ)(7)(13)	First lien senior secured loan	SR +	4.75%	07/2028	7,500	7,389	7,388	2.5%
The Edelman Financial Engines Center, LLC(6)	First lien senior secured loan	SR +	3.50%	04/2028	3,970	3,886	3,923	1.3%
TMF Sapphire Bidco B.V.(7)	First lien senior secured loan	SR +	5.00%	05/2028	2,500	2,456	2,491	0.8%
USI Inc.(7)	First lien senior secured loan	SR +	3.75%	09/2030	4,000	3,990	3,988	1.3%
					79,664	78,352	79,085	26.1%

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Blue Owl Credit Income Senior Loan Fund's Portfolio as of September 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Food and beverage
1011778 BC / NEW RED FIN (dba Restaurant Brands)(6)	First lien senior secured loan	SR +	2.25%	09/2030	$5,250	$5,225	$5,227	1.7%
AI Aqua Merger Sub, Inc. (dba Culligan International)(6)	First lien senior secured loan	SR +	3.75%	07/2028	2,283	2,280	2,257	0.7%
Aramark Services, Inc.(6)	First lien senior secured loan	SR +	2.50%	06/2030	1,995	1,975	1,990	0.7%
Balrog Acquisition, Inc. (dba Bakemark)(6)	First lien senior secured loan	SR +	4.00%	09/2028	2,283	2,254	2,254	0.7%
Naked Juice LLC (dba Tropicana)(7)	First lien senior secured loan	SR +	3.25%	01/2029	10,494	9,682	9,944	3.3%
Pegasus BidCo B.V.(7)	First lien senior secured loan	SR +	4.25%	07/2029	5,459	5,328	5,445	1.8%
Shearer's Foods, LLC(6)	First lien senior secured loan	SR +	3.50%	09/2027	8,740	8,210	8,718	2.9%
Simply Good Foods USA, Inc.(6)	First lien senior secured loan	SR +	2.50%	03/2027	3,892	3,865	3,897	1.3%
					40,396	38,819	39,732	13.1%
Healthcare equipment and services
Confluent Medical Technologies, Inc.(7)(13)	First lien senior secured loan	SR +	3.75%	02/2029	$9,688	$9,562	$9,519	3.1%
Curium BidCo S.A.R.L (dba Curium Pharma)(7)	First lien senior secured loan	SR +	4.50%	07/2029	1,995	1,975	1,990	0.7%
Dermatology Intermediate Holdings III, Inc.(7)	First lien senior secured loan	SR +	4.25%	03/2029	9,875	9,766	9,804	3.2%
Dermatology Intermediate Holdings III, Inc.(7)	First lien senior secured delayed draw term loan	SR +	4.25%	03/2029	1,814	1,803	1,801	0.7%
Medline Borrower, LP(6)	First lien senior secured loan	SR +	3.25%	10/2028	8,264	7,770	8,237	2.7%
Natus Medical Inc.(7)(13)	First lien senior secured loan	SR +	5.50%	07/2029	4,466	4,177	4,221	1.4%
Zest Acquisition Corp.(6)(13)	First lien senior secured loan	SR +	5.50%	02/2028	5,960	5,730	5,826	1.9%
					42,062	40,783	41,398	13.7%
Healthcare providers and services
Covetrus, Inc.(7)	First lien senior secured loan	SR +	5.00%	10/2029	$9,453	$8,940	$9,343	3.1%
HAH Group Holding Company LLC (dba Help at Home)(6)(13)	First lien senior secured loan	SR +	5.00%	10/2027	2,026	2,006	1,986	0.7%
HAH Group Holding Company LLC (dba Help at Home)(6)(13)	First lien senior secured loan	SR +	5.00%	10/2027	1,252	1,250	1,227	0.4%
LSCS Holdings, Inc.(6)	First lien senior secured loan	SR +	4.50%	12/2028	8,380	8,211	8,234	2.7%
MJH Healthcare Holdings, LLC(6)(13)	First lien senior secured loan	SR +	3.50%	01/2029	3,802	3,744	3,793	1.3%
Pediatric Associates Holding Company, LLC(6)	First lien senior secured loan	SR +	4.50%	12/2028	1,995	1,918	1,975	0.6%
Pediatric Associates Holding Company, LLC(6)	First lien senior secured delayed draw term loan	SR +	3.25%	12/2028	261	257	254	0.1%
Pediatric Associates Holding Company, LLC(6)	First lien senior secured loan	SR +	3.25%	12/2028	5,104	5,023	4,966	1.6%
Phoenix Newco, Inc. (dba Parexel)(6)	First lien senior secured loan	SR +	3.25%	11/2028	7,388	7,145	7,329	2.4%
Physician Partners, LLC(6)	First lien senior secured loan	SR +	4.00%	12/2028	9,875	9,388	9,369	3.1%
Premise Health Holding(7)(13)	First lien senior secured loan	SR +	4.75%	07/2025	3,209	3,183	3,193	1.1%
Select Medical Corp.(6)	First lien senior secured loan	SR +	3.00%	03/2027	2,993	2,978	2,981	1.0%
					55,738	54,043	54,650	18.1%
Healthcare technology
Athenahealth Group Inc.(6)	First lien senior secured loan	SR +	3.25%	02/2029	$9,332	$8,642	$9,142	3.0%
Bracket Intermediate Holding Corp.(7)	First lien senior secured loan	SR +	5.00%	05/2028	5,653	5,492	5,639	1.9%
Gainwell Acquisition Corp.(7)	First lien senior secured loan	SR +	4.00%	10/2027	6,108	6,002	5,950	2.0%
GHX Ultimate Parent Corp.(7)	First lien senior secured loan	SR +	4.75%	06/2027	2,993	2,923	2,989	1.0%
Imprivata, Inc.(6)	First lien senior secured loan	SR +	4.25%	12/2027	9,689	9,533	9,677	3.0%
PointClickCare Technologies Inc.PointClickCare Technologies Inc(7)	First lien senior secured loan	SR +	3.00%	12/2027	1,990	1,961	1,982	0.7%
R1 RCM Inc.(6)	First lien senior secured loan	SR +	3.00%	06/2029	3,980	3,980	3,977	1.3%
Verscend Holding Corp.(6)	First lien senior secured loan	SR +	4.00%	08/2025	9,869	9,777	9,858	3.3%

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Blue Owl Credit Income Senior Loan Fund's Portfolio as of September 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Zelis Cost Management Buyer, Inc.(6)	First lien senior secured loan	SR +	3.50%	09/2026	4,466	4,462	4,463	1.5%
					54,080	52,772	53,677	17.7%
Household products
Samsonite International S.A.(6)	First lien senior secured loan	SR +	2.75%	06/2030	$1,995	$1,985	$1,996	0.7%
					1,995	1,985	1,996	0.7%
Human resource support services
AQ Carver Buyer, Inc.(8)(13)	First lien senior secured loan	SR +	5.50%	08/2029	$3,000	$2,941	$2,948	1.0%
					3,000	2,941	2,948	1.0%
Infrastructure and environmental services
Asplundh Tree Expert, LLC(6)	First lien senior secured loan	SR +	1.75%	09/2027	$2,433	$2,427	$2,429	0.8%
Madison IAQ, LLC(7)	First lien senior secured loan	SR +	3.25%	06/2028	997	989	980	0.3%
Osmose Utilities Services, Inc.(6)	First lien senior secured loan	SR +	3.25%	06/2028	9,688	9,058	9,604	3.2%
USIC Holdings, Inc.(6)	First lien senior secured loan	SR +	3.50%	05/2028	2,955	2,825	2,903	1.0%
					16,073	15,299	15,916	5.3%
Insurance
Acrisure, LLC(7)	First lien senior secured loan	SR +	5.75%	02/2027	$7,444	$7,178	$7,462	2.5%
AssuredPartners, Inc.(7)	First lien senior secured loan	SR +	3.75%	02/2027	10,484	10,338	10,477	3.5%
Broadstreet Partners, Inc.(6)	First lien senior secured loan	SR +	3.00%	01/2027	4,144	4,099	4,121	1.4%
Broadstreet Partners, Inc.(6)	First lien senior secured loan	SR +	4.00%	01/2029	2,993	2,956	2,989	1.0%
Howden Group Holdings Ltd. (dba HIG Finance 2 Ltd. / Preatorian)(6)	First lien senior secured loan	SR +	4.00%	04/2030	3,980	3,827	3,975	1.3%
Hub International(7)	First lien senior secured loan	SR +	4.25%	04/2025	8,000	7,921	8,014	2.6%
IMA Financial Group, Inc.(6)(13)	First lien senior secured loan	SR +	4.25%	11/2028	3,491	3,407	3,474	1.1%
					40,536	39,726	40,512	13.4%
Internet software and services
Aptean, Inc.(6)	First lien senior secured loan	SR +	4.25%	04/2026	$1,141	$1,136	$1,133	0.4%
Barracuda Parent, LLC(7)	First lien senior secured loan	SR +	4.50%	08/2029	10,521	10,108	10,404	3.4%
Boxer Parent Company Inc.(6)	First lien senior secured loan	SR +	3.75%	10/2025	3,123	3,104	3,119	1.0%
Central Parent, Inc.(7)	First lien senior secured loan	SR +	4.25%	07/2029	7,963	7,803	7,959	2.6%
DCert Buyer, Inc.(7)	First lien senior secured loan	SR +	4.00%	10/2026	5,967	5,938	5,921	2.0%
Delta TopCo, Inc. (dba Infoblox, Inc.)(8)	First lien senior secured loan	SR +	3.75%	12/2027	10,493	9,705	10,376	3.4%
Dun & Bradstreet Corporation, The(6)	First lien senior secured loan	SR +	2.75%	02/2026	1,995	1,995	1,990	0.7%
E2open, LLC(6)	First lien senior secured loan	SR +	3.50%	02/2028	6,824	6,720	6,809	2.3%
Idera, Inc.(7)	First lien senior secured loan	SR +	3.75%	03/2028	6,535	6,369	6,476	2.0%
Infinite Bidco LLC(6)	First lien senior secured loan	SR +	3.75%	03/2028	2,978	2,883	2,918	1.0%
McAfee Corp.(6)	First lien senior secured loan	SR +	3.75%	03/2029	2,977	2,855	2,904	1.0%
MeridianLink, Inc.(7)	First lien senior secured loan	SR +	3.00%	11/2028	2,283	2,277	2,274	0.8%
Mitnick Corporate Purchaser, Inc.(7)	First lien senior secured loan	SR +	4.50%	05/2029	2,853	2,726	2,745	0.9%
Perforce Software, Inc.(6)	First lien senior secured loan	SR +	3.75%	07/2026	2,977	2,842	2,888	1.0%
Quartz Acquireco, LLC (dba Qualtrics AcquireCo, LLC)(6)(13)	First lien senior secured loan	SR +	3.50%	06/2030	4,000	3,961	3,970	1.3%
Rocket Software, Inc.(6)	First lien senior secured loan	SR +	4.25%	11/2025	5,585	5,505	5,578	1.8%
SONICWALL US Holdings, Inc.(6)	First lien senior secured loan	SR +	5.00%	05/2028	6,184	5,953	6,056	2.0%
Sophos Holdings, LLC(6)	First lien senior secured loan	SR +	3.50%	03/2027	10,465	10,278	10,435	3.4%
UST Holdings, Ltd.(6)	First lien senior secured loan	SR +	3.50%	11/2028	7,060	7,036	6,919	2.3%
VS Buyer LLC(6)	First lien senior secured loan	SR +	3.25%	02/2027	2,977	2,977	2,962	1.0%
					104,901	102,171	103,836	34.3%
Investment funds and vehicle
Finco I, LLC(7)	First lien senior secured loan	SR +	3.00%	06/2029	$2,993	$2,978	$2,990	1.0%
					2,993	2,978	2,990	1.0%
Leisure and entertainment

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Blue Owl Credit Income Senior Loan Fund's Portfolio as of September 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Delta 2 (Lux) SARL (dba Formula One)(7)	First lien senior secured loan	SR +	2.25%	01/2030	$4,000	$3,973	$3,996	1.3%
					4,000	3,973	3,996	1.3%
Manufacturing
Altar Bidco, Inc.(8)	First lien senior secured loan	SR +	3.10%	02/2029	$4,727	$4,535	$4,703	1.6%
Columbus McKinnon Corp.(7)	First lien senior secured loan	SR +	2.75%	05/2028	477	473	476	0.2%
DXP Enterprises, Inc.(8)	First lien senior secured loan	SR +	5.25%	12/2027	6,934	6,651	6,908	2.3%
EMRLD Borrower LP (dba Emerson Climate Technologies, Inc.)(6)	First lien senior secured loan	SR +	3.00%	05/2030	10,018	9,922	9,999	3.2%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)	First lien senior secured loan	SR +	3.50%	05/2028	6,957	6,905	6,914	2.3%
Entegris, Inc.(7)	First lien senior secured loan	SR +	2.50%	07/2029	2,307	2,307	2,306	0.8%
Filtration Group Corp.(6)	First lien senior secured loan	SR +	4.25%	10/2028	3,980	3,941	3,982	1.3%
Gates Global LLC(6)	First lien senior secured loan	SR +	3.50%	11/2029	2,977	2,923	2,975	1.0%
Pro Mach Group, Inc.(6)	First lien senior secured loan	SR +	4.00%	08/2028	10,467	10,231	10,468	3.5%
Pro Mach Group, Inc.(6)	First lien senior secured loan	SR +	5.00%	08/2028	3,990	3,810	3,990	1.2%
Refficiency Holdings, LLC (dba Legence)(6)	First lien senior secured loan	SR +	3.75%	12/2027	1,496	1,485	1,489	0.5%
Watlow Electric Manufacturing Company(7)	First lien senior secured loan	SR +	3.75%	03/2028	10,045	9,915	9,963	3.3%
					64,375	63,098	64,173	21.2%
Pharmaceuticals
Fortrea Holdings Inc.(6)	First lien senior secured loan	SR +	3.75%	07/2030	$3,408	$3,379	$3,394	1.1%
					3,408	3,379	3,394	1.1%
Professional services
Apex Group Treasury, LLC(7)(13)	First lien senior secured loan	SR +	3.75%	07/2028	$4,900	$4,733	$4,849	1.6%
Apex Group Treasury, LLC(7)(13)	First lien senior secured loan	SR +	5.00%	07/2028	2,481	2,348	2,481	0.8%
Arsenal AIC Parent, LLC (dba Arconic)(7)	First lien senior secured loan	SR +	4.50%	08/2030	3,000	2,970	2,991	1.0%
Camelot U.S. Acquisition 1 Co.(6)	First lien senior secured loan	SR +	3.00%	10/2026	3,144	3,129	3,136	1.0%
Corporation Service Company(6)	First lien senior secured loan	SR +	3.25%	11/2029	1,984	1,980	1,982	0.7%
EM Midco2 Ltd. (dba Element Materials Technology)(7)	First lien senior secured loan	SR +	4.25%	06/2029	9,037	8,931	8,901	2.9%
Genuine Financial Holdings, LLC(7)	First lien senior secured loan	SR +	4.00%	09/2030	7,238	7,129	7,166	2.4%
Omnia Partners, LLC(7)	First lien senior secured loan	SR +	4.25%	07/2030	1,828	1,810	1,829	0.6%
Omnia Partners, LLC(7)(14)	First lien senior secured delayed draw term loan	SR +	4.25%	01/2024	—	(2)	—	—%
Red Ventures, LLC(6)	First lien senior secured loan	SR +	3.00%	03/2030	3,980	3,942	3,947	1.3%
Skopima Merger Sub Inc.(6)	First lien senior secured loan	SR +	4.00%	05/2028	4,962	4,735	4,825	1.6%
Sovos Compliance, LLC(6)	First lien senior secured loan	SR +	4.50%	08/2028	10,467	10,158	10,286	3.4%
Vistage Worldwide, Inc.(6)(13)	First lien senior secured loan	SR +	5.25%	07/2029	3,960	3,815	3,945	1.3%
					56,981	55,678	56,338	18.6%
Specialty retail
Pilot Travel Centers LLC(6)	First lien senior secured loan	SR +	2.00%	08/2028	$796	$791	$794	0.3%
					796	791	794	0.3%
Telecommunications
Cable One, Inc.(6)	First lien senior secured loan	SR +	2.00%	05/2028	$2,283	$2,280	$2,264	0.7%
Ciena Corp.(6)	First lien senior secured loan	SR +	2.50%	01/2030	1,990	1,982	1,990	0.7%
Cogeco Communications (USA) II L.P.(7)	First lien senior secured loan	SR +	2.50%	09/2028	2,977	2,964	2,898	1.0%
Park Place Technologies, LLC(6)	First lien senior secured loan	SR +	5.00%	11/2027	9,687	9,258	9,518	3.1%
Zayo Group Holdings, Inc.(6)	First lien senior secured loan	SR +	4.33%	03/2027	9,850	8,455	7,981	2.6%
					26,787	24,939	24,651	8.1%
Transportation
Echo Global Logistics, Inc.(6)	First lien senior secured loan	SR +	3.50%	11/2028	$1,141	$1,120	$1,100	0.4%

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Blue Owl Credit Income Senior Loan Fund's Portfolio as of September 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Safe Fleet Holdings, LLC(6)	First lien senior secured loan	SR +	3.75%	02/2029	3,975	3,932	3,972	1.3%
Uber Technologies, Inc.(7)	First lien senior secured loan	SR +	2.75%	03/2030	3,970	3,960	3,966	1.3%
					9,086	9,012	9,038	3.0%
Total Debt Investments					$953,942	$930,182	$937,763	310.0%
Total Investments					$953,942	$930,182	$937,763	310.0%
________________
(1) Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Unless otherwise indicated, OCIC SLF’s investments are pledged as collateral supporting the amounts outstanding under OCIC SLF's SPV Asset Facilities.
(3)The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)Unless otherwise indicated, all investments are considered Level 2 investments.
(5)Unless otherwise indicated, loan contains a variable rate structure, which may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Secured Overnight Financing Rate (“SOFR” or “SR”) (which can include one-, three-, six- or twelve-month SOFR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“Prime” or “P”), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2023 was 5.32%.
(7)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2023 was 5.40%.
(8)The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2023 was 5.47%.
(9)The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2023 was 5.43%.
(10)The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2023 was 5.66%.
(11)The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2023 was 5.90%.
(12)The interest rate on these loans is subject to Prime, which as of September 30, 2023 was 8.50%.
(13)Level 3 investment.
(14)Position or portion thereof is an unfunded loan commitment.

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
(2)Unless otherwise indicated, OCIC SLF's investments are pledged as collateral supporting the amounts outstanding under OCIC SLF's SPV Asset Facilities.
(3)The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)Unless otherwise indicated, all investments are considered Level 3 investments.
(5)Unless otherwise indicated, loan contains a variable rate structure, which may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Secured Overnight Financing Rate (“SOFR” or “SR”) (which can include one-, three-, six- or twelve-month SOFR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“Prime” or “P”), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2022 was 4.39%.
(7)The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2022 was 4.77%.
(8)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2022 was 4.36%.
(9)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2022 was 4.59%.
(10)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2022 was 4.78%.
(11)Level 2 investment.
(12)Position or portion thereof is an unfunded loan commitment.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Below is selected balance sheet information for OCIC SLF as of the following periods:

($ in thousands)	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value (amortized cost of $930,182 and $507,996, respectively)	$937,763	$506,202
Cash	103,929	15,237
Interest receivable	5,148	2,202
Receivable due on investments sold	9,903	4,622
Prepaid expenses and other assets	662	151
Total Assets	$1,057,405	$528,414
Liabilities
Debt (net of unamortized debt issuance costs of $6,125 and $3,509, respectively)	$678,714	$343,035
Payable for investments purchased	64,180	13,958
Interest payable	1,280	1,522
Return of capital payable	—	4,489
Distribution payable	9,943	3,624
Accrued expenses and other liabilities	688	1,337
Total Liabilities	$754,805	$367,965
Members’ Equity
Members’ Equity	302,600	160,449
Total Members’ Equity	302,600	160,449
Total Liabilities and Members’ Equity	$1,057,405	$528,414
Below is selected statement of operations information for OCIC SLF as of the following periods:

($ in thousands)	For the Three Months Ended September 30, 2023 (Unaudited)	For the Nine Months Ended September 30, 2023 (Unaudited)
Investment Income
Interest income	$21,115	$51,905
Total Investment Income	21,115	51,905
Operating Expenses
Interest expense	$10,027	$23,745
Professional fees	699	1,059
Other general and administrative	178	453
Total Operating Expenses	10,904	25,257
Net Investment Income	$10,211	$26,648
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	4,056	9,375
Net realized gain (loss) on investments	(272)	(256)
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	3,784	9,119
Net Increase in Members’ Equity Resulting from Operations	$13,995	$35,767

Note 5. Fair Value of Investments

Investments

The below tables present the fair value hierarchy of investments as of the following periods:

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	Fair Value Hierarchy as of September 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments(1)	$—	$1,610,334	$10,058,799	$11,669,133
Second-lien senior secured debt investments	—	207,150	941,765	1,148,915
Unsecured debt investments	—	52,618	176,963	229,581
Preferred equity investments(2)	—	—	657,408	657,408
Common equity investments(3)	—	—	397,471	397,471
Subtotal	$—	$1,870,102	$12,232,406	$14,102,508
Investments measured at NAV(4)	—	—	—	264,772
Total Investments at fair value	$—	$1,870,102	$12,232,406	$14,367,280
_______________
(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing.
(3)Includes equity investments in Amergin AssetCo and Fifth Season.
(4)Includes equity investment in OCIC SLF.

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
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended September 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$9,215,983	$938,417	$176,287	$652,907	$325,496	$11,309,090
Purchases of investments, net	1,032,428	1	—	—	66,880	1,099,309
Payment-in-kind	15,000	1,881	4,689	11,503	24	33,097
Proceeds from investments, net	(171,797)	—	—	(12,068)	—	(183,865)
Net change in unrealized gain (loss)	2,333	8,432	(4,030)	3,984	5,071	15,790
Net realized gains (losses)	(4)	—	—	484	—	480
Net amortization/accretion of premium/discount on investments	7,845	290	17	598	—	8,750
Transfers between investment types	—	—	—	—	—	—
Transfers into (out of) Level 3(1)	(42,989)	(7,256)	—	—	—	(50,245)
Fair value, end of period	$10,058,799	$941,765	$176,963	$657,408	$397,471	$12,232,406
_______________

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended September 30, 2023, transfers out of Level 3 into Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Nine Months Ended September 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$7,603,501	$1,019,223	$211,328	$500,023	$264,437	$9,598,512
Purchases of investments, net	2,902,705	1	613	116,612	119,287	3,139,218
Payment-in-kind	38,307	5,323	13,623	48,336	143	105,732
Proceeds from investments, net	(360,665)	—	(3)	(15,043)	(2,313)	(378,024)
Net change in unrealized gain (loss)	36,665	7,070	(845)	5,790	13,099	61,779
Net realized gains (losses)	(4,583)	—	—	484	—	(4,099)
Net amortization/accretion of premium/discount on investments	19,311	849	89	1,206	—	21,455
Transfers between investment types	(2,818)	—	—	—	2,818	—
Transfers into (out of) Level 3(1)	(173,624)	(90,701)	(47,842)	—	—	(312,167)
Fair value, end of period	$10,058,799	$941,765	$176,963	$657,408	$397,471	$12,232,406
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the nine months ended September 30, 2023, transfers out of Level 3 into Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies.

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	As of and for the Nine Months Ended September 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,328,346	$450,477	$2,116	$56,970	$71,705	$2,909,614
Purchases of investments, net	5,109,129	434,636	154,853	409,305	80,059	6,187,982
Payment-in-kind	15,697	3,429	5,510	12,915	61	37,612
Proceeds from investments, net	(299,517)	(39,832)	—	(642)	—	(339,991)
Net change in unrealized gain (loss) on investments	(15,039)	(24,416)	(13,336)	(10,947)	11,213	(52,525)
Net realized gain (loss) on investments	242	—	—	202	—	444
Net amortization/accretion of premium/discount on investments	9,274	514	108	443	—	10,339
Transfers between investment types	—	—	—	(123)	123	—
Transfers into (out of) Level 3(1)	20,910	(32,832)	—	—	—	(11,922)
Fair value, end of period	$7,169,042	$791,976	$149,251	$468,123	$163,161	$8,741,553

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
The below tables present information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2023 on Investments Held at September 30, 2023	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2022 on Investments Held at September 30, 2022
First-lien senior secured debt investments	$2,333	$44,807
Second-lien senior secured debt investments	8,432	1,749
Unsecured debt investments	(4,030)	(6,396)
Preferred equity investments	3,984	11
Common equity investments	5,071	12,267
Total Investments	$15,790	$52,438

($ in thousands)	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2023 on Investments Held at September 30, 2023	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2022 on Investments Held at September 30, 2022
First-lien senior secured debt investments	$36,665	$(15,044)
Second-lien senior secured debt investments	7,070	(24,416)
Unsecured debt investments	(845)	(13,336)
Preferred equity investments	5,790	(10,947)
Common equity investments	13,099	11,527
Total Investments	$61,779	$(52,216)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2023 and December 31, 2022. The weighted average range of unobservable inputs is based on fair

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of September 30, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments(1)	$9,248,853	Yield Analysis	Market Yield	8.4% - 21.1% (12.6%)	Decrease
	787,526	Recent Transaction	Transaction Price	84.9% - 100.0% (98.1%)	Increase
Second-lien senior secured debt investments(1)	$928,243	Yield Analysis	Market Yield	12.1% - 18.3% (14.9%)	Decrease
Unsecured debt investments	$176,936	Yield Analysis	Market Yield	12.9% - 17.5% (14.1%)	Decrease
	27	Market Approach	EBITDA Multiple	12.4x - 12.4x (12.4x)	Increase
Preferred equity investments	$657,408	Yield Analysis	Market Yield	11.4% - 23.6% (14.8%)	Decrease
Common equity investments	$203,172	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	148,411	Market Approach	EBITDA Multiple	6.3x - 36.3x (16.3x)	Increase
	45,879	Market Approach	Revenue Multiple	2.0x - 14.3x (10.3x)	Increase
	9	Market Approach	Gross Profit Multiple	9.9x - 9.9x (9.9x)	Increase

(1) Excludes $22.4 and $13.5 million of first- and second-lien level 3 investments, respectively, valued based on indicative quotes.

	As of December 31, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$7,274,929	Yield Analysis	Market Yield	8.2% - 19.3% (11.9%)	Decrease
	323,358	Recent Transaction	Transaction Price	96.8% - 99.0% (98.0%)	Increase
	5,214	Collateral Analysis	Recovery Rate	51.0% - 51.0% (51.0%)	Increase
Second-lien senior secured debt investments	$862,487	Yield Analysis	Market Yield	11.9% - 25.2% (15.7%)	Decrease
	156,736	Recent Transaction	Transaction Price	98.0% - 98.0% (98.0%)	Increase
Unsecured debt investments	$211,304	Yield Analysis	Market Yield	10.8% - 20.2% (13.1%)	Decrease
	24	Market Approach	EBITDA Multiple	14.3x - 14.3x (14.3x)	Increase
Preferred equity investments	$477,863	Yield Analysis	Market Yield	11.9% - 17.9% (14.6%)	Decrease
	22,157	Recent Transaction	Transaction Price	96.5% - 100.0% (97.5%)	Increase
	3	Market Approach	EBITDA Multiple	11.5x - 11.5x (11.5x)	Increase
Common equity investments	$105,049	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	129,098	Market Approach	EBITDA Multiple	11.0x - 31.6x (15.8x)	Increase
	30,284	Market Approach	Revenue Multiple	1.8x - 16.6x (12.9x)	Increase
	6	Market Approach	Gross Profit Multiple	8.6x - 8.6x (8.6x)	Increase
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

	September 30, 2023		December 31, 2022
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility(3)	$591,651	$591,651	$288,636	$288,636
SPV Asset Facility I	488,762	488,762	437,241	437,241
SPV Asset Facility II	1,710,071	1,710,071	1,528,048	1,528,048
SPV Asset Facility III	550,812	550,812	549,851	549,851
SPV Asset Facility IV	51,192	51,192	460,869	460,869
SPV Asset Facility V	196,571	196,571	—	—
SPV Asset Facility VI	12,922	12,922	—	—
CLO VIII	287,859	287,859	287,946	287,946
CLO XI	258,198	258,198	—	—
CLO XII	258,155	258,155	—	—
March 2025 Notes	496,836	483,750	495,309	485,000
September 2026 Notes	344,980	308,000	344,226	299,250
February 2027 Notes	494,788	453,750	493,735	447,500
September 2027 Notes(4)	592,720	594,920	591,550	597,449
June 2028 Notes	639,804	643,500	—	—
Total Debt	$6,975,321	$6,890,113	$5,477,411	$5,381,790

(1)The carrying values of the Company's Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, SPV Asset Facility V, SPV Asset Facility VI, CLO VIII, CLO XI, CLO XII, March 2025 Notes, September 2026 Notes, February 2027 Notes, September 2027 Notes, and June 2028 Notes are presented net of unamortized debt issuance costs of $11.5 million, $6.2 million, $7.9 million, $4.2 million, $3.8 million, $3.4 million, $7.1 million, $2.1 million, $1.8 million, $1.8 million, $3.2 million, $5.0 million, $5.2 million, $7.3 million, and $10.3 million, respectively.
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
(3)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
(4)Inclusive of change in fair market value of effective hedge.

The below table presents fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	September 30, 2023	December 31, 2022
Level 1	$—	$—
Level 2	2,483,920	1,829,199
Level 3	4,406,193	3,552,591
Total Debt	$6,890,113	$5,381,790

Financial Instruments Not Carried at Fair Value

As of September 30, 2023 and December 31, 2022, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 205% and 193% as of September 30, 2023 and December 31, 2022, respectively.

Debt obligations consisted of the following as of the following periods:

	September 30, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$1,845,000	$603,086	$1,241,914	$591,651
SPV Asset Facility I	525,000	495,000	24,692	488,762
SPV Asset Facility II	1,800,000	1,718,000	82,000	1,710,071
SPV Asset Facility III	750,000	555,000	62,916	550,812
SPV Asset Facility IV	500,000	55,000	270,654	51,192
SPV Asset Facility V	300,000	200,000	33,231	196,571
SPV Asset Facility VI	750,000	20,000	123,020	12,922
CLO VIII	290,000	290,000	—	287,859
CLO XI	260,000	260,000	—	258,198
CLO XII	260,000	260,000	—	258,155
March 2025 Notes	500,000	500,000	—	496,836
September 2026 Notes	350,000	350,000	—	344,980
February 2027 Notes	500,000	500,000	—	494,788
September 2027 Notes	600,000	600,000	—	592,720
June 2028 Notes	650,000	650,000	—	639,804
Total Debt	$9,880,000	$7,056,086	$1,838,427	$6,975,321

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying values of the Company's Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, SPV Asset Facility V, SPV Asset Facility VI, CLO VIII, CLO XI, CLO XII, March 2025 Notes, September 2026 Notes, February 2027 Notes, September 2027 Notes, and June 2028 Notes are presented net of unamortized debt issuance costs of $11.5 million, $6.2 million, $7.9 million, $4.2 million, $3.8 million, $3.4 million, $7.1 million, $2.1 million, $1.8 million, $1.8 million, $3.2 million, $5.0 million, $5.2 million, $7.3 million, and $10.3 million, respectively.
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
(3)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.

The below table represents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Interest expense	$122,244	$58,806	$317,732	$106,218
Amortization of debt issuance costs	4,596	2,967	12,727	7,036
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items(1)	502	—	1,029	—
Total Interest Expense	$127,342	$61,773	$331,488	$113,254
Average interest rate	7.2%	4.6%	6.8%	4.2%
Average daily borrowings	$6,636,362	$4,989,751	$6,150,468	$3,328,010

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

The maximum principal amount of the Revolving Credit Facility is $1.845 billion (increased from $1.550 billion to $1.775 billion on September 22, 2022, increased from $1.775 billion to $1.795 billion on October 5, 2022 and subsequently increased from $1.795 billion to $1.845 billion on November 22, 2022), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $2.325 billion through the Company’s exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
SPV Asset Facility II

On October 5, 2021 (the "SPV Asset Facility II Closing Date"), Core Income Funding II LLC (“Core Income Funding II”), a Delaware limited liability company and our newly formed subsidiary entered into a loan and financing and servicing agreement (as amended through the date hereof, the “SPV Asset Facility II”), with Core Income Funding II, as borrower, us, as equityholder and service provider, the lenders from time to time parties thereto (the "SPV Asset Facility II Lenders"), Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as collateral agent, and Alter Domus (US) LLC as collateral custodian. The following describes the terms of the SPV Asset Facility II as amended through August 1, 2022 (the "SPV Asset Facility II Sixth Amendment Date").

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

SPV Asset Facility VI

On August 29, 2023 (the “SPV Asset Facility VI Closing Date”), Core Income Funding VI LLC (“Core Income Funding VI”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Credit Agreement (the “SPV Asset Facility VI”), with Core Income Funding VI LLC, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility VI Lenders”), The Bank of Nova Scotia, as Administrative Agent, State Street Bank and Trust Company as Collateral Agent and Alter Domus (US) LLC as Document Custodian.

From time to time, the Company expects to sell and contribute certain investments to Core Income Funding VI pursuant to a Sale and Contribution Agreement by and between the Company and Core Income Funding VI. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility VI will be used to finance the origination and acquisition of eligible assets by Core Income Funding VI, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Core Income Funding VI through its ownership of Core Income Funding VI. The maximum principal amount of the SPV Asset Facility VI is $750 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of Core Income Funding VI’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

The SPV Asset Facility VI provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility VI for a period of up to two years after the SPV Asset Facility VI Closing Date unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility VI (the “SPV Asset Facility VI Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility VI will mature on August 29, 2032 (the “SPV Asset Facility VI Stated Maturity”). Prior to the SPV Asset Facility VI Stated Maturity, proceeds received by Core Income Funding VI from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility VI Stated Maturity, Core Income Funding VI must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

Amounts drawn bear interest at Term SOFR plus an applicable margin that ranges from 1.85% to 2.85% depending on a ratio of broadly syndicated loans to middle market loans in the collateral during the SPV Asset Facility VI Reinvestment Period. From the SPV Asset Facility VI Closing Date to the SPV Asset Facility VI Commitment Termination Date, there is a commitment fee that steps up during the year after the SPV Asset Facility VI Closing Date from 0.00% to 0.55% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility VI. The SPV Asset Facility VI contains customary covenants, including certain financial maintenance covenants, limitations on the activities of Core Income Funding VI, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility VI is secured by a perfected first priority security interest in the assets of Core Income Funding VI and on any payments received by Core Income Funding VI in respect of those assets. Assets pledged to the Lenders will not be available to pay the debts of the Company.

Borrowings of Core Income Funding VI are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

CLO VIII

On October 21, 2022 (the “CLO VIII Closing Date”), the Company completed a $391.675 million term debt securitization transaction (the “CLO VIII Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO VIII Transaction and the secured loan borrowed in the CLO VIII Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary CLO VIII, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO VIII Issuer”) and are backed by a portfolio of

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO VIII Issuer.

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

As part of the CLO VIII Transaction, the Company entered into a loan sale agreement with the CLO VIII Issuer dated as of the CLO VIII Closing Date, which provided for the sale and contribution of approximately $143.098 million funded par amount of middle market loans from the Company to the CLO VIII Issuer on the CLO VIII Closing Date and for future sales from the Company to the CLO VIII Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO VIII Debt. The remainder of the initial portfolio assets securing the CLO VIII Debt consisted of approximately $113.025 million funded par amount of middle market loans purchased by the CLO VIII Issuer from Core Income Funding I LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO VIII Closing Date between the CLO VIII Issuer and Core Income Funding I LLC. No gain or loss was recognized as a result of these sales and contributions. The Company and Core Income Funding I LLC each made customary representations, warranties, and covenants to the CLO VIII Issuer under the applicable loan sale agreement.

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

As part of the CLO XI Transaction, the Company entered into a loan sale agreement with the CLO XI Issuer dated as of the CLO XI Closing Date, which provided for the contribution of approximately $96.4 million funded par amount of middle market loans from the Company to the CLO XI Issuer on the CLO XI Closing Date and for future sales from the Company to the CLO XI Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XI Debt. The remainder of the initial portfolio assets securing the CLO XI Debt consisted of approximately $260.6 million funded par amount of middle market loans purchased by the CLO XI Issuer from Core Income Funding IV LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO XI Closing Date between the CLO XI Issuer and Core Income Funding IV LLC (the “Core Income Funding IV Loan Sale Agreement”). No gain or loss was recognized as a result of these sales and contributions. The Company and Core Income Funding IV LLC each made customary representations, warranties, and covenants to the CLO XI Issuer under the applicable loan sale agreement.

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
CLO XII

On July 18, 2023 (the “CLO XII Closing Date”), the Company completed a $396.5 million term debt securitization transaction (the “CLO XII Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO XII Transaction and the secured loan borrowed in the CLO XII Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Owl Rock CLO XII, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XII Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO XII Issuer.

The CLO XII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO XII Closing Date (the “CLO XII Indenture”), by and among the CLO XII Issuer and State Street Bank and Trust Company: (i) $90 million of AAA(sf) Class A-1A Notes, which bear interest at three-month term SOFR plus 2.55%, (ii) $22 million of AAA(sf) Class A-1B Notes, which bear interest at 6.37%, (iii) $8 million of AAA(sf) Class A-2 Notes, which bear interest at three-month term SOFR plus 3.10% and (iv) $24 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.55% (together, the “CLO XII Secured Notes”) and (B) the borrowing by the CLO XII Issuer of $116 million under floating rate Class A-1L loans (the “CLO XII Class A-1L Loans” and together with the CLO XII Secured Notes, the “CLO XII Debt”). The CLO XII Class A-1L Loans bear interest at three-month term SOFR plus 2.55%. The CLO XII Class A-1L Loans were borrowed under a credit agreement (the “CLO XII Class A-1L Credit Agreement”), dated as of the CLO XII Closing Date, by and among the CLO XII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XII Debt is secured by middle market loans, participation interests in middle market loans and other assets of the CLO XII Issuer. The CLO XII Debt is scheduled to mature on July 20, 2034. The CLO XII Secured Notes were privately placed by BofA Securities, Inc. as Initial Purchaser.

Concurrently with the issuance of the CLO XII Secured Notes and the borrowing under the CLO XII Class A-1L Loans, the CLO XII Issuer issued approximately $136.5 million of subordinated securities in the form of 136,500 preferred shares at an issue price of U.S. $1,000 per share (the “CLO XII Preferred Shares”). The CLO XII Preferred Shares were issued by the CLO XII Issuer as part of its issued share capital and are not secured by the collateral securing the CLO XII Debt. The Company purchased all of the CLO XII Preferred Shares. The Company acts as retention holder in connection with the CLO XII Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO XII Preferred Shares.

As part of the CLO XII Transaction, the Company entered into a loan sale agreement with the CLO XII Issuer dated as of the CLO XII Closing Date (the “CLO XII OCIC Loan Sale Agreement”), which provided for the contribution of approximately $77.963 million funded par amount of middle market loans from the Company to the CLO XII Issuer on the CLO XII Closing Date and for future sales from the Company to the CLO XII Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XII Debt. The remainder of the initial portfolio assets securing the CLO XII Debt consisted of approximately $295.704 million funded par amount of middle market loans purchased by the CLO XII Issuer from Core Income Funding III LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO XII Closing Date between the CLO XII Issuer and Core Income Funding III LLC (the “CLO XII Core Income Funding III Loan Sale Agreement”). No gain or loss was recognized as a result of these sales and contributions. The Company and Core Income Funding III LLC each made customary representations, warranties, and covenants to the CLO XII Issuer under the applicable loan sale agreement.

Through July 20, 2026, a portion of the proceeds received by the CLO XII Issuer from the loans securing the CLO XII Debt may be used by the CLO XII Issuer to purchase additional middle market loans under the direction of the Adviser in its capacity as collateral manager for the CLO XII Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.

The CLO XII Debt is the secured obligation of the CLO XII Issuer, and the CLO XII Indenture and CLO XII Class A-1L Credit Agreement each include customary covenants and events of default. The CLO XII Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.

The Adviser will serve as collateral manager for the CLO XII Issuer under a collateral management agreement dated as of the CLO XII Closing Date (the “Collateral Management Agreement”). The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Amended and Restated Investment Advisory

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Agreement, dated May 18, 2021, between the Adviser and the Company will be offset by the amount of the collateral management fee attributable to the CLO XII Issuer’s equity or notes owned by the Company.

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

September 2026 Notes

On September 23, 2021, the Company issued $350 million aggregate principal amount of 3.125% notes due 2026 (the notes initially issued on September 23, 2021, together with the registered notes issued in the exchange offer described below, the “September 2026 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. When initially issued, the September 2026 Notes were not registered under the Securities Act and could not be offered or sold in the United States absent registration or an applicable exemption from registration.

The September 2026 Notes were issued pursuant to the Base Indenture and the First Supplemental Indenture (together, the “September 2026 Indenture”). The September 2026 Notes will mature on September 23, 2026 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the September 2026 Indenture. The September 2026 Notes initially bear interest at a rate of 3.125% per year payable semi-annually on March 23 and September 23 of each year, commencing on March 23, 2022. Concurrent with the issuance of the September 2026 Notes, the Company entered into a Registration Rights Agreement (the "September 2026 Registration Rights Agreement") for the benefit of the purchasers of the September 2026 Notes. Pursuant to the terms of the September 2026 Registration Rights Agreement, the Company filed a registration statement with the SEC and, on July 25, 2022, commenced an offer to exchange the notes initially issued on September 23, 2021 for newly issued registered notes with substantially similar terms, which expired on August 23, 2022 and was completed promptly thereafter.

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

February 2027 Notes

On February 8, 2022, the Company issued $500 million aggregate principal amount of 4.70% notes due 2027 (the notes initially issued on February 8, 2022, together with the registered notes issued in the exchange offer described below, the “February 2027 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. When initially issued, the February 2027 Notes were not registered under the Securities Act and could not be offered or sold in the United States absent registration or an applicable exemption from registration.

The February 2027 Notes were issued pursuant to the Base Indenture and the Second Supplemental Indenture (together, the “February 2027 Indenture”). The February 2027 Notes will mature on February 8, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the February 2027 Indenture. The February 2027 Notes initially bear interest at a rate of 4.70% per year payable semi-annually on February 8 and August 8 of each year, commencing on August 8, 2022. Concurrent with the issuance of the February 2027 Notes the Company entered into a Registration Rights Agreement (the “February 2027 Registration Rights Agreement”) for the benefit of the purchasers of the February 2027 Notes. Pursuant to the terms of the February 2027 Registration Rights Agreement the Company filed a registration statement with the SEC and, on July 25, 2022, commenced an offer to exchange the notes initially issued on February 8, 2022 for newly issued registered notes with substantially similar terms, which expired on August 23, 2022 and was completed promptly thereafter.

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

March 2025 Notes

On March 29, 2022, the Company issued $500 million aggregate principal amount of its 5.500% notes due 2025 (the notes initially issued on March 29, 2022, together with the registered notes issued in the exchange offer described below, the “March 2025 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale by the Initial Purchasers to persons they reasonably believe to be qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. When initially issued, the March 2025 Notes were not registered under the Securities Act and could not be offered or sold in the United States absent registration or an applicable exemption from registration.

The March 2025 Notes were issued pursuant to the Base Indenture and the Third Supplemental Indenture (together, the “March 2025 Indenture”). The March 2025 Notes will mature on March 21, 2025 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the March 2025 Indenture. The March 2025 Notes bear interest at a rate of 5.500% per year payable semi-annually on March 21 and September 21 of each year, commencing on September 21, 2022. Concurrent with the issuance of the March 2025 Notes, the Company In connection with the offering, the Company entered into a Registration Rights Agreement, dated as of March 29, 2022 (the “March 2025 Registration Rights Agreement”), for the benefit of the purchasers of the March 2025 Notes. Pursuant to the terms of the March 2025 Registration Rights Agreement, the Company

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
filed a registration statement with the SEC and, on July 25, 2022, commenced an offer to exchange the notes initially issued on March 29, 2022 for newly issued registered notes with substantially similar terms, which expired on August 23, 2022 and was completed promptly thereafter.

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

September 2027 Notes

On September 16, 2022, the Company issued $600 million aggregate principal amount of 7.750% notes due 2027 (the notes initially issued on September 16, 2022, together with the registered notes issued in the exchange offer described below, the “September 2027 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. When initially issued, the September 2027 Notes were not registered under the Securities Act and could not be offered or sold in the United States absent registration or an applicable exemption from registration.

The September 2027 Notes were issued pursuant to the Base Indenture and the Fourth Supplemental Indenture (together, the “September 2027 Indenture”). The September 2027 Notes will mature on September 16, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the September 2027 Indenture. The September 2027 Notes bear interest at a rate of 7.750% per year payable semi-annually on March 16 and September 16 of each year, commencing on March 16, 2023. Concurrent with the issuance of the September 2027 Notes, the Company entered into a Registration Rights Agreement (the “September 2027 Registration Rights Agreement”) for the benefit of the purchasers of the September 2027 Notes. Pursuant to the terms of the September 2027 Registration Rights Agreement, the Company filed a registration statement with the SEC and, on July 24, 2023, commenced an offer to exchange the notes initially issued on September 16, 2022 for newly issued registered notes with substantially similar terms, which expired on August 23, 2023 and was completed promptly thereafter.

The September 2027 Notes are the Company’s direct, general unsecured obligations and rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the September 2027 Notes. The September 2027 Notes rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior to the September 2027 Notes. The September 2027 Notes rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The September 2027 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

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

In connection with the issuance of the September 2027 Notes, on October 18, 2022 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $600.0 million. The Company will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.84%. The interest rate swaps mature on September 16, 2027. For the three months ended September 30, 2023, the Company made a periodic payment of $4.2 million. For the nine months ended September 30, 2023, the Company made periodic payments of $4.9 million. The interest expense related to the September 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of September 30, 2023, the interest rate swap had a fair value of $(11.0) million ($(0.6) million net of the present value of the cash flows of the September 2027 Notes). As of December 31, 2022, the interest rate swap had a fair value of $4.0 million ($0.4 million net of the present value of the cash flows of the September 2027 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

June 2028 Notes

On June 13, 2023, the Company issued $500 million aggregate principal amount of its 7.950% notes due 2028 and on July 14, 2023, the Company issued an additional $150 million aggregate principal amount of its 7.950% notes due 2028 (together, the “June 2028 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The June 2028 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

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

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. The Company had the following outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	September 30, 2023	December 31, 2022
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$9,788	$45,000
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	9,909	43,432
Abacus Life, Inc.	First lien senior secured delayed draw term loan	9,375	—
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	—	186
ACR Group Borrower, LLC	First lien senior secured revolving loan	337	537
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	352	—
AmeriLife Holdings LLC	First lien senior secured revolving loan	13,561	16,273
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	10,848	10,849
Anaplan, Inc.	First lien senior secured revolving loan	16,528	16,528
Apex Service Partners, LLC	First lien senior secured revolving loan	1,725	1,725
Appfire Technologies, LLC	First lien senior secured revolving loan	1,633	1,539
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	11,285	16,366
Aramsco, Inc.	First lien senior secured revolving loan	2,151	—
Aramsco, Inc.	First lien senior secured delayed draw term loan	223	—
Armstrong Bidco Ltd. (dba The Access Group)	First lien senior secured delayed draw term loan	—	3,734
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	5,106	5,106
Associations, Inc.	First lien senior secured revolving loan	4,829	4,829
Associations, Inc.	First lien senior secured delayed draw term loan	13,544	56,283
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	—	3,631
Avalara, Inc.	First lien senior secured revolving loan	7,045	7,045
Adenza Group, Inc.	First lien senior secured delayed draw term loan	—	2,145
Adenza Group, Inc.	First lien senior secured revolving loan	2,591	2,591
AWP Group Holdings, Inc.	First lien senior secured delayed draw term loan	7,024	—

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	September 30, 2023	December 31, 2022
AWP Group Holdings, Inc.	First lien senior secured revolving loan	3,454	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	20,128	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	15,096	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,274	1,062
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	24,595	31,034
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	3,931	4,655
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	161	161
BELMONT BUYER, INC. (dba Valenz)	First lien senior secured delayed draw term loan	7,980	—
BELMONT BUYER, INC. (dba Valenz)	First lien senior secured revolving loan	6,650	—
Brightway Holdings, LLC	First lien senior secured revolving loan	1,053	2,105
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	581	917
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	1,157	1,157
Canadian Hospital Specialties Ltd.	First lien senior secured delayed draw term loan	—	637
Canadian Hospital Specialties Ltd.	First lien senior secured revolving loan	146	248
Certinia, Inc.	First lien senior secured revolving loan	4,412	—
CivicPlus, LLC	First lien senior secured revolving loan	2,064	2,245
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	3,750	3,750
Community Brands ParentCo, LLC	First lien senior secured revolving loan	1,875	1,875
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	14,183	14,183
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	14,183	14,183
Coupa Holdings, LLC	First lien senior secured revolving loan	1,664	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	2,174	—
CPM Holdings, Inc.	First lien senior secured revolving loan	5,000	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	—	5,712
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	9,963	9,963
Dermatology Intermediate Holdings III, Inc.	First lien senior secured delayed draw term loan	—	278
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	—	9,553
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	—
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	—	3,199

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	September 30, 2023	December 31, 2022
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	2,710	1,955
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	9,667	3,867
Entrata, Inc.	First lien senior secured revolving loan	513	—
EOS U.S. Finco LLC	First lien senior secured delayed draw term loan	10,112	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	200	200
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	676	676
Finastra USA, Inc.	First lien senior secured revolving loan	13,473	—
Formerra, LLC	First lien senior secured delayed draw term loan	54	211
Formerra, LLC	First lien senior secured revolving loan	479	526
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	—	191
Fortis Solutions Group, LLC	First lien senior secured revolving loan	6,747	5,848
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	—	31,894
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,182	3,182
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	791	791
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	4,274	—
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured delayed draw term loan	14,090	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	7,600	7,600
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,004	1,506
Global Music Rights, LLC	First lien senior secured revolving loan	7,500	7,500
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured delayed draw term loan	—	870
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	577	88
Granicus, Inc.	First lien senior secured revolving loan	87	107
Grayshift, LLC	First lien senior secured revolving loan	2,419	2,419
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	90	86
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	7,059	9,811
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	8,745	6,996
Home Service TopCo IV, Inc.	First lien senior secured revolving loan	3,359	—
Home Service TopCo IV, Inc.	First lien senior secured delayed draw term loan	8,397	—
Hyland Software, Inc.	First lien senior secured revolving loan	6,978	—

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	September 30, 2023	December 31, 2022
Hyperion Refinance S.a.r.l (dba Howden Group)	First lien senior secured delayed draw term loan	—	92,823
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	—	732
Ideal Image Development, LLC	First lien senior secured revolving loan	—	915
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	6,164	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	3,613	2,168
IMO Investor Holdings, Inc.	First lien senior secured delayed draw term loan	3,623	4,963
IMO Investor Holdings, Inc.	First lien senior secured revolving loan	2,085	2,010
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	—	31,750
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	10,583	10,583
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	5,450	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	23,574	—
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	12,716	—
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	5,934	—
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	74	83
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured delayed draw term loan	—	18,414
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured delayed draw term loan	4,343	8,048
Intelerad Medical Systems Incorporated	First lien senior secured revolving loan	621	1
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	4,213	1,739
Kaseya Inc.	First lien senior secured delayed draw term loan	4,077	4,342
Kaseya Inc.	First lien senior secured revolving loan	3,256	4,342
KBP Brands, LLC	First lien senior secured delayed draw term loan	743	743
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	5,486	16,625
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	12,134	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	10,944	—
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	1,539	3,415
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured delayed draw term loan	6,360	8,748
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	10,127	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured delayed draw term loan	14,606	—
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	—	9,559

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	September 30, 2023	December 31, 2022
Lignetics Investment Corp.	First lien senior secured revolving loan	382	4,588
ManTech International Corporation	First lien senior secured delayed draw term loan	2,164	3,360
ManTech International Corporation	First lien senior secured revolving loan	1,806	1,806
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	21,702	28,401
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	8,038	8,038
Medline Borrower, LP	First lien senior secured revolving loan	2,020	2,020
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	1,643	3,071
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,765	1,765
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	13,282	15,819
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	2,610	2,373
Mitnick Corporate Purchaser, Inc.	First lien senior secured revolving loan	9,375	8,713
Natural Partners, LLC	First lien senior secured revolving loan	5,063	5,063
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	4,118	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	—	1,039
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	3,521	3,521
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	4,930	4,401
OAC Holdings I Corp. (dba Omega Holdings)	First lien senior secured revolving loan	2,572	1,139
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	4,369	5,222
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	8,469	8,469
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3,302	3,302
Omnia Partners, LLC	First lien senior secured delayed draw term loan	172	—
OneOncology LLC	First lien senior secured revolving loan	14,269	—
OneOncology LLC	First lien senior secured delayed draw term loan	26,754	—
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	10,148	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	17,905	17,906
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	88	70
PCF Holdco, LLC (dba PCF Insurance Services)	Series A Preferred Units	6,798	—
Pediatric Associates Holding Company, LLC	First lien senior secured delayed draw term loan	—	1,776

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	September 30, 2023	December 31, 2022
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	—	8,891
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	2,570	2,570
Ping Identity Holding Corp.	First lien senior secured revolving loan	2,182	2,182
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured delayed draw term loan	28,553	28,553
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured revolving loan	9,790	12,237
Pluralsight, LLC	First lien senior secured revolving loan	146	196
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	11,854	8,653
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	—	19,248
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	10,076	—
QAD, Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	355	236
Relativity ODA LLC	First lien senior secured revolving loan	435	435
Sailpoint Technologies Holdings, Inc.	First lien senior secured revolving loan	5,718	5,718
Securonix, Inc.	First lien senior secured revolving loan	5,339	5,339
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	12,275	—
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	11,770	16,049
Smarsh Inc.	First lien senior secured delayed draw term loan	10,381	10,381
Smarsh Inc.	First lien senior secured revolving loan	830	5,190
Sonny's Enterprises, LLC	First lien senior secured revolving loan	25,158	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	26,532	—
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	—	315
Southern Air & Heat Holdings, LLC	First lien senior secured revolving loan	259	203
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	28,750	—
Spotless Brands, LLC	First lien senior secured revolving loan	1,461	1,461
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured delayed draw term loan	12,267	—
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured revolving loan	6,133	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	1,953	3,626
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	—	13,947
Tahoe Finco, LLC	First lien senior secured revolving loan	6,279	6,279

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	September 30, 2023	December 31, 2022
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	4,455	4,388
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,768	7,768
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured delayed draw term loan	—	10,317
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	3,198	4,746
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	11,699	12,555
The Shade Store, LLC	First lien senior secured revolving loan	3,818	4,909
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	112	470
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	—	1,306
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	—	10,000
Troon Golf, L.L.C.	First lien senior secured revolving loan	7,207	7,207
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	2,000	1,475
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	—	3,045
Unified Women's Healthcare, LP	First lien senior secured revolving loan	6,259	8,120
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	1,096
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	106	113
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	267	—
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
Zendesk, Inc.	First lien senior secured delayed draw term loan	30,080	30,080
Zendesk, Inc.	First lien senior secured revolving loan	12,386	12,386
Total Unfunded Portfolio Company Commitments		$1,045,971	$1,067,317

As of September 30, 2023, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $2.1 million for the period from April 22, 2020 (Inception) to September 30, 2023, of which $2.1 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered. The Adviser is responsible for the payment of the Company’s organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by the Company.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2023, management was not aware of any pending or threatened litigation.

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
The following table summarizes transactions with respect to shares of the Company’s common stock during the following periods:

	For the Three Months Ended September 30, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	35,007,017	$329,144	5,425,168	$50,663	53,848,440	$503,958	94,280,625	$883,765
Shares/gross proceeds from the private placements	—	—	—	—	3,253,834	30,412	3,253,834	30,412
Share Transfers between classes	—	—	—	—	—	—	—	—
Reinvestment of distributions	2,292,217	21,384	664,198	6,202	4,268,507	39,933	7,224,922	67,519
Repurchased shares	(1,573,405)	(14,790)	(1,379,185)	(12,978)	(8,074,185)	(76,140)	(11,026,775)	(103,908)
Total shares/gross proceeds	35,725,829	335,738	4,710,181	43,887	53,296,596	498,163	93,732,606	877,788
Sales load	—	(2,621)	—	—	—	—	—	(2,621)
Total shares/net proceeds	35,725,829	$333,117	4,710,181	$43,887	53,296,596	$498,163	93,732,606	$875,167

	For the Three Months Ended September 30, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	25,525,944	$231,220	5,608,407	$50,343	53,594,346	$483,022	84,728,697	$764,585
Shares/gross proceeds from the private placements	—	—	—	—	3,573,813	32,219	3,573,813	32,219
Reinvestment of distributions	1,037,935	9,333	339,854	3,060	1,922,051	17,350	3,299,840	29,743
Repurchased shares	(975,399)	(8,769)	(125,759)	(1,132)	(3,660,100)	(32,978)	(4,761,258)	(42,878)
Total shares/gross proceeds	25,588,480	231,784	5,822,502	52,271	55,430,110	499,613	86,841,092	783,669
Sales load	—	(2,215)	—	—	—	—	—	(2,215)
Total shares/net proceeds	25,588,480	$229,569	5,822,502	$52,271	55,430,110	$499,613	86,841,092	$781,454

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	For the Nine Months Ended September 30, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	80,662,197	$752,341	16,501,836	$152,821	140,706,099	$1,304,023	237,870,132	$2,209,185
Shares/gross proceeds from the private placements	—	—	—	—	7,594,982	70,448	7,594,982	70,448
Share Transfers between classes	(230,952)	(2,127)	—	—	230,202	2,127	(750)	—
Reinvestment of distributions	5,966,108	55,159	1,804,722	16,698	11,009,979	102,088	18,780,809	173,945
Repurchased shares	(5,687,039)	(52,800)	(3,240,174)	(30,240)	(20,384,678)	(190,235)	(29,311,891)	(273,275)
Total shares/gross proceeds	80,710,314	752,573	15,066,384	139,279	139,156,584	1,288,451	234,933,282	2,180,303
Sales load	—	(6,319)	—	(144)	—	—	—	(6,463)
Total shares/net proceeds	80,710,314	$746,254	15,066,384	$139,135	139,156,584	$1,288,451	234,933,282	$2,173,840

	For the Nine Months Ended September 30, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	119,271,531	$1,104,545	25,925,981	$238,937	199,692,008	$1,834,660	344,889,520	$3,178,142
Shares/gross proceeds from the private placements	—	—	—	—	12,152,271	111,484	12,152,271	111,484
Reinvestment of distributions	2,112,563	19,227	758,555	6,921	3,721,296	33,943	6,592,414	60,091
Repurchased shares	(2,571,103)	(23,135)	(283,888)	(2,546)	(7,567,237)	(68,370)	(10,422,228)	(94,051)
Total shares/gross proceeds	118,812,991	1,100,637	26,400,648	243,312	207,998,338	1,911,717	353,211,977	3,255,666
Sales load	—	(9,288)	—	(446)	—	—	—	(9,734)
Total shares/net proceeds	118,812,991	$1,091,349	26,400,648	$242,866	207,998,338	$1,911,717	353,211,977	$3,245,932

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
April 1, 2022	$9.24	$0.32	$9.56
May 1, 2022	$9.23	$0.32	$9.55
June 1, 2022	$9.02	$0.32	$9.34
July 1, 2022	$8.84	$0.31	$9.15
August 1, 2022	$9.02	$0.32	$9.34
September 1, 2022	$9.09	$0.32	$9.41
January 1, 2023	$9.06	$0.32	$9.38
February 1, 2023	$9.24	$0.32	$9.56
March 1, 2023	$9.23	$0.32	$9.55
April 1, 2023	$9.21	$0.32	$9.53
May 1, 2023	$9.21	$0.32	$9.53
June 1, 2023	$9.18	$0.32	$9.50
July 1, 2023	$9.28	$0.32	$9.60
August 1, 2023	$9.33	$0.33	$9.66
September 1, 2023	$9.37	$0.33	$9.70

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2022	$9.34	$0.14	$9.48
February 1, 2022	$9.33	$0.14	$9.47
March 1, 2022	$9.27	$0.14	$9.41
April 1, 2022	$9.25	$0.14	$9.39
May 1, 2022	$9.24	$0.14	$9.38
June 1, 2022	$9.04	$0.14	$9.18
July 1, 2022	$8.86	$0.13	$8.99
August 1, 2022	$9.04	$0.14	$9.18
September 1, 2022	$9.09	$0.14	$9.23
January 1, 2023	$9.07	$0.14	$9.21
February 1, 2023	$9.25	$0.14	$9.39
March 1, 2023	$9.24	$0.14	$9.38
April 1, 2023	$9.22	$0.14	$9.36
May 1, 2023	$9.22	$0.14	$9.36
June 1, 2023	$9.19	$0.14	$9.33
July 1, 2023	$9.29	$0.14	$9.43
August 1, 2023	$9.34	$0.14	$9.48
September 1, 2023	$9.38	$0.14	$9.52

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2022	$9.34	$—	$9.34
February 1, 2022	$9.34	$—	$9.34
March 1, 2022	$9.28	$—	$9.28
April 1, 2022	$9.26	$—	$9.26
May 1, 2022	$9.25	$—	$9.25
June 1, 2022	$9.05	$—	$9.05
July 1, 2022	$8.88	$—	$8.88
August 1, 2022	$9.06	$—	$9.06
September 1, 2022	$9.11	$—	$9.11
January 1, 2023	$9.08	$—	$9.08
February 1, 2023	$9.26	$—	$9.26
March 1, 2023	$9.26	$—	$9.26
April 1, 2023	$9.24	$—	$9.24
May 1, 2023	$9.24	$—	$9.24
June 1, 2023	$9.21	$—	$9.21
July 1, 2023	$9.31	$—	$9.31
August 1, 2023	$9.36	$—	$9.36
September 1, 2023	$9.39	$—	$9.39

Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were recorded during the following periods:

Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
December 5, 2022	January 31, 2023	February 24, 2023	$0.08765	$16,523	$4,296	$30,667
February 10, 2023	February 28, 2023	March 23, 2023	0.06765	12,882	3,372	24,319
February 10, 2023	March 31, 2023	April 26, 2023	0.06765	13,027	3,550	24,938
February 10, 2023	April 30, 2023	May 22, 2023	0.08765	18,233	4,956	33,691
May 9, 2023	May 31, 2023	June 26, 2023	0.06765	14,183	3,884	27,515
May 9, 2023	June 30, 2023	July 26, 2023	0.06765	14,804	3,894	28,323
May 9, 2023	July 31, 2023	August 22, 2023	0.08765	20,574	5,252	38,233
August 21, 2023	August 31, 2023	September 26, 2023	0.07010	16,878	4,262	31,886
August 21, 2023	September 30, 2023	October 26, 2023	0.07010	17,637	4,358	33,085
		Total	$0.67375	$144,741	$37,824	$272,657

(1)Distributions per share are gross of shareholder servicing fees.

The following table presents cash distributions per share that were recorded during the following periods:

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 2, 2021	January 31, 2022	February 23, 2022	$0.05580	$3,798	$1,094	$6,348
November 2, 2021	February 28, 2022	March 24, 2022	0.05580	4,593	1,367	7,312
November 2, 2021	March 31, 2022	April 25, 2022	0.05580	5,334	1,673	8,860
February 23, 2022	April 30, 2022	May 24, 2022	0.05580	6,147	1,767	10,893
February 23, 2022	May 31, 2022	June 23, 2022	0.05580	6,896	2,003	12,307
February 23, 2022	June 30, 2022	July 26, 2022	0.05580	7,613	2,110	13,541
May 3, 2022	July 31, 2022	August 24, 2022	0.06038	8,877	2,445	15,923
May 3, 2022	August 31, 2022	September 26, 2022	0.06038	9,247	2,505	16,982
May 3, 2022	September 30, 2022	October 26, 2022	0.06643	10,779	2,902	19,803
		Total	$0.52199	$63,284	$17,866	$111,969

(1)Distributions per share are gross of shareholder servicing fees.

The Company has adopted a distribution reinvestment plan pursuant to which shareholders (except for residents of Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Oklahoma, Oregon, Vermont and Washington and clients of participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of the Company’s same class of common stock to which the distribution relates unless they elect to receive their distributions in cash. The Company expects to use newly issued shares to implement the distribution reinvestment plan. The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from the Adviser, which is subject to recoupment. In no event, however, will funds be advanced or borrowed for the purpose of distributions, if the amount of such distributions would exceed the Company’s accrued and received revenues for the previous four quarters, less paid and accrued operating expenses with respect to such revenues and costs. Through September 30, 2023, pursuant to the Expense Support Agreement which was terminated by the Adviser on March 7, 2023, a portion of the Company’s distributions resulted from expense support from the Adviser which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement was to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all. Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the following periods:

	For the Nine Months Ended September 30, 2023
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.67375	$455,222	100.0%
Total	$0.67375	$455,222	100.0%

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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
February 25, 2022	S	March 31, 2022	$6,001	$9.24	649,420
February 25, 2022	D	March 31, 2022	$304	$9.25	32,853
February 25, 2022	I	March 31, 2022	$16,978	$9.26	1,833,520
May 25, 2022	S	June 30, 2022	$8,365	$8.84	946,284
May 25, 2022	D	June 30, 2022	$1,110	$8.86	125,276
May 25, 2022	I	June 30, 2022	$18,414	$8.88	2,073,617
August 25, 2022	S	September 30, 2022	$8,769	$8.99	975,399
August 25, 2022	D	September 30, 2022	$1,132	$9.00	125,759
August 25, 2022	I	September 30, 2022	$33,853	$9.01	3,757,292
February 28, 2023	S	March 31, 2023	$21,643	$9.21	2,349,994
February 28, 2023	D	March 31, 2023	$3,453	$9.22	374,566
February 28, 2023	I	March 31, 2023	$68,023	$9.24	7,361,842
May 31, 2023	S	June 30, 2023	$16,367	$9.28	1,763,641
May 31, 2023	D	June 30, 2023	$13,809	$9.29	1,486,423
May 31, 2023	I	June 30, 2023	$46,072	$9.31	4,948,651
August 24, 2023	S	September 30, 2023	$14,790	$9.40	1,573,405
August 24, 2023	D	September 30, 2023	$12,978	$9.41	1,379,185
August 24, 2023	I	September 30, 2023	$76,140	$9.43	8,074,185

Note 9. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per common share for the following periods:

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	For the Three Months Ended September 30,
	2023			2022
($ in thousands, except per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Increase (decrease) in net assets resulting from operations	$89,934	$21,281	$154,194	$51,124	$13,457	$88,290
Weighted average shares of common stock outstanding—basic and diluted	266,167,781	62,982,453	456,349,592	171,779,747	43,183,930	280,852,155
Earnings (loss) per common share—basic and diluted	$0.34	$0.34	$0.34	$0.30	$0.31	$0.31

	For the Nine Months Ended September 30, 2023
	2023			2022
($ in thousands, except per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Increase (decrease) in net assets resulting from operations	$233,584	$57,320	$402,694	$20,523	$6,459	$45,734
Weighted average shares of common stock outstanding—basic and diluted	236,530,998	58,042,790	407,774,285	134,859,276	35,082,254	211,931,540
Earnings (loss) per common share—basic and diluted	$0.99	$0.99	$0.99	$0.15	$0.18	$0.22

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

For the three and nine months ended September 30, 2023, the Company recorded U.S. federal excise tax expense of $1.0 million and $2.5 million, respectively. For the three and nine months ended September 30, 2022, the Company recorded U.S. federal excise tax expense of approximately $4 thousand.

Taxable Subsidiaries

Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2023 the Company recorded a net tax benefit of approximately $1 thousand and $3 thousand for taxable subsidiaries. For the three and nine months ended September 30, 2022, the Company did not record a net-tax benefit (provision).

The Company recorded net deferred tax asset of $2 thousand as of September 30, 2023 for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests. The Company did not record a net deferred tax asset (liability) for tax subsidiaries as of December 31, 2022.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the following periods:

	For the Nine Months Ended September 30,
	2023			2022
($ in thousands, except share and per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Per share data:
Net asset value, at beginning of period	$9.06	$9.07	$9.08	$9.33	$9.33	$9.34
Results of operations:
Net investment income (loss)(1)	0.78	0.82	0.84	0.53	0.57	0.59
Net realized and unrealized gain (loss)(2)	0.17	0.17	0.18	(0.35)	(0.38)	(0.40)
Net increase (decrease) in net assets resulting from operations	$0.95	$0.99	$1.02	$0.18	$0.19	$0.19
Shareholder distributions:
Distributions from net investment income(3)	(0.61)	(0.65)	(0.67)	(0.52)	(0.52)	(0.52)
Distributions from realized gains(3)	—	—	—	—	—	—
Distributions in excess of net investment income(3)	—	—	—	—	—	—
Net decrease in net assets from shareholders' distributions	$(0.61)	$(0.65)	$(0.67)	$(0.52)	$(0.52)	$(0.52)
Total increase (decrease) in net assets	0.34	0.34	0.35	(0.34)	(0.33)	(0.33)
Net asset value, at end of period	$9.40	$9.41	$9.43	$8.99	$9.00	$9.01

Total return(4)	8.6%	9.1%	9.4%	1.4%	1.9%	2.1%

Ratios
Ratio of net expenses to average net assets(5)(6)	11.1%	10.6%	10.3%	8.2%	7.3%	7.4%
Ratio of net investment income to average net assets(6)	11.4%	12.1%	12.4%	8.5%	8.8%	9.4%
Portfolio turnover rate	3.7%	3.7%	3.7%	5.6%	5.6%	5.6%

Supplemental Data
Weighted-average shares outstanding	236,530,998	58,042,790	407,774,285	134,859,276	35,082,254	211,931,540
Shares outstanding, end of period	277,661,749	63,961,682	471,968,302	179,513,911	44,952,979	298,101,538
Net assets, end of period	$2,610,435	$602,053	$4,449,480	$1,614,723	$404,527	$2,687,007

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
(5)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the nine months ended September 30, 2023, the total operating expenses to average net assets were 1.2%, 0.6% and 0.3%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. For the nine months ended September 30, 2022, the total operating expenses to average net assets were 8.5%, 7.6% and 7.7%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. Past performance is not a guarantee of future results.
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

Revolving Credit Facility Amendment

On November 2, 2023, the Company entered into the First Amendment to the Revolving Credit Facility (the “First Amendment”), which amends the Revolving Credit Facility. The parties to the First Amendment include the Company, as Borrower, the subsidiary guarantors party thereto solely with respect to Section 6.9 therein, the lenders party thereto and Sumitomo Mitsui Banking Corporation, as Administrative Agent. The First Amendment, among other things, (i) solely with respect to the commitments of extending lenders, extends the revolver availability period from August 2026 to November 2027, (ii) solely with respect to the commitments of extending lenders, extends the scheduled maturity date from August 2027 to November 2028, (iii) converts a portion of the existing revolver availability into term loan availability, (iv) increases the total facility amount from $1.845 billion to $1.895 billion, (v) increases the accordion provision to permit increases to a total facility amount of up to $2.843 billion, and (vi) reduces the credit adjustment spread for Term Benchmark Loans from 0.10% for one-month tenor Loans, 0.15% for three-month tenor Loans and 0.25% for six-month tenor Loans to 0.10% for all Loan tenors.

Amended and Restated Bylaws

On November 6, 2023, the Board approved Amended and Restated Bylaws (the “Third Amended and Restated Bylaws”), to be effective as of November 6, 2023. The Third Amended and Restated Bylaws clarify that the exclusive forum provisions do not apply to claims arising under state law. All of the other provisions of the Company’s bylaws shall remain in full force and effect.

Equity Raise

As of November 9, 2023, we have issued 293,846,783 shares of Class S common stock, 67,125,461 shares of Class D common stock, and 511,358,549 shares of Class I common stock and have raised total gross proceeds of $2.7 billion, $0.6 billion, and $4.7 billion, respectively, including seed capital of $1,000 contributed by our Adviser in September 2020 and approximately $25.0 million in gross proceeds raised from Feeder FIC Equity. In addition, we received $427.0 million in subscription payments which we accepted on November 1, 2023 and which is pending our determination of the net asset value per share applicable to such purchase.

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

Since meeting the minimum offering requirement and commencing our continuous public offering through September 30, 2023, we have issued 279,894,130 shares of Class S common stock, 64,917,136 shares of Class D common stock, and 490,445,875 shares of Class I common stock for gross proceeds of $2.6 billion, $0.6 billion, and $4.5 billion, respectively, including $1,000 of seed capital contributed by our Adviser in September 2020, approximately $25.0 million in gross proceeds raised in the private placement from Feeder FIC Equity, and 21,954,224 shares of our Class I common stock issued in a private placement issued to feeder vehicles primarily created to hold our Class I shares for gross proceeds of approximately $0.2 billion. The shares purchased by the Adviser and

Feeder FIC Equity are subject to a lock-up pursuant to FINRA Rule 5110(e)(1) for a period of 180 days from the date of commencement of sales in the offering, and the Adviser, Feeder FIC Equity, and their permitted assignees may not engage in any transaction that would result in the effective economic disposition of the Class I shares.

Our Adviser also serves as investment adviser to Blue Owl Capital Corporation and Blue Owl Capital Corporation II.

Blue Owl consists of three divisions: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on real estate strategies. Blue Owl's Credit platform is comprised of the Adviser, Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC ("OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OTCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which also are registered investment advisers. As of September 30, 2023, the Adviser and its affiliates had $79.5 billion of assets under management across the Blue Owl Credit platform.

The management of our investment portfolio is the responsibility of the Adviser and the Diversified Lending Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team, is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and the Diversified Lending Investment Committee. The Investment Team, under the Diversified Lending Investment Committee's supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. The Diversified Lending Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, and Jeff Walwyn and, effective December 1, 2023, includes Patrick Linnemann, Meenal Mehta and Logan Nicholson. See “Item 5. — Other Information”.

The Diversified Lending Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Diversified Lending Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be bought and sold), structures financings and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Diversified Lending Investment Committee. Follow-on investments in existing portfolio companies may require the Diversified Lending Investment Committee's approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Diversified Lending Investment Committee. The compensation packages of certain Diversified Lending Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.

In addition, we and the Adviser have entered into a dealer manager agreement with Blue Owl Securities and certain participating broker dealers to solicit capital.

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (as amended, the "Order") that has been granted to our Adviser and its affiliates by the SEC to permit us to co-invest with other funds managed by our Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, the Order permits us to invest in follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers` investment allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of other funds managed by the Adviser or its affiliates that could avail themselves of exemptive relief and that have an investment objective similar to ours.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through September 30, 2023, our Adviser and its affiliates have originated $82.5 billion aggregate principal amount of investments, of which $78.8 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. upper middle market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity. Except for our specialty financing portfolio investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder. We intend, under normal circumstances, to invest directly, or indirectly through our investments in Blue Owl Credit Income Senior Loan Fund (f/k/a ORCIC Senior Loan Fund) (“OCIC SLF”) or any similarly situated companies, at least 80% of the value of our total assets in credit investments. We define “credit” to mean debt investments made in exchange for regular interest payments.

We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself. We generally seek to invest in companies with a loan-to-value of 50% or below.

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

We target portfolio companies where we can structure larger transactions that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio). As of September 30, 2023, our average investment size in each of our portfolio companies was approximately $55.0 million based on fair value. As of September 30, 2023, excluding the investment in OCIC SLF and certain investments that fall outside our typical borrower profile, our portfolio companies representing 85.4% of our total debt portfolio based on fair value, had weighted average annual revenue of $979.5 million, weighted average annual EBITDA of $233.5 million, an average interest coverage of 1.9x and an average net loan-to-value of 39.2%.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2023, 98.8% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

Our investment portfolio consists of floating rate loans, and our credit facility bears interest at a floating rate. Macro trends in base interest rates like SOFR and any other alternative reference rates may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of September 30, 2023, the amount of Expense Support payments provided by our Adviser since inception is $9.4 million.

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

Secular Trends Supporting Growth for Private Credit. We believe that periods of market volatility, current period of market volatility caused, in par, by elevated inflation, rising interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even after the public markets reopen to normal levels. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.6 trillion as of January 2022, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

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

Portfolio and Investment Activity

As of September 30, 2023, based on fair value, our portfolio consisted of 81.2% first lien senior secured debt investments (of which 47.5% we consider to be unitranche debt investments (including "last-out" portions of such loans)), 8.0% second-lien senior secured debt investments, 1.6% unsecured debt investments, 1.8% joint ventures, 4.6% preferred equity investments, and 2.8% common equity investments.

As of September 30, 2023, our weighted average total yield of the portfolio at fair value and amortized cost was 11.5% and 11.6%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 11.8% and 11.8%, respectively(1). As of September 30, 2023, the weighted average spread of total debt investments was 6.0%.

(1)Refer to footnote (1) of our weighted average yields and interest rates table for more information on our calculation of weighted average yields.

As of September 30, 2023 we had investments in 261 portfolio companies with an aggregate fair value of $14.4 billion. As of September 30, 2023, we had net leverage of 0.87x debt-to-equity and we target net leverage of 0.90x-1.25x debt-to-equity.

We expect the pace of our originations to vary with the pace of repayments and the pace at which we raise funds in our public and private offerings. In periods with lower repayment volume, the pace of our originations is expected to slow. Currently, uncertainty around the pace of inflation growth, in conjunction with elevated interest rates and slowing global gross domestic product growth continue to weigh on merger and acquisitions activity, though activity has picked up from earlier in the year. We have seen more new deal opportunities from refinancings, add-on acquisitions and buyout activity over the quarter; however, because we have continued to raise funds in our public and private offerings, the pace of our originations is strong and the credit quality of our portfolio has been consistent. We continue to focus on investing in recession resistant industries that we are familiar with, including service oriented sectors such as software, insurance, food and beverage and healthcare, and on additional financings to our existing borrowers. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. In addition, the current lending environment is favorable to direct lenders, which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protections. We are continuing to monitor the effect that market volatility, including as a result of an elevated interest rate environment may have on our portfolio companies and our investment activities.

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

Many of the companies in which we invest have experienced relief and are experiencing improved profitability from earlier supply chain disruptions and elements of geopolitical, economic and financial market instability. In addition, we have seen a moderation in input costs which has helped to offset the impact of rising rates and support growth. These companies are continuing to see solid demand with modest growth in both revenues and EBITDA. However, in the event that the U.S. economy enters into a recession, it is possible that the results of some of the middle market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.

Our investment activity for the following periods are presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended September 30,
($ in thousands)	2023	2022
New investment commitments
Gross originations	$1,827,171	$1,746,640
Less: Sell downs	(19,944)	—
Total new investment commitments	$1,807,227	$1,746,640
Principal amount of investments funded:
First-lien senior secured debt investments	$1,491,719	$1,279,619
Second-lien senior secured debt investments	35,000	93,250
Joint ventures	35,000	—
Preferred equity investments	—	51,493
Common equity investments	37,266	21,859
Total principal amount of investments funded	$1,598,985	$1,446,221
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(251,695)	$(173,079)
Second-lien senior secured debt investments	(60,539)	—
Preferred equity investments	(11,584)	—
Total principal amount of investments sold or repaid	$(323,818)	$(173,079)
Number of new investment commitments in new portfolio companies(1)	23	25
Average new investment commitment amount in new portfolio companies	31,950	67,122

	For the Three Months Ended September 30,
($ in thousands)	2023	2022
Weighted average term for new investment commitments (in years)	5.5	6.1
Percentage of new debt investment commitments at floating rates	97.9%	99.6%
Percentage of new debt investment commitments at fixed rates	2.1%	0.4%
Weighted average interest rate of new debt investment commitments(2)(3)	11.2%	9.6%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	5.8%	6.0%

(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)For the three months ended September 30, 2023, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.40% as of September 30, 2023.
(3)For the three months ended September 30, 2022, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR which was 3.59% as of September 30, 2022.

Investments at fair value and amortized cost consisted of the below as of the following periods:

	September 30, 2023			December 31, 2022
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$11,650,727	$11,669,133	(6)	$8,499,854	$8,448,540	(7)
Second-lien senior secured debt investments	1,180,700	1,148,915		1,203,388	1,142,862
Unsecured debt investments	236,028	229,581		221,564	211,328
Preferred equity investments(2)	661,628	657,408		510,033	500,023
Common equity investments(3)	368,111	397,471		248,176	264,437
Joint ventures(4)(5)	257,933	264,772		141,777	140,394
Total Investments	$14,355,127	$14,367,280		$10,824,792	$10,707,584

(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing.
(3)Includes equity investment in Amergin AssetCo and Fifth Season.
(4)Includes equity investment in OCIC SLF.
(5)This was disclosed as “Investment funds and vehicles” as of December 31, 2022.
(6)47.5% of which we consider unitranche loans.
(7)55.4% of which we consider unitranche loans.

The table below describes investments by industry composition based on fair value as of the following periods:

	September 30, 2023	December 31, 2022
Advertising and media	2.2%	2.8%
Aerospace and defense	0.4	0.4
Asset based lending and fund finance(1)	1.6	1.2
Automotive	1.1	1.4
Buildings and real estate	3.8	4.0
Business services	6.6	7.3
Chemicals	1.3	1.7
Consumer products	2.3	2.4
Containers and packaging	3.1	3.6
Distribution	2.3	2.3
Education	0.9	1.4
Energy equipment and services	—	0.1
Financial services	3.9	2.6
Food and beverage	4.5	5.8

	September 30, 2023	December 31, 2022
Healthcare equipment and services	4.7	3.9
Healthcare providers and services	12.2	14.4
Healthcare technology	4.6	5.2
Household products	2.1	2.4
Human resource support services	1.0	1.1
Infrastructure and environmental services	1.9	0.9
Insurance(2)	10.4	9.7
Internet software and services	12.8	13.6
Joint ventures(3)(5)	1.8	1.3
Leisure and entertainment	1.0	1.2
Manufacturing	4.9	3.0
Pharmaceuticals(4)	0.5	—
Professional services	4.5	2.8
Specialty retail	2.2	3.2
Telecommunications	0.5	—
Transportation	0.9	0.3
Total	100.0%	100.0%

(1)Includes investment in Amergin AssetCo.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investment in OCIC SLF.
(4)Includes equity investment in LSI Financing.
(5)This was disclosed as “Investment funds and vehicles” as of December 31, 2022.

The table below describes investments by geographic composition based on fair value as of the following periods:

	September 30, 2023	December 31, 2022
United States:
Midwest	20.3%	20.4%
Northeast	18.6	20.0
South	34.1	29.7
West	17.4	20.7
International	9.6	9.2
Total	100.0%	100.0%

The table below describes the weighted average yields and interest rates of our investments at fair value as of the following periods:

	September 30, 2023	December 31, 2022
Weighted average total yield of portfolio(1)	11.5%	10.6%
Weighted average total yield of debt and income producing securities(1)	11.8%	10.9%
Weighted average interest rate of debt securities	11.3%	10.2%
Weighted average spread over base rate of all floating rate investments	6.0%	5.9%
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

The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee. Since inception, only 1 of our investments has been placed on non-accrual status.

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	September 30, 2023		December 31, 2022
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$588,928	4.1%	$239,458	2.2%
2	13,393,268	93.2	10,335,440	96.6
3	379,378	2.6	127,472	1.2
4	5,706	0.1	—	—
5	—	—	5,214	—
Total	$14,367,280	100.0%	$10,707,584	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of the following periods:

	September 30, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$13,063,603	100.0%	$9,914,939	99.9%
Non-accrual	3,852	—	9,867	0.1
Total	$13,067,455	100.0%	$9,924,806	100.0%

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

Specialty Financing Portfolio Companies

Amergin

Amergin was created to invest in a leasing platform focused on railcar and aviation assets. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made a $90.0 million equity commitment to Amergin AssetCo on July 1, 2022. We increased our commitment to Amergin AssetCo on July 28, 2023 to $110.0 million, of which $74.4 million is equity and $35.6 million is debt. Our investment in Amergin is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Amergin AssetCo.

Fifth Season Investments LLC

Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, we made a $15.9 million equity commitment to Fifth Season. We made periodic increases to our investment in Fifth Season, including $12.3 million and $33.3 million during the three and nine months ended September 30, 2023, respectively. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC.

LSI Financing 1 DAC

LSI Financing 1 DAC ("LSI Financing") is a portfolio company formed to acquire a contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made a $6.2 million equity commitment to LSI Financing. We made periodic increases to our investment in LSI Financing, including $73.1 million during the nine months ended September 30, 2023. Our investment in LSI Financing is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC.

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

As of September 30, 2023 and December 31, 2022, OCIC SLF had total investments in senior secured debt at fair value, as determined by an independent valuation firm, of $937.8 million and $506.2 million, respectively. The determination of fair value is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended; however, such fair value is not included in our valuation process. The following table is a summary of OCIC SLF’s portfolio as well as a listing of the portfolio investments in OCIC SLF's portfolio as of the following periods:

($ in thousands)	September 30, 2023	December 31, 2022
Total senior secured debt investments(1)	$953,942	$529,463
Weighted average spread over base rate(1)	3.8%	4.4%
Number of portfolio companies	176	74
Largest funded investment to a single borrower(1)	$14,457	$14,547
_____________
(1)At par.

Blue Owl Credit Income Senior Loan Fund's Portfolio as of September 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Debt Investments(5)
Aerospace and defense
American Airlines, Inc.(7)	First lien senior secured loan	SR +	2.75%	02/2028	$1,980	$1,945	$1,964	0.6%
Avolon TLB Borrower 1 (US) LLC(6)	First lien senior secured loan	SR +	2.50%	06/2028	7,980	7,903	7,973	2.7%
Barnes Group, Inc.(6)	First lien senior secured loan	SR +	3.00%	08/2030	6,500	6,452	6,503	2.1%
Bleriot US Bidco, Inc.(7)	First lien senior secured loan	SR +	4.00%	10/2028	5,942	5,859	5,942	2.0%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(6)	First lien senior secured loan	SR +	4.00%	08/2028	1,047	1,037	1,044	0.3%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(6)	First lien senior secured loan	SR +	4.00%	08/2028	2,444	2,420	2,437	0.8%
Peraton Corp.(6)	First lien senior secured loan	SR +	3.75%	02/2028	7,491	7,246	7,468	2.5%
Transdigm, Inc.(7)	First lien senior secured loan	SR +	3.25%	08/2028	3,980	3,972	3,979	1.3%
Transdigm, Inc.(7)	First lien senior secured loan	SR +	3.25%	02/2027	2,978	2,928	2,979	1.0%
Vertex Aerospace Services Corp. (dba V2X)(7)	First lien senior secured loan	SR +	3.50%	12/2028	2,992	2,989	2,991	1.0%
					43,334	42,751	43,280	14.3%
Automotive
Belron Finance US LLC(7)	First lien senior secured loan	SR +	2.75%	04/2029	$2,494	$2,482	$2,493	0.8%
PAI Holdco, Inc.(7)	First lien senior secured loan	SR +	3.75%	10/2027	6,579	6,135	6,215	2.1%
					9,073	8,617	8,708	2.9%
Buildings and real estate
84 Lumber Company(6)	First lien senior secured loan	SR +	3.00%	11/2026	$1,712	$1,718	$1,711	0.6%

Blue Owl Credit Income Senior Loan Fund's Portfolio as of September 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Beacon Roofing Supply, Inc.(6)	First lien senior secured loan	SR +	2.25%	05/2028	3,477	3,473	3,473	1.1%
CPG International LLC(6)	First lien senior secured loan	SR +	2.50%	04/2029	6,907	6,873	6,898	2.3%
Cushman & Wakefield U.S. Borrower, LLC(6)	First lien senior secured loan	SR +	4.00%	01/2030	7,247	7,070	7,176	2.4%
Dodge Construction Network, LLC(7)(13)	First lien senior secured loan	SR +	4.75%	02/2029	5,234	4,913	4,266	1.3%
Greystar Real Estate Partners, LLC (dba Greystar)(6)(13)	First lien senior secured loan	SR +	3.75%	08/2030	7,000	6,896	6,895	2.3%
GYP Holdings III Corp.(6)	First lien senior secured loan	SR +	3.00%	05/2030	2,000	1,990	2,004	0.7%
Quikrete Holdings, Inc.(6)	First lien senior secured loan	SR +	2.75%	03/2029	1,995	1,995	1,994	0.7%
RealPage, Inc.(6)	First lien senior secured loan	SR +	3.00%	04/2028	10,466	9,922	10,336	3.4%
Wrench Group LLC(7)(13)	First lien senior secured loan	SR +	4.00%	04/2026	9,685	9,668	9,637	3.2%
					55,723	54,518	54,390	18.0%
Business services
ASGN, Inc.(6)	First lien senior secured loan	SR +	2.25%	08/2030	$2,500	$2,494	$2,506	0.8%
BrightView Landscapes, LLC(7)	First lien senior secured loan	SR +	3.25%	04/2029	6,519	6,342	6,517	2.2%
Brown Group Holdings, LLC(7)	First lien senior secured loan	SR +	3.75%	07/2029	3,504	3,470	3,498	1.2%
ConnectWise, LLC(6)	First lien senior secured loan	SR +	3.50%	09/2028	10,459	9,943	10,283	3.3%
IDEMIA Group SAS(7)	First lien senior secured loan	SR +	4.75%	09/2028	1,995	1,971	1,992	0.7%
Packers Holdings, LLC(6)	First lien senior secured loan	SR +	3.25%	03/2028	3,938	3,652	2,323	0.8%
Prime Security Services Borrower, LLC(6)	First lien senior secured loan	SR +	2.75%	09/2026	1,985	1,958	1,981	0.7%
Sitel Worldwide Corp.(6)	First lien senior secured loan	SR +	3.75%	08/2028	6,957	6,855	6,772	2.2%
VM Consolidated, Inc.(6)	First lien senior secured loan	SR +	3.25%	03/2028	2,113	2,093	2,112	0.7%
					39,970	38,778	37,984	12.6%
Chemicals
Aruba Investments Holdings, LLC (dba Angus Chemical Company)(6)	First lien senior secured loan	SR +	4.75%	11/2027	$2,978	$2,797	$2,955	1.0%
Axalta Coating Systems US Holdings Inc.(7)	First lien senior secured loan	SR +	2.50%	09/2023	7,095	7,049	7,100	2.3%
Blue Tree Holdings, Inc.(7)	First lien senior secured loan	SR +	2.50%	03/2028	3,975	3,939	3,895	1.3%
Cyanco Intermediate 2 Corp.(6)	First lien senior secured loan	SR +	4.75%	07/2028	3,000	2,912	3,001	1.0%
DCG Acquisition Corp.(6)	First lien senior secured loan	SR +	4.50%	09/2026	2,283	2,271	2,258	0.7%
H.B. Fuller Company(6)	First lien senior secured loan	SR +	2.25%	02/2030	1,995	1,995	1,997	0.6%
Ineos US Finance LLC(6)	First lien senior secured loan	SR +	3.50%	02/2030	1,995	1,976	1,978	0.7%
Ineos US Finance LLC(6)	First lien senior secured loan	SR +	3.75%	11/2027	2,985	2,891	2,969	1.0%
Ineos US Petrochem LLC(6)	First lien senior secured loan	SR +	3.75%	03/2030	1,995	1,976	1,984	0.7%
Nouryon Finance B.V.(7)	First lien senior secured loan	SR +	4.00%	04/2028	5,985	5,928	5,902	2.0%
Windsor Holdings III LLC(7)	First lien senior secured loan	SR +	4.50%	08/2030	5,000	4,901	4,975	1.6%
					39,286	38,635	39,014	12.9%
Consumer products
Olaplex, Inc.(6)	First lien senior secured loan	SR +	3.50%	02/2029	$5,234	$4,890	$4,364	1.4%
					5,234	4,890	4,364	1.4%
Containers and packaging
Berlin Packaging L.L.C.(6)	First lien senior secured loan	SR +	3.75%	03/2028	$11,518	$11,117	$11,380	3.8%
BW Holding, Inc.(7)	First lien senior secured loan	SR +	4.00%	12/2028	7,708	7,592	6,902	2.3%
Charter NEX US, Inc.(6)	First lien senior secured loan	SR +	3.75%	12/2027	4,974	4,930	4,925	1.6%
Plaze, Inc.(7)	First lien senior secured loan	SR +	3.50%	08/2026	997	971	960	0.3%
ProAmpac PG Borrower LLC(12)(13)	First lien senior secured loan	P +	3.50%	09/2028	6,250	6,188	6,209	2.1%
Ring Container Technologies Group, LLC(6)	First lien senior secured loan	SR +	3.50%	08/2028	9,688	9,532	9,678	3.2%
Tricorbraun Holdings, Inc.(6)	First lien senior secured loan	SR +	3.25%	03/2028	10,466	9,983	10,256	3.4%
Trident TPI Holdings, Inc.(7)	First lien senior secured loan	SR +	4.50%	09/2028	3,990	3,877	3,977	1.3%
Valcour Packaging, LLC(11)	First lien senior secured loan	L +	3.75%	10/2028	9,850	9,830	7,901	2.6%
					65,441	64,020	62,188	20.6%
Distribution

Blue Owl Credit Income Senior Loan Fund's Portfolio as of September 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(6)	First lien senior secured loan	SR +	4.75%	12/2028	$5,279	$5,228	$5,273	1.7%
Dealer Tire, LLC(6)	First lien senior secured loan	SR +	4.50%	12/2027	3,930	3,867	3,932	1.3%
SRS Distribution, Inc.(6)	First lien senior secured loan	SR +	3.50%	06/2028	10,493	9,843	10,375	3.4%
White Cap Supply Holdings, LLC(6)	First lien senior secured loan	SR +	3.75%	10/2027	10,493	10,014	10,465	3.5%
					30,195	28,952	30,045	9.9%
Education
Renaissance Learning, Inc.(7)	First lien senior secured loan	SR +	4.75%	04/2030	$4,500	$4,411	$4,459	1.5%
Severin Acquisition, LLC (dba Powerschool)(7)	First lien senior secured loan	SR +	3.00%	08/2025	7,851	7,773	7,837	2.6%
Sophia, L.P.(6)(13)	First lien senior secured loan	SR +	4.25%	10/2027	9,689	9,671	9,664	3.2%
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)(13)	First lien senior secured loan	SR +	4.50%	09/2030	3,663	3,617	3,617	1.2%
					25,703	25,472	25,577	8.5%
Energy equipment and services
AMG Advanced Metallurgical Group N.V(6)	First lien senior secured loan	SR +	3.50%	11/2028	$3,439	$3,418	$3,424	1.1%
AZZ Inc.(6)	First lien senior secured loan	SR +	3.75%	05/2029	7,925	7,864	7,931	2.7%
Brookfield WEC Holdings Inc.(6)	First lien senior secured loan	SR +	3.75%	08/2025	3,465	3,446	3,470	1.1%
Calpine Construction Finance Company(6)	First lien senior secured loan	SR +	2.25%	07/2030	2,000	1,985	1,988	0.7%
Pike Corp.(6)	First lien senior secured loan	SR +	3.00%	01/2028	9,800	9,630	9,777	3.2%
Rockwood Service Corp.(6)	First lien senior secured loan	SR +	4.00%	01/2027	6,483	6,467	6,499	2.1%
					33,112	32,810	33,089	10.9%
Financial services
Acuris Finance US, Inc. (ION Analytics) (7)	First lien senior secured loan	SR +	4.00%	02/2028	$4,500	$4,409	$4,430	1.5%
AlixPartners, LLP(6)	First lien senior secured loan	SR +	2.75%	02/2028	2,992	2,970	2,988	1.0%
AllSpring Buyer(7)	First lien senior secured loan	SR +	3.75%	11/2028	4,950	4,892	4,927	1.6%
Boost Newco Borrower, LLC(7)	First lien senior secured loan	SR +	3.00%	09/2030	12,000	11,941	11,992	4.0%
Citadel Securities, LP(6)	First lien senior secured loan	SR +	2.50%	07/2030	3,990	3,960	3,978	1.4%
Deerfield Dakota Holdings(7)	First lien senior secured loan	SR +	3.75%	04/2027	7,849	7,524	7,645	2.5%
Focus Financial Partners, LLC(6)	First lien senior secured loan	SR +	3.25%	06/2028	4,950	4,873	4,933	1.6%
Focus Financial Partners, LLC(6)	First lien senior secured loan	SR +	3.50%	06/2028	3,000	2,943	2,994	1.0%
Guggenheim Partners Investment Management Holdings, LLC(7)	First lien senior secured loan	SR +	3.25%	12/2029	4,963	4,882	4,963	1.6%
Harbourvest Partners, L.P.(7)	First lien senior secured loan	SR +	3.00%	04/2030	2,500	2,464	2,496	0.8%
Helios Software Holdings, Inc. (ION Corporate Solutions Finance S.a r.l.)(7)	First lien senior secured loan	SR +	4.25%	07/2030	5,000	4,803	4,972	1.6%
Janus International Group, LLC(6)	First lien senior secured loan	SR +	3.25%	08/2030	5,000	4,970	4,977	1.6%
Saphilux S.a.r.L (dba IQ EQ)(7)(13)	First lien senior secured loan	SR +	4.75%	07/2028	7,500	7,389	7,388	2.5%
The Edelman Financial Engines Center, LLC(6)	First lien senior secured loan	SR +	3.50%	04/2028	3,970	3,886	3,923	1.3%
TMF Sapphire Bidco B.V.(7)	First lien senior secured loan	SR +	5.00%	05/2028	2,500	2,456	2,491	0.8%
USI Inc.(7)	First lien senior secured loan	SR +	3.75%	09/2030	4,000	3,990	3,988	1.3%
					79,664	78,352	79,085	26.1%
Food and beverage
1011778 BC / NEW RED FIN (dba Restaurant Brands)(6)	First lien senior secured loan	SR +	2.25%	09/2030	$5,250	$5,225	$5,227	1.7%
AI Aqua Merger Sub, Inc. (dba Culligan International)(6)	First lien senior secured loan	SR +	3.75%	07/2028	2,283	2,280	2,257	0.7%
Aramark Services, Inc.(6)	First lien senior secured loan	SR +	2.50%	06/2030	1,995	1,975	1,990	0.7%
Balrog Acquisition, Inc. (dba Bakemark)(6)	First lien senior secured loan	SR +	4.00%	09/2028	2,283	2,254	2,254	0.7%
Naked Juice LLC (dba Tropicana)(7)	First lien senior secured loan	SR +	3.25%	01/2029	10,494	9,682	9,944	3.3%
Pegasus BidCo B.V.(7)	First lien senior secured loan	SR +	4.25%	07/2029	5,459	5,328	5,445	1.8%
Shearer's Foods, LLC(6)	First lien senior secured loan	SR +	3.50%	09/2027	8,740	8,210	8,718	2.9%
Simply Good Foods USA, Inc.(6)	First lien senior secured loan	SR +	2.50%	03/2027	3,892	3,865	3,897	1.3%

Blue Owl Credit Income Senior Loan Fund's Portfolio as of September 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
					40,396	38,819	39,732	13.1%
Healthcare equipment and services
Confluent Medical Technologies, Inc.(7)(13)	First lien senior secured loan	SR +	3.75%	02/2029	$9,688	$9,562	$9,519	3.1%
Curium BidCo S.A.R.L (dba Curium Pharma)(7)	First lien senior secured loan	SR +	4.50%	07/2029	1,995	1,975	1,990	0.7%
Dermatology Intermediate Holdings III, Inc.(7)	First lien senior secured loan	SR +	4.25%	03/2029	9,875	9,766	9,804	3.2%
Dermatology Intermediate Holdings III, Inc.(7)	First lien senior secured delayed draw term loan	SR +	4.25%	03/2029	1,814	1,803	1,801	0.7%
Medline Borrower, LP(6)	First lien senior secured loan	SR +	3.25%	10/2028	8,264	7,770	8,237	2.7%
Natus Medical Inc.(7)(13)	First lien senior secured loan	SR +	5.50%	07/2029	4,466	4,177	4,221	1.4%
Zest Acquisition Corp.(6)(13)	First lien senior secured loan	SR +	5.50%	02/2028	5,960	5,730	5,826	1.9%
					42,062	40,783	41,398	13.7%
Healthcare providers and services
Covetrus, Inc.(7)	First lien senior secured loan	SR +	5.00%	10/2029	$9,453	$8,940	$9,343	3.1%
HAH Group Holding Company LLC (dba Help at Home)(6)(13)	First lien senior secured loan	SR +	5.00%	10/2027	2,026	2,006	1,986	0.7%
HAH Group Holding Company LLC (dba Help at Home)(6)(13)	First lien senior secured loan	SR +	5.00%	10/2027	1,252	1,250	1,227	0.4%
LSCS Holdings, Inc.(6)	First lien senior secured loan	SR +	4.50%	12/2028	8,380	8,211	8,234	2.7%
MJH Healthcare Holdings, LLC(6)(13)	First lien senior secured loan	SR +	3.50%	01/2029	3,802	3,744	3,793	1.3%
Pediatric Associates Holding Company, LLC(6)	First lien senior secured loan	SR +	4.50%	12/2028	1,995	1,918	1,975	0.6%
Pediatric Associates Holding Company, LLC(6)	First lien senior secured delayed draw term loan	SR +	3.25%	12/2028	261	257	254	0.1%
Pediatric Associates Holding Company, LLC(6)	First lien senior secured loan	SR +	3.25%	12/2028	5,104	5,023	4,966	1.6%
Phoenix Newco, Inc. (dba Parexel)(6)	First lien senior secured loan	SR +	3.25%	11/2028	7,388	7,145	7,329	2.4%
Physician Partners, LLC(6)	First lien senior secured loan	SR +	4.00%	12/2028	9,875	9,388	9,369	3.1%
Premise Health Holding(7)(13)	First lien senior secured loan	SR +	4.75%	07/2025	3,209	3,183	3,193	1.1%
Select Medical Corp.(6)	First lien senior secured loan	SR +	3.00%	03/2027	2,993	2,978	2,981	1.0%
					55,738	54,043	54,650	18.1%
Healthcare technology
Athenahealth Group Inc.(6)	First lien senior secured loan	SR +	3.25%	02/2029	$9,332	$8,642	$9,142	3.0%
Bracket Intermediate Holding Corp.(7)	First lien senior secured loan	SR +	5.00%	05/2028	5,653	5,492	5,639	1.9%
Gainwell Acquisition Corp.(7)	First lien senior secured loan	SR +	4.00%	10/2027	6,108	6,002	5,950	2.0%
GHX Ultimate Parent Corp.(7)	First lien senior secured loan	SR +	4.75%	06/2027	2,993	2,923	2,989	1.0%
Imprivata, Inc.(6)	First lien senior secured loan	SR +	4.25%	12/2027	9,689	9,533	9,677	3.0%
PointClickCare Technologies Inc.PointClickCare Technologies Inc(7)	First lien senior secured loan	SR +	3.00%	12/2027	1,990	1,961	1,982	0.7%
R1 RCM Inc.(6)	First lien senior secured loan	SR +	3.00%	06/2029	3,980	3,980	3,977	1.3%
Verscend Holding Corp.(6)	First lien senior secured loan	SR +	4.00%	08/2025	9,869	9,777	9,858	3.3%
Zelis Cost Management Buyer, Inc.(6)	First lien senior secured loan	SR +	3.50%	09/2026	4,466	4,462	4,463	1.5%
					54,080	52,772	53,677	17.7%
Household products
Samsonite International S.A.(6)	First lien senior secured loan	SR +	2.75%	06/2030	$1,995	$1,985	$1,996	0.7%
					1,995	1,985	1,996	0.7%
Human resource support services
AQ Carver Buyer, Inc.(8)(13)	First lien senior secured loan	SR +	5.50%	08/2029	$3,000	$2,941	$2,948	1.0%
					3,000	2,941	2,948	1.0%
Infrastructure and environmental services
Asplundh Tree Expert, LLC(6)	First lien senior secured loan	SR +	1.75%	09/2027	$2,433	$2,427	$2,429	0.8%
Madison IAQ, LLC(7)	First lien senior secured loan	SR +	3.25%	06/2028	997	989	980	0.3%
Osmose Utilities Services, Inc.(6)	First lien senior secured loan	SR +	3.25%	06/2028	9,688	9,058	9,604	3.2%
USIC Holdings, Inc.(6)	First lien senior secured loan	SR +	3.50%	05/2028	2,955	2,825	2,903	1.0%
					16,073	15,299	15,916	5.3%

Blue Owl Credit Income Senior Loan Fund's Portfolio as of September 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Insurance
Acrisure, LLC(7)	First lien senior secured loan	SR +	5.75%	02/2027	$7,444	$7,178	$7,462	2.5%
AssuredPartners, Inc.(7)	First lien senior secured loan	SR +	3.75%	02/2027	10,484	10,338	10,477	3.5%
Broadstreet Partners, Inc.(6)	First lien senior secured loan	SR +	3.00%	01/2027	4,144	4,099	4,121	1.4%
Broadstreet Partners, Inc.(6)	First lien senior secured loan	SR +	4.00%	01/2029	2,993	2,956	2,989	1.0%
Howden Group Holdings Ltd. (dba HIG Finance 2 Ltd. / Preatorian)(6)	First lien senior secured loan	SR +	4.00%	04/2030	3,980	3,827	3,975	1.3%
Hub International(7)	First lien senior secured loan	SR +	4.25%	04/2025	8,000	7,921	8,014	2.6%
IMA Financial Group, Inc.(6)(13)	First lien senior secured loan	SR +	4.25%	11/2028	3,491	3,407	3,474	1.1%
					40,536	39,726	40,512	13.4%
Internet software and services
Aptean, Inc.(6)	First lien senior secured loan	SR +	4.25%	04/2026	$1,141	$1,136	$1,133	0.4%
Barracuda Parent, LLC(7)	First lien senior secured loan	SR +	4.50%	08/2029	10,521	10,108	10,404	3.4%
Boxer Parent Company Inc.(6)	First lien senior secured loan	SR +	3.75%	10/2025	3,123	3,104	3,119	1.0%
Central Parent, Inc.(7)	First lien senior secured loan	SR +	4.25%	07/2029	7,963	7,803	7,959	2.6%
DCert Buyer, Inc.(7)	First lien senior secured loan	SR +	4.00%	10/2026	5,967	5,938	5,921	2.0%
Delta TopCo, Inc. (dba Infoblox, Inc.)(8)	First lien senior secured loan	SR +	3.75%	12/2027	10,493	9,705	10,376	3.4%
Dun & Bradstreet Corporation, The(6)	First lien senior secured loan	SR +	2.75%	02/2026	1,995	1,995	1,990	0.7%
E2open, LLC(6)	First lien senior secured loan	SR +	3.50%	02/2028	6,824	6,720	6,809	2.3%
Idera, Inc.(7)	First lien senior secured loan	SR +	3.75%	03/2028	6,535	6,369	6,476	2.0%
Infinite Bidco LLC(6)	First lien senior secured loan	SR +	3.75%	03/2028	2,978	2,883	2,918	1.0%
McAfee Corp.(6)	First lien senior secured loan	SR +	3.75%	03/2029	2,977	2,855	2,904	1.0%
MeridianLink, Inc.(7)	First lien senior secured loan	SR +	3.00%	11/2028	2,283	2,277	2,274	0.8%
Mitnick Corporate Purchaser, Inc.(7)	First lien senior secured loan	SR +	4.50%	05/2029	2,853	2,726	2,745	0.9%
Perforce Software, Inc.(6)	First lien senior secured loan	SR +	3.75%	07/2026	2,977	2,842	2,888	1.0%
Quartz Acquireco, LLC (dba Qualtrics AcquireCo, LLC)(6)(13)	First lien senior secured loan	SR +	3.50%	06/2030	4,000	3,961	3,970	1.3%
Rocket Software, Inc.(6)	First lien senior secured loan	SR +	4.25%	11/2025	5,585	5,505	5,578	1.8%
SONICWALL US Holdings, Inc.(6)	First lien senior secured loan	SR +	5.00%	05/2028	6,184	5,953	6,056	2.0%
Sophos Holdings, LLC(6)	First lien senior secured loan	SR +	3.50%	03/2027	10,465	10,278	10,435	3.4%
UST Holdings, Ltd.(6)	First lien senior secured loan	SR +	3.50%	11/2028	7,060	7,036	6,919	2.3%
VS Buyer LLC(6)	First lien senior secured loan	SR +	3.25%	02/2027	2,977	2,977	2,962	1.0%
					104,901	102,171	103,836	34.3%
Investment funds and vehicle
Finco I, LLC(7)	First lien senior secured loan	SR +	3.00%	06/2029	$2,993	$2,978	$2,990	1.0%
					2,993	2,978	2,990	1.0%
Leisure and entertainment
Delta 2 (Lux) SARL (dba Formula One)(7)	First lien senior secured loan	SR +	2.25%	01/2030	$4,000	$3,973	$3,996	1.3%
					4,000	3,973	3,996	1.3%
Manufacturing
Altar Bidco, Inc.(8)	First lien senior secured loan	SR +	3.10%	02/2029	$4,727	$4,535	$4,703	1.6%
Columbus McKinnon Corp.(7)	First lien senior secured loan	SR +	2.75%	05/2028	477	473	476	0.2%
DXP Enterprises, Inc.(8)	First lien senior secured loan	SR +	5.25%	12/2027	6,934	6,651	6,908	2.3%
EMRLD Borrower LP (dba Emerson Climate Technologies, Inc.)(6)	First lien senior secured loan	SR +	3.00%	05/2030	10,018	9,922	9,999	3.2%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)	First lien senior secured loan	SR +	3.50%	05/2028	6,957	6,905	6,914	2.3%
Entegris, Inc.(7)	First lien senior secured loan	SR +	2.50%	07/2029	2,307	2,307	2,306	0.8%
Filtration Group Corp.(6)	First lien senior secured loan	SR +	4.25%	10/2028	3,980	3,941	3,982	1.3%
Gates Global LLC(6)	First lien senior secured loan	SR +	3.50%	11/2029	2,977	2,923	2,975	1.0%
Pro Mach Group, Inc.(6)	First lien senior secured loan	SR +	4.00%	08/2028	10,467	10,231	10,468	3.5%
Pro Mach Group, Inc.(6)	First lien senior secured loan	SR +	5.00%	08/2028	3,990	3,810	3,990	1.2%
Refficiency Holdings, LLC (dba Legence)(6)	First lien senior secured loan	SR +	3.75%	12/2027	1,496	1,485	1,489	0.5%

Blue Owl Credit Income Senior Loan Fund's Portfolio as of September 30, 2023 ($ in thousands) (Unaudited)
Company(1)(2)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Members’ Equity
Watlow Electric Manufacturing Company(7)	First lien senior secured loan	SR +	3.75%	03/2028	10,045	9,915	9,963	3.3%
					64,375	63,098	64,173	21.2%
Pharmaceuticals
Fortrea Holdings Inc.(6)	First lien senior secured loan	SR +	3.75%	07/2030	$3,408	$3,379	$3,394	1.1%
					3,408	3,379	3,394	1.1%
Professional services
Apex Group Treasury, LLC(7)(13)	First lien senior secured loan	SR +	3.75%	07/2028	$4,900	$4,733	$4,849	1.6%
Apex Group Treasury, LLC(7)(13)	First lien senior secured loan	SR +	5.00%	07/2028	2,481	2,348	2,481	0.8%
Arsenal AIC Parent, LLC (dba Arconic)(7)	First lien senior secured loan	SR +	4.50%	08/2030	3,000	2,970	2,991	1.0%
Camelot U.S. Acquisition 1 Co.(6)	First lien senior secured loan	SR +	3.00%	10/2026	3,144	3,129	3,136	1.0%
Corporation Service Company(6)	First lien senior secured loan	SR +	3.25%	11/2029	1,984	1,980	1,982	0.7%
EM Midco2 Ltd. (dba Element Materials Technology)(7)	First lien senior secured loan	SR +	4.25%	06/2029	9,037	8,931	8,901	2.9%
Genuine Financial Holdings, LLC(7)	First lien senior secured loan	SR +	4.00%	09/2030	7,238	7,129	7,166	2.4%
Omnia Partners, LLC(7)	First lien senior secured loan	SR +	4.25%	07/2030	1,828	1,810	1,829	0.6%
Omnia Partners, LLC(7)(14)	First lien senior secured delayed draw term loan	SR +	4.25%	01/2024	—	(2)	—	—%
Red Ventures, LLC(6)	First lien senior secured loan	SR +	3.00%	03/2030	3,980	3,942	3,947	1.3%
Skopima Merger Sub Inc.(6)	First lien senior secured loan	SR +	4.00%	05/2028	4,962	4,735	4,825	1.6%
Sovos Compliance, LLC(6)	First lien senior secured loan	SR +	4.50%	08/2028	10,467	10,158	10,286	3.4%
Vistage Worldwide, Inc.(6)(13)	First lien senior secured loan	SR +	5.25%	07/2029	3,960	3,815	3,945	1.3%
					56,981	55,678	56,338	18.6%
Specialty retail
Pilot Travel Centers LLC(6)	First lien senior secured loan	SR +	2.00%	08/2028	$796	$791	$794	0.3%
					796	791	794	0.3%
Telecommunications
Cable One, Inc.(6)	First lien senior secured loan	SR +	2.00%	05/2028	$2,283	$2,280	$2,264	0.7%
Ciena Corp.(6)	First lien senior secured loan	SR +	2.50%	01/2030	1,990	1,982	1,990	0.7%
Cogeco Communications (USA) II L.P.(7)	First lien senior secured loan	SR +	2.50%	09/2028	2,977	2,964	2,898	1.0%
Park Place Technologies, LLC(6)	First lien senior secured loan	SR +	5.00%	11/2027	9,687	9,258	9,518	3.1%
Zayo Group Holdings, Inc.(6)	First lien senior secured loan	SR +	4.33%	03/2027	9,850	8,455	7,981	2.6%
					26,787	24,939	24,651	8.1%
Transportation
Echo Global Logistics, Inc.(6)	First lien senior secured loan	SR +	3.50%	11/2028	$1,141	$1,120	$1,100	0.4%
Safe Fleet Holdings, LLC(6)	First lien senior secured loan	SR +	3.75%	02/2029	3,975	3,932	3,972	1.3%
Uber Technologies, Inc.(7)	First lien senior secured loan	SR +	2.75%	03/2030	3,970	3,960	3,966	1.3%
					9,086	9,012	9,038	3.0%
Total Debt Investments					$953,942	$930,182	$937,763	310.0%
Total Investments					$953,942	$930,182	$937,763	310.0%
_____________
(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Unless otherwise indicated, OCIC SLF’s investments are pledged as collateral supporting the amounts outstanding under OCIC SLF's SPV Asset Facilities.
(3)The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)Unless otherwise indicated, all investments are considered Level 2 investments.
(5)Unless otherwise indicated, loan contains a variable rate structure, which may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Secured Overnight Financing Rate (“SOFR” or “SR”) (which can include one-, three-, six- or twelve-month SOFR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“Prime” or “P”), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2023 was 5.32%.

(7)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2023 was 5.40%.
(8)The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2023 was 5.47%.
(9)The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2023 was 5.43%.
(10)The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2023 was 5.66%.
(11)The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2023 was 5.90%.
(12)The interest rate on these loans is subject to Prime, which as of September 30, 2023 was 8.50%.
(13)Level 3 investment.
(14)Position or portion thereof is an unfunded loan commitment.

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
(2)Unless otherwise indicated, OCIC SLF's investments are pledged as collateral supporting the amounts outstanding under OCIC SLF's SPV Asset Facilities.
(3)The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)Unless otherwise indicated, all investments are considered Level 3 investments.
(5)Unless otherwise indicated, loan contains a variable rate structure, which may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), Secured Overnight Financing Rate (“SOFR” or “SR”) (which can include one-, three-, six- or twelve-month SOFR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“Prime” or “P”), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2022 was 4.39%.
(7)The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2022 was 4.77%.
(8)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2022 was 4.36%.
(9)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2022 was 4.59%.
(10)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2022 was 4.78%.
(11)Level 2 investment.
(12)Position or portion thereof is an unfunded loan commitment.

Below is selected balance sheet information for OCIC SLF as of the following periods:

($ in thousands)	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value (amortized cost of $930,182 and $507,996, respectively)	$937,763	$506,202
Cash	103,929	15,237
Interest receivable	5,148	2,202
Receivable due on investments sold	9,903	4,622
Prepaid expenses and other assets	662	151
Total Assets	$1,057,405	$528,414
Liabilities
Debt (net of unamortized debt issuance costs of $6,125 and $3,509, respectively)	$678,714	$343,035
Payable for investments purchased	64,180	13,958
Interest payable	1,280	1,522
Return of capital payable	—	4,489
Distribution payable	9,943	3,624
Accrued expenses and other liabilities	688	1,337
Total Liabilities	$754,805	$367,965
Members’ Equity
Members’ Equity	302,600	160,449
Total Members’ Equity	302,600	160,449
Total Liabilities and Members’ Equity	$1,057,405	$528,414
Below is selected statement of operations information for OCIC SLF for the following periods:

($ in thousands)	For the Three Months Ended September 30, 2023 (Unaudited)	For the Nine Months Ended September 30, 2023 (Unaudited)
Investment Income
Interest income	$21,115	$51,905
Total Investment Income	21,115	51,905
Operating Expenses
Interest expense	$10,027	$23,745
Professional fees	699	1,059
Other general and administrative	178	453
Total Operating Expenses	10,904	25,257
Net Investment Income	$10,211	$26,648
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	4,056	9,375
Net realized gain (loss) on investments	(272)	(256)
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	3,784	9,119
Net Increase in Members’ Equity Resulting from Operations	$13,995	$35,767

On August 24, 2022, ORCIC JV WH LLC, a Delaware limited liability company and wholly-owned subsidiary of OCIC SLF, entered into a $400 million credit facility among the lenders party thereto, Bank of America, N.A., as administrative agent and BofA Securities, Inc., as sole lead arranger and sole book manager (the “Bank of America Facility”). The maturity date of the credit facility is August 25, 2025.

On October 14, 2022, ORCIC JV WH II LLC, a Delaware limited liability company and wholly-owned subsidiary of OCIC SLF, entered into an up to $500 million revolving loan facility among the lenders party thereto, and Royal Bank of Canada. The maturity date of the credit facility is October 14, 2032. As of September 30, 2023, there was $195.8 million outstanding under the credit facility.

On June 30, 2023, ORCIC JV WH III LLC, a Delaware limited liability company and wholly-owned subsidiary of OCIC SLF, entered into an up to $200 million revolving loan facility among the lenders party thereto, and Wells Fargo Bank, N.A. The maturity date of the credit facility is June 30, 2026. As of September 30, 2023, there were no outstanding borrowings under the credit facility.

On August 8, 2023, OCIC JV WH IV Ltd., an exempt company based in the Cayman Islands and wholly-owned subsidiary of OCIC SLF, joined into the Bank of America Facility. The maturity date of the credit facility is August 25, 2025. The maturity date of the credit facility is August 25, 2025. As of September 30, 2023, there was $5.5 million outstanding under the credit facility.

On September 21, 2023, ORCIC JV WH LLC merged with Wise CLO 2023-1 Ltd., a private company incorporated and existing under the laws of Jersey, with Wise CLO 2023-1 Ltd. as the surviving entity. The merger was undertaken in order for Wise CLO 2023-1 Ltd. to act as the issuer in a collateralized loan obligation transaction (the “Wise 1 CLO”) using the financial assets previously acquired by it as the collateral underpinning the Wise 1 CLO transaction. On September 21, 2023, Wise CLO 2023-1 Ltd., as issuer, and Wise CLO 2023-1 LLC, a Delaware limited liability company and wholly-owned subsidiary of Wise CLO 2023-1 Ltd., as co-issuer, closed the Wise 1 CLO transaction and issued $195.0 million of Class A Notes, $46.3 million of Class B-1 Notes, $14.5 million of Class B-2 Notes, $29.3 million of Class C Notes, and $97.0 million of Subordinated Notes pursuant to an Indenture dated September 21, 2023 among Wise CLO 2023-1 Ltd., as issuer, Wise CLO 2023-1 LLC, as co-issuer, and U.S. Bank Trust Company, National Association as trustee. Additionally, Wise CLO 2023-1 Ltd. and Wise CLO 2023-1 LLC incurred $75.0 million in Class A Loans pursuant to a Credit Agreement dated September 21, 2023 among Wise CLO 2023-1 Ltd., as issuer, Wise CLO 2023-1 LLC, as co-issuer, the lenders party thereto and U.S. Bank Trust Company, National Association as loan agent and collateral trustee. The notes issued and loans incurred as part of the Wise CLO 1 transaction have a stated maturity of October 2036.
The below table represents the components of interest expense for the following periods:

($ in thousands)	For the Three Months Ended September 30, 2023 (Unaudited)	For the Nine Months Ended September 30, 2023 (Unaudited)
Interest expense	$9,693	$22,934
Amortization of debt issuance costs	334	811
Total Interest Expense	$10,027	$23,745
Average interest rate(1)	6.9%	6.7%
Average daily borrowings	$551,301	$459,050

(1)Average interest rate is annualized.

Results of Operations

The following table represents the operating results for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Total Investment Income	$408,781	$205,219	$1,078,388	$404,285
Less: Net Operating Expenses	193,155	99,202	504,092	186,604
Net Investment Income (Loss) Before Taxes	215,626	106,017	574,296	217,681
Less: Income taxes, including excise taxes	1,027	4	2,529	4
Net Investment Income (Loss) After Taxes	214,599	106,013	571,767	217,677
Net realized gain (loss)	(2,144)	(182)	(9,382)	386
Net change in unrealized gain (loss)	52,954	47,040	131,212	(145,347)
Net Increase (Decrease) in Net Assets Resulting from Operations	$265,409	$152,871	$693,597	$72,716

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and deprecation on the investment portfolio.

Investment Income

The following table represents investment income for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Investment income
Interest income	$357,354	$174,782	$931,597	$345,230
PIK interest income	18,951	12,198	51,913	24,369
Dividend income	12,752	—	33,335	—
PIK dividend income	16,729	13,166	51,131	21,829
Other income	2,995	5,073	10,412	12,857
Total Investment Income	$408,781	$205,219	$1,078,388	$404,285

For the Three Months ended September 30, 2023 and 2022

Investment income increased to $408.8 million for the three months ended September 30, 2023 from $205.2 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $10.2 billion as of September 30, 2022 to $13.2 billion as of September 30, 2023. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. There was no income generated from these fees for the three months ended September 30, 2022. Income generated from these fees was $2.4 million for the three months ended September 30, 2023. For the three months ended September 30, 2023 and 2022, PIK income represented approximately 8.7% and 12.4% of total investment income, respectively. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

For the Nine Months ended September 30, 2023 and 2022

Investment income increased to $1,078.4 million for the nine months ended September 30, 2023 from $404.3 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $10.2 billion as of September 30, 2022 to $13.2 billion as of September 30, 2023, as well as an increase in the base rates charged on our floating rate debt investments. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Income generated from these fees was $4.0 million for the nine months ended September 30, 2023 and $0.6 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023 and 2022, PIK income represented approximately 9.6% and 11.4% of total investment income, respectively. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

Expenses

The following table represents expenses for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Offering costs	$1,156	$1,090	$2,093	$3,440
Interest expense	127,342	61,773	331,488	113,254
Management fees	21,466	12,672	57,262	27,570
Performance based incentive fees	30,803	15,142	82,050	29,489
Professional fees	4,416	2,916	10,330	6,250
Directors' fees	448	296	972	845
Shareholder servicing fees	5,696	3,558	14,916	8,444
Other general and administrative	1,828	1,755	4,981	4,087
Total operating expenses	193,155	99,202	504,092	193,379
Expense Support	—	—	—	(6,775)
Net operating expenses	$193,155	$99,202	$504,092	$186,604

For the Three Months ended September 30, 2023 and 2022

Total net operating expenses increased to $193.2 million for the three months ended September 30, 2023 from $99.2 million for the same period prior year primarily due to increases in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in the net asset value of the fund. The increase in incentive fees was due to higher pre-incentive fee net investment income. The increase in interest expense was driven by an increase in average daily borrowings to $6.6 billion from $5.0 billion period over period, as well as an increase in the average interest rate to 7.2% from 4.6% period over period. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

For the Nine Months ended September 30, 2023 and 2022

Total net operating expenses increased to $504.1 million for the nine months ended September 30, 2023 from $186.6 million for the same period prior year primarily due to increases in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in the net asset value of the fund. The increase in incentive fees was due to higher pre-incentive fee net investment income. The increase in interest expense was driven by an increase in average daily borrowings to $6.2 billion from $3.3 billion period over period, as well as an increase in the average interest rate to 6.8% from 4.2% period over period. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

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

For the three and nine months ended September 30, 2023 we accrued U.S. federal excise tax of $1.0 million and $2.5 million, respectively. For the three and nine months ended September 30, 2022 we accrued U.S. federal excise tax of $4 thousand.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2023 we recorded a net tax benefit of approximately $1 thousand and $3 thousand, respectively, for taxable subsidiaries. For the three and nine months ended September 30, 2022, we did not record a net-tax benefit (provision).

We recorded a net deferred tax asset of $2 thousand as of September 30, 2023 for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests. We did not record a net deferred tax asset (liability) for tax subsidiaries as of December 31, 2022.

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

Net Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The below table represents the net unrealized gains (losses) on our investment portfolio for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Net change in unrealized gain (loss):
Net change in unrealized gain (loss) on investments	$52,944	$48,819	$130,862	$(142,695)
Translation of assets and liabilities in foreign currencies	4	(1,779)	351	(2,652)
Income tax (provision) benefit	6	—	(1)	—
Net change in unrealized gain (loss)	$52,954	$47,040	$131,212	$(145,347)

For the Three Months ended September 30, 2023 and 2022

For the three months ended September 30, 2023, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to June 30, 2023. The primary drivers of our portfolio’s unrealized gains were current market conditions, including credit spreads tightening across the broader markets. As of September 30, 2023, the fair value of our debt investments as a percentage of principal was 98.4%, as compared to 98.1% as of June 30, 2023.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended September 30, 2023 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Notorious Topco, LLC (dba Beauty Industry Group)	(7.2)
Asurion, LLC	7.1
Covetrus, Inc.	4.9
Olaplex, Inc.	(4.9)
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	(4.5)
Help/Systems Holdings, Inc.	4.5
CD&R Value Building Partners I, L.P. (dba Belron)	3.9
Blue Owl Credit Income Senior Loan Fund, LLC (f/k/a ORCIC Senior Loan Fund, LLC)	3.5
LSI Financing 1 DAC	3.0
Athenahealth Group Inc.	2.9
Remaining portfolio companies	39.7
Total	$52.9

For the three months ended September 30, 2022, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to June 30, 2022. The primary drivers of our portfolio’s unrealized gains were current market conditions as compared to June 30, 2022.

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

For the nine months ended September 30, 2023, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2022. The primary drivers of our portfolio’s unrealized gains were current market conditions, including credit spreads tightening across the broader markets. As of September 30, 2023, the fair value of our debt investments as a percentage of principal was 98.4%, as compared to 97.3% as of December 31, 2022.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the nine months ended September 30, 2023 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Asurion, LLC	16.9
Notorious Topco, LLC (dba Beauty Industry Group)	(10.4)
Blue Owl Credit Income Senior Loan Fund, LLC (f/k/a ORCIC Senior Loan Fund, LLC)	8.2
Athenahealth Group Inc.	6.8
Rhea Parent, Inc.	5.4
CD&R Value Building Partners I, L.P. (dba Belron)	5.3
Olaplex, Inc.	(5.2)
Elliott Alto Co-Investor Aggregator L.P.	(4.7)
Dealer Tire, LLC	4.7
Delta TopCo, Inc. (dba Infoblox, Inc.)	4.3
Remaining portfolio companies	99.6
Total	$130.9

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

The ten largest contributors to the change in net unrealized gain (loss) on investments during the nine months ended September 30, 2022 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Asurion, LLC	$(33.5)
Athenahealth Group Inc.	(13.6)
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	12.2
CoreLogic Inc.	(9.8)
Help/Systems Holdings, Inc.	(6.6)
Dealer Tire, LLC	(5.6)
Delta TopCo, Inc. (dba Infoblox, Inc.)	(4.8)
Ivanti Software, Inc.	(4.7)
Barracuda Parent, LLC	(4.4)
USIC Holdings, Inc.	(3.8)
Remaining portfolio companies	(68.1)
Total	$(142.7)
Net Realized Gains (Losses)
The table below represents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the Three Months Ended September 30,		For the For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Net realized gain (loss) on investments	$(2,411)	$(234)	$(9,589)	$125
Net realized gain (loss) on foreign currency transactions	267	52	207	261
Net realized gain (loss)	$(2,144)	$(182)	$(9,382)	$386

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

As of September 30, 2023 and December 31, 2022, our asset coverage ratios were 205% and 193%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of September 30, 2023, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2023 we had $1.8 billion available under our credit facilities.

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

As of September 30, 2023, we had $419.4 million in cash. During the nine months ended September 30, 2023, we used $3.0 billion in cash for operating activities, primarily as a result of funding portfolio investments of $4.1 billion, partially offset by sales and repayments of portfolio investments of $0.7 billion and other operating activities of $385.1 million. Lastly, cash provided by financing activities was $3.2 billion during the period, which was the result of proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $1.5 billion, and proceeds from the issuance of shares of $2.3 billion, partially offset by $263.2 million of distributions paid and share repurchases of $280.2 million.

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
The below tables summarize transactions with respect to shares of our common stock during the following periods:

	For the Three Months Ended September 30, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	35,007,017	$329,144	5,425,168	$50,663	53,848,440	$503,958	94,280,625	$883,765
Shares/gross proceeds from the private placements	—	—	—	—	3,253,834	30,412	3,253,834	30,412
Share Transfers between classes	—	—	—	—	—	—	—	—
Reinvestment of distributions	2,292,217	21,384	664,198	6,202	4,268,507	39,933	7,224,922	67,519
Repurchased shares	(1,573,405)	(14,790)	(1,379,185)	(12,978)	(8,074,185)	(76,140)	(11,026,775)	(103,908)
Total shares/gross proceeds	35,725,829	335,738	4,710,181	43,887	53,296,596	498,163	93,732,606	877,788
Sales load	—	(2,621)	—	—	—	—	—	(2,621)
Total shares/net proceeds	35,725,829	$333,117	4,710,181	$43,887	53,296,596	$498,163	93,732,606	$875,167

	For the Three Months Ended September 30, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	25,525,944	$231,220	5,608,407	$50,343	53,594,346	$483,022	84,728,697	$764,585
Shares/gross proceeds from the private placements	—	—	—	—	3,573,813	32,219	3,573,813	32,219
Reinvestment of distributions	1,037,935	9,333	339,854	3,060	1,922,051	17,350	3,299,840	29,743
Repurchased shares	(975,399)	(8,769)	(125,759)	(1,132)	(3,660,100)	(32,978)	(4,761,258)	(42,878)
Total shares/gross proceeds	25,588,480	231,784	5,822,502	52,271	55,430,110	499,613	86,841,092	783,669
Sales load	—	(2,215)	—	—	—	—	—	(2,215)
Total shares/net proceeds	25,588,480	$229,569	5,822,502	$52,271	55,430,110	$499,613	86,841,092	$781,454

	For the Nine Months Ended September 30, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	80,662,197	$752,341	16,501,836	$152,821	140,706,099	$1,304,023	237,870,132	$2,209,185
Shares/gross proceeds from the private placements	—	—	—	—	7,594,982	70,448	7,594,982	70,448
Share Transfers between classes	(230,952)	(2,127)	—	—	230,202	2,127	(750)	—
Reinvestment of distributions	5,966,108	55,159	1,804,722	16,698	11,009,979	102,088	18,780,809	173,945
Repurchased shares	(5,687,039)	(52,800)	(3,240,174)	(30,240)	(20,384,678)	(190,235)	(29,311,891)	(273,275)
Total shares/gross proceeds	80,710,314	752,573	15,066,384	139,279	139,156,584	1,288,451	234,933,282	2,180,303
Sales load	—	(6,319)	—	(144)	—	—	—	(6,463)
Total shares/net proceeds	80,710,314	$746,254	15,066,384	$139,135	139,156,584	$1,288,451	234,933,282	$2,173,840

	For the Nine Months Ended September 30, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	119,271,531	$1,104,545	25,925,981	$238,937	199,692,008	$1,834,660	344,889,520	$3,178,142
Shares/gross proceeds from the private placements	—	—	—	—	12,152,271	111,484	12,152,271	111,484
Reinvestment of distributions	2,112,563	19,227	758,555	6,921	3,721,296	33,943	6,592,414	60,091
Repurchased shares	(2,571,103)	(23,135)	(283,888)	(2,546)	(7,567,237)	(68,370)	(10,422,228)	(94,051)
Total shares/gross proceeds	118,812,991	1,100,637	26,400,648	243,312	207,998,338	1,911,717	353,211,977	3,255,666
Sales load	—	(9,288)	—	(446)	—	—	—	(9,734)
Total shares/net proceeds	118,812,991	$1,091,349	26,400,648	$242,866	207,998,338	$1,911,717	353,211,977	$3,245,932

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

The changes to our offering price per share since the commencement of our initial continuous public offering and associated effective dates of such changes were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.32	$9.58
April 1, 2021	$9.26	$0.32	$9.58
May 1, 2021	$9.26	$0.32	$9.58
June 1, 2021	$9.28	$0.32	$9.60
July 1, 2021	$9.30	$0.33	$9.63
August 1, 2021	$9.30	$0.33	$9.63
September 1, 2021	$9.30	$0.33	$9.63
October 1, 2021	$9.31	$0.33	$9.64
November 1, 2021	$9.32	$0.33	$9.65
December 1, 2021	$9.31	$0.33	$9.64
January 1, 2022	$9.33	$0.33	$9.66
February 1, 2022	$9.33	$0.33	$9.66
March 1, 2022	$9.27	$0.32	$9.59
April 1, 2022	$9.24	$0.32	$9.56
May 1, 2022	$9.23	$0.32	$9.55
June 1, 2022	$9.02	$0.32	$9.34
July 1, 2022	$8.84	$0.31	$9.15
August 1, 2022	$9.02	$0.32	$9.34
September 1, 2022	$9.09	$0.32	$9.41
January 1, 2023	$9.06	$0.32	$9.38
February 1, 2023	$9.24	$0.32	$9.56
March 1, 2023	$9.23	$0.32	$9.55
April 1, 2023	$9.21	$0.32	$9.53
May 1, 2023	$9.21	$0.32	$9.53
June 1, 2023	$9.18	$0.32	$9.50
July 1, 2023	$9.28	$0.32	$9.60
August 1, 2023	$9.33	$0.33	$9.66
September 1, 2023	$9.37	$0.33	$9.70

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.14	$9.40
April 1, 2021	$9.26	$0.14	$9.40
May 1, 2021	$9.25	$0.14	$9.39
June 1, 2021	$9.27	$0.14	$9.41
July 1, 2021	$9.29	$0.14	$9.43
August 1, 2021	$9.29	$0.14	$9.43
September 1, 2021	$9.29	$0.14	$9.43
October 1, 2021	$9.31	$0.14	$9.45
November 1, 2021	$9.32	$0.14	$9.46

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
December 1, 2021	$9.31	$0.14	$9.45
January 1, 2022	$9.34	$0.14	$9.48
February 1, 2022	$9.33	$0.14	$9.47
March 1, 2022	$9.27	$0.14	$9.41
April 1, 2022	$9.25	$0.14	$9.39
May 1, 2022	$9.24	$0.14	$9.38
June 1, 2022	$9.04	$0.14	$9.18
July 1, 2022	$8.86	$0.13	$8.99
August 1, 2022	$9.04	$0.14	$9.18
September 1, 2022	$9.09	$0.14	$9.23
January 1, 2023	$9.07	$0.14	$9.21
February 1, 2023	$9.25	$0.14	$9.39
March 1, 2023	$9.24	$0.14	$9.38
April 1, 2023	$9.22	$0.14	$9.36
May 1, 2023	$9.22	$0.14	$9.36
June 1, 2023	$9.19	$0.14	$9.33
July 1, 2023	$9.29	$0.14	$9.43
August 1, 2023	$9.34	$0.14	$9.48
September 1, 2023	$9.38	$0.14	$9.52

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
Initial Offering Price	$10.00	$—	$10.00
March 1, 2021	$9.26	$—	$9.26
April 1, 2021	$9.26	$—	$9.26
May 1, 2021	$9.26	$—	$9.26
June 1, 2021	$9.28	$—	$9.28
July 1, 2021	$9.30	$—	$9.30
August 1, 2021	$9.30	$—	$9.30
September 1, 2021	$9.30	$—	$9.30
October 1, 2021	$9.32	$—	$9.32
November 1, 2021	$9.32	$—	$9.32
December 1, 2021	$9.31	$—	$9.31
January 1, 2022	$9.34	$—	$9.34
February 1, 2022	$9.34	$—	$9.34
March 1, 2022	$9.28	$—	$9.28
April 1, 2022	$9.26	$—	$9.26
May 1, 2022	$9.25	$—	$9.25
June 1, 2022	$9.05	$—	$9.05
July 1, 2022	$8.88	$—	$8.88
August 1, 2022	$9.06	$—	$9.06
September 1, 2022	$9.11	$—	$9.11
January 1, 2023	$9.08	$—	$9.08

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
February 1, 2023	$9.26	$—	$9.26
March 1, 2023	$9.26	$—	$9.26
April 1, 2023	$9.24	$—	$9.24
May 1, 2023	$9.24	$—	$9.24
June 1, 2023	$9.21	$—	$9.21
July 1, 2023	$9.31	$—	$9.31
August 1, 2023	$9.36	$—	$9.36
September 1, 2023	$9.39	$—	$9.39

Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were recorded during the following periods:

Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
December 5, 2022	January 31, 2023	February 24, 2023	$0.08765	$16,523	$4,296	$30,667
February 10, 2023	February 28, 2023	March 23, 2023	0.06765	12,882	3,372	24,319
February 10, 2023	March 31, 2023	April 26, 2023	0.06765	13,027	3,550	24,938
February 10, 2023	April 30, 2023	May 22, 2023	0.08765	18,233	4,956	33,691
May 9, 2023	May 31, 2023	June 26, 2023	0.06765	14,183	3,884	27,515
May 9, 2023	June 30, 2023	July 26, 2023	0.06765	14,804	3,894	28,323
May 9, 2023	July 31, 2023	August 22, 2023	0.08765	20,574	5,252	38,233
August 21, 2023	August 31, 2023	September 26, 2023	0.07010	16,878	4,262	31,886
August 21, 2023	September 30, 2023	October 26, 2023	0.07010	17,637	4,358	33,085
		Total	$0.67375	$144,741	$37,824	$272,657

(1)Distributions per share are gross of shareholder servicing fees.

Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 2, 2021	January 31, 2022	February 23, 2022	$0.05580	$3,798	$1,094	$6,348
November 2, 2021	February 28, 2022	March 24, 2022	0.05580	4,593	1,367	7,312
November 2, 2021	March 31, 2022	April 25, 2022	0.05580	5,334	1,673	8,860
February 23, 2022	April 30, 2022	May 24, 2022	0.05580	6,147	1,767	10,893
February 23, 2022	May 31, 2022	June 23, 2022	0.05580	6,896	2,003	12,307
February 23, 2022	June 30, 2022	July 26, 2022	0.05580	7,613	2,110	13,541
May 3, 2022	July 31, 2022	August 24, 2022	0.06038	8,877	2,445	15,923
May 3, 2022	August 31, 2022	September 26, 2022	0.06038	9,247	2,505	16,982
May 3, 2022	September 30, 2022	October 26, 2022	0.06643	10,779	2,902	19,803
		Total	$0.52199	$63,284	$17,866	$111,969

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

Through September 30, 2023, pursuant to the Expense Support Agreement which was terminated by the Adviser on March 7, 2023, a portion of our distributions resulted from expense support from the Adviser. The purpose of this arrangement was to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

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

	For the Nine Months Ended September 30, 2023
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.67375	$455,222	100.0%
Total	$0.67375	$455,222	100.0%

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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
August 25, 2021	D	September 30, 2021	$55	$9.31	5,933
August 25, 2021	I	September 30, 2021	$291	$9.32	31,255
November 26, 2021	S	December 30, 2021	$150	$9.33	16,129
November 26, 2021	D	December 30, 2021	$51	$9.34	5,394
November 26, 2021	I	December 30, 2021	$1,213	$9.34	129,828
February 25, 2022	S	March 31, 2022	$6,001	$9.24	649,420
February 25, 2022	D	March 31, 2022	$304	$9.25	32,853
February 25, 2022	I	March 31, 2022	$16,978	$9.26	1,833,520
May 25, 2022	S	June 30, 2022	$8,365	$8.84	946,284
May 25, 2022	D	June 30, 2022	$1,110	$8.86	125,276
May 25, 2022	I	June 30, 2022	$18,414	$8.88	2,073,617
August 25, 2022	S	September 30, 2022	$8,769	$8.99	975,399
August 25, 2022	D	September 30, 2022	$1,132	$9.00	125,759
August 25, 2022	I	September 30, 2022	$33,853	$9.01	3,757,292
February 28, 2023	S	March 31, 2023	$21,643	$9.21	2,349,994
February 28, 2023	D	March 31, 2023	$3,453	$9.22	374,566
February 28, 2023	I	March 31, 2023	$68,023	$9.24	7,361,842
May 31, 2023	S	June 30, 2023	$16,367	$9.28	1,763,641
May 31, 2023	D	June 30, 2023	$13,809	$9.29	1,486,423
May 31, 2023	I	June 30, 2023	$46,072	$9.31	4,948,651
August 24, 2023	S	September 30, 2023	$14,790	$9.40	1,573,405
August 24, 2023	D	September 30, 2023	$12,978	$9.41	1,379,185
August 24, 2023	I	September 30, 2023	$76,140	$9.43	8,074,185

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$1,845,000	$603,086	$1,241,914	$591,651
SPV Asset Facility I	525,000	495,000	24,692	488,762
SPV Asset Facility II	1,800,000	1,718,000	82,000	1,710,071
SPV Asset Facility III	750,000	555,000	62,916	550,812
SPV Asset Facility IV	500,000	55,000	270,654	51,192
SPV Asset Facility V	300,000	200,000	33,231	196,571
SPV Asset Facility VI	750,000	20,000	123,020	12,922
CLO VIII	290,000	290,000	—	287,859
CLO XI	260,000	260,000	—	258,198
CLO XII	260,000	260,000	—	258,155
March 2025 Notes	500,000	500,000	—	496,836
September 2026 Notes	350,000	350,000	—	344,980
February 2027 Notes	500,000	500,000	—	494,788
September 2027 Notes	600,000	600,000	—	592,720
June 2028 Notes	650,000	650,000	—	639,804
Total Debt	$9,880,000	$7,056,086	$1,838,427	$6,975,321

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying values of the Company's Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, SPV Asset Facility V, SPV Asset Facility VI, CLO VIII, CLO XI, CLO XII, March 2025 Notes, September 2026 Notes, February 2027 Notes, September 2027 Notes, and June 2028 Notes are presented net of unamortized debt issuance costs of $11.5 million, $6.2 million, $7.9 million, $4.2 million, $3.8 million, $3.4 million, $7.1 million, $2.1 million, $1.8 million, $1.8 million, $3.2 million, $5.0 million, $5.2 million, $7.3 million, and $10.3 million, respectively.
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
(3)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.

The below table represents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Interest expense	$122,244	$58,806	$317,732	$106,218
Amortization of debt issuance costs	4,596	2,967	12,727	7,036
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items(1)	502	—	1029	—
Total Interest Expense	$127,342	$61,773	$331,488	$113,254
Average interest rate	7.2%	4.6%	6.8%	4.2%
Average daily borrowings	$6,636,362	$4,989,751	$6,150,468	$3,328,010

(1)Refer to the September 2027 Notes for details on the interest rate swap.

The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Promissory Note(5)
September 30, 2023 (unaudited)	$—	$—	—	N/A
December 31, 2022	$—	$—	—	N/A
SPV Asset Facility I
September 30, 2023 (unaudited)	$495.0	$2,047.0	—	N/A
December 31, 2022	$440.4	$1,927.2	—	N/A
SPV Asset Facility II
September 30, 2023 (unaudited)	$1,718.0	$2,047.0	—	N/A
December 31, 2022	$1,538.0	$1,927.2	—	N/A
SPV Asset Facility III
September 30, 2023 (unaudited)	$555.0	$2,047.0	—	N/A
December 31, 2022	$555.0	$1,927.2	—	N/A
SPV Asset Facility IV
September 30, 2023 (unaudited)	$55.0	$2,047.0	—	N/A
December 31, 2022	$465.0	$1,927.2	—	N/A
SPV Asset Facility V
September 30, 2023 (unaudited)	$200.0	$2,047.0	—	N/A
December 31, 2022	$—	$—	—	N/A
SPV Asset Facility VI
September 30, 2023 (unaudited)	$20.0	$2,047.0	—	N/A
December 31, 2022	$—	$—	—	N/A
CLO VIII
September 30, 2023 (unaudited)	$290.0	$2,047.0	—	N/A
December 31, 2022	$290.0	$1,927.2	—	N/A
CLO XI
September 30, 2023 (unaudited)	$260.0	$2,047.0	—	N/A
December 31, 2022	$—	$—	—	N/A
CLO XII
September 30, 2023 (unaudited)	$260.0	$2,047.0	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2022	$—	$—	—	N/A
Revolving Credit Facility
September 30, 2023 (unaudited)	$603.1	$2,047.0	—	N/A
December 31, 2022	$302.3	$1,927.2	—	N/A
September 2026 Notes
September 30, 2023 (unaudited)	$350.0	$2,047.0	—	N/A
December 31, 2022	$350.0	$1,927.2	—	N/A
February 2027 Notes
September 30, 2023 (unaudited)	$500.0	$2,047.0	—	N/A
December 31, 2022	$500.0	$1,927.2	—	N/A
September 2027 Notes
September 30, 2023 (unaudited)	$600.0	$2,047.0	—	N/A
December 31, 2022	$600.0	$1,927.2	—	N/A
June 2028 Notes
September 30, 2023 (unaudited)	$650.0	$2,047.0	—	N/A
December 31, 2022	$—	$—	—	N/A
March 2025 Notes
September 30, 2023 (unaudited)	$500.0	$2,047.0	—	N/A
December 31, 2022	$500.0	$1,927.2	—	N/A

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

The maximum principal amount of the Revolving Credit Facility is $1.845 billion (increased from $1.550 billion to $1.775 billion on September 22, 2022, increased from $1.775 billion to $1.795 billion on October 5, 2022 and subsequently increased from $1.795 billion to $1.845 billion on November 22, 2022), subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $2.325 billion through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.

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

SPV Asset Facility II

On October 5, 2021 (the "SPV Asset Facility II Closing Date"), Core Income Funding II LLC (“Core Income Funding II”), a Delaware limited liability company and our newly formed subsidiary entered into a loan and financing and servicing agreement (as amended through the date here of, the “SPV Asset Facility II”), with Core Income Funding II, as borrower, us, as equityholder and service provider, the lenders from time to time parties thereto (the "SPV Asset Facility II Lenders"), Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as collateral agent, and Alter Domus (US) LLC as collateral custodian. The following describes the terms of the SPV Asset Facility II as amended through August 1, 2022 (the "SPV Asset Facility II Sixth Amendment Date").

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

SPV Asset Facility VI

On August 29, 2023 (the “SPV Asset Facility VI Closing Date”), Core Income Funding VI LLC (“Core Income Funding VI”), a Delaware limited liability company and newly formed subsidiary of ours, entered into a Credit Agreement (the “SPV Asset Facility VI”), with Core Income Funding VI LLC, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility VI Lenders”), The Bank of Nova Scotia, as Administrative Agent, State Street Bank and Trust Company as Collateral Agent and Alter Domus (US) LLC as Document Custodian.

From time to time, we expect to sell and contribute certain investments to Core Income Funding VI pursuant to a Sale and Contribution Agreement by and between us and Core Income Funding VI. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility VI will be used to finance the origination and acquisition of eligible assets by Core Income Funding VI, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Core Income Funding VI through our ownership of Core Income Funding VI. The maximum principal amount of the SPV Asset Facility VI is $750 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of Core Income Funding VI’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

The SPV Asset Facility VI provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility VI for a period of up to two years after the SPV Asset Facility VI Closing Date unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility VI (the “SPV Asset Facility VI Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility VI will mature on August 29, 2032 (the “SPV Asset Facility VI Stated Maturity”). Prior to the SPV Asset Facility VI Stated Maturity, proceeds received by Core Income Funding VI from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility VI Stated Maturity, Core Income Funding VI must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.

Amounts drawn bear interest at Term SOFR plus an applicable margin that ranges from 1.85% to 2.85% depending on a ratio of broadly syndicated loans to middle market loans in the collateral during the SPV Asset Facility VI Reinvestment Period. From the SPV Asset Facility VI Closing Date to the SPV Asset Facility VI Commitment Termination Date, there is a commitment fee that steps up during the year after the SPV Asset Facility VI Closing Date from 0.00% to 0.55% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility VI. The SPV Asset Facility VI contains customary covenants, including certain financial maintenance covenants, limitations on the activities of Core Income Funding VI, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility VI is secured by a perfected first priority security interest in the assets of Core Income Funding VI and on any payments received by Core Income Funding VI in respect of those assets. Assets pledged to the Lenders will not be available to pay our debts.

Borrowings of Core Income Funding VI are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

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

As part of the CLO VIII Transaction, we entered into a loan sale agreement with the CLO VIII Issuer dated as of the CLO VIII Closing Date, which provided for the sale and contribution of approximately $143.098 million funded par amount of middle market loans from us to the CLO VIII Issuer on the CLO VIII Closing Date and for future sales from us to the CLO VIII Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO VIII Debt. The remainder of the initial portfolio assets securing the CLO VIII Debt consisted of approximately $113.025 million funded par amount of middle market loans purchased by the CLO VIII Issuer from Core Income Funding I LLC, our wholly-owned subsidiary, under an additional loan sale agreement executed on the CLO VIII Closing Date between the CLO VIII Issuer and Core Income Funding I LLC. No gain or loss was recognized as a result of these sales and contributions. We and Core Income Funding I LLC each made customary representations, warranties, and covenants to the CLO VIII Issuer under the applicable loan sale agreement.

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

CLO XI

On May 24, 2023 (the “CLO XI Closing Date”), we completed a $395.8 million term debt securitization transaction (the “CLO XI Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO XI Transaction and the secured loan borrowed in the CLO XI Transaction were issued and incurred, as applicable, by our consolidated subsidiary CLO XI, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XI Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO XI Issuer.

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

As part of the CLO XI Transaction, we entered into a loan sale agreement with the CLO XI Issuer dated as of the CLO XI Closing Date, which provided for the contribution of approximately $96.4 million funded par amount of middle market loans from us to the CLO XI Issuer on the CLO XI Closing Date and for future sales from us to the CLO XI Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XI Debt. No gain or loss was recognized as a result of these sales and contributions. The remainder of the initial portfolio assets securing the CLO XI Debt consisted of approximately $260.6 million funded par amount of middle market loans purchased by the CLO XI Issuer from Core Income Funding IV LLC, our wholly-owned subsidiary, under an additional loan sale agreement executed on the CLO XI Closing Date between the CLO XI Issuer and Core Income Funding IV LLC (the “Core Income Funding IV Loan Sale Agreement”). We and Core Income Funding IV LLC each made customary representations, warranties, and covenants to the CLO XI Issuer under the applicable loan sale agreement.

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

CLO XII

On July 18, 2023 (the “CLO XII Closing Date”), we completed a $396.5 million term debt securitization transaction (the “CLO XII Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO XII Transaction and the secured loan borrowed in the CLO XII Transaction were issued and incurred, as applicable, by our consolidated subsidiary Owl Rock CLO XII, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XII Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO XII Issuer.

The CLO XII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO XII Closing Date (the “CLO XII Indenture”), by and among the CLO XII Issuer and State Street Bank and Trust Company: (i) $90 million of AAA(sf) Class A-1A Notes, which bear interest at three-month term SOFR plus 2.55%, (ii) $22 million of AAA(sf) Class A-1B Notes, which bear interest at 6.37%, (iii) $8 million of AAA(sf) Class A-2 Notes, which bear interest at three-month term SOFR plus 3.10% and (iv) $24 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.55% (together, the “CLO XII Secured Notes”) and (B) the borrowing by the CLO XII Issuer of $116 million under floating rate Class A-1L loans (the “CLO XII Class A-1L Loans” and together with the CLO XII Secured Notes, the “CLO XII Debt”). The CLO XII Class A-1L Loans bear interest at three-month term SOFR plus 2.55%. The CLO XII Class A-1L Loans were borrowed under a credit agreement (the “CLO XII Class A-1L Credit Agreement”), dated as of the CLO XII Closing Date, by and among the CLO XII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XII Debt is secured by middle market loans, participation interests in middle market loans and other assets of the CLO XII Issuer. The CLO XII Debt is scheduled to mature on July 20, 2034. The CLO XII Secured Notes were privately placed by BofA Securities, Inc. as Initial Purchaser.

Concurrently with the issuance of the CLO XII Secured Notes and the borrowing under the CLO XII Class A-1L Loans, the CLO XII Issuer issued approximately $136.5 million of subordinated securities in the form of 136,500 preferred shares at an issue price of U.S. $1,000 per share (the “CLO XII Preferred Shares”). The CLO XII Preferred Shares were issued by the CLO XII Issuer as part of its issued share capital and are not secured by the collateral securing the CLO XII Debt. We purchased all of the CLO XII Preferred Shares. We act as retention holder in connection with the CLO XII Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO XII Preferred Shares.

As part of the CLO XII Transaction, we entered into a loan sale agreement with the CLO XII Issuer dated as of the CLO XII Closing Date (the “CLO XII OCIC Loan Sale Agreement”), which provided for the contribution of approximately $77.963 million funded par amount of middle market loans from us to the CLO XII Issuer on the CLO XII Closing Date and for future sales from us to the CLO XII Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XII Debt. The remainder of the initial portfolio assets securing the CLO XII Debt consisted of approximately $295.704 million funded par amount of middle market loans purchased by the CLO XII Issuer from Core Income Funding III LLC, a wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the CLO XII Closing Date between the CLO XII Issuer and Core Income Funding III LLC (the “CLO XII Core Income Funding III Loan Sale Agreement”). No gain or loss was recognized as a result of these sales and contributions. We and Core Income Funding III LLC each made customary representations, warranties, and covenants to the CLO XII Issuer under the applicable loan sale agreement.

Through July 20, 2026, a portion of the proceeds received by the CLO XII Issuer from the loans securing the CLO XII Debt may be used by the CLO XII Issuer to purchase additional middle market loans under the direction of the Adviser in its capacity as collateral manager for the CLO XII Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans.

The CLO XII Debt is the secured obligation of the CLO XII Issuer, and the CLO XII Indenture and CLO XII Class A-1L Credit Agreement each include customary covenants and events of default. The CLO XII Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.

The Adviser will serve as collateral manager for the CLO XII Issuer under a collateral management agreement dated as of the CLO XII Closing Date (the “Collateral Management Agreement”). The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Amended and Restated Investment Advisory Agreement, dated May 18, 2021, between the Adviser and us will be offset by the amount of the collateral management fee attributable to the CLO XII Issuer’s equity or notes owned by us.

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

September 2026 Notes

On September 23, 2021, we issued $350 million aggregate principal amount of 3.125% notes due 2026 (the notes initially issued on September 23, 2021, together with the registered notes issued in the exchange offer described below, the “September 2026 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. When initially issued, the September 2026 Notes were not registered under the Securities Act and could not be offered or sold in the United States absent registration or an applicable exemption from registration.

The September 2026 Notes were issued pursuant to the Base Indenture, and the First Supplemental Indenture (together, the “September 2026 Indenture”). The September 2026 Notes will mature on September 23, 2026 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the September 2026 Indenture. The September 2026 Notes initially bear interest at a rate of 3.125% per year payable semi-annually on March 23 and September 23 of each year, commencing on March 23, 2022. Concurrent with the issuance of the September 2026 Notes, we entered into a Registration Rights (the "September 2026 Registration Rights Agreement") Agreement for the benefit of the purchasers of the September 2026 Notes. Pursuant to the terms of the September 2026 Registration Rights Agreement, we filed a registration statement with the SEC and, on July 25, 2022, commenced an offer to exchange the notes initially issued on September 23, 2021 for newly issuer registered notes with substantially similar terms, which expired on August 23, 2022 and was completed promptly thereafter.

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

February 2027 Notes

On February 8, 2022, we issued $500 million aggregate principal amount of 4.70% notes due 2027 (the notes initially issued on February 8, 2022, together with the registered notes issued in the exchange offer described below, the “February 2027 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. When initially issued, the February 2027 Notes were not been registered under the Securities Act and could not be offered or sold in the United States absent registration or an applicable exemption from registration.

The February 2027 Notes were issued pursuant to the Base Indenture and the Second Supplemental Indenture (together, the “February 2027 Indenture”). The February 2027 Notes will mature on February 8, 2027 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the February 2027 Indenture. The February 2027 Notes initially bear interest at a rate of 4.70% per year payable semi-annually on February 8 and August 8 of each year, commencing on August 8, 2022. Concurrent with the issuance of the February 2027 Notes we entered into a Registration Rights Agreement (the “February 2027 Registration Rights Agreement”) for the benefit of the purchasers of the February 2027 Notes. Pursuant to the terms of the February 2027 Registration Rights Agreement we filed a registration statement with the SEC and, on July 25, 2022, commenced an offer to exchange the notes initially issued on February 8, 2022 for newly issuer registered notes with substantially similar terms, which expired on August 23, 2022 and was completed promptly thereafter.

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

March 2025 Notes

On March 29, 2022, we issued $500 million aggregate principal amount of its 5.500% notes due 2025 (the notes initially issued on March 29, 2022, together with the registered notes issued in the exchange offer described below, the “March 2025 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale by the Initial Purchasers to persons they reasonably believe to be qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. When initially issued, the March 2025 Notes were not registered under the Securities Act and could not be offered or sold in the United States absent registration or an applicable exemption from registration.

The March 2025 Notes were issued pursuant to the Base Indenture and the Third Supplemental Indenture (together, the “March 2025 Indenture”). The March 2025 Notes will mature on March 21, 2025 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the March 2025 Indenture. The March 2025 Notes bear interest at a rate of 5.500% per year payable semi-annually on March 21 and September 21 of each year, commencing on September 21, 2022. Concurrent with the issuance of the March 2025 Notes, we in connection with the offering, we entered into a Registration Rights Agreement, dated as of March 29, 2022 (the “March 2025 Registration Rights Agreement”), for the benefit of the purchasers of the March 2025 Notes. Pursuant to the terms of the March 2025 Registration Rights Agreement, we filed a registration statement with the SEC and, on July 25, 2022, commenced an offer to exchange the notes initially issued on March 29, 2022 for newly issuer registered notes with substantially similar terms, which expired on August 23, 2022 and was completed promptly thereafter.

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

September 2027 Notes

On September 16, 2022, we issued $600 million aggregate principal amount of 7.750% notes due 2027 (the notes initially issued on September 16, 2022, together with the registered notes issued in the exchange offer described below, the “September 2027 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. When initially issued, the September 2027 Notes were not registered under the Securities Act and could not be offered or sold in the United States absent registration or an applicable exemption from registration.

The September 2027 Notes were issued pursuant to the Base Indenture and the Fourth Supplemental Indenture (together, the “September 2027 Indenture”). The September 2027 Notes will mature on September 16, 2027 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the September 2027 Indenture. The September 2027 Notes bear interest at a rate of 7.750% per year payable semi-annually on March 16 and September 16 of each year, commencing on March 16, 2023. Concurrent with the issuance of the September 2027 Notes, we entered into a Registration Rights Agreement (the “September 2027 Registration Rights Agreement”) for the benefit of the purchasers of the September 2027 Notes. Pursuant to the terms of the September 2027 Registration Rights Agreement, we filed a registration statement with the SEC and, on July 12, 2023, commenced an offer to exchange the notes initially issued on September 16, 2022 for newly issuer registered notes with substantially similar terms, which expired on August 23, 2023 and was completed promptly thereafter.

The September 2027 Notes are our direct, general unsecured obligations and rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the September 2027 Notes. The September 2027 Notes rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior to the September 2027 Notes. The September 2027 Notes rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The September 2027 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

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

In connection with the issuance of the September 2027 Notes, on October 18, 2022 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $600.0 million. We will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.84%. The interest rate swaps mature on September 16, 2027. For the three months ended September 30, 2023 we made a periodic payment of $4.2 million. For the nine months ended September 30, 2023 we made periodic payments of $4.9 million. The interest expense related to the September 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2023, the interest rate swap had a fair value of $(11.0) million ($(0.6) million net of the present value of the cash flows of the September 2027 Notes). As of December 31, 2022, the interest rate swap had a fair value of $4.0 million ($0.4 million net of the present value of the cash flows of the September 2027 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

June 2028 Notes

On June 13, 2023, we issued $500 million aggregate principal amount of our 7.950% notes due 2028 and on July 14, we issued an additional $150 million aggregate principal amount of our 7.950% notes due 2028 (together, the “June 2028 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The June 2028 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of the following periods, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2023	December 31, 2022
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$9,788	$45,000
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	9,909	43,432
Abacus Life, Inc.	First lien senior secured delayed draw term loan	9,375	—

Portfolio Company	Investment	September 30, 2023	December 31, 2022
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	—	186
ACR Group Borrower, LLC	First lien senior secured revolving loan	337	537
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	352	—
AmeriLife Holdings LLC	First lien senior secured revolving loan	13,561	16,273
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	10,848	10,849
Anaplan, Inc.	First lien senior secured revolving loan	16,528	16,528
Apex Service Partners, LLC	First lien senior secured revolving loan	1,725	1,725
Appfire Technologies, LLC	First lien senior secured revolving loan	1,633	1,539
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	11,285	16,366
Aramsco, Inc.	First lien senior secured revolving loan	2,151	—
Aramsco, Inc.	First lien senior secured delayed draw term loan	223	—
Armstrong Bidco Ltd. (dba The Access Group)	First lien senior secured delayed draw term loan	—	3,734
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	5,106	5,106
Associations, Inc.	First lien senior secured revolving loan	4,829	4,829
Associations, Inc.	First lien senior secured delayed draw term loan	13,544	56,283
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	—	3,631
Avalara, Inc.	First lien senior secured revolving loan	7,045	7,045
Adenza Group, Inc.	First lien senior secured delayed draw term loan	—	2,145
Adenza Group, Inc.	First lien senior secured revolving loan	2,591	2,591
AWP Group Holdings, Inc.	First lien senior secured delayed draw term loan	7,024	—
AWP Group Holdings, Inc.	First lien senior secured revolving loan	3,454	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	20,128	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	15,096	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,274	1,062
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	24,595	31,034
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	3,931	4,655
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	161	161
BELMONT BUYER, INC. (dba Valenz)	First lien senior secured delayed draw term loan	7,980	—
BELMONT BUYER, INC. (dba Valenz)	First lien senior secured revolving loan	6,650	—
Brightway Holdings, LLC	First lien senior secured revolving loan	1,053	2,105

Portfolio Company	Investment	September 30, 2023	December 31, 2022
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	581	917
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	1,157	1,157
Canadian Hospital Specialties Ltd.	First lien senior secured delayed draw term loan	—	637
Canadian Hospital Specialties Ltd.	First lien senior secured revolving loan	146	248
Certinia, Inc.	First lien senior secured revolving loan	4,412	—
CivicPlus, LLC	First lien senior secured revolving loan	2,064	2,245
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	3,750	3,750
Community Brands ParentCo, LLC	First lien senior secured revolving loan	1,875	1,875
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	14,183	14,183
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	14,183	14,183
Coupa Holdings, LLC	First lien senior secured revolving loan	1,664	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	2,174	—
CPM Holdings, Inc.	First lien senior secured revolving loan	5,000	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	—	5,712
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	9,963	9,963
Dermatology Intermediate Holdings III, Inc.	First lien senior secured delayed draw term loan	—	278
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	—	9,553
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	—
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	—	3,199
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	2,710	1,955
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	9,667	3,867
Entrata, Inc.	First lien senior secured revolving loan	513	—
EOS U.S. Finco LLC	First lien senior secured delayed draw term loan	10,112	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	200	200
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	676	676
Finastra USA, Inc.	First lien senior secured revolving loan	13,473	—
Formerra, LLC	First lien senior secured delayed draw term loan	54	211
Formerra, LLC	First lien senior secured revolving loan	479	526
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	—	191
Fortis Solutions Group, LLC	First lien senior secured revolving loan	6,747	5,848

Portfolio Company	Investment	September 30, 2023	December 31, 2022
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	—	31,894
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,182	3,182
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	791	791
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	4,274	—
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured delayed draw term loan	14,090	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	7,600	7,600
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,004	1,506
Global Music Rights, LLC	First lien senior secured revolving loan	7,500	7,500
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured delayed draw term loan	—	870
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	577	88
Granicus, Inc.	First lien senior secured revolving loan	87	107
Grayshift, LLC	First lien senior secured revolving loan	2,419	2,419
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	90	86
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	7,059	9,811
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	8,745	6,996
Home Service TopCo IV, Inc.	First lien senior secured revolving loan	3,359	—
Home Service TopCo IV, Inc.	First lien senior secured delayed draw term loan	8,397	—
Hyland Software, Inc.	First lien senior secured revolving loan	6,978	—
Hyperion Refinance S.a.r.l (dba Howden Group)	First lien senior secured delayed draw term loan	—	92,823
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	—	732
Ideal Image Development, LLC	First lien senior secured revolving loan	—	915
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	6,164	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	3,613	2,168
IMO Investor Holdings, Inc.	First lien senior secured delayed draw term loan	3,623	4,963
IMO Investor Holdings, Inc.	First lien senior secured revolving loan	2,085	2,010
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	—	31,750
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	10,583	10,583
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	5,450	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	23,574	—
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	12,716	—

Portfolio Company	Investment	September 30, 2023	December 31, 2022
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	5,934	—
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	74	83
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured delayed draw term loan	—	18,414
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured delayed draw term loan	4,343	8,048
Intelerad Medical Systems Incorporated	First lien senior secured revolving loan	621	1
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	4,213	1,739
Kaseya Inc.	First lien senior secured delayed draw term loan	4,077	4,342
Kaseya Inc.	First lien senior secured revolving loan	3,256	4,342
KBP Brands, LLC	First lien senior secured delayed draw term loan	743	743
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	5,486	16,625
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	12,134	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	10,944	—
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	1,539	3,415
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured delayed draw term loan	6,360	8,748
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	10,127	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured delayed draw term loan	14,606	—
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	—	9,559
Lignetics Investment Corp.	First lien senior secured revolving loan	382	4,588
ManTech International Corporation	First lien senior secured delayed draw term loan	2,164	3,360
ManTech International Corporation	First lien senior secured revolving loan	1,806	1,806
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	21,702	28,401
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	8,038	8,038
Medline Borrower, LP	First lien senior secured revolving loan	2,020	2,020
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	1,643	3,071
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,765	1,765
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	13,282	15,819
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	2,610	2,373
Mitnick Corporate Purchaser, Inc.	First lien senior secured revolving loan	9,375	8,713
Natural Partners, LLC	First lien senior secured revolving loan	5,063	5,063
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	4,118	—

Portfolio Company	Investment	September 30, 2023	December 31, 2022
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	—	1,039
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	3,521	3,521
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	4,930	4,401
OAC Holdings I Corp. (dba Omega Holdings)	First lien senior secured revolving loan	2,572	1,139
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	4,369	5,222
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	8,469	8,469
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3,302	3,302
Omnia Partners, LLC	First lien senior secured delayed draw term loan	172	—
OneOncology LLC	First lien senior secured revolving loan	14,269	—
OneOncology LLC	First lien senior secured delayed draw term loan	26,754	—
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	10,148	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	17,905	17,906
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	88	70
PCF Holdco, LLC (dba PCF Insurance Services)	Series A Preferred Units	6,798	—
Pediatric Associates Holding Company, LLC	First lien senior secured delayed draw term loan	—	1,776
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	—	8,891
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	2,570	2,570
Ping Identity Holding Corp.	First lien senior secured revolving loan	2,182	2,182
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured delayed draw term loan	28,553	28,553
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured revolving loan	9,790	12,237
Pluralsight, LLC	First lien senior secured revolving loan	146	196
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	11,854	8,653
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	—	19,248
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	10,076	—
QAD, Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	355	236
Relativity ODA LLC	First lien senior secured revolving loan	435	435
Sailpoint Technologies Holdings, Inc.	First lien senior secured revolving loan	5,718	5,718
Securonix, Inc.	First lien senior secured revolving loan	5,339	5,339

Portfolio Company	Investment	September 30, 2023	December 31, 2022
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	12,275	—
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	11,770	16,049
Smarsh Inc.	First lien senior secured delayed draw term loan	10,381	10,381
Smarsh Inc.	First lien senior secured revolving loan	830	5,190
Sonny's Enterprises, LLC	First lien senior secured revolving loan	25,158	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	26,532	—
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	—	315
Southern Air & Heat Holdings, LLC	First lien senior secured revolving loan	259	203
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	28,750	—
Spotless Brands, LLC	First lien senior secured revolving loan	1,461	1,461
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured delayed draw term loan	12,267	—
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured revolving loan	6,133	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	1,953	3,626
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	—	13,947
Tahoe Finco, LLC	First lien senior secured revolving loan	6,279	6,279
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	4,455	4,388
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,768	7,768
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured delayed draw term loan	—	10,317
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	3,198	4,746
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	11,699	12,555
The Shade Store, LLC	First lien senior secured revolving loan	3,818	4,909
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	112	470
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	—	1,306
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	—	10,000
Troon Golf, L.L.C.	First lien senior secured revolving loan	7,207	7,207
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	2,000	1,475
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	—	3,045
Unified Women's Healthcare, LP	First lien senior secured revolving loan	6,259	8,120
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	1,096
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	106	113

Portfolio Company	Investment	September 30, 2023	December 31, 2022
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	267	—
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
Zendesk, Inc.	First lien senior secured delayed draw term loan	30,080	30,080
Zendesk, Inc.	First lien senior secured revolving loan	12,386	12,386
Total Unfunded Portfolio Company Commitments		$1,045,971	$1,067,317

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

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of us in the amount of $2.1 million for the period from April 22, 2020 (Inception) to September 30, 2023, of which $2.1 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2023, management was not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities and notes as of September 30, 2023, is as follows:

($ in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 years
Revolving Credit Facility	$603,086	$—	$—	$603,086	$—
SPV Asset Facility I	495,000	—	—	—	495,000
SPV Asset Facility II	1,718,000	—	—	1,718,000	—
SPV Asset Facility III	555,000	—	—	555,000	—
SPV Asset Facility IV	55,000	—	—	—	55,000
SPV Asset Facility V	200,000	—	—	200,000	—
SPV Asset Facility VI	20,000	—	—	20,000	—
CLO VIII	290,000	—	—	—	290,000
CLO XI	260,000	—	—	—	260,000
CLO XII	260,000	—	—	—	260,000
September 2026 Notes	350,000	—	—	350,000	—
February 2027 Notes	500,000	—	—	500,000	—
September 2027 Notes	600,000	—	—	600,000	—
March 2025 Notes	500,000	—	500,000	—	—
June 2028 Notes	650,000	—	—	650,000	—
Total Contractual Obligations	$7,056,086	$—	$500,000	$5,196,086	$1,360,000

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

Financial and Derivative Instruments

Rule 18f-4 was adopted by the SEC in December 2020 and became effective in August 2022. Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. The Company currently qualifies as a “limited derivatives user” and expects to continue to do so. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. The Company adopted a derivatives policy by Rule 18f-4’s August 2022 compliance date, and complies with the recordkeeping requirements.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes accretion and amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. PIK dividends represent accrued dividends that are added to the shares held of the equity investment on the respective interest payment dates rather than being paid in cash and generally becomes due at a certain trigger date. For the three months ended September 30, 2023, PIK interest income and PIK dividend income earned was $35.7 million, representing 8.7% of total investment income. For the nine months ended September 30, 2023, PIK interest income and PIK dividend income earned was $103.0 million, representing 9.6% of total investment income. For the three months ended September 30, 2022, PIK interest income and PIK dividend income earned was $25.4 million, representing 12.4% of total investment income. For the nine months ended September 30, 2022, PIK interest income and PIK dividend income earned was $46.2 million, representing 11.4% of total investment income. Discounts and premiums to par value on securities purchased are accreted or amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of premiums or discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

Recent Developments

Revolving Credit Facility Amendment

On November 2, 2023, we entered into the First Amendment to the Revolving Credit Facility (the “First Amendment”), which amends the Revolving Credit Facility. The parties to the First Amendment include us, as Borrower, the subsidiary guarantors party thereto solely with respect to Section 6.9 therein, the lenders party thereto and Sumitomo Mitsui Banking Corporation, as Administrative Agent. The First Amendment, among other things, (i) solely with respect to the commitments of extending lenders, extends the revolver availability period from August 2026 to November 2027, (ii) solely with respect to the commitments of extending lenders, extends the scheduled maturity date from August 2027 to November 2028, (iii) converts a portion of the existing revolver availability into term loan availability, (iv) increases the total facility amount from $1.845 billion to $1.895 billion, (v) increases the accordion provision to permit increases to a total facility amount of up to $2.843 billion, and (vi) reduces the credit adjustment spread for Term Benchmark Loans from 0.10% for one-month tenor Loans, 0.15% for three-month tenor Loans and 0.25% for six-month tenor Loans to 0.10% for all Loan tenors.

Amended and Restated Bylaws

On November 6, 2023, the Board approved Amended and Restated Bylaws (the “Third Amended and Restated Bylaws”), to be effective as of November 6, 2023. The Third Amended and Restated Bylaws clarify that the exclusive forum provisions do not apply to claims arising under state law. All of the other provisions of our bylaws shall remain in full force and effect.

Equity Raise

As of November 9, 2023, we have issued 293,846,783 shares of Class S common stock, 67,125,461 shares of Class D common stock, and 511,358,549 shares of Class I common stock and have raised total gross proceeds of $2.7 billion, $0.6 billion, and $4.7 billion, respectively, including seed capital of $1,000 contributed by our Adviser in September 2020 and approximately $25.0 million in gross proceeds raised from Feeder FIC Equity. In addition, we received $427.0 million in subscription payments which we accepted on November 1, 2023 and which is pending our determination of the net asset value per share applicable to such purchase.

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

As of September 30, 2023, 98.8% of our debt investments based on fair value were at floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.7%.

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$395.8	$(148.9)	$246.9
Up 200 basis points	$263.9	$(99.3)	$164.6
Up 100 basis points	$131.9	$(49.6)	$82.3
Down 100 basis points	$(131.6)	$49.6	$(82.0)
Down 200 basis points	$(263.1)	$99.3	$(163.8)
Down 300 basis points	$(394.7)	$148.9	$(245.8)

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

Credit Risk

We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of September 30, 2023 and December 31, 2022, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.

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

(b)Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC. In order to satisfy the reinvestment portion of our dividends for the nine months ended September 30, 2023, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price	Share Class
February 24, 2023	January 31, 2023	687,028	$9.24	Class S
February 24, 2023	January 31, 2023	204,137	$9.25	Class D
February 24, 2023	January 31, 2023	1,232,682	$9.26	Class I
March 23, 2023	February 28, 2023	541,897	$9.23	Class S
March 23, 2023	February 28, 2023	161,442	$9.24	Class D
March 23, 2023	February 28, 2023	982,289	$9.26	Class I
April 26, 2023	March 31, 2023	550,369	$9.21	Class S
April 26, 2023	March 31, 2023	171,791	$9.22	Class D
April 26, 2023	March 31, 2023	1,033,295	$9.24	Class I
May 22, 2023	April 30, 2023	783,932	$9.21	Class S
May 22, 2023	April 30, 2023	249,352	$9.22	Class D
May 22, 2023	April 30, 2023	1,403,674	$9.24	Class I
June 26, 2023	May 31, 2023	615,928	$9.18	Class S
June 26, 2023	May 31, 2023	198,660	$9.19	Class D
June 26, 2023	May 31, 2023	1,184,501	$9.21	Class I
July 26, 2023	June 30, 2023	645,540	$9.28	Class S
July 26, 2023	June 30, 2023	196,893	$9.29	Class D
July 26, 2023	June 30, 2023	1,224,110	$9.31	Class I
August 22, 2023	July 31, 2023	905,796	$9.33	Class S
August 22, 2023	July 31, 2023	261,746	$9.34	Class D
August 22, 2023	July 31, 2023	1,667,038	$9.36	Class I
September 26, 2023	August 31, 2023	740,881	$9.37	Class S
September 26, 2023	August 31, 2023	205,559	$9.38	Class D
September 26, 2023	August 31, 2023	1,377,359	$9.39	Class I

Date of Issuance	Record Date	Number of Shares	Purchase Price	Share Class
October 26, 2023	September 30, 2023	1,573,405	$9.40	Class S
October 26, 2023	September 30, 2023	1,379,185	$9.41	Class D
October 26, 2023	September 30, 2023	8,074,185	$9.43	Class I

We commenced a share repurchase program pursuant to which we intend to conduct quarterly repurchase offers to allow our shareholders to tender their shares at a price equal to the net offering price per share for the applicable class of shares on each date of repurchase.

Our Board has complete discretion to determine whether we will engage in any share repurchase, and if so, the terms of such repurchase. At the discretion of our Board, we may use cash on hand, cash available from borrowings, and cash from the sale of our investments as of the end of the applicable period to repurchase shares. All shares purchased by us pursuant to the terms of each offer to repurchase will be retired and thereafter will be authorized and unissued shares. The purpose of the offers to repurchase is to provide shareholders with the potential for a measure of liquidity since there is otherwise no public market for shares of our common stock.

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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
February 28, 2023	S	March 31, 2023	$21,643	$9.21	2,349,994
February 28, 2023	D	March 31, 2023	$3,453	$9.22	374,566
February 28, 2023	I	March 31, 2023	$68,023	$9.24	7,361,842
May 31, 2023	S	June 30, 2023	$16,367	$9.28	1,763,641
May 31, 2023	D	June 30, 2023	$13,809	$9.29	1,486,423
May 31, 2023	I	June 30, 2023	$46,072	$9.31	4,948,651
August 24, 2023	S	September 30, 2023	$14,790	$9.40	1,573,405
August 24, 2023	D	September 30, 2023	$12,978	$9.41	1,379,185
August 24, 2023	I	September 30, 2023	$76,140	$9.43	8,074,185

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Diversified Lending Investment Committee
The Adviser's investment team (the “Investment Team”) is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and the Diversified Lending Investment Committee. The Adviser's Diversified Lending Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, Jeff Walwyn and, effective December 1, 2023, Patrick Linnemann, Meenal Mehta and Logan Nicholson.
Patrick Linnemann is a Managing Director at Blue Owl, a member of the Adviser’s Investment Team and, effective December 1, 2023, a member of the Adviser’s Diversified Lending Investment Committee. Mr. Linnemann is also a Portfolio Manager for certain funds in Blue Owl’s Diversified Lending strategy, including Blue Owl Diversified Lending Fund. Before joining Blue Owl, Mr. Linnemann was a Vice President at Angel Island Capital, the credit investment platform of Golden Gate Capital, from

2015 to 2016, where he focused on sourcing and evaluating credit investments. Before that, Mr. Linnemann was Vice President of the Leveraged Finance Capital Markets Group at Goldman Sachs & Co. in New York from 2006 to 2015. Mr. Linnemann received a BA in Economics from the University of Pennsylvania.

Meenal Mehta is a Managing Director at Blue Owl, a member of the Adviser’s Investment Team and, effective December 1, 2023, a member of the Adviser’s Diversified Lending Investment Committee. Ms. Mehta is also a Co-Head of Underwriting for the Adviser’s Investment Team. Before joining Blue Owl, Ms. Mehta was a Managing Director at Antares Capital, a direct lender to middle market firms based in New York. Prior to that, Ms. Mehta was a Vice President at GE Capital. Ms. Mehta began her career as a Manager at L&T Finance Limited, Mumbai India in the Treasury Group. Ms. Mehta received a BS in Commerce and Economics from Sydenham College, Mumbai University, a MS in Management Studies with a specialization in Finance from NMIMS, Mumbai University and an MBA from Goizueta Business School, Emory University.

Logan Nicholson is a Managing Director at Blue Owl, a member of the Adviser’s Investment Team and, effective December 1, 2023, a member of the Adviser’s Diversified Lending Investment Committee. Mr. Nicholson is also a Portfolio Manager for certain funds in Blue Owl’s Diversified Lending strategy, including the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II and Blue Owl Capital Corporation III. Before joining Blue Owl, Mr. Nicholson was a Co-Founder and Partner at Brinley Partners, a startup private credit asset manager. Previously, Mr. Nicholson spent 18 years at Goldman Sachs & Co., where he was most recently a Managing Director and Head of U.S Leveraged Finance Capital Markets. During his time at Goldman Sachs, he was responsible for structuring, risk management and distribution of capital commitments for both Leveraged Loans and High Yield bonds, and he was also appointed as a member of the LSTA Board of Directors. Additionally, Mr. Nicholson spent a year in a leadership role at healthcare firm Humana Inc., where he was Senior Vice President of Corporate Development and responsible for all M&A activity. Mr. Nicholson earned a B.S. in Systems Engineering with a double major in Economics from the University of Virginia.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Amended and Restated Bylaws

On November 6, 2023, the Board approved Amended and Restated Bylaws (the “Third Amended and Restated Bylaws”), to be effective as of November 6, 2023. The Third Amended and Restated Bylaws clarify that the exclusive forum provisions do not apply to claims arising under state law. All of the other provisions of our bylaws shall remain in full force and effect.

Item 6. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibits

3.1
Articles of Amendment and Restatement, dated February 23, 2021, as amended June 22, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 10, 2023).

3.2*	Third Amended and Restated Bylaws, dated November 6, 2023.

4.1
Registration Rights Agreement, dated as of July 21, 2023, by and among SMBC Nikko Securities America, Inc., RBC Capital Markets, LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on July 21, 2023).

10.1
License Agreement, dated as of July 6, 2023, between Blue Owl Credit Income Corp. and Blue Owl Capital Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 6, 2023).

10.2
Indenture and Security Agreement, dated as of July 18, 2023 by and between Owl Rock CLO XII, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 19, 2023).

10.3
Collateral Management Agreement, dated as of July 18, 2023, between Owl Rock CLO XII, LLC and Blue Owl Credit Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 19, 2023).

10.4
Loan Sale Agreement, dated as of July 18, 2023, between Blue Owl Credit Income Corp., as Seller and Owl Rock CLO XII, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 19, 2023).

10.5
Loan Sale Agreement, dated as of July 18, 2023, between Core Income Funding III LLC, as Seller and Owl Rock CLO XII, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on July 19, 2023).

10.6
Class A-1L Credit Agreement, dated as of July 18, 2023, among Owl Rock CLO XII, LLC, as Borrower, State Street Bank and Trust Company, as Loan Agent, State Street Bank and Trust Company as Collateral Trustee and each of the Class A-1L Lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on July 19, 2023).

10.7
Credit Agreement, dated as of August 29, 2023, among Core Income Funding VI LLC, as Borrower, the Lenders referred to therein, The Bank of Nova Scotia, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator, Custodian and Alter Domus (US) LLC as Document Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 31,2023).

10.8
Sale and Contribution Agreement, dated as of August 29, 2023, between Blue Owl Credit Income Corp., as Seller, and Core Income Funding VI LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 31, 2023).

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

Blue Owl Credit Income Corp.

Date: November 9, 2023	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: November 9, 2023	By:	/s/ Bryan Cole
Bryan Cole
Chief Operating Officer and Chief Financial Officer