Form 10-K
period 2023-12-31
Blue Owl Credit Income Corp.
filed 2024-03-07
CIK 1812554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Class S Common Stock, par value $0.01 per share
Class D Common Stock, par value $0.01 per share
Class I Common Stock, par value $0.01 per share
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management`s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
The aggregate market value of common stock held by non-affiliates as of June 30, 2023 has not been provided because there is no established market for the registrant`s shares of common stock.
As of March 6, 2024, the registrant had 355,538,916 shares of Class S common stock, 43,740,538 shares of Class D common stock, and 630,464,331 shares of Class I common stock, $0.01, par value per share, outstanding.

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
•the impact of elevated interest and inflation rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems, and the risk of recession or a shutdown of government services could impact our business prospects and the prospects of our portfolio companies;
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
•our ability to qualify for and maintain our tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”)
•the impact that environmental, social and governance matters could have on our brand and reputation and our portfolio companies;
•the effect of legal, tax and regulatory changes;
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks, and the increasing use of artificial intelligence and machine learning technology:
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine and the escalated conflict in the Middle-East, including the Israel-Hamas conflict, and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, on financial market volatility, global economic markets, and various markets for commodities globally such as oil and natural gas; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).

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

PART I
Item 1. Business.
Our Company
Blue Owl Credit Income Corp. was formed on April 22, 2020 as a corporation under the laws of the State of Maryland. We are an externally managed, closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected to be treated, and intend to qualify annually, as a RIC under the Code for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements. As a BDC, at least 70% of our assets must be assets of the type listed in Section 55(a) of the 1940 Act, as described herein. We will not invest more than 30% of our total assets in companies whose principal place of business is outside the United States. See “— Regulation as a Business Development Company” and “— Certain U.S. Federal Income Tax Considerations.”
We are externally managed by the Adviser, which is a registered investment adviser with the SEC. The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which focuses on direct lending. The Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Since our Adviser’s affiliates began its investment activities in April 2016 through December 31, 2023, our Adviser or its affiliates have originated $90.6 billion aggregate principal amount of investments across multiple industries, of which $86.9 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities which includes common and preferred stock, securities convertible into common stock, and warrants. We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $10 million and $250 million annually, and/or annual revenue of $50 million to $2.5 billion at the time of investment. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. We generally invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. We target portfolio companies where we can structure larger transactions that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio). We intend, under normal circumstances, to invest directly, or indirectly through our investments in Blue Owl Credit Income Senior Loan Fund (“OCIC SLF”) or any similarly situated companies, at least 80% of the value of our total assets in credit investments. We define “credit” to mean debt investments made in exchange for regular interest payments. Our target credit investments will typically have maturities between three and ten years and generally range in size between $10 million and $125 million, although the investment size will vary with the size of our capital base. As of December 31, 2023, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 86.0% of our total debt portfolio based on fair value, had weighted average annual revenue of $1.0 billion and weighted average annual EBITDA of $239.6 million.
While our investment strategy focuses primarily on middle market companies in the United States, including senior secured loans, we also may invest up to 30% of our portfolio in investments of non-qualifying portfolio companies. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act, as well as in debt and equity of companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. See “—Regulation as a Business Development Company.”
As of December 31, 2023, based on fair value, our portfolio consisted of 82.8% first lien debt investments (of which we consider 44.6% to be unitranche debt investments (including “last-out” portions of such loans)), 7.1% second-lien debt investments, 1.5% unsecured debt investments, 1.6% joint ventures, 4.3% preferred equity investments, and 2.7% common equity investments. Approximately 98.3% of our debt investments based on fair value as of December 31, 2023 are floating rate in nature, the majority of which are subject to an interest rate floor. As of December 31, 2023, we had investments in 280 portfolio companies, with an average investment size of approximately $59.5 million based on fair value.
As of December 31, 2023, our portfolio was invested across 30 different industries. The largest industry in our portfolio as of December 31, 2023 was healthcare providers and services, which represented, as a percentage of our portfolio, 14.8% based on fair value.

We have received an exemptive order that permits us to offer multiple classes of shares of common stock and to impose asset- based servicing and distribution fees and early withdrawal fees. We are currently offering, on a continuous basis, up to $9,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager”). The Dealer Manager is entitled to receive upfront selling commissions of up to 3.50% of the offering price of each Class S share sold in the offering and 1.50% of the offering price of each Class D share sold. Class I shares are not subject to upfront selling commissions. Any upfront selling commissions for the Class S shares and Class D shares sold in the offering will be deducted from the purchase price. Class S, Class D and Class I shares were offered at initial purchase prices per shares of $10.35, $10.15 and $10.00, respectively. Currently, the purchase price per share for each class of common stock varies, but will not be sold at a price below the Company’s net asset value per share of such class, as determined in accordance with our share pricing policy, plus applicable upfront selling commissions.
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
On November 12, 2020, we commenced our initial public offering of up to $2,500,000,000 in any combination of shares of Class S, Class D and Class I common stock. On February 14, 2022 we commenced our follow-on offering pursuant to which we are currently offering up to $9,500,000,000 in any combination Class S, Class D, and Class I common shares.
Since meeting the minimum offering requirement and commencing our continuous public offering through December 31, 2023, the we have issued 327,656,793 shares of our Class S common stock, 75,999,715 shares of our Class D common stock and 557,811,124 shares of our Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $3,055.1 million, $704.0 million, and $5,157.4 million, respectively, including $1,000 of seed capital contributed by our Adviser in September 2020 and $25.0 million in gross proceeds raised in the private placement from Feeder FIC Equity. In addition, as of December 31, 2023 we have issued approximately 27,539,076 shares of our Class I common stock issued in a private placement issued to feeder vehicles primarily created to hold our Class I shares for gross proceeds of approximately $254.5 million. As of March 6, 2024, we have issued 354,951,979 shares of our Class S common stock, 79,549,373 shares of our Class D common stock, and 612,592,810 shares of our Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $3,316.5 million, $737.8 million, and $5,678.1 million, respectively, including $1,000 of seed capital contributed by our Adviser in September 2020 and $25.0 million in gross proceeds raised from Feeder FIC Equity. In addition, as of March 6, 2024 we have issued approximately 31,712,829 shares of our Class I common stock in a private placement issued to feeder vehicles primarily created to hold our Class I shares for gross proceeds of approximately $294.2 million. In addition, as of March 6, 2024, we have received $486.1 million in subscription payments which we accepted on March 1, 2024 and which are being held in an escrow account for our subscribers’ benefit pending our determination of the net asset value per share applicable to such purchase.
We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a monthly basis, as determined by our board of directors (“the Board” or “our Board”) in its sole discretion.
We may borrow money from time to time if immediately after such borrowing, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 150%. This means that generally, we can borrow up to $2 for every $1 of investor equity. We currently have in place a senior secured revolving credit facility, six special purpose vehicle asset credit facilities, and in the future may enter into additional credit facilities. The special purpose vehicle asset credit facilities are financing facilities pursuant to which we formed wholly owned subsidiaries, or SPVs, which enter into credit agreements. We periodically sell and contribute investments to the SPVs and the SPVs use the proceeds from the credit agreements to finance the purchase of assets, including from us. In addition, we have issued unsecured notes in private placements and in the future may issue additional unsecured notes. We have also entered into three term debt securitization transaction, also known as collateralized loan obligation transactions and in the future may enter into additional collateralized loan obligation transactions. We expect to use our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio, to finance our investment objectives. See “— Regulation as a Business Development Company” for discussion of BDC regulation and other regulatory considerations. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Debt.”

The Adviser and Administrator – Blue Owl Credit Advisors LLC
Blue Owl Credit Advisors LLC serves as our investment adviser pursuant to an amended and restated investment advisory agreement (the “Investment Advisory Agreement”) between us and the Adviser. See “Investment Advisory Agreement” below. The Adviser also serves as our Administrator pursuant to an amended and restated administration agreement between us and the Adviser, (the “Administration Agreement”). See “Administration Agreement” below.
The Adviser is a Delaware limited liability company that is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl and part of Blue Owl’s Credit Platform which focuses on direct lending. Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies. Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OTCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which are also registered investment advisers.
Blue Owl Credit is led by its three co-founders, Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer. The Adviser’s investment team (the “Investment Team”) is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl Credit platform’s investment committees. Blue Owl’s Credit platform has four investment committees, each of which focuses on a specific investment strategy (Diversified Lending Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s Credit platform’s investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Jeff Walwyn, Patrick Linnemann, Meenal Mehta and Logan Nicholson. The Investment Team, under the Diversified Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures the Company’s investments and monitors the Company’s portfolio companies on an ongoing basis. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations, and provides investment advisory and management services to us.
As of December 31, 2023, the Blue Owl Credit Advisers managed $84.6 billion in assets under management (“AUM”). The Blue Owl Credit Advisers focus on direct lending to middle market companies primarily in the United States across the following four investment strategies which are offered through BDCs, private funds, and separately managed accounts:

Strategy	Funds	Assets Under Management
Diversified Lending. The diversified lending strategy seeks to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns across credit cycles with an emphasis on preserving capital primarily through originating and making loans to, and making debt and equity investments in, U.S. middle market companies. The diversified lending strategy provides a wide range of financing solutions with strong focus on the top of the capital structure and operate this strategy through diversification by borrower, sector, sponsor, and position size.	The diversified lending strategy is primarily offered through four BDCs: the Company, Blue Owl Capital Corporation II (“OBDC II”), Blue Owl Capital Corporation III (“OBDC III”) and the Company.	As of December 31, 2023, the diversified lending strategy had $49.3 billion of assets under management.

Strategy	Funds	Assets Under Management
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
The technology lending strategy is primarily offered through three BDCs: Blue Owl Technology Finance Corp. (“OTF”), Blue Owl Technology Income Corp. (“OTIC”) and Blue Owl Technology Finance Corp. II (“OTF II” and together with the Company, OBDC II, OBDC III, OCIC, OTF and OTIC, the “Blue Owl BDCs”).
As of December 31, 2023, the technology lending strategy had $20.0 billion of assets under management.
First Lien Lending. The first lien lending strategy seeks to realize current income with an emphasis on preservation of capital primarily through originating primary transactions in and, to a lesser extent, secondary transactions of first lien senior secured loans in or related to middle market businesses based primarily in the United States.	The first lien lending strategy is offered through private funds and separately managed accounts.	As of December 31, 2023, the first lien lending strategy had $3.6 billion of assets under management.
Opportunistic Lending. The opportunistic lending strategy seeks to generate attractive risk-adjusted returns by taking advantage of credit opportunities in U.S. middle-market companies with liquidity needs and market leaders seeking to improve their balance sheets. The opportunistic lending strategy focuses on high-quality companies that could be experiencing disruption, dislocation, distress or transformational change. The opportunistic lending strategy aims to be the partner of choice for companies by being well equipped to provide a variety of financing solutions to meet a broad range of situations, including the following: (i) rescue financing, (ii) new issuance and recapitalizations, (iii) wedge capital, (iv) debtor-in-possession loans, (v) financing for additional liquidity and covenant relief and (vi) broken syndications.	The opportunistic lending strategy is offered through private funds and separately managed accounts.	As of December 31, 2023, the opportunistic lending strategy had $2.4 billion of assets under management.

We refer to the Blue Owl BDCs and the private funds and separately managed accounts managed by the Blue Owl Credit Advisers, as the “Blue Owl Credit Clients.” In addition to the Blue Owl Credit Clients, Blue Owl’s Credit platform includes a liquid credit strategy, which focuses on the management of collateralized loan obligations (“CLOs”). As of December 31, 2023, the liquid credit strategy had $8.2 billion of assets under management. Blue Owl’s Credit platform also employs various other investment strategies to pursue long-term capital appreciation and risk adjusted returns including (i) direct investments in strategic equity assets, with a focus on single-asset GP-led continuation funds, and (ii) mid-to-late-stage biopharmaceutical and healthcare companies. As of December 31, 2023, these strategies had $1.2 billion of assets under management.
Blue Owl Credit Clients may have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, the Blue Owl Credit Advisers have put in place an investment allocation policy that addresses the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act. See, “ITEM 13. CERTAIN RELATIONS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.”

In addition, we rely on an order for exemptive relief (as amended, the “Order”) that has been granted to our Adviser and its affiliates by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
The Blue Owl Credit Advisers’ allocation policy incorporates the conditions of the Order. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the Blue Owl Credit Clients that could avail themselves of the exemptive relief and that have an investment objective similar to ours. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, even if such private funds did not have an investment in such existing portfolio company. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.
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
Potential Market Trends
We believe the middle market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns based on a combination of the following factors:
Limited Availability of Capital for Middle Market Companies. The middle market is a large addressable market. According to GE Capital’s National Center for the Middle Market Year-End 2023 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that regulatory and structural factors, industry consolidation and general risk aversion, limit the amount of traditional financing available to U.S. middle-market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.
Capital Markets Have Been Unable to Fill the Void in U.S. Middle Market Finance Left by Banks. Access to underwritten bond and syndicated loan markets is challenging for middle market companies due to loan issue size and liquidity. For example, high yield bonds are generally purchased by institutional investors, such as mutual funds and exchange traded funds (“ETFs”) who, among other things, are focused on the liquidity characteristics of the bond being issued in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Syndicated loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex”, to successfully syndicate the loan, in the event the terms initially marketed are insufficiently attractive to investors. Furthermore, banks are generally reluctant to underwrite middle market loans because the arrangement fees they may earn on the placement of the debt generally are not sufficient to meet the banks’ return hurdles. Loans provided by companies such as ours provide certainty to issuers in that we have a more stable capital base and have the ability to invest in illiquid assets, and we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis. In addition, our Adviser has teams focused on both liquid credit and private credit and these teams are able to collaborate with respect to syndicated loans.
Secular Trends Supporting Growth for Private Credit. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by elevated inflation and interest rates, and current geopolitical conditions have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even after the public markets reopen to normal levels. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2023, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.
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
Experienced Team with Expertise Across all Levels of the Corporate Capital Structure. The members of the Diversified Lending Investment Committee have an average of over 25 years of experience in private lending and investing at all levels of a company’s capital structure, particularly in high yield securities, leveraged loans, high yield credit derivatives and distressed securities, as well as experience in operations, corporate finance, mergers and acquisitions, and workout restructuring. The members of the Diversified Lending Investment Committee have diverse backgrounds with investing experience through multiple business and credit cycles. Moreover, certain members of the Diversified Lending Investment Committee and other executives and employees of the Adviser and its affiliates have operating and/or investing experience on behalf of business development companies. We believe this experience provides the Adviser with an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle market companies and will afford it numerous tools to manage risk while preserving the opportunity for attractive risk-adjusted returns on our investments and offering a diverse product set to help meet borrowers’ needs.

Distinctive Origination Platform. To date, a substantial majority of our investments have been sourced directly. We believe that our origination platform provides us the ability to originate investments without the assistance of investment banks or other traditional Wall Street intermediaries.
The Investment Team includes more than 115 investment professionals and is responsible for originating, underwriting, executing and managing the assets of our direct lending transactions and for sourcing and executing opportunities directly. The Investment Team has significant experience as transaction originators and building and maintaining strong relationships with private equity sponsors and companies. In addition, we believe that as a result of the formation of Blue Owl, the investment team has enhanced sourcing capabilities because of their ability to utilize Blue Owl’s resources and its relationships with the financial sponsor community and service providers, which we believe may broaden our deal funnel and result in an increased pipeline of deal opportunities.
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
Since its inception in April 2016 through December 31, 2023, the Adviser and its affiliates have reviewed over 9,000 opportunities and sourced potential investment opportunities from more than 700 private equity sponsors and venture capital firms. We believe that the Adviser receives “early looks” and “last looks” based on its and Blue Owl’s relationships, allowing it to be highly selective in the transactions it pursues.
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
Established Companies with Positive Cash Flow. We seek to invest in companies with sound historical financial performance and a history of profitability which we believe tend to be well-positioned to maintain consistent cash flow to service and repay their obligations and maintain growth in their businesses or market share in all market conditions, including in the event of a recession. The Adviser typically focuses on upper middle-market companies with a history of profitability on an operating cash flow basis, a high percentage of recurring revenue and with limited cyclicality in their end markets. The Adviser does not intend to invest in start-up companies that have not achieved sustainable profitability and cash flow generation or companies with speculative business plans.

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
Selective Investment Process. After an investment has been identified and preliminary diligence has been completed, a Diversified Lending Investment Committee memorandum is prepared. This report is reviewed by the members of the Investment Team in charge of the potential investment and generally includes information on downside protection, asset coverage and collateral. If these members of the Investment Team are in favor of the potential investment, then a more extensive due diligence process, which may include significant analysis and focus on strategy and potential to recover par in default scenarios, is employed. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third-party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis.
Structuring and Execution. Approval of an investment requires the approval of a majority of the Diversified Lending Investment Committee. Once the Diversified Lending Investment Committee has determined that a prospective portfolio company is suitable for investment, the Adviser works with the management team of that company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure and terms of the investment. With respect to an investment in broadly syndicated loans, a majority of the Diversified Lending Investment Committee may approve parameters or guidelines pursuant to which the investment may be made.
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
An investment will be placed on the Adviser’s credit watch list when select events occur and will only be removed from the watch list with oversight of the Diversified Lending Investment Committee and/or other Blue Owl agent. Once an investment is on the credit watch list, the Adviser works with the borrower prior to payment default to resolve financial stress through amendments, waivers or other alternatives. If a borrower defaults on its payment obligations, the Adviser’s focus shifts to capital recovery. If an investment needs to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee.
Structure of Investments
Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.
We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans, with a lesser allocation to equity or equity-linked opportunities. In addition, we may invest a portion of our portfolio in opportunistic investments, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than the middle market characteristics described herein, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.
Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. Generally, the loans in which we expect to invest will have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, to a lesser extent, we may invest in “covenant-lite” loans. See “Investment Process Overview – Inclusion of Covenants.”
Debt Investments. The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser negotiates the structure of each investment to protect our rights and manage our risk. We generally invest in the following types of debt:
•First-lien debt. First-lien debt typically is senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand alone first-lien loans, “unitranche” loans (including “last out” portions of such loans), and secured corporate bonds with similar features to these categories of first-lien loans. As of December 31, 2023, 44.6% of our first lien debt was comprised of unitranche loans.
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

Specialty Financing Portfolio Companies. We may make equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. Our specialty financing companies include the following:
•Amergin, which consists of AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”) and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis.
•Fifth Season Investment LLC (“Fifth Season”), a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques.
•LSI Financing 1 DAC (“LSI Financing”), a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements in the life sciences space.
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
As of December 31, 2023 and 2022, we had investments with an aggregate fair value of $16.7 billion and $10.7 billion in 280 and 206 portfolio companies, respectively. Investments consisted of the following as of the following periods:

	December 31, 2023			December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
First-lien senior secured debt investments(1)	$13,742,305	$13,788,717	$46,412	$8,499,854	$8,448,540	$(51,314)
Second-lien senior secured debt investments	1,199,591	1,184,755	(14,836)	1,203,388	1,142,862	(60,526)
Unsecured debt investments	242,352	244,661	2,309	221,564	211,328	(10,236)
Preferred equity investments(2)	709,751	721,545	11,794	510,033	500,023	(10,010)
Common equity investments(3)	416,011	448,974	32,963	248,176	264,437	16,261
Joint ventures(4)(5)	261,433	273,441	12,008	141,777	140,394	(1,383)
Total Investments	$16,571,443	$16,662,093	$90,650	$10,824,792	$10,707,584	$(117,208)
_______________
(1)Includes debt investment in Amergin AssetCo. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding Amergin AssetCo.
(2)Includes equity investment in LSI Financing. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding LSI Financing.

(3)Includes equity investments in Amergin AssetCo and Fifth Season. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding Amergin AssetCo and Fifth Season.
(4)Includes equity investment in OCIC SLF. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 4. Investments” for more information regarding OCIC SLF.
(5)This was disclosed as “Investment funds and vehicles” as of December 31, 2022.
As of December 31, 2023 and 2022, we had outstanding commitments to fund unfunded investments totaling $1,394.9 million and $1,067.3 million, respectively.
The table below describes investments by industry composition based on fair value as of the following periods:

	December 31, 2023	December 31, 2022
Advertising and media	1.9%	2.8%
Aerospace and defense	0.5	0.4
Asset based lending and fund finance(1)	1.7	1.2
Automotive	0.9	1.4
Buildings and real estate	3.6	4.0
Business services	5.5	7.3
Chemicals	1.6	1.7
Consumer products	2.0	2.4
Containers and packaging	3.2	3.6
Distribution	3.0	2.3
Education	0.8	1.4
Energy equipment and services	—	0.1
Financial services	3.1	2.6
Food and beverage	5.7	5.8
Healthcare equipment and services	4.8	3.9
Healthcare providers and services	14.8	14.4
Healthcare technology	4.3	5.2
Household products	1.9	2.4
Human resource support services	1.0	1.1
Infrastructure and environmental services	1.6	0.9
Insurance(3)	9.7	9.7
Internet software and services	12.8	13.6
Joint ventures(4)(5)	1.6	1.3
Leisure and entertainment	0.8	1.2
Manufacturing	5.0	3.0
Pharmaceuticals(2)	0.5	—
Professional services	4.4	2.8
Specialty retail	1.9	3.2
Telecommunications	0.4	—
Transportation	1.0	0.3
Total	100.0%	100.0%
________________
(1)Includes investment in Amergin AssetCo. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding Amergin AssetCo.
(2)Includes investment in LSI Financing. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 4. Investments” for more information regarding LSI Financing.

(3)Includes equity investment in Fifth Season. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding Fifth Season.
(4)Includes equity investment in OCIC SLF. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding OCIC SLF.
(5)This was disclosed as “Investment funds and vehicles” as of December 31, 2022.
The table below describes investments by geographic composition based on fair value as of the following periods:

	December 31, 2023	December 31, 2022
United States:
Midwest	23.3%	20.4%
Northeast	17.7	20.0
South	31.3	29.7
West	18.5	20.7
International	9.2	9.2
Total	100.0%	100.0%
OCIC SLF
Blue Owl Credit Income Senior Loan Fund LLC (fka ORCIC Senior Loan Fund LLC) (“OCIC SLF”), a Delaware limited liability company, was formed as our wholly-owned subsidiary and commenced operations on February 14, 2022. On November 2, 2022, the State Teachers Retirement System of Ohio (“OSTRS” and together with us, the “Members” and each, a “Member”) entered into an Amended and Restated Limited Liability Company Agreement to co-manage OCIC SLF as a joint-venture. OCIC SLF’s principal purpose is to make investments, primarily in senior secured loans that are made to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. We and OSTRS have agreed to contribute $437.5 million and $62.5 million, respectively, to OCIC SLF. We and OSTRS have a 87.5% and 12.5% economic ownership, respectively, in OCIC SLF. Except under certain circumstances, contributions to OCIC SLF cannot be redeemed. OCIC SLF is managed by a board consisting of an equal number of representatives appointed by each Member and which acts unanimously. Investment decisions must be approved unanimously by an investment committee consisting of an equal number of representative appointed by each Member.
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
As of December 31, 2023, OCIC SLF had total investments in senior secured debt at fair value, as determined by an independent valuation firm, of $1.1 billion. The determination of fair value is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended; however, such fair value is not included in our valuation process. The following table is a summary of OCIC SLF’s portfolio as of the following periods:

($ in thousands)	December 31, 2023	December 31, 2022
Total senior secured debt investments(1)	$1,157,358	$529,463
Weighted average spread over base rate(1)	3.8%	4.4%
Number of portfolio companies	192	74
Largest funded investment to a single borrower(1)	$14,420	$14,547
________________
(1)At par.
See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Portfolio and Investment Activity – OCIC SLF.”
Capital Resources and Borrowings
We anticipate generating cash in the future from the issuance of common stock and debt securities and cash flows from operations, including interest and dividends received on our debt and equity investments, respectively.

We may borrow money from time to time if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such borrowing. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our current target leverage ratio is 0.90x-1.25x. As of December 31, 2023 and 2022, our asset coverage was 209% and 193%, respectively. See “Regulation as a Business Development Company – Senior Securities” below.
Furthermore, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders on our capital stock (which may cause us to fail to distribute amounts necessary to avoid entity-level taxation under the Code), or the repurchase of such capital stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In addition, we must also comply with positive and negative covenants customary for these types of indebtedness or senior securities.
Our debt obligations consisted of the following as of the following periods:

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$1,945,000	$628,128	$1,316,872	$611,396
SPV Asset Facility I	525,000	475,000	50,000	468,920
SPV Asset Facility II	1,800,000	1,718,000	82,000	1,710,745
SPV Asset Facility III	1,000,000	522,000	289,180	513,046
SPV Asset Facility IV	500,000	250,000	61,848	246,296
SPV Asset Facility V	300,000	200,000	12,439	197,005
SPV Asset Facility VI	750,000	160,000	18,188	152,994
CLO VIII	290,000	290,000	—	287,907
CLO XI	260,000	260,000	—	258,144
CLO XII	260,000	260,000	—	258,002
March 2025 Notes	500,000	500,000	—	496,586
September 2026 Notes	350,000	350,000	—	344,682
February 2027 Notes	500,000	500,000	—	496,699
September 2027 Notes(4)	600,000	600,000	—	598,564
June 2028 Notes	650,000	650,000	—	640,012
January 2029 Notes(4)	550,000	550,000	—	546,975
Total Debt	$10,780,000	$7,913,128	$1,830,527	$7,827,973

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying values of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, SPV Asset Facility V, SPV Asset Facility VI, CLO VIII, CLO XI, CLO XII, March 2025 Notes, September 2026 Notes, February 2027 Notes, September 2027 Notes, June 2028 Notes, and January 2029 Notes are presented net of unamortized debt issuance costs of $16.6 million, $6.1 million, $7.3 million, $9.0 million, $3.7 million, $3.0 million, $7.0 million, $2.1 million, $1.9 million, $2.0 million, $3.4 million, $5.4 million, $3.3 million, $6.9 million, and $9.9 million, and $13.6 million, respectively.
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
(2)The carrying values of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO VIII, March 2025 Notes, September 2026 Notes, February 2027 Notes, and September 2027 Notes are presented net of unamortized debt issuance costs of $13.6 million, $3.2 million, $10.0 million, $5.1 million, $4.1 million, $2.1 million, $4.7 million, $5.8 million, $6.3 million, and $8.4 million, respectively.
(3)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Financial Condition, Liquidity and Capital Resources — Debt”.
Dividend Policy
Subject to our Board’s discretion and applicable legal restrictions, we intend to continue to authorize and declare cash distributions to our shareholders on a monthly basis and pay such distributions on a monthly basis. Because we have elected to be treated and intend to maintain our tax treatment as a RIC, we intend to distribute (or be treated as distributing) in each taxable year dividends in an amount equal to at least 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gains reduced by deductible expenses) and 90% of our net tax-exempt income for that taxable year. As a RIC, we generally will not be subject to U.S. federal income tax at corporate rates on our investment company taxable income and net capital gains that we distribute to shareholders as dividends. We may be subject to a nondeductible 4% U.S. federal excise tax, if we do not distribute (or are treated as distributing) in each calendar year an amount at least equal to the sum of:
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
We may fund our cash distributions to shareholders from any sources of funds available to us, including fee waivers or deferrals by our Adviser that may be subject to repayment, as well as cash otherwise available. We have not established limits on the amount of funds we may use from any available sources to make distributions; however, we will not borrow funds for the purpose of making distributions if the amount of such distributions would exceed our accrued and received revenues (“Net Revenues”), which we define as accrued and received revenues, less paid and accrued operating expenses with respect to such revenues and costs, for the previous four quarters. Distributions may be supported by our Adviser through the deferral or waiver of investment advisory fees and in the form of expense support, including, prior to March 7, 2023, pursuant to the Expense Support and Conditional Reimbursement

Agreement, or the Expense Support Agreement, we entered into with the Adviser. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Expense Support and Conditional Reimbursement Agreement” for additional information regarding the Expense Support Agreement. We may be obligated to repay our Adviser over several years, and these repayments, if any, will reduce the future distributions that you would otherwise be entitled to receive from us. You should understand that such distributions may not be based on our investment performance. There can be no assurance that we will achieve the performance necessary to sustain our distributions, or that we will be able to pay distributions at a specific rate, or at all. Our Adviser has no obligation to waive or defer its advisory fees or otherwise reimburse expenses in future periods.
The following table presents cash distributions per share that were recorded during the following periods:

	For the Year Ended December 31, 2023
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
December 5, 2022	January 31, 2023	February 24, 2023	$0.08765	$16,523	$4,296	$30,667
February 10, 2023	February 28, 2023	March 23, 2023	0.06765	12,882	3,372	24,319
February 10, 2023	March 31, 2023	April 26, 2023	0.06765	13,027	3,550	24,938
February 10, 2023	April 30, 2023	May 22, 2023	0.08765	18,233	4,956	33,691
May 9, 2023	May 31, 2023	June 26, 2023	0.06765	14,183	3,884	27,515
May 9, 2023	June 30, 2023	July 26, 2023	0.06765	14,804	3,894	28,323
May 9, 2023	July 31, 2023	August 22, 2023	0.08765	20,574	5,252	38,233
August 21, 2023	August 31, 2023	September 26, 2023	0.07010	16,878	4,262	31,886
August 21, 2023	September 30, 2023	October 26, 2023	0.07010	17,637	4,358	33,085
August 21, 2023	October 31, 2023	November 24, 2023	0.10280	28,071	6,689	50,825
November 20, 2023	November 30, 2023	December 22, 2023	0.07010	19,595	5,010	36,503
November 20, 2023	December 29, 2023	January 25, 2024	0.10280	31,265	7,602	55,062
		Total	$0.94945	$223,672	$57,125	$415,047

(1)Distributions per share are gross of shareholder servicing fees.

	For the Year Ended December 31, 2022
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 2, 2021	January 31, 2022	February 23, 2022	$0.05580	$3,798	$1,094	$6,347
November 2, 2021	February 28, 2022	March 24, 2022	0.05580	4,593	1,367	7,312
November 2, 2021	March 31, 2022	April 25, 2022	0.05580	5,334	1,673	8,860
February 23, 2022	April 30, 2022	May 24, 2022	0.05580	6,147	1,767	10,893
February 23, 2022	May 31, 2022	June 23, 2022	0.05580	6,896	2,003	12,307
February 23, 2022	June 30, 2022	July 26, 2022	0.05580	7,613	2,110	13,541
May 3, 2022	July 31, 2022	August 24, 2022	0.06038	8,877	2,445	15,923
May 3, 2022	August 31, 2022	September 26, 2022	0.06038	9,247	2,505	16,982
May 3, 2022	September 30, 2022	October 26, 2022	0.06643	10,779	2,902	19,803
October 23, 2022	October 31, 2022	November 28, 2022	0.06643	11,169	3,007	20,728
November 22, 2022	November 30, 2022	December 23, 2022	0.06643	11,567	3,113	21,596
December 5, 2022	December 31, 2022	January 26, 2023	0.06643	11,774	3,153	22,109
		Total	$0.72128	$97,794	$27,139	$176,401

(1)Distributions per share are gross of shareholder servicing fees.

	For the Year Ended December 31, 2021
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
February 23, 2021	March 31, 2021	April 28, 2021	$0.05146	$—	$16	$194
February 23, 2021	April 30, 2021	May 27, 2021	0.05146	33	54	418
February 23, 2021	May 31, 2021	June 24, 2021	0.05146	91	101	558
February 23, 2021	June 30, 2021	July 27, 2021	0.05146	129	168	839
May 5, 2021	July 31, 2021	August 23, 2021	0.05146	294	222	1,116
May 5, 2021	August 31, 2021	September 27, 2021	0.05146	432	270	1,648
May 5, 2021	September 30, 2021	October 25, 2021	0.05146	789	354	2,209
August 3, 2021	October 31, 2021	November 22, 2021	0.05291	1,379	707	3,125
August 3, 2021	November 30, 2021	December 22, 2021	0.05435	2,060	867	3,997
August 3, 2021	December 31, 2021	January 27, 2022	0.05580	2,979	999	5,027
		Total	$0.52328	$8,186	$3,758	$19,131

(1)Distributions per share are gross of shareholder servicing fees.

Continuous Public Offering
We commenced a continuous public offering of up to $2,500,000,000 in any combination of Class S, Class D, and Class I shares of common stock on November 12, 2020. On February 14, 2022, we commenced our follow-on offering pursuant to which we are currently offering of up to $9,500,000,000 in any combination of Class S, Class D and Class I common shares. In accordance with our share pricing policy, we will modify our public offering prices to the extent necessary to comply with the requirements of the 1940 Act, including the requirement that we will not sell our shares at a net price, after deducting upfront selling commissions and dealer manager fees, that is below our net asset value per share.
Since meeting the minimum offering requirement and commencing our continuous public offering through December 31, 2023, we have issued 327,656,793 shares of Class S common stock, 75,999,715 shares of Class D common stock and 557,811,124 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $3,055.1 million, $704.0 million and $5,157.4 million, respectively, including $1,000 of seed capital contributed by our Adviser in September of 2020, $25.0 million in gross proceeds raised in a private placement from Owl Rock Feeder FIC ORCIC Equity LLC and 27,539,076 shares of Class I common stock issued in a private placement to feeder vehicles primarily created to hold our Class I shares for gross proceeds of approximately $254.5 million. The shares purchased by the Adviser and Feeder FIC Equity are subject to a lock-up pursuant to FINRA Rule 5110(e)(1) for a period of 180 days from the date of commencement of sales in the offering, and the Adviser, Feeder FIC Equity, and their permitted assignees may not engage in any transaction that would result in the effective economic disposition of the Class I shares.
Distribution Reinvestment Plan
We have adopted an opt-out distribution reinvestment plan pursuant to which shareholders (except for residents of Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Maryland, Nebraska, New Jersey, North Carolina, Oklahoma, Oregon, Vermont and Washington and clients of participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of the Company’s same class of common stock to which the distribution relates unless they elect to receive their distributions in cash. We expect to use newly issued shares to implement the distribution reinvestment plan.
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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
August 25, 2021	D	September 30, 2021	$55	$9.31	5,933
August 25, 2021	I	September 30, 2021	$291	$9.32	31,255
November 26, 2021	S	December 30, 2021	$150	$9.33	16,129
November 26, 2021	D	December 30, 2021	$51	$9.34	5,394
November 26, 2021	I	December 30, 2021	$1,213	$9.34	129,828
February 25, 2022	S	March 31, 2022	$6,001	$9.24	649,420
February 25, 2022	D	March 31, 2022	$304	$9.25	32,853
February 25, 2022	I	March 31, 2022	$16,978	$9.26	1,833,520
May 25, 2022	S	June 30, 2022	$8,365	$8.84	946,284
May 25, 2022	D	June 30, 2022	$1,110	$8.86	125,276
May 25, 2022	I	June 30, 2022	$18,414	$8.88	2,073,617
August 25, 2022	S	September 30, 2022	$8,769	$8.99	975,399
August 25, 2022	D	September 30, 2022	$1,132	$9.00	125,759
August 25, 2022	I	September 30, 2022	$33,853	$9.01	3,757,292
November 28, 2022	S	December 31, 2022	$31,047	$9.06	3,426,809
November 28, 2022	D	December 31, 2022	$5,098	$9.07	562,171

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
November 28, 2022	I	December 31, 2022	$74,691	$9.08	8,225,791
February 28, 2023	S	March 31, 2023	$21,643	$9.21	2,349,994
February 28, 2023	D	March 31, 2023	$3,453	$9.22	374,566
February 28, 2023	I	March 31, 2023	$68,023	$9.24	7,361,842
May 31, 2023	S	June 30, 2023	$16,367	$9.28	1,763,641
May 31, 2023	D	June 30, 2023	$13,809	$9.29	1,486,423
May 31, 2023	I	June 30, 2023	$46,072	$9.31	4,948,651
August 24, 2023	S	September 30, 2023	$14,790	$9.40	1,573,405
August 24, 2023	D	September 30, 2023	$12,978	$9.41	1,379,185
August 24, 2023	I	September 30, 2023	$76,140	$9.43	8,074,185
November 27, 2023	S	December 31, 2023	$22,998	$9.48	2,425,971
November 27, 2023	D	December 31, 2023	$3,817	$9.49	402,243
November 27, 2023	I	December 31, 2023	$87,172	$9.50	9,176,044
Competition
Our primary competitors in providing financing to middle-market companies include public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Many of these competitors have similar investment objectives to us, which may create competitive disadvantages for us with respect to our investment opportunities, which may create additional competition for investment opportunities. Some competitors may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive, disadvantages for us with respect to our investment opportunities. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC, or to the distribution and other requirements we must satisfy to maintain our RIC tax treatment. Lastly, institutional and individual investors are allocating increasing amounts of capital to alternative investment strategies. Several large institutional investors have announced a desire to consolidate their investments in a more limited number of managers. We expect that this will cause competition in our industry to intensify and could lead to a reduction in the size and duration of pricing inefficiencies that many of our products seek to exploit. See “ITEM 1A. RISK FACTORS — Risks Related to Our Business — We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.”
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
The Adviser’s services under the Investment Advisory Agreement are not exclusive, and accordingly, the Adviser may provide similar services to others.

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
Organization and Offering Costs
Under the terms of the Investment Advisory Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the continuous public offering until all organization and offering costs paid by the Adviser or its affiliates have been recovered. These expenses include those deemed to be “organization and offering expenses” of the Company for purposes of Conduct Rule 2310(a)(12) of the Financial Industry Regulatory Authority (exclusive of commissions, the dealer manager fee, any discounts and other similar expenses paid by investors at the time of sale of the Company’s stock). The Adviser is responsible for the payment of our organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by us.
Indemnification of the Adviser

The Adviser (and any of its affiliates, directors, officers, members, employees, agents, or representatives) will not be liable to us for any action taken or omitted to be taken by the Adviser in connection with the performance of any of its duties or obligations under the Investment Advisory Agreement or otherwise as our investment adviser, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services, and we will indemnify, defend and protect the Adviser (and its affiliates, directors, officers, members, employees, agents, and representatives, each of whom will be deemed a third party beneficiary hereof) (collectively, the “Indemnified Parties”) and hold them harmless from and against all damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by the Indemnified Parties in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Company or our shareholders) arising out of or otherwise based upon the performance of any of the Adviser’s duties or obligations under the Investment Advisory Agreement or otherwise as our investment adviser. Notwithstanding the preceding sentence, we will not provide for indemnification of an Indemnified Party for any liability or loss suffered by such Indemnified Party, nor will we provide that an Indemnified Party be held harmless for any loss or liability suffered by us, unless: (1) we have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interest; (2) we have determined, in good faith, that the Indemnified Party was acting on our behalf or performing services for us; (3) we have determined, in good faith, that such liability or loss was not the result of (i) negligence or misconduct, in the case that the Indemnified Party is the Adviser, an affiliate of the Adviser or one of our officers, or (ii) gross negligence or willful misconduct, in the case that the Indemnified Party is a director who is also not one of our officers or the Adviser or an affiliate of the Adviser; and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our shareholders. Furthermore, in accordance with Section 17(i) of the 1940 Act, the Adviser (and any of its affiliates, directors, officers, members, employees, agents, or representatives) may not be protected against any liability to us or any of our investors to which he would otherwise be subject by reason of criminal conduct, willful malfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of his office.
Board Approval of the Investment Advisory Agreement
On May 8, 2023, the Board held a meeting to consider and approve the continuation of the Investment Advisory Agreement and related matters. The Board was provided with information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs, which could include employees of the Adviser or its affiliates; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.
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
The Administration Agreement became effective on May 18, 2021 and the continuation of the Administration Agreement was approved by the Board on May 8, 2023. Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a Majority of the Outstanding Shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. To the extent that the Adviser outsources any of its functions we will pay the fees associated with such functions without profit to the Adviser as provided by Section 17(i) of the 1940 Act.

The Administration Agreement provides that the Adviser and its affiliates’ respective officers, directors, members, managers, stockholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Administration Agreement, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of such person’s duties or reckless disregard of such person’s obligations and duties under the Administration Agreement as provided by Section 17(i) of the 1940 Act.
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
License Agreement
We have also entered into a license agreement (the “License Agreement”) with an affiliate of Blue Owl, pursuant to which we were granted a non-exclusive license to use the name “Blue Owl.” Under the License Agreement, we have a right to use the Blue Owl name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Blue Owl” name or logo.
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
Dealer Manager Agreement
On December 1, 2020, we entered into a Dealer Manager Agreement (the “Original Dealer Manager Agreement”) with Blue Owl Capital Securities LLC (“Blue Owl Securities”), an affiliate of the Adviser, and participating broker-dealer agreements with certain broker-dealers. On February 23, 2021, after considering the Transaction and subsequent change in control, the Board determined that the Original Dealer Manager agreement should continue on substantially identical terms following the consummation of the Transaction, and the Company, the Adviser, and the Dealer Manager, entered into Amendment No. 1 to the Dealer Manager Agreement for such purpose (the Original Dealer Manager Agreement as amended by Amendment No. 1 thereto, the “Dealer Manager Agreement”). Under the terms of the Dealer Manager Agreement and the participating broker-dealer agreements, Blue Owl Securities serves as the dealer manager, and certain participating broker-dealers solicit capital, for our public offering of shares of Class S, Class D and Class I common stock. The Dealer Manager is entitled to receive an Upfront Sales Load of up to 3.50% of the offering price of each Class S share sold in the offering. The Dealer Manager may be entitled to receive an Upfront Sales Load of up to 1.50% of the offering price of each Class D share sold in this offering. The Dealer Manager anticipates that all or a portion of the Upfront Sales Load will be retained by, or reallowed (paid) to, participating broker-dealers. The Dealer Manager will not receive an Upfront Sales Load with respect to purchases of Class I shares or shares of any class of shares issued pursuant to our distribution reinvestment plan.

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
Investing Responsibly
We and the Adviser recognize the importance of ESG issues and opportunities and are committed to the consideration of these factors in relation to our business operations and investment activities to manage risk and identify opportunities. Blue Owl adopted an ESG policy, which applies to all asset classes, industries and countries in which Blue Owl does business and the products it manages.
The Adviser believes that incorporating relevant ESG factors into its corporate and investment practices has the potential to meaningfully contribute to our long-term financial success. The Adviser strives to continuously strengthen its ability to mitigate, manage, and monitor relevant ESG risks and opportunities within our investment portfolios. When the Adviser considers potential investments on our behalf, it seeks to address the relevant ESG considerations, risks and potential rewards related to prospective investments. Further, the Adviser has processes designed to ensure compliance with applicable regulatory disclosure requirements, including ESG-related disclosure obligations.
Diversity, Equity and Inclusion
We and the Adviser are committed to fostering and preserving a culture of diversity, equity and inclusion. The Adviser seeks to create an inclusive, merit-based environment that is supportive of people from all backgrounds. Blue Owl has formalized its approach by adopting a formal DEI Policy.
Blue Owl’s DEI strategy centers on the following key concepts and core values:

Embracing differences. Blue Owl embraces and encourages differences that make individuals unique. Blue Owl believes that a team comprised of individuals with diverse backgrounds, experiences, perspectives and insights is critical to long-term success.
Strategic priorities. Continuing to develop as a diverse, equitable and inclusive firm is a strategic priority for Blue Owl that it believes can further enhance its work environment and overall business. Blue Owl’s commitment to diversity, equity and inclusion is relevant to interactions with its employees, investors, products’ portfolio companies and third-party service providers.
Leadership. While Blue Owl’s ongoing efforts are championed by the Blue Owl founders and executed upon by senior leaders across all business areas of the firm, Blue Owl aims to position support for DEI at the core of its entire employee population. Continuing to develop a diverse, equitable, and inclusive firm is a strategic priority.
To further foster an inclusive culture, Blue Owl seeks to continue to establish relevant and appropriate employee resource groups. Blue Owl has established The Parliament, a network for women with a mission to support, enhance, and advance the experience of women at Blue Owl and to enhance gender equity across the firm, and BOP’N, an LGBTQ+ network committed to growing a welcoming culture and inclusive environment for LGBTQ+ members, allies, and advocates. Blue Owl also works with select partners such as Black Women in Asset Management, 100 Women in Finance and the Association of Asian American Investment Managers to provide its employees with access to resources, networks, and opportunities for professional development, as well as utilizing the organizations’ job boards to recruit diverse candidates. Additionally, through Blue Owl’s partnership with The Opportunity Network, Blue Owl has established a summer internship program for college students from backgrounds that are often underrepresented in the finance industry. For the last three summers, Blue Owl has hosted a cohort of interns from the Opportunity Network and also offered participation to its partner manager firms who work with its GP Strategic Capital platform. This program includes training for both supervisors and interns, professional development sessions, networking opportunities and mentorship. In addition, Blue Owl has conducted DEI-related training on implicit bias for all of its employees on an annual basis. Finally, Blue Owl introduced a fertility family planning benefit as an option for its employees.
Citizenship
Blue Owl seeks to engage with its stakeholders to support the causes most important to its communities. Blue Owl takes its role as a corporate citizen seriously and aims to contribute to meaningful causes and partner with various organizations to support the communities in which it operates and resides. Blue Owl believes there is an opportunity to “make community our culture” by building a robust citizenship program that is integrated, community-centered, and employee-enriched, including:
•Blue Owl Leads Together, its employee volunteerism and service program, allows employees to engage with each other and with the communities in which we live and work.
•Blue Owl Gives, which advances Blue Owl’s philanthropic mission —of unlocking opportunity by providing access to college, to career, and to capital —through strategic nonprofit partnerships, sponsorships, and employee-giving campaigns.
•Blue Owl Celebrates honors various heritage and affinity months throughout the year by spotlighting important nonprofit causes, profiling opportunities for learning and action, and lifting up voices of leaders and guest speakers.
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
As a BDC, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% (or 150% if certain conditions are met). This means that generally, a BDC can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, we can borrow up to $2 for every $1 of investor equity). The reduced asset coverage requirement would permit a BDC to double the amount of leverage it could incur. On September 30, 2020, the Adviser as our sole shareholder approved the application of the reduced asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective on October 1, 2020, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%.
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
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act and the rules and regulations thereunder. Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company, or invest more than 10% of the value of our total assets in the securities of more than one investment company unless certain conditions are met. If we invest in securities issued by investment companies, if any, it should be noted that such investments might subject our shareholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies.
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
(2)Securities of any eligible portfolio company controlled by us.
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
In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
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
In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders on our capital stock or the repurchase of such capital stock unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities. For a discussion of the risks associated with leverage, see “ITEM 1A. RISK FACTORS — Risks Related to Business Development Companies — Regulations governing our operation as a BDC and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.”
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
Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, if such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers’ allocation policy incorporates the conditions of the Order and seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by the Adviser or its affiliates over time. As a result of exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other Blue Owl Credit Clients that could avail themselves of the exemptive relief and that have an investment objective similar to ours.
Cancellation of the Investment Advisory Agreement. Under the 1940 Act, the Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the Adviser. See “Investment Advisory Agreement - Term.” The Investment Advisory Agreement may be terminated at any time, without penalty, by us upon not less than 60 days’ written notice to the Adviser and may be terminated at any time, without penalty, by the Adviser upon 120 days’ written notice to us. The holders of a Majority of our Outstanding Shares may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days’ written notice. Unless terminated earlier as described above, the Investment Advisory Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by our Board or by the affirmative vote of the holders of a Majority of our Outstanding Shares, and, in either case, if also approved by a majority of our directors who are not “interested persons” as defined in the 1940 Act.
Other. We have adopted an investment policy that complies with the requirements applicable to us as a BDC.
To the extent we make investments in private funds that are excluded from the definition of “investment company” under the 1940 Act by Section 3(c)(1) or 3(c)(7) of the 1940 Act, we will limit such investments to no more than 15% of our assets.
We expect to be periodically examined by the SEC for compliance with the 1940 Act, and will be subject to the periodic reporting and related requirements of the Exchange Act.
We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties and obligations involved in the conduct of such person’s office as provided by Section 17(i) of the 1940 Act.
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
Certain U.S. Federal Income Tax Considerations
The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and to an investment in our common stock. This discussion does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, this discussion does not describe tax consequences that we have assumed to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including persons who hold our common stock as part of a straddle or a hedging, integrated or constructive sale transaction, persons subject to the alternative minimum tax, tax-exempt organizations, insurance companies, brokers or dealers in securities, pension plans and trusts, persons whose functional currency is not the U.S. dollar, U.S. expatriates, regulated investment companies, real estate investment trusts, personal holding companies, persons required to accelerate the recognition of gross income as a result of such income being recognized on an applicable financial statement, persons who acquire an interest in the Company in connection with the performance of services, and financial institutions. Such persons should consult with their own tax advisers as to the U.S. federal income tax consequences of an investment in our common stock, which may differ substantially from those described herein. This discussion assumes that shareholders hold our common stock as capital assets (within the meaning of the Code).
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

If a partnership (including an entity or arrangement treated as a partnership for U.S. federal income tax purposes) holds our common stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. Any partner of a partnership holding our common stock should consult its tax advisers with respect to the purchase, ownership and disposition of such shares.
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
If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation, or “CFC,” we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of certain of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares of a corporation or 10% or more of the total value of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and such income will be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.
Income inclusions from a QEF or a CFC will be “good income” for purposes of the 90% Income Test provided that they are derived in connection with our business of investing in stocks and securities or the QEF or the CFC distributes such income to us in the same taxable year to which the income is included in our income.
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
If we fail to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period and other limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax at regular corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.
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
Proxy Voting Records
You may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: Blue Owl Credit Income Corp., Attention: Investor Relations, 399 Park Avenue, New York, NY 10022.
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
We intend to make available free of charge on our website (www.ocic.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K, and intend to make available our reports on Form 10-K. The SEC also maintains a website (www.sec.gov) that contains such information. The reference to our website is an inactive textual reference only and the information contained on our website is not a part of this Form 10-K.
Item 1A. Risk Factors
Investing in our securities involves a number of significant risks. You should consider carefully the following information before making an investment in our securities. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected.
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
We are subject to risks related to our business and operations.
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
•The value of our common stock may fluctuate significantly.
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
•Our shares are not listed on an exchange or quoted through a quotation system and will not be listed for the foreseeable future, if ever. Therefore, our shareholders will have limited liquidity.
We are subject to risks related to an investment in our unsecured notes.
•Our unsecured notes are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.
•Our unsecured notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
•A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or our unsecured notes, if any, or change in the debt markets, could cause the liquidity or market value of our unsecured notes to decline significantly.
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
The current worldwide financial markets situation, as well as various social, political, economic and other conditions and events (including political tensions in the United States and around the world, wars and other forms of conflict (including, for example, the ongoing war between Russia and Ukraine and conflict in the Middle East including the Israel-Hamas conflict), terrorist acts, security operations and catastrophic events, natural disasters such as fires, floods, earthquakes, tornadoes, hurricanes, global health epidemics and emergencies, elevated and rising interest rates, strikes, work stoppages, labor shortages, labor disputes, supply chain disruptions and accidents), may disrupt our operations, contribute to increased market volatility, have long term effects on the United States and worldwide financial markets, and cause economic uncertainties or deterioration in the United States and worldwide. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.
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
Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Although we have no direct investment exposure to Russia or Ukraine and de minimis direct investment exposure to Israel, the broader consequence of the invasions and attacks may have a material adverse impact on our portfolio, our business and operations. Global health emergencies, natural disasters, strikes, work stoppages or accidents could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so. Losses from terrorist attacks, global health emergencies, natural disasters, strikes, work stoppages or accidents are generally uninsurable.
Any public health emergency, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.
The extent of the impact of any public health emergency, such as the COVID-19 pandemic, on our and our portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our and our portfolio companies’ operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any of our or our portfolio companies’ personnel. This could create widespread business continuity issues for us and our portfolio companies. Additionally, some economists and major investment banks have expressed concern that a global health emergency could lead to a world-wide economic downturn, the impacts of which could last for some period after the emergency is controlled and/or abated. Our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the United States and other major markets.
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
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty in connection with economic sanctions resulting from the ongoing war between Russia and Ukraine, uncertainty around the Israel-Hamas conflict, and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.
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
Inflation and supply chain risks have had and may continue to have an adverse impact on our financial condition and results of operations. Current inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations and it is expected that such increases and recent volatility may continue during 2024. Certain of our portfolio companies are in industries that have been, or are expected to be, impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. See “—We are, and will continue to be, exposed to risks associated with changes in interest rates.”
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
Risks Related to Our Business
We have a limited operating history.
We were formed on April 22, 2020 and are subject to all of the business risks and uncertainties associated with any business with a limited operating history, including the risk that we will not achieve or sustain our investment objective and that the value of our common stock could decline substantially or your investment could become worthless.
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
As a BDC, generally, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus any preferred stock, if any, must be at least 200%; however, the Small Business Credit Availability Act has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. The Adviser, as our sole initial shareholder, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, our asset coverage ratio applicable to senior securities was reduced from 200% to 150%, and the risks associated with an investment in us may increase. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some indebtedness when it may be disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to service our debt or make distributions.
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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder(1)	-25.46%	-15.76%	-6.06%	3.65%	13.35%
(1)Assumes, as of December 31, 2023, (i) $17.3 billion in total assets, (ii) $7.9 billion in outstanding indebtedness, (iii) $8.9 billion in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 6.8%.
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
We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. Our credit facilities, notes and CLOs currently expire between March 2025 and May 2035. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.
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
We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), including the other Blue Owl Credit Clients or other funds managed by our Adviser or its affiliates comprising Blue Owl’s Credit platform, the private funds managed by Blue Owl’s GP Strategic Capital platform and the funds and accounts managed by Blue Owl’s Real Estate platform, as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the U.S. Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.
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
We are subject to risks associated with the discontinuation of LIBOR and the market’s limited experience with SOFR, which will affect our cost of capital and results of operations.
The London Inter-Bank Offered Rate (“LIBOR”) was the basic rate of interest used in lending transactions between banks on the London interbank market and was widely used as a reference for setting the interest rate on loans globally until the United Kingdom’s Financial Conduct Authority announced a phase out of LIBOR in July 2017. Although many LIBOR rates have ceased to be published since December 31, 2021, or no longer are representative of the underlying market they seek to measure, a selection of widely used USD LIBOR rates were published through June 2023 in order to assist with the transition.
In January 2023, the Federal Reserve adopted a final rule implementing the U.S. Adjustable Interest Rate Act of 2022 (the “LIBOR Act”) that, among other things, identifies applicable Secured Overnight Financing Rate, or SOFR-based benchmark replacements under the LIBOR Act. The rule applies to our contracts incorporating LIBOR that are governed by U.S. law.
Since the first quarter of 2022, we began transitioning any LIBOR-based investments to SOFR and currently none of our investments are indexed to LIBOR. SOFR is considered to be a risk-free rate, and USD LIBOR was a risk weighted rate. Thus, SOFR tends to be a lower rate than USD LIBOR, because SOFR does not contain a risk component. This difference may negatively impact our net interest margin of our investments. Also, the use of SOFR based rates is relatively new, and experience with SOFR based rate loans is limited. There could be unanticipated difficulties or disruptions with the calculation and publication of SOFR based rates. This could result in increased borrowing costs for us or could adversely impact the interest income we receive from our portfolio companies or the market value of our investments. In addition, the transition from LIBOR to SOFR may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business.
Internal and external cybersecurity threats and risks, as well as other disasters, may adversely affect our business or the business of our portfolio companies by impairing the ability to conduct business effectively.
Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency in the future.
The occurrence of a disaster, such as a cyber-attack against us, any of our portfolio companies, or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data. In addition, the rapid evolution and increasing prevalence of artificial intelligence technologies may also intensify our cybersecurity risks. Although we are not currently aware of any cyber-attacks or other incidents that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect our operations or financial condition, there has been an increase in the frequency and sophistication of the cyber and security threats that we face, with attacks ranging from those common to businesses generally to more advanced and persistent attacks.
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
In addition, cybersecurity risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, and personally identifiable information and other sensitive information that we collect and store in our data centers and on our networks. We may also invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of fund investor, employee or other personally identifiable or, proprietary business data or other sensitive information, whether by third parties or as a result of employee malfeasance (or the negligence or malfeasance of third party service providers that have access to such confidential information) or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us and significant reputational harm., any of which could harm our business and results of operations.

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
Finally, cybersecurity has become a top priority for global lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If we or our Adviser or certain of its affiliates, fail to comply with the relevant and increasing laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.
We are subject to increasing scrutiny from certain investors, third party assessors and our shareholders with respect to ESG-related topics.
We face increasing scrutiny from certain investors, third party assessors that measure companies’ ESG performance and our shareholders related to ESG-related topics, including in relation to diversity and inclusion, human rights, environmental stewardship, support for local communities, corporate governance and transparency. For example, we and the companies in which we invest risk damage to our brands and reputations if we or they do not act (or are perceived to not act) responsibly either with respect to responsible investing processes or ESG-related practices. Adverse incidents related to ESG practices could impact the value of our brand or the companies in which we invest, or the cost of our or their operations and relationships with investors, all of which could adversely affect our business and results of operations. Further, there can be no assurance that investors will determine that any of our Adviser’s ESG initiatives, or commitments are sufficiently robust. There can be no assurance that our Adviser will be able to accomplish any commitments related to its commitment to responsible investing or ESG practices, as statements regarding its ESG and responsible investing priorities reflect its current estimates, plans and/or aspirations and are not guarantees that it will be able to achieve them within the timelines announced or at all. Additionally, the Adviser may determine in its discretion that it is not feasible or practical to implement or complete certain aspects of its responsible investing program or ESG initiatives based on cost, timing or other considerations.
In recent years, certain investors have placed increasing importance on policies and practices related to responsible investing and ESG for the products to which they commit capital, and investors may decide not to commit capital to future fundraises based on their assessment of the Adviser’s approach to and consideration of ESG-related issues or risks. Similarly, a variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If the Adviser’s responsible investing or ESG-related practices or ratings do not meet the standards set by such investors or organizations, or if the Adviser receives a negative rating or assessment from such organizations, or if the Adviser fail, or is perceived to fail, to demonstrate progress toward its ESG priorities and initiatives, they may choose not to invest in us, and we may face reputational damage. Similarly, it is expected that investor and/or shareholder demands will require the Adviser to spend additional resources and place increasing importance on business relevant ESG factors in its review of prospective investments and management of existing ones. Further, growing interest on the part of investors and regulators in ESG-related topics and themes and increased demand for, and scrutiny of, ESG-related disclosure by asset managers, have also increased the risk that asset managers could be perceived as, or accused of, making inaccurate or misleading statements regarding the ESG-related investment strategies or their and their funds’ responsible investing or ESG-related efforts or initiatives, or “greenwashing.” Such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital.
At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. “Anti-ESG” sentiment has gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. For example: (i) boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions and (ii) ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation view our responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose the Adviser to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us. In addition, some conservative groups and Republican state attorneys general have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several new cases alleging discrimination based on similar arguments have been filed since that decision, with scrutiny of certain corporate DEI practices increasing. If the Adviser does not successfully manage expectations across these varied interests, it could erode trust, impact our and their reputation, and constrain our investment and fundraising opportunities.
We are subject to increasing scrutiny from regulators with respect to ESG-related issues and the regulatory disclosure landscape surrounding related topics continues to evolve.
Responsible investing, ESG practices and ESG-related disclosure have been the subject of increased focus by certain regulators, and new regulatory initiatives related to ESG-specific topics that are applicable to us, our products and our products’ portfolio companies could adversely affect our business. There is a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims, including in the United States, the European Union and the United Kingdom.
On March 21, 2022, the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures. The proposed rule would mandate extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and greenhouse gas emissions, for certain public companies. Although the ultimate date of effectiveness and the final form and substance of the requirements for this proposed rule is not yet known and the ultimate scope and impact on our business is uncertain, compliance with this proposed rule, if finalized, may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our personnel, systems and resources. Further, on May 25, 2022, the SEC proposed amendments to rules and reporting forms concerning, among other things, enhanced disclosure requirements for investment managers regarding the ability to market funds as green, sustainable or ESG-focused and the incorporation of ESG factors by registered investment companies and advisers. In addition, in 2021 the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has begun to bring enforcement actions based on ESG disclosures not matching actual investment processes.
Further, in October 2023, California enacted legislation that will ultimately require certain companies that (i) do business in California to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures and (ii) operate in California and make certain climate-related claims to provide enhanced disclosures around the achievement of climate-related claims, including the use of voluntary carbon credits to achieve such claims. From a European perspective, the European Union has adopted legislative reforms which include, without limitation: (a) Regulation 2019/2088 on sustainability‐related disclosures in the financial services sector (the “SFDR”), for which most rules took effect beginning on March 10, 2021 and (b) Regulation (EU) 2020/852 on the establishment of a framework to facilitate sustainable investment (the “Taxonomy”). Further, there are ongoing consultations that may result in further changes or amendments to the SFDR. There is an increasing focus on anti-greenwashing and transparency initiatives affecting investment managers. The EU’s European Securities and Markets Authority announced in its 2024 Work Program a series of initiatives aimed at enhancing transparency around sustainability risks and disclosures, including a stocktaking report on the supervision of sustainability information and greenwashing and remediation actions, the introduction of guidelines on funds’ names with ESG or sustainability-related terms, common supervisory actions on the integration of sustainability risks and disclosures in the investment management sector.
There are still some uncertainties regarding the operation of these requirements, and an established market practice is still being developed in certain cases, which can lead to diverging implementation and/or operationalization, data gaps or methodological challenges which may affect our ability to collect relevant data. These regimes continue to evolve and there is still a lack of clarity and established practice around the approach to their supervision and enforcement, which may vary across national competent authorities. There is a risk that a development or reorientation in the regulatory requirements or market practice in this respect could be adverse to our investments if they are perceived to be less valuable as a consequence of, among other things, their carbon footprint or perceived “greenwashing.” Compliance with requirements of this nature may also increase risks relating to financial supervision and enforcement action. There is the additional risk that market expectations in relation to certain commitments under the SFDR, such as categorization of financial products, could adversely affect our ability to raise capital, especially from EEA investors.

Outside of the EU, the U.K. Government’s stated policy goal is to introduce economy-wide mandatory Task Force on Climate-related Financial Disclosures (“TCFD”) reporting by 2025. The UK has introduced mandatory TCFD-aligned disclosure requirements for certain UK regulated firms. The regime captures (amongst others) any firm providing portfolio management (which includes managing investments or private equity or other private market activities consisting of either advising on investments or managing investments on a recurring or ongoing basis in connection with an arrangement which aims to invest in unlisted securities) where the assets under management exceed £5.0 billion calculated as a 3-year rolling average. In November 2023, the Sustainability Labelling and Disclosure of Sustainability-Related Financial Information Instrument 2023 (“SDR”) introduced sustainability disclosure requirements, investment product labels and an ‘anti-greenwashing’ rule. The anti-greenwashing rule applies to all UK-authorised firms in relation to ESG-related claims made in their financial promotions and communications with clients in the UK. The balance of the new regime is directed at UK investment funds and UK-regulated asset management firms as well as distributors of such funds. The FCA has indicated it will continue to work with His Majesty’s Treasury on their approach to overseas funds and consult on an alternative approach to applying the regime to all types of portfolio managers.
In Asia, regulators in Singapore and Hong Kong have introduced requirements for asset managers to integrate climate risk considerations in investment and risk management processes, together with enhanced disclosure and reporting and have also issued enhanced rules for certain ESG funds on general ESG risk management and disclosure.
As a result of these legislative and regulatory initiatives, we or the Adviser may be required to provide additional disclosure to our investors with respect to ESG matters. This exposes us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or miss-selling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways. Compliance with frameworks of this nature may create an additional compliance burden and increased legal, compliance, governance, reporting and other costs to funds and/or fund managers because of the need to collect certain information to meet the disclosure requirements. In addition, where there are uncertainties regarding the operation of the framework, a lack of official, conflicting or inconsistent regulatory guidance, a lack of established market practice and/or data gaps or methodological challenges affecting the ability to collect relevant data, funds and/or fund managers may be required to engage third party advisers and/or service providers to fulfil the requirements, thereby exacerbating any increase in compliance burden and costs. To the extent that any applicable jurisdictions enact similar laws and/or frameworks, there is a risk that we may not be able to maintain alignment of a particular investment with such frameworks, and/or may be subject to additional compliance burdens and costs, which might adversely affect us.
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
Blue Owl is not prohibited from raising money for and managing future investment entities, in addition to the Blue Owl Credit Clients, that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by our Adviser or its affiliates for the same investors and investment opportunities. Furthermore, certain members of the Diversified Lending Investment Committee or our affiliates are officers of Blue Owl and will devote a portion of their time to the operations of Blue Owl, including with respect to public company compliance, investor relations and other matters that did not apply to Blue Owl’s Credit platform prior to the formation of Blue Owl.
Our Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we may invest.
Our Adviser and its affiliates may provide a broad range of financial services to companies in which we may invest, including providing arrangement, syndication, origination structuring and other services to portfolio companies, and will generally be paid fees for such services, in compliance with applicable law, by the portfolio company. Any compensation received by our Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. In addition, we may invest in companies managed by entities in which funds managed by GP Strategic Capital have acquired a minority interest. Our Adviser and its affiliates may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand and could, in certain instances, have an incentive not to pursue actions against a portfolio company that would be in our best interest.
Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.
Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, co-invest vehicles and certain high net worth individuals), including the Blue Owl Credit Clients, and we may compete for capital and investment opportunities with these entities, certain conflicts of interest are present. These include conflicts of interest relating to the allocation of investment opportunities by our Adviser and its affiliates; compensation to our Adviser; services that may be provided by our Adviser and its affiliates to issuers in which we may invest; investments by us and other clients of our Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by our Adviser; differing recommendations given by our Adviser to us versus other clients; our Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; restrictions on our Adviser’s use of “inside information” with respect to potential investments by us; the allocation of certain expenses; and cross transactions.
For instance, our Adviser and its affiliates may receive asset management performance-based, or other fees from certain accounts that are higher than the fees received by our Adviser from us. In addition, certain members of the Diversified Lending Investment Committee and other executives and employees of our Adviser or its affiliates will hold and receive interest in Blue Owl and its affiliates, in addition to cash and carried interest compensation. In these instances, a portfolio manager for our Adviser may have an incentive to favor the higher fee and/or performance-based fee accounts over us and/or to favor Blue Owl. In addition, a conflict of interest exists to the extent our Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans or employee offerings. In these circumstances, personnel of our Adviser may have incentive to favor these other investment companies or accounts over us.
Because our Adviser may have incentive to favor other Blue Owl Credit Clients and we may compete for investments with Blue Owl Credit Clients, our Adviser and its affiliates are subject to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on our behalf. To mitigate these conflicts, the Blue Owl Credit Advisers will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with the Blue Owl Credit Advisers’ investment allocation policy, taking into account such factors as the relative amounts of capital available for new investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate’ each client’s life cycle; targeted leverage level; targeted asset mix and any other factors deemed appropriate. We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “-Our ability to enter into transactions with our affiliates is restricted.”
Actions taken by our Adviser and its affiliates on behalf of the Blue Owl Credit Clients as a result of any conflict of interest may be adverse to us, which could harm our performance. For example, we may invest in the same credit obligations as other Blue Owl Credit Clients, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. Decisions made with respect to the securities held by one of the Blue Owl Credit Clients may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Blue Owl Credit Clients

(including us). While the Blue Owl Credit Advisers and their affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that they employ to handle those conflicts when they arise, their decision to permit the investments to occur in the first instance or their judgment on how to mitigate the conflict could be challenged or deemed insufficient. If the Blue Owl Credit Advisers and their affiliates fail to appropriately address those conflicts, it could negatively impact their reputation and ability to raise additional funds and the willingness of counterparties to do business with them or result in potential litigation against them.
From time to time, fees and expenses generated in connection with potential portfolio investments that are not consummated may be allocable to us and one or more Blue Owl Credit Clients. These expenses will be allocated in a manner that is fair and equitable over time and in accordance with policies adopted by the Blue Owl Credit Advisers and the Investment Advisory Agreement; however, the method for allocation expenses may vary depending on the nature of the expense and such determinations involve inherent discretion.
In addition, from time to time, our Adviser could cause us to purchase a security or other investment from, or sell a security or other investment to, another Blue Owl Credit Client. Such cross transaction would be in accordance with applicable regulations and our and our Adviser’s valuation and cross-trades policies; however, such cross transactions could give rise to additional conflicts of interest.
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
Products within Blue Owl’s Real Estate platform may enter into sale lease-back transactions with our portfolio companies or with borrowers under our credit facilities.
From time to time, companies in which we have invested or may invest, may enter into sale-leaseback transactions with products within Blue Owl’s Real Estate platform. As a result of these arrangements we could be a creditor to, or equity owners of, a company at the same time that company is a tenant of a product within Blue Owl’s Real Estate platform. If such a company were to encounter financial difficulty or default on its obligations as a borrower, our Adviser could be required to take actions that may be adverse to those of Blue Owl’s Real Estate platform in enforcing our rights under the relevant facilities or agreements, or vice versa. This could lead to actual or perceived conflicts of interest.
Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations.
We, directly or through our Adviser, may obtain confidential information about the companies in which we have invested or may invest or be deemed to have such confidential information. Our Adviser may come into possession of material, non-public information through its members, officers, directors, employees, principals or affiliates. In addition, funds managed by GP Strategic Capital may invest in entities that manage our portfolio companies and, as a result, may obtain additional confidential information about our portfolio companies. The possession of such information may, to our detriment, limit the ability of us and our Adviser to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of our Adviser may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of our Adviser come into possession of material non-public information with respect to our investments, such personnel will be restricted by our Adviser’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of our Adviser to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Adviser in the course of its duties. Additionally, there may be circumstances in which one or more individuals associated with our Adviser will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of our Adviser.
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
Our Adviser and certain of our affiliates received an order for exemptive relief (as amended, the “Order”) from the SEC to permit us to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain Affiliated Funds if such private funds are not invested in such existing portfolio company.
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
Our Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement (and, separately, under the Administration Agreement), and it will not be responsible for any action of our Board in declining to follow our Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of our Adviser will not be liable to us for their acts under the Investment Advisory Agreement, provided that nothing will be deemed to protect the Adviser in respect of any liability by reason of criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of their duties. We have also agreed to indemnify, defend and protect our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of our Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of our Adviser not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties. However, in accordance with Section 17(i) of the 1940 Act, neither our Adviser nor any of its affiliates, directors, officers, members, employees, agents, or representatives may be protected against any liability to us or our investors to which it would otherwise be subject by reason of willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of its office. In addition, the Investment Advisory Agreement provides that we will not indemnify the Adviser nor any of its affiliates, directors, officers, members, employees, agents, or representatives for any loss suffered by for any liability or loss suffered by such party, nor will we provide that such party will be held harmless for any loss or liability we suffer, unless all of the following conditions are met: (i) we have determined in good faith that the conduct that caused the loss or liability was in the best interests of the Company; (ii) we have determined in good faith that such party was acting on behalf of or performing services for the Company; (iii) we have determined, in good faith, that such liability or loss was not the result of (A) negligence or misconduct, in the case that such part is the Adviser or an affiliate of the Adviser, or (B) gross negligence or willful misconduct, in the case that such party is a director of the Company who is not also an officer of the Company or the Adviser or an affiliate of the Adviser; and (iv) such indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders. In addition, such party will not be indemnified for any losses, liabilities or expenses arising from or out of an alleged violation of federal or state securities laws by such party unless one or more of the following conditions are met: (i) there has been a successful adjudication on the merits of each count involving alleged material securities law violations as to such party; (ii) such claims have been dismissed with prejudice on the merits by a court of competent jurisdiction as to such party; or (iii) a court of competent jurisdiction approves a settlement of the claims against such party and finds that indemnification of the settlement and the related costs should be made, and the court considering the request for indemnification has been advised of the position of the SEC and of the published position of any state securities regulatory authority in which shares of our stock were offered or sold as to indemnification for violations of securities laws. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.
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
Our Class S and Class D shares are each subject to an ongoing servicing fee.
The ongoing servicing fees will be payable by investors in our Class S and Class D shares to compensate our Dealer Manager and its affiliates, participating broker-dealers and financial representatives for services rendered to shareholders, including, among other things, responding to customer inquiries of a general nature regarding the Company; crediting distributions from us to customer accounts; arranging for bank wire transfer of funds to or from a customer's account; responding to customer inquiries and requests regarding shareholder reports, notices, proxies and proxy statements, and other Company documents; forwarding prospectuses, tax notices and annual and quarterly reports to beneficial owners of our shares; assisting us in establishing and maintaining shareholder accounts and records; assisting customers in changing account options, account designations and account addresses, and providing such other similar services as we may reasonably request to the extent an authorized service provider is permitted to do so under applicable statutes, rules, or regulations.

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
We may make indirect investments in portfolio companies through joint ventures, partnerships or other special purpose vehicles (“Investment Vehicles”). In general, the risks associated with indirect investments in portfolio companies through a joint venture, partnership or other special purpose vehicle are similar to those associated with a direct investment in a portfolio company; however, if we are not the sole investor in such Investment Vehicle, the investment may involve risks not present in investments where a third party is not involved. While we intend to analyze the credit and business of a potential portfolio company in determining whether to make an investment in an Investment Vehicle, we will nonetheless be exposed to the creditworthiness of the Investment Vehicle and any third party. In the event of a bankruptcy proceeding against the portfolio company, the assets of the portfolio company may be used to satisfy its obligations prior to the satisfaction of our investment in the Investment Vehicle (i.e., our investment in the Investment Vehicle could be structurally subordinated to the other obligations of the portfolio company). If a third party is involved, we are subject to the risk that such third-party could have financial difficulties resulting in a negative impact on the Investment Vehicle, could have economic or business interests or goals which are inconsistent with ours, or could be in a position to take (or block) action in a manner contrary to our investment objective or the increased possibility of default by, diminished liquidity or insolvency of, the third party, due to a sustained or general economic downturn. In addition, if we are not the sole investor in an Investment Vehicle, we may be required to rely on our partners in the Investment Vehicle when making decisions regarding such Investment Vehicle’s investments, accordingly, the value of the investment could be adversely affected if our interests diverge from those of our partners in the Investment Vehicle.

Any strategic investments that we pursue are subject to risks and uncertainties.
We have pursued and may continue to pursue growth through strategic investments in new businesses, including through investments in our specialty finance vehicles. Completion and timing of any such strategic investments may be subject to a number of contingencies, including the uncertainty in reaching a commercial agreement with our counterparty, our ability to obtain required board, shareholder and regulatory approvals, as well as any required financing (or the risk that these are obtained subject to terms and conditions that are not anticipated). The announcement or consummation of any transaction also may adversely impact our business relationships or engender competitive responses.
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
We may invest in bank loans and participations. These obligations are subject to unique risks, including:
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
Equity investments also have experienced significantly more volatility in their returns and may under-perform relative to fixed income securities during certain periods. An adverse event, such as an unfavorable earnings report, may depress the value. Also, prices of equity investments are sensitive to general movements in the stock market and a drop in the stock market may depress the price of common stock investments to which we have exposure. Equity prices fluctuate for several reasons including changes in investors’ perceptions of the financial condition of an issuer or the general condition of the relevant stock market, or when political or economic events affecting the issuers occur. In addition, common stock prices may be particularly sensitive to rising interest rates, as the cost of capital rises and borrowing costs increase.
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
We may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds and, to the extent we so invest, will bear our ratable share of any such company’s expenses, including management and performance fees. We will also remain obligated to pay the base management fee, income based fee and capital gains incentive fee to our investment adviser with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each of our common stockholders will bear his or her share of the base management fee, income based fee and capital gains incentive fee due to our investment adviser as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.
For the foregoing reasons, investments in equity securities can be highly speculative and carry a substantial risk of loss of investment.
To the extent we invest in publicly traded companies, we may be unable to obtain financial covenants and other contractual rights, which subjects us to additional risks.
If we invest in instruments issued by publicly-held companies, we may be subject to risks that differ in type or degree from those involved with investments in privately-held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on our ability to dispose of such instruments at certain times, increased likelihood of shareholder litigation against such companies’ board members and increased costs associated with each of the aforementioned risks. In addition, to the extent we invest in publicly traded debt instruments, we may not be able to obtain financial covenants or other contractual rights that we might otherwise be able to obtain when making privately-negotiated investments. We may not have the same access to information in connection with investments in public debt instruments that we would expect to have in connection with privately-negotiated investments. If we or our Adviser were deemed to have material, nonpublic information regarding the issuer of a publicly traded instrument in which we have invested, we may be limited in our ability to make new investments or sell existing investments in such issue.
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
Our portfolio companies may be highly leveraged.
Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

If we cannot obtain debt financing or equity capital on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.
The net proceeds from the sale of our shares will be used for our investment opportunities, and, if necessary, the payment of operating expenses and the payment of various fees and expenses such as base management fees, incentive fees, other fees and distributions. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. We generally are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our tax treatment as a RIC. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to diversify our portfolio and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.
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
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our net asset value. The majority of our debt investments have, and are expected to have, variable interest rates that reset periodically based on benchmarks such as the SOFR, the SONIA, the Euro Interbank Offered Rate, the Federal Funds rate or Prime rate. Increases in interest rates have made and may continue to make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold and may increase defaults even where our investment income increases. Rising interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, as interest rates have increased and the corresponding risk of default by borrowers has increased, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. All of these risks may be exacerbated when interest rates rise rapidly and/or significantly. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities.
Conversely, if interest rates were to decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require our Adviser and the Adviser’s personnel to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans.
In addition, because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Portions of our investment portfolio and our borrowings have floating rate components. As a result, the recent significant changes in market interest rates have increased our interest expense as has the incurrence of additional fixed rate borrowings. In periods of rising interest rates, such as in the current market, our cost of funds increases, which tends to reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. In addition, our interest expense may not decrease at the same rate as overall interest rates because of our fixed rate borrowings, which could lead to greater declines in our net investment income. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
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
We expose ourselves to risks when we engage in risk management activities.
We have entered, and may in the future enter, into hedging transactions, which may expose us to risks associated with such transactions. We may seek to utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates and the relative value of certain debt securities from changes in market interest rates. Use of these hedging instruments may include counter-party credit risk. The scope of risk management activities we undertake varies based on the level of interest rates, prevailing foreign currency exchange rates, the types of investments that are made and other changing market conditions. To the extent we have non-U.S. investments, particularly investments denominated in non-U.S. currencies, our hedging costs will increase.
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
The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging. In connection with the September 2027 Notes and January 2029 Notes, which bear interest at a fixed rate, we entered into an interest rate swap to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. However, unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure. Also, where a put or call option on a particular security is purchased to hedge against price movements in a related security, the price of the put or call option may move more or less than the price of the related security. If restrictions on exercise were imposed, we might be unable to exercise an option we had purchased. If we were unable to close out an option that we had purchased on a security, it would have to exercise the option in order to realize any profit or the option may expire worthless.
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
Rule 18f-4 requires a BDC (or a registered investment company) that uses derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program and implement certain testing and board reporting requirements. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
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
Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we are not targeting any specific industries, our investments may be focused on relatively few industries. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns. For example, as of December 31, 2023, our investments in internet software and services represented 12.8% of our portfolio at fair value. Our investments in internet software and services are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks. In addition, as of December 31, 2023, our investments in healthcare providers and services represented 14.8% of our portfolio at fair value. Our investments in healthcare providers and services are subject to a variety of risks, including, but not limited to, additional or changing government regulations and policies that could increase compliance and other costs of doing business, risks related to medical technology, and scarcity of management and other personnel with appropriate training, which may impact the business of such portfolio companies. In addition, as of December 31, 2023, our investments in insurance represented 9.7% of our portfolio at fair value. The U.S. insurance industry is heavily regulated and our investments in insurance are subject to a variety of risks, including, but not limited to, additional or changing government regulations that could increase compliance and other costs of doing business, which may impact the business of such portfolio companies.
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
Under the terms of the loan sale agreements entered into in connection with our debt securitization transactions with respect to the CLOs (collectively, the “CLO Transactions”), we and one Core Income Funding I, Core Income Funding III and Core Income Funding IV sold and/or contributed to the Delaware limited liability company, in connection with the particular CLO Transaction, as applicable (the “CLO Issuers”, all of the ownership interest in the portfolio loans and participations held by the CLO Issuers on the closing date for the CLO Transaction for the purchase price and other consideration set forth in such loan sale agreements. As a result of the CLO Transactions, we hold all of the preferred shares issued by the CLO Issuers (collectively, the “CLO Preferred Shares”), which comprise 100% of the equity interests in the CLO Issuers. In the case of CLO VIII, CLO XI, CLO XII and CLO XV we own the equity interests of the CLO Issuers (i.e., the CLO Preferred Shares). As a result, we expect to consolidate the financial statements of the CLO Issuers in our consolidated financial statements. However, once sold or contributed to a CLO, the underlying loans and participation interests have been securitized and are no longer our direct investment, and the risk return profile has been altered. In general, rather than holding interests in the underlying loans and participation interests, the CLO Transactions resulted in us holding equity interests in the CLO Issuers, with the CLO Issuers holding the underlying loans. As a result, we are subject both to the risks and benefits associated with the Preferred Shares and, indirectly, the risks and benefits associated with the underlying loans and participation interests held by the CLO Issuers. In addition, our ability to sell, amend or otherwise modify an underlying loan held by a CLO Issuer is subject to certain conditions and restrictions under the applicable CLO Transactions, which may prevent us from taking actions that we would take if we held such underlying loan directly.
The subordination of the CLO Preferred Shares will affect our right to payment.

The respective CLO Preferred Shares are subordinated to the notes issued and amounts borrowed by the CLO Issuers and CLO Co-Issuers, as applicable (collectively, the “CLO Debt”), respectively, and certain fees and expenses. If an overcollateralization test or an interest coverage test is not satisfied as of a determination date, the proceeds from the underlying loans otherwise payable to a CLO Issuer (which such CLO Issuer could have distributed with respect to the CLO Preferred Shares of such CLO Issuer) will be diverted to the payment of principal on the CLO Debt of such CLO Issuer. See “—The CLO Indentures require mandatory redemption of the respective CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.”
On the scheduled maturity of the CLO Debt of a CLO Issuer or if such CLO Debt is accelerated after an event of default, proceeds available after the payment of certain administrative expenses will be applied to pay both principal of and interest on the such CLO Debt until such CLO Debt is paid in full before any further payment will be made on the CLO Preferred Shares of such CLO Issuer. As a result, such CLO Preferred Shares would not receive any payments until such CLO Debt is paid in full and under certain circumstances may not receive payments at any time.
In addition, if an event of default occurs and is continuing with respect to the CLO Debt of a CLO Issuer, the holders of such CLO Debt will be entitled to determine the remedies to be exercised under the indenture pursuant to which such CLO Debt was issued (each a “CLO Indenture” and collectively, the “CLO Indentures”). Remedies pursued by the holders of CLO Debt could be adverse to our interests as the holder of CLO Preferred Shares, and the holders of CLO Debt will have no obligation to consider any possible adverse effect on such our interest or the interest of any other person. See “ —The holders of certain CLO Debt will control many rights under the CLO Indentures and therefore, we will have limited rights in connection with an event of default or distributions thereunder.”
The CLO Preferred Shares represent leveraged investments in the underlying loan portfolio of the applicable CLO Issuer, which is a speculative investment technique that increases the risk to us as the owner of the CLO Preferred Shares. As the junior interest in a leveraged capital structure, the CLO Preferred Shares will bear the primary risk of deterioration in the performance of the applicable CLO Issuer and its portfolio of underlying loans.
The holders of certain CLO Debt will control many rights under the CLO Indentures and therefore, we will have limited rights in connection with an event of default or distributions thereunder.
Under each CLO Indenture, as long as any CLO Debt of the applicable CLO Issuer is outstanding, the holders of the senior-most outstanding class of such CLO Debt will have the right to direct the trustee or the applicable CLO Issuer to take certain actions under the applicable CLO Indenture (and the CLO VIII Credit Agreement, the CLO XI Credit Agreements and the CLO XII Credit Agreement, in the case of CLO VIII, CLO IX and CLO XII, as applicable, subject to certain conditions). For example, these holders will have the right, following an event of default, to direct certain actions and control certain decisions, including the right to accelerate the maturity of applicable CLO Debt and, under certain circumstances, the liquidation of the collateral. Remedies pursued by such holders upon an event of default could be adverse to our interests.
Although we, as the holder of the CLO Preferred Shares, will have the right, subject to the conditions set forth in the CLO Indentures, to purchase assets in any liquidation of assets by the collateral trustee, if an event of default has occurred and is continuing, we will not have any creditors’ rights against the applicable CLO Issuer and will not have the right to determine the remedies to be exercised under the applicable CLO Indenture. There is no guarantee that any funds will remain to make distributions to us as the holder of the CLO Preferred Shares following any liquidation of assets and the application of the proceeds from such assets to pay the applicable CLO Debt and the fees, expenses, and other liabilities payable by the applicable CLO Issuer.
The CLO Indentures require mandatory redemption of the respective CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.
Under the CLO Indentures governing the CLO Transactions, there are two coverage tests applicable to CLO Debt. These tests apply to each CLO Transaction separately.
The first such test, the interest coverage test, compares the amount of interest proceeds received and, other than in the case of defaulted loans, scheduled to be received on the underlying loans held by each CLO Issuer to the amount of interest due and payable on the CLO Debt of such CLO Issuer and the amount of fees and expenses senior to the payment of such interest in the priority of distribution of interest proceeds. To satisfy this test interest received on the portfolio loans held by such CLO Issuer must equal at least 120% of the amount equal to the interest payable on the CLO Debt of such CLO Issuer for Class A/B in CLO VIII and CLO XI, at least 120% for Class A-1/A-2/B in CLO XII and at least 115% for Class C in CLO VIII, plus the senior fees and expenses.
The second such test, the overcollateralization test, compares the adjusted collateral principal amount of the portfolio of underlying loans of each CLO Issuer to the aggregate outstanding principal amount of the CLO Debt of such CLO Issuer. To satisfy this second test at any time, this adjusted collateral principal amount for CLO VIII and CLO XV must equal at least 138.46% for Class A/B and 126.90% for Class C for CLO VIII of the outstanding principal amount of the CLO VIII Debt, 139.85% for CLO XI for Class

A/B and 138.85% for Class A-1/A-2/B for CLO XII. In this test, certain reductions are applied to the principal balance of underlying loans in connection with certain events, such as defaults or ratings downgrades to “CCC” levels or below with respect to the loans held by each CLO Issuer. These adjustments increase the likelihood that this test is not satisfied.
If either coverage test with respect to a CLO Transaction is not satisfied on any determination date on which such test is applicable, the applicable CLO Issuer must apply available amounts to redeem its CLO Debt in an amount necessary to cause such test to be satisfied. This would reduce or eliminate the amounts otherwise available to make distributions to us as the holder of the CLO Preferred Shares of such CLO Issuer.
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
Climate change and climate-related effects may expose us to systemic, global, macroeconomic risks and could adversely affect our business and the businesses of our products’ portfolio companies.
Global climate change is widely considered to be a significant threat to the global economy. We and the companies in which we invest may face risks associated with climate change, including physical risks such as an increased frequency or severity of extreme weather events and rising sea levels and temperatures. In addition, climate change may also impact our profitability and costs, as well as pose systemic risks for our businesses and those of the companies in which we invest. For example, to the extent weather conditions are affected by climate change, energy use by us or the companies in which we invest could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of us or the companies in which we invest. On the other hand, a decrease in energy use due to weather changes may affect the financial condition of some of the companies in which we invest through decreased revenues. Additionally, extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.
Further, the current U.S. presidential administration has focused on climate change policies and has re-joined the Paris Agreement, which includes commitments from countries to reduce their greenhouse gas emissions, among other commitments. The Paris Agreement and other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions may expose our business operations, products and products’ portfolio companies to other types of transition risks, such as: (i) political and policy risks, (including changing regulatory incentives, and legal requirements, including with respect to greenhouse gas emissions, that could result in increased costs or changes in business operations), (ii) regulatory and litigation risks, (including changing legal requirements that could result in increased permitting, tax and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change), (iii) technology and market risks, (including declining market for investments in industries seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions), (iv) business trend risks, (including the increased attention to ESG considerations by our investors, including in connection with their determination of whether to invest), and (v) potential harm to our reputation if our shareholders believe that we are not adequately or appropriately responding to climate change and/or climate risk management, including through the way in which we operate our business, the composition of portfolio, our new investments or the decisions we make to continue to conduct or change our activities in response to climate change considerations.
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
•general economic trends and other external factors; and
•loss of a major funding source.
We may experience fluctuations in our quarterly results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the loans or other debt securities we originate or acquire, the level of our expenses (including our borrowing costs), variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods or the full fiscal year.

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
We have adopted a distribution reinvestment plan whereby shareholders (other than Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Oklahoma, Oregon, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of the same class of our common stock to which the distribution relates unless they elect to receive their distributions in cash. See “Distribution Reinvestment Plan.” Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Oklahoma, Oregon, Vermont and Washington investors, and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan, will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of our common stock. As a result, shareholders that do not elect to participate in our distribution reinvestment plan will experience dilution over time.
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
Risks Related to an Investment in our Unsecured Notes
Our unsecured notes are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.
Our unsecured notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, these notes are effectively subordinated, or junior, to any secured indebtedness or other obligations we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured that we later secure) to the extent of the value of the assets securing such indebtedness. Substantially all of our subsidiaries’ assets are currently pledged as collateral under our credit facilities or in connection with our CLOs. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the unsecured notes. Secured indebtedness is effectively senior to our unsecured notes to the extent of the value of the assets securing such indebtedness.
Our unsecured notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
Our unsecured notes are exclusively our obligations and not of any of our subsidiaries. None of our subsidiaries are a guarantor of the unsecured notes and the unsecured notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the unsecured notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the unsecured notes will be structurally subordinated, or junior, to our SPV Asset Facilities and CLOs and all existing and future indebtedness and other obligations (including trade payables) incurred by any of our subsidiaries, financing vehicles or similar facilities and any subsidiaries, financing vehicles or similar facilities that we may in the future acquire or establish. Our subsidiaries may incur indebtedness in the future, all of which would be structurally senior to the unsecured notes.
A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or our unsecured notes, if any, or change in the debt markets, could cause the liquidity or market value of our notes to decline significantly.
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
An increase in market interest rates could result in a decrease in the market value of our unsecured notes.
The condition of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices of our unsecured notes. In general, as market interest rates rise, debt securities bearing interest at fixed rates of interest decline in value. We cannot predict the future level of market interest rates.

The indenture under which the unsecured notes were issued contains limited protection for holders of our unsecured notes.
The indenture offers limited protection to holders of our unsecured notes. The terms of the indenture and the unsecured notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the unsecured notes. In particular, the terms of the indenture and the Notes will not place any restrictions on our or our subsidiaries’ ability to:
•issue securities or otherwise incur additional indebtedness or other obligations other than an incurrence of indebtedness or other obligations that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a) of the 1940 Act or any successor provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from incurring additional borrowings, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings;
•pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the unsecured notes;
•sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•enter into transactions with affiliates;
•make investments; or
•create restrictions on the payment of dividends or other amounts to us from our subsidiaries.
Furthermore, the terms of the indenture and the unsecured notes do not protect holders of the unsecured notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity.
Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the unsecured notes may have important consequences for you as a holder of the unsecured notes, including making it more difficult for us to satisfy our obligations with respect to the unsecured notes or negatively affecting the trading value of the unsecured notes.
Certain of our current debt instruments include more protections for their holders than the indenture and the unsecured notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the indenture and the unsecured notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the unsecured notes.
The optional redemption provision may materially adversely affect your return on the unsecured notes.
The unsecured notes are redeemable in whole or in part at any time or from time to time at our option. We may choose to redeem the unsecured notes at times when prevailing interest rates are lower than the interest rate paid on the unsecured notes. In this circumstance, you may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as that of the unsecured notes being redeemed.
We may not be able to repurchase the unsecured notes upon a Change of Control Repurchase Event.
Upon the occurrence of a Change of Control Repurchase Event, as defined in the indenture that governs the unsecured notes, as supplemented, subject to certain conditions, we will be required to offer to repurchase all outstanding unsecured notes at 100% of their principal amount, plus accrued and unpaid interest. The source of funds for that purchase of the unsecured notes will be our available cash or cash generated from our operations or other potential sources, including borrowings, investment repayments, sales of assets or sales of equity. We cannot assure you that sufficient funds from such sources will be available at the time of any Change of Control Repurchase Event to make required repurchases of the unsecured notes tendered. Our debt instruments may contain restrictions and provisions that we would have to comply with in connection with any repurchase of the unsecured notes. If the holders of the unsecured notes exercise their right to require us to repurchase all the unsecured notes upon a Change of Control Repurchase Event, the financial effect of this repurchase could cause a default under our existing or future debt instruments, even if the Change of

Control Repurchase Event itself would not cause a default. It is possible that we will not have sufficient funds at the time of the Change of Control Repurchase Event to make the required repurchase of the Notes or our other debt.
If an active trading market does not develop for the unsecured notes, you may not be able to resell them.
We do not intend to apply for listing of the unsecured notes on any securities exchange or for quotation of the unsecured notes on any automated dealer quotation system. If no active trading market develops, you may not be able to resell the unsecured notes at their fair market value or at all. If the unsecured notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. We cannot assure you that a liquid trading market will develop for the unsecured notes, that you will be able to sell the unsecured notes at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market does not develop for the unsecured notes, the liquidity and trading price for the unsecured notes may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the unsecured notes for an indefinite period of time.
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
The Annual Distribution Requirement for a RIC generally will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short term capital gains over realized net long term capital losses. In addition, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M. We would be taxed, at regular corporate rates, on retained income and/or gains, including any short term capital gains or long term capital gains. We also must make distributions to satisfy an additional Excise Tax Avoidance Requirement in order to avoid a 4% excise tax on certain undistributed income. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay excise taxes and (2) fail to qualify for RIC tax treatment, and thus become subject to corporate level income tax on our taxable income (including gains).
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
Unrealized appreciation on derivatives, such as foreign currency forward contracts, may be included in taxable income while the receipt of cash may occur in a subsequent period when the related contract expires. Any unrealized depreciation on investments that the foreign currency forward contracts are designed to hedge are not currently deductible for tax purposes. This can result in increased taxable income whereby we may not have sufficient cash to pay distributions or we may opt to retain such taxable income and pay a 4% excise tax. In such cases we could still rely upon the “spillover provisions” to maintain RIC tax treatment.
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
While the SEC’s recent lists of examination priorities include such items as assessments of investment advisers’ marketing practices, compensation arrangements and controls to protect non-public information, it is generally expected that the SEC’s oversight of alternative asset managers will continue to focus substantially on concerns related to fiduciary duty transparency and investor disclosure practices. Although the SEC has cited improvements in disclosures and industry practices in this area, it has also indicated that there is room for improvement in particular areas, including fees and expenses (and the allocation of such fees and expenses) and co-investment practices. To this end, many investment advisory firms have received inquiries during examinations or directly from the SEC’s Division of Enforcement regarding various transparency-related topics, including the acceleration of monitoring fees, the allocation of broken-deal expenses, outside business activities of firm principals and employees, group purchasing arrangements and general conflicts of interest disclosures. While we believe we have made appropriate and timely disclosures regarding the foregoing, the SEC staff may disagree.
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
The central banks and, in particular, the U.S. Federal Reserve, have recently taken significant action to combat elevated inflation and market volatility. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective.

On the other hand, recent governmental intervention could mean that the willingness of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.
Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse effect on the price of our common stock.
The Maryland General Corporation Law (the “MGCL”), our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control of the Company or the removal of our directors. We are subject to the Maryland Business Combination Act (the “Business Combination Act”), subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board or disinterested directors do not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and may increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (the “Control Share Acquisition Act”) acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, subject to any applicable requirements of the 1940 Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and may increase the difficulty of consummating such an offer.
We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our board of directors into three classes serving staggered three-year terms, and provisions of our charter authorizing our board of directors to classify or reclassify shares of our stock into one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our charter from time to time, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may discourage, delay, defer, make more difficult or prevent a transaction or a change in control that might otherwise be in stockholders’ best interest.
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
•disease pandemics;
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
We depend on the services of custodians, counterparties, administrators and other agents to carry out certain transactions and other administrative services, including compliance with regulatory requirements in U.S. and non-U.S. jurisdictions. We are subject to risks of errors and mistakes made by these third parties, which may be attributed to us and subject us or our shareholders to reputational damage, penalties or losses. We depend on third parties to provide primary and back up communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, portfolio monitoring, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. The terms of the contracts with third-party service providers are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight. Accordingly, we may be unsuccessful in seeking reimbursement or indemnification from these third-party service providers. In addition, we rely on a select number of third-party services providers and replacement of any one of our service providers could be difficult and result in disruption and expense.
Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business.
We operate in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information. In addition, the SEC remains extremely focused on cybersecurity, has recently adopted new rules related to cybersecurity, and may adopt additional rules and regulations in the future, including testing the implementation of these procedures and controls. Further, the European General Data Protection Regulation (the “GDPR”) came into effect in May 2018. Data protection requirements under the GDPR are more stringent than those imposed under prior European legislation. There are substantial financial penalties for breach of the GDPR, including up to the higher of 20 million Euros or 4% of group annual worldwide turnover. Non-compliance with any of the aforementioned laws or other similar laws, therefore, represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our, our employees’ or our product investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our product investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our product investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our product investors and clients to lose confidence in the effectiveness of our security measures. Finally, there have been significant evolution and developments in the use of artificial intelligence technologies, such as ChatGPT. We cannot fully determine the impact or cybersecurity risk of such evolving technology to our business at this time.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Processes and Risk Assessment
We rely on the cybersecurity program implemented by Blue Owl, the indirect affiliate of our Adviser. Blue Owl has implemented a cybersecurity program, which i is focused on (i) protecting the confidentiality of business, client, investors in its funds and its employee information; (ii) maintaining the security and availability of its systems and data; (iii) supporting compliance with applicable laws and regulations; (iv) documenting cybersecurity incidents and its responses; and (v) notification of cybersecurity incidents to, and communications with, appropriate internal and external parties.
Blue Owl has implemented an information security governance policy (the “ISG Policy”) governing cybersecurity risk, which is designed to facilitate the protection of sensitive or confidential business, client, investor and any employee information that it stores or processes and the maintenance of critical services and systems. Blue Owl’s cybersecurity program is managed by Blue Owl’s Chief Technology Officer and Head of Technology Infrastructure (together, “Blue Owl IT Management”), who report to Blue Owl’s Chief Operating Officer. Blue Owl IT Management and its team are responsible for implementing Blue Owl’s monitoring and alert response processes, vulnerability management, changes made to its critical systems, including software and network changes, and various other technological and administrative safeguards. These processes and systems are designed to protect against unauthorized access of information, including by cyber-attacks, and Blue Owl’s policy and processes include, as appropriate, encryption, data loss prevention technology, authentication technology, entitlement management, access control, anti-virus and anti-malware software, and transmission of data over private networks. Blue Owl’s processes and systems aim to prevent or mitigate two main types of cybersecurity risk: first, cybersecurity risks associated with its physical and digital devices and infrastructure, and second, cybersecurity risks associated with third parties, such as people and organizations who have access to its devices, infrastructure or confidential or sensitive information. The cybersecurity-control principles that form the basis of Blue Owl’s cybersecurity program are informed by the National Institute of Standards and Technology Cybersecurity Framework (“NIST”).
Blue Owl’s cybersecurity program includes review and assessment by third parties of the cybersecurity processes and systems. These third parties assess and report on Blue Owl’s compliance with applicable laws and regulations and its internal incident response preparedness, including benchmarking to best practices and industry frameworks and help identify areas for continued focus and improvement. Annual penetration testing of its network, including critical systems and systems that store confidential or sensitive information, is conducted with third party consultants and vulnerabilities are reviewed by Blue Owl IT Management for remediation. When Blue Owl engages vendors and other third party partners who will have access to sensitive data or client systems and facilities, its infrastructure technology team assesses their cybersecurity programs and processes.
Blue Owl also provides its employees with cybersecurity awareness training at onboarding and annually, as well as interim security reminders and alerts. Blue Owl conducts regular phishing tests and provides additional training as appropriate.
Governance and Oversight of Cybersecurity Risks
Blue Owl has developed an incident response framework to identify, assess and manage cybersecurity events. The framework is managed and implemented by Blue Owl’s Cyber Risk Operating Committee (the “C-ROC”), a cross-functional management committee that includes its General Counsel, Chief Operating Officer, Chief Compliance Officer and Blue Owl IT Management. The C-ROC is responsible for gathering information with respect to a cybersecurity incident, assessing its severity and potential responses, as well as communicating with business heads and senior management, as appropriate. This framework contemplates conducting simulated cybersecurity incident response exercises with members of senior management on an interim basis in coordination with external cyber counsel.
Blue Owl’s cybersecurity program, which is overseen by the C-ROC, is managed by an internal team that is responsible for enterprise-wide cybersecurity strategy, policies, engineering and processes. The team is led by Blue Owl’s Chief Technology Officer, who has over 25 years of experience advising on technology strategy, including digital transformation, cybersecurity, business analytics and infrastructure, and Blue Owl’s Head of Technology Infrastructure, who has over 20 years of experience in the information technology field with a focus on IT risk governance and management, information security, incident response capabilities and assessing effectiveness of controls. The C-ROC meets regularly and forms cross-enterprise teams, as needed, to manage and implement key policies and initiatives of Blue Owl’s cybersecurity program.
Our Board of Directors has delegated the primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management to the Audit Committee. Blue Owl’s Chief Technology Officer periodically reports to the Audit Committee as well as the full Board, as appropriate, on cybersecurity matters. Such reporting includes updates on Blue Owl’s cybersecurity program, the external threat environment and Blue Owl’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on Blue Owl’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.
Impact of Cybersecurity Risks
In 2023, we did not experience a material cybersecurity incident, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, we describe whether and how future incidents could have a material impact on our business strategy, results of operations or financial condition in “Internal and external cybersecurity threats and risks, as well as other disasters, may adversely affect our business or the business or our portfolio companies by impairing the ability to conduct business effectively.” and “Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business.”
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Share Issuances

In connection with our formation, we had the authority to issue 3,000,000,000 common shares at $0.01 per share par value, 1,000,000,000 of which are classified as Class S common shares, 1,000,000,000 of which are classified as Class D common shares, and 1,000,000,000 of which are classified as Class I common shares. Pursuant to our initial public offering we offered $2,500,000,000 in any combination of shares of Class S, Class D, and Class I common stock and pursuant to our follow-on offering we are currently offering $9,500,000,000 in any combination of shares of Class S, Class D and Class I common stock.

We also sell shares of our Class I common stock to feeder vehicles primarily created to hold our Class I shares. The offer and sale of these shares is exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(a)(2) and/or Regulation S.

Shares of our common stock are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common stock. Currently, the purchase price per share for each class of common stock varies, but will not be sold at a price below our net asset value per share of such class, as determined in accordance with our share pricing policy, plus applicable upfront selling commissions.

In certain cases, and subject to the Dealer Manager’s approval, the shares of holders of Class S or Class D shares may be converted or exchanged into an equivalent net asset value amount of Class I shares, including in situations where a shareholder exits a relationship with a participating broker-dealer for this offering and does not enter into a new relationship with a participating broker-dealer for this offering.

The following tables summarize transactions with respect to shares of our common stock during the following periods:

	For the Years Ended December 31, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	128,425,036	$1,204,984	27,584,220	$256,944	202,538,090	$1,886,382	358,547,346	$3,348,310
Shares/gross proceeds from the private placements	—	—	—	—	13,128,239	122,591	13,128,239	122,591
Share Transfers between classes	(282,712)	(2,614)	—	—	281,797	2,614	(915)	—
Reinvestment of distributions	8,864,839	82,376	2,590,093	24,077	16,426,701	153,086	27,881,633	259,539
Repurchased shares	(8,113,011)	(75,799)	(3,642,417)	(34,058)	(29,560,722)	(277,409)	(41,316,150)	(387,266)
Total shares/gross proceeds	128,894,152	1,208,947	26,531,896	246,963	202,814,105	1,887,264	358,240,153	3,343,174
Sales load	—	(10,195)	—	(209)	—	—	—	(10,404)
Total shares/net proceeds	128,894,152	$1,198,752	26,531,896	$246,754	202,814,105	$1,887,264	358,240,153	$3,332,770

	For the Years Ended December 31, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	138,716,357	$1,281,798	29,988,942	$275,634	238,170,125	$2,182,504	406,875,424	$3,739,936
Shares/gross proceeds from the private placements	—	—	—	—	14,129,039	129,327	14,129,039	129,327
Reinvestment of distributions	3,532,070	32,022	1,200,084	10,905	6,299,574	57,235	11,031,728	100,162
Repurchased shares	(5,997,912)	(54,182)	(846,059)	(7,645)	(15,890,220)	(143,936)	(22,734,191)	(205,762)
Total shares/gross proceeds	136,250,515	1,259,638	30,342,967	278,895	242,708,518	2,225,130	409,302,000	3,763,664
Sales load	—	(11,111)	—	(481)	—	—	—	(11,592)
Total shares/net proceeds	136,250,515	$1,248,527	30,342,967	$278,413	242,708,518	$2,225,130	409,302,000	$3,752,071

	For the Years Ended December 31, 2021
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	60,515,400	$568,479	18,426,554	$171,456	88,545,531	$823,758	167,487,485	$1,563,693
Reinvestment of distributions	201,649	1,877	137,104	1,274	418,652	3,897	757,405	7,048
Repurchased shares	(16,129)	(150)	(11,327)	(106)	(161,083)	(1,504)	(188,539)	(1,760)
Total shares/gross proceeds	60,700,920	570,206	18,552,331	172,624	88,803,100	826,151	168,056,351	1,568,981
Sales load	—	(5,223)	—	(118)	—	—	—	(5,341)
Total shares/net proceeds	60,700,920	$564,983	18,552,331	$172,506	88,803,100	$826,151	168,056,351	$1,563,640

The following table details the selling commissions, Dealer Manager fees, and shareholder servicing fees for each applicable share class as of December 31, 2023:

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

Distribution Policy

To qualify for tax treatment as a RIC, we must distribute (or be treated as distributing) in each taxable year dividends of an amount equal to at least the sum of 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gains reduced by deductible expenses) and 90% of our net tax-exempt income for that taxable year. As a RIC, we generally will not be subject to U.S. federal income tax at corporate rates on our investment company taxable income and net capital gains that we distribute to shareholders. We may be subject to a nondeductible 4% U.S. federal excise tax if we do not distribute (or are treated as distributing) in each calendar year an amount at least equal to the sum of:

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

Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were recorded during the following periods:

	For the Year Ended December 31, 2023
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
December 5, 2022	January 31, 2023	February 24, 2023	$0.08765	$16,523	$4,296	$30,667
February 10, 2023	February 28, 2023	March 23, 2023	0.06765	12,882	3,372	24,319
February 10, 2023	March 31, 2023	April 26, 2023	0.06765	13,027	3,550	24,938
February 10, 2023	April 30, 2023	May 22, 2023	0.08765	18,233	4,956	33,691
May 9, 2023	May 31, 2023	June 26, 2023	0.06765	14,183	3,884	27,515
May 9, 2023	June 30, 2023	July 26, 2023	0.06765	14,804	3,894	28,323
May 9, 2023	July 31, 2023	August 22, 2023	0.08765	20,574	5,252	38,233
August 21, 2023	August 31, 2023	September 26, 2023	0.07010	16,878	4,262	31,886
August 21, 2023	September 30, 2023	October 26, 2023	0.07010	17,637	4,358	33,085
August 21, 2023	October 31, 2023	November 24, 2023	0.10280	28,071	6,689	50,825
November 20, 2023	November 30, 2023	December 22, 2023	0.07010	19,595	5,010	36,503
November 20, 2023	December 29, 2023	January 25, 2024	0.10280	31,265	7,602	55,062
		Total	$0.94945	$223,672	$57,125	$415,047

(1)Distributions per share are gross of shareholder servicing fees.

	For the Year Ended December 31, 2022
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 2, 2021	January 31, 2022	February 23, 2022	$0.05580	$3,798	$1,094	$6,347
November 2, 2021	February 28, 2022	March 24, 2022	0.05580	4,593	1,367	7,312
November 2, 2021	March 31, 2022	April 25, 2022	0.05580	5,334	1,673	8,860
February 23, 2022	April 30, 2022	May 24, 2022	0.05580	6,147	1,767	10,893
February 23, 2022	May 31, 2022	June 23, 2022	0.05580	6,896	2,003	12,307
February 23, 2022	June 30, 2022	July 26, 2022	0.05580	7,613	2,110	13,541
May 3, 2022	July 31, 2022	August 24, 2022	0.06038	8,877	2,445	15,923
May 3, 2022	August 31, 2022	September 26, 2022	0.06038	9,247	2,505	16,982
May 3, 2022	September 30, 2022	October 26, 2022	0.06643	10,779	2,902	19,803
October 23, 2022	October 31, 2022	November 28, 2022	0.06643	11,169	3,007	20,728
November 22, 2022	November 30, 2022	December 23, 2022	0.06643	11,567	3,113	21,596
December 5, 2022	December 31, 2022	January 26, 2023	0.06643	11,774	3,153	22,109
		Total	$0.72128	$97,794	$27,139	$176,401

(1)Distributions per share are gross of shareholder servicing fees.

	For the Year Ended December 31, 2021
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
February 23, 2021	March 31, 2021	April 28, 2021	$0.05146	$—	$16	$194
February 23, 2021	April 30, 2021	May 27, 2021	0.05146	33	54	418
February 23, 2021	May 31, 2021	June 24, 2021	0.05146	91	101	558
February 23, 2021	June 30, 2021	July 27, 2021	0.05146	129	168	839
May 5, 2021	July 31, 2021	August 23, 2021	0.05146	294	222	1,116
May 5, 2021	August 31, 2021	September 27, 2021	0.05146	432	270	1,648
May 5, 2021	September 30, 2021	October 25, 2021	0.05146	789	354	2,209
August 3, 2021	October 31, 2021	November 22, 2021	0.05291	1,379	707	3,125
August 3, 2021	November 30, 2021	December 22, 2021	0.05435	2,060	867	3,997
August 3, 2021	December 31, 2021	January 27, 2022	0.05580	2,979	999	5,027
		Total	$0.52328	$8,186	$3,758	$19,131

(1)Distributions per share are gross of shareholder servicing fees.

On November 20, 2023, the Company’s Board declared a distribution of $0.07010 per share, payable on or before December 31, 2023, January 31, 2024 and February 29, 2024 to shareholders of records as of November 30, 2023, December 29, 2023, and January 31, 2024. The Company’s Board also declared a special distribution to the Company’s shareholders. This special distribution is in addition to those distributions previously declared and announced. This additional distribution, in the amount of $0.03270 per share, will be payable on or before January 31, 2024 to shareholders of record as of December 29, 2023.

We have adopted an opt-out distribution reinvestment plan pursuant to which shareholders (except for residents of Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Oklahoma, Oregon, Vermont and Washington and clients of participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of the Company’s same class of common stock to which the distribution relates unless they elect to receive their distributions in cash. We expect to use newly issued shares to implement the distribution reinvestment plan.

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

Holders

As of March 6, 2024, there were 23,436, 681, and 19,872 holders of record of our Class S, Class D, and Class I common stock, respectively.

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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
August 25, 2021	D	September 30, 2021	$55	$9.31	5,933
August 25, 2021	I	September 30, 2021	$291	$9.32	31,255
November 26, 2021	S	December 30, 2021	$150	$9.33	16,129
November 26, 2021	D	December 30, 2021	$51	$9.34	5,394
November 26, 2021	I	December 30, 2021	$1,213	$9.34	129,828
February 25, 2022	S	March 31, 2022	$6,001	$9.24	649,420
February 25, 2022	D	March 31, 2022	$304	$9.25	32,853
February 25, 2022	I	March 31, 2022	$16,978	$9.26	1,833,520
May 25, 2022	S	June 30, 2022	$8,365	$8.84	946,284
May 25, 2022	D	June 30, 2022	$1,110	$8.86	125,276
May 25, 2022	I	June 30, 2022	$18,414	$8.88	2,073,617
August 25, 2022	S	September 30, 2022	$8,769	$8.99	975,399
August 25, 2022	D	September 30, 2022	$1,132	$9.00	125,759
August 25, 2022	I	September 30, 2022	$33,853	$9.01	3,757,292
November 28, 2022	S	December 31, 2022	$31,047	$9.06	3,426,809
November 28, 2022	D	December 31, 2022	$5,098	$9.07	562,171
November 28, 2022	I	December 31, 2022	$74,691	$9.08	8,225,791
February 28, 2023	S	March 31, 2023	$21,643	$9.21	2,349,994
February 28, 2023	D	March 31, 2023	$3,453	$9.22	374,566
February 28, 2023	I	March 31, 2023	$68,023	$9.24	7,361,842
May 31, 2023	S	June 30, 2023	$16,367	$9.28	1,763,641
May 31, 2023	D	June 30, 2023	$13,809	$9.29	1,486,423
May 31, 2023	I	June 30, 2023	$46,072	$9.31	4,948,651

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
August 24, 2023	S	September 30, 2023	$14,790	$9.40	1,573,405
August 24, 2023	D	September 30, 2023	$12,978	$9.41	1,379,185
August 24, 2023	I	September 30, 2023	$76,140	$9.43	8,074,185
November 27, 2023	S	December 31, 2023	$22,998	$9.48	2,425,971
November 27, 2023	D	December 31, 2023	$3,817	$9.49	402,243
November 27, 2023	I	December 31, 2023	$87,172	$9.50	9,176,044
Senior Securities
Information about our senior securities is shown in the following table as of the end of the fiscal years ended December 31, 2023, 2022, 2021, and 2020.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Promissory Note(5)
December 31, 2023	$—	$—	—	N/A
December 31, 2022	$—	$—	—	N/A
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$10.0	$2,226.8	—	N/A
SPV Asset Facility I
December 31, 2023	$475.0	$2,085.2	—	N/A
December 31, 2022	$440.4	$1,927.2	—	N/A
December 31, 2021	$301.3	$1,998.5	—	N/A
SPV Asset Facility II
December 31, 2023	$1,718.0	$2,085.2	—	N/A
December 31, 2022	$1,538.0	$1,927.2	—	N/A
December 31, 2021	$446.0	$1,998.5	—	N/A
SPV Asset Facility III
December 31, 2023	$522.0	$2,085.2	—	N/A
December 31, 2022	$555.0	$1,927.2	—	N/A
SPV Asset Facility IV
December 31, 2023	$250.0	$2,085.2	—	N/A
December 31, 2022	$465.0	$1,927.2	—	N/A
SPV Asset Facility V
December 31, 2023	$200.0	$2,085.2	—	N/A
SPV Asset Facility VI
December 31, 2023	$160.0	$2,085.2	—	N/A
CLO VIII
December 31, 2023	$290.0	$2,085.2	—	N/A
December 31, 2022	$290.0	$1,927.2	—	N/A
CLO XI
December 31, 2023	$260.0	$2,085.2	—	N/A
CLO XII
December 31, 2023	$260.0	$2,085.2	—	N/A
Revolving Credit Facility
December 31, 2023	$628.1	$2,085.2	—	N/A
December 31, 2022	$302.3	$1,927.2	—	N/A
December 31, 2021	$451.2	$1,998.5	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
September 2026 Notes
December 31, 2023	$350.0	$2,085.2	—	N/A
December 31, 2022	$350.0	$1,927.2	—	N/A
December 31, 2021	$350.0	$1,998.5	—	N/A
February 2027 Notes
December 31, 2023	$500.0	$2,085.2	—	N/A
December 31, 2022	$500.0	$1,927.2	—	N/A
September 2027 Notes
December 31, 2023	$600.0	$2,085.2	—	N/A
December 31, 2022	$600.0	$1,927.2	—	N/A
June 2028 Notes
December 31, 2023	$650.0	$2,085.2	—	N/A
March 2025 Notes
December 31, 2023	$500.0	$2,085.2	—	N/A
December 31, 2022	$500.0	$1,927.2	—	N/A
January 2029 Notes
December 31, 2023	$550.0	$2,085.2	—	N/A

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
(3)The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The “—” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)Average market value per unit not applicable because the senior securities are not registered for public trading.
(5)Facility was terminated in June 2022.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Credit Income Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in “ITEM 1A. RISK FACTORS.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Annual Report on Form 10-K. Actual results could differ materially from those implied or expressed in any forward-looking statements.
Overview
Blue Owl Credit Income Corp. (the “Company”, “we”, “us”, or “our”) is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the 1940 Act. Formed as a Maryland corporation on April 22, 2020, we are externally managed by Blue Owl Credit Advisors LLC (the “Adviser”) which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. The Adviser is registered as an investment adviser with the Securities and Exchange Commission (“SEC”). We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to qualify for the tax treatment applicable to RICs. On October 23, 2020, we formed a wholly-owned subsidiary, OR Lending IC LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Lending IC LLC makes loans to borrowers headquartered in California. From time to time we may form wholly-owned subsidiaries to facilitate the normal course of business.

We are managed by our Adviser. Our Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform (“Credit”), which focuses on direct lending. Our Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the overall supervision of our Board, our Adviser manages our day-to-day operations, and provides investment advisory and management services, to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. Our Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.
We have received an exemptive order that permits us to offer multiple classes of shares of common stock and to impose asset-based servicing and distribution fees and early withdrawal fees. On September 30, 2020, the Adviser purchased 100 shares of our Class I common stock at $10.00 per share, which represents the initial public offering price. The Adviser will not tender these shares for repurchase as long as the Adviser remains the investment adviser of the Company. There is no current intention for the Adviser to discontinue its role. On October 15, 2020, we received a subscription agreement, totaling $25.0 million for the purchase of Class I common shares of our common stock from Owl Rock Feeder FIC ORCIC Equity LLC (“Feeder FIC Equity”), an entity affiliated with the Adviser. On November 12, 2020, we commenced our initial public offering pursuant to which we offered, on a continuous basis, $2,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock, and we sold 700,000 shares pursuant to the subscription agreement with Feeder FIC Equity and met the minimum offering requirement for our continuous public offering. The purchase price of these shares sold in the private placement was $10.00 per share. As of March 31, 2021, we had called all of the $25.0 million commitment from Feeder FIC Equity. On February 14, 2022, we commenced our follow-on offering, on a continuous basis, pursuant to which we are currently offering of up to $9,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager”). The Dealer Manager is entitled to receive upfront selling commissions of up to 3.50% of the offering price of each Class S share sold in the offering and 1.50% of the offering price of each Class D share sold. Class I shares are not subject to upfront selling commissions. Any upfront selling commissions for the Class S shares and Class D shares sold in the offering will be deducted from the purchase price. Class S, Class D and Class I shares were offered at initial purchase prices per shares of $10.35, $10.15 and $10.00, respectively. Currently, the purchase price per share for each class of common stock varies, but will not be sold at a price below our net asset value per share of such class, as determined in accordance with our share pricing policy, plus applicable upfront selling commissions. We also engage in private placements of our common stock.
Since meeting the minimum offering requirement and commencing our continuous public offering through December 31, 2023, we have issued 327,656,793 shares of Class S common stock, 75,999,715 shares of Class D common stock, and 557,811,124 shares of Class I common stock for gross proceeds, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, of $3.1 billion, $0.7 billion, and $5.2 billion, respectively, including $1,000 of seed capital contributed by our Adviser in September 2020, approximately $25.0 million in gross proceeds raised in the private placement from Feeder FIC Equity, and 27,539,076 shares of our Class I common stock issued in a private placement issued to feeder vehicles primarily created to hold our Class I shares for gross proceeds of approximately $0.3 billion. The shares purchased by the Adviser and Feeder FIC Equity are subject to a lock-up pursuant to FINRA Rule 5110(e)(1) for a period of 180 days from the date of commencement of sales in the offering, and the Adviser, Feeder FIC Equity, and their permitted assignees may not engage in any transaction that would result in the effective economic disposition of the Class I shares.
Our Adviser also serves as investment adviser to Blue Owl Capital Corporation and Blue Owl Capital Corporation II.
Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies. Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OTCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which also are registered investment advisers. As of December 31, 2023, the Adviser and its affiliates had $84.6 billion of assets under management across Blue Owl’s Credit platform.
The management of our investment portfolio is the responsibility of the Adviser and the Diversified Lending Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team, is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s investment committees. Blue Owl’s Credit platform has four investment committees each of which focuses on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s Credit platform’s investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Jeff Walwyn, Patrick Linnemann, Meenal Mehta and Logan Nicholson. The Investment Team, under the Diversified Lending Investment

Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis.
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
We may be prohibited under the Investment Company Act of 1940, as amended (the “1940 Act”) from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (as amended, the “Order”) that has been granted to our Adviser and its affiliates by the SEC to permit us to co-invest with other funds managed by our Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, the Order permits us to continue to invest in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the business development companies (“BDCs”), private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that could avail themselves of exemptive relief and that have an investment objective similar to ours.
We have elected to be regulated as a BDC under the 1940 Act and intend to elect to be taxed as a regulated investment company (“RIC”) for tax purposes under the Code. As a result, we are required to comply with various statutory and regulatory requirements, such as:
•the requirement to invest at least 70% of our assets in “qualifying assets”, as such term is defined in the 1940 Act;
•source of income limitations;
•asset diversification requirements; and
•the requirement to distribute (or be treated as distributing) in each taxable year at least the sum of 90% of our investment company taxable income and tax-exempt interest for that taxable year.

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through December 31, 2023, our Adviser and its affiliates have originated $90.6 billion aggregate principal amount of investments, of which $86.9 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity. Except for our specialty financing portfolio investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder. We intend, under normal circumstances, to invest directly, or indirectly through our investments in Blue Owl Credit Income Senior Loan Fund (“OCIC SLF”) or any similarly situated companies, at least 80% of the value of our total assets in credit investments. We define “credit” to mean debt investments made in exchange for regular interest payments.

We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself. We generally seek to invest in companies with a loan-to-value ratio of 50% or below.

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

We target portfolio companies where we can structure larger transactions that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio). As of December 31, 2023, our average investment size in each of our portfolio companies was approximately $59.5 million based on fair value. As of December 31, 2023, excluding the investment in OCIC SLF and certain investments that fall outside our typical borrower profile, our portfolio companies representing 86.0% of our total debt portfolio based on fair value, had weighted average annual revenue of $1,040.2 million, weighted average annual EBITDA of $239.6 million, an average interest coverage of 1.8x and an average net loan-to-value of 39.0%.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of December 31, 2023, 98.3% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of December 31, 2023, the amount of Expense Support payments provided by our Adviser since inception is $9.4 million.

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

Potential Market Trends

We believe the middle market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns based on a combination of the following factors.

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

Capital Markets Have Been Unable to Fill the Void in U.S. Middle Market Finance Left by Banks. Access to underwritten bond and syndicated loan markets is challenging for middle market companies due to loan size and liquidity. For example, high yield bonds are generally purchased by institutional investors, such as mutual funds and exchange traded funds (“ETFs”), who among other things, are focused on the liquidity characteristics of the bond being issued in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision.

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

Secular Trends Supporting Growth for Private Credit. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by elevated inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even after the public markets reopen to normal levels. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2023, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

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

Portfolio and Investment Activity

As of December 31, 2023, based on fair value, our portfolio consisted of 82.8% first lien senior secured debt investments (of which 44.6% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 7.1% second-lien senior secured debt investments, 1.5% unsecured debt investments, 1.6% joint ventures, 4.3% preferred equity investments, and 2.7% common equity investments.

As of December 31, 2023, our weighted average total yield of the portfolio at fair value and amortized cost was 11.4% and 11.5%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 11.6% and 11.6%, respectively(1). As of December 31, 2023, the weighted average spread of total debt investments was 5.9%.

(1)Refer to footnote (1) of our weighted average yields and interest rates table for more information on our calculation of weighted average yields.

As of December 31, 2023 we had investments in 280 portfolio companies with an aggregate fair value of $16.7 billion. As of December 31, 2023, we had net leverage of 0.84x debt-to-equity and we target net leverage of 0.90x-1.25x debt-to-equity.

We expect merger and acquisition activity to increase as a result of stabilizing inflation, low unemployment and current federal policy. Should we see an increase in repayments, and we intend to balance the pace of our originations with the aim of achieving leverage within our target range. We have seen more new deal opportunities from refinancings, add-on acquisitions and buyout activity over the quarter.

The credit quality of our portfolio has been consistent. We continue to focus on investing in recession resistant industries that we are familiar with, including service oriented sectors such as software, insurance, food and beverage and healthcare, all of which serve diversified and durable end markets, and on additional financings to our existing borrowers. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. In addition, the current lending environment is favorable to direct lenders and Blue Owl has invested in several transaction in excess of $1 billion in size, which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protections. We are continuing to monitor the effect that market volatility, including as a result of an elevated interest rate environment, may have on our portfolio companies and our investment activities.

Many of the companies in which we invest are continuing to see solid demand with modest growth in both revenues and EBITDA. However, in the event of further geopolitical, economic and financial market instability in the U.S. and elsewhere, or in the event of continued high interest rates, it is possible that the results of some of the middle market companies similar to those in which we invest could be challenged. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.

We also continue to invest in OCIC SLF and in specialty financing portfolio companies, including Fifth Season Investment LLC (“Fifth Season”), LSI Financing DAC 1 (“LSI Financing”), and AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”) and have seen a meaningful increase in the value of some of these strategic equity positions. These companies may use our capital to support acquisitions which could continue to lead to increased dividend income across well-diversified underlying portfolios. See “Specialty Financing Portfolio Companies.”

Our investment activity for the following periods are presented below (information presented herein is at par value unless otherwise indicated):

	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
New investment commitments
Gross originations	$7,701,770	$9,513,338	$4,117,615
Less: Sell downs	(1,014,542)	(229,705)	(97,800)
Total new investment commitments	$6,687,228	$9,283,633	$4,019,815
Principal amount of investments funded:
First-lien senior secured debt investments	$6,263,963	$6,048,146	$2,780,567
Second-lien senior secured debt investments	52,400	707,243	550,344
Unsecured debt investments	—	213,068	2,089
Joint ventures	119,656	—	—
Preferred equity investments	152,284	340,291	57,120
Common equity investments	98,925	324,213	70,762
Total principal amount of investments funded	$6,687,228	$7,632,961	$3,460,882
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(1,152,682)	$(751,277)	$(333,336)
Second-lien senior secured debt investments	(60,539)	—	(52,000)
Unsecured debt investments	(3)	(142)	—
Preferred equity investments	(16,735)	(305)	—
Common equity investments	(195)	(7,350)	—
Total principal amount of investments sold or repaid	$(1,230,154)	$(759,074)	$(385,336)
Number of new investment commitments in new portfolio companies(1)	86	126	97
Average new investment commitment amount in new portfolio companies	48,668	52,481	27,633
Weighted average term for new investment commitments (in years)	5.5	5.5	6.3
Percentage of new debt investment commitments at floating rates	97.9%	99.2%	98.9%
Percentage of new debt investment commitments at fixed rates	2.1%	0.8%	1.1%
Weighted average interest rate of new debt investment commitments(2)(3)	11.1%	10.3%	6.6%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	5.8%	5.8%	5.8%

(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)For the year ended December 31, 2023, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.33% as of December 31, 2023.
(3)For the year ended December 31, 2022, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.59% as of December 31, 2022.
(4)For the year ended December 31, 2021, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.21% as of December 31, 2021.

Investments at fair value and amortized cost consisted of the below as of the following periods:

	December 31, 2023			December 31, 2022
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$13,742,305	$13,788,717	(6)	$8,499,854	$8,448,540	(7)
Second-lien senior secured debt investments	1,199,591	1,184,755		1,203,388	1,142,862
Unsecured debt investments	242,352	244,661		221,564	211,328
Preferred equity investments(2)	709,751	721,545		510,033	500,023
Common equity investments(3)	416,011	448,974		248,176	264,437
Joint ventures(4)(5)	261,433	273,441		141,777	140,394
Total Investments	$16,571,443	$16,662,093		$10,824,792	$10,707,584

(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing.
(3)Includes equity investments in Amergin AssetCo and Fifth Season.
(4)Includes equity investment in OCIC SLF.
(5)This was disclosed as “Investment funds and vehicles” as of December 31, 2022.
(6)44.6% of which we consider unitranche loans.
(7)55.4% of which we consider unitranche loans.

The table below describes investments by industry composition based on fair value as of the following periods:

	December 31, 2023	December 31, 2022
Advertising and media	1.9%	2.8%
Aerospace and defense	0.5	0.4
Asset based lending and fund finance(1)	1.7	1.2
Automotive	0.9	1.4
Buildings and real estate	3.6	4.0
Business services	5.5	7.3
Chemicals	1.6	1.7
Consumer products	2.0	2.4
Containers and packaging	3.2	3.6
Distribution	3.0	2.3
Education	0.8	1.4
Energy equipment and services	—	0.1
Financial services	3.1	2.6
Food and beverage	5.7	5.8
Healthcare equipment and services	4.8	3.9
Healthcare providers and services	14.8	14.4
Healthcare technology	4.3	5.2
Household products	1.9	2.4
Human resource support services	1.0	1.1
Infrastructure and environmental services	1.6	0.9
Insurance(2)	9.7	9.7
Internet software and services	12.8	13.6
Joint ventures(3)(5)	1.6	1.3
Leisure and entertainment	0.8	1.2
Manufacturing	5.0	3.0
Pharmaceuticals(4)	0.5	—
Professional services	4.4	2.8
Specialty retail	1.9	3.2
Telecommunications	0.4	—

	December 31, 2023	December 31, 2022
Transportation	1.0	0.3
Total	100.0%	100.0%

(1)Includes investment in Amergin AssetCo.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investment in OCIC SLF.
(4)Includes equity investment in LSI Financing.
(5)This was disclosed as “Investment funds and vehicles” as of December 31, 2022.

The table below describes investments by geographic composition based on fair value as of the following periods:

	December 31, 2023	December 31, 2022
United States:
Midwest	23.3%	20.4%
Northeast	17.7	20.0
South	31.3	29.7
West	18.5	20.7
International	9.2	9.2
Total	100.0%	100.0%

The table below describes the weighted average yields and interest rates of our investments at fair value as of the following periods:

	December 31, 2023	December 31, 2022
Weighted average total yield of portfolio(1)	11.4%	10.6%
Weighted average total yield of debt and income producing securities(1)	11.6%	10.9%
Weighted average interest rate of debt securities	11.2%	10.2%
Weighted average spread over base rate of all floating rate investments	5.9%	5.9%

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

The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee. Since inception, two of our investments have been placed on non-accrual status.

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	December 31, 2023		December 31, 2022
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$942,463	5.7%	$239,458	2.2%
2	15,378,993	92.2	10,335,440	96.6
3	329,859	2.0	127,472	1.2
4	—	—	—	—
5	10,778	0.1	5,214	0.0
Total	$16,662,093	100.0%	$10,707,584	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of the following periods:

	December 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$15,172,755	99.9%	$9,914,939	99.9%
Non-accrual	11,493	0.1	9,867	0.1
Total	$15,184,248	100.0%	$9,924,806	100.0%

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

Specialty Financing Portfolio Companies

Amergin

Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of December 31, 2023, our commitment to Amergin AssetCo is $147.6 million, of which $62.4 million is equity and $85.2 million is debt. Our investment in Amergin is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Amergin AssetCo.

Fifth Season Investments LLC

Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity commitment to Fifth Season. As of December 31, 2023, our equity investment in Fifth Season was $156.8 million. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Fifth Season.

LSI Financing 1 DAC

LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial equity commitment to LSI Financing. As of December 31, 2023, the fair value of our investment in LSI Financing was $78.4 million. Our investment in LSI Financing is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC.

Blue Owl Credit Income Senior Loan Fund LLC

Blue Owl Credit Income Senior Loan Fund LLC (fka ORCIC Senior Loan Fund LLC) (“OCIC SLF”), a Delaware limited liability company, was initially formed on February 14, 2022 as our wholly owned subsidiary.

On November 2, 2022 (the “Effective Date”), we and State Teachers Retirement System of Ohio (“OSTRS”) (collectively, the “Members” and each a “Member”) entered into an amended and restated limited liability company agreement (the “LLC Agreement”) to co-manage OCIC SLF as a joint venture and OCIC SLF commenced its principal operations. The Members co-invest through OCIC SLF, or its wholly owned subsidiaries. From time to time OCIC SLF may form wholly-owned subsidiaries to facilitate the normal course of business. OCIC SLF’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. We and OSTRS have agreed to contribute up to $437.5 million and $62.5 million respectively, to OCIC SLF. We and OSTRS, have an 87.5% and 12.5% economic ownership, respectively, in OCIC SLF. Except under certain circumstances, contributions to OCIC SLF cannot be redeemed. OCIC SLF is managed by a board, consisting of an equal number of representatives appointed by each Member, which acts unanimously. Investment decisions must be approved unanimously by an investment committee consisting of an equal number of representatives appointed by each Member.

Prior to the Effective Date, OCIC SLF’s wholly owned subsidiaries, ORCIC JV WH LLC and ORCIC JV WH II entered into revolving loan facilities (the “OCIC SLF SPV Asset Facilities”) and in connection therewith entered into master sale and participation agreements pursuant to which we contributed certain collateral assets to the Subsidiaries and such collateral assets became collateral under the OCIC SLF SPV Asset Facilities.

On the Effective Date, we were deemed to have made a capital contribution of approximately $108.9 million and OSTRS acquired a 12.5% interest in OCIC SLF from us for approximately $15.6 million. The amount of our deemed contribution, and

OSTRS’ purchase from us, were based on the fair value of the OCIC SLF SPV Asset Facility Assets less certain amounts that had been distributed to us and subject to certain adjustments. In connection therewith, we and OSTRS agreed and acknowledged that OCIC SPV Asset Facility Assets were assets of OCIC SLF as if they had been acquired pursuant to the terms of the LLC Agreement.

We have determined that OCIC SLF is an investment company under Accounting Standards Codification 946, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company does not consolidate its non-controlling interest in OCIC SLF.

As of December 31, 2023 and December 31, 2022, OCIC SLF had total investments in senior secured debt at fair value, as determined by an independent valuation firm, of $1.1 billion and $506.2 million, respectively. The determination of fair value is in accordance with FASB ASC 820, as amended; however, such fair value is not included in our valuation process. The following table is a summary of OCIC SLF’s portfolio as well as a listing of the portfolio investments in OCIC SLF’s portfolio as the following periods:

($ in thousands)	December 31, 2023	December 31, 2022
Total senior secured debt investments(1)	$1,157,358	$529,463
Weighted average spread over base rate(1)	3.8%	4.4%
Number of portfolio companies	192	74
Largest funded investment to a single borrower(1)	$14,420	$14,547

(1)At par.

Blue Owl Credit Income Senior Loan Fund’s Portfolio as of December 31, 2023 ($ in thousands)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Debt Investments
Aerospace and defense
American Airlines, Inc.(7)	First lien senior secured loan	SR +	2.75%	02/2028	1,980	$1,947	$1,976	0.7%
Avolon TLB Borrower 1 (US) LLC(5)	First lien senior secured loan	SR +	2.50%	06/2028	9,490	9,413	9,505	3.1%
Barnes Group, Inc.(5)	First lien senior secured loan	SR +	3.00%	09/2030	6,484	6,437	6,497	2.1%
Bleriot US Bidco, Inc.(6)	First lien senior secured loan	SR +	4.00%	10/2028	5,927	5,847	5,946	2.0%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(5)	First lien senior secured loan	SR +	4.00%	08/2028	1,809	1,797	1,813	0.6%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(5)	First lien senior secured loan	SR +	4.00%	04/2026	4,221	4,194	4,229	1.4%
Peraton Corp.(5)	First lien senior secured loan	SR +	3.75%	02/2028	12,458	12,219	12,474	4.0%
Transdigm Inc.(6)	First lien senior secured loan	SR +	3.25%	02/2031	5,000	4,988	5,019	1.7%
Transdigm, Inc.(6)	First lien senior secured loan	SR +	3.25%	08/2028	2,973	2,967	2,984	1.0%
Transdigm, Inc.(6)	First lien senior secured loan	SR +	3.25%	02/2027	2,970	2,923	2,980	1.0%
Vertex Aerospace Services Corp. (dba V2X)(5)	First lien senior secured loan	SR +	3.25%	12/2028	2,993	2,989	2,994	1.0%
						55,721	56,417	18.6%
Automotive
Belron Finance US LLC(6)	First lien senior secured loan	SR +	2.50%	04/2029	2,488	$2,476	$2,491	0.8%
PAI Holdco, Inc.(6)(8)	First lien senior secured loan	SR +	3.75%	10/2027	6,562	6,141	6,102	2.0%
						8,617	8,593	2.8%
Buildings and real estate
84 Lumber Company(5)	First lien senior secured loan	SR +	2.75%	11/2030	5,212	$5,186	$5,220	1.7%
American Residential Services, LLC(6)(8)	First lien senior secured loan	SR +	3.50%	10/2027	4,488	4,487	4,483	1.5%
Beacon Roofing Supply, Inc.(5)	First lien senior secured loan	SR +	2.50%	05/2028	2,970	2,966	2,980	1.0%
CPG International LLC(5)	First lien senior secured loan	SR +	2.50%	04/2029	6,894	6,865	6,898	2.2%
Cushman & Wakefield U.S. Borrower, LLC(5)(8)	First lien senior secured loan	SR +	4.00%	01/2030	7,000	6,831	6,930	2.3%
Cushman & Wakefield U.S. Borrower, LLC(5)(8)	First lien senior secured loan	SR +	2.75%	08/2025	247	243	246	0.1%
Dodge Construction Network, LLC(6)	First lien senior secured loan	SR +	4.75%	02/2029	5,221	4,911	4,020	1.3%
Greystar Real Estate Partners, LLC (dba Greystar)(6)(8)	First lien senior secured loan	SR +	3.75%	08/2030	6,983	6,883	6,878	2.3%

Blue Owl Credit Income Senior Loan Fund’s Portfolio as of December 31, 2023 ($ in thousands)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
GYP Holdings III Corp.(5)	First lien senior secured loan	SR +	3.00%	05/2030	2,000	1,990	2,005	0.7%
Quikrete Holdings, Inc.(5)	First lien senior secured loan	SR +	2.75%	03/2029	1,990	1,990	1,995	0.7%
RealPage, Inc.(5)	First lien senior secured loan	SR +	3.00%	04/2028	10,440	9,921	10,345	3.4%
Wrench Group LLC(6)	First lien senior secured loan	SR +	4.00%	04/2026	9,660	9,642	9,669	3.2%
						61,916	61,669	20.4%
Business services
ASGN, Inc.(5)	First lien senior secured loan	SR +	2.25%	08/2030	2,494	$2,488	$2,502	0.8%
Boxer Parent Company Inc. (f/k/a BMC)(5)	First lien senior secured loan	SR +	4.25%	12/2028	6,123	6,050	6,159	2.0%
BrightView Landscapes, LLC(6)	First lien senior secured loan	SR +	3.00%	04/2029	6,519	6,347	6,517	2.2%
Brown Group Holdings, LLC(5)	First lien senior secured loan	SR +	3.75%	07/2029	4,492	4,462	4,503	1.5%
ConnectWise, LLC(6)	First lien senior secured loan	SR +	3.50%	09/2028	10,440	9,939	10,405	3.4%
IDEMIA Group SAS(6)	First lien senior secured loan	SR +	4.75%	09/2028	1,990	1,967	1,994	0.7%
Packers Holdings, LLC(5)	First lien senior secured loan	SR +	3.25%	03/2028	3,928	3,655	2,457	0.8%
Sitel Worldwide Corp.(5)	First lien senior secured loan	SR +	3.75%	08/2028	6,939	6,841	6,648	2.2%
VM Consolidated, Inc.(5)	First lien senior secured loan	SR +	3.25%	03/2028	2,107	2,088	2,114	0.7%
						43,837	43,299	14.3%
Chemicals
Aruba Investments Holdings, LLC (dba Angus Chemical Company)(5)(8)	First lien senior secured loan	SR +	4.75%	11/2027	2,970	$2,799	$2,963	1.0%
Axalta Coating Systems US Holdings Inc.(6)	First lien senior secured loan	SR +	2.50%	12/2029	6,884	6,842	6,900	2.3%
Blue Tree Holdings, Inc.(6)	First lien senior secured loan	SR +	2.50%	03/2028	3,964	3,930	3,935	1.3%
Cyanco Intermediate 2 Corp.(5)	First lien senior secured loan	SR +	4.75%	07/2028	3,990	3,908	3,997	1.2%
DCG Acquisition Corp.(5)	First lien senior secured loan	SR +	4.50%	09/2026	7,383	7,349	7,318	2.4%
H.B. Fuller Company(5)	First lien senior secured loan	SR +	2.25%	02/2030	1,741	1,741	1,743	0.6%
Ineos US Finance LLC(5)	First lien senior secured loan	SR +	3.50%	02/2030	3,486	3,451	3,486	1.2%
Ineos US Finance LLC(5)	First lien senior secured loan	SR +	3.75%	11/2027	2,978	2,888	2,984	1.0%
Ineos US Petrochem LLC(5)(8)	First lien senior secured loan	SR +	3.75%	03/2030	1,990	1,971	1,990	0.7%
Nouryon Finance B.V.(5)	First lien senior secured loan	SR +	4.00%	04/2028	2,488	2,466	2,493	0.8%
Nouryon Finance B.V.(6)	First lien senior secured loan	SR +	4.00%	10/2025	5,785	5,726	5,802	1.9%
Windsor Holdings III LLC(5)	First lien senior secured loan	SR +	4.50%	08/2030	5,736	5,636	5,766	1.9%
						48,707	49,377	16.3%
Consumer products
HomeServe USA Holding Corp.(5)	First lien senior secured loan	SR +	3.00%	10/2030	4,000	$3,961	$4,011	1.3%
Olaplex, Inc.(5)	First lien senior secured loan	SR +	3.50%	02/2029	5,220	4,890	4,816	1.6%
						8,851	8,827	2.9%
Containers and packaging
Berlin Packaging L.L.C.(5)	First lien senior secured loan	SR +	3.75%	03/2028	12,486	$12,094	$12,488	4.1%
BW Holding, Inc.(6)(8)	First lien senior secured loan	SR +	4.00%	12/2028	7,689	7,578	7,151	2.4%
Charter NEX US, Inc.(5)	First lien senior secured loan	SR +	3.75%	12/2027	5,731	5,686	5,750	1.9%
OneDigital Borrower LLC(6)(8)	First lien senior secured loan	SR +	4.25%	11/2027	1,911	1,897	1,907	0.6%
Plaze, Inc.(5)	First lien senior secured loan	SR +	3.75%	08/2026	3,990	3,865	3,870	1.3%
Plaze, Inc.(5)	First lien senior secured loan	SR +	3.50%	08/2026	995	971	965	0.3%
ProAmpac PG Borrower LLC(6)	First lien senior secured loan	SR +	4.50%	11/2028	10,250	10,165	10,253	3.4%
Ring Container Technologies Group, LLC(5)	First lien senior secured loan	SR +	3.50%	08/2028	9,663	9,513	9,678	3.2%
Tricorbraun Holdings, Inc.(5)	First lien senior secured loan	SR +	3.25%	03/2028	10,439	9,981	10,364	3.4%
Trident TPI Holdings, Inc.(6)	First lien senior secured loan	SR +	4.50%	09/2028	1,990	1,941	1,989	0.7%
Valcour Packaging, LLC(5)	First lien senior secured loan	SR +	3.75%	10/2028	3,077	3,073	2,405	0.8%
						66,764	66,820	22.1%
Distribution
Aramsco, Inc.(6)(9)(10)	First lien senior secured delayed draw term loan	SR +	4.75%	10/2025	—	$—	$—	—%
Aramsco, Inc.(6)	First lien senior secured loan	SR +	4.75%	10/2030	8,515	8,346	8,497	2.8%
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(5)	First lien senior secured loan	SR +	4.75%	12/2028	5,265	5,216	5,275	1.7%

Blue Owl Credit Income Senior Loan Fund’s Portfolio as of December 31, 2023 ($ in thousands)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Dealer Tire, LLC(5)	First lien senior secured loan	SR +	4.50%	12/2027	3,920	3,860	3,927	1.3%
SRS Distribution, Inc.(5)	First lien senior secured loan	SR +	3.50%	06/2028	11,530	10,887	11,534	3.7%
White Cap Supply Holdings, LLC(5)	First lien senior secured loan	SR +	3.75%	10/2027	11,298	10,843	11,317	3.7%
						39,152	40,550	13.2%
Education
Renaissance Learning, Inc.(5)	First lien senior secured loan	SR +	4.75%	04/2030	4,988	$4,905	$4,999	1.7%
Severin Acquisition, LLC (dba Powerschool)(6)	First lien senior secured loan	SR +	3.25%	08/2025	11,451	11,335	11,487	3.7%
Sophia, L.P.(5)	First lien senior secured loan	SR +	4.25%	10/2027	9,664	9,648	9,642	3.2%
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(6)	First lien senior secured loan	SR +	4.50%	10/2030	3,663	3,618	3,671	1.2%
						29,506	29,799	9.8%
Energy equipment and services
AMG Advanced Metallurgical Group N.V(5)	First lien senior secured loan	SR +	3.50%	11/2028	3,430	$3,413	$3,411	1.1%
AZZ Inc.(5)	First lien senior secured loan	SR +	4.25%	05/2029	7,925	7,866	7,952	2.6%
Brookfield WEC Holdings Inc.(5)	First lien senior secured loan	SR +	3.75%	08/2025	3,456	3,439	3,465	1.1%
Calpine Construction Finance Company(5)	First lien senior secured loan	SR +	2.25%	07/2030	1,995	1,980	1,994	0.7%
Pike Corp.(5)	First lien senior secured loan	SR +	3.00%	01/2028	9,800	9,638	9,821	3.1%
Rockwood Service Corp.(5)	First lien senior secured loan	SR +	4.25%	01/2027	6,466	6,451	6,477	2.1%
						32,787	33,120	10.7%

Financial services
Acuris Finance US, Inc. (ION Analytics) (6)	First lien senior secured loan	SR +	4.00%	02/2028	7,619	$7,496	$7,602	2.5%
AlixPartners, LLP(5)	First lien senior secured loan	SR +	2.75%	02/2028	1,492	1,482	1,495	0.5%
AllSpring Buyer(6)	First lien senior secured loan	SR +	3.75%	11/2028	4,938	4,881	4,911	1.6%
Boost Newco Borrower, LLC (dba WorldPay)(6)	First lien senior secured loan	SR +	3.00%	09/2030	12,000	11,940	12,046	4.0%
Citadel Securities, LP(5)	First lien senior secured loan	SR +	2.50%	07/2030	8,968	8,933	8,980	3.0%
Citco Funding LLC(6)	First lien senior secured loan	SR +	3.25%	04/2028	6,234	6,204	6,250	2.1%
Deerfield Dakota Holdings(6)	First lien senior secured loan	SR +	3.75%	04/2027	8,830	8,511	8,734	2.8%
Focus Financial Partners, LLC(5)	First lien senior secured loan	SR +	3.25%	06/2028	4,938	4,864	4,941	1.6%
Focus Financial Partners, LLC(5)	First lien senior secured loan	SR +	3.50%	06/2028	2,993	2,938	2,996	1.0%
Guggenheim Partners Investment Management Holdings, LLC(6)	First lien senior secured loan	SR +	3.25%	12/2029	4,950	4,873	4,954	1.6%
Harbourvest Partners, L.P.(6)(8)	First lien senior secured loan	SR +	3.00%	04/2030	2,494	2,458	2,488	0.8%
Helios Software Holdings, Inc.(6)	First lien senior secured loan	SR +	4.25%	07/2030	5,000	4,807	4,988	1.6%
Janus International Group, LLC(6)	First lien senior secured loan	SR +	3.25%	08/2030	4,988	4,958	4,992	1.6%
Saphilux S.a.r.L (dba IQ EQ)(7)	First lien senior secured loan	SR +	4.75%	07/2028	7,500	7,395	7,505	2.5%
The Edelman Financial Engines Center, LLC(5)	First lien senior secured loan	SR +	3.50%	04/2028	3,959	3,880	3,962	1.3%
TMF Sapphire Bidco B.V.(6)	First lien senior secured loan	SR +	5.00%	05/2028	2,500	2,458	2,510	0.8%
USI, Inc.(6)	First lien senior secured loan	SR +	3.25%	09/2030	3,990	3,981	3,991	1.3%
						92,059	93,345	30.6%
Food and beverage
1011778 BC / NEW RED FIN (dba Restaurant Brands)(5)	First lien senior secured loan	SR +	2.25%	09/2030	4,000	$3,981	$3,998	1.3%
AI Aqua Merger Sub, Inc. (dba Culligan International)(5)	First lien senior secured loan	SR +	3.75%	07/2028	2,576	2,571	2,575	0.9%
AI Aqua Merger Sub, Inc. (dba Culligan International)(6)(9)(10)	First lien senior secured delayed draw term loan	SR +	4.25%	12/2024	6,609	6,369	6,605	2.2%
Aramark Services, Inc.(5)	First lien senior secured loan	SR +	2.50%	06/2030	1,990	1,971	1,992	0.7%
Aspire Bakeries Holdings, LLC(5)(8)	First lien senior secured loan	SR +	4.25%	12/2030	5,000	4,950	4,925	1.6%
Balrog Acquisition, Inc. (dba Bakemark)(5)	First lien senior secured loan	SR +	4.00%	09/2028	9,374	9,259	9,213	3.0%
Naked Juice LLC (dba Tropicana)(6)	First lien senior secured loan	SR +	3.25%	01/2029	10,467	9,686	10,100	3.2%
Pegasus BidCo B.V.(6)	First lien senior secured loan	SR +	4.25%	07/2029	7,440	7,332	7,433	2.5%

Blue Owl Credit Income Senior Loan Fund’s Portfolio as of December 31, 2023 ($ in thousands)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Shearer's Foods, LLC(5)	First lien senior secured loan	SR +	3.50%	09/2027	8,717	8,216	8,721	2.9%
Simply Good Foods USA, Inc.(5)	First lien senior secured loan	SR +	2.50%	03/2027	2,976	2,956	2,976	1.0%
Utz Quality Foods, LLC(6)	First lien senior secured loan	SR +	3.00%	01/2028	1,153	1,153	1,153	0.4%
						58,444	59,691	19.7%
Healthcare equipment and services
Confluent Medical Technologies, Inc.(6)(8)	First lien senior secured loan	SR +	3.75%	02/2029	9,664	$9,541	$9,615	3.2%
Curium BidCo S.A.R.L (dba Curium Pharma)(6)	First lien senior secured loan	SR +	4.50%	07/2029	6,047	6,026	6,036	2.0%
Dermatology Intermediate Holdings III, Inc.(6)	First lien senior secured loan	SR +	4.25%	03/2029	11,664	11,551	11,252	3.7%
Medline Borrower, LP(5)	First lien senior secured loan	SR +	3.00%	10/2028	6,248	5,910	6,274	2.1%
Natus Medical, Inc.(6)(8)	First lien senior secured loan	SR +	5.50%	07/2029	4,455	4,175	4,143	1.4%
Nexstar Broadcasting, Inc.(5)	First lien senior secured loan	SR +	2.50%	09/2026	4,300	4,302	4,300	1.4%
Resonetics, LLC(6)	First lien senior secured loan	SR +	4.00%	04/2028	6,593	6,511	6,586	2.1%
Zest Acquisition Corp.(5)(8)	First lien senior secured loan	SR +	5.50%	02/2028	8,439	8,180	8,228	2.7%
						56,196	56,434	18.6%
Healthcare providers and services
Covetrus, Inc.(6)	First lien senior secured loan	SR +	5.00%	10/2029	9,429	$8,932	$9,411	3.1%
HAH Group Holding Company LLC (dba Help at Home)(5)(8)	First lien senior secured loan	SR +	5.00%	10/2027	2,685	2,666	2,658	0.9%
HAH Group Holding Company LLC (dba Help at Home)(5)(8)	First lien senior secured loan	SR +	5.00%	10/2027	3,328	3,321	3,295	1.1%
LSCS Holdings, Inc.(5)(8)	First lien senior secured loan	SR +	4.50%	12/2028	9,356	9,182	9,193	3.0%
MJH Healthcare Holdings, LLC(5)	First lien senior secured loan	SR +	3.50%	01/2029	3,793	3,737	3,769	1.2%
Pediatric Associates Holding Company, LLC(5)(8)	First lien senior secured loan	SR +	4.50%	12/2028	1,990	1,916	1,960	0.6%
Pediatric Associates Holding Company, LLC(5)(8)	First lien senior secured loan	SR +	3.25%	12/2028	5,352	5,273	5,165	1.7%
Phoenix Newco, Inc. (dba Parexel)(5)	First lien senior secured loan	SR +	3.25%	11/2028	7,369	7,136	7,408	2.4%
Physician Partners, LLC(6)	First lien senior secured loan	P +	4.00%	12/2028	9,850	9,381	9,283	3.1%
Premise Health Holding(6)(8)	First lien senior secured loan	SR +	4.75%	07/2025	3,201	3,178	3,185	1.1%
Select Medical Corp.(5)	First lien senior secured loan	SR +	3.00%	03/2027	2,985	2,971	2,982	1.1%
Surgery Center Holdings, Inc.(6)	First lien senior secured loan	SR +	3.50%	12/2030	2,416	2,392	2,423	0.8%
						60,085	60,732	20.1%
Healthcare technology
Athenahealth Group Inc.(5)	First lien senior secured loan	SR +	3.25%	02/2029	9,308	$8,644	$9,257	3.1%
Bracket Intermediate Holding Corp.(6)	First lien senior secured loan	SR +	5.00%	05/2028	6,835	6,681	6,825	2.3%
Gainwell Acquisition Corp.(6)	First lien senior secured loan	SR +	4.00%	10/2027	7,859	7,695	7,623	2.5%
GHX Ultimate Parent Corporation(6)	First lien senior secured loan	SR +	4.75%	06/2027	2,985	2,920	2,986	1.0%
Imprivata, Inc.(5)	First lien senior secured loan	SR +	4.25%	12/2027	9,664	9,515	9,692	3.1%
IQVIA, Inc.(6)	First lien senior secured loan	SR +	2.00%	01/2031	4,111	4,111	4,123	1.4%
PointClickCare Technologies Inc.PointClickCare Technologies Inc(6)(8)	First lien senior secured loan	SR +	3.00%	12/2027	1,985	1,957	1,980	0.7%
R1 RCM Inc.(6)(8)	First lien senior secured loan	SR +	3.50%	06/2029	5,000	4,940	5,000	1.7%
R1 RCM Inc.(5)	First lien senior secured loan	SR +	3.00%	06/2029	3,970	3,970	3,966	1.3%
Verscend Holding Corp.(5)	First lien senior secured loan	SR +	4.00%	08/2025	9,843	9,763	9,851	3.3%
Zelis Cost Management Buyer, Inc.(5)	First lien senior secured loan	SR +	3.50%	09/2026	4,454	4,451	4,459	1.5%
						64,647	65,762	21.9%
Household products
Samsonite International S.A.(5)	First lien senior secured loan	SR +	2.75%	06/2030	1,990	$1,981	$1,990	0.7%
						1,981	1,990	0.7%
Human resource support services
AQ Carver Buyer, Inc. (dba CoAdvantage)(7)	First lien senior secured loan	SR +	5.50%	08/2029	4,738	$4,680	$4,750	1.6%
iSolved, Inc.(6)	First lien senior secured loan	SR +	4.00%	10/2030	6,250	6,188	6,250	2.0%
						10,868	11,000	3.6%

Blue Owl Credit Income Senior Loan Fund’s Portfolio as of December 31, 2023 ($ in thousands)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Infrastructure and environmental services
Asplundh Tree Expert, LLC(5)	First lien senior secured loan	SR +	1.75%	09/2027	1,430	$1,426	$1,430	0.5%
Madison IAQ, LLC(5)	First lien senior secured loan	SR +	3.25%	06/2028	8,355	8,200	8,317	2.7%
Osmose Utilities Services, Inc.(5)	First lien senior secured loan	SR +	3.25%	06/2028	8,466	7,938	8,452	2.8%
USIC Holdings, Inc.(6)	First lien senior secured loan	SR +	3.50%	05/2028	2,947	2,824	2,919	1.0%
						20,388	21,118	7.0%
Insurance
Acrisure, LLC(6)	First lien senior secured loan	SR +	4.50%	12/2030	9,222	$8,876	$9,229	3.0%
AssuredPartners, Inc.(5)	First lien senior secured loan	SR +	3.75%	02/2027	7,705	7,568	7,718	2.6%
Broadstreet Partners, Inc.(5)	First lien senior secured loan	SR +	3.00%	01/2027	2,067	2,050	2,067	0.7%
Broadstreet Partners, Inc.(5)	First lien senior secured loan	SR +	3.75%	01/2029	5,993	5,950	6,002	2.0%
Hub International(6)	First lien senior secured loan	SR +	4.25%	06/2030	7,980	7,903	8,010	2.6%
Hyperion Refinance S.a.r.l (dba Howden Group)(6)	First lien senior secured loan	SR +	4.00%	04/2030	3,970	3,821	3,974	1.3%
IMA Financial Group, Inc.(5)(8)	First lien senior secured loan	SR +	3.75%	11/2028	5,968	5,938	5,953	2.0%
						42,106	42,953	14.2%
Internet software and services
Aptean, Inc.(5)	First lien senior secured loan	SR +	4.25%	04/2026	2,136	$2,128	$2,129	0.7%
Barracuda Parent, LLC(6)	First lien senior secured loan	SR +	4.50%	08/2029	10,494	10,095	10,219	3.4%
Cloud Software Group, Inc.(6)	First lien senior secured loan	SR +	4.50%	03/2029	4,987	4,764	4,862	1.6%
DCert Buyer, Inc.(5)	First lien senior secured loan	SR +	4.00%	10/2026	7,206	7,171	7,131	2.4%
Delta TopCo, Inc. (dba Infoblox, Inc.)(7)	First lien senior secured loan	SR +	3.75%	12/2027	13,147	12,393	13,114	4.3%
Dun & Bradstreet Corporation, The(5)	First lien senior secured loan	SR +	2.75%	02/2026	995	995	996	0.3%
E2open, LLC(5)	First lien senior secured loan	SR +	3.50%	02/2028	8,340	8,238	8,338	2.8%
Idera, Inc.(6)	First lien senior secured loan	SR +	3.75%	03/2028	6,518	6,360	6,476	2.1%
Infinite Bidco LLC(6)	First lien senior secured loan	SR +	3.75%	03/2028	3,568	3,464	3,464	1.1%
McAfee Corp.(5)	First lien senior secured loan	SR +	3.75%	03/2029	6,261	6,021	6,218	2.1%
MeridianLink, Inc.(6)	First lien senior secured loan	SR +	3.00%	11/2028	7,475	7,445	7,467	2.5%
Mitnick Corporate Purchaser, Inc.(6)	First lien senior secured loan	SR +	4.50%	05/2029	7,882	7,421	7,434	2.5%
Perforce Software, Inc.(5)	First lien senior secured loan	SR +	3.75%	07/2026	4,964	4,765	4,902	1.6%
Project Alpha Intermediate Holding, Inc.(5)	First lien senior secured loan	SR +	4.75%	10/2030	8,000	7,843	8,026	2.7%
Project Sky Merger Sub, Inc.(6)	First lien senior secured loan	SR +	3.75%	10/2028	2,500	2,476	2,472	0.8%
Quartz Acquireco, LLC (dba Qualtrics AcquireCo, LLC)(5)(8)	First lien senior secured loan	SR +	3.50%	06/2030	3,990	3,952	3,960	1.3%
SONICWALL US Holdings, Inc.(6)	First lien senior secured loan	SR +	5.00%	05/2028	9,000	8,700	8,888	2.8%
Sophos Holdings, LLC(5)	First lien senior secured loan	SR +	3.50%	03/2027	10,438	10,263	10,451	3.3%
UST Holdings, Ltd.(5)(8)	First lien senior secured loan	SR +	3.50%	11/2028	8,538	8,515	8,389	2.8%
Vertiv Group Corp.(5)	First lien senior secured loan	SR +	2.50%	03/2027	1,516	1,516	1,521	0.5%
VS Buyer LLC(6)	First lien senior secured loan	SR +	3.25%	02/2027	2,969	2,969	2,973	1.0%
						127,494	129,430	42.6%
Investment funds and vehicle
Finco I, LLC(6)	First lien senior secured loan	SR +	3.00%	06/2029	3,982	$3,971	$3,994	1.3%
						3,971	3,994	1.3%
Leisure and entertainment
Delta 2 (Lux) SARL (dba Formula One)(6)	First lien senior secured loan	SR +	2.25%	01/2030	3,000	$2,983	$3,006	1.0%
						2,983	3,006	1.0%
Manufacturing
Altar Bidco, Inc.(7)	First lien senior secured loan	SR +	3.10%	02/2029	4,715	$4,530	$4,702	1.6%
Columbus McKinnon Corp.(6)	First lien senior secured loan	SR +	2.75%	05/2028	463	460	463	0.2%
DXP Enterprises, Inc.(7)(8)	First lien senior secured loan	SR +	4.75%	10/2030	10,408	10,254	10,382	3.4%
EMRLD Borrower LP (dba Emerson Climate Technologies, Inc.)(5)	First lien senior secured loan	SR +	3.00%	05/2030	9,345	9,257	9,372	3.1%
Engineered Machinery Holdings, Inc. (dba Duravant)(6)	First lien senior secured loan	SR +	3.50%	05/2028	7,538	7,485	7,474	2.5%
Entegris, Inc.(5)	First lien senior secured loan	SR +	2.50%	07/2029	1,620	1,620	1,625	0.5%

Blue Owl Credit Income Senior Loan Fund’s Portfolio as of December 31, 2023 ($ in thousands)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Filtration Group Corporation(5)	First lien senior secured loan	SR +	4.25%	10/2028	3,970	3,933	3,983	1.3%
Gates Global LLC(5)	First lien senior secured loan	SR +	3.00%	11/2029	2,972	2,920	2,979	1.0%
Pro Mach Group, Inc.(5)	First lien senior secured loan	SR +	4.00%	08/2028	10,440	10,214	10,460	3.3%
Pro Mach Group, Inc.(5)(8)	First lien senior secured loan	SR +	5.00%	08/2028	3,980	3,807	4,000	1.3%
Refficiency Holdings, LLC (dba Legence)(5)	First lien senior secured loan	SR +	3.50%	12/2027	7,574	7,541	7,572	2.4%
Summit Materials, LLC(6)	First lien senior secured loan	SR +	2.50%	11/2028	4,339	4,328	4,352	1.4%
Watlow Electric Manufacturing Company(6)	First lien senior secured loan	SR +	3.75%	03/2028	10,558	10,433	10,541	3.5%
						76,782	77,905	25.5%
Pharmaceuticals
Fortrea Holdings Inc.(5)	First lien senior secured loan	SR +	3.75%	07/2030	3,399	$3,371	$3,394	1.1%
						3,371	3,394	1.1%
Professional services
Apex Group Treasury, LLC(6)(8)	First lien senior secured loan	SR +	3.75%	07/2028	4,888	$4,727	$4,863	1.6%
Apex Group Treasury, LLC(6)(8)	First lien senior secured loan	SR +	5.00%	07/2028	7,232	7,011	7,232	2.4%
Arsenal AIC Parent, LLC (dba Arconic)(5)	First lien senior secured loan	SR +	4.50%	08/2030	4,738	4,708	4,751	1.6%
Camelot U.S. Acquisition 1 Co.(5)	First lien senior secured loan	SR +	3.00%	10/2026	2,943	2,930	2,946	1.0%
Corporation Service Company(5)	First lien senior secured loan	SR +	3.25%	11/2029	1,787	1,783	1,790	0.6%
Element Solutions, Inc.(6)(8)	First lien senior secured loan	SR +	2.00%	12/2030	4,811	4,799	4,799	1.6%
EM Midco2 Ltd. (dba Element Materials Technology)(6)	First lien senior secured loan	SR +	4.25%	06/2029	9,014	8,911	8,913	2.9%
Genuine Financial Holdings, LLC(5)	First lien senior secured loan	SR +	4.00%	09/2030	7,220	7,115	7,189	2.4%
Omnia Partners, LLC(6)	First lien senior secured loan	SR +	4.25%	07/2030	6,594	6,576	6,631	2.2%
Omnia Partners, LLC(6)(9)(10)	First lien senior secured delayed draw term loan	SR +	4.25%	01/2024	—	(2)	—	—%
Red Ventures, LLC(6)	First lien senior secured loan	SR +	3.00%	03/2030	3,970	3,933	3,955	1.2%
Skopima Merger Sub Inc.(5)	First lien senior secured loan	SR +	4.00%	05/2028	5,716	5,477	5,687	1.9%
Sovos Compliance, LLC(5)	First lien senior secured loan	SR +	4.50%	08/2028	10,440	10,144	10,297	3.4%
Vistage Worldwide, Inc.(6)(8)	First lien senior secured loan	SR +	5.25%	07/2029	9,776	9,636	9,752	3.2%
						77,748	78,805	26.0%
Specialty retail
Pilot Travel Centers LLC(5)	First lien senior secured loan	SR +	2.00%	08/2028	796	$791	$798	0.3%
						791	798	0.3%
Telecommunications
Cable One, Inc.(5)	First lien senior secured loan	SR +	2.00%	05/2028	3,274	$3,268	$3,255	1.1%
Ciena Corp.(5)	First lien senior secured loan	SR +	2.00%	10/2030	3,990	3,978	3,997	1.2%
Cogeco Communications (USA) II L.P.(5)	First lien senior secured loan	SR +	2.50%	09/2028	2,974	2,961	2,919	1.0%
Park Place Technologies, LLC(5)	First lien senior secured loan	SR +	5.00%	11/2027	9,662	9,253	9,597	3.2%
Zayo Group Holdings, Inc.(5)	First lien senior secured loan	SR +	4.25%	03/2027	9,825	8,506	8,404	2.8%
						27,966	28,172	9.3%
Transportation
Echo Global Logistics, Inc.(5)	First lien senior secured loan	SR +	3.50%	11/2028	1,138	$1,118	$1,111	0.4%
KKR Apple Bidco, LLC(6)	First lien senior secured loan	SR +	3.50%	09/2028	2,055	2,051	2,061	0.7%
Safe Fleet Holdings, LLC(5)	First lien senior secured loan	SR +	3.75%	02/2029	3,965	3,924	3,971	1.3%
Uber Technologies, Inc.(6)	First lien senior secured loan	SR +	2.75%	03/2030	3,164	3,156	3,171	1.0%
						10,249	10,314	3.4%
Total Debt Investments						$1,133,987	$1,147,314	378.2%
Total Investments						$1,133,987	$1,147,314	378.2%
_____________
(1)Unless otherwise indicated, OCIC SLF’s investments are pledged as collateral supporting the amounts outstanding under OCIC SLF’s SPV Asset Facilities.
(2)The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)Unless otherwise indicated, all investments are considered Level 2 investments.

(4)Unless otherwise indicated, loan contains a variable rate structure, which may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “SR”) (which can include one-, three-, six- or twelve-month SOFR), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(5)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2023 was 5.35%.
(6)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2023 was 5.33%.
(7)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2023 was 5.16%.
(8)Level 3 investment.
(9)Position or portion thereof is an unfunded loan commitment.
(10)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.

Blue Owl Credit Income Senior Loan Fund’s Portfolio as of December 31, 2022 ($ in thousands)
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

Blue Owl Credit Income Senior Loan Fund’s Portfolio as of December 31, 2022 ($ in thousands)
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

Blue Owl Credit Income Senior Loan Fund’s Portfolio as of December 31, 2022 ($ in thousands)
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
(2)Unless otherwise indicated, OCIC SLF’s investments are pledged as collateral supporting the amounts outstanding under OCIC SLF’s SPV Asset Facilities.
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
(11)Level 2 investment.
(12)Position or portion thereof is an unfunded loan commitment.

Below is selected balance sheet information for OCIC SLF as of the following periods:

($ in thousands)	December 31, 2023	December 31, 2022
Assets
Investments at fair value (amortized cost of $1,133,987 and $507,996, respectively)	$1,147,314	$506,202
Cash	102,559	15,237
Interest receivable	4,160	2,202
Receivable due on investments sold	14,593	4,622
Prepaid expenses and other assets	—	151
Total Assets	$1,268,626	$528,414
Liabilities
Debt (net of unamortized debt issuance costs of $8,292 and $3,509, respectively)	$861,928	$343,035
Payable for investments purchased	73,821	13,958
Interest payable	10,260	1,522
Return of capital payable	—	4,489
Distribution payable	9,546	3,624
Accrued expenses and other liabilities	567	1,337
Total Liabilities	$956,122	$367,965
Members’ Equity
Members’ Equity	312,504	160,449
Total Members’ Equity	312,504	160,449
Total Liabilities and Members’ Equity	$1,268,626	$528,414

Below is selected statement of operations information for OCIC SLF for the following periods:

	For the Year Ended December 31, 2023	For the Period Ended December 31, 2022(1)
Investment Income
Interest income	$78,002	$7,202
Other income	88	116
Total Investment Income	78,090	7,318
Operating Expenses
Interest expense	$38,547	$3,300
Professional fees	1,375	158
Other general and administrative	691	77
Total Operating Expenses	40,613	3,535
Net Investment Income	$37,477	$3,783
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	15,121	(1,657)
Net realized gain (loss) on investments	(1,381)	(84)
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	13,740	(1,741)
Net Increase in Members’ Equity Resulting from Operations	$51,217	$2,042

(1) OCIC SLF commenced principal operations as a joint-venture on November 2, 2022.

Bank of America Facility
On August 24, 2022, ORCIC JV WH LLC, a Delaware limited liability company and wholly-owned subsidiary of OCIC SLF, entered into a $400 million credit facility among the lenders party thereto, Bank of America, N.A., as administrative agent and BofA Securities, Inc., as sole lead arranger and sole book manager (the “Bank of America Facility”). The maturity date of the credit facility is August 25, 2025. In connection with the takeout of the Wise CLO 2023-1 CLO, certain of the assets held by ORCIC JV WH LLC were transferred via a master participation agreement to OCIC JV WH IV Ltd.
On August 8, 2023, OCIC JV WH IV Ltd., an exempt company based in the Cayman Islands and wholly-owned subsidiary of OCIC SLF, joined into the Bank of America Facility. The maturity date of the credit facility is August 25, 2025. As of December 31, 2023, there was $151.1 million outstanding under the Bank of America Facility.
On December 28, 2023, OCIC JV WH VI Ltd., an exempt company based in the Cayman Islands and wholly-owned subsidiary of OCIC SLF, joined into the Bank of America Facility. The maturity date of the credit facility is August 25, 2025.
RBC Facility
On October 14, 2022, ORCIC JV WH II LLC, a Delaware limited liability company and wholly-owned subsidiary of OCIC SLF, entered into an up to $500 million revolving loan facility among the lenders party thereto, and Royal Bank of Canada (the “RBC Facility”). The maturity date of the credit facility is October 14, 2032. In connection with the takeout of the Wise CLO 2023-2 CLO, certain of the assets held by ORCIC JV WH II LLC were transferred via a master participation agreement to OCIC JV WH V Ltd.
On November 10, 2023, OCIC JV WH V Ltd., a Delaware limited liability company and wholly-owned subsidiary of OCIC SLF, joined into the RBC Facility. The maturity date of the credit facility is October 14, 2032. As of December 31, 2023, there were no outstanding borrowings under the RBC Facility.
Wells Fargo Facility
On June 30, 2023, ORCIC JV WH III LLC, a Delaware limited liability company and wholly-owned subsidiary of OCIC SLF, entered into an up to $200 million revolving loan facility among the lenders party thereto, and Wells Fargo Bank, N.A. (the “Wells Fargo Facility”). The maturity date of the credit facility is June 30, 2026. As of December 31, 2023, there was $39.1 million outstanding under the Wells Fargo Facility.
Wise CLO 2023-1
On September 21, 2023, ORCIC JV WH LLC merged with Wise CLO 2023-1 Ltd., a private company incorporated and existing under the laws of Jersey, with Wise CLO 2023-1 Ltd. as the surviving entity. The merger was undertaken in order for Wise CLO 2023-1 Ltd. to act as the issuer in a collateralized loan obligation transaction (the “Wise CLO 2023-1”) using the financial assets previously acquired by it as the collateral underpinning the Wise 1 CLO transaction. On September 21, 2023, Wise CLO 2023-1 Ltd., as issuer, and Wise CLO 2023-1 LLC, a Delaware limited liability company and wholly-owned subsidiary of Wise CLO 2023-1 Ltd., as co-issuer, closed the Wise CLO 2023-1 transaction and issued $195.0 million of Class A Notes, $46.3 million of Class B-1 Notes, $14.5 million of Class B-2 Notes, $29.3 million of Class C Notes, and $97.0 million of Subordinated Notes pursuant to an Indenture dated September 21, 2023 among Wise CLO 2023-1 Ltd., as issuer, Wise CLO 2023-1 LLC, as co-issuer, and U.S. Bank Trust Company, National Association as trustee. Additionally, Wise CLO 2023-1 Ltd. and Wise CLO 2023-1 LLC incurred $75.0 million in Class A Loans pursuant to a Credit Agreement dated September 21, 2023 among Wise CLO 2023-1 Ltd., as issuer, Wise CLO 2023-1 LLC, as co-issuer, the lenders party thereto and U.S. Bank Trust Company, National Association as loan agent and collateral trustee. The notes issued and loans incurred as part of the Wise CLO 1 transaction have a stated maturity of October 2036.
Wise CLO 2023-2
On October 30, 2023, ORCIC JV WH II LLC migrated as a company incorporated in the State of Delaware to a private company incorporated and existing under the laws of Jersey. As part of the migration, ORCIC JV WH II LLC was renamed to Wise CLO 2023-2 Ltd. The migration and renaming was undertaken in order for ORCIC JV WH II LLC (now Wise CLO 2023-2 Ltd.) to act as the issuer in a collateralized loan obligation transaction (the “Wise CLO 2023-2”) using the financial assets previously acquired by it as the collateral underpinning the Wise CLO 2023-2 transaction. On December 13, 2023, Wise CLO 2023-2 Ltd., as issuer, and Wise CLO 2023-2 LLC, a Delaware limited liability company and wholly-owned subsidiary of Wise CLO 2023-2 Ltd., as co-issuer, closed the Wise CLO 2023-2 transaction and issued $240.0 million of Class A Notes, $41.0 million of Class B-1 Notes, $15.0 million of Class B-2 Notes, $24.0 million of Class C Notes, and $84.5 million of Subordinated Notes pursuant to an Indenture dated December 13, 2023 among Wise CLO 2023-2 Ltd., as issuer, Wise CLO 2023-1 LLC, as co-issuer, and U.S. Bank Trust Company, National Association as trustee. The notes issued as part of the Wise CLO 2023-2 transaction have a stated maturity of January 2037.

The below table represents the components of interest expense for the following periods:

($ in thousands)	For the Year Ended December 31, 2023	For the Period Ended December 31, 2022(1)
Interest expense	$37,350	$3,145
Amortization of debt issuance costs	1,197	155
Total Interest Expense	$38,547	$3,300
Average interest rate	7.0%	5.8%
Average daily borrowings	$532,412	$334,618

(1)OCIC SLF commenced principal operations as a joint-venture on November 2, 2022.

Results of Operations

The following table represents the operating results for the following periods:

	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Total Investment Income	$1,549,939	$670,185	$64,843
Less: Net Operating Expenses	728,532	323,230	33,425
Net Investment Income (Loss) Before Taxes	821,407	346,955	31,418
Less: Income taxes, including excise taxes	2,283	104	11
Net Investment Income (Loss) After Taxes	819,124	346,851	31,407
Net realized gain (loss)	(9,459)	(12,377)	919
Net change in unrealized gain (loss)	196,202	(116,185)	3,564
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,005,867	$218,289	$35,890

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and deprecation on the investment portfolio. For the year ended December 31, 2023, our net asset value per share increased, primarily driven by market spreads tightening.

Investment Income

The following table represents investment income for the following periods:

	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Investment income
Interest income	$1,348,790	$579,296	$55,530
PIK interest income	72,208	34,789	5,212
Dividend income	46,422	4,127	242
PIK dividend income	68,105	36,435	1,140
Other income	14,414	15,538	2,719
Total Investment Income	$1,549,939	$670,185	$64,843

For the Years ended December 31, 2023 and 2022

Investment income increased to $1,549.9 million for the year ended December 31, 2023 from $670.2 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $10.1 billion as of December 31, 2022 to $15.3 billion as of December 31, 2023. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Income generated from these fees was $15.3 million for the year ended December 31, 2023 and $1.0 million for the year ended December 31, 2022. For the years ended December 31, 2023 and 2022, PIK income represented approximately 9.1% and 10.6% of total investment income, respectively. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

For the Years ended December 31, 2022 and 2021

Investment income increased to $670.2 million for the year ended December 31, 2022 from $64.8 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $3.0 billion as of December 31, 2021 to $10.1 billion as of December 31, 2022, as well as an increase in the base rates charged on our floating rate debt investments. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Income generated from these fees was $1.0 million for the year ended December 31, 2022 and $1.7 million for the year ended December 31, 2021. For the years ended December 31, 2022 and 2021, PIK income represented approximately 10.6% and 9.8% of total investment income, respectively. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

Expenses

The following table represents expenses for the following periods:

	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Initial organization	$—	$—	$273
Offering costs	3,295	3,661	2,972
Interest expense	472,833	200,318	14,257
Management fees	81,839	42,610	3,632
Performance based incentive fees	125,961	48,926	5,257
Professional fees	14,239	9,297	1,955
Directors’ fees	1,305	1,099	1,059
Shareholder servicing fees	21,574	12,445	1,292
Other general and administrative	7,486	4,874	2,780
Total operating expenses	728,532	323,230	$33,477
Management fees waived	—	—	(52)
Expense Support	—	(6,775)	(2,578)
Recoupment of Expense Support	—	6,775	2,578
Net operating expenses	$728,532	$323,230	33,425

For the Years Ended December 31, 2023 and 2022

Total net operating expenses increased to $728.5 million for the year ended December 31, 2023 from $323.2 million for the same period prior year primarily due to increases in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in the net asset value of the fund. The increase in incentive fees was due to higher pre-incentive fee net investment income and unrealized gains in the portfolio that occurred between December 31, 2023 and December 31, 2022. The increase in interest expense was driven by an increase in average daily borrowings to $6.5 billion from $3.9 billion period over period, as well as an increase in the average interest rate to 7.0% from 4.8% period over period. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

For the Years Ended December 31, 2022 and 2021

Total net operating expenses increased to $323.2 million for the year ended December 31, 2022 from $33.4 million for the same period prior year primarily due to increases in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in the net asset value of the fund. The increase in incentive fees was due to higher pre-incentive fee net investment income. The increase in interest expense was driven by an increase in average daily borrowings to $3.9 billion from $0.4 billion period over period, as well as an increase in the average interest rate to 4.8% from 2.8% period over period. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

Selected Financial Data

The following table below sets forth our selected consolidated historical financial data for the years ended December 31, 2023, 2022, and 2021. The selected consolidated historical financial data has been derived from our audited consolidated financial statements, which is included elsewhere in this Form 10-K.

The selected consolidated financial information and other data presented below should be read in conjunction with our consolidated financial statements and notes thereto and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” which are included elsewhere in this Form 10-K.

	For the Years Ended December 31,
($ in thousands, except per share amounts)	2023	2022	2021
Consolidated Statements of Operations Data
Income
Total investment income	$1,549,939	$670,185	$64,843
Expenses
Total operating expenses	728,532	323,230	33,477
Expense support	—	(6,775)	(2,578)
Management fees waived	—	—	(52)
Recoupment of expense support	—	6,775	2,578
Net operating expenses	728,532	323,230	33,425
Net investment income (loss) before income taxes	$821,407	$346,955	$31,418
Income tax, including excise tax expense	2,283	104	11
Net investment income (loss) after income taxes	$819,124	$346,851	$31,407
Total net realized and unrealized gain (loss) on investments	$186,743	$(128,562)	$4,483
Net increase (decrease) in net assets resulting from operations	$1,005,867	$218,289	$35,890
Net increase (decrease) in net assets resulting from operations - Class S common stock	$328,005	$67,729	$9,605
Net increase (decrease) in net assets resulting from operations - Class D common stock	$82,555	$18,672	$4,412
Net increase (decrease) in net assets resulting from operations - Class I common stock	$595,307	$131,888	$21,873
Earnings per share - basic and diluted of Class S common stock	$1.29	$0.45	$0.66
Earnings per share - basic and diluted of Class D common stock	$1.35	$0.49	$0.72
Earnings per share - basic and diluted of Class I common stock	$1.37	$0.55	$0.73

	For the Years Ended December 31,
($ in thousands, except per share amounts)	2023	2022	2021
Consolidated Balance Sheet Data
Investments at fair value	$16,662,093	$10,707,584	$3,120,372
Cash	415,384	225,247	21,459
Total assets	17,256,482	11,036,362	3,163,748
Total debt (net of unamortized debt issuance costs)	7,827,973	5,477,411	1,525,811
Total liabilities	8,363,936	5,786,609	1,583,020
Total net assets	8,892,546	5,249,753	1,580,728
Net asset value per Class S share	$9.48	$9.06	$9.33
Net asset value per Class D share	$9.49	$9.07	$9.33
Net asset value per Class I share	$9.50	$9.08	$9.34
Other Data:
Number of portfolio companies at year end	280	206	99
Distributions Declared Per Share	$0.95	$0.72	$0.50
Total return based on net asset value(1)	13.2%	4.8%	5.1%

	For the Years Ended December 31,
($ in thousands, except per share amounts)	2023	2022	2021
Weighted average total yield of portfolio at fair value	11.4%	10.6%	7.1%
Weighted average total yield of portfolio at amortized cost	11.5%	10.5%	7.1%
Weighted average yield of debt and income producing securities at fair value	11.6%	10.9%	7.3%
Weighted average yield of debt and income producing securities at amortized cost	11.6%	10.7%	7.3%
Fair value of debt investments as a percentage of principal	98.6%	97.4%	98.6%

(1)Total return is not annualized. An investment in Class S or Class D shares is subject to Upfront Sales Load. The maximum Upfront Sales Load is 3.50% of the amount invested for Class S shares and 1.50% of the amount invested for Class D shares. There is no upfront Sales Load on the amount invested in the Class I shares. Cumulative total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses. Total return is calculated as the change in net asset value (“NAV”) per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company's dividend reinvestment plan), if any, dividend by the beginning NAV per share (which for the purposes of this calculation is equal to the net offering price in effect at that time).

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended
($ in thousands, except per share amounts)	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Investment income	$305,412	$364,195	$408,781	$471,551
Net operating expenses	139,742	171,195	193,155	224,440
Net investment income (loss)	165,670	193,000	215,626	247,111
Excise tax	(95)	(1,407)	(1,027)	246
Net realized and unrealized gains (losses)	59,458	11,562	50,810	64,913
Net increase (decrease) in net assets resulting from operations	$225,033	$203,155	$265,409	$312,270
Net asset value per Class S share as of the end of the quarter	$9.21	$9.28	$9.40	$9.48
Net asset value per Class D share as of the end of the quarter	$9.22	$9.29	$9.41	$9.49
Net asset value per Class I share as of the end of the quarter	$9.24	$9.31	$9.43	$9.50
Earnings (losses) per share - basic and diluted of Class S common stock	$0.36	$0.29	$0.34	$0.30
Earnings (losses) per share - basic and diluted of Class D common stock	$0.36	$0.29	$0.34	$0.36
Earnings (losses) per share - basic and diluted of Class I common stock	$0.36	$0.29	$0.31	$0.41

	For the Three Months Ended
($ in thousands, except per share amounts)	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Investment income	$70,145	$128,921	$205,219	$265,900
Net operating expenses	27,554	59,848	99,202	136,626
Net investment income (loss)	42,591	69,073	106,017	129,274
Excise tax	—	—	(4)	(100)
Net realized and unrealized gains (losses)	(23,020)	(168,799)	46,858	16,399
Net increase (decrease) in net assets resulting from operations	$19,571	$(99,726)	$152,871	$145,573
Net asset value per Class S share as of the end of the quarter	$9.24	$8.84	$8.99	$9.06
Net asset value per Class D share as of the end of the quarter	$9.25	$8.86	$9.00	$9.07
Net asset value per Class I share as of the end of the quarter	$9.26	$8.88	$9.01	$9.08
Earnings (losses) per share - basic and diluted of Class S common stock	$0.07	$(0.26)	$0.30	$0.34
Earnings (losses) per share - basic and diluted of Class D common stock	$0.08	$(0.25)	$0.31	$0.35
Earnings (losses) per share - basic and diluted of Class I common stock	$0.08	$(0.25)	$0.31	$0.41

	For the Three Months Ended
($ in thousands, except per share amounts)	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Investment income	$346	$3,667	$15,626	$45,204
Net operating expenses	421	1,361	9,588	22,066
Net investment income (loss)	(75)	2,306	6,038	23,138
Excise tax	—	—	—	—
Net realized and unrealized gains (losses)	50	791	3,097	545
Net increase (decrease) in net assets resulting from operations	$(25)	$3,097	$9,135	$23,683
Net asset value per Class S share as of the end of the quarter	$—	$9.30	$9.32	$9.33
Net asset value per Class D share as of the end of the quarter	$9.24	$9.29	$9.32	$9.33
Net asset value per Class I share as of the end of the quarter	$9.26	$9.30	$9.33	$9.34
Earnings (losses) per share - basic and diluted of Class S common stock	$—	$0.19	$0.17	$0.22
Earnings (losses) per share - basic and diluted of Class D common stock	$0.08	$0.20	$0.19	$0.27
Earnings (losses) per share - basic and diluted of Class I common stock	$(0.02)	$0.20	$0.19	$0.29

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

For the years ended December 31, 2023, 2022 and 2021 we recorded U.S. federal excise tax of $2.3 million, $0.1 million, and $11 thousand, respectively.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the year ended December 31, 2023 the Company recorded a net tax benefit of approximately $5 thousand for taxable subsidiaries. The Company did not record a net tax benefit for taxable subsidiaries as of December 31, 2022 and 2021.

The Company recorded net deferred tax liability of $2 thousand as of December 31, 2023 for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests. The Company did not record a net deferred tax asset (liability) for tax subsidiaries as of December 31, 2022 and 2021.

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

Net Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The below table represents the net unrealized gains (losses) on our investment portfolio for the following periods:

	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Net change in unrealized gain (loss):
Net change in unrealized gain (loss) on investments	$195,317	$(114,990)	$3,566
Translation of assets and liabilities in foreign currencies	892	(1,195)	(2)
Income tax (provision) benefit	(7)	—	—
Net change in unrealized gain (loss)	$196,202	$(116,185)	3,564

For the year ended December 31, 2023, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2022. The primary drivers of our portfolio’s unrealized gains were current market conditions, including credit spreads tightening across the broader markets. As of December 31, 2023, the fair value of our debt investments as a percentage of principal was 98.6%, as compared to 97.4% as of December 31, 2022.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the year ended December 31, 2023 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Asurion, LLC	$28.0
Notorious Topco, LLC (dba Beauty Industry Group)	(14.5)
Blue Owl Credit Income Senior Loan Fund, LLC (f/k/a ORCIC Senior Loan Fund, LLC)(1)	13.4
Athenahealth Group Inc.	10.0
Dealer Tire, LLC	7.7
CD&R Value Building Partners I, L.P. (dba Belron)	7.0
Cloud Software Group, Inc.	6.3
LSI Financing 1 Designated Activity Company(2)	6.1
CoreLogic Inc.	5.8
Rhea Parent, Inc.	5.4
Remaining portfolio companies	120.1
Total	$195.3

_______________
(1)Portfolio company is a controlled, affiliated investment.
(2)Portfolio company is a non-controlled, affiliated investment.

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

Net Realized Gains (Losses)

The table below represents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Net realized gain (loss) on investments	$(8,940)	$(12,748)	$923
Net realized gain (loss) on foreign currency transactions	(519)	371	(4)
Net realized gain (loss)	$(9,459)	$(12,377)	$919
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

As of December 31, 2023 and December 31, 2022, our asset coverage ratios were 209% and 193%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of December 31, 2023, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2023 we had $1.8 billion available under our credit facilities.

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

As of December 31, 2023, we had $415.4 million in cash. During the year ended December 31, 2023, we used $4.8 billion in cash for operating activities, primarily as a result of funding portfolio investments of $7.1 billion, partially offset by sales and repayments of portfolio investments of $1.5 billion and other operating activities of $754.1 million. Lastly, cash provided by financing activities was $5.0 billion during the period, which was the result of proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $2.3 billion, and proceeds from the issuance of shares of $3.5 billion, partially offset by $379.4 million of distributions paid and share repurchases of $384.1 million.

Net Assets

Share Issuances

In connection with our formation, we had the authority to issue 3,000,000,000 common shares at $0.01 per share par value, 1,000,000,000 of which are classified as Class S common shares, 1,000,000,000 of which are classified as Class D common shares, and 1,000,000,000 of which are classified as Class I common shares. Pursuant to our initial public offering we offered $2,500,000,000 in any combination of shares of Class S, Class D, and Class I common stock and pursuant to our follow-on offering we are currently offering $9,500,000,000 in any combination of shares of Class S, Class D and Class I common stock.

We also sell shares of our Class I common stock to feeder vehicles primarily created to hold our Class I shares. The offer and sale of these shares is exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(a)(2) and/or Regulation S.

Shares of our common stock are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common stock. Currently, the purchase price per share for each class of common stock varies, but will not be sold at a price below our net asset value per share of such class, as determined in accordance with our share pricing policy, plus applicable upfront selling commissions.

The below tables summarize transactions with respect to shares of our common stock during the following periods:

	For the Years Ended December 31, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	128,425,036	$1,204,984	27,584,220	$256,944	202,538,090	$1,886,382	358,547,346	$3,348,310
Shares/gross proceeds from the private placements	—	—	—	—	13,128,239	122,591	13,128,239	122,591
Share Transfers between classes	(282,712)	(2,614)	—	—	281,797	2,614	(915)	—
Reinvestment of distributions	8,864,839	82,376	2,590,093	24,077	16,426,701	153,086	27,881,633	259,539
Repurchased shares	(8,113,011)	(75,799)	(3,642,417)	(34,058)	(29,560,722)	(277,409)	(41,316,150)	(387,266)
Total shares/gross proceeds	128,894,152	1,208,947	26,531,896	246,963	202,814,105	1,887,264	358,240,153	3,343,174
Sales load	—	(10,195)	—	(209)	—	—	—	(10,404)
Total shares/net proceeds	128,894,152	$1,198,752	26,531,896	$246,754	202,814,105	$1,887,264	358,240,153	$3,332,770

	For the Years Ended December 31, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	138,716,357	$1,281,798	29,988,942	$275,634	238,170,125	$2,182,504	406,875,424	$3,739,936
Shares/gross proceeds from the private placements	—	—	—	—	14,129,039	129,327	14,129,039	129,327
Reinvestment of distributions	3,532,070	32,022	1,200,084	10,905	6,299,574	57,235	11,031,728	100,162
Repurchased shares	(5,997,912)	(54,182)	(846,059)	(7,645)	(15,890,220)	(143,936)	(22,734,191)	(205,762)
Total shares/gross proceeds	136,250,515	1,259,638	30,342,967	278,895	242,708,518	2,225,130	409,302,000	3,763,664
Sales load	—	(11,111)	—	(481)	—	—	—	(11,592)
Total shares/net proceeds	136,250,515	$1,248,527	30,342,967	$278,413	242,708,518	$2,225,130	409,302,000	$3,752,071

	For the Years Ended December 31, 2021
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	60,515,400	$568,479	18,426,554	$171,456	88,545,531	$823,758	167,487,485	$1,563,693
Shares/gross proceeds from the private placements	—	—	—	—	—	—	—	—
Reinvestment of distributions	201,649	1,877	137,104	1,274	418,652	3,897	757,405	7,048
Repurchased shares	(16,129)	(150)	(11,327)	(106)	(161,083)	(1,504)	(188,539)	(1,760)
Total shares/gross proceeds	60,700,920	570,206	18,552,331	172,624	88,803,100	826,151	168,056,351	1,568,981
Sales load	—	(5,223)	—	(118)	—	—	—	(5,341)
Total shares/net proceeds	60,700,920	$564,983	18,552,331	$172,506	88,803,100	$826,151	168,056,351	$1,563,640

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

The changes to our offering price per share since the commencement of our initial continuous public offering and associated effective dates of such changes were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.32	$9.58
April 1, 2021	$9.26	$0.32	$9.58
May 1, 2021	$9.26	$0.32	$9.58
June 1, 2021	$9.28	$0.32	$9.60
July 1, 2021	$9.30	$0.33	$9.63
August 1, 2021	$9.30	$0.33	$9.63
September 1, 2021	$9.30	$0.33	$9.63
October 1, 2021	$9.31	$0.33	$9.64
November 1, 2021	$9.32	$0.33	$9.65
December 1, 2021	$9.31	$0.33	$9.64
January 1, 2022	$9.33	$0.33	$9.66
February 1, 2022	$9.33	$0.33	$9.66
March 1, 2022	$9.27	$0.32	$9.59
April 1, 2022	$9.24	$0.32	$9.56
May 1, 2022	$9.23	$0.32	$9.55
June 1, 2022	$9.02	$0.32	$9.34
July 1, 2022	$8.84	$0.31	$9.15
August 1, 2022	$9.02	$0.32	$9.34
September 1, 2022	$9.09	$0.32	$9.41
October 1, 2022	$8.99	$0.31	$9.30
November 1, 2022	$9.00	$0.32	$9.32
December 1, 2022	$9.05	$0.32	$9.37
January 1, 2023	$9.06	$0.32	$9.38
February 1, 2023	$9.24	$0.32	$9.56
March 1, 2023	$9.23	$0.32	$9.55
April 1, 2023	$9.21	$0.32	$9.53
May 1, 2023	$9.21	$0.32	$9.53
June 1, 2023	$9.18	$0.32	$9.50
July 1, 2023	$9.28	$0.32	$9.60
August 1, 2023	$9.33	$0.33	$9.66
September 1, 2023	$9.37	$0.33	$9.70
October 1, 2023	$9.40	$0.33	$9.73
November 1, 2023	$9.36	$0.33	$9.69
December 1, 2023	$9.42	$0.33	$9.75

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.14	$9.40
April 1, 2021	$9.26	$0.14	$9.40

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
May 1, 2021	$9.25	$0.14	$9.39
June 1, 2021	$9.27	$0.14	$9.41
July 1, 2021	$9.29	$0.14	$9.43
August 1, 2021	$9.29	$0.14	$9.43
September 1, 2021	$9.29	$0.14	$9.43
October 1, 2021	$9.31	$0.14	$9.45
November 1, 2021	$9.32	$0.14	$9.46
December 1, 2021	$9.31	$0.14	$9.45
January 1, 2022	$9.34	$0.14	$9.48
February 1, 2022	$9.33	$0.14	$9.47
March 1, 2022	$9.27	$0.14	$9.41
April 1, 2022	$9.25	$0.14	$9.39
May 1, 2022	$9.24	$0.14	$9.38
June 1, 2022	$9.04	$0.14	$9.18
July 1, 2022	$8.86	$0.13	$8.99
August 1, 2022	$9.04	$0.14	$9.18
September 1, 2022	$9.09	$0.14	$9.23
October 1, 2022	$9.00	$0.14	$9.14
November 1, 2022	$9.01	$0.14	$9.15
December 1, 2022	$9.05	$0.14	$9.19
January 1, 2023	$9.07	$0.14	$9.21
February 1, 2023	$9.25	$0.14	$9.39
March 1, 2023	$9.24	$0.14	$9.38
April 1, 2023	$9.22	$0.14	$9.36
May 1, 2023	$9.22	$0.14	$9.36
June 1, 2023	$9.19	$0.14	$9.33
July 1, 2023	$9.29	$0.14	$9.43
August 1, 2023	$9.34	$0.14	$9.48
September 1, 2023	$9.38	$0.14	$9.52
October 1, 2023	$9.41	$0.14	$9.55
November 1, 2023	$9.37	$0.14	$9.51
December 1, 2023	$9.43	$0.14	$9.57

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
Initial Offering Price	$10.00	$—	$10.00
March 1, 2021	$9.26	$—	$9.26
April 1, 2021	$9.26	$—	$9.26
May 1, 2021	$9.26	$—	$9.26
June 1, 2021	$9.28	$—	$9.28
July 1, 2021	$9.30	$—	$9.30
August 1, 2021	$9.30	$—	$9.30
September 1, 2021	$9.30	$—	$9.30
October 1, 2021	$9.32	$—	$9.32

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
November 1, 2021	$9.32	$—	$9.32
December 1, 2021	$9.31	$—	$9.31
January 1, 2022	$9.34	$—	$9.34
February 1, 2022	$9.34	$—	$9.34
March 1, 2022	$9.28	$—	$9.28
April 1, 2022	$9.26	$—	$9.26
May 1, 2022	$9.25	$—	$9.25
June 1, 2022	$9.05	$—	$9.05
July 1, 2022	$8.88	$—	$8.88
August 1, 2022	$9.06	$—	$9.06
September 1, 2022	$9.11	$—	$9.11
October 1, 2022	$9.01	$—	$9.01
November 1, 2022	$9.02	$—	$9.02
December 1, 2022	$9.07	$—	$9.07
January 1, 2023	$9.08	$—	$9.08
February 1, 2023	$9.26	$—	$9.26
March 1, 2023	$9.26	$—	$9.26
April 1, 2023	$9.24	$—	$9.24
May 1, 2023	$9.24	$—	$9.24
June 1, 2023	$9.21	$—	$9.21
July 1, 2023	$9.31	$—	$9.31
August 1, 2023	$9.36	$—	$9.36
September 1, 2023	$9.39	$—	$9.39
October 1, 2023	$9.43	$—	$9.43
November 1, 2023	$9.38	$—	$9.38
December 1, 2023	$9.45	$—	$9.45

Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were recorded during the following periods:

	For the Year Ended December 31, 2023
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
December 5, 2022	January 31, 2023	February 24, 2023	$0.08765	$16,523	$4,296	$30,667
February 10, 2023	February 28, 2023	March 23, 2023	0.06765	12,882	3,372	24,319
February 10, 2023	March 31, 2023	April 26, 2023	0.06765	13,027	3,550	24,938
February 10, 2023	April 30, 2023	May 22, 2023	0.08765	18,233	4,956	33,691
May 9, 2023	May 31, 2023	June 26, 2023	0.06765	14,183	3,884	27,515
May 9, 2023	June 30, 2023	July 26, 2023	0.06765	14,804	3,894	28,323
May 9, 2023	July 31, 2023	August 22, 2023	0.08765	20,574	5,252	38,233
August 21, 2023	August 31, 2023	September 26, 2023	0.07010	16,878	4,262	31,886
August 21, 2023	September 30, 2023	October 26, 2023	0.07010	17,637	4,358	33,085
August 21, 2023	October 31, 2023	November 24, 2023	0.10280	28,071	6,689	50,825
November 20, 2023	November 30, 2023	December 22, 2023	0.07010	19,595	5,010	36,503
November 20, 2023	December 29, 2023	January 25, 2024	0.10280	31,265	7,602	55,062
		Total	$0.94945	$223,672	$57,125	$415,047

(1)Distributions per share are gross of shareholder servicing fees.

	For the Year Ended December 31, 2022
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 2, 2021	January 31, 2022	February 23, 2022	$0.05580	$3,798	$1,094	$6,347
November 2, 2021	February 28, 2022	March 24, 2022	0.05580	4,593	1,367	7,312
November 2, 2021	March 31, 2022	April 25, 2022	0.05580	5,334	1,673	8,860
February 23, 2022	April 30, 2022	May 24, 2022	0.05580	6,147	1,767	10,893
February 23, 2022	May 31, 2022	June 23, 2022	0.05580	6,896	2,003	12,307
February 23, 2022	June 30, 2022	July 26, 2022	0.05580	7,613	2,110	13,541
May 3, 2022	July 31, 2022	August 24, 2022	0.06038	8,877	2,445	15,923
May 3, 2022	August 31, 2022	September 26, 2022	0.06038	9,247	2,505	16,982
May 3, 2022	September 30, 2022	October 26, 2022	0.06643	10,779	2,902	19,803
October 23, 2022	October 31, 2022	November 28, 2022	0.06643	11,169	3,007	20,728
November 22, 2022	November 30, 2022	December 23, 2022	0.06643	11,567	3,113	21,596
December 5, 2022	December 31, 2022	January 26, 2023	0.06643	11,774	3,153	22,109
		Total	$0.72128	$97,794	$27,139	$176,401

(1)Distributions per share are gross of shareholder servicing fees.

	For the Year Ended December 31, 2021
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
February 23, 2021	March 31, 2021	April 28, 2021	$0.05146	$—	$16	$194
February 23, 2021	April 30, 2021	May 27, 2021	0.05146	33	54	418
February 23, 2021	May 31, 2021	June 24, 2021	0.05146	91	101	558
February 23, 2021	June 30, 2021	July 27, 2021	0.05146	129	168	839
May 5, 2021	July 31, 2021	August 23, 2021	0.05146	294	222	1,116
May 5, 2021	August 31, 2021	September 27, 2021	0.05146	432	270	1,648
May 5, 2021	September 30, 2021	October 25, 2021	0.05146	789	354	2,209
August 3, 2021	October 31, 2021	November 22, 2021	0.05291	1,379	707	3,125
August 3, 2021	November 30, 2021	December 22, 2021	0.05435	2,060	867	3,997
August 3, 2021	December 31, 2021	January 27, 2022	0.05580	2,979	999	5,027
		Total	$0.52328	$8,186	$3,758	$19,131

(1)Distributions per share are gross of shareholder servicing fees.

We have adopted a distribution reinvestment plan pursuant to which shareholders (except for residents of Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Oklahoma, Oregon, Vermont and Washington and clients of participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of our same class of common stock to which the distribution relates unless they elect to receive their distributions in cash. We expect to use newly issued shares to implement the distribution reinvestment plan.

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

Through December 31, 2023, pursuant to the Expense Support Agreement which was terminated by the Adviser on March 7, 2023, a portion of our distributions resulted from expense support from the Adviser. The purpose of this arrangement was to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

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

	For the Years Ended December 31, 2023
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.94945	$695,844	100.0%
Total	$0.94945	$695,844	100.0%

(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to “ITEM 1. - Notes to Consolidated Financial Statements - Note 11. Financial Highlights” for amounts by share class.

	For the Years Ended December 31, 2022
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.72128	$301,334	100.0%
Total	$0.72128	$301,334	100.0%

(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to “ITEM 1. - Notes to Consolidated Financial Statements - Note 11. Financial Highlights” for amounts by share class.

	For the Years Ended December 31, 2021
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.52328	$31,075	100.0%
Total	$0.52328	$31,075	100.0%

(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to “ITEM 1. - Notes to Consolidated Financial Statements - Note 11. Financial Highlights” for amounts by share class.

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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
August 25, 2021	D	September 30, 2021	$55	$9.31	5,933
August 25, 2021	I	September 30, 2021	$291	$9.32	31,255
November 26, 2021	S	December 30, 2021	$150	$9.33	16,129
November 26, 2021	D	December 30, 2021	$51	$9.34	5,394
November 26, 2021	I	December 30, 2021	$1,213	$9.34	129,828
February 25, 2022	S	March 31, 2022	$6,001	$9.24	649,420
February 25, 2022	D	March 31, 2022	$304	$9.25	32,853
February 25, 2022	I	March 31, 2022	$16,978	$9.26	1,833,520
May 25, 2022	S	June 30, 2022	$8,365	$8.84	946,284
May 25, 2022	D	June 30, 2022	$1,110	$8.86	125,276
May 25, 2022	I	June 30, 2022	$18,414	$8.88	2,073,617

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
August 25, 2022	S	September 30, 2022	$8,769	$8.99	975,399
August 25, 2022	D	September 30, 2022	$1,132	$9.00	125,759
August 25, 2022	I	September 30, 2022	$33,853	$9.01	3,757,292
November 28, 2022	S	December 31, 2022	$31,047	$9.06	3,426,809
November 28, 2022	D	December 31, 2022	$5,098	$9.07	562,171
November 28, 2022	I	December 31, 2022	$74,691	$9.08	8,225,791
February 28, 2023	S	March 31, 2023	$21,643	$9.21	2,349,994
February 28, 2023	D	March 31, 2023	$3,453	$9.22	374,566
February 28, 2023	I	March 31, 2023	$68,023	$9.24	7,361,842
May 31, 2023	S	June 30, 2023	$16,367	$9.28	1,763,641
May 31, 2023	D	June 30, 2023	$13,809	$9.29	1,486,423
May 31, 2023	I	June 30, 2023	$46,072	$9.31	4,948,651
August 24, 2023	S	September 30, 2023	$14,790	$9.40	1,573,405
August 24, 2023	D	September 30, 2023	$12,978	$9.41	1,379,185
August 24, 2023	I	September 30, 2023	$76,140	$9.43	8,074,185
November 27, 2023	S	December 31, 2023	$22,998	$9.48	2,425,971
November 27, 2023	D	December 31, 2023	$3,817	$9.49	402,243
November 27, 2023	I	December 31, 2023	$87,172	$9.50	9,176,044

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of the following periods:

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$1,945,000	$628,128	$1,316,872	$611,396
SPV Asset Facility I	525,000	475,000	50,000	468,920
SPV Asset Facility II	1,800,000	1,718,000	82,000	1,710,745
SPV Asset Facility III	1,000,000	522,000	289,180	513,046
SPV Asset Facility IV	500,000	250,000	61,848	246,296
SPV Asset Facility V	300,000	200,000	12,439	197,005
SPV Asset Facility VI	750,000	160,000	18,188	152,994
CLO VIII	290,000	290,000	—	287,907
CLO XI	260,000	260,000	—	258,144
CLO XII	260,000	260,000	—	258,002
March 2025 Notes	500,000	500,000	—	496,586
September 2026 Notes	350,000	350,000	—	344,682
February 2027 Notes	500,000	500,000	—	496,699
September 2027 Notes(4)	600,000	600,000	—	598,564
June 2028 Notes	650,000	650,000	—	640,012
January 2029 Notes(4)	550,000	550,000	—	546,975
Total Debt	$10,780,000	$7,913,128	$1,830,527	$7,827,973

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.

(2)The carrying values of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, SPV Asset Facility V, SPV Asset Facility VI, CLO VIII, CLO XI, CLO XII, March 2025 Notes, September 2026 Notes, February 2027 Notes, September 2027 Notes, June 2028 Notes, and January 2029 Notes are presented net of unamortized debt issuance costs of $16.6 million, $6.1 million, $7.3 million, $9.0 million, $3.7 million, $3.0 million, $7.0 million, $2.1 million, $1.9 million, $2.0 million, $3.4 million, $5.4 million, $3.3 million, $6.9 million, and $9.9 million, and $13.6 million, respectively.
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
(2)The carrying values of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO VIII, March 2025 Notes, September 2026 Notes, February 2027 Notes, and September 2027 Notes are presented net of unamortized debt issuance costs of $13.6 million, $3.2 million, $10.0 million, $5.1 million, $4.1 million, $2.1 million, $4.7 million, $5.8 million, $6.3 million, and $8.4 million, respectively.
(3)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.

The below table represents the components of interest expense for the following periods:

	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Interest expense	$457,035	$190,110	$12,619
Amortization of debt issuance costs	17,912	10,657	1,638
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items(1)	(2,114)	(449)	—
Total Interest Expense	$472,833	$200,318	$14,257
Average interest rate	7.0%	4.8%	2.8%
Average daily borrowings	$6,461,477	$3,879,321	$447,117

(1)Refer to the September 2027 and January 2029 Notes for details on the facility’s interest rate swap.

The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Promissory Note(5)
December 31, 2023	$—	$—	—	N/A
December 31, 2022	$—	$—	—	N/A
December 31, 2021	$—	$—	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2020	$10.0	$2,226.8	—	N/A
SPV Asset Facility I
December 31, 2023	$475.0	$2,085.2	—	N/A
December 31, 2022	$440.4	$1,927.2	—	N/A
December 31, 2021	$301.3	$1,998.5	—	N/A
SPV Asset Facility II
December 31, 2023	$1,718.0	$2,085.2	—	N/A
December 31, 2022	$1,538.0	$1,927.2	—	N/A
December 31, 2021	$446.0	$1,998.5	—	N/A
SPV Asset Facility III
December 31, 2023	$522.0	$2,085.2	—	N/A
December 31, 2022	$555.0	$1,927.2	—	N/A
SPV Asset Facility IV
December 31, 2023	$250.0	$2,085.2	—	N/A
December 31, 2022	$465.0	$1,927.2	—	N/A
SPV Asset Facility V
December 31, 2023	$200.0	$2,085.2	—	N/A
SPV Asset Facility VI
December 31, 2023	$160.0	$2,085.2	—	N/A
CLO VIII
December 31, 2023	$290.0	$2,085.2	—	N/A
December 31, 2022	$290.0	$1,927.2	—	N/A
CLO XI
December 31, 2023	$260.0	$2,085.2	—	N/A
CLO XII
December 31, 2023	$260.0	$2,085.2	—	N/A
Revolving Credit Facility
December 31, 2023	$628.1	$2,085.2	—	N/A
December 31, 2022	$302.3	$1,927.2	—	N/A
December 31, 2021	$451.2	$1,998.5	—	N/A
September 2026 Notes
December 31, 2023	$350.0	$2,085.2	—	N/A
December 31, 2022	$350.0	$1,927.2	—	N/A
December 31, 2021	$350.0	$1,998.5	—	N/A
February 2027 Notes
December 31, 2023	$500.0	$2,085.2	—	N/A
December 31, 2022	$500.0	$1,927.2	—	N/A
September 2027 Notes
December 31, 2023	$600.0	$2,085.2	—	N/A
December 31, 2022	$600.0	$1,927.2	—	N/A
June 2028 Notes
December 31, 2023	$650.0	$2,085.2	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
March 2025 Notes
December 31, 2023	$500.0	$2,085.2	—	N/A
December 31, 2022	$500.0	$1,927.2	—	N/A
January 2029 Notes
December 31, 2023	$550.0	$2,085.2	—	N/A

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
(3)The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The “—” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)Average market value per unit not applicable because the senior securities are not registered for public trading.
(5)Facility was terminated in June 2022.
Credit Facilities
Promissory Note
On October 15, 2020, we as borrower, entered into a Loan Agreement (the “Loan Agreement”) with Owl Rock Feeder FIC ORCIC Debt LLC (“Feeder FIC Debt”), an affiliate of the Adviser, as lender, to enter into revolving promissory notes (the “Promissory Notes”) to borrow up to an aggregate of $50.0 million from Feeder FIC Debt. The Loan Agreement was subsequently amended on March 31, 2021, August 26, 2021, September 13, 2021, and March 8, 2022, and amended and restated on May 12, 2021. Prior to June 22, 2022, the aggregate amount that could be borrowed under the Loan Agreement was $250.0 million and the stated maturity date was February 28, 2023.
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
The unpaid principal balance of the Revolving Promissory Note and accrued interest thereon was payable by us from time to time at the discretion of us but immediately due and payable upon 120 days written notice by Owl Rock Feeder FIC ORCIC Debt LLC. On June 22, 2022, the Company and Feeder FIC Debt entered into a Termination Agreement (the “Termination Agreement”) pursuant to which the Loan Agreement was terminated. At the time the Termination Agreement was executed, there were no amounts outstanding pursuant to the Loan Agreement or the Promissory Notes.
Revolving Credit Facility
On August 11, 2022, we entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”), which amends and restates in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of April 14, 2021 (as amended, restated, supplemented or otherwise modified prior to August 11, 2022). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto (each a “Revolving Credit Lender” and collectively, the

“Revolving Credit Lenders”) and Sumitomo Mitsui Banking Corporation, as Administrative Agent. On November 2, 2023, the parties to the Revolving Credit Facility entered into an amendment, including to extend the availability period and maturity date for certain lenders, convert a portion of the existing revolver availability into term loan availability, reduce the credit adjustment spread to 0.10% for all Loan tenors and make various other changes. The following describes the terms of the Revolving Credit Facility amended through November 2, 2023 (the “Revolving Credit Facility First Amendment Date”).
The Revolving Credit Facility is guaranteed by certain domestic subsidiaries of ours in existence as of the Revolving Credit Facility First Amendment Date, and will be guaranteed by certain domestic subsidiaries of ours that are formed or acquired by us in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
The maximum principal amount of the Revolving Credit Facility is $1.95 billion (increased from $1.55 billion to $1.78 billion on September 22, 2022, increased from $1.78 billion to $1.80 billion on October 5, 2022, increased from $1.80 billion to $1.85 billion on November 22, 2022, increased from $1.85 billion to $1.90 billion on November 2, 2023 and increased from $1.90 billion to $1.95 billion on December 4, 2023), subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $2.84 billion through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
As of the Revolving Credit Facility First Amendment Date, the availability period under the Revolving Credit Facility will terminate on August 11, 2026 with respect to $200.0 million of commitments (the “Non-Extending Commitments”), and on November 2, 2027 with respect to the remaining commitments (such remaining commitments, the “Extending Commitments”) (together, the “Revolving Credit Facility Commitment Termination Date”). The Revolving Credit Facility will mature on August 11, 2027 with respect to the Non-Extending Commitments and will mature on November 2, 2028 with respect to the Extending Commitments (together, the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, we will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
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

SPV Asset Facility I
On September 16, 2021 (the “SPV Asset Facility I Closing Date”), Core Income Funding I LLC (“Core Income Funding I”), a Delaware limited liability company and newly formed wholly-owned subsidiary of ours entered into a Credit Agreement (the “SPV Asset Facility I”), with Core Income Funding I, as borrower, the lenders from time to time parties thereto (the “SPV Asset Facility I Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company as Collateral Agent and Alter Domus (US) LLC as Document Custodian. The following describes the terms of the SPV Asset Facility I as amended through June 20, 2023 (the “SPV Asset Facility I Second Amendment Date”).
From time to time, we expect to sell and contribute certain investments to Core Income Funding I pursuant to a Sale and Contribution Agreement by and between us and Core Income Funding I. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by Core Income Funding I, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Core Income Funding I through our ownership of Core Income Funding I. The maximum principal amount of the Credit Facility is $525.0 million (decreased from $550.0 million on the SPV Asset Facility I Second Amendment date); the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of Core Income Funding I’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
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
SPV Asset Facility II
On October 5, 2021 (the “SPV Asset Facility II Closing Date”), Core Income Funding II LLC (“Core Income Funding II”), a Delaware limited liability company and our newly formed subsidiary entered into a loan and financing and servicing agreement (as amended through the date here of, the “SPV Asset Facility II”), with Core Income Funding II, as borrower, us, as equityholder and service provider, the lenders from time to time parties thereto (the “SPV Asset Facility II Lenders”), Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as collateral agent, and Alter Domus (US) LLC as collateral custodian. The following describes the terms of the SPV Asset Facility II as amended through August 1, 2022 (the “SPV Asset Facility II Sixth Amendment Date”).
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
SPV Asset Facility III
On March 24, 2022 (the “SPV Asset Facility III Closing Date”), Core Income Funding III LLC (“Core Income Funding III”), a Delaware limited liability company and our newly formed subsidiary entered into a Credit Agreement (the “SPV Asset Facility III”), with Core Income Funding III, as borrower, the Adviser, as servicer, the lenders from time to time parties thereto (the “SPV Asset Facility III Lenders”), Bank of America, N.A., as administrative agent, State Street Bank and Trust Company, as collateral agent, Alter Domus (US) LLC as collateral custodian and Bank of America, N.A., as sole lead arranger and sole book manager. On November 21, 2023, the parties to the SPV Asset Facility III entered into an amendment, including to increase the maximum principal amount available under the facility, extend the availability period and maturity date, change the interest rate and make various other changes. The following describes the terms of SPV Asset Facility III amended through November 21, 2023 (the “SPV Asset Facility III First Amendment Date”).
From time to time, we expect to sell and contribute certain investments to Core Income Funding III pursuant to a Sale and Contribution Agreement, dated as of the SPV Asset Facility III Closing Date, by and between the Company and Core Income Funding III. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility III will be used to finance the origination and acquisition of eligible assets by Core Income Funding III, including the purchase of such assets from the Company. We retain a residual interest in assets contributed to or acquired by Core Income Funding III through our ownership of Core Income Funding III. The maximum principal amount of the SPV Asset Facility III is $1 billion (increased from $750.0 million to $1.00 billion on November 21, 2023), which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Core Income Funding III’s assets from time to time, and satisfaction of certain conditions, including certain portfolio criteria.
The SPV Asset Facility III provides for the ability to draw and redraw revolving loans under the SPV Asset Facility III for a period of up to three years after the SPV Asset Facility III First Amendment Date unless the commitments are terminated sooner as provided in the SPV Asset Facility III (the “SPV Asset Facility III Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility III will mature on November 21, 2028 (the “SPV Asset Facility III Stated Maturity”). To the extent the commitments are terminated or permanently reduced during the first two years following the SPV Asset Facility III Closing Date, Core Income Funding III may owe a prepayment penalty. Prior to the SPV Asset Facility III Stated Maturity, proceeds received by Core Income Funding III from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility III Stated Maturity, Core Income Funding III must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.

Amounts drawn in U.S. dollars are benchmarked to Daily SOFR, amounts drawn in British pounds are benchmarked to SONIA plus an adjustment of 0.11930%, amounts drawn in Canadian dollars are benchmarked to CDOR, and amounts drawn in Euros are benchmarked to EURIBOR, and in each case plus a spread equal to the Applicable Margin. As of the SPV Asset Facility III First Amendment Date, the “Applicable Margin” ranges from 1.75% to 2.60% depending on the composition of the collateral. The SPV Asset Facility III also allows for amounts drawn in U.S. dollars to bear interest at an alternate base rate without a spread.
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
From time to time, we expect to sell and contribute certain investments to Core Income Funding IV pursuant to a Sale and Contribution Agreement, dated as of the SPV Asset Facility IV Closing Date, by and between us and Core Income Funding IV. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Facility IV will be used to finance the origination and acquisition of eligible assets by Core Income Funding IV, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Core Income Funding IV through our ownership of Core Income Funding IV. The maximum principal amount of the SPV Facility IV is $500.0 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of Core Income Funding IV’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
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
From time to time, we expect to sell and contribute certain loan assets to Core Income Funding V pursuant to a Sale and Contribution Agreement, dated as of the SPV Facility V Closing Date, by and between us and Core Income Funding V. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Facility V will be used to finance the origination and acquisition of eligible assets by Core Income Funding V, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Core Income Funding V through our ownership of Core Income Funding V. The maximum principal amount of the SPV Facility V is $300.0 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Core Income Funding V’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits and other portfolio tests.
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
From time to time, we expect to sell and contribute certain investments to Core Income Funding VI pursuant to a Sale and Contribution Agreement by and between us and Core Income Funding VI. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility VI will be used to finance the origination and acquisition of eligible assets by Core Income Funding VI, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Core Income Funding VI through our ownership of Core Income Funding VI. The maximum principal amount of the SPV Asset Facility VI is $750.0 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of Core Income Funding VI’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
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
CLOs
CLO VIII
On October 21, 2022 (the “CLO VIII Closing Date”), we completed a $391.7 million term debt securitization transaction (the “CLO VIII Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO VIII Transaction and the secured loan borrowed in the CLO VIII Transaction were issued and incurred, as applicable, by our consolidated subsidiary CLO VIII, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO VIII Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO VIII Issuer.
The CLO VIII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO VIII Closing Date (the “CLO VIII Indenture”), by and among the CLO VIII Issuer and State Street Bank and Trust Company: (i) $152.0 million of AAA(sf) Class A-T Notes, which bear interest at three-month term SOFR plus 2.50%, (ii) $46.0 million of AAA(sf) Class A-F Notes, which bear interest at 6.02%, (iii) $32.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.50% and (iv) $30.0 million of A(sf) Class C Notes, which bear interest at 4.90% (together, the “CLO VIII Secured Notes”) and (B) the borrowing by the CLO VIII Issuer of $30.0 million under floating rate Class A-L loans (the “Class A-L Loans” and together with the CLO VIII Secured Notes, the “CLO VIII Debt”). The Class A-L Loans bear interest at three-month term SOFR plus 2.50%. The Class A-L Loans were borrowed under a loan agreement (the “A-L Loan Agreement”), dated as of the CLO VIII Closing Date, by and among the CLO VIII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO VIII Debt is secured by middle market loans, participation interests in middle market loans and other assets of the CLO VIII Issuer. The CLO VIII Debt is scheduled to mature on November 20, 2034. The CLO VIII Secured Notes were privately placed by Natixis Securities Americas LLC as placement agent.
Concurrently with the issuance of the CLO VIII Secured Notes and the borrowing under the Class A-L Loans, the CLO VIII Issuer issued approximately $101.7 million of subordinated securities in the form of 101,675 preferred shares at an issue price of U.S.$1,000 per share (the “CLO VIII Preferred Shares”). The CLO VIII Preferred Shares were issued by the CLO VIII Issuer as part of its issued share capital and are not secured by the collateral securing the CLO VIII Debt. We purchased all of the CLO VIII Preferred Shares. We act as retention holder in connection with the CLO VIII Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO VIII Preferred Shares.
As part of the CLO VIII Transaction, we entered into a loan sale agreement with the CLO VIII Issuer dated as of the CLO VIII Closing Date, which provided for the sale and contribution of approximately $143.1 million funded par amount of middle market loans from us to the CLO VIII Issuer on the CLO VIII Closing Date and for future sales from us to the CLO VIII Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO VIII Debt. The remainder of the initial portfolio assets securing the CLO VIII Debt consisted of approximately $113.0 million funded par amount of middle market loans purchased by the CLO VIII Issuer from Core Income Funding I LLC, our wholly-owned subsidiary, under an additional loan sale agreement executed on the CLO VIII Closing Date between the CLO VIII Issuer and Core Income Funding I LLC. No gain or loss was recognized as a result of these sales and contributions. We and Core Income Funding I LLC each made customary representations, warranties, and covenants to the CLO VIII Issuer under the applicable loan sale agreement.

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
The CLO XI Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO XI Closing Date (the “CLO XI Indenture”), by and among the CLO XI Issuer and State Street Bank and Trust Company: (i) $152.5 million of AAA(sf) Class A-1T Notes, which bear interest at three-month term SOFR plus 2.50%, (ii) $25.5 million of AAA(sf) Class A-1F Notes, which bear interest at 6.10% and (iii) $32.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.60% (together, the “CLO XI Secured Notes”) and (B) the borrowing by the Issuer of $50.0 million under floating rate Class A-1L loans (the “CLO XI Class A-1L Loans” and together with the CLO XI Secured Notes, the “CLO XI Debt”). The CLO XI Class A-1L Loans bear interest at three-month term SOFR plus 2.50%. The CLO XI Class A-1L Loans were borrowed under a loan agreement (the “CLO XI A-1L Loan Agreement”), dated as of the CLO XI Closing Date, by and among the CLO XI Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XI Debt is secured by middle market loans, participation interests in middle market loans and other assets of the Issuer. The CLO XI Debt is scheduled to mature on May 15, 2035. The CLO XI Secured Notes were privately placed by SMBC Nikko Securities America, Inc. as Initial Purchaser.
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
The CLO XI Debt is the secured obligation of the CLO XI Issuer, and the CLO XI Indenture and CLO XI A-1L Loan Agreement each include customary covenants and events of default. The CLO XI Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
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
The CLO XII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO XII Closing Date (the “CLO XII Indenture”), by and among the CLO XII Issuer and State Street Bank and Trust Company: (i) $90.0 million of AAA(sf) Class A-1A Notes, which bear interest at three-month term SOFR plus 2.55%, (ii) $22.0 million of AAA(sf) Class A-1B Notes, which bear interest at 6.37%, (iii) $8.0 million of AAA(sf) Class A-2 Notes, which bear interest at three-month term SOFR plus 3.10% and (iv) $24.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.55% (together, the “CLO XII Secured Notes”) and (B) the borrowing by the CLO XII Issuer of $116.0 million under floating rate Class A-1L loans (the “CLO XII Class A-1L Loans” and together with the CLO XII Secured Notes, the “CLO XII Debt”). The CLO XII Class A-1L Loans bear interest at three-month term SOFR plus 2.55%. The CLO XII Class A-1L Loans were borrowed under a credit agreement (the “CLO XII Class A-1L Credit Agreement”), dated as of the CLO XII Closing Date, by and among the CLO XII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XII Debt is secured by middle market loans, participation interests in middle market loans and other assets of the CLO XII Issuer. The CLO XII Debt is scheduled to mature on July 20, 2034. The CLO XII Secured Notes were privately placed by BofA Securities, Inc. as Initial Purchaser.
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
As part of the CLO XII Transaction, we entered into a loan sale agreement with the CLO XII Issuer dated as of the CLO XII Closing Date (the “CLO XII OCIC Loan Sale Agreement”), which provided for the contribution of approximately $78.0 million funded par amount of middle market loans from us to the CLO XII Issuer on the CLO XII Closing Date and for future sales from us to the CLO XII Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XII Debt. The remainder of the initial portfolio assets securing the CLO XII Debt consisted of approximately $295.7 million funded par amount of middle market loans purchased by the CLO XII Issuer from Core Income Funding III LLC, a wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the CLO XII Closing Date between the CLO XII Issuer and Core Income Funding III LLC (the “CLO XII Core Income Funding III Loan Sale Agreement”). No gain or loss was recognized as a result of these sales and contributions. We and Core Income Funding III LLC each made customary representations, warranties, and covenants to the CLO XII Issuer under the applicable loan sale agreement.
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
September 2026 Notes
On September 23, 2021, we issued $350.0 million aggregate principal amount of 3.125% notes due 2026 (the notes initially issued on September 23, 2021, together with the registered notes issued in the exchange offer described below, the “September 2026 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. When initially issued, the September 2026 Notes were not registered under the Securities Act and could not be offered or sold in the United States absent registration or an applicable exemption from registration.
The September 2026 Notes were issued pursuant to the Base Indenture, and the First Supplemental Indenture (together, the “September 2026 Indenture”). The September 2026 Notes will mature on September 23, 2026 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the September 2026 Indenture. The September 2026 Notes initially bear interest at a rate of 3.125% per year payable semi-annually on March 23 and September 23 of each year, commencing on March 23, 2022. Concurrent with the issuance of the September 2026 Notes, we entered into a Registration Rights (the “September 2026 Registration Rights Agreement”) Agreement for the benefit of the purchasers of the September 2026 Notes. Pursuant to the terms of the September 2026 Registration Rights Agreement, we filed a registration statement with the SEC and, on July 25, 2022, commenced an offer to exchange the notes initially issued on September 23, 2021 for newly issuer registered notes with substantially similar terms, which expired on August 23, 2022 and was completed promptly thereafter.
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
February 2027 Notes
On February 8, 2022, we issued $500.0 million aggregate principal amount of 4.70% notes due 2027 (the notes initially issued on February 8, 2022, together with the registered notes issued in the exchange offer described below, the “February 2027 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. When initially issued, the February 2027 Notes were not been registered under the Securities Act and could not be offered or sold in the United States absent registration or an applicable exemption from registration.
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
March 2025 Notes
On March 29, 2022, we issued $500.0 million aggregate principal amount of its 5.500% notes due 2025 (the notes initially issued on March 29, 2022, together with the registered notes issued in the exchange offer described below, the “March 2025 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale by the Initial Purchasers to persons they reasonably believe to be qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. When initially issued, the March 2025 Notes were not registered under the Securities Act and could not be offered or sold in the United States absent registration or an applicable exemption from registration.
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
September 2027 Notes
On September 16, 2022, we issued $600.0 million aggregate principal amount of 7.750% notes due 2027 (the notes initially issued on September 16, 2022, together with the registered notes issued in the exchange offer described below, the “September 2027 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. When initially issued, the September 2027 Notes were not registered under the Securities Act and could not be offered or sold in the United States absent registration or an applicable exemption from registration.
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

In connection with the issuance of the September 2027 Notes, on October 18, 2022 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $600.0 million. We will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.84%. The interest rate swaps mature on September 16, 2027. For the year ended December 31, 2023 we made periodic payments of $4.9 million. The interest expense related to the September 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of December 31, 2023, the interest rate swap had a fair value of $6.5 million ($1.1 million net of the present value of the cash flows of the September 2027 Notes). As of December 31, 2022, the interest rate swap had a fair value of $4.0 million ($0.4 million net of the present value of the cash flows of the September 2027 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”
June 2028 Notes
On June 13, 2023, we issued $500.0 million aggregate principal amount of our 7.950% notes due 2028 and on July 14, we issued an additional $150.0 million aggregate principal amount of our 7.950% notes due 2028 (together, the “June 2028 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The June 2028 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
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
On February 14, 2024 we entered into centrally cleared interest rate swaps with respect to the June 2028 Notes. The notional amount of the interest rate swaps is $650.0 million. We will receive fixed rate interest at 7.950% and pay variable rate interest based on SOFR plus 3.84%. The interest rate swaps mature on May 15, 2028. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”

January 2029 Notes
On December 4, 2023, we issued $550.0 million aggregate principal amount of our 7.750% notes due 2029 (the “January 2029 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The January 2029 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
The January 2029 Notes were issued pursuant to the Base Indenture and a Sixth Supplemental Indenture, dated as of December 4, 2023 (the “Sixth Supplemental Indenture” and together with the Base Indenture, the “January 2029 Indenture”), between us and the Trustee. The January 2029 Notes will mature on January 15, 2029 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the January 2029 Indenture. The January 2029 Notes bear interest at a rate of 7.750% per year payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2024. Concurrent with the issuance of the January 2029 Notes, we entered into a Registration Rights Agreement (the “January 2029 Registration Rights Agreement”) for the benefit of the purchasers of the January 2029 Notes. Pursuant to the January 2029 Registration Rights Agreement, we are obligated to file a registration statement with the SEC with respect to an offer to exchange the January 2029 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the January 2029 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use our commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the January 2029 Notes. If we fail to satisfy our registration obligations under the January 2029 Registration Rights Agreement, we will be required to pay additional interest to the holders of the January Notes.
The January 2029 Notes are our direct, general unsecured obligations and rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the January 2029 Notes. The January 2029 Notes rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior, to the January 2029 Notes. The January 2029 Notes rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The January 2029 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.
The January 2029 Indenture contains certain covenants, including covenants requiring us to (i) comply with Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a) of the 1940 Act, for the period of time during which the January 2029 Notes are outstanding, whether or not we are subject to those requirements, and (ii) provide financial information to the holders of the January 2029 Notes and the Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the January 2029 Indenture.
In addition, if a change of control repurchase event, as defined in the January 2029 Indenture, occurs prior to maturity, holders of the January 2029 Notes will have the right, at their option, to require us to repurchase for cash some or all of the January 2029 Notes at a repurchase price equal to 100% of the aggregate principal amount of the January 2029 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date.
In connection with the issuance of the January 2029 Notes, on November 28, 2023 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $550.0 million. We will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.647%. The interest rate swaps mature on January 15, 2029. For the twelve months ended December 31, 2023, we did not make a periodic payments. The interest expense related to the January 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of December 31, 2023, the interest rate swap had a fair value of $12.1 million ($1.5 million net of the present value of the cash flows of the January 2029 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the January 2029 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. As of the following periods, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2023	December 31, 2022
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$8,444	$45,000
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	309	43,432
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	—	186
ACR Group Borrower, LLC	First lien senior secured revolving loan	425	537
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	282	—
Adenza Group, Inc.	First lien senior secured delayed draw term loan	—	2,145
Adenza Group, Inc.	First lien senior secured revolving loan	—	2,591
Alera Group, Inc.	First lien senior secured delayed draw term loan	45,858	—
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	3,247	—
AmeriLife Holdings LLC	First lien senior secured revolving loan	16,273	16,273
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	5,457	10,849
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	26,966	—
Anaplan, Inc.	First lien senior secured revolving loan	16,528	16,528
Apex Service Partners, LLC	First lien senior secured revolving loan	—	1,725
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	17,957	—
Apex Service Partners, LLC	First lien senior secured revolving loan	7,080	—
Appfire Technologies, LLC	First lien senior secured revolving loan	1,260	1,539
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	10,587	16,366
Aramsco, Inc.	First lien senior secured delayed draw term loan	7,797	—
Arctic Holdco, LLC	First lien senior secured delayed draw term loan	9,688	—
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured GBP delayed draw term loan	—	3,734
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	3,404	5,106
Associations, Inc.	First lien senior secured revolving loan	3,123	4,829
Associations, Inc.	First lien senior secured delayed draw term loan	507	56,283
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	—	3,631
Aurelia Netherlands Midco 2 B.V. (f/k/a Adevinta)	First lien senior secured NOK term loan	31,898	—
Aurelia Netherlands Midco 2 B.V. (f/k/a Adevinta)	First lien senior secured EUR term loan	30,482	—
Aurelia Netherlands Midco 2 B.V. (f/k/a Adevinta)	First lien senior secured EUR revolving loan	3,387	—
Avalara, Inc.	First lien senior secured revolving loan	7,045	7,045
AWP Group Holdings, Inc.	First lien senior secured delayed draw term loan	7,024	—

Portfolio Company	Investment	December 31, 2023	December 31, 2022
AWP Group Holdings, Inc.	First lien senior secured revolving loan	4,557	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	20,128	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	14,060	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,275	1,062
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	—	31,034
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	3,207	4,655
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	26,528	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	161	161
BELMONT BUYER, INC. (dba Valenz)	First lien senior secured delayed draw term loan	7,980	—
BELMONT BUYER, INC. (dba Valenz)	First lien senior secured revolving loan	6,650	—
Blast Bidco Inc.	First lien senior secured revolving loan	4,179	—
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	—	83
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured delayed draw term loan	—	18,414
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured delayed draw term loan	—	8,048
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured delayed draw term loan	13,641	—
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	13,901	—
Brightway Holdings, LLC	First lien senior secured revolving loan	1,158	2,105
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	468	917
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	868	1,157
Canadian Hospital Specialties Ltd.	First lien senior secured delayed draw term loan	—	637
Canadian Hospital Specialties Ltd.	First lien senior secured CAD revolving loan	75	248
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured delayed draw term loan	—	870
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	577	88
Certinia, Inc.	First lien senior secured revolving loan	4,412	—
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	11,699	12,555
CivicPlus, LLC	First lien senior secured revolving loan	1,481	2,245
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	3,750	3,750
Community Brands ParentCo, LLC	First lien senior secured revolving loan	1,875	1,875
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	14,183	14,183
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	14,183	14,183

Portfolio Company	Investment	December 31, 2023	December 31, 2022
Coupa Holdings, LLC	First lien senior secured revolving loan	1,664	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	2,174	—
CPM Holdings, Inc.	First lien senior secured revolving loan	5,000	—
Crewline Buyer, Inc.	First lien senior secured revolving loan	17,226	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	—	5,712
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	9,963	9,963
Dermatology Intermediate Holdings III, Inc.	First lien senior secured delayed draw term loan	—	278
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	—	9,553
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	—
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	—	3,199
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	2,710	1,955
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	20,926	—
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	8,048	—
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	6,960	3,867
Entrata, Inc.	First lien senior secured revolving loan	513	—
EOS U.S. Finco LLC	First lien senior secured delayed draw term loan	9,830	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	—	200
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	676	676
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	4,405	—
FARADAY BUYER, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	14,307	—
Finastra USA, Inc.	First lien senior secured revolving loan	12,568	—
Formerra, LLC	First lien senior secured delayed draw term loan	—	211
Formerra, LLC	First lien senior secured revolving loan	526	526
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	—	191
Fortis Solutions Group, LLC	First lien senior secured revolving loan	6,409	5,848
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	—	31,894
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	1,961	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	1,250	—
Fullsteam Operations, LLC	First lien senior secured revolving loan	500	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,182	3,182

Portfolio Company	Investment	December 31, 2023	December 31, 2022
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	791	791
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	4,908	—
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured delayed draw term loan	14,090	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	7,600	7,600
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	669	1,506
Global Music Rights, LLC	First lien senior secured revolving loan	7,500	7,500
Granicus, Inc.	First lien senior secured revolving loan	127	107
Grayshift, LLC	First lien senior secured revolving loan	2,419	2,419
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	96	86
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	—	9,811
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	8,745	6,996
Home Service TopCo IV, Inc.	First lien senior secured revolving loan	3,359	—
Home Service TopCo IV, Inc.	First lien senior secured delayed draw term loan	8,397	—
Hyland Software, Inc.	First lien senior secured revolving loan	6,978	—
Hyperion Refinance S.a.r.l (dba Howden Group)	First lien senior secured delayed draw term loan	—	92,823
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	—	732
Ideal Image Development, LLC	First lien senior secured revolving loan	—	915
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	329	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	8,630	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	3,613	2,168
IMO Investor Holdings, Inc.	First lien senior secured delayed draw term loan	3,127	4,963
IMO Investor Holdings, Inc.	First lien senior secured revolving loan	2,382	2,010
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	—	31,750
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	7,620	10,583
Indikami Bidco, LLC	First lien senior secured delayed draw term loan	6,570	—
Indikami Bidco, LLC	First lien senior secured revolving loan	4,693	—
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	12,716	—
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	5,934	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	5,450	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	21,923	—

Portfolio Company	Investment	December 31, 2023	December 31, 2022
Intelerad Medical Systems Incorporated	First lien senior secured revolving loan	—	1
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3,490	1,739
Kaseya Inc.	First lien senior secured delayed draw term loan	4,077	4,342
Kaseya Inc.	First lien senior secured revolving loan	3,256	4,342
KBP Brands, LLC	First lien senior secured delayed draw term loan	—	743
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	—	16,625
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	6,054	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	12,134	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	10,944	—
KWOL Acquisition Inc.	First lien senior secured revolving loan	15,627	—
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	1,946	3,415
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured delayed draw term loan	6,360	8,748
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	11,685	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured delayed draw term loan	40,928	—
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	—	9,559
Lignetics Investment Corp.	First lien senior secured revolving loan	1,912	4,588
ManTech International Corporation	First lien senior secured delayed draw term loan	2,164	3,360
ManTech International Corporation	First lien senior secured revolving loan	1,806	1,806
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	21,702	28,401
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	5,627	8,038
Medline Borrower, LP	First lien senior secured revolving loan	2,020	2,020
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,571	3,071
Milan Laser Holdings LLC	First lien senior secured revolving loan	2,553	1,765
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	—	15,819
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	2,215	2,373
Mitnick Corporate Purchaser, Inc.	First lien senior secured revolving loan	9,375	8,713
Natural Partners, LLC	First lien senior secured revolving loan	5,063	5,063
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	4,118	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	—	1,039
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558

Portfolio Company	Investment	December 31, 2023	December 31, 2022
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	—	3,521
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	4,930	4,401
OAC Holdings I Corp. (dba Omega Holdings)	First lien senior secured revolving loan	2,572	1,139
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	4,902	5,222
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	8,469	8,469
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3,302	3,302
Omnia Partners, LLC	First lien senior secured delayed draw term loan	172	—
OneOncology LLC	First lien senior secured revolving loan	14,267	—
OneOncology LLC	First lien senior secured delayed draw term loan	26,752	—
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	10,148	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	17,905	17,906
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	70	70
Pediatric Associates Holding Company, LLC	First lien senior secured delayed draw term loan	—	1,776
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	—	8,891
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	2,570	2,570
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	31,691	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	33,258	—
Ping Identity Holding Corp.	First lien senior secured revolving loan	2,182	2,182
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured delayed draw term loan	28,553	28,553
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured revolving loan	8,158	12,237
Pluralsight, LLC	First lien senior secured revolving loan	87	196
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	11,854	8,653
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	—	19,248
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	10,076	—
QAD, Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	455	236
Relativity ODA LLC	First lien senior secured revolving loan	435	435
Sailpoint Technologies Holdings, Inc.	First lien senior secured revolving loan	5,718	5,718
Securonix, Inc.	First lien senior secured revolving loan	5,339	5,339
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	9,077	—

Portfolio Company	Investment	December 31, 2023	December 31, 2022
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	11,770	16,049
Smarsh Inc.	First lien senior secured delayed draw term loan	10,381	10,381
Smarsh Inc.	First lien senior secured revolving loan	830	5,190
Sonny's Enterprises, LLC	First lien senior secured revolving loan	25,158	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	15,212	—
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	—	315
Southern Air & Heat Holdings, LLC	First lien senior secured revolving loan	259	203
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	28,751	—
Spotless Brands, LLC	First lien senior secured revolving loan	1,146	1,461
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured delayed draw term loan	12,267	—
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured revolving loan	6,133	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	5,579	3,626
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	—	13,947
Tahoe Finco, LLC	First lien senior secured revolving loan	—	6,279
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	5,336	4,388
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	2,360	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,768	7,768
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured delayed draw term loan	—	10,317
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	3,508	4,746
The Shade Store, LLC	First lien senior secured revolving loan	2,455	4,909
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	418	470
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	—	1,306
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	—	10,000
Troon Golf, L.L.C.	First lien senior secured revolving loan	7,207	7,207
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	2,000	1,475
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	—	3,045
Unified Women's Healthcare, LP	First lien senior secured revolving loan	8,120	8,120
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	41,400	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	1,096
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	124	113

Portfolio Company	Investment	December 31, 2023	December 31, 2022
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	833	—
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
XRL 1 LLC (f/k/a XOMA)	First lien senior secured delayed draw term loan	4,500	—
Zendesk, Inc.	First lien senior secured delayed draw term loan	30,080	30,080
Zendesk, Inc.	First lien senior secured revolving loan	12,386	12,386
Total Unfunded Portfolio Company Commitments		$1,394,947	$1,067,317

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

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of us in the amount of $2.8 million for the period from April 22, 2020 (Inception) to December 31, 2023, of which $2.8 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2023, management was not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities and notes as of December 31, 2023, is as follows:

($ in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 years
Revolving Credit Facility	$628,128	$—	$—	$628,128	$—
SPV Asset Facility I	475,000	—	—	—	475,000
SPV Asset Facility II	1,718,000	—	1,718,000	—	—
SPV Asset Facility III	522,000	—	—	522,000	—
SPV Asset Facility IV	250,000	—	—	—	250,000
SPV Asset Facility V	200,000	—	—	200,000	—
SPV Asset Facility VI	160,000	—	—	—	160,000
CLO VIII	290,000	—	—	—	290,000
CLO XI	260,000	—	—	—	260,000
CLO XII	260,000	—	—	—	260,000
March 2025 Notes	500,000	—	500,000	—	—
September 2026 Notes	350,000	—	350,000	—	—
February 2027 Notes	500,000	—	—	500,000	—
September 2027 Notes	600,000	—	—	600,000	—
June 2028 Notes	650,000	—	—	650,000	—
January 2029 Notes	550,000	—	—	—	550,000
Total Contractual Obligations	$7,913,128	$—	$2,568,000	$3,100,128	$2,245,000

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

Rule 2a-5 under the 1940 Act establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Pursuant to Rule 2a-5, the Board designated the Adviser as our valuation designee to perform fair value determinations relating to the value of assets we held for which market quotations are not readily available.

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

Financial and Derivative Instruments

Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. The Company currently qualifies as a “limited derivatives user” and expects to continue to do so. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. The Company has adopted a derivatives policy and complies with the recordkeeping requirements of Rule 18f-4.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes accretion and amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. PIK dividends represent accrued dividends that are added to the shares held of the equity investment on the respective interest payment dates rather than being paid in cash and generally becomes due at a certain trigger date. For the year ended December 31, 2023, PIK interest income and PIK dividend income earned was $140.3 million, representing 9.1% of total investment income. For the year ended December 31, 2022, PIK interest income and PIK dividend income earned was $71.2 million, representing 10.6% of total investment income. For the year ended December 31, 2021, PIK interest income and PIK dividend income earned was $6.4 million, representing 9.8% of total investment income. Discounts and premiums to par value on securities purchased are accreted or amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of premiums or discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

Distributions

We have elected to be treated for U.S. federal income tax purposes, and intend to continue to qualify annually as a RIC under Subchapter M of the Code. To obtain and maintain our tax treatment as a RIC, we must distribute (or be deemed to distribute) in each taxable year distributions for tax purposes equal to at least the sum of:

•90% of our investment company taxable income (which is generally our ordinary income plus the excess of realized short-term capital gains over realized net long-term capital losses), determined without regard to the deduction for dividends paid, for such taxable year; and
•90% of our net tax-exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) for such taxable year.

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

With respect to distributions we have adopted a distribution reinvestment plan pursuant to which shareholders (except for residents of Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, Oklahoma, Oregon, Vermont and Washington and clients of participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of the Company’s same class of common stock to which the distribution relates unless they elect to receive their distributions in cash. We expect to use newly issued shares to implement the distribution reinvestment plan. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

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

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, we generally must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income” for that year, which is generally our ordinary income plus the excess of our realized net short- term capital gains over our realized net long-term capital losses. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M. In order for us to not be subject to U.S. federal excise taxes, we must distribute annually an amount at least equal to the sum of (i) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. We, at our discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. excise tax on this income.

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2023. As applicable, the Company’s prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.

Recent Developments

March 2031 Notes

On February 1, 2024, we issued $750.0 million aggregate principal amount of 6.650% notes due 2031 (the “March 2031 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The March 2031 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. In connection with the issuance of the March 2031 Notes, on February 1, 2024 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $750.0 million. We will receive fixed rate interest at 6.650% and pay variable rate interest based on SOFR plus 2.902%. The interest rate swaps mature on January 15, 2031.

CLO XV

On January 30, 2024, we completed a $477.9 million term debt securitization transaction (the “CLO XV Transaction”). The secured notes and preferred shares issued in the CLO XV Transaction were issued by our consolidated subsidiary Owl Rock CLO XV, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO XV Issuer”), and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO XV Issuer.

SPV Asset Facility VI

On March 1, 2024, the parties to SPV Asset Facility VI amended certain terms of the facility, including converting $140.0 million of revolving commitments to term commitments and changing to the eligibility criteria and concentration limitations for the assets of Core Income Funding VI that are included in the borrowing base calculations under SPV Asset Facility VI.

Share Conversion

On January 29, 2024, we converted 35.7 million shares of our Class D common stock into an equivalent number of shares of our Class I common stock with an effective date of January 3, 2024.

Equity Raise

As of March 6, 2024, we have issued 354,951,979 shares of Class S common stock, 79,549,373 shares of Class D common stock, and 612,592,810 shares of Class I common stock and have raised total gross proceeds of $3.3 billion, $0.7 billion, and $5.7 billion, respectively, including seed capital of $1,000 contributed by our Adviser in September 2020 and approximately $25.0 million in gross proceeds raised from Feeder FIC Equity. In addition, we received $486.1 million in subscription payments which we accepted on March 1, 2024 and which is pending our determination of the net asset value per share applicable to such purchase.

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

As of December 31, 2023, 98.3% of our debt investments based on fair value were at floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.7%.

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$456.6	$(174.6)	$282.0
Up 200 basis points	$304.4	$(116.4)	$188.0
Up 100 basis points	$152.2	$(58.2)	$94.0
Down 100 basis points	$(152.2)	$58.2	$(94.0)
Down 200 basis points	$(304.4)	$116.4	$(188.0)
Down 300 basis points	$(456.6)	$174.6	$(282.0)

(1)Includes the impact of our interest rate swaps as a result of interest rate changes.
(2)Excludes the impact of income based fees. See “ITEM 1. — Notes to Consolidated Financial Statements - Note 3. Agreements and Related Party Transactions” of our consolidated financial statements for more information on the income based fees.

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

Credit Risk

We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of December 31, 2023 and December 31, 2022, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.

Inflation Risk

Inflation is likely to continue in the near to medium-term, particularly in the United States, and monetary policy may continue to tighten in response. Persistent inflationary pressures could affect the profitability of investments held by our products, which could impact the level of management fees and other revenues we may earn in the future.

Item 8. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Blue Owl Credit Income Corp.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Blue Owl Credit Income Corp. and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three‑year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in its net assets, and its cash flows for each of the years in the three‑year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2023 and 2022, by correspondence with custodians, portfolio companies, agents, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Assessment of Fair Value of Investments
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company determines fair value for investments that are not publicly traded or for which there is no readily determinable market value by using unobservable inputs and assumptions. As of December 31, 2023, the fair value of such investments (“Level 3 investments”) was $13.8 billion.

We identified the assessment of the fair value measurement of substantially all of the Level 3 investments as a critical audit matter. These fair value measurements involved a high degree of measurement uncertainty and subjectivity, which required specialized skills and knowledge to evaluate. Specifically, the assessment of these fair value measurements encompassed the evaluation of assumptions related to current and expected market yields for similar investments and risk profiles used in yield analyses for debt and other interest-bearing investments and comparable financial performance multiples used in determining enterprise values.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the fair value measurement process, including controls related to the development of the market yields and financial performance multiples assumptions used in the Company’s fair value measurements.

We evaluated the Company’s ability to estimate fair value by comparing a selection of prior period fair values to the prices of transactions occurring subsequent to the prior period fair value measurement date. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the reasonableness of the fair value measurement for a selection of Level 3 investments through developing an independent estimate of the fair value using independent market yields and financial performance multiples that were developed using relevant market and portfolio company financial information and comparing the results of our independent estimate of fair value to the Company’s fair value measurement.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

New York, New York
March 6, 2024

Blue Owl Credit Income Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $15,937,544 and $10,585,542, respectively)	$16,010,137	$10,469,767
Non-controlled, affiliated investments (amortized cost of $72,371 and $6,224, respectively)	78,406	6,175
Controlled, affiliated investments (amortized cost of $561,528 and $233,026, respectively)	573,550	231,642
Total investments at fair value (amortized cost of $16,571,443 and $10,824,792, respectively)	16,662,093	10,707,584
Cash (restricted cash of $40,872 and $23,000, respectively)	415,384	225,247
Interest receivable	138,350	80,402
Receivable from controlled affiliates	8,024	20,202
Receivable for investments sold	28,508	—
Prepaid expenses and other assets	4,123	2,927
Total Assets	$17,256,482	$11,036,362
Liabilities
Debt (net of unamortized debt issuance costs of $101,242 and $63,306, respectively)	$7,827,973	$5,477,411
Distribution payable	93,930	37,036
Payable for investments purchased	167,078	41,706
Payables to affiliates	54,544	32,590
Tender offer payable	113,988	110,836
Accrued expenses and other liabilities	106,423	87,030
Total Liabilities	8,363,936	5,786,609
Commitments and contingencies (Note 7)
Net Assets
Class S Common shares $0.01 par value, 1,000,000,000 shares authorized; 325,845,587 and 196,951,435 shares issued and outstanding, respectively	3,259	1,970
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 75,427,194 and 48,895,298 shares issued and outstanding, respectively	754	489
Class I Common shares $0.01 par value, 1,000,000,000 shares authorized; 535,625,823 and 332,811,718 shares issued and outstanding, respectively	5,356	3,328
Additional paid-in-capital	8,649,139	5,322,239
Accumulated undistributed (overdistributed) earnings	234,038	(78,273)
Total Net Assets	8,892,546	5,249,753
Total Liabilities and Net Assets	$17,256,482	$11,036,362
Net Asset Value Per Class S Share	$9.48	$9.06
Net Asset Value Per Class D Share	$9.49	$9.07
Net Asset Value Per Class I Share	$9.50	$9.08

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2023	2022(1)	2021(2)
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$1,347,813	$579,296	$55,530
Payment-in-kind (“PIK”) interest income	70,669	34,789	5,212
Dividend income	9,289	755	242
Payment-in-kind (“PIK”) dividend income	68,105	36,435	1,140
Other income	14,414	15,538	2,719
Total investment income from non-controlled, non-affiliated investments	1,510,290	666,813	64,843
Investment income from non-controlled, affiliated investments:
Dividend income	774	—	—
Total investment income from non-controlled, affiliated investments	774	—	—
Investment income from controlled, affiliated investments:
Interest income	977	—	—
Payment-in-kind (“PIK”) interest income	1,539	—	—
Dividend income	36,359	3,372	—
Total investment income from controlled, affiliated investments	38,875	3,372	—
Total Investment Income	1,549,939	670,185	64,843
Operating Expenses
Initial organization	—	—	273
Offering costs	3,295	3,661	2,972
Interest expense	472,833	200,318	14,257
Management fees	81,839	42,610	3,632
Performance based incentive fees	125,961	48,926	5,257
Professional fees	14,239	9,297	1,955
Directors’ fees	1,305	1,099	1,059
Shareholder servicing fees	21,574	12,445	1,292
Other general and administrative	7,486	4,874	2,780
Total Operating Expenses	728,532	323,230	33,477
Management fees waived (Note 3)	—	—	(52)
Expense support (Note 3)	—	(6,775)	(2,578)
Recoupment of expense support (Note 3)	—	6,775	2,578
Net Operating Expenses	728,532	323,230	33,425
Net Investment Income (Loss) Before Taxes	821,407	346,955	31,418
Income tax expense (benefit), including excise tax expense (benefit)	2,283	104	11
Net Investment Income (Loss) After Taxes	$819,124	$346,851	$31,407
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$175,829	$(113,557)	$3,566
Non-controlled, affiliated investments	6,084	(49)	—
Controlled, affiliated investments	13,404	(1,384)	—
Translation of assets and liabilities in foreign currencies	892	(1,195)	(2)
Income tax (provision) benefit	(7)	—	—
Total Net Change in Unrealized Gain (Loss)	196,202	(116,185)	3,564
Net realized gain (loss):
Non-controlled, non-affiliated investments	(8,940)	(12,748)	923
Foreign currency transactions	(519)	371	(4)
Total Net Realized Gain (Loss)	(9,459)	(12,377)	919
Total Net Realized and Change in Unrealized Gain (Loss)	186,743	(128,562)	4,483
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$1,005,867	$218,289	$35,890
Net Increase (Decrease) in Net Assets Resulting from Operations - Class S Common Stock	$328,005	$67,729	$9,605
Net Increase (Decrease) in Net Assets Resulting from Operations - Class D Common Stock	$82,555	$18,672	$4,412
Net Increase (Decrease) in Net Assets Resulting from Operations - Class I Common Stock	$595,307	$131,888	$21,873
Earnings Per Share - Basic and Diluted of Class S Common Stock	$1.29	$0.45	$0.66
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	254,397,127	149,191,401	14,469,872
Earnings Per Share - Basic and Diluted of Class D Common Stock	$1.35	$0.49	$0.72
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted	61,369,530	38,303,974	6,090,894
Earnings Per Share - Basic and Diluted of Class I Common Stock	$1.37	$0.55	$0.73
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	435,000,023	239,914,771	30,150,794
(1)For the period ended December 31, 2022 dividend and PIK dividend income were reported in aggregate as dividend income.
(2)For the period ended December 31, 2021 dividend and other income were reported in aggregate as other income.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(5)
Advertising and media
Global Music Rights, LLC(7)	First lien senior secured loan	SR +	5.50%	08/2028	82,688	$81,483	$82,688	0.9%
Global Music Rights, LLC(7)(15)(16)	First lien senior secured revolving loan	SR +	5.50%	08/2027	—	(91)	—	0.0%
Circana Group, L.P. (fka The NPD Group, L.P.)(6)	First lien senior secured loan	SR +	6.25% (2.75% PIK)	12/2028	228,310	224,505	226,027	2.5%
Circana Group, L.P. (fka The NPD Group, L.P.)(6)(15)	First lien senior secured revolving loan	SR +	5.75%	12/2027	2,568	2,359	2,425	0.0%
						308,256	311,140	3.4%
Aerospace and defense
Bleriot US Bidco, Inc.(7)(20)	First lien senior secured loan	SR +	4.00%	10/2028	11,861	$11,802	$11,898	0.1%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(6)(20)	First lien senior secured loan	SR +	4.00%	04/2026	9,055	8,963	9,073	0.1%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(6)(20)	First lien senior secured loan	SR +	4.00%	08/2028	3,881	3,842	3,888	0.0%
ManTech International Corporation(7)	First lien senior secured loan	SR +	5.75%	09/2029	14,039	13,797	13,933	0.2%
ManTech International Corporation(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	5.75%	09/2024	1,190	1,152	1,181	0.0%
ManTech International Corporation(7)(15)(16)	First lien senior secured revolving loan	SR +	5.75%	09/2028	—	(28)	(14)	0.0%
Peraton Corp.(6)(20)	First lien senior secured loan	SR +	3.75%	02/2028	22,530	22,500	22,558	0.3%
Peraton Corp.(7)(20)	Second lien senior secured loan	SR +	7.75%	02/2029	4,831	4,779	4,794	0.1%
Transdigm Inc.(7)(20)	First lien senior secured loan	SR +	3.25%	02/2031	10,000	9,975	10,038	0.1%
						76,782	77,349	0.9%
Automotive
Holley Inc.(6)(20)	First lien senior secured loan	SR +	3.75%	11/2028	2,282	$2,271	$2,195	0.0%
Mavis Tire Express Services Topco Corp.(6)(20)	First lien senior secured loan	SR +	4.00%	05/2028	9,750	9,717	9,755	0.1%
OAC Holdings I Corp. (dba Omega Holdings)(6)	First lien senior secured loan	SR +	5.00%	03/2029	9,050	8,904	8,891	0.1%
OAC Holdings I Corp. (dba Omega Holdings)(6)(15)(16)	First lien senior secured revolving loan	SR +	5.00%	03/2028	—	(36)	(45)	0.0%
Power Stop, LLC(6)(19)	First lien senior secured loan	SR +	4.75%	01/2029	29,474	29,245	27,484	0.3%
Spotless Brands, LLC(7)	First lien senior secured loan	SR +	6.50%	07/2028	53,895	53,023	53,491	0.6%
Spotless Brands, LLC(6)(15)	First lien senior secured revolving loan	SR +	6.50%	07/2028	316	293	305	0.0%
						103,417	102,076	1.1%
Asset based lending and fund finance
Hg Genesis 9 Sumoco Limited(10)(21)	Unsecured facility	E +	7.00% PIK	03/2027	€128,625	$140,872	$142,086	1.6%
Hg Saturn Luchaco Limited(12)(21)	Unsecured facility	SA +	7.50% PIK	03/2026	£1,765	2,377	2,250	0.0%
						143,249	144,336	1.6%
Buildings and real estate
Associations, Inc.(7)	First lien senior secured loan	SR +	6.50% (2.50% PIK)	07/2027	130,352	$129,307	$129,700	1.5%
Associations, Inc.(7)(15)	First lien senior secured revolving loan	SR +	6.50%	07/2027	1,706	1,678	1,682	0.0%
Associations, Inc.(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	6.50% (2.50% PIK)	06/2024	61,030	60,609	60,722	0.7%
CoreLogic Inc.(6)(20)	First lien senior secured loan	SR +	3.50%	06/2028	36,669	36,109	35,591	0.4%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets
Cushman & Wakefield U.S. Borrower, LLC(6)	First lien senior secured loan	SR +	2.75%	08/2025	1,233	1,218	1,230	0.0%
Dodge Construction Network, LLC(7)(20)	First lien senior secured loan	SR +	4.75%	02/2029	16,942	16,742	13,045	0.1%
RealPage, Inc.(6)(20)	First lien senior secured loan	SR +	3.00%	04/2028	14,059	14,046	13,931	0.2%
RealPage, Inc.(6)(20)	Second lien senior secured loan	SR +	6.50%	04/2029	27,500	27,188	27,430	0.3%
Wrench Group LLC(7)	First lien senior secured loan	SR +	4.50%	04/2026	16,915	16,655	16,915	0.2%
Wrench Group LLC(7)(20)	First lien senior secured loan	SR +	4.00%	04/2026	10,436	10,339	10,445	0.1%
						313,891	310,691	3.5%
Business services
Access CIG, LLC(7)(20)	First lien senior secured loan	SR +	5.00%	08/2028	79,800	$77,919	$79,848	0.9%
Access CIG, LLC(7)	Second lien senior secured loan	SR +	7.75%	02/2026	2,385	2,381	2,385	0.0%
Boxer Parent Company Inc. (f/k/a BMC)(6)(20)	First lien senior secured loan	SR +	4.25%	12/2028	50,000	49,500	50,290	0.6%
BrightView Landscapes, LLC(7)(20)	First lien senior secured loan	SR +	3.00%	04/2029	5,781	5,606	5,779	0.1%
Capstone Acquisition Holdings, Inc.(6)	First lien senior secured loan	SR +	4.75%	11/2027	9,898	9,835	9,874	0.1%
ConnectWise, LLC(7)(20)	First lien senior secured loan	SR +	3.50%	09/2028	29,700	29,753	29,599	0.3%
CoolSys, Inc.(7)(20)	First lien senior secured loan	SR +	4.75%	08/2028	14,650	13,665	13,631	0.2%
CoreTrust Purchasing Group LLC(6)	First lien senior secured loan	SR +	6.75%	10/2029	96,419	94,737	95,455	1.1%
CoreTrust Purchasing Group LLC(6)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	6.75%	09/2024	—	(58)	—	0.0%
CoreTrust Purchasing Group LLC(6)(15)(16)	First lien senior secured revolving loan	SR +	6.75%	10/2029	—	(211)	(142)	0.0%
Denali BuyerCo, LLC (dba Summit Companies)(7)	First lien senior secured loan	SR +	5.50%	09/2028	197,744	195,299	197,249	2.3%
Denali BuyerCo, LLC (dba Summit Companies)(7)(15)(16)	First lien senior secured revolving loan	SR +	5.50%	09/2027	—	(80)	(25)	0.0%
Diamondback Acquisition, Inc. (dba Sphera)(6)	First lien senior secured loan	SR +	5.50%	09/2028	46,868	46,182	46,165	0.5%
Entertainment Benefits Group, LLC(6)	First lien senior secured loan	SR +	5.25%	09/2025	74,269	73,884	74,269	0.8%
Entertainment Benefits Group, LLC(6)(15)	First lien senior secured revolving loan	SR +	5.25%	09/2025	4,640	4,563	4,640	0.1%
Fullsteam Operations, LLC(7)	First lien senior secured loan	SR +	8.25%	11/2029	8,938	8,672	8,669	0.1%
Fullsteam Operations, LLC(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	8.25%	05/2025	851	797	796	0.0%
Fullsteam Operations, LLC(7)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	8.25%	11/2025	—	(18)	(19)	0.0%
Fullsteam Operations, LLC(7)(15)(16)	First lien senior secured revolving loan	SR +	8.25%	11/2029	—	(15)	(15)	0.0%
Hercules Borrower, LLC (dba The Vincit Group)(7)	First lien senior secured loan	SR +	6.25%	12/2026	800	793	798	0.0%
Hercules Borrower, LLC (dba The Vincit Group)(7)	First lien senior secured loan	SR +	5.50%	12/2026	2,171	2,157	2,154	0.0%
Hercules Borrower, LLC (dba The Vincit Group)(7)	First lien senior secured delayed draw term loan	SR +	5.50%	12/2026	12,967	12,883	12,870	0.1%
Hercules Borrower, LLC (dba The Vincit Group)(7)(15)(16)	First lien senior secured revolving loan	SR +	6.25%	12/2026	—	(1)	—	0.0%
Hercules Buyer, LLC (dba The Vincit Group)(14)(26)	Unsecured notes		0.48% PIK	12/2029	24	24	27	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets
Kaseya Inc.(7)	First lien senior secured loan	SR +	6.25% (2.50% PIK)	06/2029	72,330	71,136	72,150	0.8%
Kaseya Inc.(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	6.25% (2.50% PIK)	06/2024	267	231	266	0.0%
Kaseya Inc.(6)(15)	First lien senior secured revolving loan	SR +	5.50%	06/2029	1,097	1,030	1,087	0.0%
KPSKY Acquisition, Inc. (dba BluSky)(7)	First lien senior secured loan	SR +	5.25%	10/2028	102,224	100,721	101,202	1.1%
KPSKY Acquisition, Inc. (dba BluSky)(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	5.75%	11/2025	73	13	73	0.0%
Packers Holdings, LLC(6)(20)	First lien senior secured loan	SR +	3.25%	03/2028	16,575	16,480	10,368	0.1%
Ping Identity Holding Corp.(6)	First lien senior secured loan	SR +	7.00%	10/2029	21,818	21,531	21,709	0.2%
Ping Identity Holding Corp.(6)(15)(16)	First lien senior secured revolving loan	SR +	7.00%	10/2028	—	(26)	(11)	0.0%
						839,383	841,141	9.4%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(6)(20)	First lien senior secured loan	SR +	4.00%	11/2027	13,761	$13,566	$13,547	0.2%
Aruba Investments Holdings LLC (dba Angus Chemical Company)(6)	Second lien senior secured loan	SR +	7.75%	11/2028	40,137	40,127	37,528	0.4%
Cyanco Intermediate 2 Corp.(6)(20)	First lien senior secured loan	SR +	4.75%	07/2028	21,945	21,325	21,982	0.2%
Derby Buyer LLC(6)	First lien senior secured loan	SR +	4.25%	11/2030	65,000	63,053	65,000	0.7%
Gaylord Chemical Company, L.L.C.(7)	First lien senior secured loan	SR +	6.00%	03/2027	101,473	100,804	100,965	1.1%
Gaylord Chemical Company, L.L.C.(7)(15)(16)	First lien senior secured revolving loan	SR +	6.00%	03/2026	—	(20)	(20)	0.0%
Nouryon Finance B.V.(6)(20)(21)	First lien senior secured loan	SR +	4.00%	04/2028	2,985	2,979	2,992	0.0%
Nouryon Finance B.V.(7)(20)(21)	First lien senior secured loan	SR +	4.00%	10/2025	15,931	15,740	15,975	0.2%
Velocity HoldCo III Inc. (dba VelocityEHS)(7)	First lien senior secured loan	SR +	5.75%	04/2027	2,300	2,268	2,300	0.0%
Velocity HoldCo III Inc. (dba VelocityEHS)(7)(15)	First lien senior secured revolving loan	SR +	5.75%	04/2026	18	16	18	0.0%
						259,858	260,287	2.8%
Consumer products
ConAir Holdings LLC(6)	Second lien senior secured loan	SR +	7.50%	05/2029	32,500	$32,103	$31,444	0.4%
Foundation Consumer Brands, LLC(7)	First lien senior secured loan	SR +	6.25%	02/2027	103,408	101,900	103,408	1.1%
Lignetics Investment Corp.(7)	First lien senior secured loan	SR +	6.00%	11/2027	84,428	83,698	83,795	0.9%
Lignetics Investment Corp.(7)(15)	First lien senior secured revolving loan	SR +	6.00%	10/2026	9,559	9,478	9,473	0.1%
Olaplex, Inc.(6)(20)(21)	First lien senior secured loan	SR +	3.50%	02/2029	49,184	48,512	45,372	0.5%
SWK BUYER, Inc. (dba Stonewall Kitchen)(7)	First lien senior secured loan	SR +	5.25%	03/2029	59,074	58,151	56,859	0.6%
SWK BUYER, Inc. (dba Stonewall Kitchen)(7)(15)(16)	First lien senior secured revolving loan	SR +	5.25%	03/2029	—	(83)	(209)	0.0%
						333,759	330,142	3.6%
Containers and packaging
Arctic Holdco, LLC(7)	First lien senior secured loan	SR +	6.00%	12/2026	13,529	$13,264	$13,258	0.1%
Arctic Holdco, LLC(7)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	6.00%	12/2024	—	(189)	(194)	0.0%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(7)	First lien senior secured loan	SR +	6.40%	10/2028	49,202	48,836	49,079	0.6%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets
Ascend Buyer, LLC (dba PPC Flexible Packaging)(6)(15)	First lien senior secured revolving loan	SR +	6.25%	09/2027	1,702	1,670	1,689	0.0%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(7)	First lien senior secured loan	SR +	6.40%	10/2028	30,387	29,873	30,311	0.3%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(7)	First lien senior secured loan	SR +	6.75%	09/2028	8,910	8,754	8,910	0.1%
Berlin Packaging L.L.C.(6)(20)	First lien senior secured loan	SR +	3.75%	03/2028	31,742	31,275	31,745	0.4%
BW Holding, Inc.(7)	First lien senior secured loan	SR +	4.00%	12/2028	21,728	20,926	20,207	0.2%
Charter NEX US, Inc.(6)(20)	First lien senior secured loan	SR +	3.75%	12/2027	49,580	49,167	49,749	0.6%
Five Star Lower Holding LLC(7)(20)	First lien senior secured loan	SR +	4.25%	05/2029	21,602	21,358	21,191	0.2%
Fortis Solutions Group, LLC(7)	First lien senior secured loan	SR +	5.50%	10/2028	66,960	65,950	65,453	0.7%
Fortis Solutions Group, LLC(7)(15)	First lien senior secured revolving loan	SR +	5.50%	10/2027	337	252	186	0.0%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(7)	First lien senior secured loan	SR +	6.25%	05/2028	112,745	111,847	112,462	1.3%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(7)(15)	First lien senior secured revolving loan	SR +	6.25%	05/2028	5,080	4,987	5,048	0.1%
OneDigital Borrower LLC(7)(20)	First lien senior secured loan	SR +	4.25%	11/2027	7,481	7,427	7,467	0.1%
Pregis Topco LLC(6)(19)(20)	First lien senior secured loan	SR +	3.75%	07/2026	6,915	6,775	6,925	0.1%
Pregis Topco LLC(6)	Second lien senior secured loan	SR +	6.75%	08/2029	30,000	30,000	30,000	0.3%
Pregis Topco LLC(6)	Second lien senior secured loan	SR +	7.75%	08/2029	2,500	2,500	2,500	0.0%
ProAmpac PG Borrower LLC(7)(20)	First lien senior secured loan	SR +	4.50%	11/2028	35,000	34,790	35,011	0.4%
Ring Container Technologies Group, LLC(6)(20)	First lien senior secured loan	SR +	3.50%	08/2028	16,086	16,046	16,110	0.2%
Tricorbraun Holdings, Inc.(6)(20)	First lien senior secured loan	SR +	3.25%	03/2028	32,524	31,835	32,290	0.4%
						537,343	539,397	6.1%
Distribution
ABB/Con-cise Optical Group LLC(7)	First lien senior secured loan	SR +	7.50%	02/2028	33,306	$32,929	$32,057	0.4%
Aramsco, Inc.(7)(20)	First lien senior secured loan	SR +	4.75%	10/2030	44,703	43,814	44,609	0.5%
Aramsco, Inc.(7)(15)(16)(17)(20)	First lien senior secured delayed draw term loan	SR +	4.75%	10/2025	—	—	(16)	0.0%
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(6)(20)	First lien senior secured loan	SR +	4.75%	12/2028	54,717	54,219	54,816	0.6%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(7)	First lien senior secured loan	SR +	6.00%	10/2029	164,103	162,498	162,380	1.8%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	6.00%	10/2025	4,431	4,300	4,378	0.0%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(7)(15)(16)	First lien senior secured revolving loan	SR +	6.00%	10/2029	—	(135)	(146)	0.0%
Dealer Tire, LLC(6)(20)	First lien senior secured loan	SR +	4.50%	12/2027	4,998	5,003	5,007	0.1%
Dealer Tire, LLC(14)(19)(20)	Unsecured notes		8.00%	02/2028	56,120	55,121	55,643	0.6%
Endries Acquisition, Inc.(7)	First lien senior secured loan	SR +	5.25%	12/2028	84,122	83,495	83,491	0.9%
Endries Acquisition, Inc.(7)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	5.25%	06/2024	—	(156)	(157)	0.0%
Endries Acquisition, Inc.(7)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	5.25%	12/2025	—	(60)	(60)	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets
Formerra, LLC(7)	First lien senior secured loan	SR +	7.25%	11/2028	5,211	5,065	5,132	0.1%
Formerra, LLC(7)	First lien senior secured delayed draw term loan	SR +	7.25%	11/2028	210	204	206	0.0%
Formerra, LLC(7)(15)(16)	First lien senior secured revolving loan	SR +	7.25%	11/2028	—	(14)	(8)	0.0%
SRS Distribution, Inc.(6)(20)	First lien senior secured loan	SR +	3.50%	06/2028	23,895	23,694	23,896	0.3%
White Cap Supply Holdings, LLC(6)(20)	First lien senior secured loan	SR +	3.75%	10/2027	26,428	26,033	26,473	0.3%
						496,010	497,701	5.6%
Education
Community Brands ParentCo, LLC(6)	First lien senior secured loan	SR +	5.50%	02/2028	31,317	$30,855	$31,004	0.3%
Community Brands ParentCo, LLC(6)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	5.50%	02/2024	—	(26)	—	0.0%
Community Brands ParentCo, LLC(6)(15)(16)	First lien senior secured revolving loan	SR +	5.50%	02/2028	—	(26)	(19)	0.0%
Learning Care Group (US) No. 2 Inc.(7)(20)	First lien senior secured loan	SR +	4.75%	08/2028	22,444	22,107	22,545	0.3%
Severin Acquisition, LLC (dba Powerschool)(7)(20)	First lien senior secured loan	SR +	3.25%	08/2025	14,742	14,672	14,788	0.2%
Sophia, L.P.(6)(20)	First lien senior secured loan	SR +	4.25%	10/2027	14,961	14,851	14,926	0.2%
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)(20)	First lien senior secured loan	SR +	4.50%	10/2030	15,337	15,172	15,373	0.2%
Pluralsight, LLC(7)	First lien senior secured loan	SR +	8.00%	04/2027	6,255	6,214	6,051	0.1%
Pluralsight, LLC(7)(15)	First lien senior secured revolving loan	SR +	8.00%	04/2027	305	303	292	0.0%
Renaissance Learning, Inc.(6)(20)	First lien senior secured loan	SR +	4.75%	04/2030	23,940	23,425	23,997	0.3%
						127,547	128,957	1.6%
Energy equipment and services
Pike Corp.(6)(20)	First lien senior secured loan	SR +	3.00%	01/2028	5,991	$5,978	$6,004	0.1%
						5,978	6,004	0.1%
Financial services
Acuris Finance US, Inc. (ION Analytics) (7)(20)	First lien senior secured loan	SR +	4.00%	02/2028	10,500	$10,441	$10,477	0.1%
Boost Newco Borrower, LLC (dba WorldPay)(7)(20)(21)	First lien senior secured loan	SR +	3.00%	09/2030	25,000	24,875	25,095	0.3%
BTRS Holdings Inc. (dba Billtrust)(7)	First lien senior secured loan	SR +	8.00%	12/2028	10,850	10,565	10,688	0.1%
BTRS Holdings Inc. (dba Billtrust)(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	8.00%	12/2024	449	449	436	0.0%
BTRS Holdings Inc. (dba Billtrust)(7)(15)	First lien senior secured revolving loan	SR +	7.25%	12/2028	289	261	272	0.0%
Citco Funding LLC(7)(20)(21)	First lien senior secured loan	SR +	3.25%	04/2028	14,963	14,888	15,000	0.2%
Computer Services, Inc. (dba CSI)(7)	First lien senior secured loan	SR +	6.75%	11/2029	30,271	29,734	30,271	0.3%
Computer Services, Inc. (dba CSI)(7)	First lien senior secured loan	SR +	6.00%	11/2029	5,095	5,045	5,044	0.1%
Deerfield Dakota Holdings(7)(20)	First lien senior secured loan	SR +	3.75%	04/2027	22,972	22,561	22,724	0.3%
Finastra USA, Inc.(8)(21)	First lien senior secured loan	SR +	7.25%	09/2029	164,763	163,150	163,116	1.8%
Finastra USA, Inc.(6)(15)(21)	First lien senior secured revolving loan	SR +	7.25%	09/2029	4,524	4,353	4,353	0.0%
Helios Software Holdings, Inc.(7)(20)(21)	First lien senior secured loan	SR +	4.25%	07/2030	5,611	5,424	5,597	0.1%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets
KRIV Acquisition Inc. (dba Riveron)(7)	First lien senior secured loan	SR +	6.25%	07/2029	81,295	78,997	79,060	0.9%
KRIV Acquisition Inc. (dba Riveron)(7)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	6.25%	07/2025	—	(167)	(152)	0.0%
KRIV Acquisition Inc. (dba Riveron)(7)(15)(16)	First lien senior secured revolving loan	SR +	6.25%	07/2029	—	(302)	(301)	0.0%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)	First lien senior secured loan	SR +	5.75%	09/2025	12,304	12,225	12,242	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(15)(16)	First lien senior secured revolving loan	SR +	5.75%	09/2025	—	(4)	(3)	0.0%
Saphilux S.a.r.L (dba IQ EQ)(8)(20)(21)	First lien senior secured loan	SR +	4.75%	07/2028	22,500	22,165	22,514	0.3%
Smarsh Inc.(7)	First lien senior secured loan	SR +	5.75%	02/2029	83,048	82,388	82,840	0.9%
Smarsh Inc.(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	5.75%	02/2024	10,381	10,219	10,355	0.1%
Smarsh Inc.(7)(15)(16)	First lien senior secured revolving loan	SR +	5.75%	02/2029	—	(6)	(2)	0.0%
USI, Inc.(7)(20)	First lien senior secured loan	SR +	3.25%	09/2030	14,963	14,925	14,967	0.2%
						512,186	514,593	5.8%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(6)(20)	First lien senior secured loan	SR +	4.00%	09/2028	13,720	$13,617	$13,484	0.2%
Balrog Acquisition, Inc. (dba BakeMark)(6)	Second lien senior secured loan	SR +	7.00%	09/2029	6,000	5,960	5,925	0.1%
Blast Bidco Inc.(7)	First lien senior secured loan	SR +	6.00%	10/2030	35,821	34,946	34,925	0.4%
Blast Bidco Inc.(7)(15)(16)	First lien senior secured revolving loan	SR +	6.00%	10/2029	—	(100)	(104)	0.0%
Dessert Holdings(6)	First lien senior secured loan	SR +	4.00%	06/2028	19,599	19,526	17,639	0.2%
Hissho Sushi Merger Sub, LLC(7)	First lien senior secured loan	SR +	5.50%	05/2028	111,981	111,105	111,981	1.3%
Hissho Sushi Merger Sub, LLC(7)(15)(16)	First lien senior secured revolving loan	SR +	5.50%	05/2028	—	(64)	—	0.0%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(6)	First lien senior secured loan	SR +	6.25%	03/2027	275,000	271,486	271,564	3.0%
KBP Brands, LLC(7)	First lien senior secured loan	SR +	6.50% (1.00% PIK)	05/2027	14,700	14,571	14,443	0.2%
KBP Brands, LLC(7)	First lien senior secured delayed draw term loan	SR +	6.50% (1.00% PIK)	05/2027	33,687	33,413	33,097	0.4%
Naked Juice LLC (dba Tropicana)(7)(20)	First lien senior secured loan	SR +	3.25%	01/2029	14,158	14,137	13,661	0.2%
Ole Smoky Distillery, LLC(6)	First lien senior secured loan	SR +	5.50%	03/2028	30,477	29,995	30,020	0.4%
Ole Smoky Distillery, LLC(6)(15)(16)	First lien senior secured revolving loan	SR +	5.25%	03/2028	—	(47)	(50)	0.0%
Pegasus BidCo B.V.(7)(20)	First lien senior secured loan	SR +	4.25%	07/2029	10,395	10,307	10,386	0.1%
Rushmore Investment III LLC (dba Winland Foods)(6)	First lien senior secured loan	SR +	6.00%	10/2030	317,200	312,216	312,125	3.5%
Shearer's Foods, LLC(6)(20)	First lien senior secured loan	SR +	3.50%	09/2027	39,163	39,162	39,179	0.4%
Sovos Brands Intermediate, Inc.(7)(20)	First lien senior secured loan	SR +	3.50%	06/2028	10,145	10,138	10,173	0.1%
Ultimate Baked Goods Midco, LLC(6)	First lien senior secured loan	SR +	6.25%	08/2027	16,170	15,901	16,170	0.2%
Ultimate Baked Goods Midco, LLC(6)(15)(16)	First lien senior secured revolving loan	SR +	6.25%	08/2027	—	(30)	—	0.0%
						936,239	934,618	10.7%
Healthcare equipment and services

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest		Maturity Date	Par/Units		Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets
Bamboo US BidCo LLC(7)	First lien senior secured loan	SR +	6.00%	09/2030		96,615	$93,788	$93,717	1.1%
Bamboo US BidCo LLC(10)	First lien senior secured EUR term loan	E +	6.00%	09/2030		€60,112	61,996	64,411	0.7%
Bamboo US BidCo LLC(6)(15)(16)	First lien senior secured revolving loan	SR +	6.00%	10/2029		—	(578)	(604)	0.0%
Bamboo US BidCo LLC(6)(15)(17)	First lien senior secured delayed draw term loan	SR +	6.00%	03/2025		1,037	803	795	0.0%
Canadian Hospital Specialties Ltd.(9)(21)	First lien senior secured CAD term loan	C +	4.50%	04/2028	C$	4,883	3,860	3,611	0.0%
Canadian Hospital Specialties Ltd.(9)(15)(21)	First lien senior secured CAD revolving loan	C +	4.50%	04/2027	C$	494	393	364	0.0%
Confluent Medical Technologies, Inc.(7)	First lien senior secured loan	SR +	3.75%	02/2029		24,724	24,627	24,600	0.3%
Confluent Medical Technologies, Inc.(7)	Second lien senior secured loan	SR +	6.50%	02/2030		46,000	45,236	45,655	0.5%
Dermatology Intermediate Holdings III, Inc.(7)(20)	First lien senior secured loan	SR +	4.25%	03/2029		15,443	15,176	14,898	0.2%
CSC MKG Topco LLC (dba Medical Knowledge Group)(6)	First lien senior secured loan	SR +	5.75%	02/2029		99,783	98,182	98,286	1.1%
Medline Borrower, LP(6)(20)	First lien senior secured loan	SR +	3.00%	10/2028		24,563	24,474	24,663	0.3%
Medline Borrower, LP(6)(15)(16)	First lien senior secured revolving loan	SR +	3.00%	10/2026		—	(25)	(20)	0.0%
Natus Medical, Inc.(7)	First lien senior secured loan	SR +	5.50%	07/2029		495	466	460	0.0%
Packaging Coordinators Midco, Inc.(7)(20)	First lien senior secured loan	SR +	3.50%	11/2027		4,713	4,643	4,711	0.1%
Packaging Coordinators Midco, Inc.(6)	Second lien senior secured loan	SR +	7.00%	12/2029		53,918	52,546	53,784	0.6%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(6)(21)	First lien senior secured loan	SR +	6.75%	01/2028		50,388	49,833	50,262	0.6%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(7)(15)(21)	First lien senior secured revolving loan	SR +	6.75%	01/2026		19	18	19	0.0%
Resonetics, LLC(7)(20)	First lien senior secured loan	SR +	4.00%	04/2028		15,434	15,342	15,419	0.2%
PERKINELMER U.S. LLC(6)	First lien senior secured loan	SR +	6.75%	03/2029		77,704	76,302	77,704	0.9%
PERKINELMER U.S. LLC(6)	First lien senior secured loan	SR +	5.75%	03/2029		35,208	34,856	34,856	0.4%
Resonetics, LLC(7)	First lien senior secured loan	SR +	6.00%	04/2028		55,357	53,768	55,357	0.6%
Rhea Parent, Inc.(7)	First lien senior secured loan	SR +	5.50%	02/2029		76,601	75,389	76,218	0.9%
Zest Acquisition Corp.(6)(19)	First lien senior secured loan	SR +	5.50%	02/2028		19,734	19,111	19,241	0.2%
							750,206	758,407	8.7%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(7)	First lien senior secured loan	SR +	5.25%	10/2030		17,753	$17,491	$17,486	0.2%
Allied Benefit Systems Intermediate LLC(7)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	5.25%	10/2025		—	(24)	(24)	0.0%
BELMONT BUYER, INC. (dba Valenz)(8)	First lien senior secured loan	SR +	6.50%	06/2029		56,019	54,970	55,459	0.6%
BELMONT BUYER, INC. (dba Valenz)(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	6.50%	12/2024		5,293	5,127	5,240	0.1%
BELMONT BUYER, INC. (dba Valenz)(7)(15)(16)	First lien senior secured revolving loan	SR +	6.50%	06/2029		—	(121)	(66)	0.0%
Covetrus, Inc.(7)(20)	First lien senior secured loan	SR +	5.00%	10/2029		10,411	9,913	10,392	0.1%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets
Covetrus, Inc.(7)	Second lien senior secured loan	SR +	9.25%	10/2030	160,000	157,033	159,600	1.8%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(6)	First lien senior secured loan	SR +	5.50%	03/2025	119,913	119,913	119,613	1.3%
Ex Vivo Parent Inc. (dba OB Hospitalist)(6)	First lien senior secured loan	SR +	9.75% PIK	09/2028	36,208	35,742	35,484	0.4%
Engage Debtco Limited(7)(21)	First lien senior secured loan	SR +	5.75% (2.25% PIK)	07/2029	91,899	89,807	90,597	1.0%
Engage Debtco Limited(7)(21)	First lien senior secured delayed draw term loan	SR +	5.75% (2.25% PIK)	07/2029	19,876	19,483	19,529	0.2%
HAH Group Holding Company LLC (dba Help at Home)(6)	First lien senior secured delayed draw term loan	SR +	5.00%	10/2027	8,941	8,713	8,851	0.1%
KWOL Acquisition Inc.(8)	First lien senior secured loan	SR +	6.25%	12/2029	164,423	161,191	161,169	1.8%
KWOL Acquisition Inc.(8)(15)	First lien senior secured revolving loan	SR +	6.25%	12/2029	6,697	6,260	6,256	0.1%
MED ParentCo, LP(6)(20)	First lien senior secured loan	SR +	4.25%	08/2026	22,540	22,256	22,283	0.3%
MJH Healthcare Holdings, LLC(6)(20)	First lien senior secured loan	SR +	3.50%	01/2029	19,650	19,589	19,528	0.2%
Natural Partners, LLC(7)(21)	First lien senior secured loan	SR +	4.50%	11/2027	67,987	66,992	67,647	0.8%
Natural Partners, LLC(7)(15)(16)(21)	First lien senior secured revolving loan	SR +	4.50%	11/2027	—	(69)	(25)	0.0%
Neptune Holdings, Inc. (dba NexTech)(8)	First lien senior secured loan	SR +	6.00%	08/2030	30,882	30,135	30,110	0.3%
Neptune Holdings, Inc. (dba NexTech)(8)(15)(16)	First lien senior secured revolving loan	SR +	6.00%	08/2029	—	(98)	(103)	0.0%
OB Hospitalist Group, Inc.(7)	First lien senior secured loan	SR +	5.50%	09/2027	60,421	59,599	59,666	0.7%
OB Hospitalist Group, Inc.(6)(15)	First lien senior secured revolving loan	SR +	5.50%	09/2027	3,091	2,991	2,991	0.0%
OneOncology LLC(7)	First lien senior secured loan	SR +	6.25%	06/2030	71,167	70,158	70,811	0.8%
OneOncology LLC(7)(15)(16)	First lien senior secured revolving loan	SR +	6.25%	06/2029	—	(194)	(71)	0.0%
OneOncology LLC(7)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	6.25%	12/2024	—	(154)	—	0.0%
Pacific BidCo Inc.(8)(21)	First lien senior secured loan	SR +	5.75% (3.20% PIK)	08/2029	163,958	160,526	162,319	1.8%
Pacific BidCo Inc.(8)(15)(16)(17)(21)	First lien senior secured delayed draw term loan	SR +	5.75%	08/2025	—	(179)	—	0.0%
PetVet Care Centers, LLC(6)	First lien senior secured loan	SR +	6.00%	11/2030	242,965	240,567	240,414	2.7%
PetVet Care Centers, LLC(6)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	6.00%	11/2025	—	(156)	(16)	0.0%
PetVet Care Centers, LLC(6)(15)(16)	First lien senior secured revolving loan	SR +	6.00%	11/2029	—	(354)	(349)	0.0%
Phoenix Newco, Inc. (dba Parexel)(6)(20)	First lien senior secured loan	SR +	3.25%	11/2028	19,650	19,577	19,754	0.2%
Phoenix Newco, Inc. (dba Parexel)(6)	Second lien senior secured loan	SR +	6.50%	11/2029	140,000	138,834	140,000	1.6%
Physician Partners, LLC(7)(20)	First lien senior secured loan	SR +	4.00%	12/2028	18,312	17,885	17,259	0.2%
Physician Partners, LLC(7)	First lien senior secured loan	SR +	5.50%	12/2028	125,000	118,753	121,250	1.4%
Plasma Buyer LLC (dba Pathgroup)(7)	First lien senior secured loan	SR +	5.75%	05/2029	108,755	106,970	106,580	1.2%
Plasma Buyer LLC (dba Pathgroup)(7)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	5.75%	05/2024	—	(219)	(286)	0.0%
Plasma Buyer LLC (dba Pathgroup)(7)(15)	First lien senior secured revolving loan	SR +	5.75%	05/2028	4,079	3,901	3,834	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets
Pediatric Associates Holding Company, LLC(6)	First lien senior secured loan	SR +	4.50%	12/2028	24,875	23,963	24,502	0.3%
Pediatric Associates Holding Company, LLC(6)	First lien senior secured loan	SR +	3.25%	12/2028	19,650	19,585	18,962	0.2%
Pediatric Associates Holding Company, LLC(6)	First lien senior secured delayed draw term loan	SR +	3.25%	12/2028	3,506	3,495	3,384	0.0%
PPV Intermediate Holdings, LLC(7)	First lien senior secured loan	SR +	5.75%	08/2029	163,397	160,593	161,354	1.8%
PPV Intermediate Holdings, LLC(7)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	6.00%	09/2025	—	(48)	(25)	0.0%
PPV Intermediate Holdings, LLC(7)(15)(16)	First lien senior secured revolving loan	SR +	5.75%	08/2029	—	(192)	(148)	0.0%
Surgery Center Holdings, Inc.(7)(20)(21)	First lien senior secured loan	SR +	3.50%	12/2030	2,000	1,980	2,006	0.0%
TC Holdings, LLC (dba TrialCard)(7)	First lien senior secured loan	SR +	5.00%	04/2027	63,761	63,312	63,761	0.7%
TC Holdings, LLC (dba TrialCard)(7)(15)(16)	First lien senior secured revolving loan	SR +	5.00%	04/2027	—	(51)	—	0.0%
Tivity Health, Inc.(7)	First lien senior secured loan	SR +	6.00%	06/2029	150,100	146,966	148,974	1.7%
Unified Women's Healthcare, LP(6)	First lien senior secured loan	SR +	5.25%	06/2029	82,874	82,359	82,874	0.9%
Unified Women's Healthcare, LP(6)	First lien senior secured loan	SR +	5.50%	06/2029	27,600	27,397	27,600	0.3%
Unified Women's Healthcare, LP(6)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	5.50%	10/2025	—	(151)	—	0.0%
Unified Women's Healthcare, LP(6)(15)(16)	First lien senior secured revolving loan	SR +	5.25%	06/2029	—	(47)	—	0.0%
Quva Pharma, Inc. (6)	First lien senior secured loan	SR +	5.50%	04/2028	4,443	4,353	4,410	0.0%
Quva Pharma, Inc. (6)(15)(16)	First lien senior secured revolving loan	SR +	5.50%	04/2026	—	(6)	(3)	0.0%
Vermont Aus Pty Ltd(7)(21)	First lien senior secured loan	SR +	5.50%	03/2028	53,546	52,535	53,011	0.6%
XRL 1 LLC (f/k/a XOMA)(14)	First lien senior secured loan		9.88%	12/2038	58,500	57,262	57,184	0.6%
XRL 1 LLC (f/k/a XOMA)(14)(15)(16)(17)	First lien senior secured delayed draw term loan		9.88%	12/2025	—	(67)	(101)	0.0%
						2,406,046	2,420,927	27.0%
Healthcare technology
Athenahealth Group Inc.(6)(20)	First lien senior secured loan	SR +	3.25%	02/2029	29,337	$28,982	$29,175	0.3%
BCPE Osprey Buyer, Inc. (dba PartsSource)(7)	First lien senior secured loan	SR +	5.75%	08/2028	53,224	52,609	52,559	0.6%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)	First lien senior secured delayed draw term loan	SR +	5.75%	08/2028	6,440	6,348	6,359	0.1%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	5.75%	10/2025	—	(254)	(66)	0.0%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(15)	First lien senior secured revolving loan	SR +	5.75%	08/2026	1,448	1,409	1,390	0.0%
Bracket Intermediate Holding Corp.(7)(20)	First lien senior secured loan	SR +	5.00%	05/2028	49,750	48,414	49,675	0.6%
Color Intermediate, LLC (dba ClaimsXten)(7)	First lien senior secured loan	SR +	5.50%	10/2029	9,165	9,006	9,073	0.1%
IMO Investor Holdings, Inc.(7)	First lien senior secured loan	SR +	6.00%	05/2029	20,585	20,247	20,482	0.2%
IMO Investor Holdings, Inc.(8)(15)(17)	First lien senior secured delayed draw term loan	SR +	6.00%	05/2024	1,825	1,770	1,816	0.0%
IMO Investor Holdings, Inc.(7)(15)	First lien senior secured revolving loan	SR +	6.00%	05/2028	99	63	87	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets
Indikami Bidco, LLC(6)	First lien senior secured loan	SR +	6.00%	12/2030	37,540	36,698	36,695	0.4%
Indikami Bidco, LLC(6)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	6.00%	12/2025	—	(53)	(41)	0.0%
Indikami Bidco, LLC(6)(15)(16)	First lien senior secured revolving loan	SR +	6.00%	06/2030	—	(105)	(106)	0.0%
Interoperability Bidco, Inc. (dba Lyniate)(7)	First lien senior secured loan	SR +	7.00%	12/2026	75,182	74,859	74,054	0.8%
Interoperability Bidco, Inc. (dba Lyniate)(7)(15)	First lien senior secured revolving loan	SR +	7.00%	12/2024	2,528	2,499	2,437	0.0%
GHX Ultimate Parent Corporation(7)(20)	First lien senior secured loan	SR +	4.75%	06/2027	12,438	12,168	12,442	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(7)	First lien senior secured loan	SR +	5.75%	10/2028	20,606	20,299	20,297	0.2%
GI Ranger Intermediate, LLC (dba Rectangle Health)(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	5.75%	03/2024	2,370	2,279	2,296	0.0%
GI Ranger Intermediate, LLC (dba Rectangle Health)(7)(15)	First lien senior secured revolving loan	SR +	5.75%	10/2027	1,004	983	979	0.0%
Imprivata, Inc.(6)(20)	First lien senior secured loan	SR +	4.25%	12/2027	10,450	10,161	10,480	0.1%
Imprivata, Inc.(7)	Second lien senior secured loan	SR +	6.25%	12/2028	50,294	49,791	50,294	0.6%
Ocala Bidco, Inc.(6)	First lien senior secured loan	SR +	6.25% (2.75% PIK)	11/2028	84,012	82,524	82,962	0.9%
Ocala Bidco, Inc.(6)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	5.75%	05/2024	—	(74)	—	0.0%
Ocala Bidco, Inc.(6)	Second lien senior secured loan	SR +	10.50% PIK	11/2033	50,557	49,863	50,052	0.6%
Intelerad Medical Systems Incorporated(7)(21)	First lien senior secured loan	SR +	6.50%	08/2026	29,777	29,549	28,958	0.3%
Intelerad Medical Systems Incorporated(7)(21)	First lien senior secured revolving loan	SR +	6.50%	08/2026	2,049	2,038	1,993	0.0%
PointClickCare Technologies Inc.(7)(21)	First lien senior secured loan	SR +	4.00%	12/2027	19,650	19,433	19,650	0.2%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(6)(20)	First lien senior secured loan	SR +	3.25%	03/2028	19,789	19,362	19,753	0.2%
Zelis Cost Management Buyer, Inc.(6)(20)	First lien senior secured loan	SR +	3.50%	09/2026	4,850	4,823	4,854	0.1%
						585,691	588,599	6.4%
Household products
Aptive Environmental, LLC(14)	First lien senior secured loan		12.00% (6.00% PIK)	01/2026	9,091	$8,102	$9,318	0.1%
Home Service TopCo IV, Inc.(7)	First lien senior secured loan	SR +	6.00%	12/2027	36,289	35,961	36,016	0.4%
Home Service TopCo IV, Inc.(7)(15)(16)	First lien senior secured revolving loan	SR +	6.00%	12/2027	—	(30)	(25)	0.0%
Home Service TopCo IV, Inc.(7)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	6.00%	12/2024	—	(37)	(21)	0.0%
Mario Purchaser, LLC (dba Len the Plumber)(6)	First lien senior secured loan	SR +	5.75%	04/2029	75,141	73,916	74,766	0.8%
Mario Purchaser, LLC (dba Len the Plumber)(6)(15)(17)	First lien senior secured delayed draw term loan	SR +	5.75%	04/2024	18,290	17,833	18,198	0.2%
Mario Purchaser, LLC (dba Len the Plumber)(6)(15)	First lien senior secured revolving loan	SR +	5.75%	04/2028	2,411	2,296	2,371	0.0%
Mario Midco Holdings, Inc. (dba Len the Plumber)(6)	Unsecured facility	SR +	10.75% PIK	04/2032	27,855	27,260	27,647	0.3%
Simplisafe Holding Corporation(6)	First lien senior secured loan	SR +	6.25%	05/2028	126,469	124,507	125,204	1.4%
Simplisafe Holding Corporation(6)(15)(17)	First lien senior secured delayed draw term loan	SR +	6.25%	05/2024	4,258	4,104	4,216	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets
Southern Air & Heat Holdings, LLC(7)	First lien senior secured loan	SR +	4.75%	10/2027	1,068	1,058	1,058	0.0%
Southern Air & Heat Holdings, LLC(8)	First lien senior secured delayed draw term loan	SR +	4.75%	10/2027	1,115	1,104	1,103	0.0%
Southern Air & Heat Holdings, LLC(8)(15)(17)	First lien senior secured delayed draw term loan	SR +	5.25%	10/2027	2,742	1,615	2,585	0.0%
Southern Air & Heat Holdings, LLC(7)(15)	First lien senior secured revolving loan	SR +	4.75%	10/2027	23	20	20	0.0%
Walker Edison Furniture Company LLC(6)(24)(30)	First lien senior secured loan	SR +	6.75% PIK	03/2027	2,878	2,452	2,648	0.0%
Walker Edison Furniture Company LLC(6)(24)(30)	First lien senior secured delayed draw term loan	SR +	6.75% PIK	03/2027	345	333	318	0.0%
Walker Edison Furniture Company LLC(6)(15)(16)(17)(24)(30)	First lien senior secured delayed draw term loan	SR +	6.75% PIK	03/2027	—	—	(67)	0.0%
Walker Edison Furniture Company LLC(6)(24)(30)	First lien senior secured revolving loan	SR +	6.25%	03/2027	1,333	1,333	1,247	0.0%
						301,827	306,602	3.2%
Human resource support services
AQ Carver Buyer, Inc. (dba CoAdvantage)(8)(20)	First lien senior secured loan	SR +	5.50%	08/2029	22,444	$22,000	$22,500	0.3%
Cornerstone OnDemand, Inc.(6)(19)(20)	First lien senior secured loan	SR +	3.75%	10/2028	19,650	19,578	18,968	0.2%
Cornerstone OnDemand, Inc.(6)	Second lien senior secured loan	SR +	6.50%	10/2029	44,583	44,054	41,908	0.5%
IG Investments Holdings, LLC (dba Insight Global)(7)	First lien senior secured loan	SR +	6.00%	09/2028	47,545	46,859	47,188	0.5%
IG Investments Holdings, LLC (dba Insight Global)(7)(15)(16)	First lien senior secured revolving loan	SR +	6.00%	09/2027	—	(45)	(27)	0.0%
iSolved, Inc.(7)(20)	First lien senior secured loan	SR +	4.00%	10/2030	27,500	27,263	27,500	0.3%
						159,709	158,037	1.8%
Infrastructure and environmental services
Aegion Corp.(7)(19)(20)	First lien senior secured loan	SR +	4.75%	05/2028	54,666	$53,240	$54,644	0.6%
GI Apple Midco LLC (dba Atlas Technical Consultants)(6)(15)	First lien senior secured revolving loan	SR +	6.75%	04/2029	6,174	5,979	6,008	0.1%
GI Apple Midco LLC (dba Atlas Technical Consultants)(6)	First lien senior secured loan	SR +	6.75%	04/2030	72,460	71,110	71,373	0.8%
AWP Group Holdings, Inc.(7)(15)	First lien senior secured revolving loan	SR +	5.50%	12/2029	1,248	1,153	1,161	0.0%
GI Apple Midco LLC (dba Atlas Technical Consultants)(6)(15)(17)	First lien senior secured delayed draw term loan	SR +	6.75%	04/2025	1,741	1,610	1,715	0.0%
AWP Group Holdings, Inc.(7)	First lien senior secured loan	SR +	5.50%	12/2029	34,920	34,368	34,396	0.4%
AWP Group Holdings, Inc.(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	5.50%	08/2025	350	278	310	0.0%
The Goldfield Corp.(6)	First lien senior secured loan	SR +	6.25%	12/2026	1,385	1,363	1,378	0.0%
Osmose Utilities Services, Inc.(6)(20)	First lien senior secured loan	SR +	3.25%	06/2028	16,629	16,545	16,600	0.2%
USIC Holdings, Inc.(7)(20)	First lien senior secured loan	SR +	3.50%	05/2028	11,817	11,548	11,704	0.1%
USIC Holdings, Inc.(7)(19)	Second lien senior secured loan	SR +	6.50%	05/2029	39,691	39,505	36,714	0.4%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(7)	First lien senior secured loan	SR +	5.75%	03/2028	32,892	32,389	32,480	0.4%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	5.75%	10/2025	1,198	1,141	1,183	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(7)(15)(16)	First lien senior secured revolving loan	SR +	5.75%	03/2028	—	(75)	(67)	0.0%
						270,154	269,599	3.0%
Insurance
Acrisure, LLC(7)(20)(21)	First lien senior secured loan	SR +	3.50%	02/2027	11,630	$11,227	$11,591	0.1%
Acrisure, LLC(7)(20)(21)	First lien senior secured loan	SR +	4.25%	02/2027	1,975	1,928	1,977	0.0%
Acrisure, LLC(7)(20)(21)	First lien senior secured loan	SR +	3.75%	02/2027	4,967	4,890	4,957	0.1%
Acrisure, LLC(7)(20)(21)	First lien senior secured loan	SR +	4.50%	12/2030	59,126	58,588	59,173	0.7%
Alera Group, Inc.(6)	First lien senior secured loan	SR +	6.00%	10/2028	148,475	146,111	148,475	1.7%
AmeriLife Holdings LLC(6)	First lien senior secured loan	SR +	5.75%	08/2029	128,880	126,668	128,236	1.4%
Alera Group, Inc.(6)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	5.75%	11/2025	—	(223)	—	0.0%
AmeriLife Holdings LLC(6)(15)(16)	First lien senior secured revolving loan	SR +	5.75%	08/2028	—	(253)	(81)	0.0%
AmeriLife Holdings LLC(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	5.75%	09/2024	26,858	26,368	26,724	0.3%
AmeriLife Holdings LLC(6)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	5.75%	10/2025	—	(260)	—	0.0%
AssuredPartners, Inc.(6)(20)	First lien senior secured loan	SR +	3.50%	02/2027	34,357	34,315	34,407	0.4%
Asurion, LLC(6)(20)	Second lien senior secured loan	SR +	5.25%	01/2029	174,017	168,469	163,628	1.8%
Asurion, LLC(6)(20)	Second lien senior secured loan	SR +	5.25%	01/2028	32,400	29,273	30,806	0.3%
Brightway Holdings, LLC(8)	First lien senior secured loan	SR +	6.50%	12/2027	17,582	17,423	17,230	0.2%
Brightway Holdings, LLC(7)(15)	First lien senior secured revolving loan	SR +	6.50%	12/2027	947	930	905	0.0%
Broadstreet Partners, Inc.(6)(20)	First lien senior secured loan	SR +	3.75%	01/2029	18,728	18,703	18,758	0.2%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(7)	First lien senior secured loan	SR +	7.50%	03/2029	909	888	895	0.0%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(7)(15)(16)	First lien senior secured revolving loan	SR +	7.50%	03/2029	—	(2)	(1)	0.0%
Evolution BuyerCo, Inc. (dba SIAA)(7)	First lien senior secured loan	SR +	6.25%	04/2028	26,070	25,845	25,875	0.3%
Evolution BuyerCo, Inc. (dba SIAA)(7)	First lien senior secured delayed draw term loan	SR +	6.75%	04/2028	1,586	1,584	1,582	0.0%
Evolution BuyerCo, Inc. (dba SIAA)(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	6.00%	12/2025	734	701	727	0.0%
Evolution BuyerCo, Inc. (dba SIAA)(7)(15)(16)	First lien senior secured revolving loan	SR +	6.25%	04/2027	—	(5)	(5)	0.0%
Hub International(7)(20)	First lien senior secured loan	SR +	4.25%	06/2030	9,975	9,883	10,013	0.1%
Hyperion Refinance S.a.r.l (dba Howden Group)(6)(21)	First lien senior secured loan	SR +	5.25%	11/2027	92,823	91,280	92,823	1.0%
Hyperion Refinance S.a.r.l (dba Howden Group)(7)(20)(21)	First lien senior secured loan	SR +	4.00%	04/2030	34,912	34,650	34,947	0.4%
IMA Financial Group, Inc.(6)	First lien senior secured loan	SR +	3.75%	11/2028	70,619	70,290	70,442	0.8%
Integrated Specialty Coverages, LLC(7)	First lien senior secured loan	SR +	6.00%	07/2030	55,101	54,309	54,274	0.6%
Integrated Specialty Coverages, LLC(7)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	6.00%	01/2024	—	(75)	(32)	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets
Integrated Specialty Coverages, LLC(7)(15)(16)	First lien senior secured revolving loan	SR +	6.00%	07/2029	—	(83)	(89)	0.0%
Integrity Marketing Acquisition, LLC(7)	First lien senior secured loan	SR +	5.80%	08/2026	55,173	55,054	55,173	0.6%
Integrity Marketing Acquisition, LLC(7)	First lien senior secured loan	SR +	6.00%	08/2026	2,787	2,762	2,787	0.0%
Integrity Marketing Acquisition, LLC(7)	First lien senior secured loan	SR +	6.05%	08/2026	5,464	5,451	5,464	0.0%
Integrity Marketing Acquisition, LLC(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	6.00%	02/2025	1,646	1,534	1,646	0.0%
Integrity Marketing Acquisition, LLC(7)(15)(16)	First lien senior secured revolving loan	SR +	6.50%	08/2026	—	(23)	—	0.0%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(7)	First lien senior secured loan	SR +	10.50% PIK	07/2030	13,931	13,778	13,896	0.2%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(6)(15)(17)	First lien senior secured delayed draw term loan	SR +	5.25%	06/2024	2,383	2,294	2,377	0.0%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(6)	First lien senior secured loan	SR +	6.00%	11/2028	184,888	183,285	184,428	2.1%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(6)(15)(16)	First lien senior secured revolving loan	SR +	6.00%	11/2027	—	(16)	(6)	0.0%
PCF Midco II, LLC (dba PCF Insurance Services)(14)	First lien senior secured loan		9.00% PIK	10/2031	53,879	50,254	50,107	0.6%
Tempo Buyer Corp. (dba Global Claims Services)(7)	First lien senior secured loan	SR +	5.50%	08/2028	35,793	35,272	35,525	0.4%
Tempo Buyer Corp. (dba Global Claims Services)(13)(15)	First lien senior secured revolving loan	P +	4.00%	08/2027	1,651	1,588	1,612	0.0%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)	First lien senior secured loan	SR +	5.75%	07/2027	14,792	14,598	14,681	0.2%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)(15)(16)	First lien senior secured revolving loan	SR +	5.75%	07/2027	—	(13)	(8)	0.0%
Summit Acquisition Inc. (dba K2 Insurance Services)(7)	First lien senior secured loan	SR +	6.75%	05/2030	50,474	49,056	49,338	0.6%
Summit Acquisition Inc. (dba K2 Insurance Services)(7)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	6.75%	11/2024	—	(166)	(92)	0.0%
Summit Acquisition Inc. (dba K2 Insurance Services)(7)(15)(16)	First lien senior secured revolving loan	SR +	6.75%	05/2029	—	(164)	(138)	0.0%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(6)	First lien senior secured loan	SR +	5.25%	12/2028	32,456	32,044	32,375	0.4%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(13)(15)	First lien senior secured revolving loan	P +	4.25%	12/2027	1,468	1,434	1,460	0.0%
						1,381,444	1,388,862	15.5%
Internet software and services
Activate Holdings (US) Corp. (dba Absolute Software)(7)(21)	First lien senior secured loan	SR +	6.75%	07/2030	4,636	$4,514	$4,520	0.1%
Activate Holdings (US) Corp. (dba Absolute Software)(7)(15)(21)	First lien senior secured revolving loan	SR +	6.75%	07/2030	70	61	62	0.0%
Anaplan, Inc.(7)	First lien senior secured loan	SR +	6.50%	06/2029	224,639	222,786	224,639	2.5%
Anaplan, Inc.(7)(15)(16)	First lien senior secured revolving loan	SR +	6.50%	06/2028	—	(123)	—	0.0%
Appfire Technologies, LLC(7)	First lien senior secured loan	SR +	5.50%	03/2027	7,718	7,673	7,679	0.1%
Appfire Technologies, LLC(7)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	5.50%	06/2024	—	(97)	—	0.0%
Appfire Technologies, LLC(13)(15)	First lien senior secured revolving loan	P +	4.50%	03/2027	373	357	365	0.0%
Avalara, Inc.(7)	First lien senior secured loan	SR +	7.25%	10/2028	70,455	69,556	70,102	0.8%
Avalara, Inc.(7)(15)(16)	First lien senior secured revolving loan	SR +	7.25%	10/2028	—	(84)	(35)	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets
Armstrong Bidco Limited (dba The Access Group)(12)(21)	First lien senior secured GBP term loan	SA +	5.25%	06/2029	£26,570	32,007	33,618	0.4%
Armstrong Bidco Limited (dba The Access Group)(12)(21)	First lien senior secured GBP delayed draw term loan	SA +	5.25%	06/2029	£13,863	16,697	17,540	0.2%
Barracuda Parent, LLC(7)(20)	First lien senior secured loan	SR +	4.50%	08/2029	27,374	26,673	26,656	0.3%
Barracuda Parent, LLC(7)	Second lien senior secured loan	SR +	7.00%	08/2030	93,250	90,768	87,655	1.0%
Bayshore Intermediate #2, L.P. (dba Boomi)(7)	First lien senior secured loan	SR +	7.50% PIK	10/2028	24,342	24,018	24,038	0.3%
Bayshore Intermediate #2, L.P. (dba Boomi)(7)(15)	First lien senior secured revolving loan	SR +	6.75%	10/2027	319	296	299	0.0%
BCTO BSI Buyer, Inc. (dba Buildertrend)(7)	First lien senior secured loan	SR +	7.50% PIK	12/2026	1,124	1,118	1,124	0.0%
BCTO BSI Buyer, Inc. (dba Buildertrend)(7)(15)(16)	First lien senior secured revolving loan	SR +	7.50%	12/2026	—	(1)	—	0.0%
Central Parent Inc. (dba CDK Global Inc.)(7)(20)	First lien senior secured loan	SR +	4.00%	07/2029	9,330	9,307	9,367	0.1%
CivicPlus, LLC(7)	First lien senior secured loan	SR +	6.50% (2.50% PIK)	08/2027	28,245	28,050	28,245	0.4%
CivicPlus, LLC(6)(15)	First lien senior secured revolving loan	SR +	6.00%	08/2027	763	748	763	0.0%
CP PIK Debt Issuer, LLC (dba CivicPlus, LLC)(6)	Unsecured notes	SR +	11.75% PIK	06/2034	17,052	16,698	17,008	0.2%
Cloud Software Group, Inc.(7)(20)	First lien senior secured loan	SR +	4.50%	03/2029	74,811	71,444	72,933	0.8%
Coupa Holdings, LLC(6)	First lien senior secured loan	SR +	7.50%	02/2030	24,344	23,784	23,857	0.3%
Coupa Holdings, LLC(6)(15)(16)	First lien senior secured revolving loan	SR +	7.50%	02/2029	—	(36)	(33)	0.0%
Coupa Holdings, LLC(6)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	7.50%	08/2024	—	(24)	(16)	0.0%
Crewline Buyer, Inc.(7)	First lien senior secured loan	SR +	6.75%	11/2030	165,368	162,923	162,888	1.8%
Crewline Buyer, Inc.(7)(15)(16)	First lien senior secured revolving loan	SR +	6.75%	11/2030	—	(253)	(258)	0.0%
Delta TopCo, Inc. (dba Infoblox, Inc.)(8)(20)	First lien senior secured loan	SR +	3.75%	12/2027	29,044	27,646	28,971	0.3%
Delta TopCo, Inc. (dba Infoblox, Inc.)(7)	Second lien senior secured loan	SR +	7.25%	12/2028	49,222	48,996	49,222	0.6%
EET Buyer, Inc. (dba e-Emphasys)(7)	First lien senior secured loan	SR +	6.50%	11/2027	36,349	35,989	36,349	0.4%
EET Buyer, Inc. (dba e-Emphasys)(8)(15)	First lien senior secured revolving loan	SR +	6.50%	11/2027	677	647	677	0.0%
Entrata, Inc.(6)	First lien senior secured loan	SR +	6.00%	07/2030	4,487	4,423	4,420	0.0%
Entrata, Inc.(6)(15)(16)	First lien senior secured revolving loan	SR +	6.00%	07/2028	—	(7)	(8)	0.0%
E2open, LLC(6)(20)	First lien senior secured loan	SR +	3.50%	02/2028	5,187	5,180	5,186	0.1%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(7)	First lien senior secured loan	SR +	5.50%	08/2027	8,179	8,044	7,892	0.1%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(7)	First lien senior secured delayed draw term loan	SR +	5.50%	08/2027	1,840	1,819	1,776	0.0%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(7)(15)	First lien senior secured revolving loan	SR +	5.50%	08/2027	303	290	273	0.0%
Granicus, Inc.(7)	First lien senior secured loan	SR +	5.50%	01/2027	1,823	1,798	1,818	0.0%
Granicus, Inc.(7)(15)	First lien senior secured revolving loan	SR +	6.50%	01/2027	34	32	33	0.0%
Granicus, Inc.(7)	First lien senior secured delayed draw term loan	SR +	6.00%	01/2027	340	336	339	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets
Grayshift, LLC(6)(21)	First lien senior secured loan	SR +	8.00%	07/2028	128,368	126,355	126,443	1.5%
Grayshift, LLC(6)(15)(16)(21)	First lien senior secured revolving loan	SR +	7.50%	07/2028	—	(18)	(36)	0.0%
GS Acquisitionco, Inc. (dba insightsoftware)(7)	First lien senior secured loan	SR +	5.50%	05/2026	8,902	8,876	8,879	0.1%
Help/Systems Holdings, Inc.(7)(20)	First lien senior secured loan	SR +	4.00%	11/2026	63,870	63,583	60,383	0.7%
Help/Systems Holdings, Inc.(7)	Second lien senior secured loan	SR +	6.75%	11/2027	25,000	24,753	21,688	0.2%
Hyland Software, Inc.(6)(15)(16)	First lien senior secured revolving loan	SR +	6.00%	09/2029	—	(100)	(105)	0.0%
Hyland Software, Inc.(6)	First lien senior secured loan	SR +	6.00%	09/2030	147,235	145,088	145,027	1.6%
Ivanti Software, Inc.(7)(20)	First lien senior secured loan	SR +	4.25%	12/2027	12,967	12,098	12,280	0.1%
Ivanti Software, Inc.(7)(20)	Second lien senior secured loan	SR +	7.25%	12/2028	19,000	18,927	15,200	0.2%
MessageBird BidCo B.V.(6)(21)	First lien senior secured loan	SR +	6.75%	05/2027	2,500	2,465	2,494	0.0%
Ministry Brands Holdings, LLC(6)	First lien senior secured loan	SR +	5.50%	12/2028	48,570	47,820	47,599	0.5%
Ministry Brands Holdings, LLC(6)	First lien senior secured delayed draw term loan	SR +	5.50%	12/2028	4,898	4,840	4,800	0.1%
Ministry Brands Holdings, LLC(6)(15)	First lien senior secured revolving loan	SR +	5.50%	12/2027	2,531	2,468	2,436	0.0%
Mitnick Corporate Purchaser, Inc.(6)(15)(19)	First lien senior secured revolving loan	SR +	2.00%	05/2027	—	5	—	0.0%
Oranje Holdco, Inc. (dba KnowBe4)(7)	First lien senior secured loan	SR +	7.50%	02/2029	81,182	80,097	80,370	0.9%
Oranje Holdco, Inc. (dba KnowBe4)(7)(15)(16)	First lien senior secured revolving loan	SR +	7.50%	02/2029	—	(129)	(101)	0.0%
QAD, Inc.(6)	First lien senior secured loan	SR +	5.38%	11/2027	45,686	45,048	45,001	0.5%
QAD, Inc.(6)(15)(16)	First lien senior secured revolving loan	SR +	5.38%	11/2027	—	(77)	(90)	0.0%
Quartz Acquireco, LLC (dba Qualtrics AcquireCo, LLC)(6)	First lien senior secured loan	SR +	3.50%	06/2030	9,975	9,884	9,900	0.1%
Perforce Software, Inc.(6)	First lien senior secured loan	SR +	4.50%	07/2026	14,775	14,536	14,738	0.2%
Project Alpha Intermediate Holding, Inc.(6)(20)	First lien senior secured loan	SR +	4.75%	10/2030	77,000	75,460	77,254	0.9%
Proofpoint, Inc.(6)(20)	First lien senior secured loan	SR +	3.25%	08/2028	12,108	11,759	12,096	0.1%
Proofpoint, Inc.(6)(20)	Second lien senior secured loan	SR +	6.25%	08/2029	7,500	7,471	7,556	0.1%
Sailpoint Technologies Holdings, Inc.(6)	First lien senior secured loan	SR +	6.00%	08/2029	59,880	58,797	59,431	0.7%
Sailpoint Technologies Holdings, Inc.(6)(15)(16)	First lien senior secured revolving loan	SR +	6.00%	08/2028	—	(88)	(43)	0.0%
Securonix, Inc.(7)	First lien senior secured loan	SR +	6.00%	04/2028	29,661	29,433	27,807	0.3%
Securonix, Inc.(7)(15)(16)	First lien senior secured revolving loan	SR +	6.50%	04/2028	—	(38)	(334)	0.0%
Sedgwick Claims Management Services, Inc.(6)(19)(20)	First lien senior secured loan	SR +	3.75%	02/2028	9,925	9,750	9,949	0.1%
Sitecore Holding III A/S(8)	First lien senior secured loan	SR +	7.75% (4.25% PIK)	03/2029	3,998	3,968	3,968	0.0%
Sitecore USA, Inc.(8)	First lien senior secured loan	SR +	7.75% (4.25% PIK)	03/2029	24,103	23,925	23,923	0.3%
Sitecore Holding III A/S(11)	First lien senior secured EUR term loan	E +	7.75% (4.25% PIK)	03/2029	€23,489	24,569	25,753	0.3%
Sophos Holdings, LLC(6)(20)(21)	First lien senior secured loan	SR +	3.50%	03/2027	19,928	19,884	19,954	0.2%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets
Thunder Purchaser, Inc. (dba Vector Solutions)(7)	First lien senior secured loan	SR +	5.75%	06/2028	12,777	12,687	12,714	0.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(7)(15)	First lien senior secured revolving loan	SR +	5.75%	06/2027	602	595	597	0.0%
When I Work, Inc.(7)	First lien senior secured loan	SR +	7.00% PIK	11/2027	25,116	24,961	24,676	0.3%
When I Work, Inc.(7)(15)(16)	First lien senior secured revolving loan	SR +	6.00%	11/2027	—	(27)	(73)	0.0%
Zendesk, Inc.(7)	First lien senior secured loan	SR +	6.25% (3.25% PIK)	11/2028	123,453	121,403	121,910	1.4%
Zendesk, Inc.(7)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	6.25%	11/2024	—	(912)	(75)	0.0%
Zendesk, Inc.(7)(15)(16)	First lien senior secured revolving loan	SR +	6.25%	11/2028	—	(202)	(155)	0.0%
						1,973,967	1,973,778	22.3%
Leisure and entertainment
Troon Golf, L.L.C.(7)	First lien senior secured loan	SR +	5.50%	08/2027	92,466	$92,162	$92,004	1.0%
Troon Golf, L.L.C.(7)(15)(16)	First lien senior secured revolving loan	SR +	5.50%	08/2026	—	(19)	(36)	0.0%
Troon Golf, L.L.C.(7)	First lien senior secured delayed draw term loan	SR +	5.50%	08/2027	49,400	48,866	49,153	0.6%
						141,009	141,121	1.6%
Manufacturing
ACR Group Borrower, LLC(7)	First lien senior secured loan	SR +	4.25%	03/2028	4,022	$3,983	$3,972	0.0%
ACR Group Borrower, LLC(7)	First lien senior secured loan	SR +	5.75%	03/2028	864	854	864	0.0%
ACR Group Borrower, LLC(7)(15)	First lien senior secured revolving loan	SR +	4.25%	03/2026	450	444	439	0.0%
BCPE Watson (DE) ORML, LP(8)(21)(25)	First lien senior secured loan	SR +	6.50%	07/2028	101,500	100,682	100,993	1.1%
CPM Holdings, Inc.(6)(20)	First lien senior secured loan	SR +	4.50%	09/2028	50,000	48,654	50,125	0.6%
CPM Holdings, Inc.(6)(15)(16)	First lien senior secured revolving loan	SR +	4.50%	06/2028	—	(47)	—	0.0%
EMRLD Borrower LP (dba Emerson Climate Technologies, Inc.)(6)(20)	First lien senior secured loan	SR +	3.00%	05/2030	10,716	10,618	10,747	0.1%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(20)	First lien senior secured loan	SR +	3.75%	05/2028	19,824	19,500	19,658	0.2%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)	Second lien senior secured loan	SR +	6.50%	05/2029	37,181	37,043	36,995	0.4%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)	Second lien senior secured loan	SR +	6.00%	05/2029	19,160	19,121	18,921	0.2%
FARADAY BUYER, LLC (dba MacLean Power Systems)(7)	First lien senior secured loan	SR +	6.00%	10/2028	136,295	133,623	133,569	1.5%
FARADAY BUYER, LLC (dba MacLean Power Systems)(7)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	6.00%	11/2025	—	(139)	(143)	0.0%
Filtration Group Corporation(6)(20)	First lien senior secured loan	SR +	4.25%	10/2028	21,835	21,636	21,907	0.2%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)	First lien senior secured loan	SR +	4.00%	12/2027	18,587	18,305	18,494	0.2%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)	Second lien senior secured loan	SR +	8.25%	12/2028	11,728	11,489	11,611	0.1%
Helix Acquisition Holdings, Inc. (dba MW Industries)(7)	First lien senior secured loan	SR +	7.00%	03/2030	61,484	59,772	59,793	0.7%
Ideal Tridon Holdings, Inc.(7)(15)(16)	First lien senior secured revolving loan	SR +	6.75%	04/2028	—	(221)	(194)	0.0%
Ideal Tridon Holdings, Inc.(7)	First lien senior secured loan	SR +	6.75%	04/2028	91,773	89,333	89,709	1.0%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(7)	First lien senior secured loan	SR +	6.00%	07/2027	69,627	69,149	69,627	0.9%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets
MHE Intermediate Holdings, LLC (dba OnPoint Group)(7)	First lien senior secured loan	SR +	6.25%	07/2027	7,547	7,431	7,547	0.1%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(7)(15)(16)	First lien senior secured revolving loan	SR +	6.00%	07/2027	—	(21)	—	0.0%
Pro Mach Group, Inc.(6)(20)	First lien senior secured loan	SR +	4.00%	08/2028	30,319	30,177	30,376	0.3%
Sonny's Enterprises, LLC(7)	First lien senior secured loan	SR +	6.75%	08/2028	130,239	128,471	129,913	1.5%
Sonny's Enterprises, LLC(7)(15)(16)	First lien senior secured revolving loan	SR +	6.75%	08/2027	—	(319)	(63)	0.0%
Sonny's Enterprises, LLC(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	6.75%	11/2024	11,320	10,972	11,254	0.1%
						820,510	826,114	9.2%
Professional services
Apex Group Treasury, LLC(7)(21)	First lien senior secured loan	SR +	5.00%	07/2028	124,498	$121,298	$124,498	1.4%
Apex Group Treasury, LLC(7)(21)	Second lien senior secured loan	SR +	6.75%	07/2029	11,618	11,462	11,560	0.2%
Apex Service Partners, LLC(7)	First lien senior secured loan	SR +	7.00% (2.00% PIK)	10/2030	96,529	94,158	94,116	1.1%
Apex Service Partners, LLC(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	7.00% (2.00% PIK)	10/2025	5,131	4,786	4,778	0.1%
Apex Service Partners, LLC(7)(15)	First lien senior secured revolving loan	SR +	6.50%	10/2029	616	429	423	0.0%
Certinia, Inc.(8)	First lien senior secured loan	SR +	7.25%	08/2029	33,088	32,460	32,426	0.4%
Certinia, Inc.(7)(15)(16)	First lien senior secured revolving loan	SR +	7.25%	08/2029	—	(82)	(88)	0.0%
Corporation Service Company(6)(20)	First lien senior secured loan	SR +	3.25%	11/2029	2,574	2,509	2,577	0.0%
EM Midco2 Ltd. (dba Element Materials Technology)(7)(20)(21)	First lien senior secured loan	SR +	4.25%	06/2029	27,668	27,640	27,358	0.3%
EP Purchaser, LLC(7)	First lien senior secured loan	SR +	4.50%	11/2028	24,813	23,903	23,882	0.3%
Guidehouse Inc.(6)	First lien senior secured loan	SR +	5.75% (2.00% PIK)	10/2028	106,012	106,012	105,482	1.2%
Omnia Partners, LLC(7)(20)	First lien senior secured loan	SR +	4.25%	07/2030	1,828	1,810	1,838	0.0%
Omnia Partners, LLC(7)(15)(16)(17)(20)	First lien senior secured delayed draw term loan	SR +	4.25%	01/2024	—	(2)	—	0.0%
Relativity ODA LLC(6)	First lien senior secured loan	SR +	6.50%	05/2027	5,094	5,053	5,094	0.1%
Relativity ODA LLC(6)(15)(16)	First lien senior secured revolving loan	SR +	6.50%	05/2027	—	(4)	—	0.0%
Sensor Technology Topco, Inc. (dba Humanetics)(7)	First lien senior secured loan	SR +	7.00% (2.00% PIK)	05/2026	233,111	231,701	232,528	2.6%
Sensor Technology Topco, Inc. (dba Humanetics)(7)(15)	First lien senior secured revolving loan	SR +	6.50%	05/2026	11,485	11,363	11,433	0.1%
Sensor Technology Topco, Inc. (dba Humanetics)(10)	First lien senior secured EUR term loan	E +	7.25% (2.25% PIK)	05/2026	€42,018	45,368	46,299	0.5%
Sovos Compliance, LLC(6)(20)	First lien senior secured loan	SR +	4.50%	08/2028	29,044	28,591	28,646	0.3%
Vistage Worldwide, Inc.(7)	First lien senior secured loan	SR +	5.25%	07/2029	4,938	4,823	4,925	0.1%
						753,278	757,775	8.7%
Specialty retail
Ideal Image Development, LLC(7)(30)	First lien senior secured loan	SR +	6.50%	09/2027	5,795	$5,705	$4,361	0.0%
Ideal Image Development, LLC(7)(30)	First lien senior secured delayed draw term loan	SR +	6.50%	02/2024	1,098	549	826	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets
Ideal Image Development, LLC(7)(15)(17)(30)	First lien senior secured delayed draw term loan	SR +	6.50%	02/2024	604	220	454	0.0%
Ideal Image Development, LLC(7)(30)	First lien senior secured revolving loan	SR +	6.50%	09/2027	915	901	688	0.0%
Notorious Topco, LLC (dba Beauty Industry Group)(7)	First lien senior secured loan	SR +	6.75%	11/2027	222,301	219,808	207,852	2.3%
Notorious Topco, LLC (dba Beauty Industry Group)(7)	First lien senior secured delayed draw term loan	SR +	6.75%	11/2027	5,202	5,146	4,864	0.1%
Notorious Topco, LLC (dba Beauty Industry Group)(7)(15)	First lien senior secured revolving loan	SR +	6.75%	05/2027	352	303	9	0.0%
Milan Laser Holdings LLC(6)	First lien senior secured loan	SR +	5.00%	04/2027	20,217	20,094	20,217	0.2%
Milan Laser Holdings LLC(6)(15)(16)	First lien senior secured revolving loan	SR +	5.00%	04/2026	—	(15)	—	0.0%
The Shade Store, LLC(7)	First lien senior secured loan	SR +	6.00%	10/2027	66,818	66,242	64,313	0.7%
The Shade Store, LLC(7)	First lien senior secured loan	SR +	7.00%	10/2027	10,580	10,330	10,316	0.1%
The Shade Store, LLC(7)(15)	First lien senior secured revolving loan	SR +	6.00%	10/2026	4,364	4,316	4,108	0.0%
						333,599	318,008	3.4%
Telecommunications
EOS U.S. Finco LLC(7)(21)	First lien senior secured loan	SR +	5.75%	10/2029	67,902	$64,563	$62,131	0.7%
EOS U.S. Finco LLC(7)(15)(16)(17)(21)	First lien senior secured delayed draw term loan	SR +	5.75%	05/2026	282	45	(332)	0.0%
Park Place Technologies, LLC(6)(20)	First lien senior secured loan	SR +	5.00%	11/2027	1,133	1,105	1,126	0.0%
						65,713	62,925	0.7%
Transportation
Lightbeam Bidco, Inc. (dba Lazer Spot)(7)	First lien senior secured loan	SR +	6.25%	05/2030	96,397	$95,496	$96,397	1.1%
Lightbeam Bidco, Inc. (dba Lazer Spot)(7)	First lien senior secured loan	SR +	5.50%	05/2030	9,853	9,805	9,783	0.1%
Lightbeam Bidco, Inc. (dba Lazer Spot)(7)	First lien senior secured delayed draw term loan	SR +	6.25%	05/2030	14,606	14,397	14,606	0.2%
Lightbeam Bidco, Inc. (dba Lazer Spot)(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	5.50%	11/2025	6,063	5,918	5,934	0.1%
Lightbeam Bidco, Inc. (dba Lazer Spot)(7)(15)(16)	First lien senior secured revolving loan	SR +	6.25%	05/2029	—	(104)	—	0.0%
Motus Group, LLC(6)	Second lien senior secured loan	SR +	6.50%	12/2029	10,000	9,919	9,900	0.1%
Safe Fleet Holdings, LLC(6)(20)	First lien senior secured loan	SR +	3.75%	02/2029	25,789	25,267	25,828	0.3%
						160,698	162,448	1.9%
Total non-controlled/non-affiliated portfolio company debt investments						$15,097,749	$15,131,634	169.6%
Equity Investments
Asset based lending and fund finance
Amergin Asset Management, LLC(21)(22)(24)	Class A Units		N/A	N/A	50,000,000	$—	$—	0.0%
						—	—	0.0%
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(21)(22)(24)	LP Interest		N/A	N/A	33,061	$32,911	$40,794	0.5%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(14)(22)	Series A Convertible Preferred Stock		7.00% PIK	N/A	10,769	12,686	12,951	0.1%
						45,597	53,745	0.6%
Buildings and real estate
Associations Finance, Inc.(14)(22)	Preferred Stock		13.50% PIK	N/A	250,000,000	$283,802	$287,556	3.2%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets
Dodge Construction Network Holdings, L.P.(7)(22)	Series A Preferred Units	SR +	8.25%	N/A	—	3	2	0.0%
Dodge Construction Network Holdings, L.P.(22)(24)	Class A-2 Common Units		N/A	N/A	143,963	123	98	0.0%
						283,928	287,656	3.2%
Business services
Denali Holding, LP (dba Summit Companies)(22)(24)	Class A Units		N/A	N/A	686,513	$7,076	$10,536	0.1%
Hercules Buyer, LLC (dba The Vincit Group)(22)(24)(26)	Common Units		N/A	N/A	10	10	11	0.0%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(14)(22)	Perpetual Preferred Stock		11.75% PIK	N/A	53,600	59,078	60,062	0.7%
						66,164	70,609	0.8%
Consumer products
ASP Conair Holdings LP(22)(24)	Class A Units		N/A	N/A	9,286	$929	$877	0.0%
						929	877	0.0%
Financial services
Vestwell Holdings, Inc.(22)(24)	Series D Preferred Stock		N/A	N/A	50,726	$1,000	$1,000	0.0%
						1,000	1,000	0.0%
Food and beverage
Hissho Sushi Holdings, LLC(22)(24)	Class A Units		N/A	N/A	941,780	$9,418	$12,598	0.1%
						9,418	12,598	0.1%
Healthcare equipment and services
Maia Aggregator, LP(22)(24)	Class A-2 Units		N/A	N/A	12,921,348	$12,921	$12,990	0.1%
KPCI Holdings, L.P.(22)(24)	Class A Units		N/A	N/A	1,781	2,313	2,600	0.0%
Patriot Holdings SCSp (dba Corza Health, Inc.)(14)(21)(22)	Class A Units		8.00% PIK	N/A	13,517	1,253	1,253	0.0%
Patriot Holdings SCSp (dba Corza Health, Inc.)(21)(22)(24)	Class B Units		N/A	N/A	982	164	225	0.0%
Rhea Acquisition Holdings, LP(22)(24)	Series A-2 Units		N/A	N/A	11,964,286	11,964	16,154	0.2%
						28,615	33,222	0.3%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(22)(24)	Class A Interests		N/A	N/A	3,520	$3,520	$3,105	0.0%
KWOL Acquisition Inc.(22)(24)	Common stock		N/A	N/A	1,205	12,049	12,049	0.1%
Romulus Intermediate Holdings 1 Inc. (dba PetVet)(14)(22)	Series A Preferred Stock		15.00% PIK	N/A	27,354,613	26,817	26,808	0.3%
XOMA Corporation(22)(24)	Warrants		N/A	N/A	54,000	369	369	0.0%
						42,755	42,331	0.4%
Healthcare technology
Minerva Holdco, Inc.(14)(22)	Series A Preferred Stock		10.75% PIK	N/A	100,000	$117,505	$115,594	1.3%
BEHP Co-Investor II, L.P.(21)(22)(24)	LP Interest		N/A	N/A	1,269,969	1,266	1,278	0.0%
Orange Blossom Parent, Inc.(22)(24)	Common Equity		N/A	N/A	16,667	1,668	1,665	0.0%
WP Irving Co-Invest, L.P.(21)(22)(24)	Partnership Units		N/A	N/A	1,250,000	1,251	1,258	0.0%
						121,690	119,795	1.3%
Household products
Evology, LLC(22)(24)	Class B Units		N/A	N/A	316	$1,512	$1,446	0.0%
Walker Edison Holdco LLC(22)(24)	Common Equity		N/A	N/A	29,167	2,818	303	0.0%
						4,330	1,749	0.0%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)(14)(22)	Series A Preferred Stock		10.50% PIK	N/A	12,750	$14,933	$13,556	0.2%
						14,933	13,556	0.2%
Insurance
Accelerate Topco Holdings, LLC(22)(24)	Common Units		N/A	N/A	91,805	$2,535	$2,988	0.0%
Evolution Parent, LP (dba SIAA)(22)(24)	LP Interest		N/A	N/A	2,703	270	318	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(22)(24)	LP Interest		N/A	N/A	421	426	408	0.0%
Hockey Parent Holdings, L.P.(22)(24)	Class A Units		N/A	N/A	25,000	25,000	25,000	0.3%
PCF Holdco, LLC (dba PCF Insurance Services)(14)(22)	Series A Preferred Units		15.00% PIK	N/A	19,423	15,337	16,163	0.2%
PCF Holdco, LLC (dba PCF Insurance Services)(22)(24)	Class A Unit Warrants		N/A	N/A	1,503,286	5,129	5,054	0.0%
PCF Holdco, LLC (dba PCF Insurance Services)(22)(24)	Class A Units		N/A	N/A	6,047,390	15,336	27,983	0.3%
						64,033	77,914	0.8%
Internet software and services
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(22)(24)	Common Units		N/A	N/A	1,729,439	$1,729	$1,887	0.0%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(21)(22)(24)	LP Interest		N/A	N/A	989,292	989	1,068	0.0%
Elliott Alto Co-Investor Aggregator L.P.(21)(22)(24)	LP Interest		N/A	N/A	6,530	6,568	6,553	0.1%
Picard Holdco, Inc.(7)(22)	Series A Preferred Stock	SR +	12.00% PIK	N/A	44,040	46,550	51,273	0.6%
MessageBird Holding B.V.(21)(22)(24)	Extended Series C Warrants		N/A	N/A	7,980	49	9	0.0%
Project Alpine Co-Invest Fund, LP(21)(22)(24)	LP Interest		N/A	N/A	17,000,000	17,010	20,089	0.2%
Thunder Topco L.P. (dba Vector Solutions)(22)(24)	Common Units		N/A	N/A	712,884	713	791	0.0%
WMC Bidco, Inc. (dba West Monroe)(14)(22)	Senior Preferred Stock		11.25% PIK	N/A	33,385	41,800	40,036	0.5%
Project Hotel California Co-Invest Fund, L.P.(21)(22)(24)	LP Interest		N/A	N/A	3,522	3,525	3,994	0.0%
BCTO WIW Holdings, Inc. (dba When I Work)(22)(24)	Class A Common Stock		N/A	N/A	57,000	5,700	4,468	0.1%
Zoro TopCo, Inc. (dba Zendesk, Inc.)(14)(22)	Series A Preferred Stock		12.50% PIK	N/A	16,562	17,869	18,138	0.2%
Zoro TopCo, L.P. (dba Zendesk, Inc.)(22)(24)	Class A Common Units		N/A	N/A	1,380,129	13,801	15,027	0.2%
						156,303	163,333	1.9%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(22)(24)	LP Interest		N/A	N/A	1,000	$100	$118	0.0%
						100	118	0.0%
Total non-controlled/non-affiliated portfolio company equity investments						$839,795	$878,503	9.6%
Total non-controlled/non-affiliated portfolio company investments						$15,937,544	$16,010,137	179.2%

Non-controlled/affiliated portfolio company investments
Equity Investments
Pharmaceuticals
LSI Financing 1 DAC(21)(22)(24)(28)	Preferred equity		N/A	N/A	72,300,000	$72,371	$78,406	0.9%
						72,371	78,406	0.9%
Total non-controlled/affiliated portfolio company equity investments						$72,371	$78,406	0.9%

Controlled/affiliated portfolio company investments
Debt Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(14)(21)(29)	First lien senior secured loan		12.00% PIK	07/2030	39,529	$39,529	$39,529	0.4%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest	Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets
AAM Series 2.1 Aviation Feeder, LLC(14)(21)(29)	First lien senior secured loan	12.00% PIK	11/2030	46,970	46,970	46,970	0.5%
					86,499	86,499	0.9%
Total controlled/affiliated portfolio company debt investments					$86,499	$86,499	0.9%
Equity Investments
Asset based lending and fund finance
AAM Series 2.1 Aviation Feeder, LLC(15)(17)(21)(22)(24)(29)	LLC Interest	N/A	N/A	31,506	$31,508	$31,506	0.4%
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(15)(17)(21)(22)(24)(29)	LLC Interest	N/A	N/A	25,310	25,277	25,310	0.3%
					56,785	56,816	0.7%
Insurance
Fifth Season Investments LLC(22)(24)(25)(29)	Class A Units	N/A	N/A	28	$156,811	$156,794	1.8%
					156,811	156,794	1.8%

Joint ventures
Blue Owl Credit Income Senior Loan Fund, LLC (f/k/a ORCIC Senior Loan Fund, LLC)(21)(22)(25)(29)(31)	LLC Interest	N/A	N/A	261,433	$261,433	$273,441	3.1%
					261,433	273,441	3.1%
Total controlled/affiliated portfolio company equity investments					$475,029	$487,051	5.6%
Total controlled/affiliated portfolio company investments					$561,528	$573,550	6.5%
Total Investments					$16,571,443	$16,662,093	186.6%

	Interest Rate Swaps as of December 31, 2023
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)	Hedged Instrument	Footnote Reference
Interest rate swap(a)(b)	7.75%	SR + 3.84%	9/16/2027	$600,000	$6,503	$—	$2,500	September 2027 Notes	Note 6
Interest rate swap(a)(b)	7.75%	SR + 3.65%	1/15/2029	$550,000	$12,147	$—	$12,147	January 2029 Notes	Note 6
Total				$1,150,000
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
(5)Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “SR”) (which can include one-, three-, six- or twelve-month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”), Canadian Dollar Offered Rate (“CDOR” or “C”) (which can include one- or three-month CDOR), Sterling (SP) Overnight Interbank Average Rate (“SONIA” or “SA”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“Prime” or “P”), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)The interest rate on these investments is subject to 1 month SOFR, which as of December 31, 2023 was 5.35%.
(7)The interest rate on these investments is subject to 3 month SOFR, which as of December 31, 2023 was 5.33%.

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)
(8)The interest rate on these investments is subject to 6 month SOFR, which as of December 31, 2023 was 5.16%.
(9)The interest rate on these investments is subject to 3 month CDOR, which as of December 31, 2023 was 5.45%.
(10)The interest rate on these investments is subject to 3 month EURIBOR, which as of December 31, 2023 was 3.91%.
(11)The interest rate on these investments is subject to 3 month EURIBOR, which as of December 31, 2023 was 3.86%.
(12)The interest rate on these investments is subject to SONIA, which as of December 31, 2023 was 5.19%.
(13)The interest rate on these investments is subject to Prime, which as of December 31, 2023 was 8.50%.
(14)Investment does not contain a variable rate structure.
(15)Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
(16)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(17)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(18)Unless otherwise indicated, represents a co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions”.
(19)This portfolio company was not a co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission.
(20)Level 2 Investment.
(21)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2023, non-qualifying assets represented 13.0% of total assets as calculated in accordance with the regulatory requirements.
(22)Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted security” under the Securities Act. As of December 31, 2023, the aggregate fair value of these securities is $1.4 billion, or 16.2% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Investment	Acquisition Date
KPCI Holdings, L.P.	Class A Units	November 25, 2020
KWOL Acquisition Inc.	Common stock	December 12, 2023
LSI Financing 1 DAC**	Preferred equity	December 14, 2022
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 3, 2021
Minerva Holdco, Inc.	Series A Preferred Stock	February 14, 2022
Orange Blossom Parent, Inc.	Common Equity	July 29, 2022
Blue Owl Credit Income Senior Loan Fund, LLC (f/k/a ORCIC Senior Loan Fund, LLC)*	LLC Interest	November 2, 2022
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Preferred equity	February 13, 2023
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Unit Warrants	February 13, 2023
Picard Holdco, Inc.	Series A Preferred Stock	September 29, 2022
Project Alpine Co-Invest Fund, L.P.	LP Interest	June 13, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 9, 2022
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
Romulus Intermediate Holdings 1 Inc. (dba PetVet)	Series A Preferred Stock	November 15, 2023
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	October 14, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
Vestwell Holdings, Inc.	Series D Preferred Stock	December 20, 2023
Walker Edison Holdco LLC	Common Equity	March 1, 2023
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 8, 2021
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
XOMA Corporation	Warrants	December 15, 2023
Zoro TopCo, Inc.	Class A Common Units	November 22, 2022
Zoro TopCo, Inc.	Series A Preferred Stock	November 22, 2022
*Refer to Note 4 “Investments - Blue Owl Credit Income Senior Loan Fund LLC”, for further information.
** Refer to Note 3 “Agreements and Related Party Transactions - Controlled/Affiliated Portfolio Companies”.

(23)As of December 31, 2023, the net estimated unrealized gain on investments for U.S. federal income tax purposes was $155.0 million based on a tax cost basis of $16.5 billion. As of December 31, 2023, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $24.1 million. As of December 31, 2023, the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $179.1 million.
(24)Investment is non-income producing.
(25)Investment is not pledged as collateral under the Revolving Credit Facility, SPV Asset Facilities and CLOs.
(26)We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(27)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facilities and CLOs. See Note 6 “Debt”.
(28)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the period ended December 31, 2023 were as follows:

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company	Fair value as of December 31, 2022	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair value as of December 31, 2023	Dividend Income	Interest Income	Other Income
LSI Financing 1 DAC	$6,175	$73,099	$(6,952)	$6,084	$—	$78,406	$774	$—	$—
Total	$6,175	$73,099	$(6,952)	$6,084	$—	$78,406	$774	$—	$—
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

(29)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investment in controlled affiliates for the period ended December 31, 2023 were as follows:

Company	Fair value as of December 31, 2022	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair value as of December 31, 2023	Dividend Income	Interest and PIK Income	Other Income
AAM Series 2.1 Aviation Feeder, LLC(c)	$1,568	$76,909	$—	$(1)	$—	$78,476	$—	$617	$—
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	—	64,806	—	33	—	64,839	—	1,899	—
Fifth Season Investments LLC	89,680	67,131	—	(17)	—	156,794	4,963	—	—
Blue Owl Credit Income Senior Loan Fund, LLC	140,394	119,658	—	13,389	—	273,441	31,396	—	—
Total	$231,642	$328,504	$—	$13,404	$—	$573,550	$36,359	$2,516	$—
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

(30)Investment was on non-accrual status as of December 31, 2023.
(31)Investment measured at net asset value (“NAV”).
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments
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

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
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

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
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

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
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

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
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

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
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

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
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

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
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

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
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

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
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

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
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

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
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

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
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

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
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

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
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

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
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

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
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
Insurance

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
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
(5)Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three-, six-, or twelve-month LIBOR), Secured Overnight Financing Rate (“SOFR” or “SR”) (which can include one-, three-, six- or twelve-month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”), Canadian Dollar Offered Rate (“CDOR” or “C”) (which can include one-, the-, six- or twelve-month CDOR), Sterling (SP) Overnight Interbank Average Rate (“SONIA” or “SA”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“Prime” or “P”), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
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
(20)Unless otherwise indicated, represents a co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions”.
(21)This portfolio company was not a co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission.

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
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

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
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
*Refer to Note 4 “Investments - Blue Owl Credit Income Senior Loan Fund LLC”, for further information.
** Refer to Note 3 “Agreements and Related Party Transactions - Controlled/Affiliated Portfolio Companies”.

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
(29)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility and SPV Asset Facilities. See Note 6 “Debt”.
(30)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the year ended December 31, 2022 were as follows:

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

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
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
(33)Investment measured at net asset value (“NAV”).

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$819,124	$346,851	$31,407
Net change in unrealized gain (loss)	196,202	(116,185)	3,564
Net realized gain (loss) on investments	(9,459)	(12,377)	919
Net Increase (Decrease) in Net Assets Resulting from Operations	1,005,867	218,289	35,890
Distributions
Class S	(223,672)	(97,794)	(8,186)
Class D	(57,125)	(27,139)	(3,758)
Class I	(415,047)	(176,401)	(19,131)
Net Decrease in Net Assets Resulting from Shareholders’ Distributions	(695,844)	(301,334)	(31,075)
Capital Share Transactions
Class S:
Issuance of shares of common stock	1,194,789	1,270,687	563,256
Share transfers between classes(1)	(2,614)	—	—
Repurchase of common shares	(75,799)	(54,182)	(150)
Reinvestment of shareholders’ distributions	82,376	32,022	1,877
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	1,198,752	1,248,527	564,983
Class D:
Issuance of shares of common stock	256,735	275,153	171,338
Share transfers between classes(1)	—	—	—
Repurchase of common shares	(34,058)	(7,645)	(106)
Reinvestment of shareholders’ distributions	24,077	10,905	1,274
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	246,754	278,413	172,506
Class I:
Issuance of shares of common stock	2,008,973	2,311,831	823,758
Share transfers between classes(1)	2,614	—	—
Repurchase of common shares	(277,409)	(143,936)	(1,504)
Reinvestment of shareholders’ distributions	153,086	57,235	3,897
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	1,887,264	2,225,130	826,151
Total Increase (Decrease) in Net Assets	3,642,793	3,669,026	1,568,455
Net Assets, at beginning of period	5,249,753	1,580,728	12,273
Net Assets, at end of period	$8,892,546	$5,249,753	$1,580,728

(1)In certain cases, and subject to the Dealer Manager’s approval, including in situations where a holder of Class S or Class D shares exits a relationship with a participating broker-dealer for this offering and does not enter into a new relationship with a participating broker-dealer for this offering, such holder’s shares may be exchanged into an equivalent net asset value amount of Class I shares.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,005,867	$218,289	$35,890
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(7,082,209)	(8,651,238)	(3,598,788)
Proceeds from investments and investment repayments, net	1,516,330	1,012,027	503,814
Net change in unrealized (gain) loss on investments	(195,317)	114,990	(3,566)
Net change in unrealized (gain) loss on interest rate swap attributed to unsecured notes	12,533	449	—
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(892)	1,195	2
Net change in unrealized (gain) loss on Income tax (provision) benefit	7	—	—
Net realized (gain) loss on investments	8,940	12,748	(923)
Net realized (gain) loss on foreign currency transactions relating to investments	519	(371)	—
Paid-in-kind interest and dividends	(144,214)	(63,484)	(3,543)
Net amortization/accretion of premium/discount on investments	(45,498)	(17,946)	(3,079)
Amortization of debt issuance costs	17,912	10,657	1,638
Amortization of offering costs	3,295	3,661	2,972
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(57,948)	(61,819)	(18,974)
(Increase) decrease in receivable from controlled affiliates	12,178	(20,202)	—
(Increase) decrease in receivable for investments sold	(28,508)	—	—
(Increase) decrease in due from affiliates	—	—	—
(Increase) decrease in prepaid expenses and other assets	(3,759)	(44)	(5,834)
Increase (decrease) in payable for investments purchased	125,372	14,343	27,363
Increase (decrease) in payables to affiliates	21,954	23,469	8,930
Increase (decrease) in tender payable	—	109,423	1,413
Increase (decrease) in accrued expenses and other liabilities	21,687	76,723	10,161
Net cash used in operating activities	(4,811,751)	(7,217,130)	(3,042,524)
Cash Flows from Financing Activities
Borrowings on debt	7,995,764	9,773,168	3,794,740
Repayments of debt	(5,635,000)	(5,776,501)	(2,256,200)
Debt issuance costs	(55,848)	(54,515)	(24,279)
Repurchase of common stock	(384,114)	(205,763)	(347)
Proceeds from issuance of common shares	3,460,497	3,857,671	1,556,938
Distributions paid to shareholders	(379,411)	(173,142)	(15,022)
Net cash provided by financing activities	5,001,888	7,420,918	3,055,830
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $17,872 and $23,000, respectively)	190,137	203,788	13,306
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $23,000 and $0, respectively)	225,247	21,459	8,153
Cash and restricted cash, including foreign cash, end of period (restricted cash of $40,872 and $23,000, respectively)	$415,384	$225,247	$21,459

Supplemental and Non-Cash Information
Interest paid during the period	$422,568	$118,073	$5,390
Distributions declared during the period	$695,844	$301,334	$31,075
Reinvestment of distributions during the period	$259,539	$100,161	$7,048
Taxes, including excise tax, paid during the period	$195	$104	$11
Distributions payable	$93,930	$37,036	$9,005
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements

Note 1. Organization and Principal Business

Blue Owl Credit Income Corp. (the “Company”) is a Maryland corporation formed on April 22, 2020. The Company was formed primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. The Company’s investment objective is to generate current income and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Company invests in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities which include common and preferred stock, securities convertible into common stock, and warrants. The Company may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets, which are often referred to as “junk” investments. The target credit investments will typically have maturities between three and ten years and generally range in size between $10 million and $125 million, although the investment size will vary with the size of the Company’s capital base. The Company intends, under normal circumstances, to invest directly, or indirectly through its investment in Blue Owl Credit Income Senior Loan Fund LLC or any similarly situated companies, at least 80% of the value of its total assets in credit investments. The Company defines “credit” to mean debt investments made in exchange for regular interest payments.

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

The Company is managed by Blue Owl Credit Advisors LLC (the “Adviser”). The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform which focuses on direct lending. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). Blue Owl consists of three divisions: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.

The Company received an exemptive order that permits it to offer multiple classes of shares of common stock and to impose asset-based servicing and distribution fees and early withdrawal fees. On November 12, 2020, the Company commenced its initial public offering pursuant to which it offered, on a continuous basis, $2,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. On February 14, 2022, the Company commenced it’s follow-on offering, on a continuous basis, pursuant to which it is currently offering of up to $9,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager”). The Dealer Manager is entitled to receive upfront selling commissions of up to 3.50% of the offering price of each Class S share sold in the offering and 1.50% of the offering price of each Class D share sold. Class I shares are not subject to upfront selling commissions. Any upfront selling commissions for the Class S shares and Class D shares sold in the offering will be deducted from the purchase price. Class S, Class D and Class I shares were offered at initial purchase prices per shares of $10.35, $10.15 and $10.00, respectively. Currently, the purchase price per share for each class of common stock varies, but will not be sold at a price below the Company’s net asset value per share of such class, as determined in accordance with the Company’s share pricing policy, plus applicable upfront selling commissions. The Company also engages in private placement offerings of its common stock.

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

Since meeting the minimum offering requirement and commencing its continuous public offering through December 31, 2023, the Company has issued 327,656,793 shares of Class S common stock, 75,999,715 shares of Class D common stock and 557,811,124 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
gross proceeds of $3.1 billion, $0.7 billion and $5.2 billion, respectively, including $1,000 of seed capital contributed by its Adviser in September of 2020, $25.0 million in gross proceeds raised in a private placement from Owl Rock Feeder FIC ORCIC Equity LLC and 27,539,076 shares of Class I common stock issued in a private placement to feeder vehicles primarily created to hold the Company’s Class I shares for gross proceeds of approximately $0.3 billion.

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

The Company does not consolidate its equity interests in AAM Series 1.1 Rail and Domestic Intermodal Feeder, Fifth Season, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”) and since November 2, 2022 has not consolidated its equity position in Blue Owl Credit Income Senior Loan Fund LLC (“OCIC SLF”). OCIC SLF was formed as a wholly-owned subsidiary of the Company and commenced operations on February 14, 2022. On November 2, 2022, the Company and State Teachers Retirement System of Ohio (“OSTRS” and together with the Company, the “Members” and each, a “Member”) entered into an Amended and Restated Limited Liability Company Agreement to co-manage OCIC SLF as a joint-venture. See Note 3 “Agreements and Related Party Transactions - Controlled/Affiliated Portfolio Companies”.
Investments at Fair Value

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period. Rule 2a-5 under the 1940 Act establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Pursuant to Rule 2a-5, the Board designated the Adviser as the Company’s valuation designee to perform fair value determinations relating to the value of assets held by the Company for which market quotations are not readily available.

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

Blue Owl Credit Income Corp.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
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
Financial and Derivative Instruments
Pursuant to ASC 815 Derivatives and Hedging, all derivative instruments entered into by the Company are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s derivative instruments are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available. Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. The Company currently qualifies as a “limited derivatives user” and expects to continue to do so. The Company has adopted a derivatives policy and complies with the recordkeeping requirements of Rule 18f-4.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes accretion and amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the year ended December 31, 2023, PIK interest and PIK dividend income earned was $140.3 million representing 9.1% of total investment income. For the year ended December 31, 2022, PIK interest and PIK dividend income earned was $71.2 million representing 10.6% of total investment income. For the year ended December 31, 2021, PIK interest and PIK dividend income earned was $6.4 million, representing 9.8% of total investment income.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
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
Income Taxes

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

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

To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must generally distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions through December 31, 2023. As applicable, the Company’s prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.

Income and Expense Allocations

Income and realized and unrealized capital gains and losses are allocated to each class of shares of the Company on the basis of the aggregate net asset value of that class in relation to the aggregate net asset value of the Company.

Expenses that are common to all share classes are borne by each class of shares based on the net assets of the Company attributable to each class. Expenses that are specific to a class of shares are allocated to such class either directly or through the servicing fees paid pursuant to the Company’s distribution plan. See Note 3. “Agreements and Related Party Transactions – Shareholder Servicing Plan.”

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

The Company has adopted a distribution reinvestment plan pursuant to which shareholders (except for residents of Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Oklahoma, Oregon, Vermont and Washington and clients of participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of the Company’s same

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
class of common stock to which the distribution relates unless they elect to receive their distributions in cash. The Company expects to use newly issued shares to implement the distribution reinvestment plan.
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
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740),” which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU No. 2023-09 on the consolidated financial statements.
Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3. Agreements and Related Party Transactions

As of December 31, 2023, the Company had payables to affiliates of $54.5 million, comprised of $43.9 million of accrued performance based incentive fees, $8.6 million of management fees, and $2.0 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement. As of December 31, 2022, the Company had payables to affiliates of $32.6 million, comprised of $19.4 million of accrued performance based incentive fees, $5.2 million of management fees, $6.8 million of expense support reimbursement, and $1.2 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement.

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
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

For the years ended December 31, 2023, 2022, and 2021 the Company incurred expenses of approximately $4.6 million, $3.2 million, and $2.2 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and accordingly, the Adviser may provide similar services to others.

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

For the year ended December 31, 2023, management fees were $81.8 million. For the year ended December 31, 2022, management fees were $42.6 million. For the year ended December 31, 2021, management fees were $3.6 million of which $52 thousand were waived.

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

The second component of the incentive fee, the “Capital Gains Incentive Fee”, will be determined and payable in arrears as of the end of each calendar year during which the Investment Advisory Agreement is in effect. In the case of a liquidation, or if the Investment Advisory Agreement is terminated, the fee will also become payable as of the effective date of such event. The annual fee will equal (i) 12.50% of the Company’s realized capital gains on a cumulative basis from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less (ii) the aggregate amount of any previously paid incentive fees on capital gains as calculated in accordance with U.S. GAAP. The Company will accrue but will not pay a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if the Company was to sell the relevant investment and realize a capital gain. In no event will the incentive fee on capital gains payable pursuant hereto be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

For the years ended December 31, 2023, 2022, and 2021, the Company incurred performance based incentive fees on net investment income of $118.1 million, $49.5 million, and $4.7 million, respectively.

For the year ended December 31, 2023, the Company incurred performance-based incentive fees based on capital gains of $7.8 million, of which $7.8 million is related to unrealized appreciation. For the year ended December 31, 2022, the Company recorded a reversal of previously recorded performance based incentive fees based on capital gains of $0.6 million. For the year ended

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
December 31, 2021, the Company incurred performance-based incentive fees based on capital gains of $0.6 million, of which $0.6 million is related to unrealized appreciation.

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

For the year ended December 31, 2023, subject to the 1.5% organization and offering cost cap and the re-categorization of certain expenses as servicing fees, the Company accrued less than $0.1 million, of initial organization and offering expenses that are reimbursable to the Adviser.

For the year ended December 31, 2022, subject to the 1.5% organization and offering cost cap and the re-categorization of certain expenses as servicing fees, the Company did not accrue any initial organization and offering expenses that are reimbursable to the Adviser.

For the year ended December 31, 2021, subject to the 1.5% organization and offering cost cap and the re-categorization of certain expenses as servicing fees, the Company accrued less than $2.5 million of initial organization and offering expenses that are reimbursable to the Adviser.

From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms.

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company relies on an order for exemptive relief (as amended, the “Order”) that has been granted to the Adviser and its affiliates by the SEC to permit us to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching by the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing, and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, the Order permits the Company to participate in follow-on investments in its existing portfolio companies with certain affiliates that are private funds, even if such private funds did not have an investment in such existing portfolio company.

The Adviser is affiliated with Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” together with OTCA, OTCA II, OPFA and the Adviser, the “Blue Owl Credit Advisers”), which are also registered investment advisers. The Blue Owl Credit Advisers are affiliates of Blue Owl and comprise part of Blue Owl’s Credit platform, which focuses on direct lending. The Blue Owl Credit Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of the BDCs, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to the Company’s.

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

For the year ended December 31, 2023, the Company paid servicing fees with respect to Class D shares of $1.4 million. For the year ended December 31, 2023, the Company paid servicing fees with respect to Class S shares of $20.1 million.

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. The Company’s obligation to make Reimbursement Payments, subject to the conditions above, survives the termination of the Expense Support Agreement. There are no Reimbursement Payments conditionally due from the Company to the Adviser.

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

Promissory Note

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

The Company as borrower, entered into a Loan Agreement as amended and restated through the date hereof (the “Loan Agreement”) with Owl Rock Feeder FIC ORCIC Debt LLC (“Feeder FIC Debt”), an affiliate of the Adviser, as lender, to enter into revolving promissory notes (the “Promissory Notes”) to borrow up to an aggregate of $250 million from Feeder FIC Debt. See Note 6 “Debt”.

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

The Company has made investments in controlled, affiliated companies, including OCIC SLF, Amergin AssetCo, and Fifth Season Investments LLC (“Fifth Season”). For further description of OCIC SLF see “Note 4 Investments”. The Company has also made investments in a non-controlled, affiliated company, LSI Financing 1 DAC (“LSI Financing”).

Amergin was created to invest in a leasing platform focused on railcar and aviation assets. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of December 31, 2023 the Company’s commitment to Amergin AssetCo is $147.6 million, of which $62.4 million is equity and $85.2 million is debt. The Company’s investments in Amergin are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Amergin AssetCo.

Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, the Company made an initial equity commitment to Fifth Season. As of December 31, 2023, the Company’s equity investment in Fifth Season is $156.8 million. The Company’s investment in Fifth Season is a co-investment with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Fifth Season.

LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial equity commitment to LSI Financing. As of December 31, 2023, the Company’s investment at fair value in LSI Financing is $78.4 million. The Company’s investment in LSI Financing is a co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in LSI Financing.

Note 4. Investments

Investments at fair value and amortized cost consisted of the below as of the following periods:

	December 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$13,742,305	$13,788,717	$8,499,854	$8,448,540
Second-lien senior secured debt investments	1,199,591	1,184,755	1,203,388	1,142,862
Unsecured debt investments	242,352	244,661	221,564	211,328
Preferred equity investments(2)	709,751	721,545	510,033	500,023
Common equity investments(3)	416,011	448,974	248,176	264,437
Joint ventures(4)(5)	261,433	273,441	141,777	140,394
Total Investments	$16,571,443	$16,662,093	$10,824,792	$10,707,584

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
_______________
(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing.
(3)Includes equity investment in Amergin AssetCo and Fifth Season.
(4)Includes equity investment in OCIC SLF. See below, within Note 4, for more information regarding OCIC SLF.
(5)This was disclosed as “Investment funds and vehicles” as of December 31, 2022.

The industry composition of investments based on fair value consisted of the below as of the following periods:

	December 31, 2023	December 31, 2022
Advertising and media	1.9%	2.8%
Aerospace and defense	0.5	0.4
Asset based lending and fund finance(1)	1.7	1.2
Automotive	0.9	1.4
Buildings and real estate	3.6	4.0
Business services	5.5	7.3
Chemicals	1.6	1.7
Consumer products	2.0	2.4
Containers and packaging	3.2	3.6
Distribution	3.0	2.3
Education	0.8	1.4
Energy equipment and services	—	0.1
Financial services	3.1	2.6
Food and beverage	5.7	5.8
Healthcare equipment and services	4.8	3.9
Healthcare providers and services	14.8	14.4
Healthcare technology	4.3	5.2
Household products	1.9	2.4
Human resource support services	1.0	1.1
Infrastructure and environmental services	1.6	0.9
Insurance(2)	9.7	9.7
Internet software and services	12.8	13.6
Joint ventures(3)(5)	1.6	1.3
Leisure and entertainment	0.8	1.2
Manufacturing	5.0	3.0
Pharmaceuticals(4)	0.5	—
Professional services	4.4	2.8
Specialty retail	1.9	3.2
Telecommunications	0.4	—
Transportation	1.0	0.3
Total	100.0%	100.0%
_______________
(1)Includes investment in Amergin AssetCo.
(2)Includes equity investment in Fifth Season Investments LLC.
(3)Includes equity investment in OCIC SLF. See below, within Note 4, for more information regarding OCIC SLF.
(4)Includes equity investment in LSI Financing.
(5)This was disclosed as “Investment funds and vehicles” as of December 31, 2022.

The geographic composition of investments based on fair value consisted of the below as of the following periods:

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

	December 31, 2023	December 31, 2022
United States:
Midwest	23.3%	20.4%
Northeast	17.7	20.0
South	31.3	29.7
West	18.5	20.7
International	9.2	9.2
Total	100.0%	100.0%

OCIC SLF

Blue Owl Credit Income Senior Loan Fund LLC (“OCIC SLF”), a Delaware limited liability company, was formed as a wholly-owned subsidiary of the Company and commenced operations on February 14, 2022. On November 2, 2022, the Company and State Teachers Retirement System of Ohio (“OSTRS” and together with the Company, the “Members” and each, a “Member”) entered into an Amended and Restated Limited Liability Company Agreement to co-manage OCIC SLF as a joint-venture. OCIC SLF’s principal purpose is to make investments, primarily in senior secured loans that are made to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. The Company and OSTRS have agreed to contribute $437.5 million and $62.5 million, respectively, to OCIC SLF. The Company and OSTRS have a 87.5% and 12.5% economic ownership, respectively, in OCIC SLF. Except under certain circumstances, contributions to OCIC SLF cannot be redeemed. OCIC SLF is managed by a board consisting of an equal number of representatives appointed by each Member and which acts unanimously. Investment decisions must be approved unanimously by an investment committee consisting of an equal number of representative appointed by each Member.

Prior to the Effective Date, OCIC SLF’s wholly owned subsidiaries, ORCIC JV WH LLC and ORCIC JV WH II entered into revolving loan facilities (the “OCIC SLF SPV Asset Facilities”) and in connection therewith entered into master sale and participation agreements pursuant to which we contributed certain collateral assets to the Subsidiaries and such collateral assets became collateral under the OCIC SLF SPV Asset Facilities.

On the Effective Date, the Company was deemed to have made a capital contribution of approximately $108.9 million and OSTRS acquired a 12.5% interest in OCIC SLF from the Company for approximately $15.6 million. The amount of the Company’s deemed contribution, and OSTRS’ purchase from the Company, were based on the fair value of the OCIC SLF SPV Asset Facility Assets less certain amounts that had been distributed to the Company and subject to certain adjustments. In connection therewith, the Company and OSTRS agreed and acknowledged that OCIC SPV Asset Facility Assets were assets of OCIC SLF as if they had been acquired pursuant to the terms of the LLC Agreement.

The Company has determined that OCIC SLF is an investment company under Accounting Standards Codification 946, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company does not consolidate its non-controlling interest in OCIC SLF.

As of December 31, 2023 and December 31, 2022, OCIC SLF had total investments in senior secured debt at fair value, as determined by an independent valuation firm, of $1.1 billion and $506.2 million, respectively. The determination of fair value is in accordance with FASB ASC 820, as amended; however, such fair value is not included in our valuation process. The following table is a summary of OCIC SLF’s portfolio as well as a listing of the portfolio investments in OCIC SLF’s portfolio as of the following periods:

($ in thousands)	December 31, 2023	December 31, 2022
Total senior secured debt investments(1)	$1,157,358	$529,463
Weighted average spread over base rate(1)	3.8%	4.4%
Number of portfolio companies	192	74
Largest funded investment to a single borrower(1)	$14,420	$14,547
________________
(1)At par.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Blue Owl Credit Income Senior Loan Fund’s Portfolio as of December 31, 2023 ($ in thousands)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Debt Investments
Aerospace and defense
American Airlines, Inc.(7)	First lien senior secured loan	SR +	2.75%	02/2028	1,980	$1,947	$1,976	0.7%
Avolon TLB Borrower 1 (US) LLC(5)	First lien senior secured loan	SR +	2.50%	06/2028	9,490	9,413	9,505	3.1%
Barnes Group, Inc.(5)	First lien senior secured loan	SR +	3.00%	09/2030	6,484	6,437	6,497	2.1%
Bleriot US Bidco, Inc.(6)	First lien senior secured loan	SR +	4.00%	10/2028	5,927	5,847	5,946	2.0%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(5)	First lien senior secured loan	SR +	4.00%	08/2028	1,809	1,797	1,813	0.6%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(5)	First lien senior secured loan	SR +	4.00%	04/2026	4,221	4,194	4,229	1.4%
Peraton Corp.(5)	First lien senior secured loan	SR +	3.75%	02/2028	12,458	12,219	12,474	4.0%
Transdigm Inc.(6)	First lien senior secured loan	SR +	3.25%	02/2031	5,000	4,988	5,019	1.7%
Transdigm, Inc.(6)	First lien senior secured loan	SR +	3.25%	08/2028	2,973	2,967	2,984	1.0%
Transdigm, Inc.(6)	First lien senior secured loan	SR +	3.25%	02/2027	2,970	2,923	2,980	1.0%
Vertex Aerospace Services Corp. (dba V2X)(5)	First lien senior secured loan	SR +	3.25%	12/2028	2,993	2,989	2,994	1.0%
						55,721	56,417	18.6%
Automotive
Belron Finance US LLC(6)	First lien senior secured loan	SR +	2.50%	04/2029	2,488	$2,476	$2,491	0.8%
PAI Holdco, Inc.(6)(8)	First lien senior secured loan	SR +	3.75%	10/2027	6,562	6,141	6,102	2.0%
						8,617	8,593	2.8%
Buildings and real estate
84 Lumber Company(5)	First lien senior secured loan	SR +	2.75%	11/2030	5,212	$5,186	$5,220	1.7%
American Residential Services, LLC(6)(8)	First lien senior secured loan	SR +	3.50%	10/2027	4,488	4,487	4,483	1.5%
Beacon Roofing Supply, Inc.(5)	First lien senior secured loan	SR +	2.50%	05/2028	2,970	2,966	2,980	1.0%
CPG International LLC(5)	First lien senior secured loan	SR +	2.50%	04/2029	6,894	6,865	6,898	2.2%
Cushman & Wakefield U.S. Borrower, LLC(5)(8)	First lien senior secured loan	SR +	4.00%	01/2030	7,000	6,831	6,930	2.3%
Cushman & Wakefield U.S. Borrower, LLC(5)(8)	First lien senior secured loan	SR +	2.75%	08/2025	247	243	246	0.1%
Dodge Construction Network, LLC(6)	First lien senior secured loan	SR +	4.75%	02/2029	5,221	4,911	4,020	1.3%
Greystar Real Estate Partners, LLC (dba Greystar)(6)(8)	First lien senior secured loan	SR +	3.75%	08/2030	6,983	6,883	6,878	2.3%
GYP Holdings III Corp.(5)	First lien senior secured loan	SR +	3.00%	05/2030	2,000	1,990	2,005	0.7%
Quikrete Holdings, Inc.(5)	First lien senior secured loan	SR +	2.75%	03/2029	1,990	1,990	1,995	0.7%
RealPage, Inc.(5)	First lien senior secured loan	SR +	3.00%	04/2028	10,440	9,921	10,345	3.4%
Wrench Group LLC(6)	First lien senior secured loan	SR +	4.00%	04/2026	9,660	9,642	9,669	3.2%
						61,916	61,669	20.4%
Business services
ASGN, Inc.(5)	First lien senior secured loan	SR +	2.25%	08/2030	2,494	$2,488	$2,502	0.8%
Boxer Parent Company Inc. (f/k/a BMC)(5)	First lien senior secured loan	SR +	4.25%	12/2028	6,123	6,050	6,159	2.0%

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Blue Owl Credit Income Senior Loan Fund’s Portfolio as of December 31, 2023 ($ in thousands)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
BrightView Landscapes, LLC(6)	First lien senior secured loan	SR +	3.00%	04/2029	6,519	6,347	6,517	2.2%
Brown Group Holdings, LLC(5)	First lien senior secured loan	SR +	3.75%	07/2029	4,492	4,462	4,503	1.5%
ConnectWise, LLC(6)	First lien senior secured loan	SR +	3.50%	09/2028	10,440	9,939	10,405	3.4%
IDEMIA Group SAS(6)	First lien senior secured loan	SR +	4.75%	09/2028	1,990	1,967	1,994	0.7%
Packers Holdings, LLC(5)	First lien senior secured loan	SR +	3.25%	03/2028	3,928	3,655	2,457	0.8%
Sitel Worldwide Corp.(5)	First lien senior secured loan	SR +	3.75%	08/2028	6,939	6,841	6,648	2.2%
VM Consolidated, Inc.(5)	First lien senior secured loan	SR +	3.25%	03/2028	2,107	2,088	2,114	0.7%
						43,837	43,299	14.3%
Chemicals
Aruba Investments Holdings, LLC (dba Angus Chemical Company)(5)(8)	First lien senior secured loan	SR +	4.75%	11/2027	2,970	$2,799	$2,963	1.0%
Axalta Coating Systems US Holdings Inc.(6)	First lien senior secured loan	SR +	2.50%	12/2029	6,884	6,842	6,900	2.3%
Blue Tree Holdings, Inc.(6)	First lien senior secured loan	SR +	2.50%	03/2028	3,964	3,930	3,935	1.3%
Cyanco Intermediate 2 Corp.(5)	First lien senior secured loan	SR +	4.75%	07/2028	3,990	3,908	3,997	1.2%
DCG Acquisition Corp.(5)	First lien senior secured loan	SR +	4.50%	09/2026	7,383	7,349	7,318	2.4%
H.B. Fuller Company(5)	First lien senior secured loan	SR +	2.25%	02/2030	1,741	1,741	1,743	0.6%
Ineos US Finance LLC(5)	First lien senior secured loan	SR +	3.50%	02/2030	3,486	3,451	3,486	1.2%
Ineos US Finance LLC(5)	First lien senior secured loan	SR +	3.75%	11/2027	2,978	2,888	2,984	1.0%
Ineos US Petrochem LLC(5)(8)	First lien senior secured loan	SR +	3.75%	03/2030	1,990	1,971	1,990	0.7%
Nouryon Finance B.V.(5)	First lien senior secured loan	SR +	4.00%	04/2028	2,488	2,466	2,493	0.8%
Nouryon Finance B.V.(6)	First lien senior secured loan	SR +	4.00%	10/2025	5,785	5,726	5,802	1.9%
Windsor Holdings III LLC(5)	First lien senior secured loan	SR +	4.50%	08/2030	5,736	5,636	5,766	1.9%
						48,707	49,377	16.3%
Consumer products
HomeServe USA Holding Corp.(5)	First lien senior secured loan	SR +	3.00%	10/2030	4,000	$3,961	$4,011	1.3%
Olaplex, Inc.(5)	First lien senior secured loan	SR +	3.50%	02/2029	5,220	4,890	4,816	1.6%
						8,851	8,827	2.9%

Containers and packaging
Berlin Packaging L.L.C.(5)	First lien senior secured loan	SR +	3.75%	03/2028	12,486	$12,094	$12,488	4.1%
BW Holding, Inc.(6)(8)	First lien senior secured loan	SR +	4.00%	12/2028	7,689	7,578	7,151	2.4%
Charter NEX US, Inc.(5)	First lien senior secured loan	SR +	3.75%	12/2027	5,731	5,686	5,750	1.9%
OneDigital Borrower LLC(6)(8)	First lien senior secured loan	SR +	4.25%	11/2027	1,911	1,897	1,907	0.6%
Plaze, Inc.(5)	First lien senior secured loan	SR +	3.75%	08/2026	3,990	3,865	3,870	1.3%
Plaze, Inc.(5)	First lien senior secured loan	SR +	3.50%	08/2026	995	971	965	0.3%
ProAmpac PG Borrower LLC(6)	First lien senior secured loan	SR +	4.50%	11/2028	10,250	10,165	10,253	3.4%
Ring Container Technologies Group, LLC(5)	First lien senior secured loan	SR +	3.50%	08/2028	9,663	9,513	9,678	3.2%
Tricorbraun Holdings, Inc.(5)	First lien senior secured loan	SR +	3.25%	03/2028	10,439	9,981	10,364	3.4%

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Blue Owl Credit Income Senior Loan Fund’s Portfolio as of December 31, 2023 ($ in thousands)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Trident TPI Holdings, Inc.(6)	First lien senior secured loan	SR +	4.50%	09/2028	1,990	1,941	1,989	0.7%
Valcour Packaging, LLC(5)	First lien senior secured loan	SR +	3.75%	10/2028	3,077	3,073	2,405	0.8%
						66,764	66,820	22.1%
Distribution
Aramsco, Inc.(6)(9)(10)	First lien senior secured delayed draw term loan	SR +	4.75%	10/2025	—	$—	$—	—%
Aramsco, Inc.(6)	First lien senior secured loan	SR +	4.75%	10/2030	8,515	8,346	8,497	2.8%
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(5)	First lien senior secured loan	SR +	4.75%	12/2028	5,265	5,216	5,275	1.7%
Dealer Tire, LLC(5)	First lien senior secured loan	SR +	4.50%	12/2027	3,920	3,860	3,927	1.3%
SRS Distribution, Inc.(5)	First lien senior secured loan	SR +	3.50%	06/2028	11,530	10,887	11,534	3.7%
White Cap Supply Holdings, LLC(5)	First lien senior secured loan	SR +	3.75%	10/2027	11,298	10,843	11,317	3.7%
						39,152	40,550	13.2%
Education
Renaissance Learning, Inc.(5)	First lien senior secured loan	SR +	4.75%	04/2030	4,988	$4,905	$4,999	1.7%
Severin Acquisition, LLC (dba Powerschool)(6)	First lien senior secured loan	SR +	3.25%	08/2025	11,451	11,335	11,487	3.7%
Sophia, L.P.(5)	First lien senior secured loan	SR +	4.25%	10/2027	9,664	9,648	9,642	3.2%
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(6)	First lien senior secured loan	SR +	4.50%	10/2030	3,663	3,618	3,671	1.2%
						29,506	29,799	9.8%
Energy equipment and services
AMG Advanced Metallurgical Group N.V(5)	First lien senior secured loan	SR +	3.50%	11/2028	3,430	$3,413	$3,411	1.1%
AZZ Inc.(5)	First lien senior secured loan	SR +	4.25%	05/2029	7,925	7,866	7,952	2.6%
Brookfield WEC Holdings Inc.(5)	First lien senior secured loan	SR +	3.75%	08/2025	3,456	3,439	3,465	1.1%
Calpine Construction Finance Company(5)	First lien senior secured loan	SR +	2.25%	07/2030	1,995	1,980	1,994	0.7%
Pike Corp.(5)	First lien senior secured loan	SR +	3.00%	01/2028	9,800	9,638	9,821	3.1%
Rockwood Service Corp.(5)	First lien senior secured loan	SR +	4.25%	01/2027	6,466	6,451	6,477	2.1%
						32,787	33,120	10.7%

Financial services
Acuris Finance US, Inc. (ION Analytics) (6)	First lien senior secured loan	SR +	4.00%	02/2028	7,619	$7,496	$7,602	2.5%
AlixPartners, LLP(5)	First lien senior secured loan	SR +	2.75%	02/2028	1,492	1,482	1,495	0.5%
AllSpring Buyer(6)	First lien senior secured loan	SR +	3.75%	11/2028	4,938	4,881	4,911	1.6%
Boost Newco Borrower, LLC (dba WorldPay)(6)	First lien senior secured loan	SR +	3.00%	09/2030	12,000	11,940	12,046	4.0%
Citadel Securities, LP(5)	First lien senior secured loan	SR +	2.50%	07/2030	8,968	8,933	8,980	3.0%
Citco Funding LLC(6)	First lien senior secured loan	SR +	3.25%	04/2028	6,234	6,204	6,250	2.1%
Deerfield Dakota Holdings(6)	First lien senior secured loan	SR +	3.75%	04/2027	8,830	8,511	8,734	2.8%
Focus Financial Partners, LLC(5)	First lien senior secured loan	SR +	3.25%	06/2028	4,938	4,864	4,941	1.6%
Focus Financial Partners, LLC(5)	First lien senior secured loan	SR +	3.50%	06/2028	2,993	2,938	2,996	1.0%
Guggenheim Partners Investment Management Holdings, LLC(6)	First lien senior secured loan	SR +	3.25%	12/2029	4,950	4,873	4,954	1.6%

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Blue Owl Credit Income Senior Loan Fund’s Portfolio as of December 31, 2023 ($ in thousands)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Harbourvest Partners, L.P.(6)(8)	First lien senior secured loan	SR +	3.00%	04/2030	2,494	2,458	2,488	0.8%
Helios Software Holdings, Inc.(6)	First lien senior secured loan	SR +	4.25%	07/2030	5,000	4,807	4,988	1.6%
Janus International Group, LLC(6)	First lien senior secured loan	SR +	3.25%	08/2030	4,988	4,958	4,992	1.6%
Saphilux S.a.r.L (dba IQ EQ)(7)	First lien senior secured loan	SR +	4.75%	07/2028	7,500	7,395	7,505	2.5%
The Edelman Financial Engines Center, LLC(5)	First lien senior secured loan	SR +	3.50%	04/2028	3,959	3,880	3,962	1.3%
TMF Sapphire Bidco B.V.(6)	First lien senior secured loan	SR +	5.00%	05/2028	2,500	2,458	2,510	0.8%
USI, Inc.(6)	First lien senior secured loan	SR +	3.25%	09/2030	3,990	3,981	3,991	1.3%
						92,059	93,345	30.6%
Food and beverage
1011778 BC / NEW RED FIN (dba Restaurant Brands)(5)	First lien senior secured loan	SR +	2.25%	09/2030	4,000	$3,981	$3,998	1.3%
AI Aqua Merger Sub, Inc. (dba Culligan International)(5)	First lien senior secured loan	SR +	3.75%	07/2028	2,576	2,571	2,575	0.9%
AI Aqua Merger Sub, Inc. (dba Culligan International)(6)(9)(10)	First lien senior secured delayed draw term loan	SR +	4.25%	12/2024	6,609	6,369	6,605	2.2%
Aramark Services, Inc.(5)	First lien senior secured loan	SR +	2.50%	06/2030	1,990	1,971	1,992	0.7%
Aspire Bakeries Holdings, LLC(5)(8)	First lien senior secured loan	SR +	4.25%	12/2030	5,000	4,950	4,925	1.6%
Balrog Acquisition, Inc. (dba Bakemark)(5)	First lien senior secured loan	SR +	4.00%	09/2028	9,374	9,259	9,213	3.0%
Naked Juice LLC (dba Tropicana)(6)	First lien senior secured loan	SR +	3.25%	01/2029	10,467	9,686	10,100	3.2%
Pegasus BidCo B.V.(6)	First lien senior secured loan	SR +	4.25%	07/2029	7,440	7,332	7,433	2.5%
Shearer's Foods, LLC(5)	First lien senior secured loan	SR +	3.50%	09/2027	8,717	8,216	8,721	2.9%
Simply Good Foods USA, Inc.(5)	First lien senior secured loan	SR +	2.50%	03/2027	2,976	2,956	2,976	1.0%
Utz Quality Foods, LLC(6)	First lien senior secured loan	SR +	3.00%	01/2028	1,153	1,153	1,153	0.4%
						58,444	59,691	19.7%
Healthcare equipment and services
Confluent Medical Technologies, Inc.(6)(8)	First lien senior secured loan	SR +	3.75%	02/2029	9,664	$9,541	$9,615	3.2%
Curium BidCo S.A.R.L (dba Curium Pharma)(6)	First lien senior secured loan	SR +	4.50%	07/2029	6,047	6,026	6,036	2.0%
Dermatology Intermediate Holdings III, Inc.(6)	First lien senior secured loan	SR +	4.25%	03/2029	11,664	11,551	11,252	3.7%
Medline Borrower, LP(5)	First lien senior secured loan	SR +	3.00%	10/2028	6,248	5,910	6,274	2.1%
Natus Medical, Inc.(6)(8)	First lien senior secured loan	SR +	5.50%	07/2029	4,455	4,175	4,143	1.4%
Nexstar Broadcasting, Inc.(5)	First lien senior secured loan	SR +	2.50%	09/2026	4,300	4,302	4,300	1.4%
Resonetics, LLC(6)	First lien senior secured loan	SR +	4.00%	04/2028	6,593	6,511	6,586	2.1%
Zest Acquisition Corp.(5)(8)	First lien senior secured loan	SR +	5.50%	02/2028	8,439	8,180	8,228	2.7%
						56,196	56,434	18.6%
Healthcare providers and services
Covetrus, Inc.(6)	First lien senior secured loan	SR +	5.00%	10/2029	9,429	$8,932	$9,411	3.1%
HAH Group Holding Company LLC (dba Help at Home)(5)(8)	First lien senior secured loan	SR +	5.00%	10/2027	2,685	2,666	2,658	0.9%
HAH Group Holding Company LLC (dba Help at Home)(5)(8)	First lien senior secured loan	SR +	5.00%	10/2027	3,328	3,321	3,295	1.1%

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Blue Owl Credit Income Senior Loan Fund’s Portfolio as of December 31, 2023 ($ in thousands)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
LSCS Holdings, Inc.(5)(8)	First lien senior secured loan	SR +	4.50%	12/2028	9,356	9,182	9,193	3.0%
MJH Healthcare Holdings, LLC(5)	First lien senior secured loan	SR +	3.50%	01/2029	3,793	3,737	3,769	1.2%
Pediatric Associates Holding Company, LLC(5)(8)	First lien senior secured loan	SR +	4.50%	12/2028	1,990	1,916	1,960	0.6%
Pediatric Associates Holding Company, LLC(5)(8)	First lien senior secured loan	SR +	3.25%	12/2028	5,352	5,273	5,165	1.7%
Phoenix Newco, Inc. (dba Parexel)(5)	First lien senior secured loan	SR +	3.25%	11/2028	7,369	7,136	7,408	2.4%
Physician Partners, LLC(6)	First lien senior secured loan	P +	4.00%	12/2028	9,850	9,381	9,283	3.1%
Premise Health Holding(6)(8)	First lien senior secured loan	SR +	4.75%	07/2025	3,201	3,178	3,185	1.1%
Select Medical Corp.(5)	First lien senior secured loan	SR +	3.00%	03/2027	2,985	2,971	2,982	1.1%
Surgery Center Holdings, Inc.(6)	First lien senior secured loan	SR +	3.50%	12/2030	2,416	2,392	2,423	0.8%
						60,085	60,732	20.1%
Healthcare technology
Athenahealth Group Inc.(5)	First lien senior secured loan	SR +	3.25%	02/2029	9,308	$8,644	$9,257	3.1%
Bracket Intermediate Holding Corp.(6)	First lien senior secured loan	SR +	5.00%	05/2028	6,835	6,681	6,825	2.3%
Gainwell Acquisition Corp.(6)	First lien senior secured loan	SR +	4.00%	10/2027	7,859	7,695	7,623	2.5%
GHX Ultimate Parent Corporation(6)	First lien senior secured loan	SR +	4.75%	06/2027	2,985	2,920	2,986	1.0%
Imprivata, Inc.(5)	First lien senior secured loan	SR +	4.25%	12/2027	9,664	9,515	9,692	3.1%
IQVIA, Inc.(6)	First lien senior secured loan	SR +	2.00%	01/2031	4,111	4,111	4,123	1.4%
PointClickCare Technologies Inc.PointClickCare Technologies Inc(6)(8)	First lien senior secured loan	SR +	3.00%	12/2027	1,985	1,957	1,980	0.7%
R1 RCM Inc.(6)(8)	First lien senior secured loan	SR +	3.50%	06/2029	5,000	4,940	5,000	1.7%
R1 RCM Inc.(5)	First lien senior secured loan	SR +	3.00%	06/2029	3,970	3,970	3,966	1.3%
Verscend Holding Corp.(5)	First lien senior secured loan	SR +	4.00%	08/2025	9,843	9,763	9,851	3.3%
Zelis Cost Management Buyer, Inc.(5)	First lien senior secured loan	SR +	3.50%	09/2026	4,454	4,451	4,459	1.5%
						64,647	65,762	21.9%
Household products
Samsonite International S.A.(5)	First lien senior secured loan	SR +	2.75%	06/2030	1,990	$1,981	$1,990	0.7%
						1,981	1,990	0.7%
Human resource support services
AQ Carver Buyer, Inc. (dba CoAdvantage)(7)	First lien senior secured loan	SR +	5.50%	08/2029	4,738	$4,680	$4,750	1.6%
iSolved, Inc.(6)	First lien senior secured loan	SR +	4.00%	10/2030	6,250	6,188	6,250	2.0%
						10,868	11,000	3.6%
Infrastructure and environmental services
Asplundh Tree Expert, LLC(5)	First lien senior secured loan	SR +	1.75%	09/2027	1,430	$1,426	$1,430	0.5%
Madison IAQ, LLC(5)	First lien senior secured loan	SR +	3.25%	06/2028	8,355	8,200	8,317	2.7%
Osmose Utilities Services, Inc.(5)	First lien senior secured loan	SR +	3.25%	06/2028	8,466	7,938	8,452	2.8%
USIC Holdings, Inc.(6)	First lien senior secured loan	SR +	3.50%	05/2028	2,947	2,824	2,919	1.0%
						20,388	21,118	7.0%
Insurance

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Blue Owl Credit Income Senior Loan Fund’s Portfolio as of December 31, 2023 ($ in thousands)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Acrisure, LLC(6)	First lien senior secured loan	SR +	4.50%	12/2030	9,222	$8,876	$9,229	3.0%
AssuredPartners, Inc.(5)	First lien senior secured loan	SR +	3.75%	02/2027	7,705	7,568	7,718	2.6%
Broadstreet Partners, Inc.(5)	First lien senior secured loan	SR +	3.00%	01/2027	2,067	2,050	2,067	0.7%
Broadstreet Partners, Inc.(5)	First lien senior secured loan	SR +	3.75%	01/2029	5,993	5,950	6,002	2.0%
Hub International(6)	First lien senior secured loan	SR +	4.25%	06/2030	7,980	7,903	8,010	2.6%
Hyperion Refinance S.a.r.l (dba Howden Group)(6)	First lien senior secured loan	SR +	4.00%	04/2030	3,970	3,821	3,974	1.3%
IMA Financial Group, Inc.(5)(8)	First lien senior secured loan	SR +	3.75%	11/2028	5,968	5,938	5,953	2.0%
						42,106	42,953	14.2%
Internet software and services
Aptean, Inc.(5)	First lien senior secured loan	SR +	4.25%	04/2026	2,136	$2,128	$2,129	0.7%
Barracuda Parent, LLC(6)	First lien senior secured loan	SR +	4.50%	08/2029	10,494	10,095	10,219	3.4%
Cloud Software Group, Inc.(6)	First lien senior secured loan	SR +	4.50%	03/2029	4,987	4,764	4,862	1.6%
DCert Buyer, Inc.(5)	First lien senior secured loan	SR +	4.00%	10/2026	7,206	7,171	7,131	2.4%
Delta TopCo, Inc. (dba Infoblox, Inc.)(7)	First lien senior secured loan	SR +	3.75%	12/2027	13,147	12,393	13,114	4.3%
Dun & Bradstreet Corporation, The(5)	First lien senior secured loan	SR +	2.75%	02/2026	995	995	996	0.3%
E2open, LLC(5)	First lien senior secured loan	SR +	3.50%	02/2028	8,340	8,238	8,338	2.8%
Idera, Inc.(6)	First lien senior secured loan	SR +	3.75%	03/2028	6,518	6,360	6,476	2.1%
Infinite Bidco LLC(6)	First lien senior secured loan	SR +	3.75%	03/2028	3,568	3,464	3,464	1.1%
McAfee Corp.(5)	First lien senior secured loan	SR +	3.75%	03/2029	6,261	6,021	6,218	2.1%
MeridianLink, Inc.(6)	First lien senior secured loan	SR +	3.00%	11/2028	7,475	7,445	7,467	2.5%
Mitnick Corporate Purchaser, Inc.(6)	First lien senior secured loan	SR +	4.50%	05/2029	7,882	7,421	7,434	2.5%
Perforce Software, Inc.(5)	First lien senior secured loan	SR +	3.75%	07/2026	4,964	4,765	4,902	1.6%
Project Alpha Intermediate Holding, Inc.(5)	First lien senior secured loan	SR +	4.75%	10/2030	8,000	7,843	8,026	2.7%
Project Sky Merger Sub, Inc.(6)	First lien senior secured loan	SR +	3.75%	10/2028	2,500	2,476	2,472	0.8%
Quartz Acquireco, LLC (dba Qualtrics AcquireCo, LLC)(5)(8)	First lien senior secured loan	SR +	3.50%	06/2030	3,990	3,952	3,960	1.3%
SONICWALL US Holdings, Inc.(6)	First lien senior secured loan	SR +	5.00%	05/2028	9,000	8,700	8,888	2.8%
Sophos Holdings, LLC(5)	First lien senior secured loan	SR +	3.50%	03/2027	10,438	10,263	10,451	3.3%
UST Holdings, Ltd.(5)(8)	First lien senior secured loan	SR +	3.50%	11/2028	8,538	8,515	8,389	2.8%
Vertiv Group Corp.(5)	First lien senior secured loan	SR +	2.50%	03/2027	1,516	1,516	1,521	0.5%
VS Buyer LLC(6)	First lien senior secured loan	SR +	3.25%	02/2027	2,969	2,969	2,973	1.0%
						127,494	129,430	42.6%
Investment funds and vehicle
Finco I, LLC(6)	First lien senior secured loan	SR +	3.00%	06/2029	3,982	$3,971	$3,994	1.3%
						3,971	3,994	1.3%
Leisure and entertainment
Delta 2 (Lux) SARL (dba Formula One)(6)	First lien senior secured loan	SR +	2.25%	01/2030	3,000	$2,983	$3,006	1.0%
						2,983	3,006	1.0%
Manufacturing

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Blue Owl Credit Income Senior Loan Fund’s Portfolio as of December 31, 2023 ($ in thousands)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Altar Bidco, Inc.(7)	First lien senior secured loan	SR +	3.10%	02/2029	4,715	$4,530	$4,702	1.6%
Columbus McKinnon Corp.(6)	First lien senior secured loan	SR +	2.75%	05/2028	463	460	463	0.2%
DXP Enterprises, Inc.(7)(8)	First lien senior secured loan	SR +	4.75%	10/2030	10,408	10,254	10,382	3.4%
EMRLD Borrower LP (dba Emerson Climate Technologies, Inc.)(5)	First lien senior secured loan	SR +	3.00%	05/2030	9,345	9,257	9,372	3.1%
Engineered Machinery Holdings, Inc. (dba Duravant)(6)	First lien senior secured loan	SR +	3.50%	05/2028	7,538	7,485	7,474	2.5%
Entegris, Inc.(5)	First lien senior secured loan	SR +	2.50%	07/2029	1,620	1,620	1,625	0.5%
Filtration Group Corporation(5)	First lien senior secured loan	SR +	4.25%	10/2028	3,970	3,933	3,983	1.3%
Gates Global LLC(5)	First lien senior secured loan	SR +	3.00%	11/2029	2,972	2,920	2,979	1.0%
Pro Mach Group, Inc.(5)	First lien senior secured loan	SR +	4.00%	08/2028	10,440	10,214	10,460	3.3%
Pro Mach Group, Inc.(5)(8)	First lien senior secured loan	SR +	5.00%	08/2028	3,980	3,807	4,000	1.3%
Refficiency Holdings, LLC (dba Legence)(5)	First lien senior secured loan	SR +	3.50%	12/2027	7,574	7,541	7,572	2.4%
Summit Materials, LLC(6)	First lien senior secured loan	SR +	2.50%	11/2028	4,339	4,328	4,352	1.4%
Watlow Electric Manufacturing Company(6)	First lien senior secured loan	SR +	3.75%	03/2028	10,558	10,433	10,541	3.5%
						76,782	77,905	25.5%
Pharmaceuticals
Fortrea Holdings Inc.(5)	First lien senior secured loan	SR +	3.75%	07/2030	3,399	$3,371	$3,394	1.1%
						3,371	3,394	1.1%
Professional services
Apex Group Treasury, LLC(6)(8)	First lien senior secured loan	SR +	3.75%	07/2028	4,888	$4,727	$4,863	1.6%
Apex Group Treasury, LLC(6)(8)	First lien senior secured loan	SR +	5.00%	07/2028	7,232	7,011	7,232	2.4%
Arsenal AIC Parent, LLC (dba Arconic)(5)	First lien senior secured loan	SR +	4.50%	08/2030	4,738	4,708	4,751	1.6%
Camelot U.S. Acquisition 1 Co.(5)	First lien senior secured loan	SR +	3.00%	10/2026	2,943	2,930	2,946	1.0%
Corporation Service Company(5)	First lien senior secured loan	SR +	3.25%	11/2029	1,787	1,783	1,790	0.6%
Element Solutions, Inc.(6)(8)	First lien senior secured loan	SR +	2.00%	12/2030	4,811	4,799	4,799	1.6%
EM Midco2 Ltd. (dba Element Materials Technology)(6)	First lien senior secured loan	SR +	4.25%	06/2029	9,014	8,911	8,913	2.9%
Genuine Financial Holdings, LLC(5)	First lien senior secured loan	SR +	4.00%	09/2030	7,220	7,115	7,189	2.4%
Omnia Partners, LLC(6)	First lien senior secured loan	SR +	4.25%	07/2030	6,594	6,576	6,631	2.2%
Omnia Partners, LLC(6)(9)(10)	First lien senior secured delayed draw term loan	SR +	4.25%	01/2024	—	(2)	—	—%
Red Ventures, LLC(6)	First lien senior secured loan	SR +	3.00%	03/2030	3,970	3,933	3,955	1.2%
Skopima Merger Sub Inc.(5)	First lien senior secured loan	SR +	4.00%	05/2028	5,716	5,477	5,687	1.9%
Sovos Compliance, LLC(5)	First lien senior secured loan	SR +	4.50%	08/2028	10,440	10,144	10,297	3.4%
Vistage Worldwide, Inc.(6)(8)	First lien senior secured loan	SR +	5.25%	07/2029	9,776	9,636	9,752	3.2%
						77,748	78,805	26.0%
Specialty retail
Pilot Travel Centers LLC(5)	First lien senior secured loan	SR +	2.00%	08/2028	796	$791	$798	0.3%
						791	798	0.3%
Telecommunications

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Blue Owl Credit Income Senior Loan Fund’s Portfolio as of December 31, 2023 ($ in thousands)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Cable One, Inc.(5)	First lien senior secured loan	SR +	2.00%	05/2028	3,274	$3,268	$3,255	1.1%
Ciena Corp.(5)	First lien senior secured loan	SR +	2.00%	10/2030	3,990	3,978	3,997	1.2%
Cogeco Communications (USA) II L.P.(5)	First lien senior secured loan	SR +	2.50%	09/2028	2,974	2,961	2,919	1.0%
Park Place Technologies, LLC(5)	First lien senior secured loan	SR +	5.00%	11/2027	9,662	9,253	9,597	3.2%
Zayo Group Holdings, Inc.(5)	First lien senior secured loan	SR +	4.25%	03/2027	9,825	8,506	8,404	2.8%
						27,966	28,172	9.3%
Transportation
Echo Global Logistics, Inc.(5)	First lien senior secured loan	SR +	3.50%	11/2028	1,138	$1,118	$1,111	0.4%
KKR Apple Bidco, LLC(6)	First lien senior secured loan	SR +	3.50%	09/2028	2,055	2,051	2,061	0.7%
Safe Fleet Holdings, LLC(5)	First lien senior secured loan	SR +	3.75%	02/2029	3,965	3,924	3,971	1.3%
Uber Technologies, Inc.(6)	First lien senior secured loan	SR +	2.75%	03/2030	3,164	3,156	3,171	1.0%
						10,249	10,314	3.4%
Total Debt Investments						$1,133,987	$1,147,314	378.2%
Total Investments						$1,133,987	$1,147,314	378.2%

________________
(1)Unless otherwise indicated, OCIC SLF’s investments are pledged as collateral supporting the amounts outstanding under OCIC SLF’s SPV Asset Facilities.
(2)The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)Unless otherwise indicated, all investments are considered Level 2 investments.
(4)Unless otherwise indicated, loan contains a variable rate structure, which may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “SR”) (which can include one-, three-, six- or twelve-month SOFR), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(5)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2023 was 5.35%.
(6)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2023 was 5.33%.
(7)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2023 was 5.16%.
(8)Level 3 investment.
(9)Position or portion thereof is an unfunded loan commitment.
(10)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

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
(2)Unless otherwise indicated, OCIC SLF’s investments are pledged as collateral supporting the amounts outstanding under OCIC SLF’s SPV Asset Facilities.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
Below is selected balance sheet information for OCIC SLF as of the following periods:

($ in thousands)	December 31, 2023	December 31, 2022
Assets
Investments at fair value (amortized cost of $1,133,987 and $507,996, respectively)	$1,147,314	$506,202
Cash	102,559	15,237
Interest receivable	4,160	2,202
Receivable due on investments sold	14,593	4,622
Prepaid expenses and other assets	—	151
Total Assets	$1,268,626	$528,414
Liabilities
Debt (net of unamortized debt issuance costs of $8,292 and $3,509, respectively)	$861,928	$343,035
Payable for investments purchased	73,821	13,958
Interest payable	10,260	1,522
Return of capital payable	—	4,489
Distribution payable	9,546	3,624
Accrued expenses and other liabilities	567	1,337
Total Liabilities	$956,122	$367,965
Members’ Equity
Members’ Equity	312,504	160,449
Total Members’ Equity	312,504	160,449
Total Liabilities and Members’ Equity	$1,268,626	$528,414
Below is selected statement of operations information for OCIC SLF as of the following periods:

	For the Year Ended December 31, 2023	For the Period Ended December 31, 2022(1)
Investment Income
Interest income	$78,002	$7,202
Other income	88	116
Total Investment Income	78,090	7,318
Operating Expenses
Interest expense	$38,547	$3,300
Professional fees	1,375	158
Other general and administrative	691	77
Total Operating Expenses	40,613	3,535
Net Investment Income	$37,477	$3,783
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	15,121	(1,657)
Net realized gain (loss) on investments	(1,381)	(84)
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	13,740	(1,741)
Net Increase in Members’ Equity Resulting from Operations	$51,217	$2,042

(1) OCIC SLF commenced principal operations as a joint venture on November 2, 2022.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
Note 5. Fair Value of Financial Instruments

Investments

The following table presents the fair value hierarchy of cash, investments, and derivatives as of the following periods:

	Fair Value Hierarchy as of December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted cash)	$415,384	$—	$—	$415,384
Investments:
First-lien senior secured debt investments(1)	—	2,248,212	11,540,505	13,788,717
Second-lien senior secured debt investments	—	249,417	935,338	1,184,755
Unsecured debt investments	—	55,643	189,018	244,661
Preferred equity investments(2)	—	—	721,545	721,545
Common equity investments(3)	—	—	448,974	448,974
Subtotal	$—	$2,553,272	$13,835,380	$16,388,652
Investments measured at NAV(4)	—	—	—	273,441
Total investments at fair value	$—	$2,553,272	$13,835,380	$16,662,093
Derivatives:
Interest rate swaps	—	18,650	—	18,650
_______________
(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing.
(3)Includes equity investments in Amergin AssetCo and Fifth Season.
(4)Includes equity investment in OCIC SLF, which is measured at fair value using the net asset value per share (or its equivalent) practical expedient and has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

	Fair Value Hierarchy as of December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted cash)	$225,247	$—	$—	$225,247
Investments:
First-lien senior secured debt investments	—	845,039	7,603,501	8,448,540
Second-lien senior secured debt investments	—	123,639	1,019,223	1,142,862
Unsecured debt investments	—	—	211,328	211,328
Preferred equity investments(1)	—	—	500,023	500,023
Common equity investments(2)	—	—	264,437	264,437
Subtotal	$—	$968,678	$9,598,512	$10,567,190
Investments measured at NAV(3)	—	—	—	140,394
Total investments at fair value	$—	$968,678	$9,598,512	$10,707,584
Derivatives:
Interest rate swaps	—	4,003	—	4,003
_______________
(1)Includes equity investment in LSI Financing.
(2)Includes equity investments in Amergin AssetCo and Fifth Season.
(3)Includes equity investment in OCIC SLF, which is measured at fair value using the net asset value per share (or its equivalent) practical expedient and has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

	As of and for the Year Ended December 31, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$7,603,501	$1,019,223	$211,328	$500,023	$264,437	$9,598,512
Purchases of investments, net	5,249,380	1	613	151,149	167,162	5,568,305
Payment-in-kind	52,601	7,946	19,762	63,737	168	144,214
Proceeds from investments, net	(1,217,587)	—	(3)	(17,205)	(2,313)	(1,237,108)
Net change in unrealized gain (loss)	44,801	11,984	4,936	21,804	16,702	100,227
Net realized gains (losses)	(3,869)	—	—	490	—	(3,379)
Net amortization/accretion of premium/discount on investments	34,907	1,136	224	1,547	—	37,814
Transfers between investment types	(2,818)	—	—	—	2,818	—
Transfers into (out of) Level 3(1)	(220,411)	(104,952)	(47,842)	—	—	(373,205)
Fair value, end of period	$11,540,505	$935,338	$189,018	$721,545	$448,974	$13,835,380

(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2023, transfers out of Level 3 into Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Year Ended December 31, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,328,346	$450,477	$2,116	$56,970	$71,705	$2,909,614
Purchases of investments, net	5,630,112	638,252	209,667	431,520	176,834	7,086,385
Payment-in-kind	27,279	4,850	9,622	21,651	82	63,484
Proceeds from investments, net	(406,080)	(39,832)	(142)	(773)	—	(446,827)
Net change in unrealized gain (loss) on investments	(14,492)	(30,402)	(10,188)	(10,284)	15,816	(49,550)
Net realized gain (loss) on investments	(797)	—	(23)	202	—	(618)
Net amortization/accretion of premium/discount on investments	14,148	853	276	737	—	16,014
Transfers into (out of) Level 3(1)	24,985	(4,975)	—	—	—	20,010
Fair value, end of period	$7,603,501	$1,019,223	$211,328	$500,023	$264,437	$9,598,512

(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2022, transfers out of Level 3 into Level 2 and transfers into Level 3 from Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies.

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
The below tables present information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the Year Ended December 31, 2023 on Investments Held at December 31, 2023	Net change in unrealized gain (loss) for the Year Ended December 31, 2022 on Investments Held at December 31, 2022	Net change in unrealized gain (loss) for the Years Ended December 31, 2021 on Investments Held at December 31, 2021
First-lien senior secured debt investments	$36,952	$(14,443)	$817
Second-lien senior secured debt investments	11,608	(29,804)	1,461
Unsecured debt investments	4,935	(10,188)	(48)
Preferred equity investments	21,805	(10,270)	274
Common equity investments	16,697	16,131	446
Total Investments	$91,997	$(48,574)	$2,950
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2023 and December 31, 2022. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

	As of December 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$9,713,556	Yield Analysis	Market Yield	7.4% - 22.2% (11.6%)	Decrease
	1,826,949	Recent Transaction	Transaction Price	97.0% - 99.8% (98.6%)	Increase
Second-lien senior secured debt investments	$935,338	Yield Analysis	Market Yield	11.4% - 17.7% (14.6%)	Decrease
Unsecured debt investments	$188,992	Yield Analysis	Market Yield	10.6% - 17.2% (12.0%)	Decrease
	26	Market Approach	EBITDA Multiple	11.8x - 11.8x (11.8x)	Increase
Preferred equity investments	$642,464	Yield Analysis	Market Yield	10.4% - 25.8% (14.4%)	Decrease
	79,081	Recent Transaction	Transaction Price	98.0% - 107.5% (104.2%)	Increase
Common equity investments	$251,028	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	148,706	Market Approach	EBITDA Multiple	6.0x - 34.5x (16.1x)	Increase
	47,978	Market Approach	Revenue Multiple	1.9x - 14.7x (10.5x)	Increase
	1,253	Yield Analysis	Market Yield	8.0% - 8.0% (8.0%)	Decrease
	9	Market Approach	Gross Profit Multiple	9.9x - 9.9x (9.9x)	Increase

	As of December 31, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$7,274,929	Yield Analysis	Market Yield	8.2% - 19.3% (11.9%)	Decrease
	323,358	Recent Transaction	Transaction Price	96.8% - 99.0% (98.0%)	Increase
	5,214	Collateral Analysis	Recovery Rate	51.0% - 51.0% (51.0%)	Increase
Second-lien senior secured debt investments	$862,487	Yield Analysis	Market Yield	11.9% - 25.2% (15.7%)	Decrease
	156,736	Recent Transaction	Transaction Price	98.0% - 98.0% (98.0%)	Increase
Unsecured debt investments	$211,304	Yield Analysis	Market Yield	10.8% - 20.2% (13.1%)	Decrease
	24	Market Approach	EBITDA Multiple	14.3x - 14.3x (14.3x)	Increase
Preferred equity investments	$477,863	Yield Analysis	Market Yield	11.9% - 17.9% (14.6%)	Decrease
	22,157	Recent Transaction	Transaction Price	96.5% - 100.0% (97.5%)	Increase
	3	Market Approach	EBITDA Multiple	11.5x - 11.5x (11.5x)	Increase
Common equity investments	$105,049	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	129,098	Market Approach	EBITDA Multiple	11.0x - 31.6x (15.8x)	Increase
	30,284	Market Approach	Revenue Multiple	1.8x - 16.6x (12.9x)	Increase
	6	Market Approach	Gross Profit Multiple	8.6x - 8.6x (8.6x)	Increase
The fair value of the Company’s performing Level 3 debt investments is typically determined utilizing a yield analysis. In a yield analysis, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to the expected life, portfolio company performance since close, and other terms and risks associated with an investment. Among other factors, a determinant of risk is the amount of leverage used by the portfolio company relative to its total enterprise value, and the rights and remedies of the Company’s investment within the portfolio company’s capital structure.

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

Significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 debt investments primarily include current market yields, including relevant market indices, but may also include quotes from brokers, dealers, and pricing services as indicated by comparable investments. For the Company’s Level 3 equity investments, a market

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
approach, based on comparable financial performance multiples such as publicly-traded company and comparable market transaction multiples of revenues, earnings before income taxes, depreciation and amortization (“EBITDA”), or some combination thereof and comparable market transactions typically would be used.

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following tables present the carrying and fair values of the Company’s debt obligations as of the following periods.

	December 31, 2023		December 31, 2022
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility(3)	$611,396	$611,395	$288,636	$288,636
SPV Asset Facility I	468,920	468,920	437,241	437,241
SPV Asset Facility II	1,710,745	1,710,744	1,528,048	1,528,048
SPV Asset Facility III	513,046	513,045	549,851	549,851
SPV Asset Facility IV	246,296	246,296	460,869	460,869
SPV Asset Facility V	197,005	197,005	—	—
SPV Asset Facility VI	152,994	152,994	—	—
CLO VIII	287,907	287,907	287,946	287,946
CLO XI	258,144	258,144	—	—
CLO XII	258,002	258,002	—	—
March 2025 Notes	496,586	492,500	495,309	485,000
September 2026 Notes	344,682	319,375	344,226	299,250
February 2027 Notes	496,699	472,500	493,735	447,500
September 2027 Notes	598,564	619,500	591,550	597,449
June 2028 Notes	640,012	672,750	—	—
January 2029 Notes	546,975	566,500	—	—
Total Debt	$7,827,973	$7,847,577	$5,477,411	$5,381,790

(1)The carrying values of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, SPV Asset Facility V, SPV Asset Facility VI, CLO VIII, CLO XI, CLO XII, March 2025 Notes, September 2026 Notes, February 2027 Notes, September 2027 Notes, June 2028 Notes, and January 2029 Notes are presented net of unamortized debt issuance costs of $16.6 million, $6.1 million, $7.3 million, $9.0 million, $3.7 million, $3.0 million, $7.0 million, $2.1 million, $1.9 million, $2.0 million, $3.4 million, $5.4 million, $3.3 million, $6.9 million, $9.9 million, and $13.6 million, respectively.
(2)The carrying values of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO VIII, March 2025 Notes, September 2026 Notes, February 2027 Notes, and September 2027 Notes are presented net of unamortized debt issuance costs of $13.6 million, $3.2 million, $10.0 million, $5.1 million, $4.1 million, $2.1 million, $4.7 million, $5.8 million, $6.3 million, and $8.4 million, respectively.
(3)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.

The below table presents fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	December 31, 2023	December 31, 2022
Level 1	$—	$—
Level 2	3,143,125	1,829,199
Level 3	4,704,452	3,552,591
Total Debt	$7,847,577	$5,381,790

Financial Instruments Not Carried at Fair Value

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
As of December 31, 2023 and December 31, 2022, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 209% and 193% as of December 31, 2023 and December 31, 2022, respectively.

Debt obligations consisted of the following as of the following periods:

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$1,945,000	$628,128	$1,316,872	$611,396
SPV Asset Facility I	525,000	475,000	50,000	468,920
SPV Asset Facility II	1,800,000	1,718,000	82,000	1,710,745
SPV Asset Facility III	1,000,000	522,000	289,180	513,046
SPV Asset Facility IV	500,000	250,000	61,848	246,296
SPV Asset Facility V	300,000	200,000	12,439	197,005
SPV Asset Facility VI	750,000	160,000	18,188	152,994
CLO VIII	290,000	290,000	—	287,907
CLO XI	260,000	260,000	—	258,144
CLO XII	260,000	260,000	—	258,002
March 2025 Notes	500,000	500,000	—	496,586
September 2026 Notes	350,000	350,000	—	344,682
February 2027 Notes	500,000	500,000	—	496,699
September 2027 Notes(4)	600,000	600,000	—	598,564
June 2028 Notes	650,000	650,000	—	640,012
January 2029 Notes(4)	550,000	550,000	—	546,975
Total Debt	$10,780,000	$7,913,128	$1,830,527	$7,827,973

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying values of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, SPV Asset Facility V, SPV Asset Facility VI, CLO VIII, CLO XI, CLO XII, March 2025 Notes, September 2026 Notes, February 2027 Notes, September 2027 Notes, June 2028 Notes, and January 2029 Notes are presented net of unamortized debt issuance costs of $16.6 million, $6.1 million, $7.3 million, $9.0 million, $3.7 million, $3.0 million, $7.0 million, $2.1 million, $1.9 million, $2.0 million, $3.4 million, $5.4 million, $3.3 million, $6.9 million, and $9.9 million, and $13.6 million, respectively.
(3)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
(4)Inclusive of change in fair market value of effective hedge.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

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
(2)The carrying values of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, CLO VIII, March 2025 Notes, September 2026 Notes, February 2027 Notes, and September 2027 Notes are presented net of unamortized debt issuance costs of $13.6 million, $3.2 million, $10.0 million, $5.1 million, $4.1 million, $2.1 million, $4.7 million, $5.8 million, $6.3 million, and $8.4 million, respectively.
(3)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.

The below table represents the components of interest expense for the following periods:

	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Interest expense	$457,035	$190,110	$12,619
Amortization of debt issuance costs	17,912	10,657	1,638
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items(1)	(2,114)	(449)	—
Total Interest Expense	$472,833	$200,318	$14,257
Average interest rate	7.0%	4.8%	2.8%
Average daily borrowings	$6,461,477	$3,879,321	$447,117

(1)Refer to the September 2027 and January 2029 Notes for details on the facility’s interest rate swap.

Promissory Note

On October 15, 2020, the Company as borrower, entered into a Loan Agreement (the “Loan Agreement”) with Owl Rock Feeder FIC ORCIC Debt LLC (“Feeder FIC Debt”), an affiliate of the Adviser, as lender, to enter into revolving promissory notes (the “Promissory Notes”) to borrow up to an aggregate of $50.0 million from Feeder FIC Debt. The Loan Agreement was subsequently amended on March 31, 2021, August 26, 2021, September 13, 2021, and March 8, 2022, and amended and restated on May 12, 2021. Prior to June 22, 2022, the aggregate amount that could be borrowed under the Loan Agreement was $250.0 million and the stated maturity date was February 28, 2023.

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
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
Revolving Credit Facility
On August 11, 2022, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”), which amends and restates in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of April 14, 2021 (as amended, restated, supplemented or otherwise modified prior to August 11, 2022). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each an “Revolving Credit Lender” and collectively, the “Revolving Credit Lenders”) and Sumitomo Mitsui Banking Corporation, as Administrative Agent. On November 2, 2023, the parties to the Revolving Credit Facility entered into an amendment, including to extend the availability period and maturity date for certain lenders, convert a portion of the existing revolver availability into term loan availability, reduce the credit adjustment spread to 0.10% for all Loan tenors and make various other changes. The following describes the terms of the Revolving Credit Facility amended through November 2, 2023 (the “Revolving Credit Facility First Amendment Date”).
The Revolving Credit Facility is guaranteed by certain domestic subsidiaries of the Company in existence as of the Revolving Credit Facility First Amendment Date, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
The maximum principal amount of the Revolving Credit Facility is $1.95 billion (increased from $1.55 billion to $1.78 billion on September 22, 2022, increased from $1.78 billion to $1.80 billion on October 5, 2022, increased from $1.80 billion to $1.85 billion on November 22, 2022, increased from $1.85 billion to $1.90 billion on November 2, 2023 and increased from $1.90 billion to $1.95 billion on December 4, 2023), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $2.84 billion through the Company’s exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
As of the Revolving Credit Facility First Amendment Date, the availability period under the Revolving Credit Facility will terminate on August 11, 2026 with respect to $200.0 million of commitments (the “Non-Extending Commitments”), and on November 2, 2027 with respect to the remaining commitments (such remaining commitments, the “Extending Commitments”) (together, the “Revolving Credit Facility Commitment Termination Date”). The Revolving Credit Facility will mature on August 11, 2027 with respect to the Non-Extending Commitments and will mature on November 2, 2028 with respect to the Extending Commitments (together, the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
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
SPV Asset Facility I
On September 16, 2021 (the “SPV Asset Facility I Closing Date”), Core Income Funding I LLC (“Core Income Funding I”), a Delaware limited liability company and newly formed wholly-owned subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility I”), with Core Income Funding I, as borrower, the lenders from time to time parties thereto (the “SPV Asset Facility I Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company as Collateral Agent and Alter Domus (US) LLC as Document Custodian. The following describes the terms of the SPV Asset Facility I as amended through June 20, 2023 (the “SPV Asset Facility I Second Amendment Date”).
From time to time, the Company expects to sell and contribute certain investments to Core Income Funding I pursuant to a Sale and Contribution Agreement by and between the Company and Core Income Funding I. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by Core Income Funding I, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Core Income Funding I through its ownership of Core Income Funding I. The maximum principal amount of the Credit Facility is $525.0 million (decreased from $550.0 million on the SPV Asset Facility I Second Amendment Date); the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of Core Income Funding I’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
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
Borrowings of Core Income Funding I are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.
SPV Asset Facility II
On October 5, 2021 (the “SPV Asset Facility II Closing Date”), Core Income Funding II LLC (“Core Income Funding II”), a Delaware limited liability company and our newly formed subsidiary entered into a loan and financing and servicing agreement (as amended through the date hereof, the “SPV Asset Facility II”), with Core Income Funding II, as borrower, us, as equityholder and service provider, the lenders from time to time parties thereto (the “SPV Asset Facility II Lenders”), Deutsche Bank AG, New York

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
Branch, as Facility Agent, State Street Bank and Trust Company, as collateral agent, and Alter Domus (US) LLC as collateral custodian. The following describes the terms of the SPV Asset Facility II as amended through August 1, 2022 (the “SPV Asset Facility II Sixth Amendment Date”).
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
Amounts drawn under the SPV Asset Facility II bear interest at Term SOFR (or, in the case of certain SPV Asset Facility II Lenders that are commercial paper conduits, the lower of (a) their cost of funds and (b) Term SOFR, such Term SOFR not to be lower than zero) plus a spread equal to 2.00% per annum, which spread will increase (a) on and after the end of the Revolving Period by 0.15% per annum if no event of default has occurred and (b) by 2.00% per annum upon the occurrence of an event of default (such spread, the “Applicable Margin”). Term SOFR may be replaced as a base rate under certain circumstances. During the Revolving Period, Core Income Funding II will pay an undrawn fee ranging from 0.00% to 0.25% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. During the Revolving Period, if the undrawn commitments are in excess of a certain portion (initially 12.5% and increasing in stages to 25%, 50% and 75%) of the total commitments under the SPV Asset Facility II, Core Income Funding II will also pay a make-whole fee equal to the Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess. Core Income Funding II will also pay Deutsche Bank AG, New York Branch, certain fees (and reimburse certain expenses) in connection with its role as facility agent. The SPV Asset Facility II contains customary covenants, including certain financial maintenance covenants, limitations on the activities of Core Income Funding II, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of Core Income Funding II and on any payments received by Core Income Funding II in respect of those assets. Assets pledged to the SPV Asset Facility II Lenders will not be available to pay the Company’s debts.
Borrowings of Core Income Funding II are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.
SPV Asset Facility III
On March 24, 2022 (the “SPV Asset Facility III Closing Date”), Core Income Funding III LLC (“Core Income Funding III”), a Delaware limited liability company and newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility III”), with Core Income Funding III, as borrower, the Adviser, as servicer, the lenders from time to time parties thereto (the “SPV Asset Facility III Lenders”), Bank of America, N.A., as administrative agent, State Street Bank and Trust Company, as collateral agent, Alter Domus (US) LLC as collateral custodian and Bank of America, N.A., as sole lead arranger and sole book manager. On November 21, 2023, the parties to the SPV Asset Facility III entered into an amendment, including to increase the maximum principal amount available under the facility, extend the availability period and maturity date, change the interest rate and make various other changes. The following describes the terms of SPV Asset Facility III amended through November 21, 2023 (the “SPV Asset Facility III First Amendment Date”).
From time to time, the Company expects to sell and contribute certain investments to Core Income Funding III pursuant to a Sale and Contribution Agreement, dated as of the SPV Asset Facility III Closing Date, by and between the Company and Core Income Funding III. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility III will be used to finance the origination and acquisition of eligible assets by Core Income Funding III, including the purchase of such assets from the

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
Company. The Company retains a residual interest in assets contributed to or acquired by Core Income Funding III through the Company’s ownership of Core Income Funding III. The maximum principal amount of the SPV Asset Facility III is $1.00 billion (increased from $750.0 million to $1.00 billion on November 21, 2023), which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Core Income Funding III’s assets from time to time, and satisfaction of certain conditions, including certain portfolio criteria.
The SPV Asset Facility III provides for the ability to draw and redraw revolving loans under the SPV Asset Facility III for a period of up to three years after the SPV Asset Facility III First Amendment Date unless the commitments are terminated sooner as provided in the SPV Asset Facility III (the “SPV Asset Facility III Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility III will mature on November 21, 2028 (the “SPV Asset Facility III Stated Maturity”). To the extent the commitments are terminated or permanently reduced during the first two years following the SPV Asset Facility III Closing Date, Core Income Funding III may owe a prepayment penalty. Prior to the SPV Asset Facility III Stated Maturity, proceeds received by Core Income Funding III from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility III Stated Maturity, Core Income Funding III must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.
Amounts drawn in U.S. dollars are benchmarked to Daily SOFR, amounts drawn in British pounds are benchmarked to SONIA plus an adjustment of 0.11930%, amounts drawn in Canadian dollars are benchmarked to CDOR, and amounts drawn in Euros are benchmarked to EURIBOR, and in each case plus a spread equal to the Applicable Margin. As of the SPV Asset Facility III First Amendment Date, the “SPV Asset Facility III Applicable Margin” ranges from 1.75% to 2.60% depending on the composition of the collateral. The SPV Asset Facility III also allows for amounts drawn in U.S. dollars to bear interest at an alternate base rate without a spread.
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
From time to time, the Company expects to sell and contribute certain investments to Core Income Funding IV pursuant to a Sale and Contribution Agreement, dated as of the SPV Facility IV Closing Date, by and between the Company and Core Income Funding IV. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Facility IV will be used to finance the origination and acquisition of eligible assets by Core Income Funding IV, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Core Income Funding IV through its ownership of Core Income Funding IV. The maximum principal amount of the SPV Facility IV is $500.0 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of Core Income Funding IV’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
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
From time to time, the Company expects to sell and contribute certain loan assets to Core Income Funding V pursuant to a Sale and Contribution Agreement, dated as of the SPV Facility V Closing Date, by and between the Company and Core Income Funding V. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Facility V will be used to finance the origination and acquisition of eligible assets by Core Income Funding V, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Core Income Funding V through its ownership of Core Income Funding V. The maximum principal amount of the SPV Facility V is $300.0 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Core Income Funding V’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits and other portfolio tests.
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
From time to time, the Company expects to sell and contribute certain investments to Core Income Funding VI pursuant to a Sale and Contribution Agreement by and between the Company and Core Income Funding VI. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility VI will be used to finance the origination and acquisition of eligible assets by Core Income Funding VI, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Core Income Funding VI through its ownership of Core Income Funding VI. The maximum principal amount of the SPV Asset Facility VI is $750.0 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of Core Income Funding VI’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
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
CLO VIII
On October 21, 2022 (the “CLO VIII Closing Date”), the Company completed a $391.7 million term debt securitization transaction (the “CLO VIII Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO VIII Transaction and the secured loan borrowed in the CLO VIII Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary CLO VIII, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO VIII Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO VIII Issuer.
The CLO VIII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO VIII Closing Date (the “CLO VIII Indenture”), by and among the CLO VIII Issuer and State Street Bank and Trust Company: (i) $152.0 million of AAA(sf) Class A-T Notes, which bear interest at three-month term SOFR plus 2.50%, (ii) $46.0 million of AAA(sf) Class A-F Notes, which bear interest at 6.02%, (iii) $32.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.50% and (iv) $30.0 million of A(sf) Class C Notes, which bear interest at 4.90% (together, the “CLO VIII Secured Notes”) and (B) the borrowing by the CLO VIII Issuer of $30.0 million under

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
floating rate Class A-L loans (the “Class A-L Loans” and together with the CLO VIII Secured Notes, the “CLO VIII Debt”). The Class A-L Loans bear interest at three-month term SOFR plus 2.50%. The Class A-L Loans were borrowed under a loan agreement (the “A-L Loan Agreement”), dated as of the CLO VIII Closing Date, by and among the CLO VIII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO VIII Debt is secured by middle market loans, participation interests in middle market loans and other assets of the CLO VIII Issuer. The CLO VIII Debt is scheduled to mature on November 20, 2034. The CLO VIII Secured Notes were privately placed by Natixis Securities Americas LLC as placement agent.
Concurrently with the issuance of the CLO VIII Secured Notes and the borrowing under the Class A-L Loans, the CLO VIII Issuer issued approximately $101.7 million of subordinated securities in the form of 101,675 preferred shares at an issue price of U.S.$1,000 per share (the “CLO VIII Preferred Shares”). The CLO VIII Preferred Shares were issued by the CLO VIII Issuer as part of its issued share capital and are not secured by the collateral securing the CLO VIII Debt. The Company purchased all of the CLO VIII Preferred Shares. The Company acts as retention holder in connection with the CLO VIII Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO VIII Preferred Shares.
As part of the CLO VIII Transaction, the Company entered into a loan sale agreement with the CLO VIII Issuer dated as of the CLO VIII Closing Date, which provided for the sale and contribution of approximately $143.1 million funded par amount of middle market loans from the Company to the CLO VIII Issuer on the CLO VIII Closing Date and for future sales from the Company to the CLO VIII Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO VIII Debt. The remainder of the initial portfolio assets securing the CLO VIII Debt consisted of approximately $113.0 million funded par amount of middle market loans purchased by the CLO VIII Issuer from Core Income Funding I LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO VIII Closing Date between the CLO VIII Issuer and Core Income Funding I LLC. No gain or loss was recognized as a result of these sales and contributions. The Company and Core Income Funding I LLC each made customary representations, warranties, and covenants to the CLO VIII Issuer under the applicable loan sale agreement.
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
The CLO XI Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO XI Closing Date (the “CLO XI Indenture”), by and among the CLO XI Issuer and State Street Bank and Trust Company: (i) $152.5 million of AAA(sf) Class A-1T Notes, which bear interest at three-month term SOFR plus 2.50%, (ii) $25.5 million of AAA(sf) Class A-1F Notes, which bear interest at 6.10% and (iii) $32.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.60% (together, the “CLO XI Secured Notes”) and (B) the borrowing by the Issuer of $50.0 million under floating rate Class A-1L loans (the “CLO XI Class A-1L Loans” and together with the

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
CLO XI Secured Notes, the “CLO XI Debt”). The CLO XI Class A-1L Loans bear interest at three-month term SOFR plus 2.50%. The CLO XI Class A-1L Loans were borrowed under a loan agreement (the “CLO XI A-1L Loan Agreement”), dated as of the CLO XI Closing Date, by and among the CLO XI Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XI Debt is secured by middle market loans, participation interests in middle market loans and other assets of the Issuer. The CLO XI Debt is scheduled to mature on May 15, 2035. The CLO XI Secured Notes were privately placed by SMBC Nikko Securities America, Inc. as Initial Purchaser.
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
The CLO XI Debt is the secured obligation of the CLO XI Issuer, and the CLO XI Indenture and CLO XI A-1L Loan Agreement each include customary covenants and events of default. The CLO XI Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
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
The CLO XII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO XII Closing Date (the “CLO XII Indenture”), by and among the CLO XII Issuer and State Street Bank and Trust Company: (i) $90.0 million of AAA(sf) Class A-1A Notes, which bear interest at three-month term SOFR plus 2.55%, (ii) $22.0 million of AAA(sf) Class A-1B Notes, which bear interest at 6.37%, (iii) $8.0 million of AAA(sf) Class A-2 Notes, which bear interest at three-month term SOFR plus 3.10% and (iv) $24.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.55% (together, the “CLO XII Secured Notes”) and (B) the borrowing by the CLO XII Issuer

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
of $116.0 million under floating rate Class A-1L loans (the “CLO XII Class A-1L Loans” and together with the CLO XII Secured Notes, the “CLO XII Debt”). The CLO XII Class A-1L Loans bear interest at three-month term SOFR plus 2.55%. The CLO XII Class A-1L Loans were borrowed under a credit agreement (the “CLO XII Class A-1L Credit Agreement”), dated as of the CLO XII Closing Date, by and among the CLO XII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XII Debt is secured by middle market loans, participation interests in middle market loans and other assets of the CLO XII Issuer. The CLO XII Debt is scheduled to mature on July 20, 2034. The CLO XII Secured Notes were privately placed by BofA Securities, Inc. as Initial Purchaser.
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
As part of the CLO XII Transaction, the Company entered into a loan sale agreement with the CLO XII Issuer dated as of the CLO XII Closing Date (the “CLO XII OCIC Loan Sale Agreement”), which provided for the contribution of approximately $78.0 million funded par amount of middle market loans from the Company to the CLO XII Issuer on the CLO XII Closing Date and for future sales from the Company to the CLO XII Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XII Debt. The remainder of the initial portfolio assets securing the CLO XII Debt consisted of approximately $295.7 million funded par amount of middle market loans purchased by the CLO XII Issuer from Core Income Funding III LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO XII Closing Date between the CLO XII Issuer and Core Income Funding III LLC (the “CLO XII Core Income Funding III Loan Sale Agreement”). No gain or loss was recognized as a result of these sales and contributions. The Company and Core Income Funding III LLC each made customary representations, warranties, and covenants to the CLO XII Issuer under the applicable loan sale agreement.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
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
September 2026 Notes
On September 23, 2021, the Company issued $350.0 million aggregate principal amount of 3.125% notes due 2026 (the notes initially issued on September 23, 2021, together with the registered notes issued in the exchange offer described below, the “September 2026 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. When initially issued, the September 2026 Notes were not registered under the Securities Act and could not be offered or sold in the United States absent registration or an applicable exemption from registration.
The September 2026 Notes were issued pursuant to the Base Indenture and the First Supplemental Indenture (together, the “September 2026 Indenture”). The September 2026 Notes will mature on September 23, 2026 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the September 2026 Indenture. The September 2026 Notes initially bear interest at a rate of 3.125% per year payable semi-annually on March 23 and September 23 of each year, commencing on March 23, 2022. Concurrent with the issuance of the September 2026 Notes, the Company entered into a Registration Rights Agreement (the “September 2026 Registration Rights Agreement”) for the benefit of the purchasers of the September 2026 Notes. Pursuant to the terms of the September 2026 Registration Rights Agreement, the Company filed a registration statement with the SEC and, on July 25, 2022, commenced an offer to exchange the notes initially issued on September 23, 2021 for newly issued registered notes with substantially similar terms, which expired on August 23, 2022 and was completed promptly thereafter.
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
February 2027 Notes
On February 8, 2022, the Company issued $500.0 million aggregate principal amount of 4.70% notes due 2027 (the notes initially issued on February 8, 2022, together with the registered notes issued in the exchange offer described below, the “February 2027 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. When initially issued, the February 2027 Notes were not registered under the Securities Act and could not be offered or sold in the United States absent registration or an applicable exemption from registration.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
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
March 2025 Notes
On March 29, 2022, the Company issued $500.0 million aggregate principal amount of its 5.500% notes due 2025 (the notes initially issued on March 29, 2022, together with the registered notes issued in the exchange offer described below, the “March 2025 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale by the Initial Purchasers to persons they reasonably believe to be qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. When initially issued, the March 2025 Notes were not registered under the Securities Act and could not be offered or sold in the United States absent registration or an applicable exemption from registration.
The March 2025 Notes were issued pursuant to the Base Indenture and the Third Supplemental Indenture (together, the “March 2025 Indenture”). The March 2025 Notes will mature on March 21, 2025 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the March 2025 Indenture. The March 2025 Notes bear interest at a rate of 5.500% per year payable semi-annually on March 21 and September 21 of each year, commencing on September 21, 2022. Concurrent with the issuance of the March 2025 Notes, the Company In connection with the offering, the Company entered into a Registration Rights Agreement, dated as of March 29, 2022 (the “March 2025 Registration Rights Agreement”), for the benefit of the purchasers of the March 2025 Notes. Pursuant to the terms of the March 2025 Registration Rights Agreement, the Company filed a registration statement with the SEC and, on July 25, 2022, commenced an offer to exchange the notes initially issued on March 29, 2022 for newly issued registered notes with substantially similar terms, which expired on August 23, 2022 and was completed promptly thereafter.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
price equal to 100% of the aggregate principal amount of the March 2025 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.
September 2027 Notes
On September 16, 2022, the Company issued $600.0 million aggregate principal amount of 7.750% notes due 2027 (the notes initially issued on September 16, 2022, together with the registered notes issued in the exchange offer described below, the “September 2027 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. When initially issued, the September 2027 Notes were not registered under the Securities Act and could not be offered or sold in the United States absent registration or an applicable exemption from registration.
The September 2027 Notes were issued pursuant to the Base Indenture and the Fourth Supplemental Indenture (together, the “September 2027 Indenture”). The September 2027 Notes will mature on September 16, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the September 2027 Indenture. The September 2027 Notes bear interest at a rate of 7.750% per year payable semi-annually on March 16 and September 16 of each year, commencing on March 16, 2023. Concurrent with the issuance of the September 2027 Notes, the Company entered into a Registration Rights Agreement (the “September 2027 Registration Rights Agreement”) for the benefit of the purchasers of the September 2027 Notes. Pursuant to the terms of the September 2027 Registration Rights Agreement, the Company filed a registration statement with the SEC and, on July 21, 2023, commenced an offer to exchange the notes initially issued on September 16, 2022 for newly issued registered notes with substantially similar terms, which expired on August 23, 2023 and was completed promptly thereafter.
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
In connection with the issuance of the September 2027 Notes, on October 18, 2022 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $600.0 million. The Company will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.84%. The interest rate swaps mature on September 16, 2027. For the year ended December 31, 2023, the Company made periodic payments of $4.9 million. The interest expense related to the September 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2023, the interest rate swap had a fair value of $6.5 million ($1.1 million net of the present value of the cash flows of the September 2027 Notes). As of December 31, 2022, the interest rate swap had a fair value of $4.0 million ($0.4 million net of the present value of the cash flows of the September 2027 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
June 2028 Notes

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
On June 13, 2023, the Company issued $500.0 million aggregate principal amount of its 7.950% notes due 2028 and on July 14, 2023, the Company issued an additional $150.0 million aggregate principal amount of its 7.950% notes due 2028 (together, the “June 2028 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The June 2028 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
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
On February 14, 2024 the Company entered into centrally cleared interest rate swaps with respect to the June 2028 Notes. The notional amount of the interest rate swaps is $650.0 million. The Company will receive fixed rate interest at 7.950% and pay variable rate interest based on SOFR plus 3.84%. The interest rate swaps mature on May 15, 2028.
January 2029 Notes
On December 4, 2023, the Company issued $550.0 million aggregate principal amount of its 7.750% notes due 2029 (the “January 2029 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The January 2029 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
The January 2029 Notes were issued pursuant to the Base Indenture and a Sixth Supplemental Indenture, dated as of December 4, 2023 (the “Sixth Supplemental Indenture” and together with the Base Indenture, the “January 2029 Indenture”), between the Company and the Trustee. The January 2029 Notes will mature on January 15, 2029 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the January 2029 Indenture. The January 2029 Notes bear interest at a rate of 7.750% per year payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2024. Concurrent with the issuance of the January 2029 Notes, the Company entered into a Registration Rights Agreement (the “January 2029 Registration Rights Agreement”) for the benefit of the purchasers of the January 2029 Notes. Pursuant to the January 2029

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
Registration Rights Agreement, the Company is obligated to file a registration statement with the SEC with respect to an offer to exchange the January 2029 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the January 2029 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the January 2029 Notes. If the Company fails to satisfy its registration obligations under the January 2029 Registration Rights Agreement, it will be required to pay additional interest to the holders of the January Notes.
The January 2029 Notes are the Company’s direct, general unsecured obligations and rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the January 2029 Notes. The January 2029 Notes rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior, to the January 2029 Notes. The January 2029 Notes rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The January 2029 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
The January 2029 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a) of the 1940 Act, for the period of time during which the January 2029 Notes are outstanding, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the January 2029 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the January 2029 Indenture.
In addition, if a change of control repurchase event, as defined in the January 2029 Indenture, occurs prior to maturity, holders of the January 2029 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the January 2029 Notes at a repurchase price equal to 100% of the aggregate principal amount of the January 2029 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date.
In connection with the issuance of the January 2029 Notes, on November 28, 2023 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $550.0 million. The Company will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.647%. The interest rate swaps mature on January 15, 2029. For the three months ended December 31, 2023, the Company did not make a periodic payment. The interest expense related to the January 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2023, the interest rate swap had a fair value of $12.1 million ($1.5 million net of the present value of the cash flows of the January 2029 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the January 2029 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. The Company had the following outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	December 31, 2023	December 31, 2022
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$8,444	$45,000
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	309	43,432
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	—	186
ACR Group Borrower, LLC	First lien senior secured revolving loan	425	537

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2023	December 31, 2022
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	282	—
Adenza Group, Inc.	First lien senior secured delayed draw term loan	—	2,145
Adenza Group, Inc.	First lien senior secured revolving loan	—	2,591
Alera Group, Inc.	First lien senior secured delayed draw term loan	45,858	—
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	3,247	—
AmeriLife Holdings LLC	First lien senior secured revolving loan	16,273	16,273
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	5,457	10,849
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	26,966	—
Anaplan, Inc.	First lien senior secured revolving loan	16,528	16,528
Apex Service Partners, LLC	First lien senior secured revolving loan	—	1,725
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	17,957	—
Apex Service Partners, LLC	First lien senior secured revolving loan	7,080	—
Appfire Technologies, LLC	First lien senior secured revolving loan	1,260	1,539
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	10,587	16,366
Aramsco, Inc.	First lien senior secured delayed draw term loan	7,797	—
Arctic Holdco, LLC	First lien senior secured delayed draw term loan	9,688	—
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured GBP delayed draw term loan	—	3,734
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	3,404	5,106
Associations, Inc.	First lien senior secured revolving loan	3,123	4,829
Associations, Inc.	First lien senior secured delayed draw term loan	507	56,283
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	—	3,631
Aurelia Netherlands Midco 2 B.V. (f/k/a Adevinta)	First lien senior secured NOK term loan	31,898	—
Aurelia Netherlands Midco 2 B.V. (f/k/a Adevinta)	First lien senior secured EUR term loan	30,482	—
Aurelia Netherlands Midco 2 B.V. (f/k/a Adevinta)	First lien senior secured EUR revolving loan	3,387	—
Avalara, Inc.	First lien senior secured revolving loan	7,045	7,045
AWP Group Holdings, Inc.	First lien senior secured delayed draw term loan	7,024	—
AWP Group Holdings, Inc.	First lien senior secured revolving loan	4,557	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	20,128	—

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2023	December 31, 2022
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	14,060	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,275	1,062
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	—	31,034
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	3,207	4,655
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	26,528	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	161	161
BELMONT BUYER, INC. (dba Valenz)	First lien senior secured delayed draw term loan	7,980	—
BELMONT BUYER, INC. (dba Valenz)	First lien senior secured revolving loan	6,650	—
Blast Bidco Inc.	First lien senior secured revolving loan	4,179	—
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	—	83
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured delayed draw term loan	—	18,414
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured delayed draw term loan	—	8,048
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured delayed draw term loan	13,641	—
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	13,901	—
Brightway Holdings, LLC	First lien senior secured revolving loan	1,158	2,105
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	468	917
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	868	1,157
Canadian Hospital Specialties Ltd.	First lien senior secured delayed draw term loan	—	637
Canadian Hospital Specialties Ltd.	First lien senior secured CAD revolving loan	75	248
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured delayed draw term loan	—	870
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	577	88
Certinia, Inc.	First lien senior secured revolving loan	4,412	—
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	11,699	12,555
CivicPlus, LLC	First lien senior secured revolving loan	1,481	2,245
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	3,750	3,750
Community Brands ParentCo, LLC	First lien senior secured revolving loan	1,875	1,875
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	14,183	14,183
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	14,183	14,183
Coupa Holdings, LLC	First lien senior secured revolving loan	1,664	—

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2023	December 31, 2022
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	2,174	—
CPM Holdings, Inc.	First lien senior secured revolving loan	5,000	—
Crewline Buyer, Inc.	First lien senior secured revolving loan	17,226	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	—	5,712
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	9,963	9,963
Dermatology Intermediate Holdings III, Inc.	First lien senior secured delayed draw term loan	—	278
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	—	9,553
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	—
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	—	3,199
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	2,710	1,955
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	20,926	—
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	8,048	—
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	6,960	3,867
Entrata, Inc.	First lien senior secured revolving loan	513	—
EOS U.S. Finco LLC	First lien senior secured delayed draw term loan	9,830	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	—	200
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	676	676
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	4,405	—
FARADAY BUYER, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	14,307	—
Finastra USA, Inc.	First lien senior secured revolving loan	12,568	—
Formerra, LLC	First lien senior secured delayed draw term loan	—	211
Formerra, LLC	First lien senior secured revolving loan	526	526
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	—	191
Fortis Solutions Group, LLC	First lien senior secured revolving loan	6,409	5,848
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	—	31,894
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	1,961	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	1,250	—
Fullsteam Operations, LLC	First lien senior secured revolving loan	500	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,182	3,182

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2023	December 31, 2022
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	791	791
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	4,908	—
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured delayed draw term loan	14,090	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	7,600	7,600
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	669	1,506
Global Music Rights, LLC	First lien senior secured revolving loan	7,500	7,500
Granicus, Inc.	First lien senior secured revolving loan	127	107
Grayshift, LLC	First lien senior secured revolving loan	2,419	2,419
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	96	86
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	—	9,811
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	8,745	6,996
Home Service TopCo IV, Inc.	First lien senior secured revolving loan	3,359	—
Home Service TopCo IV, Inc.	First lien senior secured delayed draw term loan	8,397	—
Hyland Software, Inc.	First lien senior secured revolving loan	6,978	—
Hyperion Refinance S.a.r.l (dba Howden Group)	First lien senior secured delayed draw term loan	—	92,823
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	—	732
Ideal Image Development, LLC	First lien senior secured revolving loan	—	915
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	329	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	8,630	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	3,613	2,168
IMO Investor Holdings, Inc.	First lien senior secured delayed draw term loan	3,127	4,963
IMO Investor Holdings, Inc.	First lien senior secured revolving loan	2,382	2,010
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	—	31,750
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	7,620	10,583
Indikami Bidco, LLC	First lien senior secured delayed draw term loan	6,570	—
Indikami Bidco, LLC	First lien senior secured revolving loan	4,693	—
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	12,716	—
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	5,934	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	5,450	—

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2023	December 31, 2022
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	21,923	—
Intelerad Medical Systems Incorporated	First lien senior secured revolving loan	—	1
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3,490	1,739
Kaseya Inc.	First lien senior secured delayed draw term loan	4,077	4,342
Kaseya Inc.	First lien senior secured revolving loan	3,256	4,342
KBP Brands, LLC	First lien senior secured delayed draw term loan	—	743
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	—	16,625
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	6,054	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	12,134	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	10,944	—
KWOL Acquisition Inc.	First lien senior secured revolving loan	15,627	—
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	1,946	3,415
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured delayed draw term loan	6,360	8,748
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	11,685	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured delayed draw term loan	40,928	—
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	—	9,559
Lignetics Investment Corp.	First lien senior secured revolving loan	1,912	4,588
ManTech International Corporation	First lien senior secured delayed draw term loan	2,164	3,360
ManTech International Corporation	First lien senior secured revolving loan	1,806	1,806
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	21,702	28,401
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	5,627	8,038
Medline Borrower, LP	First lien senior secured revolving loan	2,020	2,020
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,571	3,071
Milan Laser Holdings LLC	First lien senior secured revolving loan	2,553	1,765
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	—	15,819
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	2,215	2,373
Mitnick Corporate Purchaser, Inc.	First lien senior secured revolving loan	9,375	8,713
Natural Partners, LLC	First lien senior secured revolving loan	5,063	5,063
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	4,118	—

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2023	December 31, 2022
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	—	1,039
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	—	3,521
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	4,930	4,401
OAC Holdings I Corp. (dba Omega Holdings)	First lien senior secured revolving loan	2,572	1,139
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	4,902	5,222
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	8,469	8,469
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3,302	3,302
Omnia Partners, LLC	First lien senior secured delayed draw term loan	172	—
OneOncology LLC	First lien senior secured revolving loan	14,267	—
OneOncology LLC	First lien senior secured delayed draw term loan	26,752	—
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	10,148	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	17,905	17,906
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	70	70
Pediatric Associates Holding Company, LLC	First lien senior secured delayed draw term loan	—	1,776
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	—	8,891
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	2,570	2,570
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	31,691	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	33,258	—
Ping Identity Holding Corp.	First lien senior secured revolving loan	2,182	2,182
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured delayed draw term loan	28,553	28,553
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured revolving loan	8,158	12,237
Pluralsight, LLC	First lien senior secured revolving loan	87	196
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	11,854	8,653
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	—	19,248
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	10,076	—
QAD, Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	455	236
Relativity ODA LLC	First lien senior secured revolving loan	435	435

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2023	December 31, 2022
Sailpoint Technologies Holdings, Inc.	First lien senior secured revolving loan	5,718	5,718
Securonix, Inc.	First lien senior secured revolving loan	5,339	5,339
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	9,077	—
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	11,770	16,049
Smarsh Inc.	First lien senior secured delayed draw term loan	10,381	10,381
Smarsh Inc.	First lien senior secured revolving loan	830	5,190
Sonny's Enterprises, LLC	First lien senior secured revolving loan	25,158	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	15,212	—
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	—	315
Southern Air & Heat Holdings, LLC	First lien senior secured revolving loan	259	203
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	28,751	—
Spotless Brands, LLC	First lien senior secured revolving loan	1,146	1,461
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured delayed draw term loan	12,267	—
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured revolving loan	6,133	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	5,579	3,626
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	—	13,947
Tahoe Finco, LLC	First lien senior secured revolving loan	—	6,279
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	5,336	4,388
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	2,360	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,768	7,768
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured delayed draw term loan	—	10,317
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	3,508	4,746
The Shade Store, LLC	First lien senior secured revolving loan	2,455	4,909
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	418	470
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	—	1,306
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	—	10,000
Troon Golf, L.L.C.	First lien senior secured revolving loan	7,207	7,207
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	2,000	1,475
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	—	3,045

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2023	December 31, 2022
Unified Women's Healthcare, LP	First lien senior secured revolving loan	8,120	8,120
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	41,400	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	1,096
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	124	113
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	833	—
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
XRL 1 LLC (f/k/a XOMA)	First lien senior secured delayed draw term loan	4,500	—
Zendesk, Inc.	First lien senior secured delayed draw term loan	30,080	30,080
Zendesk, Inc.	First lien senior secured revolving loan	12,386	12,386
Total Unfunded Portfolio Company Commitments		$1,394,947	$1,067,317

As of December 31, 2023, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $2.8 million for the period from April 22, 2020 (Inception) to December 31, 2023, of which $2.8 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered. The Adviser is responsible for the payment of the Company’s organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by the Company.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2023, management was not aware of any pending or threatened litigation.

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

Share Issuances

On September 30, 2020, the Company issued 100 Class I common shares for $1,000 to the Adviser.

On November 12, 2020, the Company issued 700,000 Class I common shares for $7.0 million to Feeder FIC Equity, an entity affiliated with the Adviser, and met the minimum offering requirement for the Company’s continuous public offering of $2.5 million.
The following table summarizes transactions with respect to shares of the Company’s common stock during the following periods:

	For the Years Ended December 31, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	128,425,036	$1,204,984	27,584,220	$256,944	202,538,090	$1,886,382	358,547,346	$3,348,310
Shares/gross proceeds from the private placements	—	—	—	—	13,128,239	122,591	13,128,239	122,591
Share Transfers between classes	(282,712)	(2,614)	—	—	281,797	2,614	(915)	—
Reinvestment of distributions	8,864,839	82,376	2,590,093	24,077	16,426,701	153,086	27,881,633	259,539
Repurchased shares	(8,113,011)	(75,799)	(3,642,417)	(34,058)	(29,560,722)	(277,409)	(41,316,150)	(387,266)
Total shares/gross proceeds	128,894,152	1,208,947	26,531,896	246,963	202,814,105	1,887,264	358,240,153	3,343,174
Sales load	—	(10,195)	—	(209)	—	—	—	(10,404)
Total shares/net proceeds	128,894,152	$1,198,752	26,531,896	$246,754	202,814,105	$1,887,264	358,240,153	$3,332,770

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

	For the Years Ended December 31, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	138,716,357	$1,281,798	29,988,942	$275,634	238,170,125	$2,182,504	406,875,424	$3,739,936
Shares/gross proceeds from the private placements	—	—	—	—	14,129,039	129,327	14,129,039	129,327
Reinvestment of distributions	3,532,070	32,022	1,200,084	10,905	6,299,574	57,235	11,031,728	100,162
Repurchased shares	(5,997,912)	(54,182)	(846,059)	(7,645)	(15,890,220)	(143,936)	(22,734,191)	(205,762)
Total shares/gross proceeds	136,250,515	1,259,638	30,342,967	278,895	242,708,518	2,225,130	409,302,000	3,763,664
Sales load	—	(11,111)	—	(481)	—	—	—	(11,592)
Total shares/net proceeds	136,250,515	$1,248,527	30,342,967	$278,413	242,708,518	$2,225,130	409,302,000	$3,752,071

	For the Years Ended December 31, 2021
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	60,515,400	$568,479	18,426,554	$171,456	88,545,531	$823,758	167,487,485	$1,563,693
Shares/gross proceeds from the private placements	—	—	—	—	—	—	—	—
Reinvestment of distributions	201,649	1,877	137,104	1,274	418,652	3,897	757,405	7,048
Repurchased shares	(16,129)	(150)	(11,327)	(106)	(161,083)	(1,504)	(188,539)	(1,760)
Total shares/gross proceeds	60,700,920	570,206	18,552,331	172,624	88,803,100	826,151	168,056,351	1,568,981
Sales load	—	(5,223)	—	(118)	—	—	—	(5,341)
Total shares/net proceeds	60,700,920	$564,983	18,552,331	$172,506	88,803,100	$826,151	168,056,351	$1,563,640

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

The changes to the Company’s offering price per share since the commencement of the Company’s initial continuous public offering and associated effective dates of such changes were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.32	$9.58

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
April 1, 2021	$9.26	$0.32	$9.58
May 1, 2021	$9.26	$0.32	$9.58
June 1, 2021	$9.28	$0.32	$9.60
July 1, 2021	$9.30	$0.33	$9.63
August 1, 2021	$9.30	$0.33	$9.63
September 1, 2021	$9.30	$0.33	$9.63
October 1, 2021	$9.31	$0.33	$9.64
November 1, 2021	$9.32	$0.33	$9.65
December 1, 2021	$9.31	$0.33	$9.64
January 1, 2022	$9.33	$0.33	$9.66
February 1, 2022	$9.33	$0.33	$9.66
March 1, 2022	$9.27	$0.32	$9.59
April 1, 2022	$9.24	$0.32	$9.56
May 1, 2022	$9.23	$0.32	$9.55
June 1, 2022	$9.02	$0.32	$9.34
July 1, 2022	$8.84	$0.31	$9.15
August 1, 2022	$9.02	$0.32	$9.34
September 1, 2022	$9.09	$0.32	$9.41
October 1, 2022	$8.99	$0.31	$9.30
November 1, 2022	$9.00	$0.32	$9.32
December 1, 2022	$9.05	$0.32	$9.37
January 1, 2023	$9.06	$0.32	$9.38
February 1, 2023	$9.24	$0.32	$9.56
March 1, 2023	$9.23	$0.32	$9.55
April 1, 2023	$9.21	$0.32	$9.53
May 1, 2023	$9.21	$0.32	$9.53
June 1, 2023	$9.18	$0.32	$9.50
July 1, 2023	$9.28	$0.32	$9.60
August 1, 2023	$9.33	$0.33	$9.66
September 1, 2023	$9.37	$0.33	$9.70
October 1, 2023	$9.40	$0.33	$9.73
November 1, 2023	$9.36	$0.33	$9.69
December 1, 2023	$9.42	$0.33	$9.75

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.14	$9.40
April 1, 2021	$9.26	$0.14	$9.40
May 1, 2021	$9.25	$0.14	$9.39
June 1, 2021	$9.27	$0.14	$9.41

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
July 1, 2021	$9.29	$0.14	$9.43
August 1, 2021	$9.29	$0.14	$9.43
September 1, 2021	$9.29	$0.14	$9.43
October 1, 2021	$9.31	$0.14	$9.45
November 1, 2021	$9.32	$0.14	$9.46
December 1, 2021	$9.31	$0.14	$9.45
January 1, 2022	$9.34	$0.14	$9.48
February 1, 2022	$9.33	$0.14	$9.47
March 1, 2022	$9.27	$0.14	$9.41
April 1, 2022	$9.25	$0.14	$9.39
May 1, 2022	$9.24	$0.14	$9.38
June 1, 2022	$9.04	$0.14	$9.18
July 1, 2022	$8.86	$0.13	$8.99
August 1, 2022	$9.04	$0.14	$9.18
September 1, 2022	$9.09	$0.14	$9.23
October 1, 2022	$9.00	$0.14	$9.14
November 1, 2022	$9.01	$0.14	$9.15
December 1, 2022	$9.05	$0.14	$9.19
January 1, 2023	$9.07	$0.14	$9.21
February 1, 2023	$9.25	$0.14	$9.39
March 1, 2023	$9.24	$0.14	$9.38
April 1, 2023	$9.22	$0.14	$9.36
May 1, 2023	$9.22	$0.14	$9.36
June 1, 2023	$9.19	$0.14	$9.33
July 1, 2023	$9.29	$0.14	$9.43
August 1, 2023	$9.34	$0.14	$9.48
September 1, 2023	$9.38	$0.14	$9.52
October 1, 2023	$9.41	$0.14	$9.55
November 1, 2023	$9.37	$0.14	$9.51
December 1, 2023	$9.43	$0.14	$9.57

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
Initial Offering Price	$10.00	$—	$10.00
March 1, 2021	$9.26	$—	$9.26
April 1, 2021	$9.26	$—	$9.26
May 1, 2021	$9.26	$—	$9.26
June 1, 2021	$9.28	$—	$9.28
July 1, 2021	$9.30	$—	$9.30
August 1, 2021	$9.30	$—	$9.30
September 1, 2021	$9.30	$—	$9.30

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
October 1, 2021	$9.32	$—	$9.32
November 1, 2021	$9.32	$—	$9.32
December 1, 2021	$9.31	$—	$9.31
January 1, 2022	$9.34	$—	$9.34
February 1, 2022	$9.34	$—	$9.34
March 1, 2022	$9.28	$—	$9.28
April 1, 2022	$9.26	$—	$9.26
May 1, 2022	$9.25	$—	$9.25
June 1, 2022	$9.05	$—	$9.05
July 1, 2022	$8.88	$—	$8.88
August 1, 2022	$9.06	$—	$9.06
September 1, 2022	$9.11	$—	$9.11
October 1, 2022	$9.01	$—	$9.01
November 1, 2022	$9.02	$—	$9.02
December 1, 2022	$9.07	$—	$9.07
January 1, 2023	$9.08	$—	$9.08
February 1, 2023	$9.26	$—	$9.26
March 1, 2023	$9.26	$—	$9.26
April 1, 2023	$9.24	$—	$9.24
May 1, 2023	$9.24	$—	$9.24
June 1, 2023	$9.21	$—	$9.21
July 1, 2023	$9.31	$—	$9.31
August 1, 2023	$9.36	$—	$9.36
September 1, 2023	$9.39	$—	$9.39
October 1, 2023	$9.43	$—	$9.43
November 1, 2023	$9.38	$—	$9.38
December 1, 2023	$9.45	$—	$9.45

Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were recorded during the following periods:

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

	For the Year Ended December 31, 2023
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
December 5, 2022	January 31, 2023	February 24, 2023	$0.08765	$16,523	$4,296	$30,667
February 10, 2023	February 28, 2023	March 23, 2023	0.06765	12,882	3,372	24,319
February 10, 2023	March 31, 2023	April 26, 2023	0.06765	13,027	3,550	24,938
February 10, 2023	April 30, 2023	May 22, 2023	0.08765	18,233	4,956	33,691
May 9, 2023	May 31, 2023	June 26, 2023	0.06765	14,183	3,884	27,515
May 9, 2023	June 30, 2023	July 26, 2023	0.06765	14,804	3,894	28,323
May 9, 2023	July 31, 2023	August 22, 2023	0.08765	20,574	5,252	38,233
August 21, 2023	August 31, 2023	September 26, 2023	0.07010	16,878	4,262	31,886
August 21, 2023	September 30, 2023	October 26, 2023	0.07010	17,637	4,358	33,085
August 21, 2023	October 31, 2023	November 24, 2023	0.10280	28,071	6,689	50,825
November 20, 2023	November 30, 2023	December 22, 2023	0.07010	19,595	5,010	36,503
November 20, 2023	December 29, 2023	January 25, 2024	0.10280	31,265	7,602	55,062
		Total	$0.94945	$223,672	$57,125	$415,047

(1)Distributions per share are gross of shareholder servicing fees.

	For the Year Ended December 31, 2022
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 2, 2021	January 31, 2022	February 23, 2022	$0.05580	$3,798	$1,094	$6,347
November 2, 2021	February 28, 2022	March 24, 2022	0.05580	4,593	1,367	7,312
November 2, 2021	March 31, 2022	April 25, 2022	0.05580	5,334	1,673	8,860
February 23, 2022	April 30, 2022	May 24, 2022	0.05580	6,147	1,767	10,893
February 23, 2022	May 31, 2022	June 23, 2022	0.05580	6,896	2,003	12,307
February 23, 2022	June 30, 2022	July 26, 2022	0.05580	7,613	2,110	13,541
May 3, 2022	July 31, 2022	August 24, 2022	0.06038	8,877	2,445	15,923
May 3, 2022	August 31, 2022	September 26, 2022	0.06038	9,247	2,505	16,982
May 3, 2022	September 30, 2022	October 26, 2022	0.06643	10,779	2,902	19,803
October 23, 2022	October 31, 2022	November 28, 2022	0.06643	11,169	3,007	20,728
November 22, 2022	November 30, 2022	December 23, 2022	0.06643	11,567	3,113	21,596
December 5, 2022	December 31, 2022	January 26, 2023	0.06643	11,774	3,153	22,109
		Total	$0.72128	$97,794	$27,139	$176,401

(1)Distributions per share are gross of shareholder servicing fees.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

	For the Year Ended December 31, 2021
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
February 23, 2021	March 31, 2021	April 28, 2021	$0.05146	$—	$16	$194
February 23, 2021	April 30, 2021	May 27, 2021	0.05146	33	54	418
February 23, 2021	May 31, 2021	June 24, 2021	0.05146	91	101	558
February 23, 2021	June 30, 2021	July 27, 2021	0.05146	129	168	839
May 5, 2021	July 31, 2021	August 23, 2021	0.05146	294	222	1,116
May 5, 2021	August 31, 2021	September 27, 2021	0.05146	432	270	1,648
May 5, 2021	September 30, 2021	October 25, 2021	0.05146	789	354	2,209
August 3, 2021	October 31, 2021	November 22, 2021	0.05291	1,379	707	3,125
August 3, 2021	November 30, 2021	December 22, 2021	0.05435	2,060	867	3,997
August 3, 2021	December 31, 2021	January 27, 2022	0.05580	2,979	999	5,027
		Total	$0.52328	$8,186	$3,758	$19,131

(1)Distributions per share are gross of shareholder servicing fees.

The Company has adopted a distribution reinvestment plan pursuant to which shareholders (except for residents of Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Oklahoma, Oregon, Vermont and Washington and clients of participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of the Company’s same class of common stock to which the distribution relates unless they elect to receive their distributions in cash. The Company expects to use newly issued shares to implement the distribution reinvestment plan. The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from the Adviser, which is subject to recoupment. In no event, however, will funds be advanced or borrowed for the purpose of distributions, if the amount of such distributions would exceed the Company’s accrued and received revenues for the previous four quarters, less paid and accrued operating expenses with respect to such revenues and costs. Through December 31, 2023, pursuant to the Expense Support Agreement which was terminated by the Adviser on March 7, 2023, a portion of the Company’s distributions resulted from expense support from the Adviser which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement was to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all. Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the following periods:

	For the Years Ended December 31, 2023
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.94945	$695,844	100.0%
Total	$0.94945	$695,844	100.0%

(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to Note 11 “Financial Highlights” for amounts by share class.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

	For the Years Ended December 31, 2022
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.72128	$301,334	100.0%
Total	$0.72128	$301,334	100.0%

(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to Note 11 “Financial Highlights” for amounts by share class.

	For the Years Ended December 31, 2021
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.52328	$31,075	100.0%
Total	$0.52328	$31,075	100.0%

(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to Note 11 “Financial Highlights” for amounts by share class.

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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
August 25, 2021	D	September 30, 2021	$55	$9.31	5,933
August 25, 2021	I	September 30, 2021	$291	$9.32	31,255
November 26, 2021	S	December 30, 2021	$150	$9.33	16,129
November 26, 2021	D	December 30, 2021	$51	$9.34	5,394
November 26, 2021	I	December 30, 2021	$1,213	$9.34	129,828
February 25, 2022	S	March 31, 2022	$6,001	$9.24	649,420
February 25, 2022	D	March 31, 2022	$304	$9.25	32,853
February 25, 2022	I	March 31, 2022	$16,978	$9.26	1,833,520
May 25, 2022	S	June 30, 2022	$8,365	$8.84	946,284
May 25, 2022	D	June 30, 2022	$1,110	$8.86	125,276
May 25, 2022	I	June 30, 2022	$18,414	$8.88	2,073,617
August 25, 2022	S	September 30, 2022	$8,769	$8.99	975,399
August 25, 2022	D	September 30, 2022	$1,132	$9.00	125,759
August 25, 2022	I	September 30, 2022	$33,853	$9.01	3,757,292
November 28, 2022	S	December 31, 2022	$31,047	$9.06	3,426,809

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
November 28, 2022	D	December 31, 2022	$5,098	$9.07	562,171
November 28, 2022	I	December 31, 2022	$74,691	$9.08	8,225,791
February 28, 2023	S	March 31, 2023	$21,643	$9.21	2,349,994
February 28, 2023	D	March 31, 2023	$3,453	$9.22	374,566
February 28, 2023	I	March 31, 2023	$68,023	$9.24	7,361,842
May 31, 2023	S	June 30, 2023	$16,367	$9.28	1,763,641
May 31, 2023	D	June 30, 2023	$13,809	$9.29	1,486,423
May 31, 2023	I	June 30, 2023	$46,072	$9.31	4,948,651
August 24, 2023	S	September 30, 2023	$14,790	$9.40	1,573,405
August 24, 2023	D	September 30, 2023	$12,978	$9.41	1,379,185
August 24, 2023	I	September 30, 2023	$76,140	$9.43	8,074,185
November 27, 2023	S	December 31, 2023	$22,998	$9.48	2,425,971
November 27, 2023	D	December 31, 2023	$3,817	$9.49	402,243
November 27, 2023	I	December 31, 2023	$87,172	$9.50	9,176,044

Note 9. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per common share for the following periods:

	For the Years Ended December 31,
	2023			2022			2021
($ in thousands, except per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Increase (decrease) in net assets resulting from operations	$328,005	$82,555	$595,307	$67,729	$18,672	$131,888	$9,605	$4,412	$21,873
Weighted average shares of common stock outstanding—basic and diluted	254,397,127	61,369,530	435,000,023	149,191,401	38,303,974	239,914,771	14,469,872	6,090,894	30,150,794
Earnings (loss) per common share—basic and diluted	$1.29	$1.35	$1.37	$0.45	$0.49	$0.55	$0.66	$0.72	$0.73

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Note 10. Income Taxes

Taxable income generally differs from increase in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, or total distributable earnings (losses), as appropriate.

The following reconciles the increase in net assets resulting from operations for the fiscal years ended December 31, 2023, 2022 and 2021 to undistributed taxable income for the following periods:

	Year Ended December 31,
($ in thousands)	2023(1)	2022	2021
Increase (decrease) in net assets resulting from operations	$1,005,867	$218,289	$35,890
Adjustments:
Net unrealized (gain) loss on investments	(196,202)	116,185	(3,564)
Deferred organization costs	(29)	(29)	244
Net operating losses	—	—	—
Other book-tax differences	(57,883)	(22,612)	(709)
Taxable Income	$751,753	$311,833	$31,861

(1)Tax information for the fiscal year ended December 31, 2023 is estimated and is not considered final until the Company files its tax return.

For the year ended December 31, 2023

Total distributions declared during the year ended December 31, 2023 of $695.8 million were derived from ordinary income of $695.1 million and long term capital gain of $0.7 million, determined on a tax basis. For the calendar year ended December 31, 2023 the Company had $69.9 million of undistributed ordinary income, $1.9 million of long-term capital loss carryforward, $171.6 million of net unrealized gains on investments and $(5.6) million of other temporary differences. For the year ended December 31, 2023, 91.9% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

During the year ended December 31, 2023, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. These permanent differences of $2.2 million were principally related to U.S. federal income tax, including excise taxes.

As of December 31, 2023, the net estimated unrealized gain for U.S. federal income tax purposes was $155.0 million based on a tax cost basis of $16.5 billion. As of December 31, 2023, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $24.1 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $179.1 million.

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
During the year ended December 31, 2022, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. These permanent differences of $104 thousand were principally related to U.S. federal income tax, including excise taxes.

As of December 31, 2022, the net estimated unrealized loss for U.S. federal income tax purposes was $109.1 million based on a tax cost basis of $10.8 billion. As of December 31, 2022, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $158.9 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $49.8 million.

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

Taxable Subsidiaries

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the year ended December 31, 2023 the Company recorded a net tax benefit of approximately $5 thousand for taxable subsidiaries. The Company did not record a net tax benefit for taxable subsidiaries as of December 31, 2022 and 2021.

The Company recorded net deferred tax liability of $2 thousand as of December 31, 2023 for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests. The Company did not record a net deferred tax asset (liability) for tax subsidiaries as of December 31, 2022 and 2021.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the following periods:

	For the Years Ended December 31,
	2023			2022			2021			2020(8)
($ in thousands, except share and per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock	Class S common stock(7)	Class D common stock(7)	Class I common stock(7)	Class S common stock(7)	Class D common stock(7)	Class I common stock
Per share data:
Net asset value, at beginning of period	$9.06	$9.07	$9.08	$9.33	$9.33	$9.34	$9.26	$9.26	$9.44	$—	$—	$10.00
Results of operations:
Net investment income (loss)(1)	1.04	1.10	1.12	0.76	0.81	0.84	0.59	0.64	0.63	—	—	(0.71)
Net realized and unrealized gain (loss)(2)	0.25	0.25	0.25	(0.31)	(0.35)	(0.38)	(0.06)	(0.06)	(0.22)	—	—	0.15
Net increase (decrease) in net assets resulting from operations	$1.29	$1.35	$1.37	$0.45	$0.46	$0.46	$0.53	$0.58	$0.41	$—	$—	$(0.56)
Shareholder distributions:
Distributions from net investment income(3)	(0.87)	(0.93)	(0.95)	(0.72)	(0.72)	(0.72)	(0.46)	(0.51)	(0.51)	—	—	—
Net decrease in net assets from shareholders’ distributions	$(0.87)	$(0.93)	$(0.95)	$(0.72)	$(0.72)	$(0.72)	$(0.46)	$(0.51)	$(0.51)	$—	$—	$—
Total increase (decrease) in net assets	0.42	0.42	0.42	(0.27)	(0.26)	(0.26)	0.07	0.07	(0.10)	—	—	(0.56)
Net asset value, at end of period	$9.48	$9.49	$9.50	$9.06	$9.07	$9.08	$9.33	$9.33	$9.34	$—	$—	$9.44

Total return(4)	12.6%	13.3%	13.5%	4.2%	4.9%	5.2%	5.1%	6.1%	4.3%	—%	—%	(5.6)%

Ratios
Ratio of net expenses to average net assets(5)(6)	11.1%	10.6%	10.3%	9.8%	8.7%	8.4%	7.0%	7.2%	6.6%	—%	—%	6.5%
Ratio of net investment income to average net assets(6)	11.3%	12.0%	12.3%	9.0%	9.4%	9.9%	6.1%	6.8%	6.6%	—%	—%	(5.9)%
Portfolio turnover rate	9.4%	9.4%	9.4%	11.3%	11.3%	11.3%	35.8%	35.8%	35.8%	—%	—%	3.7%

Supplemental Data
Weighted-average shares outstanding	254,397,127	61,369,530	435,000,023	149,191,401	38,303,974	239,914,771	14,469,872	6,090,894	30,150,794	—	—	1,030,869
Shares outstanding, end of period	325,845,587	75,427,194	535,625,823	196,951,435	48,895,298	332,811,718	60,700,920	18,552,331	90,103,200	—	—	1,300,100
Net assets, end of period	$3,087,573	$715,565	$5,089,408	$1,784,126	$443,244	$3,022,383	$566,395	$173,161	$841,172	$—	$—	$12,273

(1)The per share data was derived using the weighted average shares outstanding during the period.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
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
(5)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the year ended December 31, 2023, the total operating expenses to average net assets were 1.2%, 0.6% and 0.3%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. For the year ended December 31, 2022, the total operating expenses to average net assets were 1.4%, 0.7% and 0.4%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. Past performance is not a guarantee of future results. For the year ended December 31, 2021, the total operating expenses to average net assets were 9.8%, 8.7% and 8.4%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. Past performance is not a guarantee of future results.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

March 2031 Notes

On February 1, 2024, the Company issued $750.0 million aggregate principal amount of its 6.650% notes due 2031 (the “March 2031 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The March 2031 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. In connection with the issuance of the March 2031 Notes, on February 1, 2024 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $750.0 million. The Company will receive fixed rate interest at 6.650% and pay variable rate interest based on SOFR plus 2.902%. The interest rate swaps mature on January 15, 2031.

CLO XV

On January 30, 2024, the Company completed a $477.9 million term debt securitization transaction (the “CLO XV Transaction”). The secured notes and preferred shares issued in the CLO XV Transaction were issued by the Company’s consolidated subsidiary Owl Rock CLO XV, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO XV Issuer”), and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO XV Issuer.

SPV Asset Facility VI

On March 1, 2024, the parties to SPV Asset Facility VI amended certain terms of the facility, including converting $140.0 million of revolving commitments to term commitments and changing to the eligibility criteria and concentration limitations for the assets of Core Income Funding VI that are included in the borrowing base calculations under SPV Asset Facility VI.

Share Conversion

On January 29, 2024, the Company converted 35.7 million shares of its Class D common stock into an equivalent number of shares of its Class I common stock with an effective date of January 3, 2024.

Equity Raise

As of March 6, 2024, the Company issued 354,951,979 shares of Class S common stock, 79,549,373 shares of Class D common stock, and 612,592,810 shares of Class I common stock and have raised total gross proceeds of $3.3 billion, $0.7 billion, and $5.7 billion, respectively, including seed capital of $1,000 contributed by our Adviser in September 2020 and approximately $25.0 million in gross proceeds raised from Feeder FIC Equity. In addition, we received $486.1 million in subscription payments which we accepted on March 1, 2024 and which is pending our determination of the net asset value per share applicable to such purchase.

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
(b)Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control --Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control --Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
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
(c)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Rule 10b5-1 Trading Plans During the fiscal quarter ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors

As of December 31, 2023 our Board consisted of six members. The Board is divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I directors will expire at the 2024 annual meeting of shareholders; the terms of our Class II directors will expire at the 2025 annual meeting of shareholders; and the terms of our Class III directors will expire at the 2026 annual meeting of shareholders.

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

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Independent Directors
Christopher M. Temple, 56	Director	President of DelTex Capital LLC	Class I Director since 2021; Term expires in 2024	7	OBDC OBDC II OBDC III OTF OTIC OTF II Plains All America Pipeline Company
Melissa Weiler, 59	Director	Private Investor Managing Director and member of the Management Committee of Crescent Capital Group (through 2020)	Class I Director since 2021; Term expires in 2024	7	OBDC OBDC II OBDC III OTF OTIC OTF II Jefferies Financial Group, Inc.
Edward D'Alelio, 71	Chairman of the Board, Director	Retired	Class II Director since 2020; Term expires in 2025	7	OBDC OBDC II OBDC III OTF OTIC OTF II Blackstone/GSO Long Short Credit Fund Blackstone/GSO Sen. Flt Rate Fund

Eric Kaye, 60	Director	Founder of Kayezen, LLC (formerly ARQ^EX Fitness Systems)	Class III Director since 2020; Term expires in 2026	7	OBDC OBDC II OBDC III OTF OTF II OTIC
Victor Woolridge, 67	Director	Managing Director of Barings Real Estate Advisers LLC	Class III Director since 2020; Term expires in 2026	7	OBDC OBDC II OBDC III OTF OTIC OTF II
Interested Director(4)
Craig W. Packer, 57	Chief Executive Officer, President and Director	Co-Founder of Blue Owl Capital Partners Co-President of Blue Owl Co-Chief Investment Officer of each of the Blue Owl Credit Advisers President and Chief Executive Officer of the Blue Owl BDCs(5)	Class II Director since 2020; Term expires in 2025	7	OBDC OBDC II OBDC III OTF OTIC OTF II Blue Owl Capital Inc. (“Blue Owl”)

(1)The address for each director is c/o Blue Owl Credit Income Corp., 399 Park Avenue, 37th Floor, New York, New York 10022.
(2)Directors serve for three-year terms until the next annual meeting of shareholders and until their successors are duly elected and qualified.
(3)The term “Fund Complex” refers to the Blue Owl BDCs. Directors and officers who oversee the funds in the Fund Complex are noted.
(4)“Interested person” of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940 (the “1940 Act”). Mr. Packer is an “interested person” because of his affiliation with the Adviser.
(5)On January 12, 2024, OBDC III’s board of directors appointed Logan Nicholson to serve as OBDC III’s President. The role of President was previously held by Craig Packer, who continues to serve as OBDC III’s Chief Executive Officer and as a director.

Independent Directors

Mr. Temple has served as President of DelTex Capital LLC (a private investment firm) since its founding in 2010. Mr. Temple has served as an Operating Executive/Senior Advisor for Tailwind Capital, LLC, a New York-based middle market private equity firm since June 2011. Prior to forming DelTex Capital, Mr. Temple served as President of Vulcan Capital, the investment arm of Vulcan Inc., from May 2009 until December 2009 and as Vice President of Vulcan Capital from September 2008 to May 2009. Prior to joining Vulcan in September 2008, Mr. Temple served as a managing director at Tailwind Capital, LLC from May to August 2008. Prior to joining Tailwind, Mr. Temple was a managing director at Friend Skoler & Co., Inc. from May 2005 to May 2008. From April 1996 to December 2004, Mr. Temple was a managing director at Thayer Capital Partners. Mr. Temple started his career in the audit and tax departments of KPMG’s Houston office and was a licensed CPA from 1989 to 1993. Mr. Temple has served on the board of directors of Plains GP Holdings, L.P., the general partner of Plains All American Pipeline Company since November 2016 and has served as a member of Plains GP Holdings, L.P. compensation committee since November 2020 and as a director of Plains All American Pipeline, L.P’s (“PAA”) general partner from May 2009 to November 2016. He was a member of the PAA Audit Committee from 2009 to 2016. Prior public board service includes board and audit committee service for Clear Channel Outdoor Holdings from April 2011 to May 2016 and on the board of directors and audit committee of Charter Communications Inc. from November 2009 through January 2011. In addition to public boards, as part of his role with Tailwind, Mr. Temple has served on private boards including Brawler Industries, and National HME and currently serves on the boards of Loenbro, Inc. and HMT, LLC. Since March 2016 and November 2016 he has served on the boards of directors of OBDC and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since September 2020 and February 2020 he has served on the boards of directors of the Company and OBDC III, respectively and since August 2021 and November 2021 he has served on the boards of directors of OTIC and OTF II, respectively. Mr. Temple holds a B.B.A., magna cum laude, from the University of Texas and an M.B.A. from Harvard.

We believe Mr. Temple’s broad investment management background, together with his financial and accounting knowledge, brings important and valuable skills to the board of directors.

Mr. D’Alelio was formerly a Managing Director and CIO for Fixed Income at Putnam Investments, Boston, where he served from 1989 until he retired in 2002. While at Putnam, he served on the Investment Policy Committee, which was responsible for oversight of all investments. He also sat on various Committees including attribution and portfolio performance. Prior to joining Putnam, he was a portfolio manager at Keystone Investments and prior to that, he was an Investment Analyst at The Hartford Ins. Co. Since 2002, Mr. D’Alelio has served as an Executive in Residence at the University of Mass., Boston — School of Management. He also is chair of the investment committee of the UMass Foundation. He serves on the Advisory Committees of Ceres Farms. Since September 2009, he has served as director of Vermont Farmstead Cheese. Since January 2008 he has served on the boards of directors of Blackstone/GSO Long Short Credit Fund & Blackstone/GSO Sen. Flt Rate Fund. Since March 2016 and November 2016, he has served on the boards of directors of OBDC and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since September 2020 and February 2020 he has served on the boards of directors of the Company and OBDC III, respectively and since August 2021 and November 2021 he has served on the boards of directors of OTIC and OTF II, respectively. Mr. D’Alelio’s previous corporate board assignments include Archibald Candy, Doane Pet Care and Trump Entertainment Resorts and UMass Memorial Hospital. Mr. D’Alelio is a graduate of the Univ. of Mass Boston and has an M.B.A. from Boston University.

We believe Mr. D’Alelio’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the board of directors.

Mr. Kaye is the founder of Kayezen, LLC, a physical therapy and fitness equipment design company. Prior to founding Kayezen, LLC, Mr. Kaye served as a Vice Chairman and Managing Director of UBS Investment Bank, and a member of the division’s Global Operating and U.S. Executive Committees, from June 2001 to May 2012. For the majority of Mr. Kaye’s tenure with UBS, he was a Managing Director and led the firm’s Exclusive Sales and Divestitures Group, where he focused on advising middle market companies. Prior to joining UBS, Mr. Kaye served as Global Co-Head of Mergers & Acquisitions for Robertson Stephens, an investment banking firm, from February 1998 to June 2001. Mr. Kaye joined Robertson Stephens from PaineWebber where he served as Executive Director and head of the firm’s Technology Mergers & Acquisitions team. Since March 2016 and November 2016 he has served on the boards of directors of OBDC and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since September 2020 and February 2020 he has served on the boards of directors of the Company and OBDC III, respectively and since August 2021 and November 2021 he has served on the boards of directors of OTIC and OTF II, respectively. Mr. Kaye holds a B.A. from Union College and an M.B.A. from Columbia Business School.

We believe Mr. Kaye’s management positions and experiences in the middle market provide the board of directors with valuable insight.

Ms. Weiler was formerly a Managing Director and a member of the Management Committee of Crescent Capital Group, a Los Angeles-based asset management firm (“Crescent”), where she served from January 2011 until she retired in December 2020. During that time, Ms. Weiler was responsible for the oversight of Crescent’s CLO management business from July 2017 through December 2020, and managed several multi-strategy credit funds from January 2011 through June 2017. During her tenure at Crescent, she also served on the Risk Management and Diversity & Inclusion committees. From October 1995 to December 2010, Ms. Weiler was a Managing Director at Trust Company of the West, a Los Angeles-based asset management firm (“TCW”). At TCW, she managed several multi-strategy credit funds from July 2006 to December 2010, and served as lead portfolio manager for TCW’s high-yield bond strategy from October 1995 to June 2006. Ms. Weiler has served on the board of directors of Jefferies Financial Group Inc. since July 2021. She is a member of the Cedars-Sinai Board of Governor and is actively involved in 100 Women in Finance. Ms. Weiler joined the boards of the Company, OBDC, OBDC II, OBDC III and OTF in February 2021 and the boards of directors of OTIC and OTF II in August 2021 and November 2021, respectively.

We believe Ms. Weiler’s broad investment management background, together with her financial and accounting knowledge, brings important and valuable skills to the Board. Ms. Weiler holds a B.S. in Economics from the Wharton School at the University of Pennsylvania.

Mr. Woolridge was formerly a Managing Director of Barings Real Estate Advisers, LLC (“Barings”), the real estate investment unit of Barings LLC, a global asset management firm. Mr. Woolridge more recently served as Head of the U.S. Capital Markets for Equity Real Estate Funds at Barings. Mr. Woolridge previously served as Vice President and Managing Director and Head of Debt Capital Markets – Equities of Cornerstone Real Estate Advisers LLC (prior to its rebranding under the Barings name) (“Cornerstone”) from January 2013 to September 2016 and as Vice President Special Servicing from January 2010 to January 2013. Prior to joining Cornerstone, Mr. Woolridge served as a Managing Director of Babson Capital Management LLC (“Babson”) from January 2000 to January 2010. Prior to joining Babson, Mr. Woolridge served as Director of Loan Originations and Assistant Regional Director of MassMutual Financial Group from September 1982 to January 2000. Since 2009, Mr. Woolridge has served on the University of Massachusetts (UMass) Board of Trustees and has previously served as Chairman of the Board and as Chairman of the Board’s Committee on Administration and Finance. Mr. Woolridge has also served on the UMass Foundation’s investment committee and as trustee for University of Massachusetts Global since 2021. Since 2022, Mr. Woolridge has served as a director of Trumbull Property Income Fund and Fallon Health. Mr. Woolridge previously served on the Board of Trustees of Baystate Health from 2005 to 2016, which included service as Chairman of the Board and on the Board’s compensation, finance, governance and strategy committees. Mr. Woolridge holds a B.S. from the University of Massachusetts at Amherst and is a Certified Commercial Investment Member. Mr. Woolridge joined the boards of directors of the Company, OBDC, OBDC II, OBDC III, OTF, OTIC, and OTF II in November 2021.

We believe Mr. Woolridge’s numerous management positions and broad experiences in the asset management and financial services sectors provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board of Directors.

Interested Director

Mr. Packer is the Chief Executive Officer of each of the Blue Owl BDCs, the President of each of the Blue Owl BDCs except OBDC III and is a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of the Blue Owl Credit Advisers. Additionally, Mr. Packer is a Co-President and a director of Blue Owl. Mr. Packer is also the Head of the Credit platform and serves as a Co-Chief Investment Officer for each of the Blue Owl Credit Advisers. Previously, Mr. Packer co-founded Owl Rock Capital Partners (“Owl Rock”), the predecessor firm to Blue Owl’s Credit platform. In addition, Mr. Packer has served on the boards of directors of OBDC and OBDC II since March 2016 and November 2016, respectively, on the board of directors of OTF since August 2018, and on the boards of directors of OBDC III and the Company since February 2020 and September 2020, respectively and since August 2021 and November 2021 he has served on the boards of directors of OTIC and OTF II, respectively. Mr. Packer also served as President of OBDC III since its inception until January 2024. Prior to co-founding Owl Rock, Mr. Packer was a Partner and Co-Head of Leveraged Finance in the Americas at Goldman, Sachs & Co. Mr. Packer joined Goldman, Sachs & Co. as a Managing Director and Head of High Yield Capital Markets in 2006 and was named partner in 2008. Prior to joining Goldman Sachs & Co., Mr. Packer was the Global Head of High Yield Capital Markets at Credit Suisse First Boston, and before that he worked at Donaldson, Lufkin & Jenrette. Mr. Packer serves as Treasurer of the Board of Trustees of Greenwich Academy, and Co-Chair of the Honorary Board of Kids in Crisis, a nonprofit organization that serves children in Connecticut. Mr. Packer is also on the Advisory Board for the Mount Sinai Department of Rehabilitation and Human Performance. In addition, Mr. Packer is on the Foundation Board of Trustees for the McIntire School of Commerce, University of Virginia and is a member of the Board of Trustees of the University of Virginia Athletics Foundation. Mr. Packer earned an M.B.A. from Harvard Business School and a B.S. from the University of Virginia.

We believe Mr. Packer’s depth of experience in corporate finance, capital markets and financial services gives the board of directors valuable industry-specific knowledge and expertise on these and other matters, and his history with us and the Adviser, provide an important skill set and knowledge base to the Board.

Meetings and Attendance

The Board met seventeen times during 2023 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2023.

Board Attendance at the Annual Meeting

Our policy is to encourage our directors to attend each annual meeting; however, such attendance is not required at this time.

Board Leadership Structure and Role in Risk Oversight

Overall responsibility for our oversight rests with the Board. We have entered into the Investment Advisory Agreement pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and our other service providers in accordance with the provisions of the 1940 Act, applicable provisions of state and other laws and our charter. The Board is composed of six members, five of whom are directors who are not “interested persons” of the Company or the

Adviser as defined in the 1940 Act. The Board meets in person at regularly scheduled quarterly meetings each year. In addition, the Board may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, the Board has established a Nominating and Corporate Governance Committee and an Audit Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board in fulfilling its oversight responsibilities. The Board has appointed Edward D’Alelio, an independent director, to serve in the role of Chairman of the Board. The Chairman’s role is to preside at all meetings of the Board and to act as a liaison with the Adviser, counsel and other directors generally between meetings. The Chairman serves as a key point person for dealings between management and the directors. The Chairman also may perform such other functions as may be delegated by the Board from time to time. The Board reviews matters related to its leadership structure annually. The Board has determined that the Board’s leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of directors and the full Board in a manner that enhances effective oversight.

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

Communications with Directors

Shareholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual directors or any group or committee of directors, correspondence should be addressed to the Board or any such individual directors or group or committee of directors by either name or title. All such correspondence should be sent to Blue Owl Credit Income Corp., 399 Park Avenue, 37th Floor, New York, New York 10022, Attention: Secretary.

Committees of the Board

The Board has an Audit Committee and a Nominating and Corporate Governance Committee, and may form additional committees in the future. A brief description of each committee is included in this Form 10-K and the charters of the Audit and Nominating and Corporate Governance Committees can be accessed on the Company’s website at www.ocic.com.

As of December 31, 2023, the members of each of the Board’s committees were as follows (the names of the respective committee chairperson are bolded):

Audit Committee	Nominating and Corporate Governance Committee
Edward D'Alelio	Edward D'Alelio
Christopher M. Temple	Christopher M. Temple
Eric Kaye	Eric Kaye
Melissa Weiler	Melissa Weiler
Victor Woolridge	Victor Woolridge
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

The Audit Committee had eight formal meetings in 2023.

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

The Nominating and Corporate Governance Committee had three formal meetings in 2023.

Director Nominations

Nomination for election as a director may be made by, or at the direction of, the Nominating and Corporate Governance Committee or by shareholders in compliance with the procedures set forth in our bylaws.

Shareholder proposals or director nominations to be presented at the annual meeting of shareholders, other than shareholder proposals submitted pursuant to the SEC’s Rule 14a-8, must be submitted in accordance with the advance notice procedures and other requirements set forth in our bylaws. These requirements are separate from the requirements discussed above to have the shareholder nomination or other proposal included in our proxy statement and form of proxy/voting instruction card pursuant to the SEC’s rules.

Our bylaws require that the proposal or recommendation for nomination must be delivered to, or mailed and received at, the principal executive offices of the Company not earlier than the 150th day prior to the one year anniversary of the date the Company’s proxy statement for the preceding year’s annual meeting, or later than the 120th day prior to the first anniversary of the date of the proxy statement for the preceding year’s annual meeting. If the date of the annual meeting has changed by more than 30 days from the first anniversary of the date of the preceding year's annual meeting, shareholder proposals or director nominations must be so received not earlier than the 150th day prior to the date of such annual meeting and not later than the 120th day prior to the date of such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made.

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

The Nominating and Corporate Governance Committee’s goal is to assemble a board that brings to the Company a variety of perspectives and skills derived from high-quality business and professional experience.

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

The Board has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the Nominating and Corporate Governance Committee considers and discusses diversity, among other factors, with a view toward the needs of the Board as a whole. The Board generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the Board, when identifying and recommending director nominees. The Board believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the Board’s goal of creating a Board that best serves the needs of the Company and the interests of its shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2023, all Section 16(a) filing requirements applicable to such persons were timely filed.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. Our Code of Business Conduct and Ethics can be accessed on our website at www.ocic.com.

There have been no material changes to our corporate code of ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer. If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct and Ethics, we will promptly disclose the nature of the amendment or waiver on our website at www.ocic.com or file a Form 8-K with the Securities and Exchange Commission.

Information about Executive Officers Who Are Not Directors
The following sets forth certain information regarding the executive officers of the Company who are not directors of the Company.

Name	Age	Position	Officer Since
Karen Hager	51	Chief Compliance Officer	2020
Bryan Cole	39	Chief Financial Officer and Chief Operating Officer	2020
Neena Reddy	46	Vice President and Secretary	2020
Matthew Swatt	35	Co-Chief Accounting Officer, Co-Controller, and Co-Treasurer	2021
Shari Withem	41	Co-Chief Accounting Officer, Co-Controller, and Co-Treasurer	2021
Jennifer McMillion	46	Co-Chief Accounting Officer, Co- Controller, and Co-Treasurer	2022
Jonathan Lamm	49	Vice President	2021

The address for each of our executive officers is c/o Blue Owl Credit Income Corp., 399 Park Avenue, New York, New York 10022.

Ms. Hager is a member of Blue Owl’s Operating Committee and also serves as the Chief Compliance Officer of Blue Owl and each of the Blue Owl Credit Advisers and the Blue Owl BDCs. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit Platform, in March 2018, Ms. Hager was Chief Compliance Officer at Abbott Capital Management. Previous to Abbott, Ms. Hager worked as SVP, Director of Global Compliance and Chief Compliance Officer at The Permal Group, and as Director of Compliance at Dominick & Dominick Advisors LLC. Prior to joining Dominick & Dominick Advisors LLC, Ms. Hager was a Senior Securities Compliance Examiner/Staff Accountant at the US Securities and Exchange Commission. Ms. Hager received a B.S. in Accounting from Brooklyn College of the City University of New York.

Mr. Cole is the Chief Financial Officer and Chief Operating Officer of each of the Company and OTIC, the Chief Operating Officer of each of OBDC II and OBDC III and is the Chief Accounting Officer and Co-Controller of each of OBDC, OTF and OTF II. Mr. Cole is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in January 2016, Mr. Cole was Assistant Controller of Business Development Corporation of America, a non-traded business development company, where he was responsible for overseeing the finance, accounting, financial reporting, operations and internal controls functions. Preceding that role, Mr. Cole worked within the Financial Services—Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Cole received a B.S. in Accounting from Fordham University and is a licensed Certified Public Accountant in New York.

Ms. Reddy is a Vice President and Secretary of each of the Blue Owl BDCs and Chief Legal Officer of each of the Blue Owl Credit Advisers. Ms. Reddy also serves as the General Counsel, Chief Legal Officer and Secretary of Blue Owl, and a member of the Blue Owl’s Executive and Operating Committees. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, Ms. Reddy was associate general counsel at Goldman, Sachs & Co LLC, from 2010 to April 2019 and was dedicated to Goldman Sachs Asset Management L.P. (“GSAM”), where she was responsible for GSAM managed direct alternative products, including private credit. Prior to GSAM, Ms. Reddy practiced as a corporate attorney at Boies Schiller & Flexner LLP and at Debevoise & Plimpton LLP. Prior to becoming an attorney, Ms. Reddy was a financial analyst in the private wealth division at Goldman, Sachs & Co. Ms. Reddy received a J.D. from New York University School of Law and a B.A. in English, magna cum laude, from Georgetown University.

Mr. Swatt is the Co-Chief Accounting Officer of the Company, OBDC II, OBDC III and OTIC, and is the Co-Treasurer and Co-Controller of each of the Blue Owl BDCs. Mr. Swatt is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in May 2016, Mr. Swatt was an Assistant Controller at Guggenheim Partners in their Private Credit group, where he was responsible for the finance, accounting, and financial reporting functions. Preceding that role, Mr. Swatt worked within the Financial Services -- Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Swatt received a B.S. in Accounting from the University of Maryland and is a licensed Certified Public Accountant in New York.

Ms. Withem is the Co-Chief Accounting Officer of the Company, OBDC II, OBDC III and OTIC, and is the Co-Treasurer and Co-Controller of each of the Blue Owl BDCs. Ms. Withem is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl's Credit platform, in March 2018, Ms. Withem was Vice President of Sixth Street Specialty Lending, Inc., a business development company traded on the NYSE, where she was responsible for accounting, financial reporting, treasury and internal controls functions. Preceding that role, Ms. Withem worked for MCG Capital Corporation, a business development company formerly traded on the Nasdaq and Deloitte in the Audit and Assurance Practice. Ms. Withem received a B.S. in Accounting from James Madison University and is a licensed Certified Public Accountant in Virginia.

Ms. McMillon is the Co-Chief Accounting officer of the Company, OBDC II, OBDC III and OTIC and is the Co-Treasurer and Co-Controller of each of the Blue Owl BDCs. Ms. McMillon is also a Managing Director of Blue Owl. Before joining Blue Owl, Ms. McMillon led the accounting department of Tiptree Inc., a national capital holding company, as the Vice President of Technical Accounting and External Reporting from 2017-2022. She was responsible for financial reporting, valuation/purchase accounting, and numerous internal control functions. From 2013-2017, Ms. McMillon served as the Regional Accounting & Reporting Director, Americas of Koch Industries/Georgia Pacific, from 2009-2013 she served as an Accounting Manager at Oaktree Capital and Centerbridge Partners, and prior to that Ms. McMillon worked in public accounting for nearly ten years, spending most of this tenure at PricewaterhouseCoopers. Ms. McMillon earned her B.S. in Accounting from Florida State University and is a licensed Certified Public Accountant in New York.

Mr. Lamm is Chief Financial Officer and Chief Operating Officer of each of OBDC, OTF and OTF II, Chief Financial Officer of each of OBDC II and OBDC III and Vice President of each of the Company and OTIC. Mr. Lamm is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in April 2021, Mr. Lamm served as the Chief Financial Officer and Treasurer of Goldman Sachs BDC, Inc. (“GSBD”), a business development company traded on the New York Stock Exchange. Mr. Lamm was responsible for building and overseeing GSBD’s finance, treasury, accounting and operations functions from April 2013 through March 2021, including during its initial public offering in March 2015. During his time at Goldman Sachs, Mr. Lamm also served as Chief Financial Officer and Treasurer of Goldman Sachs Private Middle Market Credit LLC, Goldman Sachs Private Middle Market Credit II LLC and Goldman Sachs Middle Market Lending Corp. prior to the completion of its merger with GSBD in October 2020. Throughout his twenty-two years at Goldman Sachs, Mr. Lamm held various positions. From 2013 to 2021, Mr. Lamm served as Managing Director, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2007 to 2013, Mr. Lamm served as Vice President, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2005 to 2007, Mr. Lamm served as Vice President in the Financial Reporting group and, from 1999 to 2005, he served as a Product Controller. Prior to joining Goldman Sachs, Mr. Lamm worked in public accounting at Deloitte & Touche.

Portfolio Managers

The management of our investment portfolio is the responsibility of the Adviser and the Diversified Lending Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team, is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s investment Committees. Blue Owl’s Credit platform has four investment committees each of which focuses on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s credit platform investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Jeff Walwyn, Logan Nicholson, Meenal Mehta and Patrick Linnemann. The Investment Team, under the Diversified Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. The Diversified Lending Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Diversified Lending Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be made) and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Diversified Lending Investment Committee. Follow-on investments in existing portfolio companies may require the Diversified Lending Investment Committee’s approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Diversified Lending Investment Committee. The compensation packages of certain Diversified Lending Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.

None of the Adviser’s investment professionals receive any direct compensation from us in connection with the management of our portfolio. Certain members of the Diversified Lending Investment Committee, through their financial interests in the Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement.

The Investment Team performs a similar role for OBDC, OBDC II and OBDC III and certain members of the Investment Team also perform a similar role for OTF, OTF II and OTIC, from which the Adviser and its affiliates may receive incentive fees. See “ITEM 1. BUSINESS – Affiliated Transactions” for a description of the Blue Owl Credit Advisers’ allocation policy governing allocations of investments among us and other investment vehicles with similar or overlapping strategies, as well as a description of certain other relationships between us and the Adviser. See “ITEM 1A. RISK FACTORS — Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us” for a discussion of potential conflicts of interests.

The members of the Diversified Lending Investment Committee function as portfolio managers with the most significant responsibility for the day-to-day management of our portfolio. Information regarding the Diversified Lending Investment Committee, is as follows:

Name	Year of Birth
Douglas I. Ostrover	1962
Marc S. Lipschultz	1969
Craig W. Packer	1966
Alexis Maged	1965
Jeff Walwyn	1979
Logan Nicholson	1980
Meenal Mehta	1975
Patrick Linnemann	1983

In addition to managing our investments, as of December 31, 2023, our portfolio managers also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Blue Owl Capital Corporation	Business development company	U.S. middle-market lending	$13,511.4
Blue Owl Capital Corporation II	Business development company	U.S. middle-market lending	$2,190.6
Blue Owl Capital Corporation III	Business development company	U.S. middle-market lending	$3,761.1

In addition to managing our investments, as of December 31, 2023, Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Blue Owl Technology Finance Corp.	Business development company	U.S. middle-market technology lending	$6,652.2
Blue Owl Technology Finance Corp. II	Business development company	U.S. middle-market technology lending	$3,913.8
Blue Owl Technology Income Corp.	Business development company	U.S. middle-market technology lending	$3,327.4

As of December 31, 2023, our portfolio managers also managed private funds (the “Blue Owl Private Funds” and together with the Blue Owl Credit BDCs, the “Blue Owl Credit Clients”) with a total of approximately $8.8 billion in gross assets.

The management and incentive fees payable by the Blue Owl Credit Clients are based on the gross assets and performance, respectively of each Blue Owl Credit Client.

Biographical information regarding the member of the Diversified Lending Investment Committee who is not a director or executive officer of the Company is as follows:

Douglas I. Ostrover

Mr. Ostrover is Co-Chief Executive Officer of Blue Owl, a member of the firm’s Executive Committee and the chairman of the firm’s board of directors. Mr. Ostrover is also the Co-Chief Executive Officer and serves as a Co-Chief Investment Officer of each of the Blue Owl Credit Advisers. Mr. Ostrover is also a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of the Blue Owl Credit Advisers. Previously, Mr. Ostrover co-founded Owl Rock, the predecessor firm to Blue Owl’s Credit platform. Mr. Ostrover served on the boards of directors of OBDC and OBDC II from 2016 through 2021, on the board of directors of OTF from 2018 through 2021, and on the boards of directors of the Company and OBDC III from 2020 through 2021. Prior to co-founding Owl Rock, Mr. Ostrover was one of the founders of GSO Capital Partners (GSO), Blackstone’s alternative credit platform, and a Senior Managing Director at Blackstone until June 2015. Prior to co-founding GSO in 2005, Mr. Ostrover was a Managing Director and Chairman of the Leveraged Finance Group of Credit Suisse First Boston (CSFB). Prior to his role as Chairman, Mr. Ostrover was Global Co-Head of CSFB’s Leveraged Finance Group, during which time he was responsible for all of CSFB's origination, distribution and trading activities relating to high yield securities, leveraged loans, high yield credit derivatives and distressed securities. Mr. Ostrover joined CSFB in November 2000 when CSFB acquired Donaldson, Lufkin & Jenrette (“DLJ”), where he was a Managing Director in charge of High Yield and Distressed Sales, Trading and Research. Mr. Ostrover had been a member of DLJ’s high yield team since he joined the firm in 1992. Mr. Ostrover is actively involved in non-profit organizations including serving on the Board of Directors of the Michael J. Fox Foundation, the Mount Sinai Health System, and the Leadership Council for Memorial Sloan Kettering. Mr. Ostrover also serves on the investment committee of the Brunswick School. Mr. Ostrover received an M.B.A. from New York University Stern School of Business and a B.A. in Economics from the University of Pennsylvania.

Marc S. Lipschultz

Mr. Lipschultz is Co-Chief Executive Officer of Blue Owl, a member of the firm’s Executive Committee and a member of the firm’s board of directors. Mr. Lipschultz also serves as Co-Chief Investment Officer for each of the Blue Owl Credit Advisers. Previously, Mr. Lipschultz co-founded Owl Rock, the predecessor firm to Blue Owl’s Credit platform. Prior to co-founding Owl Rock, Mr. Lipschultz spent more than two decades at KKR, serving on the firm’s Management Committee and as the Global Head of Energy and Infrastructure. Mr. Lipschultz has a wide range of experience in alternative investments, including leadership roles in private equity, private credit and real assets. Prior to joining KKR, Mr. Lipschultz was with Goldman, Sachs & Co., where he focused on mergers and acquisitions and principal investment activities. Mr. Lipschultz serves on the board of the Hess Corporation and is actively involved in a variety of nonprofit organizations, serving as a trustee or board member of the 92nd Street Y, American Enterprise Institute for Public Policy Research, Michael J. Fox Foundation, Mount Sinai Health System, Riverdale Country School and the Stanford University Board of Trustees. Mr. Lipschultz received an M.B.A. with high distinction, Baker Scholar, from Harvard Business School and an A.B. with honors and distinction, Phi Beta Kappa, from Stanford University.

Alexis Maged

Mr. Maged is Chief Credit Officer of Blue Owl’s Credit platform, a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of each of the Blue Owl Credit Advisers and Vice President of each of the Blue Owl BDCs. Mr. Maged is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in January 2016, Mr. Maged was Chief Financial Officer of Barkbox, Inc., a New York-based provider of pet-themed products and technology from September 2014 to November 2015. Prior to that, Mr. Maged was a Managing Director with Goldman Sachs & Co. from 2007 until 2014. At Goldman Sachs & Co., Mr. Maged held several leadership positions, including Chief Operating Officer of the investment bank’s Global Credit Finance businesses, Co-Chair of the Credit Markets Capital Committee and a member of the Firmwide Capital Committee. Prior to assuming that role in 2011, Mr. Maged served as Chief Underwriting Officer for the Americas and oversaw the U.S. Bank Debt Portfolio Group and US Loan Negotiation Group. From mid-2007 to the end of 2008, Mr. Maged was Head of Bridge Finance Capital Markets in the Americas Financing Group’s Leveraged Finance Group, where he coordinated the firm’s High Yield Bridge Lending and Syndication business. Prior to joining Goldman, Sachs & Co, Mr. Maged was Head of the Bridge Finance Group at Credit Suisse and also worked in the Loan Capital Markets Group at Donaldson, Lufkin and Jenrette (“DLJ”). Upon DLJ’s merger with Credit Suisse in 2000, Mr. Maged joined Credit Suisse’s Syndicated Loan Group and, in 2003, founded its Bridge Finance Group. Earlier in his career, Mr. Maged was a member of the West Coast Sponsor Coverage Group at Citigroup and the Derivatives Group at Republic National Bank, as well as a founding member of the Loan Syndication Group at Swiss Bank Corporation. Mr. Maged received an M.B.A. from New York University Stern School of Business and a B.A. from Vassar College.

Jeff Walwyn

Mr. Walwyn is a Managing Director of Blue Owl’s Credit platform, serves as the Head of Underwriting non-technology for each of the Blue Owl Credit Advisers and serves as a member of the Diversified Lending Investment Committee. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in 2017, Mr. Walwyn was a Managing Director with Guggenheim Partners from 2015 until 2017. Upon Apollo Global Management’s acquisition of Gulf Stream Asset management in 2011, Mr. Walwyn joined Apollo and was a Principal until 2014. Prior to its acquisition by Apollo, Mr. Walwyn was a Vice President at Gulf Stream Asset Management where he started in 2006. Earlier in his career, Mr. Walwyn worked in Investment Banking with JPMorgan. Mr. Walwyn received an M.B.A. from Duke University’s Fuqua School of Business and a B.A. from Cornell University and is a Chartered Financial Analyst .

Patrick Linnemann

Mr. Linnemann is a Managing Director of Blue Owl, a member of the Investment Team and a member of the Diversified Lending Investment Committee. Mr. Linnemann is also a Portfolio Manager for certain funds in Blue Owl’s Diversified Lending strategy, including Blue Owl Diversified Lending Fund. Before joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, Mr. Linnemann was a Vice President at Angel Island Capital, the credit investment platform of Golden Gate Capital, from 2015 to 2016, where he focused on sourcing and evaluating credit investments. Before that, Mr. Linnemann was Vice President of the Leveraged Finance Capital Markets Group at Goldman Sachs & Co. in New York from 2006 to 2015. Mr. Linnemann received a B.A. in Economics from the University of Pennsylvania.

Meenal Mehta

Ms. Mehta is a Managing Director of Blue Owl, a member of the Adviser’s Investment Team and a member of the Adviser’s Diversified Lending Investment Committee. Ms. Mehta is also a Co-Head of Underwriting for the Adviser’s Investment Team. Before joining Blue Owl, Ms. Mehta was a Managing Director at Antares Capital, a direct lender to middle market firms based in New York. Prior to that, Ms. Mehta was a Vice President at GE Capital. Ms. Mehta began her career as a Manager at L&T Finance Limited, Mumbai India in the Treasury Group. Ms. Mehta received an M.B.A. from Goizueta Business School, Emory University, an M.S. in Management Studies with a specialization in Finance from NMIMS, Mumbai University and a BS in Commerce and Economics from Sydenham College, Mumbai University.

Logan Nicholson

Mr. Nicholson is a Managing Director of Blue Owl, a member of the Direct Lending Investment Team, and a member of the Diversified Lending Investment Committee. Mr. Nicholson is also President of OBDC III and Portfolio Manager for certain funds in Blue Owl’s Diversified Lending strategy, including the Company, OBDC, OBDC II and OBDC III. Prior to joining Blue Owl in 2023, Mr. Nicholson was a Co-Founder and Partner at Brinley Partners, a startup private credit asset manager, from 2021 to 2023. Previously, Mr. Nicholson was at Goldman Sachs & Co. (“Goldman”) from 2003 to 2021, where he was most recently a Managing Director and Head of U.S. Leveraged Finance Capital Markets. During his time at Goldman, he was responsible for structuring, risk management and distribution of capital commitments for both Leveraged Loans and High Yield bonds, and he was also appointed as a member of the LSTA Board of Directors. Additionally, Mr. Nicholson spent 2021 in a leadership role at healthcare firm Humana Inc., where he was Senior Vice President of Corporate Development and responsible for all M&A activity. Mr. Nicholson received a B.S. in Systems Engineering with a double major in Economics from the University of Virginia.

The table below shows dollar ranges of shares of our common stock to be beneficially owned by the members of the Diversified Lending Investment Committee as of March 6, 2024 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; or Over $100,000. For purposes of this Annual Report, the term “Fund Complex” is defined to include the Blue Owl BDCs.

Name	Dollar Range of Equity Securities in Blue Owl Credit Income Corp.(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Douglas I. Ostrover	over $100,000(4)	over $100,000
Marc S. Lipschultz	None	over $100,000
Craig W. Packer	None	over $100,000
Alexis Maged	None	over $100,000
Jeff Walwyn	None	over $100,000
Logan Nicholson	None	None
Meenal Mehta	None	$10,001 - $50,000
Patrick Linnemann	None	None

(1)Beneficial ownership determined in accordance with Rule 16a-1(a)(2) promulgated under the 1934 Act.
(2)The dollar range of equity securities of the Company beneficially owned by members of the Diversified Lending Investment Committee, if applicable, is calculated by multiplying the current net offering price per share of the applicable class of the Company’s common stock by the number of shares beneficially owned.
(3)The dollar range of Equity Securities in the Fund Complex beneficially owned by Diversified Lending Investment Committee members, if applicable, is the sum of (1) the total dollar range of equity securities in the Company beneficially owned by the Diversified Lending Investment Committee member, (2) the current net asset value per share of Blue Owl Capital Corporation II’s common stock multiplied by the number of shares of Blue Owl Capital Corporation II’s common stock beneficially owned by the Diversified Lending Investment Committee member, (3) the current net asset value per share of Blue Owl Technology Finance Corp.’s common stock multiplied by the number of shares of Blue Owl Technology Finance Corp.’s common stock beneficially owned by the Diversified Lending Investment Committee member, (4) the closing price per share of Blue Owl Capital Corporation’s common stock on March 6, 2024 multiplied by the number of shares of Blue Owl Capital Corporation’s common stock beneficially owned by the Diversified Lending Investment Committee member, (5) the current net asset value per share of Blue Owl Technology Finance Corp. II’s common stock multiplied by the number of shares of Blue Owl Technology Finance Corp. II’s common stock beneficially owned by the Diversified Lending Investment Committee member, (6) the current net offering price per share of Blue Owl Technology Income Corp.’s common stock multiplied by the number of shares of Blue Owl Technology Income Corp.’s common stock beneficially owned by the Diversified Lending Investment Committee member and (7) the closing price per share of Blue Owl Capital Corporation III’s common stock on March 6, 2024 multiplied by the number of shares of Blue Owl Capital Corporation III’s common stock beneficially owned by the Diversified Lending Investment Committee member.
(4)Securities are held by Owl Rock Feeder FIC ORCIC Equity LLC. Mr. Ostrover disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

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

None of our executive officers will receive direct compensation from us. We will reimburse the Adviser the allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs). The members of the Diversified Lending Investment Committee, through their financial interests in the Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement.

Director Compensation

No compensation is expected to be paid to our directors who is an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. Our directors who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in in-person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. As of December 31, 2023, these directors were Edward D’Alelio, Christopher M. Temple, Eric Kaye, Victor Woolridge, and Melissa Weiler. We pay each independent director the following amounts for serving as a director:

		Annual Committee Chair Cash Retainer
Assets Under Management	Annual Cash Retainer	Chair of the Board	Audit	Committee Chair
$0 < $2.5 Billion	$150,000	$15,000	$10,000	$5,000
$2.5 Billion < $5 Billion	$175,000	$15,000	$10,000	$5,000
$5 Billion < $10 Billion	$200,000	$15,000	$10,000	$5,000
≥ $10 Billion	$250,000	$15,000	$10,000	$5,000

We also reimburse each of the directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.

The table below sets forth the compensation received by each director from the Company and the Fund Complex for service during the fiscal year ended December 31, 2023:

Name of Director	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
Edward D'Alelio	$265,000	$265,000	$1,465,462
Christopher M. Temple	$260,000	$260,000	$1,430,462
Eric Kaye	$255,000	$255,000	$1,395,462
Melissa Weiler	$250,000	$250,000	$1,360,462
Victor Woolridge	$250,000	$250,000	$1,360,462

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of March 6, 2024 the beneficial ownership as indicated in the Company’s books and records of each current director, the nominees for director, the Company’s executive officers, the executive officers and directors as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock.

The percentage ownership is based on 1,029,743,785 shares of our common stock outstanding as of March 6, 2024. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares of our common stock beneficially owned by such shareholder.

Shares Beneficially Owned
Name and Address(1)	Number of Shares Owned	Percentage of Class Outstanding
Interested Directors
Craig W. Packer	—	—
Independent Directors
Edward D'Alelio	—	—
Eric Kaye	—	—
Christopher M. Temple	—	—
Melissa Weiler	—	—
Victor Woolridge	—	—
Executive Officers	—	—
Karen Hager	—	—
Bryan Cole	—	—
Neena Reddy	—	—
Matthew Swatt	—	—
Shari Withem	—	—
Jennifer McMillion	—	—
Jonathan Lamm	—	—
All officers and directors as a group (13 persons)	—	—

(1)The address for each of the directors and officers is c/o Blue Owl Credit Income Corp., 399 Park Avenue, 37th Floor, New York, New York 10022.

Dollar Range of Equity Securities Beneficially Owned by Directors

The table below shows the dollar range of equity securities of the Company and the aggregate dollar range of equity securities of the Fund Complex that were beneficially owned by each director as of March 6, 2024 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; or Over $100,000. For purposes of this Form 10-K, the term “Fund Complex” is defined to include the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Capital Corporation III, Blue Owl Technology Finance Corp., Blue Owl Technology Finance Corp. II and Blue Owl Technology Income Corp.

Name of Director	Dollar Range of Equity Securities in Blue Owl Credit Income Corp.(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Interested Directors
Craig W. Packer	None	over $100,000
Independent Directors
Edward D'Alelio	None	over $100,000
Eric Kaye	None	over $100,000
Christopher M. Temple	None	over $100,000
Melissa Weiler	None	over $100,000
Victor Woolridge	None	over $100,000

(1)Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.
(2)The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying the current net public offering price of the applicable class of the Company’s common stock by the number of shares beneficially owned.
(3)The dollar range of Equity Securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of (1) the closing price per share of Blue Owl Capital Corporation's common stock as of March 6, 2024 multiplied by the number of shares of Blue Owl Capital Corporation’s common stock beneficially owned by the director, (2) the current net asset value per share of Blue Owl Capital Corporation II’s common stock multiplied by the number of shares of Blue Owl Capital Corporation II’s common stock beneficially owned by the director, (3) the closing price per share of Blue Owl Capital Corporation III’s common stock as of March 6, 2024 multiplied by the number of shares of Blue Owl Capital Corporation III’s common stock beneficially owned by the director, (4) the current net asset value per share of Blue Owl Technology Finance Corp.’s common stock multiplied by the number of shares of Blue Owl Technology Finance Corp.’s common stock beneficially owned by the director, (5) the current net asset value per share of Blue Owl Technology Finance Corp. II’s common stock multiplied by the number of shares Blue Owl Technology Finance Corp. II’s common stock beneficially owned by the director, (6) the current net offering price per share of Blue Owl Technology Income Corp.’s common stock multiplied by the number of shares of Blue Owl Technology Income Corp.’s common stock beneficially owned by the director and (7) the total dollar range of equity securities in the Company beneficially owned by the director.

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

Our executive officers, certain of our directors and certain other finance professionals of Blue Owl also serve as executives of the Blue Owl Credit Advisers and officers and directors of the Company and certain professionals of Blue Owl, and the Blue Owl Credit Advisers are officers of Blue Owl Securities LLC. In addition, our executive officers and directors and the members of the Adviser and members of its Diversified Lending Investment Committee serve or may serve as officers, directors or principals of entities that operate in the same, or a related, line of business as we do (including the Blue Owl Credit Advisers) including serving on their respective investment committees and/or on the investment committees of investments funds, accounts or other investment vehicles managed by our affiliates which may have investment objective similar to our investment objective. At times we may compete with the Blue Owl Credit Clients, for capital and investment opportunities. As a result, we may not be given the opportunity to participate in certain investments made by the Blue Owl Credit Clients. This can create a potential conflict when allocating investment opportunities among us and such other Blue Owl Credit Clients. An investment opportunity that is suitable for multiple clients of the Adviser and its affiliates may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. However, in order for the Adviser and its affiliates to fulfill their fiduciary duties to each of their clients, the Blue Owl Credit Advisers have put in place an investment allocation policy that seeks to ensure the fair and equitable allocation of investment opportunities over time and addresses the co-investment restrictions set forth under the 1940 Act.

Allocation of Investment Opportunities

The Blue Owl Credit Advisers intend to allocate investment opportunities in a manner that is fair and equitable over time and is consistent with its allocation policy, so that no client of the Adviser or its affiliates is disadvantaged in relation to any other client of the Adviser or its affiliates, taking into account such factors as the relative amounts of capital available for new investments, cash on hand, existing commitments and reserves, the investment programs and portfolio positions of the participating investment accounts, the clients for which participation is appropriate, targeted leverage level, targeted asset mix and any other factors deemed appropriate. The Blue Owl Credit Advisers intend to allocate common expenses among us and other clients of the Adviser and its affiliates in a manner that is fair and equitable over time or in such other manner as may be required by applicable law or the Investment Advisory Agreement. Fees and expenses generated in connection with potential portfolio investments that are not consummated will be allocated in a manner that is fair and equitable over time and in accordance with policies adopted by the Blue Owl Credit Advisers and the Investment Advisory Agreement.

The Blue Owl Credit Advisers have put in place an investment allocation policy that seeks to ensure the equitable allocation of investment opportunities and addresses the co-investment restrictions set forth under the 1940 Act. When we engage in co-investments as permitted by the exemptive relief described below, we will do so in a manner consistent with the Blue Owl Credit Advisers’ allocation policy. In situations where co-investment with other entities managed by the Adviser or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, a committee comprised of certain executive officers of the Blue Owl Credit Advisers (including executive officers of the Adviser) along with other officers and employees, will need to decide whether we or such other entity or entities will proceed with the investment. The allocation committee will make these determinations based on the Blue Owl Credit Advisers’ allocation policy, which generally requires that such opportunities be offered to eligible accounts in a manner that will be fair and equitable over time.

The Blue Owl Credit Advisers’ allocation policy is designed to manage the potential conflicts of interest between the Adviser’s fiduciary obligations to us and its or its affiliates’ similar fiduciary obligations to other clients, including the Blue Owl Credit Clients; however, there can be no assurance that the Blue Owl Credit Advisers’ efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Not all conflicts of interest can be expected to be resolved in our favor.

The allocation of investment opportunities among us and any of the other investment funds sponsored or accounts managed by the Adviser or its affiliates may not always, and often will not, be proportional. In general, pursuant to the Blue Owl Credit Advisers’ allocation policy, the process for making an allocation determination includes an assessment as to whether a particular investment opportunity (including any follow-on investment in, or disposition from, an existing portfolio company held by the Company or another investment fund or account) is suitable for us or another investment fund or account including the Blue Owl Credit Clients. In making this assessment, the Blue Owl Credit Advisers may consider a variety of factors, including, without limitation: the investment objectives, guidelines and strategies applicable to the investment fund or account; the nature of the investment, including its risk-return profile and expected holding period; portfolio diversification and concentration concerns; the liquidity needs of the investment fund or account; the ability of the investment fund or account to accommodate structural, timing and other aspects of the investment process; the life cycle of the investment fund or account; legal, tax and regulatory requirements and restrictions, including, as applicable, compliance with the 1940 Act (including requirements and restrictions pertaining to co-investment opportunities discussed below); compliance with existing agreements of the investment fund or account; the available capital of the investment fund or account; diversification requirements for BDCs or RICs; the gross asset value and net asset value of the investment fund or account; the current and targeted leverage levels for the investment fund or account; and portfolio construction considerations. The relevance of each of these criteria will vary from investment opportunity to investment opportunity. In circumstances where the investment objectives of multiple investment funds or accounts regularly overlap, while the specific facts and circumstances of each allocation decision will be determinative, the Blue Owl Credit Advisers may afford prior decisions precedential value.

Pursuant to the Blue Owl Credit Advisers’ allocation policy, if through the foregoing analysis, it is determined that an investment opportunity is appropriate for multiple investment funds or accounts, the Blue Owl Credit Advisers generally will determine the appropriate size of the opportunity for each such investment fund or account. If an investment opportunity falls within the mandate of two or more investment funds or accounts, and there are no restrictions on such funds or accounts investing with each other, then each investment fund or account will receive the amount of the investment that it is seeking, as determined based on the criteria set forth above.

Certain allocations may be more advantageous to us relative to one or all of the other investment funds, or vice versa. While the Blue Owl Credit Advisers will seek to allocate investment opportunities in a way that it believes in good faith is fair and equitable over time, there can be no assurance that our actual allocation of an investment opportunity, if any, or terms on which the allocation is made, will be as favorable as they would be if the conflicts of interest to which the Adviser may be subject did not exist.

Exemptive Relief

We rely on exemptive relief (as amended, the “Order”) that has been granted by the SEC to the Adviser and its affiliates to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, if such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers’ investment allocation policy incorporates the conditions of the Order. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the Blue Owl Credit Clients that could avail themselves of the Order and that have an investment objective similar to ours.

Review, Approval or Ratification of Transactions with Related Persons

The Audit Committee is required to review and approve any transactions with related persons (as such term is defined in Item 404 of Regulation S-K.)

License Agreement

We have entered into a license agreement (the “License Agreement”), pursuant to which an affiliate of Blue Owl has granted the Company a non-exclusive license to use the name “Blue Owl.” Under the License Agreement, we have a right to use the Blue Owl name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Blue Owl” name or logo.

Material Non-Public Information

Our senior management, members of the Adviser’s Diversified Lending Investment Committee and other investment professionals from the Adviser may serve as directors of, or in a similar capacity with, companies in which we invest or in which we are considering making an investment. Through these and other relationships with a company, these individuals may obtain material non-public information that might restrict our ability to buy or sell the securities of such company under the policies of the company or applicable law.

Director Independence

Pursuant to our certificate of incorporation, a majority of the Board will at all times consist of directors who are not “interested persons” of us, of the Adviser, or of any of our or its respective affiliates, as defined in the 1940 Act. We refer to these directors as our “Independent Directors.”

Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and the Company, the Adviser, or of any of their respective affiliates, the Board has determined that each of Messrs. Kaye, Temple, D’Alelio, Woolridge, and Ms. Weiler is independent, has no material relationship with the Company, and is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company. Mr. Packer is considered an “interested person” (as defined in the 1940 Act) of the Company since he is employed by the Adviser.

Item 14. Principal Accounting Fees and Services.

KPMG LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2024. KPMG acted as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023, 2022 and 2021. The Company knows of no direct financial or material indirect financial interest of KPMG LLP in the Company. A representative of KPMG LLP will be available to answer questions during the Annual Meeting and will have an opportunity to make a statement if he or she desires to do so.

Fees

Set forth in the table below are audit fees, audit-related fees, tax fees and all other fees billed to the Company by KPMG LLP for professional services performed for the following periods:

	For the Fiscal year Ended December 31,
	2023	2022	2021
Audit Fees(1)	$1,063,400	$731,500	$355,000
Audit-Related Fees(2)	—	—	—
Tax Fees(3)	97,425	106,360	79,400
All Other Fees(4)	—	—	—
Total Fees	$1,160,825	$837,860	$434,400

(1)“Audit Fees” are fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of interim financial statements or services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements.
(2)“Audit-Related Fees” are fees billed for assurance and related services by KPMG LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported under “Audit Fees.”
(3)“Tax Fees” are fees billed services rendered by KPMG for tax compliance, tax advice, and tax planning. Tax services include assistance regarding federal, state and international tax compliance, customs and duties and international tax planning.
(4)“All Other Fees” are fees billed for services other then those stated above.

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

3.2	Third Amended and Restated Bylaws, dated November 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on November 9, 2023).
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

4.5
Second Supplemental Indenture, dated as of February 8, 2022, relating to the 4.70% notes due 2027, by and between Owl Rock Core Income Corp. and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on February 8, 2022).

4.6	Form of 4.70% notes due 2027 sold in reliance on Rule 144A of the Securities Act (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on February 8, 2022).
4.7
Form of 4.70% notes due 2027 sold in reliance on Rule 501(a)(1), (2), (3), (7) or (9) of the Securities Act (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on February 8, 2022).

4.8
Third Supplemental Indenture, dated as of March 29, 2022, relating to the 5.500% notes due 2025, by and between Owl Rock Core Income Corp. and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 29, 2022).

4.9
Fourth Supplemental Indenture, dated as of September 16, 2022, relating to the 7.750% notes due 2027, by and between Owl Rock Core Income Corp. and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on September 19, 2022).

4.10	Form of 7.750% notes due 2027 sold in reliance on Rule 144A of the Securities Act (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on September 19, 2022).

4.11
Form of 7.750% notes due 2027 sold in reliance on Rule 501(a)(1), (2), (3), (7) or (9) of the Securities Act (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on September 19, 2022).

4.12
Agreement of Removal, Appointment and Acceptance, dated November 30, 2022, by and among Owl Rock Core Income Corp., Computershare Trust Company, N.A. and Truist Bank (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on November 30, 2022).

4.13	Form of 5.500% notes due 2025 sold in reliance on Rule 144A of the Securities Act (incorporated by Reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on March 29, 2022).
4.14
Form of 5.500% notes due 2025 sold in reliance on Rule 501(a)(1), (2), (3), (7) or (9) of the Securities Act (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on March 29, 2022).

4.15
Agreement of Removal, Appointment and Acceptance, dated November 30, 2022, by and among Owl Rock Core Income Corp., Computershare Trust Company, N.A. and Truist Bank (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on November 30, 2022).

4.16
Fifth Supplemental Indenture, dated as of June 13, 2023, relating to the 7.950% notes due 2028, by and between Owl Rock Core Income Corp. and Truist Bank, as successor to Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on June 14, 2023).

4.17	Form of 7.950% notes due 2028 sold in reliance on Rule 144A of the Securities Act (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed on June 14, 2023).
4.18
Form of 7.950% notes due 2028 sold in reliance on Rule 501(a)(1), (2), (3), (7) or (9) of the Securities Act (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K, filed on June 14, 2023).

4.19
Registration Rights Agreement, dated as of June 13, 2023, by and among RBC Capital Markets, LLC, SMBC Nikko Securities America, Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K, filed on June 14, 2023).

4.20
Registration Rights Agreement, dated as of July 21, 2023, by and among SMBC Nikko Securities America, Inc., RBC Capital Markets, LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on July 21, 2023).

4.21
Sixth Supplemental Indenture, dated as of December 4, 2023, relating to the 7.750% notes due 2029, by and between the Company and Truist Bank, as successor to Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on December 5, 2023).

4.22	Form of 7.750% notes due 2029 sold in reliance on Rule 144A of the Securities Act (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on December 5, 2023).
4.23
Form of 7.750% notes due 2029 sold in reliance on Rule 501(a)(1), (2), (3), (7) or (9) of the Securities Act (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on December 5, 2023).

4.24
Registration Rights Agreement, dated as of December 4, 2023, by and among the Company and SMBC Nikko Securities America, Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and MUFG Securities Americas Inc., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on December 5, 2023).

4.25	Form of Subscription Agreement incorporated by reference to Appendix A to the Company’s Prospectus, filed on December 13, 2023).
4.26*	Description of Securities
10.1	Form of Distribution Reinvestment Plan (incorporated by reference to Exhibit (e) to Post-Effective Amendment No.1 to the Company’s Registration Statement on Form N-2, filed on February 23, 2021).
10.2	Amended and Restated Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 19, 2021).
10.3	Dealer Manager Agreement (incorporated by reference to Exhibit (h)(1) to the Company’s Registration Statement on Form N-2, filed on October 16, 2020).
10.4	Amendment No. 1 to the Dealer Manager Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 23, 2021).
10.5
Form of Participating Broker-Dealer Agreement (Included as Exhibit A to the Form of Dealer Manager Agreement) (incorporated by reference to Exhibit (h)(2) to the Company’s Registration Statement on Form N-2, filed on October 16, 2020).

10.6	Shareholder Services Plan (incorporated by reference to Exhibit (h)(3) to the Company’s Registration Statement on Form N-2, filed on October 16, 2020).
10.7	Custodian Agreement (incorporated by reference to Exhibit (j) to the Company’s Registration Statement on Form N-2, filed on October 16, 2020).

10.8	Amended and Restated Administration Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 20, 2021).
10.9	License Agreement (incorporated by reference to Exhibit (k)(2) to the Company’s Registration Statement on Form N-2, filed on October 16, 2020).
10.10	Form of Escrow Agreement (incorporated by reference to Exhibit (k)(3) to the Company’s Registration Statement on Form N-2, filed on October 16, 2020).
10.11	Multi-Class Plan (incorporated by reference to Exhibit (k)(5) to the Company’s Registration Statement on Form N-2, filed on October 16, 2020).
10.12
Amendment No. 1, dated as of August 26, 2021, to the Amended and Restated Loan Agreement, dated as of May 12, 2021, by and between Owl Rock Core Income Corp. and Owl Rock Feeder FIC ORCIC Debt LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 31, 2021).

10.13
Amendment No. 2, dated as of September 13, 2021, to the Amended and Restated Loan Agreement, dated as of May 12, 2021, by and between Owl Rock Core Income Corp. and Owl Rock Feeder FIC ORCIC Debt LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 14, 2021).

10.14	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 23, 2021).
10.15
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

10.16
Form of Amendment No. 1 to the Credit Agreement by and among Core Income Funding I LLC, as Borrower, the Lenders referred to therein, Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as collateral Agent, Collateral Administrator, Custodian and Alter Domus (US) LLC as document custodian.(incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on December 30, 2021).

10.17
Sale and Contribution Agreement, dated as of September 16, 2021, between Owl Rock Core Income Corp., as Seller and Core Income Funding I LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 20, 2021).

10.18
Sale and Contribution Agreement, dated as of October 5, 2021, between Owl Rock Core Income Corp., as Seller and Core Income Funding II LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 7, 2021).

10.19
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

10.20
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

10.21
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

10.22
Credit Agreement, dated as of March 16, 2022, among Core Income Funding IV LLC, as Borrower, the Lenders from time to time parties thereto, Sumitomo Mitsui Banking Corporation, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and Alter Domus (US) LLC as Document Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 21, 2022).

10.23
Sale and Contribution Agreement, dated as of March 16, 2022, between Owl Rock Core Income Corp., as Seller and Core Income Funding IV LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 21, 2022).

10.24
Credit Agreement, dated as of March 24, 2022, among Core Income Funding III LLC, as Borrower, Owl Rock Capital Advisors LLC, as Servicer, the Lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Alter Domus (US) LLC as Collateral Custodian and Bank of America, N.A., as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2022).

10.25
Sale and Contribution Agreement, dated as of March 24, 2022, between Owl Rock Core Income Corp., as Seller and Core Income Funding III LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 28, 2022).

10.26
Amendment No. 4 to the Loan Financing and Servicing Agreement, dated as of April 11, 2022, among Core Income Funding II LLC, as Borrower, Owl Rock Core Income Corp., as Equityholder and Services Provider, the Lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Facility Agent, the other Agents parties thereto, State Street Bank and Trust Company, as Collateral Agent, and Alter Domus (US) LLC, as Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 13, 2022).

10.27
Amendment No. 5 to the Loan Financing and Servicing Agreement, dated as of May 3, 2022, among Core Income Funding II LLC, as Borrower, Owl Rock Core Income Corp., as Equityholder and Services Provider, the Lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Facility Agent, the other Agents parties thereto, State Street Bank and Trust Company, as Collateral Agent, and Alter Domus (US) LLC, as Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 5, 2022).

10.28
Amended and Restated Senior Secured Revolving Credit Agreement, dated as of August 11, 2022, among Owl Rock Core Income Corp. as Borrower, the Lenders and Issuing Banks party thereto, and Sumitomo Mitsui Banking Corporation as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on August 12, 2022).

10.29
Joinder Agreement, dated as of July 11, 2022, by and among, Webster Bank, N.A., Core Income Funding II LLC and Deutsche Bank AG, New York Branch (the “Webster Joinder Agreement”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 12, 2022).

10.30
Form of Loan Financing and Servicing Agreement, dated as of October 5, 2021, among Core Income Funding II LLC, as Borrower, Owl Rock Core Income Corp., as Equityholder and Services Provider, each Lender from time to time party thereto, the Agents for each Lender Group from time to time parties thereto, State Street Bank and Trust Company, as Collateral Agent, and Alter Domus (US) LLC, as Collateral Custodian, and Deutsche Bank AG, New York Branch, as Facility Agent, as conformed through the Webster Joinder Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 12, 2022).

10.31
Amendment No. 6 to the Loan Financing and Servicing Agreement, dated as of August 1, 2022, among Core Income Funding II LLC, as Borrower, Owl Rock Core Income Corp., as Equityholder and Services Provider, the Lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Facility Agent, the other Agents parties thereto, State Street Bank and Trust Company, as Collateral Agent, and Alter Domus (US) LLC, as Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 4, 2022).

10.32
Indenture and Security Agreement, dated as of October 21, 2022 by and between Owl Rock CLO VIII, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 25, 2022).

10.33
Collateral Management Agreement, dated as of October 21, 2022, between Owl Rock CLO VIII, LLC and Owl Rock Capital Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 25, 2022).

10.34
Loan Sale Agreement, dated as of October 21, 2022, between Owl Rock Core Income Corp., as Seller and Owl Rock CLO VIII, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on October 25, 2022).

10.35
Loan Sale Agreement, dated as of October 21, 2022, between Core Income Funding I LLC, as Seller and Owl Rock CLO VIII, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on October 25, 2022).

10.36
Class A-L1 Loan Agreement, dated as of October 21, 2022, among Owl Rock CLO VIII, LLC, as Borrower, State Street Bank and Trust Company, as Loan Agent, State Street Bank and Trust Company as Collateral Trustee and each of the Class A-L1 Lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on October 25, 2022).

10.37
ORCIC Senior Loan Fund LLC Amended and Restated Limited Liability Company Agreement, dated November 2, 2022, by and between Owl Rock Core Income Corp. and State Teachers Retirement System of Ohio (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 3, 2022).

10.38
Loan and Security Agreement, dated March 9, 2023, by and among Owl Rock Core Income Corp., as Servicer and Equityholder, Core Income Funding V LLC, as Borrower, Wells Fargo Bank, National Association, as administrative agent and each of the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on March 10, 2023).

10.39
Sale and Contribution Agreement, dated March 9, 2023, between Owl Rock Core Income Corp., as Seller and Core Income Funding V LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on March 10, 2023).

10.40
Indenture and Security Agreement, dated as of May 24, 2023 by and between Owl Rock CLO XI, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 26, 2023).

10.41
Collateral Management Agreement, dated as of May 24, 2023, between Owl Rock CLO XI, LLC and Owl Rock Capital Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on May 26, 2023).

10.42
Loan Sale Agreement, dated as of May 24, 2023, between Owl Rock Core Income Corp., as Seller and Owl Rock CLO XI, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on May 26, 2023).

10.43
Loan Sale Agreement, dated as of May 24, 2023, between Core Income Funding IV LLC, as Seller and Owl Rock CLO XI, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on May 26, 2023).

10.44
Class A-1L Loan Agreement, dated as of May 24, 2023, among Owl Rock CLO XI, LLC, as Borrower, State Street Bank and Trust Company, as Loan Agent, State Street Bank and Trust Company as Collateral Trustee and each of the Class A-1L Lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on May 26, 2023).

10.45
 Amendment No. 2 to the Credit Agreement by and among Core Income Funding I LLC, as Borrower, the Lenders referred to therein, Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator, Custodian and Alter Domus (US) LLC as document custodian (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 23, 2023).

10.46
License Agreement, dated as of July 6, 2023, between Blue Owl Credit Income Corp. and Blue Owl Capital Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 6, 2023).

10.47
Indenture and Security Agreement, dated as of July 18, 2023 by and between Owl Rock CLO XII, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 19, 2023).

10.48
Collateral Management Agreement, dated as of July 18, 2023, between Owl Rock CLO XII, LLC and Blue Owl Credit Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 19, 2023).

10.49
Loan Sale Agreement, dated as of July 18, 2023, between Blue Owl Credit Income Corp., as Seller and Owl Rock CLO XII, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 19, 2023).

10.50
Loan Sale Agreement, dated as of July 18, 2023, between Core Income Funding III LLC, as Seller and Owl Rock CLO XII, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on July 19, 2023).

10.51
Class A-1L Credit Agreement, dated as of July 18, 2023, among Owl Rock CLO XII, LLC, as Borrower, State Street Bank and Trust Company, as Loan Agent, State Street Bank and Trust Company as Collateral Trustee and each of the Class A-1L Lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on July 19, 2023).

10.52
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

10.53
Sale and Contribution Agreement, dated as of August 29, 2023, between Blue Owl Credit Income Corp., as Seller, and Core Income Funding VI LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 31, 2023).

10.54*
First Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of November 2, 2023, among Blue Owl Credit Income Corp. (f/k/a Owl Rock Core Income Corp.) as Borrower, the Lenders and Issuing Banks party thereto, and Sumitomo Mitsui Banking Corporation as Administrative Agent.

10.55
First Amendment to Credit Agreement, dated as of November 21, 2023, among Core Income Funding III LLC, as Borrower, Blue Owl Credit Advisors LLC, as Servicers, the Lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Alter Domus (US) LLC as Collateral Custodian and Bank of America, N.A., as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 27, 2023).

10.56	Amended and Restated Multi-Class Plan (incorporated by reference to Exhibit (k)(5) to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2, filed on December 13, 2023).
14.1*	Code of Ethics.
21.1*	Subsidiary List
24.1	Power of Attorney (included on signature page hereto).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
** Furnished herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Credit Income Corp.

Date: March 6, 2024	By:	/s/ Bryan Cole
Bryan Cole Chief Financial Officer and Chief Operating Officer

Each person whose signature appears below constitutes and appoints Craig W. Packer and Bryan Cole, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2023, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 6, 2024.

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