Form 10-Q
period 2024-03-31
Blue Owl Credit Income Corp.
filed 2024-05-09
CIK 1812554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 9, 2024, the registrant had 393,590,381 shares of Class S common stock, 42,083,055 shares of Class D common stock, and 700,393,033 shares of Class I common stock, $0.01, par value per share, outstanding.

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

Blue Owl Credit Income Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $18,163,680 and $15,937,544, respectively)	$18,225,162	$16,010,137
Non-controlled, affiliated investments (amortized cost of $70,177 and $72,371, respectively)	77,556	78,406
Controlled, affiliated investments (amortized cost of $666,592 and $561,528, respectively)	683,241	573,550
Total investments at fair value (amortized cost of $18,900,449 and $16,571,443, respectively)	18,985,959	16,662,093
Cash (restricted cash of $112,461 and $40,872, respectively)	662,976	415,384
Interest receivable	161,643	138,350
Receivable from controlled affiliates	10,702	8,024
Receivable for investments sold	7,889	28,508
Prepaid expenses and other assets	4,769	4,123
Total Assets	$19,833,938	$17,256,482
Liabilities
Debt (net of unamortized debt issuance costs of $122,242 and $101,242, respectively)	$8,901,828	$7,827,973
Distribution payable	107,255	93,930
Payable for investments purchased	304,371	167,078
Payables to affiliates	61,056	54,544
Tender offer payable	142,174	113,988
Accrued expenses and other liabilities	139,490	106,423
Total Liabilities	9,656,174	8,363,936
Commitments and contingencies (Note 7)
Net Assets
Class S Common shares $0.01 par value, 1,000,000,000 shares authorized; 371,785,601 and 325,845,587 shares issued and outstanding, respectively	3,718	3,259
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 41,170,574 and 75,427,194 shares issued and outstanding, respectively	412	754
Class I Common shares $0.01 par value, 1,000,000,000 shares authorized; 656,148,634 and 535,625,823 shares issued and outstanding, respectively	6,561	5,356
Additional paid-in-capital	9,904,181	8,649,139
Accumulated undistributed (overdistributed) earnings	262,892	234,038
Total Net Assets	10,177,764	8,892,546
Total Liabilities and Net Assets	$19,833,938	$17,256,482
Net Asset Value Per Class S Share	$9.50	$9.48
Net Asset Value Per Class D Share	$9.51	$9.49
Net Asset Value Per Class I Share	$9.53	$9.50

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$460,535	$263,262
Payment-in-kind (“PIK”) interest income	26,458	15,077
Dividend income	2,104	—
Payment-in-kind (“PIK”) dividend income	17,251	17,970
Other income	5,451	3,006
Total investment income from non-controlled, non-affiliated investments	511,799	299,315
Investment income from non-controlled, affiliated investments:
Dividend income	145	—
Total investment income from non-controlled, affiliated investments	145	—
Investment income from controlled, affiliated investments:
Interest income	1,517	—
Payment-in-kind (“PIK”) interest income	1,104	—
Dividend income	13,592	6,097
Total investment income from controlled, affiliated investments	16,213	6,097
Total Investment Income	528,157	305,412
Operating Expenses
Offering costs	1,251	613
Interest expense	169,416	89,595
Management fees	28,519	16,941
Performance based incentive fees	38,910	23,676
Professional fees	5,616	2,768
Directors’ fees	326	265
Shareholder servicing fees	7,412	4,327
Other general and administrative	1,782	1,557
Total Operating Expenses	253,232	139,742
Net Investment Income (Loss) Before Taxes	274,925	165,670
Income tax expense (benefit), including excise tax expense (benefit)	799	95
Net Investment Income (Loss) After Taxes	$274,126	$165,575
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(4,071)	$60,654
Non-controlled, affiliated investments	1,343	(1)
Controlled, affiliated investments	4,626	3,251
Translation of assets and liabilities in foreign currencies	(291)	138
Income tax (provision) benefit	8	(7)
Total Net Change in Unrealized Gain (Loss)	1,615	64,035
Net realized gain (loss):
Non-controlled, non-affiliated investments	(3,447)	(4,577)
Foreign currency transactions	76	—
Total Net Realized Gain (Loss)	(3,371)	(4,577)
Total Net Realized and Change in Unrealized Gain (Loss)	(1,756)	59,458
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$272,370	$225,033
Net Increase (Decrease) in Net Assets Resulting from Operations - Class S Common Stock	$89,650	$75,696
Net Increase (Decrease) in Net Assets Resulting from Operations - Class D Common Stock	$11,407	$18,753
Net Increase (Decrease) in Net Assets Resulting from Operations - Class I Common Stock	$171,312	$130,584
Earnings Per Share - Basic and Diluted of Class S Common Stock	$0.25	$0.36
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	356,127,221	209,496,627
Earnings Per Share - Basic and Diluted of Class D Common Stock	$0.27	$0.36
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted	42,899,375	51,902,057
Earnings Per Share - Basic and Diluted of Class I Common Stock	$0.27	$0.36
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	630,203,053	361,401,758

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

Non-controlled/non-affiliated portfolio company investments
Debt Investments(5)
Advertising and media
Broadcast Music, Inc.(7)	First lien senior secured loan	SR +	5.75%	02/2030	34,490	$33,643	$33,628	0.3%
Broadcast Music, Inc.(7)(16)(17)	First lien senior secured revolving loan	SR +	5.75%	02/2030	—	(153)	(157)	0.0%
Circana Group, L.P. (fka The NPD Group, L.P.)(7)	First lien senior secured loan	SR +	6.25% (2.75% PIK)	12/2028	229,434	225,786	228,287	2.2%
Circana Group, L.P. (fka The NPD Group, L.P.)(6)(16)	First lien senior secured revolving loan	SR +	5.75%	12/2027	7,990	7,794	7,918	0.1%
Fleet U.S. Bidco Inc. (dba Argus Media)(6)(22)	First lien senior secured loan	SR +	3.25%	02/2031	15,000	14,926	15,000	0.1%
Global Music Rights, LLC(7)	First lien senior secured loan	SR +	5.50%	08/2030	162,875	160,118	162,875	1.6%
Global Music Rights, LLC(7)(16)(17)	First lien senior secured revolving loan	SR +	5.50%	08/2029	—	(183)	—	0.0%
Monotype Imaging Holdings Inc.(7)	First lien senior secured loan	SR +	5.50%	02/2031	168,328	167,076	167,015	1.6%
Monotype Imaging Holdings Inc.(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.50%	02/2026	—	(52)	(4)	0.0%
Monotype Imaging Holdings Inc.(7)(16)(17)	First lien senior secured revolving loan	SR +	5.50%	02/2030	—	(155)	(164)	0.0%
						608,800	614,398	5.9%
Aerospace and defense
Bleriot US Bidco, Inc.(7)(21)	First lien senior secured loan	SR +	4.00%	10/2028	11,831	$11,775	$11,868	0.1%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(6)(21)	First lien senior secured loan	SR +	3.50%	08/2028	12,935	12,935	12,949	0.1%
ManTech International Corporation(7)	First lien senior secured loan	SR +	5.75%	09/2029	13,598	13,370	13,598	0.1%
ManTech International Corporation(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	09/2024	1,187	1,150	1,187	0.0%
ManTech International Corporation(7)(16)(17)	First lien senior secured revolving loan	SR +	5.75%	09/2028	—	(27)	—	0.0%
Peraton Corp.(6)(21)	First lien senior secured loan	SR +	3.75%	02/2028	22,471	22,441	22,428	0.2%
Peraton Corp.(7)(21)	Second lien senior secured loan	SR +	7.75%	02/2029	4,831	4,781	4,839	0.0%
Transdigm Inc.(7)(21)(22)	First lien senior secured loan	SR +	3.25%	02/2031	9,975	9,950	10,021	0.1%
						76,375	76,890	0.6%
Automotive aftermarket
OAC Holdings I Corp. (dba Omega Holdings)(6)	First lien senior secured loan	SR +	5.00%	03/2029	9,027	$8,887	$8,914	0.1%
OAC Holdings I Corp. (dba Omega Holdings)(6)(16)	First lien senior secured revolving loan	SR +	5.00%	03/2028	551	517	519	0.0%
Power Stop, LLC(7)(20)	First lien senior secured loan	SR +	4.75%	01/2029	29,398	29,178	26,752	0.3%
						38,582	36,185	0.4%
Automotive services
Holley Inc.(6)(21)	First lien senior secured loan	SR +	3.75%	11/2028	2,276	$2,265	$2,249	0.0%
Mavis Tire Express Services Topco Corp.(6)(21)	First lien senior secured loan	SR +	3.75%	05/2028	22,246	22,246	22,262	0.2%
Mister Car Wash Holdings, Inc.(6)(21)	First lien senior secured loan	SR +	3.00%	03/2031	5,000	5,000	5,009	0.0%
Spotless Brands, LLC(6)	First lien senior secured loan	SR +	6.50%	07/2028	53,758	52,928	53,624	0.4%
Spotless Brands, LLC(6)(16)(17)	First lien senior secured revolving loan	SR +	6.50%	07/2028	—	(21)	(4)	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

Wand Newco 3, Inc. (dba Caliber )(6)(21)	First lien senior secured loan	SR +	3.75%	01/2031	17,500	17,456	17,540	0.2%
						99,874	100,680	0.8%
Asset based lending and fund finance
Hg Genesis 9 Sumoco Limited(11)(22)	Unsecured facility	E +	7.00% PIK	03/2027	€132,188	$144,812	$142,763	1.4%
Hg Saturn Luchaco Limited(13)(22)	Unsecured facility	SA +	7.50% PIK	03/2026	£1,640	2,194	2,072	0.0%
						147,006	144,835	1.4%
Buildings and real estate
Associations, Inc.(7)	First lien senior secured loan	SR +	6.50% (2.50% PIK)	07/2027	130,870	$129,878	$130,870	1.3%
Associations, Inc.(7)(16)	First lien senior secured revolving loan	SR +	6.50%	07/2027	2,479	2,453	2,479	0.0%
Associations, Inc.(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	6.50% (2.50% PIK)	06/2024	61,268	60,878	61,268	0.6%
CoreLogic Inc.(6)(21)	First lien senior secured loan	SR +	3.50%	06/2028	36,575	36,041	35,686	0.4%
Cushman & Wakefield U.S. Borrower, LLC(6)(21)	First lien senior secured loan	SR +	2.75%	08/2025	914	904	911	0.0%
Dodge Construction Network, LLC(7)	First lien senior secured loan	SR +	4.75%	02/2029	16,899	16,707	13,687	0.1%
RealPage, Inc.(6)(21)	Second lien senior secured loan	SR +	6.50%	04/2029	27,500	27,198	27,202	0.3%
RealPage, Inc.(6)(21)	First lien senior secured loan	SR +	3.00%	04/2028	14,023	14,011	13,633	0.1%
Wrench Group LLC(7)(21)	First lien senior secured loan	SR +	4.00%	10/2028	27,351	27,286	27,419	0.3%
						315,356	313,155	3.1%
Business services
Access CIG, LLC(6)(21)	First lien senior secured loan	SR +	5.00%	08/2028	79,600	$77,804	$79,584	0.8%
Boxer Parent Company Inc. (f/k/a BMC)(6)(21)	First lien senior secured loan	SR +	4.25%	12/2028	49,875	49,376	50,154	0.5%
BrightView Landscapes, LLC(7)(21)	First lien senior secured loan	SR +	3.00%	04/2029	5,781	5,613	5,781	0.1%
Capstone Acquisition Holdings, Inc.(6)	First lien senior secured loan	SR +	4.75%	11/2027	9,873	9,812	9,873	0.1%
ConnectWise, LLC(7)(21)	First lien senior secured loan	SR +	3.50%	09/2028	29,624	29,675	29,597	0.3%
Conservice Midco, LLC(6)(21)	First lien senior secured loan	SR +	4.00%	05/2027	1,995	1,995	1,999	0.0%
CoolSys, Inc.(7)(21)	First lien senior secured loan	SR +	4.75%	08/2028	13,843	12,951	13,549	0.1%
CoreTrust Purchasing Group LLC(6)	First lien senior secured loan	SR +	6.50%	10/2029	96,176	94,549	95,934	0.9%
CoreTrust Purchasing Group LLC(6)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	6.75%	09/2024	—	(56)	—	0.0%
CoreTrust Purchasing Group LLC(6)(16)(17)	First lien senior secured revolving loan	SR +	6.75%	10/2029	—	(197)	(35)	0.0%
Denali BuyerCo, LLC (dba Summit Companies)(7)	First lien senior secured loan	SR +	5.50%	09/2028	197,240	194,917	197,240	1.9%
Denali BuyerCo, LLC (dba Summit Companies)(7)(16)(17)	First lien senior secured revolving loan	SR +	5.50%	09/2027	—	(74)	—	0.0%
Diamondback Acquisition, Inc. (dba Sphera)(6)	First lien senior secured loan	SR +	5.50%	09/2028	46,749	46,091	46,280	0.5%
Entertainment Benefits Group, LLC(6)	First lien senior secured loan	SR +	5.25%	09/2025	73,327	73,110	73,693	0.7%
Entertainment Benefits Group, LLC(6)(16)	First lien senior secured revolving loan	SR +	5.25%	09/2025	4,640	4,569	4,663	0.0%
Fullsteam Operations, LLC(7)	First lien senior secured loan	SR +	8.25%	11/2029	8,938	8,679	8,938	0.1%
Fullsteam Operations, LLC(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	8.25%	05/2025	1,765	1,700	1,765	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

Fullsteam Operations, LLC(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	8.25%	11/2025	346	323	346	0.0%
Fullsteam Operations, LLC(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	7.00%	08/2025	—	(37)	(38)	0.0%
Fullsteam Operations, LLC(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	7.00%	02/2026	—	(9)	(9)	0.0%
Fullsteam Operations, LLC(7)(16)(17)	First lien senior secured revolving loan	SR +	8.25%	11/2029	—	(14)	—	0.0%
Hercules Borrower, LLC (dba The Vincit Group)(7)	First lien senior secured loan	SR +	6.25%	12/2026	797	791	797	0.0%
Hercules Borrower, LLC (dba The Vincit Group)(7)	First lien senior secured loan	SR +	5.50%	12/2026	2,165	2,153	2,165	0.0%
Hercules Borrower, LLC (dba The Vincit Group)(7)	First lien senior secured delayed draw term loan	SR +	5.50%	12/2026	12,934	12,857	12,934	0.1%
Hercules Borrower, LLC (dba The Vincit Group)(7)(16)(17)	First lien senior secured revolving loan	SR +	6.25%	12/2026	—	(1)	—	0.0%
Hercules Buyer, LLC (dba The Vincit Group)(15)(27)	Unsecured notes		0.48% PIK	12/2029	24	24	27	0.0%
Kaseya Inc.(7)	First lien senior secured loan	SR +	6.00% (2.50% PIK)	06/2029	72,792	71,640	72,791	0.7%
Kaseya Inc.(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.50%	06/2025	—	(33)	—	0.0%
Kaseya Inc.(7)	First lien senior secured delayed draw term loan	SR +	5.50%	06/2029	269	267	269	0.0%
Kaseya Inc.(6)(16)	First lien senior secured revolving loan	SR +	5.50%	06/2029	1,097	1,033	1,097	0.0%
KPSKY Acquisition, Inc. (dba BluSky)(7)	First lien senior secured loan	SR +	5.25%	10/2028	101,964	100,530	101,199	1.0%
KPSKY Acquisition, Inc. (dba BluSky)(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	11/2025	73	16	73	0.0%
Packers Holdings, LLC(6)(21)	First lien senior secured loan	SR +	3.25%	03/2028	16,534	16,443	10,479	0.1%
Ping Identity Holding Corp.(6)	First lien senior secured loan	SR +	7.00%	10/2029	21,818	21,540	21,818	0.2%
Ping Identity Holding Corp.(6)(16)(17)	First lien senior secured revolving loan	SR +	7.00%	10/2028	—	(25)	—	0.0%
POLARIS PURCHASER, INC. (dba Plusgrade)(7)(22)	First lien senior secured loan	SR +	4.50%	03/2031	27,500	27,230	27,225	0.3%
						865,242	870,188	8.4%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(6)(21)	First lien senior secured loan	SR +	4.00%	11/2027	19,212	$18,950	$19,141	0.2%
Aruba Investments Holdings LLC (dba Angus Chemical Company)(6)	Second lien senior secured loan	SR +	7.75%	11/2028	40,137	40,127	39,736	0.4%
Cyanco Intermediate 2 Corp.(6)(21)	First lien senior secured loan	SR +	4.75%	07/2028	18,747	18,240	18,802	0.2%
Derby Buyer LLC (dba Delrin)(6)(21)	First lien senior secured loan	SR +	4.25%	11/2030	65,000	63,053	65,344	0.6%
Gaylord Chemical Company, L.L.C.(7)	First lien senior secured loan	SR +	6.00%	03/2027	101,211	100,588	100,958	1.0%
Gaylord Chemical Company, L.L.C.(7)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	03/2026	—	(18)	(10)	0.0%
Nouryon Finance B.V.(6)(21)(22)	First lien senior secured loan	SR +	4.00%	04/2028	2,978	2,971	2,982	0.0%
Nouryon Finance B.V.(7)(21)(22)	First lien senior secured loan	SR +	4.00%	10/2025	15,891	15,706	15,930	0.2%
Velocity HoldCo III Inc. (dba VelocityEHS)(7)	First lien senior secured loan	SR +	5.75%	04/2027	2,294	2,264	2,294	0.0%
Velocity HoldCo III Inc. (dba VelocityEHS)(7)(16)	First lien senior secured revolving loan	SR +	5.75%	04/2026	18	16	18	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

						261,897	265,195	2.6%
Consumer products
ConAir Holdings LLC(6)	Second lien senior secured loan	SR +	7.50%	05/2029	30,518	$30,157	$30,365	0.3%
Foundation Consumer Brands, LLC(7)	First lien senior secured loan	SR +	6.25%	02/2027	102,995	101,594	102,995	1.0%
Lignetics Investment Corp.(7)	First lien senior secured loan	SR +	6.00%	11/2027	96,964	96,120	96,722	0.9%
Lignetics Investment Corp.(7)(16)	First lien senior secured revolving loan	SR +	6.00%	10/2026	1,529	1,455	1,501	0.0%
Olaplex, Inc.(6)(21)(22)	First lien senior secured loan	SR +	3.50%	02/2029	49,058	48,414	45,389	0.4%
SWK BUYER, Inc. (dba Stonewall Kitchen)(7)	First lien senior secured loan	SR +	5.25%	03/2029	58,924	58,037	57,009	0.6%
SWK BUYER, Inc. (dba Stonewall Kitchen)(7)(16)(17)	First lien senior secured revolving loan	SR +	5.25%	03/2029	—	(79)	(181)	0.0%
						335,698	333,800	3.2%
Containers and packaging
Arctic Holdco, LLC (dba Novvia Group)(7)	First lien senior secured loan	SR +	6.00%	12/2026	13,495	$13,250	$13,292	0.1%
Arctic Holdco, LLC (dba Novvia Group)(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	6.00%	12/2024	—	(173)	(145)	0.0%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(7)	First lien senior secured loan	SR +	6.40%	10/2028	49,076	48,725	48,952	0.5%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(6)(16)	First lien senior secured revolving loan	SR +	6.25%	09/2027	1,702	1,672	1,689	0.0%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(7)	First lien senior secured loan	SR +	6.40%	10/2028	30,310	29,818	30,234	0.3%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(7)	First lien senior secured loan	SR +	6.75%	09/2028	8,888	8,738	8,888	0.1%
Berlin Packaging L.L.C.(6)(21)	First lien senior secured loan	SR +	3.75%	03/2028	31,653	31,208	31,672	0.3%
BW Holding, Inc.(7)(21)	First lien senior secured loan	SR +	4.00%	12/2028	21,672	20,900	20,248	0.2%
Charter NEX US, Inc.(6)(21)	First lien senior secured loan	SR +	3.50%	12/2027	49,453	49,453	49,527	0.5%
Five Star Lower Holding LLC(7)(21)	First lien senior secured loan	SR +	4.25%	05/2029	21,547	21,312	21,325	0.2%
Fortis Solutions Group, LLC(7)	First lien senior secured loan	SR +	5.50%	10/2028	66,789	65,823	65,621	0.6%
Fortis Solutions Group, LLC(7)(16)	First lien senior secured revolving loan	SR +	5.50%	10/2027	337	258	219	0.0%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(7)	First lien senior secured loan	SR +	6.25%	05/2028	112,458	111,607	112,178	1.1%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(7)(16)	First lien senior secured revolving loan	SR +	6.25%	05/2028	7,620	7,532	7,588	0.1%
Pregis Topco LLC(6)(21)	First lien senior secured loan	SR +	3.75%	07/2026	16,871	16,699	16,886	0.2%
Pregis Topco LLC(6)	Second lien senior secured loan	SR +	6.75%	08/2029	30,000	30,000	30,000	0.3%
Pregis Topco LLC(6)	Second lien senior secured loan	SR +	7.75%	08/2029	2,500	2,500	2,500	0.0%
ProAmpac PG Borrower LLC(7)(21)	First lien senior secured loan	SR +	4.00%	09/2028	39,413	39,413	39,432	0.4%
Ring Container Technologies Group, LLC(6)(21)	First lien senior secured loan	SR +	3.50%	08/2028	16,045	16,007	16,073	0.2%
SupplyOne, Inc.(7)	First lien senior secured loan	SR +	4.25%	04/2031	17,500	17,325	17,413	0.2%
Tricorbraun Holdings, Inc.(6)(21)	First lien senior secured loan	SR +	3.25%	03/2028	32,441	31,771	32,036	0.3%
						563,838	565,628	5.6%
Distribution
ABB/Con-cise Optical Group LLC(7)	First lien senior secured loan	SR +	7.50%	02/2028	33,306	$32,945	$32,473	0.3%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

Aramsco, Inc.(7)(21)	First lien senior secured loan	SR +	4.75%	10/2030	44,703	43,809	44,779	0.4%
Aramsco, Inc.(7)(16)(18)(21)	First lien senior secured delayed draw term loan	SR +	4.75%	10/2025	—	—	—	0.0%
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(6)(21)	First lien senior secured loan	SR +	4.00%	01/2027	62,217	62,199	62,242	0.6%
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(7)	First lien senior secured loan	SR +	6.00%	10/2029	163,693	162,144	162,874	1.6%
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	6.00%	10/2025	4,420	4,294	4,398	0.0%
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(7)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	10/2029	—	(129)	(70)	0.0%
Dealer Tire Financial, LLC(6)	First lien senior secured loan	SR +	3.75%	12/2027	4,985	4,973	5,010	0.0%
Dealer Tire Financial, LLC(15)(20)(21)	Unsecured notes		8.00%	02/2028	56,120	55,172	55,974	0.5%
Endries Acquisition, Inc.(7)	First lien senior secured loan	SR +	5.25%	12/2028	83,912	83,312	83,283	0.8%
Endries Acquisition, Inc.(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.25%	06/2024	17,622	17,474	17,465	0.2%
Endries Acquisition, Inc.(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.25%	12/2025	—	(57)	(60)	0.0%
Formerra, LLC(7)	First lien senior secured loan	SR +	7.25%	11/2028	5,197	5,058	5,145	0.1%
Formerra, LLC(7)	First lien senior secured delayed draw term loan	SR +	7.25%	11/2028	209	204	207	0.0%
Formerra, LLC(6)(16)	First lien senior secured revolving loan	SR +	7.25%	11/2028	105	92	100	0.0%
Foundation Building Materials, Inc.(7)(21)	First lien senior secured loan	SR +	4.00%	11/2028	5,000	4,950	5,018	0.0%
SRS Distribution, Inc.(6)(21)	First lien senior secured loan	SR +	3.50%	06/2028	23,833	23,642	23,972	0.2%
White Cap Supply Holdings, LLC(6)(21)	First lien senior secured loan	SR +	3.75%	10/2027	26,361	25,988	26,429	0.3%
						526,070	529,239	5.0%
Education
Community Brands ParentCo, LLC(6)	First lien senior secured loan	SR +	5.50%	02/2028	31,238	$30,799	$31,002	0.3%
Community Brands ParentCo, LLC(6)(16)(17)	First lien senior secured revolving loan	SR +	5.50%	02/2028	—	(24)	(14)	0.0%
Learning Care Group (US) No. 2 Inc.(7)(21)	First lien senior secured loan	SR +	4.75%	08/2028	22,388	22,062	22,383	0.2%
Pluralsight, LLC(7)	First lien senior secured loan	SR +	8.00%	04/2027	6,255	6,217	5,223	0.1%
Pluralsight, LLC(7)	First lien senior secured revolving loan	SR +	8.00%	04/2027	392	390	327	0.0%
Renaissance Learning, Inc.(6)(21)	First lien senior secured loan	SR +	4.25%	04/2030	31,361	31,343	31,402	0.3%
Severin Acquisition, LLC (dba Powerschool)(7)(21)	First lien senior secured loan	SR +	3.00%	08/2025	14,705	14,640	14,727	0.1%
Sophia, L.P.(6)(21)	First lien senior secured loan	SR +	3.50%	10/2029	47,961	47,902	48,143	0.5%
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)(21)	First lien senior secured loan	SR +	4.50%	10/2030	15,299	15,138	15,353	0.2%
						168,467	168,546	1.7%
Energy equipment and services
Dresser Utility Solutions, LLC(6)	First lien senior secured loan	SR +	5.50%	03/2029	82,910	$82,092	$82,080	0.8%
Dresser Utility Solutions, LLC(6)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.50%	09/2025	—	—	—	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

Dresser Utility Solutions, LLC(6)(16)(17)	First lien senior secured revolving loan	SR +	5.50%	03/2029	—	(104)	(106)	0.0%
Pike Corp.(6)(21)	First lien senior secured loan	SR +	3.00%	01/2028	5,991	5,979	6,007	0.1%
						87,967	87,981	0.9%
Financial services
Acuris Finance US, Inc. (ION Analytics) (7)(21)	First lien senior secured loan	SR +	4.00%	02/2028	10,500	$10,444	$10,477	0.1%
Ascensus Holdings, Inc.(6)(21)	First lien senior secured loan	SR +	3.50%	08/2028	11,969	11,881	11,909	0.1%
Blackhawk Network Holdings, Inc.(6)(21)	First lien senior secured loan	SR +	5.00%	03/2029	75,000	73,500	75,045	0.7%
Boost Newco Borrower, LLC (dba WorldPay)(7)(21)(22)	First lien senior secured loan	SR +	3.00%	01/2031	25,000	24,882	25,068	0.2%
BTRS Holdings Inc. (dba Billtrust)(7)	First lien senior secured loan	SR +	8.00%	12/2028	10,850	10,576	10,715	0.1%
BTRS Holdings Inc. (dba Billtrust)(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	8.00%	12/2024	564	564	552	0.0%
BTRS Holdings Inc. (dba Billtrust)(7)(16)	First lien senior secured revolving loan	SR +	7.25%	12/2028	579	551	564	0.0%
Citco Funding LLC(7)(21)(22)	First lien senior secured loan	SR +	3.25%	04/2028	14,925	14,850	14,938	0.1%
Computer Services, Inc. (dba CSI)(7)	First lien senior secured loan	SR +	5.25%	11/2029	52,920	52,266	52,788	0.5%
Computer Services, Inc. (dba CSI)(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.25%	02/2026	—	(62)	—	0.0%
Deerfield Dakota Holdings(7)(21)	First lien senior secured loan	SR +	3.75%	04/2027	22,912	22,519	22,788	0.2%
Finastra USA, Inc.(8)(22)	First lien senior secured loan	SR +	7.25%	09/2029	164,763	163,150	163,939	1.6%
Finastra USA, Inc.(6)(16)(22)	First lien senior secured revolving loan	SR +	7.25%	09/2029	3,167	2,996	3,081	0.0%
KRIV Acquisition Inc. (dba Riveron)(7)	First lien senior secured loan	SR +	6.50%	07/2029	81,092	78,875	79,470	0.8%
KRIV Acquisition Inc. (dba Riveron)(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	6.50%	07/2025	—	(160)	(61)	0.0%
KRIV Acquisition Inc. (dba Riveron)(7)(16)(17)	First lien senior secured revolving loan	SR +	6.50%	07/2029	—	(288)	(219)	0.0%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)	First lien senior secured loan	SR +	5.75%	09/2028	12,272	12,205	12,242	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(16)(17)	First lien senior secured revolving loan	SR +	5.75%	09/2028	—	(3)	(1)	0.0%
OneDigital Borrower LLC(6)(21)	First lien senior secured loan	SR +	4.25%	11/2027	7,462	7,411	7,453	0.1%
Saphilux S.a.r.L. (dba IQ-EQ)(7)(22)	First lien senior secured loan	SR +	4.00%	07/2028	24,439	24,439	24,500	0.2%
Smarsh Inc.(7)	First lien senior secured loan	SR +	5.75%	02/2029	83,048	82,412	83,048	0.8%
Smarsh Inc.(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	02/2025	10,381	10,227	10,381	0.1%
Smarsh Inc.(6)(16)	First lien senior secured revolving loan	SR +	5.75%	02/2029	332	326	332	0.0%
Teneo Holdings LLC(6)(21)	First lien senior secured loan	SR +	4.75%	03/2031	15,000	14,850	15,020	0.1%
USI, Inc.(7)(21)	First lien senior secured loan	SR +	3.25%	09/2030	14,925	14,888	14,931	0.1%
						633,299	638,960	5.9%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(6)(21)	First lien senior secured loan	SR +	4.00%	09/2028	13,685	$13,587	$13,656	0.1%
Balrog Acquisition, Inc. (dba BakeMark)(6)	Second lien senior secured loan	SR +	7.00%	09/2029	6,000	5,963	5,999	0.1%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units		Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

Blast Bidco Inc. (dba Bazooka Candy Brands)(7)	First lien senior secured loan	SR +	6.00%	10/2030		35,821	34,968	35,194	0.3%
Blast Bidco Inc. (dba Bazooka Candy Brands)(7)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	10/2029		—	(96)	(73)	0.0%
Dessert Holdings(6)(21)	First lien senior secured loan	SR +	4.00%	06/2028		19,549	19,480	18,218	0.2%
Fiesta Purchaser, Inc. (dba Shearer's Foods)(6)(21)	First lien senior secured loan	SR +	4.00%	02/2031		75,000	72,138	75,083	0.7%
Fiesta Purchaser, Inc. (dba Shearer's Foods)(7)(16)	First lien senior secured revolving loan	SR +	4.50%	02/2029		1,717	1,353	1,717	0.0%
Hissho Sushi Merger Sub, LLC(7)	First lien senior secured loan	SR +	5.50%	05/2028		111,697	110,863	111,697	1.1%
Hissho Sushi Merger Sub, LLC(7)(16)(17)	First lien senior secured revolving loan	SR +	5.50%	05/2028		—	(60)	—	0.0%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(6)	First lien senior secured loan	SR +	6.25%	03/2027		275,000	271,742	272,939	2.6%
KBP Brands, LLC(7)	First lien senior secured loan	SR +	5.50%	05/2027		14,682	14,561	14,462	0.1%
KBP Brands, LLC(7)	First lien senior secured delayed draw term loan	SR +	5.50%	05/2027		33,690	33,436	33,184	0.3%
Ole Smoky Distillery, LLC(6)	First lien senior secured loan	SR +	5.50%	03/2028		30,400	29,942	30,096	0.3%
Ole Smoky Distillery, LLC(6)(16)(17)	First lien senior secured revolving loan	SR +	5.25%	03/2028		—	(44)	(33)	0.0%
Pegasus BidCo B.V.(7)(22)	First lien senior secured loan	SR +	3.75%	07/2029		16,603	16,603	16,603	0.2%
Rushmore Investment III LLC (dba Winland Foods)(7)	First lien senior secured loan	SR +	6.00%	10/2030		317,200	312,341	314,028	3.1%
Tacala, LLC(6)(21)	First lien senior secured loan	SR +	4.00%	01/2031		35,000	34,913	34,990	0.3%
Ultimate Baked Goods Midco, LLC(6)	First lien senior secured loan	SR +	6.25%	08/2027		16,129	15,875	16,129	0.2%
Ultimate Baked Goods Midco, LLC(6)(16)(17)	First lien senior secured revolving loan	SR +	6.25%	08/2027		—	(28)	—	0.0%
							987,537	993,889	9.6%
Healthcare equipment and services
Bamboo US BidCo LLC(7)	First lien senior secured loan	SR +	6.75% (3.38% PIK)	09/2030		97,449	$94,699	$95,256	0.9%
Bamboo US BidCo LLC(11)	First lien senior secured EUR term loan	E +	6.75% (3.38% PIK)	09/2030		€60,631	62,611	64,008	0.6%
Bamboo US BidCo LLC(7)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	10/2029		—	(553)	(453)	0.0%
Bamboo US BidCo LLC(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	6.75% (3.38% PIK)	03/2025		1,614	1,381	1,477	0.0%
Canadian Hospital Specialties Ltd.(10)(22)	First lien senior secured CAD term loan	C +	4.50%	04/2028	C$	4,870	3,850	3,465	0.0%
Canadian Hospital Specialties Ltd.(10)(16)(22)	First lien senior secured CAD revolving loan	C +	4.50%	04/2027	C$	494	393	342	0.0%
Confluent Medical Technologies, Inc.(7)	First lien senior secured loan	SR +	3.75%	02/2029		94,724	94,006	94,724	0.9%
CSC MKG Topco LLC (dba Medical Knowledge Group)(6)	First lien senior secured loan	SR +	5.75%	02/2029		99,530	97,992	98,534	0.9%
Dermatology Intermediate Holdings III, Inc.(7)(21)	First lien senior secured loan	SR +	4.25%	03/2029		15,397	15,141	15,020	0.1%
Medline Borrower, LP(6)(21)	First lien senior secured loan	SR +	2.75%	10/2028		22,317	22,317	22,366	0.2%
Medline Borrower, LP(6)(16)	First lien senior secured revolving loan	SR +	3.00%	10/2026		—	—	—	0.0%
Natus Medical, Inc.(7)	First lien senior secured loan	SR +	5.50%	07/2029		494	465	462	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(11)	First lien senior secured EUR term loan	E +	5.50%	03/2031	€60,541	59,792	59,633	0.6%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(11)(16)(17)(18)	First lien senior secured EUR delayed draw term loan	E +	5.50%	03/2027	€—	(175)	(236)	0.0%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(11)(16)(17)	First lien senior secured EUR revolving loan	E +	5.50%	03/2031	€—	(65)	(77)	0.0%
Nelipak Holding Company(7)	First lien senior secured loan	SR +	5.50%	03/2031	30,612	30,154	30,153	0.3%
Nelipak Holding Company(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.50%	03/2027	—	(88)	(88)	0.0%
Nelipak Holding Company(7)(16)	First lien senior secured revolving loan	SR +	5.50%	03/2031	2,639	2,507	2,507	0.0%
Packaging Coordinators Midco, Inc.(7)(21)	First lien senior secured loan	SR +	3.50%	11/2027	39,611	39,371	39,663	0.4%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(7)(22)	First lien senior secured loan	SR +	5.50%	01/2028	40,829	40,400	40,829	0.4%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(7)(16)(17)(18)(22)	First lien senior secured delayed draw term loan	SR +	5.25%	08/2025	—	(83)	—	0.0%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(7)(16)(17)(22)	First lien senior secured revolving loan	SR +	5.50%	01/2028	—	(1)	—	0.0%
PERKINELMER U.S. LLC(6)	First lien senior secured loan	SR +	6.75%	03/2029	77,509	76,160	77,509	0.8%
PERKINELMER U.S. LLC(6)	First lien senior secured loan	SR +	5.75%	03/2029	35,208	34,868	35,032	0.3%
Resonetics, LLC(7)	First lien senior secured loan	SR +	6.00%	04/2028	55,219	53,707	55,219	0.5%
Resonetics, LLC(7)(21)	First lien senior secured loan	SR +	4.00%	04/2028	15,395	15,303	15,409	0.2%
Rhea Parent, Inc.(7)	First lien senior secured loan	SR +	5.50%	02/2029	76,407	75,242	76,407	0.8%
Zest Acquisition Corp.(6)	First lien senior secured loan	SR +	5.50%	02/2028	19,685	19,086	19,537	0.2%
						838,480	846,698	8.1%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(6)	First lien senior secured loan	SR +	5.25%	10/2030	17,753	$17,498	$17,575	0.2%
Allied Benefit Systems Intermediate LLC(6)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.25%	10/2025	—	(23)	(8)	0.0%
BELMONT BUYER, INC. (dba Valenz)(8)	First lien senior secured loan	SR +	6.50%	06/2029	55,879	54,867	55,599	0.5%
BELMONT BUYER, INC. (dba Valenz)(8)(16)(18)	First lien senior secured delayed draw term loan	SR +	6.50%	12/2024	5,280	5,121	5,253	0.1%
BELMONT BUYER, INC. (dba Valenz)(8)(16)(17)	First lien senior secured revolving loan	SR +	6.50%	06/2029	—	(116)	(33)	0.0%
Confluent Health, LLC(6)	First lien senior secured loan	SR +	5.00%	11/2028	20,000	19,413	20,000	0.2%
Covetrus, Inc.(7)(21)	First lien senior secured loan	SR +	5.00%	10/2029	10,385	9,904	10,389	0.1%
Covetrus, Inc.(7)	Second lien senior secured loan	SR +	9.25%	10/2030	160,000	157,100	160,000	1.6%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(6)	First lien senior secured loan	SR +	5.50%	03/2025	119,838	119,838	119,838	1.1%
Engage Debtco Limited(7)(22)	First lien senior secured loan	SR +	5.75% (2.25% PIK)	07/2029	92,604	90,577	91,293	0.9%
Engage Debtco Limited(7)(22)	First lien senior secured delayed draw term loan	SR +	6.00% (2.50% PIK)	07/2029	20,003	19,627	19,653	0.2%
Ex Vivo Parent Inc. (dba OB Hospitalist)(7)	First lien senior secured loan	SR +	9.75% PIK	09/2028	37,601	37,152	37,131	0.4%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

HAH Group Holding Company LLC (dba Help at Home)(6)	First lien senior secured delayed draw term loan	SR +	5.00%	10/2027	11,910	11,680	11,791	0.1%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(8)	First lien senior secured loan	SR +	6.25%	12/2029	164,423	161,290	161,957	1.6%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(8)(16)(17)	First lien senior secured revolving loan	SR +	6.25%	12/2029	—	(419)	(335)	0.0%
MED ParentCo, LP(6)(21)	First lien senior secured loan	SR +	4.25%	08/2026	22,481	22,219	22,424	0.2%
MJH Healthcare Holdings, LLC(6)(21)	First lien senior secured loan	SR +	3.50%	01/2029	19,600	19,542	19,514	0.2%
Natural Partners, LLC(7)(22)	First lien senior secured loan	SR +	4.50%	11/2027	67,814	66,874	67,814	0.7%
Natural Partners, LLC(7)(16)(17)(22)	First lien senior secured revolving loan	SR +	4.50%	11/2027	—	(65)	—	0.0%
Neptune Holdings, Inc. (dba NexTech)(8)	First lien senior secured loan	SR +	6.00%	08/2030	30,805	30,079	30,189	0.3%
Neptune Holdings, Inc. (dba NexTech)(8)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	08/2029	—	(94)	(82)	0.0%
OB Hospitalist Group, Inc.(7)	First lien senior secured loan	SR +	5.50%	09/2027	60,266	59,492	59,664	0.6%
OB Hospitalist Group, Inc.(6)(16)	First lien senior secured revolving loan	SR +	5.50%	09/2027	3,091	2,998	3,011	0.0%
OneOncology LLC(7)	First lien senior secured loan	SR +	6.25%	06/2030	70,988	70,009	70,988	0.7%
OneOncology LLC(7)(16)(17)	First lien senior secured revolving loan	SR +	6.25%	06/2029	—	(185)	—	0.0%
OneOncology LLC(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	6.25%	12/2024	9,275	9,012	9,275	0.1%
Pacific BidCo Inc.(8)(22)	First lien senior secured loan	SR +	5.75% (3.20% PIK)	08/2029	163,958	160,638	162,729	1.6%
Pacific BidCo Inc.(8)(16)(17)(18)(22)	First lien senior secured delayed draw term loan	SR +	5.75%	08/2025	—	(171)	—	0.0%
Pediatric Associates Holding Company, LLC(6)	First lien senior secured loan	SR +	3.25%	12/2028	32,476	31,388	28,660	0.3%
Pediatric Associates Holding Company, LLC(6)	First lien senior secured loan	SR +	4.50%	12/2028	27,625	26,564	25,139	0.2%
PetVet Care Centers, LLC(6)	First lien senior secured loan	SR +	6.00%	11/2030	242,358	240,025	241,146	2.4%
PetVet Care Centers, LLC(6)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	6.00%	11/2025	—	(150)	—	0.0%
PetVet Care Centers, LLC(6)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	11/2029	—	(336)	(166)	0.0%
Phoenix Newco, Inc. (dba Parexel)(6)(21)	First lien senior secured loan	SR +	3.25%	11/2028	69,473	69,278	69,605	0.7%
Physician Partners, LLC(7)(21)	First lien senior secured loan	SR +	4.00%	12/2028	27,243	26,449	20,195	0.2%
Physician Partners, LLC(7)	First lien senior secured loan	SR +	5.50%	12/2028	124,688	118,458	97,880	1.0%
Plasma Buyer LLC (dba Pathgroup)(7)	First lien senior secured loan	SR +	5.75%	05/2029	108,480	106,761	106,582	1.0%
Plasma Buyer LLC (dba Pathgroup)(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	09/2025	816	778	777	0.0%
Plasma Buyer LLC (dba Pathgroup)(7)(16)	First lien senior secured revolving loan	SR +	5.75%	05/2028	7,342	7,174	7,128	0.1%
PPV Intermediate Holdings, LLC(7)	First lien senior secured loan	SR +	5.75%	08/2029	163,397	160,684	161,354	1.6%
PPV Intermediate Holdings, LLC(7)(16)(17)	First lien senior secured revolving loan	SR +	5.75%	08/2029	—	(183)	(148)	0.0%
PPV Intermediate Holdings, LLC(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	6.00%	09/2025	—	(46)	(25)	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

Premise Health Holding Corp.(7)	First lien senior secured loan	SR +	5.50%	03/2031	70,659	69,609	69,599	0.7%
Premise Health Holding Corp.(7)(16)(17)	First lien senior secured revolving loan	SR +	5.50%	03/2030	—	(121)	(123)	0.0%
Quva Pharma, Inc. (7)	First lien senior secured loan	SR +	5.50%	04/2028	4,432	4,346	4,421	0.0%
Quva Pharma, Inc. (7)(16)	First lien senior secured revolving loan	SR +	5.50%	04/2026	91	85	90	0.0%
Surgery Center Holdings, Inc.(6)(21)(22)	First lien senior secured loan	SR +	3.50%	12/2030	2,000	1,980	2,008	0.0%
TC Holdings, LLC (dba TrialCard)(7)	First lien senior secured loan	SR +	5.00%	04/2027	63,599	63,180	63,599	0.6%
TC Holdings, LLC (dba TrialCard)(7)(16)(17)	First lien senior secured revolving loan	SR +	5.00%	04/2027	—	(47)	—	0.0%
Team Services Group, LLC(8)(21)	First lien senior secured loan	SR +	5.00%	12/2027	14,961	14,889	14,924	0.1%
Tivity Health, Inc.(7)	First lien senior secured loan	SR +	6.00%	06/2029	149,720	146,699	149,346	1.5%
Unified Women's Healthcare, LP(6)	First lien senior secured loan	SR +	5.25%	06/2029	82,664	82,169	82,664	0.8%
Unified Women's Healthcare, LP(6)(16)(17)	First lien senior secured revolving loan	SR +	5.25%	06/2029	—	(45)	—	0.0%
Unified Women's Healthcare, LP(6)	First lien senior secured loan	SR +	5.50%	06/2029	45,885	45,563	45,885	0.5%
Unified Women's Healthcare, LP(6)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.50%	10/2025	—	(89)	—	0.0%
Unified Women's Healthcare, LP(6)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.25%	03/2026	—	(268)	—	0.0%
Vermont Aus Pty Ltd(7)(22)	First lien senior secured loan	SR +	5.65%	03/2028	53,410	52,449	53,009	0.5%
XRL 1 LLC (dba XOMA)(15)	First lien senior secured loan		9.88%	12/2038	58,500	57,450	56,745	0.6%
XRL 1 LLC (dba XOMA)(15)(16)(17)(18)	First lien senior secured delayed draw term loan		9.88%	12/2025	—	(66)	(135)	0.0%
						2,468,484	2,455,788	24.2%
Healthcare technology
Athenahealth Group Inc.(6)(21)	First lien senior secured loan	SR +	3.25%	02/2029	29,262	$28,923	$28,946	0.3%
BCPE Osprey Buyer, Inc. (dba PartsSource)(7)	First lien senior secured loan	SR +	5.75%	08/2028	53,088	52,500	52,690	0.5%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)	First lien senior secured delayed draw term loan	SR +	5.75%	08/2028	6,424	6,338	6,375	0.1%
BCPE Osprey Buyer, Inc. (dba PartsSource)(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	10/2025	—	(240)	—	0.0%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(16)	First lien senior secured revolving loan	SR +	5.75%	08/2026	2,483	2,447	2,448	0.0%
Bracket Intermediate Holding Corp.(7)(21)	First lien senior secured loan	SR +	5.00%	05/2028	49,625	48,354	49,699	0.5%
Color Intermediate, LLC (dba ClaimsXten)(7)	First lien senior secured loan	SR +	5.50%	10/2029	9,142	8,988	9,050	0.1%
Cotiviti, Inc.(7)(21)	First lien senior secured loan	SR +	3.25%	03/2031	100,000	99,500	99,830	1.0%
Ensemble RCM, LLC(7)(21)(22)	First lien senior secured loan	SR +	3.00%	08/2029	7,500	7,463	7,513	0.1%
GHX Ultimate Parent Corporation (dba Global Healthcare Exchange)(7)	First lien senior secured loan	SR +	4.00%	06/2027	16,147	16,127	16,228	0.2%
GI Ranger Intermediate, LLC (dba Rectangle Health)(7)	First lien senior secured loan	SR +	6.00%	10/2028	24,770	24,415	24,398	0.2%
GI Ranger Intermediate, LLC (dba Rectangle Health)(7)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	10/2027	—	(20)	(25)	0.0%
IMO Investor Holdings, Inc.(8)	First lien senior secured loan	SR +	6.00%	05/2029	20,533	20,208	20,431	0.2%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

IMO Investor Holdings, Inc.(8)(16)(18)	First lien senior secured delayed draw term loan	SR +	6.00%	05/2024	2,053	1,999	2,043	0.0%
IMO Investor Holdings, Inc.(7)(16)	First lien senior secured revolving loan	SR +	6.00%	05/2028	397	363	385	0.0%
Imprivata, Inc.(7)	First lien senior secured loan	SR +	3.50%	12/2027	10,423	10,423	10,423	0.1%
Imprivata, Inc.(7)	Second lien senior secured loan	SR +	6.25%	12/2028	50,294	49,791	50,294	0.5%
Indikami Bidco, LLC (dba IntegriChain)(6)	First lien senior secured loan	SR +	6.50% (2.50% PIK)	12/2030	37,616	36,795	37,052	0.4%
Indikami Bidco, LLC (dba IntegriChain)(6)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	6.00%	12/2025	—	(51)	—	0.0%
Indikami Bidco, LLC (dba IntegriChain)(6)(16)	First lien senior secured revolving loan	SR +	6.00%	06/2030	939	838	868	0.0%
Intelerad Medical Systems Incorporated(7)(22)	First lien senior secured loan	SR +	6.50%	08/2026	29,701	29,492	28,884	0.3%
Intelerad Medical Systems Incorporated(7)(22)	First lien senior secured revolving loan	SR +	6.50%	08/2026	2,049	2,039	1,993	0.0%
Interoperability Bidco, Inc. (dba Lyniate)(7)	First lien senior secured loan	SR +	7.00%	12/2026	74,992	74,693	73,492	0.7%
Interoperability Bidco, Inc. (dba Lyniate)(7)(16)	First lien senior secured revolving loan	SR +	7.00%	12/2024	2,287	2,265	2,166	0.0%
Ocala Bidco, Inc.(7)	First lien senior secured loan	SR +	6.25% (2.75% PIK)	11/2028	84,205	82,778	83,153	0.8%
Ocala Bidco, Inc.(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	6.25% (2.75% PIK)	05/2024	3,966	3,848	3,917	0.0%
Ocala Bidco, Inc.(7)	Second lien senior secured loan	SR +	10.50% PIK	11/2033	51,297	50,611	50,784	0.5%
PointClickCare Technologies Inc.(7)(22)	First lien senior secured loan	SR +	4.00%	12/2027	19,600	19,395	19,600	0.2%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(6)(21)	First lien senior secured loan	SR +	3.25%	03/2028	19,738	19,331	19,698	0.2%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(6)(21)	First lien senior secured loan	SR +	3.50%	03/2028	75,000	74,625	75,000	0.7%
Waystar Technologies, Inc. (F/K/A Navicure, Inc.)(6)(21)	First lien senior secured loan	SR +	4.00%	10/2029	15,000	14,981	15,023	0.1%
Zelis Cost Management Buyer, Inc.(6)(21)	First lien senior secured loan	SR +	2.75%	09/2029	5,000	4,976	4,997	0.0%
						794,195	797,355	7.7%
Household products
Aptive Environmental, LLC(15)	First lien senior secured loan		12.00% (6.00% PIK)	01/2026	9,228	$8,348	$9,482	0.1%
Home Service TopCo IV, Inc.(7)	First lien senior secured loan	SR +	6.00%	12/2027	36,197	35,887	36,016	0.4%
Home Service TopCo IV, Inc.(7)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	12/2027	—	(28)	(17)	0.0%
Home Service TopCo IV, Inc.(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	6.00%	12/2024	—	(35)	—	0.0%
Mario Purchaser, LLC (dba Len the Plumber)(6)	First lien senior secured loan	SR +	5.75%	04/2029	74,951	73,773	74,764	0.7%
Mario Purchaser, LLC (dba Len the Plumber)(6)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	04/2024	34,279	33,687	34,193	0.3%
Mario Purchaser, LLC (dba Len the Plumber)(6)(16)(17)	First lien senior secured revolving loan	SR +	5.75%	04/2028	—	(109)	(20)	0.0%
Mario Midco Holdings, Inc. (dba Len the Plumber)(6)	Unsecured facility	SR +	10.75% PIK	04/2032	28,998	28,412	28,853	0.3%
Simplisafe Holding Corporation(6)	First lien senior secured loan	SR +	6.25%	05/2028	126,148	124,281	125,833	1.2%
Simplisafe Holding Corporation(6)(16)(18)	First lien senior secured delayed draw term loan	SR +	6.25%	05/2024	4,248	4,102	4,237	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

Southern Air & Heat Holdings, LLC(7)	First lien senior secured loan	SR +	4.75%	10/2027	1,066	1,055	1,060	0.0%
Southern Air & Heat Holdings, LLC(8)	First lien senior secured delayed draw term loan	SR +	4.75%	10/2027	1,112	1,102	1,106	0.0%
Southern Air & Heat Holdings, LLC(8)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.25%	10/2027	7,448	6,396	7,448	0.1%
Southern Air & Heat Holdings, LLC(7)(16)	First lien senior secured revolving loan	SR +	4.75%	10/2027	62	60	61	0.0%
Walker Edison Furniture Company LLC(6)(25)(31)	First lien senior secured loan	SR +	6.75% PIK	03/2027	3,009	2,454	2,633	0.0%
Walker Edison Furniture Company LLC(6)(25)(31)	First lien senior secured delayed draw term loan	SR +	6.75% PIK	03/2027	355	333	311	0.0%
Walker Edison Furniture Company LLC(7)(16)(18)(25)(31)	First lien senior secured delayed draw term loan	SR +	6.75% PIK	03/2027	352	350	248	0.0%
Walker Edison Furniture Company LLC(6)(25)(31)	First lien senior secured revolving loan	SR +	6.25%	03/2027	1,333	1,333	1,217	0.0%
						321,401	327,425	3.1%
Human resource support services
AQ Carver Buyer, Inc. (dba CoAdvantage)(7)(21)	First lien senior secured loan	SR +	5.50%	08/2029	22,388	$21,958	$22,410	0.2%
Cornerstone OnDemand, Inc.(6)(20)(21)	First lien senior secured loan	SR +	3.75%	10/2028	19,600	19,531	19,192	0.2%
Cornerstone OnDemand, Inc.(6)	Second lien senior secured loan	SR +	6.50%	10/2029	44,583	44,071	42,689	0.4%
IG Investments Holdings, LLC (dba Insight Global)(7)	First lien senior secured loan	SR +	6.00%	09/2028	47,424	46,767	47,067	0.4%
IG Investments Holdings, LLC (dba Insight Global)(7)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	09/2027	—	(42)	(27)	0.0%
iSolved, Inc.(6)(21)	First lien senior secured loan	SR +	4.00%	10/2030	27,431	27,194	27,552	0.3%
UKG Inc.(7)(21)	First lien senior secured loan	SR +	3.50%	02/2031	40,625	40,579	40,820	0.4%
						200,058	199,703	1.9%
Infrastructure and environmental services
Aegion Corp.(6)(20)(21)	First lien senior secured loan	SR +	4.25%	02/2028	54,529	$54,529	$54,709	0.5%
AWP Group Holdings, Inc.(7)	First lien senior secured loan	SR +	5.50%	12/2029	34,832	34,296	34,484	0.3%
AWP Group Holdings, Inc.(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.50%	08/2025	349	280	346	0.0%
AWP Group Holdings, Inc.(7)(16)	First lien senior secured revolving loan	SR +	5.50%	12/2029	1,683	1,592	1,625	0.0%
FR Vision Holdings, Inc. (dba CHA Consulting)(7)	First lien senior secured loan	SR +	5.50%	01/2031	45,786	45,338	45,329	0.4%
FR Vision Holdings, Inc. (dba CHA Consulting)(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.50%	01/2026	3,855	3,745	3,762	0.0%
FR Vision Holdings, Inc. (dba CHA Consulting)(7)(16)(17)	First lien senior secured revolving loan	SR +	5.50%	01/2030	—	(36)	(37)	0.0%
GI Apple Midco LLC (dba Atlas Technical Consultants)(7)	First lien senior secured loan	SR +	6.75%	04/2030	81,753	80,444	81,140	0.8%
GI Apple Midco LLC (dba Atlas Technical Consultants)(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	6.75%	04/2025	1,737	1,611	1,724	0.0%
GI Apple Midco LLC (dba Atlas Technical Consultants)(7)(16)(17)	First lien senior secured revolving loan	SR +	6.75%	04/2029	—	(186)	(83)	0.0%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(7)	First lien senior secured loan	SR +	5.25%	02/2031	16,887	16,554	16,549	0.2%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.25%	02/2026	—	(73)	(75)	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

KENE Acquisition, Inc. (dba Entrust Solutions Group)(7)(16)(17)	First lien senior secured revolving loan	SR +	5.25%	02/2031	—	(44)	(45)	0.0%
Osmose Utilities Services, Inc.(6)(21)	First lien senior secured loan	SR +	3.25%	06/2028	13,777	13,703	13,570	0.1%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(7)	First lien senior secured loan	SR +	5.75%	03/2028	32,808	32,331	32,398	0.3%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	10/2025	1,195	1,146	1,180	0.0%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(7)(16)(17)	First lien senior secured revolving loan	SR +	5.75%	03/2028	—	(70)	(67)	0.0%
The Goldfield Corp.(6)	First lien senior secured loan	SR +	6.25%	12/2026	1,382	1,362	1,382	0.0%
USIC Holdings, Inc.(7)(21)	First lien senior secured loan	SR +	3.50%	05/2028	26,748	26,275	26,676	0.3%
USIC Holdings, Inc.(7)(20)(21)	Second lien senior secured loan	SR +	6.50%	05/2029	39,691	39,512	39,262	0.4%
						352,309	353,829	3.3%
Insurance
Acrisure, LLC(6)(21)(22)	First lien senior secured loan	SR +	3.50%	02/2027	11,600	$11,225	$11,575	0.1%
Acrisure, LLC(6)(21)(22)	First lien senior secured loan	SR +	4.25%	02/2027	1,970	1,927	1,972	0.0%
Acrisure, LLC(6)(21)(22)	First lien senior secured loan	SR +	3.75%	02/2027	4,954	4,883	4,950	0.0%
Acrisure, LLC(6)(21)(22)	First lien senior secured loan	SR +	4.50%	12/2030	58,978	58,456	59,126	0.6%
Alera Group, Inc.(6)	First lien senior secured loan	SR +	5.25%	10/2028	148,096	145,847	148,096	1.4%
Alera Group, Inc.(6)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	11/2025	2,293	2,070	2,293	0.0%
AmeriLife Holdings LLC(7)	First lien senior secured loan	SR +	5.75%	08/2029	128,555	126,420	128,233	1.3%
AmeriLife Holdings LLC(7)(16)(17)	First lien senior secured revolving loan	SR +	5.75%	08/2028	—	(239)	(41)	0.0%
AmeriLife Holdings LLC(8)	First lien senior secured delayed draw term loan	SR +	5.75%	08/2029	32,234	31,714	32,153	0.3%
AmeriLife Holdings LLC(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	10/2025	2,658	2,383	2,651	0.0%
AssuredPartners, Inc.(6)(21)	First lien senior secured loan	SR +	3.50%	02/2027	34,270	34,230	34,292	0.4%
AssuredPartners, Inc.(6)(21)	First lien senior secured loan	SR +	3.50%	02/2031	9,000	8,956	9,008	0.1%
Asurion, LLC(6)(21)	Second lien senior secured loan	SR +	5.25%	01/2029	174,017	168,651	155,015	1.5%
Asurion, LLC(6)(21)	Second lien senior secured loan	SR +	5.25%	01/2028	53,900	50,171	48,375	0.5%
Brightway Holdings, LLC(7)	First lien senior secured loan	SR +	6.50%	12/2027	2,100	2,079	2,069	0.0%
Brightway Holdings, LLC(8)	First lien senior secured loan	SR +	6.50%	12/2027	17,537	17,387	17,274	0.2%
Brightway Holdings, LLC(7)(16)	First lien senior secured revolving loan	SR +	6.50%	12/2027	316	300	284	0.0%
Broadstreet Partners, Inc.(6)(21)	First lien senior secured loan	SR +	3.75%	01/2029	18,681	18,656	18,719	0.2%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(7)	First lien senior secured loan	SR +	7.50%	03/2029	909	889	900	0.0%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(7)(16)(17)	First lien senior secured revolving loan	SR +	7.50%	03/2029	—	(2)	(1)	0.0%
Evolution BuyerCo, Inc. (dba SIAA)(7)	First lien senior secured loan	SR +	6.25%	04/2028	26,005	25,791	26,005	0.3%
Evolution BuyerCo, Inc. (dba SIAA)(7)	First lien senior secured delayed draw term loan	SR +	6.75%	04/2028	1,582	1,580	1,582	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

Evolution BuyerCo, Inc. (dba SIAA)(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	6.00%	12/2025	732	704	729	0.0%
Evolution BuyerCo, Inc. (dba SIAA)(7)(16)(17)	First lien senior secured revolving loan	SR +	6.25%	05/2028	—	(5)	—	0.0%
Galway Borrower LLC(7)(16)	First lien senior secured revolving loan	SR +	5.25%	09/2028	1,013	952	950	0.0%
Galway Borrower LLC(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.00%	02/2026	—	(242)	(249)	0.0%
Hub International(7)(21)	First lien senior secured loan	SR +	3.25%	06/2030	12,475	12,490	12,477	0.1%
Hyperion Refinance S.a.r.l (dba Howden Group)(6)(21)(22)	First lien senior secured loan	SR +	4.00%	04/2030	34,824	34,563	34,932	0.3%
Hyperion Refinance S.a.r.l (dba Howden Group)(6)(21)(22)	First lien senior secured loan	SR +	3.50%	02/2031	146,000	145,270	146,015	1.4%
IMA Financial Group, Inc.(6)(21)	First lien senior secured loan	SR +	3.75%	11/2028	70,439	70,126	70,495	0.7%
Integrated Specialty Coverages, LLC(8)	First lien senior secured loan	SR +	6.00%	07/2030	54,963	54,194	54,413	0.5%
Integrated Specialty Coverages, LLC(8)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	6.00%	01/2025	—	(72)	—	0.0%
Integrated Specialty Coverages, LLC(8)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	07/2029	—	(79)	(59)	0.0%
Integrity Marketing Acquisition, LLC(7)	First lien senior secured loan	SR +	5.80%	08/2026	55,034	54,930	55,034	0.5%
Integrity Marketing Acquisition, LLC(7)	First lien senior secured loan	SR +	6.05%	08/2026	5,450	5,439	5,450	0.0%
Integrity Marketing Acquisition, LLC(7)	First lien senior secured loan	SR +	6.00%	08/2026	2,780	2,757	2,780	0.0%
Integrity Marketing Acquisition, LLC(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	6.00%	02/2025	1,642	1,541	1,642	0.0%
Integrity Marketing Acquisition, LLC(7)(16)(17)	First lien senior secured revolving loan	SR +	6.50%	08/2026	—	(21)	—	0.0%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(7)	First lien senior secured loan	SR +	10.50% PIK	07/2030	14,499	14,352	14,499	0.1%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(6)	First lien senior secured loan	SR +	5.25%	12/2028	32,374	31,979	32,212	0.3%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(6)(16)	First lien senior secured revolving loan	SR +	5.25%	12/2027	1,929	1,897	1,912	0.0%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(6)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.25%	06/2024	2,377	2,293	2,365	0.0%
PCF Midco II, LLC (dba PCF Insurance Services)(15)	First lien senior secured loan		9.00% PIK	10/2031	55,104	51,555	51,523	0.5%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(6)	First lien senior secured loan	SR +	6.00%	11/2028	184,419	182,858	184,419	1.9%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(6)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	11/2027	—	(15)	—	0.0%
Summit Acquisition Inc. (dba K2 Insurance Services)(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	6.75%	11/2024	—	(160)	—	0.0%
Summit Acquisition Inc. (dba K2 Insurance Services)(7)(16)(17)	First lien senior secured revolving loan	SR +	6.75%	05/2029	—	(156)	(61)	0.0%
Summit Acquisition Inc. (dba K2 Insurance Services)(7)	First lien senior secured loan	SR +	6.75%	05/2030	50,347	48,971	49,844	0.5%
Tempo Buyer Corp. (dba Global Claims Services)(7)	First lien senior secured loan	SR +	5.50%	08/2028	35,702	35,204	35,613	0.3%
Tempo Buyer Corp. (dba Global Claims Services)(7)(16)	First lien senior secured revolving loan	SR +	5.00%	08/2027	2,167	2,108	2,154	0.0%
Truist Insurance Holdings, LLC(7)(21)	First lien senior secured loan	SR +	3.25%	03/2031	50,000	49,875	49,915	0.5%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)	First lien senior secured loan	SR +	5.75%	07/2027	14,754	14,572	14,680	0.1%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)(16)(17)	First lien senior secured revolving loan	SR +	5.75%	07/2027	—	(12)	(5)	0.0%
						1,531,242	1,528,209	14.6%
Internet software and services
Activate Holdings (US) Corp. (dba Absolute Software)(7)(22)	First lien senior secured loan	SR +	6.25%	07/2030	4,625	$4,506	$4,555	0.0%
Activate Holdings (US) Corp. (dba Absolute Software)(7)(16)(17)(22)	First lien senior secured revolving loan	SR +	6.25%	07/2029	—	(9)	(5)	0.0%
Anaplan, Inc.(7)	First lien senior secured loan	SR +	6.50%	06/2029	224,639	222,848	224,639	2.2%
Anaplan, Inc.(7)(16)(17)	First lien senior secured revolving loan	SR +	6.50%	06/2028	—	(116)	—	0.0%
Appfire Technologies, LLC(7)	First lien senior secured loan	SR +	5.50%	03/2027	8,203	8,155	8,182	0.1%
Appfire Technologies, LLC(14)(16)	First lien senior secured revolving loan	P +	4.50%	03/2027	373	358	369	0.0%
Appfire Technologies, LLC(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.50%	06/2024	—	(87)	—	0.0%
Aptean Acquiror, Inc. (dba Aptean)(7)	First lien senior secured loan	SR +	5.25%	01/2031	78,527	77,755	77,742	0.8%
Aptean Acquiror, Inc. (dba Aptean)(7)(16)(17)	First lien senior secured revolving loan	SR +	5.25%	01/2031	—	(71)	(73)	0.0%
Aptean Acquiror, Inc. (dba Aptean)(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.25%	01/2026	691	618	616	0.0%
Armstrong Bidco Limited (dba The Access Group)(13)(22)	First lien senior secured GBP term loan	SA +	5.25%	06/2029	£26,570	32,031	33,313	0.3%
Armstrong Bidco Limited (dba The Access Group)(13)(22)	First lien senior secured GBP delayed draw term loan	SA +	5.25%	06/2029	£13,863	16,714	17,381	0.2%
Avalara, Inc.(7)	First lien senior secured loan	SR +	7.25%	10/2028	70,455	69,591	70,455	0.7%
Avalara, Inc.(7)(16)(17)	First lien senior secured revolving loan	SR +	7.25%	10/2028	—	(80)	—	0.0%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(6)	First lien senior secured loan	SR +	6.50%	03/2031	5,486	5,404	5,404	0.1%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(6)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	6.50%	03/2026	—	(93)	(94)	0.0%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(6)(16)(17)	First lien senior secured revolving loan	SR +	6.50%	03/2031	—	(30)	(30)	0.0%
Barracuda Parent, LLC(7)(21)	First lien senior secured loan	SR +	4.50%	08/2029	27,304	26,629	27,121	0.3%
Barracuda Parent, LLC(7)	Second lien senior secured loan	SR +	7.00%	08/2030	93,250	90,830	86,023	0.8%
Bayshore Intermediate #2, L.P. (dba Boomi)(7)	First lien senior secured loan	SR +	7.50% PIK	10/2028	24,631	24,320	24,447	0.2%
Bayshore Intermediate #2, L.P. (dba Boomi)(6)(16)	First lien senior secured revolving loan	SR +	6.75%	10/2027	212	192	201	0.0%
BCTO BSI Buyer, Inc. (dba Buildertrend)(7)	First lien senior secured loan	SR +	7.50% PIK	12/2026	1,143	1,137	1,143	0.0%
BCTO BSI Buyer, Inc. (dba Buildertrend)(7)(16)(17)	First lien senior secured revolving loan	SR +	7.50%	12/2026	—	(1)	—	0.0%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(7)	First lien senior secured loan	SR +	5.50%	08/2027	8,158	8,031	7,872	0.1%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(7)	First lien senior secured delayed draw term loan	SR +	5.50%	08/2027	1,836	1,816	1,771	0.0%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(7)(16)	First lien senior secured revolving loan	SR +	5.50%	08/2027	303	291	273	0.0%
Central Parent Inc. (dba CDK Global Inc.)(7)(21)	First lien senior secured loan	SR +	4.00%	07/2029	9,330	9,308	9,354	0.1%
CivicPlus, LLC(7)	First lien senior secured loan	SR +	6.50% (2.50% PIK)	08/2027	28,422	28,240	28,422	0.2%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

CivicPlus, LLC(7)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	08/2027	—	(14)	—	0.0%
CP PIK Debt Issuer, LLC (dba CivicPlus, LLC)(7)	Unsecured notes	SR +	11.75% PIK	06/2034	17,052	16,706	17,052	0.2%
Cloud Software Group, Inc.(7)(21)	First lien senior secured loan	SR +	4.50%	03/2029	74,622	71,264	74,226	0.7%
Cloud Software Group, Inc.(7)	First lien senior secured loan	SR +	4.50%	03/2031	25,000	24,813	24,875	0.2%
Coupa Holdings, LLC(7)	First lien senior secured loan	SR +	7.50%	02/2030	24,344	23,800	24,161	0.2%
Coupa Holdings, LLC(7)(16)(17)	First lien senior secured revolving loan	SR +	7.50%	02/2029	—	(34)	(12)	0.0%
Coupa Holdings, LLC(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	7.50%	08/2024	—	(23)	—	0.0%
Crewline Buyer, Inc. (dba New Relic)(7)	First lien senior secured loan	SR +	6.75%	11/2030	164,955	162,574	163,305	1.6%
Crewline Buyer, Inc. (dba New Relic)(7)(16)(17)	First lien senior secured revolving loan	SR +	6.75%	11/2030	—	(244)	(172)	0.0%
Delta TopCo, Inc. (dba Infoblox, Inc.)(8)(21)	First lien senior secured loan	SR +	3.75%	12/2027	28,969	27,644	28,984	0.3%
Delta TopCo, Inc. (dba Infoblox, Inc.)(8)	Second lien senior secured loan	SR +	7.25%	12/2028	49,222	49,005	49,345	0.5%
E2open, LLC(6)(21)	First lien senior secured loan	SR +	3.50%	02/2028	5,173	5,167	5,172	0.1%
EET Buyer, Inc. (dba e-Emphasys)(7)	First lien senior secured loan	SR +	6.50%	11/2027	36,258	35,916	36,258	0.4%
EET Buyer, Inc. (dba e-Emphasys)(7)(16)	First lien senior secured revolving loan	SR +	6.50%	11/2027	677	649	677	0.0%
Entrata, Inc.(6)	First lien senior secured loan	SR +	6.00%	07/2030	4,476	4,414	4,442	0.0%
Entrata, Inc.(6)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	07/2028	—	(7)	(4)	0.0%
Granicus, Inc.(6)	First lien senior secured loan	SR +	5.75% (2.25% PIK)	01/2031	32,729	32,409	32,402	0.3%
Granicus, Inc.(6)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.75% (2.25% PIK)	01/2026	—	(24)	(24)	0.0%
Granicus, Inc.(6)(16)(17)	First lien senior secured revolving loan	SR +	5.25%	01/2031	—	(45)	(46)	0.0%
Grayshift, LLC(6)(22)	First lien senior secured loan	SR +	8.00%	07/2028	128,044	126,123	127,084	1.2%
Grayshift, LLC(6)(16)(17)(22)	First lien senior secured revolving loan	SR +	8.00%	07/2028	—	(17)	(18)	0.0%
GS Acquisitionco, Inc. (dba insightsoftware)(7)	First lien senior secured loan	SR +	5.00%	05/2026	8,878	8,856	8,856	0.1%
GS Acquisitionco, Inc. (dba insightsoftware)(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.00%	03/2026	—	(2)	—	0.0%
GS Acquisitionco, Inc. (dba insightsoftware)(7)(16)(17)	First lien senior secured revolving loan	SR +	5.50%	05/2026	—	(1)	(1)	0.0%
Help/Systems Holdings, Inc.(6)(21)	First lien senior secured loan	SR +	4.00%	11/2026	63,705	63,418	61,558	0.6%
Help/Systems Holdings, Inc.(7)	Second lien senior secured loan	SR +	6.75%	11/2027	25,000	24,753	22,188	0.2%
Hyland Software, Inc.(6)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	09/2029	—	(95)	(105)	0.0%
Hyland Software, Inc.(6)	First lien senior secured loan	SR +	6.00%	09/2030	146,867	144,781	144,664	1.4%
Icefall Parent, Inc. (dba EngageSmart)(7)	First lien senior secured loan	SR +	6.50%	01/2030	28,869	28,304	28,291	0.3%
Icefall Parent, Inc. (dba EngageSmart)(7)(16)(17)	First lien senior secured revolving loan	SR +	6.50%	01/2030	—	(53)	(55)	0.0%
Ivanti Software, Inc.(7)(21)	First lien senior secured loan	SR +	4.25%	12/2027	12,934	12,067	12,084	0.1%
Ivanti Software, Inc.(7)	Second lien senior secured loan	SR +	7.25%	12/2028	19,000	18,929	16,293	0.2%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

MessageBird BidCo B.V.(6)(22)	First lien senior secured loan	SR +	6.75%	05/2027	1,833	1,810	1,833	0.0%
Ministry Brands Holdings, LLC(6)	First lien senior secured loan	SR +	5.50%	12/2028	48,446	47,727	47,477	0.5%
Ministry Brands Holdings, LLC(6)	First lien senior secured delayed draw term loan	SR +	5.50%	12/2028	4,898	4,843	4,800	0.0%
Ministry Brands Holdings, LLC(6)(16)	First lien senior secured revolving loan	SR +	5.50%	12/2027	475	415	380	0.0%
Mitnick Corporate Purchaser, Inc.(14)(16)(20)	First lien senior secured revolving loan	P +	3.00%	05/2027	—	5	—	0.0%
Oranje Holdco, Inc. (dba KnowBe4)(7)	First lien senior secured loan	SR +	7.50%	02/2029	81,182	80,136	80,776	0.8%
Oranje Holdco, Inc. (dba KnowBe4)(7)(16)(17)	First lien senior secured revolving loan	SR +	7.50%	02/2029	—	(123)	(51)	0.0%
PDI TA Holdings, Inc.(6)	First lien senior secured loan	SR +	5.50%	02/2031	57,640	56,789	56,775	0.6%
PDI TA Holdings, Inc.(6)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.50%	02/2026	—	(213)	(218)	0.0%
PDI TA Holdings, Inc.(6)(16)(17)	First lien senior secured revolving loan	SR +	5.50%	02/2031	—	(96)	(98)	0.0%
Perforce Software, Inc.(6)	First lien senior secured loan	SR +	4.50%	07/2026	14,738	14,521	14,738	0.1%
Perforce Software, Inc.(6)	First lien senior secured loan	SR +	4.75%	07/2026	5,000	4,975	5,000	0.0%
Project Alpha Intermediate Holding, Inc. (dba Qlik)(7)(21)	First lien senior secured loan	SR +	4.75%	10/2030	77,000	75,460	77,362	0.8%
Proofpoint, Inc.(6)(21)	First lien senior secured loan	SR +	3.25%	08/2028	91,873	91,097	91,873	0.9%
QAD, Inc.(6)	First lien senior secured loan	SR +	5.38%	11/2027	45,570	44,968	45,228	0.4%
QAD, Inc.(6)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	11/2027	—	(72)	(45)	0.0%
Quartz Acquireco, LLC (dba Qualtrics)(7)(21)	First lien senior secured loan	SR +	3.50%	06/2030	9,950	9,862	9,963	0.1%
Sailpoint Technologies Holdings, Inc.(7)	First lien senior secured loan	SR +	6.00%	08/2029	59,880	58,832	59,730	0.6%
Sailpoint Technologies Holdings, Inc.(7)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	08/2028	—	(83)	(14)	0.0%
Securonix, Inc.(7)	First lien senior secured loan	SR +	6.00%	04/2028	29,661	29,444	27,288	0.3%
Securonix, Inc.(7)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	04/2028	—	(36)	(427)	0.0%
Sedgwick Claims Management Services, Inc.(6)(20)(21)	First lien senior secured loan	SR +	3.75%	02/2028	9,900	9,734	9,914	0.1%
Sitecore Holding III A/S(8)	First lien senior secured loan	SR +	7.25% (4.25% PIK)	03/2029	24,103	23,931	24,043	0.2%
Sitecore USA, Inc.(8)	First lien senior secured loan	SR +	7.25% (4.25% PIK)	03/2029	3,998	3,969	3,988	0.0%
Sitecore Holding III A/S(12)	First lien senior secured EUR term loan	E +	7.25% (4.25% PIK)	03/2029	€23,489	24,575	25,305	0.2%
Sophos Holdings, LLC(6)(21)(22)	First lien senior secured loan	SR +	3.50%	03/2027	19,876	19,835	19,902	0.2%
The Dun & Bradstreet Corporation(6)(21)(22)	First lien senior secured loan	SR +	2.75%	01/2029	2,000	2,000	1,999	0.0%
Thunder Purchaser, Inc. (dba Vector Solutions)(7)	First lien senior secured loan	SR +	5.75%	06/2028	12,745	12,659	12,713	0.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(7)(16)	First lien senior secured revolving loan	SR +	5.75%	06/2027	704	698	702	0.0%
When I Work, Inc.(7)	First lien senior secured loan	SR +	7.00% PIK	11/2027	25,575	25,428	24,936	0.2%
When I Work, Inc.(7)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	11/2027	—	(25)	(104)	0.0%
Zendesk, Inc.(7)	First lien senior secured loan	SR +	6.25%	11/2028	123,453	121,484	122,836	1.2%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

Zendesk, Inc.(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	6.25%	11/2024	—	(865)	—	0.0%
Zendesk, Inc.(7)(16)(17)	First lien senior secured revolving loan	SR +	6.25%	11/2028	—	(191)	(62)	0.0%
						2,272,813	2,279,103	22.0%
Leisure and entertainment
Troon Golf, L.L.C.(7)	First lien senior secured loan	SR +	5.50%	08/2027	92,230	$91,944	$92,230	0.9%
Troon Golf, L.L.C.(7)(16)(17)	First lien senior secured revolving loan	SR +	5.50%	08/2026	—	(17)	—	0.0%
Troon Golf, L.L.C.(7)	First lien senior secured delayed draw term loan	SR +	5.50%	08/2027	49,275	48,779	49,275	0.5%
						140,706	141,505	1.4%
Manufacturing
ACR Group Borrower, LLC(7)	First lien senior secured loan	SR +	4.25%	03/2028	4,012	$3,975	$3,961	0.0%
ACR Group Borrower, LLC(7)	First lien senior secured loan	SR +	5.75%	03/2028	862	852	862	0.0%
ACR Group Borrower, LLC(7)(16)	First lien senior secured revolving loan	SR +	4.25%	03/2026	450	445	439	0.0%
Chariot Buyer LLC (dba Chamberlain Group)(6)(21)	First lien senior secured loan	SR +	3.75%	11/2028	15,000	14,891	15,020	0.1%
CPM Holdings, Inc.(6)(20)(21)	First lien senior secured loan	SR +	4.50%	09/2028	49,875	48,589	49,895	0.5%
CPM Holdings, Inc.(6)(16)(21)	First lien senior secured revolving loan	SR +	4.50%	06/2028	350	305	350	0.0%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(21)	First lien senior secured loan	SR +	3.75%	05/2028	25,758	25,402	25,650	0.3%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(20)	Second lien senior secured loan	SR +	6.50%	05/2029	37,181	37,048	36,995	0.4%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)	Second lien senior secured loan	SR +	6.00%	05/2029	19,160	19,122	18,921	0.2%
FARADAY BUYER, LLC (dba MacLean Power Systems)(7)	First lien senior secured loan	SR +	6.00%	10/2028	135,953	133,397	133,914	1.3%
FARADAY BUYER, LLC (dba MacLean Power Systems)(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	6.00%	11/2025	—	(132)	(72)	0.0%
Filtration Group Corporation(6)(21)	First lien senior secured loan	SR +	4.25%	10/2028	21,780	21,590	21,832	0.2%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)	First lien senior secured loan	SR +	4.00%	12/2027	18,540	18,274	18,540	0.2%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)	Second lien senior secured loan	SR +	8.25%	12/2028	11,728	11,497	11,699	0.1%
Helix Acquisition Holdings, Inc. (dba MW Industries)(7)	First lien senior secured loan	SR +	7.00%	03/2030	61,484	59,818	60,254	0.6%
Ideal Tridon Holdings, Inc.(6)(16)(17)	First lien senior secured revolving loan	SR +	6.75%	04/2028	—	(208)	(151)	0.0%
Ideal Tridon Holdings, Inc.(6)	First lien senior secured loan	SR +	6.75%	04/2028	91,542	89,219	89,940	0.9%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(7)	First lien senior secured loan	SR +	6.00%	07/2027	68,257	67,819	68,257	0.7%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(7)	First lien senior secured loan	SR +	6.25%	07/2027	7,147	7,043	7,147	0.1%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(7)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	07/2027	—	(20)	—	0.0%
Pro Mach Group, Inc.(6)(21)	First lien senior secured loan	SR +	3.75%	08/2028	30,319	30,319	30,410	0.3%
Sonny's Enterprises, LLC(7)	First lien senior secured loan	SR +	6.75%	08/2028	129,906	128,216	129,906	1.3%
Sonny's Enterprises, LLC(7)(16)(17)	First lien senior secured revolving loan	SR +	6.75%	08/2027	—	(297)	—	0.0%
Sonny's Enterprises, LLC(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	6.75%	11/2024	16,599	16,270	16,599	0.2%
						733,434	740,368	7.4%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

Pharmaceuticals
BridgeBio Pharma, Inc.(7)(22)	First lien senior secured loan	SR +	6.75%	01/2029	135,000	$134,804	$133,650	1.3%
						134,804	133,650	1.3%
Professional services
Apex Group Treasury, LLC(7)(22)	First lien senior secured loan	SR +	5.00%	07/2028	124,184	$121,132	$124,184	1.2%
Apex Group Treasury, LLC(14)(22)	Second lien senior secured loan	P +	5.75%	07/2029	11,618	11,467	11,560	0.1%
Apex Service Partners, LLC(7)	First lien senior secured loan	SR +	7.00% (2.00% PIK)	10/2030	97,184	94,875	94,998	0.9%
Apex Service Partners, LLC(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	7.00% (2.00% PIK)	10/2025	12,678	12,255	12,289	0.1%
Apex Service Partners, LLC(7)(16)	First lien senior secured revolving loan	SR +	6.50%	10/2029	2,924	2,746	2,751	0.0%
Certinia, Inc.(7)	First lien senior secured loan	SR +	7.25%	08/2029	33,088	32,480	32,592	0.3%
Certinia, Inc.(7)(16)(17)	First lien senior secured revolving loan	SR +	7.25%	08/2029	—	(79)	(66)	0.0%
Corporation Service Company(6)(21)	First lien senior secured loan	SR +	2.75%	11/2029	2,384	2,384	2,387	0.0%
EM Midco2 Ltd. (dba Element Materials Technology)(7)(20)(21)(22)	First lien senior secured loan	SR +	4.25%	06/2029	27,598	27,572	27,587	0.3%
EP Purchaser, LLC(7)(21)	First lien senior secured loan	SR +	4.50%	11/2028	24,750	23,879	24,535	0.2%
Gerson Lehrman Group, Inc.(7)	First lien senior secured loan	SR +	5.25%	12/2027	166,014	164,603	164,536	1.6%
Gerson Lehrman Group, Inc.(7)(16)(17)	First lien senior secured revolving loan	SR +	5.25%	12/2027	—	(71)	(75)	0.0%
Guidehouse Inc.(6)	First lien senior secured loan	SR +	5.75% (2.00% PIK)	12/2030	106,543	106,543	106,277	1.0%
Omnia Partners, LLC(7)(21)	First lien senior secured loan	SR +	3.75%	07/2030	2,993	2,993	3,004	0.0%
Relativity ODA LLC(6)	First lien senior secured loan	SR +	6.50%	05/2027	5,094	5,056	5,094	0.1%
Relativity ODA LLC(6)(16)(17)	First lien senior secured revolving loan	SR +	6.50%	05/2027	—	(3)	—	0.0%
Sensor Technology Topco, Inc. (dba Humanetics)(7)	First lien senior secured loan	SR +	7.00% (2.00% PIK)	05/2026	234,302	233,026	234,302	2.3%
Sensor Technology Topco, Inc. (dba Humanetics)(6)(16)	First lien senior secured revolving loan	SR +	6.50%	05/2026	11,942	11,833	11,942	0.1%
Sensor Technology Topco, Inc. (dba Humanetics)(11)	First lien senior secured EUR term loan	E +	7.25% (2.25% PIK)	05/2026	€42,259	45,655	45,640	0.4%
Sovos Compliance, LLC(6)(21)	First lien senior secured loan	SR +	4.50%	08/2028	28,970	28,537	28,677	0.3%
Thevelia (US) LLC (dba Tricor)(7)(21)(22)	First lien senior secured loan	SR +	3.75%	06/2029	12,968	12,968	12,975	0.1%
Vistage Worldwide, Inc.(7)(21)	First lien senior secured loan	SR +	4.75%	07/2029	30,070	29,835	29,995	0.3%
						969,686	975,184	9.3%
Specialty retail
Galls, LLC(7)	First lien senior secured loan	SR +	6.50% (1.50% PIK)	03/2030	117,435	$115,684	$115,568	1.1%
Galls, LLC(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	6.50% (1.50% PIK)	03/2026	—	(243)	(245)	0.0%
Galls, LLC(7)(16)	First lien senior secured revolving loan	SR +	6.50% (1.50% PIK)	03/2030	2,355	2,121	2,067	0.0%
Ideal Image Development, LLC(9)	First lien senior secured loan	SR +	6.50%	02/2029	2,195	2,173	2,173	0.0%
Ideal Image Development, LLC(9)(16)	First lien senior secured revolving loan	SR +	6.50%	02/2029	366	366	359	0.0%
Milan Laser Holdings LLC(7)	First lien senior secured loan	SR +	5.00%	04/2027	20,165	20,051	20,165	0.2%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

Milan Laser Holdings LLC(7)(16)(17)	First lien senior secured revolving loan	SR +	5.00%	04/2026	—	(14)	—	0.0%
Notorious Topco, LLC (dba Beauty Industry Group)(7)	First lien senior secured loan	SR +	6.75%	11/2027	221,735	219,378	208,985	2.1%
Notorious Topco, LLC (dba Beauty Industry Group)(7)	First lien senior secured delayed draw term loan	SR +	6.75%	11/2027	5,189	5,137	4,891	0.0%
Notorious Topco, LLC (dba Beauty Industry Group)(7)(16)	First lien senior secured revolving loan	SR +	6.75%	05/2027	1,761	1,715	1,457	0.0%
The Shade Store, LLC(7)	First lien senior secured loan	SR +	6.00%	10/2029	66,648	66,104	65,815	0.6%
The Shade Store, LLC(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	7.00%	03/2026	—	(65)	—	0.0%
The Shade Store, LLC(7)(16)	First lien senior secured revolving loan	SR +	6.00%	10/2028	2,045	2,002	1,960	0.0%
						434,409	423,195	4.0%
Telecommunications
CCI BUYER, INC. (dba Consumer Cellular)(7)(21)	First lien senior secured loan	SR +	4.00%	12/2027	39,897	$39,606	$39,642	0.4%
EOS U.S. Finco LLC(7)(21)(22)	First lien senior secured loan	SR +	6.00%	10/2029	67,467	64,173	55,053	0.5%
EOS U.S. Finco LLC(7)(16)(17)(18)(21)(22)	First lien senior secured delayed draw term loan	SR +	6.00%	05/2026	280	53	(1,335)	0.0%
Level 3 Financing, Inc.(7)(21)(22)	First lien senior secured loan	SR +	1.75%	03/2027	20,733	20,397	20,544	0.2%
Level 3 Financing, Inc.(7)(22)	First lien senior secured loan	SR +	6.56%	04/2029	1,954	1,954	1,954	0.0%
Level 3 Financing, Inc.(7)(22)	First lien senior secured loan	SR +	6.56%	04/2030	1,954	1,954	1,954	0.0%
Park Place Technologies, LLC(6)	First lien senior secured loan	SR +	5.25%	03/2031	86,393	85,531	85,529	0.8%
Park Place Technologies, LLC(6)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.25%	09/2025	—	(67)	(67)	0.0%
Park Place Technologies, LLC(6)(16)(17)	First lien senior secured revolving loan	SR +	5.25%	03/2030	—	(101)	(101)	0.0%
PPT Holdings III, LLC (dba Park Place Technologies)(15)	First lien senior secured loan		12.75% PIK	03/2034	27,500	26,813	26,813	0.3%
						240,313	229,986	2.2%
Transportation
Lightbeam Bidco, Inc. (dba Lazer Spot)(7)	First lien senior secured loan	SR +	6.25%	05/2030	96,156	$95,282	$96,156	0.9%
Lightbeam Bidco, Inc. (dba Lazer Spot)(7)	First lien senior secured loan	SR +	5.50%	05/2030	9,828	9,781	9,804	0.1%
Lightbeam Bidco, Inc. (dba Lazer Spot)(7)	First lien senior secured delayed draw term loan	SR +	6.25%	05/2030	14,569	14,369	14,569	0.1%
Lightbeam Bidco, Inc. (dba Lazer Spot)(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.50%	11/2025	19,706	19,499	19,657	0.2%
Lightbeam Bidco, Inc. (dba Lazer Spot)(7)(16)	First lien senior secured revolving loan	SR +	6.25%	05/2029	1,558	1,459	1,558	0.0%
Motus Group, LLC(7)	Second lien senior secured loan	SR +	6.50%	12/2029	10,000	9,922	9,900	0.1%
						150,312	151,644	1.4%
Total non-controlled/non-affiliated portfolio company debt investments						$17,298,654	$17,323,211	167.0%
Equity Investments
Asset based lending and fund finance
Amergin Asset Management, LLC(22)(23)(25)	Class A Units		N/A	N/A	50,000,000	$—	$1	0.0%
						—	1	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(22)(23)(25)(32)	LP Interest		N/A	N/A	33,061	$32,911	$41,090	0.4%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(15)(23)	Series A Convertible Preferred Stock		7.00% PIK	N/A	10,769	12,922	13,177	0.1%
						45,833	54,267	0.5%
Buildings and real estate
Associations Finance, Inc.(15)(23)	Preferred Stock		13.50% PIK	N/A	250,000,000	$293,751	$297,261	2.9%
Dodge Construction Network Holdings, L.P.(7)(23)	Series A Preferred Units	SR +	8.25%	N/A	—	3	2	0.0%
Dodge Construction Network Holdings, L.P.(23)(25)	Class A-2 Common Units		N/A	N/A	143,963	123	98	0.0%
						293,877	297,361	2.9%
Business services
Denali Holding, LP (dba Summit Companies)(23)(25)	Class A Units		N/A	N/A	686,513	$7,076	$11,131	0.1%
Hercules Buyer, LLC (dba The Vincit Group)(23)(25)(27)	Common Units		N/A	N/A	10	10	11	0.0%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(8)(23)	Perpetual Preferred Stock	SR +	10.75% PIK	N/A	53,600	62,692	63,630	0.6%
						69,778	74,772	0.7%
Consumer products
ASP Conair Holdings LP(23)(25)	Class A Units		N/A	N/A	9,286	$929	$918	0.0%
						929	918	0.0%
Financial services
Vestwell Holdings, Inc.(23)(25)	Series D Preferred Stock		N/A	N/A	50,726	$1,000	$1,000	0.0%
						1,000	1,000	0.0%
Food and beverage
Hissho Sushi Holdings, LLC(23)(25)	Class A Units		N/A	N/A	941,780	$9,418	$13,050	0.1%
						9,418	13,050	0.1%
Healthcare equipment and services
Maia Aggregator, LP(23)(25)	Class A-2 Units		N/A	N/A	12,921,348	$12,921	$12,990	0.1%
KPCI Holdings, L.P.(23)(25)	Class A Units		N/A	N/A	1,781	2,313	3,007	0.0%
Patriot Holdings SCSp (dba Corza Health, Inc.)(15)(22)(23)	Class A Units		8.00% PIK	N/A	13,517	1,278	1,278	0.0%
Patriot Holdings SCSp (dba Corza Health, Inc.)(22)(23)(25)	Class B Units		N/A	N/A	982	164	238	0.0%
Rhea Acquisition Holdings, LP(23)(25)	Series A-2 Units		N/A	N/A	11,964,286	11,964	16,154	0.2%
						28,640	33,667	0.3%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(23)(25)	Class A Interests		N/A	N/A	3,520	$3,520	$3,104	0.0%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(23)(25)	Class A Interest		N/A	N/A	1,205	12,049	12,047	0.1%
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(15)(23)	Series A Preferred Stock		15.00% PIK	N/A	28,403,207	27,885	27,835	0.3%
XOMA Corporation(23)(25)	Warrants		N/A	N/A	54,000	369	615	0.0%
						43,823	43,601	0.4%
Healthcare technology
Minerva Holdco, Inc.(15)(23)	Series A Preferred Stock		10.75% PIK	N/A	100,000	$120,827	$117,239	1.2%
BEHP Co-Investor II, L.P.(22)(23)(25)	LP Interest		N/A	N/A	1,269,969	1,266	1,278	0.0%
Orange Blossom Parent, Inc.(23)(25)	Common Equity		N/A	N/A	16,667	1,667	1,664	0.0%
WP Irving Co-Invest, L.P.(22)(23)(25)	Partnership Units		N/A	N/A	1,250,000	1,251	1,258	0.0%
						125,011	121,439	1.2%
Household products
Evology, LLC(23)(25)	Class B Units		N/A	N/A	316	$1,512	$1,446	0.0%
Walker Edison Holdco LLC(23)(25)	Common Equity		N/A	N/A	29,167	2,818	122	0.0%
						4,330	1,568	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

Human resource support services
Gloves Holdings, LP (dba Protective Industrial Products)(23)(25)	LP Interest		N/A	N/A	1,000	$100	$118	0.0%
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)(15)(23)	Series A Preferred Stock		10.50% PIK	N/A	12,750	15,753	14,521	0.1%
						15,853	14,639	0.1%
Insurance
Accelerate Topco Holdings, LLC(23)(25)	Common Units		N/A	N/A	91,805	$2,535	$3,116	0.0%
Evolution Parent, LP (dba SIAA)(23)(25)	LP Interest		N/A	N/A	2,703	270	307	0.0%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(23)(25)	LP Interest		N/A	N/A	421	426	408	0.0%
Hockey Parent Holdings, L.P.(23)(25)	Class A Units		N/A	N/A	25,000	25,000	25,000	0.2%
PCF Holdco, LLC (dba PCF Insurance Services)(15)(23)	Series A Preferred Units		15.00% PIK	N/A	19,423	16,027	17,074	0.2%
PCF Holdco, LLC (dba PCF Insurance Services)(23)(25)	Class A Unit Warrants		N/A	N/A	1,503,286	5,129	4,722	0.0%
PCF Holdco, LLC (dba PCF Insurance Services)(23)(25)	Class A Units		N/A	N/A	6,047,390	15,336	26,657	0.3%
						64,723	77,284	0.7%
Internet software and services
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(23)(25)	Common Units		N/A	N/A	1,729,439	$1,729	$1,886	0.0%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(22)(23)(25)	LP Interest		N/A	N/A	989,292	989	1,068	0.0%
Elliott Alto Co-Investor Aggregator L.P.(22)(23)(25)	LP Interest		N/A	N/A	6,530	6,572	7,023	0.1%
Picard Holdco, Inc.(7)(23)	Series A Preferred Stock	SR +	12.00% PIK	N/A	44,040	46,572	50,796	0.5%
MessageBird Holding B.V.(22)(23)(25)	Extended Series C Warrants		N/A	N/A	7,980	49	10	0.0%
Project Alpine Co-Invest Fund, LP(22)(23)(25)	LP Interest		N/A	N/A	17,000,000	17,010	20,089	0.2%
Thunder Topco L.P. (dba Vector Solutions)(23)(25)	Common Units		N/A	N/A	712,884	713	770	0.0%
WMC Bidco, Inc. (dba West Monroe)(15)(23)	Senior Preferred Stock		11.25% PIK	N/A	33,385	43,035	40,957	0.4%
Project Hotel California Co-Invest Fund, L.P.(22)(23)(25)	LP Interest		N/A	N/A	3,522	3,525	4,046	0.0%
BCTO WIW Holdings, Inc. (dba When I Work)(23)(25)	Class A Common Stock		N/A	N/A	57,000	5,700	4,154	0.0%
Zoro TopCo, Inc. (dba Zendesk, Inc.)(15)(23)	Series A Preferred Stock		12.50% PIK	N/A	16,562	18,457	18,899	0.2%
Zoro TopCo, L.P. (dba Zendesk, Inc.)(23)(25)	Class A Common Units		N/A	N/A	1,380,129	13,801	15,027	0.1%
						158,152	164,725	1.5%
Specialty retail
Ideal Topco, L.P.(23)(25)	Class A-1 Preferred Units		N/A	N/A	3,658,537	$3,659	$3,659	0.0%
Ideal Topco, L.P.(23)(25)	Class A-2 Common Units		N/A	N/A	3,109,756	—	—	0.0%
						3,659	3,659	0.0%
Total non-controlled/non-affiliated portfolio company equity investments						$865,026	$901,951	8.4%
Total non-controlled/non-affiliated portfolio company investments						$18,163,680	$18,225,162	175.4%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest	Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

Non-controlled/affiliated portfolio company investments
Equity Investments
Pharmaceuticals
LSI Financing 1 DAC(16)(18)(22)(23)(29)	Preferred equity	N/A	N/A	70,106,000	$70,177	$77,556	0.8%
					70,177	77,556	0.8%
Total non-controlled/affiliated portfolio company equity investments					$70,177	$77,556	0.8%

Controlled/affiliated portfolio company investments
Debt Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(15)(22)(30)	First lien senior secured loan	12.00% PIK	07/2030	39,720	$39,720	$39,720	0.4%
AAM Series 2.1 Aviation Feeder, LLC(15)(22)(30)	First lien senior secured loan	12.00% PIK	11/2030	46,515	46,515	46,515	0.5%
					86,235	86,235	0.9%
Total controlled/affiliated portfolio company debt investments					$86,235	$86,235	0.9%
Equity Investments
Asset based lending and fund finance
AAM Series 2.1 Aviation Feeder, LLC(22)(23)(25)(30)	LLC Interest	N/A	N/A	31,086	$31,125	$31,125	0.3%
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(16)(18)(22)(23)(25)(30)	LLC Interest	N/A	N/A	26,943	26,946	26,943	0.3%
					58,071	58,068	0.6%
Insurance
Fifth Season Investments LLC(23)(26)(30)	Class A Units	N/A	N/A	28	$225,853	$233,262	2.3%
					225,853	233,262	2.3%

Joint ventures
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(20)(22)(23)(30)(32)	LLC Interest	N/A	N/A	296,433	$296,433	$305,676	3.0%
					296,433	305,676	3.0%
Total controlled/affiliated portfolio company equity investments					$580,357	$597,006	5.9%
Total controlled/affiliated portfolio company investments					$666,592	$683,241	6.8%
Total Investments					$18,900,449	$18,985,959	183.0%

	Interest Rate Swaps as of March 31, 2024
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)	Hedged Instrument	Footnote Reference
Interest rate swap(a)(b)	7.75%	SR + 3.84%	9/16/2027	$600,000	$(3,741)	$—	$(10,244)	September 2027 Notes	Note 5
Interest rate swap(a)(b)	7.95%	SR + 3.79%	5/13/2028	650,000	(89)	—	(89)	June 2028 Notes	Note 5
Interest rate swap(a)(b)	7.75%	SR + 3.65%	1/15/2029	550,000	255	—	(11,893)	January 2029 Notes	Note 5
Interest rate swap(a)(b)	6.65%	SR + 2.90%	1/15/2031	750,000	(9,528)	—	(9,528)	March 2031 Notes	Note 5
Total				$2,550,000
________
(a) Contains a variable rate structure. Bears interest at a rate determined by SOFR.
(b) Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedging item within interest expense.

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of March 31, 2024
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
(6)The interest rate on these investments is subject to 1 month SOFR, which as of March 31, 2024 was 5.33%.
(7)The interest rate on these investments is subject to 3 month SOFR, which as of March 31, 2024 was 5.30%.
(8)The interest rate on these investments is subject to 6 month SOFR, which as of March 31, 2024 was 5.22%.
(9)The interest rate on these investments is subject to 12 month SOFR, which as of March 31, 2024 was 5.00%.
(10)The interest rate on these investments is subject to 3 month CDOR, which as of March 31, 2024 was 5.30%.
(11)The interest rate on these investments is subject to 3 month EURIBOR, which as of March 31, 2024 was 3.89%.
(12)The interest rate on these investments is subject to 6 month EURIBOR, which as of March 31, 2024 was 3.85%.
(13)The interest rate on these investments is subject to SONIA, which as of March 31, 2024 was 5.19%.
(14)The interest rate on these investments is subject to Prime, which as of March 31, 2024 was 8.50%.
(15)Investment does not contain a variable rate structure.
(16)Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
(17)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(18)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(19)Unless otherwise indicated, represents a co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions”.
(20)This portfolio company was not a co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission.
(21)Level 2 Investment.
(22)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2024, non-qualifying assets represented 12.4% of total assets as calculated in accordance with the regulatory requirements.
(23)Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted security” under the Securities Act. As of March 31, 2024, the aggregate fair value of these securities is $1.58 billion, or 15.5% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Denali Holding LP (dba Summit Companies)	Class A Units	September 14, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
Evology LLC	Class B Units	January 21, 2022
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Fifth Season Investments LLC**	Class A Units	October 17, 2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 28, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
Hissho Sushi Holdings, LLC	Class A Units	May 17, 2022
Hockey Parent Holdings, L.P.	Class A Units	September 14, 2023
Ideal Topco, L.P.	Class A-1 Preferred Units	February 20, 2024
Ideal Topco, L.P.	Class A-2 Common Units	February 20, 2024
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya)	Perpetual Preferred Stock	June 22, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Holdings, L.P.	Class A Units	November 25, 2020
KWOL Acquisition Inc.	Common stock	December 12, 2023
LSI Financing 1 DAC**	Preferred equity	December 14, 2022
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 3, 2021
Minerva Holdco, Inc.	Series A Preferred Stock	February 14, 2022
Orange Blossom Parent, Inc.	Common Equity	July 29, 2022
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)*	LLC Interest	November 2, 2022
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Preferred equity	February 13, 2023
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Unit Warrants	February 13, 2023
Picard Holdco, Inc.	Series A Preferred Stock	September 29, 2022
Project Alpine Co-Invest Fund, L.P.	LP Interest	June 13, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 9, 2022
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
Romulus Intermediate Holdings 1 Inc. (dba PetVet)	Series A Preferred Stock	November 15, 2023
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	October 14, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
Vestwell Holdings, Inc.	Series D Preferred Stock	December 20, 2023
Walker Edison Holdco LLC	Common Equity	March 1, 2023
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 8, 2021
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
XOMA Corporation	Warrants	December 15, 2023
Zoro TopCo, Inc.	Class A Common Units	November 22, 2022
Zoro TopCo, Inc.	Series A Preferred Stock	November 22, 2022
*Refer to Note 4 “Investments - OCIC SLF LLC”, for further information.
** Refer to Note 3 “Agreements and Related Party Transactions - Controlled/Affiliated Portfolio Companies”.

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)
(24)As of March 31, 2024, the net estimated unrealized gain on investments for U.S. federal income tax purposes was $174.2 million based on a tax cost basis of $18.81 billion. As of March 31, 2024, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $38.9 million. As of March 31, 2024, the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $213.1 million.
(25)Investment is non-income producing.
(26)Investment is not pledged as collateral under the Company’s Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”, credit facilities to which certain of our subsidiaries are parties (the “SPV Asset Facilities”) and collateral loan obligation transactions (“CLOs”).
(27)We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(28)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facilities and CLOs. See Note 5 “Debt”.
(29)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the period ended March 31, 2024 were as follows:

Company	Fair value as of December 31, 2023	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair value as of March 31, 2024	Dividend Income	Interest Income	Other Income
LSI Financing 1 DAC	$78,406	$1	$(2,194)	$1,343	$—	$77,556	$145	$—	$—
Total	$78,406	$1	$(2,194)	$1,343	$—	$77,556	$145	$—	$—
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

(30)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investment in controlled affiliates for the period ended March 31, 2024 were as follows:

Company	Fair value as of December 31, 2023	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair value as of March 31, 2024	Dividend Income	Interest and PIK Income	Other Income
AAM Series 2.1 Aviation Feeder, LLC(c)	$78,476	$33	$(872)	$3	$—	$77,640	$—	$1,422	$—
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	64,839	1,860	—	(36)	—	66,663	—	1,199	—
Fifth Season Investments LLC	156,794	69,044	—	7,424	—	233,262	2,804	—	—
OCIC SLF LLC (fka Blue Owl Credit Income Corp. Senior Loan Fund LLC)	273,441	35,000	—	(2,765)	—	305,676	10,788	—	—
Total	$573,550	$105,937	$(872)	$4,626	$—	$683,241	$13,592	$2,621	$—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)
________
(a) Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement at fair value of an existing portfolio company into this controlled affiliated category from a different category.
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

(31)Investment was on non-accrual status as of March 31, 2024.
(32)Investment measured at net asset value (“NAV”).

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
Healthcare equipment and services

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets

Bamboo US BidCo LLC(7)	First lien senior secured loan	SR +	6.00%	09/2030	96,615	$93,788	$93,717	1.1%
Bamboo US BidCo LLC(10)	First lien senior secured EUR term loan	E +	6.00%	09/2030	€60,112	61,996	64,411	0.7%
Bamboo US BidCo LLC(6)(15)(16)	First lien senior secured revolving loan	SR +	6.00%	10/2029	—	(578)	(604)	0.0%
Bamboo US BidCo LLC(6)(15)(17)	First lien senior secured delayed draw term loan	SR +	6.00%	03/2025	1,037	803	795	0.0%
Canadian Hospital Specialties Ltd.(9)(21)	First lien senior secured CAD term loan	C +	4.50%	04/2028	$4,883	3,860	3,611	0.0%
Canadian Hospital Specialties Ltd.(9)(15)(21)	First lien senior secured CAD revolving loan	C +	4.50%	04/2027	$494	393	364	0.0%
Confluent Medical Technologies, Inc.(7)	First lien senior secured loan	SR +	3.75%	02/2029	24,724	24,627	24,600	0.3%
Confluent Medical Technologies, Inc.(7)	Second lien senior secured loan	SR +	6.50%	02/2030	46,000	45,236	45,655	0.5%
Dermatology Intermediate Holdings III, Inc.(7)(20)	First lien senior secured loan	SR +	4.25%	03/2029	15,443	15,176	14,898	0.2%
CSC MKG Topco LLC (dba Medical Knowledge Group)(6)	First lien senior secured loan	SR +	5.75%	02/2029	99,783	98,182	98,286	1.1%
Medline Borrower, LP(6)(20)	First lien senior secured loan	SR +	3.00%	10/2028	24,563	24,474	24,663	0.3%
Medline Borrower, LP(6)(15)(16)	First lien senior secured revolving loan	SR +	3.00%	10/2026	—	(25)	(20)	0.0%
Natus Medical, Inc.(7)	First lien senior secured loan	SR +	5.50%	07/2029	495	466	460	0.0%
Packaging Coordinators Midco, Inc.(7)(20)	First lien senior secured loan	SR +	3.50%	11/2027	4,713	4,643	4,711	0.1%
Packaging Coordinators Midco, Inc.(6)	Second lien senior secured loan	SR +	7.00%	12/2029	53,918	52,546	53,784	0.6%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(6)(21)	First lien senior secured loan	SR +	6.75%	01/2028	50,388	49,833	50,262	0.6%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(7)(15)(21)	First lien senior secured revolving loan	SR +	6.75%	01/2026	19	18	19	0.0%
PERKINELMER U.S. LLC(6)	First lien senior secured loan	SR +	6.75%	03/2029	77,704	76,302	77,704	0.9%
PERKINELMER U.S. LLC(6)	First lien senior secured loan	SR +	5.75%	03/2029	35,208	34,856	34,856	0.4%
Resonetics, LLC(7)	First lien senior secured loan	SR +	6.00%	04/2028	55,357	53,768	55,357	0.6%
Resonetics, LLC(7)(20)	First lien senior secured loan	SR +	4.00%	04/2028	15,434	15,342	15,419	0.2%
Rhea Parent, Inc.(7)	First lien senior secured loan	SR +	5.50%	02/2029	76,601	75,389	76,218	0.9%
Zest Acquisition Corp.(6)(19)	First lien senior secured loan	SR +	5.50%	02/2028	19,734	19,111	19,241	0.2%
						750,206	758,407	8.7%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(7)	First lien senior secured loan	SR +	5.25%	10/2030	17,753	$17,491	$17,486	0.2%
Allied Benefit Systems Intermediate LLC(7)(15)(16)(17)	First lien senior secured delayed draw term loan	SR +	5.25%	10/2025	—	(24)	(24)	0.0%
BELMONT BUYER, INC. (dba Valenz)(8)	First lien senior secured loan	SR +	6.50%	06/2029	56,019	54,970	55,459	0.6%
BELMONT BUYER, INC. (dba Valenz)(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	6.50%	12/2024	5,293	5,127	5,240	0.1%
BELMONT BUYER, INC. (dba Valenz)(7)(15)(16)	First lien senior secured revolving loan	SR +	6.50%	06/2029	—	(121)	(66)	0.0%
Covetrus, Inc.(7)(20)	First lien senior secured loan	SR +	5.00%	10/2029	10,411	9,913	10,392	0.1%

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

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest	Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets

AAM Series 2.1 Aviation Feeder, LLC(14)(21)(29)	First lien senior secured loan	12.00% PIK	11/2030	46,970	46,970	46,970	0.5%
					86,499	86,499	0.9%
Total controlled/affiliated portfolio company debt investments					$86,499	$86,499	0.9%
Equity Investments
Asset based lending and fund finance
AAM Series 2.1 Aviation Feeder, LLC(15)(17)(21)(22)(24)(29)	LLC Interest	N/A	N/A	31,506	$31,508	$31,506	0.4%
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(15)(17)(21)(22)(24)(29)	LLC Interest	N/A	N/A	25,310	25,277	25,310	0.3%
					56,785	56,816	0.7%
Insurance
Fifth Season Investments LLC(22)(24)(25)(29)	Class A Units	N/A	N/A	28	$156,811	$156,794	1.8%
					156,811	156,794	1.8%

Joint ventures
Blue Owl Credit Income Senior Loan Fund, LLC (f/k/a ORCIC Senior Loan Fund, LLC)(21)(22)(25)(29)(31)	LLC Interest	N/A	N/A	261,433	$261,433	$273,441	3.1%
					261,433	273,441	3.1%
Total controlled/affiliated portfolio company equity investments					$475,029	$487,051	5.6%
Total controlled/affiliated portfolio company investments					$561,528	$573,550	6.5%
Total Investments					$16,571,443	$16,662,093	186.6%

	Interest Rate Swaps as of December 31, 2023
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/(Depreciation)	Hedged Instrument	Footnote Reference
Interest rate swap(a)(b)	7.75%	SR + 3.84%	9/16/2027	$600,000	$6,503	$—	$2,500	September 2027 Notes	Note 5
Interest rate swap(a)(b)	7.75%	SR + 3.65%	1/15/2029	$550,000	$12,147	$—	$12,147	January 2029 Notes	Note 5
Total				$1,150,000
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
(11)The interest rate on these investments is subject to 6 month EURIBOR, which as of December 31, 2023 was 3.86%.
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
(22)Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted security” under the Securities Act. As of December 31, 2023, the aggregate fair value of these securities is $1.44 billion, or 16.2% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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
*Refer to Note 4 “Investments - OCIC SLF LLC”, for further information.
** Refer to Note 3 “Agreements and Related Party Transactions - Controlled/Affiliated Portfolio Companies”.

(23)As of December 31, 2023, the net estimated unrealized gain on investments for U.S. federal income tax purposes was $155.0 million based on a tax cost basis of $16.50 billion. As of December 31, 2023, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $24.1 million. As of December 31, 2023, the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $179.1 million.
(24)Investment is non-income producing.
(25)Investment is not pledged as collateral under the Revolving Credit Facility, SPV Asset Facilities and CLOs.
(26)We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(27)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facilities and CLOs. See Note 5 “Debt”.
(28)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the year ended December 31, 2023 were as follows:

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

Blue Owl Credit Income Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$274,126	$165,575
Net change in unrealized gain (loss)	1,615	64,035
Net realized gain (loss) on investments	(3,371)	(4,577)
Net Increase (Decrease) in Net Assets Resulting from Operations	272,370	225,033
Distributions
Class S	(79,823)	(42,432)
Class D	(9,957)	(11,218)
Class I	(153,736)	(79,924)
Net Decrease in Net Assets Resulting from Shareholders’ Distributions	(243,516)	(133,574)
Capital Share Transactions
Class S:
Issuance of shares of common stock	437,596	160,775
Share transfers between classes(1)	(687)	—
Repurchase of common shares	(33,826)	(21,643)
Reinvestment of shareholders’ distributions	32,710	15,832
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	435,793	154,964
Class D:
Issuance of shares of common stock	34,691	46,175
Share transfers between classes(1)	(338,702)	—
Repurchase of common shares	(26,354)	(3,453)
Reinvestment of shareholders’ distributions	5,238	4,787
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	(325,127)	47,509
Class I:
Issuance of shares of common stock	827,014	368,008
Share transfers between classes(1)	339,389	—
Repurchase of common shares	(81,994)	(68,024)
Reinvestment of shareholders’ distributions	61,289	28,728
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	1,145,698	328,712
Total Increase (Decrease) in Net Assets	1,285,218	622,644
Net Assets, at beginning of period	8,892,546	5,249,753
Net Assets, at end of period	$10,177,764	$5,872,397

(1)In certain cases, and subject to Blue Owl Securities LLC’s (d/b/a Blue Owl Securities) (the “Dealer Manager”) approval, including in situations where a holder of Class S or Class D shares exits a relationship with a participating broker-dealer for this offering and does not enter into a new relationship with a participating broker-dealer for this offering, such holder’s shares may be exchanged into an equivalent net asset value amount of Class I shares.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$272,370	$225,033
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(3,044,601)	(858,378)
Proceeds from investments and investment repayments, net	775,095	78,272
Net change in unrealized (gain) loss on investments	(1,898)	(63,904)
Net change in unrealized (gain) loss on interest rate swap attributed to unsecured notes	(27,128)	(676)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	291	(138)
Net change in unrealized (gain) loss on Income tax (provision) benefit	(8)	7
Net realized (gain) loss on investments	3,447	4,577
Net realized (gain) loss on foreign currency transactions relating to investments	(76)	—
Paid-in-kind interest and dividends	(40,769)	(33,563)
Net amortization/accretion of premium/discount on investments	(22,178)	(6,804)
Amortization of debt issuance costs	6,281	3,697
Amortization of offering costs	1,251	613
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(23,293)	(1,766)
(Increase) decrease in receivable from controlled affiliates	(2,678)	—
(Increase) decrease in receivable for investments sold	20,619	—
(Increase) decrease in due from affiliates	—	20,202
(Increase) decrease in prepaid expenses and other assets	(1,897)	(320)
Increase (decrease) in payable for investments purchased	137,293	71,999
Increase (decrease) in payables to affiliates	6,512	509
Increase (decrease) in accrued expenses and other liabilities	33,152	(28,398)
Net cash used in operating activities	(1,908,215)	(589,038)
Cash Flows from Financing Activities
Borrowings on debt	4,176,729	992,000
Repayments of debt	(3,048,000)	(545,000)
Debt issuance costs	(27,281)	(3,532)
Repurchase of common stock	(113,988)	(110,836)
Proceeds from issuance of common shares	1,299,301	574,958
Distributions paid to shareholders	(130,954)	(79,748)
Net cash provided by financing activities	2,155,807	827,842
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $71,589 and $(6,000), respectively)	247,592	238,804
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $40,872 and $23,000, respectively)	415,384	225,247
Cash and restricted cash, including foreign cash, end of period (restricted cash of $112,461 and $17,000, respectively)	$662,976	$464,051
Supplemental and Non-Cash Information
Interest paid during the period	$158,336	$112,416
Distributions declared during the period	$243,516	$133,574
Reinvestment of distributions during the period	$99,237	$49,347
Taxes, including excise tax, paid during the period	$11	$—
Distributions payable	$107,255	$41,515
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Organization and Principal Business

Blue Owl Credit Income Corp. (the “Company”) is a Maryland corporation formed on April 22, 2020. The Company was formed primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. The Company’s investment objective is to generate current income and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Company invests in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities which include common and preferred stock, securities convertible into common stock, and warrants. The Company may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets, which are often referred to as “junk” investments. The target credit investments will typically have maturities between three and ten years and generally range in size between $10 million and $125 million, although the investment size will vary with the size of the Company’s capital base. The Company intends, under normal circumstances, to invest directly, or indirectly through its investment in OCIC SLF LLC (f/k/a Blue Owl Credit Income Senior Loan Fund LLC) (“OCIC SLF”) or any similarly situated companies, at least 80% of the value of its total assets in credit investments. The Company defines “credit” to mean debt investments made in exchange for regular interest payments.

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

The Company received an exemptive order that permits it to offer multiple classes of shares of common stock and to impose asset-based servicing and distribution fees and early withdrawal fees. On November 12, 2020, the Company commenced its initial public offering pursuant to which it offered, on a continuous basis, $2,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. On February 14, 2022, the Company commenced it’s follow-on offering, on a continuous basis, pursuant to which it is currently offering of up to $13,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager” or “Blue Owl Securities”). The Dealer Manager is entitled to receive upfront selling commissions of up to 3.50% of the offering price of each Class S share sold in the offering and 1.50% of the offering price of each Class D share sold. Class I shares are not subject to upfront selling commissions. Any upfront selling commissions for the Class S shares and Class D shares sold in the offering will be deducted from the purchase price. Class S, Class D and Class I shares were offered at initial purchase prices per shares of $10.35, $10.15 and $10.00, respectively. Currently, the purchase price per share for each class of common stock varies, but will not be sold at a price below the Company’s net asset value per share of such class, as determined in accordance with the Company’s share pricing policy, plus applicable upfront selling commissions. The Company also engages in private placement offerings of its common stock.

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Since meeting the minimum offering requirement and commencing its continuous public offering through March 31, 2024, the Company has issued 373,781,589 shares of Class S common stock, 79,652,941 shares of Class D common stock and 644,767,597 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $3.50 billion, $0.74 billion and $5.98 billion, respectively, including $1,000 of seed capital contributed by its Adviser in September of 2020, $25.0 million in gross proceeds raised from an entity affiliated with the Adviser and 36,013,591 shares of Class I common stock issued in a private placement to feeder vehicles primarily created to hold the Company’s Class I shares for gross proceeds of approximately $0.34 billion.
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

The Company does not consolidate its equity interests in AAM Series 1.1 Rail and Domestic Intermodal Feeder, Fifth Season, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”) and since November 2, 2022 has not consolidated its equity position in OCIC SLF. OCIC SLF was formed as a wholly-owned subsidiary of the Company and commenced operations on February 14, 2022. On November 2, 2022, the Company and State Teachers Retirement System of Ohio (“OSTRS” and together with the Company, the “Members” and each, a “Member”) entered into an Amended and Restated Limited Liability Company Agreement to co-manage OCIC SLF as a joint venture. See Note 3 “Agreements and Related Party Transactions - Controlled/Affiliated Portfolio Companies”.
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
The Company applies the practical expedient provided by the ASC Topic 820 relating to investments in certain entities that calculate net asset value per share (or its equivalent). ASC Topic 820 permits an entity holding investments in certain entities that

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy as per ASC Topic 820.
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
Interest and Dividend Income Recognition

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Interest income is recorded on the accrual basis and includes accretion and amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three months ended March 31, 2024, PIK interest and PIK dividend income earned was $44.8 million representing 8.5% of total investment income. For the three months ended March 31, 2023, PIK interest and PIK dividend income earned was $33.0 million representing 10.8% of total investment income.
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

The Company has adopted a distribution reinvestment plan which was amended and restated on May 6, 2024. The amended and restated distribution reinvestment plan provides for reinvestment of any cash distributions on behalf of shareholders who have enrolled in the distribution reinvestment plan. As a result, if the Board authorizes and declares a cash distribution, then the shareholders who have enrolled in the distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution. The Company expects to use newly issued shares to implement the distribution reinvestment plan.
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
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820),” which clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. An entity that qualifies as an investment company under Topic 946 should apply the amendments in ASU No. 2022-03 to an investment in an equity security subject to a contractual sale restriction that is executed or modified on or after the date of adoption. Management has adopted the aforementioned accounting pronouncement and concluded that it does not have a material effect on the accompanying consolidated financial statements.
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

Note 3. Agreements and Related Party Transactions

As of March 31, 2024, the Company had payables to affiliates of $61.1 million, comprised of $46.7 million of accrued performance based incentive fees, $10.0 million of management fees, and $4.4 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement. As of December 31, 2023, the Company had payables to affiliates of $54.5 million, comprised of $43.9 million of accrued performance based incentive fees, $8.6 million of management fees, and $2.0 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement.

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

Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective, and will remain in effect and from year to year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent directors. On May 6, 2024, the Board approved the continuation of the Administration Agreement.

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

For the three months ended March 31, 2024, and 2023 the Company incurred expenses of approximately $1.3 million, and $1.0 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from the date it first became effective, and will remain in effect and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, by a majority of independent directors. On May 6, 2024, the Board approved the continuation of the Investment Advisory Agreement.

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

For the three months ended March 31, 2024, management fees were $28.5 million. For the three months ended March 31, 2023, management fees were $16.9 million.

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
For the three months ended March 31, 2024, and 2023, the Company incurred performance based incentive fees on net investment income of $39.1 million, and $23.7 million, respectively.

For the three months ended March 31, 2024, the Company recorded a reversal of previously recorded performance based incentive fees based on capital gains of $0.2 million. For the three months ended March 31, 2023, the Company did not incur performance based incentive fees based on capital gains.

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

For the three months ended March 31, 2024, subject to the 1.5% organization and offering cost cap, the Company accrued less than $0.1 million, of initial organization and offering expenses that are reimbursable to the Adviser.

For the three months ended March 31, 2023, subject to the 1.5% organization and offering cost cap, the Company accrued less than $0.2 million, of initial organization and offering expenses that are reimbursable to the Adviser.

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

The Adviser is affiliated with Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” together with OTCA, OTCA II, OPFA and the Adviser, the “Blue Owl Credit Advisers”), which are also registered investment advisers. The Blue Owl Credit Advisers are indirect affiliates of Blue Owl and comprise part of Blue Owl’s Credit platform, which focuses on direct lending. The Blue Owl Credit Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of the BDCs, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to the Company’s.

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

For the three months ended March 31, 2024, the Company accrued servicing fees with respect to Class D shares of $0.2 million. For the three months ended March 31, 2024, the Company accrued servicing fees with respect to Class S shares of $7.2 million.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
For the three months ended March 31, 2023, the Company accrued servicing fees with respect to Class D shares of $0.3 million. For the three months ended March 31, 2023, the Company accrued servicing fees with respect to Class S shares of $4.0 million.

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

Amergin was created to invest in a leasing platform focused on railcar and aviation assets. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of March 31, 2024 the Company’s commitment to Amergin AssetCo is $148.3 million, of which $62.1 million is equity and $86.2 million is debt. The Company’s investments in Amergin are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Amergin AssetCo.

Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, the Company made an initial equity commitment to Fifth Season. As of March 31, 2024, the Company’s equity investment in Fifth Season is $225.9 million. The Company’s investment in Fifth Season is a co-investment with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Fifth Season.

LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial equity commitment to LSI Financing. As of March 31,

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
2024, the Company’s investment at fair value in LSI Financing is $77.6 million. During the three months ended March 31, 2024, the Company increased it’s commitment to LSI Financing by $129.6 million. The Company’s investment in LSI Financing is a co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in LSI Financing.

Note 4. Investments

Investments at fair value and amortized cost consisted of the below as of the following periods:

	March 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$16,164,363	$16,212,721	$13,742,305	$13,788,717
Second-lien senior secured debt investments	973,206	949,983	1,199,591	1,184,755
Unsecured debt investments	247,320	246,741	242,352	244,661
Preferred equity investments(2)	732,760	743,606	709,751	721,545
Common equity investments(3)	486,367	527,232	416,011	448,974
Joint ventures(4)	296,433	305,676	261,433	273,441
Total Investments	$18,900,449	$18,985,959	$16,571,443	$16,662,093

(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing.
(3)Includes equity investment in Amergin AssetCo and Fifth Season.
(4)Includes equity investment in OCIC SLF. See below, within Note 4, for more information regarding OCIC SLF.

The industry composition of investments based on fair value consisted of the below as of the following periods:

	March 31, 2024	December 31, 2023
Advertising and media	3.2%	1.9%
Aerospace and defense	0.4	0.5
Asset based lending and fund finance(1)	1.5	1.7
Automotive services(2)	0.8	0.7
Automotive aftermarket(2)	0.2	0.2
Buildings and real estate	3.2	3.6
Business services	5.0	5.5
Chemicals	1.4	1.6
Consumer products	1.8	2.0
Containers and packaging	3.0	3.2
Distribution	2.8	3.0
Education	0.9	0.8
Energy equipment and services	0.6	—
Financial services	3.4	3.1
Food and beverage	5.3	5.7
Healthcare equipment and services	4.6	4.8
Healthcare providers and services	13.2	14.8
Healthcare technology	4.8	4.3
Household products	1.7	1.9
Human resource support services	1.1	1.0
Infrastructure and environmental services	1.9	1.6
Insurance(3)	9.7	9.7
Internet software and services	12.9	12.8
Joint ventures(4)	1.6	1.6

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	March 31, 2024	December 31, 2023
Leisure and entertainment	0.7	0.8
Manufacturing	3.9	5.0
Pharmaceuticals(5)	1.1	0.5
Professional services	5.1	4.4
Specialty retail	2.2	1.9
Telecommunications	1.2	0.4
Transportation	0.8	1.0
Total	100.0%	100.0%

(1)Includes investment in Amergin AssetCo.
(2)This was disclosed as “Automotive” as of December 31, 2023.
(3)Includes equity investment in Fifth Season Investments LLC.
(4)Includes equity investment in OCIC SLF. See below, within Note 4, for more information regarding OCIC SLF.
(5)Includes equity investment in LSI Financing.

The geographic composition of investments based on fair value consisted of the below as of the following periods:

	March 31, 2024	December 31, 2023
United States:
Midwest	22.1%	23.3%
Northeast	18.3	17.7
South	32.1	31.3
West	18.6	18.5
International	8.9	9.2
Total	100.0%	100.0%

OCIC SLF LLC

OCIC SLF LLC (f/k/a Blue Owl Credit Income Senior Loan Fund LLC) (“OCIC SLF”), a Delaware limited liability company, was formed as a wholly-owned subsidiary of the Company and commenced operations on February 14, 2022. On November 2, 2022, the Company and State Teachers Retirement System of Ohio (“OSTRS” and together with the Company, the “Members” and each, a “Member”) entered into an Amended and Restated Limited Liability Company Agreement to co-manage OCIC SLF as a joint-venture. OCIC SLF’s principal purpose is to make investments, primarily in senior secured loans that are made to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. The Company and OSTRS have agreed to contribute $437.5 million and $62.5 million, respectively, to OCIC SLF. The Company and OSTRS have a 87.5% and 12.5% economic ownership, respectively, in OCIC SLF. Except under certain circumstances, contributions to OCIC SLF cannot be redeemed. OCIC SLF is managed by a board consisting of an equal number of representatives appointed by each Member and which acts unanimously. Investment decisions must be approved unanimously by an investment committee consisting of an equal number of representative appointed by each Member.

Prior to the Effective Date, OCIC SLF’s wholly owned subsidiaries, ORCIC JV WH LLC and ORCIC JV WH II entered into revolving loan facilities (the “OCIC SLF SPV Asset Facilities”) and in connection therewith entered into master sale and participation agreements pursuant to which we contributed certain collateral assets to the Subsidiaries and such collateral assets became collateral under the OCIC SLF SPV Asset Facilities (the “OCIC SLF SPV Asset Facility Assets”).

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

As of March 31, 2024 and December 31, 2023, OCIC SLF had total investments in senior secured debt at fair value, as determined by an independent valuation firm, of $1.49 billion and $1.15 billion, respectively. The determination of fair value is in accordance with FASB ASC 820, as amended; however, such fair value is not included in our valuation process. The following table is a summary of OCIC SLF’s portfolio as well as a listing of the portfolio investments in OCIC SLF’s portfolio as of the following periods:

($ in thousands)	March 31, 2024	December 31, 2023
Total senior secured debt investments(1)	$1,507,582	$1,157,358
Weighted average spread over base rate(1)	3.7%	3.8%
Number of portfolio companies	221	192
Largest funded investment to a single borrower(1)	$18,515	$14,420

(1)At par.

OCIC SLF LLC’s Portfolio as of March 31, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Debt Investments
Advertising and media
Fleet U.S. Bidco Inc. (dba Argus Media)(5)(8)	First lien senior secured loan	SR +	3.25%	02/2031	7,249	$7,216	$7,249	2.1%
						7,216	7,249	2.1%
Aerospace and defense
American Airlines, Inc.(7)	First lien senior secured loan	SR +	2.75%	02/2028	1,980	$1,949	$1,978	0.6%
Avolon TLB Borrower 1 (US) LLC(5)	First lien senior secured loan	SR +	2.00%	06/2028	5,487	5,449	5,486	1.6%
Bleriot US Bidco, Inc.(6)	First lien senior secured loan	SR +	4.00%	10/2028	8,207	8,143	8,233	2.4%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(5)	First lien senior secured loan	SR +	3.50%	08/2028	9,030	8,992	9,040	2.5%
KBR, Inc(6)	First lien senior secured loan	SR +	2.25%	01/2031	2,887	2,882	2,891	0.8%
Peraton Corp.(5)	First lien senior secured loan	SR +	3.75%	02/2028	12,425	12,202	12,402	3.5%
Transdigm Inc.(6)	First lien senior secured loan	SR +	2.75%	08/2028	2,973	2,968	2,982	0.8%
Transdigm Inc.(6)	First lien senior secured loan	SR +	3.25%	02/2031	4,988	4,976	5,010	1.4%
Transdigm Inc.(6)	First lien senior secured loan	SR +	2.75%	02/2030	2,370	2,352	2,374	0.7%
United Airlines, Inc.(6)	First lien senior secured loan	SR +	2.75%	02/2031	2,000	1,990	2,000	0.6%
Vertex Aerospace Services Corp. (dba V2X)(5)	First lien senior secured loan	SR +	3.25%	12/2028	2,985	2,984	2,990	0.9%
						54,887	55,386	15.8%
Automotive services
Belron Finance US LLC(6)	First lien senior secured loan	SR +	2.25%	04/2029	1,244	$1,238	$1,244	0.4%
First Brands Group LLC(6)	First lien senior secured loan	SR +	5.00%	03/2027	3,991	3,962	3,989	1.1%
Mister Car Wash Holdings, Inc.(5)	First lien senior secured loan	SR +	3.00%	03/2031	5,143	5,144	5,152	1.5%
PAI Holdco, Inc.(6)(8)	First lien senior secured loan	SR +	3.75%	10/2027	6,545	6,149	6,168	1.8%
Wand Newco 3, Inc. (dba Caliber )(5)	First lien senior secured loan	SR +	3.75%	01/2031	3,324	3,318	3,332	0.9%
						19,811	19,885	5.7%
Buildings and real estate
84 Lumber Company(5)	First lien senior secured loan	SR +	2.75%	11/2030	5,199	$5,176	$5,210	1.5%
American Builders & Contractors Supply Co., Inc.(6)	First lien senior secured loan	SR +	2.00%	01/2031	3,107	3,105	3,107	0.9%
American Residential Services, LLC(6)	First lien senior secured loan	SR +	3.50%	10/2027	4,477	4,477	4,468	1.3%
Beacon Roofing Supply, Inc.(5)	First lien senior secured loan	SR +	2.25%	05/2028	1,232	1,229	1,233	0.4%

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

OCIC SLF LLC’s Portfolio as of March 31, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Core & Main LP(6)(8)	First lien senior secured loan	SR +	2.25%	02/2031	6,082	6,053	6,067	1.7%
CPG International LLC(5)	First lien senior secured loan	SR +	2.50%	04/2029	6,877	6,850	6,883	2.0%
Cushman & Wakefield U.S. Borrower, LLC(5)(8)	First lien senior secured loan	SR +	4.00%	01/2030	8,978	8,821	8,978	2.6%
Cushman & Wakefield U.S. Borrower, LLC(5)	First lien senior secured loan	SR +	2.75%	08/2025	183	181	182	0.1%
Dodge Construction Network, LLC(6)(8)	First lien senior secured loan	SR +	4.75%	02/2029	5,207	4,495	4,218	1.2%
EMRLD Borrower LP (dba Emerson Climate Technologies, Inc.)(5)	First lien senior secured loan	SR +	2.50%	05/2030	9,233	9,225	9,224	2.6%
Greystar Real Estate Partners, LLC (dba Greystar)(6)(8)	First lien senior secured loan	SR +	3.25%	08/2030	7,963	7,866	7,863	2.2%
GYP Holdings III Corp.(6)	First lien senior secured loan	SR +	2.25%	05/2030	1,995	1,986	1,994	0.6%
Kodiak BP LLC(6)(8)	First lien senior secured loan	SR +	3.75%	03/2028	6,451	6,420	6,419	1.8%
MIWD Holdco II LLC(6)	First lien senior secured loan	SR +	3.50%	03/2031	7,714	7,677	7,744	2.2%
Quikrete Holdings, Inc.(6)	First lien senior secured loan	SR +	2.63%	02/2027	2,657	2,666	2,656	0.8%
Quikrete Holdings, Inc.(6)(8)	First lien senior secured loan	SR +	2.50%	03/2031	4,398	4,387	4,387	1.2%
Quikrete Holdings, Inc.(5)	First lien senior secured loan	SR +	2.75%	03/2029	1,985	1,985	1,985	0.6%
RealPage, Inc.(5)	First lien senior secured loan	SR +	3.00%	04/2028	13,405	12,957	13,033	3.7%
Wrench Group LLC(6)	First lien senior secured loan	SR +	4.00%	10/2028	11,660	11,645	11,689	3.3%
						107,201	107,340	30.7%
Business services
ASGN, Inc.(6)	First lien senior secured loan	SR +	1.75%	08/2030	995	$993	$995	0.3%
Boxer Parent Company Inc. (f/k/a BMC)(5)	First lien senior secured loan	SR +	4.25%	12/2028	9,100	9,042	9,151	2.6%
BrightView Landscapes, LLC(6)	First lien senior secured loan	SR +	3.00%	04/2029	6,519	6,369	6,519	1.9%
Brown Group Holdings, LLC(6)	First lien senior secured loan	SR +	3.00%	07/2029	5,392	5,370	5,389	1.6%
ConnectWise, LLC(6)	First lien senior secured loan	SR +	3.50%	09/2028	10,414	9,967	10,404	3.0%
Conservice Midco, LLC(5)	First lien senior secured loan	SR +	4.00%	05/2027	998	998	1,000	0.3%
IDEMIA Group SAS(6)(8)	First lien senior secured loan	SR +	4.25%	09/2028	4,990	4,983	5,002	1.4%
MKS Instruments, Inc.(6)	First lien senior secured loan	SR +	2.50%	08/2029	2,955	2,950	2,954	0.8%
Packers Holdings, LLC(5)	First lien senior secured loan	SR +	3.25%	03/2028	3,918	2,718	2,483	0.7%
POLARIS PURCHASER, INC. (dba Plusgrade)(6)(8)	First lien senior secured loan	SR +	4.50%	03/2031	7,568	7,494	7,492	2.1%
Sitel Worldwide Corp.(5)	First lien senior secured loan	SR +	3.75%	08/2028	6,921	6,830	5,916	1.7%
Vestis Corp(6)	First lien senior secured loan	SR +	2.25%	02/2031	4,571	4,561	4,566	1.3%
VM Consolidated, Inc.(6)	First lien senior secured loan	SR +	2.75%	03/2028	2,100	2,091	2,107	0.6%
						64,366	63,978	18.3%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(5)(8)	First lien senior secured loan	SR +	4.75%	11/2027	7,451	$7,256	$7,434	2.1%
Axalta Coating Systems US Holdings Inc.(6)	First lien senior secured loan	SR +	2.00%	12/2029	5,117	5,118	5,121	1.5%
Blue Tree Holdings, Inc.(6)	First lien senior secured loan	SR +	2.50%	03/2028	3,954	3,923	3,938	1.1%
Cyanco Intermediate 2 Corp.(5)	First lien senior secured loan	SR +	4.75%	07/2028	5,117	5,055	5,132	1.5%
DCG Acquisition Corp.(5)	First lien senior secured loan	SR +	4.50%	09/2026	10,022	10,000	10,003	2.9%
H.B. Fuller Company(6)	First lien senior secured loan	SR +	2.00%	02/2030	1,741	1,739	1,742	0.5%
Ineos US Finance LLC(5)	First lien senior secured loan	SR +	3.75%	11/2027	2,970	2,888	2,971	0.8%
Ineos US Finance LLC(5)	First lien senior secured loan	SR +	3.50%	02/2030	3,477	3,445	3,473	1.0%
Ineos US Finance LLC(6)	First lien senior secured loan	SR +	3.75%	01/2031	4,000	3,963	4,003	1.1%
Ineos US Petrochem LLC(5)	First lien senior secured loan	SR +	3.75%	03/2030	5,975	5,934	5,956	1.7%
Nouryon Finance B.V.(5)	First lien senior secured loan	SR +	4.00%	04/2028	2,481	2,462	2,487	0.7%
Nouryon Finance B.V.(6)	First lien senior secured loan	SR +	4.00%	10/2025	7,766	7,711	7,778	2.2%

Windsor Holdings III LLC(6)	First lien senior secured loan	SR +	4.00%	08/2030	10,709	10,643	10,729	3.1%
						70,137	70,767	20.2%
Consumer products
HomeServe USA Holding Corp.(5)	First lien senior secured loan	SR +	3.00%	10/2030	5,500	$5,464	$5,513	1.6%

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

OCIC SLF LLC’s Portfolio as of March 31, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Olaplex, Inc.(5)	First lien senior secured loan	SR +	3.50%	02/2029	5,207	4,892	4,818	1.4%
						10,356	10,331	3.0%
Containers and packaging
Berlin Packaging L.L.C.(5)	First lien senior secured loan	SR +	3.75%	03/2028	12,470	$12,130	$12,478	3.6%
BW Holding, Inc.(6)	First lien senior secured loan	SR +	4.00%	12/2028	7,669	7,566	7,165	2.0%
Charter NEX US, Inc.(5)	First lien senior secured loan	SR +	3.50%	12/2027	4,916	4,885	4,924	1.4%
Plaze, Inc.(5)	First lien senior secured loan	SR +	3.75%	08/2026	6,842	6,681	6,722	1.9%
Pregis Topco LLC(5)	First lien senior secured loan	SR +	3.75%	07/2026	5,984	5,965	5,990	1.7%
ProAmpac PG Borrower LLC(6)	First lien senior secured loan	SR +	4.50%	11/2028	12,222	12,150	12,228	3.5%
Ring Container Technologies Group, LLC(5)	First lien senior secured loan	SR +	3.50%	08/2028	9,639	9,498	9,655	2.8%
SupplyOne, Inc.(6)(8)	First lien senior secured loan	SR +	4.25%	04/2031	7,357	7,284	7,320	2.1%
Tricorbraun Holdings, Inc.(5)	First lien senior secured loan	SR +	3.25%	03/2028	14,103	13,724	13,927	4.0%
						79,883	80,409	23.0%
Distribution
Aramsco, Inc.(6)	First lien senior secured loan	SR +	4.75%	10/2030	8,515	$8,350	$8,529	2.4%
Aramsco, Inc.(6)(9)	First lien senior secured delayed draw term loan	SR +	4.75%	10/2030	—	—	—	—%
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(5)	First lien senior secured loan	SR +	4.00%	01/2027	9,765	9,738	9,769	2.8%
Dealer Tire Financial, LLC(5)(8)	First lien senior secured loan	SR +	3.75%	12/2027	5,905	5,884	5,934	1.7%
Foundation Building Materials, Inc.(6)	First lien senior secured loan	SR +	4.00%	11/2028	8,523	8,439	8,552	2.5%
SRS Distribution, Inc.(5)	First lien senior secured loan	SR +	3.50%	06/2028	11,500	10,950	11,570	3.3%
White Cap Supply Holdings, LLC(5)	First lien senior secured loan	SR +	3.75%	10/2027	13,269	12,898	13,304	3.8%
						56,259	57,658	16.5%
Education
Renaissance Learning, Inc.(5)	First lien senior secured loan	SR +	4.25%	04/2030	11,459	$11,380	$11,474	3.3%
Severin Acquisition, LLC (dba Powerschool)(6)	First lien senior secured loan	SR +	3.00%	08/2025	8,438	8,361	8,450	2.4%
Sophia, L.P.(5)	First lien senior secured loan	SR +	3.50%	10/2029	12,664	12,540	12,712	3.6%
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(6)	First lien senior secured loan	SR +	4.50%	10/2030	8,641	8,611	8,671	2.5%
						40,892	41,307	11.8%
Energy equipment and services
AMG Advanced Metallurgical Group N.V(5)	First lien senior secured loan	SR +	3.50%	11/2028	3,421	$3,409	$3,402	1.0%
AZZ Inc.(5)	First lien senior secured loan	SR +	3.25%	05/2029	10,131	10,094	10,167	2.9%
Brookfield WEC Holdings Inc.(6)	First lien senior secured loan	SR +	2.75%	01/2031	11,690	11,640	11,673	3.3%
Calpine Construction Finance Company(5)	First lien senior secured loan	SR +	2.25%	07/2030	995	989	994	0.3%
Calpine Corporation(6)	First lien senior secured loan	SR +	2.00%	01/2031	5,123	5,105	5,090	1.5%
Pike Corp.(5)	First lien senior secured loan	SR +	3.00%	01/2028	5,300	5,219	5,314	1.5%
Rockwood Service Corp.(5)	First lien senior secured loan	SR +	4.25%	01/2027	6,449	6,436	6,463	1.8%
						42,892	43,103	12.3%
Financial services
Acuris Finance US, Inc. (ION Analytics) (6)	First lien senior secured loan	SR +	4.00%	02/2028	6,847	$6,747	$6,832	2.0%
AllSpring Buyer(6)	First lien senior secured loan	SR +	3.75%	11/2028	7,917	7,880	7,905	2.3%
Ascensus Holdings, Inc.(5)	First lien senior secured loan	SR +	3.50%	08/2028	2,992	2,971	2,977	0.9%
Boost Newco Borrower, LLC (dba WorldPay)(6)	First lien senior secured loan	SR +	3.00%	01/2031	12,000	11,946	12,032	3.4%
Citadel Securities, LP(6)	First lien senior secured loan	SR +	2.25%	07/2030	9,944	9,919	9,931	2.8%
Citco Funding LLC(6)	First lien senior secured loan	SR +	3.25%	04/2028	6,219	6,191	6,224	1.8%
Deerfield Dakota Holdings(6)	First lien senior secured loan	SR +	3.75%	04/2027	9,801	9,500	9,748	2.8%
Focus Financial Partners, LLC(6)	First lien senior secured loan	SR +	2.75%	06/2028	7,910	7,781	7,881	2.3%
Guggenheim Partners Investment Management Holdings, LLC(6)	First lien senior secured loan	SR +	3.25%	12/2029	4,938	4,863	4,953	1.4%
Harbourvest Partners, L.P.(6)(8)	First lien senior secured loan	SR +	2.50%	04/2030	2,494	2,473	2,494	0.6%

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

OCIC SLF LLC’s Portfolio as of March 31, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Jane Street Group, LLC(6)	First lien senior secured loan	SR +	2.50%	01/2028	4,471	4,456	4,472	1.3%
Janus International Group, LLC(6)	First lien senior secured loan	SR +	3.25%	08/2030	4,975	4,948	4,989	1.4%
Kestra Advisor Services Holdings A Inc(6)	First lien senior secured loan	SR +	4.00%	03/2031	6,571	6,556	6,583	1.9%
MARINER WEALTH ADVISORS, LLC(6)(8)	First lien senior secured loan	SR +	3.25%	08/2028	1,578	1,578	1,578	0.5%
OneDigital Borrower LLC(5)	First lien senior secured loan	SR +	4.25%	11/2027	5,896	5,900	5,889	1.7%
Saphilux S.a.r.L (dba IQ EQ)(6)(8)	First lien senior secured loan	SR +	4.00%	07/2028	10,474	10,366	10,500	3.0%
Teneo Holdings LLC(5)	First lien senior secured loan	SR +	4.75%	03/2031	12,875	12,746	12,892	3.7%
TMF Sapphire Bidco B.V.(6)	First lien senior secured loan	SR +	4.00%	05/2028	2,494	2,454	2,498	0.7%
USI, Inc.(6)	First lien senior secured loan	SR +	3.25%	09/2030	3,295	3,288	3,296	0.9%
						122,563	123,674	35.4%
Food and beverage
1011778 BC / NEW RED FIN (dba Restaurant Brands)(5)	First lien senior secured loan	SR +	2.25%	09/2030	2,993	$2,980	$2,990	0.9%
AI Aqua Merger Sub, Inc. (dba Culligan International)(5)	First lien senior secured loan	SR +	3.75%	07/2028	4,565	4,552	4,570	1.3%
AI Aqua Merger Sub, Inc. (dba Culligan International)(6)(9)(10)	First lien senior secured delayed draw term loan	SR +	4.25%	07/2028	7,179	6,953	7,188	2.1%
Aramark Services, Inc.(6)	First lien senior secured loan	SR +	2.00%	06/2030	1,985	1,970	1,984	0.6%
Aspire Bakeries Holdings, LLC(5)	First lien senior secured loan	SR +	4.25%	12/2030	5,000	4,952	5,009	1.4%
Balrog Acquisition, Inc. (dba Bakemark)(5)	First lien senior secured loan	SR +	4.00%	09/2028	10,846	10,735	10,824	3.1%
Fiesta Purchaser, Inc. (dba Shearer's Foods)(5)	First lien senior secured loan	SR +	4.00%	02/2031	8,498	8,426	8,507	2.4%
IRB Holding Corp (dba Inspire Brands, Inc.)(6)	First lien senior secured loan	SR +	2.75%	12/2027	1,723	1,724	1,723	0.5%
Pegasus BidCo B.V.(6)(8)	First lien senior secured loan	SR +	3.75%	07/2029	12,409	11,988	12,409	3.5%
Simply Good Foods USA, Inc.(5)	First lien senior secured loan	SR +	2.50%	03/2027	2,857	2,839	2,851	0.8%
Utz Quality Foods, LLC(6)	First lien senior secured loan	SR +	3.00%	01/2028	2,105	2,106	2,108	0.6%
Whatabrands LLC (dba Whataburger Restaurants LLC)(6)	First lien senior secured loan	SR +	3.25%	08/2028	1,995	1,991	1,995	0.6%
						61,216	62,158	17.8%
Healthcare equipment and services
Confluent Medical Technologies, Inc.(6)(8)	First lien senior secured loan	SR +	3.75%	02/2029	9,664	$9,547	$9,664	2.8%
Curium BidCo S.A.R.L (dba Curium Pharma)(6)(8)	First lien senior secured loan	SR +	4.50%	07/2029	8,027	8,022	8,027	2.2%
Dermatology Intermediate Holdings III, Inc.(6)	First lien senior secured loan	SR +	4.25%	03/2029	13,881	13,730	13,541	3.9%
Medline Borrower, LP(5)	First lien senior secured loan	SR +	3.00%	10/2028	3,878	3,473	3,887	1.1%
Natus Medical, Inc.(6)(8)	First lien senior secured loan	SR +	5.50%	07/2029	4,444	4,174	4,155	1.2%
Nexstar Broadcasting, Inc.(5)	First lien senior secured loan	SR +	2.50%	09/2026	4,300	4,302	4,299	1.2%
Resonetics, LLC(6)	First lien senior secured loan	SR +	4.00%	04/2028	8,571	8,504	8,571	2.5%
Zest Acquisition Corp.(5)(8)	First lien senior secured loan	SR +	5.50%	02/2028	9,415	9,169	9,344	2.7%
						60,921	61,488	17.6%
Healthcare providers and services
Covetrus, Inc.(6)	First lien senior secured loan	SR +	5.00%	10/2029	9,405	$8,925	$9,409	2.7%
HAH Group Holding Company LLC (dba Help at Home)(5)(8)	First lien senior secured loan	SR +	5.00%	10/2027	3,790	3,762	3,790	1.1%
HAH Group Holding Company LLC (dba Help at Home)(5)(8)	First lien senior secured loan	SR +	5.00%	10/2027	7,450	7,425	7,413	2.1%
Inception Finco S.à.r.l (dba IVI RMA)(6)	First lien senior secured loan	SR +	4.50%	03/2031	5,571	5,545	5,565	1.6%
Inizio Group Limited (dba UDG Healthcare)(6)	First lien senior secured loan	SR +	4.25%	08/2028	4,731	4,691	4,719	1.3%
LSCS Holdings, Inc.(5)	First lien senior secured loan	SR +	4.50%	12/2028	9,829	9,655	9,657	2.8%
Pacific Dental Services, LLC(6)(8)	First lien senior secured loan	SR +	3.25%	03/2031	7,786	7,767	7,766	2.2%
Pediatric Associates Holding Company, LLC(5)(8)	First lien senior secured loan	SR +	4.50%	12/2028	3,013	2,871	2,742	0.8%
Pediatric Associates Holding Company, LLC(5)(8)	First lien senior secured loan	SR +	3.25%	12/2028	7,858	7,508	6,935	2.0%

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

OCIC SLF LLC’s Portfolio as of March 31, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Phoenix Guarantor Inc(6)	First lien senior secured loan	SR +	3.25%	02/2031	14,672	14,529	14,473	4.1%
Phoenix Newco, Inc. (dba Parexel)(5)	First lien senior secured loan	SR +	3.25%	11/2028	7,350	7,147	7,364	2.1%
Physician Partners, LLC(6)	First lien senior secured loan	SR +	4.00%	12/2028	11,819	11,289	8,762	2.5%
Select Medical Corp.(5)	First lien senior secured loan	SR +	3.00%	03/2027	2,872	2,860	2,874	0.8%
Surgery Center Holdings, Inc.(5)	First lien senior secured loan	SR +	3.50%	12/2030	3,416	3,397	3,430	1.0%
Team Services Group, LLC(7)	First lien senior secured loan	SR +	5.00%	12/2027	6,227	6,197	6,212	1.8%
						103,568	101,111	28.9%
Healthcare technology
Bracket Intermediate Holding Corp.(6)	First lien senior secured loan	SR +	5.00%	05/2028	9,811	$9,678	$9,825	2.8%
Cotiviti, Inc.(6)	First lien senior secured loan	SR +	3.25%	03/2031	7,333	7,298	7,321	2.1%
Ensemble RCM, LLC(6)	First lien senior secured loan	SR +	3.00%	08/2029	6,649	6,619	6,661	1.9%
Gainwell Acquisition Corp.(6)	First lien senior secured loan	SR +	4.00%	10/2027	2,305	2,251	2,201	0.6%
GHX Ultimate Parent Corporation (dba Global Healthcare Exchange)(6)(8)	First lien senior secured loan	SR +	4.00%	06/2027	5,970	5,924	6,000	1.8%
Imprivata, Inc.(6)(8)	First lien senior secured loan	SR +	4.25%	12/2027	9,640	9,497	9,645	2.8%
Imprivata, Inc.(6)(8)	First lien senior secured loan	SR +	3.50%	12/2027	8,875	8,875	8,875	2.5%
IQVIA, Inc.(6)	First lien senior secured loan	SR +	2.00%	01/2031	2,106	2,107	2,114	0.6%
PointClickCare Technologies Inc.(6)	First lien senior secured loan	SR +	3.00%	12/2027	1,980	1,955	1,982	0.6%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(5)	First lien senior secured loan	SR +	3.50%	03/2028	7,459	7,427	7,445	2.1%
R1 RCM Inc.(5)	First lien senior secured loan	SR +	3.00%	06/2029	6,770	6,714	6,785	1.9%
Waystar Technologies, Inc. (F/K/A Navicure, Inc.)(5)	First lien senior secured loan	SR +	4.00%	10/2029	3,486	3,485	3,492	1.0%
Zelis Cost Management Buyer, Inc.(5)	First lien senior secured loan	SR +	2.75%	09/2029	12,403	12,354	12,395	3.5%
						84,184	84,741	24.2%
Household products
Samsonite International S.A.(5)	First lien senior secured loan	SR +	2.75%	06/2030	1,985	$1,976	$1,989	0.6%
						1,976	1,989	0.6%
Human resource support services
AQ Carver Buyer, Inc. (dba CoAdvantage)(6)	First lien senior secured loan	SR +	5.50%	08/2029	7,560	$7,515	$7,568	2.2%
iSolved, Inc.(5)	First lien senior secured loan	SR +	4.00%	10/2030	6,234	6,175	6,262	1.8%
UKG Inc.(6)	First lien senior secured loan	SR +	3.50%	02/2031	9,540	9,532	9,586	2.7%
						23,222	23,416	6.7%
Infrastructure and environmental services
Madison IAQ, LLC(5)	First lien senior secured loan	SR +	3.25%	06/2028	5,604	$5,523	$5,592	1.6%
Osmose Utilities Services, Inc.(5)	First lien senior secured loan	SR +	3.25%	06/2028	7,014	6,616	6,909	2.0%
						12,139	12,501	3.6%
Insurance
Acrisure, LLC(5)	First lien senior secured loan	SR +	4.25%	02/2027	1,995	$2,006	$1,997	0.6%
Acrisure, LLC(5)	First lien senior secured loan	SR +	4.50%	12/2030	9,199	8,865	9,222	2.7%
AssuredPartners, Inc.(5)	First lien senior secured loan	SR +	3.50%	02/2031	11,679	11,534	11,686	3.3%
Broadstreet Partners, Inc.(5)	First lien senior secured loan	SR +	3.75%	01/2029	7,474	7,441	7,489	2.1%
Hub International(6)	First lien senior secured loan	SR +	3.25%	06/2030	6,990	6,995	6,991	2.0%
Hyperion Refinance S.a.r.l (dba Howden Group)(5)	First lien senior secured loan	SR +	4.00%	04/2030	3,960	3,817	3,972	1.1%
Hyperion Refinance S.a.r.l (dba Howden Group)(5)	First lien senior secured loan	SR +	3.50%	02/2031	10,224	10,175	10,225	2.9%
IMA Financial Group, Inc.(5)	First lien senior secured loan	SR +	3.75%	11/2028	5,691	5,672	5,696	1.6%

Truist Insurance Holdings, LLC(6)	First lien senior secured loan	SR +	3.25%	03/2031	7,357	7,339	7,345	2.2%
						63,844	64,623	18.5%
Internet software and services
Applied Systems, Inc.(6)	First lien senior secured loan	SR +	3.50%	02/2031	3,000	$2,997	$3,017	0.9%
Barracuda Parent, LLC(6)	First lien senior secured loan	SR +	4.50%	08/2029	10,468	10,107	10,397	3.0%

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

OCIC SLF LLC’s Portfolio as of March 31, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Cloud Software Group, Inc.(6)(8)	First lien senior secured loan	SR +	4.50%	03/2031	8,211	8,150	8,169	2.3%
Cloud Software Group, Inc.(6)	First lien senior secured loan	SR +	4.50%	03/2029	4,975	4,761	4,948	1.4%
Dayforce Inc(6)(8)	First lien senior secured loan	SR +	2.50%	03/2031	7,685	7,667	7,665	2.2%
Delta TopCo, Inc. (dba Infoblox, Inc.)(7)	First lien senior secured loan	SR +	3.75%	12/2027	12,338	11,694	12,344	3.5%
E2open, LLC(5)	First lien senior secured loan	SR +	3.50%	02/2028	8,318	8,225	8,317	2.4%
Idera, Inc.(6)	First lien senior secured loan	SR +	3.75%	03/2028	9,258	9,103	9,208	2.6%
Infinite Bidco LLC(6)	First lien senior secured loan	SR +	3.75%	03/2028	5,056	4,921	4,976	1.3%
McAfee Corp.(5)	First lien senior secured loan	SR +	3.75%	03/2029	6,246	6,015	6,239	1.8%
MeridianLink, Inc.(6)	First lien senior secured loan	SR +	3.00%	11/2028	4,819	4,803	4,814	1.4%
Mitnick Corporate Purchaser, Inc.(6)	First lien senior secured loan	SR +	4.50%	05/2029	7,862	7,420	7,508	2.1%
Perforce Software, Inc.(5)	First lien senior secured loan	SR +	3.75%	07/2026	4,951	4,771	4,896	1.4%
Project Alpha Intermediate Holding, Inc. (dba Qlik)(6)	First lien senior secured loan	SR +	4.75%	10/2030	10,000	9,856	10,047	2.9%
Project Sky Merger Sub, Inc.(6)	First lien senior secured loan	SR +	3.75%	10/2028	4,494	4,470	4,471	1.3%
Proofpoint, Inc.(5)	First lien senior secured loan	SR +	3.25%	08/2028	15,003	15,003	15,003	4.3%
Quartz Acquireco, LLC (dba Qualtrics)(6)	First lien senior secured loan	SR +	3.50%	06/2030	7,010	6,971	7,019	2.0%
SONICWALL US Holdings, Inc.(6)	First lien senior secured loan	SR +	5.00%	05/2028	9,000	8,714	8,922	2.7%
Sophos Holdings, LLC(5)	First lien senior secured loan	SR +	3.50%	03/2027	10,411	10,265	10,424	3.0%
The Dun & Bradstreet Corporation(5)	First lien senior secured loan	SR +	2.75%	01/2029	4,427	4,428	4,426	1.3%
UST Holdings, Ltd.(5)	First lien senior secured loan	SR +	3.50%	11/2028	8,516	8,496	8,469	2.4%
Vertiv Group Corp.(5)	First lien senior secured loan	SR +	2.50%	03/2027	517	518	518	0.1%
VS Buyer LLC(6)	First lien senior secured loan	SR +	3.25%	02/2027	2,961	2,961	2,960	0.8%
Webpros Luxembourg Sarl(6)(8)	First lien senior secured loan	SR +	4.00%	03/2031	6,857	6,840	6,840	2.0%
						169,156	171,597	49.1%
Investment funds and vehicle
Finco I, LLC(6)	First lien senior secured loan	SR +	3.00%	06/2029	4,970	$4,966	$4,975	1.4%
First Eagle Investments Management LLC(6)	First lien senior secured loan	SR +	3.00%	02/2029	6,554	6,457	6,480	1.9%
						11,423	11,455	3.3%
Leisure and entertainment
Delta 2 (Lux) SARL (dba Formula One)(6)	First lien senior secured loan	SR +	2.25%	01/2030	1,500	$1,497	$1,500	0.4%
						1,497	1,500	0.4%
Manufacturing
Altar Bidco, Inc.(7)	First lien senior secured loan	SR +	3.10%	02/2029	4,703	$4,526	$4,694	1.3%
Chariot Buyer LLC (dba Chamberlain Group)(5)	First lien senior secured loan	SR +	3.75%	11/2028	6,000	5,977	6,008	1.7%
Columbus McKinnon Corp.(6)(8)	First lien senior secured loan	SR +	2.50%	05/2028	444	442	445	0.1%
DXP Enterprises, Inc.(7)	First lien senior secured loan	SR +	4.75%	10/2030	10,382	10,228	10,375	3.1%
Engineered Machinery Holdings, Inc. (dba Duravant)(6)	First lien senior secured loan	SR +	3.75%	05/2028	11,508	11,431	11,460	3.3%
Entegris, Inc.(5)	First lien senior secured loan	SR +	2.50%	07/2029	1,592	1,593	1,592	0.5%
Filtration Group Corporation(5)	First lien senior secured loan	SR +	4.25%	10/2028	7,950	7,932	7,969	2.3%
Gates Global LLC(5)	First lien senior secured loan	SR +	3.00%	11/2029	1,980	1,955	1,985	0.6%
Pro Mach Group, Inc.(5)	First lien senior secured loan	SR +	3.75%	08/2028	14,420	14,046	14,464	4.1%
Refficiency Holdings, LLC (dba Legence)(5)	First lien senior secured loan	SR +	3.50%	12/2027	8,552	8,521	8,550	2.4%
STS Operating, Inc.(6)	First lien senior secured loan	SR +	4.00%	03/2031	9,571	9,525	9,590	2.7%
Summit Materials, LLC(6)	First lien senior secured loan	SR +	2.50%	01/2029	4,339	4,329	4,358	1.2%
Watlow Electric Manufacturing Company(6)	First lien senior secured loan	SR +	3.75%	03/2028	10,357	10,243	10,371	3.0%
Zekelman Industries Inc. (dba Zekelman Industries)(6)	First lien senior secured loan	SR +	2.25%	01/2031	9,217	9,194	9,218	2.6%
						99,942	101,079	28.9%
Pharmaceuticals
Fortrea Holdings Inc.(5)	First lien senior secured loan	SR +	3.75%	07/2030	5,386	$5,368	$5,399	1.5%
						5,368	5,399	1.5%

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

OCIC SLF LLC’s Portfolio as of March 31, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Professional services
Apex Group Treasury, LLC(6)	First lien senior secured loan	SR +	3.75%	07/2028	4,875	$4,724	$4,865	1.4%
Apex Group Treasury, LLC(6)(8)	First lien senior secured loan	SR +	5.00%	07/2028	7,213	7,004	7,213	2.1%
Arsenal AIC Parent, LLC (dba Arconic)(6)	First lien senior secured loan	SR +	3.75%	08/2030	7,220	7,192	7,237	2.0%
Camelot U.S. Acquisition 1 Co.(6)	First lien senior secured loan	SR +	2.75%	01/2031	7,180	7,165	7,175	2.1%
Corporation Service Company(5)	First lien senior secured loan	SR +	2.75%	11/2029	1,656	1,653	1,658	0.5%
Element Solutions, Inc.(6)	First lien senior secured loan	SR +	2.00%	12/2030	1,995	1,992	1,995	0.6%
Genuine Financial Holdings, LLC(5)	First lien senior secured loan	SR +	4.00%	09/2030	9,197	9,105	9,123	2.6%
Omnia Partners, LLC(6)	First lien senior secured loan	SR +	4.25%	07/2030	9,191	9,180	9,226	2.5%
Red Ventures, LLC(6)	First lien senior secured loan	SR +	3.00%	03/2030	2,327	2,306	2,315	0.7%
Skopima Merger Sub Inc.(5)	First lien senior secured loan	SR +	4.00%	05/2028	5,702	5,475	5,672	1.6%
Sovos Compliance, LLC(5)	First lien senior secured loan	SR +	4.50%	08/2028	13,406	13,079	13,271	3.8%
Thevelia (US) LLC (dba Tricor)(6)	First lien senior secured loan	SR +	3.75%	06/2029	2,993	2,993	2,994	0.9%
Vistage Worldwide, Inc.(6)	First lien senior secured loan	SR +	4.75%	07/2029	9,751	9,616	9,727	2.8%
						81,484	82,471	23.6%
Telecommunications
Cable One, Inc.(5)	First lien senior secured loan	SR +	2.00%	05/2028	4,767	$4,755	$4,718	1.3%
Ciena Corp.(5)	First lien senior secured loan	SR +	2.00%	10/2030	2,988	2,981	2,991	0.9%
Cogeco Communications (USA) II L.P.(5)	First lien senior secured loan	SR +	2.50%	09/2028	4,458	4,412	4,341	1.2%
Zayo Group Holdings, Inc.(5)	First lien senior secured loan	SR +	4.33%	03/2027	9,800	8,036	8,733	2.5%
						20,184	20,783	5.9%
Transportation
Echo Global Logistics, Inc.(5)	First lien senior secured loan	SR +	3.50%	11/2028	3,629	$3,575	$3,571	1.0%
KKR Apple Bidco, LLC(6)	First lien senior secured loan	SR +	3.50%	09/2028	2,192	2,189	2,197	0.6%
Uber Technologies, Inc.(6)	First lien senior secured loan	SR +	2.75%	03/2030	1,577	1,573	1,583	0.5%
						7,337	7,351	2.1%
Total Debt Investments						$1,483,924	$1,494,749	427.5%
Total Investments						$1,483,924	$1,494,749	427.5%
________________
(1)Unless otherwise indicated, OCIC SLF’s investments are pledged as collateral supporting the amounts outstanding under OCIC SLF’s Debt Facilities.
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
(5)The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2024 was 5.33%.
(6)The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2024 was 5.30%.
(7)The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2024 was 5.22%.
(8)Level 3 investment.
(9)Position or portion thereof is an unfunded loan commitment.
(10)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Blue Owl Credit Income Senior Loan Fund’s Portfolio as of December 31, 2023 (Amounts in thousands)
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

Blue Owl Credit Income Senior Loan Fund’s Portfolio as of December 31, 2023 (Amounts in thousands)
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

Blue Owl Credit Income Senior Loan Fund’s Portfolio as of December 31, 2023 (Amounts in thousands)
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

Blue Owl Credit Income Senior Loan Fund’s Portfolio as of December 31, 2023 (Amounts in thousands)
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Blue Owl Credit Income Senior Loan Fund’s Portfolio as of December 31, 2023 (Amounts in thousands)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
IMA Financial Group, Inc.(5)(8)	First lien senior secured loan	SR +	3.75%	11/2028	5,968	5,938	5,953	2.0%
						42,106	42,953	14.2%
Internet software and services
Aptean, Inc.(5)	First lien senior secured loan	SR +	4.25%	04/2026	2,136	$2,128	$2,129	0.7%
Barracuda Parent, LLC(6)	First lien senior secured loan	SR +	4.50%	08/2029	10,494	10,095	10,219	3.4%
Boxer Parent Company Inc.(5)	First lien senior secured loan	SR +	3.75%	10/2025	—	—	—	—%
Cloud Software Group, Inc.(6)	First lien senior secured loan	SR +	4.50%	03/2029	4,987	4,764	4,862	1.6%
DCert Buyer, Inc.(5)	First lien senior secured loan	SR +	4.00%	10/2026	7,206	7,171	7,131	2.4%
Delta TopCo, Inc. (dba Infoblox, Inc.)(7)	First lien senior secured loan	SR +	3.75%	12/2027	13,147	12,393	13,114	4.3%
Dun & Bradstreet Corporation, The(5)	First lien senior secured loan	SR +	2.75%	02/2026	995	995	996	0.3%
E2open, LLC(5)	First lien senior secured loan	SR +	3.50%	02/2028	8,340	8,238	8,338	2.8%
Idera, Inc.(6)	First lien senior secured loan	SR +	3.75%	03/2028	6,518	6,360	6,476	2.1%
Infinite Bidco LLC(6)	First lien senior secured loan	SR +	3.75%	03/2028	3,568	3,464	3,464	1.1%
McAfee Corp.(5)	First lien senior secured loan	SR +	3.75%	03/2029	6,261	6,021	6,218	2.1%
MeridianLink, Inc.(6)	First lien senior secured loan	SR +	3.00%	11/2028	7,475	7,445	7,467	2.5%
Mitnick Corporate Purchaser, Inc.(6)	First lien senior secured loan	SR +	4.50%	05/2029	7,882	7,421	7,434	2.5%
Perforce Software, Inc.(5)	First lien senior secured loan	SR +	3.75%	07/2026	4,964	4,765	4,902	1.6%
Project Alpha Intermediate Holding, Inc.(5)	First lien senior secured loan	SR +	4.75%	10/2030	8,000	7,843	8,026	2.7%
Project Sky Merger Sub, Inc.(6)	First lien senior secured loan	SR +	3.75%	10/2028	2,500	2,476	2,472	0.8%
Quartz Acquireco, LLC (dba Qualtrics AcquireCo, LLC)(5)(8)	First lien senior secured loan	SR +	3.50%	06/2030	3,990	3,952	3,960	1.3%
SONICWALL US Holdings, Inc.(6)	First lien senior secured loan	SR +	5.00%	05/2028	9,000	8,700	8,888	2.8%
Sophos Holdings, LLC(5)	First lien senior secured loan	SR +	3.50%	03/2027	10,438	10,263	10,451	3.3%
UST Holdings, Ltd.(5)(8)	First lien senior secured loan	SR +	3.50%	11/2028	8,538	8,515	8,389	2.8%
Vertiv Group Corp.(5)	First lien senior secured loan	SR +	2.50%	03/2027	1,516	1,516	1,521	0.5%
VS Buyer LLC(6)	First lien senior secured loan	SR +	3.25%	02/2027	2,969	2,969	2,973	1.0%
						127,494	129,430	42.6%
Investment funds and vehicle
Finco I, LLC(6)	First lien senior secured loan	SR +	3.00%	06/2029	3,982	$3,971	$3,994	1.3%
						3,971	3,994	1.3%
Leisure and entertainment
Delta 2 (Lux) SARL (dba Formula One)(6)	First lien senior secured loan	SR +	2.25%	01/2030	3,000	$2,983	$3,006	1.0%
						2,983	3,006	1.0%
Manufacturing
Altar Bidco, Inc.(7)	First lien senior secured loan	SR +	3.10%	02/2029	4,715	$4,530	$4,702	1.6%
Columbus McKinnon Corp.(6)	First lien senior secured loan	SR +	2.75%	05/2028	463	460	463	0.2%
DXP Enterprises, Inc.(7)(8)	First lien senior secured loan	SR +	4.75%	10/2030	10,408	10,254	10,382	3.4%
EMRLD Borrower LP (dba Emerson Climate Technologies, Inc.)(5)	First lien senior secured loan	SR +	3.00%	05/2030	9,345	9,257	9,372	3.1%
Engineered Machinery Holdings, Inc. (dba Duravant)(6)	First lien senior secured loan	SR +	3.50%	05/2028	7,538	7,485	7,474	2.5%
Entegris, Inc.(5)	First lien senior secured loan	SR +	2.50%	07/2029	1,620	1,620	1,625	0.5%
Filtration Group Corporation(5)	First lien senior secured loan	SR +	4.25%	10/2028	3,970	3,933	3,983	1.3%
Gates Global LLC(5)	First lien senior secured loan	SR +	3.00%	11/2029	2,972	2,920	2,979	1.0%
Pro Mach Group, Inc.(5)	First lien senior secured loan	SR +	4.00%	08/2028	10,440	10,214	10,460	3.3%
Pro Mach Group, Inc.(5)(8)	First lien senior secured loan	SR +	5.00%	08/2028	3,980	3,807	4,000	1.3%
Refficiency Holdings, LLC (dba Legence)(5)	First lien senior secured loan	SR +	3.50%	12/2027	7,574	7,541	7,572	2.4%
Summit Materials, LLC(6)	First lien senior secured loan	SR +	2.50%	11/2028	4,339	4,328	4,352	1.4%
Watlow Electric Manufacturing Company(6)	First lien senior secured loan	SR +	3.75%	03/2028	10,558	10,433	10,541	3.5%
						76,782	77,905	25.5%

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Blue Owl Credit Income Senior Loan Fund’s Portfolio as of December 31, 2023 (Amounts in thousands)
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

Below is selected balance sheet information for OCIC SLF as of the following periods:

($ in thousands)	March 31, 2024	December 31, 2023
Assets
Investments at fair value (amortized cost of $1,483,924 and $1,133,987, respectively)	$1,494,749	$1,147,314
Cash	167,023	102,559
Interest receivable	5,699	4,160
Receivable due on investments sold	39,231	14,593
Total Assets	$1,706,702	$1,268,626
Liabilities
Debt (net of unamortized debt issuance costs of $10,421 and $8,292, respectively)	$1,121,775	$861,928
Payable for investments purchased	196,697	73,821
Interest payable	25,500	10,260
Distribution payable	11,905	9,546
Accrued expenses and other liabilities	1,041	567
Total Liabilities	$1,356,918	$956,122
Members’ Equity
Members’ Equity	349,784	312,504
Total Members’ Equity	349,784	312,504
Total Liabilities and Members’ Equity	$1,706,702	$1,268,626
Below is selected statement of operations information for OCIC SLF as of the following periods:

	For the Three Months Ended March 31,
	2024	2023
Investment Income
Interest income	$31,768	$13,181
Total Investment Income	31,768	13,181
Operating Expenses
Interest expense	19,305	5,894
Professional fees	130	190
Other general and administrative	303	129
Total Operating Expenses	19,738	6,213
Net Investment Income	$12,030	$6,968
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	(2,502)	3,663
Net realized gain (loss) on investments	(343)	14
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	(2,845)	3,677
Net Increase in Members’ Equity Resulting from Operations	$9,185	$10,645

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Note 5. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 208% and 209% as of March 31, 2024 and December 31, 2023, respectively.

Debt obligations consisted of the following as of the following periods:

	March 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$1,945,000	$1,026,111	$918,889	$1,010,177
SPV Asset Facility I	525,000	200,000	128,816	194,067
SPV Asset Facility II	1,800,000	995,000	637,604	988,398
SPV Asset Facility III	1,000,000	622,000	159,313	613,501
SPV Asset Facility IV	500,000	200,000	96,731	196,396
SPV Asset Facility V	300,000	200,000	40,176	197,183
SPV Asset Facility VI	750,000	350,000	75,300	343,145
CLO VIII	290,000	290,000	—	287,955
CLO XI	260,000	260,000	—	258,185
CLO XII	260,000	260,000	—	258,049
CLO XV	312,000	312,000	—	309,194
CLO XVI	420,000	420,000	—	417,528
March 2025 Notes	500,000	500,000	—	496,928
September 2026 Notes	350,000	350,000	—	345,100
February 2027 Notes	500,000	500,000	—	497,220
September 2027 Notes(4)	600,000	600,000	—	589,386
June 2028 Notes(4)	650,000	650,000	—	640,716
January 2029 Notes(4)	550,000	550,000	—	536,981
March 2031 Notes(4)	750,000	750,000	—	721,719
Total Debt	$12,262,000	$9,035,111	$2,056,829	$8,901,828

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying values of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, SPV Asset Facility V, SPV Asset Facility VI, CLO VIII, CLO XI, CLO XII, CLO XV, CLO XVI, March 2025 Notes, September 2026 Notes, February 2027 Notes, September 2027 Notes, June 2028 Notes, January 2029 Notes, and March 2031 Notes are presented net of unamortized debt issuance costs of $15.9 million, $5.9 million, $6.6 million, $8.5 million, $3.6 million, $2.8 million, $6.9 million, $2.0 million, $1.8 million, $2.0 million, $2.8 million, $2.5 million, $3.0 million, $4.9 million, $2.8 million, $6.5 million, $9.5 million, $13.2 million, and $21.0 million, respectively.
(3)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
(4)The carrying value is inclusive of change in fair market value of effective hedge.

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
(4)The carrying value is inclusive of change in fair market value of effective hedge.

The below table represents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Interest expense	$158,509	$86,574
Amortization of debt issuance costs	6,281	3,697
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items(1)	4,626	(676)
Total Interest Expense	$169,416	$89,595
Average interest rate	7.6%	6.2%
Average daily borrowings	$8,255,253	$5,579,502

(1)Refer to the September 2027, June 2028, January 2029, and March 2031 Notes for details on the facilities’ interest rate swaps.
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
The maximum principal amount of the Revolving Credit Facility is $2.00 billion (increased from $1.95 billion to $2.00 billion on May 8, 2024), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $2.84 billion through the Company’s exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
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
SPV Asset Facility II
On October 5, 2021 (the “SPV Asset Facility II Closing Date”), Core Income Funding II LLC (“Core Income Funding II”), a Delaware limited liability company and our newly formed subsidiary entered into a loan and financing and servicing agreement (as amended through the date hereof, the “SPV Asset Facility II”), with Core Income Funding II, as borrower, us, as equityholder and service provider, the lenders from time to time parties thereto (the “SPV Asset Facility II Lenders”), Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as collateral agent, and Alter Domus (US) LLC as collateral custodian. The following describes the terms of the SPV Asset Facility II as amended through March 7, 2024 (the “SPV Asset Facility II Seventh Amendment Date”).
From time to time, the Company expects to sell and contribute certain loan assets to Core Income Funding II pursuant to a Sale and Contribution Agreement by and between the Company and Core Income Funding II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by Core Income Funding II, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Core Income Funding II through our ownership of Core Income Funding II. The maximum principal amount of the SPV Asset Facility II is $1.80 billion; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Core Income Funding II’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits and collateral quality tests.
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
Amounts drawn in U.S. dollars are benchmarked to Daily SOFR, amounts drawn in British pounds are benchmarked to SONIA plus an adjustment of 0.12%, amounts drawn in Canadian dollars are benchmarked to CDOR, and amounts drawn in Euros are benchmarked to EURIBOR, and in each case plus a spread equal to the Applicable Margin. As of the SPV Asset Facility III First Amendment Date, the “SPV Asset Facility III Applicable Margin” ranges from 1.75% to 2.60% depending on the composition of the collateral. The SPV Asset Facility III also allows for amounts drawn in U.S. dollars to bear interest at an alternate base rate without a spread.
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
SPV Asset Facility VI
On August 29, 2023 (the “SPV Asset Facility VI Closing Date”), Core Income Funding VI LLC (“Core Income Funding VI”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Credit Agreement (the “SPV Asset Facility VI”), with Core Income Funding VI LLC, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility VI Lenders”), The Bank of Nova Scotia, as Administrative Agent, State Street Bank and Trust Company as Collateral Agent and Alter Domus (US) LLC as Document Custodian. On March 1, 2024 (the “SPV Asset Facility VI First Amendment Date”), the parties to the SPV Asset Facility VI entered into Amendment No. 1 (the “SPV Asset Facility VI Amendment No. 1”) in order to, among other changes, convert a portion of the existing revolver availability into term loan availability, modify the eligibility criteria and concentration limitations for the assets that are included in the borrowing base calculations under the SPV Asset Facility VI. On the SPV Asset Facility VI First Amendment Date, the Company also consented to the assignment of the term commitment under the SPV Asset Facility VI, and all of the outstanding term loans, to Hamburg Commercial Bank AG, Luxembourg Branch.
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
The CLO VIII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO VIII Closing Date (the “CLO VIII Indenture”), by and among the CLO VIII Issuer and State Street Bank and Trust Company: (i) $152.0 million of AAA(sf) Class A-T Notes, which bear interest at three-month term SOFR plus 2.50%, (ii) $46.0 million of AAA(sf) Class A-F Notes, which bear interest at 6.02%, (iii) $32.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.50% and (iv) $30.0 million of A(sf) Class C Notes, which bear interest at 4.90% (together, the “CLO VIII Secured Notes”) and (B) the borrowing by the CLO VIII Issuer of $30.0 million under floating rate Class A-L loans (the “Class A-L Loans” and together with the CLO VIII Secured Notes, the “CLO VIII Debt”). The Class A-L Loans bear interest at three-month term SOFR plus 2.50%. The Class A-L Loans were borrowed under a loan agreement (the “A-L Loan Agreement”), dated as of the CLO VIII Closing Date, by and among the CLO VIII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO VIII Debt is secured by middle market loans, participation interests in middle market loans and other assets of the CLO VIII Issuer. The CLO VIII Debt is scheduled to mature on the Payment Date (as defined in the CLO VIII Indenture) in November, 2034. The CLO VIII Secured Notes were privately placed by Natixis Securities Americas LLC as placement agent.
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
The CLO XI Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO XI Closing Date (the “CLO XI Indenture”), by and among the CLO XI Issuer and State Street Bank and Trust Company: (i) $152.5 million of AAA(sf) Class A-1T Notes, which bear interest at three-month term SOFR plus 2.50%, (ii) $25.5 million of AAA(sf) Class A-1F Notes, which bear interest at 6.10% and (iii) $32.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.60% (together, the “CLO XI Secured Notes”) and (B) the borrowing by the Issuer of $50.0 million under floating rate Class A-1L loans (the “CLO XI Class A-1L Loans” and together with the CLO XI Secured Notes, the “CLO XI Debt”). The CLO XI Class A-1L Loans bear interest at three-month term SOFR plus 2.50%. The CLO XI Class A-1L Loans were borrowed under a loan agreement (the “CLO XI A-1L Loan Agreement”), dated as of the CLO XI Closing Date, by and among the CLO XI Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XI Debt is secured by middle market loans, participation interests in middle market loans and other assets of the Issuer. The CLO XI Debt is scheduled to mature on the Payment Date (as defined in the CLO XI Indenture) in May, 2035. The CLO XI Secured Notes were privately placed by SMBC Nikko Securities America, Inc. as Initial Purchaser.
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
The CLO XII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO XII Closing Date (the “CLO XII Indenture”), by and among the CLO XII Issuer and State Street Bank and Trust Company: (i) $90.0 million of AAA(sf) Class A-1A Notes, which bear interest at three-month term SOFR plus 2.55%, (ii) $22.0 million of AAA(sf) Class A-1B Notes, which bear interest at 6.37%, (iii) $8.0 million of AAA(sf) Class A-2 Notes, which bear interest at three-month term SOFR plus 3.10% and (iv) $24.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.55% (together, the “CLO XII Secured Notes”) and (B) the borrowing by the CLO XII Issuer of $116.0 million under floating rate Class A-1L loans (the “CLO XII Class A-1L Loans” and together with the CLO XII Secured Notes, the “CLO XII Debt”). The CLO XII Class A-1L Loans bear interest at three-month term SOFR plus 2.55%. The CLO XII Class A-1L Loans were borrowed under a credit agreement (the “CLO XII Class A-1L Credit Agreement”), dated as of the CLO XII Closing Date, by and among the CLO XII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XII Debt is secured by middle market loans, participation interests in middle market loans and other assets of the CLO XII Issuer. The CLO XII Debt is scheduled to mature on the Payment Date (as defined in the CLO XII Indenture) in July, 2034. The CLO XII Secured Notes were privately placed by BofA Securities, Inc. as Initial Purchaser.
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
CLO XV
On January 30, 2024 (the “CLO XV Closing Date”), the Company completed a $478.0 million term debt securitization transaction (the “CLO XV Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO XV Transaction and the secured loan borrowed in the CLO XV Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Owl Rock CLO XV, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XV Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO XV Issuer.
The CLO XV Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO XV Closing Date (the “CLO XV Indenture”), by and among the CLO XV Issuer and State Street Bank and Trust Company: (i) $273.6 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.30%, (ii) $38.4 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.20% (together, the “CLO XV Secured Notes”). The CLO XV Secured Notes are secured by middle market loans, participation interests in middle market loans and other assets of the CLO XV Issuer. The CLO XV Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO XV Indenture) in January, 2036. The CLO XV Secured Notes were privately placed by Natixis Securities Americas LLC as placement agent.
Concurrently with the issuance of the CLO XV Secured Notes, the CLO XV Issuer issued approximately $166.0 million of subordinated securities in the form of 165,980 preferred shares at an issue price of U.S. $1,000 per share (the “CLO XV Preferred Shares”). The CLO XV Preferred Shares were issued by the CLO XV Issuer as part of its issued share capital and are not secured by the collateral securing the CLO XV Secured Notes. The Company purchased all of the CLO XV Preferred Shares. The Company acts as retention holder in connection with the CLO XV Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO XV Preferred Shares.
As part of the CLO XV Transaction, the Company entered into a loan sale agreement with the CLO XV Issuer dated as of the CLO XV Closing Date (the “CLO XV OCIC Loan Sale Agreement”), which provided for the contribution of approximately $115.4 million funded par amount of middle market loans from the Company to the CLO XV Issuer on the CLO XV Closing Date and for future sales from the Company to the CLO XV Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XV Secured Notes. The remainder of the initial portfolio assets securing the CLO XV Secured Notes consisted of approximately $329.7 million funded par amount of middle market loans purchased by the CLO XV Issuer from Core Income Funding I LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO XV Closing Date between the CLO XV Issuer and Core Income Funding I LLC (the “CLO XV Core Income Funding I Loan Sale

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Agreement”). No gain or loss was recognized as a result of these sales and contributions. The Company and Core Income Funding I LLC each made customary representations, warranties, and covenants to the CLO XV Issuer under the applicable loan sale agreement.
Through January 20, 2028, a portion of the proceeds received by the CLO XV Issuer from the loans securing the CLO XV Secured Notes may be used by the CLO XV Issuer to purchase additional middle market loans under the direction of the Adviser in its capacity as collateral manager for the CLO XV Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.
The CLO XV Secured Notes secured obligation of the CLO XV Issuer, and the CLO XV Indenture each include customary covenants and events of default. The CLO XV Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
The Adviser will serve as collateral manager for the CLO XV Issuer under a collateral management agreement dated as of the CLO XV Closing Date (the “Collateral Management Agreement”). The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Amended and Restated Investment Advisory Agreement, dated May 18, 2021, between the Adviser and the Company will be offset by the amount of the collateral management fee attributable to the CLO XV Issuer’s equity or notes owned by the Company.
CLO XVI
On March 7, 2024 (the “CLO XVI Closing Date”), the Company completed a $597.0 million term debt securitization transaction (the “CLO XVI Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO XVI Transaction and the secured loan borrowed in the CLO XVI Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Owl Rock CLO XVI, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XVI Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO XVI Issuer.
The CLO XVI Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture dated as of the CLO XVI Closing Date (the “CLO XVI Indenture”), by and among the CLO XVI Issuer and State Street Bank and Trust Company: (i) $342.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.00%, (ii) $48.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 2.50% and (iii) $30.0 million of A(sf) Class C Notes, which bear interest at three-month term SOFR plus 3.30% (together, the “CLO XVI Secured Notes”). The CLO XVI Secured Notes are secured by middle market loans, participation interests in middle market loans and other assets of the CLO XVI Issuer. The CLO XVI Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO XVI Indenture) in April, 2036. The CLO XVI Secured Notes were privately placed by Deutsche Bank Securities Inc. as Initial Purchaser.
Concurrently with the issuance of the CLO XVI Secured Notes, the CLO XVI Issuer issued approximately $177.0 million of subordinated securities in the form of 177,000 preferred shares at an issue price of U.S. $1,000 per share (the “CLO XVI Preferred Shares”). The CLO XVI Preferred Shares were issued by the CLO XVI Issuer as part of its issued share capital and are not secured by the collateral securing the CLO XVI Debt. The Company purchased all of the CLO XVI Preferred Shares. The Company acts as retention holder in connection with the CLO XVI Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO XVI Preferred Shares.
As part of the CLO XVI Transaction, the Company entered into a loan sale agreement with the CLO XVI Issuer dated as of the CLO XVI Closing Date (the “OCIC CLO XVI Loan Sale Agreement”), which provided for the contribution of approximately $206.6 million funded par amount of middle market loans from the Company to the CLO XVI Issuer on the CLO XVI Closing Date and for future sales from the Company to the CLO XVI Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XVI Secured Notes. The remainder of the initial portfolio assets secured the CLO XVI Secured Notes consisted of approximately $356.5 million funded par amount of middle market loans purchased by the CLO XVI Issuer from Core Income Funding II LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO XVI Closing Date between the CLO XVI Issuer and Core Income Funding II LLC (the “CLO XVI Core Income Funding II Loan Sale Agreement”). The Company and Core Income Funding II LLC each made customary representations, warranties, and covenants to the CLO XVI Issuer under the applicable loan sale agreement. No gain or loss was recognized as a result of these sales and contributions.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Through April 20, 2028, a portion of the proceeds received by the CLO XVI Issuer from the loans securing the CLO XVI Secured Notes may be used by the CLO XVI Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO XVI Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.
The CLO XVI Secured Notes is the secured obligation of the CLO XVI Issuer, and the CLO XVI Indenture includes customary covenants and events of default. The CLO XVI Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
The Adviser will serve as collateral manager for the CLO XVI Issuer under a collateral management agreement dated as of the CLO XVI Closing Date (the “Collateral Management Agreement”). The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Amended and Restated Investment Advisory Agreement, dated May 18, 2021, between the Adviser and the Company will be offset by the amount of the collateral management fee attributable to the CLO XVI Issuer’s equity or notes owned by the Company.
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
In connection with the issuance of the September 2027 Notes, on October 18, 2022 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $600.0 million. The Company will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.84%. The interest rate swaps mature on September 16, 2027. For the three months ended March 31, 2024, the Company made periodic payments of $4.7 million. For the three months ended March 31, 2023, the Company made periodic payments of $0.7 million. The interest expense related to the September 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2024, the interest rate swap had a fair value of $(3.7) million ($0.4 million net of the present value of the cash flows of the September 2027 Notes). As of December 31, 2023, the interest rate swap had a fair value of $6.5 million ($1.1 million net of the present value of the cash flows of the September 2027 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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
In connection with the issuance of the June 2028 Notes, on February 16, 2024 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $650.0 million. The Company will receive fixed rate interest at 7.950% and pay variable rate interest based on SOFR plus 3.79%. The interest rate swaps mature on May 13, 2028. For the three months ended March 31, 2024, the Company did not make a periodic payment. The interest expense related to the June 2028 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2024, the interest rate swap had a fair value of $(0.1) million ($(0.3) million net of the present value of the cash flows of the June 2028 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the June 2028 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
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
The January 2029 Notes were issued pursuant to the Base Indenture and a Sixth Supplemental Indenture, dated as of December 4, 2023 (the “Sixth Supplemental Indenture” and together with the Base Indenture, the “January 2029 Indenture”), between the Company and the Trustee. The January 2029 Notes will mature on January 15, 2029 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the January 2029 Indenture. The January 2029 Notes bear interest at a rate of 7.750% per year payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2024. Concurrent with the issuance of the January 2029 Notes, the Company entered into a Registration Rights Agreement (the “January 2029 Registration Rights Agreement”) for the benefit of the purchasers of the January 2029 Notes. Pursuant to the January 2029 Registration Rights Agreement, the Company is obligated to file a registration statement with the SEC with respect to an offer to exchange the January 2029 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the January 2029 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the January 2029 Notes. If the Company fails to satisfy its registration obligations under the January 2029 Registration Rights Agreement, it will be required to pay additional interest to the holders of the January 2029 Notes.
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
In connection with the issuance of the January 2029 Notes, on November 28, 2023 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $550.0 million. The Company will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.647%. The interest rate swaps mature on January 15, 2029. For the three months ended March 31, 2024, the Company did not make a periodic payment. The interest expense related to the January 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2024, the interest rate swap had a fair value of $0.3 million ($0.1 million net of the present value of the cash flows of the January 2029 Notes). As of December 31, 2023, the interest rate swap had a fair value of $12.1 million ($1.5 million net of the present value of the cash flows of the January 2029 notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the January 2029 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
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
The March 2031 Notes were issued pursuant to the Base Indenture and a Seventh Supplemental Indenture, dated as of February 1, 2024 (the “Seventh Supplemental Indenture” and together with the Base Indenture, the “March 2031 Indenture”), between the Company and the Trustee. The March 2031 Notes will mature on March 15, 2031 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the March 2031 Indenture. The March 2031 Notes bear interest at a rate of 6.650% per year payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2024. Concurrent with the issuance of the March 2031 Notes, the Company entered into a Registration Rights Agreement (the “March 2031 Registration Rights Agreement”) for the benefit of the purchasers of the March 2031 Notes. Pursuant to the March 2031 Registration Rights Agreement, the Company is obligated to file a registration statement with the SEC with respect to an offer to exchange the March 2031 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the March 2031 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the March 2031 Notes. If the Company fails to satisfy its registration obligations under the March 2031 Registration Rights Agreement, it will be required to pay additional interest to the holders of the March 2031 Notes.
The March 2031 Notes are the Company’s direct, general unsecured obligations and rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the March 2031 Notes. The March 2031 Notes rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior, to the March 2031 Notes. The March 2031 Notes rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The March 2031 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
The March 2031 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a) of the 1940 Act, for the period of time during which the March 2031 Notes are outstanding, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the March 2031 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the March 2031 Indenture.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
In addition, if a change of control repurchase event, as defined in the March 2031 Indenture, occurs prior to maturity, holders of the March 2031 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the March 2031 Notes at a repurchase price equal to 100% of the aggregate principal amount of the March 2031 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date.
In connection with the issuance of the March 2031 Notes, on January 29, 2024 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $750.0 million. The Company will receive fixed rate interest at 6.650% and pay variable rate interest based on SOFR plus 2.902%. The interest rate swaps mature on January 15, 2031. For the three months ended March 31, 2024, the Company did not make a periodic payment. The interest expense related to the March 2031 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2024, the interest rate swap had a fair value of $(9.5) million ($(2.2) million net of the present value of the cash flows of the March 2031 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the March 2031 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.

Note 6. Fair Value of Financial Instruments

Investments

The following table presents the fair value hierarchy of cash, investments, and derivatives as of the following periods:

	Fair Value Hierarchy as of March 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted cash)	$662,976	$—	$—	$662,976
Investments:
First-lien senior secured debt investments(1)	—	3,434,296	12,778,425	16,212,721
Second-lien senior secured debt investments	—	274,692	675,291	949,983
Unsecured debt investments	—	55,974	190,767	246,741
Preferred equity investments(2)	—	—	743,606	743,606
Common equity investments(3)	—	—	486,142	486,142
Subtotal	$—	$3,764,962	$14,874,231	$18,639,193
Investments measured at NAV(4)	—	—	—	346,766
Total investments at fair value	$—	$3,764,962	$14,874,231	$18,985,959
Derivatives:
Interest rate swaps	$—	$(13,103)	$—	$(13,103)

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	Fair Value Hierarchy as of December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted cash)	$415,384	$—	$—	$415,384
Investments:
First-lien senior secured debt investments(1)	—	2,248,212	11,540,505	13,788,717
Second-lien senior secured debt investments	—	249,417	935,338	1,184,755
Unsecured debt investments	—	55,643	189,018	244,661
Preferred equity investments(2)	—	—	721,545	721,545
Common equity investments(3)	—	—	448,974	448,974
Subtotal	$—	$2,553,272	$13,835,380	$16,388,652
Investments measured at NAV(4)	—	—	—	273,441
Total investments at fair value	$—	$2,553,272	$13,835,380	$16,662,093
Derivatives:
Interest rate swaps	$—	$18,650	$—	$18,650

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
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended March 31, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$11,540,505	$935,338	$189,018	$721,545	$448,974	$13,835,380
Purchases of investments, net	1,828,888	—	—	3,660	70,748	1,903,296
Payment-in-kind	13,262	740	5,183	21,194	25	40,404
Proceeds from investments, net	(399,203)	(244,285)	(300)	(2,194)	(417)	(646,399)
Net change in unrealized gain (loss)	3,810	1,480	(3,168)	(948)	7,607	8,781
Net realized gains (losses)	(2,437)	—	(28)	—	—	(2,465)
Net amortization/accretion of premium/discount on investments	11,665	3,532	62	349	—	15,608
Transfers between investment types	—	—	—	—	—	—
Transfers into (out of) Level 3(1)	(218,065)	(21,514)	—	—	(40,795)	(280,374)
Fair value, end of period	$12,778,425	$675,291	$190,767	$743,606	$486,142	$14,874,231

(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2024, transfers out of Level 3 into Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies and an investment measured at net asset value which is no longer categorized within the fair value hierarchy.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	As of and for the Three Months Ended March 31, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$7,603,501	$1,019,223	$211,328	$500,023	$264,437	$9,598,512
Purchases of investments, net	547,001	—	613	80,651	15,087	643,352
Payment-in-kind	8,083	1,690	3,454	20,314	21	33,562
Proceeds from investments, net	(37,370)	—	(3)	—	—	(37,373)
Net change in unrealized gain (loss) on investments	33,156	4,425	2,583	4,169	362	44,695
Net realized gain (loss) on investments	(4,577)	—	—	—	—	(4,577)
Net amortization/accretion of premium/discount on investments	5,048	278	54	290	—	5,670
Transfers between investment types	(2,818)	—	—	—	2,818	—
Transfers into (out of) Level 3(1)	(182,298)	(83,519)	(47,842)	—	—	(313,659)
Fair value, end of period	$7,969,726	$942,097	$170,187	$605,447	$282,725	$9,970,182

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
The below tables present information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2024 on Investments Held at March 31, 2024	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2023 on Investments Held at March 31, 2023
First-lien senior secured debt investments	$5,673	$33,157
Second-lien senior secured debt investments	4,306	4,425
Unsecured debt investments	(3,168)	2,583
Preferred equity investments	(948)	4,169
Common equity investments	7,605	362
Total Investments	$13,468	$44,696
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2024 and December 31, 2023. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	As of March 31, 2024
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$11,496,272	Yield Analysis	Market Yield	7.2% - 21.6% (11.8%)	Decrease
	1,282,153	Recent Transaction	Transaction Price	97.5% - 100.0% (98.8%)	Increase
Second-lien senior secured debt investments	$675,291	Yield Analysis	Market Yield	11.9% - 19.2% (14.6%)	Decrease
Unsecured debt investments	$190,741	Yield Analysis	Market Yield	10.0% - 17.5% (11.7%)	Decrease
	26	Market Approach	EBITDA Multiple	13.0x - 13.0x (13.0x)	Increase
Preferred equity investments	$738,947	Yield Analysis	Market Yield	10.7% - 25.9% (14.4%)	Decrease
	3,659	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	1,000	Market Approach	Enterprise Value	23.50x	Increase
Common equity investments	$95,116	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	108,146	Market Approach	EBITDA Multiple	5.8x - 34.5x (14.9x)	Increase
	233,262	Market Approach	AUM Multiple	1.0x	Increase
	47,716	Market Approach	Revenue Multiple	1.9x - 14.5x (10.4x)	Increase
	614	Options Pricing Model	Volatility	70.0%	Increase
	1,278	Yield Analysis	Market Yield	8.2% - 8.2% (8.2%)	Decrease
	10	Market Approach	Gross Profit Multiple	9.5x - 9.5x (9.5x)	Increase

	As of December 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$9,713,556	Yield Analysis	Market Yield	7.4% - 22.2% (11.6%)	Decrease
	1,826,949	Recent Transaction	Transaction Price	97.0% - 99.8% (98.6%)	Increase
Second-lien senior secured debt investments	$935,338	Yield Analysis	Market Yield	11.4% - 17.7% (14.6%)	Decrease
Unsecured debt investments	$188,992	Yield Analysis	Market Yield	10.6% - 17.2% (12.0%)	Decrease
	26	Market Approach	EBITDA Multiple	11.8x - 11.8x (11.8x)	Increase
Preferred equity investments	$642,464	Yield Analysis	Market Yield	10.4% - 25.8% (14.4%)	Decrease
	79,081	Recent Transaction	Transaction Price	98.0% - 107.5% (104.2%)	Increase
Common equity investments	$251,028	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	148,706	Market Approach	EBITDA Multiple	6.0x - 34.5x (16.1x)	Increase
	1,253	Yield Analysis	Market Yield	8.0% - 8.0% (8.0%)	Decrease
	47,978	Market Approach	Revenue Multiple	1.9x - 14.7x (10.5x)	Increase
	9	Market Approach	Gross Profit Multiple	9.9x - 9.9x (9.9x)	Increase
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

Significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 debt investments primarily include current market yields, including relevant market indices, but may also include quotes from brokers,

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
dealers, and pricing services as indicated by comparable investments. For the Company’s Level 3 equity investments, a market approach, based on comparable financial performance multiples such as publicly-traded company and comparable market transaction multiples of revenues, earnings before income taxes, depreciation and amortization (“EBITDA”), or some combination thereof and comparable market transactions typically would be used.

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following tables present the carrying and fair values of the Company’s debt obligations as of the following periods:

	March 31, 2024		December 31, 2023
($ in thousands)	Net Carrying Value(1)(2)	Fair Value	Net Carrying Value(1)(3)	Fair Value
Revolving Credit Facility(4)	$1,010,177	$1,010,178	$611,396	$611,395
SPV Asset Facility I	194,067	194,067	468,920	468,920
SPV Asset Facility II	988,398	988,399	1,710,745	1,710,744
SPV Asset Facility III	613,501	613,501	513,046	513,045
SPV Asset Facility IV	196,396	196,396	246,296	246,296
SPV Asset Facility V	197,183	197,183	197,005	197,005
SPV Asset Facility VI	343,145	343,145	152,994	152,994
CLO VIII	287,955	287,955	287,907	287,907
CLO XI	258,185	258,185	258,144	258,144
CLO XII	258,049	258,049	258,002	258,002
CLO XV	309,194	309,194	—	—
CLO XVI	417,528	417,528	—	—
March 2025 Notes	496,928	496,250	496,586	492,500
September 2026 Notes	345,100	321,125	344,682	319,375
February 2027 Notes	497,220	473,750	496,699	472,500
September 2027 Notes	589,386	615,000	598,564	619,500
June 2028 Notes	640,716	674,375	640,012	672,750
January 2029 Notes	536,981	566,500	546,975	566,500
March 2031 Notes	721,719	735,000	—	—
Total Debt	$8,901,828	$8,955,780	$7,827,973	$7,847,577

(1)Inclusive of change in fair market value of effective hedge.
(2)The carrying values of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, SPV Asset Facility V, SPV Asset Facility VI, CLO VIII, CLO XI, CLO XII, CLO XV, CLO XVI, March 2025 Notes, September 2026 Notes, February 2027 Notes, September 2027 Notes, June 2028 Notes, January 2029 Notes, and March 2031 Notes are presented net of unamortized debt issuance costs of $15.9 million, $5.9 million, $6.6 million, $8.5 million, $3.6 million, $2.8 million, $6.9 million, $2.0 million, $1.8 million, $2.0 million, $2.8 million, $2.5 million, $3.0 million, $4.9 million, $2.8 million, $6.5 million, $9.5 million, $13.2 million, and $21.0 million, respectively.
(3)The carrying values of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, SPV Asset Facility V, SPV Asset Facility VI, CLO VIII, CLO XI, CLO XII, March 2025 Notes, September 2026 Notes, February 2027 Notes, September 2027 Notes, June 2028 Notes, and January 2029 Notes are presented net of unamortized debt issuance costs of $16.6 million, $6.1 million, $7.3 million, $9.0 million, $3.7 million, $3.0 million, $7.0 million, $2.1 million, $1.9 million, $2.0 million, $3.4 million, $5.4 million, $3.3 million, $6.9 million, $9.9 million, and $13.6 million, respectively.
(4)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
The below table presents fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	March 31, 2024	December 31, 2023
Level 1	$—	$—
Level 2	3,882,000	3,143,125
Level 3	5,073,780	4,704,452
Total Debt	$8,955,780	$7,847,577

Financial Instruments Not Carried at Fair Value

As of March 31, 2024 and December 31, 2023, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. The Company had the following outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	March 31, 2024	December 31, 2023
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$4,000	$8,444
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	—	309
ACR Group Borrower, LLC	First lien senior secured revolving loan	425	425
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	352	282
Alera Group, Inc.	First lien senior secured delayed draw term loan	43,565	45,858
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	3,247	3,247
AmeriLife Holdings LLC	First lien senior secured revolving loan	16,273	16,273
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	—	5,457
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	24,302	26,966
Anaplan, Inc.	First lien senior secured revolving loan	16,528	16,528
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	10,446	17,957
Apex Service Partners, LLC	First lien senior secured revolving loan	4,772	7,080
Appfire Technologies, LLC	First lien senior secured revolving loan	1,260	1,260
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	10,081	10,587
Aptean Acquiror, Inc.	First lien senior secured revolving loan	7,282	—
Aptean Acquiror, Inc.	First lien senior secured delayed draw term loan	13,501	—
Aramsco, Inc.	First lien senior secured delayed draw term loan	7,797	7,797
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	9,688	9,688

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	3,404	3,404
Associations, Inc.	First lien senior secured revolving loan	2,350	3,123
Associations, Inc.	First lien senior secured delayed draw term loan	507	507
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK term loan	29,861	31,898
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR term loan	29,801	30,482
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	3,311	3,387
Avalara, Inc.	First lien senior secured revolving loan	7,045	7,045
AWP Group Holdings, Inc.	First lien senior secured delayed draw term loan	7,024	7,024
AWP Group Holdings, Inc.	First lien senior secured revolving loan	4,122	4,557
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	12,469	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	1,995	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	20,128	20,128
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	13,486	14,060
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,381	1,275
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	2,172	3,207
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	26,528	26,528
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	161	161
BELMONT BUYER, INC. (dba Valenz)	First lien senior secured delayed draw term loan	7,980	7,980
BELMONT BUYER, INC. (dba Valenz)	First lien senior secured revolving loan	6,650	6,650
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	4,179	4,179
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured delayed draw term loan	13,641	13,641
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured revolving loan	13,901	13,901
Brightway Holdings, LLC	First lien senior secured revolving loan	1,789	1,158
Broadcast Music, Inc. (fka Otis Merger Sub, Inc.)	First lien senior secured revolving loan	6,271	—
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	354	468
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	579	868
Canadian Hospital Specialties Ltd.	First lien senior secured CAD revolving loan	73	75
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	577	577
Certinia, Inc.	First lien senior secured revolving loan	4,412	4,412

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	6,278	11,699
CivicPlus, LLC	First lien senior secured revolving loan	2,244	1,481
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	—	3,750
Community Brands ParentCo, LLC	First lien senior secured revolving loan	1,875	1,875
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	25,566	—
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	14,183	14,183
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	14,183	14,183
Coupa Holdings, LLC	First lien senior secured revolving loan	1,664	1,664
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	2,174	2,174
CPM Holdings, Inc.	First lien senior secured revolving loan	4,650	5,000
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	17,226	17,226
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	9,963	9,963
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	91
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	10,552	—
Dresser Utility Solutions, LLC	First lien senior secured delayed draw term loan	7,537	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	2,710	2,710
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	3,304	20,926
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	8,048	8,048
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	6,960	6,960
Entrata, Inc.	First lien senior secured revolving loan	513	513
EOS U.S. Finco LLC	First lien senior secured delayed draw term loan	9,830	9,830
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	676	676
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	3,671	4,405
FARADAY BUYER, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	14,307	14,307
Fiesta Purchaser, Inc.	First lien senior secured revolving loan	14,898	—
Finastra USA, Inc.	First lien senior secured revolving loan	13,925	12,568
Formerra, LLC	First lien senior secured revolving loan	421	526
Fortis Solutions Group, LLC	First lien senior secured revolving loan	6,409	6,409
FR Vision Holdings, Inc.	First lien senior secured delayed draw term loan	10,915	—

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	March 31, 2024	December 31, 2023
FR Vision Holdings, Inc.	First lien senior secured revolving loan	3,692	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	5,000	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	1,250	—
Fullsteam Operations, LLC	First lien senior secured loan	1,047	1,961
Fullsteam Operations, LLC	First lien senior secured loan	904	1,250
Fullsteam Operations, LLC	First lien senior secured revolving loan	500	500
Galls, LLC	First lien senior secured delayed draw term loan	39,243	—
Galls, LLC	First lien senior secured revolving loan	13,343	—
Galway Borrower LLC	First lien senior secured revolving loan	5,254	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	49,734	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,182	3,182
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	791	791
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	8,404	—
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	11,082	4,908
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured delayed draw term loan	14,090	14,090
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	7,600
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,673	669
Global Music Rights, LLC	First lien senior secured revolving loan	12,415	7,500
Granicus, Inc.	First lien senior secured delayed draw term loan	4,888	—
Granicus, Inc.	First lien senior secured revolving loan	4,633	127
Grayshift, LLC	First lien senior secured revolving loan	2,419	2,419
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	990	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	247	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	96	96
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	8,745	8,745
Home Service TopCo IV, Inc.	First lien senior secured revolving loan	3,359	3,359
Home Service TopCo IV, Inc.	First lien senior secured delayed draw term loan	8,397	8,397
Hyland Software, Inc.	First lien senior secured revolving loan	6,978	6,978
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	2,749	—

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Ideal Image Development, LLC	First lien senior secured revolving loan	366	—
Ideal Image Development, LLC	First lien senior secured revolving loan	—	329
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	8,630	8,630
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	3,613	3,613
IMO Investor Holdings, Inc.	First lien senior secured delayed draw term loan	2,894	3,127
IMO Investor Holdings, Inc.	First lien senior secured revolving loan	2,085	2,382
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	5,080	7,620
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	6,570	6,570
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	3,754	4,693
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	12,716	12,716
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	5,934	5,934
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	5,450	5,450
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	21,923	21,923
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3,731	3,490
Kaseya Inc.	First lien senior secured delayed draw term loan	4,077	4,077
Kaseya Inc.	First lien senior secured revolving loan	3,256	3,256
KENE Acquisition, Inc.	First lien senior secured delayed draw term loan	7,472	—
KENE Acquisition, Inc.	First lien senior secured revolving loan	2,242	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	6,054	6,054
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	12,134	12,134
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	10,944	10,944
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	22,325	15,627
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	1,485	1,946
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured delayed draw term loan	6,360	6,360
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	10,127	11,685
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured delayed draw term loan	27,285	40,928
Lignetics Investment Corp.	First lien senior secured revolving loan	9,941	1,912
LSI Financing 1 DAC	Series 6 Notes	129,580	—
ManTech International Corporation	First lien senior secured delayed draw term loan	2,164	2,164

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	March 31, 2024	December 31, 2023
ManTech International Corporation	First lien senior secured revolving loan	1,806	1,806
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	5,627	21,702
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	8,038	5,627
Medline Borrower, LP	First lien senior secured revolving loan	2,020	2,020
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,571	3,571
Milan Laser Holdings LLC	First lien senior secured revolving loan	2,553	2,553
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	4,271	2,215
Mitnick Corporate Purchaser, Inc.	First lien senior secured revolving loan	9,375	9,375
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	14,027	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	21,041	—
Natural Partners, LLC	First lien senior secured revolving loan	5,063	5,063
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	23,312	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured revolving loan	4,349	—
Nelipak Holding Company	First lien senior secured delayed draw term loan	11,787	—
Nelipak Holding Company	First lien senior secured revolving loan	6,158	—
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	4,118	4,118
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	3,521	4,930
OAC Holdings I Corp. (dba Omega Holdings)	First lien senior secured revolving loan	2,021	2,572
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	4,902	4,902
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	4,503	8,469
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3,302	3,302
Omnia Partners, LLC	First lien senior secured delayed draw term loan	—	172
OneOncology LLC	First lien senior secured revolving loan	14,267	14,267
OneOncology LLC	First lien senior secured delayed draw term loan	17,478	26,752
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	10,148	10,148
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	17,905	17,905
Park Place Technologies, LLC	First lien senior secured delayed draw term loan	13,490	—
Park Place Technologies, LLC	First lien senior secured revolving loan	10,117	—

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured delayed draw term loan	17,143	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	88	70
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	21,800	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	6,560	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	2,570	2,570
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	31,691	31,691
PetVet Care Centers, LLC	First lien senior secured revolving loan	33,258	33,258
Ping Identity Holding Corp.	First lien senior secured revolving loan	2,182	2,182
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured delayed draw term loan	3,263	28,553
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured revolving loan	4,895	8,158
Pluralsight, LLC	First lien senior secured revolving loan	—	87
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	11,854	11,854
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	10,076	10,076
Premise Health Holding	First lien senior secured revolving loan	8,191	—
QAD, Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	364	455
Relativity ODA LLC	First lien senior secured revolving loan	435	435
Sailpoint Technologies Holdings, Inc.	First lien senior secured revolving loan	5,718	5,718
Securonix, Inc.	First lien senior secured revolving loan	5,339	5,339
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	8,620	9,077
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	11,770	11,770
Smarsh Inc.	First lien senior secured delayed draw term loan	10,381	10,381
Smarsh Inc.	First lien senior secured revolving loan	498	830
Sonny's Enterprises, LLC	First lien senior secured revolving loan	25,158	25,158
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	9,905	15,212
Southern Air & Heat Holdings, LLC	First lien senior secured revolving loan	220	259
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	24,039	28,751
Spotless Brands, LLC	First lien senior secured revolving loan	1,461	1,146
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured delayed draw term loan	12,267	12,267

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured revolving loan	6,133	6,133
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	5,579	5,579
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	5,336	5,336
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	2,360	2,360
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,768	7,768
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	2,992	3,508
The Shade Store, LLC	First lien senior secured delayed draw term loan	10,580	—
The Shade Store, LLC	First lien senior secured revolving loan	4,773	2,455
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	316	418
Troon Golf, L.L.C.	First lien senior secured revolving loan	7,207	7,207
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	2,000	2,000
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	71,937	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	8,120	8,120
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	23,000	41,400
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	1,096
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	124	124
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	483	833
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	4,500	4,500
Zendesk, Inc.	First lien senior secured delayed draw term loan	30,080	30,080
Zendesk, Inc.	First lien senior secured revolving loan	12,386	12,386
Total Unfunded Portfolio Company Commitments		$1,883,748	$1,394,947

As of March 31, 2024, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $2.9 million for the period from April 22, 2020 (Inception) to March 31, 2024, of which $2.9 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered. The Adviser is responsible for the payment of the Company’s organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by the Company.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2024, management was not aware of any pending or threatened litigation.

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
The following table summarizes transactions with respect to shares of the Company’s common stock during the following periods:

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	For the Three Months Ended March 31, 2024
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	46,124,796	$441,603	3,653,226	$34,721	78,481,959	$746,402	128,259,981	$1,222,726
Shares/gross proceeds from the private placements	—	—	—	—	8,474,515	80,612	8,474,515	80,612
Share Transfers between classes(1)	(72,397)	(687)	(35,690,399)	(338,702)	35,724,999	339,389	(37,797)	—
Reinvestment of distributions	3,448,275	32,710	551,717	5,238	6,445,103	61,289	10,445,095	99,237
Repurchased shares	(3,560,660)	(33,826)	(2,771,164)	(26,354)	(8,603,765)	(81,994)	(14,935,589)	(142,174)
Total shares/gross proceeds	45,940,014	439,800	(34,256,620)	(325,097)	120,522,811	1,145,698	132,206,205	1,260,401
Sales load	—	(4,007)	—	(30)	—	—	—	(4,037)
Total shares/net proceeds	45,940,014	$435,793	(34,256,620)	$(325,127)	120,522,811	$1,145,698	132,206,205	$1,256,364

(1)In certain cases, and subject to Blue Owl Securities LLC’s (d/b/a Blue Owl Securities) (the “Dealer Manager”) approval, including in situations where a holder of Class S or Class D shares exits a relationship with a participating broker-dealer for this offering and does not enter into a new relationship with a participating broker-dealer for this offering, such holder’s shares may be exchanged into an equivalent net asset value amount of Class I shares.

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

The changes to the Company’s offering price per share since the commencement of the Company’s initial continuous public offering and associated effective dates of such changes were as follows:

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.32	$9.58
April 1, 2021	$9.26	$0.32	$9.58
May 1, 2021	$9.26	$0.32	$9.58
June 1, 2021	$9.28	$0.32	$9.60
July 1, 2021	$9.30	$0.33	$9.63
August 1, 2021	$9.30	$0.33	$9.63
September 1, 2021	$9.30	$0.33	$9.63
October 1, 2021	$9.31	$0.33	$9.64
November 1, 2021	$9.32	$0.33	$9.65
December 1, 2021	$9.31	$0.33	$9.64
January 1, 2022	$9.33	$0.33	$9.66
February 1, 2022	$9.33	$0.33	$9.66
March 1, 2022	$9.27	$0.32	$9.59
April 1, 2022	$9.24	$0.32	$9.56
May 1, 2022	$9.23	$0.32	$9.55
June 1, 2022	$9.02	$0.32	$9.34
July 1, 2022	$8.84	$0.31	$9.15
August 1, 2022	$9.02	$0.32	$9.34
September 1, 2022	$9.09	$0.32	$9.41
October 1, 2022	$8.99	$0.31	$9.30
November 1, 2022	$9.00	$0.32	$9.32
December 1, 2022	$9.05	$0.32	$9.37
January 1, 2023	$9.06	$0.32	$9.38
February 1, 2023	$9.24	$0.32	$9.56
March 1, 2023	$9.23	$0.32	$9.55
April 1, 2023	$9.21	$0.32	$9.53
May 1, 2023	$9.21	$0.32	$9.53
June 1, 2023	$9.18	$0.32	$9.50
July 1, 2023	$9.28	$0.32	$9.60
August 1, 2023	$9.33	$0.33	$9.66
September 1, 2023	$9.37	$0.33	$9.70
October 1, 2023	$9.40	$0.33	$9.73
November 1, 2023	$9.36	$0.33	$9.69
December 1, 2023	$9.42	$0.33	$9.75
January 1, 2024	$9.48	$0.33	$9.81
February 1, 2024	$9.49	$0.33	$9.82
March 1, 2024	$9.49	$0.33	$9.82

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.14	$9.40
April 1, 2021	$9.26	$0.14	$9.40
May 1, 2021	$9.25	$0.14	$9.39
June 1, 2021	$9.27	$0.14	$9.41
July 1, 2021	$9.29	$0.14	$9.43
August 1, 2021	$9.29	$0.14	$9.43
September 1, 2021	$9.29	$0.14	$9.43
October 1, 2021	$9.31	$0.14	$9.45
November 1, 2021	$9.32	$0.14	$9.46
December 1, 2021	$9.31	$0.14	$9.45
January 1, 2022	$9.34	$0.14	$9.48
February 1, 2022	$9.33	$0.14	$9.47
March 1, 2022	$9.27	$0.14	$9.41
April 1, 2022	$9.25	$0.14	$9.39
May 1, 2022	$9.24	$0.14	$9.38
June 1, 2022	$9.04	$0.14	$9.18
July 1, 2022	$8.86	$0.13	$8.99
August 1, 2022	$9.04	$0.14	$9.18
September 1, 2022	$9.09	$0.14	$9.23
October 1, 2022	$9.00	$0.14	$9.14
November 1, 2022	$9.01	$0.14	$9.15
December 1, 2022	$9.05	$0.14	$9.19
January 1, 2023	$9.07	$0.14	$9.21
February 1, 2023	$9.25	$0.14	$9.39
March 1, 2023	$9.24	$0.14	$9.38
April 1, 2023	$9.22	$0.14	$9.36
May 1, 2023	$9.22	$0.14	$9.36
June 1, 2023	$9.19	$0.14	$9.33
July 1, 2023	$9.29	$0.14	$9.43
August 1, 2023	$9.34	$0.14	$9.48
September 1, 2023	$9.38	$0.14	$9.52
October 1, 2023	$9.41	$0.14	$9.55
November 1, 2023	$9.37	$0.14	$9.51
December 1, 2023	$9.43	$0.14	$9.57
January 1, 2024	$9.49	$0.14	$9.63
February 1, 2024	$9.50	$0.14	$9.64
March 1, 2024	$9.50	$0.14	$9.64

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
Initial Offering Price	$10.00	$—	$10.00

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$—	$9.26
April 1, 2021	$9.26	$—	$9.26
May 1, 2021	$9.26	$—	$9.26
June 1, 2021	$9.28	$—	$9.28
July 1, 2021	$9.30	$—	$9.30
August 1, 2021	$9.30	$—	$9.30
September 1, 2021	$9.30	$—	$9.30
October 1, 2021	$9.32	$—	$9.32
November 1, 2021	$9.32	$—	$9.32
December 1, 2021	$9.31	$—	$9.31
January 1, 2022	$9.34	$—	$9.34
February 1, 2022	$9.34	$—	$9.34
March 1, 2022	$9.28	$—	$9.28
April 1, 2022	$9.26	$—	$9.26
May 1, 2022	$9.25	$—	$9.25
June 1, 2022	$9.05	$—	$9.05
July 1, 2022	$8.88	$—	$8.88
August 1, 2022	$9.06	$—	$9.06
September 1, 2022	$9.11	$—	$9.11
October 1, 2022	$9.01	$—	$9.01
November 1, 2022	$9.02	$—	$9.02
December 1, 2022	$9.07	$—	$9.07
January 1, 2023	$9.08	$—	$9.08
February 1, 2023	$9.26	$—	$9.26
March 1, 2023	$9.26	$—	$9.26
April 1, 2023	$9.24	$—	$9.24
May 1, 2023	$9.24	$—	$9.24
June 1, 2023	$9.21	$—	$9.21
July 1, 2023	$9.31	$—	$9.31
August 1, 2023	$9.36	$—	$9.36
September 1, 2023	$9.39	$—	$9.39
October 1, 2023	$9.43	$—	$9.43
November 1, 2023	$9.38	$—	$9.38
December 1, 2023	$9.45	$—	$9.45
January 1, 2024	$9.50	$—	$9.50
February 1, 2024	$9.51	$—	$9.51
March 1, 2024	$9.52	$—	$9.52

Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were recorded during the following periods:

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	For the Three Months March 31, 2024
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 20, 2023	January 31, 2024	February 23, 2024	$0.07010	$21,517	$2,829	$42,089
February 21, 2024	February 29, 2024	March 22, 2024	0.07010	22,651	2,984	44,196
February 21, 2024	March 29, 2024	April 23, 2024	0.10280	35,655	4,144	67,451
		Total	$0.24300	$79,823	$9,957	$153,736

(1)Distributions per share are gross of shareholder servicing fees.

	For the Three Months March 31, 2023
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
December 5, 2022	January 31, 2023	February 24, 2023	$0.08765	$16,523	$4,296	$30,667
February 10, 2023	February 28, 2023	March 23, 2023	0.06765	12,882	3,372	24,319
February 10, 2023	March 31, 2023	April 26, 2023	0.06765	13,027	3,550	24,938
		Total	$0.22295	$42,432	$11,218	$79,924

(1)Distributions per share are gross of shareholder servicing fees.

The Company has adopted a distribution reinvestment plan which was amended and restated on May 6, 2024. The amended and restated distribution reinvestment plan provides for the reinvestment of cash distributions on behalf of shareholders who have enrolled in the distribution reinvestment plan. As a result, if the Board authorizes and declares a cash distribution, then the shareholders who have enrolled in the distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock, rather than receiving the cash distribution. The Company expects to use newly issued shares to implement the distribution reinvestment plan. The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from the Adviser, which is subject to recoupment. In no event, however, will funds be advanced or borrowed for the purpose of distributions, if the amount of such distributions would exceed the Company’s accrued and received revenues for the previous four quarters, less paid and accrued operating expenses with respect to such revenues and costs. Through March 31, 2024, pursuant to the Expense Support Agreement which was terminated by the Adviser on March 7, 2023, a portion of the Company’s distributions resulted from expense support from the Adviser which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement was to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all. Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the following periods:

	For the Three Months March 31, 2024
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.24300	$243,516	100.0%
Total	$0.24300	$243,516	100.0%

(1)Distributions per share are gross of shareholder servicing fees.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
(2)Data in this table is presented on a consolidated basis. Refer to Note 11 “Financial Highlights” for amounts by share class.

	For the Three Months March 31, 2023
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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
February 28, 2023	S	March 31, 2023	$21,643	$9.21	2,349,994
February 28, 2023	D	March 31, 2023	$3,453	$9.22	374,566
February 28, 2023	I	March 31, 2023	$68,024	$9.24	7,361,842
February 27, 2024	S	March 31, 2024	$33,826	$9.50	3,560,660
February 27, 2024	D	March 31, 2024	$26,354	$9.51	2,771,164
February 27, 2024	I	March 31, 2024	$81,994	$9.53	8,603,765

Note 9. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended March 31,
	2024			2023
($ in thousands, except per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Increase (decrease) in net assets resulting from operations	$89,650	$11,407	$171,312	$75,696	$18,753	$130,584
Weighted average shares of common stock outstanding—basic and diluted	356,127,221	42,899,375	630,203,053	209,496,627	51,902,057	361,401,758
Earnings (loss) per common share—basic and diluted	$0.25	$0.27	$0.27	$0.36	$0.36	$0.36

Note 10. Income Taxes

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

For the three months ended March 31, 2024, the Company recorded an expense for U.S. federal excise tax of $0.8 million. For the three months ended March 31, 2023, the Company recorded an expense for U.S. federal excise tax of $0.1 million.

Taxable Subsidiaries

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2024 the Company recorded a net tax benefit of approximately $9 thousand for taxable subsidiaries.

The Company recorded net deferred tax asset of $7 thousand as of March 31, 2024 for taxable subsidiaries, which is primarily related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the following periods:

	For the Three Months Ended March 31,
	2024			2023
($ in thousands, except share and per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Per share data:
Net asset value, at beginning of period	$9.48	$9.49	$9.50	$9.06	$9.07	$9.08
Results of operations:
Net investment income (loss)(1)	0.25	0.27	0.27	0.25	0.27	0.27
Net realized and unrealized gain (loss)(2)	(0.01)	(0.01)	—	0.12	0.10	0.11
Net increase (decrease) in net assets resulting from operations	$0.24	$0.26	$0.27	$0.37	$0.37	$0.38
Shareholder distributions:
Distributions from net investment income(3)	(0.22)	(0.24)	(0.24)	(0.22)	(0.22)	(0.22)
Net decrease in net assets from shareholders’ distributions	$(0.22)	$(0.24)	$(0.24)	$(0.22)	$(0.22)	$(0.22)
Total increase (decrease) in net assets	0.02	0.02	0.03	0.15	0.15	0.16
Net asset value, at end of period	$9.50	$9.51	$9.53	$9.21	$9.22	$9.24

Total return(4)	2.5%	2.6%	2.8%	1.9%	2.0%	2.2%

Ratios
Ratio of net expenses to average net assets(5)(6)	11.2%	11.0%	10.3%	10.7%	9.9%	9.9%
Ratio of net investment income to average net assets(6)	11.0%	12.1%	11.9%	11.5%	12.0%	12.5%
Portfolio turnover rate	3.7%	3.7%	3.7%	0.2%	0.2%	0.2%

Supplemental Data
Weighted-average shares outstanding	356,127,221	42,899,375	630,203,053	209,496,627	51,902,057	361,401,758
Shares outstanding, end of period	371,785,601	41,170,574	656,148,634	213,854,074	54,057,157	368,625,675
Net assets, end of period	$3,533,219	$391,735	$6,252,810	$1,969,776	$498,358	$3,404,263

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
(5)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the three months ended March 31, 2024, the total operating expenses to average net assets were 1.2%, 0.6% and 0.3%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. For the three months ended March 31, 2023, the total operating expenses to average net assets were 1.2%, 0.6% and 0.3%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. Past performance is not a guarantee of future results.
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

Revolving Credit Facility Amendment

On April 19, 2024, the Company entered into the Second Amendment to the Revolving Credit Facility (the “Second Amendment”), which amends the Revolving Credit Facility. The parties to the Second Amendment include the Company, as Borrower, the subsidiary guarantors party thereto solely with respect to Section 4.9 therein, the lenders party thereto and Sumitomo Mitsui Banking Corporation as Administrative Agent. The Second Amendment extended the commitments of a Non-Extending Lender (as defined in the Revolving Credit Facility) so that such Non-Extending Lender became an Extending Lender (as defined in the Revolving Credit Facility).

DRIP Amendment

On May 6, 2024 the Board adopted an amended and restated distribution reinvestment plan which provides for the reinvestment of any cash distributions on behalf of shareholders who have elected to enroll in the distribution reinvestment plan. As a result, if the Board authorizes and declares a cash distribution, then the shareholders who have enrolled in the distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution. The change will have no effect on existing distribution elections under the distribution reinvestment plan.

Commencement of Exchange Offer

On April 18, 2024, the Company commenced an offer to exchange the June 2028 Notes, the January 2029 Notes and the March 2031 Notes for newly issued registered notes with substantially similar terms.

Equity Raise

As of May 9, 2024, the Company issued 393,943,501 shares of Class S common stock, 80,429,545 shares of Class D common stock, and 685,850,176 shares of Class I common stock and have raised total gross proceeds of $3.69 billion, $0.75 billion, and $6.38 billion, respectively, including seed capital of $1,000 contributed by our Adviser in September 2020 and approximately $25.0 million in gross proceeds raised from Feeder FIC Equity. In addition, we received $586.3 million in gross subscription payments which we accepted on May 1, 2024 and which is pending our determination of the net asset value per share applicable to such purchase.

Dividend

On May 7, 2024, the Company’s Board declared a distribution of (i) $0.07010 per share, payable on or before June 26, 2024 to shareholders of record as of May 31, 2024, (ii) $0.07010 per share, payable on or before July 26, 2024 to shareholders of record as of June 28, 2024, (iii) $0.07010 per share, payable on or before August 23, 2024 to shareholders of record as of July 31, 2024, and (iv) a special distribution of $0.03270 per share, payable on or before July 26, 2024 to shareholders of record as of June 28, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Credit Income Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the year ended December 31, 2023 in “ITEM 1A. RISK FACTORS.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
We have received an exemptive order that permits us to offer multiple classes of shares of common stock and to impose asset-based servicing and distribution fees and early withdrawal fees. On September 30, 2020, the Adviser purchased 100 shares of our Class I common stock at $10.00 per share, which represents the initial public offering price. The Adviser will not tender these shares for repurchase as long as the Adviser remains the investment adviser of the Company. There is no current intention for the Adviser to discontinue its role. On October 15, 2020, we received a subscription agreement, totaling $25.0 million for the purchase of Class I common shares of our common stock from Owl Rock Feeder FIC ORCIC Equity LLC (“Feeder FIC Equity”), an entity affiliated with the Adviser. On November 12, 2020, we commenced our initial public offering pursuant to which we offered, on a continuous basis, $2,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock, and we sold 700,000 shares pursuant to the subscription agreement with Feeder FIC Equity and met the minimum offering requirement for our continuous public offering. The purchase price of these shares sold in the private placement was $10.00 per share. As of March 31, 2021, we had called all of the $25.0 million commitment from Feeder FIC Equity. On February 14, 2022, we commenced our follow-on offering, on a continuous basis, pursuant to which we are currently offering of up to $13,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager”). The Dealer Manager is entitled to receive upfront selling commissions of up to 3.50% of the offering price of each Class S share sold in the offering and 1.50% of the offering price of each Class D share sold. Class I shares are not subject to upfront selling commissions. Any upfront selling commissions for the Class S shares and Class D shares sold in the offering will be deducted from the purchase price. Class S, Class D and Class I shares were offered at initial purchase prices per shares of $10.35, $10.15 and $10.00, respectively. Currently, the purchase price per share for each class of common stock varies, but will not be sold at a price below our net asset value per share of such class, as determined in accordance with our share pricing policy, plus applicable upfront selling commissions. We also engage in private placements of our common stock.
Since meeting the minimum offering requirement and commencing our continuous public offering through March 31, 2024, we have issued 373,781,589 shares of Class S common stock, 79,652,941 shares of Class D common stock, and 644,767,597 shares of Class I common stock for gross proceeds, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, of $3.50 billion, $0.74 billion, and $5.98 billion, respectively, including $1,000 of seed capital contributed by our Adviser in September 2020, approximately $25.0 million in gross proceeds raised from an entity affiliated with the Adviser, and 36,013,591 shares of our Class I common stock issued in a private placement issued to feeder vehicles primarily created to hold our Class I shares for gross proceeds of approximately $0.34 billion. The Adviser, the entity affiliated with the Adviser, and their permitted assignees may not engage in any transaction that would result in the effective economic disposition of the Class I shares.

Our Adviser also serves as investment adviser to Blue Owl Capital Corporation and Blue Owl Capital Corporation II.
Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies. Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OTCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which also are registered investment advisers. As of March 31, 2024, the Adviser and its affiliates had $91.29 billion of assets under management across Blue Owl’s Credit platform.
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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through March 31, 2024, our Adviser and its affiliates have originated $99.59 billion aggregate principal amount of investments, of which $95.77 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity. Except for our specialty financing portfolio investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder. We intend, under normal circumstances, to invest directly, or indirectly through our investments in OCIC SLF LLC (f/k/a Blue Owl Credit Income Senior Loan Fund) (“OCIC SLF”) or any similarly situated companies, at least 80% of the value of our total assets in credit investments. We define “credit” to mean debt investments made in exchange for regular interest payments.

We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.50 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself. We generally seek to invest in upper middle-market companies with a loan-to-value ratio of 50% or below.

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

We target portfolio companies where we can structure larger transactions that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio). As of March 31, 2024, our average investment size in each of our portfolio companies was approximately $61.0 million based on fair value. As of March 31, 2024, excluding the investment in OCIC SLF and certain investments that fall outside our typical borrower profile, our portfolio companies representing

87.2% of our total debt portfolio based on fair value, had weighted average annual revenue of $1.0 billion, weighted average annual EBITDA of $247.0 million, an average interest coverage of 1.8x and an average net loan-to-value of 38.5%.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2024, 98.4% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

Our investment portfolio consists of floating rate loans, and our credit facility bears interest at a floating rate. Macro trends in base interest rates like SOFR and any other alternative reference rates may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends. Generally, because our portfolio consists primarily of floating rate loans, we expect our earnings to benefit from a prolonged higher rate environment.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of March 31, 2024, the amount of Expense Support payments provided by our Adviser since inception is $9.4 million.

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

Limited Availability of Capital for Middle Market Companies. The middle market is a large addressable market. According to GE Capital’s National Center for the Middle Market Year-End 2023 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1.00 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that regulatory and structural factors, industry consolidation and general risk aversion, limit the amount of traditional financing available to U.S. middle market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there are a lack of market participants that are willing to hold meaningful amounts of certain middle market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle market, present an attractive opportunity to invest in middle market companies.

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

Portfolio and Investment Activity

As of March 31, 2024, based on fair value, our portfolio consisted of 85.4% first lien senior secured debt investments (of which 40.6% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 5.0% second-lien senior secured debt investments, 1.3% unsecured debt investments, 1.6% joint ventures, 3.9% preferred equity investments, and 2.8% common equity investments.

As of March 31, 2024, our weighted average total yield of the portfolio at fair value and amortized cost was 11.2% and 11.3%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 11.4% and 11.5%, respectively. Refer to our weighted average yields and interest rates table for more information on our calculation of weighted average yields. As of March 31, 2024, the weighted average spread of total debt investments was 5.7%.

As of March 31, 2024 we had investments in 311 portfolio companies with an aggregate fair value of $18.99 billion. As of March 31, 2024, we had net leverage of 0.82x debt-to-equity and we target net leverage of 0.90x-1.25x debt-to-equity.

The current lending environment has seen an increase in public market activity and merger and acquisition activity is currently limited. As a result, repayments have increased. We expect origination activity to increase in the future because of the amount of undeployed capital private equity firms have available and as there is further clarity on the interest rate environment.

The credit quality of our portfolio has been consistent. We continue to focus on investing in recession resistant industries that we are familiar with, including service-oriented sectors such as software, insurance, food and beverage and healthcare, all of which serve diversified and durable end markets. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers have a weighted average EBITDA of $247.0 million and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl continues to invest in transactions in excess of $1.00 billion in size, which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protections. We are continuing to monitor the effect that a continued elevated interest rate environment, may have on our portfolio companies and our investment activities.

Many of the companies in which we invest are continuing to see modest growth in both revenues and EBITDA. However, in the event of further geopolitical, economic and financial market instability in the U.S. and elsewhere, or in the event of continued high interest rates, it is possible that the results of some of the middle market companies similar to those in which we invest could be challenged. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
We also continue to invest in OCIC SLF and in specialty financing portfolio companies, including Fifth Season Investments LLC (“Fifth Season”), LSI Financing DAC 1 (“LSI Financing”), and AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”) and have seen a meaningful increase in the value of some of these strategic equity positions. In the future we may invest through additional specialty finance portfolio companies, joint ventures, partnerships or other special purpose vehicles.See “Specialty Financing Portfolio Companies.” These companies may use our capital to support acquisitions which could continue to lead to increased dividend income across well-diversified underlying portfolios.

Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
New investment commitments
Gross originations	$3,937,343	$645,489
Less: Sell downs	(67,500)	—
Total new investment commitments	$3,869,843	$645,489
Principal amount of investments funded:
First-lien senior secured debt investments	$3,108,053	$478,275
Second-lien senior secured debt investments	21,500	—
Joint ventures	35,000	40,906
Preferred equity investments	—	88,910
Common equity investments	69,408	5,356
Total principal amount of investments funded	$3,233,961	$613,448
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$811,294	$(28,353)
Second-lien senior secured debt investments	251,684	—
Unsecured debt investments	—	(3)
Preferred equity investments	2,194	—
Total principal amount of investments sold or repaid	$1,065,172	$(28,356)
Number of new investment commitments in new portfolio companies(1)	37	15
Average new investment commitment amount in new portfolio companies	52,452	23,871
Weighted average term for new investment commitments (in years)	5.9	5.3
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	—%	—%
Weighted average interest rate of new debt investment commitments(2)(3)	10.5%	10.8%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	5.2%	5.9%

(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)For the three months ended March 31, 2024, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.30% as of March 31, 2024.

(3)For the three months ended March 31, 2023, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.91% as of March 31, 2023.

Investments at fair value and amortized cost consisted of the below as of the following periods:

	March 31, 2024			December 31, 2023
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$16,164,363	$16,212,721	(5)	$13,742,305	$13,788,717	(6)
Second-lien senior secured debt investments	973,206	949,983		1,199,591	1,184,755
Unsecured debt investments	247,320	246,741		242,352	244,661
Preferred equity investments(2)	732,760	743,606		709,751	721,545
Common equity investments(3)	486,367	527,232		416,011	448,974
Joint ventures(4)	296,433	305,676		261,433	273,441
Total Investments	$18,900,449	$18,985,959		$16,571,443	$16,662,093

(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing.
(3)Includes equity investments in Amergin AssetCo and Fifth Season.
(4)Includes equity investment in OCIC SLF.
(5)40.6% of which we consider unitranche loans.
(6)44.6% of which we consider unitranche loans.

The table below describes investments by industry composition based on fair value as of the following periods:

	March 31, 2024	December 31, 2023
Advertising and media	3.2%	1.9%
Aerospace and defense	0.4	0.5
Asset based lending and fund finance(1)	1.5	1.7
Automotive services(2)	0.8	0.7
Automotive aftermarket(2)	0.2	0.2
Buildings and real estate	3.2	3.6
Business services	5.0	5.5
Chemicals	1.4	1.6
Consumer products	1.8	2.0
Containers and packaging	3.0	3.2
Distribution	2.8	3.0
Education	0.9	0.8
Energy equipment and services	0.6	—
Financial services	3.4	3.1
Food and beverage	5.3	5.7
Healthcare equipment and services	4.6	4.8
Healthcare providers and services	13.2	14.8
Healthcare technology	4.8	4.3
Household products	1.7	1.9
Human resource support services	1.1	1.0
Infrastructure and environmental services	1.9	1.6
Insurance(3)	9.7	9.7
Internet software and services	12.9	12.8
Joint ventures(4)	1.6	1.6
Leisure and entertainment	0.7	0.8
Manufacturing	3.9	5.0
Pharmaceuticals(5)	1.1	0.5

	March 31, 2024	December 31, 2023
Professional services	5.1	4.4
Specialty retail	2.2	1.9
Telecommunications	1.2	0.4
Transportation	0.8	1.0
Total	100.0%	100.0%

(1)Includes investment in Amergin AssetCo.
(2)This was disclosed as “Automotive” as of December 31, 2023.
(3)Includes equity investment in Fifth Season.
(4)Includes equity investment in OCIC SLF.
(5)Includes equity investment in LSI Financing.

The table below describes investments by geographic composition based on fair value as of the following periods:

	March 31, 2024	December 31, 2023
United States:
Midwest	22.1%	23.3%
Northeast	18.3	17.7
South	32.1	31.3
West	18.6	18.5
International	8.9	9.2
Total	100.0%	100.0%

The table below describes the weighted average yields and interest rates of our investments at fair value as of the following periods:

	March 31, 2024	December 31, 2023
Weighted average total yield of portfolio(1)	11.2%	11.4%
Weighted average total yield of debt and income producing securities(1)	11.4%	11.6%
Weighted average interest rate of debt securities	11.0%	11.2%
Weighted average spread over base rate of all floating rate investments	5.7%	5.9%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	March 31, 2024		December 31, 2023
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$1,331,253	7.0%	$942,463	5.7%
2	17,219,243	90.8	15,378,993	92.2
3	425,384	2.2	329,859	2.0
4	5,550	—	—	—
5	4,529	—	10,778	0.1
Total	$18,985,959	100.0%	$16,662,093	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of the following periods:

	March 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$17,380,418	100.0%	$15,172,755	99.9%
Non-accrual	4,471	0.0	11,493	0.1
Total	$17,384,889	100.0%	$15,184,248	100.0%

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

Specialty Financing Portfolio Companies

Amergin

Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of March 31, 2024, our commitment to Amergin AssetCo is $148.3 million, of which $62.1 million is equity and $86.2 million is debt. Our investment in Amergin is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Amergin AssetCo.

Fifth Season Investments LLC

Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity commitment to Fifth Season. As of March 31, 2024, our equity investment in Fifth Season was $225.9 million. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Fifth Season.

LSI Financing 1 DAC

LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial equity commitment to LSI Financing. As of March 31, 2024, the fair value of our investment in LSI Financing was $77.6 million. During the three months ended March 31, 2024, we increased our commitment to LSI Financing by $129.6 million. Our investment in LSI Financing is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC.

OCIC SLF LLC

OCIC SLF LLC (f/k/a Blue Owl Credit Income Senior Loan Fund LLC) (“OCIC SLF”), a Delaware limited liability company, was formed as a wholly-owned subsidiary of the Company and commenced operations on February 14, 2022. On November 2, 2022, the Company and State Teachers Retirement System of Ohio (“OSTRS” and together with the Company, the “Members” and each, a “Member”) entered into an Amended and Restated Limited Liability Company Agreement to co-manage OCIC SLF as a joint-venture. OCIC SLF’s principal purpose is to make investments, primarily in senior secured loans that are made to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. The Company and OSTRS have agreed to contribute $437.5 million and $62.5 million, respectively, to OCIC SLF. The Company and OSTRS have 87.5% and 12.5% economic ownership, respectively, in OCIC SLF. Except under certain circumstances, contributions to OCIC SLF cannot be redeemed. OCIC SLF is managed by a board consisting of an equal number of representatives appointed by each Member and which acts unanimously. Investment decisions must be approved unanimously by an investment committee consisting of an equal number of representative appointed by each Member.

Prior to the Effective Date, OCIC SLF’s wholly owned subsidiaries, ORCIC JV WH LLC and ORCIC JV WH II entered into revolving loan facilities (the “OCIC SLF SPV Asset Facilities”) and in connection therewith entered into master sale and participation agreements pursuant to which we contributed certain collateral assets to the Subsidiaries and such collateral assets became collateral under the OCIC SLF SPV Asset Facilities (the “OCIC SLF SPV Asset Facility Assets”).

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

As of March 31, 2024 and December 31, 2023, OCIC SLF had total investments in senior secured debt at fair value, as determined by an independent valuation firm, of $1.49 billion and $1.15 billion, respectively. The determination of fair value is in accordance with FASB ASC 820, as amended; however, such fair value is not included in our valuation process. The following table is a summary of OCIC SLF’s portfolio as well as a listing of the portfolio investments in OCIC SLF’s portfolio as of the following periods:

($ in thousands)	March 31, 2024	December 31, 2023
Total senior secured debt investments(1)	$1,507,582	$1,157,358
Weighted average spread over base rate(1)	3.7%	3.8%
Number of portfolio companies	221	192
Largest funded investment to a single borrower(1)	$18,515	$14,420

(1)At par.

OCIC SLF LLC’s Portfolio as of March 31, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Debt Investments
Advertising and media
Fleet U.S. Bidco Inc. (dba Argus Media)(5)(8)	First lien senior secured loan	SR +	3.25%	02/2031	7,249	$7,216	$7,249	2.1%
						7,216	7,249	2.1%
Aerospace and defense
American Airlines, Inc.(7)	First lien senior secured loan	SR +	2.75%	02/2028	1,980	$1,949	$1,978	0.6%
Avolon TLB Borrower 1 (US) LLC(5)	First lien senior secured loan	SR +	2.00%	06/2028	5,487	5,449	5,486	1.6%
Bleriot US Bidco, Inc.(6)	First lien senior secured loan	SR +	4.00%	10/2028	8,207	8,143	8,233	2.4%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(5)	First lien senior secured loan	SR +	3.50%	08/2028	9,030	8,992	9,040	2.5%
KBR, Inc(6)	First lien senior secured loan	SR +	2.25%	01/2031	2,887	2,882	2,891	0.8%
Peraton Corp.(5)	First lien senior secured loan	SR +	3.75%	02/2028	12,425	12,202	12,402	3.5%
Transdigm Inc.(6)	First lien senior secured loan	SR +	2.75%	08/2028	2,973	2,968	2,982	0.8%
Transdigm Inc.(6)	First lien senior secured loan	SR +	3.25%	02/2031	4,988	4,976	5,010	1.4%
Transdigm Inc.(6)	First lien senior secured loan	SR +	2.75%	02/2030	2,370	2,352	2,374	0.7%
United Airlines, Inc.(6)	First lien senior secured loan	SR +	2.75%	02/2031	2,000	1,990	2,000	0.6%
Vertex Aerospace Services Corp. (dba V2X)(5)	First lien senior secured loan	SR +	3.25%	12/2028	2,985	2,984	2,990	0.9%
						54,887	55,386	15.8%
Automotive services
Belron Finance US LLC(6)	First lien senior secured loan	SR +	2.25%	04/2029	1,244	$1,238	$1,244	0.4%
First Brands Group LLC(6)	First lien senior secured loan	SR +	5.00%	03/2027	3,991	3,962	3,989	1.1%
Mister Car Wash Holdings, Inc.(5)	First lien senior secured loan	SR +	3.00%	03/2031	5,143	5,144	5,152	1.5%
PAI Holdco, Inc.(6)(8)	First lien senior secured loan	SR +	3.75%	10/2027	6,545	6,149	6,168	1.8%
Wand Newco 3, Inc. (dba Caliber )(5)	First lien senior secured loan	SR +	3.75%	01/2031	3,324	3,318	3,332	0.9%

OCIC SLF LLC’s Portfolio as of March 31, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
						19,811	19,885	5.7%
Buildings and real estate
84 Lumber Company(5)	First lien senior secured loan	SR +	2.75%	11/2030	5,199	$5,176	$5,210	1.5%
American Builders & Contractors Supply Co., Inc.(6)	First lien senior secured loan	SR +	2.00%	01/2031	3,107	3,105	3,107	0.9%
American Residential Services, LLC(6)	First lien senior secured loan	SR +	3.50%	10/2027	4,477	4,477	4,468	1.3%
Beacon Roofing Supply, Inc.(5)	First lien senior secured loan	SR +	2.25%	05/2028	1,232	1,229	1,233	0.4%
Core & Main LP(6)(8)	First lien senior secured loan	SR +	2.25%	02/2031	6,082	6,053	6,067	1.7%
CPG International LLC(5)	First lien senior secured loan	SR +	2.50%	04/2029	6,877	6,850	6,883	2.0%
Cushman & Wakefield U.S. Borrower, LLC(5)(8)	First lien senior secured loan	SR +	4.00%	01/2030	8,978	8,821	8,978	2.6%
Cushman & Wakefield U.S. Borrower, LLC(5)	First lien senior secured loan	SR +	2.75%	08/2025	183	181	182	0.1%
Dodge Construction Network, LLC(6)(8)	First lien senior secured loan	SR +	4.75%	02/2029	5,207	4,495	4,218	1.2%
EMRLD Borrower LP (dba Emerson Climate Technologies, Inc.)(5)	First lien senior secured loan	SR +	2.50%	05/2030	9,233	9,225	9,224	2.6%
Greystar Real Estate Partners, LLC (dba Greystar)(6)(8)	First lien senior secured loan	SR +	3.25%	08/2030	7,963	7,866	7,863	2.2%
GYP Holdings III Corp.(6)	First lien senior secured loan	SR +	2.25%	05/2030	1,995	1,986	1,994	0.6%
Kodiak BP LLC(6)(8)	First lien senior secured loan	SR +	3.75%	03/2028	6,451	6,420	6,419	1.8%
MIWD Holdco II LLC(6)	First lien senior secured loan	SR +	3.50%	03/2031	7,714	7,677	7,744	2.2%
Quikrete Holdings, Inc.(6)	First lien senior secured loan	SR +	2.63%	02/2027	2,657	2,666	2,656	0.8%
Quikrete Holdings, Inc.(6)(8)	First lien senior secured loan	SR +	2.50%	03/2031	4,398	4,387	4,387	1.2%
Quikrete Holdings, Inc.(5)	First lien senior secured loan	SR +	2.75%	03/2029	1,985	1,985	1,985	0.6%
RealPage, Inc.(5)	First lien senior secured loan	SR +	3.00%	04/2028	13,405	12,957	13,033	3.7%
Wrench Group LLC(6)	First lien senior secured loan	SR +	4.00%	10/2028	11,660	11,645	11,689	3.3%
						107,201	107,340	30.7%
Business services
ASGN, Inc.(6)	First lien senior secured loan	SR +	1.75%	08/2030	995	$993	$995	0.3%
Boxer Parent Company Inc. (f/k/a BMC)(5)	First lien senior secured loan	SR +	4.25%	12/2028	9,100	9,042	9,151	2.6%
BrightView Landscapes, LLC(6)	First lien senior secured loan	SR +	3.00%	04/2029	6,519	6,369	6,519	1.9%
Brown Group Holdings, LLC(6)	First lien senior secured loan	SR +	3.00%	07/2029	5,392	5,370	5,389	1.6%
ConnectWise, LLC(6)	First lien senior secured loan	SR +	3.50%	09/2028	10,414	9,967	10,404	3.0%
Conservice Midco, LLC(5)	First lien senior secured loan	SR +	4.00%	05/2027	998	998	1,000	0.3%
IDEMIA Group SAS(6)(8)	First lien senior secured loan	SR +	4.25%	09/2028	4,990	4,983	5,002	1.4%
MKS Instruments, Inc.(6)	First lien senior secured loan	SR +	2.50%	08/2029	2,955	2,950	2,954	0.8%
Packers Holdings, LLC(5)	First lien senior secured loan	SR +	3.25%	03/2028	3,918	2,718	2,483	0.7%
POLARIS PURCHASER, INC. (dba Plusgrade)(6)(8)	First lien senior secured loan	SR +	4.50%	03/2031	7,568	7,494	7,492	2.1%
Sitel Worldwide Corp.(5)	First lien senior secured loan	SR +	3.75%	08/2028	6,921	6,830	5,916	1.7%
Vestis Corp(6)	First lien senior secured loan	SR +	2.25%	02/2031	4,571	4,561	4,566	1.3%
VM Consolidated, Inc.(6)	First lien senior secured loan	SR +	2.75%	03/2028	2,100	2,091	2,107	0.6%
						64,366	63,978	18.3%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(5)(8)	First lien senior secured loan	SR +	4.75%	11/2027	7,451	$7,256	$7,434	2.1%
Axalta Coating Systems US Holdings Inc.(6)	First lien senior secured loan	SR +	2.00%	12/2029	5,117	5,118	5,121	1.5%
Blue Tree Holdings, Inc.(6)	First lien senior secured loan	SR +	2.50%	03/2028	3,954	3,923	3,938	1.1%
Cyanco Intermediate 2 Corp.(5)	First lien senior secured loan	SR +	4.75%	07/2028	5,117	5,055	5,132	1.5%
DCG Acquisition Corp.(5)	First lien senior secured loan	SR +	4.50%	09/2026	10,022	10,000	10,003	2.9%
H.B. Fuller Company(6)	First lien senior secured loan	SR +	2.00%	02/2030	1,741	1,739	1,742	0.5%
Ineos US Finance LLC(5)	First lien senior secured loan	SR +	3.75%	11/2027	2,970	2,888	2,971	0.8%
Ineos US Finance LLC(5)	First lien senior secured loan	SR +	3.50%	02/2030	3,477	3,445	3,473	1.0%
Ineos US Finance LLC(6)	First lien senior secured loan	SR +	3.75%	01/2031	4,000	3,963	4,003	1.1%
Ineos US Petrochem LLC(5)	First lien senior secured loan	SR +	3.75%	03/2030	5,975	5,934	5,956	1.7%
Nouryon Finance B.V.(5)	First lien senior secured loan	SR +	4.00%	04/2028	2,481	2,462	2,487	0.7%

OCIC SLF LLC’s Portfolio as of March 31, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Nouryon Finance B.V.(6)	First lien senior secured loan	SR +	4.00%	10/2025	7,766	7,711	7,778	2.2%
Windsor Holdings III LLC(6)	First lien senior secured loan	SR +	4.00%	08/2030	10,709	10,643	10,729	3.1%
						70,137	70,767	20.2%
Consumer products
HomeServe USA Holding Corp.(5)	First lien senior secured loan	SR +	3.00%	10/2030	5,500	$5,464	$5,513	1.6%
Olaplex, Inc.(5)	First lien senior secured loan	SR +	3.50%	02/2029	5,207	4,892	4,818	1.4%
						10,356	10,331	3.0%
Containers and packaging
Berlin Packaging L.L.C.(5)	First lien senior secured loan	SR +	3.75%	03/2028	12,470	$12,130	$12,478	3.6%
BW Holding, Inc.(6)	First lien senior secured loan	SR +	4.00%	12/2028	7,669	7,566	7,165	2.0%
Charter NEX US, Inc.(5)	First lien senior secured loan	SR +	3.50%	12/2027	4,916	4,885	4,924	1.4%
Plaze, Inc.(5)	First lien senior secured loan	SR +	3.75%	08/2026	6,842	6,681	6,722	1.9%
Pregis Topco LLC(5)	First lien senior secured loan	SR +	3.75%	07/2026	5,984	5,965	5,990	1.7%
ProAmpac PG Borrower LLC(6)	First lien senior secured loan	SR +	4.50%	11/2028	12,222	12,150	12,228	3.5%
Ring Container Technologies Group, LLC(5)	First lien senior secured loan	SR +	3.50%	08/2028	9,639	9,498	9,655	2.8%
SupplyOne, Inc.(6)(8)	First lien senior secured loan	SR +	4.25%	04/2031	7,357	7,284	7,320	2.1%
Tricorbraun Holdings, Inc.(5)	First lien senior secured loan	SR +	3.25%	03/2028	14,103	13,724	13,927	4.0%
						79,883	80,409	23.0%
Distribution
Aramsco, Inc.(6)	First lien senior secured loan	SR +	4.75%	10/2030	8,515	$8,350	$8,529	2.4%
Aramsco, Inc.(6)(9)	First lien senior secured delayed draw term loan	SR +	4.75%	10/2030	—	—	—	—%
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(5)	First lien senior secured loan	SR +	4.00%	01/2027	9,765	9,738	9,769	2.8%
Dealer Tire Financial, LLC(5)(8)	First lien senior secured loan	SR +	3.75%	12/2027	5,905	5,884	5,934	1.7%
Foundation Building Materials, Inc.(6)	First lien senior secured loan	SR +	4.00%	11/2028	8,523	8,439	8,552	2.5%
SRS Distribution, Inc.(5)	First lien senior secured loan	SR +	3.50%	06/2028	11,500	10,950	11,570	3.3%
White Cap Supply Holdings, LLC(5)	First lien senior secured loan	SR +	3.75%	10/2027	13,269	12,898	13,304	3.8%
						56,259	57,658	16.5%
Education
Renaissance Learning, Inc.(5)	First lien senior secured loan	SR +	4.25%	04/2030	11,459	$11,380	$11,474	3.3%
Severin Acquisition, LLC (dba Powerschool)(6)	First lien senior secured loan	SR +	3.00%	08/2025	8,438	8,361	8,450	2.4%
Sophia, L.P.(5)	First lien senior secured loan	SR +	3.50%	10/2029	12,664	12,540	12,712	3.6%
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(6)	First lien senior secured loan	SR +	4.50%	10/2030	8,641	8,611	8,671	2.5%
						40,892	41,307	11.8%
Energy equipment and services
AMG Advanced Metallurgical Group N.V(5)	First lien senior secured loan	SR +	3.50%	11/2028	3,421	$3,409	$3,402	1.0%
AZZ Inc.(5)	First lien senior secured loan	SR +	3.25%	05/2029	10,131	10,094	10,167	2.9%
Brookfield WEC Holdings Inc.(6)	First lien senior secured loan	SR +	2.75%	01/2031	11,690	11,640	11,673	3.3%
Calpine Construction Finance Company(5)	First lien senior secured loan	SR +	2.25%	07/2030	995	989	994	0.3%
Calpine Corporation(6)	First lien senior secured loan	SR +	2.00%	01/2031	5,123	5,105	5,090	1.5%
Pike Corp.(5)	First lien senior secured loan	SR +	3.00%	01/2028	5,300	5,219	5,314	1.5%
Rockwood Service Corp.(5)	First lien senior secured loan	SR +	4.25%	01/2027	6,449	6,436	6,463	1.8%
						42,892	43,103	12.3%
Financial services
Acuris Finance US, Inc. (ION Analytics) (6)	First lien senior secured loan	SR +	4.00%	02/2028	6,847	$6,747	$6,832	2.0%
AllSpring Buyer(6)	First lien senior secured loan	SR +	3.75%	11/2028	7,917	7,880	7,905	2.3%
Ascensus Holdings, Inc.(5)	First lien senior secured loan	SR +	3.50%	08/2028	2,992	2,971	2,977	0.9%
Boost Newco Borrower, LLC (dba WorldPay)(6)	First lien senior secured loan	SR +	3.00%	01/2031	12,000	11,946	12,032	3.4%
Citadel Securities, LP(6)	First lien senior secured loan	SR +	2.25%	07/2030	9,944	9,919	9,931	2.8%
Citco Funding LLC(6)	First lien senior secured loan	SR +	3.25%	04/2028	6,219	6,191	6,224	1.8%

OCIC SLF LLC’s Portfolio as of March 31, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Deerfield Dakota Holdings(6)	First lien senior secured loan	SR +	3.75%	04/2027	9,801	9,500	9,748	2.8%
Focus Financial Partners, LLC(6)	First lien senior secured loan	SR +	2.75%	06/2028	7,910	7,781	7,881	2.3%
Guggenheim Partners Investment Management Holdings, LLC(6)	First lien senior secured loan	SR +	3.25%	12/2029	4,938	4,863	4,953	1.4%
Harbourvest Partners, L.P.(6)(8)	First lien senior secured loan	SR +	2.50%	04/2030	2,494	2,473	2,494	0.6%
Jane Street Group, LLC(6)	First lien senior secured loan	SR +	2.50%	01/2028	4,471	4,456	4,472	1.3%
Janus International Group, LLC(6)	First lien senior secured loan	SR +	3.25%	08/2030	4,975	4,948	4,989	1.4%
Kestra Advisor Services Holdings A Inc(6)	First lien senior secured loan	SR +	4.00%	03/2031	6,571	6,556	6,583	1.9%
MARINER WEALTH ADVISORS, LLC(6)(8)	First lien senior secured loan	SR +	3.25%	08/2028	1,578	1,578	1,578	0.5%
OneDigital Borrower LLC(5)	First lien senior secured loan	SR +	4.25%	11/2027	5,896	5,900	5,889	1.7%
Saphilux S.a.r.L (dba IQ EQ)(6)(8)	First lien senior secured loan	SR +	4.00%	07/2028	10,474	10,366	10,500	3.0%
Teneo Holdings LLC(5)	First lien senior secured loan	SR +	4.75%	03/2031	12,875	12,746	12,892	3.7%
TMF Sapphire Bidco B.V.(6)	First lien senior secured loan	SR +	4.00%	05/2028	2,494	2,454	2,498	0.7%
USI, Inc.(6)	First lien senior secured loan	SR +	3.25%	09/2030	3,295	3,288	3,296	0.9%
						122,563	123,674	35.4%
Food and beverage
1011778 BC / NEW RED FIN (dba Restaurant Brands)(5)	First lien senior secured loan	SR +	2.25%	09/2030	2,993	$2,980	$2,990	0.9%
AI Aqua Merger Sub, Inc. (dba Culligan International)(5)	First lien senior secured loan	SR +	3.75%	07/2028	4,565	4,552	4,570	1.3%
AI Aqua Merger Sub, Inc. (dba Culligan International)(6)(9)(10)	First lien senior secured delayed draw term loan	SR +	4.25%	07/2028	7,179	6,953	7,188	2.1%
Aramark Services, Inc.(6)	First lien senior secured loan	SR +	2.00%	06/2030	1,985	1,970	1,984	0.6%
Aspire Bakeries Holdings, LLC(5)	First lien senior secured loan	SR +	4.25%	12/2030	5,000	4,952	5,009	1.4%
Balrog Acquisition, Inc. (dba Bakemark)(5)	First lien senior secured loan	SR +	4.00%	09/2028	10,846	10,735	10,824	3.1%
Fiesta Purchaser, Inc. (dba Shearer's Foods)(5)	First lien senior secured loan	SR +	4.00%	02/2031	8,498	8,426	8,507	2.4%
IRB Holding Corp (dba Inspire Brands, Inc.)(6)	First lien senior secured loan	SR +	2.75%	12/2027	1,723	1,724	1,723	0.5%
Pegasus BidCo B.V.(6)(8)	First lien senior secured loan	SR +	3.75%	07/2029	12,409	11,988	12,409	3.5%
Simply Good Foods USA, Inc.(5)	First lien senior secured loan	SR +	2.50%	03/2027	2,857	2,839	2,851	0.8%
Utz Quality Foods, LLC(6)	First lien senior secured loan	SR +	3.00%	01/2028	2,105	2,106	2,108	0.6%
Whatabrands LLC (dba Whataburger Restaurants LLC)(6)	First lien senior secured loan	SR +	3.25%	08/2028	1,995	1,991	1,995	0.6%
						61,216	62,158	17.8%
Healthcare equipment and services
Confluent Medical Technologies, Inc.(6)(8)	First lien senior secured loan	SR +	3.75%	02/2029	9,664	$9,547	$9,664	2.8%
Curium BidCo S.A.R.L (dba Curium Pharma)(6)(8)	First lien senior secured loan	SR +	4.50%	07/2029	8,027	8,022	8,027	2.2%
Dermatology Intermediate Holdings III, Inc.(6)	First lien senior secured loan	SR +	4.25%	03/2029	13,881	13,730	13,541	3.9%
Medline Borrower, LP(5)	First lien senior secured loan	SR +	3.00%	10/2028	3,878	3,473	3,887	1.1%
Natus Medical, Inc.(6)(8)	First lien senior secured loan	SR +	5.50%	07/2029	4,444	4,174	4,155	1.2%
Nexstar Broadcasting, Inc.(5)	First lien senior secured loan	SR +	2.50%	09/2026	4,300	4,302	4,299	1.2%
Resonetics, LLC(6)	First lien senior secured loan	SR +	4.00%	04/2028	8,571	8,504	8,571	2.5%
Zest Acquisition Corp.(5)(8)	First lien senior secured loan	SR +	5.50%	02/2028	9,415	9,169	9,344	2.7%
						60,921	61,488	17.6%
Healthcare providers and services
Covetrus, Inc.(6)	First lien senior secured loan	SR +	5.00%	10/2029	9,405	$8,925	$9,409	2.7%
HAH Group Holding Company LLC (dba Help at Home)(5)(8)	First lien senior secured loan	SR +	5.00%	10/2027	3,790	3,762	3,790	1.1%
HAH Group Holding Company LLC (dba Help at Home)(5)(8)	First lien senior secured loan	SR +	5.00%	10/2027	7,450	7,425	7,413	2.1%
Inception Finco S.à.r.l (dba IVI RMA)(6)	First lien senior secured loan	SR +	4.50%	03/2031	5,571	5,545	5,565	1.6%
Inizio Group Limited (dba UDG Healthcare)(6)	First lien senior secured loan	SR +	4.25%	08/2028	4,731	4,691	4,719	1.3%

OCIC SLF LLC’s Portfolio as of March 31, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
LSCS Holdings, Inc.(5)	First lien senior secured loan	SR +	4.50%	12/2028	9,829	9,655	9,657	2.8%
Pacific Dental Services, LLC(6)(8)	First lien senior secured loan	SR +	3.25%	03/2031	7,786	7,767	7,766	2.2%
Pediatric Associates Holding Company, LLC(5)(8)	First lien senior secured loan	SR +	4.50%	12/2028	3,013	2,871	2,742	0.8%
Pediatric Associates Holding Company, LLC(5)(8)	First lien senior secured loan	SR +	3.25%	12/2028	7,858	7,508	6,935	2.0%
Phoenix Guarantor Inc(6)	First lien senior secured loan	SR +	3.25%	02/2031	14,672	14,529	14,473	4.1%
Phoenix Newco, Inc. (dba Parexel)(5)	First lien senior secured loan	SR +	3.25%	11/2028	7,350	7,147	7,364	2.1%
Physician Partners, LLC(6)	First lien senior secured loan	SR +	4.00%	12/2028	11,819	11,289	8,762	2.5%
Select Medical Corp.(5)	First lien senior secured loan	SR +	3.00%	03/2027	2,872	2,860	2,874	0.8%
Surgery Center Holdings, Inc.(5)	First lien senior secured loan	SR +	3.50%	12/2030	3,416	3,397	3,430	1.0%
Team Services Group, LLC(7)	First lien senior secured loan	SR +	5.00%	12/2027	6,227	6,197	6,212	1.8%
						103,568	101,111	28.9%
Healthcare technology
Bracket Intermediate Holding Corp.(6)	First lien senior secured loan	SR +	5.00%	05/2028	9,811	$9,678	$9,825	2.8%
Cotiviti, Inc.(6)	First lien senior secured loan	SR +	3.25%	03/2031	7,333	7,298	7,321	2.1%
Ensemble RCM, LLC(6)	First lien senior secured loan	SR +	3.00%	08/2029	6,649	6,619	6,661	1.9%
Gainwell Acquisition Corp.(6)	First lien senior secured loan	SR +	4.00%	10/2027	2,305	2,251	2,201	0.6%
GHX Ultimate Parent Corporation (dba Global Healthcare Exchange)(6)(8)	First lien senior secured loan	SR +	4.00%	06/2027	5,970	5,924	6,000	1.8%
Imprivata, Inc.(6)(8)	First lien senior secured loan	SR +	4.25%	12/2027	9,640	9,497	9,645	2.8%
Imprivata, Inc.(6)(8)	First lien senior secured loan	SR +	3.50%	12/2027	8,875	8,875	8,875	2.5%
IQVIA, Inc.(6)	First lien senior secured loan	SR +	2.00%	01/2031	2,106	2,107	2,114	0.6%
PointClickCare Technologies Inc.(6)	First lien senior secured loan	SR +	3.00%	12/2027	1,980	1,955	1,982	0.6%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(5)	First lien senior secured loan	SR +	3.50%	03/2028	7,459	7,427	7,445	2.1%
R1 RCM Inc.(5)	First lien senior secured loan	SR +	3.00%	06/2029	6,770	6,714	6,785	1.9%
Waystar Technologies, Inc. (F/K/A Navicure, Inc.)(5)	First lien senior secured loan	SR +	4.00%	10/2029	3,486	3,485	3,492	1.0%
Zelis Cost Management Buyer, Inc.(5)	First lien senior secured loan	SR +	2.75%	09/2029	12,403	12,354	12,395	3.5%
						84,184	84,741	24.2%
Household products
Samsonite International S.A.(5)	First lien senior secured loan	SR +	2.75%	06/2030	1,985	$1,976	$1,989	0.6%
						1,976	1,989	0.6%
Human resource support services
AQ Carver Buyer, Inc. (dba CoAdvantage)(6)	First lien senior secured loan	SR +	5.50%	08/2029	7,560	$7,515	$7,568	2.2%
iSolved, Inc.(5)	First lien senior secured loan	SR +	4.00%	10/2030	6,234	6,175	6,262	1.8%
UKG Inc.(6)	First lien senior secured loan	SR +	3.50%	02/2031	9,540	9,532	9,586	2.7%
						23,222	23,416	6.7%
Infrastructure and environmental services
Madison IAQ, LLC(5)	First lien senior secured loan	SR +	3.25%	06/2028	5,604	$5,523	$5,592	1.6%
Osmose Utilities Services, Inc.(5)	First lien senior secured loan	SR +	3.25%	06/2028	7,014	6,616	6,909	2.0%
						12,139	12,501	3.6%
Insurance
Acrisure, LLC(5)	First lien senior secured loan	SR +	4.25%	02/2027	1,995	$2,006	$1,997	0.6%
Acrisure, LLC(5)	First lien senior secured loan	SR +	4.50%	12/2030	9,199	8,865	9,222	2.7%
AssuredPartners, Inc.(5)	First lien senior secured loan	SR +	3.50%	02/2031	11,679	11,534	11,686	3.3%
Broadstreet Partners, Inc.(5)	First lien senior secured loan	SR +	3.75%	01/2029	7,474	7,441	7,489	2.1%
Hub International(6)	First lien senior secured loan	SR +	3.25%	06/2030	6,990	6,995	6,991	2.0%
Hyperion Refinance S.a.r.l (dba Howden Group)(5)	First lien senior secured loan	SR +	4.00%	04/2030	3,960	3,817	3,972	1.1%
Hyperion Refinance S.a.r.l (dba Howden Group)(5)	First lien senior secured loan	SR +	3.50%	02/2031	10,224	10,175	10,225	2.9%
IMA Financial Group, Inc.(5)	First lien senior secured loan	SR +	3.75%	11/2028	5,691	5,672	5,696	1.6%
Truist Insurance Holdings, LLC(6)	First lien senior secured loan	SR +	3.25%	03/2031	7,357	7,339	7,345	2.2%
						63,844	64,623	18.5%

OCIC SLF LLC’s Portfolio as of March 31, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Internet software and services
Applied Systems, Inc.(6)	First lien senior secured loan	SR +	3.50%	02/2031	3,000	$2,997	$3,017	0.9%
Barracuda Parent, LLC(6)	First lien senior secured loan	SR +	4.50%	08/2029	10,468	10,107	10,397	3.0%
Cloud Software Group, Inc.(6)(8)	First lien senior secured loan	SR +	4.50%	03/2031	8,211	8,150	8,169	2.3%
Cloud Software Group, Inc.(6)	First lien senior secured loan	SR +	4.50%	03/2029	4,975	4,761	4,948	1.4%
Dayforce Inc(6)(8)	First lien senior secured loan	SR +	2.50%	03/2031	7,685	7,667	7,665	2.2%
Delta TopCo, Inc. (dba Infoblox, Inc.)(7)	First lien senior secured loan	SR +	3.75%	12/2027	12,338	11,694	12,344	3.5%
E2open, LLC(5)	First lien senior secured loan	SR +	3.50%	02/2028	8,318	8,225	8,317	2.4%
Idera, Inc.(6)	First lien senior secured loan	SR +	3.75%	03/2028	9,258	9,103	9,208	2.6%
Infinite Bidco LLC(6)	First lien senior secured loan	SR +	3.75%	03/2028	5,056	4,921	4,976	1.3%
McAfee Corp.(5)	First lien senior secured loan	SR +	3.75%	03/2029	6,246	6,015	6,239	1.8%
MeridianLink, Inc.(6)	First lien senior secured loan	SR +	3.00%	11/2028	4,819	4,803	4,814	1.4%
Mitnick Corporate Purchaser, Inc.(6)	First lien senior secured loan	SR +	4.50%	05/2029	7,862	7,420	7,508	2.1%
Perforce Software, Inc.(5)	First lien senior secured loan	SR +	3.75%	07/2026	4,951	4,771	4,896	1.4%
Project Alpha Intermediate Holding, Inc. (dba Qlik)(6)	First lien senior secured loan	SR +	4.75%	10/2030	10,000	9,856	10,047	2.9%
Project Sky Merger Sub, Inc.(6)	First lien senior secured loan	SR +	3.75%	10/2028	4,494	4,470	4,471	1.3%
Proofpoint, Inc.(5)	First lien senior secured loan	SR +	3.25%	08/2028	15,003	15,003	15,003	4.3%
Quartz Acquireco, LLC (dba Qualtrics)(6)	First lien senior secured loan	SR +	3.50%	06/2030	7,010	6,971	7,019	2.0%
SONICWALL US Holdings, Inc.(6)	First lien senior secured loan	SR +	5.00%	05/2028	9,000	8,714	8,922	2.7%
Sophos Holdings, LLC(5)	First lien senior secured loan	SR +	3.50%	03/2027	10,411	10,265	10,424	3.0%
The Dun & Bradstreet Corporation(5)	First lien senior secured loan	SR +	2.75%	01/2029	4,427	4,428	4,426	1.3%
UST Holdings, Ltd.(5)	First lien senior secured loan	SR +	3.50%	11/2028	8,516	8,496	8,469	2.4%
Vertiv Group Corp.(5)	First lien senior secured loan	SR +	2.50%	03/2027	517	518	518	0.1%
VS Buyer LLC(6)	First lien senior secured loan	SR +	3.25%	02/2027	2,961	2,961	2,960	0.8%
Webpros Luxembourg Sarl(6)(8)	First lien senior secured loan	SR +	4.00%	03/2031	6,857	6,840	6,840	2.0%
						169,156	171,597	49.1%
Investment funds and vehicle
Finco I, LLC(6)	First lien senior secured loan	SR +	3.00%	06/2029	4,970	$4,966	$4,975	1.4%
First Eagle Investments Management LLC(6)	First lien senior secured loan	SR +	3.00%	02/2029	6,554	6,457	6,480	1.9%
						11,423	11,455	3.3%
Leisure and entertainment
Delta 2 (Lux) SARL (dba Formula One)(6)	First lien senior secured loan	SR +	2.25%	01/2030	1,500	$1,497	$1,500	0.4%
						1,497	1,500	0.4%
Manufacturing
Altar Bidco, Inc.(7)	First lien senior secured loan	SR +	3.10%	02/2029	4,703	$4,526	$4,694	1.3%
Chariot Buyer LLC (dba Chamberlain Group)(5)	First lien senior secured loan	SR +	3.75%	11/2028	6,000	5,977	6,008	1.7%
Columbus McKinnon Corp.(6)(8)	First lien senior secured loan	SR +	2.50%	05/2028	444	442	445	0.1%
DXP Enterprises, Inc.(7)	First lien senior secured loan	SR +	4.75%	10/2030	10,382	10,228	10,375	3.1%
Engineered Machinery Holdings, Inc. (dba Duravant)(6)	First lien senior secured loan	SR +	3.75%	05/2028	11,508	11,431	11,460	3.3%
Entegris, Inc.(5)	First lien senior secured loan	SR +	2.50%	07/2029	1,592	1,593	1,592	0.5%
Filtration Group Corporation(5)	First lien senior secured loan	SR +	4.25%	10/2028	7,950	7,932	7,969	2.3%
Gates Global LLC(5)	First lien senior secured loan	SR +	3.00%	11/2029	1,980	1,955	1,985	0.6%
Pro Mach Group, Inc.(5)	First lien senior secured loan	SR +	3.75%	08/2028	14,420	14,046	14,464	4.1%
Refficiency Holdings, LLC (dba Legence)(5)	First lien senior secured loan	SR +	3.50%	12/2027	8,552	8,521	8,550	2.4%
STS Operating, Inc.(6)	First lien senior secured loan	SR +	4.00%	03/2031	9,571	9,525	9,590	2.7%
Summit Materials, LLC(6)	First lien senior secured loan	SR +	2.50%	01/2029	4,339	4,329	4,358	1.2%
Watlow Electric Manufacturing Company(6)	First lien senior secured loan	SR +	3.75%	03/2028	10,357	10,243	10,371	3.0%
Zekelman Industries Inc. (dba Zekelman Industries)(6)	First lien senior secured loan	SR +	2.25%	01/2031	9,217	9,194	9,218	2.6%
						99,942	101,079	28.9%

OCIC SLF LLC’s Portfolio as of March 31, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Pharmaceuticals
Fortrea Holdings Inc.(5)	First lien senior secured loan	SR +	3.75%	07/2030	5,386	$5,368	$5,399	1.5%
						5,368	5,399	1.5%
Professional services
Apex Group Treasury, LLC(6)	First lien senior secured loan	SR +	3.75%	07/2028	4,875	$4,724	$4,865	1.4%
Apex Group Treasury, LLC(6)(8)	First lien senior secured loan	SR +	5.00%	07/2028	7,213	7,004	7,213	2.1%
Arsenal AIC Parent, LLC (dba Arconic)(6)	First lien senior secured loan	SR +	3.75%	08/2030	7,220	7,192	7,237	2.0%
Camelot U.S. Acquisition 1 Co.(6)	First lien senior secured loan	SR +	2.75%	01/2031	7,180	7,165	7,175	2.1%
Corporation Service Company(5)	First lien senior secured loan	SR +	2.75%	11/2029	1,656	1,653	1,658	0.5%
Element Solutions, Inc.(6)	First lien senior secured loan	SR +	2.00%	12/2030	1,995	1,992	1,995	0.6%
Genuine Financial Holdings, LLC(5)	First lien senior secured loan	SR +	4.00%	09/2030	9,197	9,105	9,123	2.6%
Omnia Partners, LLC(6)	First lien senior secured loan	SR +	4.25%	07/2030	9,191	9,180	9,226	2.5%
Red Ventures, LLC(6)	First lien senior secured loan	SR +	3.00%	03/2030	2,327	2,306	2,315	0.7%
Skopima Merger Sub Inc.(5)	First lien senior secured loan	SR +	4.00%	05/2028	5,702	5,475	5,672	1.6%
Sovos Compliance, LLC(5)	First lien senior secured loan	SR +	4.50%	08/2028	13,406	13,079	13,271	3.8%
Thevelia (US) LLC (dba Tricor)(6)	First lien senior secured loan	SR +	3.75%	06/2029	2,993	2,993	2,994	0.9%
Vistage Worldwide, Inc.(6)	First lien senior secured loan	SR +	4.75%	07/2029	9,751	9,616	9,727	2.8%
						81,484	82,471	23.6%
Telecommunications
Cable One, Inc.(5)	First lien senior secured loan	SR +	2.00%	05/2028	4,767	$4,755	$4,718	1.3%
Ciena Corp.(5)	First lien senior secured loan	SR +	2.00%	10/2030	2,988	2,981	2,991	0.9%
Cogeco Communications (USA) II L.P.(5)	First lien senior secured loan	SR +	2.50%	09/2028	4,458	4,412	4,341	1.2%
Zayo Group Holdings, Inc.(5)	First lien senior secured loan	SR +	4.33%	03/2027	9,800	8,036	8,733	2.5%
						20,184	20,783	5.9%
Transportation
Echo Global Logistics, Inc.(5)	First lien senior secured loan	SR +	3.50%	11/2028	3,629	$3,575	$3,571	1.0%
KKR Apple Bidco, LLC(6)	First lien senior secured loan	SR +	3.50%	09/2028	2,192	2,189	2,197	0.6%
Uber Technologies, Inc.(6)	First lien senior secured loan	SR +	2.75%	03/2030	1,577	1,573	1,583	0.5%
						7,337	7,351	2.1%
Total Debt Investments						$1,483,924	$1,494,749	427.5%
Total Investments						$1,483,924	$1,494,749	427.5%

(1)Unless otherwise indicated, OCIC SLF’s investments are pledged as collateral supporting the amounts outstanding under OCIC SLF’s SPV Debt Facilities.
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
(5)The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2024 was 5.33%.
(6)The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2024 was 5.30%.
(7)The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2024 was 5.22%.
(8)Level 3 investment.
(9)Position or portion thereof is an unfunded loan commitment.
(10)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.

Blue Owl Credit Income Senior Loan Fund’s Portfolio as of December 31, 2023 (Amounts in thousands)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Debt Investments
Aerospace and defense
American Airlines, Inc.(7)	First lien senior secured loan	SR +	2.75%	02/2028	1,980	$1,947	$1,976	0.7%
Avolon TLB Borrower 1 (US) LLC(5)	First lien senior secured loan	SR +	2.50%	06/2028	9,490	9,413	9,505	3.1%
Barnes Group, Inc.(5)	First lien senior secured loan	SR +	3.00%	09/2030	6,484	6,437	6,497	2.1%
Bleriot US Bidco, Inc.(6)	First lien senior secured loan	SR +	4.00%	10/2028	5,927	5,847	5,946	2.0%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(5)	First lien senior secured loan	SR +	4.00%	08/2028	1,809	1,797	1,813	0.6%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(5)	First lien senior secured loan	SR +	4.00%	04/2026	4,221	4,194	4,229	1.4%
Peraton Corp.(5)	First lien senior secured loan	SR +	3.75%	02/2028	12,458	12,219	12,474	4.0%
Transdigm Inc.(6)	First lien senior secured loan	SR +	3.25%	02/2031	5,000	4,988	5,019	1.7%
Transdigm, Inc.(6)	First lien senior secured loan	SR +	3.25%	08/2028	2,973	2,967	2,984	1.0%
Transdigm, Inc.(6)	First lien senior secured loan	SR +	3.25%	02/2027	2,970	2,923	2,980	1.0%
Vertex Aerospace Services Corp. (dba V2X)(5)	First lien senior secured loan	SR +	3.25%	12/2028	2,993	2,989	2,994	1.0%
						55,721	56,417	18.6%
Automotive
Belron Finance US LLC(6)	First lien senior secured loan	SR +	2.50%	04/2029	2,488	$2,476	$2,491	0.8%
PAI Holdco, Inc.(6)(8)	First lien senior secured loan	SR +	3.75%	10/2027	6,562	6,141	6,102	2.0%
						8,617	8,593	2.8%
Buildings and real estate
84 Lumber Company(5)	First lien senior secured loan	SR +	2.75%	11/2030	5,212	$5,186	$5,220	1.7%
American Residential Services, LLC(6)(8)	First lien senior secured loan	SR +	3.50%	10/2027	4,488	4,487	4,483	1.5%
Beacon Roofing Supply, Inc.(5)	First lien senior secured loan	SR +	2.50%	05/2028	2,970	2,966	2,980	1.0%
CPG International LLC(5)	First lien senior secured loan	SR +	2.50%	04/2029	6,894	6,865	6,898	2.2%
Cushman & Wakefield U.S. Borrower, LLC(5)(8)	First lien senior secured loan	SR +	4.00%	01/2030	7,000	6,831	6,930	2.3%
Cushman & Wakefield U.S. Borrower, LLC(5)(8)	First lien senior secured loan	SR +	2.75%	08/2025	247	243	246	0.1%
Dodge Construction Network, LLC(6)	First lien senior secured loan	SR +	4.75%	02/2029	5,221	4,911	4,020	1.3%
Greystar Real Estate Partners, LLC (dba Greystar)(6)(8)	First lien senior secured loan	SR +	3.75%	08/2030	6,983	6,883	6,878	2.3%
GYP Holdings III Corp.(5)	First lien senior secured loan	SR +	3.00%	05/2030	2,000	1,990	2,005	0.7%
Quikrete Holdings, Inc.(5)	First lien senior secured loan	SR +	2.75%	03/2029	1,990	1,990	1,995	0.7%
RealPage, Inc.(5)	First lien senior secured loan	SR +	3.00%	04/2028	10,440	9,921	10,345	3.4%
Wrench Group LLC(6)	First lien senior secured loan	SR +	4.00%	04/2026	9,660	9,642	9,669	3.2%
						61,916	61,669	20.4%
Business services
ASGN, Inc.(5)	First lien senior secured loan	SR +	2.25%	08/2030	2,494	$2,488	$2,502	0.8%
Boxer Parent Company Inc. (f/k/a BMC)(5)	First lien senior secured loan	SR +	4.25%	12/2028	6,123	6,050	6,159	2.0%
BrightView Landscapes, LLC(6)	First lien senior secured loan	SR +	3.00%	04/2029	6,519	6,347	6,517	2.2%
Brown Group Holdings, LLC(5)	First lien senior secured loan	SR +	3.75%	07/2029	4,492	4,462	4,503	1.5%
ConnectWise, LLC(6)	First lien senior secured loan	SR +	3.50%	09/2028	10,440	9,939	10,405	3.4%
IDEMIA Group SAS(6)	First lien senior secured loan	SR +	4.75%	09/2028	1,990	1,967	1,994	0.7%
Packers Holdings, LLC(5)	First lien senior secured loan	SR +	3.25%	03/2028	3,928	3,655	2,457	0.8%
Sitel Worldwide Corp.(5)	First lien senior secured loan	SR +	3.75%	08/2028	6,939	6,841	6,648	2.2%
VM Consolidated, Inc.(5)	First lien senior secured loan	SR +	3.25%	03/2028	2,107	2,088	2,114	0.7%
						43,837	43,299	14.3%
Chemicals
Aruba Investments Holdings, LLC (dba Angus Chemical Company)(5)(8)	First lien senior secured loan	SR +	4.75%	11/2027	2,970	$2,799	$2,963	1.0%
Axalta Coating Systems US Holdings Inc.(6)	First lien senior secured loan	SR +	2.50%	12/2029	6,884	6,842	6,900	2.3%
Blue Tree Holdings, Inc.(6)	First lien senior secured loan	SR +	2.50%	03/2028	3,964	3,930	3,935	1.3%
Cyanco Intermediate 2 Corp.(5)	First lien senior secured loan	SR +	4.75%	07/2028	3,990	3,908	3,997	1.2%
DCG Acquisition Corp.(5)	First lien senior secured loan	SR +	4.50%	09/2026	7,383	7,349	7,318	2.4%

Blue Owl Credit Income Senior Loan Fund’s Portfolio as of December 31, 2023 (Amounts in thousands)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
H.B. Fuller Company(5)	First lien senior secured loan	SR +	2.25%	02/2030	1,741	1,741	1,743	0.6%
Ineos US Finance LLC(5)	First lien senior secured loan	SR +	3.50%	02/2030	3,486	3,451	3,486	1.2%
Ineos US Finance LLC(5)	First lien senior secured loan	SR +	3.75%	11/2027	2,978	2,888	2,984	1.0%
Ineos US Petrochem LLC(5)(8)	First lien senior secured loan	SR +	3.75%	03/2030	1,990	1,971	1,990	0.7%
Nouryon Finance B.V.(5)	First lien senior secured loan	SR +	4.00%	04/2028	2,488	2,466	2,493	0.8%
Nouryon Finance B.V.(6)	First lien senior secured loan	SR +	4.00%	10/2025	5,785	5,726	5,802	1.9%
Windsor Holdings III LLC(5)	First lien senior secured loan	SR +	4.50%	08/2030	5,736	5,636	5,766	1.9%
						48,707	49,377	16.3%
Consumer products
HomeServe USA Holding Corp.(5)	First lien senior secured loan	SR +	3.00%	10/2030	4,000	$3,961	$4,011	1.3%
Olaplex, Inc.(5)	First lien senior secured loan	SR +	3.50%	02/2029	5,220	4,890	4,816	1.6%
						8,851	8,827	2.9%

Containers and packaging
Berlin Packaging L.L.C.(5)	First lien senior secured loan	SR +	3.75%	03/2028	12,486	$12,094	$12,488	4.1%
BW Holding, Inc.(6)(8)	First lien senior secured loan	SR +	4.00%	12/2028	7,689	7,578	7,151	2.4%
Charter NEX US, Inc.(5)	First lien senior secured loan	SR +	3.75%	12/2027	5,731	5,686	5,750	1.9%
OneDigital Borrower LLC(6)(8)	First lien senior secured loan	SR +	4.25%	11/2027	1,911	1,897	1,907	0.6%
Plaze, Inc.(5)	First lien senior secured loan	SR +	3.75%	08/2026	3,990	3,865	3,870	1.3%
Plaze, Inc.(5)	First lien senior secured loan	SR +	3.50%	08/2026	995	971	965	0.3%
ProAmpac PG Borrower LLC(6)	First lien senior secured loan	SR +	4.50%	11/2028	10,250	10,165	10,253	3.4%
Ring Container Technologies Group, LLC(5)	First lien senior secured loan	SR +	3.50%	08/2028	9,663	9,513	9,678	3.2%
Tricorbraun Holdings, Inc.(5)	First lien senior secured loan	SR +	3.25%	03/2028	10,439	9,981	10,364	3.4%
Trident TPI Holdings, Inc.(6)	First lien senior secured loan	SR +	4.50%	09/2028	1,990	1,941	1,989	0.7%
Valcour Packaging, LLC(5)	First lien senior secured loan	SR +	3.75%	10/2028	3,077	3,073	2,405	0.8%
						66,764	66,820	22.1%
Distribution
Aramsco, Inc.(6)(9)(10)	First lien senior secured delayed draw term loan	SR +	4.75%	10/2025	—	$—	$—	—%
Aramsco, Inc.(6)	First lien senior secured loan	SR +	4.75%	10/2030	8,515	8,346	8,497	2.8%
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(5)	First lien senior secured loan	SR +	4.75%	12/2028	5,265	5,216	5,275	1.7%
Dealer Tire, LLC(5)	First lien senior secured loan	SR +	4.50%	12/2027	3,920	3,860	3,927	1.3%
SRS Distribution, Inc.(5)	First lien senior secured loan	SR +	3.50%	06/2028	11,530	10,887	11,534	3.7%
White Cap Supply Holdings, LLC(5)	First lien senior secured loan	SR +	3.75%	10/2027	11,298	10,843	11,317	3.7%
						39,152	40,550	13.2%
Education
Renaissance Learning, Inc.(5)	First lien senior secured loan	SR +	4.75%	04/2030	4,988	$4,905	$4,999	1.7%
Severin Acquisition, LLC (dba Powerschool)(6)	First lien senior secured loan	SR +	3.25%	08/2025	11,451	11,335	11,487	3.7%
Sophia, L.P.(5)	First lien senior secured loan	SR +	4.25%	10/2027	9,664	9,648	9,642	3.2%
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(6)	First lien senior secured loan	SR +	4.50%	10/2030	3,663	3,618	3,671	1.2%
						29,506	29,799	9.8%
Energy equipment and services
AMG Advanced Metallurgical Group N.V(5)	First lien senior secured loan	SR +	3.50%	11/2028	3,430	$3,413	$3,411	1.1%
AZZ Inc.(5)	First lien senior secured loan	SR +	4.25%	05/2029	7,925	7,866	7,952	2.6%
Brookfield WEC Holdings Inc.(5)	First lien senior secured loan	SR +	3.75%	08/2025	3,456	3,439	3,465	1.1%
Calpine Construction Finance Company(5)	First lien senior secured loan	SR +	2.25%	07/2030	1,995	1,980	1,994	0.7%
Pike Corp.(5)	First lien senior secured loan	SR +	3.00%	01/2028	9,800	9,638	9,821	3.1%
Rockwood Service Corp.(5)	First lien senior secured loan	SR +	4.25%	01/2027	6,466	6,451	6,477	2.1%
						32,787	33,120	10.7%
Financial services
Acuris Finance US, Inc. (ION Analytics) (6)	First lien senior secured loan	SR +	4.00%	02/2028	7,619	$7,496	$7,602	2.5%

Blue Owl Credit Income Senior Loan Fund’s Portfolio as of December 31, 2023 (Amounts in thousands)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
AlixPartners, LLP(5)	First lien senior secured loan	SR +	2.75%	02/2028	1,492	1,482	1,495	0.5%
AllSpring Buyer(6)	First lien senior secured loan	SR +	3.75%	11/2028	4,938	4,881	4,911	1.6%
Boost Newco Borrower, LLC (dba WorldPay)(6)	First lien senior secured loan	SR +	3.00%	09/2030	12,000	11,940	12,046	4.0%
Citadel Securities, LP(5)	First lien senior secured loan	SR +	2.50%	07/2030	8,968	8,933	8,980	3.0%
Citco Funding LLC(6)	First lien senior secured loan	SR +	3.25%	04/2028	6,234	6,204	6,250	2.1%
Deerfield Dakota Holdings(6)	First lien senior secured loan	SR +	3.75%	04/2027	8,830	8,511	8,734	2.8%
Focus Financial Partners, LLC(5)	First lien senior secured loan	SR +	3.25%	06/2028	4,938	4,864	4,941	1.6%
Focus Financial Partners, LLC(5)	First lien senior secured loan	SR +	3.50%	06/2028	2,993	2,938	2,996	1.0%
Guggenheim Partners Investment Management Holdings, LLC(6)	First lien senior secured loan	SR +	3.25%	12/2029	4,950	4,873	4,954	1.6%
Harbourvest Partners, L.P.(6)(8)	First lien senior secured loan	SR +	3.00%	04/2030	2,494	2,458	2,488	0.8%
Helios Software Holdings, Inc.(6)	First lien senior secured loan	SR +	4.25%	07/2030	5,000	4,807	4,988	1.6%
Janus International Group, LLC(6)	First lien senior secured loan	SR +	3.25%	08/2030	4,988	4,958	4,992	1.6%
Saphilux S.a.r.L (dba IQ EQ)(7)	First lien senior secured loan	SR +	4.75%	07/2028	7,500	7,395	7,505	2.5%
The Edelman Financial Engines Center, LLC(5)	First lien senior secured loan	SR +	3.50%	04/2028	3,959	3,880	3,962	1.3%
TMF Sapphire Bidco B.V.(6)	First lien senior secured loan	SR +	5.00%	05/2028	2,500	2,458	2,510	0.8%
USI, Inc.(6)	First lien senior secured loan	SR +	3.25%	09/2030	3,990	3,981	3,991	1.3%
						92,059	93,345	30.6%
Food and beverage
1011778 BC / NEW RED FIN (dba Restaurant Brands)(5)	First lien senior secured loan	SR +	2.25%	09/2030	4,000	$3,981	$3,998	1.3%
AI Aqua Merger Sub, Inc. (dba Culligan International)(5)	First lien senior secured loan	SR +	3.75%	07/2028	2,576	2,571	2,575	0.9%
AI Aqua Merger Sub, Inc. (dba Culligan International)(6)(9)(10)	First lien senior secured delayed draw term loan	SR +	4.25%	12/2024	6,609	6,369	6,605	2.2%
Aramark Services, Inc.(5)	First lien senior secured loan	SR +	2.50%	06/2030	1,990	1,971	1,992	0.7%
Aspire Bakeries Holdings, LLC(5)(8)	First lien senior secured loan	SR +	4.25%	12/2030	5,000	4,950	4,925	1.6%
Balrog Acquisition, Inc. (dba Bakemark)(5)	First lien senior secured loan	SR +	4.00%	09/2028	9,374	9,259	9,213	3.0%
Naked Juice LLC (dba Tropicana)(6)	First lien senior secured loan	SR +	3.25%	01/2029	10,467	9,686	10,100	3.2%
Pegasus BidCo B.V.(6)	First lien senior secured loan	SR +	4.25%	07/2029	7,440	7,332	7,433	2.5%
Shearer's Foods, LLC(5)	First lien senior secured loan	SR +	3.50%	09/2027	8,717	8,216	8,721	2.9%
Simply Good Foods USA, Inc.(5)	First lien senior secured loan	SR +	2.50%	03/2027	2,976	2,956	2,976	1.0%
Utz Quality Foods, LLC(6)	First lien senior secured loan	SR +	3.00%	01/2028	1,153	1,153	1,153	0.4%
						58,444	59,691	19.7%
Healthcare equipment and services
Confluent Medical Technologies, Inc.(6)(8)	First lien senior secured loan	SR +	3.75%	02/2029	9,664	$9,541	$9,615	3.2%
Curium BidCo S.A.R.L (dba Curium Pharma)(6)	First lien senior secured loan	SR +	4.50%	07/2029	6,047	6,026	6,036	2.0%
Dermatology Intermediate Holdings III, Inc.(6)	First lien senior secured loan	SR +	4.25%	03/2029	11,664	11,551	11,252	3.7%
Medline Borrower, LP(5)	First lien senior secured loan	SR +	3.00%	10/2028	6,248	5,910	6,274	2.1%
Natus Medical, Inc.(6)(8)	First lien senior secured loan	SR +	5.50%	07/2029	4,455	4,175	4,143	1.4%
Nexstar Broadcasting, Inc.(5)	First lien senior secured loan	SR +	2.50%	09/2026	4,300	4,302	4,300	1.4%
Resonetics, LLC(6)	First lien senior secured loan	SR +	4.00%	04/2028	6,593	6,511	6,586	2.1%
Zest Acquisition Corp.(5)(8)	First lien senior secured loan	SR +	5.50%	02/2028	8,439	8,180	8,228	2.7%
						56,196	56,434	18.6%
Healthcare providers and services
Covetrus, Inc.(6)	First lien senior secured loan	SR +	5.00%	10/2029	9,429	$8,932	$9,411	3.1%
HAH Group Holding Company LLC (dba Help at Home)(5)(8)	First lien senior secured loan	SR +	5.00%	10/2027	2,685	2,666	2,658	0.9%
HAH Group Holding Company LLC (dba Help at Home)(5)(8)	First lien senior secured loan	SR +	5.00%	10/2027	3,328	3,321	3,295	1.1%
LSCS Holdings, Inc.(5)(8)	First lien senior secured loan	SR +	4.50%	12/2028	9,356	9,182	9,193	3.0%
MJH Healthcare Holdings, LLC(5)	First lien senior secured loan	SR +	3.50%	01/2029	3,793	3,737	3,769	1.2%
Pediatric Associates Holding Company, LLC(5)(8)	First lien senior secured loan	SR +	4.50%	12/2028	1,990	1,916	1,960	0.6%

Blue Owl Credit Income Senior Loan Fund’s Portfolio as of December 31, 2023 (Amounts in thousands)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Pediatric Associates Holding Company, LLC(5)(8)	First lien senior secured loan	SR +	3.25%	12/2028	5,352	5,273	5,165	1.7%
Phoenix Newco, Inc. (dba Parexel)(5)	First lien senior secured loan	SR +	3.25%	11/2028	7,369	7,136	7,408	2.4%
Physician Partners, LLC(6)	First lien senior secured loan	P +	4.00%	12/2028	9,850	9,381	9,283	3.1%
Premise Health Holding(6)(8)	First lien senior secured loan	SR +	4.75%	07/2025	3,201	3,178	3,185	1.1%
Select Medical Corp.(5)	First lien senior secured loan	SR +	3.00%	03/2027	2,985	2,971	2,982	1.1%
Surgery Center Holdings, Inc.(6)	First lien senior secured loan	SR +	3.50%	12/2030	2,416	2,392	2,423	0.8%
						60,085	60,732	20.1%
Healthcare technology
Athenahealth Group Inc.(5)	First lien senior secured loan	SR +	3.25%	02/2029	9,308	$8,644	$9,257	3.1%
Bracket Intermediate Holding Corp.(6)	First lien senior secured loan	SR +	5.00%	05/2028	6,835	6,681	6,825	2.3%
Gainwell Acquisition Corp.(6)	First lien senior secured loan	SR +	4.00%	10/2027	7,859	7,695	7,623	2.5%
GHX Ultimate Parent Corporation(6)	First lien senior secured loan	SR +	4.75%	06/2027	2,985	2,920	2,986	1.0%
Imprivata, Inc.(5)	First lien senior secured loan	SR +	4.25%	12/2027	9,664	9,515	9,692	3.1%
IQVIA, Inc.(6)	First lien senior secured loan	SR +	2.00%	01/2031	4,111	4,111	4,123	1.4%
PointClickCare Technologies Inc.PointClickCare Technologies Inc(6)(8)	First lien senior secured loan	SR +	3.00%	12/2027	1,985	1,957	1,980	0.7%
R1 RCM Inc.(6)(8)	First lien senior secured loan	SR +	3.50%	06/2029	5,000	4,940	5,000	1.7%
R1 RCM Inc.(5)	First lien senior secured loan	SR +	3.00%	06/2029	3,970	3,970	3,966	1.3%
Verscend Holding Corp.(5)	First lien senior secured loan	SR +	4.00%	08/2025	9,843	9,763	9,851	3.3%
Zelis Cost Management Buyer, Inc.(5)	First lien senior secured loan	SR +	3.50%	09/2026	4,454	4,451	4,459	1.5%
						64,647	65,762	21.9%
Household products
Samsonite International S.A.(5)	First lien senior secured loan	SR +	2.75%	06/2030	1,990	$1,981	$1,990	0.7%
						1,981	1,990	0.7%
Human resource support services
AQ Carver Buyer, Inc. (dba CoAdvantage)(7)	First lien senior secured loan	SR +	5.50%	08/2029	4,738	$4,680	$4,750	1.6%
iSolved, Inc.(6)	First lien senior secured loan	SR +	4.00%	10/2030	6,250	6,188	6,250	2.0%
						10,868	11,000	3.6%
Infrastructure and environmental services
Asplundh Tree Expert, LLC(5)	First lien senior secured loan	SR +	1.75%	09/2027	1,430	$1,426	$1,430	0.5%
Madison IAQ, LLC(5)	First lien senior secured loan	SR +	3.25%	06/2028	8,355	8,200	8,317	2.7%
Osmose Utilities Services, Inc.(5)	First lien senior secured loan	SR +	3.25%	06/2028	8,466	7,938	8,452	2.8%
USIC Holdings, Inc.(6)	First lien senior secured loan	SR +	3.50%	05/2028	2,947	2,824	2,919	1.0%
						20,388	21,118	7.0%
Insurance
Acrisure, LLC(6)	First lien senior secured loan	SR +	4.50%	12/2030	9,222	$8,876	$9,229	3.0%
AssuredPartners, Inc.(5)	First lien senior secured loan	SR +	3.75%	02/2027	7,705	7,568	7,718	2.6%
Broadstreet Partners, Inc.(5)	First lien senior secured loan	SR +	3.00%	01/2027	2,067	2,050	2,067	0.7%
Broadstreet Partners, Inc.(5)	First lien senior secured loan	SR +	3.75%	01/2029	5,993	5,950	6,002	2.0%
Hub International(6)	First lien senior secured loan	SR +	4.25%	06/2030	7,980	7,903	8,010	2.6%
Hyperion Refinance S.a.r.l (dba Howden Group)(6)	First lien senior secured loan	SR +	4.00%	04/2030	3,970	3,821	3,974	1.3%
IMA Financial Group, Inc.(5)(8)	First lien senior secured loan	SR +	3.75%	11/2028	5,968	5,938	5,953	2.0%
						42,106	42,953	14.2%
Internet software and services
Aptean, Inc.(5)	First lien senior secured loan	SR +	4.25%	04/2026	2,136	$2,128	$2,129	0.7%
Barracuda Parent, LLC(6)	First lien senior secured loan	SR +	4.50%	08/2029	10,494	10,095	10,219	3.4%
Boxer Parent Company Inc.(5)	First lien senior secured loan	SR +	3.75%	10/2025	—	—	—	—%
Cloud Software Group, Inc.(6)	First lien senior secured loan	SR +	4.50%	03/2029	4,987	4,764	4,862	1.6%
DCert Buyer, Inc.(5)	First lien senior secured loan	SR +	4.00%	10/2026	7,206	7,171	7,131	2.4%
Delta TopCo, Inc. (dba Infoblox, Inc.)(7)	First lien senior secured loan	SR +	3.75%	12/2027	13,147	12,393	13,114	4.3%
Dun & Bradstreet Corporation, The(5)	First lien senior secured loan	SR +	2.75%	02/2026	995	995	996	0.3%
E2open, LLC(5)	First lien senior secured loan	SR +	3.50%	02/2028	8,340	8,238	8,338	2.8%

Blue Owl Credit Income Senior Loan Fund’s Portfolio as of December 31, 2023 (Amounts in thousands)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Idera, Inc.(6)	First lien senior secured loan	SR +	3.75%	03/2028	6,518	6,360	6,476	2.1%
Infinite Bidco LLC(6)	First lien senior secured loan	SR +	3.75%	03/2028	3,568	3,464	3,464	1.1%
McAfee Corp.(5)	First lien senior secured loan	SR +	3.75%	03/2029	6,261	6,021	6,218	2.1%
MeridianLink, Inc.(6)	First lien senior secured loan	SR +	3.00%	11/2028	7,475	7,445	7,467	2.5%
Mitnick Corporate Purchaser, Inc.(6)	First lien senior secured loan	SR +	4.50%	05/2029	7,882	7,421	7,434	2.5%
Perforce Software, Inc.(5)	First lien senior secured loan	SR +	3.75%	07/2026	4,964	4,765	4,902	1.6%
Project Alpha Intermediate Holding, Inc.(5)	First lien senior secured loan	SR +	4.75%	10/2030	8,000	7,843	8,026	2.7%
Project Sky Merger Sub, Inc.(6)	First lien senior secured loan	SR +	3.75%	10/2028	2,500	2,476	2,472	0.8%
Quartz Acquireco, LLC (dba Qualtrics AcquireCo, LLC)(5)(8)	First lien senior secured loan	SR +	3.50%	06/2030	3,990	3,952	3,960	1.3%
SONICWALL US Holdings, Inc.(6)	First lien senior secured loan	SR +	5.00%	05/2028	9,000	8,700	8,888	2.8%
Sophos Holdings, LLC(5)	First lien senior secured loan	SR +	3.50%	03/2027	10,438	10,263	10,451	3.3%
UST Holdings, Ltd.(5)(8)	First lien senior secured loan	SR +	3.50%	11/2028	8,538	8,515	8,389	2.8%
Vertiv Group Corp.(5)	First lien senior secured loan	SR +	2.50%	03/2027	1,516	1,516	1,521	0.5%
VS Buyer LLC(6)	First lien senior secured loan	SR +	3.25%	02/2027	2,969	2,969	2,973	1.0%
						127,494	129,430	42.6%
Investment funds and vehicle
Finco I, LLC(6)	First lien senior secured loan	SR +	3.00%	06/2029	3,982	$3,971	$3,994	1.3%
						3,971	3,994	1.3%
Leisure and entertainment
Delta 2 (Lux) SARL (dba Formula One)(6)	First lien senior secured loan	SR +	2.25%	01/2030	3,000	$2,983	$3,006	1.0%
						2,983	3,006	1.0%
Manufacturing
Altar Bidco, Inc.(7)	First lien senior secured loan	SR +	3.10%	02/2029	4,715	$4,530	$4,702	1.6%
Columbus McKinnon Corp.(6)	First lien senior secured loan	SR +	2.75%	05/2028	463	460	463	0.2%
DXP Enterprises, Inc.(7)(8)	First lien senior secured loan	SR +	4.75%	10/2030	10,408	10,254	10,382	3.4%
EMRLD Borrower LP (dba Emerson Climate Technologies, Inc.)(5)	First lien senior secured loan	SR +	3.00%	05/2030	9,345	9,257	9,372	3.1%
Engineered Machinery Holdings, Inc. (dba Duravant)(6)	First lien senior secured loan	SR +	3.50%	05/2028	7,538	7,485	7,474	2.5%
Entegris, Inc.(5)	First lien senior secured loan	SR +	2.50%	07/2029	1,620	1,620	1,625	0.5%
Filtration Group Corporation(5)	First lien senior secured loan	SR +	4.25%	10/2028	3,970	3,933	3,983	1.3%
Gates Global LLC(5)	First lien senior secured loan	SR +	3.00%	11/2029	2,972	2,920	2,979	1.0%
Pro Mach Group, Inc.(5)	First lien senior secured loan	SR +	4.00%	08/2028	10,440	10,214	10,460	3.3%
Pro Mach Group, Inc.(5)(8)	First lien senior secured loan	SR +	5.00%	08/2028	3,980	3,807	4,000	1.3%
Refficiency Holdings, LLC (dba Legence)(5)	First lien senior secured loan	SR +	3.50%	12/2027	7,574	7,541	7,572	2.4%
Summit Materials, LLC(6)	First lien senior secured loan	SR +	2.50%	11/2028	4,339	4,328	4,352	1.4%
Watlow Electric Manufacturing Company(6)	First lien senior secured loan	SR +	3.75%	03/2028	10,558	10,433	10,541	3.5%
						76,782	77,905	25.5%
Pharmaceuticals
Fortrea Holdings Inc.(5)	First lien senior secured loan	SR +	3.75%	07/2030	3,399	$3,371	$3,394	1.1%
						3,371	3,394	1.1%
Professional services
Apex Group Treasury, LLC(6)(8)	First lien senior secured loan	SR +	3.75%	07/2028	4,888	$4,727	$4,863	1.6%
Apex Group Treasury, LLC(6)(8)	First lien senior secured loan	SR +	5.00%	07/2028	7,232	7,011	7,232	2.4%
Arsenal AIC Parent, LLC (dba Arconic)(5)	First lien senior secured loan	SR +	4.50%	08/2030	4,738	4,708	4,751	1.6%
Camelot U.S. Acquisition 1 Co.(5)	First lien senior secured loan	SR +	3.00%	10/2026	2,943	2,930	2,946	1.0%
Corporation Service Company(5)	First lien senior secured loan	SR +	3.25%	11/2029	1,787	1,783	1,790	0.6%
Element Solutions, Inc.(6)(8)	First lien senior secured loan	SR +	2.00%	12/2030	4,811	4,799	4,799	1.6%
EM Midco2 Ltd. (dba Element Materials Technology)(6)	First lien senior secured loan	SR +	4.25%	06/2029	9,014	8,911	8,913	2.9%
Genuine Financial Holdings, LLC(5)	First lien senior secured loan	SR +	4.00%	09/2030	7,220	7,115	7,189	2.4%
Omnia Partners, LLC(6)	First lien senior secured loan	SR +	4.25%	07/2030	6,594	6,576	6,631	2.2%

Blue Owl Credit Income Senior Loan Fund’s Portfolio as of December 31, 2023 (Amounts in thousands)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Omnia Partners, LLC(6)(9)(10)	First lien senior secured delayed draw term loan	SR +	4.25%	01/2024	—	(2)	—	—%
Red Ventures, LLC(6)	First lien senior secured loan	SR +	3.00%	03/2030	3,970	3,933	3,955	1.2%
Skopima Merger Sub Inc.(5)	First lien senior secured loan	SR +	4.00%	05/2028	5,716	5,477	5,687	1.9%
Sovos Compliance, LLC(5)	First lien senior secured loan	SR +	4.50%	08/2028	10,440	10,144	10,297	3.4%
Vistage Worldwide, Inc.(6)(8)	First lien senior secured loan	SR +	5.25%	07/2029	9,776	9,636	9,752	3.2%
						77,748	78,805	26.0%
Specialty retail
Pilot Travel Centers LLC(5)	First lien senior secured loan	SR +	2.00%	08/2028	796	$791	$798	0.3%
						791	798	0.3%
Telecommunications
Cable One, Inc.(5)	First lien senior secured loan	SR +	2.00%	05/2028	3,274	$3,268	$3,255	1.1%
Ciena Corp.(5)	First lien senior secured loan	SR +	2.00%	10/2030	3,990	3,978	3,997	1.2%
Cogeco Communications (USA) II L.P.(5)	First lien senior secured loan	SR +	2.50%	09/2028	2,974	2,961	2,919	1.0%
Park Place Technologies, LLC(5)	First lien senior secured loan	SR +	5.00%	11/2027	9,662	9,253	9,597	3.2%
Zayo Group Holdings, Inc.(5)	First lien senior secured loan	SR +	4.25%	03/2027	9,825	8,506	8,404	2.8%
						27,966	28,172	9.3%
Transportation
Echo Global Logistics, Inc.(5)	First lien senior secured loan	SR +	3.50%	11/2028	1,138	$1,118	$1,111	0.4%
KKR Apple Bidco, LLC(6)	First lien senior secured loan	SR +	3.50%	09/2028	2,055	2,051	2,061	0.7%
Safe Fleet Holdings, LLC(5)	First lien senior secured loan	SR +	3.75%	02/2029	3,965	3,924	3,971	1.3%
Uber Technologies, Inc.(6)	First lien senior secured loan	SR +	2.75%	03/2030	3,164	3,156	3,171	1.0%
						10,249	10,314	3.4%
Total Debt Investments						$1,133,987	$1,147,314	378.2%
Total Investments						$1,133,987	$1,147,314	378.2%

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

Below is selected balance sheet information for OCIC SLF as of the following periods:

($ in thousands)	March 31, 2024	December 31, 2023
Assets
Investments at fair value (amortized cost of $1,483,924 and $1,133,987, respectively)	$1,494,749	$1,147,314
Cash	167,023	102,559
Interest receivable	5,699	4,160
Receivable due on investments sold	39,231	14,593
Total Assets	$1,706,702	$1,268,626
Liabilities
Debt (net of unamortized debt issuance costs of $10,421 and $8,292, respectively)	$1,121,775	$861,928
Payable for investments purchased	196,697	73,821
Interest payable	25,500	10,260
Distribution payable	11,905	9,546
Accrued expenses and other liabilities	1,041	567
Total Liabilities	$1,356,918	$956,122
Members’ Equity
Members’ Equity	349,784	312,504
Total Members’ Equity	349,784	312,504
Total Liabilities and Members’ Equity	$1,706,702	$1,268,626

Below is selected statement of operations information for OCIC SLF for the following periods:

	For the Three Months Ended March 31,
	2024	2023
Investment Income
Interest income	$31,768	$13,181
Total Investment Income	31,768	13,181
Operating Expenses
Interest expense	19,305	5,894
Professional fees	130	190
Other general and administrative	303	129
Total Operating Expenses	19,738	6,213
Net Investment Income	$12,030	$6,968
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	(2,502)	3,663
Net realized gain (loss) on investments	(343)	14
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	(2,845)	3,677
Net Increase in Members’ Equity Resulting from Operations	$9,185	$10,645

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

On August 8, 2023, OCIC JV WH IV Ltd., an exempt company based in the Cayman Islands and wholly-owned subsidiary of OCIC SLF, joined into the Bank of America Facility. The maturity date of the credit facility is August 25, 2025. In connection with the takeout of the Wise CLO 2024-1 CLO, certain of the assets held by OCIC JV WH IV Ltd. were transferred via a master participation agreement to OCIC JV WH VI Ltd.
On December 28, 2023, OCIC JV WH VI Ltd., an exempt company based in the Cayman Islands and wholly-owned subsidiary of OCIC SLF, joined into the Bank of America Facility. The maturity date of the credit facility is August 25, 2025. As of March 31, 2024, there was $23.1 million outstanding under the Bank of America Facility.
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
On November 10, 2023, OCIC JV WH V Ltd., a Delaware limited liability company and wholly-owned subsidiary of OCIC SLF, joined into the RBC Facility. The maturity date of the credit facility is October 14, 2032. As of March 31, 2024, there were no outstanding borrowings under the RBC Facility.
Wells Fargo Facility
On June 30, 2023, ORCIC JV WH III LLC, a Delaware limited liability company and wholly-owned subsidiary of OCIC SLF, entered into an up to $200 million revolving loan facility among the lenders party thereto, and Wells Fargo Bank, N.A. (the “Wells Fargo Facility”). The maturity date of the credit facility is June 30, 2026. As of March 31, 2024, there was $109.1 million outstanding under the Wells Fargo Facility.
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
Wise CLO 2024-1

On July 27, 2023, OCIC JV WH IV Ltd. was incorporated as a company under the laws of the Cayman Islands. On January 19, 2024, changed its name from OCIC JV WH IV Ltd. to Wise CLO 2024-1 Ltd.. The renaming was undertaken in order for OCIC JV WH IV Ltd. (now Wise CLO 2024-1 Ltd.) to act as the issuer in a collateralized loan obligation transaction (the “Wise CLO 2024-1”) using the financial assets previously acquired by it as the collateral underpinning the Wise CLO 2024-1 transaction. On March 7, 2024, Wise CLO 2024-1 Ltd., as issuer, and Wise CLO 2024-1 LLC, a Delaware limited liability company and wholly-owned subsidiary of Wise CLO 2024-1 Ltd., as co-issuer, closed the Wise CLO 2024-1 transaction and issued $240.0 million of Class A Notes, $55.0 million of Class B-1 Notes, $5.0 million of Class B-2 Notes, $20.0 million of Class C Notes, and $88.7 million of Subordinated Notes pursuant to an Indenture dated March 7, 2024 among Wise CLO 2024-1 Ltd., as issuer, Wise CLO 2024-1 LLC, as co-issuer, and U.S. Bank Trust Company, National Association as trustee. The notes issued as part of the Wise CLO 2024-1 transaction have a stated maturity of April 2037.

The below table represents the components of interest expense for OCIC SLF for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Interest expense	$18,808	$5,657
Amortization of debt issuance costs	497	237
Total Interest Expense	$19,305	$5,894
Average interest rate	7.8%	6.2%
Average daily borrowings	$983,856	$367,522

Results of Operations

The following table represents the operating results for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Total Investment Income	$528,157	$305,412
Less: Operating Expenses	253,232	139,742
Net Investment Income (Loss) Before Taxes	274,925	165,670
Less: Income taxes, including excise taxes	799	95
Net Investment Income (Loss) After Taxes	274,126	165,575
Net realized gain (loss)	(3,371)	(4,577)
Net change in unrealized gain (loss)	1,615	64,035
Net Increase (Decrease) in Net Assets Resulting from Operations	$272,370	$225,033

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the three months ended March 31, 2024, our net asset value per share increased, primarily driven by earnings in excess of dividends paid. For the three months ended March 31, 2023, our net asset value per share increased, primarily driven by market spreads tightening.

Investment Income

The following table represents investment income for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Investment income
Interest income	$462,052	$263,262
PIK interest income	27,562	15,077
Dividend income	15,841	6,097
PIK dividend income	17,251	17,970
Other income	5,451	3,006
Total Investment Income	$528,157	$305,412

For the Three Months ended March 31, 2024 and 2023

Investment income increased to $528.2 million for the three months ended March 31, 2024 from $305.4 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $10.74 billion as of March 31, 2023 to $17.64 billion as of March 31, 2024. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Income generated from these fees was $13.2 million for the three months ended March 31, 2024 and $0.1 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, PIK interest and PIK dividend income earned was $27.6 million and $17.2 million, respectively. PIK interest and PIK dividend income represented approximately 5.2% and 3.3% of total investment income for the three months ended March 31, 2024, respectively. For the three months ended March 31, 2023, PIK interest and PIK dividend income earned was $15.1 million and $17.9 million, respectively. PIK interest and PIK dividend income represented approximately 4.9% and 5.9% of total investment income for the three months ended March 31, 2023, respectively. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing or as a result of episodic amendments made to the terms of our existing debt investments. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

Expenses

The following table represents expenses for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Offering costs	$1,251	$613
Interest expense	169,416	89,595
Management fees	28,519	16,941
Performance based incentive fees	38,910	23,676
Professional fees	5,616	2,768
Directors’ fees	326	265
Shareholder servicing fees	7,412	4,327
Other general and administrative	1,782	1,557
Total operating expenses	$253,232	$139,742

For the Three Months March 31, 2024 and 2023

Total operating expenses increased to $253.2 million for the three months ended March 31, 2024 from $139.7 million for the same period prior year primarily due to increases in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in the net asset value of the fund. The increase in incentive fees was due to higher pre-incentive fee net investment income earned during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in interest expense was driven by an increase in average daily borrowings to $8.26 billion from $5.58 billion period over period, as well as an increase in the average interest rate to 7.6% from 6.2% period over period. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

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

For the three months ended March 31, 2024, and 2023 we recorded U.S. federal excise tax of $0.8 million, and $0.1 million, respectively.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2024 the Company recorded a net tax benefit of approximately $9 thousand for taxable subsidiaries. The Company did not record a net tax benefit for taxable subsidiaries as of March 31, 2023.

The Company recorded net deferred tax liability of $7 thousand as of March 31, 2024 for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests. The Company did not record a net deferred tax asset (liability) for tax subsidiaries as of March 31, 2023.

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

Net Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The below table represents the net unrealized gains (losses) on our investment portfolio for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(4,071)	$60,654
Non-controlled, affiliated investments	1,343	(1)
Controlled, affiliated investments	4,626	3,251
Translation of assets and liabilities in foreign currencies	(291)	138
Income tax (provision) benefit	8	(7)
Net change in unrealized gain (loss)	$1,615	$64,035

For the Three Months ended March 31, 2024 and 2023

For the three months ended March 31, 2024, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2023. The primary drivers of our portfolio’s unrealized gains were current market conditions, including credit spreads tightening across the broader markets. As of March 31, 2024, the fair value of our debt investments as a percentage of principal was 98.7%, as compared to 98.6% as of December 31, 2023.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended March 31, 2024 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Physician Partners, LLC	$(28.7)
Asurion, LLC	(12.1)
EOS U.S. Finco LLC	(7.7)
Fifth Season Investments LLC(1)	7.4
Pediatric Associates Holding Company, LLC	(4.0)
Fiesta Purchaser, Inc. (dba Shearer’s Foods)	3.3
USIC Holdings, Inc.	2.8
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(1)	(2.8)
Aruba Investments Holdings LLC (dba Angus Chemical Company)	2.4
The Shade Store, LLC	1.9
Remaining portfolio companies	39.4
Total	$1.9

(1)Portfolio company is a controlled, affiliated investment.

For the three months ended March 31, 2023, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2022. The primary drivers of our portfolio’s unrealized gains were current market conditions as compared to December 31, 2022.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended March 31, 2023 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Asurion, LLC	$7.8
Walker Edison Furniture Company LLC	4.7
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(1)	3.2
Power Stop, LLC	(2.9)
Dealer Tire, LLC	2.6
Hyperion Refinance S.a.r.l (dba Howden Group)	2.5
Olaplex, Inc.	(2.4)
Associations, Inc.	2.4
Athenahealth Group Inc.	2.2
Muine Gall, LLC	2.0
Remaining portfolio companies	41.8
Total	$63.9

(1)Portfolio company is a controlled, affiliated investment.
Net Realized Gains (Losses)

The table below represents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Net realized gain (loss) on investments	$(3,447)	$(4,577)
Net realized gain (loss) on foreign currency transactions	76	—
Net realized gain (loss)	$(3,371)	$(4,577)

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

As of March 31, 2024 and December 31, 2023, our asset coverage ratios were 208% and 209%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of March 31, 2024, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2024 we had $2.06 billion available under our credit facilities.

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

As of March 31, 2024, we had $663.0 million in cash. During the three months ended March 31, 2024, we used $1.91 billion in cash for operating activities, primarily as a result of funding portfolio investments of $3.04 billion, partially offset by sales and repayments of portfolio investments of $0.78 billion and other operating activities of $0.35 billion. Lastly, cash provided by financing activities was $2.16 billion during the period, which was the result of proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $1.10 billion, and proceeds from the issuance of shares of $1.30 billion, partially offset by $131.0 million of distributions paid and share repurchases of $114.0 million.

Net Assets

Share Issuances

In connection with our formation, we had the authority to issue 3,000,000,000 common shares at $0.01 per share par value, 1,000,000,000 of which are classified as Class S common shares, 1,000,000,000 of which are classified as Class D common shares, and 1,000,000,000 of which are classified as Class I common shares. Pursuant to our initial public offering we offered $2,500,000,000 in any combination of shares of Class S, Class D, and Class I common stock and pursuant to our follow-on offering we are currently offering $13,500,000,000 in any combination of shares of Class S, Class D and Class I common stock.

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

The below tables summarize transactions with respect to shares of our common stock during the following periods:

	For the Three Months Ended March 31, 2024
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	46,124,796	$441,603	3,653,226	$34,721	78,481,959	$746,402	128,259,981	$1,222,726
Shares/gross proceeds from the private placements	—	—	—	—	8,474,515	80,612	8,474,515	80,612
Share Transfers between classes(1)	(72,397)	(687)	(35,690,399)	(338,702)	35,724,999	339,389	(37,797)	—
Reinvestment of distributions	3,448,275	32,710	551,717	5,238	6,445,103	61,289	10,445,095	99,237
Repurchased shares	(3,560,660)	(33,826)	(2,771,164)	(26,354)	(8,603,765)	(81,994)	(14,935,589)	(142,174)
Total shares/gross proceeds	45,940,014	439,800	(34,256,620)	(325,097)	120,522,811	1,145,698	132,206,205	1,260,401
Sales load	—	(4,007)	—	(30)	—	—	—	(4,037)
Total shares/net proceeds	45,940,014	$435,793	(34,256,620)	$(325,127)	120,522,811	$1,145,698	132,206,205	$1,256,364

(1)In certain cases, and subject to Blue Owl Securities LLC’s (d/b/a Blue Owl Securities) (the “Dealer Manager”) approval, including in situations where a holder of Class S or Class D shares exits a relationship with a participating broker-dealer for this offering and does not enter into a new relationship with a participating broker-dealer for this offering, such holder’s shares may be exchanged into an equivalent net asset value amount of Class I shares.

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

The changes to our offering price per share since the commencement of our initial continuous public offering and associated effective dates of such changes were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.32	$9.58
April 1, 2021	$9.26	$0.32	$9.58
May 1, 2021	$9.26	$0.32	$9.58
June 1, 2021	$9.28	$0.32	$9.60
July 1, 2021	$9.30	$0.33	$9.63
August 1, 2021	$9.30	$0.33	$9.63
September 1, 2021	$9.30	$0.33	$9.63
October 1, 2021	$9.31	$0.33	$9.64
November 1, 2021	$9.32	$0.33	$9.65
December 1, 2021	$9.31	$0.33	$9.64
January 1, 2022	$9.33	$0.33	$9.66
February 1, 2022	$9.33	$0.33	$9.66
March 1, 2022	$9.27	$0.32	$9.59
April 1, 2022	$9.24	$0.32	$9.56
May 1, 2022	$9.23	$0.32	$9.55
June 1, 2022	$9.02	$0.32	$9.34
July 1, 2022	$8.84	$0.31	$9.15
August 1, 2022	$9.02	$0.32	$9.34
September 1, 2022	$9.09	$0.32	$9.41
October 1, 2022	$8.99	$0.31	$9.30
November 1, 2022	$9.00	$0.32	$9.32
December 1, 2022	$9.05	$0.32	$9.37
January 1, 2023	$9.06	$0.32	$9.38
February 1, 2023	$9.24	$0.32	$9.56
March 1, 2023	$9.23	$0.32	$9.55
April 1, 2023	$9.21	$0.32	$9.53
May 1, 2023	$9.21	$0.32	$9.53
June 1, 2023	$9.18	$0.32	$9.50
July 1, 2023	$9.28	$0.32	$9.60
August 1, 2023	$9.33	$0.33	$9.66
September 1, 2023	$9.37	$0.33	$9.70
October 1, 2023	$9.40	$0.33	$9.73
November 1, 2023	$9.36	$0.33	$9.69
December 1, 2023	$9.42	$0.33	$9.75
January 1, 2024	$9.48	$0.33	$9.81
February 1, 2024	$9.49	$0.33	$9.82
March 1, 2024	$9.49	$0.33	$9.82

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
March 1, 2021	$9.26	$0.14	$9.40
April 1, 2021	$9.26	$0.14	$9.40
May 1, 2021	$9.25	$0.14	$9.39
June 1, 2021	$9.27	$0.14	$9.41
July 1, 2021	$9.29	$0.14	$9.43

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
August 1, 2021	$9.29	$0.14	$9.43
September 1, 2021	$9.29	$0.14	$9.43
October 1, 2021	$9.31	$0.14	$9.45
November 1, 2021	$9.32	$0.14	$9.46
December 1, 2021	$9.31	$0.14	$9.45
January 1, 2022	$9.34	$0.14	$9.48
February 1, 2022	$9.33	$0.14	$9.47
March 1, 2022	$9.27	$0.14	$9.41
April 1, 2022	$9.25	$0.14	$9.39
May 1, 2022	$9.24	$0.14	$9.38
June 1, 2022	$9.04	$0.14	$9.18
July 1, 2022	$8.86	$0.13	$8.99
August 1, 2022	$9.04	$0.14	$9.18
September 1, 2022	$9.09	$0.14	$9.23
October 1, 2022	$9.00	$0.14	$9.14
November 1, 2022	$9.01	$0.14	$9.15
December 1, 2022	$9.05	$0.14	$9.19
January 1, 2023	$9.07	$0.14	$9.21
February 1, 2023	$9.25	$0.14	$9.39
March 1, 2023	$9.24	$0.14	$9.38
April 1, 2023	$9.22	$0.14	$9.36
May 1, 2023	$9.22	$0.14	$9.36
June 1, 2023	$9.19	$0.14	$9.33
July 1, 2023	$9.29	$0.14	$9.43
August 1, 2023	$9.34	$0.14	$9.48
September 1, 2023	$9.38	$0.14	$9.52
October 1, 2023	$9.41	$0.14	$9.55
November 1, 2023	$9.37	$0.14	$9.51
December 1, 2023	$9.43	$0.14	$9.57
January 1, 2024	$9.49	$0.14	$9.63
February 1, 2024	$9.50	$0.14	$9.64
March 1, 2024	$9.50	$0.14	$9.64

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
Initial Offering Price	$10.00	$—	$10.00
March 1, 2021	$9.26	$—	$9.26
April 1, 2021	$9.26	$—	$9.26
May 1, 2021	$9.26	$—	$9.26
June 1, 2021	$9.28	$—	$9.28
July 1, 2021	$9.30	$—	$9.30
August 1, 2021	$9.30	$—	$9.30
September 1, 2021	$9.30	$—	$9.30
October 1, 2021	$9.32	$—	$9.32
November 1, 2021	$9.32	$—	$9.32

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
December 1, 2021	$9.31	$—	$9.31
January 1, 2022	$9.34	$—	$9.34
February 1, 2022	$9.34	$—	$9.34
March 1, 2022	$9.28	$—	$9.28
April 1, 2022	$9.26	$—	$9.26
May 1, 2022	$9.25	$—	$9.25
June 1, 2022	$9.05	$—	$9.05
July 1, 2022	$8.88	$—	$8.88
August 1, 2022	$9.06	$—	$9.06
September 1, 2022	$9.11	$—	$9.11
October 1, 2022	$9.01	$—	$9.01
November 1, 2022	$9.02	$—	$9.02
December 1, 2022	$9.07	$—	$9.07
January 1, 2023	$9.08	$—	$9.08
February 1, 2023	$9.26	$—	$9.26
March 1, 2023	$9.26	$—	$9.26
April 1, 2023	$9.24	$—	$9.24
May 1, 2023	$9.24	$—	$9.24
June 1, 2023	$9.21	$—	$9.21
July 1, 2023	$9.31	$—	$9.31
August 1, 2023	$9.36	$—	$9.36
September 1, 2023	$9.39	$—	$9.39
October 1, 2023	$9.43	$—	$9.43
November 1, 2023	$9.38	$—	$9.38
December 1, 2023	$9.45	$—	$9.45
January 1, 2024	$9.50	$—	$9.50
February 1, 2024	$9.51	$—	$9.51
March 1, 2024	$9.52	$—	$9.52

Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were recorded during the following periods:

	For the Three Months March 31, 2024
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 20, 2023	January 31, 2024	February 23, 2024	$0.07010	$21,517	$2,829	$42,089
February 21, 2024	February 29, 2024	March 22, 2024	0.07010	22,651	2,984	44,196
February 21, 2024	March 29, 2024	April 23, 2024	0.10280	35,655	4,144	67,451
		Total	$0.24300	$79,823	$9,957	$153,736

(1)Distributions per share are gross of shareholder servicing fees.

	For the Three Months March 31, 2023
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
December 5, 2022	January 31, 2023	February 24, 2023	$0.08765	$16,523	$4,296	$30,667
February 10, 2023	February 28, 2023	March 23, 2023	0.06765	12,882	3,372	24,319
February 10, 2023	March 31, 2023	April 26, 2023	0.06765	13,027	3,550	24,938
		Total	$0.22295	$42,432	$11,218	$79,924

(1)Distributions per share are gross of shareholder servicing fees.

We have adopted a distribution reinvestment plan which was amended and restated on May 6, 2024. The amended and restated distribution reinvestment plan provides for the reinvestment of cash distributions on behalf of shareholders who have enrolled in the distribution reinvestment plan. As a result, if the Board authorizes and declares a cash distribution, then the shareholders who have enrolled in the distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock, rather than receiving the cash distribution. We expect to use newly issued shares to implement the distribution reinvestment plan.

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

Through March 31, 2024, pursuant to the Expense Support Agreement which was terminated by the Adviser on March 7, 2023, a portion of our distributions resulted from expense support from the Adviser. The purpose of this arrangement was to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

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

	For the Three Months March 31, 2024
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.24300	$243,516	100.0%
Total	$0.24300	$243,516	100.0%

(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to “ITEM 1. - Notes to Consolidated Financial Statements - Note 11. Financial Highlights” for amounts by share class.

	For the Three Months March 31, 2023
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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
February 28, 2023	S	March 31, 2023	$21,643	$9.21	2,349,994
February 28, 2023	D	March 31, 2023	$3,453	$9.22	374,566
February 28, 2023	I	March 31, 2023	$68,024	$9.24	7,361,842
May 31, 2023	S	June 30, 2023	$16,367	$9.28	1,763,641
May 31, 2023	D	June 30, 2023	$13,809	$9.29	1,486,423
May 31, 2023	I	June 30, 2023	$46,072	$9.31	4,948,651
August 24, 2023	S	September 30, 2023	$14,790	$9.40	1,573,405
August 24, 2023	D	September 30, 2023	$12,978	$9.41	1,379,185
August 24, 2023	I	September 30, 2023	$76,140	$9.43	8,074,185
November 27, 2023	S	December 31, 2023	$22,998	$9.48	2,425,971
November 27, 2023	D	December 31, 2023	$3,817	$9.49	402,243
November 27, 2023	I	December 31, 2023	$87,172	$9.50	9,176,044
February 27, 2024	S	March 31, 2024	$33,826	$9.50	3,560,660
February 27, 2024	D	March 31, 2024	$26,354	$9.51	2,771,164
February 27, 2024	I	March 31, 2024	$81,994	$9.53	8,603,765

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of the following periods:

	March 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$1,945,000	$1,026,111	$918,889	$1,010,177
SPV Asset Facility I	525,000	200,000	128,816	194,067
SPV Asset Facility II	1,800,000	995,000	637,604	988,398
SPV Asset Facility III	1,000,000	622,000	159,313	613,501
SPV Asset Facility IV	500,000	200,000	96,731	196,396
SPV Asset Facility V	300,000	200,000	40,176	197,183
SPV Asset Facility VI	750,000	350,000	75,300	343,145
CLO VIII	290,000	290,000	—	287,955
CLO XI	260,000	260,000	—	258,185
CLO XII	260,000	260,000	—	258,049
CLO XV	312,000	312,000	—	309,194
CLO XVI	420,000	420,000	—	417,528
March 2025 Notes	500,000	500,000	—	496,928
September 2026 Notes	350,000	350,000	—	345,100
February 2027 Notes	500,000	500,000	—	497,220
September 2027 Notes(4)	600,000	600,000	—	589,386
June 2028 Notes(4)	650,000	650,000	—	640,716
January 2029 Notes(4)	550,000	550,000	—	536,981
March 2031 Notes(4)	750,000	750,000	—	721,719
Total Debt	$12,262,000	$9,035,111	$2,056,829	$8,901,828

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying values of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, SPV Asset Facility V, SPV Asset Facility VI, CLO VIII, CLO XI, CLO XII, CLO XV, CLO XVI, March 2025 Notes, September 2026 Notes, February 2027 Notes, September 2027 Notes, June 2028 Notes, January 2029 Notes, and March 2031 Notes are presented net of unamortized debt issuance costs of $15.9 million, $5.9 million, $6.6 million, $8.5 million, $3.6 million, $2.8 million, $6.9 million, $2.0 million, $1.8 million, $2.0 million, $2.8 million, $2.5 million, $3.0 million, $4.9 million, $2.8 million, $6.5 million, $9.5 million, $13.2 million, and $21.0 million, respectively.
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
(4)Inclusive of change in fair market value of effective hedge.

The below table represents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Interest expense	$158,509	$86,574
Amortization of debt issuance costs	6,281	3,697
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items(1)	4,626	(676)
Total Interest Expense	$169,416	$89,595
Average interest rate	7.6%	6.2%
Average daily borrowings	$8,255,253	$5,579,502

(1)Refer to the September 2027, June 2028, January 2029, and March 2031 Notes for details on the facility’s interest rate swap.

The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)

SPV Asset Facility I
March 31, 2024 (unaudited)	$200.0	$2,077.8	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)

December 31, 2023	$475.0	$2,085.2	—	N/A
SPV Asset Facility II
March 31, 2024 (unaudited)	$995.0	$2,077.8	—	N/A
December 31, 2023	$1,718.0	$2,085.2	—	N/A
SPV Asset Facility III
March 31, 2024 (unaudited)	$622.0	$2,077.8	—	N/A
December 31, 2023	$522.0	$2,085.2	—	N/A
SPV Asset Facility IV
March 31, 2024 (unaudited)	$200.0	$2,077.8	—	N/A
December 31, 2023	$250.0	$2,085.2	—	N/A
SPV Asset Facility V
March 31, 2024 (unaudited)	$200.0	$2,077.8	—	N/A
December 31, 2023	$200.0	$2,085.2	—	N/A
SPV Asset Facility VI
March 31, 2024 (unaudited)	$350.0	$2,077.8	—	N/A
December 31, 2023	$160.0	$2,085.2	—	N/A
CLO VIII
March 31, 2024 (unaudited)	$290.0	$2,077.8	—	N/A
December 31, 2023	$290.0	$2,085.2	—	N/A
CLO XI
March 31, 2024 (unaudited)	$260.0	$2,077.8	—	N/A
December 31, 2023	$260.0	$2,085.2	—	N/A
CLO XII
March 31, 2024 (unaudited)	$260.0	$2,077.8	—	N/A
December 31, 2023	$260.0	$2,085.2	—	N/A
CLO XV
March 31, 2024 (unaudited)	$312.0	$2,077.8	—	N/A
CLO XVI
March 31, 2024 (unaudited)	$420.0	$2,077.8	—	N/A
Revolving Credit Facility
March 31, 2024 (unaudited)	$1,026.1	$2,077.8	—	N/A
December 31, 2023	$628.1	$2,085.2	—	N/A
September 2026 Notes
March 31, 2024 (unaudited)	$350.0	$2,077.8	—	N/A
December 31, 2023	$350.0	$2,085.2	—	N/A
February 2027 Notes
March 31, 2024 (unaudited)	$500.0	$2,077.8	—	N/A
December 31, 2023	$500.0	$2,085.2	—	N/A
September 2027 Notes
March 31, 2024 (unaudited)	$600.0	$2,077.8	—	N/A
December 31, 2023	$600.0	$2,085.2	—	N/A
June 2028 Notes
March 31, 2024 (unaudited)	$650.0	$2,077.8	—	N/A
December 31, 2023	$650.0	$2,085.2	—	N/A
March 2025 Notes
March 31, 2024 (unaudited)	$500.0	$2,077.8	—	N/A
December 31, 2023	$500.0	$2,085.2	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)

January 2029 Notes
March 31, 2024 (unaudited)	$550.0	$2,077.8	—	N/A
December 31, 2023	$550.0	$2,085.2	—	N/A
March 2031 Notes
March 31, 2024 (unaudited)	$750.0	$2,077.8	—	N/A

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
Credit Facilities
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
The maximum principal amount of the Revolving Credit Facility is $2.00 billion (increased from $1.95 billion to $2.00 billion on May 8, 2024), subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $2.84 billion through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
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
SPV Asset Facility II
On October 5, 2021 (the “SPV Asset Facility II Closing Date”), Core Income Funding II LLC (“Core Income Funding II”), a Delaware limited liability company and our newly formed subsidiary entered into a loan and financing and servicing agreement (as amended through the date here of, the “SPV Asset Facility II”), with Core Income Funding II, as borrower, us, as equityholder and service provider, the lenders from time to time parties thereto (the “SPV Asset Facility II Lenders”), Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as collateral agent, and Alter Domus (US) LLC as collateral custodian. The following describes the terms of the SPV Asset Facility II as amended through March 7, 2024 (the “SPV Asset Facility II Seventh Amendment Date”).
From time to time, we expect to sell and contribute certain loan assets to Core Income Funding II pursuant to a Sale and Contribution Agreement by and between us and Core Income Funding II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by Core Income Funding II, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Core Income Funding II through our ownership of Core Income Funding II. The maximum principal amount of the SPV Asset Facility II is $1.80 billion; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Core Income Funding II’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits and collateral quality tests.
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
SPV Asset Facility VI
On August 29, 2023 (the “SPV Asset Facility VI Closing Date”), Core Income Funding VI LLC (“Core Income Funding VI”), a Delaware limited liability company and newly formed subsidiary of ours, entered into a Credit Agreement (the “SPV Asset Facility VI”), with Core Income Funding VI LLC, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility VI Lenders”), The Bank of Nova Scotia, as Agent, State Street Bank and Trust Company as Collateral Agent and Alter Domus (US) LLC as Document Custodian. On March 1, 2024 (the “SPV Asset Facility VI First Amendment Date”), the parties to the SPV Asset Facility VI entered into Amendment No. 1 (the “SPV Asset Facility VI Amendment No. 1”) in order to, among other changes, convert a portion of the existing revolver availability into term loan availability, modify the eligibility criteria and concentration limitations for the assets that are included in the borrowing base calculations under the SPV Asset Facility VI. On the SPV Asset Facility VI First Amendment Date, we also consented to the assignment of the term commitment under the SPV Asset Facility VI, and all of the outstanding term loans, to Hamburg Commercial Bank AG, Luxembourg Branch.
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

The CLO VIII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO VIII Closing Date (the “CLO VIII Indenture”), by and among the CLO VIII Issuer and State Street Bank and Trust Company: (i) $152.0 million of AAA(sf) Class A-T Notes, which bear interest at three-month term SOFR plus 2.50%, (ii) $46.0 million of AAA(sf) Class A-F Notes, which bear interest at 6.02%, (iii) $32.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.50% and (iv) $30.0 million of A(sf) Class C Notes, which bear interest at 4.90% (together, the “CLO VIII Secured Notes”) and (B) the borrowing by the CLO VIII Issuer of $30.0 million under floating rate Class A-L loans (the “Class A-L Loans” and together with the CLO VIII Secured Notes, the “CLO VIII Debt”). The Class A-L Loans bear interest at three-month term SOFR plus 2.50%. The Class A-L Loans were borrowed under a loan agreement (the “A-L Loan Agreement”), dated as of the CLO VIII Closing Date, by and among the CLO VIII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO VIII Debt is secured by middle market loans, participation interests in middle market loans and other assets of the CLO VIII Issuer. The CLO VIII Debt is scheduled to mature on the Payment Date (as defined in the CLO VIII Indenture) in November, 2034. The CLO VIII Secured Notes were privately placed by Natixis Securities Americas LLC as placement agent.
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
The CLO XI Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO XI Closing Date (the “CLO XI Indenture”), by and among the CLO XI Issuer and State Street Bank and Trust Company: (i) $152.5 million of AAA(sf) Class A-1T Notes, which bear interest at three-month term

SOFR plus 2.50%, (ii) $25.5 million of AAA(sf) Class A-1F Notes, which bear interest at 6.10% and (iii) $32.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.60% (together, the “CLO XI Secured Notes”) and (B) the borrowing by the Issuer of $50.0 million under floating rate Class A-1L loans (the “CLO XI Class A-1L Loans” and together with the CLO XI Secured Notes, the “CLO XI Debt”). The CLO XI Class A-1L Loans bear interest at three-month term SOFR plus 2.50%. The CLO XI Class A-1L Loans were borrowed under a loan agreement (the “CLO XI A-1L Loan Agreement”), dated as of the CLO XI Closing Date, by and among the CLO XI Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XI Debt is secured by middle market loans, participation interests in middle market loans and other assets of the Issuer. The CLO XI Debt is scheduled to mature on the Payment Date (as defined in the CLO XI Indenture) in May, 2035. The CLO XI Secured Notes were privately placed by SMBC Nikko Securities America, Inc. as Initial Purchaser.
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
The CLO XII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO XII Closing Date (the “CLO XII Indenture”), by and among the CLO XII Issuer and State Street Bank and Trust Company: (i) $90.0 million of AAA(sf) Class A-1A Notes, which bear interest at three-month term SOFR plus 2.55%, (ii) $22.0 million of AAA(sf) Class A-1B Notes, which bear interest at 6.37%, (iii) $8.0 million of AAA(sf) Class A-2 Notes, which bear interest at three-month term SOFR plus 3.10% and (iv) $24.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.55% (together, the “CLO XII Secured Notes”) and (B) the borrowing by the CLO XII Issuer of $116.0 million under floating rate Class A-1L loans (the “CLO XII Class A-1L Loans” and together with the CLO XII Secured Notes, the “CLO XII Debt”). The CLO XII Class A-1L Loans bear interest at three-month term SOFR plus 2.55%. The CLO XII Class A-1L Loans were borrowed under a credit agreement (the “CLO XII Class A-1L Credit Agreement”), dated as of the CLO XII Closing Date, by and among the CLO XII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XII Debt is secured by middle market loans, participation interests in middle market loans and other assets of the CLO XII Issuer. The CLO XII Debt is scheduled to mature on the Payment Date (as defined in the CLO XII Indenture) in July, 2034. The CLO XII Secured Notes were privately placed by BofA Securities, Inc. as Initial Purchaser.
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
CLO XV
On January 30, 2024 (the “CLO XV Closing Date”), we completed a $478.0 million term debt securitization transaction (the “CLO XV Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO XV Transaction and the secured loan borrowed in the CLO XV Transaction were issued and incurred, as applicable, by our consolidated subsidiary Owl Rock CLO XV, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XV Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO XV Issuer.
The CLO XII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO XV Closing Date (the “CLO XV Indenture”), by and among the CLO XV Issuer and State Street Bank and Trust Company: (i) $273.6 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.30%, (ii) $38.4 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.20% (together, the “CLO XV Secured Notes”). The CLO XV Secured Notes are secured by middle market loans, participation interests in middle market loans and other assets of the CLO XV Issuer. The CLO XV Secured Notes are scheduled to mature on the Payment

Date (as defined in the CLO XV Indenture) in January, 2036. The CLO XV Secured Notes were privately placed by Natixis Securities Americas LLC as placement agent.
Concurrently with the issuance of the CLO XV Secured Notes, the CLO XV Issuer issued approximately $166.0 million of subordinated securities in the form of 165,980 preferred shares at an issue price of U.S. $1,000 per share (the “CLO XV Preferred Shares”). The CLO XV Preferred Shares were issued by the CLO XV Issuer as part of its issued share capital and are not secured by the collateral securing the CLO XV Secured Notes. We purchased all of the CLO XV Preferred Shares. We act as retention holder in connection with the CLO XV Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO XV Preferred Shares.
As part of the CLO XV Transaction, we entered into a loan sale agreement with the CLO XV Issuer dated as of the CLO XV Closing Date (the “CLO XV OCIC Loan Sale Agreement”), which provided for the contribution of approximately $115.4 million funded par amount of middle market loans from us to the CLO XV Issuer on the CLO XV Closing Date and for future sales from us to the CLO XV Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XV Secured Notes. The remainder of the initial portfolio assets securing the CLO XV Secured Notes consisted of approximately $329.7 million funded par amount of middle market loans purchased by the CLO XV Issuer from Core Income Funding I LLC, our wholly-owned subsidiary, under an additional loan sale agreement executed on the CLO XV Closing Date between the CLO XV Issuer and Core Income Funding I LLC (the “CLO XV Core Income Funding I Loan Sale Agreement”). No gain or loss was recognized as a result of these sales and contributions. We and Core Income Funding I LLC each made customary representations, warranties, and covenants to the CLO XV Issuer under the applicable loan sale agreement.
Through January 20, 2028, a portion of the proceeds received by the CLO XV Issuer from the loans securing the CLO XV Secured Notes may be used by the CLO XV Issuer to purchase additional middle market loans under the direction of the Adviser in its capacity as collateral manager for the CLO XV Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans.
The CLO XV Secured Notes is the secured obligation of the CLO XV Issuer, and the CLO XV Indenture each include customary covenants and events of default. The CLO XV Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
The Adviser will serve as collateral manager for the CLO XV Issuer under a collateral management agreement dated as of the CLO XV Closing Date (the “Collateral Management Agreement”). The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Amended and Restated Investment Advisory Agreement, dated May 18, 2021, between the Adviser and us will be offset by the amount of the collateral management fee attributable to the CLO XV Issuer’s equity or notes owned by us.
CLO XVI
On March 7, 2024 (the “CLO XVI Closing Date”), we completed a $597.0 million term debt securitization transaction (the “CLO XVI Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO XVI Transaction and the secured loan borrowed in the CLO XVI Transaction were issued and incurred, as applicable, by our consolidated subsidiary Owl Rock CLO XVI, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XVI Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO XVI Issuer.
The CLO XVI Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO XVI Closing Date (the “CLO XVI Indenture”), by and among the CLO XVI Issuer and State Street Bank and Trust Company: (i) $342.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.00%, (ii) $48.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 2.50% and (iii) $30.0 million of A(sf) Class C Notes, which bear interest at three-month term SOFR plus 3.30% (together, the “CLO XVI Secured Notes”). The CLO XVI Secured Notes are secured by middle market loans, participation interests in middle market loans and other assets of the CLO XVI Issuer. The CLO XVI Debt is scheduled to mature on the Payment Date (as defined in the CLO XVI Indenture) in April, 2036. The CLO XVI Secured Notes were privately placed by Deutsche Bank Securities Inc. as Initial Purchaser.
Concurrently with the issuance of the CLO XVI Secured Notes, the CLO XVI Issuer issued approximately $177.0 million of subordinated securities in the form of 177,000 preferred shares at an issue price of U.S. $1,000 per share (the “CLO XVI Preferred Shares”). The CLO XVI Preferred Shares were issued by the CLO XVI Issuer as part of its issued share capital and are not secured by the collateral securing the CLO XVI Debt. We purchased all of the CLO XVI Preferred Shares. We acts as retention holder in connection with the CLO XVI Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO XVI Preferred Shares.
As part of the CLO XVI Transaction, we entered into a loan sale agreement with the CLO XVI Issuer dated as of the CLO XVI Closing Date (the “OCIC CLO XVI Loan Sale Agreement”), which provided for the contribution of approximately $206.6 million funded par amount of middle market loans from us to the CLO XVI Issuer on the CLO XVI Closing Date and for future sales from the Company to the CLO XVI Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XVI Secured Notes. The remainder of the initial portfolio assets secured the CLO XVI Secured Notes consisted of approximately $356.5 million funded par amount of middle market loans purchased by the CLO XVI Issuer from Core Income Funding II LLC, our wholly-owned subsidiary, under an additional loan sale agreement executed on the CLO XVI Closing Date between the CLO XVI Issuer and Core Income Funding II LLC (the “CLO XVI Core Income Funding II Loan Sale Agreement”). We and Core Income Funding II LLC each made customary representations, warranties, and covenants to the CLO XVI Issuer under the applicable loan sale agreement. No gain or loss was recognized as a result of these sales and contributions.
Through April 20, 2028, a portion of the proceeds received by the CLO XVI Issuer from the loans securing the CLO XVI Secured Notes may be used by the CLO XVI Issuer to purchase additional middle market loans under the direction of the Adviser in its capacity as collateral manager for the CLO XVI Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans.
The CLO XVI Secured Notes is the secured obligation of the CLO XVI Issuer, and the CLO XVI Indenture includes customary covenants and events of default. The CLO XVI Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
The Adviser will serve as collateral manager for the CLO XVI Issuer under a collateral management agreement dated as of the CLO XVI Closing Date (the “Collateral Management Agreement”). The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Amended and Restated Investment Advisory Agreement, dated May 18, 2021, between the Adviser and us will be offset by the amount of the collateral management fee attributable to the CLO XVI Issuer’s equity or notes owned by us.
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
The March 2025 Notes are our direct, general unsecured obligations and rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the March 2025 Notes. The March 2025 Notes rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior to the March 2025 Notes. The March 2025 Notes rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we secures) to the extent of the value of the assets securing such indebtedness. The March 2025 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.
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
In connection with the issuance of the September 2027 Notes, on October 18, 2022 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $600.0 million. We will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.84%. The interest rate swaps mature on September 16, 2027. For the three months ended March 31, 2024 we made periodic payments of $4.7 million. For the three months ended March 31, 2023, we made periodic payments of $0.7 million. The interest expense related to the September 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of March 31, 2024, the interest rate swap had a fair value of $(3.7) million ($0.4 million net of the present value of the cash flows of the September 2027 Notes). As of December 31, 2022, the interest rate swap had a fair value of $6.5 million ($1.1 million net of the present value of the cash flows of the September 2027 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 5. Debt.”
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
The June 2028 Notes were issued pursuant to the Base Indenture and the Fifth Supplemental Indenture (together with the Base Indenture, the “June 2028 Indenture”), between us and the Trustee. The June 2028 Notes will mature on June 13, 2028 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the June 2028 Indenture. The June 2028 Notes bear interest at a rate of 7.950% per year payable semi-annually on June 13 and December 13 of each year, commencing on December 13, 2023. Concurrent with the issuance of the June 2028 Notes, we entered into a Registration Rights Agreement (the “June 2028 Registration Rights Agreement”) for the benefit of the purchasers of the June 2028 Notes. Pursuant to the June 2028 Registration Rights Agreement, we are obligated to file a registration statement with the SEC with respect to an offer to exchange the June 2028 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the June 2028 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use our commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the June 2028 Notes. If we fail to satisfy our registration obligations under the June 2028 Registration Rights Agreement, we will be required to pay additional interest to the holders of the June 2028 Notes. The Company filed a registration statement with the SEC and, on April 18, 2024, commenced an offer to exchange the June 2028 Notes for newly issued registered notes with substantially similar terms. See Note 12. “Subsequent Events.”
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
In connection with the issuance of the June 2028 Notes, on February 16, 2024 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $650.0 million. We will receive fixed rate interest at 7.950% and pay variable rate interest based on SOFR plus 3.79%. The interest rate swaps mature on May 13, 2028. For the three months ended March 31, 2024, we did not make periodic payments. The interest expense related to the June 2028 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of March 31, 2024, the interest rate swap had a fair value of $(0.1) million ($(0.3) million net of the present value of the cash flows of the June 2028 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the June 2028 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations.
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
The January 2029 Notes were issued pursuant to the Base Indenture and a Sixth Supplemental Indenture, dated as of December 4, 2023 (the “Sixth Supplemental Indenture” and together with the Base Indenture, the “January 2029 Indenture”), between us and the Trustee. The January 2029 Notes will mature on January 15, 2029 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the January 2029 Indenture. The January 2029 Notes bear interest at a rate of 7.750% per year payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2024. Concurrent with the issuance of the January 2029 Notes, we entered into a Registration Rights Agreement (the “January 2029 Registration Rights Agreement”) for the benefit of the purchasers of the January 2029 Notes. Pursuant to the January 2029 Registration Rights Agreement, we are obligated to file a registration statement with the SEC with respect to an offer to exchange the January 2029 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the January 2029 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use our commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the January 2029 Notes. If we fail to satisfy our registration obligations under the January 2029 Registration Rights Agreement, we will be required to pay additional interest to the holders of the January 2029 Notes. The Company filed a registration statement with the SEC and, on April 18, 2024, commenced an offer to exchange the January 2029 Notes for newly issued registered notes with substantially similar terms. See Note 12. “Subsequent Events.”
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
In connection with the issuance of the January 2029 Notes, on November 28, 2023 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $550.0 million. We will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.647%. The interest rate swaps mature on January 15, 2029. For the twelve months ended December 31, 2023, we did not make periodic payments. The interest expense related to the January 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of December 31, 2023, the interest rate swap had a fair value of $0.3 million ($0.1 million net of the present value of the cash flows of the January 2029 Notes). As of December 31, 2023, the interest rate swap had a fair value of $12.1 million ($1.5 million net of the present value of the cash flows of the January 2029 notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the January 2029 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations.
March 2031 Notes
On February 1, 2024, we issued $750.0 million aggregate principal amount of its 6.650% notes due 2031 (the “March 2031 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The March 2031 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
The March 2031 Notes were issued pursuant to the Base Indenture and a Seventh Supplemental Indenture, dated as of February 1, 2024 (the “Seventh Supplemental Indenture” and together with the Base Indenture, the “March 2031 Indenture”), between us and the Trustee. The March 2031 Notes will mature on March 15, 2031 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the March 2031 Indenture. The March 2031 Notes bear interest at a rate of 6.650% per year payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2024. Concurrent with the issuance of the March 2031 Notes, we entered into a Registration Rights Agreement (the “March 2031 Registration Rights Agreement”) for the benefit of the purchasers of the March 2031 Notes. Pursuant to the March 2031 Registration Rights Agreement, we are obligated to file a registration statement with the SEC with respect to an offer to exchange the March 2031 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the March 2031 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the March 2031 Notes. If we fail to satisfy its registration obligations under the March 2031 Registration Rights Agreement, it will be required to pay additional interest to the holders of the March 2031 Notes. The Company filed a registration statement with the SEC and, on April 18, 2024, commenced an offer to exchange the March 2031 Notes for newly issued registered notes with substantially similar terms. See Note 12. “Subsequent Events.”
The March 2031 Notes are our direct, general unsecured obligations and rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the March 2031 Notes. The March 2031 Notes rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior, to the March 2031 Notes. The March 2031 Notes rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secures) to the extent of the value of the assets securing such indebtedness. The March 2031 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.
The March 2031 Indenture contains certain covenants, including covenants requiring us to (i) comply with Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a) of the 1940 Act, for the period of time during which the March 2031 Notes are outstanding, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the March 2031 Notes and the Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the March 2031 Indenture.
In addition, if a change of control repurchase event, as defined in the March 2031 Indenture, occurs prior to maturity, holders of the March 2031 Notes will have the right, at their option, to require us to repurchase for cash some or all of the March 2031 Notes at a repurchase price equal to 100% of the aggregate principal amount of the March 2031 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date.
In connection with the issuance of the March 2031 Notes, on January 29, 2024 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $750.0 million. We will receive fixed rate interest at 6.650% and pay variable rate interest based on SOFR plus 2.902%. The interest rate swaps mature on January 15, 2031. For the three months ended March 31, 2024, we did not make periodic payments. The interest expense related to the March 2031 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of March 31, 2024, the interest rate swap had a fair value of $(9.5) million ($(2.2) million net of the present value of the cash flows of the March 2031 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the March 2031 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. As of the following periods, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2024	December 31, 2023
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$4,000	$8,444
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	—	309
ACR Group Borrower, LLC	First lien senior secured revolving loan	425	425
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	352	282
Alera Group, Inc.	First lien senior secured delayed draw term loan	43,565	45,858
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	3,247	3,247
AmeriLife Holdings LLC	First lien senior secured revolving loan	16,273	16,273
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	—	5,457
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	24,302	26,966
Anaplan, Inc.	First lien senior secured revolving loan	16,528	16,528
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	10,446	17,957
Apex Service Partners, LLC	First lien senior secured revolving loan	4,772	7,080
Appfire Technologies, LLC	First lien senior secured revolving loan	1,260	1,260
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	10,081	10,587
Aptean Acquiror, Inc.	First lien senior secured revolving loan	7,282	—
Aptean Acquiror, Inc.	First lien senior secured delayed draw term loan	13,501	—
Aramsco, Inc.	First lien senior secured delayed draw term loan	7,797	7,797
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	9,688	9,688
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	3,404	3,404

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Associations, Inc.	First lien senior secured revolving loan	2,350	3,123
Associations, Inc.	First lien senior secured delayed draw term loan	507	507
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK term loan	29,861	31,898
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR term loan	29,801	30,482
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	3,311	3,387
Avalara, Inc.	First lien senior secured revolving loan	7,045	7,045
AWP Group Holdings, Inc.	First lien senior secured delayed draw term loan	7,024	7,024
AWP Group Holdings, Inc.	First lien senior secured revolving loan	4,122	4,557
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	12,469	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	1,995	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	20,128	20,128
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	13,486	14,060
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,381	1,275
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	2,172	3,207
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	26,528	26,528
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	161	161
BELMONT BUYER, INC. (dba Valenz)	First lien senior secured delayed draw term loan	7,980	7,980
BELMONT BUYER, INC. (dba Valenz)	First lien senior secured revolving loan	6,650	6,650
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	4,179	4,179
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured delayed draw term loan	13,641	13,641
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured revolving loan	13,901	13,901
Brightway Holdings, LLC	First lien senior secured revolving loan	1,789	1,158
Broadcast Music, Inc. (fka Otis Merger Sub, Inc.)	First lien senior secured revolving loan	6,271	—
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	354	468
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	579	868
Canadian Hospital Specialties Ltd.	First lien senior secured CAD revolving loan	73	75
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	577	577
Certinia, Inc.	First lien senior secured revolving loan	4,412	4,412
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	6,278	11,699
CivicPlus, LLC	First lien senior secured revolving loan	2,244	1,481

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	—	3,750
Community Brands ParentCo, LLC	First lien senior secured revolving loan	1,875	1,875
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	25,566	—
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	14,183	14,183
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	14,183	14,183
Coupa Holdings, LLC	First lien senior secured revolving loan	1,664	1,664
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	2,174	2,174
CPM Holdings, Inc.	First lien senior secured revolving loan	4,650	5,000
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	17,226	17,226
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	9,963	9,963
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	91
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	10,552	—
Dresser Utility Solutions, LLC	First lien senior secured delayed draw term loan	7,537	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	2,710	2,710
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	3,304	20,926
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	8,048	8,048
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	6,960	6,960
Entrata, Inc.	First lien senior secured revolving loan	513	513
EOS U.S. Finco LLC	First lien senior secured delayed draw term loan	9,830	9,830
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	676	676
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	3,671	4,405
FARADAY BUYER, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	14,307	14,307
Fiesta Purchaser, Inc.	First lien senior secured revolving loan	14,898	—
Finastra USA, Inc.	First lien senior secured revolving loan	13,925	12,568
Formerra, LLC	First lien senior secured revolving loan	421	526
Fortis Solutions Group, LLC	First lien senior secured revolving loan	6,409	6,409
FR Vision Holdings, Inc.	First lien senior secured delayed draw term loan	10,915	—
FR Vision Holdings, Inc.	First lien senior secured revolving loan	3,692	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	5,000	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	1,250	—

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Fullsteam Operations, LLC	First lien senior secured loan	1,047	1,961
Fullsteam Operations, LLC	First lien senior secured loan	904	1,250
Fullsteam Operations, LLC	First lien senior secured revolving loan	500	500
Galls, LLC	First lien senior secured delayed draw term loan	39,243	—
Galls, LLC	First lien senior secured revolving loan	13,343	—
Galway Borrower LLC	First lien senior secured revolving loan	5,254	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	49,734	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,182	3,182
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	791	791
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	8,404	—
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	11,082	4,908
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured delayed draw term loan	14,090	14,090
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	7,600
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,673	669
Global Music Rights, LLC	First lien senior secured revolving loan	12,415	7,500
Granicus, Inc.	First lien senior secured delayed draw term loan	4,888	—
Granicus, Inc.	First lien senior secured revolving loan	4,633	127
Grayshift, LLC	First lien senior secured revolving loan	2,419	2,419
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	990	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	247	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	96	96
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	8,745	8,745
Home Service TopCo IV, Inc.	First lien senior secured revolving loan	3,359	3,359
Home Service TopCo IV, Inc.	First lien senior secured delayed draw term loan	8,397	8,397
Hyland Software, Inc.	First lien senior secured revolving loan	6,978	6,978
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	2,749	—
Ideal Image Development, LLC	First lien senior secured revolving loan	366	—
Ideal Image Development, LLC	First lien senior secured revolving loan	—	329
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	8,630	8,630
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	3,613	3,613
IMO Investor Holdings, Inc.	First lien senior secured delayed draw term loan	2,894	3,127

Portfolio Company	Investment	March 31, 2024	December 31, 2023
IMO Investor Holdings, Inc.	First lien senior secured revolving loan	2,085	2,382
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	5,080	7,620
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	6,570	6,570
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	3,754	4,693
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	12,716	12,716
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	5,934	5,934
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	5,450	5,450
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	21,923	21,923
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3,731	3,490
Kaseya Inc.	First lien senior secured delayed draw term loan	4,077	4,077
Kaseya Inc.	First lien senior secured revolving loan	3,256	3,256
KENE Acquisition, Inc.	First lien senior secured delayed draw term loan	7,472	—
KENE Acquisition, Inc.	First lien senior secured revolving loan	2,242	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	6,054	6,054
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	12,134	12,134
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	10,944	10,944
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	22,325	15,627
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	1,485	1,946
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured delayed draw term loan	6,360	6,360
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	10,127	11,685
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured delayed draw term loan	27,285	40,928
Lignetics Investment Corp.	First lien senior secured revolving loan	9,941	1,912
LSI Financing 1 DAC	Series 6 Notes	129,580	—
ManTech International Corporation	First lien senior secured delayed draw term loan	2,164	2,164
ManTech International Corporation	First lien senior secured revolving loan	1,806	1,806
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	5,627	21,702
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	8,038	5,627
Medline Borrower, LP	First lien senior secured revolving loan	2,020	2,020
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,571	3,571
Milan Laser Holdings LLC	First lien senior secured revolving loan	2,553	2,553

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	4,271	2,215
Mitnick Corporate Purchaser, Inc.	First lien senior secured revolving loan	9,375	9,375
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	14,027	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	21,041	—
Natural Partners, LLC	First lien senior secured revolving loan	5,063	5,063
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	23,312	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured revolving loan	4,349	—
Nelipak Holding Company	First lien senior secured delayed draw term loan	11,787	—
Nelipak Holding Company	First lien senior secured revolving loan	6,158	—
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	4,118	4,118
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	3,521	4,930
OAC Holdings I Corp. (dba Omega Holdings)	First lien senior secured revolving loan	2,021	2,572
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	4,902	4,902
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	4,503	8,469
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3,302	3,302
Omnia Partners, LLC	First lien senior secured delayed draw term loan	—	172
OneOncology LLC	First lien senior secured revolving loan	14,267	14,267
OneOncology LLC	First lien senior secured delayed draw term loan	17,478	26,752
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	10,148	10,148
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	17,905	17,905
Park Place Technologies, LLC	First lien senior secured delayed draw term loan	13,490	—
Park Place Technologies, LLC	First lien senior secured revolving loan	10,117	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured delayed draw term loan	17,143	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	88	70
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	21,800	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	6,560	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	2,570	2,570
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	31,691	31,691
PetVet Care Centers, LLC	First lien senior secured revolving loan	33,258	33,258

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Ping Identity Holding Corp.	First lien senior secured revolving loan	2,182	2,182
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured delayed draw term loan	3,263	28,553
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured revolving loan	4,895	8,158
Pluralsight, LLC	First lien senior secured revolving loan	—	87
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	11,854	11,854
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	10,076	10,076
Premise Health Holding	First lien senior secured revolving loan	8,191	—
QAD, Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	364	455
Relativity ODA LLC	First lien senior secured revolving loan	435	435
Sailpoint Technologies Holdings, Inc.	First lien senior secured revolving loan	5,718	5,718
Securonix, Inc.	First lien senior secured revolving loan	5,339	5,339
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	8,620	9,077
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	11,770	11,770
Smarsh Inc.	First lien senior secured delayed draw term loan	10,381	10,381
Smarsh Inc.	First lien senior secured revolving loan	498	830
Sonny's Enterprises, LLC	First lien senior secured revolving loan	25,158	25,158
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	9,905	15,212
Southern Air & Heat Holdings, LLC	First lien senior secured revolving loan	220	259
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	24,039	28,751
Spotless Brands, LLC	First lien senior secured revolving loan	1,461	1,146
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured delayed draw term loan	12,267	12,267
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured revolving loan	6,133	6,133
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	5,579	5,579
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	5,336	5,336
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	2,360	2,360
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,768	7,768
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	2,992	3,508
The Shade Store, LLC	First lien senior secured delayed draw term loan	10,580	—
The Shade Store, LLC	First lien senior secured revolving loan	4,773	2,455

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	316	418
Troon Golf, L.L.C.	First lien senior secured revolving loan	7,207	7,207
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	2,000	2,000
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	71,937	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	8,120	8,120
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	23,000	41,400
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	1,096
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	124	124
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	483	833
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	4,500	4,500
Zendesk, Inc.	First lien senior secured delayed draw term loan	30,080	30,080
Zendesk, Inc.	First lien senior secured revolving loan	12,386	12,386
Total Unfunded Portfolio Company Commitments		$1,883,748	$1,394,947
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
Organizational and Offering Costs
The Adviser has incurred organization and offering costs on behalf of us in the amount of $2.9 million for the period from April 22, 2020 (Inception) to March 31, 2024, of which $2.9 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2024, management was not aware of any pending or threatened litigation.

Contractual Obligations
A summary of our contractual payment obligations under our credit facilities and notes as of March 31, 2024, is as follows:

($ in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 years
Revolving Credit Facility	$1,026,111	$—	$—	$1,026,111	$—
SPV Asset Facility I	200,000	—	—	—	200,000
SPV Asset Facility II	995,000	—	995,000	—	—
SPV Asset Facility III	622,000	—	—	622,000	—
SPV Asset Facility IV	200,000	—	—	—	200,000
SPV Asset Facility V	200,000	—	—	200,000	—
SPV Asset Facility VI	350,000	—	—	—	350,000
CLO VIII	290,000	—	—	—	290,000
CLO XI	260,000	—	—	—	260,000
CLO XII	260,000	—	—	—	260,000
CLO XV	312,000	—	—	—	312,000
CLO XVI	420,000	—	—	—	420,000
March 2025 Notes	500,000	500,000	—	—	—
September 2026 Notes	350,000	—	350,000	—	—
February 2027 Notes	500,000	—	500,000	—	—
September 2027 Notes	600,000	—	—	600,000	—
June 2028 Notes	650,000	—	—	650,000	—
January 2029 Notes	550,000	—	—	550,000	—
March 2031 Notes	750,000	—	—	—	750,000
Total Contractual Obligations	$9,035,111	$500,000	$1,845,000	$3,648,111	$3,042,000
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

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors described in our Form 10-K for the fiscal year ended December 31, 2023 in “ITEM 1A. – RISK FACTORS.”

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

Financial and Derivative Instruments

Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. We currently qualify as a “limited derivatives user” and expects to continue to do so. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. We have adopted a derivatives policy and complies with the recordkeeping requirements of Rule 18f-4.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes accretion and amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. PIK dividends represent accrued dividends that are added to the shares held of the equity investment on the respective interest payment dates rather than being paid in cash and generally becomes due at a certain trigger date. For the three months ended March 31, 2024, PIK interest and PIK dividend income earned was $27.6 million and $17.2 million, respectively. PIK interest and PIK dividend income represented approximately 5.2% and 3.3% of total investment income for the three months ended March 31, 2024, respectively. For the three months ended March 31, 2023, PIK interest and PIK dividend income earned was $15.1 million and $17.9 million, respectively. PIK interest and PIK dividend income represented approximately 4.9% and 5.9% of total investment income for the three months ended March 31, 2023, respectively. Discounts and premiums to par value on securities purchased are accreted or amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of premiums or discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

Distributions

We have elected to be treated for U.S. federal income tax purposes, and intend to continue to qualify annually as a RIC under Subchapter M of the Code. To obtain and maintain our tax treatment as a RIC, we must distribute (or be deemed to distribute) in each taxable year distributions for tax purposes equal to at least the sum of:

•90% of our investment company taxable income (which is generally our ordinary income plus the excess of realized short-term capital gains over realized net long-term capital losses), determined without regard to the deduction for dividends paid, for such taxable year; and
•90% of our net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions) for such taxable year.

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

With respect to distributions we have adopted a distribution reinvestment plan which was amended and restated on May 6, 2024. The amended and restated distribution reinvestment plan provides for the reinvestment of cash distributions on behalf of shareholders who have enrolled in the distribution reinvestment plan. As a result, if the Board authorizes and declares a cash distribution, then the shareholders who have enrolled in the distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock, rather than receiving the cash distribution. We expect to use newly issued shares to implement the distribution reinvestment plan. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

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

Recent Developments

Revolving Credit Facility Amendment

On April 19, 2024, we entered into the Second Amendment to the Revolving Credit Facility (the “Second Amendment”), which amends the Revolving Credit Facility. The parties to the Second Amendment include us, as Borrower, the subsidiary guarantors party thereto solely with respect to Section 4.9 therein, the lenders party thereto and Sumitomo Mitsui Banking Corporation as Administrative Agent. The Second Amendment extended the commitments of a Non-Extending Lender (as defined in the Revolving Credit Facility) so that such Non-Extending Lender became an Extending Lender (as defined in the Revolving Credit Facility).

DRIP Amendment

On May 6, 2024, our Board adopted an amended and restated distribution reinvestment plan which provides for the reinvestment of any cash distributions on behalf of shareholders who have elected to enroll in the distribution reinvestment plan. As a result, if our Board authorizes and declares a cash distribution, then the shareholders who have elected to enroll in the distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, rather than receiving the cash distribution. The change will have no effect on existing distribution elections under the distribution reinvestment plan.

Commencement of Exchange Offer

On April 18, 2024, we commenced an offer to exchange the June 2028 Notes, the January 2029 Notes and the March 2031 Notes for newly issued registered notes with substantially similar terms.

Equity Raise

As of May 9, 2024, we have issued 393,943,501 shares of Class S common stock, 80,429,545 shares of Class D common stock, and 685,850,176 shares of Class I common stock and have raised total gross proceeds of $3.69 billion, $0.75 billion, and $6.38 billion, respectively, including seed capital of $1,000 contributed by our Adviser in September 2020 and approximately $25.0 million in gross proceeds raised from Feeder FIC Equity. In addition, we received $586.3 million in gross subscription payments which we accepted on May 1, 2024 and which is pending our determination of the net asset value per share applicable to such purchase.

Dividend

On May 7, 2024, our Board declared a distribution of (i) $0.07010 per share, payable on or before June 26, 2024 to shareholders of record as of May 31, 2024, (ii) $0.07010 per share, payable on or before July 26, 2024 to shareholders of record as of June 28, 2024, and (iii) $0.07010 per share, payable on or before August 23, 2024 to shareholders of record as of July 31, 2024 and (iv) a special distribution of $0.03270 per share, payable on or before July 26, 2024 to shareholders of record as of June 28, 2024.

Joint Venture

On May 6, 2024, we entered into an agreement with each of Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Capital Corporation III, Blue Owl Technology Finance Corp., Blue Owl Technology Finance Corp. II, and Blue Owl Technology Income Corp. (together with us, the “Blue Owl BDCs”) and State Teachers Retirement System of Ohio (“OSTRS”) to co-manage Blue Owl Credit SLF LLC (“Credit SLF”), a joint venture that is expected to invest primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Each of the Blue Owl BDCs have agreed to initial commitments to Credit SLF totaling $50.0 million in the aggregate, of which we have agreed to contribute $11.25 million, representing an approximately 19.7% economic ownership. OSTRS will initially commit $7.1 million, representing a 12.5% economic ownership. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board.

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

As of March 31, 2024, 98.4% of our debt investments based on fair value were at floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.7%.

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$523.8	$(227.7)	$296.1
Up 200 basis points	$349.2	$(151.8)	$197.4
Up 100 basis points	$174.6	$(75.9)	$98.7
Down 100 basis points	$(174.6)	$75.9	$(98.7)
Down 200 basis points	$(349.2)	$151.8	$(197.4)
Down 300 basis points	$(523.8)	$227.7	$(296.1)

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

Credit Risk

We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of March 31, 2024 and December 31, 2023, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.

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
(b)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the three months March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC. In order to satisfy the reinvestment portion of our dividends for the three months ended March 31, 2024, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price	Share Class
February 23, 2024	January 31, 2024	986,339	$9.49	Class S
February 23, 2024	January 31, 2024	104,951	$9.50	Class D
February 23, 2024	January 31, 2024	1,928,951	$9.51	Class I
February 23, 2024	February 29, 2024	1,050,132	$9.49	Class S
February 23, 2024	February 29, 2024	97,632	$9.50	Class D
February 23, 2024	February 29, 2024	2,041,594	$9.52	Class I
April 23, 2024	March 31, 2024	1,642,976	$9.50	Class S
April 23, 2024	March 31, 2024	135,877	$9.51	Class D
April 23, 2024	March 31, 2024	3,161,021	$9.53	Class I
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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
February 27, 2024	S	March 31, 2024	$33,826	$9.50	3,560,660
February 27, 2024	D	March 31, 2024	$26,354	$9.51	2,771,164
February 27, 2024	I	March 31, 2024	$81,994	$9.53	8,603,765
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

4.1
Seventh Supplemental Indenture, dated as of February 1, 2024, relating to the 6.650% notes due 2031, by and between Blue Owl Credit Income Corp. and Truist Bank, as successor to Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2024).

4.2	Form of 6.650% Notes due 2031 sold in reliance on Rule 144A of the Securities Act (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on February 1, 2024).

4.3
Form of 6.650% Notes due 2031 sold in reliance on Rule 501(a)(1), (2), (3), (7) or (9) of the Securities Act (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on February 1, 2024).

4.4
Registration Rights Agreement, dated as of February 1, 2024, by and among Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, MUFG Securities Americas Inc., SMBC Nikko Securities America, Inc. and Truist Securities, Inc., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on February 1, 2024).

10.1
Indenture and Security Agreement, dated as of January 30, 2024, by and between Owl Rock CLO XV, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2024).

10.2
Collateral Management Agreement, dated as of January 30, 2024, between Owl Rock CLO XV, LLC and Blue Owl Credit Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2024).

10.3
Loan Sale Agreement, dated as of January 30, 2024, between Blue Owl Credit Income Corp., as Seller and Owl Rock CLO XV, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 1, 2024).

10.4
Loan Sale Agreement, dated as of January 30, 2024, between Core Income Funding I LLC, as Seller and Owl Rock CLO XV, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on February 1, 2024).

10.5
Amendment No. 1 to the Credit Agreement, dated as of March 1, 2024, among Core Income Funding VI LLC, as Borrower, the Lenders party thereto, The Bank of Nova Scotia, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator, Custodian and Alter Domus (US) LLC as Document Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 5, 2024).

10.6
Indenture, dated as of March 7, 2024, by and between Owl Rock CLO XVI, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 11, 2024).

10.7
Collateral Management Agreement, dated as of March 7, 2024, between Owl Rock CLO XVI, LLC and Blue Owl Credit Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 11, 2024).

10.8
Loan Sale Agreement, dated as of March 7, 2024, between Blue Owl Credit Income Corp., as Seller and Owl Rock CLO XVI, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 the Company’s Current Report on Form 8-K, filed on March 11, 2024).

10.9
Loan Sale Agreement, dated as of March 7, 2024, between Core Income Funding II LLC, as Seller and Owl Rock CLO XVI, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on March 11, 2024).

10.11
Amendment No. 7 to the Loan Financing and Servicing Agreement, dated as of March 7, 2024, among Core Income Funding II LLC, as Borrower, Blue Owl Credit Income Corp., as Equityholder and Services Provider, the Lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Facility Agent, the other Agents parties thereto, State Street Bank and Trust Company, as Collateral Agent, and Alter Domus (US) LLC, as Collateral Custodian (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on March 11, 2024).

10.12*
Second Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of April 19, 2024, among Blue Owl Credit Income Corp., the Subsidiary Guarantors party thereto, Citibank, N.A., as a Lender, and Sumitomo Mitsui Banking Corporation, as Administrative Agent.

10.13*	Amended and Restated Distribution Reinvestment Plan effective as of May 6, 2024.

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

Blue Owl Credit Income Corp.

Date: May 9, 2024	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: May 9, 2024	By:	/s/ Bryan Cole
Bryan Cole
Chief Operating Officer and Chief Financial Officer