Form 10-Q
period 2024-06-30
Blue Owl Credit Income Corp.
filed 2024-08-08
CIK 1812554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 8, 2024, the registrant had 445,698,069 shares of Class S common stock, 46,772,105 shares of Class D common stock, and 806,024,384 shares of Class I common stock, $0.01, par value per share, outstanding.

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
•the impact of elevated interest and inflation rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems, uncertainties related to the 2024 U.S. presidential election, and the risk of recession or a shutdown of government services could impact our business prospects and the prospects of our portfolio companies;
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
•our ability to qualify for and maintain our tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”);
•the impact that environmental, social and governance matters could have on our brand and reputation and our portfolio companies;
•the effect of legal, tax and regulatory changes;
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks, and the increasing use of artificial intelligence and machine learning technology;
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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Blue Owl Credit Income Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $21,398,235 and $15,937,544, respectively)	$21,429,100	$16,010,137
Non-controlled, affiliated investments (amortized cost of $66,577 and $72,371, respectively)	75,346	78,406
Controlled, affiliated investments (amortized cost of $663,099 and $561,528, respectively)	682,080	573,550
Total investments at fair value (amortized cost of $22,127,911 and $16,571,443, respectively)	22,186,526	16,662,093
Cash (restricted cash of $110,460 and $40,872, respectively)	539,688	415,384
Interest receivable	161,551	138,350
Receivable from controlled affiliates	15,364	8,024
Receivable for investments sold	7,377	28,508
Prepaid expenses and other assets	58,970	4,123
Total Assets	$22,969,476	$17,256,482
Liabilities
Debt (net of unamortized debt issuance costs of $130,126 and $101,242, respectively)	$10,082,214	$7,827,973
Distribution payable	124,520	93,930
Payable for investments purchased	477,780	167,078
Payables to affiliates	70,212	54,544
Tender offer payable	151,929	113,988
Accrued expenses and other liabilities	215,743	106,423
Total Liabilities	11,122,398	8,363,936
Commitments and contingencies (Note 7)
Net Assets
Class S Common shares $0.01 par value, 1,500,000,000 shares authorized; 429,417,124 and 325,845,587 shares issued and outstanding, respectively	4,294	3,259
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 46,085,512 and 75,427,194 shares issued and outstanding, respectively	461	754
Class I Common shares $0.01 par value, 2,000,000,000 shares authorized; 764,871,253 and 535,625,823 shares issued and outstanding, respectively	7,649	5,356
Additional paid-in-capital	11,536,123	8,649,139
Accumulated undistributed (overdistributed) earnings	298,551	234,038
Total Net Assets	11,847,078	8,892,546
Total Liabilities and Net Assets	$22,969,476	$17,256,482
Net Asset Value Per Class S Share	$9.53	$9.48
Net Asset Value Per Class D Share	$9.55	$9.49
Net Asset Value Per Class I Share	$9.56	$9.50

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$545,607	$310,981	$1,006,142	$574,243
Payment-in-kind (“PIK”) interest income	31,284	17,885	57,742	32,962
Dividend income	2,293	4,132	4,397	4,132
Payment-in-kind (“PIK”) dividend income	14,767	16,432	32,018	34,402
Other income	7,471	4,411	12,922	7,417
Total investment income from non-controlled, non-affiliated investments	601,422	353,841	1,113,221	653,156
Investment income from non-controlled, affiliated investments:
Dividend income	272	333	417	333
Total investment income from non-controlled, affiliated investments	272	333	417	333
Investment income from controlled, affiliated investments:
Interest income	2,279	—	3,796	—
Payment-in-kind (“PIK”) interest income	—	—	1,104	—
Dividend income	22,070	10,021	35,662	16,118
Total investment income from controlled, affiliated investments	24,349	10,021	40,562	16,118
Total Investment Income	626,043	364,195	1,154,200	669,607
Operating Expenses
Offering costs	1,443	324	2,694	937
Interest expense	182,950	114,551	352,366	204,146
Management fees	32,969	18,855	61,488	35,796
Performance based incentive fees	45,485	27,571	84,395	51,247
Professional fees	5,085	3,146	10,701	5,914
Directors’ fees	320	259	646	524
Shareholder servicing fees	8,607	4,893	16,019	9,220
Other general and administrative	2,903	1,596	4,685	3,153
Total Operating Expenses	279,762	171,195	532,994	310,937
Net Investment Income (Loss) Before Taxes	346,281	193,000	621,206	358,670
Income tax expense (benefit), including excise tax expense (benefit)	2,464	1,407	3,263	1,502
Net Investment Income (Loss) After Taxes	$343,817	$191,593	$617,943	$357,168
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(28,617)	$12,502	$(32,688)	$73,156
Non-controlled, affiliated investments	1,391	50	2,734	49
Controlled, affiliated investments	2,334	1,462	6,960	4,713
Translation of assets and liabilities in foreign currencies	582	209	291	347
Income tax (provision) benefit	—	—	8	(7)
Total Net Change in Unrealized Gain (Loss)	(24,310)	14,223	(22,695)	78,258
Net realized gain (loss):
Non-controlled, non-affiliated investments	(14)	(2,601)	(3,434)	(7,178)
Foreign currency transactions	(1,103)	(60)	(1,054)	(60)
Total Net Realized Gain (Loss)	(1,117)	(2,661)	(4,488)	(7,238)
Total Net Realized and Change in Unrealized Gain (Loss)	(25,427)	11,562	(27,183)	71,020
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$318,390	$203,155	$590,760	$428,188
Net Increase (Decrease) in Net Assets Resulting from Operations - Class S Common Stock	$104,763	$68,006	$194,413	$143,663
Net Increase (Decrease) in Net Assets Resulting from Operations - Class D Common Stock	$11,958	$17,233	$23,365	$36,023
Net Increase (Decrease) in Net Assets Resulting from Operations - Class I Common Stock	$201,669	$117,916	$372,982	$248,502
Earnings Per Share - Basic and Diluted of Class S Common Stock	$0.25	$0.29	$0.51	$0.65
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	413,208,224	233,305,828	384,667,787	221,466,999
Earnings Per Share - Basic and Diluted of Class D Common Stock	$0.27	$0.29	$0.53	$0.65
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted	44,636,862	59,122,097	43,768,118	55,532,022
Earnings Per Share - Basic and Diluted of Class I Common Stock	$0.27	$0.29	$0.55	$0.65
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	736,786,949	404,528,122	683,495,105	383,084,074

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

Non-controlled/non-affiliated portfolio company investments
Debt Investments(5)
Advertising and media
Broadcast Music, Inc.(7)	First lien senior secured loan	SR +	5.75%	02/2030	34,490	$33,669	$33,713	0.3%
Broadcast Music, Inc.(7)(16)(17)	First lien senior secured revolving loan	SR +	5.75%	02/2030	—	(146)	(141)	0.0%
Fleet U.S. Bidco Inc. (dba Argus Media)(6)(22)	First lien senior secured loan	SR +	3.25%	02/2031	15,000	14,927	15,074	0.1%
Global Music Rights, LLC(7)	First lien senior secured loan	SR +	5.50%	08/2030	162,451	159,798	162,451	1.4%
Global Music Rights, LLC(7)(16)(17)	First lien senior secured revolving loan	SR +	5.50%	08/2029	—	(170)	—	0.0%
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(7)	First lien senior secured loan	SR +	5.50% (2.00% PIK)	12/2028	229,858	229,858	229,858	1.9%
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(6)(16)	First lien senior secured revolving loan	SR +	5.00%	12/2027	9,302	9,302	9,302	0.1%
Monotype Imaging Holdings Inc.(7)	First lien senior secured loan	SR +	5.50%	02/2031	168,328	167,107	167,485	1.4%
Monotype Imaging Holdings Inc.(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.50%	02/2026	—	(50)	—	0.0%
Monotype Imaging Holdings Inc.(7)(16)(17)	First lien senior secured revolving loan	SR +	5.50%	02/2030	—	(149)	(105)	0.0%
						614,146	617,637	5.2%
Aerospace and defense
Bleriot US Bidco Inc.(7)(21)	First lien senior secured loan	SR +	3.25%	10/2028	11,801	$11,800	$11,848	0.1%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(6)(21)	First lien senior secured loan	SR +	3.50%	08/2028	12,903	12,903	12,941	0.1%
ManTech International Corporation(7)	First lien senior secured loan	SR +	5.00%	09/2029	14,748	14,748	14,747	0.1%
ManTech International Corporation(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.00%	06/2025	—	—	—	0.0%
ManTech International Corporation(7)(16)	First lien senior secured revolving loan	SR +	5.00%	09/2028	—	—	—	0.0%
Novaria Holdings, LLC(6)	First lien senior secured loan	SR +	4.25%	06/2031	15,000	14,925	14,924	0.1%
Peraton Corp.(6)(21)	First lien senior secured loan	SR +	3.75%	02/2028	51,545	51,580	51,523	0.4%
Peraton Corp.(7)(21)	Second lien senior secured loan	SR +	7.75%	02/2029	4,831	4,784	4,843	0.0%
						110,740	110,826	0.8%
Automotive aftermarket
OAC Holdings I Corp. (dba Omega Holdings)(6)	First lien senior secured loan	SR +	5.00%	03/2029	9,004	$8,870	$8,935	0.1%
OAC Holdings I Corp. (dba Omega Holdings)(6)(16)	First lien senior secured revolving loan	SR +	5.00%	03/2028	588	556	568	0.0%
Power Stop, LLC(7)(21)	First lien senior secured loan	SR +	4.75%	01/2029	29,322	29,112	28,565	0.2%
						38,538	38,068	0.3%
Automotive services
Holley Inc.(6)(21)	First lien senior secured loan	SR +	3.75%	11/2028	2,230	$2,220	$2,216	0.0%
Mavis Tire Express Services Topco Corp.(6)(21)	First lien senior secured loan	SR +	3.75%	05/2028	22,190	22,190	22,218	0.2%
Mister Car Wash Holdings, Inc.(6)(21)	First lien senior secured loan	SR +	3.00%	03/2031	5,000	5,000	5,012	0.0%
Spotless Brands, LLC(7)	First lien senior secured loan	SR +	6.50%	07/2028	53,622	52,833	53,622	0.4%
Spotless Brands, LLC(6)(16)	First lien senior secured revolving loan	SR +	6.50%	07/2028	585	565	584	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

Wand Newco 3, Inc. (dba Caliber )(6)(21)	First lien senior secured loan	SR +	3.75%	01/2031	17,500	17,456	17,606	0.1%
						100,264	101,258	0.7%
Asset based lending and fund finance
Hg Genesis 9 SumoCo Limited(11)(22)	Unsecured facility	E +	7.00% PIK	03/2027	€135,880	$148,830	$145,629	1.2%
Hg Saturn Luchaco Limited(13)(22)	Unsecured facility	SA +	7.50% PIK	03/2026	£638	811	808	0.0%
						149,641	146,437	1.2%
Buildings and real estate
Associations, Inc.(7)	First lien senior secured loan	SR +	6.50%	07/2028	409,882	$409,480	$409,471	3.5%
Associations, Inc.(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	6.50%	07/2028	—	(30)	(33)	0.0%
Associations, Inc.(7)(16)(17)	First lien senior secured revolving loan	SR +	6.50%	07/2028	—	(24)	(26)	0.0%
Associations Finance, Inc.(15)	Unsecured notes		14.25% PIK	05/2030	153,062	151,902	151,862	1.3%
CoreLogic Inc.(6)(21)	First lien senior secured loan	SR +	3.50%	06/2028	36,481	35,973	35,882	0.3%
Cushman & Wakefield U.S. Borrower, LLC(6)	First lien senior secured loan	SR +	2.75%	08/2025	626	621	625	0.0%
Dodge Construction Network LLC(7)	First lien senior secured loan	SR +	4.75%	02/2029	16,856	16,674	12,304	0.1%
REALPAGE, INC.(6)(21)	First lien senior secured loan	SR +	3.00%	04/2028	13,987	13,975	13,579	0.1%
REALPAGE, INC.(6)(21)	Second lien senior secured loan	SR +	6.50%	04/2029	27,500	27,210	26,743	0.2%
Wrench Group LLC(7)(21)	First lien senior secured loan	SR +	4.00%	10/2028	27,283	27,225	27,283	0.2%
						683,006	677,690	5.7%
Business services
Access CIG, LLC(7)(21)	First lien senior secured loan	SR +	5.00%	08/2028	79,400	$77,691	$79,773	0.7%
Aurelia Netherlands Midco 2 B.V.(11)(22)	First lien senior secured loan	E +	5.75%	05/2031	€55,027	57,635	58,238	0.5%
Boxer Parent Company Inc. (f/k/a BMC)(6)(21)	First lien senior secured loan	SR +	4.00%	12/2028	49,750	49,254	49,795	0.4%
Capstone Acquisition Holdings, Inc.(6)	First lien senior secured loan	SR +	4.75%	11/2027	9,272	9,219	9,272	0.1%
Capstone Acquisition Holdings, Inc.(6)	First lien senior secured delayed draw term loan	SR +	4.75%	11/2027	575	572	575	0.0%
ConnectWise, LLC(7)(21)	First lien senior secured loan	SR +	3.50%	09/2028	29,548	29,596	29,291	0.2%
Conservice Midco, LLC(6)(21)	First lien senior secured loan	SR +	4.00%	05/2027	1,990	1,990	1,990	0.0%
CoolSys, Inc.(7)(21)	First lien senior secured loan	SR +	4.75%	08/2028	13,808	12,959	13,589	0.1%
CoreTrust Purchasing Group LLC(6)	First lien senior secured loan	SR +	5.25%	10/2029	113,184	112,160	113,184	1.0%
CoreTrust Purchasing Group LLC(6)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.25%	05/2026	—	(184)	—	0.0%
CoreTrust Purchasing Group LLC(6)(16)(17)	First lien senior secured revolving loan	SR +	5.25%	10/2029	—	(183)	—	0.0%
Denali BuyerCo, LLC (dba Summit Companies)(7)	First lien senior secured loan	SR +	5.75%	09/2028	164,179	162,304	164,179	1.4%
Denali BuyerCo, LLC (dba Summit Companies)(7)	First lien senior secured delayed draw term loan	SR +	5.75%	09/2028	32,557	32,231	32,557	0.3%
Denali BuyerCo, LLC (dba Summit Companies)(7)(16)(17)	First lien senior secured revolving loan	SR +	5.75%	09/2027	—	(69)	—	0.0%
Diamondback Acquisition, Inc. (dba Sphera)(6)	First lien senior secured loan	SR +	5.50%	09/2028	46,629	46,004	46,162	0.4%
DuraServ LLC(6)	First lien senior secured loan	SR +	4.75%	06/2031	130,982	130,331	130,327	1.1%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

DuraServ LLC(6)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	4.75%	06/2026	—	(120)	(121)	0.0%
DuraServ LLC(6)(16)(17)	First lien senior secured revolving loan	SR +	4.75%	06/2030	—	(120)	(121)	0.0%
Fullsteam Operations, LLC(7)	First lien senior secured loan	SR +	8.25%	11/2029	8,938	8,686	8,938	0.1%
Fullsteam Operations, LLC(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	8.25%	05/2025	2,856	2,760	2,856	0.0%
Fullsteam Operations, LLC(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	7.00%	08/2025	—	(44)	(16)	0.0%
Fullsteam Operations, LLC(7)(16)(17)	First lien senior secured revolving loan	SR +	8.25%	11/2029	—	(13)	—	0.0%
Hercules Borrower, LLC (dba The Vincit Group)(7)	First lien senior secured loan	SR +	6.25%	12/2026	795	790	795	0.0%
Hercules Borrower, LLC (dba The Vincit Group)(7)	First lien senior secured loan	SR +	5.50%	12/2026	2,160	2,148	2,160	0.0%
Hercules Borrower, LLC (dba The Vincit Group)(7)	First lien senior secured delayed draw term loan	SR +	5.50%	12/2026	12,901	12,831	12,901	0.1%
Hercules Borrower, LLC (dba The Vincit Group)(7)(16)(17)	First lien senior secured revolving loan	SR +	6.25%	12/2026	—	(1)	—	0.0%
Hercules Buyer, LLC (dba The Vincit Group)(15)(27)	Unsecured notes		0.48% PIK	12/2029	24	24	28	0.0%
Kaseya Inc.(7)	First lien senior secured loan	SR +	5.50%	06/2029	73,247	72,139	73,247	0.6%
Kaseya Inc.(7)	First lien senior secured delayed draw term loan	SR +	5.50%	06/2029	269	267	269	0.0%
Kaseya Inc.(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.50%	06/2025	217	184	217	0.0%
Kaseya Inc.(7)(16)	First lien senior secured revolving loan	SR +	5.50%	06/2029	1,097	1,036	1,097	0.0%
KPSKY Acquisition, Inc. (dba BluSky)(7)	First lien senior secured loan	SR +	5.50%	10/2028	74,402	73,426	73,286	0.6%
KPSKY Acquisition, Inc. (dba BluSky)(7)	First lien senior secured delayed draw term loan	SR +	5.50%	10/2028	27,300	26,914	26,891	0.3%
KPSKY Acquisition, Inc. (dba BluSky)(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	11/2025	73	19	73	0.0%
Packers Holdings, LLC(6)(21)	First lien senior secured loan	SR +	3.25%	03/2028	16,492	16,406	8,914	0.1%
Ping Identity Holding Corp.(6)	First lien senior secured loan	SR +	7.00%	10/2029	21,818	21,549	21,818	0.2%
Ping Identity Holding Corp.(6)(16)(17)	First lien senior secured revolving loan	SR +	7.00%	10/2028	—	(23)	—	0.0%
POLARIS PURCHASER, INC. (dba Plusgrade)(7)(22)	First lien senior secured loan	SR +	4.50%	03/2031	27,500	27,237	27,363	0.2%
Pye-Barker Fire & Safety, LLC(7)	First lien senior secured loan	SR +	4.50%	05/2031	174,704	173,840	173,831	1.5%
Pye-Barker Fire & Safety, LLC(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	4.50%	05/2026	—	(393)	(399)	0.0%
Pye-Barker Fire & Safety, LLC(7)(16)	First lien senior secured revolving loan	SR +	4.50%	05/2030	4,213	4,047	4,044	0.0%
XPLOR T1, LLC(7)	First lien senior secured loan	SR +	4.25%	06/2031	50,000	49,751	49,750	0.4%
						1,214,850	1,216,753	10.3%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(6)(21)	First lien senior secured loan	SR +	4.00%	11/2027	19,163	$18,913	$18,986	0.2%
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(6)	Second lien senior secured loan	SR +	7.75%	11/2028	40,137	40,128	38,129	0.3%
DCG ACQUISITION CORP. (dba DuBois Chemical)(6)	First lien senior secured loan	SR +	4.75%	06/2031	95,076	94,130	94,125	0.8%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

DCG ACQUISITION CORP. (dba DuBois Chemical)(6)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	4.75%	06/2026	—	(79)	(79)	0.0%
DCG ACQUISITION CORP. (dba DuBois Chemical)(6)(16)(17)	First lien senior secured revolving loan	SR +	4.75%	06/2031	—	(158)	(159)	0.0%
Derby Buyer LLC (dba Delrin)(6)(21)	First lien senior secured loan	SR +	3.50%	11/2030	64,838	64,838	65,103	0.5%
Gaylord Chemical Company, L.L.C.(7)	First lien senior secured loan	SR +	6.00%	03/2027	100,594	100,018	100,594	0.9%
Gaylord Chemical Company, L.L.C.(7)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	03/2026	—	(16)	—	0.0%
Nouryon Finance B.V.(6)(22)	First lien senior secured loan	SR +	3.50%	04/2028	2,978	2,978	2,985	0.0%
Nouryon Finance B.V.(7)(21)(22)	First lien senior secured loan	SR +	3.50%	04/2028	15,891	15,891	15,914	0.1%
Rocket BidCo, Inc. (dba Recochem)(7)(22)	First lien senior secured loan	SR +	5.75%	11/2030	352,375	345,357	345,328	2.9%
Velocity HoldCo III Inc. (dba VelocityEHS)(7)	First lien senior secured loan	SR +	5.75%	04/2027	2,288	2,260	2,288	0.0%
Velocity HoldCo III Inc. (dba VelocityEHS)(7)(16)(17)	First lien senior secured revolving loan	SR +	5.75%	04/2026	—	(1)	—	0.0%
						684,259	683,214	5.7%
Consumer products
BEP Intermediate Holdco, LLC (dba Buyers Edge Platform)(6)	First lien senior secured loan	SR +	3.75%	04/2031	35,000	$34,830	$34,825	0.3%
Conair Holdings LLC(6)(21)	First lien senior secured loan	SR +	3.75%	05/2028	25,359	25,262	25,197	0.2%
Conair Holdings LLC(6)	Second lien senior secured loan	SR +	7.50%	05/2029	22,591	22,334	22,591	0.2%
Foundation Consumer Brands, LLC(7)	First lien senior secured loan	SR +	6.25%	02/2027	102,333	101,045	102,333	0.9%
Lignetics Investment Corp.(7)	First lien senior secured loan	SR +	6.00%	11/2027	87,278	86,547	87,278	0.7%
Lignetics Investment Corp.(7)	First lien senior secured delayed draw term loan	SR +	6.00%	11/2027	9,439	9,374	9,439	0.1%
Lignetics Investment Corp.(7)(16)	First lien senior secured revolving loan	SR +	6.00%	10/2026	10,897	10,830	10,897	0.1%
Olaplex, Inc.(6)(21)(22)	First lien senior secured loan	SR +	3.50%	02/2029	49,058	48,440	47,027	0.4%
SWK BUYER, Inc. (dba Stonewall Kitchen)(7)	First lien senior secured loan	SR +	5.25%	03/2029	58,774	57,924	57,011	0.5%
SWK BUYER, Inc. (dba Stonewall Kitchen)(7)(16)	First lien senior secured revolving loan	SR +	5.25%	03/2029	279	204	112	0.0%
						396,790	396,710	3.4%
Containers and packaging
Anchor Packaging, LLC(6)(21)	First lien senior secured loan	SR +	3.75%	07/2029	50,000	$49,878	$49,965	0.4%
Arctic Holdco, LLC (dba Novvia Group)(7)	First lien senior secured loan	SR +	6.00%	12/2026	13,461	13,236	13,360	0.1%
Arctic Holdco, LLC (dba Novvia Group)(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	6.00%	12/2024	—	(157)	(73)	0.0%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(7)	First lien senior secured loan	SR +	5.75%	09/2028	79,184	78,381	79,184	0.7%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(7)	First lien senior secured loan	SR +	6.00%	09/2028	8,865	8,723	8,865	0.1%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(7)(16)	First lien senior secured revolving loan	SR +	5.75%	09/2027	1,702	1,674	1,702	0.0%
Berlin Packaging(6)(21)	First lien senior secured loan	SR +	3.75%	06/2031	102,653	102,454	102,848	0.9%
BW Holding, Inc.(7)(21)	First lien senior secured loan	SR +	4.00%	12/2028	21,617	20,877	19,753	0.2%
Charter NEX US, Inc.(6)(21)	First lien senior secured loan	SR +	3.50%	12/2027	49,326	49,326	49,380	0.4%
Five Star Lower Holding LLC(7)(21)	First lien senior secured loan	SR +	4.25%	05/2029	21,492	21,267	19,773	0.2%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

Fortis Solutions Group, LLC(7)	First lien senior secured loan	SR +	5.50%	10/2028	66,430	65,512	65,600	0.6%
Fortis Solutions Group, LLC(7)	First lien senior secured delayed draw term loan	SR +	5.50%	10/2028	189	184	186	0.0%
Fortis Solutions Group, LLC(7)(16)	First lien senior secured revolving loan	SR +	5.50%	10/2027	1,349	1,275	1,265	0.0%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(7)	First lien senior secured loan	SR +	6.25%	05/2028	80,899	80,323	80,899	0.7%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(7)	First lien senior secured delayed draw term loan	SR +	6.25%	05/2028	31,274	31,044	31,274	0.3%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(7)(16)	First lien senior secured revolving loan	SR +	6.25%	05/2028	9,948	9,866	9,948	0.1%
Pregis Topco LLC(6)(21)	First lien senior secured loan	SR +	4.00%	07/2026	16,827	16,673	16,819	0.1%
Pregis Topco LLC(6)	Second lien senior secured loan	SR +	7.75%	08/2029	2,500	2,500	2,500	0.0%
Pregis Topco LLC(6)	Second lien senior secured loan	SR +	6.75%	08/2029	30,000	30,000	30,000	0.3%
ProAmpac PG Borrower LLC(7)(21)	First lien senior secured loan	SR +	4.00%	09/2028	39,314	39,314	39,373	0.3%
Ring Container Technologies Group, LLC(6)(21)	First lien senior secured loan	SR +	3.50%	08/2028	16,004	15,967	16,086	0.1%
SupplyOne, Inc.(6)(21)	First lien senior secured loan	SR +	4.25%	04/2031	19,451	19,291	19,463	0.2%
Tricorbraun Holdings, Inc.(6)(21)	First lien senior secured loan	SR +	3.25%	03/2028	32,358	31,719	32,273	0.3%
						689,327	690,443	6.0%
Distribution
ABB/Con-cise Optical Group LLC(7)	First lien senior secured loan	SR +	7.50%	02/2028	33,306	$32,965	$32,557	0.3%
AI Aqua Merger Sub, Inc. (dba Culligan)(6)(21)	First lien senior secured loan	SR +	3.25%	07/2028	46,407	46,432	46,463	0.4%
Aramsco, Inc.(7)(21)	First lien senior secured loan	SR +	4.75%	10/2030	44,591	43,716	44,538	0.4%
Aramsco, Inc.(7)(16)(17)(18)(21)	First lien senior secured delayed draw term loan	SR +	4.75%	10/2025	—	—	(9)	0.0%
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(6)(21)	First lien senior secured loan	SR +	4.00%	01/2027	62,062	62,043	62,031	0.5%
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(7)	First lien senior secured loan	SR +	6.00%	10/2029	163,283	161,789	163,283	1.4%
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	6.00%	10/2025	11,172	10,986	11,172	0.1%
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(7)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	10/2029	—	(124)	—	0.0%
Dealer Tire Financial, LLC(6)	First lien senior secured loan	SR +	3.75%	07/2031	30,415	30,263	30,339	0.3%
Dealer Tire Financial, LLC(15)(20)(21)	Unsecured notes		8.00%	02/2028	56,120	55,224	54,285	0.5%
Endries Acquisition, Inc.(6)	First lien senior secured loan	SR +	5.25%	12/2028	83,702	83,128	83,074	0.7%
Endries Acquisition, Inc.(6)	First lien senior secured delayed draw term loan	SR +	5.25%	12/2028	17,577	17,460	17,446	0.1%
Endries Acquisition, Inc.(6)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.25%	12/2025	—	(54)	(60)	0.0%
Formerra, LLC(7)	First lien senior secured loan	SR +	7.25%	11/2028	5,184	5,051	5,158	0.0%
Formerra, LLC(7)	First lien senior secured delayed draw term loan	SR +	7.25%	11/2028	209	203	208	0.0%
Formerra, LLC(6)(16)	First lien senior secured revolving loan	SR +	7.25%	11/2028	158	146	155	0.0%
Foundation Building Materials, Inc.(7)(21)	First lien senior secured loan	SR +	4.00%	11/2028	4,988	4,938	4,959	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

White Cap Supply Holdings, LLC(6)(21)	First lien senior secured loan	SR +	3.25%	10/2029	46,334	46,218	46,394	0.4%
						600,384	601,993	5.1%
Education
Community Brands ParentCo, LLC(6)	First lien senior secured loan	SR +	5.50%	02/2028	31,158	$30,744	$31,158	0.3%
Community Brands ParentCo, LLC(6)(16)(17)	First lien senior secured revolving loan	SR +	5.50%	02/2028	—	(23)	—	0.0%
Ellucian Holdings Inc. (f/k/a Sophia, L.P.)(6)(21)	First lien senior secured loan	SR +	3.50%	10/2029	47,936	47,879	48,118	0.4%
Learning Care Group (US) No. 2 Inc.(7)(21)	First lien senior secured loan	SR +	4.00%	08/2028	22,332	22,332	22,457	0.2%
Pluralsight, LLC(7)(25)(31)	First lien senior secured loan	SR +	8.00%	04/2027	6,255	6,192	2,940	0.0%
Pluralsight, LLC(7)(25)(31)	First lien senior secured revolving loan	SR +	8.00%	04/2027	392	388	184	0.0%
Renaissance Holding Corp.(7)(21)	First lien senior secured loan	SR +	4.25%	04/2030	31,283	31,265	31,239	0.3%
Severin Acquisition, LLC (dba PowerSchool)(7)(21)	First lien senior secured loan	SR +	3.00%	08/2027	14,668	14,607	14,705	0.1%
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)(21)	First lien senior secured loan	SR +	4.00%	10/2030	15,261	15,261	15,314	0.1%
						168,645	166,115	1.4%
Energy equipment and services
Dresser Utility Solutions, LLC(6)	First lien senior secured loan	SR +	5.50%	03/2029	82,703	$81,918	$81,876	0.7%
Dresser Utility Solutions, LLC(6)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.50%	09/2025	—	—	—	0.0%
Dresser Utility Solutions, LLC(6)(16)(17)	First lien senior secured revolving loan	SR +	5.50%	03/2029	—	(99)	(106)	0.0%
Pike Corp.(6)(21)	First lien senior secured loan	SR +	3.00%	01/2028	5,991	5,980	6,000	0.1%
						87,799	87,770	0.8%
Financial services
Acuris Finance US, Inc.(7)(20)(21)	First lien senior secured loan	SR +	4.00%	02/2028	10,500	$10,447	$10,496	0.1%
Ascensus Holdings, Inc.(6)(21)	First lien senior secured loan	SR +	3.50%	08/2028	11,937	11,854	11,925	0.1%
Baker Tilly Advisory Group, L.P.(6)	First lien senior secured loan	SR +	5.00%	06/2031	95,158	93,743	93,731	0.8%
Baker Tilly Advisory Group, L.P.(6)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.00%	06/2026	—	(141)	(143)	0.0%
Baker Tilly Advisory Group, L.P.(6)(16)(17)	First lien senior secured revolving loan	SR +	5.00%	06/2030	—	(309)	(314)	0.0%
Blackhawk Network Holdings, Inc.(6)(21)	First lien senior secured loan	SR +	5.00%	03/2029	75,000	73,515	75,143	0.6%
BTRS HOLDINGS INC.(7)	First lien senior secured loan	SR +	8.00%	12/2028	10,850	10,586	10,796	0.1%
BTRS HOLDINGS INC.(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	8.00%	12/2024	680	680	676	0.0%
BTRS HOLDINGS INC.(7)(16)	First lien senior secured revolving loan	SR +	7.25%	12/2028	434	408	428	0.0%
Chrysaor Bidco s.à r.l. (dba AlterDomus)(6)(20)(21)(22)	First lien senior secured loan	SR +	3.50%	05/2031	9,311	9,311	9,340	0.1%
Chrysaor Bidco s.à r.l. (dba AlterDomus)(6)(16)(18)(20)(21)(22)	First lien senior secured delayed draw term loan	SR +	3.50%	05/2026	—	—	—	0.0%
Computer Services, Inc.(7)	First lien senior secured loan	SR +	5.25%	11/2029	52,787	52,155	52,787	0.0%
Computer Services, Inc.(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.25%	02/2026	—	(59)	—	0.0%
Cresset Capital Management, LLC(7)	First lien senior secured loan	SR +	5.00%	06/2030	15,672	15,516	15,515	0.1%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

Cresset Capital Management, LLC(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.00%	09/2025	—	—	—	0.0%
Cresset Capital Management, LLC(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.00%	06/2026	—	—	—	0.0%
Cresset Capital Management, LLC(7)(16)(17)	First lien senior secured revolving loan	SR +	5.00%	06/2029	—	(22)	(22)	0.0%
Deerfield Dakota Holdings(7)(21)	First lien senior secured loan	SR +	3.75%	04/2027	72,723	72,390	72,635	0.6%
Deerfield Dakota Holdings(7)(21)	Second lien senior secured loan	SR +	6.75%	04/2027	21,476	21,502	21,422	0.2%
Finastra USA, Inc.(7)(22)	First lien senior secured loan	SR +	7.25%	09/2029	164,351	162,742	164,351	1.4%
Finastra USA, Inc.(6)(16)(22)	First lien senior secured revolving loan	SR +	7.25%	09/2029	1,810	1,639	1,810	0.0%
Grant Thornton Advisors LLC(7)(20)(21)	First lien senior secured loan	SR +	3.25%	06/2031	20,000	20,000	20,050	0.2%
Klarna Holding AB(7)(22)	Unsecured notes	SR +	7.00%	04/2034	1,000	1,000	1,000	0.0%
KRIV Acquisition Inc. (dba Riveron)(7)	First lien senior secured loan	SR +	6.50%	07/2029	80,889	78,755	80,282	0.7%
KRIV Acquisition Inc. (dba Riveron)(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	6.50%	07/2025	—	(152)	—	0.0%
KRIV Acquisition Inc. (dba Riveron)(7)(16)(17)	First lien senior secured revolving loan	SR +	6.50%	07/2029	—	(274)	(82)	0.0%
Minotaur Acquisition, Inc. (dba Inspira Financial)(7)	First lien senior secured loan	SR +	5.00%	06/2030	251,762	249,281	249,245	2.1%
Minotaur Acquisition, Inc. (dba Inspira Financial)(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.00%	05/2026	—	(205)	(210)	0.0%
Minotaur Acquisition, Inc. (dba Inspira Financial)(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.00%	05/2025	—	(205)	(210)	0.0%
Minotaur Acquisition, Inc. (dba Inspira Financial)(7)(16)(17)	First lien senior secured revolving loan	SR +	5.00%	06/2030	—	(252)	(258)	0.0%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)	First lien senior secured loan	SR +	5.25%	09/2028	9,241	9,202	9,241	0.0%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)	First lien senior secured delayed draw term loan	SR +	5.25%	09/2028	3,000	2,984	3,000	0.0%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(16)(17)	First lien senior secured revolving loan	SR +	5.25%	09/2028	—	(3)	—	0.0%
OneDigital Borrower LLC(6)(21)	First lien senior secured loan	SR +	3.25%	06/2031	87,700	87,380	87,314	0.7%
OneDigital Borrower LLC(6)	Second lien senior secured loan	SR +	5.25%	06/2032	33,800	33,631	33,631	0.3%
Saphilux S.a.r.L. (dba IQ-EQ)(8)(22)	First lien senior secured loan	SR +	4.00%	07/2028	24,378	24,378	24,499	0.2%
Smarsh Inc.(7)	First lien senior secured loan	SR +	5.75%	02/2029	83,048	82,438	83,048	0.7%
Smarsh Inc.(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	02/2025	10,381	10,235	10,381	0.1%
Smarsh Inc.(6)(16)	First lien senior secured revolving loan	SR +	5.75%	02/2029	399	393	399	0.0%
Teneo Holdings LLC(6)(21)	First lien senior secured loan	SR +	4.75%	03/2031	14,963	14,818	14,982	0.1%
						1,149,361	1,156,888	9.2%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(6)(21)	First lien senior secured loan	SR +	4.00%	09/2028	13,650	$13,557	$13,582	0.1%
Balrog Acquisition, Inc. (dba Bakemark)(6)	Second lien senior secured loan	SR +	7.00%	09/2029	6,000	5,963	6,000	0.1%
Blast Bidco Inc. (dba Bazooka Candy Brands)(7)	First lien senior secured loan	SR +	6.00%	10/2030	35,731	34,903	35,642	0.3%
Blast Bidco Inc. (dba Bazooka Candy Brands)(7)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	10/2029	—	(92)	(10)	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units		Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

Dessert Holdings(6)(21)	First lien senior secured loan	SR +	4.00%	06/2028		19,499	19,433	18,427	0.2%
Fiesta Purchaser, Inc. (dba Shearer's Foods)(6)(21)	First lien senior secured loan	SR +	4.00%	02/2031		75,000	71,662	75,458	0.6%
Fiesta Purchaser, Inc. (dba Shearer's Foods)(6)(16)(17)	First lien senior secured revolving loan	SR +	4.50%	02/2029		—	(345)	—	0.0%
Gehl Foods, LLC(6)	First lien senior secured loan	SR +	6.25%	06/2030		118,258	117,077	117,075	1.0%
Gehl Foods, LLC(6)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	6.25%	12/2025		—	(45)	(45)	0.0%
Hissho Sushi Merger Sub, LLC(7)	First lien senior secured loan	SR +	5.50%	05/2028		111,413	110,622	111,413	0.9%
Hissho Sushi Merger Sub, LLC(7)(16)(17)	First lien senior secured revolving loan	SR +	5.50%	05/2028		—	(57)	—	0.0%
Innovation Ventures HoldCo, LLC(6)	First lien senior secured loan	SR +	6.25%	03/2027		165,000	163,523	162,525	1.4%
Innovation Ventures HoldCo, LLC(6)	First lien senior secured delayed draw term loan	SR +	6.25%	03/2027		55,000	54,238	54,175	0.5%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(6)	First lien senior secured delayed draw term loan	SR +	6.25%	03/2027		55,000	54,238	54,175	0.5%
KBP Brands, LLC(7)	First lien senior secured loan	SR +	5.50%	05/2027		14,644	14,531	14,460	0.1%
KBP Brands, LLC(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.50%	05/2026		33,623	33,236	33,103	0.3%
Ole Smoky Distillery, LLC(6)	First lien senior secured loan	SR +	5.50%	03/2028		30,323	29,890	30,095	0.2%
Ole Smoky Distillery, LLC(6)(16)(17)	First lien senior secured revolving loan	SR +	5.25%	03/2028		—	(41)	(25)	0.0%
Pegasus BidCo B.V.(7)(21)(22)	First lien senior secured loan	SR +	3.75%	07/2029		16,562	16,562	16,638	0.1%
Rushmore Investment III LLC (dba Winland Foods)(7)	First lien senior secured loan	SR +	6.25%	10/2030		472,017	465,024	472,017	4.0%
Tacala, LLC(6)(21)	First lien senior secured loan	SR +	4.00%	01/2031		34,913	34,825	35,014	0.3%
Ultimate Baked Goods Midco, LLC(6)	First lien senior secured loan	SR +	6.25%	08/2027		16,088	15,851	16,088	0.1%
Ultimate Baked Goods Midco, LLC(6)(16)	First lien senior secured revolving loan	SR +	6.25%	08/2027		375	349	375	0.0%
							1,254,904	1,266,182	10.7%
Healthcare equipment and services
Azalea TopCo, Inc. (dba Press Ganey)(6)(21)	First lien senior secured loan	SR +	3.50%	04/2031		80,000	$79,216	$79,904	0.7%
Bamboo US BidCo LLC(7)	First lien senior secured loan	SR +	6.75% (3.38% PIK)	09/2030		97,787	95,130	96,076	0.8%
Bamboo US BidCo LLC(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	6.75% (3.38% PIK)	03/2025		2,873	2,629	2,792	0.0%
Bamboo US BidCo LLC(7)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	10/2029		—	(528)	(352)	0.0%
Bamboo US BidCo LLC(11)	First lien senior secured EUR term loan	E +	6.75% (3.38% PIK)	09/2030		€60,842	62,897	64,229	0.5%
Canadian Hospital Specialties Limited(10)(22)	First lien senior secured loan	C +	4.50%	04/2028	C$	4,347	3,437	3,066	0.0%
Canadian Hospital Specialties Limited(10)(22)	First lien senior secured delayed draw term loan	C +	4.50%	04/2028	C$	512	405	361	0.0%
Canadian Hospital Specialties Limited(10)(22)	First lien senior secured revolving loan	C +	4.50%	04/2027	C$	594	473	418	0.0%
Confluent Medical Technologies, Inc.(7)	First lien senior secured loan	SR +	3.75%	02/2029		94,242	93,558	94,006	0.8%
CSC MKG Topco LLC (dba Medical Knowledge Group)(6)	First lien senior secured loan	SR +	5.75%	02/2029		99,276	97,805	98,284	0.8%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

DERMATOLOGY INTERMEDIATE HOLDINGS III, INC(7)(21)	First lien senior secured loan	SR +	4.25%	03/2029	15,358	15,113	14,856	0.1%
Medline Borrower, LP(6)(21)	First lien senior secured loan	SR +	2.75%	10/2028	22,261	22,261	22,290	0.2%
Medline Borrower, LP(6)(16)	First lien senior secured revolving loan	SR +	3.00%	10/2026	—	—	—	0.0%
Natus Medical Incorporated(7)	First lien senior secured loan	SR +	5.50%	07/2029	493	465	481	0.0%
Nelipak Holding Company(7)	First lien senior secured loan	SR +	5.50%	03/2031	30,536	30,089	30,154	0.3%
Nelipak Holding Company(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.50%	03/2027	—	(85)	(59)	0.0%
Nelipak Holding Company(6)(16)	First lien senior secured revolving loan	SR +	5.50%	03/2031	3,343	3,216	3,233	0.0%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(11)(16)	First lien senior secured revolving loan	E +	5.50%	03/2031	€352	318	323	0.0%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(11)	First lien senior secured EUR term loan	E +	5.50%	03/2031	€55,917	59,665	59,180	0.5%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(11)(16)(17)(18)	First lien senior secured EUR delayed draw term loan	E +	5.50%	03/2027	€—	(169)	(116)	0.0%
Packaging Coordinators Midco, Inc.(7)(21)	First lien senior secured loan	SR +	3.25%	11/2027	62,060	62,060	62,215	0.5%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(7)(22)	First lien senior secured loan	SR +	5.25%	01/2028	40,132	39,733	40,132	0.3%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(7)(22)	First lien senior secured delayed draw term loan	SR +	5.25%	01/2028	595	589	595	0.0%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(7)(16)(17)(18)(20)(22)	First lien senior secured delayed draw term loan	SR +	5.25%	08/2025	—	(77)	—	0.0%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(7)(16)(17)(22)	First lien senior secured revolving loan	SR +	5.25%	01/2028	—	(1)	—	0.0%
PERKINELMER U.S. LLC(6)	First lien senior secured loan	SR +	5.00%	03/2029	140,542	140,473	140,289	1.2%
PERKINELMER U.S. LLC(6)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.00%	05/2026	—	(104)	—	0.0%
Resonetics, LLC(6)(21)	First lien senior secured loan	SR +	3.75%	06/2031	100,000	99,752	100,130	0.8%
Rhea Parent, Inc.(7)	First lien senior secured loan	SR +	5.50%	02/2029	76,213	75,097	76,213	0.6%
Zest Acquisition Corp.(7)	First lien senior secured loan	SR +	5.50%	02/2028	19,635	19,066	19,733	0.2%
						1,002,483	1,008,433	8.3%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(6)	First lien senior secured loan	SR +	5.25%	10/2030	17,708	$17,461	$17,575	0.1%
Allied Benefit Systems Intermediate LLC(6)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.25%	10/2025	—	(22)	—	0.0%
Belmont Buyer, Inc. (dba Valenz)(8)	First lien senior secured loan	SR +	6.50%	06/2029	55,738	54,764	55,738	0.5%
Belmont Buyer, Inc. (dba Valenz)(8)(16)(18)	First lien senior secured delayed draw term loan	SR +	6.50%	12/2024	11,805	11,558	11,805	0.1%
Belmont Buyer, Inc. (dba Valenz)(8)(16)(17)	First lien senior secured revolving loan	SR +	6.50%	06/2029	—	(110)	—	0.0%
Confluent Health, LLC(6)	First lien senior secured loan	SR +	5.00%	11/2028	19,950	19,389	19,701	0.2%
Covetrus, Inc.(7)(21)	First lien senior secured loan	SR +	5.00%	10/2029	10,359	9,895	9,994	0.1%
Covetrus, Inc.(7)	Second lien senior secured loan	SR +	9.25%	10/2030	160,000	157,168	156,400	1.3%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(6)	First lien senior secured loan	SR +	5.50%	03/2025	119,762	119,762	119,762	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

Engage Debtco Limited(7)(22)	First lien senior secured loan	SR +	6.00% (2.50% PIK)	07/2029	62,002	60,808	61,072	0.5%
Engage Debtco Limited(7)(20)(22)	First lien senior secured loan	SR +	7.50% (4.00% PIK)	07/2029	31,304	30,542	31,147	0.3%
Engage Debtco Limited(7)(22)	First lien senior secured delayed draw term loan	SR +	6.00% (2.50% PIK)	07/2029	20,130	19,771	19,837	0.2%
Ex Vivo Parent Inc. (dba OB Hospitalist)(7)	First lien senior secured loan	SR +	9.75% PIK	09/2028	39,062	38,631	38,867	0.3%
HAH Group Holding Company LLC (dba Help at Home)(6)	First lien senior secured delayed draw term loan	SR +	5.00%	10/2027	11,880	11,663	11,910	0.1%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(8)	First lien senior secured loan	SR +	6.25%	12/2029	164,012	160,988	163,192	1.4%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(7)(16)	First lien senior secured revolving loan	SR +	6.25%	12/2029	5,581	5,181	5,470	0.0%
Maple Acquisition, LLC (dba Medicus)(7)	First lien senior secured loan	SR +	5.25%	05/2031	112,466	111,629	111,622	0.9%
Maple Acquisition, LLC (dba Medicus)(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.25%	05/2026	—	(76)	(77)	0.0%
Maple Acquisition, LLC (dba Medicus)(7)(16)(17)	First lien senior secured revolving loan	SR +	5.25%	05/2030	—	(113)	(115)	0.0%
MED ParentCo, LP(6)(21)	First lien senior secured loan	SR +	4.00%	04/2031	35,000	34,829	34,955	0.3%
MJH Healthcare Holdings, LLC(6)(21)	First lien senior secured loan	SR +	3.50%	01/2029	19,550	19,495	19,489	0.2%
Natural Partners, LLC(7)(22)	First lien senior secured loan	SR +	4.50%	11/2027	67,641	66,757	67,641	0.6%
Natural Partners, LLC(7)(16)(22)	First lien senior secured revolving loan	SR +	4.50%	11/2027	2,025	1,965	2,025	0.0%
Neptune Holdings, Inc. (dba NexTech)(7)	First lien senior secured loan	SR +	5.75%	08/2030	30,728	30,023	30,497	0.3%
Neptune Holdings, Inc. (dba NexTech)(7)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	08/2029	—	(91)	(31)	0.0%
OB Hospitalist Group, Inc.(7)	First lien senior secured loan	SR +	5.50%	09/2027	60,112	59,385	59,811	0.5%
OB Hospitalist Group, Inc.(7)(16)	First lien senior secured revolving loan	SR +	5.50%	09/2027	3,623	3,537	3,583	0.0%
OneOncology, LLC(7)	First lien senior secured loan	SR +	6.25%	06/2030	70,810	69,861	70,810	0.6%
OneOncology, LLC(7)	First lien senior secured delayed draw term loan	SR +	6.25%	06/2030	26,754	26,292	26,754	0.2%
OneOncology, LLC(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.00%	06/2025	—	(131)	(134)	0.0%
OneOncology, LLC(7)(16)(17)	First lien senior secured revolving loan	SR +	6.25%	06/2029	—	(176)	—	0.0%
Pacific BidCo Inc.(7)(22)	First lien senior secured loan	SR +	5.75% (3.20% PIK)	08/2029	166,853	163,646	165,601	1.4%
Pacific BidCo Inc.(8)(22)	First lien senior secured delayed draw term loan	SR +	5.75%	08/2029	17,905	17,521	17,771	0.2%
Pediatric Associates Holding Company, LLC(6)(21)	First lien senior secured loan	SR +	3.25%	12/2028	32,393	31,339	31,246	0.3%
Pediatric Associates Holding Company, LLC(6)	First lien senior secured loan	SR +	4.50%	12/2028	27,556	26,541	27,280	0.2%
PetVet Care Centers, LLC(6)	First lien senior secured loan	SR +	6.00%	11/2030	241,750	239,485	238,124	2.0%
PetVet Care Centers, LLC(6)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	6.00%	11/2025	—	(144)	(158)	0.0%
PetVet Care Centers, LLC(6)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	11/2029	—	(318)	(499)	0.0%
Phoenix Newco, Inc. (dba Parexel)(6)(21)	First lien senior secured loan	SR +	3.25%	11/2028	69,296	69,105	69,406	0.6%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

Physician Partners, LLC(8)	First lien senior secured loan	SR +	5.50%	12/2028	124,375	118,422	93,903	0.8%
Physician Partners, LLC(8)(21)	First lien senior secured loan	SR +	4.00%	12/2028	27,173	26,394	19,437	0.2%
Plasma Buyer LLC (dba PathGroup)(7)	First lien senior secured loan	SR +	5.75%	05/2029	108,205	106,554	106,852	0.9%
Plasma Buyer LLC (dba PathGroup)(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	6.25%	09/2025	1,630	1,585	1,603	0.0%
Plasma Buyer LLC (dba PathGroup)(7)(16)	First lien senior secured revolving loan	SR +	5.75%	05/2028	6,853	6,695	6,700	0.1%
PPV Intermediate Holdings, LLC(7)	First lien senior secured loan	SR +	5.75%	08/2029	163,397	160,776	161,354	1.4%
PPV Intermediate Holdings, LLC(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	6.00%	09/2025	5,038	4,970	4,987	0.0%
PPV Intermediate Holdings, LLC(7)(16)(17)	First lien senior secured revolving loan	SR +	5.75%	08/2029	—	(175)	(148)	0.0%
Premise Health Holding(8)	First lien senior secured loan	SR +	5.50%	03/2031	70,483	69,461	69,778	0.6%
Premise Health Holding(8)(16)(17)	First lien senior secured revolving loan	SR +	5.50%	03/2030	—	(116)	(82)	0.0%
Quva Pharma, Inc.(6)	First lien senior secured loan	SR +	5.50%	04/2028	4,420	4,339	4,420	0.0%
Quva Pharma, Inc.(6)(16)	First lien senior secured revolving loan	SR +	5.50%	04/2026	255	250	255	0.0%
Soliant Lower Intermediate, LLC (dba Soliant)(6)(21)	First lien senior secured loan	SR +	3.75%	06/2031	70,000	67,043	69,825	0.6%
Surgery Center Holdings, Inc.(6)(21)(22)	First lien senior secured loan	SR +	3.50%	12/2030	2,000	2,000	2,003	0.0%
TC Holdings, LLC (dba TrialCard)(7)	First lien senior secured loan	SR +	5.00%	04/2027	63,438	63,049	63,438	0.5%
TC Holdings, LLC (dba TrialCard)(7)(16)(17)	First lien senior secured revolving loan	SR +	5.00%	04/2027	—	(43)	—	0.0%
Team Services Group, LLC(8)	First lien senior secured loan	SR +	5.00%	12/2027	14,923	14,855	14,886	0.1%
Tivity Health, Inc.(6)	First lien senior secured loan	SR +	6.00%	06/2029	149,340	146,434	149,340	1.3%
Unified Women's Healthcare, LP(6)	First lien senior secured loan	SR +	5.25%	06/2029	82,454	81,979	82,454	0.7%
Unified Women's Healthcare, LP(6)	First lien senior secured loan	SR +	5.50%	06/2029	66,877	66,415	66,877	0.6%
Unified Women's Healthcare, LP(6)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.25%	03/2026	—	(256)	—	0.0%
Unified Women's Healthcare, LP(6)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.50%	10/2025	—	(14)	—	0.0%
Unified Women's Healthcare, LP(6)(16)(17)	First lien senior secured revolving loan	SR +	5.25%	06/2029	—	(43)	—	0.0%
Vermont Aus Pty Ltd(7)(22)	First lien senior secured loan	SR +	5.65%	03/2028	53,274	52,364	52,874	0.4%
WCG Intermediate Corp. (f/k/a Da Vinci Purchaser Corp.) (dba WCG)(6)(20)(21)	First lien senior secured loan	SR +	3.50%	01/2027	2,244	2,244	2,244	0.0%
XRL 1 LLC (dba XOMA)(15)	First lien senior secured loan		9.88%	12/2038	56,873	55,860	54,882	0.5%
XRL 1 LLC (dba XOMA)(15)(16)(17)(18)	First lien senior secured delayed draw term loan		9.88%	12/2025	—	(65)	(158)	0.0%
						2,738,787	2,725,795	22.1%
Healthcare technology
Athenahealth Group Inc.(6)(21)	First lien senior secured loan	SR +	3.25%	02/2029	46,244	$45,924	$46,041	0.4%
BCPE Osprey Buyer, Inc. (dba PartsSource)(7)	First lien senior secured loan	SR +	5.75%	08/2028	52,953	52,393	52,555	0.4%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	10/2025	4,603	4,332	4,568	0.0%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)	First lien senior secured delayed draw term loan	SR +	5.75%	08/2028	6,407	6,327	6,359	0.1%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(16)	First lien senior secured revolving loan	SR +	5.75%	08/2026	2,483	2,451	2,448	0.0%
Bracket Intermediate Holding Corp.(7)(21)	First lien senior secured loan	SR +	5.00%	05/2028	49,500	48,295	49,644	0.4%
Color Intermediate, LLC(7)	First lien senior secured loan	SR +	5.50%	10/2029	9,119	8,970	9,119	0.1%
Cotiviti, Inc.(6)(21)	First lien senior secured loan	SR +	3.25%	05/2031	99,750	99,271	99,132	0.8%
Ensemble RCM, LLC(7)(21)(22)	First lien senior secured loan	SR +	3.00%	08/2029	12,481	12,394	12,430	0.1%
GHX Ultimate Parent Corporation (dba Global Healthcare Exchange)(7)	First lien senior secured loan	SR +	4.00%	06/2027	16,107	16,088	16,187	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(7)	First lien senior secured loan	SR +	6.00%	10/2028	17,782	17,537	17,471	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(7)	First lien senior secured delayed draw term loan	SR +	6.00%	10/2028	6,925	6,833	6,803	0.0%
GI Ranger Intermediate, LLC (dba Rectangle Health)(7)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	10/2027	—	(19)	(29)	0.0%
Iconic IMO Merger Sub, Inc.(7)	First lien senior secured loan	SR +	5.50%	05/2029	20,481	20,169	20,430	0.2%
Iconic IMO Merger Sub, Inc.(7)	First lien senior secured delayed draw term loan	SR +	5.50%	05/2029	2,617	2,576	2,611	0.0%
Iconic IMO Merger Sub, Inc.(7)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	05/2028	—	(32)	(6)	0.0%
Imprivata, Inc.(7)(21)	First lien senior secured loan	SR +	3.50%	12/2027	10,397	10,397	10,437	0.1%
Imprivata, Inc.(7)	Second lien senior secured loan	SR +	6.25%	12/2028	50,294	49,791	50,294	0.4%
Indikami Bidco, LLC (dba IntegriChain)(6)	First lien senior secured loan	SR +	6.50% (2.50% PIK)	12/2030	37,867	37,067	37,299	0.3%
Indikami Bidco, LLC (dba IntegriChain)(6)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	6.00%	12/2025	—	(49)	—	0.0%
Indikami Bidco, LLC (dba IntegriChain)(6)(16)	First lien senior secured revolving loan	SR +	6.00%	06/2030	1,689	1,592	1,619	0.0%
Ocala Bidco, Inc.(7)	First lien senior secured loan	SR +	6.25% (2.75% PIK)	11/2028	84,791	83,427	83,731	0.7%
Ocala Bidco, Inc.(7)	First lien senior secured delayed draw term loan	SR +	6.25% (2.75% PIK)	11/2028	6,454	6,335	6,373	0.1%
Ocala Bidco, Inc.(7)	Second lien senior secured loan	SR +	10.50% PIK	11/2033	53,359	52,680	52,825	0.4%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(7)(22)	First lien senior secured loan	SR +	6.50%	08/2026	29,625	29,436	28,959	0.2%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(6)(22)	First lien senior secured revolving loan	SR +	6.50%	08/2026	2,049	2,040	2,003	0.0%
Interoperability Bidco, Inc. (dba Lyniate)(7)	First lien senior secured loan	SR +	7.00%	03/2028	65,279	65,058	64,300	0.5%
Interoperability Bidco, Inc. (dba Lyniate)(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	7.00%	06/2026	—	—	(76)	0.0%
Interoperability Bidco, Inc. (dba Lyniate)(7)	First lien senior secured delayed draw term loan	SR +	7.00%	03/2028	12,467	12,414	12,280	0.1%
Interoperability Bidco, Inc. (dba Lyniate)(7)(16)(17)	First lien senior secured revolving loan	SR +	7.00%	03/2028	—	(14)	(90)	0.0%
PointClickCare Technologies, Inc.(7)(21)(22)	First lien senior secured loan	SR +	3.00%	12/2027	19,600	19,600	19,674	0.2%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

Project Ruby Ultimate Parent Corp. (dba Wellsky)(6)(21)	First lien senior secured loan	SR +	3.25%	03/2028	19,687	19,302	19,703	0.2%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(6)(21)	First lien senior secured loan	SR +	3.50%	03/2028	74,813	74,438	74,910	0.6%
RL Datix Holdings (USA), Inc. (dba Datix Bidco Limited)(13)	First lien senior secured GBP term loan	SA +	5.50%	04/2031	£30,608	37,855	38,304	0.3%
RL Datix Holdings (USA), Inc.(8)	First lien senior secured loan	SR +	5.50%	04/2031	66,094	65,444	65,433	0.6%
RL Datix Holdings (USA), Inc.(8)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.50%	04/2027	—	—	—	0.0%
RL Datix Holdings (USA), Inc.(8)(16)(17)	First lien senior secured revolving loan	SR +	5.50%	10/2030	—	(127)	(131)	0.0%
Zelis Cost Management Buyer, Inc.(6)(21)	First lien senior secured loan	SR +	2.75%	09/2029	4,988	4,964	4,982	0.0%
						915,159	918,592	7.4%
Household products
Aptive Environmental, LLC(15)	First lien senior secured loan		12.00% (6.00% PIK)	01/2026	9,368	$8,598	$9,532	0.1%
Home Service TopCo IV, Inc.(7)	First lien senior secured loan	SR +	6.00%	12/2027	36,106	35,813	36,106	0.3%
Home Service TopCo IV, Inc.(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	6.00%	12/2024	—	(32)	—	0.0%
Home Service TopCo IV, Inc.(7)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	12/2027	—	(26)	—	0.0%
Mario Purchaser, LLC (dba Len the Plumber)(6)	First lien senior secured loan	SR +	5.75%	04/2029	74,761	73,630	74,761	0.6%
Mario Purchaser, LLC (dba Len the Plumber)(6)	First lien senior secured delayed draw term loan	SR +	5.75%	04/2029	39,805	39,188	39,805	0.3%
Mario Purchaser, LLC (dba Len the Plumber)(6)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	10/2025	2,673	2,390	2,673	0.0%
Mario Purchaser, LLC (dba Len the Plumber)(6)(16)	First lien senior secured revolving loan	SR +	5.75%	04/2028	536	434	536	0.0%
Mario Midco Holdings, Inc. (dba Len the Plumber)(6)	Unsecured facility	SR +	10.75% PIK	04/2032	30,213	29,636	30,213	0.3%
SimpliSafe Holding Corporation(6)	First lien senior secured loan	SR +	6.25%	05/2028	125,827	124,057	125,827	1.1%
SimpliSafe Holding Corporation(6)	First lien senior secured delayed draw term loan	SR +	6.25%	05/2028	16,007	15,758	16,007	0.1%
Southern Air & Heat Holdings, LLC(7)	First lien senior secured loan	SR +	4.75%	10/2027	1,063	1,053	1,063	0.0%
Southern Air & Heat Holdings, LLC(8)	First lien senior secured delayed draw term loan	SR +	4.75%	10/2027	1,109	1,100	1,109	0.0%
Southern Air & Heat Holdings, LLC(8)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.25%	07/2025	10,579	9,602	10,579	0.1%
Southern Air & Heat Holdings, LLC(7)(16)	First lien senior secured revolving loan	SR +	4.75%	10/2027	62	60	62	0.0%
Walker Edison Furniture Company LLC(7)(25)(31)	First lien senior secured loan	SR +	6.75% PIK	03/2027	3,054	2,454	2,077	0.0%
Walker Edison Furniture Company LLC(7)(25)(31)	First lien senior secured delayed draw term loan	SR +	6.75% PIK	03/2027	360	333	245	0.0%
Walker Edison Furniture Company LLC(7)(16)(18)(25)(31)	First lien senior secured delayed draw term loan	SR +	6.75% PIK	03/2027	560	550	290	0.0%
Walker Edison Furniture Company LLC(7)(25)(31)	First lien senior secured revolving loan	SR +	6.25% PIK	03/2027	1,333	1,333	1,093	0.0%
						345,931	351,978	2.9%
Human resource support services
AQ Carver Buyer, Inc. (dba CoAdvantage)(7)(21)	First lien senior secured loan	SR +	5.50%	08/2029	22,331	$21,918	$22,394	0.2%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

Cast & Crew Payroll, LLC(6)(21)	First lien senior secured loan	SR +	3.75%	02/2029	24,936	24,818	24,934	0.2%
Cornerstone OnDemand, Inc.(6)(20)(21)	First lien senior secured loan	SR +	3.75%	10/2028	19,550	19,484	18,418	0.2%
Cornerstone OnDemand, Inc.(6)	Second lien senior secured loan	SR +	6.50%	10/2029	44,583	44,088	40,794	0.3%
IG Investments Holdings, LLC (dba Insight Global)(7)	First lien senior secured loan	SR +	6.00%	09/2028	47,839	47,209	47,600	0.0%
IG Investments Holdings, LLC (dba Insight Global)(7)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	09/2027	—	(62)	(24)	0.0%
iSolved, Inc.(6)(21)	First lien senior secured loan	SR +	3.50%	10/2030	27,431	27,431	27,456	0.2%
UKG Inc. (dba Ultimate Software)(6)(21)	First lien senior secured loan	SR +	3.25%	02/2031	40,625	40,580	40,759	0.3%
						225,466	222,331	1.4%
Infrastructure and environmental services
AWP Group Holdings, Inc.(7)	First lien senior secured loan	SR +	5.50%	12/2029	34,745	$34,227	$34,397	0.3%
AWP Group Holdings, Inc.(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.50%	08/2025	3,650	3,584	3,613	0.0%
AWP Group Holdings, Inc.(7)(16)	First lien senior secured revolving loan	SR +	5.50%	12/2029	2,728	2,641	2,670	0.0%
Azuria Water Solutions, Inc. (f/k/a Aegion Corporation)(6)(20)(21)	First lien senior secured loan	SR +	4.25%	05/2028	47,033	47,033	47,170	0.4%
FR Vision Holdings, Inc. (dba CHA Consulting)(7)	First lien senior secured loan	SR +	5.50%	01/2031	45,672	45,236	45,444	0.4%
FR Vision Holdings, Inc. (dba CHA Consulting)(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.50%	01/2026	3,845	3,740	3,826	0.0%
FR Vision Holdings, Inc. (dba CHA Consulting)(7)(16)(17)	First lien senior secured revolving loan	SR +	5.50%	01/2030	—	(34)	(18)	0.0%
GI Apple Midco LLC (dba Atlas Technical Consultants)(6)	First lien senior secured loan	SR +	6.75%	04/2030	81,547	80,279	80,935	0.7%
GI Apple Midco LLC (dba Atlas Technical Consultants)(6)(16)(18)	First lien senior secured delayed draw term loan	SR +	6.75%	04/2025	1,733	1,611	1,720	0.0%
GI Apple Midco LLC (dba Atlas Technical Consultants)(6)(16)	First lien senior secured revolving loan	SR +	6.75%	04/2030	2,375	2,197	2,292	0.0%
Gulfside Supply, Inc. (dba Gulfeagle Supply)(6)(20)	First lien senior secured loan	SR +	3.00%	06/2031	7,500	7,481	7,481	0.1%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(7)	First lien senior secured loan	SR +	5.25%	02/2031	16,887	16,562	16,675	0.1%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.25%	02/2026	—	(71)	(19)	0.0%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(7)(16)(17)	First lien senior secured revolving loan	SR +	5.25%	02/2031	—	(42)	(28)	0.0%
Osmose Utilities Services, Inc.(6)(21)	First lien senior secured loan	SR +	3.25%	06/2028	11,428	11,362	11,340	0.1%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(7)	First lien senior secured loan	SR +	5.50%	03/2028	35,097	34,621	34,745	0.0%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(7)	First lien senior secured delayed draw term loan	SR +	5.50%	03/2028	3,546	3,469	3,510	0.0%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(7)(16)(17)	First lien senior secured revolving loan	SR +	5.50%	03/2028	—	(66)	(53)	0.0%
USIC Holdings, Inc.(6)(21)	First lien senior secured loan	SR +	3.50%	05/2028	26,679	26,232	25,740	0.2%
USIC Holdings, Inc.(7)(21)	Second lien senior secured loan	SR +	6.50%	05/2029	39,691	39,518	37,163	0.3%
						359,580	358,603	2.6%
Insurance
Acrisure, LLC(7)(21)(22)	First lien senior secured loan	SR +	3.25%	11/2030	95,424	$95,424	$95,243	0.8%
Acrisure, LLC(15)(22)	Unsecured notes		8.50%	06/2029	18,375	18,375	18,375	0.2%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

Alera Group, Inc.(6)	First lien senior secured loan	SR +	5.25%	10/2028	79,523	79,523	79,523	0.7%
Alera Group, Inc.(6)	First lien senior secured delayed draw term loan	SR +	5.25%	10/2028	68,194	68,194	68,194	0.6%
Alera Group, Inc.(6)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	11/2025	7,471	7,235	7,471	0.1%
AmeriLife Holdings LLC(6)	First lien senior secured loan	SR +	5.75%	08/2029	185,169	182,175	185,169	1.6%
AmeriLife Holdings LLC(6)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.75%	06/2026	—	(120)	—	0.0%
AmeriLife Holdings LLC(6)(16)(17)	First lien senior secured revolving loan	SR +	5.75%	08/2028	—	(226)	—	0.0%
Ardonagh Midco 3 PLC(6)(22)	First lien senior secured loan	SR +	3.75%	02/2031	55,000	54,725	54,725	0.5%
AssuredPartners, Inc.(6)(21)	First lien senior secured loan	SR +	3.50%	02/2031	53,137	53,040	53,243	0.4%
Asurion, LLC(6)(21)	Second lien senior secured loan	SR +	5.25%	01/2029	174,017	168,864	160,044	1.4%
Asurion, LLC(6)(21)	Second lien senior secured loan	SR +	5.25%	01/2028	53,900	50,354	50,003	0.4%
Brightway Holdings, LLC(6)	First lien senior secured loan	SR +	6.50%	12/2027	19,587	19,426	19,342	0.1%
Brightway Holdings, LLC(6)(16)(17)	First lien senior secured revolving loan	SR +	6.50%	12/2027	—	(15)	(26)	0.0%
Broadstreet Partners, Inc.(6)(21)	First lien senior secured loan	SR +	3.25%	06/2031	18,681	18,658	18,622	0.2%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(7)	First lien senior secured loan	SR +	7.50%	03/2029	909	890	905	0.0%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(7)(16)(17)	First lien senior secured revolving loan	SR +	7.50%	03/2029	—	(2)	—	0.0%
Evolution BuyerCo, Inc. (dba SIAA)(7)	First lien senior secured loan	SR +	6.25%	04/2028	7,491	7,424	7,491	0.1%
Evolution BuyerCo, Inc. (dba SIAA)(7)	First lien senior secured delayed draw term loan	SR +	6.75%	04/2028	1,578	1,576	1,578	0.0%
Evolution BuyerCo, Inc. (dba SIAA)(7)	First lien senior secured delayed draw term loan	SR +	6.25%	04/2028	18,447	18,312	18,447	0.1%
Evolution BuyerCo, Inc. (dba SIAA)(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	6.00%	12/2025	731	703	729	0.0%
Evolution BuyerCo, Inc. (dba SIAA)(7)(16)(17)	First lien senior secured revolving loan	SR +	6.25%	05/2028	—	(5)	—	0.0%
Galway Borrower LLC(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.00%	02/2026	—	(228)	—	0.0%
Galway Borrower LLC(7)(16)	First lien senior secured revolving loan	SR +	5.25%	09/2028	860	803	829	0.0%
Hub International(7)(21)	First lien senior secured loan	SR +	3.25%	06/2030	12,444	12,458	12,466	0.1%
Hyperion Refinance S.à r.l (dba Howden Group)(6)(21)(22)	First lien senior secured loan	SR +	3.50%	02/2031	145,635	144,908	145,839	1.2%
Hyperion Refinance S.à r.l (dba Howden Group)(6)(21)(22)	First lien senior secured loan	SR +	4.00%	04/2030	34,736	34,481	34,757	0.3%
IMA Financial Group, Inc.(6)(21)	First lien senior secured loan	SR +	3.25%	11/2028	84,439	84,439	84,405	0.7%
Integrated Specialty Coverages, LLC(8)	First lien senior secured loan	SR +	6.00%	07/2030	54,825	54,080	54,551	0.5%
Integrated Specialty Coverages, LLC(8)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	6.00%	01/2025	—	(69)	—	0.0%
Integrated Specialty Coverages, LLC(8)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	07/2029	—	(75)	(30)	0.0%
Integrity Marketing Acquisition, LLC(7)	First lien senior secured loan	SR +	5.80%	08/2026	33,649	33,597	33,649	0.3%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

Integrity Marketing Acquisition, LLC(7)	First lien senior secured loan	SR +	6.00%	08/2026	2,773	2,752	2,773	0.0%
Integrity Marketing Acquisition, LLC(7)	First lien senior secured delayed draw term loan	SR +	6.05%	08/2026	5,436	5,427	5,436	0.0%
Integrity Marketing Acquisition, LLC(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	6.00%	08/2025	8,328	8,207	8,328	0.1%
Integrity Marketing Acquisition, LLC(7)	First lien senior secured delayed draw term loan	SR +	5.80%	08/2026	21,247	21,209	21,247	0.2%
Integrity Marketing Acquisition, LLC(7)(16)(17)	First lien senior secured revolving loan	SR +	6.50%	08/2026	—	(19)	—	0.0%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(6)	First lien senior secured loan	SR +	10.50% PIK	07/2030	15,285	15,144	15,285	0.1%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(6)	First lien senior secured loan	SR +	5.25%	12/2028	32,292	31,914	31,807	0.3%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(6)	First lien senior secured delayed draw term loan	SR +	5.25%	12/2028	2,371	2,339	2,335	0.0%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(6)(16)	First lien senior secured revolving loan	SR +	5.25%	12/2027	2,629	2,600	2,578	0.0%
Mitchell International, Inc.(6)(21)	First lien senior secured loan	SR +	3.25%	06/2031	102,300	101,792	101,277	0.9%
Mitchell International, Inc.(6)(21)	Second lien senior secured loan	SR +	5.25%	06/2032	32,700	32,537	32,517	0.3%
PCF Midco II, LLC (dba PCF Insurance Services)(15)	First lien senior secured loan		9.00% PIK	10/2031	56,358	52,887	53,118	0.4%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(6)	First lien senior secured loan	SR +	5.50%	11/2028	55,409	55,409	55,315	0.4%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(6)	First lien senior secured delayed draw term loan	SR +	5.50%	11/2028	128,540	128,540	128,322	0.0%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(6)(16)(17)	First lien senior secured revolving loan	SR +	5.50%	11/2027	—	(14)	(4)	0.0%
Summit Acquisition Inc. (dba K2 Insurance Services)(7)	First lien senior secured loan	SR +	6.75%	05/2030	50,347	49,010	50,095	0.4%
Summit Acquisition Inc. (dba K2 Insurance Services)(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	6.75%	11/2024	—	(153)	—	0.0%
Summit Acquisition Inc. (dba K2 Insurance Services)(7)(16)(17)	First lien senior secured revolving loan	SR +	6.75%	05/2029	—	(148)	(31)	0.0%
Tempo Buyer Corp. (dba Global Claims Services)(7)	First lien senior secured loan	SR +	4.75%	08/2028	35,611	35,137	35,611	0.3%
Tempo Buyer Corp. (dba Global Claims Services)(7)(16)	First lien senior secured revolving loan	SR +	4.75%	08/2027	1,898	1,844	1,898	0.0%
Truist Insurance Holdings, LLC(7)(21)(22)	First lien senior secured loan	SR +	3.25%	05/2031	50,000	49,329	50,045	0.4%
Truist Insurance Holdings, LLC(7)(16)(21)(22)	First lien senior secured revolving loan	SR +	3.25%	05/2029	597	597	597	0.0%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)	First lien senior secured loan	SR +	5.75%	07/2027	14,716	14,546	14,716	0.1%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)(16)(17)	First lien senior secured revolving loan	SR +	5.75%	07/2027	—	(11)	—	0.0%
						1,819,799	1,818,809	14.2%
Internet software and services
Activate Holdings (US) Corp. (dba Absolute Software)(7)(22)	First lien senior secured loan	SR +	6.25%	07/2030	4,613	$4,498	$4,613	0.0%
Activate Holdings (US) Corp. (dba Absolute Software)(7)(16)(17)(22)	First lien senior secured revolving loan	SR +	6.25%	07/2029	—	(8)	—	0.0%
AlphaSense, Inc.(7)	First lien senior secured loan	SR +	6.25%	06/2029	3,533	3,498	3,498	0.0%
AlphaSense, Inc.(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	6.25%	12/2025	—	(7)	(7)	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

AlphaSense, Inc.(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	6.25%	06/2029	—	—	—	0.0%
Anaplan, Inc.(7)	First lien senior secured loan	SR +	5.75%	06/2029	231,397	231,332	231,397	2.0%
Anaplan, Inc.(7)(16)	First lien senior secured revolving loan	SR +	5.75%	06/2028	—	—	—	0.0%
Appfire Technologies, LLC(7)	First lien senior secured loan	SR +	4.75%	03/2027	8,182	8,182	8,182	0.1%
Appfire Technologies, LLC(7)(16)(17)	First lien senior secured delayed draw term loan	SR +	5.50%	03/2028	—	(75)	—	0.0%
Appfire Technologies, LLC(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	4.75%	06/2026	—	(13)	—	0.0%
Appfire Technologies, LLC(14)(16)	First lien senior secured revolving loan	P +	3.75%	03/2027	373	373	373	0.0%
Aptean Acquiror, Inc. (dba Aptean)(6)	First lien senior secured loan	SR +	5.25%	01/2031	78,527	77,775	78,134	0.7%
Aptean Acquiror, Inc. (dba Aptean)(6)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.25%	01/2026	691	621	687	0.0%
Aptean Acquiror, Inc. (dba Aptean)(6)(16)(17)	First lien senior secured revolving loan	SR +	5.25%	01/2031	—	(68)	(36)	0.0%
Armstrong Bidco Limited(13)(22)	First lien senior secured loan	SA +	5.25%	06/2029	£26,571	32,056	33,504	0.3%
Armstrong Bidco Limited(13)(22)	First lien senior secured delayed draw term loan	SA +	5.25%	06/2029	£13,863	16,730	17,480	0.1%
Artifact Bidco, Inc. (dba Avetta)(7)	First lien senior secured loan	SR +	4.50%	05/2031	15,498	15,420	15,420	0.1%
Artifact Bidco, Inc. (dba Avetta)(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	4.50%	05/2027	—	(28)	(9)	0.0%
Artifact Bidco, Inc. (dba Avetta)(7)(16)(17)	First lien senior secured revolving loan	SR +	4.50%	05/2030	—	(14)	(14)	0.0%
Avalara, Inc.(7)	First lien senior secured loan	SR +	6.75%	10/2028	70,455	69,627	70,455	0.6%
Avalara, Inc.(7)(16)(17)	First lien senior secured revolving loan	SR +	6.75%	10/2028	—	(76)	—	0.0%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(6)	First lien senior secured loan	SR +	6.50%	03/2031	5,486	5,406	5,418	0.0%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(6)(16)(18)	First lien senior secured delayed draw term loan	SR +	6.50%	03/2026	7,980	7,831	7,858	0.1%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(6)(16)(17)	First lien senior secured revolving loan	SR +	6.50%	03/2031	—	(29)	(25)	0.0%
Barracuda Networks, Inc.(8)(21)	First lien senior secured loan	SR +	4.50%	08/2029	27,235	26,586	27,164	0.2%
Barracuda Networks, Inc.(8)	Second lien senior secured loan	SR +	7.00%	08/2030	93,250	90,894	86,023	0.7%
Bayshore Intermediate #2, L.P. (dba Boomi)(7)	First lien senior secured loan	SR +	7.75% PIK	10/2028	25,492	25,193	25,492	0.2%
Bayshore Intermediate #2, L.P. (dba Boomi)(7)(16)(17)	First lien senior secured revolving loan	SR +	6.50%	10/2027	—	(19)	—	0.0%
BCTO BSI Buyer, Inc. (dba Buildertrend)(7)	First lien senior secured loan	SR +	7.50% PIK	12/2026	1,162	1,157	1,162	0.0%
BCTO BSI Buyer, Inc. (dba Buildertrend)(7)(16)(17)	First lien senior secured revolving loan	SR +	7.50%	12/2026	—	(1)	—	0.0%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(7)	First lien senior secured loan	SR +	5.50%	08/2027	8,137	8,019	7,893	0.1%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(7)	First lien senior secured delayed draw term loan	SR +	5.50%	08/2027	1,831	1,812	1,776	0.0%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(7)(16)	First lien senior secured revolving loan	SR +	5.50%	08/2027	303	292	277	0.0%
Central Parent Inc. (dba CDK Global Inc.)(7)(21)	First lien senior secured loan	SR +	3.25%	07/2029	9,330	9,330	9,189	0.1%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

CivicPlus, LLC(7)	First lien senior secured loan	SR +	5.75% (2.50% PIK)	08/2027	24,015	23,870	24,015	0.2%
CivicPlus, LLC(7)	First lien senior secured delayed draw term loan	SR +	5.75% (2.50% PIK)	08/2027	4,590	4,563	4,590	0.0%
CivicPlus, LLC(7)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	08/2027	—	(13)	—	0.0%
Cloud Software Group, Inc.(7)(21)	First lien senior secured loan	SR +	4.50%	03/2031	25,000	24,818	25,050	0.2%
Cloud Software Group, Inc.(7)(21)	First lien senior secured loan	SR +	4.00%	03/2029	74,622	74,622	74,510	0.6%
Coupa Holdings, LLC(7)	First lien senior secured loan	SR +	5.50%	02/2030	24,344	24,344	24,344	0.2%
Coupa Holdings, LLC(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.50%	08/2025	—	(22)	—	0.0%
Coupa Holdings, LLC(7)(16)(17)	First lien senior secured revolving loan	SR +	5.50%	02/2029	—	(32)	—	0.0%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(7)	Unsecured notes	SR +	11.75% PIK	06/2034	18,538	18,200	18,538	0.2%
Crewline Buyer, Inc. (dba New Relic)(7)	First lien senior secured loan	SR +	6.75%	11/2030	165,368	163,043	164,955	1.4%
Crewline Buyer, Inc. (dba New Relic)(7)(16)(17)	First lien senior secured revolving loan	SR +	6.75%	11/2030	—	(235)	(43)	0.0%
Delta TopCo, Inc. (dba Infoblox, Inc.)(7)(21)	First lien senior secured loan	SR +	3.50%	11/2029	28,969	28,897	28,946	0.2%
Delta TopCo, Inc. (dba Infoblox, Inc.)(7)(21)	Second lien senior secured loan	SR +	5.25%	11/2030	33,000	32,835	33,396	0.3%
E2open, LLC(6)(21)	First lien senior secured loan	SR +	3.50%	02/2028	5,160	5,154	5,176	0.0%
EET Buyer, Inc. (dba e-Emphasys)(7)	First lien senior secured loan	SR +	5.00%	11/2027	40,376	39,954	40,376	0.4%
EET Buyer, Inc. (dba e-Emphasys)(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.00%	04/2026	—	(10)	—	0.0%
EET Buyer, Inc. (dba e-Emphasys)(7)(16)(17)	First lien senior secured revolving loan	SR +	5.00%	11/2027	—	(27)	—	0.0%
Entrata, Inc.(6)	First lien senior secured loan	SR +	5.75%	07/2030	4,465	4,404	4,465	0.0%
Entrata, Inc.(6)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	07/2028	—	(6)	—	0.0%
Forescout Technologies, Inc.(7)(16)(17)	First lien senior secured revolving loan	SR +	5.00%	05/2030	—	(3)	(3)	0.0%
Forescout Technologies, Inc.(7)	First lien senior secured loan	SR +	5.00%	05/2031	9,283	9,237	9,236	0.1%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(7)(21)	First lien senior secured loan	SR +	4.00%	11/2026	63,539	63,253	56,842	0.5%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(7)	Second lien senior secured loan	SR +	6.75%	11/2027	25,000	24,753	20,375	0.2%
Granicus, Inc.(7)	First lien senior secured loan	SR +	5.75% (2.25% PIK)	01/2031	32,912	32,600	32,747	0.3%
Granicus, Inc.(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.75% (2.25% PIK)	01/2026	—	(23)	—	0.0%
Granicus, Inc.(6)(16)	First lien senior secured revolving loan	SR +	5.25%	01/2031	74	31	51	0.0%
GS Acquisitionco, Inc. (dba insightsoftware)(7)	First lien senior secured loan	SR +	5.25%	05/2028	8,855	8,835	8,789	0.1%
GS Acquisitionco, Inc. (dba insightsoftware)(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.25%	03/2026	53	50	48	0.0%
GS Acquisitionco, Inc. (dba insightsoftware)(7)(16)	First lien senior secured revolving loan	SR +	5.25%	05/2028	33	32	31	0.0%
Hyland Software, Inc.(6)	First lien senior secured loan	SR +	6.00%	09/2030	146,499	144,474	145,400	1.2%
Hyland Software, Inc.(6)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	09/2029	—	(91)	(52)	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

Icefall Parent, Inc. (dba EngageSmart)(7)	First lien senior secured loan	SR +	6.50%	01/2030	28,869	28,321	28,652	0.2%
Icefall Parent, Inc. (dba EngageSmart)(7)(16)(17)	First lien senior secured revolving loan	SR +	6.50%	01/2030	—	(51)	(21)	0.0%
Ivanti Software, Inc.(7)(21)	First lien senior secured loan	SR +	4.25%	12/2027	12,901	12,056	10,184	0.1%
Ivanti Software, Inc.(7)(21)	Second lien senior secured loan	SR +	7.25%	12/2028	19,000	18,932	12,090	0.1%
JS PARENT, INC. (dba Jama Software)(7)	First lien senior secured loan	SR +	5.00%	04/2031	912	907	907	0.0%
JS PARENT, INC. (dba Jama Software)(7)(16)	First lien senior secured revolving loan	SR +	5.00%	04/2031	—	—	—	0.0%
Litera Bidco LLC(6)	First lien senior secured loan	SR +	4.75%	05/2028	34,341	34,174	34,169	0.3%
Litera Bidco LLC(6)(16)(18)	First lien senior secured delayed draw term loan	SR +	4.75%	11/2026	2,018	1,990	1,989	0.0%
Litera Bidco LLC(6)(16)(18)	First lien senior secured delayed draw term loan	SR +	4.75%	05/2027	—	—	—	0.0%
Litera Bidco LLC(6)(16)(17)	First lien senior secured revolving loan	SR +	4.75%	05/2028	—	(11)	(11)	0.0%
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(6)(22)	First lien senior secured loan	SR +	5.25%	07/2028	168,956	168,751	168,956	1.4%
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(6)(16)(17)(22)	First lien senior secured revolving loan	SR +	5.25%	07/2028	—	(16)	—	0.0%
MessageBird BidCo B.V.(6)(22)	First lien senior secured loan	SR +	6.75%	05/2027	1,833	1,811	1,833	0.0%
Ministry Brands Holdings, LLC(6)	First lien senior secured loan	SR +	5.50%	12/2028	48,323	47,635	47,719	0.4%
Ministry Brands Holdings, LLC(6)	First lien senior secured delayed draw term loan	SR +	5.50%	12/2028	4,886	4,834	4,825	0.0%
Ministry Brands Holdings, LLC(6)(16)(17)	First lien senior secured revolving loan	SR +	5.50%	12/2027	—	(55)	(59)	0.0%
Mitnick Corporate Purchaser, Inc.(14)(16)(20)	First lien senior secured revolving loan	P +	3.00%	05/2027	—	4	—	0.0%
Oranje Holdco, Inc. (dba KnowBe4)(6)	First lien senior secured loan	SR +	7.25%	02/2029	34,017	33,677	33,677	0.3%
Oranje Holdco, Inc. (dba KnowBe4)(7)	First lien senior secured loan	SR +	7.50%	02/2029	81,182	80,177	81,182	0.7%
Oranje Holdco, Inc. (dba KnowBe4)(7)(16)(17)	First lien senior secured revolving loan	SR +	7.50%	02/2029	—	(116)	—	0.0%
PDI TA Holdings, Inc.(7)	First lien senior secured loan	SR +	5.25%	02/2031	57,640	56,811	57,064	0.5%
PDI TA Holdings, Inc.(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.25%	02/2026	6,889	6,649	6,745	0.1%
PDI TA Holdings, Inc.(7)(16)(17)	First lien senior secured revolving loan	SR +	5.25%	02/2031	—	(93)	(66)	0.0%
Perforce Software, Inc.(6)	First lien senior secured loan	SR +	4.50%	07/2026	14,700	14,506	14,700	0.1%
Perforce Software, Inc.(6)	First lien senior secured loan	SR +	4.75%	03/2031	5,000	4,976	4,988	0.0%
Project Alpha Intermediate Holding, Inc. (dba Qlik)(7)(21)	First lien senior secured loan	SR +	3.75%	10/2030	49,875	49,875	49,990	0.4%
Proofpoint, Inc.(6)(21)	First lien senior secured loan	SR +	3.00%	08/2028	97,603	97,603	97,642	0.8%
QAD, Inc.(6)	First lien senior secured loan	SR +	5.25%	11/2027	45,454	44,889	45,454	0.4%
QAD, Inc.(6)(16)(17)	First lien senior secured revolving loan	SR +	5.25%	11/2027	—	(67)	—	0.0%
SailPoint Technologies Holdings, Inc.(6)	First lien senior secured loan	SR +	6.00%	08/2029	59,880	58,869	59,730	0.5%
SailPoint Technologies Holdings, Inc.(6)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	08/2028	—	(79)	(14)	0.0%
Securonix, Inc.(7)	First lien senior secured loan	SR +	7.00%	04/2028	29,661	29,455	26,102	0.2%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

Securonix, Inc.(6)(16)(17)	First lien senior secured revolving loan	SR +	7.00%	04/2028	120	87	(520)	0.0%
Sedgwick Claims Management Services, Inc.(6)(21)	First lien senior secured loan	SR +	3.75%	02/2028	24,875	24,812	24,873	0.2%
Sitecore Holding III A/S(8)	First lien senior secured loan	SR +	7.75% (4.25% PIK)	03/2029	4,141	4,113	4,141	0.0%
Sitecore Holding III A/S(12)	First lien senior secured EUR term loan	E +	7.75% (4.25% PIK)	03/2029	€24,236	25,395	25,975	0.2%
Sitecore USA, Inc.(8)	First lien senior secured loan	SR +	7.75% (4.25% PIK)	03/2029	24,964	24,798	24,964	0.2%
Sophos Holdings, LLC(6)(21)(22)	First lien senior secured loan	SR +	3.50%	03/2027	19,825	19,787	19,841	0.2%
Storable, Inc.(6)(21)	First lien senior secured loan	SR +	3.50%	04/2028	74,808	74,283	74,823	0.6%
The Dun & Bradstreet Corporation(6)(21)(22)	First lien senior secured loan	SR +	2.75%	01/2029	1,995	1,995	1,995	0.0%
Thunder Purchaser, Inc. (dba Vector Solutions)(7)	First lien senior secured loan	SR +	5.75%	06/2028	9,780	9,716	9,780	0.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(7)	First lien senior secured delayed draw term loan	SR +	5.75%	06/2028	2,933	2,915	2,933	0.0%
Thunder Purchaser, Inc. (dba Vector Solutions)(7)(16)	First lien senior secured revolving loan	SR +	5.75%	06/2027	827	821	827	0.0%
VIRTUSA CORPORATION(6)(21)	First lien senior secured loan	SR +	3.25%	02/2029	9,726	9,726	9,741	0.1%
VS Buyer LLC (dba Veeam Software)(6)(21)	First lien senior secured loan	SR +	3.25%	04/2031	5,000	4,988	5,007	0.0%
When I Work, Inc.(7)	First lien senior secured loan	SR +	7.00% PIK	11/2027	26,027	25,889	25,312	0.2%
When I Work, Inc.(7)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	11/2027	—	(23)	(114)	0.0%
Zendesk, Inc.(7)	First lien senior secured loan	SR +	6.25%	11/2028	123,453	121,567	123,453	1.0%
Zendesk, Inc.(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	6.25%	11/2024	—	(819)	—	0.0%
Zendesk, Inc.(7)(16)(17)	First lien senior secured revolving loan	SR +	6.25%	11/2028	—	(181)	—	0.0%
						2,510,084	2,499,144	20.7%
Leisure and entertainment
Cirque du Soleil Canada, Inc.(7)(21)(22)	First lien senior secured loan	SR +	3.75%	03/2030	26,933	$26,930	$26,879	0.2%
Troon Golf, L.L.C.(7)	First lien senior secured loan	SR +	5.50%	08/2027	91,993	91,726	91,993	0.8%
Troon Golf, L.L.C.(7)	First lien senior secured delayed draw term loan	SR +	5.50%	08/2027	49,150	48,692	49,150	0.4%
Troon Golf, L.L.C.(7)(16)(17)	First lien senior secured revolving loan	SR +	5.50%	08/2026	—	(15)	—	0.0%
						167,333	168,022	1.4%
Manufacturing
ACR Group Borrower, LLC(7)	First lien senior secured loan	SR +	4.25%	03/2028	4,001	$3,966	$3,911	0.0%
ACR Group Borrower, LLC(7)	First lien senior secured loan	SR +	5.75%	03/2028	860	850	860	0.0%
ACR Group Borrower, LLC(7)	First lien senior secured loan	SR +	5.00%	03/2028	1,169	1,157	1,157	0.0%
ACR Group Borrower, LLC(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.00%	05/2025	—	(4)	(4)	0.0%
ACR Group Borrower, LLC(6)(16)	First lien senior secured revolving loan	SR +	4.25%	03/2026	125	120	105	0.0%
Chariot Buyer LLC (dba Chamberlain Group)(6)(21)	First lien senior secured loan	SR +	3.50%	11/2028	14,963	14,859	14,994	0.1%
CPM Holdings, Inc.(6)(20)(21)	First lien senior secured loan	SR +	4.50%	09/2028	49,750	48,525	49,327	0.4%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

CPM Holdings, Inc.(6)(16)(20)(21)	First lien senior secured revolving loan	SR +	4.50%	06/2028	1,050	1,008	1,008	0.0%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(21)	First lien senior secured loan	SR +	3.75%	05/2028	25,692	25,354	25,772	0.2%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(20)	Second lien senior secured loan	SR +	6.50%	05/2029	37,181	37,053	37,181	0.3%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(20)	Second lien senior secured loan	SR +	6.00%	05/2029	19,160	19,123	19,017	0.2%
FARADAY BUYER, LLC (dba MacLean Power Systems)(7)	First lien senior secured loan	SR +	6.00%	10/2028	135,612	133,173	134,934	1.1%
FARADAY BUYER, LLC (dba MacLean Power Systems)(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	6.00%	11/2025	—	(124)	—	0.0%
Filtration Group Corporation(6)(21)	First lien senior secured loan	SR +	3.50%	10/2028	25,516	25,485	25,623	0.2%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)(21)	First lien senior secured loan	SR +	4.00%	12/2027	38,493	38,194	38,255	0.4%
Helix Acquisition Holdings, Inc. (dba MW Industries)(7)	First lien senior secured loan	SR +	7.00%	03/2030	61,484	59,866	61,023	0.5%
Ideal Tridon Holdings, Inc.(7)	First lien senior secured loan	SR +	6.75%	04/2028	89,866	87,697	89,192	0.8%
Ideal Tridon Holdings, Inc.(7)(16)(17)	First lien senior secured revolving loan	SR +	6.75%	04/2028	—	(195)	(65)	0.0%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(7)	First lien senior secured loan	SR +	6.00%	07/2027	22,351	22,223	22,351	0.2%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(7)	First lien senior secured loan	SR +	6.25%	07/2027	7,147	7,050	7,147	0.1%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(7)(20)	First lien senior secured delayed draw term loan	SR +	6.00%	07/2027	45,789	45,512	45,789	0.3%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(7)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	07/2027	—	(18)	—	0.0%
Pro Mach Group, Inc.(6)(21)	First lien senior secured loan	SR +	3.50%	08/2028	30,243	30,243	30,373	0.3%
Sonny's Enterprises, LLC(7)	First lien senior secured loan	SR +	5.25%	08/2028	137,243	135,634	137,243	1.2%
Sonny's Enterprises, LLC(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.25%	11/2024	16,557	16,248	16,557	0.1%
Sonny's Enterprises, LLC(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.25%	06/2026	—	(166)	—	0.0%
Sonny's Enterprises, LLC(7)(16)(17)	First lien senior secured revolving loan	SR +	5.25%	08/2027	—	(275)	—	0.0%
						752,558	761,750	6.4%
Pharmaceuticals
BridgeBio Pharma, Inc.(7)(22)	First lien senior secured loan	SR +	6.50%	01/2029	135,000	$134,812	$134,663	1.1%
						134,812	134,663	1.1%
Professional services
Apex Group Treasury LLC(7)(22)	First lien senior secured loan	SR +	5.00%	07/2028	123,869	$120,970	$123,869	1.0%
Apex Group Treasury LLC(7)(22)	Second lien senior secured loan	SR +	6.75%	07/2029	5,000	4,961	5,000	0.0%
Apex Group Treasury LLC(7)(22)	Second lien senior secured delayed draw term loan	SR +	6.75%	07/2029	6,618	6,512	6,618	0.1%
Apex Service Partners, LLC(7)	First lien senior secured loan	SR +	7.00% (2.00% PIK)	10/2030	97,429	95,188	95,968	0.8%
Apex Service Partners, LLC(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	7.00% (2.00% PIK)	10/2025	20,777	20,272	20,460	0.2%
Apex Service Partners, LLC(7)(16)	First lien senior secured revolving loan	SR +	6.50%	10/2029	3,438	3,267	3,322	0.0%
Certinia, Inc.(7)	First lien senior secured loan	SR +	7.25%	08/2029	33,088	32,501	32,757	0.3%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

Certinia, Inc.(7)(16)(17)	First lien senior secured revolving loan	SR +	7.25%	08/2029	—	(75)	(44)	0.0%
Corporation Service Company(6)(21)	First lien senior secured loan	SR +	2.75%	11/2029	2,279	2,279	2,282	0.0%
Element Materials Technology(7)(20)(21)(22)	First lien senior secured loan	SR +	4.25%	06/2029	18,197	18,181	18,249	0.2%
Element Materials Technology(7)(20)(21)(22)	First lien senior secured delayed draw term loan	SR +	4.25%	06/2029	9,332	9,322	9,359	0.1%
EP Purchaser, LLC (dba Entertainment Partners)(7)(21)	First lien senior secured loan	SR +	4.50%	11/2028	24,688	23,857	24,688	0.2%
Essential Services Holding Corporation (dba Turnpoint)(6)	First lien senior secured loan	SR +	5.00%	06/2031	35,548	35,194	35,193	0.3%
Essential Services Holding Corporation (dba Turnpoint)(6)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.00%	06/2026	—	(35)	(35)	0.0%
Essential Services Holding Corporation (dba Turnpoint)(6)(16)(17)	First lien senior secured revolving loan	SR +	5.00%	06/2030	—	(43)	(44)	0.0%
Gerson Lehrman Group, Inc.(7)	First lien senior secured loan	SR +	5.25%	12/2027	166,014	164,682	165,599	1.4%
Gerson Lehrman Group, Inc.(7)(16)(17)	First lien senior secured revolving loan	SR +	5.25%	12/2027	—	(66)	(21)	0.0%
Guidehouse Inc.(6)	First lien senior secured loan	SR +	5.75% (2.00% PIK)	12/2030	106,824	106,824	106,557	0.9%
Omnia Partners, LLC(7)(21)	First lien senior secured loan	SR +	3.25%	07/2030	12,993	12,968	12,990	0.1%
Relativity ODA LLC(6)	First lien senior secured loan	SR +	6.00%	05/2027	5,094	5,058	5,094	0.0%
Relativity ODA LLC(6)(16)(17)	First lien senior secured revolving loan	SR +	6.00%	05/2027	—	(3)	—	0.0%
Sensor Technology Topco, Inc. (dba Humanetics)(7)	First lien senior secured loan	SR +	7.00% (2.00% PIK)	05/2028	235,474	234,335	236,651	2.0%
Sensor Technology Topco, Inc. (dba Humanetics)(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	6.50%	09/2025	—	—	—	0.0%
Sensor Technology Topco, Inc. (dba Humanetics)(6)(16)	First lien senior secured revolving loan	SR +	6.50%	05/2028	7,372	7,276	7,398	0.1%
Sensor Technology Topco, Inc. (dba Humanetics)(11)	First lien senior secured EUR term loan	E +	7.25% (2.25% PIK)	05/2028	€42,497	45,940	45,774	0.4%
Sensor Technology Topco, Inc. (dba Humanetics)(11)(16)(18)	First lien senior secured EUR delayed draw term loan	E +	6.75%	09/2025	€—	—	—	0.0%
Sovos Compliance, LLC(6)(21)	First lien senior secured loan	SR +	4.50%	08/2028	28,896	28,484	28,644	0.2%
Thevelia (US) LLC (dba Tricor)(7)(21)(22)	First lien senior secured loan	SR +	3.75%	06/2029	12,935	12,935	12,992	0.1%
Vistage International, Inc.(7)	First lien senior secured loan	SR +	4.75%	07/2029	29,994	29,765	29,994	0.3%
						1,020,549	1,029,314	8.7%
Specialty retail
Galls, LLC(7)	First lien senior secured loan	SR +	6.50% (1.50% PIK)	03/2030	117,591	$115,894	$115,827	1.0%
Galls, LLC(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	6.50% (1.50% PIK)	03/2026	—	(233)	(98)	0.0%
Galls, LLC(6)(16)	First lien senior secured revolving loan	SR +	6.00%	03/2030	785	561	549	0.0%
Ideal Image Development, LLC(9)	First lien senior secured loan	SR +	6.50% PIK	02/2029	2,260	2,239	2,237	0.0%
Ideal Image Development, LLC(9)	First lien senior secured revolving loan	SR +	6.50%	02/2029	732	732	724	0.0%
Milan Laser Holdings LLC(7)	First lien senior secured loan	SR +	5.00%	04/2027	20,113	20,007	20,113	0.2%
Milan Laser Holdings LLC(7)(16)	First lien senior secured revolving loan	SR +	5.00%	04/2026	681	669	681	0.0%
Notorious Topco, LLC (dba Beauty Industry Group)(7)	First lien senior secured loan	SR +	7.25% (2.50% PIK)	11/2027	222,559	220,339	208,093	1.8%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

Notorious Topco, LLC (dba Beauty Industry Group)(7)	First lien senior secured delayed draw term loan	SR +	7.25% (2.50% PIK)	11/2027	5,209	5,160	4,870	0.0%
Notorious Topco, LLC (dba Beauty Industry Group)(7)(16)(17)	First lien senior secured revolving loan	SR +	6.75%	05/2027	—	(42)	(343)	0.0%
The Shade Store, LLC(7)	First lien senior secured loan	SR +	6.00%	10/2029	105,318	102,913	102,685	0.9%
The Shade Store, LLC(7)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	7.00%	03/2026	—	(63)	—	0.0%
The Shade Store, LLC(7)(16)	First lien senior secured revolving loan	SR +	6.00%	10/2028	3,673	3,450	3,403	0.0%
						471,626	458,741	3.9%
Telecommunications
CCI BUYER, INC. (dba Consumer Cellular)(7)(21)	First lien senior secured loan	SR +	4.00%	12/2027	39,794	$39,504	$39,806	0.3%
EOS Finco S.A.R.L(8)(21)(22)	First lien senior secured loan	SR +	6.00%	10/2029	67,032	63,783	54,336	0.5%
EOS U.S. Finco LLC(7)(16)(17)(18)(21)(22)	First lien senior secured delayed draw term loan	SR +	6.00%	05/2026	278	61	(1,391)	0.0%
Level 3 Financing, Inc.(6)(21)(22)	First lien senior secured loan	SR +	6.56%	04/2029	24,221	23,772	23,681	0.2%
Level 3 Financing, Inc.(6)(21)(22)	First lien senior secured loan	SR +	6.56%	04/2030	24,221	23,770	23,555	0.2%
Park Place Technologies, LLC(6)	First lien senior secured loan	SR +	5.25%	03/2031	86,393	85,552	85,961	0.7%
Park Place Technologies, LLC(6)(16)(17)(18)	First lien senior secured delayed draw term loan	SR +	5.25%	09/2025	—	(65)	—	0.0%
Park Place Technologies, LLC(6)(16)	First lien senior secured revolving loan	SR +	5.25%	03/2030	1,147	1,050	1,096	0.0%
PPT Holdings III, LLC (dba Park Place Technologies)(15)	First lien senior secured loan		12.75% PIK	03/2034	28,425	27,747	27,857	0.2%
						265,174	254,901	2.1%
Transportation
Lightbeam Bidco, Inc. (dba Lazer Spot)(7)	First lien senior secured loan	SR +	5.00%	05/2030	105,719	$105,727	$105,719	0.9%
Lightbeam Bidco, Inc. (dba Lazer Spot)(7)	First lien senior secured delayed draw term loan	SR +	5.00%	05/2030	14,533	14,533	14,533	0.1%
Lightbeam Bidco, Inc. (dba Lazer Spot)(7)(16)(18)	First lien senior secured delayed draw term loan	SR +	5.00%	05/2025	19,706	19,706	19,706	0.2%
Lightbeam Bidco, Inc. (dba Lazer Spot)(7)(16)(17)	First lien senior secured revolving loan	SR +	5.00%	05/2029	—	(94)	—	0.0%
Motus Group, LLC(7)(21)	First lien senior secured loan	SR +	3.75%	12/2028	7,481	7,481	7,476	0.1%
						147,353	147,434	1.3%
Total non-controlled/non-affiliated portfolio company debt investments						$20,819,348	$20,816,494	171.0%

Equity Investments
Asset based lending and fund finance
Amergin Asset Management, LLC(22)(23)(25)	Class A Units		N/A	N/A	50,000,000	$—	$—	0.0%
						—	—	0.0%
Automotive services
CD&R Value Building Partners I, L.P. (dba Belron)(22)(23)(25)(32)	LP Interest		N/A	N/A	33,061	$32,911	$40,315	0.3%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(15)(23)	Series A Convertible Preferred Stock		7.00% PIK	N/A	10,769	13,161	13,406	0.1%
						46,072	53,721	0.4%
Buildings and real estate
Dodge Construction Network Holdings, L.P.(7)(23)	Series A Preferred Units	SR +	8.25%	N/A	—	$3	$2	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

Dodge Construction Network Holdings, L.P.(23)(25)	Class A-2 Common Units		N/A	N/A	143,963	123	66	0.0%
						126	68	0.0%
Business services
Denali Holding, LP (dba Summit Companies)(23)(25)	Class A Units		N/A	N/A	686,513	$7,076	$11,472	0.1%
Hercules Buyer, LLC (dba The Vincit Group)(23)(25)(27)	Common Units		N/A	N/A	10	10	12	0.0%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(8)(23)	Perpetual Preferred Stock	SR +	10.75% PIK	N/A	53,600	62,736	63,803	0.5%
						69,822	75,287	0.6%
Consumer products
ASP Conair Holdings LP(23)(25)	Class A Units		N/A	N/A	9,286	$929	$951	0.0%
						929	951	0.0%
Financial services
Vestwell Holdings, Inc.(23)(25)	Series D Preferred Stock		N/A	N/A	50,726	$1,000	$1,000	0.0%
						1,000	1,000	0.0%
Food and beverage
Hissho Sushi Holdings, LLC(23)(25)	Class A Units		N/A	N/A	941,780	$9,418	$13,050	0.1%
						9,418	13,050	0.1%
Healthcare equipment and services
Maia Aggregator, LP(23)(25)	Class A-2 Units		N/A	N/A	12,921,348	$12,921	$12,396	0.1%
KPCI Holdings, L.P.(23)(25)	Class A Units		N/A	N/A	1,781	2,313	3,334	0.0%
Patriot Holdings SCSp (dba Corza Health, Inc.)(15)(22)(23)	Class A Units		8.00% PIK	N/A	13,517	1,486	1,486	0.0%
Patriot Holdings SCSp (dba Corza Health, Inc.)(22)(23)(25)	Class B Units		N/A	N/A	982	180	104	0.0%
Rhea Acquisition Holdings, LP(23)(25)	Series A-2 Units		N/A	N/A	11,964,286	11,964	16,998	0.1%
						28,864	34,318	0.2%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(23)(25)	Class A Interests		N/A	N/A	3,520	$3,520	$3,105	0.0%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(23)(25)	Common stock		N/A	N/A	1,205	12,048	12,048	0.1%
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(15)(23)	Series A Preferred Stock		15.00% PIK	N/A	29,468,327	28,970	28,658	0.2%
XOMA Corporation(23)(25)	Warrants		N/A	N/A	54,000	369	579	0.0%
						44,907	44,390	0.3%
Healthcare technology
Minerva Holdco, Inc.(15)(23)	Series A Preferred Stock		10.75% PIK	N/A	100,000	$124,168	$120,704	1.0%
BEHP Co-Investor II, L.P.(22)(23)(25)	LP Interest		N/A	N/A	1,269,969	1,266	1,389	0.0%
Orange Blossom Parent, Inc.(23)(25)	Common Equity		N/A	N/A	16,667	1,667	1,664	0.0%
WP Irving Co-Invest, L.P.(22)(23)(25)	Partnership Units		N/A	N/A	1,250,000	1,251	1,368	0.0%
						128,352	125,125	1.0%
Household products
Evology, LLC(23)(25)	Class B Units		N/A	N/A	316	$1,512	$1,446	0.0%
Walker Edison Holdco LLC(23)(25)	Common Equity		N/A	N/A	29,167	2,818	—	0.0%
						4,330	1,446	0.0%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)(15)(23)	Series A Preferred Stock		10.50% PIK	N/A	12,750	$15,762	$13,641	0.1%
						15,762	13,641	0.1%
Insurance
Accelerate Topco Holdings, LLC(23)(25)	Common Units		N/A	N/A	91,805	$2,535	$3,455	0.0%
Evolution Parent, LP (dba SIAA)(23)(25)	LP Interest		N/A	N/A	2,703	270	307	0.0%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(23)(25)	LP Interest		N/A	N/A	421	426	420	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

Hockey Parent Holdings, L.P.(23)(25)	Class A Units		N/A	N/A	25,000	25,000	25,000	0.2%
PCF Holdco, LLC (dba PCF Insurance Services)(15)(23)	Series A Preferred Units		15.00% PIK	N/A	19,423	15,685	17,984	0.2%
PCF Holdco, LLC (dba PCF Insurance Services)(23)(25)	Class A Unit Warrants		N/A	N/A	1,503,286	5,129	4,477	0.0%
PCF Holdco, LLC (dba PCF Insurance Services)(23)(25)	Class A Units		N/A	N/A	6,047,390	15,336	26,657	0.2%
						64,381	78,300	0.6%
Internet software and services
AlphaSense, LLC(23)(25)	Preferred equity		N/A	N/A	16,929	$760	$760	0.0%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(23)(25)	Common Units		N/A	N/A	1,729,439	1,730	1,886	0.0%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(22)(23)(25)	LP Interest		N/A	N/A	989,292	990	1,125	0.0%
Elliott Alto Co-Investor Aggregator L.P.(22)(23)(25)	LP Interest		N/A	N/A	6,530	6,572	8,394	0.1%
Picard Holdco, Inc.(7)(23)	Series A Preferred Stock	SR +	12.00% PIK	N/A	44,040	46,596	50,080	0.4%
MessageBird Holding B.V.(22)(23)(25)	Extended Series C Warrants		N/A	N/A	7,980	49	8	0.0%
Project Alpine Co-Invest Fund, LP(22)(23)(25)	LP Interest		N/A	N/A	17,000,000	17,010	20,089	0.2%
Thunder Topco L.P. (dba Vector Solutions)(23)(25)	Common Units		N/A	N/A	712,884	713	770	0.0%
WMC Bidco, Inc. (dba West Monroe)(15)(23)	Senior Preferred Stock		11.25% PIK	N/A	33,385	44,304	42,234	0.4%
Project Hotel California Co-Invest Fund, L.P.(22)(23)(25)	LP Interest		N/A	N/A	3,522	3,525	3,853	0.0%
BCTO WIW Holdings, Inc. (dba When I Work)(23)(25)	Class A Common Stock		N/A	N/A	57,000	5,700	3,363	0.0%
Zoro TopCo, Inc. (dba Zendesk, Inc.)(15)(23)	Series A Preferred Stock		12.50% PIK	N/A	16,562	19,050	19,578	0.2%
Zoro TopCo, L.P. (dba Zendesk, Inc.)(23)(25)	Class A Common Units		N/A	N/A	1,380,129	13,801	15,027	0.1%
						160,800	167,167	1.4%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(23)(25)	LP Interest		N/A	N/A	50,726	$100	$118	0.0%
						100	118	0.0%
Specialty retail
Ideal Topco, L.P.(23)(25)	Class A-1 Preferred Units		N/A	N/A	4,024,390	$4,024	$4,024	0.0%
Ideal Topco, L.P.(23)(25)	Class A-2 Common Units		N/A	N/A	3,109,756	—	—	0.0%
						4,024	4,024	0.0%
Total non-controlled/non-affiliated portfolio company equity investments						$578,887	$612,606	4.7%
Total non-controlled/non-affiliated portfolio company investments						$21,398,235	$21,429,100	175.7%

Non-controlled/affiliated portfolio company investments
Equity Investments
Pharmaceuticals
LSI Financing 1 DAC(16)(18)(22)(23)(25)(29)	Preferred equity		N/A	N/A	66,505,000	$66,577	$75,346	0.6%
						66,577	75,346	0.6%
Total non-controlled/affiliated portfolio company equity investments						$66,577	$75,346	0.6%

Controlled/affiliated portfolio company investments

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest	Maturity Date	Par/Units	Amortized Cost(4)(24)	Fair Value	Percentage of Net Assets

Debt Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(15)(22)(30)	First lien senior secured loan	12.00% PIK	07/2030	40,643	$40,643	$40,643	0.3%
AAM Series 2.1 Aviation Feeder, LLC(15)(22)(30)	First lien senior secured loan	12.00% PIK	11/2030	27,974	27,974	27,974	0.2%
					68,617	68,617	0.5%
Total controlled/affiliated portfolio company debt investments					$68,617	$68,617	0.5%
Equity Investments
Asset based lending and fund finance
AAM Series 2.1 Aviation Feeder, LLC(16)(18)(22)(23)(25)(30)	LLC Interest	N/A	N/A	10,354	$10,393	$10,354	0.1%
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(16)(18)(22)(23)(25)(30)	LLC Interest	N/A	N/A	26,763	26,765	26,763	0.2%
					37,158	37,117	0.3%
Insurance
Fifth Season Investments LLC(23)(26)(30)	Class A Units	N/A	N/A	28	$252,141	$268,700	2.3%
					252,141	268,700	2.3%
Joint ventures
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(22)(23)(30)(32)	LLC Interest	N/A	N/A	305,183	$305,183	$307,646	2.6%
					305,183	307,646	2.6%
Total controlled/affiliated portfolio company equity investments					$594,482	$613,463	5.2%
Total controlled/affiliated portfolio company investments					$663,099	$682,080	5.7%
Total Investments					$22,127,911	$22,186,526	182.0%

	Interest Rate Swaps as of June 30, 2024
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/(Depreciation)	Hedged Instrument	Footnote Reference
Interest rate swap(a)(b)	7.75%	SR + 3.84%	9/16/2027	$600,000	$(5,796)	$—	$(12,298)	September 2027 Notes	Note 5
Interest rate swap(a)(b)	7.95%	SR + 3.79%	5/13/2028	650,000	(3,189)	—	(3,189)	June 2028 Notes	Note 5
Interest rate swap(a)(b)	7.75%	SR + 3.65%	1/15/2029	550,000	(2,712)	—	(14,859)	January 2029 Notes	Note 5
Interest rate swap(a)(b)	6.60%	SR + 2.34%	8/15/2029	500,000	2,835	—	2,835	September 2029 Notes	Note 5
Interest rate swap(a)(b)	6.65%	SR + 2.90%	1/15/2031	750,000	(14,872)	—	(14,872)	March 2031 Notes	Note 5
Total				$3,050,000	$(23,734)	$—	$(42,384)
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
(5)Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “SR”) (which can include one-, three-, six- or twelve-month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”), Canadian Overnight Repo Rate Average (“CORRA” or “C”) (which can include one- or three-

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)
month CORRA), Sterling (SP) Overnight Interbank Average Rate (“SONIA” or “SA”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“Prime” or “P”), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)The interest rate on these investments is subject to 1 month SOFR, which as of June 30, 2024 was 5.34%.
(7)The interest rate on these investments is subject to 3 month SOFR, which as of June 30, 2024 was 5.32%.
(8)The interest rate on these investments is subject to 6 month SOFR, which as of June 30, 2024 was 5.25%.
(9)The interest rate on these investments is subject to 12 month SOFR, which as of June 30, 2024 was 5.04%.
(10)The interest rate on these investments is subject to 3 month CORRA, which as of June 30, 2024 was 4.97%.
(11)The interest rate on these investments is subject to 3 month EURIBOR, which as of June 30, 2024 was 3.71%.
(12)The interest rate on these investments is subject to 6 month EURIBOR, which as of June 30, 2024 was 3.68%.
(13)The interest rate on these investments is subject to SONIA, which as of June 30, 2024 was 5.20%.
(14)The interest rate on these investments is subject to Prime, which as of June 30, 2024 was 8.50%.
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
(21)Level 2 Investment.
(22)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2024, non-qualifying assets represented 13.2% of total assets as calculated in accordance with the regulatory requirements.
(23)Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted security” under the Securities Act. As of June 30, 2024, the aggregate fair value of these securities is $1.30 billion, or 11.0% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC**	LLC Interest	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC**	LLC Interest	July 1, 2022
Accelerate Topco Holdings, LLC	Common Units	September 1, 2022
Amergin Asset Management, LLC	Class A Units	July 1, 2022
ASP Conair Holdings LP	Class A Units	May 17, 2021
AlphaSense, LLC	Preferred equity	June 27, 2024
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
BEHP Co-Investor II, L.P.	LP Interest	May 6, 2022
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Denali Holding, LP (dba Summit Companies)	Class A Units	September 14, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
Evology, LLC	Class B Units	January 21, 2022
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Fifth Season Investments LLC**	Class A Units	October 17, 2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 28, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
Hissho Sushi Holdings, LLC	Class A Units	May 17, 2022

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Hockey Parent Holdings, L.P.	Class A Units	September 14, 2023
Ideal Topco, L.P.	Class A-1 Preferred Units	February 20, 2024
Ideal Topco, L.P.	Class A-2 Common Units	February 20, 2024
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 22, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Holdings, L.P.	Class A Units	November 25, 2020
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	Common stock	December 12, 2023
LSI Financing 1 DAC**	Preferred equity	December 14, 2022
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 3, 2021
Minerva Holdco, Inc.	Series A Preferred Stock	February 14, 2022
Orange Blossom Parent, Inc.	Common Equity	July 29, 2022
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)*	LLC Interest	November 2, 2022
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Series A Preferred Units	February 16, 2023
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Unit Warrants	February 16, 2023
Picard Holdco, Inc.	Series A Preferred Stock	September 29, 2022
Project Alpine Co-Invest Fund, LP	LP Interest	June 13, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 9, 2022
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November 15, 2023
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	October 14, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
Vestwell Holdings, Inc.	Series D Preferred Stock	December 20, 2023
Walker Edison Holdco LLC	Common Equity	March 1, 2023
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
XOMA Corporation	Warrants	December 15, 2023
Zoro TopCo, L.P. (dba Zendesk, Inc.)	Class A Common Units	November 22, 2022
Zoro TopCo, Inc. (dba Zendesk, Inc.)	Series A Preferred Stock	November 22, 2022
* Refer to Note 4 “Investments - OCIC SLF LLC”, for further information.
** Refer to Note 3 “Agreements and Related Party Transactions - Controlled/Affiliated Portfolio Companies”.

(24)As of June 30, 2024, the net estimated unrealized gain on investments for U.S. federal income tax purposes was $126.0 million based on a tax cost basis of $22.06 billion. As of June 30, 2024, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $91.1 million. As of June 30, 2024, the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $217.1 million.
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
(29)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company’s voting securities or has the power to

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)
exercise control over management or policies of such portfolio company, including through a management agreement (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the period ended June 30, 2024 were as follows:

Company	Fair value as of December 31, 2023	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair value as of June 30, 2024	Dividend Income	Interest Income	Other Income
LSI Financing 1 DAC	$78,406	$1	$(5,795)	$2,734	$—	$75,346	$417	$—	$—
Total	$78,406	$1	$(5,795)	$2,734	$—	$75,346	$417	$—	$—
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

(30)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investment in controlled affiliates for the period ended June 30, 2024 were as follows:

Company	Fair value as of December 31, 2023	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair value as of June 30, 2024	Dividend Income	Interest and PIK Income	Other Income
AAM Series 2.1 Aviation Feeder, LLC(c)	$78,476	$561	$(40,675)	$(34)	$—	$38,328	$—	$2,495	$—
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	64,839	2,783	(180)	(36)	—	67,406	—	2,405	—
Fifth Season Investments LLC	156,794	95,331	—	16,575	—	268,700	9,463	—	—
OCIC SLF LLC (fka Blue Owl Credit Income Corp. Senior Loan Fund LLC)	273,441	43,750	—	(9,545)	—	307,646	26,199	—	—
Total	$573,550	$142,425	$(40,855)	$6,960	$—	$682,080	$35,662	$4,900	$—
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

(31)Investment was on non-accrual status as of June 30, 2024.
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

Blue Owl Credit Income Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$343,817	$191,593	$617,943	$357,168
Net change in unrealized gain (loss)	(24,310)	14,223	(22,695)	78,258
Net realized gain (loss) on investments	(1,117)	(2,661)	(4,488)	(7,238)
Net Increase (Decrease) in Net Assets Resulting from Operations	318,390	203,155	590,760	428,188
Distributions
Class S	(92,450)	(47,220)	(172,273)	(89,652)
Class D	(10,619)	(12,734)	(20,576)	(23,952)
Class I	(179,661)	(89,529)	(333,398)	(169,453)
Net Decrease in Net Assets Resulting from Shareholders’ Distributions	(282,730)	(149,483)	(526,247)	(283,057)
Capital Share Transactions
Class S:
Issuance of shares of common stock	562,850	258,724	1,000,446	419,499
Share transfers between classes(1)	(1,670)	(2,127)	(2,357)	(2,127)
Repurchase of common shares	(50,529)	(16,367)	(84,355)	(38,010)
Reinvestment of shareholders’ distributions	38,316	17,943	71,026	33,775
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	548,967	258,173	984,760	413,137
Class D:
Issuance of shares of common stock	47,198	55,839	81,889	102,014
Share transfers between classes(1)	—	—	(338,702)	—
Repurchase of common shares	(3,558)	(13,809)	(29,912)	(17,262)
Reinvestment of shareholders’ distributions	3,181	5,709	8,419	10,496
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	46,821	47,739	(278,306)	95,248
Class I:
Issuance of shares of common stock	1,059,009	472,093	1,886,024	840,101
Share transfers between classes(1)	1,670	2,127	341,059	2,127
Repurchase of common shares	(97,737)	(46,071)	(179,731)	(114,095)
Reinvestment of shareholders’ distributions	74,924	33,427	136,213	62,155
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	1,037,866	461,576	2,183,565	790,288
Total Increase (Decrease) in Net Assets	1,669,314	821,160	2,954,532	1,443,804
Net Assets, at beginning of period	10,177,764	5,872,397	8,892,546	5,249,753
Net Assets, at end of period	$11,847,078	$6,693,557	$11,847,078	$6,693,557

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

Blue Owl Credit Income Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$590,760	$428,188
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(7,563,881)	(2,493,205)
Proceeds from investments and investment repayments, net	2,171,746	266,272
Net change in unrealized (gain) loss on investments	22,994	(77,918)
Net change in unrealized (gain) loss on interest rate swap attributed to unsecured notes	(37,560)	—
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(291)	(347)
Net change in unrealized (gain) loss on Income tax (provision) benefit	(8)	7
Net realized (gain) loss on investments	3,434	7,178
Net realized (gain) loss on foreign currency transactions relating to investments	163	60
Paid-in-kind interest and dividends	(94,422)	(72,633)
Net amortization/accretion of premium/discount on investments	(73,508)	(15,775)
Amortization of debt issuance costs	13,333	8,131
Amortization of offering costs	2,694	937
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(23,201)	(18,558)
(Increase) decrease in receivable from controlled affiliates	(7,340)	11,886
(Increase) decrease in receivable for investments sold	21,131	(36,262)
(Increase) decrease in due from affiliates	—	—
(Increase) decrease in prepaid expenses and other assets	(56,801)	(276)
Increase (decrease) in payable for investments purchased	310,702	8,658
Increase (decrease) in payables to affiliates	15,668	6,585
Increase (decrease) in accrued expenses and other liabilities	109,303	17,560
Net cash used in operating activities	(4,595,084)	(1,959,512)
Cash Flows from Financing Activities
Borrowings on debt	7,588,042	3,282,117
Repayments of debt	(5,258,000)	(2,156,390)
Deferred offering costs paid	(740)	—
Debt issuance costs	(42,217)	(18,329)
Repurchase of common stock	(256,057)	(203,939)
Proceeds from issuance of common shares	2,968,359	1,361,614
Distributions paid to shareholders	(279,999)	(166,646)
Net cash provided by financing activities	4,719,388	2,098,427
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $69,588 and $3,326, respectively)	124,304	138,915
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $40,872 and $23,000, respectively)	415,384	225,247
Cash and restricted cash, including foreign cash, end of period (restricted cash of $110,460 and $26,326, respectively)	$539,688	$364,162
Supplemental and Non-Cash Information
Interest paid during the period	$274,136	$179,124
Distributions declared during the period	$526,247	$283,057
Reinvestment of distributions during the period	$215,658	$106,426
Taxes, including excise tax, paid during the period	$11	$212
Distributions payable	$124,520	$47,021
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Organization and Principal Business

Blue Owl Credit Income Corp. (the “Company”) is a Maryland corporation formed on April 22, 2020. The Company was formed primarily to originate and make loans to, and make debt and equity investments in, U.S. middle-market companies. The Company’s investment objective is to generate current income and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Company invests in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities which include common and preferred stock, securities convertible into common stock, and warrants. The Company may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets, which are often referred to as “junk” investments. The target credit investments will typically have maturities between three and ten years and generally range in size between $10 million and $125 million, although the investment size will vary with the size of the Company’s capital base. The Company intends, under normal circumstances, to invest directly, or indirectly through its investment in OCIC SLF LLC (f/k/a Blue Owl Credit Income Senior Loan Fund LLC) (“OCIC SLF”) or any similarly situated companies, at least 80% of the value of its total assets in credit investments. The Company defines “credit” to mean debt investments made in exchange for regular interest payments.

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

The Company is managed by Blue Owl Credit Advisors LLC (the “Adviser”). The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform which focuses on direct lending. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). Blue Owl consists of three divisions: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on acquiring equity stakes in and providing debt financing to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies and real estate finance. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Since meeting the minimum offering requirement and commencing its continuous public offering through June 30, 2024, the Company has issued 432,866,601 shares of Class S common stock, 84,606,740 shares of Class D common stock and 755,692,915 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $4.06 billion, $0.79 billion and $7.04 billion, respectively, including $1,000 of seed capital contributed by its Adviser in September of 2020, $25.0 million in gross proceeds raised from an entity affiliated with the Adviser and 43,545,577 shares of Class I common stock issued in a private placement to feeder vehicles primarily created to hold the Company’s Class I shares for gross proceeds of approximately $0.41 billion.
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
Interest and Dividend Income Recognition

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Interest income is recorded on the accrual basis and includes accretion and amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three and six months ended June 30, 2024, PIK interest and PIK dividend income earned was $46.1 million and $90.9 million representing 7.4% and 7.9% of total investment income, respectively. For the three and six months ended June 30, 2023, PIK interest and PIK dividend income earned was $34.3 million and $67.4 million representing 9.4% and 10.1% of total investment income, respectively.
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

Note 3. Agreements and Related Party Transactions

As of June 30, 2024, the Company had payables to affiliates of $70.2 million, comprised of $53.1 million of accrued performance based incentive fees, $11.6 million of management fees, and $5.5 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement. As of December 31, 2023, the Company had payables to affiliates of $54.5 million, comprised of $43.9 million of accrued performance based incentive fees, $8.6 million of management fees, and $2.0 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement.

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

For the three and six months ended June 30, 2024, the Company incurred expenses of approximately $1.4 million and $2.8 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2023, the Company incurred expenses of approximately $0.9 million and $1.9 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

For the three and six months ended June 30, 2024, management fees were $33.0 million and $61.5 million, respectively. For the three and six months ended June 30, 2023, management fees were $18.9 million and $35.8 million, respectively.

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

For the three and six months ended June 30, 2024, the Company incurred performance based incentive fees on net investment income of $48.7 million and $87.8 million, respectively. For the three and six months ended June 30, 2023, the Company incurred performance based incentive fees on net investment income of $27.6 million and $51.2 million, respectively.

For the three and six months ended June 30, 2024, the Company recorded a reversal of previously recorded performance based incentive fees based on capital gains of $3.2 million and $3.4 million, respectively, which related to unrealized depreciation. For the three and six months ended June 30, 2023, the Company did not incur performance based incentive fees based on capital gains.

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

For the three and six months ended June 30, 2024, subject to the 1.5% organization and offering cost cap, the Company accrued less than $0.1 million and $0.1 million, respectively, of initial organization and offering expenses that are reimbursable to the Adviser.

For the three and six months ended June 30, 2023, subject to the 1.5% organization and offering cost cap, the Company accrued less than $0.1 million and $0.3 million, respectively of initial organization and offering expenses that are reimbursable to the Adviser.

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

For the three and six months ended June 30, 2024, the Company accrued servicing fees with respect to Class D shares of $0.3 million and $0.5 million, respectively. For the three and six months ended June 30, 2024, the Company accrued servicing fees with respect to Class S shares of $8.3 million and $15.5 million, respectively.

For the three and six months ended June 30, 2023, the Company accrued servicing fees with respect to Class D shares of $0.3 million and $0.6 million, respectively. For the three and six months ended June 30, 2023, the Company accrued servicing fees with respect to Class S shares of $4.6 million and $8.6 million, respectively.

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

Amergin was created to invest in a leasing platform focused on railcar and aviation assets. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of June 30, 2024 the Company’s commitment to Amergin AssetCo is $228.6 million, of which $160.0 million is equity and $68.6 million is debt. The Company’s investments in Amergin are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Amergin AssetCo.

Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, the Company made an initial equity commitment to Fifth Season. As of June 30, 2024, the fair value of the Company’s investment in Fifth Season is

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

$268.7 million. The Company’s investment in Fifth Season is a co-investment with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Fifth Season.

LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial equity commitment to LSI Financing. As of June 30, 2024, the Company’s investment at fair value in LSI Financing is $75.3 million and the Company’s total commitment was $219.6 million. The Company’s investment in LSI Financing is a co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in LSI Financing.

Note 4. Investments

Investments at fair value and amortized cost consisted of the below as of the following periods:

	June 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$19,445,848	$19,478,774	$13,742,305	$13,788,717
Second-lien senior secured debt investments	1,018,115	985,599	1,199,591	1,184,755
Unsecured debt investments	424,002	420,738	242,352	244,661
Preferred equity investments(2)	442,796	451,220	709,751	721,545
Common equity investments(3)	491,967	542,549	416,011	448,974
Joint ventures(4)	305,183	307,646	261,433	273,441
Total Investments	$22,127,911	$22,186,526	$16,571,443	$16,662,093

(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing.
(3)Includes equity investment in Amergin AssetCo and Fifth Season.
(4)Includes equity investment in OCIC SLF. See below, within Note 4, for more information regarding OCIC SLF.

The industry composition of investments based on fair value consisted of the below as of the following periods:

	June 30, 2024	December 31, 2023
Advertising and media	2.8%	1.9%
Aerospace and defense	0.5	0.5
Asset based lending and fund finance(1)	1.1	1.7
Automotive services(2)	0.7	0.7
Automotive aftermarket(2)	0.2	0.2
Buildings and real estate	3.1	3.6
Business services	5.8	5.5
Chemicals	3.1	1.6
Consumer products	1.8	2.0
Containers and packaging	3.1	3.2
Distribution	2.7	3.0
Education	0.7	0.8
Energy equipment and services	0.4	—
Financial services	5.2	3.1
Food and beverage	5.8	5.7
Healthcare equipment and services	4.7	4.8
Healthcare providers and services	12.5	14.8
Healthcare technology	4.7	4.3
Household products	1.6	1.9
Human resource support services	1.1	1.0

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	June 30, 2024	December 31, 2023
Infrastructure and environmental services	1.6	1.6
Insurance(3)	9.8	9.7
Internet software and services	12.0	12.8
Joint ventures(4)	1.4	1.6
Leisure and entertainment	0.8	0.8
Manufacturing	3.4	5.0
Pharmaceuticals(5)	0.9	0.5
Professional services	4.6	4.4
Specialty retail	2.1	1.9
Telecommunications	1.1	0.4
Transportation	0.7	1.0
Total	100.0%	100.0%

(1)Includes investment in Amergin AssetCo.
(2)This was disclosed as “Automotive” as of December 31, 2023.
(3)Includes equity investment in Fifth Season Investments LLC.
(4)Includes equity investment in OCIC SLF. See below, within Note 4, for more information regarding OCIC SLF.
(5)Includes equity investment in LSI Financing.

The geographic composition of investments based on fair value consisted of the below as of the following periods:

	June 30, 2024	December 31, 2023
United States:
Midwest	24.1%	23.3%
Northeast	17.5	17.7
South	32.4	31.3
West	17.0	18.5
International	9.0	9.2
Total	100.0%	100.0%

OCIC SLF LLC

OCIC SLF LLC (f/k/a Blue Owl Credit Income Senior Loan Fund LLC) (“OCIC SLF”), a Delaware limited liability company, was formed as a wholly-owned subsidiary of the Company and commenced operations on February 14, 2022. On November 2, 2022, the Company and State Teachers Retirement System of Ohio (“OSTRS” and together with the Company, the “Members” and each, a “Member”) entered into an Amended and Restated Limited Liability Company Agreement to co-manage OCIC SLF as a joint-venture. OCIC SLF’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. The Company and OSTRS have agreed to contribute $437.5 million and $62.5 million, respectively, to OCIC SLF. The Company and OSTRS have a 87.5% and 12.5% economic ownership, respectively, in OCIC SLF. Except under certain circumstances, contributions to OCIC SLF cannot be redeemed. OCIC SLF is managed by a board consisting of an equal number of representatives appointed by each Member and which acts unanimously. Investment decisions must be approved unanimously by an investment committee consisting of an equal number of representative appointed by each Member.

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

As of June 30, 2024 and December 31, 2023, OCIC SLF had total investments in senior secured debt at fair value, as determined by an independent valuation firm, of $1.62 billion and $1.15 billion, respectively. The determination of fair value is in accordance with FASB ASC 820, as amended; however, such fair value is not included in our valuation process. The following table is a summary of OCIC SLF’s portfolio as well as a listing of the portfolio investments in OCIC SLF’s portfolio as of the following periods:

($ in thousands)	June 30, 2024	December 31, 2023
Total senior secured debt investments(1)	$1,633,175	$1,157,358
Weighted average spread over base rate(1)	3.5%	3.8%
Number of portfolio companies	235	192
Largest funded investment to a single borrower(1)	$26,797	$14,420

(1)At par.

OCIC SLF LLC’s Portfolio as of June 30, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Debt Investments
Advertising and media
Fleet U.S. Bidco Inc.(5)(9)	First lien senior secured loan	SR +	3.25%	02/2031	7,249	$7,216	$7,285	2.1%
						7,216	7,285	2.1%
Aerospace and defense
American Airlines, Inc.(5)	First lien senior secured loan	SR +	2.75%	02/2028	1,960	$1,930	$1,954	0.6%
Avolon TLB Borrower 1 (US) LLC(5)	First lien senior secured loan	SR +	2.00%	06/2028	2,490	2,479	2,493	0.7%
Bleriot US Bidco, Inc.(6)	First lien senior secured loan	SR +	3.25%	10/2028	12,312	12,259	12,361	3.5%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(5)	First lien senior secured loan	SR +	3.50%	08/2028	5,492	5,492	5,508	1.4%
KBR, Inc(5)	First lien senior secured loan	SR +	2.25%	01/2031	1,883	1,879	1,891	0.5%
Novaria Holdings, LLC(5)(9)	First lien senior secured loan	SR +	4.25%	06/2031	5,000	4,975	4,975	1.4%
Peraton Corp.(5)	First lien senior secured loan	SR +	3.75%	02/2028	12,393	12,183	12,388	3.5%
Transdigm Inc.(6)	First lien senior secured loan	SR +	2.75%	08/2028	1,980	1,978	1,983	0.6%
Transdigm Inc.(6)	First lien senior secured loan	SR +	2.75%	03/2030	2,364	2,364	2,368	0.7%
Transdigm Inc.(6)	First lien senior secured loan	SR +	2.50%	02/2031	19,877	19,865	19,917	5.7%
United Airlines, Inc.(6)	First lien senior secured loan	SR +	2.75%	02/2031	1,995	1,986	1,997	0.6%
Vertex Aerospace Services Corp. (dba V2X)(5)	First lien senior secured loan	SR +	2.75%	12/2030	5,465	5,463	5,470	1.6%
						72,853	73,305	20.8%
Automotive
Belron Finance US LLC(6)	First lien senior secured loan	SR +	2.25%	04/2029	1,241	$1,235	$1,242	0.4%
						1,235	1,242	0.4%
Automotive services
Mister Car Wash Holdings, Inc.(5)	First lien senior secured loan	SR +	3.00%	03/2031	3,143	$3,143	$3,151	0.9%
PAI Holdco, Inc.(6)	First lien senior secured loan	SR +	3.75%	10/2027	6,528	6,154	5,962	1.6%
Wand Newco 3, Inc.(5)	First lien senior secured loan	SR +	3.75%	01/2031	3,324	3,318	3,345	1.0%
						12,615	12,458	3.5%
Buildings and real estate

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

OCIC SLF LLC’s Portfolio as of June 30, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
84 Lumber Company(5)	First lien senior secured loan	SR +	2.25%	11/2030	5,186	$5,186	$5,208	1.5%
American Builders & Contractors Supply Co., Inc.(5)	First lien senior secured loan	SR +	2.00%	01/2031	1,265	1,265	1,267	0.4%
American Residential Services, LLC(6)	First lien senior secured loan	SR +	3.50%	10/2027	6,606	6,590	6,573	1.9%
Core & Main LP(6)	First lien senior secured loan	SR +	2.25%	02/2031	4,072	4,053	4,074	1.2%
CPG International LLC(5)	First lien senior secured loan	SR +	2.50%	04/2029	4,366	4,355	4,368	1.2%
Cushman & Wakefield U.S. Borrower, LLC(5)(9)	First lien senior secured loan	SR +	2.75%	08/2025	125	124	125	—%
Cushman & Wakefield U.S. Borrower, LLC(5)	First lien senior secured loan	SR +	3.75%	01/2030	8,978	8,978	8,978	2.6%
Dodge Construction Network, LLC(6)(9)	First lien senior secured loan	SR +	4.75%	02/2029	5,194	4,508	3,792	1.1%
EMRLD Borrower LP (dba Emerson Climate Technologies, Inc.)(5)	First lien senior secured loan	SR +	2.50%	05/2030	9,210	9,200	9,201	2.6%
EMRLD Borrower LP (dba Emerson Climate Technologies, Inc.)(6)(9)	First lien senior secured loan	SR +	2.50%	06/2031	2,504	2,498	2,498	0.7%
Greystar Real Estate Partners, LLC (dba Greystar)(6)	First lien senior secured loan	SR +	3.25%	08/2030	7,943	7,851	7,883	2.2%
GYP Holdings III Corp.(5)	First lien senior secured loan	SR +	2.25%	05/2030	1,990	1,990	1,990	0.6%
Kodiak BP LLC(6)	First lien senior secured loan	SR +	3.75%	03/2028	6,435	6,404	6,451	1.8%
MIWD Holdco II LLC(5)	First lien senior secured loan	SR +	3.50%	03/2031	7,714	7,676	7,754	2.2%
Quikrete Holdings, Inc.(5)	First lien senior secured loan	SR +	2.25%	03/2029	1,980	1,980	1,980	0.6%
Quikrete Holdings, Inc.(5)	First lien senior secured loan	SR +	2.50%	04/2031	7,040	7,026	7,051	2.0%
RealPage, Inc.(5)	First lien senior secured loan	SR +	3.00%	04/2028	13,371	12,948	12,981	3.6%
Wrench Group LLC(6)	First lien senior secured loan	SR +	4.00%	10/2028	10,633	10,610	10,633	3.0%
						103,242	102,807	29.2%
Business services
ASGN, Inc.(6)	First lien senior secured loan	SR +	1.75%	08/2030	496	$496	$497	0.1%
Boxer Parent Company Inc. (f/k/a BMC)(5)	First lien senior secured loan	SR +	4.00%	12/2028	10,271	10,226	10,280	2.9%
BrightView Landscapes, LLC(5)	First lien senior secured loan	SR +	2.50%	04/2029	8,515	8,519	8,532	2.4%
Brown Group Holdings, LLC(5)	First lien senior secured loan	SR +	2.75%	06/2028	5,781	5,776	5,775	1.6%
Brown Group Holdings, LLC(5)	First lien senior secured loan	SR +	3.00%	07/2029	5,651	5,630	5,644	1.6%
Conservice Midco, LLC(5)	First lien senior secured loan	SR +	4.00%	05/2027	995	995	995	0.3%
IDEMIA Group SAS(6)	First lien senior secured loan	SR +	4.25%	09/2028	4,978	4,992	4,991	1.4%
MKS Instruments, Inc.(5)	First lien senior secured loan	SR +	2.50%	08/2029	2,016	2,012	2,016	0.7%
Packers Holdings, LLC(5)	First lien senior secured loan	SR +	3.25%	03/2028	3,908	2,761	2,112	0.6%
POLARIS PURCHASER, INC. (dba Plusgrade L.P.)(6)(9)	First lien senior secured loan	SR +	4.50%	03/2031	7,568	7,497	7,530	2.2%
Sitel Worldwide Corp.(5)	First lien senior secured loan	SR +	3.75%	08/2028	6,904	6,816	5,292	1.5%
Vestis Corp(6)	First lien senior secured loan	SR +	2.25%	02/2031	2,565	2,559	2,550	0.7%
VM Consolidated, Inc.(5)	First lien senior secured loan	SR +	2.75%	03/2028	2,093	2,093	2,102	0.6%
XPLOR T1, LLC(6)(9)	First lien senior secured loan	SR +	4.25%	06/2031	5,000	4,975	4,975	1.4%
						65,347	63,291	18.0%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(5)	First lien senior secured loan	SR +	4.75%	11/2027	7,432	$7,248	$7,391	2.1%
Axalta Coating Systems US Holdings Inc.(6)	First lien senior secured loan	SR +	2.00%	12/2029	1,583	1,582	1,585	0.5%
Blue Tree Holdings, Inc.(8)	First lien senior secured loan	P +	1.50%	03/2028	3,944	3,914	3,937	1.1%
H.B. Fuller Company(5)	First lien senior secured loan	SR +	2.00%	02/2030	992	991	992	0.3%
Ineos US Finance LLC(6)	First lien senior secured loan	SR +	3.50%	02/2030	8,447	8,430	8,413	2.4%
Ineos US Finance LLC(5)	First lien senior secured loan	SR +	3.75%	01/2031	4,000	3,962	4,006	1.0%
Ineos US Petrochem LLC(6)	First lien senior secured loan	SR +	3.75%	03/2030	5,960	5,919	5,934	1.7%
Nouryon Finance B.V.(5)(9)	First lien senior secured loan	SR +	3.50%	04/2028	10,247	10,247	10,265	2.9%
Potters(6)	First lien senior secured loan	SR +	3.75%	12/2027	1,995	1,998	2,002	0.6%
Windsor Holdings III LLC(5)	First lien senior secured loan	SR +	4.00%	08/2030	10,682	10,682	10,739	3.1%
						54,973	55,264	15.7%

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

OCIC SLF LLC’s Portfolio as of June 30, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Consumer products
BEP Intermediate Holdco, LLC (dba Buyers Edge Platform)(5)(9)	First lien senior secured loan	SR +	3.75%	04/2031	5,953	$5,924	$5,923	1.7%
Flexera(6)	First lien senior secured loan	SR +	3.50%	03/2028	1,247	1,247	1,250	0.4%
Olaplex, Inc.(5)	First lien senior secured loan	SR +	3.50%	02/2029	5,207	4,903	4,991	1.4%
						12,074	12,164	3.5%
Containers and packaging
Anchor Packaging, LLC(5)	First lien senior secured loan	SR +	3.75%	07/2029	6,240	$6,225	$6,236	1.8%
Berlin Packaging L.L.C.(5)	First lien senior secured loan	SR +	3.75%	06/2031	6,302	6,287	6,314	1.8%
BW Holding, Inc.(6)	First lien senior secured loan	SR +	4.00%	12/2028	7,650	7,550	6,990	2.0%
Charter NEX US, Inc.(5)	First lien senior secured loan	SR +	3.50%	12/2027	2,435	2,437	2,438	0.7%
Plaze, Inc.(5)	First lien senior secured loan	SR +	3.75%	08/2026	6,824	6,679	6,567	1.9%
Pregis Topco LLC(5)	First lien senior secured loan	SR +	4.00%	07/2026	5,969	5,950	5,966	1.7%
ProAmpac PG Borrower LLC(6)	First lien senior secured loan	SR +	4.00%	09/2028	12,191	12,192	12,210	3.5%
Ring Container Technologies Group, LLC(5)	First lien senior secured loan	SR +	3.50%	08/2028	8,617	8,497	8,661	2.5%
SupplyOne, Inc.(5)	First lien senior secured loan	SR +	4.25%	04/2031	7,339	7,267	7,343	2.1%
Tricorbraun Holdings, Inc.(5)	First lien senior secured loan	SR +	3.25%	03/2028	17,372	17,001	17,327	4.8%
						80,085	80,052	22.8%
Distribution
AI Aqua Merger Sub, Inc. (dba Culligan International)(5)	First lien senior secured loan	SR +	3.25%	07/2028	5,562	$5,549	$5,569	1.5%
AI Aqua Merger Sub, Inc. (dba Culligan International)(5)	First lien senior secured loan	SR +	4.25%	07/2028	7,980	7,752	7,986	2.3%
Aramsco, Inc.(6)	First lien senior secured loan	SR +	4.75%	10/2030	8,494	8,334	8,483	2.4%
Aramsco, Inc.(6)(10)(11)	First lien senior secured delayed draw term loan	SR +	4.75%	10/2025	—	—	—	—%
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(5)	First lien senior secured loan	SR +	4.00%	01/2027	9,741	9,740	9,736	2.8%
Dealer Tire Financial, LLC(5)(9)	First lien senior secured loan	SR +	3.75%	12/2027	5,890	5,878	5,875	1.7%
Dealer Tire Financial, LLC(5)(9)	First lien senior secured loan	SR +	3.75%	07/2031	5,000	4,975	4,988	1.4%
Foundation Building Materials, Inc.(6)	First lien senior secured loan	SR +	4.00%	11/2028	8,501	8,421	8,452	2.4%
White Cap Supply Holdings, LLC(5)	First lien senior secured loan	SR +	3.25%	10/2029	14,943	14,933	14,962	4.3%
						65,582	66,051	18.8%
Education
Renaissance Learning, Inc.(6)	First lien senior secured loan	SR +	4.25%	04/2030	11,430	$11,419	$11,414	3.2%
Severin Acquisition, LLC (dba Powerschool)(6)	First lien senior secured loan	SR +	3.00%	08/2027	8,417	8,351	8,438	2.4%
Sophia, L.P.(5)	First lien senior secured loan	SR +	3.50%	10/2029	12,658	12,654	12,706	3.6%
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(6)	First lien senior secured loan	SR +	4.00%	10/2030	8,619	8,591	8,649	2.5%
						41,015	41,207	11.7%
Energy equipment and services
AMG Advanced Metallurgical Group N.V(5)	First lien senior secured loan	SR +	3.50%	11/2028	3,413	$3,404	$3,404	1.0%
AZZ Inc.(5)	First lien senior secured loan	SR +	3.25%	05/2029	9,492	9,458	9,542	2.7%
Brookfield WEC Holdings Inc.(5)	First lien senior secured loan	SR +	2.75%	01/2031	10,690	10,659	10,692	3.0%
Calpine Construction Finance Company(5)	First lien senior secured loan	SR +	2.00%	07/2030	993	986	989	0.3%
Calpine Corporation(5)	First lien senior secured loan	SR +	2.00%	01/2031	4,611	4,594	4,595	1.3%
Pike Corp.(5)	First lien senior secured loan	SR +	3.00%	01/2028	2,300	2,267	2,303	0.7%
Rockwood Service Corp.(5)	First lien senior secured loan	SR +	4.00%	01/2027	6,431	6,420	6,462	1.8%
						37,788	37,987	10.8%

Financial services
AllSpring Buyer(6)	First lien senior secured loan	SR +	4.00%	11/2028	10,391	$10,361	$10,374	3.0%
Ascensus Holdings, Inc.(5)	First lien senior secured loan	SR +	3.50%	08/2028	2,984	2,964	2,981	0.8%

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

OCIC SLF LLC’s Portfolio as of June 30, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Boost Newco Borrower, LLC (dba WorldPay)(6)	First lien senior secured loan	SR +	3.00%	01/2031	12,000	11,946	11,999	3.4%
Chrysaor Bidco s.à r.l. (dba AlterDomus)(5)	First lien senior secured loan	SR +	3.50%	05/2031	4,112	4,112	4,125	1.2%
Chrysaor Bidco s.à r.l. (dba AlterDomus)(5)(10)(11)	First lien senior secured delayed draw term loan	SR +	3.50%	05/2026	—	—	—	—%
Citadel Securities, LP(5)	First lien senior secured loan	SR +	2.25%	07/2030	9,919	9,923	9,944	2.8%
Citco Funding LLC(6)	First lien senior secured loan	SR +	2.75%	04/2028	9,336	9,312	9,359	2.7%
Creative Planning, LLC(5)	First lien senior secured loan	SR +	2.00%	05/2031	5,937	5,922	5,928	1.7%
Deerfield Dakota Holdings(6)	First lien senior secured loan	SR +	3.75%	04/2027	11,271	10,991	11,258	3.2%
Focus Financial Partners, LLC(5)	First lien senior secured loan	SR +	2.75%	06/2028	6,893	6,888	6,882	2.0%
Grant Thornton Advisors LLC(6)	First lien senior secured loan	SR +	3.25%	06/2031	4,941	4,941	4,954	1.4%
Guggenheim Partners Investment Management Holdings, LLC(6)	First lien senior secured loan	SR +	3.25%	12/2029	4,925	4,853	4,947	1.4%
Harbourvest Partners, L.P.(6)	First lien senior secured loan	SR +	2.50%	04/2030	2,385	2,366	2,385	0.7%
Jane Street Group, LLC(5)	First lien senior secured loan	SR +	2.50%	01/2028	6,304	6,297	6,296	1.8%
Janus International Group, LLC(5)	First lien senior secured loan	SR +	2.50%	08/2030	4,800	4,800	4,818	1.4%
Kestra Advisor Services Holdings A Inc(5)	First lien senior secured loan	SR +	4.00%	03/2031	6,571	6,556	6,588	1.9%
MARINER WEALTH ADVISORS, LLC(5)	First lien senior secured loan	SR +	3.00%	08/2028	6,191	6,196	6,180	1.8%
OneDigital Borrower LLC(5)	First lien senior secured loan	SR +	4.25%	11/2027	10,747	10,768	10,708	3.0%
OneDigital Borrower LLC(5)	First lien senior secured loan	SR +	3.25%	06/2031	16,049	15,994	15,979	4.5%
Saphilux S.a.r.L. (dba IQ-EQ)(7)(9)	First lien senior secured loan	SR +	4.00%	07/2028	10,448	10,448	10,500	3.0%
Teneo Holdings LLC(5)	First lien senior secured loan	SR +	4.75%	03/2031	12,843	12,717	12,860	3.6%
TMF Sapphire Bidco B.V.(6)	First lien senior secured loan	SR +	4.00%	05/2028	2,488	2,488	2,489	0.7%
						160,843	161,554	46.0%
Food and beverage
1011778 BC / NEW RED FIN (dba Restaurant Brands)(5)	First lien senior secured loan	SR +	1.75%	09/2030	4,883	$4,890	$4,865	1.4%
Aramark Services, Inc.(5)	First lien senior secured loan	SR +	2.00%	06/2030	990	990	990	0.3%
Aspire Bakeries Holdings, LLC(5)	First lien senior secured loan	SR +	4.25%	12/2030	4,988	4,941	4,991	1.4%
Balrog Acquisition, Inc. (dba Bakemark)(5)	First lien senior secured loan	SR +	4.00%	09/2028	10,819	10,713	10,764	3.1%
Fiesta Purchaser, Inc.(5)	First lien senior secured loan	SR +	4.00%	02/2031	8,498	8,427	8,550	2.4%
Pegasus BidCo B.V.(6)	First lien senior secured loan	SR +	3.75%	07/2029	11,729	11,733	11,783	3.3%
Simply Good Foods USA, Inc.(5)	First lien senior secured loan	SR +	2.50%	03/2027	5,422	5,407	5,429	1.5%
Utz Quality Foods, LLC(5)	First lien senior secured loan	SR +	2.75%	01/2028	2,888	2,888	2,894	0.8%
Whatabrands LLC (dba Whataburger Restaurants LLC)(6)	First lien senior secured loan	SR +	2.75%	08/2028	1,990	1,990	1,989	0.6%
						51,979	52,255	14.8%
Healthcare equipment and services
Agiliti Health(6)	First lien senior secured loan	SR +	3.00%	05/2030	4,841	$4,805	$4,817	1.4%
Azalea TopCo, Inc. (dba Press Ganey)(5)	First lien senior secured loan	SR +	3.50%	04/2031	6,535	6,471	6,528	1.9%
Confluent Medical Technologies, Inc.(6)(9)	First lien senior secured loan	SR +	3.75%	02/2029	9,615	9,503	9,591	2.7%
Curium BidCo S.A.R.L (dba Curium Pharma)(6)	First lien senior secured loan	SR +	4.00%	07/2029	7,010	7,012	7,031	2.0%
Dermatology Intermediate Holdings III, Inc.(6)	First lien senior secured loan	SR +	4.25%	03/2029	13,845	13,701	13,393	3.8%
Medline Borrower, LP(5)	First lien senior secured loan	SR +	2.75%	10/2028	928	928	930	0.3%
Natus Medical, Inc.(6)(9)	First lien senior secured loan	SR +	5.50%	07/2029	4,433	4,172	4,333	1.2%
Nexstar Broadcasting, Inc.(5)	First lien senior secured loan	SR +	2.50%	09/2026	3,800	3,801	3,807	1.1%
Resonetics, LLC(5)	First lien senior secured loan	SR +	3.75%	06/2031	8,571	8,550	8,582	2.4%
Zest Acquisition Corp.(6)(9)	First lien senior secured loan	SR +	5.50%	02/2028	10,388	10,156	10,440	3.0%
						69,099	69,452	19.8%

Healthcare providers and services
Concentra(6)(9)	First lien senior secured loan	SR +	2.25%	06/2031	4,559	$4,553	$4,553	1.2%
Covetrus, Inc.(6)	First lien senior secured loan	SR +	5.00%	10/2029	9,381	8,918	9,051	2.6%

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

OCIC SLF LLC’s Portfolio as of June 30, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
HAH Group Holding Company LLC (dba Help at Home)(5)	First lien senior secured loan	SR +	5.00%	10/2027	3,781	3,754	3,790	1.1%
HAH Group Holding Company LLC (dba Help at Home)(5)	First lien senior secured loan	SR +	5.00%	10/2022	478	475	480	0.1%
HAH Group Holding Company LLC (dba Help at Home)(5)(9)	First lien senior secured loan	SR +	5.00%	10/2027	6,953	6,932	6,970	2.0%
Inception Finco S.à.r.l (dba IVI RMA)(6)	First lien senior secured loan	SR +	4.50%	03/2031	5,571	5,544	5,603	1.6%
Inizio Group Limited (dba UDG Healthcare)(6)	First lien senior secured loan	SR +	4.25%	08/2028	4,731	4,692	4,719	1.3%
LSCS Holdings, Inc.(5)	First lien senior secured loan	SR +	4.50%	12/2028	11,310	11,126	11,162	3.2%
Pacific Dental Services, LLC(5)	First lien senior secured loan	SR +	3.25%	03/2031	7,766	7,748	7,771	2.2%
Pediatric Associates Holding Company, LLC(5)(9)	First lien senior secured loan	SR +	4.50%	12/2028	3,005	2,868	2,975	0.8%
Pediatric Associates Holding Company, LLC(5)	First lien senior secured loan	SR +	3.25%	12/2028	7,838	7,501	7,561	2.2%
Phoenix Guarantor Inc(5)	First lien senior secured loan	SR +	3.25%	02/2031	12,228	12,111	12,190	3.5%
Phoenix Newco, Inc. (dba Parexel)(5)	First lien senior secured loan	SR +	3.25%	11/2028	7,331	7,138	7,343	2.1%
Physician Partners, LLC(7)	First lien senior secured loan	SR +	4.00%	12/2028		11,282	8,433	2.4%
Radnet(6)	First lien senior secured loan	SR +	2.50%	04/2031	2,483	2,465	2,482	0.7%
Select Medical Corp.(5)	First lien senior secured loan	SR +	3.00%	03/2027	2,872	2,861	2,871	0.8%
Soliant Lower Intermediate, LLC (dba Soliant)(5)	First lien senior secured loan	SR +	3.75%	06/2031	8,252	8,170	8,231	2.3%
Surgery Center Holdings, Inc.(5)	First lien senior secured loan	SR +	3.50%	12/2030	3,416	3,416	3,421	1.0%
Team Services Group, LLC(7)(9)	First lien senior secured loan	SR +	5.00%	12/2027	6,211	6,182	6,196	1.8%
						117,736	115,802	32.9%
Healthcare technology
Bracket Intermediate Holding Corp.(6)	First lien senior secured loan	SR +	5.00%	05/2028	9,786	$9,660	$9,814	2.8%
Certara(6)(9)	First lien senior secured loan	SR +	3.00%	06/2031	815	813	815	0.2%
Cotiviti, Inc.(5)	First lien senior secured loan	SR +	3.25%	05/2031	7,315	7,280	7,270	2.1%
Ensemble RCM, LLC(6)	First lien senior secured loan	SR +	3.00%	08/2029	10,413	10,346	10,370	2.9%
Gainwell Acquisition Corp.(6)	First lien senior secured loan	SR +	4.00%	10/2027	2,300	2,248	2,224	0.6%
GHX Ultimate Parent Corporation (dba Global Healthcare Exchange)(6)(9)	First lien senior secured loan	SR +	4.00%	06/2027	5,955	5,950	5,985	1.7%
Imprivata, Inc.(6)	First lien senior secured loan	SR +	3.50%	12/2027	8,853	8,853	8,886	2.5%
IQVIA, Inc.(6)	First lien senior secured loan	SR +	2.00%	01/2031	995	995	998	0.3%
PointClickCare Technologies Inc.PointClickCare Technologies Inc(6)	First lien senior secured loan	SR +	3.00%	12/2027	1,980	1,980	1,987	0.6%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(5)	First lien senior secured loan	SR +	3.50%	03/2028	7,441	7,409	7,450	2.1%
R1 RCM Inc.(5)	First lien senior secured loan	SR +	3.00%	06/2029	6,753	6,700	6,766	2.0%
Waystar Technologies, Inc. (F/K/A Navicure, Inc.)(6)	First lien senior secured loan	SR +	3.00%	10/2029	7,079	7,079	7,079	2.0%
Zelis Cost Management Buyer, Inc.(5)	First lien senior secured loan	SR +	2.75%	09/2029	10,875	10,833	10,863	3.1%
						80,146	80,507	22.9%
Household products
Samsonite International S.A.(5)	First lien senior secured loan	SR +	2.00%	06/2030	1,985	$1,980	$1,989	0.6%
						1,980	1,989	0.6%
Human resource support services
AQ Carver Buyer, Inc. (dba CoAdvantage)(6)	First lien senior secured loan	SR +	5.50%	08/2029	7,541	$7,498	$7,562	2.2%
Cast & Crew Payroll, LLC(5)	First lien senior secured loan	SR +	3.75%	02/2029	3,990	3,970	3,989	1.1%
iSolved, Inc.(5)	First lien senior secured loan	SR +	3.50%	10/2030	7,484	7,484	7,491	2.1%

UKG Inc.(5)	First lien senior secured loan	SR +	3.25%	02/2031	10,540	10,534	10,575	3.0%
						29,486	29,617	8.4%
Infrastructure and environmental services

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

OCIC SLF LLC’s Portfolio as of June 30, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Gulfside Supply, Inc. (dba Gulfeagle Supply)(5)(9)	First lien senior secured loan	SR +	3.00%	06/2031	2,996	$2,988	$2,988	0.8%
Madison IAQ, LLC(5)	First lien senior secured loan	SR +	2.75%	06/2028	5,590	5,590	5,591	1.7%
Osmose Utilities Services, Inc.(5)	First lien senior secured loan	SR +	3.25%	06/2028	5,819	5,489	5,774	1.6%
						14,067	14,353	4.1%
Insurance
Acrisure, LLC(6)	First lien senior secured loan	SR +	3.25%	11/2030	12,754	$12,743	$12,730	3.6%
Ardonagh Midco 3 PLC(5)(9)	First lien senior secured loan	SR +	3.75%	02/2031	13,730	13,661	13,661	3.9%
AssuredPartners, Inc.(5)	First lien senior secured loan	SR +	3.50%	02/2031	13,045	13,021	13,071	3.7%
Broadstreet Partners, Inc.(5)	First lien senior secured loan	SR +	3.25%	06/2031	10,157	10,146	10,125	2.9%
Hub International(6)	First lien senior secured loan	SR +	3.25%	06/2030	2,993	2,990	2,998	0.9%
Hyperion Refinance S.a.r.l (dba Howden Group)(5)	First lien senior secured loan	SR +	4.00%	04/2030	5,297	5,166	5,300	1.5%
Hyperion Refinance S.a.r.l (dba Howden Group)(5)	First lien senior secured loan	SR +	3.50%	02/2031	10,548	10,502	10,563	3.0%
IMA Financial Group, Inc.(5)	First lien senior secured loan	SR +	3.25%	11/2028	7,191	7,172	7,188	2.0%
Mitchell International, Inc.(5)	First lien senior secured loan	SR +	3.25%	06/2031	5,000	4,975	4,950	1.4%
Truist Insurance Holdings, LLC(6)	First lien senior secured loan	SR +	3.25%	05/2031	7,357	7,340	7,364	2.1%
USI, Inc.(6)	First lien senior secured loan	SR +	2.75%	09/2030	7,571	7,571	7,568	2.2%
						95,287	95,518	27.2%
Internet software and services
Applied Systems, Inc.(6)	First lien senior secured loan	SR +	3.50%	02/2031	1,000	$999	$1,007	0.3%
Barracuda Parent, LLC(7)	First lien senior secured loan	SR +	4.50%	08/2029	10,441	10,097	10,414	3.0%
Cloud Software Group, Inc.(6)	First lien senior secured loan	SR +	4.00%	03/2029	4,975	4,975	4,967	1.4%
Cloud Software Group, Inc.(6)	First lien senior secured loan	SR +	4.50%	03/2031	8,211	8,150	8,227	2.3%
Dayforce Inc(5)	First lien senior secured loan	SR +	2.50%	03/2031	7,685	7,667	7,685	2.2%
Delta TopCo, Inc. (dba Infoblox, Inc.)(6)	First lien senior secured loan	SR +	3.50%	11/2029	8,853	8,831	8,846	2.5%
E2open, LLC(5)	First lien senior secured loan	SR +	3.50%	02/2028	8,297	8,208	8,322	2.4%
Epicor(5)	First lien senior secured loan	SR +	3.25%	05/2031	2,730	2,723	2,740	0.8%
Epicor(6)(10)(11)	First lien senior secured delayed draw term loan	SR +	3.25%	05/2027	—	—	—	—%
HomeServe USA Holding Corp.(5)	First lien senior secured loan	SR +	2.50%	10/2030	5,486	5,486	5,497	1.6%
Infinite Bidco LLC(6)	First lien senior secured loan	SR +	3.75%	03/2028	5,043	4,912	4,823	1.4%
McAfee Corp.(5)	First lien senior secured loan	SR +	3.25%	03/2029	7,496	7,496	7,478	2.1%
MeridianLink, Inc.(6)	First lien senior secured loan	SR +	2.75%	11/2028	4,807	4,807	4,813	1.4%
Mitnick Corporate Purchaser, Inc.(6)	First lien senior secured loan	SR +	4.50%	05/2029	7,842	7,418	7,246	2.1%
Perforce Software, Inc.(5)	First lien senior secured loan	SR +	3.75%	07/2026	3,219	3,116	3,206	0.9%
Project Alpha Intermediate Holding, Inc. (dba Qlik)(6)	First lien senior secured loan	SR +	3.75%	10/2030	10,973	10,973	10,998	3.1%
Project Sky Merger Sub, Inc.(5)	First lien senior secured loan	SR +	3.75%	10/2028	8,272	8,241	8,252	2.3%
Proofpoint, Inc.(5)	First lien senior secured loan	SR +	3.00%	08/2028	12,381	12,381	12,386	3.5%
Quartz Acquireco, LLC (dba Qualtrics)(6)	First lien senior secured loan	SR +	2.75%	06/2030	8,987	8,987	8,987	2.6%
Sedgwick Claims Management Services, Inc.(5)	First lien senior secured loan	SR +	3.75%	02/2028	13,068	13,035	13,067	3.7%
SONICWALL US Holdings, Inc.(6)	First lien senior secured loan	SR +	5.00%	05/2028	9,726	9,453	9,555	2.7%
Sophos Holdings, LLC(5)	First lien senior secured loan	SR +	3.50%	03/2027	10,384	10,250	10,392	2.9%
SS&C(5)	First lien senior secured loan	SR +	2.00%	05/2031	5,104	5,104	5,109	1.5%
The Dun & Bradstreet Corporation(5)	First lien senior secured loan	SR +	2.75%	01/2029	4,416	4,416	4,416	1.3%
UST Holdings, Ltd.(5)	First lien senior secured loan	SR +	3.50%	11/2028	9,243	9,227	9,243	2.6%
Vertiv Group Corp.(5)	First lien senior secured loan	SR +	2.00%	03/2027	516	516	517	0.1%
VIRTUSA CORPORATION(5)	First lien senior secured loan	SR +	3.25%	02/2029	2,377	2,377	2,381	0.7%
VS Buyer LLC(5)	First lien senior secured loan	SR +	3.25%	04/2031	11,069	11,043	11,083	3.2%
Webpros Luxembourg Sarl(5)	First lien senior secured loan	SR +	4.00%	03/2031	6,840	6,824	6,840	1.9%
						197,712	198,497	56.5%

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

OCIC SLF LLC’s Portfolio as of June 30, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Investment funds and vehicle
Finco I, LLC(6)	First lien senior secured loan	SR +	3.00%	06/2029	7,798	$7,809	$7,819	2.2%
First Eagle Investments Management LLC(6)	First lien senior secured loan	SR +	3.00%	03/2029	8,732	8,623	8,685	2.5%
Grosvenor(5)	First lien senior secured loan	SR +	2.25%	02/2030	5,294	5,294	5,284	1.5%
						21,726	21,788	6.2%
Leisure and entertainment
Delta 2 (Lux) SARL (dba Formula One)(6)	First lien senior secured loan	SR +	2.25%	01/2030	1,500	$1,496	$1,502	0.4%
						1,496	1,502	0.4%
Manufacturing
Altar Bidco, Inc.(5)	First lien senior secured loan	SR +	3.10%	02/2029	4,691	$4,518	$4,681	1.3%
Chariot Buyer LLC(5)	First lien senior secured loan	SR +	3.50%	11/2028	5,985	5,962	5,998	1.7%
Columbus McKinnon Corp.(6)	First lien senior secured loan	SR +	2.50%	05/2028	430	430	433	0.2%
DXP Enterprises, Inc.(7)	First lien senior secured loan	SR +	4.75%	10/2030	10,356	10,205	10,407	3.0%
Engineered Machinery Holdings, Inc. (dba Duravant)(6)	First lien senior secured loan	SR +	3.75%	05/2028	11,479	11,406	11,515	3.3%
Entegris, Inc.(6)	First lien senior secured loan	SR +	1.75%	07/2029	497	497	497	0.1%
Filtration Group Corporation(5)	First lien senior secured loan	SR +	3.50%	10/2028	7,920	7,903	7,953	2.3%
Gates Global LLC(5)	First lien senior secured loan	SR +	3.00%	11/2029	3,459	3,434	3,461	1.0%
Gloves Buyer, Inc. (dba Protective Industrial Products)(5)	First lien senior secured loan	SR +	4.00%	12/2027	3,000	2,993	2,981	0.8%
Pro Mach Group, Inc.(5)	First lien senior secured loan	SR +	3.50%	08/2028	13,387	13,211	13,444	3.8%
Refficiency Holdings, LLC (dba Legence)(5)	First lien senior secured loan	SR +	3.50%	12/2027	11,716	11,689	11,714	3.3%
STS Operating, Inc.(6)	First lien senior secured loan	SR +	4.00%	03/2031	9,548	9,501	9,563	2.7%
Summit Materials, LLC(6)	First lien senior secured loan	SR +	2.50%	01/2029	2,993	2,986	3,011	0.9%
Watlow Electric Manufacturing Company(6)	First lien senior secured loan	SR +	3.75%	03/2028	10,255	10,147	10,232	2.9%
Zekelman Industries Inc. (dba Zekelman Industries)(5)	First lien senior secured loan	SR +	2.25%	01/2031	6,700	6,684	6,703	1.9%
						101,566	102,593	29.2%
Pharmaceuticals
Fortrea Holdings Inc.(5)	First lien senior secured loan	SR +	3.75%	07/2030	3,085	$3,085	$3,082	0.9%
						3,085	3,082	0.9%
Professional services
Apex Group Treasury, LLC(6)	First lien senior secured loan	SR +	3.75%	07/2028	4,863	$4,719	$4,863	1.4%
Apex Group Treasury, LLC(6)(9)	First lien senior secured loan	SR +	5.00%	07/2028	7,195	6,996	7,195	2.0%
Arsenal AIC Parent, LLC (dba Arconic)(5)	First lien senior secured loan	SR +	3.75%	08/2030	7,202	7,203	7,237	2.1%
Camelot U.S. Acquisition 1 Co.(5)	First lien senior secured loan	SR +	2.75%	01/2031	4,791	4,780	4,797	1.3%
Corporation Service Company(5)	First lien senior secured loan	SR +	2.75%	11/2029	1,583	1,580	1,585	0.5%
Element Solutions, Inc.(6)	First lien senior secured loan	SR +	2.00%	12/2030	995	993	996	0.2%
Genuine Financial Holdings, LLC(6)	First lien senior secured loan	SR +	4.00%	09/2030	6,617	6,561	6,587	1.9%
Omnia Partners, LLC(6)	First lien senior secured loan	SR +	3.25%	07/2030	10,691	10,687	10,688	3.0%
Red Ventures, LLC(5)	First lien senior secured loan	SR +	3.00%	03/2030	5,313	5,301	5,247	1.5%
Skopima Merger Sub Inc.(5)	First lien senior secured loan	SR +	4.00%	05/2028	8,679	8,457	8,666	2.5%
Sovos Compliance, LLC(5)	First lien senior secured loan	SR +	4.50%	08/2028	13,372	13,059	13,255	3.8%
Thevelia (US) LLC(6)	First lien senior secured loan	SR +	3.75%	06/2029	4,980	4,995	5,002	1.4%
Vistage Worldwide, Inc.(6)(9)	First lien senior secured loan	SR +	4.75%	07/2029		9,596	9,727	2.8%
						84,927	85,845	24.4%
Telecommunications
Cable One, Inc.(5)	First lien senior secured loan	SR +	2.00%	05/2028	4,755	$4,743	$4,666	1.4%
Ciena Corp.(6)	First lien senior secured loan	SR +	2.00%	10/2030	995	993	998	0.3%
Cogeco Communications (USA) II L.P.(5)	First lien senior secured loan	SR +	2.50%	09/2028	4,447	4,403	4,293	1.2%
Zayo Group Holdings, Inc.(5)	First lien senior secured loan	SR +	4.33%	03/2027	9,775	8,131	8,580	2.4%
						18,270	18,537	5.3%
Transportation

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

OCIC SLF LLC’s Portfolio as of June 30, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Echo Global Logistics, Inc.(5)	First lien senior secured loan	SR +	3.75%	11/2028	4,119	$4,062	$4,063	1.3%
Genesee & Wyoming Inc.(6)	First lien senior secured loan	SR +	2.00%	04/2031	5,398	5,371	5,390	1.5%
KKR Apple Bidco, LLC(5)	First lien senior secured loan	SR +	3.50%	09/2028	2,187	2,183	2,190	0.6%
Uber Technologies, Inc.(6)	First lien senior secured loan	SR +	2.75%	03/2030	1,572	1,568	1,578	0.4%
						13,184	13,221	3.8%
Total Debt Investments						$1,616,614	$1,619,225	460.7%
Total Investments						$1,616,614	$1,619,225	460.7%
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
(5)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2024 was 5.34%.
(6)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2024 was 5.32%.
(7)The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2024 was 5.25%.
(8)The interest rate on these investments is subject to Prime, which as of June 30, 2024 was 8.50%.
(9)Level 3 investment.
(10)Position or portion thereof is an unfunded loan commitment.
(11)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Below is selected balance sheet information for OCIC SLF as of the following periods:

($ in thousands)	June 30, 2024	December 31, 2023
Assets
Investments at fair value (amortized cost of $1,616,614 and $1,133,987, respectively)	$1,619,225	$1,147,314
Cash	103,180	102,559
Interest receivable	5,568	4,160
Receivable due on investments sold	1,531	14,593
Total Assets	$1,729,504	$1,268,626
Liabilities
Debt (net of unamortized debt issuance costs of $7,857 and $8,292, respectively)	$1,189,816	$861,928
Payable for investments purchased	140,421	73,821
Interest payable	28,906	10,260
Distribution payable	17,613	9,546
Accrued expenses and other liabilities	1,135	567
Total Liabilities	$1,377,891	$956,122
Members’ Equity
Members’ Equity	351,613	312,504
Total Members’ Equity	351,613	312,504
Total Liabilities and Members’ Equity	$1,729,504	$1,268,626
Below is selected statement of operations information for OCIC SLF as of the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Investment Income
Interest income	$41,775	$17,609	$73,543	$30,790
Total Investment Income	41,775	17,609	73,543	30,790
Operating Expenses
Interest expense	24,582	7,824	43,887	13,718
Professional fees	236	170	366	360
Other general and administrative	310	146	613	275
Total Operating Expenses	25,128	8,140	44,866	14,353
Net Investment Income	$16,647	$9,469	$28,677	$16,437
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	(8,214)	1,656	(10,716)	5,319
Net realized gain (loss) on investments	1,009	2	666	16
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	(7,205)	1,658	(10,050)	5,335
Net Increase in Members’ Equity Resulting from Operations	$9,442	$11,127	$18,627	$21,772

Note 5. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 209% and 209% as of June 30, 2024 and December 31, 2023, respectively.

Debt obligations consisted of the following as of the following periods:

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	June 30, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$1,995,000	$1,556,937	$438,063	$1,541,450
SPV Asset Facility I	525,000	200,000	129,770	194,219
SPV Asset Facility II	1,800,000	995,000	595,532	989,046
SPV Asset Facility III(3)	1,000,000	779,875	48,687	771,832
SPV Asset Facility IV	500,000	100,000	197,023	96,496
SPV Asset Facility V	300,000	210,000	19,564	207,361
SPV Asset Facility VI	750,000	350,000	45,615	343,327
SPV Asset Facility VII	300,000	100,000	4,569	97,657
CLO VIII	290,000	290,000	—	288,003
CLO XI	260,000	260,000	—	258,225
CLO XII	260,000	260,000	—	258,097
CLO XV	312,000	312,000	—	309,227
CLO XVI	420,000	420,000	—	417,411
March 2025 Notes	500,000	500,000	—	498,416
September 2026 Notes	350,000	350,000	—	346,253
February 2027 Notes	500,000	500,000	—	495,890
September 2027 Notes(4)	600,000	600,000	—	587,860
June 2028 Notes(4)	650,000	650,000	—	638,205
January 2029 Notes(4)	550,000	550,000	—	534,650
September 2029 Notes(4)	500,000	500,000	—	491,384
March 2031 Notes(4)	750,000	750,000	—	717,205
Total Debt	$13,112,000	$10,233,812	$1,478,823	$10,082,214

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying values of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, SPV Asset Facility V, SPV Asset Facility VI, SPV Asset Facility VII, CLO VIII, CLO XI, CLO XII, CLO XV, CLO XVI, March 2025 Notes, September 2026 Notes, February 2027 Notes, September 2027 Notes, June 2028 Notes, January 2029 Notes, September 2029 Notes, and March 2031 Notes are presented net of unamortized debt issuance costs of $15.5 million, $5.8 million, $6.0 million, $8.0 million, $3.5 million, $2.6 million, $6.7 million, $2.3 million, $2.0 million, $1.8 million, $1.9 million, $2.8 million, $2.6 million, $1.6 million, $3.8 million, $4.1 million, $6.0 million, $9.1 million, $12.7 million, $10.9 million, and $20.4 million, respectively.
(3)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
(4)Net Carrying Value is inclusive of change in fair market value of effective hedge.

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
(3)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
(4)Net Carrying Value is inclusive of change in fair market value of effective hedge.

The below table represents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$175,699	$108,913	$334,208	$195,488
Amortization of debt issuance costs	7,052	4,434	13,333	8,131
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items(1)	199	1,204	4,825	527
Total Interest Expense	$182,950	$114,551	$352,366	$204,146
Average interest rate	7.7%	6.9%	7.6%	6.6%
Average daily borrowings	$9,055,379	$6,223,801	$8,655,316	$5,903,426

(1)Refer to the September 2027, June 2028, January 2029, September 2029, and March 2031 Notes for details on the facilities’ interest rate swaps.
Credit Facilities
Revolving Credit Facility
On August 11, 2022, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”), which amends and restates in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of April 14, 2021 (as amended, restated, supplemented or otherwise modified prior to August 11, 2022). The parties to the

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Revolving Credit Lender” and collectively, the “Revolving Credit Lenders”) and Sumitomo Mitsui Banking Corporation, as Administrative Agent. On November 2, 2023 (the “Revolving Credit Facility First Amendment Date”), the parties to the Revolving Credit Facility entered into an amendment, including to extend the availability period and maturity date for certain lenders, convert a portion of the existing revolver availability into term loan availability, reduce the credit adjustment spread for US dollar denominated term SOFR loans to 0.10% for all tenors and make various other changes. The following describes the terms of the Revolving Credit Facility amended through May 8, 2024.
The Revolving Credit Facility is guaranteed by certain subsidiaries of the Company in existence as of the Revolving Credit Facility First Amendment Date, and will be guaranteed by certain subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of May 8, 2024, the Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $2.00 billion, which is comprised of (a) a term loan in a principal amount of $125.0 million and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $1.87 billion (the revolving credit facility increased from $1.82 billion to $1.87 billion on May 8, 2024). The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $2.84 billion through the Company’s exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
As of the Revolving Credit Facility First Amendment Date, the availability period under the Revolving Credit Facility will terminate on November 2, 2027 (the “Revolving Credit Facility Commitment Termination Date”). The Revolving Credit Facility will mature on November 2, 2028 (the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
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
Amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.40%) plus an applicable margin that ranges from 2.00% to 2.85% depending on a ratio of broadly syndicated loans to middle-market loans in the collateral. From the SPV Asset I Facility Closing Date to the SPV Asset I Facility Commitment Termination Date, there is a commitment fee that steps up during the year after the SPV Asset I Facility Closing Date from 0.00% to 0.625% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility I. The SPV Asset Facility I contains customary covenants, including certain financial maintenance covenants, limitations on the activities of Core Income Funding I, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of Core Income Funding I and on any payments received by Core Income Funding I in respect of those assets. Assets pledged to the SPV Asset Facility I Lenders will not be available to pay the debts of the Company.
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
Amounts drawn in U.S. dollars are benchmarked to Daily SOFR, amounts drawn in British pounds are benchmarked to SONIA plus an adjustment of 0.12%, amounts drawn in Canadian dollars are benchmarked to CORRA, and amounts drawn in Euros are benchmarked to EURIBOR, and in each case plus a spread equal to the Applicable Margin. As of the SPV Asset Facility III First

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Amendment Date, the “SPV Asset Facility III Applicable Margin” ranges from 1.75% to 2.60% depending on the composition of the collateral. The SPV Asset Facility III also allows for amounts drawn in U.S. dollars to bear interest at an alternate base rate without a spread.
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
Amounts drawn bear interest at Term SOFR (or, in the case of certain SPV Asset Facility IV Lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.15%) plus an applicable margin that ranges from 1.70% to 2.30% depending on a ratio of broadly syndicated loans to middle-market loans in the collateral. From the SPV Facility IV Closing Date to the SPV Facility IV Commitment Termination Date, there is a commitment fee that steps up during the year after the SPV Facility IV Closing Date from 0.00% to 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Facility IV. The SPV Facility IV contains customary covenants, including certain financial maintenance covenants, limitations on the activities of Core Income Funding IV, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Facility IV is secured by a perfected first priority security interest in the assets of Core Income Funding IV and on any payments received by Core Income Funding IV in respect of those assets. Assets pledged to the SPV Asset Facility IV Lenders will not be available to pay the debts of the Company.
Borrowings of Core Income Funding IV are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
SPV Asset Facility V
On March 9, 2023 (the “SPV Facility V Closing Date”), Core Income Funding V LLC (“Core Income Funding V”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a loan and security agreement (the “SPV Asset

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Facility V”), with Core Income Funding V, as Borrower, the Company, as Servicer and Equityholder, the lenders from time to time parties thereto (the “SPV Asset Facility V Lenders”), Wells Fargo Bank, National Association, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, and Alter Domus (US) LLC as Collateral Custodian. The following describes the terms of SPV Asset Facility V as amended through June 28, 2024 (the “SPV Asset Facility V First Amendment Date”).
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
Amounts drawn bear interest at Term SOFR plus an applicable margin that ranges from 1.85% to 2.85% depending on a ratio of broadly syndicated loans to middle-market loans in the collateral during the SPV Asset Facility VI Reinvestment Period. From the SPV Asset Facility VI Closing Date to the SPV Asset Facility VI Commitment Termination Date, there is a commitment fee that steps up during the year after the SPV Asset Facility VI Closing Date from 0.00% to 0.55% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility VI. The SPV Asset Facility VI contains customary covenants, including certain financial maintenance covenants, limitations on the activities of Core Income Funding VI, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility VI is secured by a perfected first priority security interest in the assets of Core Income Funding VI and on any payments received by Core Income Funding VI in respect of those assets. Assets pledged to the Lenders will not be available to pay the debts of the Company.
Borrowings of Core Income Funding VI are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
SPV Asset Facility VII
On May 21, 2024 (the “SPV Asset Facility VII Closing Date”), Core Income Funding VII LLC (“Core Income Funding VII”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Credit Agreement (the “SPV Asset Facility VII”), with Core Income Funding VII LLC, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility VII Lenders”), Citibank, N.A., as Administrative Agent, State Street Bank and Trust Company as Custodian, Collateral Agent and Collateral Administrator.
From time to time, the Company expects to sell and contribute certain investments to Core Income Funding VII pursuant to a Sale and Contribution Agreement by and between the Company and Core Income Funding VII, dated as of the SPV Asset Facility VII Closing Date. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility VII will be used to finance the origination and acquisition of eligible assets by Core Income Funding VII, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Core Income Funding VII through its ownership of Core Income Funding VII. The maximum principal amount of the SPV Asset Facility VII is $300.0 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to a borrowing base test (which is based on the value of Core Income Funding VII’s assets from time to time, an advance rate and concentration limitations) and satisfaction of certain conditions, including collateral quality tests.
The SPV Asset Facility VII provides for the ability to draw and redraw revolving loans under the SPV Asset Facility VII for a period of up to three years after the SPV Asset Facility VII Closing Date (the “SPV Asset Facility VII Reinvestment Period”) unless the SPV Asset Facility VII Reinvestment Period is terminated sooner as provided in the SPV Asset Facility VII. Unless otherwise terminated, the SPV Asset Facility VII will mature two years after the last day of the SPV Asset Facility VII Reinvestment Period (the “SPV Asset Facility VII Stated Maturity”). To the extent the commitments are terminated or permanently reduced during the first two years following the SPV Asset Facility Closing Date, Core Income Funding VII may owe a prepayment penalty. Prior to the SPV Asset Facility VII Stated Maturity, proceeds received by Core Income Funding VII from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility VII Stated Maturity, Core Income Funding VII must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Amounts drawn in U.S. dollars are benchmarked to Term SOFR, amounts drawn in British pounds are benchmarked to SONIA, amounts drawn amounts drawn in Canadian dollars are benchmarked to Daily Compounded CORRA, and amounts drawn in Euros are benchmarked to EURIBOR, and in each case plus a spread equal to the Applicable Margin. The “Applicable Margin” ranges from 1.60% to 2.37%, depending on the type of asset being funded by such draw and the utilization level of the SPV Asset Facility VII. Core Income Funding VII also paid Citibank an upfront fee and will reimburse certain expenses in connection with Citibank’s role as Administrative Agent.

During the SPV Asset Facility VII Reinvestment Period, Core Income Funding VII will pay certain unused fees subject to minimum utilization. The SPV Asset Facility VII contains customary covenants, including certain maintenance covenants and customary events of default. The SPV Asset Facility VII is secured by a perfected first priority security interest in the assets of Core Income Funding VII and on any payments received by Core Income Funding VII in respect of those assets. Assets pledged to the lenders under the SPV Asset Facility VII will not be available to pay the debts of the Company.
Borrowings of Core Income Funding VII are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
CLOs
CLO VIII
On October 21, 2022 (the “CLO VIII Closing Date”), the Company completed a $391.7 million term debt securitization transaction (the “CLO VIII Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO VIII Transaction and the secured loan borrowed in the CLO VIII Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Owl Rock CLO VIII, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO VIII Issuer”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO VIII Issuer.
The CLO VIII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO VIII Closing Date (the “CLO VIII Indenture”), by and among the CLO VIII Issuer and State Street Bank and Trust Company: (i) $152.0 million of AAA(sf) Class A-T Notes, which bear interest at three-month term SOFR plus 2.50%, (ii) $46.0 million of AAA(sf) Class A-F Notes, which bear interest at 6.02%, (iii) $32.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.50% and (iv) $30.0 million of A(sf) Class C Notes, which bear interest at 4.90% (together, the “CLO VIII Secured Notes”) and (B) the borrowing by the CLO VIII Issuer of $30.0 million under floating rate Class A-L loans (the “Class A-L Loans” and together with the CLO VIII Secured Notes, the “CLO VIII Debt”). The Class A-L Loans bear interest at three-month term SOFR plus 2.50%. The Class A-L Loans were borrowed under a loan agreement (the “A-L Loan Agreement”), dated as of the CLO VIII Closing Date, by and among the CLO VIII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO VIII Debt is secured by middle-market loans, participation interests in middle-market loans and other assets of the CLO VIII Issuer. The CLO VIII Debt is scheduled to mature on the Payment Date (as defined in the CLO VIII Indenture) in November, 2034. The CLO VIII Secured Notes were privately placed by Natixis Securities Americas LLC as placement agent.
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
As part of the CLO VIII Transaction, the Company entered into a loan sale agreement with the CLO VIII Issuer dated as of the CLO VIII Closing Date, which provided for the sale and contribution of approximately $143.1 million funded par amount of middle-market loans from the Company to the CLO VIII Issuer on the CLO VIII Closing Date and for future sales from the Company to the CLO VIII Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO VIII Debt. The remainder of the initial portfolio assets securing the CLO VIII Debt consisted of approximately $113.0 million funded par amount of middle-market loans purchased by the CLO VIII Issuer from Core Income Funding I LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO VIII Closing Date between the CLO VIII Issuer and Core Income Funding I LLC. No gain or loss was recognized as a result of these sales and contributions. The Company and Core Income Funding I LLC each made customary representations, warranties, and covenants to the CLO VIII Issuer under the applicable loan sale agreement.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Through November 20, 2026, a portion of the proceeds received by the CLO VIII Issuer from the loans securing the CLO VIII Debt may be used by the CLO VIII Issuer to purchase additional middle-market loans under the direction of the Adviser in its capacity as collateral manager for the CLO VIII Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans.
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
CLO XI
On May 24, 2023 (the “CLO XI Closing Date”), the Company completed a $395.8 million term debt securitization transaction (the “CLO XI Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO XI Transaction and the secured loan borrowed in the CLO XI Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Owl Rock CLO XI, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XI Issuer”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO XI Issuer.
The CLO XI Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO XI Closing Date (the “CLO XI Indenture”), by and among the CLO XI Issuer and State Street Bank and Trust Company: (i) $152.5 million of AAA(sf) Class A-1T Notes, which bear interest at three-month term SOFR plus 2.50%, (ii) $25.5 million of AAA(sf) Class A-1F Notes, which bear interest at 6.10% and (iii) $32.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.60% (together, the “CLO XI Secured Notes”) and (B) the borrowing by the Issuer of $50.0 million under floating rate Class A-1L loans (the “CLO XI Class A-1L Loans” and together with the CLO XI Secured Notes, the “CLO XI Debt”). The CLO XI Class A-1L Loans bear interest at three-month term SOFR plus 2.50%. The CLO XI Class A-1L Loans were borrowed under a loan agreement (the “CLO XI A-1L Loan Agreement”), dated as of the CLO XI Closing Date, by and among the CLO XI Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XI Debt is secured by middle-market loans, participation interests in middle-market loans and other assets of the Issuer. The CLO XI Debt is scheduled to mature on the Payment Date (as defined in the CLO XI Indenture) in May, 2035. The CLO XI Secured Notes were privately placed by SMBC Nikko Securities America, Inc. as Initial Purchaser.
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
As part of the CLO XI Transaction, the Company entered into a loan sale agreement with the CLO XI Issuer dated as of the CLO XI Closing Date, which provided for the contribution of approximately $96.4 million funded par amount of middle-market loans from the Company to the CLO XI Issuer on the CLO XI Closing Date and for future sales from the Company to the CLO XI Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XI Debt. The remainder of the initial portfolio assets securing the CLO XI Debt consisted of approximately $260.6 million funded par amount of middle-market loans purchased by the CLO XI Issuer from Core Income Funding IV LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO XI Closing Date between the CLO XI Issuer and Core Income Funding IV LLC (the “Core Income Funding IV Loan Sale Agreement”). No gain or loss was recognized as a result of these sales and contributions. The Company and Core Income Funding IV LLC each made customary representations, warranties, and covenants to the CLO XI Issuer under the applicable loan sale agreement.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Through May 15, 2027, a portion of the proceeds received by the CLO XI Issuer from the loans securing the CLO XI Debt may be used by the CLO XI Issuer to purchase additional middle-market loans under the direction of Blue Owl Credit Advisors LLC (“OCA”), the Company’s investment advisor, in its capacity as collateral manager for the CLO XI Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans.
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
CLO XII
On July 18, 2023 (the “CLO XII Closing Date”), the Company completed a $396.5 million term debt securitization transaction (the “CLO XII Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO XII Transaction and the secured loan borrowed in the CLO XII Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Owl Rock CLO XII, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XII Issuer”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO XII Issuer.
The CLO XII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO XII Closing Date (the “CLO XII Indenture”), by and among the CLO XII Issuer and State Street Bank and Trust Company: (i) $90.0 million of AAA(sf) Class A-1A Notes, which bear interest at three-month term SOFR plus 2.55%, (ii) $22.0 million of AAA(sf) Class A-1B Notes, which bear interest at 6.37%, (iii) $8.0 million of AAA(sf) Class A-2 Notes, which bear interest at three-month term SOFR plus 3.10% and (iv) $24.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.55% (together, the “CLO XII Secured Notes”) and (B) the borrowing by the CLO XII Issuer of $116.0 million under floating rate Class A-1L loans (the “CLO XII Class A-1L Loans” and together with the CLO XII Secured Notes, the “CLO XII Debt”). The CLO XII Class A-1L Loans bear interest at three-month term SOFR plus 2.55%. The CLO XII Class A-1L Loans were borrowed under a credit agreement (the “CLO XII Class A-1L Credit Agreement”), dated as of the CLO XII Closing Date, by and among the CLO XII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XII Debt is secured by middle-market loans, participation interests in middle-market loans and other assets of the CLO XII Issuer. The CLO XII Debt is scheduled to mature on the Payment Date (as defined in the CLO XII Indenture) in July, 2034. The CLO XII Secured Notes were privately placed by BofA Securities, Inc. as Initial Purchaser.
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
As part of the CLO XII Transaction, the Company entered into a loan sale agreement with the CLO XII Issuer dated as of the CLO XII Closing Date (the “CLO XII OCIC Loan Sale Agreement”), which provided for the contribution of approximately $78.0 million funded par amount of middle-market loans from the Company to the CLO XII Issuer on the CLO XII Closing Date and for future sales from the Company to the CLO XII Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XII Debt. The remainder of the initial portfolio assets securing the CLO XII Debt consisted of approximately $295.7 million funded par amount of middle-market loans purchased by the CLO XII Issuer from Core Income Funding III LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO XII Closing Date between the CLO XII Issuer and Core Income Funding III LLC (the “CLO XII Core Income Funding III Loan Sale Agreement”). No gain or

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

loss was recognized as a result of these sales and contributions. The Company and Core Income Funding III LLC each made customary representations, warranties, and covenants to the CLO XII Issuer under the applicable loan sale agreement.
Through July 20, 2026, a portion of the proceeds received by the CLO XII Issuer from the loans securing the CLO XII Debt may be used by the CLO XII Issuer to purchase additional middle-market loans under the direction of the Adviser in its capacity as collateral manager for the CLO XII Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans.
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
CLO XV
On January 30, 2024 (the “CLO XV Closing Date”), the Company completed a $478.0 million term debt securitization transaction (the “CLO XV Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO XV Transaction and the secured loan borrowed in the CLO XV Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Owl Rock CLO XV, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XV Issuer”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO XV Issuer.
The CLO XV Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO XV Closing Date (the “CLO XV Indenture”), by and among the CLO XV Issuer and State Street Bank and Trust Company: (i) $273.6 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.30%, (ii) $38.4 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.20% (together, the “CLO XV Secured Notes”). The CLO XV Secured Notes are secured by middle-market loans, participation interests in middle-market loans and other assets of the CLO XV Issuer. The CLO XV Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO XV Indenture) in January, 2036. The CLO XV Secured Notes were privately placed by Natixis Securities Americas LLC as placement agent.
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
As part of the CLO XV Transaction, the Company entered into a loan sale agreement with the CLO XV Issuer dated as of the CLO XV Closing Date (the “CLO XV OCIC Loan Sale Agreement”), which provided for the contribution of approximately $115.4 million funded par amount of middle-market loans from the Company to the CLO XV Issuer on the CLO XV Closing Date and for future sales from the Company to the CLO XV Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XV Secured Notes. The remainder of the initial portfolio assets securing the CLO XV Secured Notes consisted of approximately $329.7 million funded par amount of middle-market loans purchased by the CLO XV Issuer from Core Income Funding I LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO XV Closing Date between the CLO XV Issuer and Core Income Funding I LLC (the “CLO XV Core Income Funding I Loan Sale Agreement”). No gain or loss was recognized as a result of these sales and contributions. The Company and Core Income Funding I LLC each made customary representations, warranties, and covenants to the CLO XV Issuer under the applicable loan sale agreement.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Through January 20, 2028, a portion of the proceeds received by the CLO XV Issuer from the loans securing the CLO XV Secured Notes may be used by the CLO XV Issuer to purchase additional middle-market loans under the direction of the Adviser in its capacity as collateral manager for the CLO XV Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans.
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
CLO XVI
On March 7, 2024 (the “CLO XVI Closing Date”), the Company completed a $597.0 million term debt securitization transaction (the “CLO XVI Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO XVI Transaction and the secured loan borrowed in the CLO XVI Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Owl Rock CLO XVI, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XVI Issuer”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO XVI Issuer.
The CLO XVI Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture dated as of the CLO XVI Closing Date (the “CLO XVI Indenture”), by and among the CLO XVI Issuer and State Street Bank and Trust Company: (i) $342.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.00%, (ii) $48.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 2.50% and (iii) $30.0 million of A(sf) Class C Notes, which bear interest at three-month term SOFR plus 3.30% (together, the “CLO XVI Secured Notes”). The CLO XVI Secured Notes are secured by middle-market loans, participation interests in middle-market loans and other assets of the CLO XVI Issuer. The CLO XVI Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO XVI Indenture) in April, 2036. The CLO XVI Secured Notes were privately placed by Deutsche Bank Securities Inc. as Initial Purchaser.
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
As part of the CLO XVI Transaction, the Company entered into a loan sale agreement with the CLO XVI Issuer dated as of the CLO XVI Closing Date (the “OCIC CLO XVI Loan Sale Agreement”), which provided for the contribution of approximately $206.6 million funded par amount of middle-market loans from the Company to the CLO XVI Issuer on the CLO XVI Closing Date and for future sales from the Company to the CLO XVI Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XVI Secured Notes. The remainder of the initial portfolio assets secured the CLO XVI Secured Notes consisted of approximately $356.5 million funded par amount of middle-market loans purchased by the CLO XVI Issuer from Core Income Funding II LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO XVI Closing Date between the CLO XVI Issuer and Core Income Funding II LLC (the “CLO XVI Core Income Funding II Loan Sale Agreement”). The Company and Core Income Funding II LLC each made customary representations, warranties, and covenants to the CLO XVI Issuer under the applicable loan sale agreement. No gain or loss was recognized as a result of these sales and contributions.
Through April 20, 2028, a portion of the proceeds received by the CLO XVI Issuer from the loans securing the CLO XVI Secured Notes may be used by the CLO XVI Issuer to purchase additional middle-market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO XVI Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans.

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
In connection with the issuance of the September 2027 Notes, on October 18, 2022 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $600.0 million. The Company will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.84%. The interest rate swaps mature on September 16, 2027. For the three months ended June 30, 2024, the Company did not make a periodic payment and for the six months ended June 30, 2024, the Company made periodic payments of $4.7 million. For the three months ended June 30, 2023, the Company did not make a periodic payment and for the six months ended June 30, 2023, the Company made periodic payments of $0.7 million. The interest expense related to the September 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2024, the interest rate swap had a fair value of $(5.8) million ($0.3 million net of the present value of the cash flows of the September 2027 Notes). As of December 31, 2023, the interest rate swap had a fair value of $6.5 million ($1.1 million net of the present value of the cash flows of the September 2027 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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
In connection with the issuance of the June 2028 Notes, on February 16, 2024 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $650.0 million. The Company will receive fixed rate interest at 7.950% and pay variable rate interest based on SOFR plus 3.79%. The interest rate swaps mature on May 13, 2028. For the three and six months ended June 30, 2024, the Company made periodic payments of $2.6 million. The interest expense related to the June 2028 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2024, the interest rate swap had a fair value of $(3.2) million ($(0.5) million net of the present value of the cash flows of the June 2028 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the June 2028 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
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
In connection with the issuance of the January 2029 Notes, on November 28, 2023 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $550.0 million. The Company will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.647%. The interest rate swaps mature on January 15, 2029. For the three and six months ended June 30, 2024, the Company did not make a periodic payment. The interest expense related to the January 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2024, the interest rate swap had a fair value of $(2.7) million ($0.0 million net of the present value of the cash flows of the January 2029 Notes). As of December 31, 2023, the interest rate swap had a fair value of $12.1 million ($1.5 million net of the present value of the cash flows of the January 2029 notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the January 2029 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
September 2029 Notes
On May 14, 2024, the Company issued $500.0 million aggregate principal amount of its 6.600% notes due 2029 (the “September 2029 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act and non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. The September 2029 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
The September 2029 Notes were issued pursuant to the Base Indenture and an Eighth Supplemental Indenture, dated as of May 14, 2024 (the “Eighth Supplemental Indenture” and together with the Base Indenture, the “September 2029 Indenture”), between the Company and the Trustee. The September 2029 Notes will mature on September 15, 2029 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the September 2029 Indenture. The September 2029 Notes bear interest at a rate of 6.600% per year payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2024. Concurrent with the issuance of the September 2029 Notes, the Company entered into a Registration Rights Agreement (the “September 2029 Registration Rights Agreement”) for the benefit of the purchasers of the September 2029 Notes. Pursuant to the September 2029 Registration Rights Agreement, the Company is obligated to file a registration statement with the SEC with respect to an offer to exchange the September 2029 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the September 2029 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the September 2029 Notes. If the Company fails to satisfy its registration obligations under the September 2029 Registration Rights Agreement, it will be required to pay additional interest to the holders of the September 2029 Notes.
The September 2029 Notes are the Company’s direct, general unsecured obligations and rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the September 2029 Notes. The September 2029 Notes rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior, to the September 2029 Notes. The September 2029 Notes rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The September 2029 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
The September 2029 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a) of the 1940 Act, for the period of time during which the September 2029 Notes are outstanding, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the September 2029 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the September 2029 Indenture.
In addition, if a change of control repurchase event, as defined in the September 2029 Indenture, occurs prior to maturity, holders of the September 2029 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

September 2029 Notes at a repurchase price equal to 100% of the aggregate principal amount of the September 2029 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date.
In connection with the issuance of the September 2029 Notes, on May 14, 2024, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $500.0 million. The Company will receive fixed rate interest at 6.600% and pay variable rate interest based on SOFR plus 2.337%. The interest rate swap matures on August 15, 2029. For the three and six months ended June 30, 2024, the Company did not make a periodic payment. The interest expense related to the September 2029 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2024, the interest rate swap had a fair value of $2.8 million ($0.5 million net of the present value of the cash flows of the September 2029 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2029 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

In connection with the issuance of the March 2031 Notes, on January 29, 2024 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $750.0 million. The Company will receive fixed rate interest at 6.650% and pay variable rate interest based on SOFR plus 2.902%. The interest rate swaps mature on January 15, 2031. For the three and six months ended June 30, 2024, the Company did not make a periodic payment. The interest expense related to the March 2031 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2024, the interest rate swap had a fair value of $(14.9) million ($(2.5) million net of the present value of the cash flows of the March 2031 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the March 2031 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.

Note 6. Fair Value of Financial Instruments

Investments

The following table presents the fair value hierarchy of cash, investments, and derivatives as of the following periods:

	Fair Value Hierarchy as of June 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted cash)	$539,688	$—	$—	$539,688
Investments:
First-lien senior secured debt investments(1)	—	4,432,722	15,046,052	19,478,774
Second-lien senior secured debt investments	—	378,221	607,378	985,599
Unsecured debt investments	—	54,285	366,453	420,738
Preferred equity investments(2)	—	—	451,220	451,220
Common equity investments(3)	—	—	502,234	502,234
Subtotal	$—	$4,865,228	$16,973,337	$21,838,565
Investments measured at NAV(4)	—	—	—	347,961
Total investments at fair value	$—	$4,865,228	$16,973,337	$22,186,526
Derivatives:
Interest rate swaps	$—	$(23,734)	$—	$(23,734)

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
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended June 30, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$12,778,425	$675,291	$190,767	$743,606	$486,142	$14,874,231
Purchases of investments, net	3,016,138	33,631	167,944	1,129	26,486	3,245,328
Payment-in-kind	20,525	2,061	9,997	21,044	26	53,653
Proceeds from investments, net	(624,452)	(29,655)	(1,254)	(318,070)	(20,912)	(994,343)
Net change in unrealized gain (loss)	(14,449)	(8,895)	(944)	(2,423)	10,492	(16,219)
Net realized gains (losses)	—	—	(136)	—	—	(136)
Net amortization/accretion of premium/discount on investments	27,117	582	79	5,934	—	33,712
Transfers between investment types	—	—	—	—	—	—
Transfers into (out of) Level 3(1)	(157,252)	(65,637)	—	—	—	(222,889)
Fair value, end of period	$15,046,052	$607,378	$366,453	$451,220	$502,234	$16,973,337
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended June 30, 2024, transfers out of Level 3 into Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	As of and for the Six Months Ended June 30, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$11,540,505	$935,338	$189,018	$721,545	$448,974	$13,835,380
Purchases of investments, net	4,820,908	33,631	167,944	4,787	97,236	5,124,506
Payment-in-kind	34,153	2,802	15,179	42,237	49	94,420
Proceeds from investments, net	(927,591)	(133,940)	(1,553)	(320,264)	(21,330)	(1,404,678)
Net change in unrealized gain (loss)	(16,209)	(7,453)	(4,111)	(3,370)	18,099	(13,044)
Net realized gains (losses)	(2,595)	—	(164)	—	—	(2,759)
Net amortization/accretion of premium/discount on investments	36,831	2,936	140	6,285	—	46,192
Transfers between investment types	—	—	—	—	—	—
Transfers into (out of) Level 3(1)	(439,950)	(225,936)	—	—	(40,794)	(706,680)
Fair value, end of period	$15,046,052	$607,378	$366,453	$451,220	$502,234	$16,973,337

(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the six months ended June 30, 2024, transfers out of Level 3 into Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies and an investment measured at net asset value which is no longer categorized within the fair value hierarchy.

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

(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended June 30, 2023, transfers out of Level 3 into Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies.

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
The below tables present information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2024 on investments held at June 30, 2024	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2023 on investments held at June 30, 2023
First-lien senior secured debt investments	$1,074	$2,025
Second-lien senior secured debt investments	(8,715)	(5,714)
Unsecured debt investments	(946)	601
Preferred equity investments	1,089	(2,363)
Common equity investments	10,493	7,664
Total Investments	$2,995	$2,213

($ in thousands)	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2024 on investments held at June 30, 2024	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2023 on investments held at June 30, 2023
First-lien senior secured debt investments	$(4,149)	$34,505
Second-lien senior secured debt investments	(5,690)	(1,289)
Unsecured debt investments	(4,114)	3,186
Preferred equity investments	384	1,806
Common equity investments	18,098	8,028
Total Investments	$4,529	$46,236
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2024 and December 31, 2023. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

As of June 30, 2024
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$12,898,035	Yield Analysis	Market Yield	6.0% - 23.5% (11.4%)	Decrease
	2,142,281	Recent Transaction	Transaction Price	98.0% - 100.0% (99.1%)	Increase
	5,736	Collateral Analysis	Recovery Rate	47.0% - 68.0% (56.0%)	Increase
Second-lien senior secured debt investments	$573,747	Yield Analysis	Market Yield	11.3% - 21.0% (15.4%)	Decrease
	33,631	Recent Transaction	Transaction Price	99.5% - 99.5% (99.5%)	Increase
Unsecured debt investments	$195,187	Yield Analysis	Market Yield	10.2% - 17.4% (11.9%)	Decrease
	171,237	Recent Transaction	Transaction Price	99.2% - 100.0% (99.3%)	Increase
	29	Market Approach	EBITDA Multiple	12.5x - 12.5x (12.5x)	Increase
Preferred equity investments	$445,436	Yield Analysis	Market Yield	10.8% - 32.2% (15.3%)	Decrease
	760	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	4,024	Market Approach	EBITDA Multiple	7.1x - 7.1x (7.1x)	Increase
	1,000	Market Approach	Revenue Multiple	21.50x	Increase
Common equity investments	$37,221	Recent Transaction	Transaction Price	55.6% - 100.0% (99.9%)	Increase
	147,452	Market Approach	EBITDA Multiple	8.3x - 30.5x (15.1x)	Increase
	268,700	Market Approach	AUM Multiple	1.1x	Increase
	46,788	Market Approach	Revenue Multiple	1.9x - 13.5x (9.9x)	Increase
	579	Option Pricing Model	Volatility	70.0%	Increase
	1,486	Yield Analysis	Market Yield	8.3% - 8.3% (8.3%)	Decrease
	8	Market Approach	Gross Profit Multiple	9.0x - 9.0x (9.0x)	Increase

	As of December 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$9,713,556	Yield Analysis	Market Yield	7.4% - 22.2% (11.6%)	Decrease
	1,826,949	Recent Transaction	Transaction Price	97.0% - 99.8% (98.6%)	Increase
Second-lien senior secured debt investments	$935,338	Yield Analysis	Market Yield	11.4% - 17.7% (14.6%)	Decrease
Unsecured debt investments	$188,992	Yield Analysis	Market Yield	10.6% - 17.2% (12.0%)	Decrease
	26	Market Approach	EBITDA Multiple	11.8x - 11.8x (11.8x)	Increase
Preferred equity investments	$642,464	Yield Analysis	Market Yield	10.4% - 25.8% (14.4%)	Decrease
	79,081	Recent Transaction	Transaction Price	98.0% - 107.5% (104.2%)	Increase
Common equity investments	$251,028	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	148,706	Market Approach	EBITDA Multiple	6.0x - 34.5x (16.1x)	Increase
	1,253	Yield Analysis	Market Yield	8.0% - 8.0% (8.0%)	Decrease
	47,978	Market Approach	Revenue Multiple	1.9x - 14.7x (10.5x)	Increase
	9	Market Approach	Gross Profit Multiple	9.9x - 9.9x (9.9x)	Increase
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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following tables present the carrying and fair values of the Company’s debt obligations as of the following periods:

	June 30, 2024		December 31, 2023
($ in thousands)	Net Carrying Value(1)(2)	Fair Value	Net Carrying Value(1)(3)	Fair Value
Revolving Credit Facility(4)	$1,541,450	$1,541,449	$611,396	$611,395
SPV Asset Facility I	194,219	194,219	468,920	468,920
SPV Asset Facility II	989,046	989,046	1,710,745	1,710,744
SPV Asset Facility III	771,832	771,832	513,046	513,045
SPV Asset Facility IV	96,496	96,496	246,296	246,296
SPV Asset Facility V	207,361	207,361	197,005	197,005
SPV Asset Facility VI	343,327	343,327	152,994	152,994
SPV Asset Facility VII	97,657	97,657	—	—
CLO VIII	288,003	288,003	287,907	287,907
CLO XI	258,225	258,225	258,144	258,144
CLO XII	258,097	258,097	258,002	258,002
CLO XV	309,227	309,227	—	—
CLO XVI	417,411	417,411	—	—
March 2025 Notes	498,416	496,250	496,586	492,500
September 2026 Notes	346,253	324,625	344,682	319,375
February 2027 Notes	495,890	475,000	496,699	472,500
September 2027 Notes	587,860	612,000	598,564	619,500
June 2028 Notes	638,205	671,125	640,012	672,750
January 2029 Notes	534,650	563,750	546,975	566,500
September 2029 Notes	491,384	503,750	—	—
March 2031 Notes	717,205	733,125	—	—
Total Debt	$10,082,214	$10,151,975	$7,827,973	$7,847,577

(1)Inclusive of change in fair market value of effective hedge.
(2)The carrying values of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, SPV Asset Facility V, SPV Asset Facility VI, SPV Asset Facility VII, CLO VIII, CLO XI, CLO XII, CLO XV, CLO XVI, March 2025 Notes, September 2026 Notes, February 2027 Notes, September 2027 Notes, June 2028 Notes, January 2029 Notes, September 2029 Notes, and March 2031 Notes are presented net of unamortized debt issuance costs of $15.5 million, $5.8 million, $6.0 million, $8.0 million, $3.5 million, $2.6 million, $6.7 million, $2.3 million, $2.0 million, $1.8 million, $1.9 million, $2.8 million, $2.6 million, $1.6 million, $3.8 million, $4.1 million, $6.0 million, $9.1 million, $12.7 million, $10.9 million, and $20.4 million, respectively.

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
(4)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.

The below table presents fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	June 30, 2024	December 31, 2023
Level 1	$—	$—
Level 2	4,379,625	3,143,125
Level 3	5,772,350	4,704,452
Total Debt	$10,151,975	$7,847,577

Financial Instruments Not Carried at Fair Value

As of June 30, 2024 and December 31, 2023, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. The Company had the following outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	June 30, 2024	December 31, 2023
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$62,877	$8,444
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	60,000	309
ACR Group Borrower, LLC	First lien senior secured revolving loan	750	425
ACR Group Borrower, LLC	First lien senior secured delayed draw term loan	835	—
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	352	282
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	470,139	—
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured revolving loan	44,105	—
Alera Group, Inc.	First lien senior secured delayed draw term loan	38,368	45,858
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	3,247	3,247
AlphaSense, Inc.	First lien senior secured delayed draw term loan	707	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	716	—
AmeriLife Holdings LLC	First lien senior secured revolving loan	16,273	16,273
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	34,633	5,457

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	June 30, 2024	December 31, 2023
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	—	26,966
Anaplan, Inc.	First lien senior secured revolving loan	16,528	16,528
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	2,400	17,957
Apex Service Partners, LLC	First lien senior secured revolving loan	4,257	7,080
Appfire Technologies, LLC	First lien senior secured revolving loan	1,260	1,260
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	10,081	10,587
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	2,688	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	7,282	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	13,501	—
Aramsco, Inc.	First lien senior secured delayed draw term loan	7,797	7,797
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	9,688	9,688
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	3,793	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	2,710	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	3,404	3,404
Associations, Inc.	First lien senior secured revolving loan	25,389	3,123
Associations, Inc.	First lien senior secured delayed draw term loan	—	507
Associations, Inc.	First lien senior secured delayed draw term loan	31,686	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK term loan	—	31,898
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR term loan	—	30,482
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	—	3,387
Avalara, Inc.	First lien senior secured revolving loan	7,045	7,045
AWP Group Holdings, Inc.	First lien senior secured delayed draw term loan	3,723	7,024
AWP Group Holdings, Inc.	First lien senior secured revolving loan	3,077	4,557
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	4,489	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	1,995	—
Baker Tilly Advisory Group, L.P.	First lien senior secured delayed draw term loan	19,032	—
Baker Tilly Advisory Group, L.P.	First lien senior secured revolving loan	20,935	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	—	20,128
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	—	14,060

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	June 30, 2024	December 31, 2023
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	12,228	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	20,128	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,593	1,275
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	2,172	3,207
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	21,926	26,528
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	161	161
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured delayed draw term loan	1,441	7,980
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured revolving loan	6,650	6,650
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	4,179	4,179
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured delayed draw term loan	6,864	13,641
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured revolving loan	13,901	13,901
Brightway Holdings, LLC	First lien senior secured revolving loan	2,105	1,158
Broadcast Music, Inc.	First lien senior secured revolving loan	6,271	—
BTRS HOLDINGS INC.	First lien senior secured delayed draw term loan	237	468
BTRS HOLDINGS INC.	First lien senior secured revolving loan	723	868
Canadian Hospital Specialties Limited	First lien senior secured revolving loan	—	75
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	577	577
Certinia, Inc.	First lien senior secured revolving loan	4,412	4,412
Chrysaor Bidco s.à r.l. (dba AlterDomus)	First lien senior secured delayed draw term loan	689	—
CivicPlus, LLC	First lien senior secured revolving loan	2,244	1,481
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	—	3,750
Community Brands ParentCo, LLC	First lien senior secured revolving loan	1,875	1,875
Computer Services, Inc.	First lien senior secured delayed draw term loan	25,566	—
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	23,639	14,183
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	14,183	14,183
Coupa Holdings, LLC	First lien senior secured revolving loan	1,664	1,664
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	2,174	2,174
CPM Holdings, Inc.	First lien senior secured revolving loan	3,950	5,000
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	7,612	—

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	June 30, 2024	December 31, 2023
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	4,478	—
Cresset Capital Management, LLC	First lien senior secured revolving loan	2,239	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	—	17,226
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	17,226	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	15,899	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	15,899	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	9,963	9,963
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	91
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	10,552	—
Dresser Utility Solutions, LLC	First lien senior secured delayed draw term loan	7,537	—
DuraServ LLC	First lien senior secured delayed draw term loan	48,512	—
DuraServ LLC	First lien senior secured revolving loan	24,256	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	3,387	2,710
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	8,523	—
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	—	20,926
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	8,048	8,048
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	—	6,960
Entrata, Inc.	First lien senior secured revolving loan	513	513
EOS U.S. Finco LLC	First lien senior secured delayed draw term loan	9,830	9,830
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured delayed draw term loan	6,970	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	4,357	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	676	676
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	3,671	4,405
FARADAY BUYER, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	14,307	14,307
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	16,615	—
Finastra USA, Inc.	First lien senior secured revolving loan	15,282	12,568
Forescout Technologies, Inc.	First lien senior secured revolving loan	1,320	—
Formerra, LLC	First lien senior secured revolving loan	368	526
Fortis Solutions Group, LLC	First lien senior secured revolving loan	5,397	6,409

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	June 30, 2024	December 31, 2023
FR Vision Holdings, Inc. (dba CHA Consulting)	First lien senior secured delayed draw term loan	10,915	—
FR Vision Holdings, Inc. (dba CHA Consulting)	First lien senior secured revolving loan	3,692	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	5,000	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	1,250	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	692	1,961
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	514	1,250
Fullsteam Operations, LLC	First lien senior secured revolving loan	500	500
Galls, LLC	First lien senior secured delayed draw term loan	39,243	—
Galls, LLC	First lien senior secured revolving loan	14,912	—
Galway Borrower LLC	First lien senior secured revolving loan	5,406	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	49,734	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,973	3,973
Gehl Foods, LLC	First lien senior secured delayed draw term loan	9,097	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	8,404	—
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	8,707	4,908
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured delayed draw term loan	14,090	14,090
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	7,600
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,673	669
Global Music Rights, LLC	First lien senior secured revolving loan	12,415	7,500
Granicus, Inc.	First lien senior secured delayed draw term loan	4,888	—
Granicus, Inc.	First lien senior secured revolving loan	4,559	127
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	937	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	214	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	96	96
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	8,745	8,745
Home Service TopCo IV, Inc.	First lien senior secured revolving loan	3,359	3,359
Home Service TopCo IV, Inc.	First lien senior secured delayed draw term loan	8,397	8,397
Hyland Software, Inc.	First lien senior secured revolving loan	6,978	6,978
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	2,749	—

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	June 30, 2024	December 31, 2023
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	—	3,127
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,482	2,382
Ideal Image Development, LLC	First lien senior secured revolving loan	—	329
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	8,630	8,630
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	4,866	3,613
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	2,752	7,620
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	6,570	6,570
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	3,003	4,693
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	12,716	12,716
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	5,934	5,934
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	5,450	5,450
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	15,217	21,923
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	6,018	3,490
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	5,079	—
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	4,965	11,699
JS PARENT, INC. (dba Jama Software)	First lien senior secured revolving loan	88	—
Kaseya Inc.	First lien senior secured delayed draw term loan	3,860	4,077
Kaseya Inc.	First lien senior secured revolving loan	3,256	3,256
KBP Brands, LLC	First lien senior secured delayed draw term loan	7,955	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured delayed draw term loan	7,472	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured revolving loan	2,242	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	6,054	6,054
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	12,134	12,134
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	10,944	10,944
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	16,744	15,627
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	785	1,946
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured delayed draw term loan	—	6,360
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	11,685	11,685
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured delayed draw term loan	27,285	40,928

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	June 30, 2024	December 31, 2023
Lignetics Investment Corp.	First lien senior secured revolving loan	574	1,912
Litera Bidco LLC	First lien senior secured delayed draw term loan	7,556	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	3,981	—
Litera Bidco LLC	First lien senior secured revolving loan	2,266	—
LSI Financing 1 DAC	Series 6 Notes	129,580	—
LSI Financing 1 DAC	Preferred equity	23,513	—
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	2,419	2,419
ManTech International Corporation	First lien senior secured delayed draw term loan	2,164	2,164
ManTech International Corporation	First lien senior secured revolving loan	1,806	1,806
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	20,448	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	15,336	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	—	21,702
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	7,502	5,627
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	24,114	—
Medline Borrower, LP	First lien senior secured revolving loan	2,020	2,020
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,571	3,571
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,872	2,553
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	4,746	2,215
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	41,960	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	41,960	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	25,814	—
Mitnick Corporate Purchaser, Inc.	First lien senior secured revolving loan	9,375	9,375
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	14,027	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	21,041	—
Natural Partners, LLC	First lien senior secured revolving loan	3,038	5,063
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	23,134	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured revolving loan	3,939	—
Nelipak Holding Company	First lien senior secured delayed draw term loan	11,787	—
Nelipak Holding Company	First lien senior secured revolving loan	5,454	—

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	June 30, 2024	December 31, 2023
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	4,118	4,118
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	5,282	4,930
OAC Holdings I Corp. (dba Omega Holdings)	First lien senior secured revolving loan	1,984	2,572
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	4,369	4,902
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	—	8,469
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3,302	3,302
Omnia Partners, LLC	First lien senior secured delayed draw term loan	—	172
OneOncology, LLC	First lien senior secured revolving loan	14,269	14,267
OneOncology, LLC	First lien senior secured delayed draw term loan	—	26,752
OneOncology, LLC	First lien senior secured delayed draw term loan	53,509	—
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	10,148	10,148
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	—	17,905
Park Place Technologies, LLC	First lien senior secured delayed draw term loan	13,490	—
Park Place Technologies, LLC	First lien senior secured revolving loan	8,971	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured delayed draw term loan	17,143	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	88	70
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	14,911	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	6,560	—
PERKINELMER U.S. LLC	First lien senior secured delayed draw term loan	28,565	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	2,570	2,570
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	31,691	31,691
PetVet Care Centers, LLC	First lien senior secured revolving loan	33,258	33,258
Ping Identity Holding Corp.	First lien senior secured revolving loan	2,182	2,182
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	2,447	28,553
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	5,384	8,158
Pluralsight, LLC	First lien senior secured revolving loan	—	87
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	11,854	11,854
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	5,038	10,076

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	June 30, 2024	December 31, 2023
Premise Health Holding	First lien senior secured revolving loan	8,191	—
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	74,480	—
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	85,120	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	29,489	—
QAD, Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	200	455
Relativity ODA LLC	First lien senior secured revolving loan	435	435
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	14,908	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	13,053	—
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	5,718	5,718
Securonix, Inc.	First lien senior secured revolving loan	5,219	5,339
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	13,189	9,077
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	4,777	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	1,041	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	—	11,770
Smarsh Inc.	First lien senior secured delayed draw term loan	10,381	10,381
Smarsh Inc.	First lien senior secured revolving loan	432	830
Sonny's Enterprises, LLC	First lien senior secured revolving loan	25,901	25,158
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	9,905	15,212
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	45,017	—
Southern Air & Heat Holdings, LLC	First lien senior secured revolving loan	220	259
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	20,889	28,751
Spotless Brands, LLC	First lien senior secured revolving loan	877	1,146
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured delayed draw term loan	12,267	12,267
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured revolving loan	6,133	6,133
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	5,300	5,579
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	5,336	5,336
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	—	2,360
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,768	7,768

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	June 30, 2024	December 31, 2023
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	3,260	3,508
The Shade Store, LLC	First lien senior secured delayed draw term loan	10,580	—
The Shade Store, LLC	First lien senior secured revolving loan	7,129	2,455
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	194	418
Troon Golf, L.L.C.	First lien senior secured revolving loan	7,207	7,207
Truist Insurance Holdings, LLC	First lien senior secured revolving loan	6,422	—
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	1,625	2,000
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	71,937	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	8,120	8,120
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	1,840	41,400
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	1,096
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	142	124
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	283	833
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	4,500	4,500
Zendesk, Inc.	First lien senior secured delayed draw term loan	30,080	30,080
Zendesk, Inc.	First lien senior secured revolving loan	12,386	12,386
Total Unfunded Portfolio Company Commitments		$3,126,066	$1,394,947

As of June 30, 2024, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $2.9 million for the period from April 22, 2020 (Inception) to June 30, 2024, of which $2.9 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered. The Adviser is responsible for the payment of the Company’s organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by the Company.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2024, management was not aware of any pending or threatened litigation.

Note 8. Net Assets

Authorized Capital and Share Class Description

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

In connection with its formation, the Company has the authority to issue the following shares:

Classification	Number of Shares (in thousands)	Par Value
Class S Shares	1,500,000	$0.01
Class D Shares	1,000,000	$0.01
Class I Shares	2,000,000	$0.01
Total	4,500,000

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

Share Issuances

On September 30, 2020, the Company issued 100 Class I common shares for $1,000 to the Adviser.

On November 12, 2020, the Company issued 700,000 Class I common shares for $7.0 million to an entity affiliated with the Adviser, and met the minimum offering requirement for the Company’s continuous public offering of $2.5 million.

On June 25, 2024, the Company filed Articles of Amendment with the State Department of Assessments and Taxation of Maryland for the purpose of amending the Company’s Second Articles of Amendment and Restatement to increase the number of authorized shares of the Company’s common stock, $0.01 par value per share, and preferred stock, $0.01 par value per share, to 4,500,000,000 Shares, consisting of 1,500,000,000 Class S Shares, 1,000,000,000 Class D Shares, 2,000,000,000 Class I Shares, and no shares of preferred stock. The Articles of Amendment became immediately effective upon filing.
The following table summarizes transactions with respect to shares of the Company’s common stock during the following periods:

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	For the Three Months Ended June 30, 2024
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	59,085,011	$567,568	4,953,799	$47,269	103,393,332	$987,116	167,432,142	$1,601,953
Shares/gross proceeds from the private placements	—	—	—	—	7,531,985	71,893	7,531,985	71,893
Share Transfers between classes(1)	(174,521)	(1,670)	—	—	174,157	1,670	(364)	—
Reinvestment of distributions	4,023,068	38,316	333,683	3,181	7,846,672	74,924	12,203,423	116,421
Repurchased shares	(5,302,035)	(50,529)	(372,544)	(3,558)	(10,223,527)	(97,737)	(15,898,106)	(151,824)
Total shares/gross proceeds	57,631,523	553,685	4,914,938	46,892	108,722,619	1,037,866	171,269,080	1,638,443
Sales load	—	(4,718)	—	(71)	—	—	—	(4,789)
Total shares/net proceeds	57,631,523	$548,967	4,914,938	$46,821	108,722,619	$1,037,866	171,269,080	$1,633,654

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	For the Six Months Ended June 30, 2024
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	105,209,807	$1,009,171	8,607,025	$81,990	181,875,291	$1,733,519	295,692,123	$2,824,680
Shares/gross proceeds from the private placements	—	—	—	—	16,006,501	152,505	16,006,501	152,505
Share Transfers between classes	(246,918)	(2,357)	(35,690,399)	(338,702)	35,899,156	341,059	(38,161)	—
Reinvestment of distributions	7,471,343	71,026	885,400	8,419	14,291,775	136,213	22,648,518	215,658
Repurchased shares	(8,862,695)	(84,355)	(3,143,708)	(29,912)	(18,827,293)	(179,731)	(30,833,696)	(293,998)
Total shares/gross proceeds	103,571,537	993,485	(29,341,682)	(278,205)	229,245,430	2,183,565	303,475,285	2,898,845
Sales load	—	(8,725)	—	(101)	—	—	—	(8,826)
Total shares/net proceeds	103,571,537	$984,760	(29,341,682)	$(278,306)	229,245,430	$2,183,565	303,475,285	$2,890,019

	For the Six Months Ended June 30, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	45,655,179	$423,196	11,076,668	$102,158	86,857,659	$800,065	143,589,506	$1,325,419
Shares/gross proceeds from the private placements	—	—	—	—	4,341,148	40,036	4,341,148	40,036
Share Transfers between classes	(230,952)	(2,127)	—	—	230,202	2,127	(750)	—
Reinvestment of distributions	3,673,891	33,775	1,140,525	10,496	6,741,471	62,155	11,555,887	106,426
Repurchased shares	(4,113,635)	(38,010)	(1,860,989)	(17,262)	(12,310,493)	(114,095)	(18,285,116)	(169,367)
Total shares/gross proceeds	44,984,483	416,834	10,356,204	95,392	85,859,987	790,288	141,200,675	1,302,514
Sales load	—	(3,697)	—	(144)	—	—	—	(3,841)
Total shares/net proceeds	44,984,483	$413,137	10,356,204	$95,248	85,859,987	$790,288	141,200,675	$1,298,673

In accordance with the Company’s share pricing policy, the Company will modify its public offering prices to the extent necessary to comply with the requirements of the 1940 Act, including the requirement that it not sell shares at a net offering price below the net asset value per share unless the Company obtains the requisite approval from its shareholders.

The changes to the Company’s offering price per share for the six months ended June 30, 2024 and 2023 were as follows:

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2023	$9.06	$0.32	$9.38
February 1, 2023	$9.24	$0.32	$9.56
March 1, 2023	$9.23	$0.32	$9.55
April 1, 2023	$9.21	$0.32	$9.53
May 1, 2023	$9.21	$0.32	$9.53
June 1, 2023	$9.18	$0.32	$9.50
January 1, 2024	$9.48	$0.33	$9.81
February 1, 2024	$9.49	$0.33	$9.82
March 1, 2024	$9.49	$0.33	$9.82
April 1, 2024	$9.50	$0.33	$9.83
May 1, 2024	$9.51	$0.33	$9.84
June 1, 2024	$9.57	$0.33	$9.90

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2023	$9.07	$0.14	$9.21
February 1, 2023	$9.25	$0.14	$9.39
March 1, 2023	$9.24	$0.14	$9.38
April 1, 2023	$9.22	$0.14	$9.36
May 1, 2023	$9.22	$0.14	$9.36
June 1, 2023	$9.19	$0.14	$9.33
January 1, 2024	$9.49	$0.14	$9.63
February 1, 2024	$9.50	$0.14	$9.64
March 1, 2024	$9.50	$0.14	$9.64
April 1, 2024	$9.51	$0.14	$9.65
May 1, 2024	$9.52	$0.14	$9.66
June 1, 2024	$9.58	$0.14	$9.72

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2023	$9.08	$—	$9.08
February 1, 2023	$9.26	$—	$9.26
March 1, 2023	$9.26	$—	$9.26
April 1, 2023	$9.24	$—	$9.24
May 1, 2023	$9.24	$—	$9.24
June 1, 2023	$9.21	$—	$9.21
January 1, 2024	$9.50	$—	$9.50

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
February 1, 2024	$9.51	$—	$9.51
March 1, 2024	$9.52	$—	$9.52
April 1, 2024	$9.53	$—	$9.53
May 1, 2024	$9.53	$—	$9.53
June 1, 2024	$9.59	$—	$9.59

Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were recorded during the following periods:

	For the Six Months Ended June 30, 2024
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 20, 2023	January 31, 2024	February 23, 2024	$0.07010	$21,517	$2,829	$42,089
February 21, 2024	February 29, 2024	March 22, 2024	0.07010	22,651	2,984	44,196
February 21, 2024	March 29, 2024	April 23, 2024	0.10280	35,655	4,144	67,452
February 21, 2024	April 30, 2024	May 22, 2024	0.07010	24,985	2,868	49,096
May 7, 2024	May 31, 2024	June 26, 2024	0.07010	26,216	3,105	51,937
May 7, 2024	June 28, 2024	July 24, 2024	0.10280	41,249	4,646	78,628
		Total	$0.48600	$172,273	$20,576	$333,398

(1)Distributions per share are gross of shareholder servicing fees.
(2)Distribution amounts are net of shareholder servicing fees.

	For the Six Months Ended June 30, 2023
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
December 5, 2022	January 31, 2023	February 24, 2023	$0.08765	$16,523	$4,296	$30,667
February 10, 2023	February 28, 2023	March 23, 2023	0.06765	12,882	3,372	24,319
February 10, 2023	March 31, 2023	April 26, 2023	0.06765	13,027	3,550	24,938
February 10, 2023	April 30, 2023	May 22, 2023	0.08765	18,233	4,956	33,691
May 9, 2023	May 31, 2023	June 26, 2023	0.06765	14,183	3,884	27,515
May 9, 2023	June 30, 2023	July 26, 2023	0.06765	14,804	3,894	28,323
		Total	$0.44590	$89,652	$23,952	$169,453

(1)Distributions per share are gross of shareholder servicing fees.
(2)Distribution amounts are net of shareholder servicing fees.

The Company has adopted a distribution reinvestment plan which was amended and restated on May 6, 2024. The amended and restated distribution reinvestment plan provides for the reinvestment of cash distributions on behalf of shareholders who have enrolled in the distribution reinvestment plan. As a result, if the Board authorizes and declares a cash distribution, then the shareholders who have enrolled in the distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock, rather than receiving the cash distribution. The Company expects to use newly issued shares to implement the

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

distribution reinvestment plan. The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from the Adviser, which is subject to recoupment. In no event, however, will funds be advanced or borrowed for the purpose of distributions, if the amount of such distributions would exceed the Company’s accrued and received revenues for the previous four quarters, less paid and accrued operating expenses with respect to such revenues and costs. Through June 30, 2024, pursuant to the Expense Support Agreement which was terminated by the Adviser on March 7, 2023, a portion of the Company’s distributions resulted from expense support from the Adviser which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement was to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all. Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the following periods:

	For the Six Months Ended June 30, 2024
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.48600	$526,247	100.0%
Total	$0.48600	$526,247	100.0%

(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to Note 11 “Financial Highlights” for amounts by share class.

	For the Six Months Ended June 30, 2023
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.44590	$283,057	100.0%
Total	$0.44590	$283,057	100.0%

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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
February 28, 2023	S	March 31, 2023	$21,643	$9.21	2,349,994

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
February 28, 2023	D	March 31, 2023	$3,453	$9.22	374,566
February 28, 2023	I	March 31, 2023	$68,023	$9.24	7,361,842
May 31, 2023	S	June 30, 2023	$16,367	$9.28	1,763,641
May 31, 2023	D	June 30, 2023	$13,809	$9.29	1,486,423
May 31, 2023	I	June 30, 2023	$46,072	$9.31	4,948,651
February 27, 2024	S	March 31, 2024	$33,826	$9.50	3,560,660
February 27, 2024	D	March 31, 2024	$26,354	$9.51	2,771,164
February 27, 2024	I	March 31, 2024	$81,994	$9.53	8,603,765
May 24, 2024	S	June 28, 2024	$50,529	$9.53	5,302,035
May 24, 2024	D	June 28, 2024	$3,558	$9.55	372,544
May 24, 2024	I	June 28, 2024	$97,737	$9.56	10,223,527

Note 9. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended June 30,
	2024			2023
($ in thousands, except per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Increase (decrease) in net assets resulting from operations	$104,763	$11,958	$201,669	$68,006	$17,233	$117,916
Weighted average shares of common stock outstanding—basic and diluted	413,208,224	44,636,862	736,786,949	233,305,828	59,122,097	404,528,122
Earnings (loss) per common share—basic and diluted	$0.25	$0.27	$0.27	$0.29	$0.29	$0.29

	For the Six Months Ended June 30,
	2024			2023
($ in thousands, except per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Increase (decrease) in net assets resulting from operations	$194,413	$23,365	$372,982	$143,663	$36,023	$248,502
Weighted average shares of common stock outstanding—basic and diluted	384,667,787	43,768,118	683,495,105	221,466,999	55,532,022	383,084,074
Earnings (loss) per common share—basic and diluted	$0.51	$0.53	$0.55	$0.65	$0.65	$0.65

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

For the three and six months ended June 30, 2024, the Company recorded an expense for U.S. federal excise tax of $2.5 million and $3.3 million, respectively. For the three and six months ended June 30, 2023, the Company recorded an expense for U.S. federal excise tax of $1.4 million and $1.5 million, respectively.

Taxable Subsidiaries

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2024 the Company recorded a net tax benefit of approximately $1 thousand and $10 thousand for taxable subsidiaries. For the three and six months ended June 30, 2023 the Company recorded a net tax benefit of approximately $1 thousand and $2 thousand for taxable subsidiaries.

The Company recorded net deferred tax asset of $8 thousand and net deferred tax liability of $5 thousand as of June 30, 2024 and June 30, 2023, respectively, for taxable subsidiaries, which is primarily related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the following periods:

	For the Six Months Ended June 30,
	2024			2023
($ in thousands, except share and per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Per share data:
Net asset value, at beginning of period	$9.48	$9.49	$9.50	$9.06	$9.07	$9.08
Results of operations:
Net investment income (loss)(1)	0.53	0.56	0.57	0.52	0.54	0.56
Net realized and unrealized gain (loss)(2)	(0.03)	(0.03)	(0.02)	0.11	0.11	0.12
Net increase (decrease) in net assets resulting from operations	$0.50	$0.53	$0.55	$0.63	$0.65	$0.68
Shareholder distributions:
Distributions from net investment income(3)	(0.45)	(0.47)	(0.49)	(0.41)	(0.43)	(0.45)
Net decrease in net assets from shareholders’ distributions	$(0.45)	$(0.47)	$(0.49)	$(0.41)	$(0.43)	$(0.45)
Total increase (decrease) in net assets	0.05	0.06	0.06	0.22	0.22	0.23
Net asset value, at end of period	$9.53	$9.55	$9.56	$9.28	$9.29	$9.31

Total return(4)	5.3%	5.7%	5.9%	4.9%	5.3%	5.5%

Ratios
Ratio of net expenses to average net assets(5)(6)	10.9%	10.4%	10.1%	11.1%	10.6%	10.3%
Ratio of net investment income to average net assets(6)	11.5%	12.3%	12.4%	11.6%	12.3%	12.5%
Portfolio turnover rate	22.5%	22.5%	22.5%	1.3%	1.3%	1.3%

Supplemental Data
Weighted-average shares outstanding	384,667,787	43,768,118	683,495,105	221,466,999	55,532,022	383,084,074
Shares outstanding, end of period	429,417,124	46,085,512	764,871,253	241,935,918	59,251,502	418,671,705
Net assets, end of period	$4,094,350	$439,938	$7,312,790	$2,245,301	$550,643	$3,897,613

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
(5)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the six months ended June 30, 2024, the total operating expenses to average net assets were 10.9%, 10.4% and 10.1%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. For the six months ended June 30, 2023, the total operating expenses to average net assets were 11.1%, 10.6% and 10.3%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. Past performance is not a guarantee of future results.
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

Revolving Credit Facility Commitment Increase

On July 16, 2024, the revolving credit facility under the Revolving Credit Facility increased from $1.87 billion to $1.95 billion, after which the Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $2.07 billion.

CLO XVII

On July 18, 2024, the Company completed a $500.59 million term debt securitization transaction by the Company’s consolidated subsidiary, Owl Rock CLO XVII, LLC (the “CLO XVII Issuer”). As part of the transaction the CLO XVII Issuer issued the following classes of notes:(i) $275.0 million of AAA(sf)/AAAsf Class A-1 Notes, which bear interest at three-month term SOFR plus 1.68%, (ii) $25.0 million of AAA(sf) Class A-2 Notes, which bear interest at three-month term SOFR plus 1.85% and (iii) $25.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 1.95%. The CLO XVII Issuer also issued approximately $175.6 million of subordinated securities, in the form of 175,590 preferred shares at an issue price of U.S.$1,000 per share held by the Company. All three classes of notes are schedule to mature on the payment date in July 2036.

CLO XVIII

On July 12, 2024, the Company completed a $399.8 million term debt securitization transaction by the Company’s consolidated subsidiary, Owl Rock CLO XVIII, LLC (the “CLO XVIII Issuer”). As part of the transaction the CLO XVIII Issuer (a) issued the following classes of notes: (i) $178.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 1.70% and (ii) $32.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 1.95% and (b) borrowed $50.0 million under floating rate Class A-1L loans, which bear interest at three-month term SOFR plus 1.70%. The CLO XVIII Issuer also issued approximately $139.8 million of subordinated securities, in the form of 139,800 preferred shares at an issue price of U.S.$1,000 per share held by the Company. Both classes of notes and the loans are scheduled to mature on July 24, 2036.

Core Income Funding III Amendment

On July 30, 2024, Core Income Funding III entered into Amendment No. 2 to SPV Asset Facility III in order to, among other things, (i) increase the financing limit under the SPV Asset Facility III from $1.00 billion to $1.50 billion and create a new tranche of commitments, (ii) amend the applicable margin from a range of 1.75% to 2.60%, to a range of 1.75% to 2.60% for borrowings allocated to the initial $1.00 billion of commitments and 1.60% to 2.40% for borrowings allocated to the new tranche of commitments and (iii) extend the maturity date to July 30, 2029.

Equity Raise

As of August 8, 2024, the Company issued 447,197,528 shares of Class S common stock, 85,142,291 shares of Class D common stock, and 793,202,148 shares of Class I common stock and have raised total gross proceeds of $4.20 billion, $0.79 billion, and $7.40 billion, respectively, including seed capital of $1,000 contributed by our Adviser in September 2020 and approximately $25.0 million in gross proceeds raised from an entity affiliated with the Adviser. In addition, we received $437.8 million in gross subscription payments which we accepted on August 1, 2024 and which is pending our determination of the net asset value per share applicable to such purchase.

Dividend

On August 6, 2024, the Company’s Board declared a distribution of (i) $0.070100 per share, payable on or before September 30, 2024 to shareholders of record as of August 30, 2024, (ii) $0.070100 per share, payable on or before October 31, 2024 to shareholders of record as of September 30, 2024, and (iii) $0.070100 per share, payable on or before November 29, 2024 to shareholders of record as of October 31, 2024 and (iv) a special distribution of $0.032700 per share, payable on or before October 31, 2024 to shareholders of record as of September 30, 2024.

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
Overview
Blue Owl Credit Income Corp. (the “Company”, “we”, “us”, or “our”) is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the 1940 Act. Formed as a Maryland corporation on April 22, 2020, we are externally managed by Blue Owl Credit Advisors LLC (the “Adviser”) which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. The Adviser is registered as an investment adviser with the Securities and Exchange Commission (“SEC”). We have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and we intend to operate in a manner so as to qualify for the tax treatment applicable to RICs. On October 23, 2020, we formed a wholly-owned subsidiary, OR Lending IC LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Lending IC LLC makes loans to borrowers headquartered in California. From time to time we may form wholly-owned subsidiaries to facilitate the normal course of business.
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
We have received an exemptive order that permits us to offer multiple classes of shares of common stock and to impose asset-based servicing and distribution fees and early withdrawal fees. On September 30, 2020, the Adviser purchased 100 shares of our Class I common stock at $10.00 per share, which represents the initial public offering price. The Adviser will not tender these shares for repurchase as long as the Adviser remains the investment adviser of the Company. There is no current intention for the Adviser to discontinue its role. On October 15, 2020, we received a subscription agreement, totaling $25.0 million for the purchase of Class I common shares of our common stock from an entity affiliated with the Adviser. On November 12, 2020, we commenced our initial public offering pursuant to which we offered, on a continuous basis, $2,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock, and we sold 700,000 shares pursuant to the subscription agreement with an entity affiliated with the Adviser and met the minimum offering requirement for our continuous public offering. The purchase price of these shares sold in the private placement was $10.00 per share. As of March 31, 2021, we had called all of the $25.0 million commitment from an entity affiliated with the Adviser. On February 14, 2022, we commenced our follow-on offering, on a continuous basis, pursuant to which we are currently offering of up to $13,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager”). The Dealer Manager is entitled to receive upfront selling commissions of up to 3.50% of the offering price of each Class S share sold in the offering and 1.50% of the offering price of each Class D share sold. Class I shares are not subject to upfront selling commissions. Any upfront selling commissions for the Class S shares and Class D shares sold in the offering will be deducted from the purchase price. Class S, Class D and Class I shares were offered at initial purchase prices per shares of $10.35, $10.15 and $10.00, respectively. Currently, the purchase price per share for each class of common stock varies, but will not be sold at a price below our net asset value per share of such class, as determined in accordance with our share pricing policy, plus applicable upfront selling commissions. We also engage in private placements of our common stock.
Since meeting the minimum offering requirement and commencing our continuous public offering through June 30, 2024, we have issued 432,866,601 shares of Class S common stock, 84,606,740 shares of Class D common stock, and 755,692,915 shares of Class I common stock for gross proceeds, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, of $4.06 billion, $0.79 billion, and $7.04 billion, respectively, including $1,000 of seed capital contributed by our Adviser in September 2020, approximately $25.0 million in gross proceeds raised from an entity affiliated with the Adviser, and 43,545,577 shares of our Class I common stock issued in a private placement issued to feeder vehicles primarily created to hold our Class I shares for gross proceeds of approximately $0.41 billion. The Adviser, the entity affiliated with the Adviser, and their permitted assignees may not engage in any transaction that would result in the effective economic disposition of the Class I shares.

Our Adviser also serves as investment adviser to Blue Owl Capital Corporation and Blue Owl Capital Corporation II.
Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on acquiring equity stakes in and providing debt financing to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies and real estate finance. Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OTCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which also are registered investment advisers. As of June 30, 2024, the Adviser and its affiliates had $95.10 billion of assets under management across Blue Owl’s Credit platform.
The management of our investment portfolio is the responsibility of the Adviser and the Diversified Lending Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s investment committees. Blue Owl’s Credit platform has four investment committees each of which focuses on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s Credit platform’s investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Jeff Walwyn, Patrick Linnemann, Meenal Mehta and Logan Nicholson. The Investment Team, under the Diversified Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis.
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
We may be prohibited under the Investment Company Act of 1940, as amended (the “1940 Act”) from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (as amended, the “Order”) that has been granted to our Adviser and its affiliates by the SEC to permit us to co-invest with other funds managed by our Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, the Order permits us to continue to invest in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the BDCs, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that could avail themselves of exemptive relief and that have an investment objective similar to ours.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle-market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through June 30, 2024, our Adviser and its affiliates have originated $118.16 billion aggregate principal amount of investments, of which $114.32 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle-market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity. Except for our specialty financing portfolio investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder. We intend, under normal circumstances, to invest directly, or indirectly through our investments in OCIC SLF LLC (f/k/a Blue Owl Credit Income Senior Loan Fund) (“OCIC SLF”) or any similarly situated companies, at least 80% of the value of our total assets in credit investments. We define “credit” to mean debt investments made in exchange for regular interest payments.

We define “middle-market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.50 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself. We generally seek to invest in upper middle-market companies with a loan-to-value ratio (the amount of outstanding debt as a percentage of the value of the company) of 50% or below.

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities, including publicly traded debt instruments, which we may hold directly or through special purposes vehicles. These investments may include high-yield bonds, which are often referred to as “junk bonds”, and broadly syndicated loans. In addition, we may invest a portion of our portfolio in opportunistic investments and broadly syndicated loans, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, including publicly traded debt instruments, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than those of middle-market companies, and equity investments in portfolio companies that make senior secured loan or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.

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

We target portfolio companies where we can structure larger transactions that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio). As of June 30, 2024, our average investment size in each of our portfolio companies was approximately $65.8 million based on fair value. As of June 30, 2024, excluding the investment in OCIC SLF and certain investments that fall outside our typical borrower profile, our portfolio companies representing 87.4% of our total debt portfolio based on fair value, had weighted average annual revenue of $1.09 billion, weighted average annual EBITDA of $253.4 million, an average interest coverage of 1.8x and an average net loan-to-value of 39.3%.

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

Key Components of Our Results of Operations

Investments

We focus primarily on the direct origination of loans to middle-market companies domiciled in the United States.

Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make.

In addition, as part of our risk strategy on investments, we may reduce the levels of certain investments through partial sales or syndication to additional lenders.

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2024, 97.9% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of June 30, 2024, the amount of Expense Support payments provided by our Adviser since inception is $9.4 million.

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

Limited Availability of Capital for Middle Market Companies. The middle-market is a large addressable market. According to GE Capital’s National Center for the Middle Market Year-End 2023 Middle Market Indicator, there are approximately 200,000 U.S. middle-market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle-market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle-market companies as those between $10 million and $1.00 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle-market companies. We believe U.S. middle-market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that regulatory and structural factors, industry consolidation and general risk aversion, limit the amount of traditional financing available to U.S. middle-market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there are a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.

Capital Markets Have Been Unable to Fill the Void in U.S. Middle Market Finance Left by Banks. Access to underwritten bond and syndicated loan markets is challenging for middle-market companies due to loan size and liquidity. For example, high yield bonds are generally purchased by institutional investors, such as mutual funds and exchange traded funds (“ETFs”), who among other things, are focused on the liquidity characteristics of the bond being issued in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision.

Syndicated loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex”, to successfully syndicate the loan, in the event the terms initially marketed are insufficiently attractive to investors. Furthermore, banks are generally reluctant to underwrite middle-market loans because the arrangement fees they may earn on the placement of the debt generally are not sufficient to meet the banks’ return hurdles. Loans provided by companies such as ours provide certainty to issuers in that we have a more stable capital base and have the ability to invest in illiquid assets, and we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis. In addition, our Adviser has teams focused on both liquid credit and private credit and these teams are able to collaborate with respect to syndicated loans.

Secular Trends Supporting Growth for Private Credit. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by elevated inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public loan markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2023, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

Attractive Investment Dynamics. An imbalance between the supply of, and demand for, middle-market debt capital creates attractive pricing dynamics. We believe the directly negotiated nature of middle-market financings also generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender-protective change of control provisions. Additionally, we believe BDC managers’ expertise in credit selection and ability to manage through credit cycles has generally resulted in BDCs experiencing lower loss rates than U.S. commercial banks through credit cycles. Further, we believe that historical middle-market default rates have been lower, and recovery rates have been higher, as compared to the larger market capitalization, broadly distributed market, leading to lower cumulative losses.

Conservative Capital Structures. Following the global credit crisis, which we define broadly as occurring between mid-2007 and mid- 2009, lenders have generally required borrowers to maintain more equity as a percentage of their total capitalization, specifically to protect lenders during economic downturns. With more conservative capital structures, U.S. middle-market companies have exhibited higher levels of cash flows available to service their debt. In addition, U.S. middle-market companies often are characterized by simpler capital structures than larger borrowers, which facilitates a streamlined underwriting process and, when necessary, restructuring process.

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

Portfolio and Investment Activity

As of June 30, 2024, based on fair value, our portfolio consisted of 87.8% first lien senior secured debt investments (of which 37.6% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 4.4% second-lien senior secured debt investments, 1.9% unsecured debt investments, 1.4% joint ventures, 2.0% preferred equity investments, and 2.5% common equity investments.

As of June 30, 2024, our weighted average total yield of the portfolio at fair value and amortized cost was 11.1% and 11.1%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 11.2% and 11.2%, respectively. Refer to our weighted average yields and interest rates table for more information on our calculation of weighted average yields. As of June 30, 2024, the weighted average spread of total debt investments was 5.5%.

As of June 30, 2024 we had investments in 337 portfolio companies with an aggregate fair value of $22.19 billion. As of June 30, 2024, we had net leverage of 0.82x debt-to-equity and we target net leverage of 0.90x-1.25x debt-to-equity.

In the current lending environment public market activity has remained strong and merger and acquisition activity is currently limited. As a result, repayments have remained elevated. As a result, repayment activity was elevated and we increased the pace of our originations in order to maintain comparable leverage levels.

The credit quality of our portfolio has been consistent. We continue to focus on investing in recession resistant industries that we are familiar with, including service-oriented sectors such as software, insurance, food and beverage and healthcare, all of which serve diversified and durable end markets. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers have a weighted average EBITDA of $253.4 million and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl continues to invest in transactions in excess of $1.00 billion in size, which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protections. We are continuing to monitor the effect that a continued elevated interest rate environment, may have on our portfolio companies and our investment activities.

Many of the companies in which we invest are continuing to see modest growth in both revenues and EBITDA. However, in the event of further geopolitical, economic and financial market instability in the U.S. and elsewhere, or in the event of continued high interest rates, it is possible that the results of some of the middle-market companies similar to those in which we invest could be challenged. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
We also continue to invest in OCIC SLF and in specialty financing portfolio companies, including Fifth Season Investments LLC (“Fifth Season”), LSI Financing DAC 1 (“LSI Financing”), and AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”) and have seen a meaningful increase in the value of some of these strategic equity positions. In the future we may invest through additional specialty finance portfolio companies, joint ventures, partnerships or other special purpose vehicles. See “Specialty Financing Portfolio Companies.” These companies may use our capital to support acquisitions which could continue to lead to increased dividend income across well-diversified underlying portfolios.

Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended June 30,
($ in thousands)	2024	2023
New investment commitments
Gross originations	$7,624,476	$1,790,416
Less: Sell downs	(6,303)	(32,549)
Total new investment commitments	$7,618,173	$1,757,867
Principal amount of investments funded:
First-lien senior secured debt investments	$5,736,939	$1,425,032
Second-lien senior secured debt investments	120,976	—
Unsecured debt investments	169,117	—
Joint ventures	8,750	40,250
Preferred equity investments	1,126	35,019
Common equity investments	26,470	15,875
Total principal amount of investments funded	$6,063,378	$1,516,176
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$2,455,822	$(131,376)
Second-lien senior secured debt investments	78,877	—
Unsecured debt investments	—	—
Joint ventures	—	—
Preferred equity investments	151,063	(2,994)
Common equity investments	—	(195)
Total principal amount of investments sold or repaid	$2,685,762	$(134,565)
Number of new investment commitments in new portfolio companies(1)	36	22
Average new investment commitment amount in new portfolio companies	91,635	63,782
Weighted average term for new investment commitments (in years)	6.4	5.1
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	—%	—%

	For the Three Months Ended June 30,
($ in thousands)	2024	2023
Weighted average interest rate of new debt investment commitments(2)(3)	10.1%	11.4%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	4.8%	6.2%

(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)For the three months ended June 30, 2024, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.32% as of June 30, 2024.
(3)For the three months ended June 30, 2023, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.27% as of June 30, 2023.

Investments at fair value and amortized cost consisted of the below as of the following periods:

	June 30, 2024			December 31, 2023
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$19,445,848	$19,478,774	(5)	$13,742,305	$13,788,717	(6)
Second-lien senior secured debt investments	1,018,115	985,599		1,199,591	1,184,755
Unsecured debt investments	424,002	420,738		242,352	244,661
Preferred equity investments(2)	442,796	451,220		709,751	721,545
Common equity investments(3)	491,967	542,549		416,011	448,974
Joint ventures(4)	305,183	307,646		261,433	273,441
Total Investments	$22,127,911	$22,186,526		$16,571,443	$16,662,093

(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing.
(3)Includes equity investments in Amergin AssetCo and Fifth Season.
(4)Includes equity investment in OCIC SLF.
(5)37.6% of which we consider unitranche loans.
(6)44.6% of which we consider unitranche loans.

The table below describes investments by industry composition based on fair value as of the following periods:

	June 30, 2024	December 31, 2023
Advertising and media	2.8%	1.9%
Aerospace and defense	0.5	0.5
Asset based lending and fund finance(1)	1.1	1.7
Automotive services(2)	0.7	0.7
Automotive aftermarket(2)	0.2	0.2
Buildings and real estate	3.1	3.6
Business services	5.8	5.5
Chemicals	3.1	1.6
Consumer products	1.8	2.0
Containers and packaging	3.1	3.2
Distribution	2.7	3.0
Education	0.7	0.8
Energy equipment and services	0.4	—
Financial services	5.2	3.1
Food and beverage	5.8	5.7
Healthcare equipment and services	4.7	4.8
Healthcare providers and services	12.5	14.8
Healthcare technology	4.7	4.3
Household products	1.6	1.9

	June 30, 2024	December 31, 2023
Human resource support services	1.1	1.0
Infrastructure and environmental services	1.6	1.6
Insurance(3)	9.8	9.7
Internet software and services	12.0	12.8
Joint ventures(4)	1.4	1.6
Leisure and entertainment	0.8	0.8
Manufacturing	3.4	5.0
Pharmaceuticals(5)	0.9	0.5
Professional services	4.6	4.4
Specialty retail	2.1	1.9
Telecommunications	1.1	0.4
Transportation	0.7	1.0
Total	100.0%	100.0%

(1)Includes investment in Amergin AssetCo.
(2)This was disclosed as “Automotive” as of December 31, 2023.
(3)Includes equity investment in Fifth Season.
(4)Includes equity investment in OCIC SLF.
(5)Includes equity investment in LSI Financing.

The table below describes investments by geographic composition based on fair value as of the following periods:

	June 30, 2024	December 31, 2023
United States:
Midwest	24.1%	23.3%
Northeast	17.5	17.7
South	32.4	31.3
West	17.0	18.5
International	9.0	9.2
Total	100.0%	100.0%

The table below describes the weighted average yields and interest rates of our investments at fair value as of the following periods:

	June 30, 2024	December 31, 2023
Weighted average total yield of portfolio(1)	11.1%	11.4%
Weighted average total yield of debt and income producing securities(1)	11.2%	11.6%
Weighted average interest rate of debt securities	10.8%	11.2%
Weighted average spread over base rate of all floating rate investments	5.5%	5.9%

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

An investment will be placed on the Adviser’s credit watch list when select events occur and will only be removed from the watch list with oversight of the Diversified Lending Investment Committee and/or other Blue Owl agent. Once an investment is on the credit watch list, the Adviser works with the borrower to resolve any financial stress through amendments, waivers or other alternatives. If a borrower defaults on its payment obligations, the Adviser’s focus shifts to capital recovery. If an investment needs to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee.

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	June 30, 2024		December 31, 2023
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$1,489,562	6.7%	$942,463	5.7%
2	20,160,596	91.0	15,378,993	92.2
3	520,625	2.3	329,859	2.0
4	8,914	—	—	—
5	6,829	—	10,778	0.1
Total	$22,186,526	100.0%	$16,662,093	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of the following periods:

	June 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$20,876,714	99.9%	$15,172,755	99.9%
Non-accrual	11,251	0.1	11,493	0.1
Total	$20,887,965	100.0%	$15,184,248	100.0%

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

Specialty Financing Portfolio Companies

Amergin

Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of June 30, 2024, our commitment to Amergin AssetCo is $228.6 million, of which $160.0 million is equity and $68.6 million is debt. Our investment in Amergin is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Amergin AssetCo.

Fifth Season Investments LLC

Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity commitment to Fifth Season. As of June 30, 2024, the fair value of our investment in Fifth Season was $268.7 million. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Fifth Season.

LSI Financing 1 DAC

LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial equity commitment to LSI Financing. As of June 30, 2024, the fair value of our investment in LSI Financing was $75.3 million and our total commitment was $219.6 million. Our investment in LSI Financing is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC.

OCIC SLF LLC

OCIC SLF LLC (f/k/a Blue Owl Credit Income Senior Loan Fund LLC) (“OCIC SLF”), a Delaware limited liability company, was formed as a wholly-owned subsidiary of the Company and commenced operations on February 14, 2022. On November 2, 2022, the Company and State Teachers Retirement System of Ohio (“OSTRS” and together with the Company, the “Members” and each, a “Member”) entered into an Amended and Restated Limited Liability Company Agreement to co-manage OCIC SLF as a joint-venture. OCIC SLF’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. The Company and OSTRS have agreed to contribute $437.5 million and $62.5 million, respectively, to OCIC SLF. The Company and OSTRS have 87.5% and 12.5% economic ownership, respectively, in OCIC SLF. Except under certain circumstances, contributions to OCIC SLF cannot be redeemed. OCIC SLF is managed by a board consisting of an equal number of representatives appointed by each Member and which acts unanimously. Investment decisions must be approved unanimously by an investment committee consisting of an equal number of representative appointed by each Member.

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

As of June 30, 2024 and December 31, 2023, OCIC SLF had total investments in senior secured debt at fair value, as determined by an independent valuation firm, of $1.62 billion and $1.15 billion, respectively. The determination of fair value is in accordance with FASB ASC 820, as amended; however, such fair value is not included in our valuation process. The following table is a summary of OCIC SLF’s portfolio as well as a listing of the portfolio investments in OCIC SLF’s portfolio as of the following periods:

($ in thousands)	June 30, 2024	December 31, 2023
Total senior secured debt investments(1)	$1,633,175	$1,157,358
Weighted average spread over base rate(1)	3.5%	3.8%
Number of portfolio companies	235	192
Largest funded investment to a single borrower(1)	$26,797	$14,420

(1)At par.

OCIC SLF LLC’s Portfolio as of June 30, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Debt Investments
Advertising and media
Fleet U.S. Bidco Inc.(5)(9)	First lien senior secured loan	SR +	3.25%	02/2031	7,249	$7,216	$7,285	2.1%
						7,216	7,285	2.1%
Aerospace and defense
American Airlines, Inc.(5)	First lien senior secured loan	SR +	2.75%	02/2028	1,960	$1,930	$1,954	0.6%
Avolon TLB Borrower 1 (US) LLC(5)	First lien senior secured loan	SR +	2.00%	06/2028	2,490	2,479	2,493	0.7%
Bleriot US Bidco, Inc.(6)	First lien senior secured loan	SR +	3.25%	10/2028	12,312	12,259	12,361	3.5%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(5)	First lien senior secured loan	SR +	3.50%	08/2028	5,492	5,492	5,508	1.4%

OCIC SLF LLC’s Portfolio as of June 30, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
KBR, Inc(5)	First lien senior secured loan	SR +	2.25%	01/2031	1,883	1,879	1,891	0.5%
Novaria Holdings, LLC(5)(9)	First lien senior secured loan	SR +	4.25%	06/2031	5,000	4,975	4,975	1.4%
Peraton Corp.(5)	First lien senior secured loan	SR +	3.75%	02/2028	12,393	12,183	12,388	3.5%
Transdigm Inc.(6)	First lien senior secured loan	SR +	2.75%	08/2028	1,980	1,978	1,983	0.6%
Transdigm Inc.(6)	First lien senior secured loan	SR +	2.75%	03/2030	2,364	2,364	2,368	0.7%
Transdigm Inc.(6)	First lien senior secured loan	SR +	2.50%	02/2031	19,877	19,865	19,917	5.7%
United Airlines, Inc.(6)	First lien senior secured loan	SR +	2.75%	02/2031	1,995	1,986	1,997	0.6%
Vertex Aerospace Services Corp. (dba V2X)(5)	First lien senior secured loan	SR +	2.75%	12/2030	5,465	5,463	5,470	1.6%
						72,853	73,305	20.8%
Automotive
Belron Finance US LLC(6)	First lien senior secured loan	SR +	2.25%	04/2029	1,241	$1,235	$1,242	0.4%
						1,235	1,242	0.4%
Automotive services
Mister Car Wash Holdings, Inc.(5)	First lien senior secured loan	SR +	3.00%	03/2031	3,143	$3,143	$3,151	0.9%
PAI Holdco, Inc.(6)	First lien senior secured loan	SR +	3.75%	10/2027	6,528	6,154	5,962	1.6%
Wand Newco 3, Inc.(5)	First lien senior secured loan	SR +	3.75%	01/2031	3,324	3,318	3,345	1.0%
						12,615	12,458	3.5%
Buildings and real estate
84 Lumber Company(5)	First lien senior secured loan	SR +	2.25%	11/2030	5,186	$5,186	$5,208	1.5%
American Builders & Contractors Supply Co., Inc.(5)	First lien senior secured loan	SR +	2.00%	01/2031	1,265	1,265	1,267	0.4%
American Residential Services, LLC(6)	First lien senior secured loan	SR +	3.50%	10/2027	6,606	6,590	6,573	1.9%
Core & Main LP(6)	First lien senior secured loan	SR +	2.25%	02/2031	4,072	4,053	4,074	1.2%
CPG International LLC(5)	First lien senior secured loan	SR +	2.50%	04/2029	4,366	4,355	4,368	1.2%
Cushman & Wakefield U.S. Borrower, LLC(5)(9)	First lien senior secured loan	SR +	2.75%	08/2025	125	124	125	—%
Cushman & Wakefield U.S. Borrower, LLC(5)	First lien senior secured loan	SR +	3.75%	01/2030	8,978	8,978	8,978	2.6%
Dodge Construction Network, LLC(6)(9)	First lien senior secured loan	SR +	4.75%	02/2029	5,194	4,508	3,792	1.1%
EMRLD Borrower LP (dba Emerson Climate Technologies, Inc.)(5)	First lien senior secured loan	SR +	2.50%	05/2030	9,210	9,200	9,201	2.6%
EMRLD Borrower LP (dba Emerson Climate Technologies, Inc.)(6)(9)	First lien senior secured loan	SR +	2.50%	06/2031	2,504	2,498	2,498	0.7%
Greystar Real Estate Partners, LLC (dba Greystar)(6)	First lien senior secured loan	SR +	3.25%	08/2030	7,943	7,851	7,883	2.2%
GYP Holdings III Corp.(5)	First lien senior secured loan	SR +	2.25%	05/2030	1,990	1,990	1,990	0.6%
Kodiak BP LLC(6)	First lien senior secured loan	SR +	3.75%	03/2028	6,435	6,404	6,451	1.8%
MIWD Holdco II LLC(5)	First lien senior secured loan	SR +	3.50%	03/2031	7,714	7,676	7,754	2.2%
Quikrete Holdings, Inc.(5)	First lien senior secured loan	SR +	2.25%	03/2029	1,980	1,980	1,980	0.6%
Quikrete Holdings, Inc.(5)	First lien senior secured loan	SR +	2.50%	04/2031	7,040	7,026	7,051	2.0%
RealPage, Inc.(5)	First lien senior secured loan	SR +	3.00%	04/2028	13,371	12,948	12,981	3.6%
Wrench Group LLC(6)	First lien senior secured loan	SR +	4.00%	10/2028	10,633	10,610	10,633	3.0%
						103,242	102,807	29.2%
Business services
ASGN, Inc.(6)	First lien senior secured loan	SR +	1.75%	08/2030	496	$496	$497	0.1%
Boxer Parent Company Inc. (f/k/a BMC)(5)	First lien senior secured loan	SR +	4.00%	12/2028	10,271	10,226	10,280	2.9%
BrightView Landscapes, LLC(5)	First lien senior secured loan	SR +	2.50%	04/2029	8,515	8,519	8,532	2.4%
Brown Group Holdings, LLC(5)	First lien senior secured loan	SR +	2.75%	06/2028	5,781	5,776	5,775	1.6%
Brown Group Holdings, LLC(5)	First lien senior secured loan	SR +	3.00%	07/2029	5,651	5,630	5,644	1.6%
Conservice Midco, LLC(5)	First lien senior secured loan	SR +	4.00%	05/2027	995	995	995	0.3%
IDEMIA Group SAS(6)	First lien senior secured loan	SR +	4.25%	09/2028	4,978	4,992	4,991	1.4%
MKS Instruments, Inc.(5)	First lien senior secured loan	SR +	2.50%	08/2029	2,016	2,012	2,016	0.7%
Packers Holdings, LLC(5)	First lien senior secured loan	SR +	3.25%	03/2028	3,908	2,761	2,112	0.6%
POLARIS PURCHASER, INC. (dba Plusgrade L.P.)(6)(9)	First lien senior secured loan	SR +	4.50%	03/2031	7,568	7,497	7,530	2.2%
Sitel Worldwide Corp.(5)	First lien senior secured loan	SR +	3.75%	08/2028	6,904	6,816	5,292	1.5%

OCIC SLF LLC’s Portfolio as of June 30, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Vestis Corp(6)	First lien senior secured loan	SR +	2.25%	02/2031	2,565	2,559	2,550	0.7%
VM Consolidated, Inc.(5)	First lien senior secured loan	SR +	2.75%	03/2028	2,093	2,093	2,102	0.6%
XPLOR T1, LLC(6)(9)	First lien senior secured loan	SR +	4.25%	06/2031	5,000	4,975	4,975	1.4%
						65,347	63,291	18.0%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(5)	First lien senior secured loan	SR +	4.75%	11/2027	7,432	$7,248	$7,391	2.1%
Axalta Coating Systems US Holdings Inc.(6)	First lien senior secured loan	SR +	2.00%	12/2029	1,583	1,582	1,585	0.5%
Blue Tree Holdings, Inc.(8)	First lien senior secured loan	P +	1.50%	03/2028	3,944	3,914	3,937	1.1%
H.B. Fuller Company(5)	First lien senior secured loan	SR +	2.00%	02/2030	992	991	992	0.3%
Ineos US Finance LLC(6)	First lien senior secured loan	SR +	3.50%	02/2030	8,447	8,430	8,413	2.4%
Ineos US Finance LLC(5)	First lien senior secured loan	SR +	3.75%	01/2031	4,000	3,962	4,006	1.0%
Ineos US Petrochem LLC(6)	First lien senior secured loan	SR +	3.75%	03/2030	5,960	5,919	5,934	1.7%
Nouryon Finance B.V.(5)(9)	First lien senior secured loan	SR +	3.50%	04/2028	10,247	10,247	10,265	2.9%
Potters(6)	First lien senior secured loan	SR +	3.75%	12/2027	1,995	1,998	2,002	0.6%
Windsor Holdings III LLC(5)	First lien senior secured loan	SR +	4.00%	08/2030	10,682	10,682	10,739	3.1%
						54,973	55,264	15.7%
Consumer products
BEP Intermediate Holdco, LLC (dba Buyers Edge Platform)(5)(9)	First lien senior secured loan	SR +	3.75%	04/2031	5,953	$5,924	$5,923	1.7%
Flexera(6)	First lien senior secured loan	SR +	3.50%	03/2028	1,247	1,247	1,250	0.4%
Olaplex, Inc.(5)	First lien senior secured loan	SR +	3.50%	02/2029	5,207	4,903	4,991	1.4%
						12,074	12,164	3.5%
Containers and packaging
Anchor Packaging, LLC(5)	First lien senior secured loan	SR +	3.75%	07/2029	6,240	$6,225	$6,236	1.8%
Berlin Packaging L.L.C.(5)	First lien senior secured loan	SR +	3.75%	06/2031	6,302	6,287	6,314	1.8%
BW Holding, Inc.(6)	First lien senior secured loan	SR +	4.00%	12/2028	7,650	7,550	6,990	2.0%
Charter NEX US, Inc.(5)	First lien senior secured loan	SR +	3.50%	12/2027	2,435	2,437	2,438	0.7%
Plaze, Inc.(5)	First lien senior secured loan	SR +	3.75%	08/2026	6,824	6,679	6,567	1.9%
Pregis Topco LLC(5)	First lien senior secured loan	SR +	4.00%	07/2026	5,969	5,950	5,966	1.7%
ProAmpac PG Borrower LLC(6)	First lien senior secured loan	SR +	4.00%	09/2028	12,191	12,192	12,210	3.5%
Ring Container Technologies Group, LLC(5)	First lien senior secured loan	SR +	3.50%	08/2028	8,617	8,497	8,661	2.5%
SupplyOne, Inc.(5)	First lien senior secured loan	SR +	4.25%	04/2031	7,339	7,267	7,343	2.1%
Tricorbraun Holdings, Inc.(5)	First lien senior secured loan	SR +	3.25%	03/2028	17,372	17,001	17,327	4.8%
						80,085	80,052	22.8%
Distribution
AI Aqua Merger Sub, Inc. (dba Culligan International)(5)	First lien senior secured loan	SR +	3.25%	07/2028	5,562	$5,549	$5,569	1.5%
AI Aqua Merger Sub, Inc. (dba Culligan International)(5)	First lien senior secured loan	SR +	4.25%	07/2028	7,980	7,752	7,986	2.3%
Aramsco, Inc.(6)	First lien senior secured loan	SR +	4.75%	10/2030	8,494	8,334	8,483	2.4%
Aramsco, Inc.(6)(10)(11)	First lien senior secured delayed draw term loan	SR +	4.75%	10/2025	—	—	—	—%
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(5)	First lien senior secured loan	SR +	4.00%	01/2027	9,741	9,740	9,736	2.8%
Dealer Tire Financial, LLC(5)(9)	First lien senior secured loan	SR +	3.75%	12/2027	5,890	5,878	5,875	1.7%
Dealer Tire Financial, LLC(5)(9)	First lien senior secured loan	SR +	3.75%	07/2031	5,000	4,975	4,988	1.4%
Foundation Building Materials, Inc.(6)	First lien senior secured loan	SR +	4.00%	11/2028	8,501	8,421	8,452	2.4%
White Cap Supply Holdings, LLC(5)	First lien senior secured loan	SR +	3.25%	10/2029	14,943	14,933	14,962	4.3%
						65,582	66,051	18.8%
Education
Renaissance Learning, Inc.(6)	First lien senior secured loan	SR +	4.25%	04/2030	11,430	$11,419	$11,414	3.2%
Severin Acquisition, LLC (dba Powerschool)(6)	First lien senior secured loan	SR +	3.00%	08/2027	8,417	8,351	8,438	2.4%
Sophia, L.P.(5)	First lien senior secured loan	SR +	3.50%	10/2029	12,658	12,654	12,706	3.6%

OCIC SLF LLC’s Portfolio as of June 30, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(6)	First lien senior secured loan	SR +	4.00%	10/2030	8,619	8,591	8,649	2.5%
						41,015	41,207	11.7%
Energy equipment and services
AMG Advanced Metallurgical Group N.V(5)	First lien senior secured loan	SR +	3.50%	11/2028	3,413	$3,404	$3,404	1.0%
AZZ Inc.(5)	First lien senior secured loan	SR +	3.25%	05/2029	9,492	9,458	9,542	2.7%
Brookfield WEC Holdings Inc.(5)	First lien senior secured loan	SR +	2.75%	01/2031	10,690	10,659	10,692	3.0%
Calpine Construction Finance Company(5)	First lien senior secured loan	SR +	2.00%	07/2030	993	986	989	0.3%
Calpine Corporation(5)	First lien senior secured loan	SR +	2.00%	01/2031	4,611	4,594	4,595	1.3%
Pike Corp.(5)	First lien senior secured loan	SR +	3.00%	01/2028	2,300	2,267	2,303	0.7%
Rockwood Service Corp.(5)	First lien senior secured loan	SR +	4.00%	01/2027	6,431	6,420	6,462	1.8%
						37,788	37,987	10.8%
Financial services
AllSpring Buyer(6)	First lien senior secured loan	SR +	4.00%	11/2028	10,391	$10,361	$10,374	3.0%
Ascensus Holdings, Inc.(5)	First lien senior secured loan	SR +	3.50%	08/2028	2,984	2,964	2,981	0.8%
Boost Newco Borrower, LLC (dba WorldPay)(6)	First lien senior secured loan	SR +	3.00%	01/2031	12,000	11,946	11,999	3.4%
Chrysaor Bidco s.à r.l. (dba AlterDomus)(5)	First lien senior secured loan	SR +	3.50%	05/2031	4,112	4,112	4,125	1.2%
Chrysaor Bidco s.à r.l. (dba AlterDomus)(5)(10)(11)	First lien senior secured delayed draw term loan	SR +	3.50%	05/2026	—	—	—	—%
Citadel Securities, LP(5)	First lien senior secured loan	SR +	2.25%	07/2030	9,919	9,923	9,944	2.8%
Citco Funding LLC(6)	First lien senior secured loan	SR +	2.75%	04/2028	9,336	9,312	9,359	2.7%
Creative Planning, LLC(5)	First lien senior secured loan	SR +	2.00%	05/2031	5,937	5,922	5,928	1.7%
Deerfield Dakota Holdings(6)	First lien senior secured loan	SR +	3.75%	04/2027	11,271	10,991	11,258	3.2%
Focus Financial Partners, LLC(5)	First lien senior secured loan	SR +	2.75%	06/2028	6,893	6,888	6,882	2.0%
Grant Thornton Advisors LLC(6)	First lien senior secured loan	SR +	3.25%	06/2031	4,941	4,941	4,954	1.4%
Guggenheim Partners Investment Management Holdings, LLC(6)	First lien senior secured loan	SR +	3.25%	12/2029	4,925	4,853	4,947	1.4%
Harbourvest Partners, L.P.(6)	First lien senior secured loan	SR +	2.50%	04/2030	2,385	2,366	2,385	0.7%
Jane Street Group, LLC(5)	First lien senior secured loan	SR +	2.50%	01/2028	6,304	6,297	6,296	1.8%
Janus International Group, LLC(5)	First lien senior secured loan	SR +	2.50%	08/2030	4,800	4,800	4,818	1.4%
Kestra Advisor Services Holdings A Inc(5)	First lien senior secured loan	SR +	4.00%	03/2031	6,571	6,556	6,588	1.9%
MARINER WEALTH ADVISORS, LLC(5)	First lien senior secured loan	SR +	3.00%	08/2028	6,191	6,196	6,180	1.8%
OneDigital Borrower LLC(5)	First lien senior secured loan	SR +	4.25%	11/2027	10,747	10,768	10,708	3.0%
OneDigital Borrower LLC(5)	First lien senior secured loan	SR +	3.25%	06/2031	16,049	15,994	15,979	4.5%
Saphilux S.a.r.L. (dba IQ-EQ)(7)(9)	First lien senior secured loan	SR +	4.00%	07/2028	10,448	10,448	10,500	3.0%
Teneo Holdings LLC(5)	First lien senior secured loan	SR +	4.75%	03/2031	12,843	12,717	12,860	3.6%
TMF Sapphire Bidco B.V.(6)	First lien senior secured loan	SR +	4.00%	05/2028	2,488	2,488	2,489	0.7%
						160,843	161,554	46.0%
Food and beverage
1011778 BC / NEW RED FIN (dba Restaurant Brands)(5)	First lien senior secured loan	SR +	1.75%	09/2030	4,883	$4,890	$4,865	1.4%
Aramark Services, Inc.(5)	First lien senior secured loan	SR +	2.00%	06/2030	990	990	990	0.3%
Aspire Bakeries Holdings, LLC(5)	First lien senior secured loan	SR +	4.25%	12/2030	4,988	4,941	4,991	1.4%
Balrog Acquisition, Inc. (dba Bakemark)(5)	First lien senior secured loan	SR +	4.00%	09/2028	10,819	10,713	10,764	3.1%
Fiesta Purchaser, Inc.(5)	First lien senior secured loan	SR +	4.00%	02/2031	8,498	8,427	8,550	2.4%
Pegasus BidCo B.V.(6)	First lien senior secured loan	SR +	3.75%	07/2029	11,729	11,733	11,783	3.3%
Simply Good Foods USA, Inc.(5)	First lien senior secured loan	SR +	2.50%	03/2027	5,422	5,407	5,429	1.5%
Utz Quality Foods, LLC(5)	First lien senior secured loan	SR +	2.75%	01/2028	2,888	2,888	2,894	0.8%
Whatabrands LLC (dba Whataburger Restaurants LLC)(6)	First lien senior secured loan	SR +	2.75%	08/2028	1,990	1,990	1,989	0.6%
						51,979	52,255	14.8%

OCIC SLF LLC’s Portfolio as of June 30, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity

Healthcare equipment and services
Agiliti Health(6)	First lien senior secured loan	SR +	3.00%	05/2030	4,841	$4,805	$4,817	1.4%
Azalea TopCo, Inc. (dba Press Ganey)(5)	First lien senior secured loan	SR +	3.50%	04/2031	6,535	6,471	6,528	1.9%
Confluent Medical Technologies, Inc.(6)(9)	First lien senior secured loan	SR +	3.75%	02/2029	9,615	9,503	9,591	2.7%
Curium BidCo S.A.R.L (dba Curium Pharma)(6)	First lien senior secured loan	SR +	4.00%	07/2029	7,010	7,012	7,031	2.0%
Dermatology Intermediate Holdings III, Inc.(6)	First lien senior secured loan	SR +	4.25%	03/2029	13,845	13,701	13,393	3.8%
Medline Borrower, LP(5)	First lien senior secured loan	SR +	2.75%	10/2028	928	928	930	0.3%
Natus Medical, Inc.(6)(9)	First lien senior secured loan	SR +	5.50%	07/2029	4,433	4,172	4,333	1.2%
Nexstar Broadcasting, Inc.(5)	First lien senior secured loan	SR +	2.50%	09/2026	3,800	3,801	3,807	1.1%
Resonetics, LLC(5)	First lien senior secured loan	SR +	3.75%	06/2031	8,571	8,550	8,582	2.4%
Zest Acquisition Corp.(6)(9)	First lien senior secured loan	SR +	5.50%	02/2028	10,388	10,156	10,440	3.0%
						69,099	69,452	19.8%
Healthcare providers and services
Concentra(6)(9)	First lien senior secured loan	SR +	2.25%	06/2031	4,559	$4,553	$4,553	1.2%
Covetrus, Inc.(6)	First lien senior secured loan	SR +	5.00%	10/2029	9,381	8,918	9,051	2.6%
HAH Group Holding Company LLC (dba Help at Home)(5)	First lien senior secured loan	SR +	5.00%	10/2027	3,781	3,754	3,790	1.1%
HAH Group Holding Company LLC (dba Help at Home)(5)	First lien senior secured loan	SR +	5.00%	10/2022	478	475	480	0.1%
HAH Group Holding Company LLC (dba Help at Home)(5)(9)	First lien senior secured loan	SR +	5.00%	10/2027	6,953	6,932	6,970	2.0%
Inception Finco S.à.r.l (dba IVI RMA)(6)	First lien senior secured loan	SR +	4.50%	03/2031	5,571	5,544	5,603	1.6%
Inizio Group Limited (dba UDG Healthcare)(6)	First lien senior secured loan	SR +	4.25%	08/2028	4,731	4,692	4,719	1.3%
LSCS Holdings, Inc.(5)	First lien senior secured loan	SR +	4.50%	12/2028	11,310	11,126	11,162	3.2%
Pacific Dental Services, LLC(5)	First lien senior secured loan	SR +	3.25%	03/2031	7,766	7,748	7,771	2.2%
Pediatric Associates Holding Company, LLC(5)(9)	First lien senior secured loan	SR +	4.50%	12/2028	3,005	2,868	2,975	0.8%
Pediatric Associates Holding Company, LLC(5)	First lien senior secured loan	SR +	3.25%	12/2028	7,838	7,501	7,561	2.2%
Phoenix Guarantor Inc(5)	First lien senior secured loan	SR +	3.25%	02/2031	12,228	12,111	12,190	3.5%
Phoenix Newco, Inc. (dba Parexel)(5)	First lien senior secured loan	SR +	3.25%	11/2028	7,331	7,138	7,343	2.1%
Physician Partners, LLC(7)	First lien senior secured loan	SR +	4.00%	12/2028		11,282	8,433	2.4%
Radnet(6)	First lien senior secured loan	SR +	2.50%	04/2031	2,483	2,465	2,482	0.7%
Select Medical Corp.(5)	First lien senior secured loan	SR +	3.00%	03/2027	2,872	2,861	2,871	0.8%
Soliant Lower Intermediate, LLC (dba Soliant)(5)	First lien senior secured loan	SR +	3.75%	06/2031	8,252	8,170	8,231	2.3%
Surgery Center Holdings, Inc.(5)	First lien senior secured loan	SR +	3.50%	12/2030	3,416	3,416	3,421	1.0%
Team Services Group, LLC(7)(9)	First lien senior secured loan	SR +	5.00%	12/2027	6,211	6,182	6,196	1.8%
						117,736	115,802	32.9%
Healthcare technology
Bracket Intermediate Holding Corp.(6)	First lien senior secured loan	SR +	5.00%	05/2028	9,786	$9,660	$9,814	2.8%
Certara(6)(9)	First lien senior secured loan	SR +	3.00%	06/2031	815	813	815	0.2%
Cotiviti, Inc.(5)	First lien senior secured loan	SR +	3.25%	05/2031	7,315	7,280	7,270	2.1%
Ensemble RCM, LLC(6)	First lien senior secured loan	SR +	3.00%	08/2029	10,413	10,346	10,370	2.9%
Gainwell Acquisition Corp.(6)	First lien senior secured loan	SR +	4.00%	10/2027	2,300	2,248	2,224	0.6%
GHX Ultimate Parent Corporation (dba Global Healthcare Exchange)(6)(9)	First lien senior secured loan	SR +	4.00%	06/2027	5,955	5,950	5,985	1.7%
Imprivata, Inc.(6)	First lien senior secured loan	SR +	3.50%	12/2027	8,853	8,853	8,886	2.5%
IQVIA, Inc.(6)	First lien senior secured loan	SR +	2.00%	01/2031	995	995	998	0.3%
PointClickCare Technologies Inc.PointClickCare Technologies Inc(6)	First lien senior secured loan	SR +	3.00%	12/2027	1,980	1,980	1,987	0.6%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(5)	First lien senior secured loan	SR +	3.50%	03/2028	7,441	7,409	7,450	2.1%
R1 RCM Inc.(5)	First lien senior secured loan	SR +	3.00%	06/2029	6,753	6,700	6,766	2.0%

OCIC SLF LLC’s Portfolio as of June 30, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Waystar Technologies, Inc. (F/K/A Navicure, Inc.)(6)	First lien senior secured loan	SR +	3.00%	10/2029	7,079	7,079	7,079	2.0%
Zelis Cost Management Buyer, Inc.(5)	First lien senior secured loan	SR +	2.75%	09/2029	10,875	10,833	10,863	3.1%
						80,146	80,507	22.9%
Household products
Samsonite International S.A.(5)	First lien senior secured loan	SR +	2.00%	06/2030	1,985	$1,980	$1,989	0.6%
						1,980	1,989	0.6%
Human resource support services
AQ Carver Buyer, Inc. (dba CoAdvantage)(6)	First lien senior secured loan	SR +	5.50%	08/2029	7,541	$7,498	$7,562	2.2%
Cast & Crew Payroll, LLC(5)	First lien senior secured loan	SR +	3.75%	02/2029	3,990	3,970	3,989	1.1%
iSolved, Inc.(5)	First lien senior secured loan	SR +	3.50%	10/2030	7,484	7,484	7,491	2.1%
UKG Inc.(5)	First lien senior secured loan	SR +	3.25%	02/2031	10,540	10,534	10,575	3.0%
						29,486	29,617	8.4%
Infrastructure and environmental services
Gulfside Supply, Inc. (dba Gulfeagle Supply)(5)(9)	First lien senior secured loan	SR +	3.00%	06/2031	2,996	$2,988	$2,988	0.8%
Madison IAQ, LLC(5)	First lien senior secured loan	SR +	2.75%	06/2028	5,590	5,590	5,591	1.7%
Osmose Utilities Services, Inc.(5)	First lien senior secured loan	SR +	3.25%	06/2028	5,819	5,489	5,774	1.6%
						14,067	14,353	4.1%
Insurance
Acrisure, LLC(6)	First lien senior secured loan	SR +	3.25%	11/2030	12,754	$12,743	$12,730	3.6%
Ardonagh Midco 3 PLC(5)(9)	First lien senior secured loan	SR +	3.75%	02/2031	13,730	13,661	13,661	3.9%
AssuredPartners, Inc.(5)	First lien senior secured loan	SR +	3.50%	02/2031	13,045	13,021	13,071	3.7%
Broadstreet Partners, Inc.(5)	First lien senior secured loan	SR +	3.25%	06/2031	10,157	10,146	10,125	2.9%
Hub International(6)	First lien senior secured loan	SR +	3.25%	06/2030	2,993	2,990	2,998	0.9%
Hyperion Refinance S.a.r.l (dba Howden Group)(5)	First lien senior secured loan	SR +	4.00%	04/2030	5,297	5,166	5,300	1.5%
Hyperion Refinance S.a.r.l (dba Howden Group)(5)	First lien senior secured loan	SR +	3.50%	02/2031	10,548	10,502	10,563	3.0%
IMA Financial Group, Inc.(5)	First lien senior secured loan	SR +	3.25%	11/2028	7,191	7,172	7,188	2.0%
Mitchell International, Inc.(5)	First lien senior secured loan	SR +	3.25%	06/2031	5,000	4,975	4,950	1.4%
Truist Insurance Holdings, LLC(6)	First lien senior secured loan	SR +	3.25%	05/2031	7,357	7,340	7,364	2.1%
USI, Inc.(6)	First lien senior secured loan	SR +	2.75%	09/2030	7,571	7,571	7,568	2.2%
						95,287	95,518	27.2%
Internet software and services
Applied Systems, Inc.(6)	First lien senior secured loan	SR +	3.50%	02/2031	1,000	$999	$1,007	0.3%
Barracuda Parent, LLC(7)	First lien senior secured loan	SR +	4.50%	08/2029	10,441	10,097	10,414	3.0%
Cloud Software Group, Inc.(6)	First lien senior secured loan	SR +	4.00%	03/2029	4,975	4,975	4,967	1.4%
Cloud Software Group, Inc.(6)	First lien senior secured loan	SR +	4.50%	03/2031	8,211	8,150	8,227	2.3%
Dayforce Inc(5)	First lien senior secured loan	SR +	2.50%	03/2031	7,685	7,667	7,685	2.2%
Delta TopCo, Inc. (dba Infoblox, Inc.)(6)	First lien senior secured loan	SR +	3.50%	11/2029	8,853	8,831	8,846	2.5%
E2open, LLC(5)	First lien senior secured loan	SR +	3.50%	02/2028	8,297	8,208	8,322	2.4%
Epicor(5)	First lien senior secured loan	SR +	3.25%	05/2031	2,730	2,723	2,740	0.8%
Epicor(6)(10)(11)	First lien senior secured delayed draw term loan	SR +	3.25%	05/2027	—	—	—	—%
HomeServe USA Holding Corp.(5)	First lien senior secured loan	SR +	2.50%	10/2030	5,486	5,486	5,497	1.6%
Infinite Bidco LLC(6)	First lien senior secured loan	SR +	3.75%	03/2028	5,043	4,912	4,823	1.4%
McAfee Corp.(5)	First lien senior secured loan	SR +	3.25%	03/2029	7,496	7,496	7,478	2.1%
MeridianLink, Inc.(6)	First lien senior secured loan	SR +	2.75%	11/2028	4,807	4,807	4,813	1.4%
Mitnick Corporate Purchaser, Inc.(6)	First lien senior secured loan	SR +	4.50%	05/2029	7,842	7,418	7,246	2.1%
Perforce Software, Inc.(5)	First lien senior secured loan	SR +	3.75%	07/2026	3,219	3,116	3,206	0.9%
Project Alpha Intermediate Holding, Inc. (dba Qlik)(6)	First lien senior secured loan	SR +	3.75%	10/2030	10,973	10,973	10,998	3.1%
Project Sky Merger Sub, Inc.(5)	First lien senior secured loan	SR +	3.75%	10/2028	8,272	8,241	8,252	2.3%
Proofpoint, Inc.(5)	First lien senior secured loan	SR +	3.00%	08/2028	12,381	12,381	12,386	3.5%

OCIC SLF LLC’s Portfolio as of June 30, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Quartz Acquireco, LLC (dba Qualtrics)(6)	First lien senior secured loan	SR +	2.75%	06/2030	8,987	8,987	8,987	2.6%
Sedgwick Claims Management Services, Inc.(5)	First lien senior secured loan	SR +	3.75%	02/2028	13,068	13,035	13,067	3.7%
SONICWALL US Holdings, Inc.(6)	First lien senior secured loan	SR +	5.00%	05/2028	9,726	9,453	9,555	2.7%
Sophos Holdings, LLC(5)	First lien senior secured loan	SR +	3.50%	03/2027	10,384	10,250	10,392	2.9%
SS&C(5)	First lien senior secured loan	SR +	2.00%	05/2031	5,104	5,104	5,109	1.5%
The Dun & Bradstreet Corporation(5)	First lien senior secured loan	SR +	2.75%	01/2029	4,416	4,416	4,416	1.3%
UST Holdings, Ltd.(5)	First lien senior secured loan	SR +	3.50%	11/2028	9,243	9,227	9,243	2.6%
Vertiv Group Corp.(5)	First lien senior secured loan	SR +	2.00%	03/2027	516	516	517	0.1%
VIRTUSA CORPORATION(5)	First lien senior secured loan	SR +	3.25%	02/2029	2,377	2,377	2,381	0.7%
VS Buyer LLC(5)	First lien senior secured loan	SR +	3.25%	04/2031	11,069	11,043	11,083	3.2%
Webpros Luxembourg Sarl(5)	First lien senior secured loan	SR +	4.00%	03/2031	6,840	6,824	6,840	1.9%
						197,712	198,497	56.5%
Investment funds and vehicle
Finco I, LLC(6)	First lien senior secured loan	SR +	3.00%	06/2029	7,798	$7,809	$7,819	2.2%
First Eagle Investments Management LLC(6)	First lien senior secured loan	SR +	3.00%	03/2029	8,732	8,623	8,685	2.5%
Grosvenor(5)	First lien senior secured loan	SR +	2.25%	02/2030	5,294	5,294	5,284	1.5%
						21,726	21,788	6.2%
Leisure and entertainment
Delta 2 (Lux) SARL (dba Formula One)(6)	First lien senior secured loan	SR +	2.25%	01/2030	1,500	$1,496	$1,502	0.4%
						1,496	1,502	0.4%
Manufacturing
Altar Bidco, Inc.(5)	First lien senior secured loan	SR +	3.10%	02/2029	4,691	$4,518	$4,681	1.3%
Chariot Buyer LLC(5)	First lien senior secured loan	SR +	3.50%	11/2028	5,985	5,962	5,998	1.7%
Columbus McKinnon Corp.(6)	First lien senior secured loan	SR +	2.50%	05/2028	430	430	433	0.2%
DXP Enterprises, Inc.(7)	First lien senior secured loan	SR +	4.75%	10/2030	10,356	10,205	10,407	3.0%
Engineered Machinery Holdings, Inc. (dba Duravant)(6)	First lien senior secured loan	SR +	3.75%	05/2028	11,479	11,406	11,515	3.3%
Entegris, Inc.(6)	First lien senior secured loan	SR +	1.75%	07/2029	497	497	497	0.1%
Filtration Group Corporation(5)	First lien senior secured loan	SR +	3.50%	10/2028	7,920	7,903	7,953	2.3%
Gates Global LLC(5)	First lien senior secured loan	SR +	3.00%	11/2029	3,459	3,434	3,461	1.0%
Gloves Buyer, Inc. (dba Protective Industrial Products)(5)	First lien senior secured loan	SR +	4.00%	12/2027	3,000	2,993	2,981	0.8%
Pro Mach Group, Inc.(5)	First lien senior secured loan	SR +	3.50%	08/2028	13,387	13,211	13,444	3.8%
Refficiency Holdings, LLC (dba Legence)(5)	First lien senior secured loan	SR +	3.50%	12/2027	11,716	11,689	11,714	3.3%
STS Operating, Inc.(6)	First lien senior secured loan	SR +	4.00%	03/2031	9,548	9,501	9,563	2.7%
Summit Materials, LLC(6)	First lien senior secured loan	SR +	2.50%	01/2029	2,993	2,986	3,011	0.9%
Watlow Electric Manufacturing Company(6)	First lien senior secured loan	SR +	3.75%	03/2028	10,255	10,147	10,232	2.9%
Zekelman Industries Inc. (dba Zekelman Industries)(5)	First lien senior secured loan	SR +	2.25%	01/2031	6,700	6,684	6,703	1.9%
						101,566	102,593	29.2%
Pharmaceuticals
Fortrea Holdings Inc.(5)	First lien senior secured loan	SR +	3.75%	07/2030	3,085	$3,085	$3,082	0.9%
						3,085	3,082	0.9%
Professional services
Apex Group Treasury, LLC(6)	First lien senior secured loan	SR +	3.75%	07/2028	4,863	$4,719	$4,863	1.4%
Apex Group Treasury, LLC(6)(9)	First lien senior secured loan	SR +	5.00%	07/2028	7,195	6,996	7,195	2.0%
Arsenal AIC Parent, LLC (dba Arconic)(5)	First lien senior secured loan	SR +	3.75%	08/2030	7,202	7,203	7,237	2.1%
Camelot U.S. Acquisition 1 Co.(5)	First lien senior secured loan	SR +	2.75%	01/2031	4,791	4,780	4,797	1.3%
Corporation Service Company(5)	First lien senior secured loan	SR +	2.75%	11/2029	1,583	1,580	1,585	0.5%
Element Solutions, Inc.(6)	First lien senior secured loan	SR +	2.00%	12/2030	995	993	996	0.2%
Genuine Financial Holdings, LLC(6)	First lien senior secured loan	SR +	4.00%	09/2030	6,617	6,561	6,587	1.9%

OCIC SLF LLC’s Portfolio as of June 30, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Omnia Partners, LLC(6)	First lien senior secured loan	SR +	3.25%	07/2030	10,691	10,687	10,688	3.0%
Red Ventures, LLC(5)	First lien senior secured loan	SR +	3.00%	03/2030	5,313	5,301	5,247	1.5%
Skopima Merger Sub Inc.(5)	First lien senior secured loan	SR +	4.00%	05/2028	8,679	8,457	8,666	2.5%
Sovos Compliance, LLC(5)	First lien senior secured loan	SR +	4.50%	08/2028	13,372	13,059	13,255	3.8%
Thevelia (US) LLC(6)	First lien senior secured loan	SR +	3.75%	06/2029	4,980	4,995	5,002	1.4%
Vistage Worldwide, Inc.(6)(9)	First lien senior secured loan	SR +	4.75%	07/2029		9,596	9,727	2.8%
						84,927	85,845	24.4%
Telecommunications
Cable One, Inc.(5)	First lien senior secured loan	SR +	2.00%	05/2028	4,755	$4,743	$4,666	1.4%
Ciena Corp.(6)	First lien senior secured loan	SR +	2.00%	10/2030	995	993	998	0.3%
Cogeco Communications (USA) II L.P.(5)	First lien senior secured loan	SR +	2.50%	09/2028	4,447	4,403	4,293	1.2%
Zayo Group Holdings, Inc.(5)	First lien senior secured loan	SR +	4.33%	03/2027	9,775	8,131	8,580	2.4%
						18,270	18,537	5.3%
Transportation
Echo Global Logistics, Inc.(5)	First lien senior secured loan	SR +	3.75%	11/2028	4,119	$4,062	$4,063	1.3%
Genesee & Wyoming Inc.(6)	First lien senior secured loan	SR +	2.00%	04/2031	5,398	5,371	5,390	1.5%
KKR Apple Bidco, LLC(5)	First lien senior secured loan	SR +	3.50%	09/2028	2,187	2,183	2,190	0.6%
Uber Technologies, Inc.(6)	First lien senior secured loan	SR +	2.75%	3/4/2030	1,572	1,568	1,578	0.4%
						13,184	13,221	3.8%
Total Debt Investments						$1,616,614	$1,619,225	460.7%
Total Investments						$1,616,614	$1,619,225	460.7%

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
(5)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2024 was 5.34%.
(6)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2024 was 5.32%.
(7)The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2024 was 5.25%.
(8)The interest rate on these investments is subject to Prime, which as of June 30, 2024 was 8.50%.
(9)Level 3 investment.
(10)Position or portion thereof is an unfunded loan commitment.
(11)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.

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

Below is selected balance sheet information for OCIC SLF as of the following periods:

($ in thousands)	June 30, 2024	December 31, 2023
Assets
Investments at fair value (amortized cost of $1,616,614 and $1,133,987, respectively)	$1,619,225	$1,147,314
Cash	103,180	102,559
Interest receivable	5,568	4,160
Receivable due on investments sold	1,531	14,593
Total Assets	$1,729,504	$1,268,626
Liabilities
Debt (net of unamortized debt issuance costs of $7,857 and $8,292, respectively)	$1,189,816	$861,928
Payable for investments purchased	140,421	73,821
Interest payable	28,906	10,260
Distribution payable	17,613	9,546
Accrued expenses and other liabilities	1,135	567
Total Liabilities	$1,377,891	$956,122
Members’ Equity
Members’ Equity	351,613	312,504
Total Members’ Equity	351,613	312,504
Total Liabilities and Members’ Equity	$1,729,504	$1,268,626

Below is selected statement of operations information for OCIC SLF for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Investment Income
Interest income	$41,775	$17,609	$73,543	$30,790
Total Investment Income	41,775	17,609	73,543	30,790
Operating Expenses
Interest expense	24,582	7,824	43,887	13,718
Professional fees	236	170	366	360
Other general and administrative	310	146	613	275
Total Operating Expenses	25,128	8,140	44,866	14,353
Net Investment Income	$16,647	$9,469	$28,677	$16,437
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	(8,214)	1,656	(10,716)	5,319
Net realized gain (loss) on investments	1,009	2	666	16
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	(7,205)	1,658	(10,050)	5,335
Net Increase in Members’ Equity Resulting from Operations	$9,442	$11,127	$18,627	$21,772

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
On August 8, 2023, OCIC JV WH IV Ltd., an exempt company based in the Cayman Islands and wholly-owned subsidiary of OCIC SLF, joined, as borrower into the Bank of America Facility. In connection with the takeout of the Wise CLO 2024-1 CLO, certain of the assets held by OCIC JV WH IV Ltd. were transferred via a master participation agreement to OCIC JV WH VI Ltd.

On December 28, 2023, OCIC JV WH VI Ltd., an exempt company based in the Cayman Islands and wholly-owned subsidiary of OCIC SLF, joined into the Bank of America Facility. The Bank of America Facility was transferred to the newly created Blue Owl Credit SLF LLC. entity on June 5th, 2024.

RBC Facility
On October 14, 2022, ORCIC JV WH II LLC, a Delaware limited liability company and wholly-owned subsidiary of OCIC SLF, entered into an up to $500 million revolving loan facility among the lenders party thereto, and Royal Bank of Canada (the “RBC Facility”). The maturity date of the credit facility is October 14, 2032. On November 10, 2023, OCIC JV WH V Ltd., a Delaware limited liability company and wholly-owned subsidiary of OCIC SLF, joined, as borrower, into the RBC Facility.
In connection with the takeout of the Wise CLO 2023-2 CLO, certain of the assets held by ORCIC JV WH II LLC were transferred via a master participation agreement to OCIC JV WH V Ltd. The Facility was terminated on June 5th, 2024.
Wells Fargo Facility
On June 30, 2023, ORCIC JV WH III LLC, a Delaware limited liability company and wholly-owned subsidiary of OCIC SLF, entered into an up to $200 million revolving loan facility among the lenders party thereto, and Wells Fargo Bank, N.A. (the “Wells Fargo Facility”). The maturity date of the credit facility is June 30, 2026. As of June 30, 2024, there was $197.7 million outstanding under the Wells Fargo Facility.
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

The below table represents the components of interest expense for OCIC SLF for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$40,827	$7,584	$22,019	$13,241
Amortization of debt issuance costs	3,059	240	2,563	477
Total Interest Expense	$43,886	$7,824	$24,582	$13,718
Average interest rate	7.7%	6.7%	7.6%	6.5%
Average daily borrowings	$1,078,508	$456,307	$1,173,159	$412,160

Results of Operations

The following table represents the operating results for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Total Investment Income	$626,043	$364,195	$1,154,200	$669,607
Less: Operating Expenses	279,762	171,195	532,994	310,937
Net Investment Income (Loss) Before Taxes	346,281	193,000	621,206	358,670
Less: Income taxes, including excise taxes	2,464	1,407	3,263	1,502
Net Investment Income (Loss) After Taxes	343,817	191,593	617,943	357,168
Net realized gain (loss)	(1,117)	(2,661)	(4,488)	(7,238)
Net change in unrealized gain (loss)	(24,310)	14,223	(22,695)	78,258
Net Increase (Decrease) in Net Assets Resulting from Operations	$318,390	$203,155	$590,760	$428,188

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the three and six months ended June 30, 2024, our net asset value per share increased, primarily driven by earnings in excess of dividends paid. For the three and six months ended June 30, 2023, our net asset value per share increased, primarily driven by market spreads tightening.

Investment Income

The following table represents investment income for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Investment income
Interest income	$547,886	$310,981	$1,009,938	$574,243
PIK interest income	31,284	17,885	58,846	32,962
Dividend income	24,635	14,486	40,476	20,583
PIK dividend income	14,767	16,432	32,018	34,402
Other income	7,471	4,411	12,922	7,417
Total Investment Income	$626,043	$364,195	$1,154,200	$669,607

For the Three Months ended June 30, 2024 and 2023

Investment income increased to $626.0 million for the three months ended June 30, 2024 from $364.2 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $12.13 billion as of June 30, 2023 to $21.14 billion as of June 30, 2024. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Income generated from these fees was $44.4 million for the three months ended June 30, 2024 and $1.5 million for the three months ended June 30, 2023. For the three months ended June 30, 2024, PIK interest and PIK dividend income earned was $31.3 million and $14.8 million, respectively. PIK interest and PIK dividend income represented approximately 5.0% and 2.4% of total investment income for the three months ended June 30, 2024, respectively. For the three months ended June 30, 2023, PIK interest and PIK dividend income earned was $17.9 million and $16.4 million, respectively. PIK interest and PIK dividend income represented approximately 4.9% and 4.5% of total investment income for the three months ended June 30, 2023, respectively. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing or as a result of episodic amendments made to the terms of our existing debt investments. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

For the Six Months ended June 30, 2024 and 2023

Investment income increased to $1.15 billion for the six months ended June 30, 2024 from $669.6 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $12.13 billion as of June 30, 2023 to $21.14 billion as of June 30, 2024. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Income generated from these fees was $57.6 million for the six months ended June 30, 2024 and $1.6 million for the six months ended June 30, 2023. For the six months ended June 30, 2024, PIK interest and PIK dividend income earned was $58.8 million and $32.1 million, respectively. PIK interest and PIK dividend income represented approximately 5.1% and 2.8% of total investment income for the six months ended June 30, 2024, respectively. For the six months ended June 30, 2023, PIK interest and PIK dividend income earned was $33.0 million and $34.4 million, respectively. PIK interest and PIK dividend income represented approximately 4.9% and 5.2% of total investment income for the six months ended June 30, 2023, respectively. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing or as a result of episodic amendments made to the terms of our existing debt investments. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

Expenses

The following table represents expenses for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Offering costs	$1,443	$324	2,694	937
Interest expense	182,950	114,551	352,366	204,146
Management fees	32,969	18,855	61,488	35,796
Performance based incentive fees	45,485	27,571	84,395	51,247
Professional fees	5,085	3,146	10,701	5,914
Directors’ fees	320	259	646	524
Shareholder servicing fees	8,607	4,893	16,019	9,220
Other general and administrative	2,903	1,596	4,685	3,153
Total operating expenses	$279,762	$171,195	$532,994	$310,937

For the Three Months Ended June 30, 2024 and 2023

Total operating expenses increased to $279.8 million for the three months ended June 30, 2024 from $171.2 million for the same period prior year primarily due to increases in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in the net asset value of the fund. The increase in incentive fees was due to higher pre-incentive fee net investment income earned during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase in interest expense was driven by an increase in average daily borrowings to $9.06 billion from $6.22 billion period over period, as well as an increase in the average interest rate to 7.7% from 6.9% period over period. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

For the Six Months Ended June 30, 2024 and 2023

Total operating expenses increased to $533.0 million for the six months ended June 30, 2024 from $310.9 million for the same period prior year primarily due to increases in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in the net asset value of the fund. The increase in incentive fees was due to higher pre-incentive fee net investment income earned during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in interest expense was driven by an increase in average daily borrowings to $8.66 billion from $5.90 billion period over period, as well as an increase in the average interest rate to 7.6% from 6.6% period over period. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

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

For the three and six months ended June 30, 2024, we recorded U.S. federal excise tax of $2.5 million and $3.3 million, respectively. For the three and six months ended June 30, 2023, we recorded U.S. federal excise tax of $1.4 million and $1.5 million, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2024 we recorded a net tax benefit of approximately $1 thousand and $10 thousand for taxable subsidiaries. For the three and six months ended June 30, 2023 we recorded a net tax benefit of approximately $1 thousand and $2 thousand for taxable subsidiaries.

The Company recorded net deferred tax asset of $8 thousand and net deferred tax liability of $5 thousand as of June 30, 2024 and June 30, 2023, respectively, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests.

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

Net Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The below table represents the net unrealized gains (losses) on our investment portfolio for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(28,617)	$12,502	$(32,688)	$73,156
Non-controlled, affiliated investments	1,391	50	2,734	49
Controlled, affiliated investments	2,334	1,462	6,960	4,713
Translation of assets and liabilities in foreign currencies	582	209	291	347
Income tax (provision) benefit	—	—	8	(7)
Net change in unrealized gain (loss)	$(24,310)	$14,223	$(22,695)	$78,258

For the Three Months ended June 30, 2024 and 2023

For the three months ended June 30, 2024, the net unrealized loss was primarily driven by market conditions compared to March 31, 2024. As of June 30, 2024, the fair value of our debt investments as a percentage of principal was 98.8%, as compared to 98.7% as of March 31, 2024.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended June 30, 2024 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Physician Partners, LLC	$(33.3)
Fifth Season Investments LLC(2)	16.6
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(1)	(9.5)
EOS Finco S.A.R.L	(8.1)
Rushmore Investment III LLC (dba Winland Foods)	7.1
Asurion, LLC	(5.9)
Ivanti Software, Inc.	(5.2)
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)	(4.5)
Associations, Inc.	(4.3)
Fiesta Purchaser, Inc. (dba Shearer's Foods)	4.1
Remaining portfolio companies	18.1
Total	$(24.9)

(1)Portfolio company is a controlled, affiliated investment.
(2)Portfolio company is a non-controlled, affiliated investment.

For the three months ended June 30, 2023, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to March 31, 2023. The primary drivers of our portfolio’s unrealized gains were current market conditions as compared to March 31, 2023.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended June 30, 2023 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Packers Holdings, LLC	$(4.8)
Aruba Investments Holdings LLC (dba Angus Chemical Company)	(4.4)
Rhea Parent, Inc.	3.9
Picard Holdco, Inc.	(3.8)
Delta TopCo, Inc. (dba Infoblox, Inc.)	3.0
Covetrus, Inc.	(2.6)
CoreLogic Inc.	2.6

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Olaplex, Inc.	2.1
Asurion, LLC	2.0
Foundation Consumer Brands, LLC	1.8
Remaining portfolio companies	14.2
Total	$14.0

For the six months ended June 30, 2024, the net unrealized loss was primarily driven by market conditions as compared to December 31, 2023. As of June 30, 2024, the fair value of our debt investments as a percentage of principal was 98.8%, as compared to 98.6% as of December 31, 2023.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the six months ended June 30, 2024 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Fifth Season Investments LLC(2)	$9.2
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(1)	(6.8)
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)	(6.4)
Asurion, LLC	6.3
Ivanti Software, Inc.	(6.1)
Rushmore Investment III LLC (dba Winland Foods)	5.3
Associations, Inc.	(5.0)
Pediatric Associates Holding Company, LLC	4.8
Physician Partners, LLC	(4.6)
Covetrus, Inc.	(4.1)
Remaining portfolio companies	(15.6)
Total	$(23.0)

(1)Portfolio company is a controlled, affiliated investment.
(2)Portfolio company is a non-controlled, affiliated investment.

For the six months ended June 30, 2023, the net unrealized loss was primarily driven by a decrease in the fair value of our investments as compared to December 31, 2022. The primary drivers of our portfolio’s unrealized losses were current market conditions, including public market volatility, and credit spreads widening across the broader markets as compared to December 31, 2022.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the six months ended June 30, 2023 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Asurion, LLC	$9.8
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(1)	4.7
Walker Edison Furniture Company LLC	4.5
Rhea Parent, Inc.	4.4
Aruba Investments Holdings LLC (dba Angus Chemical Company)	(4.3)
Athenahealth Group Inc.	3.9
Packers Holdings, LLC	(3.7)
Picard Holdco, Inc.	(3.7)
Dealer Tire, LLC	3.5
CoreLogic Inc.	3.3

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Remaining portfolio companies	55.5
Total	$77.9

(1)Portfolio company is a controlled, affiliated investment.
(2)Portfolio company is a non-controlled, affiliated investment.
Net Realized Gains (Losses)

The table below represents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Net realized gain (loss) on investments	$(14)	$(2,601)	$(3,434)	$(7,178)
Net realized gain (loss) on foreign currency transactions	(1,103)	(60)	(1,054)	(60)
Net realized gain (loss)	$(1,117)	$(2,661)	$(4,488)	$(7,238)

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

As of June 30, 2024 and December 31, 2023, our asset coverage ratios were 209% and 209%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of June 30, 2024, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2024 we had $1.48 billion available under our credit facilities.

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

As of June 30, 2024, we had $539.7 million in cash. During the six months ended June 30, 2024, we used $4.60 billion in cash for operating activities, primarily as a result of funding portfolio investments of $7.56 billion, partially offset by sales and repayments of portfolio investments of $2.17 billion and other operating activities of $0.79 billion. Lastly, cash provided by financing activities was $4.72 billion during the period, which was the result of proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $2.29 billion, and proceeds from the issuance of shares of $2.97 billion, partially offset by $280.0 million of distributions paid and share repurchases of $256.1 million.

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

On June 25, 2024, we filed Articles of Amendment with the State Department of Assessments and Taxation of Maryland for the purpose of amending the Company’s Second Articles of Amendment and Restatement to increase the number of authorized shares of the Company’s common stock, $0.01 par value per share, and preferred stock, $0.01 par value per share, to 4,500,000,000 Shares, consisting of 1,500,000,000 Class S Shares, 1,000,000,000 Class D Shares, 2,000,000,000 Class I Shares, and no shares of preferred stock. The Articles of Amendment became immediately effective upon filing.

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

The below tables summarize transactions with respect to shares of our common stock during the following periods:

	For the Three Months Ended June 30, 2024
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	59,085,011	$567,568	4,953,799	$47,269	103,393,332	$987,116	167,432,142	$1,601,953
Shares/gross proceeds from the private placements	—	—	—	—	7,531,985	71,893	7,531,985	71,893
Share Transfers between classes(1)	(174,521)	(1,670)	—	—	174,157	1,670	(364)	—
Reinvestment of distributions	4,023,068	38,316	333,683	3,181	7,846,672	74,924	12,203,423	116,421
Repurchased shares	(5,302,035)	(50,529)	(372,544)	(3,558)	(10,223,527)	(97,737)	(15,898,106)	(151,824)
Total shares/gross proceeds	57,631,523	553,685	4,914,938	46,892	108,722,619	1,037,866	171,269,080	1,638,443
Sales load	—	(4,718)	—	(71)	—	—	—	(4,789)
Total shares/net proceeds	57,631,523	$548,967	4,914,938	$46,821	108,722,619	$1,037,866	171,269,080	$1,633,654

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

	For the Three Months Ended June 30, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	28,126,207	$260,864	6,060,965	$55,934	48,327,199	$446,097	82,514,371	$762,895
Shares/gross proceeds from the private placements	—	—	—	—	2,815,812	25,996	2,815,812	25,996
Share Transfers between classes	(230,952)	(2,127)	—	—	230,202	2,127	(750)	—
Reinvestment of distributions	1,950,230	17,943	619,803	5,709	3,621,469	33,427	6,191,502	57,079
Repurchased shares	(1,763,641)	(16,367)	(1,486,423)	(13,809)	(4,948,651)	(46,071)	(8,198,715)	(76,247)
Total shares/gross proceeds	28,081,844	260,313	5,194,345	47,834	50,046,031	461,576	83,322,220	769,723
Sales load	—	(2,140)	—	(95)	—	—	—	(2,235)
Total shares/net proceeds	28,081,844	$258,173	5,194,345	$47,739	50,046,031	$461,576	83,322,220	$767,488

	For the Six Months Ended June 30, 2024
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	105,209,807	$1,009,171	8,607,025	$81,990	181,875,291	$1,733,519	295,692,123	$2,824,680
Shares/gross proceeds from the private placements	—	—	—	—	16,006,501	152,505	16,006,501	152,505
Share Transfers between classes	(246,918)	(2,357)	(35,690,399)	(338,702)	35,899,156	341,059	(38,161)	—
Reinvestment of distributions	7,471,343	71,026	885,400	8,419	14,291,775	136,213	22,648,518	215,658
Repurchased shares	(8,862,695)	(84,355)	(3,143,708)	(29,912)	(18,827,293)	(179,731)	(30,833,696)	(293,998)
Total shares/gross proceeds	103,571,537	993,485	(29,341,682)	(278,205)	229,245,430	2,183,565	303,475,285	2,898,845
Sales load	—	(8,725)	—	(101)	—	—	—	(8,826)
Total shares/net proceeds	103,571,537	$984,760	(29,341,682)	$(278,306)	229,245,430	$2,183,565	303,475,285	$2,890,019

	For the Six Months Ended June 30, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	45,655,179	$423,196	11,076,668	$102,158	86,857,659	$800,065	143,589,506	$1,325,419
Shares/gross proceeds from the private placements	—	—	—	—	4,341,148	40,036	4,341,148	40,036
Share Transfers between classes	(230,952)	(2,127)	—	—	230,202	2,127	(750)	—
Reinvestment of distributions	3,673,891	33,775	1,140,525	10,496	6,741,471	62,155	11,555,887	106,426
Repurchased shares	(4,113,635)	(38,010)	(1,860,989)	(17,262)	(12,310,493)	(114,095)	(18,285,116)	(169,367)
Total shares/gross proceeds	44,984,483	416,834	10,356,204	95,392	85,859,987	790,288	141,200,675	1,302,514
Sales load	—	(3,697)	—	(144)	—	—	—	(3,841)
Total shares/net proceeds	44,984,483	$413,137	10,356,204	$95,248	85,859,987	$790,288	141,200,675	$1,298,673
In accordance with our share pricing policy, we will modify our public offering prices to the extent necessary to comply with the requirements of the 1940 Act, including the requirement that we will not sell shares at a net offering price below the net asset value per share unless we obtain the requisite approval from our shareholders.

The changes to our offering price per share for the six months ended June 30, 2024 and 2023 were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2023	$9.06	$0.32	$9.38
February 1, 2023	$9.24	$0.32	$9.56
March 1, 2023	$9.23	$0.32	$9.55
April 1, 2023	$9.21	$0.32	$9.53
May 1, 2023	$9.21	$0.32	$9.53
June 1, 2023	$9.18	$0.32	$9.50
January 1, 2024	$9.48	$0.33	$9.81
February 1, 2024	$9.49	$0.33	$9.82
March 1, 2024	$9.49	$0.33	$9.82
April 1, 2024	$9.50	$0.33	$9.83
May 1, 2024	$9.51	$0.33	$9.84
June 1, 2024	$9.57	$0.33	$9.90

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2023	$9.07	$0.14	$9.21
February 1, 2023	$9.25	$0.14	$9.39
March 1, 2023	$9.24	$0.14	$9.38

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
April 1, 2023	$9.22	$0.14	$9.36
May 1, 2023	$9.22	$0.14	$9.36
June 1, 2023	$9.19	$0.14	$9.33
January 1, 2024	$9.49	$0.14	$9.63
February 1, 2024	$9.50	$0.14	$9.64
March 1, 2024	$9.50	$0.14	$9.64
April 1, 2024	$9.51	$0.14	$9.65
May 1, 2024	$9.52	$0.14	$9.66
June 1, 2024	$9.58	$0.14	$9.72

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2023	$9.08	$—	$9.08
February 1, 2023	$9.26	$—	$9.26
March 1, 2023	$9.26	$—	$9.26
April 1, 2023	$9.24	$—	$9.24
May 1, 2023	$9.24	$—	$9.24
June 1, 2023	$9.21	$—	$9.21
January 1, 2024	$9.50	$—	$9.50
February 1, 2024	$9.51	$—	$9.51
March 1, 2024	$9.52	$—	$9.52
April 1, 2024	$9.53	$—	$9.53
May 1, 2024	$9.53	$—	$9.53
June 1, 2024	$9.59	$—	$9.59

Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were recorded during the following periods:

	For the Six Months Ended June 30, 2024
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 20, 2023	January 31, 2024	February 23, 2024	$0.07010	$21,517	$2,829	$42,089
February 21, 2024	February 29, 2024	March 22, 2024	0.07010	22,651	2,984	44,196
February 21, 2024	March 29, 2024	April 23, 2024	0.10280	35,655	4,144	67,452
February 21, 2024	April 30, 2024	May 22, 2024	0.07010	24,985	2,868	49,096
May 7, 2024	May 31, 2024	June 26, 2024	0.07010	26,216	3,105	51,937
May 7, 2024	June 28, 2024	July 24, 2024	0.10280	41,249	4,646	78,628
		Total	$0.48600	$172,273	$20,576	$333,398

(1)Distributions per share are gross of shareholder servicing fees.
(2)Distribution amounts are net of shareholder servicing fees.

	For the Six Months Ended June 30, 2023
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
December 5, 2022	January 31, 2023	February 24, 2023	$0.08765	$16,523	$4,296	$30,667
February 10, 2023	February 28, 2023	March 23, 2023	0.06765	12,882	3,372	24,319
February 10, 2023	March 31, 2023	April 26, 2023	0.06765	13,027	3,550	24,938
February 10, 2023	April 30, 2023	May 22, 2023	0.08765	18,233	4,956	33,691
May 9, 2023	May 31, 2023	June 26, 2023	0.06765	14,183	3,884	27,515
May 9, 2023	June 30, 2023	July 26, 2023	0.06765	14,804	3,894	28,323
		Total	$0.44590	$89,652	$23,952	$169,453

(1)Distributions per share are gross of shareholder servicing fees.
(2)Distribution amounts are net of shareholder servicing fees.

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

Through June 30, 2024, pursuant to the Expense Support Agreement which was terminated by the Adviser on March 7, 2023, a portion of our distributions resulted from expense support from the Adviser. The purpose of this arrangement was to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

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

	For the Six Months Ended June 30, 2024
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.48600	$526,247	100.0%
Total	$0.48600	$526,247	100.0%

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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
February 28, 2023	S	March 31, 2023	$21,643	$9.21	2,349,994
February 28, 2023	D	March 31, 2023	$3,453	$9.22	374,566
February 28, 2023	I	March 31, 2023	$68,023	$9.24	7,361,842
May 31, 2023	S	June 30, 2023	$16,367	$9.28	1,763,641
May 31, 2023	D	June 30, 2023	$13,809	$9.29	1,486,423
May 31, 2023	I	June 30, 2023	$46,072	$9.31	4,948,651
February 27, 2024	S	March 31, 2024	$33,826	$9.50	3,560,660
February 27, 2024	D	March 31, 2024	$26,354	$9.51	2,771,164
February 27, 2024	I	March 31, 2024	$81,994	$9.53	8,603,765
May 24, 2024	S	June 28, 2024	$50,529	$9.53	5,302,035
May 24, 2024	D	June 28, 2024	$3,558	$9.55	372,544
May 24, 2024	I	June 28, 2024	$97,737	$9.56	10,223,527

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of the following periods:

	June 30, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$1,995,000	$1,556,937	$438,063	$1,541,450
SPV Asset Facility I	525,000	200,000	129,770	194,219
SPV Asset Facility II	1,800,000	995,000	595,532	989,046
SPV Asset Facility III(3)	1,000,000	779,875	48,687	771,832
SPV Asset Facility IV	500,000	100,000	197,023	96,496
SPV Asset Facility V	300,000	210,000	19,564	207,361
SPV Asset Facility VI	750,000	350,000	45,615	343,327
SPV Asset Facility VII	300,000	100,000	4,569	97,657
CLO VIII	290,000	290,000	—	288,003
CLO XI	260,000	260,000	—	258,225
CLO XII	260,000	260,000	—	258,097
CLO XV	312,000	312,000	—	309,227
CLO XVI	420,000	420,000	—	417,411
March 2025 Notes	500,000	500,000	—	498,416
September 2026 Notes	350,000	350,000	—	346,253
February 2027 Notes	500,000	500,000	—	495,890
September 2027 Notes(4)	600,000	600,000	—	587,860
June 2028 Notes(4)	650,000	650,000	—	638,205
January 2029 Notes(4)	550,000	550,000	—	534,650
September 2029 Notes(4)	500,000	500,000	—	491,384
March 2031 Notes(4)	750,000	750,000	—	717,205
Total Debt	$13,112,000	$10,233,812	$1,478,823	$10,082,214

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying values of the Company’s Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, SPV Asset Facility V, SPV Asset Facility VI, SPV Asset Facility VII, CLO VIII, CLO XI, CLO XII, CLO XV, CLO XVI, March 2025 Notes, September 2026 Notes, February 2027 Notes, September 2027 Notes, June 2028 Notes, January 2029 Notes, September 2029 Notes, and March 2031 Notes are presented net of unamortized debt issuance costs of $15.5 million, $5.8 million, $6.0 million, $8.0 million, $3.5 million, $2.6 million, $6.7 million, $2.3 million, $2.0 million, $1.8 million, $1.9 million, $2.8 million, $2.6 million, $1.6 million, $3.8 million, $4.1 million, $6.0 million, $9.1 million, $12.7 million, $10.9 million, and $20.4 million, respectively.
(3)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
(4)Net Carrying Value is inclusive of change in fair market value of effective hedge.

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
(3)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
(4)Net Carrying Value is inclusive of change in fair market value of effective hedge.

The below table represents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$175,699	$108,913	$334,208	$195,488
Amortization of debt issuance costs	7,052	4,434	13,333	8,131
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items(1)	199	1,204	4,825	527
Total Interest Expense	$182,950	$114,551	$352,366	$204,146
Average interest rate	7.7%	6.9%	7.6%	6.6%
Average daily borrowings	$9,055,379	$6,223,801	$8,655,316	$5,903,426

(1)Refer to the September 2027, June 2028, January 2029, September 2029, and March 2031 Notes for details on the facility’s interest rate swap.

The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)

SPV Asset Facility I
June 30, 2024 (unaudited)	$200.0	$2,090.5	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)

December 31, 2023	$475.0	$2,085.2	—	N/A
SPV Asset Facility II
June 30, 2024 (unaudited)	$995.0	$2,090.5	—	N/A
December 31, 2023	$1,718.0	$2,085.2	—	N/A
SPV Asset Facility III
June 30, 2024 (unaudited)	$779.9	$2,090.5	—	N/A
December 31, 2023	$522.0	$2,085.2	—	N/A
SPV Asset Facility IV
June 30, 2024 (unaudited)	$100.0	$2,090.5	—	N/A
December 31, 2023	$250.0	$2,085.2	—	N/A
SPV Asset Facility V
June 30, 2024 (unaudited)	$210.0	$2,090.5	—	N/A
December 31, 2023	$200.0	$2,085.2	—	N/A
SPV Asset Facility VI
June 30, 2024 (unaudited)	$350.0	$2,090.5	—	N/A
December 31, 2023	$160.0	$2,085.2	—	N/A
SPV Asset Facility VII
June 30, 2024 (unaudited)	$100.0	$2,090.5	—	N/A
CLO VIII
June 30, 2024 (unaudited)	$290.0	$2,090.5	—	N/A
December 31, 2023	$290.0	$2,085.2	—	N/A
CLO XI
June 30, 2024 (unaudited)	$260.0	$2,090.5	—	N/A
December 31, 2023	$260.0	$2,085.2	—	N/A
CLO XII
June 30, 2024 (unaudited)	$260.0	$2,090.5	—	N/A
December 31, 2023	$260.0	$2,085.2	—	N/A
CLO XV
June 30, 2024 (unaudited)	$312.0	$2,090.5	—	N/A
CLO XVI
June 30, 2024 (unaudited)	$420.0	$2,077.8	—	N/A
Revolving Credit Facility
June 30, 2024 (unaudited)	$1,556.9	$2,090.5	—	N/A
December 31, 2023	$628.1	$2,085.2	—	N/A
September 2026 Notes
June 30, 2024 (unaudited)	$350.0	$2,090.5	—	N/A
December 31, 2023	$350.0	$2,085.2	—	N/A
February 2027 Notes
June 30, 2024 (unaudited)	$500.0	$2,090.5	—	N/A
December 31, 2023	$500.0	$2,085.2	—	N/A
September 2027 Notes
June 30, 2024 (unaudited)	$600.0	$2,090.5	—	N/A
December 31, 2023	$600.0	$2,085.2	—	N/A
June 2028 Notes
June 30, 2024 (unaudited)	$650.0	$2,090.5	—	N/A
December 31, 2023	$650.0	$2,085.2	—	N/A
March 2025 Notes

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)

June 30, 2024 (unaudited)	$500.0	$2,090.5	—	N/A
December 31, 2023	$500.0	$2,085.2	—	N/A
January 2029 Notes
June 30, 2024 (unaudited)	$550.0	$2,090.5	—	N/A
December 31, 2023	$550.0	$2,085.2	—	N/A
September 2029 Notes
June 30, 2024 (unaudited)	$500.0	$—	—	N/A
March 2031 Notes
June 30, 2024 (unaudited)	$750.0	$2,090.5	—	N/A

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
Credit Facilities
Revolving Credit Facility
On August 11, 2022, we entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”), which amends and restates in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of April 14, 2021 (as amended, restated, supplemented or otherwise modified prior to August 11, 2022). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto (each a “Revolving Credit Lender” and collectively, the “Revolving Credit Lenders”) and Sumitomo Mitsui Banking Corporation, as Administrative Agent. On November 2, 2023 (the “Revolving Credit Facility First Amendment Date”), the parties to the Revolving Credit Facility entered into an amendment, including to extend the availability period and maturity date for certain lenders, convert a portion of the existing revolver availability into term loan availability, reduce the credit adjustment spread for US dollar denominated term SOFR loans to 0.10% for all tenors and make various other changes. The following describes the terms of the Revolving Credit Facility amended through May 8, 2024.
The Revolving Credit Facility is guaranteed by certain subsidiaries of ours in existence as of the Revolving Credit Facility First Amendment Date, and will be guaranteed by certain subsidiaries of ours that are formed or acquired by us in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of May 8, 2024, the Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $2.00 billion, which is comprised of (a) a term loan in a principal amount of $125.0 million and (b) subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $1.87 billion (the revolving credit facility increased from $1.82 billion to $1.87 billion on May 8, 2024). The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $2.84 billion through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
As of the Revolving Credit Facility First Amendment Date, the availability period under the Revolving Credit Facility will terminate on November 2, 2027 (the “Revolving Credit Facility Commitment Termination Date”). The Revolving Credit Facility will mature on November 2, 2028 (the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, we will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

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
Amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.40%) plus an applicable margin that ranges from 2.00% to 2.85% depending on a ratio of broadly syndicated loans to middle-market loans in the collateral. From the SPV Asset Facility I Closing Date to the SPV Asset Facility I Commitment Termination Date, there is a commitment fee that steps up during the year after the SPV Asset Facility I Closing Date from 0.00% to 0.625% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility I . The SPV Asset Facility I contains customary covenants, including certain financial maintenance covenants, limitations on the activities of Core Income Funding I, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of Core Income Funding I and on any payments received by Core Income Funding I in respect of those assets. Assets pledged to the SPV Asset Facility I Lenders will not be available to pay our debts.
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
Amounts drawn in U.S. dollars are benchmarked to Daily SOFR, amounts drawn in British pounds are benchmarked to SONIA plus an adjustment of 0.11930%, amounts drawn in Canadian dollars are benchmarked to CORRA, and amounts drawn in Euros are benchmarked to EURIBOR, and in each case plus a spread equal to the Applicable Margin. As of the SPV Asset Facility III First Amendment Date, the “Applicable Margin” ranges from 1.75% to 2.60% depending on the composition of the collateral. The SPV Asset Facility III also allows for amounts drawn in U.S. dollars to bear interest at an alternate base rate without a spread.
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
Amounts drawn bear interest at Term SOFR (or, in the case of certain SPV Asset Facility IV Lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.15%) plus an applicable margin that ranges from 1.70% to 2.30% depending on a ratio of broadly syndicated loans to middle-market loans in the collateral. From the SPV Facility IV Closing Date to the SPV Facility IV Commitment Termination Date, there is a commitment fee that steps up during the year after the SPV Facility IV Closing Date from 0.00% to 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Facility IV. The SPV Facility IV contains customary covenants, including certain financial maintenance covenants, limitations on the activities of Core Income Funding IV, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Facility IV is secured by a perfected first priority security interest in the assets of Core Income Funding IV and on any payments received by Core Income Funding IV in respect of those assets. Assets pledged to the SPV Asset IV Lenders will not be available to pay our debts.
Borrowings of Core Income Funding IV are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
SPV Asset Facility V
On March 9, 2023 (the “SPV Facility V Closing Date”), Core Income Funding V LLC (“Core Income Funding V”), a Delaware limited liability company and our newly formed subsidiary, entered into a loan and security agreement (the “SPV Asset Facility V”), with Core Income Funding V, as Borrower, us, as Servicer and Equityholder, the lenders from time to time parties thereto (the “SPV Asset Facility V Lenders”), Wells Fargo Bank, National Association, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, and Alter Domus (US) LLC as Collateral Custodian. The following describes the terms of SPV Asset Facility V as amended through June 28, 2024 (the “SPV Asset Facility V First Amendment Date”).
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
Amounts drawn bear interest at Term SOFR plus an applicable margin that ranges from 1.85% to 2.85% depending on a ratio of broadly syndicated loans to middle-market loans in the collateral during the SPV Asset Facility VI Reinvestment Period. From the SPV Asset Facility VI Closing Date to the SPV Asset Facility VI Commitment Termination Date, there is a commitment fee that steps up during the year after the SPV Asset Facility VI Closing Date from 0.00% to 0.55% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility VI. The SPV Asset Facility VI contains customary covenants, including certain financial maintenance covenants, limitations on the activities of Core Income Funding VI, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility VI is secured by a perfected first priority security interest in the assets of Core Income Funding VI and on any payments received by Core Income Funding VI in respect of those assets. Assets pledged to the Lenders will not be available to pay our debts.
Borrowings of Core Income Funding VI are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
SPV Asset Facility VI
On May 21, 2024 (the “SPV Asset Facility VII Closing Date”), Core Income Funding VII LLC (“Core Income Funding VII”), a Delaware limited liability company and newly formed subsidiary of ours, entered into a Credit Agreement (the “SPV Asset Facility VII”), with Core Income Funding VII LLC, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility VII Lenders”), Citibank, N.A., as Administrative Agent, State Street Bank and Trust Company as Custodian, Collateral Agent and Collateral Administrator.

From time to time, we expect to sell and contribute certain investments to Core Income Funding VII pursuant to a Sale and Contribution Agreement by and between us and Core Income Funding VII, dated as of the SPV Asset Facility VII Closing Date. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility VII will be used to finance the origination and acquisition of eligible assets by Core Income Funding VII, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Core Income Funding VII through its ownership of Core Income Funding VII. The maximum principal amount of the SPV Asset Facility VII is $300.0 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to a borrowing base test (which is based on the value of Core Income Funding VII’s assets from time to time, an advance rate and concentration limitations) and satisfaction of certain conditions, including collateral quality tests.
The SPV Asset Facility VII provides for the ability to draw and redraw revolving loans under the SPV Asset Facility VII for a period of up to three years after the SPV Asset Facility VII Closing Date (the “SPV Asset Facility VII Reinvestment Period”) unless the SPV Asset Facility VII Reinvestment Period is terminated sooner as provided in the SPV Asset Facility VII. Unless otherwise terminated, the SPV Asset Facility VII will mature two years after the last day of the SPV Asset Facility VII Reinvestment Period (the “SPV Asset Facility VII Stated Maturity”). To the extent the commitments are terminated or permanently reduced during the first two years following the SPV Asset Facility Closing Date, Core Income Funding VII may owe a prepayment penalty. Prior to the SPV Asset Facility VII Stated Maturity, proceeds received by Core Income Funding VII from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility VII Stated Maturity, Core Income Funding VII must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.
Amounts drawn in U.S. dollars are benchmarked to Term SOFR, amounts drawn in British pounds are benchmarked to SONIA, amounts drawn amounts drawn in Canadian dollars are benchmarked to Daily Compounded CORRA, and amounts drawn in Euros are benchmarked to EURIBOR, and in each case plus a spread equal to the Applicable Margin. The “Applicable Margin” ranges from 1.60% to 2.37%, depending on the type of asset being funded by such draw and the utilization level of the SPV Asset Facility VII. Core Income Funding VII also paid Citibank an upfront fee and will reimburse certain expenses in connection with Citibank’s role as Administrative Agent.

During the SPV Asset Facility VII Reinvestment Period, Core Income Funding VII will pay certain unused fees subject to minimum utilization. The SPV Asset Facility VII contains customary covenants, including certain maintenance covenants and customary events of default. The SPV Asset Facility VII is secured by a perfected first priority security interest in the assets of Core Income Funding VII and on any payments received by Core Income Funding VII in respect of those assets. Assets pledged to the lenders under the SPV Asset Facility VII will not be available to pay our debts.
Borrowings of Core Income Funding VII are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
CLOs
CLO VIII
On October 21, 2022 (the “CLO VIII Closing Date”), we completed a $391.7 million term debt securitization transaction (the “CLO VIII Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO VIII Transaction and the secured loan borrowed in the CLO VIII Transaction were issued and incurred, as applicable, by our consolidated subsidiary Owl Rock CLO VIII, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO VIII Issuer”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO VIII Issuer.
The CLO VIII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO VIII Closing Date (the “CLO VIII Indenture”), by and among the CLO VIII Issuer and State Street Bank and Trust Company: (i) $152.0 million of AAA(sf) Class A-T Notes, which bear interest at three-month term SOFR plus 2.50%, (ii) $46.0 million of AAA(sf) Class A-F Notes, which bear interest at 6.02%, (iii) $32.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.50% and (iv) $30.0 million of A(sf) Class C Notes, which bear interest at 4.90% (together, the “CLO VIII Secured Notes”) and (B) the borrowing by the CLO VIII Issuer of $30.0 million under floating rate Class A-L loans (the “Class A-L Loans” and together with the CLO VIII Secured Notes, the “CLO VIII Debt”). The Class A-L Loans bear interest at three-month term SOFR plus 2.50%. The Class A-L Loans were borrowed under a loan agreement (the “A-L Loan Agreement”), dated as of the CLO VIII Closing Date, by and among the CLO VIII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO VIII Debt is secured by middle-market loans, participation interests in middle-market loans and other assets of the CLO VIII Issuer. The CLO VIII Debt is scheduled to mature on the Payment Date (as defined in the CLO VIII Indenture) in November, 2034. The CLO VIII Secured Notes were privately placed by Natixis Securities Americas LLC as placement agent.

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
As part of the CLO VIII Transaction, we entered into a loan sale agreement with the CLO VIII Issuer dated as of the CLO VIII Closing Date, which provided for the sale and contribution of approximately $143.1 million funded par amount of middle-market loans from us to the CLO VIII Issuer on the CLO VIII Closing Date and for future sales from us to the CLO VIII Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO VIII Debt. The remainder of the initial portfolio assets securing the CLO VIII Debt consisted of approximately $113.0 million funded par amount of middle-market loans purchased by the CLO VIII Issuer from Core Income Funding I LLC, our wholly-owned subsidiary, under an additional loan sale agreement executed on the CLO VIII Closing Date between the CLO VIII Issuer and Core Income Funding I LLC. No gain or loss was recognized as a result of these sales and contributions. We and Core Income Funding I LLC each made customary representations, warranties, and covenants to the CLO VIII Issuer under the applicable loan sale agreement.
Through November 20, 2026, a portion of the proceeds received by the CLO VIII Issuer from the loans securing the CLO VIII Debt may be used by the CLO VIII Issuer to purchase additional middle-market loans under the direction of the Adviser in its capacity as collateral manager for the CLO VIII Issuer and in accordance with our investing strategy and ability to originate eligible middle-market loans.
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
CLO XI
On May 24, 2023 (the “CLO XI Closing Date”), we completed a $395.8 million term debt securitization transaction (the “CLO XI Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO XI Transaction and the secured loan borrowed in the CLO XI Transaction were issued and incurred, as applicable, by our consolidated subsidiary Owl Rock CLO XI, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XI Issuer”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO XI Issuer.
The CLO XI Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO XI Closing Date (the “CLO XI Indenture”), by and among the CLO XI Issuer and State Street Bank and Trust Company: (i) $152.5 million of AAA(sf) Class A-1T Notes, which bear interest at three-month term SOFR plus 2.50%, (ii) $25.5 million of AAA(sf) Class A-1F Notes, which bear interest at 6.10% and (iii) $32.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.60% (together, the “CLO XI Secured Notes”) and (B) the borrowing by the Issuer of $50.0 million under floating rate Class A-1L loans (the “CLO XI Class A-1L Loans” and together with the CLO XI Secured Notes, the “CLO XI Debt”). The CLO XI Class A-1L Loans bear interest at three-month term SOFR plus 2.50%. The CLO XI Class A-1L Loans were borrowed under a loan agreement (the “CLO XI A-1L Loan Agreement”), dated as of the CLO XI Closing Date, by and among the CLO XI Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XI Debt is secured by middle-market loans, participation interests in middle-market loans and other assets of the Issuer. The CLO XI Debt is scheduled to mature on the Payment Date (as defined in the CLO XI Indenture) in May, 2035. The CLO XI Secured Notes were privately placed by SMBC Nikko Securities America, Inc. as Initial Purchaser.
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
As part of the CLO XI Transaction, we entered into a loan sale agreement with the CLO XI Issuer dated as of the CLO XI Closing Date, which provided for the contribution of approximately $96.4 million funded par amount of middle-market loans from us to the CLO XI Issuer on the CLO XI Closing Date and for future sales from us to the CLO XI Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XI Debt. No gain or loss was recognized as a result of these sales and contributions. The remainder of the initial portfolio assets securing the CLO XI Debt consisted of approximately $260.6 million funded par amount of middle-market loans purchased by the CLO XI Issuer from Core Income Funding IV LLC, our wholly-owned subsidiary, under an additional loan sale agreement executed on the CLO XI Closing Date between the CLO XI Issuer and Core Income Funding IV LLC (the “Core Income Funding IV Loan Sale Agreement”). We and Core Income Funding IV LLC each made customary representations, warranties, and covenants to the CLO XI Issuer under the applicable loan sale agreement.
Through May 15, 2027, a portion of the proceeds received by the CLO XI Issuer from the loans securing the CLO XI Debt may be used by the CLO XI Issuer to purchase additional middle-market loans under the direction of Blue Owl Credit Advisors LLC (“OCA”), our investment advisor, in its capacity as collateral manager for the CLO XI Issuer and in accordance with our investing strategy and ability to originate eligible middle-market loans.
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
CLO XII
On July 18, 2023 (the “CLO XII Closing Date”), we completed a $396.5 million term debt securitization transaction (the “CLO XII Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO XII Transaction and the secured loan borrowed in the CLO XII Transaction were issued and incurred, as applicable, by our consolidated subsidiary Owl Rock CLO XII, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XII Issuer”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO XII Issuer.
The CLO XII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO XII Closing Date (the “CLO XII Indenture”), by and among the CLO XII Issuer and State Street Bank and Trust Company: (i) $90.0 million of AAA(sf) Class A-1A Notes, which bear interest at three-month term SOFR plus 2.55%, (ii) $22.0 million of AAA(sf) Class A-1B Notes, which bear interest at 6.37%, (iii) $8.0 million of AAA(sf) Class A-2 Notes, which bear interest at three-month term SOFR plus 3.10% and (iv) $24.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.55% (together, the “CLO XII Secured Notes”) and (B) the borrowing by the CLO XII Issuer of $116.0 million under floating rate Class A-1L loans (the “CLO XII Class A-1L Loans” and together with the CLO XII Secured Notes, the “CLO XII Debt”). The CLO XII Class A-1L Loans bear interest at three-month term SOFR plus 2.55%. The CLO XII Class A-1L Loans were borrowed under a credit agreement (the “CLO XII Class A-1L Credit Agreement”), dated as of the CLO XII Closing Date, by and among the CLO XII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XII Debt is secured by middle-market loans, participation interests in middle-market loans and other assets of the CLO XII Issuer. The CLO XII Debt is scheduled to mature on the Payment Date (as defined in the CLO XII Indenture) in July, 2034. The CLO XII Secured Notes were privately placed by BofA Securities, Inc. as Initial Purchaser.
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
As part of the CLO XII Transaction, we entered into a loan sale agreement with the CLO XII Issuer dated as of the CLO XII Closing Date (the “CLO XII OCIC Loan Sale Agreement”), which provided for the contribution of approximately $78.0 million funded par amount of middle-market loans from us to the CLO XII Issuer on the CLO XII Closing Date and for future sales from us to the CLO XII Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XII Debt. The remainder of the initial portfolio assets securing the CLO XII Debt consisted of approximately $295.7 million funded par amount of middle-market loans purchased by the CLO XII Issuer from Core Income Funding III LLC, a wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the CLO XII Closing Date between the CLO XII Issuer and Core Income Funding III LLC (the “CLO XII Core Income Funding III Loan Sale Agreement”). No gain or loss was recognized as a result of these sales and contributions. We and Core Income Funding III LLC each made customary representations, warranties, and covenants to the CLO XII Issuer under the applicable loan sale agreement.
Through July 20, 2026, a portion of the proceeds received by the CLO XII Issuer from the loans securing the CLO XII Debt may be used by the CLO XII Issuer to purchase additional middle-market loans under the direction of the Adviser in its capacity as collateral manager for the CLO XII Issuer and in accordance with our investing strategy and ability to originate eligible middle-market loans.
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
CLO XV
On January 30, 2024 (the “CLO XV Closing Date”), we completed a $478.0 million term debt securitization transaction (the “CLO XV Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO XV Transaction and the secured loan borrowed in the CLO XV Transaction were issued and incurred, as applicable, by our consolidated subsidiary Owl Rock CLO XV, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XV Issuer”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO XV Issuer.
The CLO XII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO XV Closing Date (the “CLO XV Indenture”), by and among the CLO XV Issuer and State Street Bank and Trust Company: (i) $273.6 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.30%, (ii) $38.4 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.20% (together, the “CLO XV Secured Notes”). The CLO XV Secured Notes are secured by middle-market loans, participation interests in middle-market loans and other assets of the CLO XV Issuer. The CLO XV Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO XV Indenture) in January, 2036. The CLO XV Secured Notes were privately placed by Natixis Securities Americas LLC as placement agent.
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
As part of the CLO XV Transaction, we entered into a loan sale agreement with the CLO XV Issuer dated as of the CLO XV Closing Date (the “CLO XV OCIC Loan Sale Agreement”), which provided for the contribution of approximately $115.4 million funded par amount of middle-market loans from us to the CLO XV Issuer on the CLO XV Closing Date and for future sales from us to the CLO XV Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XV Secured Notes. The remainder of the initial portfolio assets securing the CLO XV Secured Notes consisted of approximately $329.7 million funded par amount of middle-market loans purchased by the CLO XV Issuer from Core Income Funding I LLC, our wholly-owned subsidiary, under an additional loan sale agreement executed on the CLO XV Closing Date between the CLO XV Issuer and Core Income Funding I LLC (the “CLO XV Core Income Funding I Loan Sale Agreement”). No gain or loss was recognized as a result of these sales and contributions. We and Core Income Funding I LLC each made customary representations, warranties, and covenants to the CLO XV Issuer under the applicable loan sale agreement.
Through January 20, 2028, a portion of the proceeds received by the CLO XV Issuer from the loans securing the CLO XV Secured Notes may be used by the CLO XV Issuer to purchase additional middle-market loans under the direction of the Adviser in its capacity as collateral manager for the CLO XV Issuer and in accordance with our investing strategy and ability to originate eligible middle-market loans.
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
CLO XVI
On March 7, 2024 (the “CLO XVI Closing Date”), we completed a $597.0 million term debt securitization transaction (the “CLO XVI Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO XVI Transaction and the secured loan borrowed in the CLO XVI Transaction were issued and incurred, as applicable, by our consolidated subsidiary Owl Rock CLO XVI, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XVI Issuer”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO XVI Issuer.
The CLO XVI Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO XVI Closing Date (the “CLO XVI Indenture”), by and among the CLO XVI Issuer and State Street Bank and Trust Company: (i) $342.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.00%, (ii) $48.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 2.50% and (iii) $30.0 million of A(sf) Class C Notes, which bear interest at three-month term SOFR plus 3.30% (together, the “CLO XVI Secured Notes”). The CLO XVI Secured Notes are secured by middle-market loans, participation interests in middle-market loans and other assets of the CLO XVI Issuer. The CLO XVI Debt is scheduled to mature on the Payment Date (as defined in the CLO XVI Indenture) in April, 2036. The CLO XVI Secured Notes were privately placed by Deutsche Bank Securities Inc. as Initial Purchaser.
Concurrently with the issuance of the CLO XVI Secured Notes, the CLO XVI Issuer issued approximately $177.0 million of subordinated securities in the form of 177,000 preferred shares at an issue price of U.S. $1,000 per share (the “CLO XVI Preferred Shares”). The CLO XVI Preferred Shares were issued by the CLO XVI Issuer as part of its issued share capital and are not secured by the collateral securing the CLO XVI Debt. We purchased all of the CLO XVI Preferred Shares. We act as retention holder in connection with the CLO XVI Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO XVI Preferred Shares.
As part of the CLO XVI Transaction, we entered into a loan sale agreement with the CLO XVI Issuer dated as of the CLO XVI Closing Date (the “OCIC CLO XVI Loan Sale Agreement”), which provided for the contribution of approximately $206.6 million funded par amount of middle-market loans from us to the CLO XVI Issuer on the CLO XVI Closing Date and for future sales from us to the CLO XVI Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XVI Secured Notes. The remainder of the initial portfolio assets secured the CLO XVI Secured Notes consisted of approximately $356.5 million funded par amount of middle-market loans purchased by the CLO XVI Issuer from Core Income Funding II LLC, our wholly-owned subsidiary, under an additional loan sale agreement executed on the CLO XVI Closing Date between the CLO XVI Issuer and Core Income Funding II LLC (the “CLO XVI Core Income Funding II Loan Sale Agreement”). We and Core Income

Funding II LLC each made customary representations, warranties, and covenants to the CLO XVI Issuer under the applicable loan sale agreement. No gain or loss was recognized as a result of these sales and contributions.
Through April 20, 2028, a portion of the proceeds received by the CLO XVI Issuer from the loans securing the CLO XVI Secured Notes may be used by the CLO XVI Issuer to purchase additional middle-market loans under the direction of the Adviser in its capacity as collateral manager for the CLO XVI Issuer and in accordance with our investing strategy and ability to originate eligible middle-market loans.
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
The September 2026 Notes are our direct, general unsecured obligations and rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the September 2026 Notes. The

September 2026 Notes rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior. The September 2026 Notes rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The September 2026 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.
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
In connection with the issuance of the September 2027 Notes, on October 18, 2022 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $600.0 million. We will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.84%. The interest rate swaps mature on September 16, 2027. For the three months ended June 30, 2024, we did not make a periodic payment and for the six months ended June 30, 2024, we made periodic payments of $4.7 million. For the three months ended June 30, 2023 we did not make periodic payments and for the six months ended June 30, 2023, we made periodic payments of $0.7 million. The interest expense related to the September 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2024, the interest rate swap had a fair value of $(5.8) million ($0.3 million net of the present value of the cash flows of the September 2027 Notes). As of December 31, 2022, the interest rate swap had a fair value of $6.5 million ($1.1 million net of the present value of the cash flows of the September 2027 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 5. Debt.”
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
The June 2028 Notes were issued pursuant to the Base Indenture and the Fifth Supplemental Indenture (together with the Base Indenture, the “June 2028 Indenture”), between us and the Trustee. The June 2028 Notes will mature on June 13, 2028 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the June 2028 Indenture. The June 2028 Notes bear interest at a rate of 7.950% per year payable semi-annually on June 13 and December 13 of each year, commencing on December 13, 2023. Concurrent with the issuance of the June 2028 Notes, we entered into a Registration Rights Agreement (the “June 2028 Registration Rights Agreement”) for the benefit of the purchasers of the June 2028 Notes. Pursuant to the June 2028 Registration Rights Agreement, we are obligated to file a registration statement with the SEC with respect to an offer to exchange the June 2028 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the June 2028 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use our commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the June 2028 Notes. If we fail to satisfy our registration obligations under the June 2028 Registration Rights Agreement, we will be required to pay additional interest to the holders of the June 2028 Notes. We filed a registration statement with the SEC and, on April 18, 2024, commenced an offer to exchange the June 2028 Notes for newly issued registered notes with substantially similar terms. See Note 12. “Subsequent Events.”
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
In connection with the issuance of the June 2028 Notes, on February 16, 2024 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $650.0 million. We will receive fixed rate interest at 7.950% and pay variable rate interest based on SOFR plus 3.79%. The interest rate swaps mature on May 13, 2028. For the three and six months ended June 30, 2024, we made periodic payments of $2.6 million. The interest expense related to the June 2028 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2024, the interest rate swap had a fair value of $(3.2) million ($(0.5) million net of the present value of the cash flows of the June 2028 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the June 2028 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations.
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
The January 2029 Notes were issued pursuant to the Base Indenture and a Sixth Supplemental Indenture, dated as of December 4, 2023 (the “Sixth Supplemental Indenture” and together with the Base Indenture, the “January 2029 Indenture”), between us and the Trustee. The January 2029 Notes will mature on January 15, 2029 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the January 2029 Indenture. The January 2029 Notes bear interest at a rate of 7.750% per year payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2024. Concurrent with the issuance of the January 2029 Notes, we entered into a Registration Rights Agreement (the “January 2029 Registration Rights Agreement”) for the benefit of the purchasers of the January 2029 Notes. Pursuant to the January 2029 Registration Rights Agreement, we are obligated to file a registration statement with the SEC with respect to an offer to exchange the January 2029 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the January 2029 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use our commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the January 2029 Notes. If we fail to satisfy our registration obligations under the January 2029 Registration Rights Agreement, we will be required to pay additional interest to the holders of the January 2029 Notes. We filed a registration statement with the SEC and, on April 18, 2024, commenced an offer to exchange the January 2029 Notes for newly issued registered notes with substantially similar terms. See Note 12. “Subsequent Events.”
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
In connection with the issuance of the January 2029 Notes, on November 28, 2023 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $550.0 million. We will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.647%. The interest rate swaps mature on January 15, 2029. For the three and six months ended June 30, 2024, we did not make a periodic payment. The interest expense related to the January 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2024, the interest rate swap had a fair value of $(2.7) million ($0.0 million net of the present value of the cash flows of the January 2029 Notes). As of December 31, 2023, the interest rate swap had a fair value of $12.1 million ($1.5 million net of the present value of the cash flows of the January 2029 notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the January 2029 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations.
September 2029 Notes
On May 14, 2024, we issued $500.0 million aggregate principal amount of its 6.600% notes due 2029 (the “September 2029 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act and non-U.S> persons outside the United States in compliance with Regulation S under the Securities Act. The September 2029 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
The September 2029 Notes were issued pursuant to the Base Indenture and an Eighth Supplemental Indenture, dated as of May 14, 2024 (the “Eighth Supplemental Indenture” and together with the Base Indenture, the “September 2029 Indenture”), between us and the Trustee. The September 2029 Notes will mature on September 15, 2029 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the September 2029 Indenture. The September 2029 Notes bear interest at a rate of 6.600% per year payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2024. Concurrent with the issuance of the September 2029 Notes, we entered into a Registration Rights Agreement (the “September 2029 Registration Rights Agreement”) for the benefit of the purchasers of the September 2029 Notes. Pursuant to the September 2029 Registration Rights Agreement, we are obligated to file a registration statement with the SEC with respect to an offer to exchange the September 2029 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the September 2029 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the September 2029 Notes. If we fail to satisfy its registration obligations under the September 2029 Registration Rights Agreement, it will be required to pay additional interest to the holders of the September 2029 Notes.
The September 2029 Notes are our direct, general unsecured obligations and rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the September 2029 Notes. The September 2029 Notes rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior, to the September 2029 Notes. The September 2029 Notes rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The September 2029 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.
The September 2029 Indenture contains certain covenants, including covenants requiring us to (i) comply with Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a) of the 1940 Act, for the period of time during which the September 2029 Notes are outstanding, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the September 2029 Notes and the Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the September 2029 Indenture.
In addition, if a change of control repurchase event, as defined in the September 2029 Indenture, occurs prior to maturity, holders of the September 2029 Notes will have the right, at their option, to require us to repurchase for cash some or all of the September 2029 Notes at a repurchase price equal to 100% of the aggregate principal amount of the September 2029 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date.
In connection with the issuance of the September 2029 Notes, on May 14, 2024 we entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $500.0 million. We will receive fixed rate interest at 6.600% and pay variable rate interest based on SOFR plus 2.337%. The interest rate swap matures on August 15, 2029. For the three and six months ended June 30, 2024, we did not make a periodic payment. The interest expense related to the September 2029 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2024, the interest rate swap had a fair value of $2.8 million ($0.5 million net of the present value of the cash flows of the September 2029 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2029 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations.
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
In connection with the issuance of the March 2031 Notes, on January 29, 2024 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $750.0 million. We will receive fixed rate interest at 6.650% and pay variable rate interest based on SOFR plus 2.902%. The interest rate swaps mature on January 15, 2031. For the three and six months ended June 30, 2024, we did not make a periodic payment. The interest expense related to the March 2031 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2024, the interest rate swap had a fair value of $(14.9) million ($(2.5) million net of the present value of the cash flows of the March 2031 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the March 2031 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations.

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. As of the following periods, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2024	December 31, 2023
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$62,877	$8,444
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	60,000	309
ACR Group Borrower, LLC	First lien senior secured revolving loan	750	425
ACR Group Borrower, LLC	First lien senior secured delayed draw term loan	835	—
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	352	282
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	470,139	—
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured revolving loan	44,105	—
Alera Group, Inc.	First lien senior secured delayed draw term loan	38,368	45,858
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	3,247	3,247
AlphaSense, Inc.	First lien senior secured delayed draw term loan	707	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	716	—
AmeriLife Holdings LLC	First lien senior secured revolving loan	16,273	16,273
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	34,633	5,457
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	—	26,966
Anaplan, Inc.	First lien senior secured revolving loan	16,528	16,528
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	2,400	17,957
Apex Service Partners, LLC	First lien senior secured revolving loan	4,257	7,080
Appfire Technologies, LLC	First lien senior secured revolving loan	1,260	1,260
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	10,081	10,587
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	2,688	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	7,282	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	13,501	—
Aramsco, Inc.	First lien senior secured delayed draw term loan	7,797	7,797
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	9,688	9,688
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	3,793	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	2,710	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	3,404	3,404

Portfolio Company	Investment	June 30, 2024	December 31, 2023
Associations, Inc.	First lien senior secured revolving loan	25,389	3,123
Associations, Inc.	First lien senior secured delayed draw term loan	—	507
Associations, Inc.	First lien senior secured delayed draw term loan	31,686	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK term loan	—	31,898
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR term loan	—	30,482
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	—	3,387
Avalara, Inc.	First lien senior secured revolving loan	7,045	7,045
AWP Group Holdings, Inc.	First lien senior secured delayed draw term loan	3,723	7,024
AWP Group Holdings, Inc.	First lien senior secured revolving loan	3,077	4,557
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	4,489	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	1,995	—
Baker Tilly Advisory Group, L.P.	First lien senior secured delayed draw term loan	19,032	—
Baker Tilly Advisory Group, L.P.	First lien senior secured revolving loan	20,935	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	—	20,128
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	—	14,060
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	12,228	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	20,128	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,593	1,275
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	2,172	3,207
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	21,926	26,528
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	161	161
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured delayed draw term loan	1,441	7,980
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured revolving loan	6,650	6,650
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	4,179	4,179
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured delayed draw term loan	6,864	13,641
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured revolving loan	13,901	13,901
Brightway Holdings, LLC	First lien senior secured revolving loan	2,105	1,158
Broadcast Music, Inc.	First lien senior secured revolving loan	6,271	—
BTRS HOLDINGS INC.	First lien senior secured delayed draw term loan	237	468
BTRS HOLDINGS INC.	First lien senior secured revolving loan	723	868

Portfolio Company	Investment	June 30, 2024	December 31, 2023
Canadian Hospital Specialties Limited	First lien senior secured revolving loan	—	75
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	577	577
Certinia, Inc.	First lien senior secured revolving loan	4,412	4,412
Chrysaor Bidco s.à r.l. (dba AlterDomus)	First lien senior secured delayed draw term loan	689	—
CivicPlus, LLC	First lien senior secured revolving loan	2,244	1,481
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	—	3,750
Community Brands ParentCo, LLC	First lien senior secured revolving loan	1,875	1,875
Computer Services, Inc.	First lien senior secured delayed draw term loan	25,566	—
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	23,639	14,183
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	14,183	14,183
Coupa Holdings, LLC	First lien senior secured revolving loan	1,664	1,664
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	2,174	2,174
CPM Holdings, Inc.	First lien senior secured revolving loan	3,950	5,000
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	7,612	—
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	4,478	—
Cresset Capital Management, LLC	First lien senior secured revolving loan	2,239	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	—	17,226
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	17,226	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	15,899	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	15,899	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	9,963	9,963
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	91
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	10,552	—
Dresser Utility Solutions, LLC	First lien senior secured delayed draw term loan	7,537	—
DuraServ LLC	First lien senior secured delayed draw term loan	48,512	—
DuraServ LLC	First lien senior secured revolving loan	24,256	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	3,387	2,710
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	8,523	—
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	—	20,926
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	8,048	8,048

Portfolio Company	Investment	June 30, 2024	December 31, 2023
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	—	6,960
Entrata, Inc.	First lien senior secured revolving loan	513	513
EOS U.S. Finco LLC	First lien senior secured delayed draw term loan	9,830	9,830
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured delayed draw term loan	6,970	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	4,357	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	676	676
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	3,671	4,405
FARADAY BUYER, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	14,307	14,307
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	16,615	—
Finastra USA, Inc.	First lien senior secured revolving loan	15,282	12,568
Forescout Technologies, Inc.	First lien senior secured revolving loan	1,320	—
Formerra, LLC	First lien senior secured revolving loan	368	526
Fortis Solutions Group, LLC	First lien senior secured revolving loan	5,397	6,409
FR Vision Holdings, Inc. (dba CHA Consulting)	First lien senior secured delayed draw term loan	10,915	—
FR Vision Holdings, Inc. (dba CHA Consulting)	First lien senior secured revolving loan	3,692	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	5,000	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	1,250	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	692	1,961
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	514	1,250
Fullsteam Operations, LLC	First lien senior secured revolving loan	500	500
Galls, LLC	First lien senior secured delayed draw term loan	39,243	—
Galls, LLC	First lien senior secured revolving loan	14,912	—
Galway Borrower LLC	First lien senior secured revolving loan	5,406	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	49,734	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3,973	3,973
Gehl Foods, LLC	First lien senior secured delayed draw term loan	9,097	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	8,404	—
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	8,707	4,908
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured delayed draw term loan	14,090	14,090
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	7,600

Portfolio Company	Investment	June 30, 2024	December 31, 2023
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,673	669
Global Music Rights, LLC	First lien senior secured revolving loan	12,415	7,500
Granicus, Inc.	First lien senior secured delayed draw term loan	4,888	—
Granicus, Inc.	First lien senior secured revolving loan	4,559	127
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	937	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	214	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	96	96
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	8,745	8,745
Home Service TopCo IV, Inc.	First lien senior secured revolving loan	3,359	3,359
Home Service TopCo IV, Inc.	First lien senior secured delayed draw term loan	8,397	8,397
Hyland Software, Inc.	First lien senior secured revolving loan	6,978	6,978
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	2,749	—
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	—	3,127
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,482	2,382
Ideal Image Development, LLC	First lien senior secured revolving loan	—	329
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	8,630	8,630
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	4,866	3,613
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	2,752	7,620
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	6,570	6,570
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	3,003	4,693
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	12,716	12,716
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	5,934	5,934
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	5,450	5,450
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	15,217	21,923
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	6,018	3,490
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	5,079	—
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	4,965	11,699
JS PARENT, INC. (dba Jama Software)	First lien senior secured revolving loan	88	—
Kaseya Inc.	First lien senior secured delayed draw term loan	3,860	4,077
Kaseya Inc.	First lien senior secured revolving loan	3,256	3,256

Portfolio Company	Investment	June 30, 2024	December 31, 2023
KBP Brands, LLC	First lien senior secured delayed draw term loan	7,955	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured delayed draw term loan	7,472	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured revolving loan	2,242	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	6,054	6,054
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	12,134	12,134
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	10,944	10,944
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	16,744	15,627
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	785	1,946
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured delayed draw term loan	—	6,360
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	11,685	11,685
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured delayed draw term loan	27,285	40,928
Lignetics Investment Corp.	First lien senior secured revolving loan	574	1,912
Litera Bidco LLC	First lien senior secured delayed draw term loan	7,556	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	3,981	—
Litera Bidco LLC	First lien senior secured revolving loan	2,266	—
LSI Financing 1 DAC	Series 6 Notes	129,580	—
LSI Financing 1 DAC	Preferred equity	23,513	—
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	2,419	2,419
ManTech International Corporation	First lien senior secured delayed draw term loan	2,164	2,164
ManTech International Corporation	First lien senior secured revolving loan	1,806	1,806
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	20,448	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	15,336	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	—	21,702
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	7,502	5,627
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	24,114	—
Medline Borrower, LP	First lien senior secured revolving loan	2,020	2,020
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,571	3,571
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,872	2,553
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	4,746	2,215
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	41,960	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	41,960	—

Portfolio Company	Investment	June 30, 2024	December 31, 2023
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	25,814	—
Mitnick Corporate Purchaser, Inc.	First lien senior secured revolving loan	9,375	9,375
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	14,027	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	21,041	—
Natural Partners, LLC	First lien senior secured revolving loan	3,038	5,063
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	23,134	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured revolving loan	3,939	—
Nelipak Holding Company	First lien senior secured delayed draw term loan	11,787	—
Nelipak Holding Company	First lien senior secured revolving loan	5,454	—
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	4,118	4,118
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	5,282	4,930
OAC Holdings I Corp. (dba Omega Holdings)	First lien senior secured revolving loan	1,984	2,572
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	4,369	4,902
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	—	8,469
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3,302	3,302
Omnia Partners, LLC	First lien senior secured delayed draw term loan	—	172
OneOncology, LLC	First lien senior secured revolving loan	14,269	14,267
OneOncology, LLC	First lien senior secured delayed draw term loan	—	26,752
OneOncology, LLC	First lien senior secured delayed draw term loan	53,509	—
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	10,148	10,148
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	—	17,905
Park Place Technologies, LLC	First lien senior secured delayed draw term loan	13,490	—
Park Place Technologies, LLC	First lien senior secured revolving loan	8,971	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured delayed draw term loan	17,143	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	88	70
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	14,911	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	6,560	—
PERKINELMER U.S. LLC	First lien senior secured delayed draw term loan	28,565	—

Portfolio Company	Investment	June 30, 2024	December 31, 2023
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	2,570	2,570
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	31,691	31,691
PetVet Care Centers, LLC	First lien senior secured revolving loan	33,258	33,258
Ping Identity Holding Corp.	First lien senior secured revolving loan	2,182	2,182
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	2,447	28,553
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	5,384	8,158
Pluralsight, LLC	First lien senior secured revolving loan	—	87
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	11,854	11,854
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	5,038	10,076
Premise Health Holding	First lien senior secured revolving loan	8,191	—
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	74,480	—
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	85,120	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	29,489	—
QAD, Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	200	455
Relativity ODA LLC	First lien senior secured revolving loan	435	435
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	14,908	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	13,053	—
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	5,718	5,718
Securonix, Inc.	First lien senior secured revolving loan	5,219	5,339
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	13,189	9,077
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	4,777	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	1,041	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	—	11,770
Smarsh Inc.	First lien senior secured delayed draw term loan	10,381	10,381
Smarsh Inc.	First lien senior secured revolving loan	432	830
Sonny's Enterprises, LLC	First lien senior secured revolving loan	25,901	25,158
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	9,905	15,212
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	45,017	—

Portfolio Company	Investment	June 30, 2024	December 31, 2023
Southern Air & Heat Holdings, LLC	First lien senior secured revolving loan	220	259
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	20,889	28,751
Spotless Brands, LLC	First lien senior secured revolving loan	877	1,146
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured delayed draw term loan	12,267	12,267
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured revolving loan	6,133	6,133
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	5,300	5,579
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	5,336	5,336
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	—	2,360
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	7,768	7,768
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	3,260	3,508
The Shade Store, LLC	First lien senior secured delayed draw term loan	10,580	—
The Shade Store, LLC	First lien senior secured revolving loan	7,129	2,455
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	194	418
Troon Golf, L.L.C.	First lien senior secured revolving loan	7,207	7,207
Truist Insurance Holdings, LLC	First lien senior secured revolving loan	6,422	—
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	1,625	2,000
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	71,937	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	8,120	8,120
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	1,840	41,400
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	1,096	1,096
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	142	124
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	283	833
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	4,500	4,500
Zendesk, Inc.	First lien senior secured delayed draw term loan	30,080	30,080
Zendesk, Inc.	First lien senior secured revolving loan	12,386	12,386
Total Unfunded Portfolio Company Commitments		$3,126,066	$1,394,947
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
Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of us in the amount of $2.9 million for the period from April 22, 2020 (Inception) to June 30, 2024, of which $2.9 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2024, management was not aware of any pending or threatened litigation.

Contractual Obligations
A summary of our contractual payment obligations under our credit facilities and notes as of June 30, 2024, is as follows:

($ in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 years
Revolving Credit Facility	$1,556,937	$—	$—	$1,556,937	$—
SPV Asset Facility I	200,000	—	—	—	200,000
SPV Asset Facility II	995,000	—	995,000	—	—
SPV Asset Facility III	779,875	—	—	779,875	—
SPV Asset Facility IV	100,000	—	—	—	100,000
SPV Asset Facility V	210,000	—	—	210,000	—
SPV Asset Facility VI	350,000	—	—	—	350,000
SPV Asset Facility VII	100,000	—	—	100,000	—
CLO VIII	290,000	—	—	—	290,000
CLO XI	260,000	—	—	—	260,000
CLO XII	260,000	—	—	—	260,000
CLO XV	312,000	—	—	—	312,000
CLO XVI	420,000	—	—	—	420,000
March 2025 Notes	500,000	500,000	—	—	—
September 2026 Notes	350,000	—	350,000	—	—
February 2027 Notes	500,000	—	500,000	—	—
September 2027 Notes	600,000	—	—	600,000	—
June 2028 Notes	650,000	—	—	650,000	—
January 2029 Notes	550,000	—	—	550,000	—
September 2029 Notes	500,000	—	—	—	500,000
March 2031 Notes	750,000	—	—	—	750,000
Total Contractual Obligations	$10,233,812	$500,000	$1,845,000	$4,446,812	$3,442,000
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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes accretion and amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. PIK dividends represent accrued dividends that are added to the shares held of the equity investment on the respective interest payment dates rather than being paid in cash and generally becomes due at a certain trigger date. For the three months ended June 30, 2024, PIK interest and PIK dividend income earned was $31.3 million and $14.8 million, respectively. PIK interest and PIK dividend income represented approximately 5.0% and 2.4% of total investment income for the three months ended June 30, 2024, respectively. For the three months ended June 30, 2023, PIK interest and PIK dividend income earned was $17.9 million and $16.4 million, respectively. PIK interest and PIK dividend income represented approximately 4.9% and 4.5% of total investment income for the three months ended June 30, 2023, respectively. Discounts and premiums to par value on securities purchased are accreted or amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of premiums or discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

Recent Developments

Revolving Credit Facility Commitment Increase

On July 16, 2024, the revolving credit facility under the Revolving Credit Facility increased from $1.87 billion to $1.95 billion, after which the Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $2.07 billion.

CLO XVII

On July 18, 2024, we completed a $500.59 million term debt securitization transaction by our consolidated subsidiary, Owl Rock CLO XVII, LLC (the “CLO XVII Issuer”). As part of the transaction, the CLO XVII Issuer issued the following classes of notes:(i) $275.0 million of AAA(sf)/AAAsf Class A-1 Notes, which bear interest at three-month term SOFR plus 1.68%, (ii) $25.0 million of AAA(sf) Class A-2 Notes, which bear interest at three-month term SOFR plus 1.85% and (iii) $25.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 1.95%. The CLO XVII Issuer also issued approximately $175.6 million of subordinated securities, in the form of 175,590 preferred shares at an issue price of U.S.$1,000 per share held by us. All three classes of notes are schedule to mature on the payment date in July 2036.

CLO XVIII

On July 12, 2024, we completed a $399.8 million term debt securitization transaction by our consolidated subsidiary, Owl Rock CLO XVIII, LLC (the “CLO XVIII Issuer”). As part of the transaction the CLO XVIII Issuer issued (a) issued the following classes of notes: (i) $178.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 1.70% and (ii) $32.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 1.95% and (b) borrowed $50.0 million under floating rate Class A-1L loans, which bear interest at three-month term SOFR plus 1.70%. The CLO XVIII Issuer also issued approximately $139.8 million of subordinated securities, in the form of 139,800 preferred shares at an issue price of U.S.$1,000 per share held by us. Both classes of notes and the loans are scheduled to mature on July 24, 2036.

Core Income Funding III Amendment

On July 30, 2024, Core Income Funding III entered into Amendment No. 2 to SPV Asset Facility III in order to, among other things, (i) increase the financing limit under the SPV Asset Facility III from $1.00 billion to $1.50 billion and create a new tranche of commitments, (ii) amend the applicable margin from a range of 1.75% to 2.60%, to a range of 1.75% to 2.60% for borrowings allocated to the initial $1.00 billion of commitments and 1.60% to 2.40% for borrowings allocated to the new tranche of commitments and (iii) extend the maturity date to July 30, 2029.

Equity Raise

As of August 8, 2024, we have issued 447,197,528 shares of Class S common stock, 85,142,291 shares of Class D common stock, and 793,202,148 shares of Class I common stock and have raised total gross proceeds of $4.20 billion, $0.79 billion, and $7.40 billion, respectively, including seed capital of $1,000 contributed by our Adviser in September 2020 and approximately $25.0 million in gross proceeds raised from an entity affiliated with the Adviser. In addition, we received $437.8 million in gross subscription payments which we accepted on August 1, 2024 and which is pending our determination of the net asset value per share applicable to such purchase.

Dividend

On August 6, 2024, our Board declared a distribution of (i) $0.070100 per share, payable on or before September 30, 2024 to shareholders of record as of August 30, 2024, (ii) $0.070100 per share, payable on or before October 31, 2024 to shareholders of record as of September 30, 2024, and (iii) $0.070100 per share, payable on or before November 29, 2024 to shareholders of record as of October 31, 2024 and (iv) a special distribution of $0.032700 per share, payable on or before October 31, 2024 to shareholders of record as of September 30, 2024.

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

As of June 30, 2024, 97.9% of our debt investments based on fair value were at floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.7%.

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$624.1	$(263.7)	$360.4
Up 200 basis points	$416.1	$(175.8)	$240.3
Up 100 basis points	$208.0	$(87.9)	$120.1
Down 100 basis points	$(208.0)	$87.9	$(120.1)
Down 200 basis points	$(416.1)	$175.8	$(240.3)
Down 300 basis points	$(624.1)	$263.7	$(360.4)

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

Credit Risk

We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of June 30, 2024 and December 31, 2023, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC. In order to satisfy the reinvestment portion of our dividends for the six months ended June 30, 2024, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price	Share Class
February 23, 2024	January 31, 2024	986,339	$9.49	Class S
February 23, 2024	January 31, 2024	105,022	$9.50	Class D
February 23, 2024	January 31, 2024	1,929,115	$9.51	Class I
March 22, 2024	February 29, 2024	1,050,203	$9.49	Class S
March 22, 2024	February 29, 2024	97,632	$9.50	Class D
March 22, 2024	February 29, 2024	2,041,894	$9.52	Class I
April 23, 2024	March 31, 2024	1,643,184	$9.50	Class S
April 23, 2024	March 31, 2024	135,877	$9.51	Class D
April 23, 2024	March 31, 2024	3,161,145	$9.53	Class I
May 22, 2024	April 30, 2024	1,158,120	$9.51	Class S
May 22, 2024	April 30, 2024	97,576	$9.52	Class D
May 22, 2024	April 30, 2024	2,282,542	$9.53	Class I
June 26, 2024	May 31, 2024	1,221,693	$9.57	Class S
June 26, 2024	May 31, 2024	100,230	$9.58	Class D
June 26, 2024	May 31, 2024	2,402,194	$9.59	Class I
July 24, 2024	June 28, 2024	1,950,018	$9.53	Class S
July 24, 2024	June 28, 2024	151,042	$9.55	Class D
July 24, 2024	June 28, 2024	3,643,898	$9.56	Class I
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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
February 27, 2024	S	March 31, 2024	$33,826	$9.50	3,560,660
February 27, 2024	D	March 31, 2024	$26,354	$9.51	2,771,164
February 27, 2024	I	March 31, 2024	$81,994	$9.53	8,603,765
May 24, 2024	S	June 28, 2024	$50,529	$9.53	5,302,035
May 24, 2024	D	June 28, 2024	$3,558	$9.55	372,544
May 24, 2024	I	June 28, 2024	$97,737	$9.56	10,223,527
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Appointment of Officer

On August 6, 2024, the Board appointed Logan Nicholson to serve as the Company’s President. The role of President was previously held by Craig Packer, who continues to serve as the Company’s Chief Executive Officer and as a director.

Mr. Nicholson is a Managing Director at Blue Owl, a member of the Direct Lending Investment Team, and a member of the Diversified Lending Investment Committee. Mr. Nicholson is also President of the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II and Blue Owl Capital Corporation III, and Portfolio Manager for certain funds in Blue Owl’s Diversified Lending strategy, including the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II and Blue Owl Capital Corporation III. Prior to joining Blue Owl in 2023, Mr. Nicholson was a Co-Founder and Partner at Brinley Partners, a startup private credit asset manager, from 2021 to 2023. Previously, Mr. Nicholson was at Goldman Sachs & Co. (“Goldman”) from 2003 to 2021, where he was most recently a Managing Director and Head of U.S. Leveraged Finance Capital Markets. During his time at Goldman, he was responsible for structuring, risk management and distribution of capital commitments for both Leveraged Loans and High Yield bonds, and he was also appointed as a member of the LSTA Board of Directors. Additionally, Mr. Nicholson spent 2021 in a leadership role at healthcare firm Humana Inc., where he was Senior Vice President of Corporate Development and responsible for all M&A activity. Mr. Nicholson received a B.S. in Systems Engineering with a double major in Economics from the University of Virginia.

Item 6. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibits

3.1
Articles of Amendment and Restatement, dated February 23, 2021, as amended June 22, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 10, 2023).

3.2	Articles of Amendment, dated June 24, 2024, as amended June 24, 2024 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on June 26, 2024).

3.3	Amended and Restated Bylaws, dated July 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on June 22, 2023).

4.1
Eighth Supplemental Indenture, dated as of May 21, 2024, relating to the 6.600% notes due 2029, by and between the Company and Truist Bank, as successor to Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on May 21, 2024).

4.2	Form of 6.600% notes due 2029 sold in reliance on Rule 144A of the Securities Act (incorporated by reference to Exhibit 4.1 hereto).

4.3	Form of 6.600% notes due 2029 sold in reliance on Regulation S of the Securities Act (incorporated by reference to Exhibit 4.1 hereto).

4.4
Registration Rights Agreement, dated as of May 21, 2024, by and among the Company and SMBC Nikko Securities America, Inc., ING Financial Markets LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc. and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers (incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on May 21, 2024).

10.1
Credit and Security Agreement, dated as of May 21, 2024, among Core Income Funding VII LLC, as Borrower, Blue Owl Credit Income Corp., as Collateral Manager and Equityholder, the Lenders from time to time parties thereto, Citibank, N.A., as Administrative Agent, and State Street Bank and Trust Company, as Collateral Agent and Collateral Administrator (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 23, 2024).

10.2
Sale and Contribution Agreement, dated as of May 21, 2024, between Blue Owl Credit Income Corp., as Seller, and Core Income Funding VII LLC, as Purchaser (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 23, 2024).

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

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Owl Credit Income Corp.

Date: August 8, 2024	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: August 8, 2024	By:	/s/ Bryan Cole
Bryan Cole
Chief Operating Officer and Chief Financial Officer