Form 10-Q
period 2024-09-30
Blue Owl Credit Income Corp.
filed 2024-11-07
CIK 1812554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2024, the registrant had 488,140,062 shares of Class S common stock, 49,892,931 shares of Class D common stock, and 898,006,627 shares of Class I common stock, $0.01, par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Blue Owl Credit Income Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $23,967,021 and $15,937,544, respectively)	$23,997,940	$16,010,137
Non-controlled, affiliated investments (amortized cost of $87,610 and $72,371, respectively)	98,379	78,406
Controlled, affiliated investments (amortized cost of $716,684 and $561,528, respectively)	733,760	573,550
Total investments at fair value (amortized cost of $24,771,315 and $16,571,443, respectively)	24,830,079	16,662,093
Cash (restricted cash of $14,816 and $40,872, respectively)	554,747	415,384
Interest receivable	191,230	138,350
Receivable from controlled affiliates	12,834	8,024
Receivable for investments sold	32,590	28,508
Prepaid expenses and other assets	212,573	4,123
Total Assets	$25,834,053	$17,256,482
Liabilities
Debt (net of unamortized debt issuance costs of $163,564 and $101,242, respectively)	$11,818,751	$7,827,973
Distribution payable	138,816	93,930
Payable for investments purchased	287,734	167,078
Payables to affiliates	73,783	54,544
Tender offer payable	151,434	113,988
Accrued expenses and other liabilities	146,454	106,423
Total Liabilities	12,616,972	8,363,936
Commitments and contingencies (Note 7)
Net Assets
Class S Common shares $0.01 par value, 1,500,000,000 shares authorized; 472,776,935 and 325,845,587 shares issued and outstanding, respectively	4,728	3,259
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 48,636,240 and 75,427,194 shares issued and outstanding, respectively	486	754
Class I Common shares $0.01 par value, 2,000,000,000 shares authorized; 860,780,379 and 535,625,823 shares issued and outstanding, respectively	8,608	5,356
Additional paid-in-capital	12,891,104	8,649,139
Accumulated undistributed (overdistributed) earnings	312,155	234,038
Total Net Assets	13,217,081	8,892,546
Total Liabilities and Net Assets	$25,834,053	$17,256,482
Net Asset Value Per Class S Share	$9.55	$9.48
Net Asset Value Per Class D Share	$9.56	$9.49
Net Asset Value Per Class I Share	$9.57	$9.50

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$599,855	$357,354	$1,605,997	$931,597
Payment-in-kind (“PIK”) interest income	32,366	18,178	90,108	51,140
Dividend income	2,386	2,338	6,783	6,470
Payment-in-kind (“PIK”) dividend income	10,886	16,729	42,904	51,131
Other income	7,630	2,995	20,552	10,412
Total investment income from non-controlled, non-affiliated investments	653,123	397,594	1,766,344	1,050,750
Investment income from non-controlled, affiliated investments:
Interest income	25	—	25	—
Payment-in-kind (“PIK”) interest income	4	—	4	—
Dividend income	69	214	486	547
Total investment income from non-controlled, affiliated investments	98	214	515	547
Investment income from controlled, affiliated investments:
Interest income	2,239	—	6,035	—
Payment-in-kind (“PIK”) interest income	358	773	1,462	773
Dividend income	19,054	10,200	54,716	26,318
Total investment income from controlled, affiliated investments	21,651	10,973	62,213	27,091
Total Investment Income	674,872	408,781	1,829,072	1,078,388
Operating Expenses
Offering costs	389	1,156	3,083	2,093
Interest expense	209,461	127,342	561,827	331,488
Management fees	37,998	21,466	99,486	57,262
Performance based incentive fees	47,376	30,803	131,771	82,050
Professional fees	5,974	4,416	16,675	10,330
Directors’ fees	320	448	966	972
Shareholder servicing fees	9,702	5,696	25,721	14,916
Other general and administrative	4,023	1,828	8,708	4,981
Total Operating Expenses	315,243	193,155	848,237	504,092
Net Investment Income (Loss) Before Taxes	359,629	215,626	980,835	574,296
Income tax expense (benefit), including excise tax expense (benefit)	2,217	1,027	5,480	2,529
Net Investment Income (Loss) After Taxes	$357,412	$214,599	$975,355	$571,767
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(23,029)	$46,417	$(55,717)	$119,573
Non-controlled, affiliated investments	1,999	2,986	4,733	3,035
Controlled, affiliated investments	(1,906)	3,541	5,054	8,254
Translation of assets and liabilities in foreign currencies	1,008	4	1,299	351
Income tax (provision) benefit	(924)	6	(916)	(1)
Total Net Change in Unrealized Gain (Loss)	(22,852)	52,954	(45,547)	131,212
Net realized gain (loss):
Non-controlled, non-affiliated investments	(2,575)	(2,411)	(6,009)	(9,589)
Foreign currency transactions	(465)	267	(1,519)	207
Total Net Realized Gain (Loss)	(3,040)	(2,144)	(7,528)	(9,382)
Total Net Realized and Change in Unrealized Gain (Loss)	(25,892)	50,810	(53,075)	121,830
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$331,520	$265,409	$922,280	$693,597
Net Increase (Decrease) in Net Assets Resulting from Operations - Class S Common Stock	$107,506	$89,934	$301,796	$233,584
Net Increase (Decrease) in Net Assets Resulting from Operations - Class D Common Stock	$11,854	$21,281	$35,109	$57,320
Net Increase (Decrease) in Net Assets Resulting from Operations - Class I Common Stock	$212,160	$154,194	$585,375	$402,694
Earnings Per Share - Basic and Diluted of Class S Common Stock	$0.23	$0.34	$0.74	$0.99
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	460,330,255	266,167,781	410,072,703	236,530,998
Earnings Per Share - Basic and Diluted of Class D Common Stock	$0.25	$0.34	$0.78	$0.99
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted	47,766,793	62,982,453	45,110,739	58,042,790
Earnings Per Share - Basic and Diluted of Class I Common Stock	$0.25	$0.34	$0.80	$0.99
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	835,954,921	456,349,592	734,685,992	407,774,285
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Non-controlled/non-affiliated portfolio company investments
Debt Investments(5)
Advertising and media
Broadcast Music, Inc. (fka Otis Merger Sub, Inc.)(6)	First lien senior secured loan	SR +	5.75%	02/2030	34,404	$33,613	$34,060	0.3%
Broadcast Music, Inc. (fka Otis Merger Sub, Inc.)(17)(18)	First lien senior secured revolving loan	SR +	5.75%	02/2030	—	(140)	(63)	0.0%
Global Music Rights, LLC(7)	First lien senior secured loan	SR +	5.50%	08/2030	162,027	159,475	162,016	1.2%
Global Music Rights, LLC(17)(18)	First lien senior secured revolving loan	SR +	5.50%	08/2029	—	(156)	—	0.0%
Project Boost Purchaser, LLC (dba JD Power)(7)(22)	First lien senior secured loan	SR +	3.50%	07/2031	33,750	33,668	33,723	0.3%
Project Boost Purchaser, LLC (dba JD Power)(7)(22)	Second lien senior secured loan	SR +	5.25%	07/2032	11,250	11,196	11,257	0.1%
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(6)	First lien senior secured loan	SR +	5.00%	12/2028	230,089	230,089	230,089	1.7%
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(6)(17)	First lien senior secured revolving loan	SR +	5.00%	12/2027	7,990	7,990	7,990	0.1%
Monotype Imaging Holdings Inc.(7)	First lien senior secured loan	SR +	5.50%	02/2031	167,907	166,723	167,067	1.3%
Monotype Imaging Holdings Inc.(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.50%	02/2026	—	(48)	—	0.0%
Monotype Imaging Holdings Inc.(17)(18)	First lien senior secured revolving loan	SR +	5.50%	02/2030	—	(142)	(105)	0.0%
						642,268	646,034	5.0%
Aerospace and defense
Bleriot US Bidco Inc.(7)(22)	First lien senior secured loan	SR +	3.25%	10/2030	11,772	$11,772	$11,774	0.1%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(6)(22)	First lien senior secured loan	SR +	3.50%	08/2028	12,871	12,871	12,873	0.1%
ManTech International Corporation(7)	First lien senior secured loan	SR +	5.00%	09/2029	14,711	14,711	14,711	0.1%
ManTech International Corporation(17)(19)	First lien senior secured delayed draw term loan	SR +	5.00%	06/2025	—	—	—	0.0%
ManTech International Corporation(17)	First lien senior secured revolving loan	SR +	5.00%	09/2028	—	—	—	0.0%
Novaria Holdings, LLC(6)(22)	First lien senior secured loan	SR +	4.25%	06/2031	15,000	14,927	14,975	0.1%
Peraton Corp.(6)(22)	First lien senior secured loan	SR +	3.75%	02/2028	51,408	51,441	49,362	0.4%
Peraton Corp.(7)(22)	Second lien senior secured loan	SR +	7.75%	02/2029	4,831	4,785	4,524	0.0%
						110,507	108,219	0.8%
Automotive aftermarket
OAC Holdings I Corp. (dba Omega Holdings)(6)	First lien senior secured loan	SR +	5.00%	03/2029	8,981	$8,853	$8,913	0.1%
OAC Holdings I Corp. (dba Omega Holdings)(17)(18)	First lien senior secured revolving loan	SR +	5.00%	03/2028	—	(30)	(19)	0.0%
Power Stop, LLC(7)(22)	First lien senior secured loan	SR +	4.75%	01/2029	29,246	29,046	28,076	0.2%
						37,869	36,970	0.3%
Automotive services
Holley Inc.(6)(22)	First lien senior secured loan	SR +	3.75%	11/2028	1,905	$1,897	$1,848	0.0%
Mavis Tire Express Services Topco Corp.(6)(22)	First lien senior secured loan	SR +	3.50%	05/2028	29,117	29,117	29,082	0.2%
Mister Car Wash Holdings, Inc.(6)(22)	First lien senior secured loan	SR +	3.00%	03/2031	4,988	4,988	4,989	0.0%
Spotless Brands, LLC(7)	First lien senior secured loan	SR +	5.75%	07/2028	81,929	81,181	81,724	0.6%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Spotless Brands, LLC(6)(17)	First lien senior secured revolving loan	SR +	5.75%	07/2028	1,347	1,328	1,341	0.0%
Wand Newco 3, Inc. (dba Caliber )(7)(22)	First lien senior secured loan	SR +	3.25%	01/2031	17,456	17,456	17,427	0.1%
						135,967	136,411	0.9%
Asset based lending and fund finance
Hg Genesis 9 SumoCo Limited(11)(23)	Unsecured facility	E +	7.00% PIK	03/2027	€139,609	$153,010	$155,811	1.2%
Hg Saturn Luchaco Limited(14)(23)	Unsecured facility	SA +	7.50% PIK	03/2026	£680	868	912	0.0%
						153,878	156,723	1.2%
Buildings and real estate
Associations, Inc.(7)	First lien senior secured loan	SR +	6.50%	07/2028	408,855	$408,467	$408,855	3.1%
Associations, Inc.(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.50%	07/2028	—	(29)	—	0.0%
Associations, Inc.(17)(18)	First lien senior secured revolving loan	SR +	6.50%	07/2028	—	(23)	—	0.0%
Associations Finance, Inc.(16)	Unsecured notes		14.25% PIK	05/2030	158,756	157,635	158,758	1.2%
CoreLogic Inc.(6)(22)	First lien senior secured loan	SR +	3.50%	06/2028	23,901	23,421	23,629	0.2%
Dodge Construction Network LLC(7)(22)	First lien senior secured loan	SR +	4.75%	02/2029	16,813	16,639	12,364	0.1%
RealPage, Inc.(6)(22)	First lien senior secured loan	SR +	3.00%	04/2028	13,951	13,940	13,533	0.1%
RealPage, Inc.(6)(22)	Second lien senior secured loan	SR +	6.50%	04/2029	27,500	27,222	26,340	0.2%
Wrench Group LLC(7)(22)	First lien senior secured loan	SR +	4.00%	10/2028	27,214	27,164	27,193	0.2%
						674,436	670,672	5.1%
Business services
Access CIG, LLC(7)(22)	First lien senior secured loan	SR +	5.00%	08/2028	79,200	$77,581	$79,430	0.6%
Aurelia Netherlands Midco 2 B.V.(12)(23)	First lien senior secured EUR term loan	E +	5.75%	05/2031	€55,027	57,668	60,952	0.5%
Boxer Parent Company Inc. (f/k/a BMC)(7)(22)	First lien senior secured loan	SR +	3.75%	07/2031	69,750	69,579	69,562	0.5%
Capstone Acquisition Holdings, Inc.(6)	First lien senior secured loan	SR +	4.50%	11/2029	85,570	85,010	85,005	0.6%
Capstone Acquisition Holdings, Inc.(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	4.50%	08/2026	—	(7)	(7)	0.0%
ConnectWise, LLC(7)(22)	First lien senior secured loan	SR +	3.50%	09/2028	29,473	29,518	29,399	0.2%
CoolSys, Inc.(7)	First lien senior secured loan	SR +	4.75%	08/2028	13,772	12,967	13,497	0.1%
CoreTrust Purchasing Group LLC(6)	First lien senior secured loan	SR +	5.25%	10/2029	112,900	111,917	112,900	0.9%
CoreTrust Purchasing Group LLC(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.25%	05/2026	—	(175)	—	0.0%
CoreTrust Purchasing Group LLC(17)(18)	First lien senior secured revolving loan	SR +	5.25%	10/2029	—	(168)	—	0.0%
Denali BuyerCo, LLC (dba Summit Companies)(7)	First lien senior secured loan	SR +	5.50%	09/2028	196,232	194,156	196,232	1.5%
Denali BuyerCo, LLC (dba Summit Companies)(17)(18)	First lien senior secured revolving loan	SR +	5.50%	09/2027	—	(63)	—	0.0%
Diamondback Acquisition, Inc. (dba Sphera)(6)	First lien senior secured loan	SR +	5.50%	09/2028	46,509	45,916	46,044	0.3%
DuraServ LLC(6)	First lien senior secured loan	SR +	4.75%	06/2031	130,982	130,348	130,327	1.0%
DuraServ LLC(6)(17)(19)	First lien senior secured delayed draw term loan	SR +	4.75%	06/2026	3,363	3,231	3,225	0.0%
DuraServ LLC(17)(18)	First lien senior secured revolving loan	SR +	4.75%	06/2030	—	(115)	(121)	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Fullsteam Operations, LLC(7)	First lien senior secured loan	SR +	8.25%	11/2029	8,938	8,693	8,938	0.1%
Fullsteam Operations, LLC(7)(17)(19)	First lien senior secured delayed draw term loan	SR +	8.25%	05/2025	2,673	2,599	2,673	0.0%
Fullsteam Operations, LLC(7)(17)(19)	First lien senior secured delayed draw term loan	SR +	8.25%	11/2025	1,154	1,122	1,154	0.0%
Fullsteam Operations, LLC(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	7.00%	08/2025	—	(34)	(13)	0.0%
Fullsteam Operations, LLC(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	7.00%	02/2026	—	(8)	(3)	0.0%
Fullsteam Operations, LLC(17)(18)	First lien senior secured revolving loan	SR +	8.25%	11/2029	—	(12)	—	0.0%
Hercules Borrower, LLC (dba The Vincit Group)(7)	First lien senior secured loan	SR +	5.50%	12/2026	15,815	15,739	15,815	0.1%
Hercules Borrower, LLC (dba The Vincit Group)(17)(18)	First lien senior secured revolving loan	SR +	5.50%	12/2026	—	(1)	—	0.0%
Hercules Buyer, LLC (dba The Vincit Group)(16)(28)	Unsecured notes		0.48% PIK	12/2029	24	24	28	0.0%
Kaseya Inc.(7)	First lien senior secured loan	SR +	5.50%	06/2029	73,337	72,273	73,337	0.6%
Kaseya Inc.(7)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.50%	06/2025	847	809	847	0.0%
Kaseya Inc.(6)(17)	First lien senior secured revolving loan	SR +	5.50%	06/2029	1,097	1,039	1,097	0.0%
KPSKY Acquisition, Inc. (dba BluSky)(7)	First lien senior secured loan	SR +	5.50%	10/2028	101,442	100,151	93,074	0.7%
KPSKY Acquisition, Inc. (dba BluSky)(7)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	11/2025	73	22	(296)	0.0%
Madison Safety & Flow LLC(7)(22)	First lien senior secured loan	SR +	3.25%	09/2031	7,500	7,481	7,491	0.1%
Packers Holdings, LLC(6)(22)	First lien senior secured loan	SR +	3.25%	03/2028	16,450	16,369	8,544	0.1%
Ping Identity Holding Corp.(7)	First lien senior secured loan	SR +	4.75%	10/2029	47,792	47,673	47,792	0.4%
Ping Identity Holding Corp.(17)(18)	First lien senior secured revolving loan	SR +	4.75%	10/2028	—	(12)	—	0.0%
Plano HoldCo, Inc. (dba Perficient)(7)	First lien senior secured loan	SR +	3.50%	08/2031	25,000	24,875	24,875	0.2%
POLARIS PURCHASER, INC. (dba Plusgrade)(7)(23)	First lien senior secured loan	SR +	4.00%	03/2031	26,518	26,518	26,518	0.2%
Pye-Barker Fire & Safety, LLC(7)	First lien senior secured loan	SR +	4.50%	05/2031	174,704	173,862	173,831	1.3%
Pye-Barker Fire & Safety, LLC(7)(17)(19)	First lien senior secured delayed draw term loan	SR +	4.50%	05/2026	9,624	9,399	9,390	0.1%
Pye-Barker Fire & Safety, LLC(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	4.50%	05/2026	—	(202)	(213)	0.0%
Pye-Barker Fire & Safety, LLC(7)(17)	First lien senior secured revolving loan	SR +	4.50%	05/2030	4,213	4,054	4,044	0.0%
Xplor T1, LLC(7)	First lien senior secured loan	SR +	4.25%	06/2031	50,000	49,760	50,250	0.4%
						1,379,556	1,375,618	10.5%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(6)(22)	First lien senior secured loan	SR +	4.00%	11/2027	19,113	$18,882	$18,982	0.1%
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(6)	Second lien senior secured loan	SR +	7.75%	11/2028	40,137	40,128	38,030	0.3%
DCG ACQUISITION CORP. (dba DuBois Chemical)(6)	First lien senior secured loan	SR +	4.75%	06/2031	95,076	94,154	94,125	0.7%
DCG ACQUISITION CORP. (dba DuBois Chemical)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	4.75%	06/2026	—	(76)	(79)	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

DCG ACQUISITION CORP. (dba DuBois Chemical)(17)(18)	First lien senior secured revolving loan	SR +	4.75%	06/2031	—	(152)	(159)	0.0%
Derby Buyer LLC (dba Delrin)(6)(22)	First lien senior secured loan	SR +	3.50%	11/2030	57,693	57,693	57,710	0.4%
Gaylord Chemical Company, L.L.C.(7)	First lien senior secured loan	SR +	5.25%	03/2027	96,340	96,109	96,340	0.8%
Gaylord Chemical Company, L.L.C.(7)(17)	First lien senior secured revolving loan	SR +	5.25%	03/2026	3,337	3,328	3,337	0.0%
Nouryon Finance B.V.(7)(22)(23)	First lien senior secured loan	SR +	3.50%	04/2028	18,813	18,813	18,815	0.1%
Rocket BidCo, Inc. (dba Recochem)(7)(23)	First lien senior secured loan	SR +	5.75%	11/2030	352,375	345,554	347,089	2.6%
Velocity HoldCo III Inc. (dba VelocityEHS)(7)	First lien senior secured loan	SR +	5.75%	04/2027	2,282	2,256	2,282	0.0%
Velocity HoldCo III Inc. (dba VelocityEHS)(17)(18)	First lien senior secured revolving loan	SR +	5.75%	04/2026	—	(1)	—	0.0%
						676,688	676,472	5.0%
Consumer products
BEP Intermediate Holdco, LLC (dba Buyers Edge Platform)(6)	First lien senior secured loan	SR +	3.75%	04/2031	34,913	$34,748	$35,000	0.3%
Conair Holdings LLC(6)(22)	First lien senior secured loan	SR +	3.75%	05/2028	45,033	44,681	41,115	0.3%
Conair Holdings LLC(6)	Second lien senior secured loan	SR +	7.50%	05/2029	22,591	22,344	21,123	0.2%
Foundation Consumer Brands, LLC(7)	First lien senior secured loan	SR +	6.25%	02/2027	99,024	97,885	99,024	0.7%
Lignetics Investment Corp.(7)	First lien senior secured loan	SR +	6.00%	11/2027	96,470	95,726	96,470	0.8%
Lignetics Investment Corp.(7)(17)	First lien senior secured revolving loan	SR +	6.00%	10/2026	10,897	10,837	10,897	0.1%
Olaplex, Inc.(6)(22)(23)	First lien senior secured loan	SR +	3.50%	02/2029	46,951	46,385	44,566	0.3%
SWK BUYER, Inc. (dba Stonewall Kitchen)(7)	First lien senior secured loan	SR +	5.25%	03/2029	58,624	57,812	56,719	0.4%
SWK BUYER, Inc. (dba Stonewall Kitchen)(7)(17)	First lien senior secured revolving loan	SR +	5.25%	03/2029	1,953	1,882	1,771	0.0%
						412,300	406,685	3.1%
Containers and packaging
Anchor Packaging, LLC(6)(22)	First lien senior secured loan	SR +	3.75%	07/2029	49,875	$49,758	$49,970	0.4%
Arctic Holdco, LLC (dba Novvia Group)(6)	First lien senior secured loan	SR +	6.00%	12/2026	13,427	13,223	13,326	0.1%
Arctic Holdco, LLC (dba Novvia Group)(6)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.00%	12/2024	7,241	7,100	7,169	0.1%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(7)	First lien senior secured loan	SR +	5.75%	09/2028	78,981	78,218	78,981	0.6%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(7)	First lien senior secured loan	SR +	6.00%	09/2028	8,843	8,707	8,843	0.1%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(7)(17)	First lien senior secured revolving loan	SR +	5.75%	09/2027	1,702	1,676	1,702	0.0%
Berlin Packaging(6)(22)	First lien senior secured loan	SR +	3.75%	06/2031	107,384	107,158	107,266	0.8%
BW Holding, Inc.(7)(22)	First lien senior secured loan	SR +	4.00%	12/2028	21,561	20,855	19,737	0.1%
Charter NEX US, Inc.(6)(22)	First lien senior secured loan	SR +	3.25%	12/2027	49,198	49,198	49,193	0.4%
Five Star Lower Holding LLC(7)(22)	First lien senior secured loan	SR +	4.25%	05/2029	13,156	13,024	12,807	0.1%
Fortis Solutions Group, LLC(7)	First lien senior secured loan	SR +	5.50%	10/2028	66,448	65,572	65,618	0.5%
Fortis Solutions Group, LLC(7)(17)	First lien senior secured revolving loan	SR +	5.50%	10/2027	1,799	1,731	1,715	0.0%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(7)	First lien senior secured loan	SR +	6.25%	05/2028	111,887	111,129	111,887	0.8%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Indigo Buyer, Inc. (dba Inovar Packaging Group)(7)	First lien senior secured loan	SR +	5.25%	05/2028	13,400	13,303	13,300	0.1%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.25%	07/2026	—	(48)	(50)	0.0%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(17)(18)	First lien senior secured revolving loan	SR +	6.25%	05/2028	—	(77)	—	0.0%
Pregis Topco LLC(6)(22)	First lien senior secured loan	SR +	4.00%	07/2026	16,783	16,646	16,798	0.1%
Pregis Topco LLC(6)	Second lien senior secured loan	SR +	7.75%	08/2029	2,500	2,500	2,500	0.0%
Pregis Topco LLC(6)	Second lien senior secured loan	SR +	6.75%	08/2029	30,000	30,000	30,000	0.2%
ProAmpac PG Borrower LLC(7)(22)	First lien senior secured loan	SR +	4.00%	09/2028	39,215	39,215	39,247	0.3%
SupplyOne, Inc.(6)(22)	First lien senior secured loan	SR +	4.25%	04/2031	19,403	19,247	19,435	0.1%
Tricorbraun Holdings, Inc.(6)(22)	First lien senior secured loan	SR +	3.25%	03/2028	32,274	31,675	31,616	0.2%
						679,810	681,060	5.0%
Distribution
ABB/Con-cise Optical Group LLC(7)	First lien senior secured loan	SR +	7.50%	02/2028	33,306	$32,984	$32,474	0.2%
AI Aqua Merger Sub, Inc. (dba Culligan)(6)(22)	First lien senior secured loan	SR +	3.50%	07/2028	46,382	46,406	46,312	0.4%
Aramsco, Inc.(7)	First lien senior secured loan	SR +	4.75%	10/2030	44,479	43,632	41,811	0.3%
Aramsco, Inc.(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	4.75%	10/2025	—	—	(468)	0.0%
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(6)(22)	First lien senior secured loan	SR +	4.00%	01/2027	61,906	61,889	61,900	0.5%
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(7)	First lien senior secured loan	SR +	6.00%	10/2029	162,872	161,435	162,872	1.2%
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(7)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.00%	10/2025	12,843	12,650	12,843	0.1%
Dealer Tire Financial, LLC(6)(22)	First lien senior secured loan	SR +	3.50%	07/2031	30,415	30,267	30,454	0.2%
Dealer Tire Financial, LLC(16)(21)(22)	Unsecured notes		8.00%	02/2028	56,120	55,278	56,086	0.4%
Endries Acquisition, Inc.(6)	First lien senior secured loan	SR +	5.25%	12/2028	101,024	100,368	100,267	0.7%
Endries Acquisition, Inc.(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.25%	12/2025	—	(50)	(60)	0.0%
Formerra, LLC(6)	First lien senior secured loan	SR +	7.25%	11/2028	5,171	5,044	5,132	0.0%
Formerra, LLC(7)	First lien senior secured delayed draw term loan	SR +	7.25%	11/2028	208	203	206	0.0%
Formerra, LLC(6)(17)	First lien senior secured revolving loan	SR +	7.25%	11/2028	105	94	101	0.0%
Foundation Building Materials, Inc.(7)(22)	First lien senior secured loan	SR +	4.00%	01/2031	19,937	19,838	19,385	0.1%
White Cap Supply Holdings, LLC(6)(22)	First lien senior secured loan	SR +	3.25%	10/2029	62,334	62,067	61,854	0.5%
						632,105	631,169	4.6%
Education
Ellucian Holdings Inc. (f/k/a Sophia, L.P.)(6)(22)	First lien senior secured loan	SR +	3.50%	10/2029	47,816	$47,761	$47,911	0.4%
Learning Care Group (US) No. 2 Inc.(6)(22)	First lien senior secured loan	SR +	4.00%	08/2028	22,276	22,276	22,374	0.2%
Renaissance Learning, Inc.(6)(22)	First lien senior secured loan	SR +	4.25%	04/2030	31,204	31,187	31,173	0.2%
Severin Acquisition, LLC (dba PowerSchool)(7)(22)	First lien senior secured loan	SR +	3.00%	08/2027	14,632	14,575	14,632	0.1%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)(22)	First lien senior secured loan	SR +	4.00%	10/2030	15,222	15,222	15,303	0.1%
						131,021	131,393	1.0%
Energy equipment and services
Dresser Utility Solutions, LLC(6)	First lien senior secured loan	SR +	5.50%	03/2029	82,496	$81,746	$82,083	0.6%
Dresser Utility Solutions, LLC(17)(19)	First lien senior secured delayed draw term loan	SR +	5.50%	09/2025	—	—	—	0.0%
Dresser Utility Solutions, LLC(17)(18)	First lien senior secured revolving loan	SR +	5.50%	03/2029	—	(93)	(53)	0.0%
Pike Corp.(6)(22)	First lien senior secured loan	SR +	3.00%	01/2028	5,991	5,980	6,013	0.0%
						87,633	88,043	0.6%
Financial services
Ascensus Holdings, Inc.(6)(22)	First lien senior secured loan	SR +	3.50%	08/2028	11,906	$11,827	$11,883	0.1%
Baker Tilly Advisory Group, L.P.(6)	First lien senior secured loan	SR +	5.00%	06/2031	99,250	97,814	97,762	0.7%
Baker Tilly Advisory Group, L.P.(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.00%	06/2026	—	(112)	(112)	0.0%
Baker Tilly Advisory Group, L.P.(17)(18)	First lien senior secured revolving loan	SR +	5.00%	06/2030	—	(292)	(314)	0.0%
BCPE Pequod Buyer, Inc. (dba Envestnet)(7)(22)	First lien senior secured loan	SR +	3.50%	09/2031	115,000	112,444	114,448	0.9%
Blackhawk Network Holdings, Inc.(6)(22)	First lien senior secured loan	SR +	5.00%	03/2029	74,813	73,373	75,089	0.6%
BTRS Holdings Inc. (dba Billtrust)(7)	First lien senior secured loan	SR +	8.00%	12/2028	10,850	10,598	10,796	0.1%
BTRS Holdings Inc. (dba Billtrust)(7)(17)(19)	First lien senior secured delayed draw term loan	SR +	8.00%	12/2024	798	798	793	0.0%
BTRS Holdings Inc. (dba Billtrust)(7)(17)	First lien senior secured revolving loan	SR +	7.25%	12/2028	434	410	428	0.0%
Chrysaor Bidco s.à r.l. (dba AlterDomus)(7)(22)(23)	First lien senior secured loan	SR +	3.50%	05/2031	9,311	9,311	9,343	0.1%
Chrysaor Bidco s.à r.l. (dba AlterDomus)(17)(19)(22)(23)	First lien senior secured delayed draw term loan	SR +	3.50%	05/2026	—	—	—	0.0%
Computer Services, Inc. (dba CSI)(7)	First lien senior secured loan	SR +	5.25%	11/2029	52,652	52,045	52,652	0.3%
Computer Services, Inc. (dba CSI)(7)	First lien senior secured loan	SR +	4.75%	11/2029	18,464	18,372	18,371	0.1%
Computer Services, Inc. (dba CSI)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.25%	02/2026	—	(57)	—	0.0%
Cresset Capital Management, LLC(6)	First lien senior secured loan	SR +	5.00%	06/2030	15,632	15,482	15,476	0.1%
Cresset Capital Management, LLC(17)(19)	First lien senior secured delayed draw term loan	SR +	5.00%	09/2025	—	—	—	0.0%
Cresset Capital Management, LLC(17)(19)	First lien senior secured delayed draw term loan	SR +	5.00%	06/2026	—	—	—	0.0%
Cresset Capital Management, LLC(17)(18)	First lien senior secured revolving loan	SR +	5.00%	06/2029	—	(21)	(22)	0.0%
Deerfield Dakota Holdings(7)(22)	First lien senior secured loan	SR +	3.75%	04/2027	97,468	96,792	95,382	0.7%
Deerfield Dakota Holdings(7)(22)	Second lien senior secured loan	SR +	6.75%	04/2028	21,476	21,500	20,939	0.2%
Finastra USA, Inc.(7)(23)	First lien senior secured loan	SR +	7.25%	09/2029	163,939	162,335	163,939	1.2%
Finastra USA, Inc.(7)(17)(23)	First lien senior secured revolving loan	SR +	7.25%	09/2029	7,917	7,746	7,917	0.1%
Grant Thornton Advisors LLC(6)(22)	First lien senior secured loan	SR +	3.25%	06/2031	20,000	20,000	20,022	0.2%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Klarna Holding AB(7)(23)	Subordinated Floating Rate Notes	SR +	7.00%	04/2034	1,000	1,000	1,000	0.0%
KRIV Acquisition Inc. (dba Riveron)(6)	First lien senior secured loan	SR +	6.25%	07/2029	69,460	67,694	69,460	0.5%
KRIV Acquisition Inc. (dba Riveron)(7)	First lien senior secured delayed draw term loan	SR +	6.25%	07/2029	10,419	10,143	10,419	0.1%
KRIV Acquisition Inc. (dba Riveron)(17)(18)	First lien senior secured revolving loan	SR +	6.25%	07/2029	—	(260)	—	0.0%
Minotaur Acquisition, Inc. (dba Inspira Financial)(6)	First lien senior secured loan	SR +	5.00%	06/2030	293,722	290,706	290,576	2.2%
Minotaur Acquisition, Inc. (dba Inspira Financial)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.00%	05/2026	—	(196)	(210)	0.0%
Minotaur Acquisition, Inc. (dba Inspira Financial)(17)(18)	First lien senior secured revolving loan	SR +	5.00%	06/2030	—	(241)	(258)	0.0%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)	First lien senior secured loan	SR +	5.00%	09/2028	12,210	12,160	12,210	0.0%
NMI Acquisitionco, Inc. (dba Network Merchants)(17)(18)	First lien senior secured revolving loan	SR +	5.00%	09/2028	—	(2)	—	0.0%
OneDigital Borrower LLC(6)(22)	First lien senior secured loan	SR +	3.25%	07/2031	82,493	82,209	81,701	0.6%
OneDigital Borrower LLC(6)(22)	Second lien senior secured loan	SR +	5.25%	07/2032	33,800	33,635	33,432	0.3%
PPI Holding US Inc. (dba Nuvei)(7)(21)(22)(23)	First lien senior secured loan	SR +	3.00%	07/2031	20,000	19,950	19,738	0.1%
Pushpay USA Inc.(7)	First lien senior secured loan	SR +	4.50%	08/2031	15,000	14,852	14,850	0.1%
Saphilux S.a.r.L. (dba IQ-EQ)(7)(23)	First lien senior secured loan	SR +	3.50%	07/2028	32,378	32,378	32,458	0.2%
Smarsh Inc.(7)	First lien senior secured loan	SR +	5.75%	02/2029	83,048	82,464	83,048	0.6%
Smarsh Inc.(7)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	02/2025	10,381	10,243	10,381	0.1%
Smarsh Inc.(17)(18)	First lien senior secured revolving loan	SR +	5.75%	02/2029	—	(5)	—	0.0%
Teneo Holdings LLC(6)(22)	First lien senior secured loan	SR +	4.75%	03/2031	14,925	14,784	14,971	0.1%
						1,381,879	1,388,568	10.3%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(6)(22)	First lien senior secured loan	SR +	4.00%	09/2028	13,615	$13,527	$13,599	0.1%
Balrog Acquisition, Inc. (dba Bakemark)(6)	Second lien senior secured loan	SR +	7.00%	09/2029	6,000	5,964	6,000	0.0%
Blast Bidco Inc. (dba Bazooka Candy Brands)(7)	First lien senior secured loan	SR +	6.00%	10/2030	35,642	34,839	35,642	0.3%
Blast Bidco Inc. (dba Bazooka Candy Brands)(17)(18)	First lien senior secured revolving loan	SR +	6.00%	10/2029	—	(87)	—	0.0%
Dessert Holdings(6)(22)	First lien senior secured loan	SR +	4.00%	06/2028	19,449	19,387	18,373	0.1%
EAGLE FAMILY FOODS GROUP LLC(7)	First lien senior secured loan	SR +	5.00%	08/2030	180,835	179,057	179,930	1.4%
Eagle Family Foods Group LLC(7)(17)	First lien senior secured revolving loan	SR +	5.00%	08/2030	2,713	2,514	2,611	0.0%
Fiesta Purchaser, Inc. (dba Shearer's Foods)(6)(22)	First lien senior secured loan	SR +	4.00%	02/2031	74,813	71,615	74,798	0.6%
Fiesta Purchaser, Inc. (dba Shearer's Foods)(7)(17)	First lien senior secured revolving loan	SR +	4.50%	02/2029	388	61	384	0.0%
Gehl Foods, LLC(8)	First lien senior secured loan	SR +	6.25%	06/2030	118,258	117,113	117,075	0.9%
Gehl Foods, LLC(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.25%	12/2025	—	(43)	(45)	0.0%
HISSHO PARENT, LLC(7)	First lien senior secured loan	SR +	5.00%	05/2029	123,579	122,772	123,579	0.9%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units		Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

HISSHO PARENT, LLC(17)(18)	First lien senior secured revolving loan	SR +	5.00%	05/2029		—	(64)	—	0.0%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(6)	First lien senior secured loan	SR +	6.25%	03/2027		211,733	209,627	208,558	1.5%
KBP Brands, LLC(7)	First lien senior secured loan	SR +	6.00% (0.50% PIK)	05/2027		14,617	14,513	14,435	0.1%
KBP Brands, LLC(7)	First lien senior secured delayed draw term loan	SR +	6.00% (0.50% PIK)	05/2027		41,495	41,066	40,976	0.3%
Ole Smoky Distillery, LLC(6)	First lien senior secured loan	SR +	5.50%	03/2028		30,245	29,837	30,019	0.2%
Ole Smoky Distillery, LLC(17)(18)	First lien senior secured revolving loan	SR +	5.25%	03/2028		—	(38)	(25)	0.0%
Par Technology Corporation(7)(23)	First lien senior secured loan	SR +	5.00%	07/2029		1,286	1,266	1,266	0.0%
Pegasus BidCo B.V.(7)(22)(23)	First lien senior secured loan	SR +	3.25%	07/2029		16,520	16,520	16,355	0.1%
Rushmore Investment III LLC (dba Winland Foods)(7)	First lien senior secured loan	SR +	6.25%	10/2030		470,834	464,052	470,834	3.6%
Tacala, LLC(6)(22)	First lien senior secured loan	SR +	3.50%	01/2031		40,581	40,581	40,581	0.3%
Ultimate Baked Goods Midco, LLC(7)	First lien senior secured loan	SR +	6.25%	08/2027		16,046	15,826	16,046	0.1%
Ultimate Baked Goods Midco, LLC(7)(17)	First lien senior secured revolving loan	SR +	6.25%	08/2027		700	676	700	0.0%
							1,400,581	1,411,691	10.5%
Healthcare equipment and services
Azalea TopCo, Inc. (dba Press Ganey)(6)(22)	First lien senior secured loan	SR +	3.50%	04/2031		75,000	$74,285	$74,813	0.6%
Bamboo US BidCo LLC(7)	First lien senior secured loan	SR +	6.75% (3.38% PIK)	09/2030		98,390	95,821	98,390	0.7%
Bamboo US BidCo LLC(7)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.75% (3.38% PIK)	03/2025		7,294	6,998	7,294	0.1%
Bamboo US BidCo LLC(17)(18)	First lien senior secured revolving loan	SR +	6.00%	10/2029		—	(502)	—	0.0%
Bamboo US BidCo LLC(11)	First lien senior secured EUR term loan	E +	6.75% (3.38% PIK)	09/2030		€61,216	63,366	68,320	0.5%
Canadian Hospital Specialties Limited(10)(23)	First lien senior secured loan	C +	4.50%	04/2028	C$	4,846	3,835	3,479	0.0%
Canadian Hospital Specialties Limited(10)(17)(23)	First lien senior secured revolving loan	C +	4.50%	04/2027	C$	415	330	294	0.0%
Confluent Medical Technologies, Inc.(7)	First lien senior secured loan	SR +	3.75%	02/2029		94,001	93,349	94,236	0.7%
CSC MKG Topco LLC (dba Medical Knowledge Group)(6)	First lien senior secured loan	SR +	5.75%	02/2029		99,023	97,620	98,033	0.7%
Medline Borrower, LP(6)(22)	First lien senior secured loan	SR +	2.75%	10/2028		22,205	22,205	22,203	0.2%
Natus Medical Incorporated(7)	First lien senior secured loan	SR +	5.50%	07/2029		491	465	477	0.0%
Nelipak Holding Company(7)	First lien senior secured loan	SR +	5.50%	03/2031		30,459	30,025	30,002	0.2%
Nelipak Holding Company(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.50%	03/2027		—	(82)	(88)	0.0%
Nelipak Holding Company(6)(17)	First lien senior secured revolving loan	SR +	5.50%	03/2031		3,343	3,221	3,211	0.0%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(17)(18)	First lien senior secured EUR revolving loan	E +	5.50%	03/2031		€—	(61)	(67)	0.0%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(11)	First lien senior secured EUR term loan	E +	5.50%	03/2031		€55,776	59,540	61,316	0.5%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(17)(18)(19)	First lien senior secured EUR delayed draw term loan	E +	5.50%	03/2027		€—	(162)	(181)	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Packaging Coordinators Midco, Inc.(7)(22)	First lien senior secured loan	SR +	3.25%	11/2027	62,060	62,060	62,004	0.5%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(7)(23)	First lien senior secured loan	SR +	5.25%	01/2028	40,624	40,245	40,624	0.3%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(7)(17)(19)(21)(23)	First lien senior secured delayed draw term loan	SR +	5.25%	08/2025	6,857	6,721	6,857	0.1%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(17)(23)	First lien senior secured revolving loan	SR +	5.25%	01/2028	—	—	—	0.0%
PerkinElmer U.S. LLC(6)	First lien senior secured loan	SR +	5.00%	03/2029	140,188	140,122	139,487	1.0%
PerkinElmer U.S. LLC(6)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.00%	05/2026	21,424	21,166	21,317	0.2%
Resonetics, LLC(6)(22)	First lien senior secured loan	SR +	3.75%	06/2031	100,000	99,758	100,050	0.8%
Rhea Parent, Inc.(7)	First lien senior secured loan	SR +	5.50%	02/2029	76,018	74,953	76,018	0.6%
Zest Acquisition Corp.(7)	First lien senior secured loan	SR +	5.25%	02/2028	19,585	19,585	19,634	0.1%
						1,014,863	1,027,723	7.8%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(6)	First lien senior secured loan	SR +	5.25%	10/2030	20,903	$20,620	$20,798	0.1%
Belmont Buyer, Inc. (dba Valenz)(7)	First lien senior secured loan	SR +	6.50%	06/2029	55,597	54,663	55,597	0.4%
Belmont Buyer, Inc. (dba Valenz)(7)	First lien senior secured loan	SR +	5.25%	06/2029	43,159	42,845	42,836	0.3%
Belmont Buyer, Inc. (dba Valenz)(8)	First lien senior secured delayed draw term loan	SR +	6.50%	06/2029	13,197	12,946	13,197	0.1%
Belmont Buyer, Inc. (dba Valenz)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.25%	01/2026	—	(40)	(42)	0.0%
Belmont Buyer, Inc. (dba Valenz)(17)(18)	First lien senior secured revolving loan	SR +	6.50%	06/2029	—	(105)	—	0.0%
Confluent Health, LLC(6)	First lien senior secured loan	SR +	5.00%	11/2028	19,900	19,366	19,751	0.1%
Covetrus, Inc.(7)(22)	First lien senior secured loan	SR +	5.00%	10/2029	10,333	9,886	9,771	0.1%
Covetrus, Inc.(7)	Second lien senior secured loan	SR +	9.25%	10/2030	160,000	157,240	152,800	1.2%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(6)	First lien senior secured loan	SR +	5.50%	03/2025	119,611	119,611	119,611	0.9%
Engage Debtco Limited(7)(23)	First lien senior secured loan	SR +	6.00% (2.50% PIK)	07/2029	82,651	81,162	80,585	0.6%
Engage Debtco Limited(7)(21)(23)	First lien senior secured loan	SR +	7.25% (4.00% PIK)	07/2029	31,621	30,886	31,146	0.2%
Ex Vivo Parent Inc. (dba OB Hospitalist)(6)	First lien senior secured loan	SR +	9.75% PIK	09/2028	40,616	40,204	40,413	0.3%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(8)	First lien senior secured loan	SR +	6.25%	12/2029	163,601	160,689	162,783	1.2%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(7)(17)	First lien senior secured revolving loan	SR +	6.25%	12/2029	2,791	2,409	2,679	0.0%
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(6)	First lien senior secured loan	SR +	4.00%	09/2030	73,100	72,735	72,735	0.6%
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(17)(19)	First lien senior secured delayed draw term loan	SR +	4.00%	09/2026	—	—	—	0.0%
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(17)(18)	First lien senior secured revolving loan	SR +	4.00%	09/2029	—	(43)	(43)	0.0%
Maple Acquisition, LLC (dba Medicus)(7)	First lien senior secured loan	SR +	5.25%	05/2031	109,057	108,268	108,512	0.8%
Maple Acquisition, LLC (dba Medicus)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.25%	05/2026	—	(73)	(51)	0.0%
Maple Acquisition, LLC (dba Medicus)(17)(18)	First lien senior secured revolving loan	SR +	5.25%	05/2030	—	(108)	(77)	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

MED ParentCo, LP(6)(22)	First lien senior secured loan	SR +	4.00%	04/2031	35,000	34,834	35,018	0.3%
MJH Healthcare Holdings, LLC(6)(21)(22)	First lien senior secured loan	SR +	3.25%	01/2029	19,501	19,501	19,478	0.1%
Natural Partners, LLC(7)(23)	First lien senior secured loan	SR +	4.50%	11/2027	67,468	66,642	67,131	0.5%
Natural Partners, LLC(17)(18)(23)	First lien senior secured revolving loan	SR +	4.50%	11/2027	—	(56)	(25)	0.0%
Neptune Holdings, Inc. (dba NexTech)(6)	First lien senior secured loan	SR +	5.75%	08/2030	30,651	29,968	30,497	0.2%
Neptune Holdings, Inc. (dba NexTech)(17)(18)	First lien senior secured revolving loan	SR +	5.75%	08/2029	—	(87)	(21)	0.0%
OB Hospitalist Group, Inc.(6)	First lien senior secured loan	SR +	5.25%	09/2027	68,604	67,724	68,261	0.6%
OB Hospitalist Group, Inc.(17)(18)	First lien senior secured revolving loan	SR +	5.50%	09/2027	—	(80)	(40)	0.0%
OneOncology, LLC(7)	First lien senior secured loan	SR +	6.25%	06/2030	97,319	95,959	97,319	0.7%
OneOncology, LLC(7)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.00%	06/2025	35,137	34,840	34,828	0.3%
OneOncology, LLC(17)(18)	First lien senior secured revolving loan	SR +	6.25%	06/2029	—	(167)	—	0.0%
Pacific BidCo Inc.(8)(23)	First lien senior secured loan	SR +	6.00% (2.05% PIK)	08/2029	166,853	163,763	165,601	1.3%
Pacific BidCo Inc.(8)(23)	First lien senior secured delayed draw term loan	SR +	6.00%	08/2029	17,905	17,540	17,771	0.1%
Pediatric Associates Holding Company, LLC(7)(22)	First lien senior secured loan	SR +	3.25%	12/2028	32,310	31,306	31,373	0.2%
Pediatric Associates Holding Company, LLC(7)	First lien senior secured loan	SR +	4.50%	12/2028	27,486	26,519	27,486	0.2%
PetVet Care Centers, LLC(6)	First lien senior secured loan	SR +	6.00%	11/2030	241,143	238,947	236,320	1.8%
PetVet Care Centers, LLC(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.00%	11/2025	—	(138)	(317)	0.0%
PetVet Care Centers, LLC(17)(18)	First lien senior secured revolving loan	SR +	6.00%	11/2029	—	(299)	(665)	0.0%
Phantom Purchaser, Inc.(7)	First lien senior secured loan	SR +	5.00%	09/2031	89,419	88,528	88,525	0.7%
Phantom Purchaser, Inc.(17)(18)	First lien senior secured revolving loan	SR +	5.00%	09/2031	—	(114)	(114)	0.0%
Phoenix Newco, Inc. (dba Parexel)(6)(22)	First lien senior secured loan	SR +	3.00%	11/2028	66,446	66,446	66,432	0.5%
Physician Partners, LLC(8)	First lien senior secured loan	SR +	5.50%	12/2028	124,063	118,386	93,357	0.7%
Physician Partners, LLC(8)	First lien senior secured loan	SR +	4.00%	12/2028	27,104	26,361	19,311	0.1%
Plasma Buyer LLC (dba PathGroup)(7)	First lien senior secured loan	SR +	5.75%	05/2029	107,929	106,348	106,580	0.8%
Plasma Buyer LLC (dba PathGroup)(7)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.25%	09/2025	2,439	2,389	2,405	0.0%
Plasma Buyer LLC (dba PathGroup)(7)(17)	First lien senior secured revolving loan	SR +	5.75%	05/2028	6,853	6,705	6,700	0.1%
PPV Intermediate Holdings, LLC(7)	First lien senior secured loan	SR +	5.75%	08/2029	162,988	160,473	162,988	1.2%
PPV Intermediate Holdings, LLC(7)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.00%	09/2025	6,285	6,214	6,285	0.0%
PPV Intermediate Holdings, LLC(17)(18)	First lien senior secured revolving loan	SR +	5.75%	08/2029	—	(166)	—	0.0%
Premise Health Holding Corp.(8)	First lien senior secured loan	SR +	5.50%	03/2031	70,306	69,314	69,779	0.5%
Premise Health Holding Corp.(17)(18)	First lien senior secured revolving loan	SR +	5.50%	02/2030	—	(111)	(61)	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units		Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Quva Pharma, Inc.(7)	First lien senior secured loan	SR +	5.50%	04/2028	5,920		5,814	5,906	0.0%
Quva Pharma, Inc.(7)(17)	First lien senior secured revolving loan	SR +	5.50%	04/2026	236		232	235	0.0%
Soliant Lower Intermediate, LLC (dba Soliant)(6)(22)	First lien senior secured loan	SR +	3.75%	07/2031	70,000		67,127	70,000	0.5%
Soliant Lower Intermediate, LLC (dba Soliant)(6)(17)	First lien senior secured revolving loan	SR +	3.75%	06/2031	1,167		830	1,167	0.0%
Surgery Center Holdings, Inc.(6)(22)(23)	First lien senior secured loan	SR +	2.75%	12/2030	1,990		1,990	1,990	0.0%
TC Holdings, LLC (dba TrialCard)(7)	First lien senior secured loan	SR +	5.00%	04/2027	210,214		209,329	209,733	1.6%
TC Holdings, LLC (dba TrialCard)(17)(18)	First lien senior secured revolving loan	SR +	5.00%	04/2027	—		(71)	—	0.0%
Tivity Health, Inc.(6)	First lien senior secured loan	SR +	5.00%	06/2029	75,206		75,207	75,206	0.6%
Unified Women's Healthcare, LP(6)	First lien senior secured loan	SR +	5.25%	06/2029	82,245		81,789	82,245	0.6%
Unified Women's Healthcare, LP(6)	First lien senior secured loan	SR +	5.50%	06/2029	68,545		68,078	68,545	0.5%
Unified Women's Healthcare, LP(6)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.25%	03/2026	25,274		24,939	25,274	0.2%
Unified Women's Healthcare, LP(17)(18)	First lien senior secured revolving loan	SR +	5.25%	06/2029	—		(41)	—	0.0%
Vermont Aus Pty Ltd(13)(23)	First lien senior secured AUD term loan	BB +	5.75%	03/2028	A$	77,179	52,280	53,275	0.4%
WCG Intermediate Corp. (f/k/a Da Vinci Purchaser Corp.) (dba WCG)(6)(21)(22)	First lien senior secured loan	SR +	3.50%	01/2027	2,238		2,238	2,237	0.0%
XRL 1 LLC (dba XOMA)(16)	First lien senior secured loan		9.88%	12/2038	55,394		54,415	54,563	0.4%
XRL 1 LLC (dba XOMA)(17)(18)(19)	First lien senior secured delayed draw term loan		9.88%	12/2025	—		(64)	(68)	0.0%
							3,054,742	3,035,511	22.6%
Healthcare technology
Athenahealth Group Inc.(6)(22)	First lien senior secured loan	SR +	3.25%	02/2029	46,126		$45,821	$45,789	0.3%
BCPE Osprey Buyer, Inc. (dba PartsSource)(7)	First lien senior secured loan	SR +	5.75%	08/2028	52,817		52,286	52,157	0.4%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	10/2025	4,603		4,348	4,490	0.0%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)	First lien senior secured delayed draw term loan	SR +	5.75%	08/2028	6,391		6,314	6,311	0.0%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(17)	First lien senior secured revolving loan	SR +	5.75%	08/2026	2,483		2,455	2,425	0.0%
Bracket Intermediate Holding Corp.(7)(22)	First lien senior secured loan	SR +	5.00%	05/2028	49,375		48,238	49,553	0.4%
Color Intermediate, LLC (dba ClaimsXten)(7)	First lien senior secured loan	SR +	4.75%	10/2029	9,096		9,096	9,096	0.1%
Cotiviti, Inc.(6)	First lien senior secured loan	SR +	3.25%	05/2031	79,550		79,180	79,550	0.6%
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(6)	First lien senior secured loan	SR +	5.00%	08/2031	350,839		348,840	348,822	2.6%
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.25%	08/2026	—		—	—	0.0%
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(17)(18)	First lien senior secured revolving loan	SR +	5.00%	08/2031	—		(171)	(173)	0.0%
Ensemble RCM, LLC(7)(22)	First lien senior secured loan	SR +	3.00%	08/2029	12,450		12,366	12,460	0.1%
GHX Ultimate Parent Corporation (dba Global Healthcare Exchange)(7)(22)	First lien senior secured loan	SR +	4.00%	06/2027	16,066		16,049	16,106	0.1%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

GI Ranger Intermediate, LLC (dba Rectangle Health)(7)	First lien senior secured loan	SR +	6.00%	10/2028	24,644	24,323	24,213	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(17)(18)	First lien senior secured revolving loan	SR +	6.00%	10/2027	—	(17)	(29)	0.0%
Iconic IMO Merger Sub, Inc.(9)	First lien senior secured loan	SR +	5.50%	05/2029	20,429	20,130	20,378	0.2%
Iconic IMO Merger Sub, Inc.(8)	First lien senior secured loan	SR +	5.50%	05/2029	2,611	2,572	2,604	0.0%
Iconic IMO Merger Sub, Inc.(17)(18)	First lien senior secured revolving loan	SR +	5.50%	05/2028	—	(30)	(6)	0.0%
Imprivata, Inc.(7)(22)	First lien senior secured loan	SR +	3.50%	12/2027	10,371	10,371	10,398	0.1%
Indikami Bidco, LLC (dba IntegriChain)(6)	First lien senior secured loan	SR +	6.50% (2.50% PIK)	12/2030	47,555	46,571	46,842	0.4%
Indikami Bidco, LLC (dba IntegriChain)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.00%	12/2025	—	(47)	—	0.0%
Indikami Bidco, LLC (dba IntegriChain)(6)(17)	First lien senior secured revolving loan	SR +	6.00%	06/2030	1,689	1,596	1,619	0.0%
Inovalon Holdings, Inc.(7)	First lien senior secured loan	SR +	6.25% (2.75% PIK)	11/2028	85,381	84,064	84,314	0.6%
Inovalon Holdings, Inc.(6)	First lien senior secured delayed draw term loan	SR +	6.25% (2.75% PIK)	11/2028	6,515	6,403	6,433	0.0%
Inovalon Holdings, Inc.(7)	Second lien senior secured loan	SR +	10.50% PIK	11/2033	55,553	54,882	54,997	0.4%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(7)(23)	First lien senior secured loan	SR +	6.50%	08/2026	29,549	29,381	28,811	0.2%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(7)(23)	First lien senior secured revolving loan	SR +	6.50%	08/2026	2,049	2,041	1,998	0.0%
Interoperability Bidco, Inc. (dba Lyniate)(6)	First lien senior secured loan	SR +	6.25%	03/2028	77,548	77,300	76,384	0.6%
Interoperability Bidco, Inc. (dba Lyniate)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.25%	06/2026	—	—	(76)	0.0%
Interoperability Bidco, Inc. (dba Lyniate)(7)(17)	First lien senior secured revolving loan	SR +	6.25%	03/2028	1,878	1,871	1,787	0.0%
PointClickCare Technologies, Inc.(7)(23)	First lien senior secured loan	SR +	3.00%	12/2027	19,502	19,502	19,502	0.1%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(6)(22)	First lien senior secured loan	SR +	3.25%	03/2028	19,636	19,274	19,593	0.1%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(6)(22)	First lien senior secured loan	SR +	3.50%	03/2028	74,625	74,270	74,573	0.6%
RL Datix Holdings (USA), Inc.(14)	First lien senior secured GBP term loan	SA +	5.50%	04/2031	£30,607	37,865	40,645	0.3%
RL Datix Holdings (USA), Inc.(7)	First lien senior secured loan	SR +	5.50%	04/2031	66,094	65,463	65,433	0.5%
RL Datix Holdings (USA), Inc.(17)(19)	First lien senior secured delayed draw term loan	SR +	5.50%	04/2027	—	—	—	0.0%
RL Datix Holdings (USA), Inc.(17)(18)	First lien senior secured revolving loan	SR +	5.50%	10/2030	—	(122)	(131)	0.0%
Salinger Bidco Inc. (dba Surgical Information Systems)(7)	First lien senior secured loan	SR +	5.75%	08/2031	49,766	49,031	49,019	0.4%
Salinger Bidco Inc. (dba Surgical Information Systems)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	08/2026	—	(35)	(36)	0.0%
Salinger Bidco Inc. (dba Surgical Information Systems)(17)(18)	First lien senior secured revolving loan	SR +	5.75%	05/2031	—	(84)	(86)	0.0%
Zelis Cost Management Buyer, Inc.(6)(22)	First lien senior secured loan	SR +	2.75%	09/2029	4,975	4,953	4,970	0.0%
						1,256,350	1,260,735	9.2%
Household products
Aptive Environmental, LLC(16)	First lien senior secured loan		12.00% (6.00% PIK)	01/2026	9,515	$8,859	$9,801	0.1%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Home Service TopCo IV, Inc.(7)	First lien senior secured loan	SR +	6.00%	12/2027	36,014	35,740	36,014	0.3%
Home Service TopCo IV, Inc.(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.00%	12/2024	—	(30)	—	0.0%
Home Service TopCo IV, Inc.(17)(18)	First lien senior secured revolving loan	SR +	6.00%	12/2027	—	(24)	—	0.0%
Mario Purchaser, LLC (dba Len the Plumber)(6)	First lien senior secured loan	SR +	5.75%	04/2029	114,276	112,609	114,276	0.9%
Mario Purchaser, LLC (dba Len the Plumber)(6)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	10/2025	2,666	2,399	2,666	0.0%
Mario Purchaser, LLC (dba Len the Plumber)(6)(17)	First lien senior secured revolving loan	SR +	5.75%	04/2028	804	708	804	0.0%
Mario Midco Holdings, Inc. (dba Len the Plumber)(6)	Unsecured facility	SR +	10.75% PIK	04/2032	31,506	30,939	31,506	0.2%
SimpliSafe Holding Corporation(6)	First lien senior secured loan	SR +	6.25%	05/2028	141,472	139,569	141,472	1.0%
Southern Air & Heat Holdings, LLC(7)	First lien senior secured loan	SR +	4.75%	10/2027	2,166	2,149	2,166	0.0%
Southern Air & Heat Holdings, LLC(8)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.18%	07/2025	10,552	9,652	10,552	0.1%
Southern Air & Heat Holdings, LLC(7)(17)	First lien senior secured revolving loan	SR +	4.75%	10/2027	62	60	62	0.0%
Walker Edison Furniture Company LLC(7)(26)(32)	First lien senior secured loan	SR +	6.75% PIK	03/2027	3,558	2,788	1,370	0.0%
Walker Edison Furniture Company LLC(7)(17)(19)(26)(32)	First lien senior secured delayed draw term loan	SR +	6.75% PIK	03/2027	794	767	265	0.0%
Walker Edison Furniture Company LLC(7)(26)(32)	First lien senior secured revolving loan	SR +	6.75% PIK	03/2027	1,333	1,333	917	0.0%
						347,518	351,871	2.6%
Human resource support services
AQ Carver Buyer, Inc. (dba CoAdvantage)(7)	First lien senior secured loan	SR +	5.50%	08/2029	22,275	$21,879	$22,275	0.2%
Cast & Crew Payroll, LLC(6)(22)	First lien senior secured loan	SR +	3.75%	12/2028	24,872	24,760	24,904	0.2%
Cornerstone OnDemand, Inc.(6)(21)(22)	First lien senior secured loan	SR +	3.75%	10/2028	19,500	19,438	18,215	0.1%
Cornerstone OnDemand, Inc.(6)	Second lien senior secured loan	SR +	6.50%	10/2029	44,583	44,106	40,459	0.3%
IG Investments Holdings, LLC (dba Insight Global)(7)	First lien senior secured loan	SR +	6.00%	09/2028	47,717	47,117	47,597	0.3%
IG Investments Holdings, LLC (dba Insight Global)(17)(18)	First lien senior secured revolving loan	SR +	6.00%	09/2027	—	(57)	(12)	0.0%
iSolved, Inc.(6)(22)	First lien senior secured loan	SR +	3.50%	10/2030	29,856	29,856	29,922	0.2%
UKG Inc. (dba Ultimate Software)(7)(22)	First lien senior secured loan	SR +	3.25%	02/2031	40,523	40,480	40,523	0.3%
						227,579	223,883	1.6%
Infrastructure and environmental services
ASP ACUREN HOLDINGS, INC.(6)(22)	First lien senior secured loan	SR +	3.50%	07/2031	2,000	$2,000	$2,007	0.0%
AWP Group Holdings, Inc.(6)	First lien senior secured loan	SR +	4.75%	12/2030	38,395	38,396	38,011	0.3%
AWP Group Holdings, Inc.(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	4.75%	08/2026	—	—	(19)	0.0%
AWP Group Holdings, Inc.(17)(18)	First lien senior secured revolving loan	SR +	4.75%	12/2030	—	—	(58)	0.0%
Azuria Water Solutions, Inc. (f/k/a Aegion Corporation)(6)(21)(22)	First lien senior secured loan	SR +	3.75%	05/2028	36,941	36,941	37,011	0.3%
FR Vision Holdings, Inc. (dba CHA Consulting)(7)	First lien senior secured loan	SR +	5.50%	01/2031	45,558	45,135	45,558	0.3%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

FR Vision Holdings, Inc. (dba CHA Consulting)(7)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.50%	01/2026	3,836	3,734	3,836	0.0%
FR Vision Holdings, Inc. (dba CHA Consulting)(17)(18)	First lien senior secured revolving loan	SR +	5.50%	01/2030	—	(33)	—	0.0%
Geosyntec Consultants, Inc.(6)	First lien senior secured loan	SR +	3.75%	07/2031	20,000	19,902	19,900	0.2%
GI Apple Midco LLC (dba Atlas Technical Consultants)(6)	First lien senior secured loan	SR +	6.75%	04/2030	81,341	80,115	80,527	0.6%
GI Apple Midco LLC (dba Atlas Technical Consultants)(6)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.75%	04/2025	1,728	1,612	1,711	0.0%
GI Apple Midco LLC (dba Atlas Technical Consultants)(6)(17)	First lien senior secured revolving loan	SR +	6.75%	04/2029	3,958	3,790	3,847	0.0%
Gulfside Supply, Inc. (dba Gulfeagle Supply)(7)(22)	First lien senior secured loan	SR +	3.00%	06/2031	7,444	7,427	7,436	0.1%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(6)	First lien senior secured loan	SR +	5.25%	02/2031	16,844	16,531	16,634	0.1%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.25%	02/2026	—	(68)	(19)	0.0%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(17)(18)	First lien senior secured revolving loan	SR +	5.25%	02/2031	—	(41)	(28)	0.0%
Osmose Utilities Services, Inc.(6)(22)	First lien senior secured loan	SR +	3.25%	06/2028	11,399	11,336	11,285	0.1%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(7)	First lien senior secured loan	SR +	5.75%	03/2028	38,544	38,024	38,254	0.2%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(17)(18)	First lien senior secured revolving loan	SR +	5.75%	03/2028	—	(61)	(40)	0.0%
USIC Holdings, Inc.(6)	First lien senior secured loan	SR +	5.50%	09/2031	37,935	37,558	37,556	0.3%
USIC Holdings, Inc.(6)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.50%	09/2026	58	58	58	0.0%
USIC Holdings, Inc.(6)(17)	First lien senior secured revolving loan	SR +	5.25%	09/2031	2,345	2,297	2,297	0.0%
Vessco Midco Holdings, LLC(8)	First lien senior secured loan	SR +	5.25%	07/2031	71,654	70,951	70,937	0.5%
Vessco Midco Holdings, LLC(8)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.25%	07/2026	3,503	3,385	3,366	0.0%
Vessco Midco Holdings, LLC(17)(18)	First lien senior secured revolving loan	SR +	5.25%	07/2031	—	(77)	(80)	0.0%
						418,912	419,987	3.0%
Insurance
Acrisure, LLC(6)(22)(23)	First lien senior secured loan	SR +	3.25%	11/2030	95,186	$95,186	$94,177	0.7%
Acrisure, LLC(16)(22)(23)	Unsecured notes		8.50%	06/2029	18,375	18,375	19,213	0.1%
Alera Group, Inc.(6)	First lien senior secured loan	SR +	5.25%	10/2028	147,339	147,339	147,339	1.1%
Alera Group, Inc.(6)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.75%	11/2025	13,933	13,679	13,933	0.1%
AmeriLife Holdings LLC(7)	First lien senior secured loan	SR +	5.00%	08/2029	186,814	183,879	186,814	1.4%
AmeriLife Holdings LLC(7)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.00%	06/2026	10,251	10,149	10,251	0.1%
AmeriLife Holdings LLC(17)(18)	First lien senior secured revolving loan	SR +	5.00%	08/2028	—	(212)	—	0.0%
Ardonagh Midco 3 PLC(8)(22)(23)	First lien senior secured loan	SR +	3.75%	02/2031	55,000	54,733	55,033	0.4%
AssuredPartners, Inc.(6)(22)	First lien senior secured loan	SR +	3.50%	02/2031	60,003	59,902	59,931	0.5%
Asurion, LLC(6)(22)	Second lien senior secured loan	SR +	5.25%	01/2029	154,017	149,209	142,035	1.1%
Asurion, LLC(6)(22)	Second lien senior secured loan	SR +	5.25%	01/2028	42,700	40,339	39,916	0.3%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Brightway Holdings, LLC(6)	First lien senior secured loan	SR +	6.50%	12/2027	19,536	19,386	19,292	0.1%
Brightway Holdings, LLC(17)(18)	First lien senior secured revolving loan	SR +	6.50%	12/2027	—	(14)	(26)	0.0%
Broadstreet Partners, Inc.(6)(22)	First lien senior secured loan	SR +	3.25%	06/2031	18,635	18,612	18,553	0.1%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(7)	First lien senior secured loan	SR +	7.50%	03/2029	909	891	905	0.0%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(17)(18)	First lien senior secured revolving loan	SR +	7.50%	03/2029	—	(2)	—	0.0%
Evolution BuyerCo, Inc. (dba SIAA)(7)	First lien senior secured loan	SR +	6.25%	04/2028	25,872	25,684	25,872	0.2%
Evolution BuyerCo, Inc. (dba SIAA)(7)	First lien senior secured delayed draw term loan	SR +	6.75%	04/2028	1,574	1,574	1,574	0.0%
Evolution BuyerCo, Inc. (dba SIAA)(7)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.00%	12/2025	729	703	727	0.0%
Evolution BuyerCo, Inc. (dba SIAA)(17)(18)	First lien senior secured revolving loan	SR +	6.25%	04/2027	—	(4)	—	0.0%
Galway Borrower LLC(17)(19)	First lien senior secured delayed draw term loan	SR +	4.50%	07/2026	—	—	—	0.0%
Galway Borrower LLC(7)(17)	First lien senior secured revolving loan	SR +	4.50%	09/2028	1,644	1,590	1,644	0.0%
Hub International(7)(22)	First lien senior secured loan	SR +	3.00%	06/2030	12,413	12,413	12,393	0.1%
Hyperion Refinance S.à r.l (dba Howden Group)(6)(22)(23)	First lien senior secured loan	SR +	3.50%	02/2031	135,295	134,634	135,309	1.0%
IMA Financial Group, Inc.(6)(22)	First lien senior secured loan	SR +	3.25%	11/2028	79,240	79,240	79,090	0.6%
Integrated Specialty Coverages, LLC(8)	First lien senior secured loan	SR +	6.00%	07/2030	65,595	64,682	65,595	0.5%
Integrated Specialty Coverages, LLC(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.00%	01/2025	—	(9)	—	0.0%
Integrated Specialty Coverages, LLC(17)(18)	First lien senior secured revolving loan	SR +	6.00%	07/2029	—	(72)	—	0.0%
Integrity Marketing Acquisition, LLC(7)	First lien senior secured loan	SR +	5.00%	08/2028	349,343	347,575	347,539	2.6%
Integrity Marketing Acquisition, LLC(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.00%	08/2026	—	(153)	(157)	0.0%
Integrity Marketing Acquisition, LLC(17)(18)	First lien senior secured revolving loan	SR +	5.00%	08/2028	—	(49)	(50)	0.0%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(6)	First lien senior secured loan	SR +	10.50% PIK	07/2030	15,928	15,794	15,928	0.1%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(15)	First lien senior secured loan	P +	4.25%	12/2028	34,615	34,227	28,471	0.2%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(15)	First lien senior secured revolving loan	P +	4.25%	12/2027	3,415	3,387	2,809	0.0%
Mitchell International, Inc.(6)(22)	First lien senior secured loan	SR +	3.25%	06/2031	102,163	101,670	100,570	0.8%
Mitchell International, Inc.(6)(22)	Second lien senior secured loan	SR +	5.25%	06/2032	32,700	32,541	32,102	0.2%
PCF Midco II, LLC (dba PCF Insurance Services)(16)	First lien senior secured loan		9.00% PIK	10/2031	57,683	54,292	54,943	0.4%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(7)(21)	First lien senior secured loan	SR +	5.50%	11/2028	27,230	27,230	27,230	0.2%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(8)	First lien senior secured loan	SR +	5.50%	11/2028	28,037	28,037	28,037	0.2%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(6)(21)	First lien senior secured delayed draw term loan	SR +	5.50%	11/2028	68,141	68,141	68,141	0.5%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(6)	First lien senior secured loan	SR +	5.50%	11/2028	48,777	48,777	48,777	0.4%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(7)	First lien senior secured delayed draw term loan	SR +	5.50%	11/2028	11,294	11,294	11,294	0.1%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(17)(18)	First lien senior secured revolving loan	SR +	6.00%	11/2027	—	(13)	—	0.0%
Summit Acquisition Inc. (dba K2 Insurance Services)(7)	First lien senior secured loan	SR +	6.50%	05/2030	50,094	48,804	51,096	0.4%
Summit Acquisition Inc. (dba K2 Insurance Services)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.50%	11/2024	—	(147)	—	0.0%
Summit Acquisition Inc. (dba K2 Insurance Services)(17)(18)	First lien senior secured revolving loan	SR +	6.50%	05/2029	—	(140)	—	0.0%
Tempo Buyer Corp. (dba Global Claims Services)(7)	First lien senior secured loan	SR +	4.75%	08/2028	35,519	35,070	35,519	0.3%
Tempo Buyer Corp. (dba Global Claims Services)(15)(17)	First lien senior secured revolving loan	P +	3.75%	08/2027	516	466	516	0.0%
Truist Insurance Holdings, LLC(7)(22)	First lien senior secured loan	SR +	3.25%	05/2031	50,000	49,349	49,875	0.4%
Truist Insurance Holdings, LLC(7)(17)(22)	First lien senior secured revolving loan	SR +	3.25%	05/2029	299	299	281	0.0%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(6)	First lien senior secured loan	SR +	5.00%	12/2029	37,334	37,150	37,241	0.3%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.00%	08/2026	—	(69)	—	0.0%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(17)(18)	First lien senior secured revolving loan	SR +	5.00%	12/2029	—	(35)	(12)	0.0%
						2,075,383	2,069,720	15.5%
Internet software and services
Activate Holdings (US) Corp. (dba Absolute Software)(7)(23)	First lien senior secured loan	SR +	5.25%	07/2030	5,725	$5,703	$5,717	0.0%
Activate Holdings (US) Corp. (dba Absolute Software)(17)(18)(23)	First lien senior secured revolving loan	SR +	5.25%	07/2029	—	(1)	(1)	0.0%
AI Titan Parent, Inc. (dba Prometheus Group)(7)	First lien senior secured loan	SR +	4.75%	08/2031	33,962	33,626	33,623	0.3%
AI Titan Parent, Inc. (dba Prometheus Group)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	4.75%	09/2026	—	(34)	(34)	0.0%
AI Titan Parent, Inc. (dba Prometheus Group)(17)(18)	First lien senior secured revolving loan	SR +	4.75%	08/2031	—	(42)	(42)	0.0%
AlphaSense, Inc.(6)	First lien senior secured loan	SR +	6.25%	06/2029	3,533	3,499	3,498	0.0%
AlphaSense, Inc.(17)(19)	First lien senior secured delayed draw term loan	SR +	6.25%	06/2029	—	—	—	0.0%
AlphaSense, Inc.(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.25%	12/2025	—	(7)	(7)	0.0%
Anaplan, Inc.(7)	First lien senior secured loan	SR +	5.25%	06/2029	231,397	231,334	231,397	1.8%
Anaplan, Inc.(17)	First lien senior secured revolving loan	SR +	5.25%	06/2028	—	—	—	0.0%
Appfire Technologies, LLC(7)	First lien senior secured loan	SR +	4.75%	03/2028	8,159	8,159	8,159	0.1%
Appfire Technologies, LLC(7)(17)(19)	First lien senior secured delayed draw term loan	SR +	4.75%	03/2025	3,531	3,434	3,531	0.0%
Appfire Technologies, LLC(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	4.75%	06/2026	—	(12)	—	0.0%
Appfire Technologies, LLC(17)	First lien senior secured revolving loan	SR +	4.75%	03/2028	—	—	—	0.0%
Aptean Acquiror, Inc. (dba Aptean)(6)	First lien senior secured loan	SR +	5.25%	01/2031	82,392	81,638	81,980	0.6%
Aptean Acquiror, Inc. (dba Aptean)(7)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.25%	01/2026	203	144	202	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Aptean Acquiror, Inc. (dba Aptean)(17)(18)	First lien senior secured revolving loan	SR +	5.25%	01/2031	—	(66)	(36)	0.0%
Armstrong Bidco Limited(14)(23)	First lien senior secured GBP term loan	SA +	5.25%	06/2029	£40,433	48,830	53,964	0.4%
Artifact Bidco, Inc. (dba Avetta)(7)	First lien senior secured loan	SR +	4.50%	07/2031	15,498	15,423	15,420	0.1%
Artifact Bidco, Inc. (dba Avetta)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	4.50%	07/2027	—	(9)	(9)	0.0%
Artifact Bidco, Inc. (dba Avetta)(17)(18)	First lien senior secured revolving loan	SR +	4.50%	07/2030	—	(4)	(4)	0.0%
Artifact Bidco, Inc. (dba Avetta)(17)(18)	First lien senior secured revolving loan	SR +	4.50%	07/2030	—	(9)	(10)	0.0%
Avalara, Inc.(7)	First lien senior secured loan	SR +	6.25%	10/2028	70,455	69,665	70,455	0.5%
Avalara, Inc.(17)(18)	First lien senior secured revolving loan	SR +	6.25%	10/2028	—	(71)	—	0.0%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(6)	First lien senior secured loan	SR +	6.50%	03/2031	5,486	5,408	5,418	0.0%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(6)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.50%	03/2026	7,980	7,837	7,858	0.1%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(17)(18)	First lien senior secured revolving loan	SR +	6.50%	03/2031	—	(28)	(25)	0.0%
Barracuda Networks, Inc.(8)(22)	First lien senior secured loan	SR +	4.50%	08/2029	22,014	21,505	21,365	0.2%
Barracuda Networks, Inc.(8)(22)	Second lien senior secured loan	SR +	7.00%	08/2030	93,250	90,961	83,319	0.6%
Bayshore Intermediate #2, L.P. (dba Boomi)(7)	First lien senior secured loan	SR +	7.75% PIK	10/2028	26,341	26,056	26,341	0.2%
Bayshore Intermediate #2, L.P. (dba Boomi)(17)(18)	First lien senior secured revolving loan	SR +	6.75%	10/2027	—	(18)	—	0.0%
BCTO BSI Buyer, Inc. (dba Buildertrend)(7)	First lien senior secured loan	SR +	7.50% PIK	12/2026	1,182	1,177	1,182	0.0%
BCTO BSI Buyer, Inc. (dba Buildertrend)(17)(18)	First lien senior secured revolving loan	SR +	7.50%	12/2026	—	(1)	—	0.0%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(7)	First lien senior secured loan	SR +	5.50%	08/2027	9,942	9,815	9,669	0.1%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(7)(17)	First lien senior secured revolving loan	SR +	5.50%	08/2027	303	293	279	0.0%
Central Parent Inc. (dba CDK Global Inc.)(7)(22)	First lien senior secured loan	SR +	3.25%	07/2029	9,330	9,330	9,224	0.1%
CivicPlus, LLC(7)	First lien senior secured loan	SR +	5.75% (2.50% PIK)	08/2027	28,605	28,446	28,605	0.2%
CivicPlus, LLC(17)(18)	First lien senior secured revolving loan	SR +	5.75%	08/2027	—	(12)	—	0.0%
Cloud Software Group, Inc.(7)(22)	First lien senior secured loan	SR +	4.50%	03/2031	25,000	24,823	25,053	0.2%
Cloud Software Group, Inc.(7)(22)	First lien senior secured loan	SR +	4.00%	03/2029	74,435	74,435	74,070	0.6%
Coupa Holdings, LLC(7)	First lien senior secured loan	SR +	5.50%	02/2030	24,283	24,283	24,283	0.2%
Coupa Holdings, LLC(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.50%	08/2025	—	(21)	—	0.0%
Coupa Holdings, LLC(17)(18)	First lien senior secured revolving loan	SR +	5.50%	02/2029	—	(31)	—	0.0%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(7)	Unsecured notes	SR +	11.75% PIK	06/2034	18,538	18,208	18,538	0.1%
Crewline Buyer, Inc. (dba New Relic)(7)	First lien senior secured loan	SR +	6.75%	11/2030	165,368	163,106	164,955	1.2%
Crewline Buyer, Inc. (dba New Relic)(17)(18)	First lien senior secured revolving loan	SR +	6.75%	11/2030	—	(225)	(43)	0.0%
Delta TopCo, Inc. (dba Infoblox, Inc.)(8)(22)	First lien senior secured loan	SR +	3.50%	11/2029	28,897	28,825	28,825	0.2%
Delta TopCo, Inc. (dba Infoblox, Inc.)(8)(22)	Second lien senior secured loan	SR +	5.25%	11/2030	33,000	32,836	33,139	0.3%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Diamond Insure Bidco (dba Acturis)(12)(23)	First lien senior secured EUR term loan	E +	4.25%	07/2031	€3,124	3,287	3,416	0.0%
Diamond Insure Bidco (dba Acturis)(14)(23)	First lien senior secured GBP term loan	SA +	4.50%	07/2031	£10,210	12,658	13,421	0.1%
E2open, LLC(6)(22)	First lien senior secured loan	SR +	3.50%	02/2028	5,147	5,141	5,157	0.0%
EET Buyer, Inc. (dba e-Emphasys)(7)	First lien senior secured loan	SR +	5.00%	11/2027	40,273	39,880	40,273	0.3%
EET Buyer, Inc. (dba e-Emphasys)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.00%	04/2026	—	(9)	—	0.0%
EET Buyer, Inc. (dba e-Emphasys)(17)(18)	First lien senior secured revolving loan	SR +	5.00%	11/2027	—	(25)	—	0.0%
Entrata, Inc.(6)	First lien senior secured loan	SR +	5.75%	07/2030	4,454	4,395	4,454	0.0%
Entrata, Inc.(17)(18)	First lien senior secured revolving loan	SR +	6.00%	07/2028	—	(6)	—	0.0%
Forescout Technologies, Inc.(17)(18)	First lien senior secured revolving loan	SR +	5.00%	05/2030	—	(3)	(3)	0.0%
Forescout Technologies, Inc.(7)	First lien senior secured loan	SR +	5.00%	05/2031	9,260	9,215	9,213	0.1%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(6)(22)	First lien senior secured loan	SR +	4.00%	11/2026	63,373	63,088	60,337	0.5%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(6)	Second lien senior secured loan	SR +	6.75%	11/2027	25,000	24,754	22,438	0.2%
Granicus, Inc.(7)	First lien senior secured loan	SR +	5.75% (2.25% PIK)	01/2031	33,019	32,717	33,019	0.2%
Granicus, Inc.(6)	First lien senior secured delayed draw term loan	SR +	5.25% (2.25% PIK)	01/2031	4,898	4,852	4,849	0.0%
Granicus, Inc.(17)(18)	First lien senior secured revolving loan	SR +	5.25%	01/2031	—	(42)	—	0.0%
GS Acquisitionco, Inc. (dba insightsoftware)(7)	First lien senior secured loan	SR +	5.25%	05/2028	9,493	9,473	9,422	0.1%
GS Acquisitionco, Inc. (dba insightsoftware)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.25%	03/2026	—	(1)	(2)	0.0%
GS Acquisitionco, Inc. (dba insightsoftware)(7)(17)	First lien senior secured revolving loan	SR +	5.25%	05/2028	32	31	30	0.0%
Hyland Software, Inc.(6)	First lien senior secured loan	SR +	6.00%	09/2030	146,131	144,169	145,400	1.1%
Hyland Software, Inc.(17)(18)	First lien senior secured revolving loan	SR +	6.00%	09/2029	—	(87)	(35)	0.0%
Icefall Parent, Inc. (dba EngageSmart)(6)	First lien senior secured loan	SR +	6.50%	01/2030	28,869	28,341	28,724	0.2%
Icefall Parent, Inc. (dba EngageSmart)(17)(18)	First lien senior secured revolving loan	SR +	6.50%	01/2030	—	(49)	(14)	0.0%
Ivanti Software, Inc.(7)(22)	First lien senior secured loan	SR +	4.25%	12/2027	12,868	12,077	10,891	0.1%
Ivanti Software, Inc.(7)	Second lien senior secured loan	SR +	7.25%	12/2028	19,000	18,935	11,875	0.1%
JS Parent, Inc. (dba Jama Software)(7)	First lien senior secured loan	SR +	5.00%	04/2031	912	907	907	0.0%
JS Parent, Inc. (dba Jama Software)(17)	First lien senior secured revolving loan	SR +	5.00%	04/2031	—	—	—	0.0%
Litera Bidco LLC(6)	First lien senior secured loan	SR +	5.00%	05/2028	34,255	34,097	34,084	0.3%
Litera Bidco LLC(6)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.00%	11/2026	4,496	4,464	4,461	0.0%
Litera Bidco LLC(17)(19)	First lien senior secured delayed draw term loan	SR +	5.00%	05/2027	—	—	—	0.0%
Litera Bidco LLC(17)(18)	First lien senior secured revolving loan	SR +	5.00%	05/2028	—	(10)	(11)	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Magnet Forensics, LLC (f/k/a Grayshift, LLC)(6)(23)	First lien senior secured loan	SR +	5.25%	07/2028	168,529	168,334	168,529	1.3%
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(17)(18)(23)	First lien senior secured revolving loan	SR +	5.25%	07/2028	—	(15)	—	0.0%
MessageBird BidCo B.V.(6)(23)	First lien senior secured loan	SR +	6.75%	05/2027	1,250	1,236	1,250	0.0%
Ministry Brands Holdings, LLC(6)	First lien senior secured loan	SR +	5.50%	12/2028	53,073	52,368	52,542	0.4%
Ministry Brands Holdings, LLC(17)(18)	First lien senior secured revolving loan	SR +	5.50%	12/2027	—	(51)	(47)	0.0%
Mitnick Corporate Purchaser, Inc.(17)(18)(21)	First lien senior secured revolving loan	SR +	3.00%	05/2027	—	6	(328)	0.0%
Oranje Holdco, Inc. (dba KnowBe4)(7)	First lien senior secured loan	SR +	7.25%	02/2029	34,017	33,701	33,677	0.3%
Oranje Holdco, Inc. (dba KnowBe4)(7)	First lien senior secured loan	SR +	7.50%	02/2029	81,182	80,219	81,182	0.6%
Oranje Holdco, Inc. (dba KnowBe4)(17)(18)	First lien senior secured revolving loan	SR +	7.50%	02/2029	—	(110)	—	0.0%
PDI TA Holdings, Inc.(7)	First lien senior secured loan	SR +	5.25%	02/2031	64,367	63,506	63,724	0.5%
PDI TA Holdings, Inc.(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.25%	02/2026	—	(168)	(75)	0.0%
PDI TA Holdings, Inc.(17)(18)	First lien senior secured revolving loan	SR +	5.25%	02/2031	—	(89)	(66)	0.0%
Perforce Software, Inc.(6)	First lien senior secured loan	SR +	4.50%	07/2026	14,663	14,491	14,663	0.1%
Perforce Software, Inc.(6)(22)	First lien senior secured loan	SR +	4.75%	03/2031	4,988	4,964	4,969	0.0%
Project Alpha Intermediate Holding, Inc. (dba Qlik)(7)(22)	First lien senior secured loan	SR +	3.75%	10/2030	49,750	49,750	49,830	0.4%
Proofpoint, Inc.(6)(22)	First lien senior secured loan	SR +	3.00%	08/2028	97,359	97,359	97,290	0.7%
QAD, Inc.(6)	First lien senior secured loan	SR +	4.75%	11/2027	46,406	46,406	46,406	0.4%
QAD, Inc.(17)	First lien senior secured revolving loan	SR +	4.75%	11/2027	—	—	—	0.0%
SailPoint Technologies Holdings, Inc.(7)	First lien senior secured loan	SR +	6.00%	08/2029	59,880	58,907	59,730	0.5%
SailPoint Technologies Holdings, Inc.(17)(18)	First lien senior secured revolving loan	SR +	6.00%	08/2028	—	(74)	(14)	0.0%
Securonix, Inc.(7)	First lien senior secured loan	SR +	7.00%	04/2028	29,661	29,466	26,102	0.2%
Securonix, Inc.(7)(17)(18)	First lien senior secured revolving loan	SR +	7.00%	04/2028	120	89	(520)	0.0%
Sedgwick Claims Management Services, Inc.(7)(22)	First lien senior secured loan	SR +	3.00%	07/2031	24,875	24,817	24,820	0.2%
Sitecore Holding III A/S(7)	First lien senior secured loan	SR +	7.75% (4.25% PIK)	03/2029	4,141	4,114	4,141	0.0%
Sitecore Holding III A/S(12)	First lien senior secured EUR term loan	E +	7.75% (4.25% PIK)	03/2029	€24,236	25,402	27,049	0.2%
Sitecore USA, Inc.(7)	First lien senior secured loan	SR +	7.75% (4.25% PIK)	03/2029	24,964	24,805	24,964	0.2%
Sophos Holdings, LLC(6)(22)(23)	First lien senior secured loan	SR +	3.50%	03/2027	19,773	19,739	19,807	0.1%
Storable, Inc.(6)(22)	First lien senior secured loan	SR +	3.50%	04/2028	64,642	64,215	64,758	0.5%
The Dun & Bradstreet Corporation(6)(22)(23)	First lien senior secured loan	SR +	2.75%	01/2029	1,990	1,990	1,988	0.0%
Thunder Purchaser, Inc. (dba Vector Solutions)(7)	First lien senior secured loan	SR +	5.50%	06/2028	12,679	12,603	12,679	0.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(7)(17)	First lien senior secured revolving loan	SR +	5.50%	06/2027	827	821	827	0.0%
VIRTUSA CORPORATION(6)(22)	First lien senior secured loan	SR +	3.25%	02/2029	9,701	9,701	9,690	0.1%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

VS Buyer LLC (dba Veeam Software)(6)(22)	First lien senior secured loan	SR +	3.25%	04/2031	4,988	4,976	4,986	0.0%
When I Work, Inc.(7)	First lien senior secured loan	SR +	7.00% PIK	11/2027	26,493	26,364	25,698	0.2%
When I Work, Inc.(17)(18)	First lien senior secured revolving loan	SR +	6.00%	11/2027	—	(21)	(125)	0.0%
Zendesk, Inc.(7)	First lien senior secured loan	SR +	5.00%	11/2028	145,391	143,483	145,391	1.1%
Zendesk, Inc.(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.00%	11/2025	—	(799)	—	0.0%
Zendesk, Inc.(17)(18)	First lien senior secured revolving loan	SR +	5.00%	11/2028	—	(181)	—	0.0%
						2,582,781	2,577,681	19.5%
Leisure and entertainment
Aerosmith Bidco Limited (dba Audiotonix)(8)(23)	First lien senior secured loan	SR +	5.25%	07/2031	341,349	$337,053	$336,964	2.5%
Aerosmith Bidco Limited (dba Audiotonix)(17)(19)(23)	First lien senior secured multi-draw term loan	SR +	5.25%	07/2027	—	—	—	0.0%
Aerosmith Bidco Limited (dba Audiotonix)(17)(18)(19)(23)	First lien senior secured multi-draw term loan	SR +	5.25%	07/2027	—	(205)	(211)	0.0%
Aerosmith Bidco Limited (dba Audiotonix)(17)(18)(23)	First lien senior secured multi-currency revolving loan	SR +	5.25%	07/2030	—	(544)	(561)	0.0%
Cirque du Soleil Canada, Inc.(7)(21)(22)(23)	First lien senior secured loan	SR +	3.75%	03/2030	37,165	37,080	36,619	0.3%
Pretzel Parent, Inc.(7)	First lien senior secured loan	SR +	4.75%	08/2031	37,500	36,938	36,938	0.3%
Troon Golf, LLC(7)	First lien senior secured loan	SR +	4.50%	08/2028	356,100	356,100	356,100	2.7%
Troon Golf, LLC(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	4.50%	09/2026	—	(135)	(137)	0.0%
Troon Golf, LLC(17)	First lien senior secured revolving loan	SR +	4.50%	08/2028	—	—	—	0.0%
						766,287	765,712	5.8%
Manufacturing
ACR Group Borrower, LLC(7)	First lien senior secured loan	SR +	4.50%	03/2028	3,991	$3,958	$3,901	0.0%
ACR Group Borrower, LLC(7)	First lien senior secured loan	SR +	6.00%	03/2028	857	849	857	0.0%
ACR Group Borrower, LLC(7)	First lien senior secured loan	SR +	5.00%	03/2028	1,166	1,155	1,154	0.0%
ACR Group Borrower, LLC(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.00%	05/2025	—	(4)	(4)	0.0%
ACR Group Borrower, LLC(7)(17)	First lien senior secured revolving loan	SR +	4.50%	03/2026	188	184	168	0.0%
ALLIANCE LAUNDRY SYSTEMS LLC(6)(22)	First lien senior secured loan	SR +	3.50%	08/2031	15,000	14,926	15,011	0.1%
Chariot Buyer LLC (dba Chamberlain Group)(6)(22)	First lien senior secured loan	SR +	3.50%	11/2028	14,925	14,826	14,882	0.1%
CPM Holdings, Inc.(6)(21)(22)	First lien senior secured loan	SR +	4.50%	09/2028	49,625	48,462	46,995	0.4%
CPM Holdings, Inc.(6)(17)(18)(21)(22)	First lien senior secured revolving loan	SR +	4.50%	06/2028	150	110	(115)	0.0%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(22)	First lien senior secured loan	SR +	3.75%	05/2028	25,626	25,307	25,690	0.2%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(21)	Second lien senior secured loan	SR +	6.50%	05/2029	37,181	37,058	37,181	0.3%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(21)	Second lien senior secured loan	SR +	6.00%	05/2029	19,160	19,125	19,064	0.1%
Faraday Buyer, LLC (dba MacLean Power Systems)(7)	First lien senior secured loan	SR +	6.00%	10/2028	135,270	132,953	134,255	1.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Faraday Buyer, LLC (dba MacLean Power Systems)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	6.00%	11/2025	—	(117)	—	0.0%
Filtration Group Corporation(6)(22)	First lien senior secured loan	SR +	3.50%	10/2028	25,451	25,421	25,443	0.2%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)(22)	First lien senior secured loan	SR +	4.00%	12/2027	38,394	38,115	38,226	0.3%
Helix Acquisition Holdings, Inc. (dba MW Industries)(6)	First lien senior secured loan	SR +	7.00%	03/2030	61,484	59,916	61,023	0.5%
Ideal Tridon Holdings, Inc.(7)	First lien senior secured loan	SR +	6.75%	04/2028	89,866	87,814	89,416	0.7%
Ideal Tridon Holdings, Inc.(17)(18)	First lien senior secured revolving loan	SR +	6.75%	04/2028	—	(182)	(43)	0.0%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(7)	First lien senior secured loan	SR +	6.00%	07/2027	19,656	19,552	19,656	0.1%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(7)(21)	First lien senior secured delayed draw term loan	SR +	6.00%	07/2027	40,464	40,237	40,464	0.3%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(7)	First lien senior secured loan	SR +	6.25%	07/2027	4,620	4,561	4,620	0.0%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(17)(18)	First lien senior secured revolving loan	SR +	6.00%	07/2027	—	(17)	—	0.0%
Pro Mach Group, Inc.(6)(22)	First lien senior secured loan	SR +	3.50%	08/2028	70,243	70,243	70,433	0.5%
Sonny's Enterprises, LLC(7)	First lien senior secured loan	SR +	5.25%	08/2028	163,312	161,497	162,903	1.2%
Sonny's Enterprises, LLC(7)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.25%	06/2026	3,601	3,420	3,592	0.0%
Sonny's Enterprises, LLC(17)(18)	First lien senior secured revolving loan	SR +	5.25%	08/2027	—	(252)	(65)	0.0%
						809,117	814,707	6.0%
Pharmaceuticals
BridgeBio Pharma, Inc.(7)(23)	First lien senior secured loan	SR +	6.50%	01/2029	135,000	$134,820	$134,663	1.0%
TG Therapeutics, Inc.(7)(23)	First lien senior secured loan	SR +	5.50%	08/2029	56,250	55,839	55,828	0.4%
						190,659	190,491	1.4%
Professional services
Apex Group Treasury LLC(8)(22)(23)	First lien senior secured loan	SR +	4.00%	07/2028	123,560	$123,381	$123,720	0.9%
Apex Service Partners, LLC(6)	First lien senior secured loan	SR +	6.50%	10/2030	121,152	118,467	122,364	0.9%
Apex Service Partners, LLC(6)(17)	First lien senior secured revolving loan	SR +	6.50%	10/2029	3,694	3,532	3,731	0.0%
Certinia, Inc.(8)	First lien senior secured loan	SR +	7.25%	08/2029	33,088	32,522	32,923	0.2%
Certinia, Inc.(17)(18)	First lien senior secured revolving loan	SR +	7.25%	08/2029	—	(71)	(22)	0.0%
Element Materials Technology(7)(21)(22)(23)	First lien senior secured loan	SR +	3.75%	06/2029	27,458	27,458	27,475	0.2%
EP Purchaser, LLC (dba Entertainment Partners)(7)(22)	First lien senior secured loan	SR +	4.50%	11/2028	24,625	23,835	24,625	0.2%
Essential Services Holding Corporation (dba Turnpoint)(7)	First lien senior secured loan	SR +	5.00%	06/2031	35,548	35,203	35,193	0.3%
Essential Services Holding Corporation (dba Turnpoint)(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.00%	06/2026	—	(33)	(35)	0.0%
Essential Services Holding Corporation (dba Turnpoint)(17)(18)	First lien senior secured revolving loan	SR +	5.00%	06/2030	—	(41)	(44)	0.0%
Gerson Lehrman Group, Inc.(7)	First lien senior secured loan	SR +	5.25%	12/2027	166,014	164,765	165,599	1.3%
Gerson Lehrman Group, Inc.(17)(18)	First lien senior secured revolving loan	SR +	5.25%	12/2027	—	(61)	(21)	0.0%
Guidehouse Inc.(6)	First lien senior secured loan	SR +	5.75% (2.00% PIK)	12/2030	107,118	107,118	106,850	0.8%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Omnia Partners, LLC(7)(22)	First lien senior secured loan	SR +	3.25%	07/2030	12,993	12,969	13,018	0.1%
Relativity ODA LLC(6)	First lien senior secured loan	SR +	4.50%	05/2029	32,738	32,608	32,604	0.2%
Relativity ODA LLC(17)(18)	First lien senior secured revolving loan	SR +	4.50%	05/2029	—	(11)	(11)	0.0%
Sensor Technology Topco, Inc. (dba Humanetics)(7)	First lien senior secured loan	SR +	7.00% (2.00% PIK)	05/2028	237,098	236,100	238,284	1.8%
Sensor Technology Topco, Inc. (dba Humanetics)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.50%	09/2025	—	—	—	0.0%
Sensor Technology Topco, Inc. (dba Humanetics)(6)(17)	First lien senior secured revolving loan	SR +	6.50%	05/2028	11,942	11,859	11,990	0.1%
Sensor Technology Topco, Inc. (dba Humanetics)(11)	First lien senior secured EUR term loan	E +	7.25% (2.25% PIK)	05/2028	€42,827	46,331	48,036	0.4%
Sensor Technology Topco, Inc. (dba Humanetics)(17)(19)	First lien senior secured EUR delayed draw term loan	E +	6.75%	09/2025	€—	—	—	0.0%
Sovos Compliance, LLC(6)(22)	First lien senior secured loan	SR +	4.50%	08/2028	28,822	28,431	28,781	0.2%
Thevelia (US) LLC (dba Tricor)(7)(22)(23)	First lien senior secured loan	SR +	3.25%	06/2029	22,877	22,877	22,877	0.2%
Vensure Employer Services, Inc.(7)	First lien senior secured loan	SR +	5.00%	09/2031	155,774	154,218	154,216	1.2%
Vensure Employer Services, Inc.(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.00%	09/2026	—	(221)	(221)	0.0%
Vistage International, Inc.(7)(22)	First lien senior secured loan	SR +	4.75%	07/2029	29,917	29,698	29,860	0.2%
						1,210,934	1,221,792	9.2%
Specialty retail
Galls, LLC(7)	First lien senior secured loan	SR +	6.50% (1.50% PIK)	03/2030	117,748	$116,110	$117,159	0.9%
Galls, LLC(7)(17)(19)	First lien senior secured delayed draw term loan	SR +	6.50% (1.50% PIK)	03/2026	4,306	4,030	4,284	0.0%
Galls, LLC(7)(17)	First lien senior secured revolving loan	SR +	6.00%	03/2030	4,317	4,103	4,238	0.0%
Ideal Image Development, LLC(7)	First lien senior secured loan	SR +	6.50% PIK	02/2029	2,328	2,308	2,281	0.0%
Ideal Image Development, LLC(9)	First lien senior secured revolving loan	SR +	6.50% PIK	02/2029	33	33	32	0.0%
Ideal Image Development, LLC(9)(17)	First lien senior secured revolving loan	SR +	6.50% PIK	02/2029	732	732	713	0.0%
Milan Laser Holdings LLC(7)	First lien senior secured loan	SR +	5.00%	04/2027	20,061	19,964	20,061	0.2%
Milan Laser Holdings LLC(6)(17)	First lien senior secured revolving loan	SR +	5.00%	04/2026	851	841	851	0.0%
Notorious Topco, LLC (dba Beauty Industry Group)(7)	First lien senior secured loan	SR +	7.25% (2.50% PIK)	11/2027	228,645	226,520	211,496	1.5%
Notorious Topco, LLC (dba Beauty Industry Group)(17)(18)	First lien senior secured revolving loan	SR +	6.75%	05/2027	—	(38)	(396)	0.0%
The Shade Store, LLC(6)	First lien senior secured loan	SR +	6.00%	10/2029	105,047	102,766	102,947	0.8%
The Shade Store, LLC(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	7.00%	03/2026	—	(60)	—	0.0%
The Shade Store, LLC(7)(17)	First lien senior secured revolving loan	SR +	6.00%	10/2028	7,345	7,147	7,129	0.1%
						484,456	470,795	3.5%
Telecommunications
CCI BUYER, INC. (dba Consumer Cellular)(7)(21)(22)	First lien senior secured loan	SR +	4.00%	12/2027	39,692	$39,413	$39,612	0.3%
EOS Finco S.A.R.L(8)(22)(23)	First lien senior secured loan	SR +	6.00%	10/2029	66,596	63,480	53,697	0.4%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

EOS U.S. Finco LLC(7)(17)(18)(19)(22)(23)	First lien senior secured delayed draw term loan	SR +	6.00%	05/2026	276	69	(1,436)	0.0%
Level 3 Financing, Inc.(6)(22)(23)	First lien senior secured loan	SR +	6.56%	04/2029	39,096	38,441	39,870	0.3%
Level 3 Financing, Inc.(6)(22)(23)	First lien senior secured loan	SR +	6.56%	04/2030	39,096	38,353	39,733	0.3%
Park Place Technologies, LLC(7)	First lien senior secured loan	SR +	5.25%	03/2031	86,177	85,360	85,746	0.6%
Park Place Technologies, LLC(17)(18)(19)	First lien senior secured delayed draw term loan	SR +	5.25%	09/2025	—	(62)	—	0.0%
Park Place Technologies, LLC(6)(17)	First lien senior secured revolving loan	SR +	5.25%	03/2030	1,619	1,526	1,568	0.0%
PPT Holdings III, LLC (dba Park Place Technologies)(16)	First lien senior secured loan		12.75% PIK	03/2034	29,372	28,702	29,078	0.2%
						295,282	287,868	2.1%
Transportation
Lightbeam Bidco, Inc. (dba Lazer Spot)(7)	First lien senior secured loan	SR +	5.00%	05/2030	119,949	$119,957	$119,949	0.9%
Lightbeam Bidco, Inc. (dba Lazer Spot)(7)(17)(19)	First lien senior secured delayed draw term loan	SR +	5.00%	05/2025	19,657	19,657	19,657	0.1%
Lightbeam Bidco, Inc. (dba Lazer Spot)(17)(18)	First lien senior secured revolving loan	SR +	5.00%	05/2029	—	(89)	—	0.0%
Motus Group, LLC(7)(22)	First lien senior secured loan	SR +	4.00%	12/2028	7,462	7,462	7,466	0.1%
						146,987	147,072	1.1%
Total non-controlled/non-affiliated portfolio company debt investments						$23,418,348	$23,411,276	174.8%

Equity Investments
Asset based lending and fund finance
Amergin Asset Management, LLC(24)(26)	Class A Units		N/A	N/A	50,000,000	$1	$1,608	0.0%
						1	1,608	0.0%
Automotive services
CD&R Value Building Partners I, L.P. (dba Belron)(23)(24)(26)(33)	LP Interest		N/A	N/A	33,000	$32,911	$40,051	0.3%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(16)(24)	Series A Convertible Preferred Stock		7.00% PIK	N/A	12,951	13,411	13,645	0.1%
						46,322	53,696	0.4%
Buildings and real estate
Dodge Construction Network Holdings, L.P.(7)(24)	Series A Preferred Units	SR +	8.25%	N/A	—	$3	$2	0.0%
Dodge Construction Network Holdings, L.P.(24)(26)	Class A-2 Common Units		N/A	N/A	143,963	123	60	0.0%
						126	62	0.0%
Business services
Denali Holding, LP (dba Summit Companies)(24)(26)	Class A Units		N/A	N/A	686,513	$7,078	$11,473	0.1%
Hercules Buyer, LLC (dba The Vincit Group)(24)(26)(28)	Common Units		N/A	N/A	10,000	10	12	0.0%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(8)(24)	Perpetual Preferred Stock	SR +	10.75% PIK	N/A	53,600	67,805	68,834	0.5%
						74,893	80,319	0.6%
Consumer products
ASP Conair Holdings LP(24)(26)	Class A Units		N/A	N/A	9,286	$929	$931	0.0%
						929	931	0.0%
Financial services
Vestwell Holdings, Inc.(24)(26)	Series D Preferred Stock		N/A	N/A	50,726	$1,007	$1,000	0.0%
						1,007	1,000	0.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest	Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Food and beverage
Hissho Sushi Holdings, LLC(24)(26)	Class A Units	N/A	N/A	941,780	$7,536	$9,256	0.1%
					7,536	9,256	0.1%
Healthcare equipment and services
Maia Aggregator, LP(24)(26)	Class A-2 Units	N/A	N/A	12,921,348	$12,921	$12,396	0.1%
KPCI Holdings, L.P.(24)(26)	Class A Units	N/A	N/A	1,781	2,313	4,985	0.0%
Patriot Holdings SCSp (dba Corza Health, Inc.)(16)(23)(24)	Class A Units	8.00% PIK	N/A	1,105	1,516	1,516	0.0%
Patriot Holdings SCSp (dba Corza Health, Inc.)(23)(24)(26)	Class B Units	N/A	N/A	15,210	180	104	0.0%
Rhea Acquisition Holdings, LP(24)(26)	Series A-2 Units	N/A	N/A	11,964,286	11,964	18,400	0.1%
					28,894	37,401	0.2%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(24)(26)	Class A Interests	N/A	N/A	3,520	$3,520	$3,220	0.0%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(24)(26)	Class A Interest	N/A	N/A	1,205	12,048	12,048	0.1%
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(16)(24)	Series A Preferred Stock	15.00% PIK	N/A	27,355	30,071	29,709	0.2%
XOMA Corporation(24)(26)	Warrants	N/A	N/A	54,000	369	661	0.0%
					46,008	45,638	0.3%
Healthcare technology
Minerva Holdco, Inc.(16)(24)	Series A Preferred Stock	10.75% PIK	N/A	100,000	$131,146	$128,017	1.0%
BEHP Co-Investor II, L.P.(23)(24)(26)	LP Interest	N/A	N/A	1,270	1,042	1,297	0.0%
Orange Blossom Parent, Inc.(24)(26)	Common Equity	N/A	N/A	16,667	1,667	1,664	0.0%
WP Irving Co-Invest, L.P.(23)(24)(26)	Partnership Units	N/A	N/A	1,250,000	960	1,276	0.0%
					134,815	132,254	1.0%
Household products
Evology, LLC(24)(26)	Class B Units	N/A	N/A	316	$1,512	$995	0.0%
Walker Edison Holdco LLC(24)(26)	Common Equity	N/A	N/A	29,167	2,818	—	0.0%
					4,330	995	0.0%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)(16)(24)	Series A Preferred Stock	10.50% PIK	N/A	12,750	$16,603	$14,520	0.1%
					16,603	14,520	0.1%
Insurance
Accelerate Topco Holdings, LLC(24)(26)	Common Units	N/A	N/A	91,805	$2,535	$3,908	0.0%
Evolution Parent, LP (dba SIAA)(24)(26)	LP Interest	N/A	N/A	2,703	270	307	0.0%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(24)(26)	LP Interest	N/A	N/A	421	426	420	0.0%
Hockey Parent Holdings, L.P.(24)(26)	Class A Units	N/A	N/A	25,000	25,000	26,194	0.2%
PCF Holdco, LLC (dba PCF Insurance Services)(16)(24)	Series A Preferred Units	15.00% PIK	N/A	19,423	17,073	21,153	0.2%
PCF Holdco, LLC (dba PCF Insurance Services)(24)(26)	Class A Unit Warrants	N/A	N/A	1,503,286	5,129	4,411	0.0%
PCF Holdco, LLC (dba PCF Insurance Services)(24)(26)	Class A Units	N/A	N/A	4,648,653	15,336	26,657	0.2%
					65,769	83,050	0.6%
Internet software and services
AlphaSense, LLC(24)(26)	Series E Preferred Shares	N/A	N/A	16,929	$760	$760	0.0%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(24)(26)	Common Units	N/A	N/A	1,729,439	1,729	2,232	0.0%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(23)(24)(26)	LP Interest	N/A	N/A	989	989	1,179	0.0%
Elliott Alto Co-Investor Aggregator L.P.(23)(24)(26)	LP Interest	N/A	N/A	6,530	6,572	9,122	0.1%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

MessageBird Holding B.V.(23)(24)(26)	Extended Series C Warrants		N/A	N/A	7,980	49	9	0.0%
Project Alpine Co-Invest Fund, LP(23)(24)(26)	LP Interest		N/A	N/A	17,000	17,010	20,089	0.2%
Thunder Topco L.P. (dba Vector Solutions)(24)(26)	Common Units		N/A	N/A	712,884	713	800	0.0%
WMC Bidco, Inc. (dba West Monroe)(16)(24)	Senior Preferred Stock		11.25% PIK	N/A	33,385	45,624	44,026	0.3%
Project Hotel California Co-Invest Fund, L.P.(23)(24)(26)	LP Interest		N/A	N/A	3,522	3,525	4,005	0.0%
BCTO WIW Holdings, Inc. (dba When I Work)(24)(26)	Class A Common Stock		N/A	N/A	57,000	5,700	3,363	0.0%
Zoro TopCo, Inc. (dba Zendesk, Inc.)(16)(24)	Series A Preferred Stock		12.50% PIK	N/A	16,562	20,295	20,814	0.2%
Zoro TopCo, L.P. (dba Zendesk, Inc.)(24)(26)	Class A Common Units		N/A	N/A	1,380,129	13,801	15,027	0.1%
						116,767	121,426	0.9%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(24)(26)	LP Interest		N/A	N/A	1,000	$100	$118	0.0%
						100	118	0.0%
Specialty retail
Ideal Topco, L.P.(24)(26)	Class A-1 Preferred Units		N/A	N/A	3,658,537	$4,573	$4,390	0.0%
Ideal Topco, L.P.(24)(26)	Class A-2 Common Units		N/A	N/A	3,109,756	—	—	0.0%
						4,573	4,390	0.0%
Total non-controlled/non-affiliated portfolio company equity investments						$548,673	$586,664	4.2%
Total non-controlled/non-affiliated portfolio company investments						$23,967,021	$23,997,940	179.0%

Non-controlled/affiliated portfolio company investments
Debt Investments
Education
Pluralsight, LLC(7)(30)	First lien senior secured loan	SR +	7.50% PIK	N/A	1,190	$1,190	$1,190	0.0%
Pluralsight, LLC(7)(30)	First lien senior secured loan	SR +	4.50% (1.50% PIK)	08/2029	1,191	1,191	1,191	0.0%
Pluralsight, LLC(17)(19)(30)	First lien senior secured delayed draw term loan	SR +	4.50%	N/A	—	—	—	0.0%
Pluralsight, LLC(17)(30)	First lien senior secured revolving loan	SR +	4.50%	N/A	—	—	—	0.0%
						2,381	2,381	0.0%
Total non-controlled/affiliated portfolio company debt investments						$2,381	$2,381	0.0%
Equity Investments
Education
Paradigmatic Holdco LLC (dba Pluralsight)(24)(26)(30)	Common stock		N/A	N/A	396,827	$1,053	$1,053	0.0%
						1,053	1,053	0.0%
Pharmaceuticals
LSI Financing 1 DAC(17)(19)(23)(24)(26)(30)	Preferred equity		N/A	N/A	84,093	$84,176	$94,945	0.7%
						84,176	94,945	0.7%
Total non-controlled/affiliated portfolio company equity investments						$85,229	$95,998	0.7%
Total non-controlled/affiliated portfolio company investments						$87,610	$98,379	0.7%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(20)(29)	Investment	Interest	Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Controlled/affiliated portfolio company investments
Debt Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(16)(23)(31)	First lien senior secured loan	12.00% PIK	07/2030	42,511	$42,511	$42,511	0.3%
AAM Series 2.1 Aviation Feeder, LLC(16)(23)(31)	First lien senior secured loan	12.00% PIK	11/2030	39,933	39,933	39,933	0.3%
					82,444	82,444	0.6%
Total controlled/affiliated portfolio company debt investments					$82,444	$82,444	0.6%
Equity Investments
Asset based lending and fund finance
AAM Series 2.1 Aviation Feeder, LLC(17)(19)(23)(24)(26)(31)	LLC Interest	N/A	N/A	17,317	$17,356	$17,811	0.1%
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(17)(19)(23)(24)(26)(31)	LLC Interest	N/A	N/A	26,763	26,766	31,160	0.2%
					44,122	48,971	0.3%
Insurance
Fifth Season Investments LLC(24)(27)(31)	Class A Units	N/A	N/A	28	$265,459	$282,928	2.1%
					265,459	282,928	2.1%
Joint ventures
Blue Owl Credit SLF LLC(23)(24)(26)(31)(33)	LLC Interest	N/A	N/A	9,851	$9,851	$9,841	0.1%
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(23)(24)(31)(33)	LLC Interest	N/A	N/A	314,808	314,808	309,576	2.3%
					324,659	319,417	2.4%
Total controlled/affiliated portfolio company equity investments					$634,240	$651,316	4.8%
Total controlled/affiliated portfolio company investments					$716,684	$733,760	5.4%
Total Investments					$24,771,315	$24,830,079	185.1%

	Interest Rate Swaps as of September 30, 2024
	Company Receives	Company Pays(c)	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/(Depreciation)	Hedged Instrument	Footnote Reference
Interest rate swap(a)(b)	7.75%	SR + 3.84%	9/16/2027	$600,000	$11,323	$—	$4,820	September 2027 Notes	Note 5
Interest rate swap(a)(b)	7.95%	SR + 3.79%	5/13/2028	650,000	17,349	—	17,349	June 2028 Notes	Note 5
Interest rate swap(a)(b)	7.75%	SR + 3.65%	1/15/2029	550,000	16,577	—	4,430	January 2029 Notes	Note 5
Interest rate swap(a)(b)	6.60%	SR + 2.34%	8/15/2029	500,000	21,595	—	21,595	September 2029 Notes	Note 5
Interest rate swap(a)(b)	5.80%	SR + 2.62%	2/15/2030	1,000,000	(10,364)	—	(10,364)	March 2030 Notes	Note 5
Interest rate swap(a)(b)	6.65%	SR + 2.90%	1/15/2031	750,000	18,172	—	18,172	March 2031 Notes	Note 5
Total				$4,050,000	$74,652	$—	$56,002
________
(a) Contains a variable rate structure. Bears interest at a rate determined by SOFR.
(b) Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedging item within interest expense.
(c) The Company has an International Swaps and Derivatives Association (“ISDA”) agreement with Goldman Sachs Bank USA.

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

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)
(4)The amortized cost represents the original cost adjusted for the amortization and accretion of premiums and discounts, as applicable, on debt investments using the effective interest method.
(5)Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “SR”) (which can include one-, three-, six- or twelve-month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”), Canadian Overnight Repo Rate Average (“CORRA” or “C”) (which can include one- or three-month CORRA), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”) (which can include one-, three-, or six-month BBSY), Sterling (SP) Overnight Interbank Average Rate (“SONIA” or “SA”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“Prime” or “P”), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)The interest rate on these investments is subject to 1 month SOFR, which as of September 30, 2024 was 4.85%.
(7)The interest rate on these investments is subject to 3 month SOFR, which as of September 30, 2024 was 4.59%.
(8)The interest rate on these investments is subject to 6 month SOFR, which as of September 30, 2024 was 4.25%.
(9)The interest rate on these investments is subject to 12 month SOFR, which as of September 30, 2024 was 3.78%.
(10)The interest rate on these investments is subject to 3 month CORRA, which as of September 30, 2024 was 4.58%.
(11)The interest rate on these investments is subject to 3 month EURIBOR, which as of September 30, 2024 was 3.28%.
(12)The interest rate on these investments is subject to 6 month EURIBOR, which as of September 30, 2024 was 3.11%.
(13)The interest rate on these investments is subject to 3 month BBSY, which as of September 30, 2024 was 4.43%.
(14)The interest rate on these investments is subject to SONIA, which as of September 30, 2024 was 4.95%.
(15)The interest rate on these investments is subject to Prime, which as of September 30, 2024 was 8.00%.
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
(22)Level 2 Investment.
(23)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2024, non-qualifying assets represented 13.7% of total assets as calculated in accordance with the regulatory requirements.
(24)Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted security” under the Securities Act. As of September 30, 2024, the aggregate fair value of these securities is $1.33 billion, or 10.1% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC**	LLC Interest	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC**	LLC Interest	July 1, 2022
Accelerate Topco Holdings, LLC	Common Units	September 1, 2022
Amergin Asset Management, LLC	Class A Units	July 1, 2022
ASP Conair Holdings LP	Class A Units	May 17, 2021
AlphaSense, LLC	Series E Preferred Shares	June 27, 2024
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
BEHP Co-Investor II, L.P.	LP Interest	May 6, 2022
Blue Owl Credit SLF LLC*	LLC Interest	May 6, 2024
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Denali Holding, LP (dba Summit Companies)	Class A Units	September 14, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Evology, LLC	Class B Units	January 21, 2022
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Fifth Season Investments LLC**	Class A Units	October 17, 2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 28, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
Hissho Sushi Holdings, LLC	Class A Units	May 17, 2022
Hockey Parent Holdings, L.P.	Class A Units	September 14, 2023
Ideal Topco, L.P.	Class A-1 Preferred Units	February 20, 2024
Ideal Topco, L.P.	Class A-2 Common Units	February 20, 2024
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 22, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Holdings, L.P.	Class A Units	November 25, 2020
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	Class A Interest	December 12, 2023
LSI Financing 1 DAC**	Preferred equity	December 14, 2022
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 3, 2021
Minerva Holdco, Inc.	Series A Preferred Stock	February 14, 2022
Orange Blossom Parent, Inc.	Common Equity	July 29, 2022
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)*	LLC Interest	November 2, 2022
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Series A Preferred Units	February 16, 2023
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Unit Warrants	February 16, 2023
Paradigmatic Holdco LLC (dba Pluralsight)	Common stock	August 22, 2024
Project Alpine Co-Invest Fund, LP	LP Interest	June 13, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 9, 2022
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November 15, 2023
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	October 14, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
Vestwell Holdings, Inc.	Series D Preferred Stock	December 20, 2023
Walker Edison Holdco LLC	Common Equity	March 1, 2023
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
XOMA Corporation	Warrants	December 15, 2023
Zoro TopCo, L.P. (dba Zendesk, Inc.)	Class A Common Units	November 22, 2022
Zoro TopCo, Inc. (dba Zendesk, Inc.)	Series A Preferred Stock	November 22, 2022
* Refer to Note 4 “Investments - OCIC SLF LLC” and “Investments - Blue Owl Credit SLF LLC”, for further information.
** Refer to Note 3 “Agreements and Related Party Transactions - Controlled/Affiliated Portfolio Companies”.

(25)As of September 30, 2024, the net estimated unrealized gain on investments for U.S. federal income tax purposes was $132.8 million based on a tax cost basis of $24.70 billion. As of September 30, 2024, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $116.0 million. As of September 30, 2024, the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $248.8 million.
(26)Investment is non-income producing.

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)
(27)Investment is not pledged as collateral under the Company’s Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”, credit facilities to which certain of our subsidiaries are parties (the “SPV Asset Facilities”) and collateral loan obligation transactions (“CLOs”).
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
(30)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the period ended September 30, 2024 were as follows:

Company	Fair value as of December 31, 2023	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair value as of September 30, 2024	Dividend Income	Interest and PIK Income	Other Income
LSI Financing 1 DAC	$78,406	$22,288	$(10,482)	$4,733	$—	$94,945	$486	$—	$—
Pluralsight, LLC	—	3,434	—	—	—	3,434	—	29	—
Total	$78,406	$25,722	$(10,482)	$4,733	$—	$98,379	$486	$29	$—
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

(31)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investments in controlled affiliates for the period ended September 30, 2024 were as follows:

Company	Fair value as of December 31, 2023	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair value as of September 30, 2024	Dividend Income	Interest and PIK Income	Other Income
AAM Series 2.1 Aviation Feeder, LLC(c)	$78,476	$31,337	$(52,527)	$458	$—	$57,744	$—	$3,794	$—
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	64,839	6,266	(1,795)	4,361	—	73,671	—	3,703	—
Fifth Season Investments LLC	156,794	108,649	—	17,485	—	282,928	15,771	—	—
Blue Owl Credit SLF LLC	—	9,851	—	(10)	—	9,841	—	—	—
OCIC SLF LLC (fka Blue Owl Credit Income Corp. Senior Loan Fund LLC)	273,441	53,375	—	(17,240)	—	309,576	38,945	—	—
Total	$573,550	$209,478	$(54,322)	$5,054	$—	$733,760	$54,716	$7,497	$—
________

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments (Continued)
As of September 30, 2024
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

(32)Investment was on non-accrual status as of September 30, 2024.
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

Blue Owl Credit Income Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$357,412	$214,599	$975,355	$571,767
Net change in unrealized gain (loss)	(22,852)	52,954	(45,547)	131,212
Net realized gain (loss) on investments	(3,040)	(2,144)	(7,528)	(9,382)
Net Increase (Decrease) in Net Assets Resulting from Operations	331,520	265,409	922,280	693,597
Distributions
Class S	(102,803)	(55,089)	(275,076)	(144,741)
Class D	(11,354)	(13,872)	(31,930)	(37,824)
Class I	(203,759)	(103,204)	(537,157)	(272,657)
Net Decrease in Net Assets Resulting from Shareholders’ Distributions	(317,916)	(172,165)	(844,163)	(455,222)
Capital Share Transactions
Class S:
Issuance of shares of common stock	415,669	326,523	1,416,115	746,022
Share transfers between classes(1)	(2)	—	(2,359)	(2,127)
Repurchase of common shares	(46,534)	(14,790)	(130,889)	(52,800)
Reinvestment of shareholders’ distributions	44,786	21,384	115,812	55,159
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	413,919	333,117	1,398,679	746,254
Class D:
Issuance of shares of common stock	23,049	50,663	104,938	152,677
Share transfers between classes(1)	—	—	(338,702)	—
Repurchase of common shares	(2,153)	(12,978)	(32,065)	(30,240)
Reinvestment of shareholders’ distributions	3,490	6,202	11,909	16,698
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	24,386	43,887	(253,920)	139,135
Class I:
Issuance of shares of common stock	935,902	534,370	2,821,926	1,374,471
Share transfers between classes(1)	2	—	341,061	2,127
Repurchase of common shares	(102,943)	(76,140)	(282,674)	(190,235)
Reinvestment of shareholders’ distributions	85,133	39,933	221,346	102,088
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	918,094	498,163	3,101,659	1,288,451
Total Increase (Decrease) in Net Assets	1,370,003	968,411	4,324,535	2,412,215
Net Assets, at beginning of period	11,847,078	6,693,557	8,892,546	5,249,753
Net Assets, at end of period	$13,217,081	$7,661,968	$13,217,081	$7,661,968

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

Blue Owl Credit Income Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$922,280	$693,597
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(10,921,288)	(4,068,207)
Proceeds from investments and investment repayments, net	2,957,831	660,506
Net change in unrealized (gain) loss on investments	45,930	(130,862)
Net change in unrealized gain (loss) on interest rate swap attributed to unsecured notes	55,256	1,029
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(1,299)	(351)
Net change in unrealized (gain) loss on Income tax (provision) benefit	916	1
Net realized (gain) loss on investments	6,009	9,589
Net realized (gain) loss on foreign currency transactions relating to investments	124	(207)
Paid-in-kind interest and dividends	(142,185)	(105,731)
Net amortization/accretion of premium/discount on investments	(100,363)	(26,492)
Amortization of debt issuance costs	21,575	12,727
Amortization of offering costs	3,083	2,093
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(52,880)	(31,348)
(Increase) decrease in receivable from controlled affiliates	(4,810)	11,478
(Increase) decrease in receivable for investments sold	(4,082)	(22,904)
(Increase) decrease in prepaid expenses and other assets	(209,712)	(181,952)
Increase (decrease) in payable for investments purchased	120,656	132,377
Increase (decrease) in payables to affiliates	19,239	9,150
Increase (decrease) in accrued expenses and other liabilities	39,214	12,873
Net cash used in operating activities	(7,244,506)	(3,022,634)
Cash Flows from Financing Activities
Borrowings on debt	12,363,000	5,004,216
Repayments of debt	(8,378,000)	(3,487,000)
Deferred offering costs paid	(1,821)	—
Debt issuance costs	(83,897)	(30,186)
Repurchase of common stock	(408,182)	(280,203)
Proceeds from issuance of common shares	4,342,979	2,273,170
Distributions paid to shareholders	(450,210)	(263,234)
Net cash provided by financing activities	7,383,869	3,216,763
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $(26,056) and $10,803, respectively)	139,363	194,129
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $40,872 and $23,000, respectively)	415,384	225,247
Cash and restricted cash, including foreign cash, end of period (restricted cash of $14,816 and $33,803, respectively)	$554,747	$419,376
Supplemental and Non-Cash Information
Interest paid during the period	$531,411	$309,139
Distributions declared during the period	$844,163	$455,222
Reinvestment of distributions during the period	$349,067	$173,945
Taxes, including excise tax, paid during the period	$2,206	$239
Distributions payable	$138,816	$55,079
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Organization and Principal Business

Blue Owl Credit Income Corp. (the “Company”) is a Maryland corporation formed on April 22, 2020. The Company was formed primarily to originate and make loans to, and make debt and equity investments in, U.S. middle-market companies. The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Company invests in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities which include common and preferred stock, securities convertible into common stock, and warrants. The target credit investments will typically have maturities between three and ten years and generally range in size between $20 million and $500 million, although the investment size will vary with the size of the Company’s capital base. The Company may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets, which are often referred to as “junk” investments. The Company may make investments with shorter or longer maturities from time to time. The Company intends, under normal circumstances, to invest directly, or indirectly through its investment in OCIC SLF LLC (f/k/a Blue Owl Credit Income Senior Loan Fund LLC) (“OCIC SLF”) or any similarly situated companies, at least 80% of the value of its total assets in credit investments. The Company defines “credit” to mean debt investments made in exchange for regular interest payments.

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

Blue Owl Credit Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform which focuses on direct lending. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). Blue Owl consists of three divisions: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on acquiring equity stakes in and providing debt financing to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies and real estate credit. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.

The Company received an exemptive order that permits it to offer multiple classes of shares of common stock and to impose asset-based servicing and distribution fees and early withdrawal fees. On November 12, 2020, the Company commenced its initial public offering pursuant to which it offered, on a continuous basis, $2,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. On February 14, 2022, the Company commenced its follow-on offering, on a continuous basis, pursuant to which it is currently offering of up to $13,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager” or “Blue Owl Securities”). The Dealer Manager is entitled to receive upfront selling commissions of up to 3.50% of the offering price of each Class S share sold in the offering and 1.50% of the offering price of each Class D share sold. Class I shares are not subject to upfront selling commissions. Any upfront selling commissions for the Class S shares and Class D shares sold in the offering will be deducted from the purchase price. Class S, Class D and Class I shares were offered at initial purchase prices per shares of $10.35, $10.15 and $10.00, respectively. Currently, the purchase price per share for each class of common stock varies, but will not be sold at a price below the Company’s net asset value per share of such class, as determined in accordance with the Company’s share pricing policy, plus applicable upfront selling commissions. The Company also engages in private placement offerings of its common stock.

On September 30, 2020, the Adviser purchased 100 shares of the Company’s Class I common stock at $10.00 per share, which represented the initial public offering price of such shares. The Adviser will not tender these shares for repurchase as long as Blue Owl Credit Advisors LLC remains the investment adviser of the Company. There is no current intention for Blue Owl Credit Advisors LLC to discontinue its role.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Since meeting the minimum offering requirement and commencing its continuous public offering through September 30, 2024, the Company has issued 476,407,044 shares of Class S common stock, 87,017,672 shares of Class D common stock and 853,464,485 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $4.48 billion, $0.81 billion and $7.98 billion, respectively, including $1,000 of seed capital contributed by its Adviser in September of 2020, $25.0 million in gross proceeds raised from an entity affiliated with the Adviser and 50,251,978 shares of Class I common stock issued in a private placement to feeder vehicles primarily created to hold the Company’s Class I shares for gross proceeds of approximately $0.47 billion.
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
The Company does not consolidate its equity interests in AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”), Fifth Season, LLC and since November 2, 2022 has not consolidated its equity position in OCIC SLF. OCIC SLF was formed as a wholly-owned subsidiary of the Company and commenced operations on February 14, 2022. On November 2, 2022, the Company and State Teachers Retirement System of Ohio (“OSTRS” and together with the Company, the “Members” and each, a “Member”) entered into an Amended and Restated Limited Liability Company Agreement to co-manage OCIC SLF as a joint venture. See Note 3 “Agreements and Related Party Transactions - Controlled/Affiliated Portfolio Companies”.
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
The Company applies the practical expedient provided by the ASC Topic 820 relating to investments in certain entities that calculate net asset value per share (or its equivalent). ASC Topic 820 permits an entity holding investments in certain entities that either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy as per ASC Topic 820.

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes accretion and amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends, the majority of which is structured at initial underwriting. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event.

PIK interest and PIK dividend income consisted of the following for the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
PIK Interest Income	32,728	18,951	91,574	51,913
PIK Interest Income as a % of Investment Income	4.8%	4.6%	5.0%	4.8%
PIK Dividend Income	10,886	16,729	42,904	51,131
PIK Dividend Income as a % of Investment Income	1.7%	4.1%	2.4%	4.8%
Total PIK Income	43,614	35,680	134,478	103,044
Total PIK Income as a % of Investment Income	6.5%	8.7%	7.4%	9.6%
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
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280),” which requires specific disclosures related to the title and position of the chief operating decision maker (“CODM”) and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
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

Note 3. Agreements and Related Party Transactions

As of September 30, 2024, the Company had payables to affiliates of $73.8 million, comprised of $51.8 million of accrued performance based incentive fees, $13.2 million of management fees, and $8.8 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement. As of December 31, 2023, the Company had payables to affiliates of $54.5 million, comprised of $43.9 million of accrued performance based incentive fees, $8.6 million of management fees, and $2.0 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement.

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

For the three and nine months ended September 30, 2024, the Company incurred expenses of approximately $2.4 million and $5.2 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2023, the Company incurred expenses of approximately $1.0 million and $2.9 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

For the three and nine months ended September 30, 2024, management fees were $38.0 million and $99.5 million, respectively. For the three and nine months ended September 30, 2023, management fees were $21.5 million and $57.3 million, respectively.

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

For the three and nine months ended September 30, 2024, the Company incurred performance based incentive fees on net investment income of $50.6 million and $138.4 million, respectively. For the three and nine months ended September 30, 2023, the Company incurred performance based incentive fees on net investment income of $30.8 million and $82.1 million, respectively.

For the three and nine months ended September 30, 2024, the Company recorded a reversal of previously recorded performance based incentive fees based on capital gains of $3.2 million and $6.6 million, respectively, which related to unrealized depreciation. For the three and nine months ended September 30, 2023, the Company did not incur performance based incentive fees based on capital gains.

Under the terms of the Investment Advisory Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the continuous public offering until all organization and offering costs paid by the Adviser or its affiliates have been recovered. The Company bears all other expenses of its operations and transactions including, without limitation, those relating to: expenses deemed to be “organization and offering expenses” for purposes of Financial Industry Regulatory Authority (“FINRA”) Conduct Rule 2310(a)(12) (exclusive of commissions, the dealer manager fee, any discounts and other similar expenses paid by investors at the time of sale of the Company’s stock); the cost of corporate and organizational expenses relating to offerings of shares of common stock, subject to limitations included in the Investment Advisory Agreement; the cost of calculating the Company’s net asset value, including the cost of any third-party valuation services; the cost of effecting any sales and repurchases of the common stock and other securities; fees and expenses payable under any dealer manager agreements, if any; debt service and other costs of borrowings or other financing arrangements; costs of hedging; expenses, including travel expense, incurred by the Adviser, or members of the Investment Team, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing the Company’s rights; escrow agent, transfer agent and custodial fees and expenses; fees and expenses associated with marketing efforts; federal and state registration fees, any stock exchange listing fees and fees payable to rating agencies; federal, state and local taxes; independent directors’ fees and expenses, including certain travel expenses; costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration fees, listing fees and licenses, and the compensation of professionals responsible for the preparation of the foregoing; the costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs); the costs of any shareholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters; commissions and other compensation payable to brokers or dealers; research and market data; fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums; direct costs and expenses of administration, including printing, mailing, long distance telephone and staff; fees and expenses associated with independent audits, outside legal and consulting costs; costs of winding up; costs incurred in connection with the formation or maintenance of entities or vehicles to hold the Company’s assets for tax or other purposes; extraordinary expenses (such as litigation or indemnification); and costs associated with reporting and compliance obligations under the Advisers Act and applicable federal and state securities laws. Notwithstanding anything to the contrary contained herein, the Company shall reimburse the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to the business affairs of the Company). Any such reimbursements will not exceed actual expenses incurred by the Adviser and

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

its affiliates. The Adviser is responsible for the payment of the Company’s organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by the Company.

For the three and nine months ended September 30, 2024, subject to the 1.5% organization and offering cost cap, the Company accrued less than $0.1 million and $0.1 million, respectively, of offering expenses that are reimbursable to the Adviser.

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

For the three and nine months ended September 30, 2024, the Company accrued servicing fees with respect to Class D shares of $0.3 million and $0.8 million, respectively. For the three and nine months ended September 30, 2024, the Company accrued servicing fees with respect to Class S shares of $9.4 million and $24.9 million, respectively.

For the three and nine months ended September 30, 2023, the Company accrued servicing fees with respect to Class D shares of $0.4 million and $1.0 million, respectively. For the three and nine months ended September 30, 2023, the Company accrued servicing fees with respect to Class S shares of $5.3 million and $13.9 million, respectively.

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

The Company has made investments in controlled, affiliated companies, including OCIC SLF, Amergin AssetCo, Fifth Season Investments LLC (“Fifth Season”), and Blue Owl Credit SLF LLC (“Credit SLF”). For further description of OCIC SLF and Credit SLF see “Note 4 Investments”.

The Company has also made investments in non-controlled, affiliated companies, including LSI Financing 1 DAC (“LSI Financing”).

Amergin was created to invest in a leasing platform focused on railcar and aviation assets. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of September 30, 2024 the Company’s commitment to Amergin AssetCo is $229.0 million, of which $146.6 million is equity and $82.4 million is debt. The Company’s investments in Amergin are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Amergin AssetCo.

Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, the Company made an initial equity commitment to Fifth Season. As of September 30, 2024, the fair value of the Company’s investment in Fifth Season is $282.9 million. The Company’s investment in Fifth Season is a co-investment with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Fifth Season.

LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial equity commitment to LSI Financing. As of September 30, 2024, the Company’s investment at fair value in LSI Financing is $94.9 million and the Company’s total commitment was $214.9 million. The Company’s investment in LSI Financing is a co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in LSI Financing.
Note 4. Investments

Investments at fair value and amortized cost consisted of the below as of the following periods:

	September 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$22,166,576	$22,190,779	$13,742,305	$13,788,717
Second-lien senior secured debt investments	901,260	863,470	1,199,591	1,184,755
Unsecured debt investments	435,337	441,852	242,352	244,661
Preferred equity investments(2)	432,547	441,815	709,751	721,545
Common equity investments(3)	510,936	572,746	416,011	448,974
Joint ventures(4)	324,659	319,417	261,433	273,441
Total Investments	$24,771,315	$24,830,079	$16,571,443	$16,662,093

(1)Includes debt investments in Amergin AssetCo.
(2)Includes equity investments in LSI Financing.
(3)Includes equity investments in Amergin AssetCo and Fifth Season.
(4)Includes equity investments in OCIC SLF and Credit SLF. See below, within Note 4, for more information regarding OCIC SLF and Credit SLF.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

The industry composition of investments based on fair value consisted of the below as of the following periods:

	September 30, 2024	December 31, 2023
Advertising and media	2.6%	1.9%
Aerospace and defense	0.4	0.5
Asset based lending and fund finance(1)	1.2	1.7
Automotive services(2)	0.8	0.7
Automotive aftermarket(2)	0.1	0.2
Buildings and real estate	2.7	3.6
Business services	5.9	5.5
Chemicals	2.7	1.6
Consumer products	1.6	2.0
Containers and packaging	2.7	3.2
Distribution	2.5	3.0
Education	0.6	0.8
Energy equipment and services	0.4	—
Financial services	5.6	3.1
Food and beverage	5.7	5.7
Healthcare equipment and services	4.3	4.8
Healthcare providers and services	12.4	14.8
Healthcare technology	5.6	4.3
Household products	1.4	1.9
Human resource support services	1.0	1.0
Infrastructure and environmental services	1.7	1.6
Insurance(3)	9.8	9.7
Internet software and services	10.9	12.8
Joint ventures(4)	1.3	1.6
Leisure and entertainment	3.1	0.8
Manufacturing	3.3	5.0
Pharmaceuticals(5)	1.1	0.5
Professional services	4.9	4.4
Specialty retail	1.9	1.9
Telecommunications	1.2	0.4
Transportation	0.6	1.0
Total	100.0%	100.0%

(1)Includes investment in Amergin AssetCo.
(2)This was disclosed as “Automotive” as of December 31, 2023.
(3)Includes equity investment in Fifth Season Investments LLC.
(4)Includes equity investments in OCIC SLF and Credit SLF. See below, within Note 4, for more information regarding OCIC SLF and Credit SLF.
(5)Includes equity investment in LSI Financing.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

The geographic composition of investments based on fair value consisted of the below as of the following periods:

	September 30, 2024	December 31, 2023
United States:
Midwest	23.4%	23.3%
Northeast	16.5	17.7
South	32.2	31.3
West	17.7	18.5
International	10.2	9.2
Total	100.0%	100.0%

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

As of September 30, 2024 and December 31, 2023, OCIC SLF had total investments in senior secured debt at fair value, as determined by an independent valuation firm, of $1.67 billion and $1.15 billion, respectively. The determination of fair value is in accordance with FASB ASC 820, as amended; however, such fair value is not included in our valuation process. The following table is a summary of OCIC SLF’s portfolio as well as a listing of the portfolio investments in OCIC SLF’s portfolio as of the following periods:

($ in thousands)	September 30, 2024	December 31, 2023
Total senior secured debt investments(1)	$1,684,979	$1,157,358
Weighted average spread over base rate(1)	3.5%	3.8%
Number of portfolio companies	239	192
Largest funded investment to a single borrower(1)	$16,218	$14,420

(1)At par.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

OCIC SLF LLC’s Portfolio as of September 30, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Debt Investments
Advertising and media
Project Boost Purchaser, LLC (dba JD Power)(6)	First lien senior secured loan	SR +	3.50%	07/2031	6,276	$6,261	$6,271	1.8%
						6,261	6,271	1.8%
Aerospace and defense
Amentum Government Services Holdings LLC(6)	First lien senior secured loan	SR +	2.25%	07/2031	6,331	$6,315	$6,307	1.8%
American Airlines, Inc.(5)	First lien senior secured loan	SR +	2.75%	02/2028	6,460	6,432	6,443	1.8%
Bleriot US Bidco Inc.(6)	First lien senior secured loan	SR +	3.25%	10/2030	9,469	9,436	9,471	2.7%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(5)	First lien senior secured loan	SR +	3.50%	08/2028	8,256	8,269	8,258	2.4%
KBR, Inc(5)	First lien senior secured loan	SR +	2.00%	01/2031	1,878	1,878	1,875	0.5%
Peraton Corp.(5)	First lien senior secured loan	SR +	3.75%	02/2028	13,357	13,156	12,826	3.6%
Transdigm Inc.(6)	First lien senior secured loan	SR +	2.75%	08/2028	1,975	1,974	1,974	0.6%
Transdigm Inc.(6)	First lien senior secured loan	SR +	2.75%	03/2030	2,358	2,358	2,357	0.7%
Transdigm Inc.(6)	First lien senior secured loan	SR +	2.50%	02/2031	1,989	1,991	1,980	0.6%
Transdigm Inc.(6)	First lien senior secured loan	SR +	2.50%	01/2032	2,100	2,095	2,091	0.6%
United Airlines, Inc.(6)	First lien senior secured loan	SR +	2.75%	02/2031	1,990	1,981	1,991	0.6%
Vertex Aerospace Services Corp. (dba V2X)(5)	First lien senior secured loan	SR +	2.75%	12/2030	4,392	4,390	4,387	1.2%
						60,275	59,960	17.1%
Automotive services
Belron Finance US LLC(6)	First lien senior secured loan	SR +	2.25%	04/2029	1,234	$1,229	$1,234	0.4%
Mister Car Wash Holdings, Inc.(5)	First lien senior secured loan	SR +	3.00%	03/2031	4,133	4,135	4,134	1.2%
PAI Holdco, Inc.(6)	First lien senior secured loan	SR +	3.75%	10/2027	6,511	6,161	5,949	1.7%
Wand Newco 3, Inc. (dba Caliber )(6)	First lien senior secured loan	SR +	3.25%	01/2031	3,316	3,316	3,310	0.9%
						14,841	14,627	4.2%
Buildings and real estate
American Builders & Contractors Supply Co., Inc.(5)	First lien senior secured loan	SR +	1.75%	01/2031	1,013	$1,013	$1,013	0.3%
American Residential Services, LLC(6)	First lien senior secured loan	SR +	3.50%	10/2027	7,595	7,579	7,599	2.2%
ARCOSA INC(6)(8)	First lien senior secured loan	SR +	2.25%	08/2031	2,521	2,521	2,521	0.7%
Core & Main LP(5)	First lien senior secured loan	SR +	2.25%	02/2031	4,061	4,043	4,061	1.2%
CPG International LLC(6)	First lien senior secured loan	SR +	2.00%	09/2031	4,125	4,115	4,125	1.1%
Cushman & Wakefield U.S. Borrower, LLC(5)	First lien senior secured loan	SR +	2.75%	08/2025	61	61	61	—%
Cushman & Wakefield U.S. Borrower, LLC(5)	First lien senior secured loan	SR +	3.75%	01/2030	10,978	10,982	10,969	3.1%
Dodge Construction Network LLC(6)	First lien senior secured loan	SR +	4.75%	02/2029	5,181	4,908	3,810	1.1%
EMRLD Borrower LP (dba Emerson Climate Technologies, Inc.)(6)	First lien senior secured loan	SR +	2.50%	05/2030	8,888	8,878	8,866	2.5%
EMRLD Borrower LP (dba Emerson Climate Technologies, Inc.)(6)	First lien senior secured loan	SR +	2.50%	08/2031	1,583	1,579	1,579	0.4%
Greystar Real Estate Partners, LLC (dba Greystar)(5)	First lien senior secured loan	SR +	2.75%	08/2030	7,923	7,923	7,903	2.2%
Kodiak BP LLC(6)	First lien senior secured loan	SR +	3.75%	03/2028	6,917	6,890	6,926	2.0%
MIWD Holdco II LLC(5)	First lien senior secured loan	SR +	3.50%	03/2031	8,692	8,661	8,699	2.5%
Quikrete Holdings, Inc.(5)	First lien senior secured loan	SR +	2.50%	04/2031	2,646	2,643	2,646	0.8%
RealPage, Inc.(5)	First lien senior secured loan	SR +	3.00%	04/2028	13,337	12,836	12,937	3.7%
Wrench Group LLC(6)	First lien senior secured loan	SR +	4.00%	10/2028	13,599	13,586	13,588	3.9%
						98,218	97,303	27.7%
Business services
Boxer Parent Company Inc. (f/k/a BMC)(6)	First lien senior secured loan	SR +	3.75%	07/2031	16,218	$16,182	$16,175	4.6%
BrightView Landscapes, LLC(6)	First lien senior secured loan	SR +	2.50%	04/2029	8,519	8,505	8,498	2.4%

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

OCIC SLF LLC’s Portfolio as of September 30, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Brown Group Holdings, LLC(5)	First lien senior secured loan	SR +	2.75%	07/2031	11,484	11,458	11,450	3.3%
IDEMIA Group SAS(6)	First lien senior secured loan	SR +	4.25%	09/2028	7,958	7,987	7,973	2.3%
Madison Safety & Flow LLC(6)	First lien senior secured loan	SR +	3.25%	09/2031	3,552	3,543	3,548	1.0%
MKS Instruments, Inc.(5)	First lien senior secured loan	SR +	2.25%	08/2029	2,008	2,008	2,006	0.6%
NVENT ELEC PUB LTD CO (dba Nvent Thermal LLC)(6)	First lien senior secured loan	SR +	3.50%	09/2031	8,250	8,209	8,240	2.3%
Packers Holdings, LLC(5)	First lien senior secured loan	SR +	3.25%	03/2028	3,898	3,672	2,025	0.6%
Plano HoldCo, Inc. (dba Perficient)(6)(8)	First lien senior secured loan	SR +	3.50%	08/2031	8,435	8,394	8,393	2.4%
POLARIS PURCHASER, INC. (dba Plusgrade)(6)(8)	First lien senior secured loan	SR +	4.00%	03/2031	10,269	10,270	10,269	2.9%
Sitel Worldwide Corp.(5)	First lien senior secured loan	SR +	3.75%	08/2028	6,886	6,802	4,486	1.3%
Vestis Corp(6)	First lien senior secured loan	SR +	2.25%	02/2031	2,138	2,133	2,121	0.6%
VM Consolidated, Inc.(5)	First lien senior secured loan	SR +	2.75%	03/2028	2,093	2,093	2,095	0.6%
XPLOR T1, LLC(6)(8)	First lien senior secured loan	SR +	4.25%	06/2031	6,750	6,733	6,784	1.9%
						97,989	94,063	26.8%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(5)	First lien senior secured loan	SR +	4.75%	11/2027	7,413	$7,241	$7,382	2.1%
H.B. Fuller Company(5)	First lien senior secured loan	SR +	2.00%	02/2030	990	989	990	0.3%
Ineos US Finance LLC(5)	First lien senior secured loan	SR +	3.25%	02/2030	6,447	6,409	6,440	1.8%
Ineos US Finance LLC(5)	First lien senior secured loan	SR +	3.75%	01/2031	7,481	7,449	7,483	2.1%
Ineos US Petrochem LLC(5)	First lien senior secured loan	SR +	3.75%	03/2030	7,441	7,407	7,427	2.1%
Nouryon Finance B.V.(6)	First lien senior secured loan	SR +	3.50%	04/2028	10,820	10,822	10,822	3.1%
Potters(5)	First lien senior secured loan	SR +	3.75%	12/2027	2,987	2,997	3,000	0.9%
Windsor Holdings III LLC(5)	First lien senior secured loan	SR +	3.50%	08/2030	11,658	11,658	11,693	3.3%
						54,972	55,237	15.7%
Consumer products
BEP Intermediate Holdco, LLC (dba Buyers Edge Platform)(5)(8)	First lien senior secured loan	SR +	3.75%	04/2031	5,938	$5,909	$5,953	1.7%
Flexera(5)	First lien senior secured loan	SR +	3.50%	03/2028	2,939	2,948	2,939	0.8%
						8,857	8,892	2.5%
Containers and packaging
Anchor Packaging, LLC(5)	First lien senior secured loan	SR +	3.75%	07/2029	6,723	$6,710	$6,736	1.9%
Berlin Packaging(5)	First lien senior secured loan	SR +	3.75%	06/2031	9,794	9,784	9,783	2.8%
BW Holding, Inc.(6)	First lien senior secured loan	SR +	4.00%	12/2028	7,630	7,535	6,984	2.0%
Charter NEX US, Inc.(5)	First lien senior secured loan	SR +	3.25%	12/2027	1,786	1,790	1,786	0.5%
Plaze, Inc.(5)	First lien senior secured loan	SR +	3.75%	08/2026	6,806	6,677	6,308	1.7%
Pregis Topco LLC(5)	First lien senior secured loan	SR +	4.00%	07/2026	5,953	5,936	5,958	1.7%
ProAmpac PG Borrower LLC(6)	First lien senior secured loan	SR +	4.00%	09/2028	12,161	12,161	12,170	3.5%
Ring Container Technologies Group, LLC(5)	First lien senior secured loan	SR +	2.75%	08/2028		7,858	7,846	2.2%
SupplyOne, Inc.(5)	First lien senior secured loan	SR +	4.25%	04/2031	8,318	8,255	8,332	2.4%
Tricorbraun Holdings, Inc.(5)	First lien senior secured loan	SR +	3.25%	03/2028	15,333	14,920	15,020	4.3%
						81,626	80,923	23.0%
Distribution
AI Aqua Merger Sub, Inc. (dba Culligan)(5)	First lien senior secured loan	SR +	3.50%	07/2028	8,030	$8,019	$8,018	2.3%
Aramsco, Inc.(6)(8)(9)(10)	First lien senior secured delayed draw term loan	SR +	4.75%	10/2030	—	—	—	—%
Aramsco, Inc.(6)(8)	First lien senior secured loan	SR +	4.75%	10/2030	8,472	8,317	7,964	2.3%
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(5)	First lien senior secured loan	SR +	4.00%	01/2027	12,709	12,723	12,708	3.6%
Dealer Tire Financial, LLC(5)	First lien senior secured loan	SR +	3.50%	07/2031	10,890	10,837	10,904	3.1%
Foundation Building Materials, Inc.(6)	First lien senior secured loan	SR +	4.00%	01/2031	13,467	13,468	13,094	3.7%
Paint Intermediate III LLC (dba Wesco Group)(6)	First lien senior secured loan	SR +	3.00%	09/2031	6,462	6,429	6,445	1.8%

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

OCIC SLF LLC’s Portfolio as of September 30, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
White Cap Supply Holdings, LLC(5)	First lien senior secured loan	SR +	3.25%	10/2029	15,443	15,387	15,324	4.4%
						75,180	74,457	21.2%
Education
Ellucian Holdings Inc. (f/k/a Sophia, L.P.)(5)	First lien senior secured loan	SR +	3.50%	10/2029	12,626	$12,623	$12,651	3.6%
Renaissance Learning, Inc.(5)	First lien senior secured loan	SR +	4.25%	04/2030	12,399	12,387	12,386	3.5%
Severin Acquisition, LLC (dba Powerschool)(6)	First lien senior secured loan	SR +	3.00%	08/2027	8,395	8,344	8,395	2.4%
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(6)	First lien senior secured loan	SR +	4.00%	10/2030	8,598	8,569	8,643	2.5%
					42,018	41,923	42,075	12.0%
Energy equipment and services
AMG Advanced Metallurgical Group N.V(5)	First lien senior secured loan	SR +	3.50%	11/2028	3,404	$3,399	$3,395	1.0%
AZZ Inc.(5)	First lien senior secured loan	SR +	2.50%	05/2029	11,642	11,661	11,681	3.3%
Brookfield WEC Holdings Inc.(5)	First lien senior secured loan	SR +	2.75%	01/2031	9,690	9,660	9,684	2.8%
Calpine Construction Finance Company(5)	First lien senior secured loan	SR +	2.00%	07/2030	4,925	4,910	4,891	1.3%
Calpine Corporation(5)	First lien senior secured loan	SR +	2.00%	01/2031	4,881	4,872	4,863	1.4%
Fleet U.S. Bidco Inc.(7)	First lien senior secured loan	SR +	2.75%	02/2031	10,196	10,194	10,196	2.9%
Pike Corp.(5)	First lien senior secured loan	SR +	3.00%	01/2028	4,300	4,281	4,316	1.2%
						48,977	49,026	13.9%
Financial services
AllSpring Buyer(6)	First lien senior secured loan	SR +	4.00%	11/2028	10,364	$10,335	$10,337	3.0%
Ascensus Holdings, Inc.(5)	First lien senior secured loan	SR +	3.50%	08/2028	2,976	2,957	2,971	0.8%
BCPE Pequod Buyer, Inc. (dba Envestnet)(6)	First lien senior secured loan	SR +	3.50%	09/2031	10,068	10,017	10,019	2.8%
Boost Newco Borrower, LLC (dba WorldPay)(6)	First lien senior secured loan	SR +	2.50%	01/2031	12,000	12,000	11,995	3.4%
Chrysaor Bidco s.à r.l. (dba AlterDomus)(6)	First lien senior secured loan	SR +	3.50%	05/2031	4,112	4,112	4,126	1.2%
Chrysaor Bidco s.à r.l. (dba AlterDomus)(6)(9)(10)	First lien senior secured delayed draw term loan	SR +	3.50%	05/2031	—	—	—	—%
Citadel Securities, LP(5)	First lien senior secured loan	SR +	2.25%	07/2030	7,913	7,918	7,906	2.2%
Citco Funding LLC(7)	First lien senior secured loan	SR +	2.75%	04/2028	9,312	9,291	9,359	2.7%
Creative Planning, LLC(5)	First lien senior secured loan	SR +	2.00%	05/2031	5,937	5,922	5,906	1.7%
Deerfield Dakota Holdings(6)	First lien senior secured loan	SR +	3.75%	04/2027	14,234	13,975	13,930	4.0%
Focus Financial Partners, LLC(6)	First lien senior secured loan	SR +	3.25%	09/2031	8,026	8,006	8,000	2.3%
Focus Financial Partners, LLC(9)(10)	First lien senior secured delayed draw term loan	SR +	3.25%	09/2031	—	—	—	—%
Grant Thornton Advisors LLC(5)	First lien senior secured loan	SR +	3.25%	06/2031	4,941	4,941	4,947	1.4%
Guggenheim Partners Investment Management Holdings, LLC(6)	First lien senior secured loan	SR +	3.25%	12/2029	4,913	4,843	4,918	1.4%
Harbourvest Partners, L.P.(6)	First lien senior secured loan	SR +	2.25%	04/2030	2,379	2,379	2,379	0.7%
Jane Street Group, LLC(5)	First lien senior secured loan	SR +	2.50%	01/2028	5,807	5,802	5,801	1.6%
Janus International Group, LLC(5)	First lien senior secured loan	SR +	2.50%	08/2030	4,788	4,788	4,779	1.4%
Kestra Advisor Services Holdings A Inc(6)	First lien senior secured loan	SR +	4.00%	03/2031	7,553	7,543	7,574	2.2%
MARINER WEALTH ADVISORS, LLC(6)	First lien senior secured loan	SR +	3.00%	08/2028	4,679	4,682	4,679	1.3%
NEON MAPLE US DEBT MERGERSUB Inc(6)	First lien senior secured loan	SR +	3.00%	07/2031	7,901	7,872	7,813	2.2%
OneDigital Borrower LLC(5)	First lien senior secured loan	SR +	3.25%	07/2031	16,009	15,956	15,855	4.5%
PUSHPAY USA INC(6)(8)	First lien senior secured loan	SR +	4.50%	08/2031	5,714	5,658	5,657	1.6%
Saphilux S.a.r.L. (dba IQ-EQ)(6)(8)	First lien senior secured loan	SR +	3.50%	07/2028	13,448	13,454	13,481	3.8%
Teneo Holdings LLC(5)	First lien senior secured loan	SR +	4.75%	03/2031	12,811	12,687	12,850	3.7%
TMF Sapphire Bidco B.V.(6)	First lien senior secured loan	SR +	3.50%	05/2028	2,481	2,481	2,486	0.7%
						177,619	177,768	50.6%
Food and beverage
1011778 BC / NEW RED FIN (dba Restaurant Brands)(5)	First lien senior secured loan	SR +	1.75%	09/2030	4,871	$4,877	$4,817	1.3%

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

OCIC SLF LLC’s Portfolio as of September 30, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Aspire Bakeries Holdings, LLC(5)	First lien senior secured loan	SR +	4.25%	12/2030	4,975	4,929	4,983	1.4%
Balrog Acquisition, Inc. (dba Bakemark)(5)	First lien senior secured loan	SR +	4.00%	09/2028	10,791	10,690	10,778	3.1%
Fiesta Purchaser, Inc. (dba Shearer's Foods)(5)	First lien senior secured loan	SR +	4.00%	02/2031	7,922	7,860	7,921	2.3%
FRONERI US INC(6)	First lien senior secured loan	SR +	2.00%	09/2031	2,411	2,405	2,400	0.7%
Pegasus BidCo B.V.(6)	First lien senior secured loan	SR +	3.75%	07/2029	11,700	11,704	11,700	3.3%
Simply Good Foods USA, Inc.(5)	First lien senior secured loan	SR +	2.50%	03/2027	4,775	4,763	4,773	1.4%
Utz Quality Foods, LLC(6)	First lien senior secured loan	SR +	2.75%	01/2028	2,888	2,888	2,887	0.8%
Whatabrands LLC (dba Whataburger Restaurants LLC)(5)	First lien senior secured loan	SR +	2.75%	08/2028	1,486	1,486	1,483	0.4%
						51,602	51,742	14.7%
Healthcare equipment and services
Agiliti Health(6)	First lien senior secured loan	SR +	3.00%	05/2030	4,829	$4,794	$4,780	1.4%
Azalea TopCo, Inc. (dba Press Ganey)(5)	First lien senior secured loan	SR +	3.50%	04/2031	8,535	8,469	8,514	2.4%
Confluent Medical Technologies, Inc.(6)(8)	First lien senior secured loan	SR +	3.75%	02/2029	9,590	9,483	9,614	2.7%
Curium BidCo S.A.R.L (dba Curium Pharma)(6)	First lien senior secured loan	SR +	4.00%	07/2029	8,467	8,476	8,484	2.4%
Dermatology Intermediate Holdings III, Inc.(5)	First lien senior secured loan	SR +	4.25%	03/2029	13,810	13,670	13,132	3.7%
Natus Medical Incorporated(6)(8)	First lien senior secured loan	SR +	5.50%	07/2029	4,421	4,170	4,289	1.2%
Nexstar Broadcasting, Inc.(5)	First lien senior secured loan	SR +	2.50%	09/2026	2,535	2,542	2,533	0.7%
Resonetics, LLC(5)	First lien senior secured loan	SR +	3.75%	06/2031	11,071	11,063	11,076	3.2%
Zest Acquisition Corp.(6)(8)	First lien senior secured loan	SR +	5.25%	02/2028	10,362	10,364	10,388	3.0%
						73,031	72,810	20.7%
Healthcare providers and services
CHG Healthcare Services, Inc.(5)	First lien senior secured loan	SR +	3.50%	09/2028	2,992	$2,995	$2,995	0.9%
CHG PPC Parent LLC(5)	First lien senior secured loan	SR +	2.75%	12/2028	5,069	5,031	5,046	1.4%
Concentra(5)	First lien senior secured loan	SR +	2.25%	07/2031	4,559	4,553	4,548	1.3%
Covetrus, Inc.(6)	First lien senior secured loan	SR +	5.00%	10/2029	9,358	8,911	8,848	2.5%
HAH Group Holding Company LLC (dba Help at Home)(5)	First lien senior secured loan	SR +	5.00%	09/2031	7,085	6,980	6,983	2.0%
Inception Finco S.à.r.l (dba IVI RMA)(6)	First lien senior secured loan	SR +	4.50%	04/2031	5,558	5,530	5,588	1.6%
Inizio Group Limited (dba UDG Healthcare)(6)	First lien senior secured loan	SR +	4.25%	08/2028	6,546	6,512	6,497	1.6%
LSCS Holdings, Inc.(5)	First lien senior secured loan	SR +	4.50%	12/2028	11,281	11,105	11,244	3.2%
Pacific Dental Services, LLC(5)	First lien senior secured loan	SR +	2.75%	03/2031	7,248	7,248	7,238	2.1%
Pediatric Associates Holding Company, LLC(6)(8)	First lien senior secured loan	SR +	4.50%	12/2028	2,998	2,867	2,998	0.9%
Pediatric Associates Holding Company, LLC(6)	First lien senior secured loan	SR +	3.25%	12/2028	10,712	10,318	10,402	3.0%
Phoenix Guarantor Inc(5)	First lien senior secured loan	SR +	3.25%	02/2031	9,205	9,119	9,176	2.6%
Phoenix Newco, Inc. (dba Parexel)(5)	First lien senior secured loan	SR +	3.00%	11/2028	8,027	8,014	8,026	2.3%
Physician Partners, LLC(7)(8)	First lien senior secured loan	SR +	4.00%	12/2028	11,759	11,277	8,378	2.4%
Radnet(6)	First lien senior secured loan	SR +	2.50%	04/2031	2,477	2,459	2,478	0.7%
Select Medical Corp.(5)	First lien senior secured loan	SR +	3.00%	03/2027	532	530	534	0.2%
Soliant Lower Intermediate, LLC (dba Soliant)(5)	First lien senior secured loan	SR +	3.75%	07/2031	8,252	8,170	8,252	2.3%
Surgery Center Holdings, Inc.(5)	First lien senior secured loan	SR +	2.75%	12/2030	3,399	3,399	3,399	1.0%
Team Services Group, LLC(6)	First lien senior secured loan	SR +	5.00%	12/2027	3,550	3,536	3,502	1.0%
						118,554	116,132	33.0%
Healthcare technology
Bracket Intermediate Holding Corp.(6)	First lien senior secured loan	SR +	5.00%	05/2028	9,761	$9,641	$9,796	2.8%
Certara(5)	First lien senior secured loan	SR +	3.00%	06/2031	813	811	811	0.2%
Cotiviti, Inc.(5)(8)	First lien senior secured loan	SR +	3.25%	05/2031	7,297	7,263	7,297	2.1%
Ensemble RCM, LLC(6)	First lien senior secured loan	SR +	3.00%	08/2029	10,396	10,331	10,405	3.0%

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

OCIC SLF LLC’s Portfolio as of September 30, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Gainwell Acquisition Corp.(6)	First lien senior secured loan	SR +	4.00%	10/2027	2,294	2,246	2,178	0.6%
GHX Ultimate Parent Corporation (dba Global Healthcare Exchange)(6)	First lien senior secured loan	SR +	4.00%	06/2027	5,940	5,935	5,955	1.7%
Imprivata, Inc.(6)	First lien senior secured loan	SR +	3.50%	12/2027	12,653	12,644	12,686	3.6%
IQVIA, Inc.(6)	First lien senior secured loan	SR +	2.00%	01/2031	993	993	996	0.2%
PointClickCare Technologies, Inc.(6)(8)	First lien senior secured loan	SR +	3.00%	12/2027	1,970	1,970	1,970	0.6%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(5)	First lien senior secured loan	SR +	3.50%	03/2028	6,425	6,398	6,420	1.8%
R1 RCM Inc.(5)	First lien senior secured loan	SR +	3.00%	06/2029	6,718	6,667	6,729	1.9%
Waystar Technologies, Inc. (F/K/A Navicure, Inc.)(5)	First lien senior secured loan	SR +	2.75%	10/2029	6,398	6,398	6,395	1.8%
Zelis Cost Management Buyer, Inc.(5)	First lien senior secured loan	SR +	2.75%	09/2029	10,050	10,013	10,039	2.9%
						81,310	81,677	23.2%
Household products
Samsonite International S.A.(5)	First lien senior secured loan	SR +	2.00%	06/2030	990	$988	$992	0.3%
						988	992	0.3%
Human resource support services
AQ Carver Buyer, Inc. (dba CoAdvantage)(6)(8)	First lien senior secured loan	SR +	5.50%	08/2029	7,522	$7,481	$7,522	2.1%
Cast & Crew Payroll, LLC(5)	First lien senior secured loan	SR +	3.75%	12/2028	6,972	6,960	6,981	2.0%
iSolved, Inc.(5)	First lien senior secured loan	SR +	3.50%	10/2030	9,422	9,422	9,442	2.7%
UKG Inc. (dba Ultimate Software)(6)	First lien senior secured loan	SR +	3.25%	02/2031	10,514	10,508	10,514	3.0%
						34,371	34,459	9.8%
Infrastructure and environmental services
ASP ACUREN HOLDINGS, INC.(5)	First lien senior secured loan	SR +	3.50%	07/2031	3,288	$3,288	$3,299	1.0%
Geosyntec Consultants, Inc.(5)(8)	First lien senior secured loan	SR +	3.75%	07/2031	9,469	9,422	9,421	2.7%
Gulfside Supply, Inc. (dba Gulfeagle Supply)(6)	First lien senior secured loan	SR +	3.00%	06/2031	2,974	2,967	2,970	0.8%
Madison IAQ, LLC(7)	First lien senior secured loan	SR +	2.75%	06/2028	985	980	984	0.3%
Osmose Utilities Services, Inc.(5)	First lien senior secured loan	SR +	3.25%	06/2028	5,804	5,492	5,746	1.6%
						22,149	22,420	6.4%
Insurance
Acrisure, LLC(5)	First lien senior secured loan	SR +	3.25%	11/2030	12,722	$12,712	$12,587	3.7%
Alliant Holdings Intermediate LLC(6)	First lien senior secured loan	SR +	3.00%	09/2031	2,354	2,349	2,341	0.7%
Ardonagh Midco 3 PLC(7)	First lien senior secured loan	SR +	3.75%	02/2031	13,730	13,661	13,738	3.9%
AssuredPartners, Inc.(5)	First lien senior secured loan	SR +	3.50%	02/2031	7,027	7,012	7,018	2.0%
Broadstreet Partners, Inc.(5)	First lien senior secured loan	SR +	3.25%	06/2031	7,139	7,136	7,108	2.0%
Hub International(6)	First lien senior secured loan	SR +	3.00%	06/2030	2,985	2,985	2,980	0.8%
Hyperion Refinance S.à r.l (dba Howden Group)(6)	First lien senior secured loan	SR +	3.50%	04/2030	5,283	5,283	5,284	1.5%
Hyperion Refinance S.à r.l (dba Howden Group)(5)	First lien senior secured loan	SR +	3.50%	02/2031	10,522	10,476	10,523	3.0%
IMA Financial Group, Inc.(5)	First lien senior secured loan	SR +	3.25%	11/2028	7,173	7,155	7,160	2.0%
Mitchell International, Inc.(5)	First lien senior secured loan	SR +	3.25%	06/2031	5,000	4,976	4,922	1.4%
Ryan Specialty Group LLC(5)	First lien senior secured loan	SR +	2.25%	09/2031	1,843	1,838	1,838	0.5%
Truist Insurance Holdings, LLC(6)	First lien senior secured loan	SR +	3.25%	05/2031	7,357	7,340	7,339	2.1%
USI, Inc.(6)	First lien senior secured loan	SR +	2.75%	09/2030	7,552	7,552	7,526	2.1%
						90,475	90,364	25.7%
Internet software and services
Applied Systems, Inc.(6)	First lien senior secured loan	SR +	3.00%	02/2031	998	$1,002	$998	0.3%
Barracuda Networks, Inc.(7)	First lien senior secured loan	SR +	4.50%	08/2029	8,439	8,169	8,190	2.3%
Cloud Software Group, Inc.(6)	First lien senior secured loan	SR +	4.00%	03/2029	4,962	4,963	4,938	1.4%
Cloud Software Group, Inc.(6)	First lien senior secured loan	SR +	4.50%	03/2031	8,211	8,151	8,228	2.3%
Dayforce Inc(5)	First lien senior secured loan	SR +	2.50%	03/2031	7,665	7,648	7,646	2.2%

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

OCIC SLF LLC’s Portfolio as of September 30, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Delta TopCo, Inc. (dba Infoblox, Inc.)(7)	First lien senior secured loan	SR +	3.50%	11/2029	5,704	5,690	5,690	1.6%
E2open, LLC(5)	First lien senior secured loan	SR +	3.50%	02/2028	8,275	8,192	8,291	2.4%
Epicor(5)	First lien senior secured loan	SR +	3.25%	05/2031	2,071	2,069	2,072	0.6%
Epicor(6)(9)(10)	First lien senior secured delayed draw term loan	SR +	3.25%	05/2031	—	—	—	—%
HomeServe USA Holding Corp.(5)	First lien senior secured loan	SR +	2.25%	10/2030	3,979	3,978	3,969	1.1%
Infinite Bidco LLC(6)	First lien senior secured loan	SR +	3.75%	03/2028	5,030	4,907	4,867	1.4%
McAfee Corp.(5)	First lien senior secured loan	SR +	3.25%	03/2029	8,275	8,270	8,236	2.3%
MeridianLink, Inc.(5)	First lien senior secured loan	SR +	2.75%	11/2028	4,795	4,795	4,801	1.4%
Mitnick Corporate Purchaser, Inc.(6)	First lien senior secured loan	SR +	4.50%	05/2029	7,822	7,416	6,952	2.0%
Project Alpha Intermediate Holding, Inc. (dba Qlik)(6)	First lien senior secured loan	SR +	3.75%	10/2030	10,945	10,945	10,963	3.1%
Project Sky Merger Sub, Inc.(5)	First lien senior secured loan	SR +	3.75%	10/2028	8,251	8,222	8,015	2.3%
Proofpoint, Inc.(5)	First lien senior secured loan	SR +	3.00%	08/2028	10,057	10,057	10,050	2.9%
Quartz Acquireco, LLC (dba Qualtrics)(6)	First lien senior secured loan	SR +	2.75%	06/2030	8,964	8,964	8,947	2.5%
Sedgwick Claims Management Services, Inc.(6)	First lien senior secured loan	SR +	3.00%	07/2031	12,091	12,061	12,064	3.4%
SONICWALL US Holdings, Inc.(6)	First lien senior secured loan	SR +	5.00%	05/2028	10,451	10,182	10,290	2.9%
Sophos Holdings, LLC(5)	First lien senior secured loan	SR +	3.50%	03/2027	5,144	5,089	5,152	1.5%
SS&C(5)	First lien senior secured loan	SR +	2.00%	05/2031	945	945	945	0.3%
The Dun & Bradstreet Corporation(5)	First lien senior secured loan	SR +	2.75%	01/2029	4,006	4,006	4,001	1.1%
UST Holdings, Ltd.(5)	First lien senior secured loan	SR +	3.50%	11/2028	13,209	13,201	13,247	3.8%
Vertiv Group Corp.(5)	First lien senior secured loan	SR +	2.00%	03/2027	515	515	515	0.1%
VIRTUSA CORPORATION(5)	First lien senior secured loan	SR +	3.25%	02/2029	2,371	2,371	2,369	0.7%
VS Buyer LLC (dba Veeam Software)(5)	First lien senior secured loan	SR +	3.25%	04/2031	10,028	10,006	10,024	2.9%
Webpros Luxembourg Sarl(5)	First lien senior secured loan	SR +	4.00%	03/2031	6,823	6,807	6,832	1.9%
						178,621	178,292	50.7%
Investment funds and vehicle
Finco I, LLC(6)	First lien senior secured loan	SR +	3.00%	06/2029	7,280	$7,287	$7,287	2.1%
First Eagle Investments Management LLC(6)	First lien senior secured loan	SR +	3.00%	03/2029	8,710	8,606	8,623	2.5%
Grosvenor(5)	First lien senior secured loan	SR +	2.25%	02/2030	3,959	3,959	3,957	1.1%
						19,852	19,867	5.7%
Leisure and entertainment
Delta 2 (Lux) SARL (dba Formula One)(6)	First lien senior secured loan	SR +	2.00%	09/2031	2,444	$2,444	$2,443	0.7%
GBT US III LLC (dba Global Business Travel Group, Inc.)(6)	First lien senior secured loan	SR +	3.00%	07/2031	5,028	5,017	5,013	1.4%
Delta 2 (Lux) SARL (dba Formula One)(9)(10)	First lien senior secured delayed draw term loan	SR +	2.00%	09/2031	—	—	—	—%
Pretzel Parent, Inc.(6)(8)	First lien senior secured loan	SR +	4.75%	08/2031	4,500	4,432	4,432	1.3%
						11,893	11,888	3.4%
Manufacturing
ALLIANCE LAUNDRY SYSTEMS LLC(5)	First lien senior secured loan	SR +	3.50%	08/2031	10,254	$10,203	$10,261	2.9%
Altar Bidco, Inc.(6)	First lien senior secured loan	SR +	3.10%	02/2029	4,679	4,515	4,680	1.3%
Chariot Buyer LLC (dba Chamberlain Group)(5)	First lien senior secured loan	SR +	3.50%	11/2028	4,075	4,069	4,063	1.2%
Columbus McKinnon Corp.(6)	First lien senior secured loan	SR +	2.50%	05/2028	416	416	417	0.1%
DXP Enterprises, Inc.(7)	First lien senior secured loan	SR +	4.75%	10/2030	12,624	12,500	12,630	3.6%
Engineered Machinery Holdings, Inc. (dba Duravant)(6)	First lien senior secured loan	SR +	3.75%	05/2028	11,450	11,379	11,478	3.3%
Filtration Group Corporation(5)	First lien senior secured loan	SR +	3.50%	10/2028	5,691	5,683	5,689	1.6%
Gates Global LLC(5)	First lien senior secured loan	SR +	2.25%	11/2029	1,970	1,947	1,971	0.6%
Gloves Buyer, Inc. (dba Protective Industrial Products)(5)	First lien senior secured loan	SR +	4.00%	12/2027	2,992	2,985	2,979	0.8%
Pro Mach Group, Inc.(5)	First lien senior secured loan	SR +	3.50%	08/2028	13,594	13,604	13,631	3.9%

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

OCIC SLF LLC’s Portfolio as of September 30, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Refficiency Holdings, LLC (dba Legence)(5)	First lien senior secured loan	SR +	3.50%	12/2027	11,686	11,659	11,711	3.3%
STS Operating, Inc.(5)	First lien senior secured loan	SR +	4.00%	03/2031	10,521	10,476	10,442	3.0%
Watlow Electric Manufacturing Company(6)	First lien senior secured loan	SR +	3.75%	03/2028	11,540	11,552	11,567	3.3%

Zekelman Industries Inc. (dba Zekelman Industries)(5)	First lien senior secured loan	SR +	2.25%	01/2031	6,683	6,668	6,689	1.9%
						107,656	108,208	30.8%
Pharmaceuticals
Fortrea Holdings Inc.(7)	First lien senior secured loan	SR +	3.75%	07/2030	5,191	$5,207	$5,179	1.5%
						5,207	5,179	1.5%
Professional services
Apex Group Treasury LLC(7)	First lien senior secured loan	SR +	3.75%	07/2028	4,850	$4,715	$4,850	1.4%
Apex Group Treasury LLC(7)	First lien senior secured loan	SR +	4.00%	07/2028	7,177	7,178	7,187	2.0%
Arsenal AIC Parent, LLC (dba Arconic)(5)	First lien senior secured loan	SR +	3.25%	08/2030	7,184	7,184	7,170	2.0%
Camelot U.S. Acquisition 1 Co.(5)	First lien senior secured loan	SR +	2.75%	01/2031	3,683	3,675	3,676	1.0%
Corporation Service Company(5)	First lien senior secured loan	SR +	2.50%	11/2029	1,577	1,577	1,577	0.4%
Element Solutions, Inc.(5)	First lien senior secured loan	SR +	2.00%	12/2030	993	990	993	0.3%
First Advantage Holdings LLC(6)(8)	First lien senior secured loan	SR +	3.25%	09/2031	4,240	4,218	4,218	1.2%
Genuine Financial Holdings, LLC(6)	First lien senior secured loan	SR +	4.00%	09/2030	5,629	5,590	5,587	1.6%
Omnia Partners, LLC(6)	First lien senior secured loan	SR +	3.25%	07/2030	8,514	8,512	8,531	2.4%
Red Ventures, LLC(5)	First lien senior secured loan	SR +	3.00%	03/2030	5,300	5,287	5,242	1.5%
Skopima Merger Sub Inc.(5)	First lien senior secured loan	SR +	4.00%	05/2028	8,657	8,447	8,636	2.5%
Sovos Compliance, LLC(5)	First lien senior secured loan	SR +	4.50%	08/2028	13,338	13,046	13,319	3.8%
Thevelia (US) LLC (dba Tricor)(6)	First lien senior secured loan	SR +	3.25%	06/2029	6,618	6,618	6,618	1.9%
Vistage International, Inc.(6)	First lien senior secured loan	SR +	4.75%	07/2029	9,702	9,576	9,684	2.8%
						86,613	87,288	24.8%
Telecommunications
Cable One, Inc.(5)	First lien senior secured loan	SR +	2.00%	05/2028	4,743	$4,731	$4,603	1.4%
Ciena Corp.(5)	First lien senior secured loan	SR +	2.00%	10/2030	993	991	993	0.3%
Cogeco Communications (USA) II L.P.(5)	First lien senior secured loan	SR +	2.50%	09/2028	4,436	4,394	4,354	1.2%
Eagle Broadband Investments, LLC (dba Mega Broadband Investments)(6)	First lien senior secured loan	SR +	3.00%	11/2027	2,901	2,894	2,894	0.8%
						13,010	12,844	3.7%
Transportation
Echo Global Logistics, Inc.(5)	First lien senior secured loan	SR +	3.75%	11/2028	6,602	$6,541	$6,513	1.9%
KKR Apple Bidco, LLC(5)	First lien senior secured loan	SR +	3.50%	09/2028	5,174	5,187	5,183	1.4%
						11,728	11,696	3.3%
Total Debt Investments						$1,673,798	$1,666,460	474.2%
Total Investments						$1,673,798	$1,666,460	474.2%

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
(5)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2024 was 4.85%.
(6)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2024 was 4.59%.
(7)The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2024 was 4.25%.

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
Below is selected balance sheet information for OCIC SLF as of the following periods:

($ in thousands)	September 30, 2024	December 31, 2023
Assets
Investments at fair value (amortized cost of $1,673,798 and $1,133,987, respectively)	$1,666,460	$1,147,314
Cash	140,606	102,559
Interest receivable	5,936	4,160
Receivable for investments sold	22,696	14,593
Total Assets	$1,835,698	$1,268,626
Liabilities
Debt (net of unamortized debt issuance costs of $8,816 and $8,292, respectively)	$1,311,184	$861,928
Payable for investments purchased	126,195	73,821
Interest payable	28,718	10,260
Distribution payable	14,566	9,546
Accrued expenses and other liabilities	1,234	567
Total Liabilities	1,481,897	956,122
Members’ Equity
Members’ Equity	353,801	312,504
Total Members’ Equity	353,801	312,504
Total Liabilities and Members’ Equity	$1,835,698	$1,268,626
Below is selected statement of operations information for OCIC SLF as of the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income
Interest income	$38,983	$21,115	$112,016	$51,905
Other income	367	—	877	—
Total Investment Income	39,350	21,115	112,893	51,905
Operating Expenses
Interest expense	25,410	10,027	69,297	23,745
Professional fees	565	699	931	1,059
Other general and administrative	322	178	935	453
Total Operating Expenses	26,297	10,904	71,163	25,257
Net Investment Income	$13,053	$10,211	$41,730	$26,648
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	(9,949)	4,056	(20,665)	9,375
Net realized gain (loss) on investments	2,699	(272)	3,365	(256)
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	(7,250)	3,784	(17,300)	9,119
Net Increase in Members’ Equity Resulting from Operations	$5,803	$13,995	$24,430	$35,767

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Blue Owl Credit SLF LLC
On May 6, 2024 Credit SLF, a Delaware limited liability company, was formed as a joint venture between the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Capital Corporation III, Blue Owl Technology Finance Corp., Blue Owl Technology Finance Corp. II, Blue Owl Technology Income Corp. and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”). The Credit SLF Members co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Company’s investment in Credit SLF is a co-investment made with its affiliates in accordance with the terms of the exemptive relief that it received from the SEC. The Company does not consolidate its non-controlling interest in Credit SLF. Credit SLF’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, such fair value is not included in the Company's valuation process.
As of September 30, 2024, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Economic ownership interest
($ in thousands)
Blue Owl Capital Corporation	$24,500	42.8%
Blue Owl Capital Corporation II	500	0.9%
Blue Owl Capital Corporation III	6,250	10.9%
Blue Owl Credit Income Corp.	11,250	19.7%
Blue Owl Technology Finance Corp.	2,500	4.4%
Blue Owl Technology Finance Corp. II	2,500	4.4%
Blue Owl Technology Income Corp.	2,500	4.4%
State Teachers Retirement System of Ohio	7,143	12.5%
Total	$57,143	100.0%
The table below sets forth Credit SLF's consolidated financial data (unaudited) as of and for the following periods:

As of
($ in thousands)	September 30, 2024
Consolidated Balance Sheet Data
Cash	$16,174
Investments at fair value	$150,220
Total Assets	$166,462
Total Debt (net of unamortized debt issuance costs)	$31,326
Total Liabilities	$116,474
Total Credit SLF Members' Equity	$49,988

	For the Three Months Ended September 30,	For the Nine months ended September 30,
($ in thousands)	2024(1)	2024(1)
Consolidated Statement of Operations Data
Investment income	$556	$556
Net operating expenses	602	672
Net investment income (loss)	$(46)	$(116)
Total net realized and unrealized gain (loss)	104	104
Net increase (decrease) in Credit SLF Members' Equity resulting from operations	$58	$(12)
(1) Credit SLF commenced operations on May 6, 2024.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Note 5. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 207% and 209% as of September 30, 2024 and December 31, 2023, respectively.

Debt obligations consisted of the following as of the following periods:

	September 30, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	$2,245,000	$1,199,698	$1,045,302	$(15,455)	$1,184,243
SPV Asset Facility I	525,000	300,000	38,665	(5,623)	294,377
SPV Asset Facility II	1,500,000	820,000	229,243	(12,818)	807,182
SPV Asset Facility III(2)	1,500,000	1,032,267	106,744	(14,081)	1,018,186
SPV Asset Facility IV	500,000	305,000	85,836	(3,402)	301,598
SPV Asset Facility V	300,000	210,000	15,007	(2,459)	207,541
SPV Asset Facility VI	750,000	350,000	43,041	(6,489)	343,511
SPV Asset Facility VII(2)	300,000	167,007	35,365	(2,222)	164,785
CLO VIII	290,000	290,000	—	(1,948)	288,052
CLO XI	260,000	260,000	—	(1,733)	258,267
CLO XII	260,000	260,000	—	(1,856)	258,144
CLO XV	312,000	312,000	—	(2,712)	309,288
CLO XVI	420,000	420,000	—	(2,757)	417,243
CLO XVII	325,000	325,000	—	(2,773)	322,227
CLO XVIII	260,000	260,000	—	(1,802)	258,198
March 2025 Notes	500,000	500,000	—	(1,043)	498,957
September 2026 Notes	350,000	350,000	—	(3,336)	346,664
February 2027 Notes	500,000	500,000	—	(3,731)	496,269
September 2027 Notes(3)	600,000	600,000	—	(5,625)	603,757
June 2028 Notes(3)	650,000	650,000	—	(8,572)	657,445
January 2029 Notes(3)	550,000	550,000	—	(12,054)	552,586
September 2029 Notes(3)	500,000	500,000	—	(11,266)	508,543
March 2030 Notes(3)	1,000,000	1,000,000	—	(19,954)	974,312
March 2031 Notes(3)	750,000	750,000	—	(19,853)	747,376
Total Debt	$15,147,000	$11,910,972	$1,599,203	$(163,564)	$11,818,751

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
(3)Net Carrying Value is inclusive of change in fair market value of effective hedge.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	$1,945,000	$628,128	$1,316,872	$(16,732)	$611,396
SPV Asset Facility I	525,000	475,000	50,000	(6,080)	468,920
SPV Asset Facility II	1,800,000	1,718,000	82,000	(7,255)	1,710,745
SPV Asset Facility III	1,000,000	522,000	289,180	(8,954)	513,046
SPV Asset Facility IV	500,000	250,000	61,848	(3,704)	246,296
SPV Asset Facility V	300,000	200,000	12,439	(2,995)	197,005
SPV Asset Facility VI	750,000	160,000	18,188	(7,006)	152,994
CLO VIII	290,000	290,000	—	(2,093)	287,907
CLO XI	260,000	260,000	—	(1,856)	258,144
CLO XII	260,000	260,000	—	(1,998)	258,002
March 2025 Notes	500,000	500,000	—	(3,414)	496,586
September 2026 Notes	350,000	350,000	—	(5,318)	344,682
February 2027 Notes	500,000	500,000	—	(3,301)	496,699
September 2027 Notes(3)	600,000	600,000	—	(6,869)	598,564
June 2028 Notes	650,000	650,000	—	(9,988)	640,012
January 2029 Notes(3)	550,000	550,000	—	(13,679)	546,975
Total Debt	$10,780,000	$7,913,128	$1,830,527	$(101,242)	$7,827,973

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
(3)Net Carrying Value is inclusive of change in fair market value of effective hedge.

The below table represents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$206,792	$122,244	$541,000	$317,732
Amortization of debt issuance costs	8,242	4,596	21,575	12,727
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items(1)	(5,573)	502	(748)	1,029
Total Interest Expense	$209,461	$127,342	$561,827	$331,488
Average interest rate	7.5%	7.2%	7.6%	6.8%
Average daily borrowings	$10,779,440	$6,636,362	$9,368,526	$6,150,468

(1)Refer to the September 2027, June 2028, January 2029, September 2029, March 2030, and March 2031 Notes for details on the facilities’ interest rate swaps.
Credit Facilities
Revolving Credit Facility
On August 11, 2022, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”), which amends and restates in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of April 14, 2021 (as amended, restated, supplemented or otherwise modified prior to August 11, 2022). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Revolving Credit Lender” and collectively, the “Revolving Credit Lenders”) and Sumitomo Mitsui Banking Corporation, as Administrative Agent. On November 2, 2023 (the “Revolving Credit Facility First Amendment Date”), the parties to the Revolving Credit Facility entered into an amendment, including to extend the availability period and maturity date for certain lenders, convert a portion of the existing revolver availability into term loan availability, reduce the credit adjustment spread for US dollar denominated term SOFR loans to

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

0.10% for all tenors and make various other changes. The following describes the terms of the Revolving Credit Facility as modified through September 6, 2024.
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
As of September 6, 2024, the Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $2.25 billion, which is comprised of (a) a term loan in a principal amount of $125.0 million and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $2.12 billion (the revolving credit facility increased from $2.05 billion to $2.12 billion on September 6, 2024). The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. As of September 6, 2024, maximum capacity under the Revolving Credit Facility may be increased to $2.84 billion through the Company’s exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
As of September 6, 2024, the availability period under the Revolving Credit Facility will terminate on November 2, 2027 (the “Revolving Credit Facility Commitment Termination Date”). The Revolving Credit Facility will mature on November 2, 2028 (the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 6, 2024, amounts drawn under the Revolving Credit Facility in U.S. dollars will bear interest at term SOFR plus any applicable credit adjustment spread plus margin of 2.00% per annum, or the alternative base rate plus margin of 1.00% per annum. With respect to loans denominated in U.S. dollars, the Company may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. As of September 6, 2024, amounts drawn under the Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 2.00% per annum. As of September 6, 2024, the Company will also pay a fee of 0.375% on undrawn amounts under the Revolving Credit Facility.
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
SPV Asset Facility II
On October 5, 2021 (the “SPV Asset Facility II Closing Date”), Core Income Funding II LLC (“Core Income Funding II”), a Delaware limited liability company entered into a loan and financing and servicing agreement (as amended through the date hereof, the “SPV Asset Facility II”), with Core Income Funding II, as borrower, us, as equityholder and service provider, the lenders from time to time parties thereto (the “SPV Asset Facility II Lenders”), Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as collateral agent, and Alter Domus (US) LLC as collateral custodian. The following describes the terms of the SPV Asset Facility II as amended through August 9, 2024 (the “SPV Asset Facility II Eighth Amendment Date”).
From time to time, the Company expects to sell and contribute certain loan assets to Core Income Funding II pursuant to a Sale and Contribution Agreement by and between the Company and Core Income Funding II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by Core Income Funding II, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Core Income Funding II through our ownership of Core Income Funding II. The maximum principal amount of the SPV Asset Facility II is $1.50 billion (decreased from $1.80 billion to $1.50 billion on the SPV Asset Facility II Eighth Amendment Date); the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Core Income Funding II’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits and collateral quality tests.
The SPV Asset Facility II provides for the ability to borrow, reborrow, repay and prepay advances under the SPV Asset Facility II until October 5, 2026 unless such period is extended or accelerated under the terms of the SPV Asset Facility II (the “SPV Asset Facility II Revolving Period”). Unless otherwise extended, accelerated or terminated under the terms of the SPV Asset Facility II, the SPV Asset Facility II will mature on the date that is two years after the last day of the SPV Asset Facility II Revolving Period (the “SPV Asset Facility II Termination Date”). Prior to the Facility Termination Date, proceeds received by Core Income Funding II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding advances, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility II Termination Date, Core Income Funding II must pay in full all outstanding fees and expenses and all principal and interest on outstanding advances, and the excess may be returned to the Company.
Amounts drawn under the SPV Asset Facility II bear interest at Term SOFR (or, in the case of certain SPV Asset Facility II Lenders that are commercial paper conduits, the lower of (a) their cost of funds and (b) Term SOFR, such Term SOFR not to be lower than zero) plus a spread equal to 2.15% per annum, which spread will increase (a) on and after the end of the SPV Asset Facility II Revolving Period by 0.15% per annum if no event of default has occurred and (b) by 2.00% per annum upon the occurrence of an

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

event of default (such spread, the “SPV Asset Facility II Applicable Margin”). Term SOFR may be replaced as a base rate under certain circumstances. During the SPV Asset Facility II Revolving Period, Core Income Funding II will pay an undrawn fee ranging from 0.00% to 0.25% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. During the SPV Asset Facility II Revolving Period, if the undrawn commitments are in excess of a certain portion (initially 20.0% and increasing in stages to 35%, 50% and 70%) of the total commitments under the SPV Asset Facility II, Core Income Funding II will also pay a make-whole fee equal to the SPV Asset Facility II Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess. Core Income Funding II will also pay Deutsche Bank AG, New York Branch, certain fees (and reimburse certain expenses) in connection with its role as facility agent. The SPV Asset Facility II contains customary covenants, including certain financial maintenance covenants, limitations on the activities of Core Income Funding II, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of Core Income Funding II and on any payments received by Core Income Funding II in respect of those assets. Assets pledged to the SPV Asset Facility II Lenders will not be available to pay the Company’s debts.
Borrowings of Core Income Funding II are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
SPV Asset Facility III
On March 24, 2022 (the “SPV Asset Facility III Closing Date”), Core Income Funding III LLC (“Core Income Funding III”), a Delaware limited liability company and newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility III”), with Core Income Funding III, as borrower, the Adviser, as servicer, the lenders from time to time parties thereto (the “SPV Asset Facility III Lenders”), Bank of America, N.A., as administrative agent, State Street Bank and Trust Company, as collateral agent, Alter Domus (US) LLC as collateral custodian and Bank of America, N.A., as sole lead arranger and sole book manager. On November 21, 2023, the parties to the SPV Asset Facility III entered into an amendment, including to increase the maximum principal amount available under the facility, extend the availability period and maturity date, change the interest rate, replace Alter Domus (US) as collateral custodian with State Street Bank and Trust Company and make various other changes. The following describes the terms of SPV Asset Facility III amended through July 30, 2024 (the “SPV Asset Facility III Second Amendment Date”).
From time to time, the Company expects to sell and contribute certain investments to Core Income Funding III pursuant to a Sale and Contribution Agreement, dated as of the SPV Asset Facility III Closing Date, by and between the Company and Core Income Funding III. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility III will be used to finance the origination and acquisition of eligible assets by Core Income Funding III, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Core Income Funding III through the Company’s ownership of Core Income Funding III. The maximum principal amount of the SPV Asset Facility III is $1.50 billion (increased from $1.0 billion to $1.50 billion on the SPV Asset Facility III Second Amendment Date), which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Core Income Funding III’s assets from time to time, and satisfaction of certain conditions, including certain portfolio criteria.
The SPV Asset Facility III provides for the ability to draw and redraw revolving loans under the SPV Asset Facility III for a period of up to three years after the SPV Asset Facility III Second Amendment Date unless the commitments are terminated sooner as provided in the SPV Asset Facility III (the “SPV Asset Facility III Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility III will mature on July 30, 2029 (the “SPV Asset Facility III Stated Maturity”). To the extent the commitments are terminated or permanently reduced during the first two years following the SPV Asset Facility III Closing Date, Core Income Funding III may owe a prepayment penalty. Prior to the SPV Asset Facility III Stated Maturity, proceeds received by Core Income Funding III from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility III Stated Maturity, Core Income Funding III must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.
Amounts drawn in U.S. dollars are benchmarked to Daily SOFR, amounts drawn in British pounds are benchmarked to SONIA plus an adjustment of 0.12%, amounts drawn in Canadian dollars are benchmarked to CORRA plus an adjustment of 0.30%, and amounts drawn in Euros are benchmarked to EURIBOR, and in each case plus a spread equal to the Applicable Margin. As of the SPV Asset Facility III Second Amendment Date, the “SPV Asset Facility III Applicable Margin” ranges from 1.60% to 2.60% depending on the composition of the collateral. The SPV Asset Facility III also allows for amounts drawn in U.S. dollars to bear interest at an alternate base rate without a spread.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

From the SPV Asset Facility III Closing Date to the SPV Asset Facility III Commitment Termination Date, there is a commitment fee, calculated on a daily basis, on the undrawn amount under the SPV Asset Facility III. The SPV Asset Facility III contains customary covenants, including certain limitations on the activities of Core Income Funding III, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility III is secured by a perfected first priority security interest in the assets of Core Income Funding III and on any payments received by Core Income Funding III in respect of those assets. Assets pledged to the SPV Asset Facility III Lenders will not be available to pay the debts of the Company.
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
Debt Securitization Transactions
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
CLO XVII
On July 18, 2024 (the “CLO XVII Closing Date”), the Company completed a $500.6 million term debt securitization transaction (the “CLO XVII Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO XVII Transaction and the secured loan borrowed in the CLO XVII Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Owl Rock CLO XVII, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XVII Issuer”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO XVII Issuer.
The CLO XVII Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture dated as of the CLO XVII Closing Date (the “CLO XVII Indenture”), by and among the CLO XVII Issuer and State Street Bank and Trust Company: (i) $275.0 million of AAA(sf) Class A-1 Notes, which bear interest at three-month term SOFR plus 1.68%, (ii) $25.0 million of AAA(sf) Class A-2 Notes, which bear interest at three-month term SOFR plus 1.85% and (iii) $25.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 1.95% (together, the “CLO XVII Secured Notes”). The CLO XVII Secured Notes are secured by middle-market loans, participation interests in middle-market loans and other assets of the CLO XVII Issuer. The CLO XVII Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO XVII Indenture) in July 2036. The CLO XVII Secured Notes were privately placed by Natixis Securities Americas LLC, as Placement Agent.
Concurrently with the issuance of the CLO XVII Secured Notes, the CLO XVII Issuer issued approximately $175.6 million of subordinated securities in the form of $177,590 preferred shares at an issue price of U.S. $1,000 per share (the “CLO XVII Preferred Shares”). The CLO XVII Preferred Shares were issued by the CLO XVII Issuer as part of its issued share capital and are not secured by the collateral securing the CLO XVII Debt. The Company purchased all of the CLO XVII Preferred Shares. The Company acts as retention holder in connection with the CLO XVII Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO XVII Preferred Shares.
As part of the CLO XVII Transaction, the Company entered into a loan sale agreement with the CLO XVII Issuer dated as of the CLO XVII Closing Date (the “CLO XVII OCIC Loan Sale Agreement”), which provided for the contribution of approximately $463.2 million funded par amount of middle-market loans from the Company to the CLO XVII Issuer on the CLO XVII Closing Date and for future sales from the Company to the CLO XVII Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XVII Secured Notes. The remainder of the initial portfolio assets secured the CLO XVII Secured Notes consisted of approximately $12.0 million funded par amount of middle-market loans purchased by the CLO XVII Issuer from Core Income Funding I LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO XVII Closing Date between the CLO XVII Issuer and Core Income Funding I LLC (the “CLO XVII Core Income Funding I Loan Sale Agreement”). The Company and Core Income Funding I LLC each made customary representations, warranties, and covenants to the CLO XVII Issuer under the applicable loan sale agreement. No gain or loss was recognized as a result of these sales and contributions.
Through the Payment Date in July 2028, a portion of the proceeds received by the CLO XVII Issuer from the loans securing the CLO XVII Secured Notes may be used by the CLO XVII Issuer to purchase additional middle-market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO XVII Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans.
The CLO XVII Secured Notes are the secured obligation of the CLO XVII Issuer, and the CLO XVII Indenture includes customary covenants and events of default. The CLO XVII Secured Notes have not been registered under the Securities Act, or any

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
The Adviser will serve as collateral manager for the CLO XVII Issuer under a collateral management agreement dated as of the CLO XVII Closing Date (the “CLO XVII Collateral Management Agreement”). The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Amended and Restated Investment Advisory Agreement, dated May 18, 2021, between the Adviser and the Company will be offset by the amount of the collateral management fee attributable to the CLO XVII Issuer’s equity or notes owned by the Company.
CLO XVIII
On July 12, 2024 (the “CLO XVIII Closing Date”), the Company completed a $399.8 million term debt securitization transaction (the “CLO XVIII Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO XVIII Transaction and the secured loan borrowed in the CLO XVIII Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Owl Rock CLO XVIII, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XVIII Issuer”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO XVIII Issuer.
The CLO XVIII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture dated as of the CLO XVIII Closing Date (the “CLO XVIII Indenture”), by and among the CLO XVIII Issuer and State Street Bank and Trust Company: (i) $178.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 1.70%, (ii) $32.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 1.95% (together, the “CLO XVIII Secured Notes”) and (B) the borrowing by the CLO XVIII Issuer of $50.0 million under floating rate Class A-1L Loans (the “CLO XVIII Class A-1L Loans” and together with the CLO XVIII Secured Notes, the “CLO XVIII Debt”). The CLO XVIII Class A-1L Loans bear interest at three-month term SOFR plus 1.70%. The CLO XVIII Class A-1L Loans were borrowed under a loan agreement (the “CLO XVIII A-1L Loan Agreement”), dated as of the CLO XVIII Closing Date, by and among the CLO XVIII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XVIII Debt is secured by middle-market loans, participation interests in middle-market loans and other assets of the CLO XVIII Issuer. The CLO XVIII Debt is scheduled to mature on the Payment Date (as defined in the CLO XVIII Indenture) in July 2036. The CLO XVIII Secured Notes were privately placed by Deutsche Bank Securities Inc. as Initial Purchaser.
Concurrently with the issuance of the CLO XVIII Secured Notes, the CLO XVIII Issuer issued approximately $139.8 million of subordinated securities in the form of $139,800 preferred shares at an issue price of U.S. $1,000 per share (the “CLO XVIII Preferred Shares”). The CLO XVIII Preferred Shares were issued by the CLO XVIII Issuer as part of its issued share capital and are not secured by the collateral securing the CLO XVIII Debt. The Company purchased all of the CLO XVIII Preferred Shares. The Company acts as retention holder in connection with the CLO XVIII Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO XVIII Preferred Shares.
As part of the CLO XVIII Transaction, the Company entered into a loan sale agreement with the CLO XVIII Issuer dated as of the CLO XVIII Closing Date (the “CLO XVIII OCIC Loan Sale Agreement”), which provided for the contribution of approximately $246.2 million funded par amount of middle-market loans from the Company to the CLO XVIII Issuer on the CLO XVIII Closing Date and for future sales from the Company to the CLO XVIII Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XVIII Secured Notes. The remainder of the initial portfolio assets secured the CLO XVIII Secured Notes consisted of approximately $146.4 million funded par amount of middle-market loans purchased by the CLO XVIII Issuer from Core Income Funding IV LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO XVIII Closing Date between the CLO XVIII Issuer and Core Income Funding IV LLC (the “CLO XVIII Core Income Funding IV Loan Sale Agreement”). The Company and Core Income Funding IV LLC each made customary representations, warranties, and covenants to the CLO XVIII Issuer under the applicable loan sale agreement. No gain or loss was recognized as a result of these sales and contributions.
Through the Payment Date in July 2029, a portion of the proceeds received by the CLO XVIII Issuer from the loans securing the CLO XVIII Debt may be used by the CLO XVIII Issuer to purchase additional middle-market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO XVIII Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

The CLO XVIII Debt is the secured obligation of the CLO XVIII Issuer, and the CLO XVIII Indenture and CLO XVIII A-1L Loan Agreement each include customary covenants and events of default. The CLO XVIII Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
The Adviser will serve as collateral manager for the CLO XVIII Issuer under a collateral management agreement dated as of the CLO XVIII Closing Date (the “CLO XVIII Collateral Management Agreement”). The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Amended and Restated Investment Advisory Agreement, dated May 18, 2021, between the Adviser and the Company will be offset by the amount of the collateral management fee attributable to the CLO XVIII Issuer’s equity or notes owned by the Company.
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
In connection with the issuance of the September 2027 Notes, on October 18, 2022 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $600.0 million. The Company will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.84%. The interest rate swaps mature on September 16, 2027. For the three months ended September 30, 2024, the Company made periodic payments of $4.8 million and for the nine months ended September 30, 2024, the Company made periodic payments of $9.5 million. For the three months ended September 30, 2023, the Company made periodic payments of $4.2 million and for the nine months ended September 30, 2023, the Company made periodic payments of $4.9 million. The interest expense related to the September 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2024, the interest rate swap had a fair value of $11.3 million ($1.9 million net of the present value of the cash flows of the September 2027 Notes). As of December 31, 2023, the interest rate swap had a fair value of $6.5 million ($1.1 million net of the present value of the cash flows of the September 2027 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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
In connection with the issuance of the June 2028 Notes, on February 16, 2024 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $650.0 million. The Company will receive fixed rate interest at 7.950% and pay variable rate interest based on SOFR plus 3.79%. The interest rate swaps mature on May 13, 2028. For the nine months ended September 30, 2024, the Company made periodic payments of $2.6 million. The interest expense related to the June 2028 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2024, the interest rate swap had a fair value of $17.3 million ($1.3 million net of the present value of the cash flows of the June 2028 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the June 2028 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
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
In connection with the issuance of the January 2029 Notes, on November 28, 2023 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $550.0 million. The Company will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.647%. The interest rate swaps mature on January 15, 2029. For the three and nine months ended September 30, 2024, the Company made periodic payments of $4.8 million. The interest expense related to the January 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2024, the interest rate swap had a fair value of $16.6 million ($1.9 million net of the present value of the cash flows of the January 2029 Notes). As of December 31, 2023, the interest rate swap had a fair value of $12.1 million ($1.5 million net of the present value of the cash flows of the January 2029 notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the January 2029 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
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
In connection with the issuance of the September 2029 Notes, on May 14, 2024, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $500.0 million. The Company will receive fixed rate interest at 6.600% and pay variable rate interest based on SOFR plus 2.337%. The interest rate swap matures on August 15, 2029. For the three and nine months ended September 30, 2024, the Company made periodic payments of $2.2 million. The interest expense related to the September 2029 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2024, the interest rate swap had a fair value of $21.6 million ($1.8 million net of the present value of the cash flows of the September 2029 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2029 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
March 2030 Notes
On September 13, 2024, the Company issued $1.00 billion aggregate principal amount of its 5.800% notes due 2030 (the “March 2030 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant Rule 144A under the Securities Act and non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. The March 2030 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
The March 2030 Notes were issued pursuant to the Base Indenture and a Ninth Supplemental Indenture, dated as of September 13, 2024 (the “Ninth Supplemental Indenture” and together with the Base Indenture, the “March 2030 Indenture”), between the Company and the Trustee. The March 2030 Notes will mature on March 15, 2030 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the March 2030 Indenture. The March 2030 Notes bear interest at a rate of 5.800% per year payable semi-annually on March 15 and September 15 of each year, commencing on March 15, 2025. Concurrent with the issuance of the March 2030 Notes, the Company entered into a Registration Rights Agreement (the “March 2030 Registration Rights Agreement”) for the benefit of the purchasers of the March 2030 Notes. Pursuant to the March 2030 Registration Rights Agreement, the Company is obligated to file a registration statement with the SEC with respect to an offer to exchange the March 2030 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the March 2030 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the March 2030 Notes. If the Company fails to satisfy its registration obligations under the March 2030 Registration Rights Agreement, it will be required to pay additional interest to the holders of the March 2030 Notes.
The March 2030 Notes are the Company’s direct, general unsecured obligations and rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the March 2030 Notes. The March 2030 Notes rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior, to the March 2030 Notes. The March 2030 Notes rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The March 2030 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
The March 2030 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a) of the 1940 Act, for the period of time during which the March 2030 Notes are outstanding, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the March 2030 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the March 2030 Indenture.
In addition, if a change of control repurchase event, as defined in the March 2030 Indenture, occurs prior to maturity, holders of the March 2030 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the March 2030 Notes at a repurchase price equal to 100% of the aggregate principal amount of the March 2030 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

In connection with the issuance of the March 2030 Notes, on September 10, 2024 the Company entered into a bilateral interest rate swaps. The notional amount of the interest rate swaps is $1.00 billion. The Company will receive fixed rate interest at 5.800% and pay variable rate interest based on SOFR plus 2.619%. The interest rate swaps mature on February 15, 2030. For the three and nine months ended September 30, 2024, the Company did not make a periodic payment. The interest expense related to the March 2030 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2024, the interest rate swap had a fair value of $(10.4) million ($(4.6) million net of the present value of the cash flows of the March 2030 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the March 2030 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
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
In connection with the issuance of the March 2031 Notes, on January 29, 2024 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $750.0 million. The Company will receive fixed rate interest at 6.650% and pay variable rate interest based on SOFR plus 2.902%. The interest rate swaps mature on January 15, 2031. For the three and nine months ended September 30, 2024, the Company made periodic payments of $8.5 million. The interest expense related to the March

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

2031 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2024, the interest rate swap had a fair value of $18.2 million ($0.9 million net of the present value of the cash flows of the March 2031 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the March 2031 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
Note 6. Fair Value of Financial Instruments

Investments

The following table presents the fair value hierarchy of cash, investments, and derivatives as of the following periods:

	Fair Value Hierarchy as of September 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted cash)	$554,747	$—	$—	$554,747
Investments:
First-lien senior secured debt investments(1)	—	4,706,990	17,483,789	22,190,779
Second-lien senior secured debt investments	—	427,002	436,468	863,470
Unsecured debt investments	—	75,299	366,553	441,852
Preferred equity investments(2)	—	—	441,815	441,815
Common equity investments(3)	—	—	532,695	532,695
Subtotal	$—	$5,209,291	$19,261,320	$24,470,611
Investments measured at Net Asset Value (“NAV”)(4)	—	—	—	359,468
Total investments at fair value	$—	$5,209,291	$19,261,320	$24,830,079
Derivatives:
Interest rate swaps	$—	$74,652	$—	$74,652

(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing.
(3)Includes equity investments in Amergin AssetCo and Fifth Season.
(4)Includes equity investment in OCIC SLF and Credit SLF, which is measured at fair value using the net asset value per share (or its equivalent) practical expedient and has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

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
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended September 30, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$15,046,052	$607,378	$366,453	$451,220	$502,234	$16,973,337
Purchases of investments, net	2,868,067	—	—	22,844	33,749	2,924,660
Payment-in-kind	16,023	2,194	11,180	18,337	30	47,764
Proceeds from investments, net	(384,070)	(61,911)	—	(55,079)	(15,864)	(516,924)
Net change in unrealized gain (loss)	3,345	(4,397)	7,193	844	11,493	18,478
Net realized gains (losses)	(3,431)	—	—	2,385	—	(1,046)
Net amortization/accretion of premium/discount on investments	17,899	768	102	1,264	—	20,033
Transfers between investment types	(1,053)	—	—	—	1,053	—
Transfers into (out of) Level 3(1)	(79,043)	(107,564)	(18,375)	—	—	(204,982)
Fair value, end of period	$17,483,789	$436,468	$366,553	$441,815	$532,695	$19,261,320

(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended September 30, 2024, transfers out of Level 3 into Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Nine Months Ended September 30, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$11,540,505	$935,338	$189,018	$721,545	$448,974	$13,835,380
Purchases of investments, net	7,660,919	—	149,569	27,631	130,985	7,969,104
Payment-in-kind	50,176	4,996	26,359	60,574	81	142,186
Proceeds from investments, net	(1,312,053)	(195,851)	(1,553)	(375,343)	(37,194)	(1,921,994)
Net change in unrealized gain (loss)	28,189	(13,209)	3,081	(2,526)	29,590	45,125
Net realized gains (losses)	(6,025)	—	(164)	2,385	—	(3,804)
Net amortization/accretion of premium/discount on investments	53,996	3,585	243	7,549	—	65,373
Transfers between investment types	(1,053)	—	—	—	1,053	—
Transfers into (out of) Level 3(1)	(530,865)	(298,391)	—	—	(40,794)	(870,050)
Fair value, end of period	$17,483,789	$436,468	$366,553	$441,815	$532,695	$19,261,320

(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the nine months ended September 30, 2024, transfers out of Level 3 into Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies and an investment measured at net asset value which is no longer categorized within the fair value hierarchy.

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

The below tables present information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2024 on investments held at September 30, 2024	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2023 on investments held at September 30, 2023
First-lien senior secured debt investments	$9,700	$2,333
Second-lien senior secured debt investments	(3,749)	8,432
Unsecured debt investments	7,193	(4,030)
Preferred equity investments	4,328	3,984
Common equity investments	11,492	5,071
Total Investments	$28,964	$15,790

($ in thousands)	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2024 on investments held at September 30, 2024	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2023 on investments held at September 30, 2023
First-lien senior secured debt investments	$16,926	$36,665
Second-lien senior secured debt investments	(10,846)	7,070
Unsecured debt investments	3,081	(845)
Preferred equity investments	5,951	5,790
Common equity investments	29,591	13,099
Total Investments	$44,703	$61,779
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2024 and December 31, 2023. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	As of September 30, 2024
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$15,271,059	Yield Analysis	Market Yield	6.6% - 18.7% (10.1%)	Decrease
	2,211,095	Recent Transaction	Transaction Price	96.1% - 100.0% (99.4%)	Increase
	1,635	Collateral Analysis	Recovery Rate	35.0% - 38.5% (37.6%)	Increase
Second-lien senior secured debt investments	$436,468	Yield Analysis	Market Yield	10.5% - 37.0% (15.2%)	Decrease
Unsecured debt investments	$366,524	Yield Analysis	Market Yield	9.1% - 16.1% (12.3%)	Decrease
	29	Market Approach	EBITDA Multiple	12.0x	Increase
Preferred equity investments	$415,306	Yield Analysis	Market Yield	10.2% - 31.3% (14.1%)	Decrease
	20,359	Recent Transaction	Transaction Price	100.0%	Increase
	4,390	Market Approach	EBITDA Multiple	7.1x	Increase
	1,760	Market Approach	Revenue Multiple	8.4x - 21.0x (15.6x)	Increase
Common equity investments	$1,157	Recent Transaction	Transaction Price	55.6% - 100.0% (96.0%)	Increase
	148,954	Market Approach	EBITDA Multiple	3.8x - 30.5x (15.3x)	Increase
	282,928	Market Approach	AUM Multiple	1.1x	Increase
	46,891	Market Approach	Revenue Multiple	1.4x - 13.5x (10.0x)	Increase
	661	Option Pricing Model	Volatility	70.0%	Increase
	1,516	Yield Analysis	Market Yield	8.3%	Decrease
	48,971	Market Approach	N/A	N/A	N/A
	1,608	Discounted Cash Flow Analysis	Discount Rate	20.0%	Decrease
	9	Market Approach	Gross Profit Multiple	9.5x	Increase

	As of December 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$9,713,556	Yield Analysis	Market Yield	7.4% - 22.2% (11.6%)	Decrease
	1,826,949	Recent Transaction	Transaction Price	97.0% - 99.8% (98.6%)	Increase
Second-lien senior secured debt investments	$935,338	Yield Analysis	Market Yield	11.4% - 17.7% (14.6%)	Decrease
Unsecured debt investments	$188,992	Yield Analysis	Market Yield	10.6% - 17.2% (12.0%)	Decrease
	26	Market Approach	EBITDA Multiple	11.8x - 11.8x (11.8x)	Increase
Preferred equity investments	$642,464	Yield Analysis	Market Yield	10.4% - 25.8% (14.4%)	Decrease
	79,081	Recent Transaction	Transaction Price	98.0% - 107.5% (104.2%)	Increase
Common equity investments	$251,028	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	148,706	Market Approach	EBITDA Multiple	6.0x - 34.5x (16.1x)	Increase
	1,253	Yield Analysis	Market Yield	8.0% - 8.0% (8.0%)	Decrease
	47,978	Market Approach	Revenue Multiple	1.9x - 14.7x (10.5x)	Increase
	9	Market Approach	Gross Profit Multiple	9.9x - 9.9x (9.9x)	Increase
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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following tables present the carrying and fair values of the Company’s debt obligations as of the following periods:

	September 30, 2024			December 31, 2023
($ in thousands)	Net Carrying Value(1)	Debt Issuance Costs	Fair Value	Net Carrying Value(1)	Debt Issuance Costs	Fair Value
Revolving Credit Facility(2)	$1,184,243	$(15,455)	$1,184,243	$611,396	$(16,732)	$611,395
SPV Asset Facility I	294,377	(5,623)	294,377	468,920	(6,080)	468,920
SPV Asset Facility II	807,182	(12,818)	807,182	1,710,745	(7,255)	1,710,744
SPV Asset Facility III(2)	1,018,186	(14,081)	1,018,186	513,046	(8,954)	513,045
SPV Asset Facility IV	301,598	(3,402)	301,598	246,296	(3,704)	246,296
SPV Asset Facility V	207,541	(2,459)	207,541	197,005	(2,995)	197,005
SPV Asset Facility VI	343,511	(6,489)	343,511	152,994	(7,006)	152,994
SPV Asset Facility VII(2)	164,785	(2,222)	164,785	—	—	—
CLO VIII	288,052	(1,948)	288,052	287,907	(2,093)	287,907
CLO XI	258,267	(1,733)	258,267	258,144	(1,856)	258,144
CLO XII	258,144	(1,856)	258,144	258,002	(1,998)	258,002
CLO XV	309,288	(2,712)	309,288	—	—	—
CLO XVI	417,243	(2,757)	417,243	—	—	—
CLO XVII	322,227	(2,773)	322,227	—	—	—
CLO XVIII	258,198	(1,802)	258,198	—	—	—
March 2025 Notes	498,957	(1,043)	498,750	496,586	(3,414)	492,500
September 2026 Notes	346,664	(3,336)	334,250	344,682	(5,318)	319,375
February 2027 Notes	496,269	(3,731)	491,250	496,699	(3,301)	472,500
September 2027 Notes	603,757	(5,625)	631,500	598,564	(6,869)	619,500
June 2028 Notes	657,445	(8,572)	695,500	640,012	(9,988)	672,750
January 2029 Notes	552,586	(12,054)	587,125	546,975	(13,679)	566,500
September 2029 Notes	508,543	(11,266)	512,500	—	—	—
March 2030 Notes	974,312	(19,954)	990,000	—	—	—
March 2031 Notes	747,376	(19,853)	766,875	—	—	—
Total Debt	$11,818,751	$(163,564)	$11,940,592	$7,827,973	$(101,242)	$7,847,577

(1)Inclusive of change in fair market value of effective hedge.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

The below table presents fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	September 30, 2024	December 31, 2023
Level 1	$—	$—
Level 2	5,507,750	3,143,125
Level 3	6,432,842	4,704,452
Total Debt	$11,940,592	$7,847,577

Financial Instruments Not Carried at Fair Value

As of September 30, 2024 and December 31, 2023, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. The Company had the following outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	September 30, 2024	December 31, 2023
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$61,262	$8,444
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	41,184	309
ACR Group Borrower, LLC	First lien senior secured delayed draw term loan	835	—
ACR Group Borrower, LLC	First lien senior secured revolving loan	687	425
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	352	282
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured multi-draw term loan	34,135	—
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured multi-draw term loan	74,206	—
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured multi-currency revolving loan	44,919	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	6,792	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	4,245	—
Alera Group, Inc.	First lien senior secured delayed draw term loan	31,871	45,858
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	—	3,247
AlphaSense, Inc.	First lien senior secured delayed draw term loan	716	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	707	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	22,244	26,966
AmeriLife Holdings LLC	First lien senior secured revolving loan	16,273	16,273
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	—	5,457
Anaplan, Inc.	First lien senior secured revolving loan	16,528	16,528
Apex Service Partners, LLC	First lien senior secured revolving loan	4,002	7,080

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	September 30, 2024	December 31, 2023
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	—	17,957
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	6,550	10,587
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	2,688	—
Appfire Technologies, LLC	First lien senior secured revolving loan	1,633	1,260
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	9,925	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	7,282	—
Aramsco, Inc.	First lien senior secured delayed draw term loan	7,797	7,797
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	2,422	9,688
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	3,793	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	754	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	1,956	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	3,404	3,404
Associations, Inc.	First lien senior secured delayed draw term loan	31,686	507
Associations, Inc.	First lien senior secured revolving loan	25,388	3,123
Aurelia Netherlands Midco 2 B.V. (f/k/a Adevinta)	First lien senior secured NOK term loan	—	31,898
Aurelia Netherlands Midco 2 B.V. (f/k/a Adevinta)	First lien senior secured EUR term loan	—	30,482
Aurelia Netherlands Midco 2 B.V. (f/k/a Adevinta)	First lien senior secured EUR revolving loan	—	3,387
Avalara, Inc.	First lien senior secured revolving loan	7,045	7,045
AWP Group Holdings, Inc.	First lien senior secured delayed draw term loan	3,723	7,024
AWP Group Holdings, Inc.	First lien senior secured revolving loan	5,805	4,557
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	4,489	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	1,995	—
Baker Tilly Advisory Group, L.P.	First lien senior secured delayed draw term loan	14,940	—
Baker Tilly Advisory Group, L.P.	First lien senior secured revolving loan	20,935	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	7,820	14,060
Bamboo US BidCo LLC	First lien senior secured revolving loan	20,128	20,128
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,593	1,275
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	21,926	26,528
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	2,172	3,207
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	161	161
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured delayed draw term loan	11,083	7,980

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	September 30, 2024	December 31, 2023
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured revolving loan	6,650	6,650
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	4,179	4,179
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	—	13,901
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured delayed draw term loan	5,161	13,641
Brightway Holdings, LLC	First lien senior secured revolving loan	2,105	1,158
Broadcast Music, Inc. (fka Otis Merger Sub, Inc.)	First lien senior secured revolving loan	6,271	—
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	119	468
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	723	868
Canadian Hospital Specialties Limited	First lien senior secured revolving loan	132	75
Capstone Acquisition Holdings, Inc.	First lien senior secured delayed draw term loan	1,789	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	577	577
Certinia, Inc.	First lien senior secured revolving loan	4,412	4,412
Chrysaor Bidco s.à r.l. (dba AlterDomus)	First lien senior secured delayed draw term loan	689	—
CivicPlus, LLC	First lien senior secured revolving loan	2,244	1,481
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	—	3,750
Community Brands ParentCo, LLC	First lien senior secured revolving loan	—	1,875
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	25,566	—
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	23,639	14,183
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	14,183	14,183
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	2,174	2,174
Coupa Holdings, LLC	First lien senior secured revolving loan	1,664	1,664
CPM Holdings, Inc.	First lien senior secured revolving loan	4,850	5,000
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	7,612	—
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	4,478	—
Cresset Capital Management, LLC	First lien senior secured revolving loan	2,239	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	17,226	17,226
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	12,046	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	30,115	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	15,899	—

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	September 30, 2024	December 31, 2023
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	15,899	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	9,963	9,963
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	91
Dresser Utility Solutions, LLC	First lien senior secured delayed draw term loan	7,537	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	10,552	—
DuraServ LLC	First lien senior secured delayed draw term loan	45,148	—
DuraServ LLC	First lien senior secured revolving loan	24,256	—
Eagle Family Foods Group LLC	First lien senior secured revolving loan	17,631	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	8,523	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	3,387	2,710
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	8,048	8,048
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	—	20,926
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	—	6,960
Entrata, Inc.	First lien senior secured revolving loan	513	513
EOS U.S. Finco LLC	First lien senior secured delayed draw term loan	9,830	9,830
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured delayed draw term loan	6,970	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	4,357	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	3,671	4,405
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	676	676
Faraday Buyer, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	14,307	14,307
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	16,228	—
Finastra USA, Inc.	First lien senior secured revolving loan	9,175	12,568
Forescout Technologies, Inc.	First lien senior secured revolving loan	1,320	—
Formerra, LLC	First lien senior secured revolving loan	421	526
Fortis Solutions Group, LLC	First lien senior secured revolving loan	4,948	6,409
FR Vision Holdings, Inc. (dba CHA Consulting)	First lien senior secured delayed draw term loan	10,915	—
FR Vision Holdings, Inc. (dba CHA Consulting)	First lien senior secured revolving loan	3,692	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	140	1,961
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	96	1,250

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	September 30, 2024	December 31, 2023
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	5,000	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	1,250	—
Fullsteam Operations, LLC	First lien senior secured revolving loan	500	500
Galls, LLC	First lien senior secured delayed draw term loan	34,926	—
Galls, LLC	First lien senior secured revolving loan	11,380	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	49,734	—
Galway Borrower LLC	First lien senior secured revolving loan	4,622	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	636	791
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	—	3,182
Gehl Foods, LLC	First lien senior secured delayed draw term loan	9,097	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	8,404	—
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured delayed draw term loan	14,089	14,090
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	7,123	4,908
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,673	669
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	7,600
Global Music Rights, LLC	First lien senior secured revolving loan	12,415	7,500
Granicus, Inc.	First lien senior secured revolving loan	4,633	127
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	327	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	215	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	96	96
HISSHO PARENT, LLC	First lien senior secured revolving loan	11,009	8,745
Home Service TopCo IV, Inc.	First lien senior secured delayed draw term loan	8,397	8,397
Home Service TopCo IV, Inc.	First lien senior secured revolving loan	3,359	3,359
Hyland Software, Inc.	First lien senior secured revolving loan	6,978	6,978
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	2,749	—
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,482	2,382
Ideal Image Development, LLC	First lien senior secured revolving loan	183	—
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	—	329
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	8,630	8,630

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	September 30, 2024	December 31, 2023
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	4,866	3,613
IMO Investor Holdings, Inc.	First lien senior secured delayed draw term loan	—	3,127
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	13,434	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	12,700	7,620
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	6,570	6,570
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	3,003	4,693
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	1,780	12,716
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	5,934	5,934
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	58,316	21,923
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	17,886	5,450
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	5,079	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	4,140	3,490
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	6,278	11,699
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	88	—
Kaseya Inc.	First lien senior secured delayed draw term loan	3,230	4,077
Kaseya Inc.	First lien senior secured revolving loan	3,256	3,256
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured delayed draw term loan	7,472	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured revolving loan	2,242	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	6,054	6,054
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	10,944	10,944
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	—	12,134
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	19,534	15,627
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	—	1,946
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured delayed draw term loan	—	6,360
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured delayed draw term loan	51,600	—
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured revolving loan	8,600	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured delayed draw term loan	27,285	40,928
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	11,685	11,685
Lignetics Investment Corp.	First lien senior secured revolving loan	574	1,912

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	September 30, 2024	December 31, 2023
Litera Bidco LLC	First lien senior secured delayed draw term loan	5,067	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	3,981	—
Litera Bidco LLC	First lien senior secured revolving loan	2,266	—
LSI Financing 1 DAC	Preferred equity	130,818	—
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	2,419	2,419
ManTech International Corporation	First lien senior secured delayed draw term loan	2,164	2,164
ManTech International Corporation	First lien senior secured revolving loan	1,806	1,806
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	20,448	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	15,336	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	24,114	21,702
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	7,234	5,627
Medline Borrower, LP	First lien senior secured revolving loan	—	2,020
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,571	3,571
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,702	2,553
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	4,746	2,215
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	41,960	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	25,814	—
Mitnick Corporate Purchaser, Inc.	First lien senior secured revolving loan	9,375	9,375
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	14,027	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	21,041	—
Natural Partners, LLC	First lien senior secured revolving loan	5,063	5,063
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	4,494	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	24,090	—
Nelipak Holding Company	First lien senior secured delayed draw term loan	11,787	—
Nelipak Holding Company	First lien senior secured revolving loan	5,454	—
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	4,118	4,118
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	5,282	4,930
OAC Holdings I Corp. (dba Omega Holdings)	First lien senior secured revolving loan	2,572	2,572

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	September 30, 2024	December 31, 2023
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	7,993	4,902
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	—	8,469
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3,302	3,302
Omnia Partners, LLC	First lien senior secured delayed draw term loan	—	172
OneOncology LLC	First lien senior secured delayed draw term loan	—	26,752
OneOncology, LLC	First lien senior secured delayed draw term loan	18,371	—
OneOncology, LLC	First lien senior secured revolving loan	14,269	14,267
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	10,148	10,148
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	—	17,905
Park Place Technologies, LLC	First lien senior secured delayed draw term loan	13,490	—
Park Place Technologies, LLC	First lien senior secured revolving loan	8,499	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured delayed draw term loan	10,286	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	88	70
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	14,911	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	6,560	—
PerkinElmer U.S. LLC	First lien senior secured delayed draw term loan	7,141	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	2,570	2,570
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	31,691	31,691
PetVet Care Centers, LLC	First lien senior secured revolving loan	33,258	33,258
Phantom Purchaser, Inc.	First lien senior secured revolving loan	11,437	—
Ping Identity Holding Corp.	First lien senior secured revolving loan	4,779	2,182
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	1,632	28,553
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	5,384	8,158
Pluralsight, LLC	First lien senior secured delayed draw term loan	496	—
Pluralsight, LLC	First lien senior secured revolving loan	198	87
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	3,778	10,076
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	11,854	11,854
Premise Health Holding Corp.	First lien senior secured revolving loan	8,191	—
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	64,856	—

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	September 30, 2024	December 31, 2023
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	85,120	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	29,489	—
QAD, Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	218	455
Relativity ODA LLC	First lien senior secured revolving loan	2,797	435
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	14,908	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	13,053	—
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	5,718	5,718
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	5,742	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5,742	—
Securonix, Inc.	First lien senior secured revolving loan	5,219	5,339
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	4,777	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	8,620	9,077
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	1,084	—
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	—	11,770
Smarsh Inc.	First lien senior secured delayed draw term loan	10,381	10,381
Smarsh Inc.	First lien senior secured revolving loan	830	830
Soliant Lower Intermediate, LLC (dba Soliant)	First lien senior secured revolving loan	14,389	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	41,416	15,212
Sonny's Enterprises, LLC	First lien senior secured revolving loan	25,901	25,158
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	20,889	28,751
Southern Air & Heat Holdings, LLC	First lien senior secured revolving loan	220	259
Spotless Brands, LLC	First lien senior secured revolving loan	898	1,146
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured delayed draw term loan	12,267	12,267
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured revolving loan	6,133	6,133
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	3,626	5,579
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	5,336	5,336
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	—	2,360

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Portfolio Company	Investment	September 30, 2024	December 31, 2023
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	16,473	7,768
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	4,643	3,508
The Shade Store, LLC	First lien senior secured delayed draw term loan	10,580	—
The Shade Store, LLC	First lien senior secured revolving loan	3,457	2,455
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	194	418
Troon Golf, LLC	First lien senior secured delayed draw term loan	54,899	—
Troon Golf, LLC	First lien senior secured revolving loan	27,449	7,207
Truist Insurance Holdings, LLC	First lien senior secured revolving loan	6,720	—
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	1,300	2,000
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	46,663	41,400
Unified Women's Healthcare, LP	First lien senior secured revolving loan	8,120	8,120
USIC Holdings, Inc.	First lien senior secured delayed draw term loan	2,179	—
USIC Holdings, Inc.	First lien senior secured revolving loan	2,483	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured delayed draw term loan	13,971	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	4,975	1,096
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	142	124
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	44,226	—
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	20,382	—
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	7,962	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured loan	399,590	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured delayed draw term loan	34,475	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	68,950	—
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	67	833
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	4,500	4,500
Zendesk, Inc.	First lien senior secured delayed draw term loan	35,425	30,080
Zendesk, Inc.	First lien senior secured revolving loan	14,587	12,386
Total Unfunded Portfolio Company Commitments		$3,393,382	$1,394,947

As of September 30, 2024, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $2.9 million for the period from April 22, 2020 (Inception) to September 30, 2024, of which $2.9 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered. The Adviser is responsible for the payment of the Company’s organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by the Company.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2024, management was not aware of any pending or threatened litigation.

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

The following table summarizes transactions with respect to shares of the Company’s common stock during the following periods:

	For the Three Months Ended September 30, 2024
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	43,540,444	$419,600	2,410,932	$23,070	91,065,168	$871,691	137,016,544	$1,314,361
Shares/gross proceeds from the private placements	—	—	—	—	6,706,401	64,211	6,706,401	64,211
Share Transfers between classes(1)	(208)	(2)	—	—	207	2	(1)	—
Reinvestment of distributions	4,692,273	44,786	365,070	3,490	8,894,261	85,133	13,951,604	133,409
Repurchased shares	(4,872,698)	(46,534)	(225,274)	(2,153)	(10,756,911)	(102,943)	(15,854,883)	(151,630)
Total shares/gross proceeds	43,359,811	417,850	2,550,728	24,407	95,909,126	918,094	141,819,665	1,360,351
Sales load	—	(3,931)	—	(21)	—	—	—	(3,952)
Total shares/net proceeds	43,359,811	$413,919	2,550,728	$24,386	95,909,126	$918,094	141,819,665	$1,356,399

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

	For the Three Months Ended September 30, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	35,007,017	$329,144	5,425,168	$50,663	53,848,440	$503,958	94,280,625	$883,765
Shares/gross proceeds from the private placements	—	—	—	—	3,253,834	30,412	3,253,834	30,412
Share Transfers between classes(1)	—	—	—	—	—	—	—	—
Reinvestment of distributions	2,292,217	21,384	664,198	6,202	4,268,507	39,933	7,224,922	67,519
Repurchased shares	(1,573,405)	(14,790)	(1,379,185)	(12,978)	(8,074,185)	(76,140)	(11,026,775)	(103,908)
Total shares/gross proceeds	35,725,829	335,738	4,710,181	43,887	53,296,596	498,163	93,732,606	877,788
Sales load	—	(2,621)	—	—	—	—	—	(2,621)
Total shares/net proceeds	35,725,829	$333,117	4,710,181	$43,887	53,296,596	$498,163	93,732,606	$875,167

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	For the Nine Months Ended September 30, 2024
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	148,750,251	$1,428,771	11,017,957	$105,060	272,940,459	$2,605,210	432,708,667	$4,139,041
Shares/gross proceeds from the private placements	—	—	—	—	22,712,902	216,716	22,712,902	216,716
Share Transfers between classes(1)	(247,125)	(2,359)	(35,690,399)	(338,702)	35,899,362	341,061	(38,162)	—
Reinvestment of distributions	12,163,615	115,812	1,250,469	11,909	23,186,037	221,346	36,600,121	349,067
Repurchased shares	(13,735,393)	(130,889)	(3,368,981)	(32,065)	(29,584,204)	(282,674)	(46,688,578)	(445,628)
Total shares/gross proceeds	146,931,348	1,411,335	(26,790,954)	(253,798)	325,154,556	3,101,659	445,294,950	4,259,196
Sales load	—	(12,656)	—	(122)	—	—	—	(12,778)
Total shares/net proceeds	146,931,348	$1,398,679	(26,790,954)	$(253,920)	325,154,556	$3,101,659	445,294,950	$4,246,418

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

	For the Nine Months Ended September 30, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	80,662,197	$752,341	16,501,836	$152,821	140,706,099	$1,304,023	237,870,132	$2,209,185
Shares/gross proceeds from the private placements	—	—	—	—	7,594,982	70,448	7,594,982	70,448
Share Transfers between classes(1)	(230,952)	(2,127)	—	—	230,202	2,127	(750)	—
Reinvestment of distributions	5,966,108	55,159	1,804,722	16,698	11,009,979	102,088	18,780,809	173,945
Repurchased shares	(5,687,039)	(52,800)	(3,240,174)	(30,240)	(20,384,678)	(190,235)	(29,311,891)	(273,275)
Total shares/gross proceeds	80,710,314	752,573	15,066,384	139,279	139,156,584	1,288,451	234,933,282	2,180,303
Sales load	—	(6,319)	—	(144)	—	—	—	(6,463)
Total shares/net proceeds	80,710,314	$746,254	15,066,384	$139,135	139,156,584	$1,288,451	234,933,282	$2,173,840

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

The changes to the Company’s offering price per share for the nine months ended September 30, 2024 and 2023 were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

January 1, 2023	$9.06	$0.32	$9.38
February 1, 2023	$9.24	$0.32	$9.56
March 1, 2023	$9.23	$0.32	$9.55
April 1, 2023	$9.21	$0.32	$9.53
May 1, 2023	$9.21	$0.32	$9.53
June 1, 2023	$9.18	$0.32	$9.50
July 1, 2023	$9.28	$0.32	$9.60
August 1, 2023	$9.33	$0.33	$9.66
September 1, 2023	$9.37	$0.33	$9.70
January 1, 2024	$9.48	$0.33	$9.81
February 1, 2024	$9.49	$0.33	$9.82
March 1, 2024	$9.49	$0.33	$9.82
April 1, 2024	$9.50	$0.33	$9.83
May 1, 2024	$9.51	$0.33	$9.84
June 1, 2024	$9.57	$0.33	$9.90
July 1, 2024	$9.53	$0.33	$9.86
August 1, 2024	$9.55	$0.33	$9.88
September 1, 2024	$9.56	$0.33	$9.89

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

January 1, 2023	$9.07	$0.14	$9.21
February 1, 2023	$9.25	$0.14	$9.39
March 1, 2023	$9.24	$0.14	$9.38
April 1, 2023	$9.22	$0.14	$9.36
May 1, 2023	$9.22	$0.14	$9.36
June 1, 2023	$9.19	$0.14	$9.33
July 1, 2023	$9.29	$0.14	$9.43
August 1, 2023	$9.34	$0.14	$9.48
September 1, 2023	$9.38	$0.14	$9.52
January 1, 2024	$9.49	$0.14	$9.63
February 1, 2024	$9.50	$0.14	$9.64
March 1, 2024	$9.50	$0.14	$9.64
April 1, 2024	$9.51	$0.14	$9.65
May 1, 2024	$9.52	$0.14	$9.66
June 1, 2024	$9.58	$0.14	$9.72
July 1, 2024	$9.55	$0.14	$9.69
August 1, 2024	$9.56	$0.14	$9.70
September 1, 2024	$9.57	$0.14	$9.71

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

January 1, 2023	$9.08	$—	$9.08
February 1, 2023	$9.26	$—	$9.26
March 1, 2023	$9.26	$—	$9.26
April 1, 2023	$9.24	$—	$9.24
May 1, 2023	$9.24	$—	$9.24
June 1, 2023	$9.21	$—	$9.21
July 1, 2023	$9.31	$—	$9.31
August 1, 2023	$9.36	$—	$9.36
September 1, 2023	$9.39	$—	$9.39
January 1, 2024	$9.50	$—	$9.50
February 1, 2024	$9.51	$—	$9.51
March 1, 2024	$9.52	$—	$9.52
April 1, 2024	$9.53	$—	$9.53
May 1, 2024	$9.53	$—	$9.53
June 1, 2024	$9.59	$—	$9.59
July 1, 2024	$9.56	$—	$9.56
August 1, 2024	$9.58	$—	$9.58
September 1, 2024	$9.58	$—	$9.58

Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were recorded during the following periods:

	For the Nine Months Ended September 30, 2024
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 20, 2023	January 31, 2024	February 23, 2024	$0.07010	$21,517	$2,829	$42,089
February 21, 2024	February 29, 2024	March 22, 2024	0.07010	22,651	2,984	44,196
February 21, 2024	March 29, 2024	April 23, 2024	0.10280	35,655	4,144	67,452
February 21, 2024	April 30, 2024	May 22, 2024	0.07010	24,985	2,868	49,096
May 7, 2024	May 31, 2024	June 26, 2024	0.07010	26,216	3,105	51,937
May 7, 2024	June 28, 2024	July 24, 2024	0.10280	41,249	4,646	78,628
May 7, 2024	July 31, 2024	August 22, 2024	0.07010	28,185	3,184	56,502
August 6, 2024	August 31, 2024	September 25, 2024	0.07010	29,198	3,267	58,767
August 6, 2024	September 30, 2024	October 24, 2024	0.10280	45,420	4,903	88,490
		Total	$0.72900	$275,076	$31,930	$537,157

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
The Company has adopted a distribution reinvestment plan which was amended and restated on May 6, 2024. The amended and restated distribution reinvestment plan provides for the reinvestment of cash distributions on behalf of shareholders who have enrolled in the distribution reinvestment plan. As a result, if the Board authorizes and declares a cash distribution, then the shareholders who have enrolled in the distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock, rather than receiving the cash distribution. The Company expects to use newly issued shares to implement the distribution reinvestment plan. The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from the Adviser, which is subject to recoupment. In no event, however, will funds be advanced or borrowed for the purpose of distributions, if the amount of such distributions would exceed the Company’s accrued and received revenues for the previous four quarters, less paid and accrued operating expenses with respect to such revenues and costs. Prior to the termination of the Expense Support Agreement on March 7, 2023, a portion of the Company’s distributions resulted from expense support from the Adviser. The purpose of this arrangement was to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the following periods:

	For the Nine Months Ended September 30, 2024
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.72900	$844,163	100.0%
Total	$0.72900	$844,163	100.0%

(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to Note 11 “Financial Highlights” for amounts by share class.

	For the Nine Months Ended September 30, 2023
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.67375	$455,222	100.0%
Total	$0.67375	$455,222	100.0%

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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
February 28, 2023	S	March 31, 2023	$21,643	$9.21	2,349,994
February 28, 2023	D	March 31, 2023	$3,453	$9.22	374,566
February 28, 2023	I	March 31, 2023	$68,023	$9.24	7,361,842
May 31, 2023	S	June 30, 2023	$16,367	$9.28	1,763,641
May 31, 2023	D	June 30, 2023	$13,809	$9.29	1,486,423
May 31, 2023	I	June 30, 2023	$46,072	$9.31	4,948,651
August 24, 2023	S	September 30, 2023	$14,790	$9.40	1,573,405
August 24, 2023	D	September 30, 2023	$12,978	$9.41	1,379,185
August 24, 2023	I	September 30, 2023	$76,140	$9.43	8,074,185
February 27, 2024	S	March 31, 2024	$33,826	$9.50	3,560,660
February 27, 2024	D	March 31, 2024	$26,354	$9.51	2,771,164
February 27, 2024	I	March 31, 2024	$81,994	$9.53	8,603,765
May 24, 2024	S	June 28, 2024	$50,529	$9.53	5,302,035
May 24, 2024	D	June 28, 2024	$3,558	$9.55	372,544
May 24, 2024	I	June 28, 2024	$97,737	$9.56	10,223,527
August 30, 2024	S	September 30, 2024	$46,534	$9.55	4,872,698
August 30, 2024	D	September 30, 2024	$2,153	$9.56	225,274
August 30, 2024	I	September 30, 2024	$102,943	$9.57	10,756,911

Note 9. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended September 30,
	2024			2023
($ in thousands, except per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Increase (decrease) in net assets resulting from operations	$107,506	$11,854	$212,160	$89,934	$21,281	$154,194
Weighted average shares of common stock outstanding—basic and diluted	460,330,255	47,766,793	835,954,921	266,167,781	62,982,453	456,349,592
Earnings (loss) per common share—basic and diluted	$0.23	$0.25	$0.25	$0.34	$0.34	$0.34

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	For the Nine Months Ended September 30,
	2024			2023
($ in thousands, except per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Increase (decrease) in net assets resulting from operations	$301,796	$35,109	$585,375	$233,584	$57,320	$402,694
Weighted average shares of common stock outstanding—basic and diluted	410,072,703	45,110,739	734,685,992	236,530,998	58,042,790	407,774,285
Earnings (loss) per common share—basic and diluted	$0.74	$0.78	$0.80	$0.99	$0.99	$0.99

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

For the three and nine months ended September 30, 2024, the Company recorded an expense for U.S. federal excise tax of $2.2 million and $5.5 million, respectively. For the three and nine months ended September 30, 2023, the Company recorded an expense for U.S. federal excise tax of $1.0 million and $2.5 million, respectively.

Taxable Subsidiaries

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2024, the Company recorded a net tax expense/(benefit) of approximately $923 thousand and $913 thousand, respectively for taxable subsidiaries. For the three and nine months ended September 30, 2023, the Company recorded a net tax benefit of approximately $1 thousand and $3 thousand, respectively for taxable subsidiaries.

The Company recorded net deferred tax liability of $915 thousand and net deferred tax asset of $2 thousand as of September 30, 2024 and September 30, 2023, respectively, for taxable subsidiaries, which is primarily related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the following periods:

	For the Nine Months Ended September 30,
	2024			2023
($ in thousands, except share and per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Per share data:
Net asset value, at beginning of period	$9.48	$9.49	$9.50	$9.06	$9.07	$9.08
Results of operations:
Net investment income (loss)(1)	0.78	0.82	0.84	0.78	0.82	0.84
Net realized and unrealized gain (loss)(2)	(0.04)	(0.04)	(0.04)	0.17	0.17	0.18
Net increase (decrease) in net assets resulting from operations	$0.74	$0.78	$0.80	$0.95	$0.99	$1.02
Shareholder distributions:
Distributions from net investment income(3)	(0.67)	(0.71)	(0.73)	(0.61)	(0.65)	(0.67)
Net decrease in net assets from shareholders’ distributions	$(0.67)	$(0.71)	$(0.73)	$(0.61)	$(0.65)	$(0.67)
Total increase (decrease) in net assets	0.07	0.07	0.07	0.34	0.34	0.35
Net asset value, at end of period	$9.55	$9.56	$9.57	$9.40	$9.41	$9.43

Total return(4)	8.0%	8.5%	8.7%	8.6%	9.1%	9.4%

Ratios
Ratio of net expenses to average net assets(5)(6)	10.9%	10.3%	10.0%	11.1%	10.6%	10.3%
Ratio of net investment income to average net assets(6)	11.3%	11.9%	12.2%	11.4%	12.1%	12.4%
Portfolio turnover rate	39.4%	39.4%	39.4%	3.7%	3.7%	3.7%

Supplemental Data
Weighted-average shares outstanding	410,072,703	45,110,739	734,685,992	236,530,998	58,042,790	407,774,285
Shares outstanding, end of period	472,776,935	48,636,240	860,780,379	277,661,749	63,961,682	471,968,302
Net assets, end of period	$4,512,972	$464,824	$8,239,285	$2,610,435	$602,053	$4,449,480

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
(5)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the nine months ended September 30, 2024, the total operating expenses to average net assets were 10.9%, 10.3% and 10.0%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. For the nine months ended September 30, 2023, the total operating expenses to average net assets were 11.1%, 10.6% and 10.3%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. Past performance is not a guarantee of future results.
(6)The ratio reflects an annualized amount, except in the case of non-recurring expenses and offering expenses.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

Core Income Funding V Amendment

On October 16, 2024, Core Income Funding V entered into the Second Amendment to SPV Asset Facility V in order to, among other things, (i) increase the financing limit under the SPV Asset Facility V from $300.0 million to $500.0 million, (ii) amends the Commitment Reduction Fee, (iii) amends the Applicable Margin from 2.70% to a range of 1.60% to 2.05% depending on the composition of the collateral, (iv) amends the Non-Usage Fee to a range of 0.50% to 1.25%, subject to minimum utilization during the Reinvestment Period, (v) extends the end of the reinvestment period from March 9, 2026 to October 15, 2027, and (vi) extends the maturity date from March 9, 2028 to October 16, 2029.

CLO XIX

On October 29, 2024, the Company completed a $401.3 million term debt securitization transaction by the Company’s consolidated subsidiary, Owl Rock CLO XIX, LLC (the “CLO XIX Issuer”). As part of the transaction, the CLO XIX Issuer (x) issued the following classes of notes: (i) $153.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 1.65% and (ii) $32.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 1.90% and (y) borrowed (i) $50.0 million under floating rate Class A-1L-1 loans which bear interest at three-month term SOFR plus 1.65% and (ii) $25 million under floating rate Class A-1L-2 loans which bear interest at three-month term SOFR plus 1.65%. The CLO XIX Issuer also issued approximately $141.3 million of subordinated securities, in the form of 141,300 preferred shares at an issue price of U.S.$1,000 per share held by the Company. All classes of notes and loans are scheduled to mature on the payment date in July 2036.

Revolving Credit Facility Amendment

On October 18, 2024, the parties to the Revolving Credit Facility entered into an amendment to, among other things, (i) extend the revolver availability period from November 2027 to October 2028, (ii) extend the scheduled maturity date from November 2028 to October 2029, (iii) increase the total facility amount from $2.12 billion to $2.95 billion, (iv) increase the accordion provision to permit increases to a total facility amount of up to $4.60 billion, (v) reduce the fee from 0.375% to 0.350% on undrawn amounts under the Revolving Credit Facility, (vi) reduce the applicable margin (a) with respect to amounts drawn under the Revolving Credit Facility in U.S. dollars bearing interest at the alternative base rate, from 1.00% to 0.875% per annum, (b) with respect to amounts drawn under the Revolving Credit Facility in U.S. dollars bearing interest at term SOFR, from 2.00% to 1.875% per annum, and (c) with respect to amounts drawn under the Revolving Credit Facility in other permitted currencies, from 2.00% to 1.875% per annum and (vii) reset the minimum shareholders’ equity test.

Revolving Credit Facility Commitment Increase

On October 25, 2024, the revolving credit facility under the Revolving Credit Facility increased from $2.80 billion to $2.95 billion, after which the Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $3.10 billion.

Core Income Funding VII Amendment

On October 18, 2024, Core Income Funding VII entered into Amendment No. 1 to SPV Asset Facility VII in order to, among other things, (i) increase the financing limit under the SPV Asset Facility VII from $300.0 million to $500.0 million, (ii) amend the applicable margin from a range of 1.60% to 2.37%, to a range of 1.60% to 2.10% depending on the composition of the collateral.

Australian Debt Issuance Program

On October 21, 2024, the Company issued A$450.0 million aggregate principal amount of 6.500% notes due October 23, 2027 (the “AUD 2027 Notes”), pursuant to Regulation S under the Securities Act. The AUD 2027 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. In connection with the issuance of the AUD 2027 Notes, the Company entered into bilateral interest rate swaps, for a notional amount of A$450.0 million (of which A$379.0 million was a cross-currency swap). The Company received fixed rate interest of 6.50% and paid variable rate interest based on one-month SOFR plus 2.67%.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Equity Raise

As of November 7, 2024, the Company issued 489,932,994 shares of Class S common stock, 88,112,810 shares of Class D common stock, and 886,349,789 shares of Class I common stock and have raised total gross proceeds of $4.61 billion, $0.82 billion, and $8.29 billion, respectively, including seed capital of $1,000 contributed by our Adviser in September 2020 and approximately $25.0 million in gross proceeds raised from an entity affiliated with the Adviser. In addition, we received $433.5 million in gross subscription payments which we accepted on November 1, 2024 and which is pending our determination of the net asset value per share applicable to such purchase.

Dividend

On November 5, 2024, the Company’s Board declared a distribution of (i) $0.070100 per share, payable on or before December 31, 2024 to shareholders of record as of November 29, 2024, (ii) $0.070100 per share, payable on or before January 31, 2025 to shareholders of record as of December 31, 2024, and (iii) $0.070100 per share, payable on or before February 28, 2025 to shareholders of record as of January 31, 2025 and (iv) a special distribution of $0.032700 per share, payable on or before January 31, 2025 to shareholders of record as of December 31, 2024.

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
Since meeting the minimum offering requirement and commencing our continuous public offering through September 30, 2024, we have issued 476,407,044 shares of Class S common stock, 87,017,672 shares of Class D common stock, and 853,464,485 shares of Class I common stock for gross proceeds, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, of $4.48 billion, $0.81 billion, and $7.98 billion, respectively, including $1,000 of seed capital contributed by our Adviser in September 2020, approximately $25.0 million in gross proceeds raised from an entity affiliated with the Adviser, and 50,251,978 shares of our Class I common stock issued in a private placement issued to feeder vehicles primarily created to hold our Class I shares for gross proceeds of approximately $0.47 billion. The Adviser, the entity affiliated with the Adviser, and their permitted assignees may not engage in any transaction that would result in the effective economic disposition of the Class I shares.

Our Adviser also serves as investment adviser to Blue Owl Capital Corporation and Blue Owl Capital Corporation II.
Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on acquiring equity stakes in and providing debt financing to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies and real estate credit. Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OTCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which also are registered investment advisers. As of September 30, 2024, the Adviser and its affiliates had $128.44 billion of assets under management across Blue Owl’s Credit platform.
The management of our investment portfolio is the responsibility of the Adviser and the Diversified Lending Investment Committee. The Investment Team is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s investment committees. Blue Owl’s Credit platform has four investment committees each of which focuses on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s Credit platform’s investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Patrick Linnemann, Meenal Mehta and Logan Nicholson. We consider the individuals on the Diversified Lending Investment Committee to be our portfolio managers. The Investment Team, under the Diversified Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis.
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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle-market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through September 30, 2024, our Adviser and its affiliates have originated $128.73 billion aggregate principal amount of investments, of which $124.90 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle-market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity. Except for our specialty financing portfolio investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder. We intend, under normal circumstances, to invest directly, or indirectly through our investments in OCIC SLF LLC (f/k/a Blue Owl Credit Income Senior Loan Fund) (“OCIC SLF”) and Blue Owl Credit SLF LLC (“Credit SLF”) or any similarly situated companies, at least 80% of the value of our total assets in credit investments. We define “credit” to mean debt investments made in exchange for regular interest payments.

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

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities, including publicly traded debt instruments, which we may hold directly or through special purposes vehicles. These investments may include high-yield bonds, which are often referred to as “junk bonds”, and broadly syndicated loans. In addition, we may invest a portion of our portfolio in opportunistic investments and broadly syndicated loans, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, including publicly traded debt instruments, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than those of middle-market companies, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.

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

We target portfolio companies where we can structure larger transactions that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio). As of September 30, 2024, our average investment size in each of our portfolio companies was approximately $71.1 million based on fair value. As of September 30, 2024, excluding the investment in OCIC SLF, Credit SLF and certain investments that fall outside our typical borrower profile, our portfolio companies representing 91.3% of our total debt portfolio based on fair value, had weighted average annual revenue of $1.09 billion, weighted average annual EBITDA of $266.5 million, an average interest coverage of 1.8x and an average net loan-to-value of 38.7%.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2024, 98.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, are provided and paid for by the Adviser. We bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Administration Agreement; and (iii) all other expenses of our operations and transactions including, without limitation, those relating to:

•expenses deemed to be “organization and offering expenses” for purposes of FINRA Conduct Rule 2310(a)(12) (exclusive of commissions, the dealer manager fee, any discounts and other similar expenses paid by investors at the time of sale of our stock);
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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of September 30, 2024, the amount of Expense Support payments provided by our Adviser since inception is $9.4 million.

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

Limited Availability of Capital for Middle Market Companies. The middle-market is a large addressable market. According to GE Capital’s National Center for the Middle Market Mid-Year 2024 Middle Market Indicator, there are approximately 200,000 U.S. middle-market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle-market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle-market companies as those between $10 million and $1.00 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle-market companies. We believe U.S. middle-market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that regulatory and structural factors, industry consolidation and general risk aversion, limit the amount of traditional financing available to U.S. middle-market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there are a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.

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

Secular Trends Supporting Growth for Private Credit. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by uncertainty regarding inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public loan markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2023, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

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

Portfolio and Investment Activity

As of September 30, 2024, based on fair value, our portfolio consisted of 89.4% first lien senior secured debt investments (of which 37.5% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 3.5% second-lien senior secured debt investments, 1.8% unsecured debt investments, 1.3% joint ventures, 1.8% preferred equity investments, and 2.2% common equity investments.

As of September 30, 2024, our weighted average total yield of the portfolio at fair value and amortized cost was 10.5% and 10.5%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 10.7% and 10.7%, respectively. Refer to our weighted average yields and interest rates table for more information on our calculation of weighted average yields. As of September 30, 2024, the weighted average spread of total debt investments was 5.4%.

As of September 30, 2024 we had investments in 349 portfolio companies with an aggregate fair value of $24.83 billion. As of September 30, 2024, we had net leverage of 0.86x debt-to-equity and we target net leverage of 0.90x-1.25x debt-to-equity.

In the current lending environment, public loan markets have remained active while merger and acquisition activity remains below historical levels; however, our platform continues to find attractive investment opportunities for deployment, predominantly in first lien originations. In addition, a large portion of our originations across the platform this quarter were deployed into existing borrowers as part of add-on transactions.

The credit quality of our portfolio has been consistent. We continue to focus on investing in recession resistant industries that we are familiar with, including service-oriented sectors such as software, insurance, food and beverage and healthcare, all of which serve diversified and durable end markets. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers have a weighted average EBITDA of $266.5 million and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1.00 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection.

Many of the companies in which we invest are continuing to see modest growth in both revenues and EBITDA. However, in the event of further geopolitical, economic and financial market instability in the U.S. and elsewhere, it is possible that the results of some of the middle-market companies similar to those in which we invest could be challenged. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
We also continue to invest in OCIC SLF, Credit SLF and in specialty financing portfolio companies, including Fifth Season Investments LLC (“Fifth Season”), LSI Financing DAC 1 (“LSI Financing”), and AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”) and have seen a meaningful increase in the value of some of these strategic equity positions. In the future we may invest through additional specialty finance portfolio companies, joint ventures, partnerships or other special purpose vehicles. See “Specialty Financing Portfolio Companies.” These companies may use our capital to support acquisitions which could continue to lead to increased dividend income across well-diversified underlying portfolios.

Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended September 30,
($ in thousands)	2024	2023
New investment commitments
Gross originations	$4,757,262	$1,827,171
Less: Sell downs	—	(19,944)
Total new investment commitments	$4,757,262	$1,807,227
Principal amount of investments funded:
First-lien senior secured debt investments	$4,037,954	$1,491,719
Second-lien senior secured debt investments	11,250	35,000
Unsecured debt investments	—	—
Joint ventures	19,469	35,000
Preferred equity investments	549	—
Common equity investments	13,318	37,266
Total principal amount of investments funded	$4,082,540	$1,598,985
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(1,470,877)	$(251,695)
Second-lien senior secured debt investments	(126,185)	(60,539)
Unsecured debt investments	—	—
Joint ventures	—	—
Preferred equity investments	(43,956)	(11,584)
Common equity investments	(1,882)	—
Total principal amount of investments sold or repaid	$(1,642,900)	$(323,818)
Number of new investment commitments in new portfolio companies(1)	22	23
Average new investment commitment amount in new portfolio companies	94,888	31,950
Weighted average term for new investment commitments (in years)	6.7	5.5
Percentage of new debt investment commitments at floating rates	100.0%	97.9%
Percentage of new debt investment commitments at fixed rates	—%	2.1%

	For the Three Months Ended September 30,
($ in thousands)	2024	2023
Weighted average interest rate of new debt investment commitments(2)(3)	9.3%	11.2%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	4.7%	5.8%

(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)For the three months ended September 30, 2024, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.59% as of September 30, 2024.
(3)For the three months ended September 30, 2023, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.40% as of September 30, 2023.

Investments at fair value and amortized cost consisted of the below as of the following periods:

	September 30, 2024			December 31, 2023
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$22,166,576	$22,190,779	(5)	$13,742,305	$13,788,717	(6)
Second-lien senior secured debt investments	901,260	863,470		1,199,591	1,184,755
Unsecured debt investments	435,337	441,852		242,352	244,661
Preferred equity investments(2)	432,547	441,815		709,751	721,545
Common equity investments(3)	510,936	572,746		416,011	448,974
Joint ventures(4)	324,659	319,417		261,433	273,441
Total Investments	$24,771,315	$24,830,079		$16,571,443	$16,662,093

(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investments in LSI Financing.
(3)Includes equity investments in Amergin AssetCo and Fifth Season.
(4)Includes equity investments in OCIC SLF and Credit SLF.
(5)37.5% of which we consider unitranche loans.
(6)44.6% of which we consider unitranche loans.

The table below describes investments by industry composition based on fair value as of the following periods:

	September 30, 2024	December 31, 2023
Advertising and media	2.6%	1.9%
Aerospace and defense	0.4	0.5
Asset based lending and fund finance(1)	1.2	1.7
Automotive services(2)	0.8	0.7
Automotive aftermarket(2)	0.1	0.2
Buildings and real estate	2.7	3.6
Business services	5.9	5.5
Chemicals	2.7	1.6
Consumer products	1.6	2.0
Containers and packaging	2.7	3.2
Distribution	2.5	3.0
Education	0.6	0.8
Energy equipment and services	0.4	—
Financial services	5.6	3.1
Food and beverage	5.7	5.7
Healthcare equipment and services	4.3	4.8
Healthcare providers and services	12.4	14.8
Healthcare technology	5.6	4.3
Household products	1.4	1.9

	September 30, 2024	December 31, 2023
Human resource support services	1.0	1.0
Infrastructure and environmental services	1.7	1.6
Insurance(3)	9.8	9.7
Internet software and services	10.9	12.8
Joint ventures(4)	1.3	1.6
Leisure and entertainment	3.1	0.8
Manufacturing	3.3	5.0
Pharmaceuticals(5)	1.1	0.5
Professional services	4.9	4.4
Specialty retail	1.9	1.9
Telecommunications	1.2	0.4
Transportation	0.6	1.0
Total	100.0%	100.0%

(1)Includes investment in Amergin AssetCo.
(2)This was disclosed as “Automotive” as of December 31, 2023.
(3)Includes equity investment in Fifth Season.
(4)Includes equity investment in OCIC SLF and Credit SLF.
(5)Includes equity investment in LSI Financing.

The table below describes investments by geographic composition based on fair value as of the following periods:

	September 30, 2024	December 31, 2023
United States:
Midwest	23.4%	23.3%
Northeast	16.5	17.7
South	32.2	31.3
West	17.7	18.5
International	10.2	9.2
Total	100.0%	100.0%

The table below describes the weighted average yields and interest rates of our investments at fair value as of the following periods:

	September 30, 2024	December 31, 2023
Weighted average total yield of portfolio(1)	10.5%	11.4%
Weighted average total yield of debt and income producing securities(1)	10.7%	11.6%
Weighted average interest rate of debt securities	10.3%	11.2%
Weighted average spread over base rate of all floating rate investments	5.3%	5.9%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	September 30, 2024		December 31, 2023
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$1,237,211	5.0%	$942,463	5.7%
2	22,663,993	91.3	15,378,993	92.2
3	917,779	3.7	329,859	2.0
4	8,544	—	—	—
5	2,552	—	10,778	0.1
Total	$24,830,079	100.0%	$16,662,093	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of the following periods:

	September 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$23,498,285	100.0%	$15,172,755	99.9%
Non-accrual	4,888	0.0	11,493	0.1
Total	$23,503,173	100.0%	$15,184,248	100.0%

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

Specialty Financing Portfolio Companies

Amergin

Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of September 30, 2024, our commitment to Amergin AssetCo is $229.0 million, of which $146.6 million is equity and $82.4 million is debt. Our investment in Amergin is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Amergin AssetCo.

Fifth Season Investments LLC

Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity commitment to Fifth Season. As of September 30, 2024, the fair value of our investment in Fifth Season was $282.9 million. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Fifth Season.

LSI Financing 1 DAC

LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial equity commitment to LSI Financing. As of September 30, 2024, the fair value of our investment in LSI Financing was $94.9 million and our total commitment was $214.9 million. Our investment in LSI Financing is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC.

Joint Ventures

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

As of September 30, 2024 and December 31, 2023, OCIC SLF had total investments in senior secured debt at fair value, as determined by an independent valuation firm, of $1.67 billion and $1.15 billion, respectively. The determination of fair value is in accordance with FASB ASC 820, as amended; however, such fair value is not included in our valuation process. The following table is a summary of OCIC SLF’s portfolio as well as a listing of the portfolio investments in OCIC SLF’s portfolio as of the following periods:

($ in thousands)	September 30, 2024	December 31, 2023
Total senior secured debt investments(1)	$1,684,979	$1,157,358
Weighted average spread over base rate(1)	3.5%	3.8%
Number of portfolio companies	239	192
Largest funded investment to a single borrower(1)	$16,218	$14,420

(1)At par.

OCIC SLF LLC’s Portfolio as of September 30, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Debt Investments
Advertising and media
Project Boost Purchaser, LLC (dba JD Power)(6)	First lien senior secured loan	SR +	3.50%	07/2031	6,276	$6,261	$6,271	1.8%
						6,261	6,271	1.8%
Aerospace and defense
Amentum Government Services Holdings LLC(6)	First lien senior secured loan	SR +	2.25%	07/2031	6,331	$6,315	$6,307	1.8%

OCIC SLF LLC’s Portfolio as of September 30, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
American Airlines, Inc.(5)	First lien senior secured loan	SR +	2.75%	02/2028	6,460	6,432	6,443	1.8%
Bleriot US Bidco Inc.(6)	First lien senior secured loan	SR +	3.25%	10/2030	9,469	9,436	9,471	2.7%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(5)	First lien senior secured loan	SR +	3.50%	08/2028	8,256	8,269	8,258	2.4%
KBR, Inc(5)	First lien senior secured loan	SR +	2.00%	01/2031	1,878	1,878	1,875	0.5%
Peraton Corp.(5)	First lien senior secured loan	SR +	3.75%	02/2028	13,357	13,156	12,826	3.6%
Transdigm Inc.(6)	First lien senior secured loan	SR +	2.75%	08/2028	1,975	1,974	1,974	0.6%
Transdigm Inc.(6)	First lien senior secured loan	SR +	2.75%	03/2030	2,358	2,358	2,357	0.7%
Transdigm Inc.(6)	First lien senior secured loan	SR +	2.50%	02/2031	1,989	1,991	1,980	0.6%
Transdigm Inc.(6)	First lien senior secured loan	SR +	2.50%	01/2032	2,100	2,095	2,091	0.6%
United Airlines, Inc.(6)	First lien senior secured loan	SR +	2.75%	02/2031	1,990	1,981	1,991	0.6%
Vertex Aerospace Services Corp. (dba V2X)(5)	First lien senior secured loan	SR +	2.75%	12/2030	4,392	4,390	4,387	1.2%
						60,275	59,960	17.1%
Automotive services
Belron Finance US LLC(6)	First lien senior secured loan	SR +	2.25%	04/2029	1,234	$1,229	$1,234	0.4%
Mister Car Wash Holdings, Inc.(5)	First lien senior secured loan	SR +	3.00%	03/2031	4,133	4,135	4,134	1.2%
PAI Holdco, Inc.(6)	First lien senior secured loan	SR +	3.75%	10/2027	6,511	6,161	5,949	1.7%
Wand Newco 3, Inc. (dba Caliber )(6)	First lien senior secured loan	SR +	3.25%	01/2031	3,316	3,316	3,310	0.9%
						14,841	14,627	4.2%
Buildings and real estate
American Builders & Contractors Supply Co., Inc.(5)	First lien senior secured loan	SR +	1.75%	01/2031	1,013	$1,013	$1,013	0.3%
American Residential Services, LLC(6)	First lien senior secured loan	SR +	3.50%	10/2027	7,595	7,579	7,599	2.2%
ARCOSA INC(6)(8)	First lien senior secured loan	SR +	2.25%	08/2031	2,521	2,521	2,521	0.7%
Core & Main LP(5)	First lien senior secured loan	SR +	2.25%	02/2031	4,061	4,043	4,061	1.2%
CPG International LLC(6)	First lien senior secured loan	SR +	2.00%	09/2031	4,125	4,115	4,125	1.1%
Cushman & Wakefield U.S. Borrower, LLC(5)	First lien senior secured loan	SR +	2.75%	08/2025	61	61	61	—%
Cushman & Wakefield U.S. Borrower, LLC(5)	First lien senior secured loan	SR +	3.75%	01/2030	10,978	10,982	10,969	3.1%
Dodge Construction Network LLC(6)	First lien senior secured loan	SR +	4.75%	02/2029	5,181	4,908	3,810	1.1%
EMRLD Borrower LP (dba Emerson Climate Technologies, Inc.)(6)	First lien senior secured loan	SR +	2.50%	05/2030	8,888	8,878	8,866	2.5%
EMRLD Borrower LP (dba Emerson Climate Technologies, Inc.)(6)	First lien senior secured loan	SR +	2.50%	08/2031	1,583	1,579	1,579	0.4%
Greystar Real Estate Partners, LLC (dba Greystar)(5)	First lien senior secured loan	SR +	2.75%	08/2030	7,923	7,923	7,903	2.2%
Kodiak BP LLC(6)	First lien senior secured loan	SR +	3.75%	03/2028	6,917	6,890	6,926	2.0%
MIWD Holdco II LLC(5)	First lien senior secured loan	SR +	3.50%	03/2031	8,692	8,661	8,699	2.5%
Quikrete Holdings, Inc.(5)	First lien senior secured loan	SR +	2.50%	04/2031	2,646	2,643	2,646	0.8%
RealPage, Inc.(5)	First lien senior secured loan	SR +	3.00%	04/2028	13,337	12,836	12,937	3.7%
Wrench Group LLC(6)	First lien senior secured loan	SR +	4.00%	10/2028	13,599	13,586	13,588	3.9%
						98,218	97,303	27.7%
Business services
Boxer Parent Company Inc. (f/k/a BMC)(6)	First lien senior secured loan	SR +	3.75%	07/2031	16,218	$16,182	$16,175	4.6%
BrightView Landscapes, LLC(6)	First lien senior secured loan	SR +	2.50%	04/2029	8,519	8,505	8,498	2.4%
Brown Group Holdings, LLC(5)	First lien senior secured loan	SR +	2.75%	07/2031	11,484	11,458	11,450	3.3%
IDEMIA Group SAS(6)	First lien senior secured loan	SR +	4.25%	09/2028	7,958	7,987	7,973	2.3%
Madison Safety & Flow LLC(6)	First lien senior secured loan	SR +	3.25%	09/2031	3,552	3,543	3,548	1.0%
MKS Instruments, Inc.(5)	First lien senior secured loan	SR +	2.25%	08/2029	2,008	2,008	2,006	0.6%
NVENT ELEC PUB LTD CO (dba Nvent Thermal LLC)(6)	First lien senior secured loan	SR +	3.50%	09/2031	8,250	8,209	8,240	2.3%
Packers Holdings, LLC(5)	First lien senior secured loan	SR +	3.25%	03/2028	3,898	3,672	2,025	0.6%
Plano HoldCo, Inc. (dba Perficient)(6)(8)	First lien senior secured loan	SR +	3.50%	08/2031	8,435	8,394	8,393	2.4%
POLARIS PURCHASER, INC. (dba Plusgrade)(6)(8)	First lien senior secured loan	SR +	4.00%	03/2031	10,269	10,270	10,269	2.9%

OCIC SLF LLC’s Portfolio as of September 30, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Sitel Worldwide Corp.(5)	First lien senior secured loan	SR +	3.75%	08/2028	6,886	6,802	4,486	1.3%
Vestis Corp(6)	First lien senior secured loan	SR +	2.25%	02/2031	2,138	2,133	2,121	0.6%
VM Consolidated, Inc.(5)	First lien senior secured loan	SR +	2.75%	03/2028	2,093	2,093	2,095	0.6%
XPLOR T1, LLC(6)(8)	First lien senior secured loan	SR +	4.25%	06/2031	6,750	6,733	6,784	1.9%
						97,989	94,063	26.8%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(5)	First lien senior secured loan	SR +	4.75%	11/2027	7,413	$7,241	$7,382	2.1%
H.B. Fuller Company(5)	First lien senior secured loan	SR +	2.00%	02/2030	990	989	990	0.3%
Ineos US Finance LLC(5)	First lien senior secured loan	SR +	3.25%	02/2030	6,447	6,409	6,440	1.8%
Ineos US Finance LLC(5)	First lien senior secured loan	SR +	3.75%	01/2031	7,481	7,449	7,483	2.1%
Ineos US Petrochem LLC(5)	First lien senior secured loan	SR +	3.75%	03/2030	7,441	7,407	7,427	2.1%
Nouryon Finance B.V.(6)	First lien senior secured loan	SR +	3.50%	04/2028	10,820	10,822	10,822	3.1%
Potters(5)	First lien senior secured loan	SR +	3.75%	12/2027	2,987	2,997	3,000	0.9%
Windsor Holdings III LLC(5)	First lien senior secured loan	SR +	3.50%	08/2030	11,658	11,658	11,693	3.3%
						54,972	55,237	15.7%
Consumer products
BEP Intermediate Holdco, LLC (dba Buyers Edge Platform)(5)(8)	First lien senior secured loan	SR +	3.75%	04/2031	5,938	$5,909	$5,953	1.7%
Flexera(5)	First lien senior secured loan	SR +	3.50%	03/2028	2,939	2,948	2,939	0.8%
						8,857	8,892	2.5%
Containers and packaging
Anchor Packaging, LLC(5)	First lien senior secured loan	SR +	3.75%	07/2029	6,723	$6,710	$6,736	1.9%
Berlin Packaging(5)	First lien senior secured loan	SR +	3.75%	06/2031	9,794	9,784	9,783	2.8%
BW Holding, Inc.(6)	First lien senior secured loan	SR +	4.00%	12/2028	7,630	7,535	6,984	2.0%
Charter NEX US, Inc.(5)	First lien senior secured loan	SR +	3.25%	12/2027	1,786	1,790	1,786	0.5%
Plaze, Inc.(5)	First lien senior secured loan	SR +	3.75%	08/2026	6,806	6,677	6,308	1.7%
Pregis Topco LLC(5)	First lien senior secured loan	SR +	4.00%	07/2026	5,953	5,936	5,958	1.7%
ProAmpac PG Borrower LLC(6)	First lien senior secured loan	SR +	4.00%	09/2028	12,161	12,161	12,170	3.5%
Ring Container Technologies Group, LLC(5)	First lien senior secured loan	SR +	2.75%	08/2028		7,858	7,846	2.2%
SupplyOne, Inc.(5)	First lien senior secured loan	SR +	4.25%	04/2031	8,318	8,255	8,332	2.4%
Tricorbraun Holdings, Inc.(5)	First lien senior secured loan	SR +	3.25%	03/2028	15,333	14,920	15,020	4.3%
						81,626	80,923	23.0%
Distribution
AI Aqua Merger Sub, Inc. (dba Culligan)(5)	First lien senior secured loan	SR +	3.50%	07/2028	8,030	$8,019	$8,018	2.3%
Aramsco, Inc.(6)(8)(9)(10)	First lien senior secured delayed draw term loan	SR +	4.75%	10/2030	—	—	—	—%
Aramsco, Inc.(6)(8)	First lien senior secured loan	SR +	4.75%	10/2030	8,472	8,317	7,964	2.3%
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(5)	First lien senior secured loan	SR +	4.00%	01/2027	12,709	12,723	12,708	3.6%
Dealer Tire Financial, LLC(5)	First lien senior secured loan	SR +	3.50%	07/2031	10,890	10,837	10,904	3.1%
Foundation Building Materials, Inc.(6)	First lien senior secured loan	SR +	4.00%	01/2031	13,467	13,468	13,094	3.7%
Paint Intermediate III LLC (dba Wesco Group)(6)	First lien senior secured loan	SR +	3.00%	09/2031	6,462	6,429	6,445	1.8%
White Cap Supply Holdings, LLC(5)	First lien senior secured loan	SR +	3.25%	10/2029	15,443	15,387	15,324	4.4%
						75,180	74,457	21.2%
Education
Ellucian Holdings Inc. (f/k/a Sophia, L.P.)(5)	First lien senior secured loan	SR +	3.50%	10/2029	12,626	$12,623	$12,651	3.6%
Renaissance Learning, Inc.(5)	First lien senior secured loan	SR +	4.25%	04/2030	12,399	12,387	12,386	3.5%
Severin Acquisition, LLC (dba Powerschool)(6)	First lien senior secured loan	SR +	3.00%	08/2027	8,395	8,344	8,395	2.4%
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(6)	First lien senior secured loan	SR +	4.00%	10/2030	8,598	8,569	8,643	2.5%
					42,018	41,923	42,075	12.0%
Energy equipment and services
AMG Advanced Metallurgical Group N.V(5)	First lien senior secured loan	SR +	3.50%	11/2028	3,404	$3,399	$3,395	1.0%

OCIC SLF LLC’s Portfolio as of September 30, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
AZZ Inc.(5)	First lien senior secured loan	SR +	2.50%	05/2029	11,642	11,661	11,681	3.3%
Brookfield WEC Holdings Inc.(5)	First lien senior secured loan	SR +	2.75%	01/2031	9,690	9,660	9,684	2.8%
Calpine Construction Finance Company(5)	First lien senior secured loan	SR +	2.00%	07/2030	4,925	4,910	4,891	1.3%
Calpine Corporation(5)	First lien senior secured loan	SR +	2.00%	01/2031	4,881	4,872	4,863	1.4%
Fleet U.S. Bidco Inc.(7)	First lien senior secured loan	SR +	2.75%	02/2031	10,196	10,194	10,196	2.9%
Pike Corp.(5)	First lien senior secured loan	SR +	3.00%	01/2028	4,300	4,281	4,316	1.2%
						48,977	49,026	13.9%
Financial services
AllSpring Buyer(6)	First lien senior secured loan	SR +	4.00%	11/2028	10,364	$10,335	$10,337	3.0%
Ascensus Holdings, Inc.(5)	First lien senior secured loan	SR +	3.50%	08/2028	2,976	2,957	2,971	0.8%
BCPE Pequod Buyer, Inc. (dba Envestnet)(6)	First lien senior secured loan	SR +	3.50%	09/2031	10,068	10,017	10,019	2.8%
Boost Newco Borrower, LLC (dba WorldPay)(6)	First lien senior secured loan	SR +	2.50%	01/2031	12,000	12,000	11,995	3.4%
Chrysaor Bidco s.à r.l. (dba AlterDomus)(6)	First lien senior secured loan	SR +	3.50%	05/2031	4,112	4,112	4,126	1.2%
Chrysaor Bidco s.à r.l. (dba AlterDomus)(6)(9)(10)	First lien senior secured delayed draw term loan	SR +	3.50%	05/2031	—	—	—	—%
Citadel Securities, LP(5)	First lien senior secured loan	SR +	2.25%	07/2030	7,913	7,918	7,906	2.2%
Citco Funding LLC(7)	First lien senior secured loan	SR +	2.75%	04/2028	9,312	9,291	9,359	2.7%
Creative Planning, LLC(5)	First lien senior secured loan	SR +	2.00%	05/2031	5,937	5,922	5,906	1.7%
Deerfield Dakota Holdings(6)	First lien senior secured loan	SR +	3.75%	04/2027	14,234	13,975	13,930	4.0%
Focus Financial Partners, LLC(6)	First lien senior secured loan	SR +	3.25%	09/2031	8,026	8,006	8,000	2.3%
Focus Financial Partners, LLC(9)(10)	First lien senior secured delayed draw term loan	SR +	3.25%	09/2031	—	—	—	—%
Grant Thornton Advisors LLC(5)	First lien senior secured loan	SR +	3.25%	06/2031	4,941	4,941	4,947	1.4%
Guggenheim Partners Investment Management Holdings, LLC(6)	First lien senior secured loan	SR +	3.25%	12/2029	4,913	4,843	4,918	1.4%
Harbourvest Partners, L.P.(6)	First lien senior secured loan	SR +	2.25%	04/2030	2,379	2,379	2,379	0.7%
Jane Street Group, LLC(5)	First lien senior secured loan	SR +	2.50%	01/2028	5,807	5,802	5,801	1.6%
Janus International Group, LLC(5)	First lien senior secured loan	SR +	2.50%	08/2030	4,788	4,788	4,779	1.4%
Kestra Advisor Services Holdings A Inc(6)	First lien senior secured loan	SR +	4.00%	03/2031	7,553	7,543	7,574	2.2%
MARINER WEALTH ADVISORS, LLC(6)	First lien senior secured loan	SR +	3.00%	08/2028	4,679	4,682	4,679	1.3%
NEON MAPLE US DEBT MERGERSUB Inc(6)	First lien senior secured loan	SR +	3.00%	07/2031	7,901	7,872	7,813	2.2%
OneDigital Borrower LLC(5)	First lien senior secured loan	SR +	3.25%	07/2031	16,009	15,956	15,855	4.5%
PUSHPAY USA INC(6)(8)	First lien senior secured loan	SR +	4.50%	08/2031	5,714	5,658	5,657	1.6%
Saphilux S.a.r.L. (dba IQ-EQ)(6)(8)	First lien senior secured loan	SR +	3.50%	07/2028	13,448	13,454	13,481	3.8%
Teneo Holdings LLC(5)	First lien senior secured loan	SR +	4.75%	03/2031	12,811	12,687	12,850	3.7%
TMF Sapphire Bidco B.V.(6)	First lien senior secured loan	SR +	3.50%	05/2028	2,481	2,481	2,486	0.7%
						177,619	177,768	50.6%
Food and beverage
1011778 BC / NEW RED FIN (dba Restaurant Brands)(5)	First lien senior secured loan	SR +	1.75%	09/2030	4,871	$4,877	$4,817	1.3%
Aspire Bakeries Holdings, LLC(5)	First lien senior secured loan	SR +	4.25%	12/2030	4,975	4,929	4,983	1.4%
Balrog Acquisition, Inc. (dba Bakemark)(5)	First lien senior secured loan	SR +	4.00%	09/2028	10,791	10,690	10,778	3.1%
Fiesta Purchaser, Inc. (dba Shearer's Foods)(5)	First lien senior secured loan	SR +	4.00%	02/2031	7,922	7,860	7,921	2.3%
FRONERI US INC(6)	First lien senior secured loan	SR +	2.00%	09/2031	2,411	2,405	2,400	0.7%
Pegasus BidCo B.V.(6)	First lien senior secured loan	SR +	3.75%	07/2029	11,700	11,704	11,700	3.3%
Simply Good Foods USA, Inc.(5)	First lien senior secured loan	SR +	2.50%	03/2027	4,775	4,763	4,773	1.4%
Utz Quality Foods, LLC(6)	First lien senior secured loan	SR +	2.75%	01/2028	2,888	2,888	2,887	0.8%
Whatabrands LLC (dba Whataburger Restaurants LLC)(5)	First lien senior secured loan	SR +	2.75%	08/2028	1,486	1,486	1,483	0.4%
						51,602	51,742	14.7%

OCIC SLF LLC’s Portfolio as of September 30, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Healthcare equipment and services
Agiliti Health(6)	First lien senior secured loan	SR +	3.00%	05/2030	4,829	$4,794	$4,780	1.4%
Azalea TopCo, Inc. (dba Press Ganey)(5)	First lien senior secured loan	SR +	3.50%	04/2031	8,535	8,469	8,514	2.4%
Confluent Medical Technologies, Inc.(6)(8)	First lien senior secured loan	SR +	3.75%	02/2029	9,590	9,483	9,614	2.7%
Curium BidCo S.A.R.L (dba Curium Pharma)(6)	First lien senior secured loan	SR +	4.00%	07/2029	8,467	8,476	8,484	2.4%
Dermatology Intermediate Holdings III, Inc.(5)	First lien senior secured loan	SR +	4.25%	03/2029	13,810	13,670	13,132	3.7%
Natus Medical Incorporated(6)(8)	First lien senior secured loan	SR +	5.50%	07/2029	4,421	4,170	4,289	1.2%
Nexstar Broadcasting, Inc.(5)	First lien senior secured loan	SR +	2.50%	09/2026	2,535	2,542	2,533	0.7%
Resonetics, LLC(5)	First lien senior secured loan	SR +	3.75%	06/2031	11,071	11,063	11,076	3.2%
Zest Acquisition Corp.(6)(8)	First lien senior secured loan	SR +	5.25%	02/2028	10,362	10,364	10,388	3.0%
						73,031	72,810	20.7%
Healthcare providers and services
CHG Healthcare Services, Inc.(5)	First lien senior secured loan	SR +	3.50%	09/2028	2,992	$2,995	$2,995	0.9%
CHG PPC Parent LLC(5)	First lien senior secured loan	SR +	2.75%	12/2028	5,069	5,031	5,046	1.4%
Concentra(5)	First lien senior secured loan	SR +	2.25%	07/2031	4,559	4,553	4,548	1.3%
Covetrus, Inc.(6)	First lien senior secured loan	SR +	5.00%	10/2029	9,358	8,911	8,848	2.5%
HAH Group Holding Company LLC (dba Help at Home)(5)	First lien senior secured loan	SR +	5.00%	09/2031	7,085	6,980	6,983	2.0%
Inception Finco S.à.r.l (dba IVI RMA)(6)	First lien senior secured loan	SR +	4.50%	04/2031	5,558	5,530	5,588	1.6%
Inizio Group Limited (dba UDG Healthcare)(6)	First lien senior secured loan	SR +	4.25%	08/2028	6,546	6,512	6,497	1.6%
LSCS Holdings, Inc.(5)	First lien senior secured loan	SR +	4.50%	12/2028	11,281	11,105	11,244	3.2%
Pacific Dental Services, LLC(5)	First lien senior secured loan	SR +	2.75%	03/2031	7,248	7,248	7,238	2.1%
Pediatric Associates Holding Company, LLC(6)(8)	First lien senior secured loan	SR +	4.50%	12/2028	2,998	2,867	2,998	0.9%
Pediatric Associates Holding Company, LLC(6)	First lien senior secured loan	SR +	3.25%	12/2028	10,712	10,318	10,402	3.0%
Phoenix Guarantor Inc(5)	First lien senior secured loan	SR +	3.25%	02/2031	9,205	9,119	9,176	2.6%
Phoenix Newco, Inc. (dba Parexel)(5)	First lien senior secured loan	SR +	3.00%	11/2028	8,027	8,014	8,026	2.3%
Physician Partners, LLC(7)(8)	First lien senior secured loan	SR +	4.00%	12/2028	11,759	11,277	8,378	2.4%
Radnet(6)	First lien senior secured loan	SR +	2.50%	04/2031	2,477	2,459	2,478	0.7%
Select Medical Corp.(5)	First lien senior secured loan	SR +	3.00%	03/2027	532	530	534	0.2%
Soliant Lower Intermediate, LLC (dba Soliant)(5)	First lien senior secured loan	SR +	3.75%	07/2031	8,252	8,170	8,252	2.3%
Surgery Center Holdings, Inc.(5)	First lien senior secured loan	SR +	2.75%	12/2030	3,399	3,399	3,399	1.0%
Team Services Group, LLC(6)	First lien senior secured loan	SR +	5.00%	12/2027	3,550	3,536	3,502	1.0%
						118,554	116,132	33.0%
Healthcare technology
Bracket Intermediate Holding Corp.(6)	First lien senior secured loan	SR +	5.00%	05/2028	9,761	$9,641	$9,796	2.8%
Certara(5)	First lien senior secured loan	SR +	3.00%	06/2031	813	811	811	0.2%
Cotiviti, Inc.(5)(8)	First lien senior secured loan	SR +	3.25%	05/2031	7,297	7,263	7,297	2.1%
Ensemble RCM, LLC(6)	First lien senior secured loan	SR +	3.00%	08/2029	10,396	10,331	10,405	3.0%
Gainwell Acquisition Corp.(6)	First lien senior secured loan	SR +	4.00%	10/2027	2,294	2,246	2,178	0.6%
GHX Ultimate Parent Corporation (dba Global Healthcare Exchange)(6)	First lien senior secured loan	SR +	4.00%	06/2027	5,940	5,935	5,955	1.7%
Imprivata, Inc.(6)	First lien senior secured loan	SR +	3.50%	12/2027	12,653	12,644	12,686	3.6%
IQVIA, Inc.(6)	First lien senior secured loan	SR +	2.00%	01/2031	993	993	996	0.2%
PointClickCare Technologies, Inc.(6)(8)	First lien senior secured loan	SR +	3.00%	12/2027	1,970	1,970	1,970	0.6%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(5)	First lien senior secured loan	SR +	3.50%	03/2028	6,425	6,398	6,420	1.8%
R1 RCM Inc.(5)	First lien senior secured loan	SR +	3.00%	06/2029	6,718	6,667	6,729	1.9%
Waystar Technologies, Inc. (F/K/A Navicure, Inc.)(5)	First lien senior secured loan	SR +	2.75%	10/2029	6,398	6,398	6,395	1.8%
Zelis Cost Management Buyer, Inc.(5)	First lien senior secured loan	SR +	2.75%	09/2029	10,050	10,013	10,039	2.9%
						81,310	81,677	23.2%

OCIC SLF LLC’s Portfolio as of September 30, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Household products
Samsonite International S.A.(5)	First lien senior secured loan	SR +	2.00%	06/2030	990	$988	$992	0.3%
						988	992	0.3%
Human resource support services
AQ Carver Buyer, Inc. (dba CoAdvantage)(6)(8)	First lien senior secured loan	SR +	5.50%	08/2029	7,522	$7,481	$7,522	2.1%
Cast & Crew Payroll, LLC(5)	First lien senior secured loan	SR +	3.75%	12/2028	6,972	6,960	6,981	2.0%
iSolved, Inc.(5)	First lien senior secured loan	SR +	3.50%	10/2030	9,422	9,422	9,442	2.7%
UKG Inc. (dba Ultimate Software)(6)	First lien senior secured loan	SR +	3.25%	02/2031	10,514	10,508	10,514	3.0%
						34,371	34,459	9.8%
Infrastructure and environmental services
ASP ACUREN HOLDINGS, INC.(5)	First lien senior secured loan	SR +	3.50%	07/2031	3,288	$3,288	$3,299	1.0%
Geosyntec Consultants, Inc.(5)(8)	First lien senior secured loan	SR +	3.75%	07/2031	9,469	9,422	9,421	2.7%
Gulfside Supply, Inc. (dba Gulfeagle Supply)(6)	First lien senior secured loan	SR +	3.00%	06/2031	2,974	2,967	2,970	0.8%
Madison IAQ, LLC(7)	First lien senior secured loan	SR +	2.75%	06/2028	985	980	984	0.3%
Osmose Utilities Services, Inc.(5)	First lien senior secured loan	SR +	3.25%	06/2028	5,804	5,492	5,746	1.6%
						22,149	22,420	6.4%
Insurance
Acrisure, LLC(5)	First lien senior secured loan	SR +	3.25%	11/2030	12,722	$12,712	$12,587	3.7%
Alliant Holdings Intermediate LLC(6)	First lien senior secured loan	SR +	3.00%	09/2031	2,354	2,349	2,341	0.7%
Ardonagh Midco 3 PLC(7)	First lien senior secured loan	SR +	3.75%	02/2031	13,730	13,661	13,738	3.9%
AssuredPartners, Inc.(5)	First lien senior secured loan	SR +	3.50%	02/2031	7,027	7,012	7,018	2.0%
Broadstreet Partners, Inc.(5)	First lien senior secured loan	SR +	3.25%	06/2031	7,139	7,136	7,108	2.0%
Hub International(6)	First lien senior secured loan	SR +	3.00%	06/2030	2,985	2,985	2,980	0.8%
Hyperion Refinance S.à r.l (dba Howden Group)(6)	First lien senior secured loan	SR +	3.50%	04/2030	5,283	5,283	5,284	1.5%
Hyperion Refinance S.à r.l (dba Howden Group)(5)	First lien senior secured loan	SR +	3.50%	02/2031	10,522	10,476	10,523	3.0%
IMA Financial Group, Inc.(5)	First lien senior secured loan	SR +	3.25%	11/2028	7,173	7,155	7,160	2.0%
Mitchell International, Inc.(5)	First lien senior secured loan	SR +	3.25%	06/2031	5,000	4,976	4,922	1.4%
Ryan Specialty Group LLC(5)	First lien senior secured loan	SR +	2.25%	09/2031	1,843	1,838	1,838	0.5%
Truist Insurance Holdings, LLC(6)	First lien senior secured loan	SR +	3.25%	05/2031	7,357	7,340	7,339	2.1%
USI, Inc.(6)	First lien senior secured loan	SR +	2.75%	09/2030	7,552	7,552	7,526	2.1%
						90,475	90,364	25.7%
Internet software and services
Applied Systems, Inc.(6)	First lien senior secured loan	SR +	3.00%	02/2031	998	$1,002	$998	0.3%
Barracuda Networks, Inc.(7)	First lien senior secured loan	SR +	4.50%	08/2029	8,439	8,169	8,190	2.3%
Cloud Software Group, Inc.(6)	First lien senior secured loan	SR +	4.00%	03/2029	4,962	4,963	4,938	1.4%
Cloud Software Group, Inc.(6)	First lien senior secured loan	SR +	4.50%	03/2031	8,211	8,151	8,228	2.3%
Dayforce Inc(5)	First lien senior secured loan	SR +	2.50%	03/2031	7,665	7,648	7,646	2.2%
Delta TopCo, Inc. (dba Infoblox, Inc.)(7)	First lien senior secured loan	SR +	3.50%	11/2029	5,704	5,690	5,690	1.6%
E2open, LLC(5)	First lien senior secured loan	SR +	3.50%	02/2028	8,275	8,192	8,291	2.4%
Epicor(5)	First lien senior secured loan	SR +	3.25%	05/2031	2,071	2,069	2,072	0.6%
Epicor(6)(9)(10)	First lien senior secured delayed draw term loan	SR +	3.25%	05/2031	—	—	—	—%
HomeServe USA Holding Corp.(5)	First lien senior secured loan	SR +	2.25%	10/2030	3,979	3,978	3,969	1.1%
Infinite Bidco LLC(6)	First lien senior secured loan	SR +	3.75%	03/2028	5,030	4,907	4,867	1.4%
McAfee Corp.(5)	First lien senior secured loan	SR +	3.25%	03/2029	8,275	8,270	8,236	2.3%
MeridianLink, Inc.(5)	First lien senior secured loan	SR +	2.75%	11/2028	4,795	4,795	4,801	1.4%
Mitnick Corporate Purchaser, Inc.(6)	First lien senior secured loan	SR +	4.50%	05/2029	7,822	7,416	6,952	2.0%
Project Alpha Intermediate Holding, Inc. (dba Qlik)(6)	First lien senior secured loan	SR +	3.75%	10/2030	10,945	10,945	10,963	3.1%
Project Sky Merger Sub, Inc.(5)	First lien senior secured loan	SR +	3.75%	10/2028	8,251	8,222	8,015	2.3%
Proofpoint, Inc.(5)	First lien senior secured loan	SR +	3.00%	08/2028	10,057	10,057	10,050	2.9%

OCIC SLF LLC’s Portfolio as of September 30, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Quartz Acquireco, LLC (dba Qualtrics)(6)	First lien senior secured loan	SR +	2.75%	06/2030	8,964	8,964	8,947	2.5%
Sedgwick Claims Management Services, Inc.(6)	First lien senior secured loan	SR +	3.00%	07/2031	12,091	12,061	12,064	3.4%
SONICWALL US Holdings, Inc.(6)	First lien senior secured loan	SR +	5.00%	05/2028	10,451	10,182	10,290	2.9%
Sophos Holdings, LLC(5)	First lien senior secured loan	SR +	3.50%	03/2027	5,144	5,089	5,152	1.5%
SS&C(5)	First lien senior secured loan	SR +	2.00%	05/2031	945	945	945	0.3%
The Dun & Bradstreet Corporation(5)	First lien senior secured loan	SR +	2.75%	01/2029	4,006	4,006	4,001	1.1%
UST Holdings, Ltd.(5)	First lien senior secured loan	SR +	3.50%	11/2028	13,209	13,201	13,247	3.8%
Vertiv Group Corp.(5)	First lien senior secured loan	SR +	2.00%	03/2027	515	515	515	0.1%
VIRTUSA CORPORATION(5)	First lien senior secured loan	SR +	3.25%	02/2029	2,371	2,371	2,369	0.7%
VS Buyer LLC (dba Veeam Software)(5)	First lien senior secured loan	SR +	3.25%	04/2031	10,028	10,006	10,024	2.9%
Webpros Luxembourg Sarl(5)	First lien senior secured loan	SR +	4.00%	03/2031	6,823	6,807	6,832	1.9%
						178,621	178,292	50.7%
Investment funds and vehicle
Finco I, LLC(6)	First lien senior secured loan	SR +	3.00%	06/2029	7,280	$7,287	$7,287	2.1%
First Eagle Investments Management LLC(6)	First lien senior secured loan	SR +	3.00%	03/2029	8,710	8,606	8,623	2.5%
Grosvenor(5)	First lien senior secured loan	SR +	2.25%	02/2030	3,959	3,959	3,957	1.1%
						19,852	19,867	5.7%
Leisure and entertainment
Delta 2 (Lux) SARL (dba Formula One)(6)	First lien senior secured loan	SR +	2.00%	09/2031	2,444	$2,444	$2,443	0.7%
GBT US III LLC (dba Global Business Travel Group, Inc.)(6)	First lien senior secured loan	SR +	3.00%	07/2031	5,028	5,017	5,013	1.4%
Delta 2 (Lux) SARL (dba Formula One)(9)(10)	First lien senior secured delayed draw term loan	SR +	2.00%	09/2031	—	—	—	—%
Pretzel Parent, Inc.(6)(8)	First lien senior secured loan	SR +	4.75%	08/2031	4,500	4,432	4,432	1.3%
						11,893	11,888	3.4%
Manufacturing
ALLIANCE LAUNDRY SYSTEMS LLC(5)	First lien senior secured loan	SR +	3.50%	08/2031	10,254	$10,203	$10,261	2.9%
Altar Bidco, Inc.(6)	First lien senior secured loan	SR +	3.10%	02/2029	4,679	4,515	4,680	1.3%
Chariot Buyer LLC (dba Chamberlain Group)(5)	First lien senior secured loan	SR +	3.50%	11/2028	4,075	4,069	4,063	1.2%
Columbus McKinnon Corp.(6)	First lien senior secured loan	SR +	2.50%	05/2028	416	416	417	0.1%
DXP Enterprises, Inc.(7)	First lien senior secured loan	SR +	4.75%	10/2030	12,624	12,500	12,630	3.6%
Engineered Machinery Holdings, Inc. (dba Duravant)(6)	First lien senior secured loan	SR +	3.75%	05/2028	11,450	11,379	11,478	3.3%
Filtration Group Corporation(5)	First lien senior secured loan	SR +	3.50%	10/2028	5,691	5,683	5,689	1.6%
Gates Global LLC(5)	First lien senior secured loan	SR +	2.25%	11/2029	1,970	1,947	1,971	0.6%
Gloves Buyer, Inc. (dba Protective Industrial Products)(5)	First lien senior secured loan	SR +	4.00%	12/2027	2,992	2,985	2,979	0.8%
Pro Mach Group, Inc.(5)	First lien senior secured loan	SR +	3.50%	08/2028	13,594	13,604	13,631	3.9%
Refficiency Holdings, LLC (dba Legence)(5)	First lien senior secured loan	SR +	3.50%	12/2027	11,686	11,659	11,711	3.3%
STS Operating, Inc.(5)	First lien senior secured loan	SR +	4.00%	03/2031	10,521	10,476	10,442	3.0%
Watlow Electric Manufacturing Company(6)	First lien senior secured loan	SR +	3.75%	03/2028	11,540	11,552	11,567	3.3%
Zekelman Industries Inc. (dba Zekelman Industries)(5)	First lien senior secured loan	SR +	2.25%	01/2031	6,683	6,668	6,689	1.9%
						107,656	108,208	30.8%
Pharmaceuticals
Fortrea Holdings Inc.(7)	First lien senior secured loan	SR +	3.75%	07/2030	5,191	$5,207	$5,179	1.5%
						5,207	5,179	1.5%
Professional services
Apex Group Treasury LLC(7)	First lien senior secured loan	SR +	3.75%	07/2028	4,850	$4,715	$4,850	1.4%
Apex Group Treasury LLC(7)	First lien senior secured loan	SR +	4.00%	07/2028	7,177	7,178	7,187	2.0%

OCIC SLF LLC’s Portfolio as of September 30, 2024 (Amounts in thousands) (Unaudited)
Company(1)(3)(4)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)	Fair Value	Percentage of Members’ Equity
Arsenal AIC Parent, LLC (dba Arconic)(5)	First lien senior secured loan	SR +	3.25%	08/2030	7,184	7,184	7,170	2.0%
Camelot U.S. Acquisition 1 Co.(5)	First lien senior secured loan	SR +	2.75%	01/2031	3,683	3,675	3,676	1.0%
Corporation Service Company(5)	First lien senior secured loan	SR +	2.50%	11/2029	1,577	1,577	1,577	0.4%
Element Solutions, Inc.(5)	First lien senior secured loan	SR +	2.00%	12/2030	993	990	993	0.3%
First Advantage Holdings LLC(6)(8)	First lien senior secured loan	SR +	3.25%	09/2031	4,240	4,218	4,218	1.2%
Genuine Financial Holdings, LLC(6)	First lien senior secured loan	SR +	4.00%	09/2030	5,629	5,590	5,587	1.6%
Omnia Partners, LLC(6)	First lien senior secured loan	SR +	3.25%	07/2030	8,514	8,512	8,531	2.4%
Red Ventures, LLC(5)	First lien senior secured loan	SR +	3.00%	03/2030	5,300	5,287	5,242	1.5%
Skopima Merger Sub Inc.(5)	First lien senior secured loan	SR +	4.00%	05/2028	8,657	8,447	8,636	2.5%
Sovos Compliance, LLC(5)	First lien senior secured loan	SR +	4.50%	08/2028	13,338	13,046	13,319	3.8%
Thevelia (US) LLC (dba Tricor)(6)	First lien senior secured loan	SR +	3.25%	06/2029	6,618	6,618	6,618	1.9%
Vistage International, Inc.(6)	First lien senior secured loan	SR +	4.75%	07/2029	9,702	9,576	9,684	2.8%
						86,613	87,288	24.8%
Telecommunications
Cable One, Inc.(5)	First lien senior secured loan	SR +	2.00%	05/2028	4,743	$4,731	$4,603	1.4%
Ciena Corp.(5)	First lien senior secured loan	SR +	2.00%	10/2030	993	991	993	0.3%
Cogeco Communications (USA) II L.P.(5)	First lien senior secured loan	SR +	2.50%	09/2028	4,436	4,394	4,354	1.2%
Eagle Broadband Investments, LLC (dba Mega Broadband Investments)(6)	First lien senior secured loan	SR +	3.00%	11/2027	2,901	2,894	2,894	0.8%
						13,010	12,844	3.7%
Transportation
Echo Global Logistics, Inc.(5)	First lien senior secured loan	SR +	3.75%	11/2028	6,602	$6,541	$6,513	1.9%
KKR Apple Bidco, LLC(5)	First lien senior secured loan	SR +	3.50%	09/2028	5,174	5,187	5,183	1.4%
						11,728	11,696	3.3%
Total Debt Investments						$1,673,798	$1,666,460	474.2%
Total Investments						$1,673,798	$1,666,460	474.2%

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
(5)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2024 was 4.85%.
(6)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2024 was 4.59%.
(7)The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2024 was 4.25%.
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

Below is selected balance sheet information for OCIC SLF as of the following periods:

($ in thousands)	September 30, 2024	December 31, 2023
Assets
Investments at fair value (amortized cost of $1,673,798 and $1,133,987, respectively)	$1,666,460	$1,147,314
Cash	140,606	102,559
Interest receivable	5,936	4,160
Receivable for investments sold	22,696	14,593
Total Assets	$1,835,698	$1,268,626
Liabilities
Debt (net of unamortized debt issuance costs of $8,816 and $8,292, respectively)	$1,311,184	$861,928
Payable for investments purchased	126,195	73,821
Interest payable	28,718	10,260
Distribution payable	14,566	9,546
Accrued expenses and other liabilities	1,234	567
Total Liabilities	1,481,897	956,122
Members’ Equity
Members’ Equity	353,801	312,504
Total Members’ Equity	353,801	312,504
Total Liabilities and Members’ Equity	$1,835,698	$1,268,626

Below is selected statement of operations information for OCIC SLF for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income
Interest income	$38,983	$21,115	$112,016	$51,905
Other income	367	0	877	0
Total Investment Income	39,350	21,115	112,893	51,905
Operating Expenses
Interest expense	25,410	10,027	69,297	23,745
Professional fees	565	699	931	1,059
Other general and administrative	322	178	935	453
Total Operating Expenses	26,297	10,904	71,163	25,257
Net Investment Income	$13,053	$10,211	$41,730	$26,648
Net Realized and Change in Unrealized Gain (Loss) on Investments
Net change in unrealized gain (loss) on investments	(9,949)	4,056	(20,665)	9,375
Net realized gain (loss) on investments	2,699	(272)	3,365	(256)
Total Net Realized and Change in Unrealized Gain (Loss) on Investments	(7,250)	3,784	(17,300)	9,119
Net Increase in Members’ Equity Resulting from Operations	$5,803	$13,995	$24,430	$35,767

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
Wells Fargo Facility
On June 30, 2023, ORCIC JV WH III LLC, a Delaware limited liability company and wholly-owned subsidiary of OCIC SLF, entered into an up to $200 million revolving loan facility among the lenders party thereto, and Wells Fargo Bank, N.A. (the “Wells Fargo Facility”). The maturity date of the credit facility is June 30, 2026. The Wells Fargo Facility was transferred to the newly created Blue Owl Credit SLF LLC. entity on July 11th, 2024.
Wise CLO 2023-1
On September 21, 2023, ORCIC JV WH LLC merged with Wise CLO 2023-1 Ltd., a private company incorporated and existing under the laws of Jersey, with Wise CLO 2023-1 Ltd. as the surviving entity. The merger was undertaken in order for Wise CLO 2023-1 Ltd. to act as the issuer in a collateralized loan obligation transaction (the “Wise CLO 2023-1”) using the financial assets previously acquired by it as the collateral underpinning the Wise 1 CLO transaction. On September 21, 2023, Wise CLO 2023-1 Ltd., as issuer, and Wise CLO 2023-1 LLC, a Delaware limited liability company and wholly-owned subsidiary of Wise CLO 2023-1 Ltd., as co-issuer, closed the Wise CLO 2023-1 transaction and issued $195.0 million of Class A Notes, $46.3 million of Class B-1 Notes, $14.5 million of Class B-2 Notes, $29.3 million of Class C Notes, and $97.0 million of Subordinated Notes pursuant to an Indenture dated September 21, 2023 among Wise CLO 2023-1 Ltd., as issuer, Wise CLO 2023-1 LLC, as co-issuer, and U.S. Bank Trust Company, National Association as trustee. Additionally, Wise CLO 2023-1 Ltd. and Wise CLO 2023-1 LLC incurred $75.0 million in Class A Loans pursuant to a Credit Agreement dated September 21, 2023 among Wise CLO 2023-1 Ltd., as issuer, Wise CLO 2023-1 LLC, as co-issuer, the lenders party thereto and U.S. Bank Trust Company, National Association as loan agent and collateral trustee. The notes issued and loans incurred as part of the Wise CLO 1 transaction have a stated maturity of October 10th, 2036.
Wise CLO 2023-2
On October 30, 2023, ORCIC JV WH II LLC migrated as a company incorporated in the State of Delaware to a private company incorporated and existing under the laws of Jersey. As part of the migration, ORCIC JV WH II LLC was renamed to Wise CLO 2023-2 Ltd. The migration and renaming was undertaken in order for ORCIC JV WH II LLC (now Wise CLO 2023-2 Ltd.) to act as the issuer in a collateralized loan obligation transaction (the “Wise CLO 2023-2”) using the financial assets previously acquired by it as the collateral underpinning the Wise CLO 2023-2 transaction. On December 13, 2023, Wise CLO 2023-2 Ltd., as issuer, and Wise CLO 2023-2 LLC, a Delaware limited liability company and wholly-owned subsidiary of Wise CLO 2023-2 Ltd., as co-issuer, closed the Wise CLO 2023-2 transaction and issued $240.0 million of Class A Notes, $41.0 million of Class B-1 Notes, $15.0 million of Class B-2 Notes, $24.0 million of Class C Notes, and $84.5 million of Subordinated Notes pursuant to an Indenture dated December 13, 2023 among Wise CLO 2023-2 Ltd., as issuer, Wise CLO 2023-1 LLC, as co-issuer, and U.S. Bank Trust Company, National Association as trustee. The notes issued as part of the Wise CLO 2023-2 transaction have a stated maturity of January 15th, 2037.
Wise CLO 2024-1

On July 27, 2023, OCIC JV WH IV Ltd. was incorporated as a company under the laws of the Cayman Islands. On January 19, 2024, changed its name from OCIC JV WH IV Ltd. to Wise CLO 2024-1 Ltd.. The renaming was undertaken in order for OCIC JV WH IV Ltd. (now Wise CLO 2024-1 Ltd.) to act as the issuer in a collateralized loan obligation transaction (the “Wise CLO 2024-1”) using the financial assets previously acquired by it as the collateral underpinning the Wise CLO 2024-1 transaction. On March 7, 2024, Wise CLO 2024-1 Ltd., as issuer, and Wise CLO 2024-1 LLC, a Delaware limited liability company and wholly-owned subsidiary of Wise CLO 2024-1 Ltd., as co-issuer, closed the Wise CLO 2024-1 transaction and issued $240.0 million of Class A Notes, $55.0 million of Class B-1 Notes, $5.0 million of Class B-2 Notes, $20.0 million of Class C Notes, and $88.7 million of Subordinated Notes pursuant to an Indenture dated March 7, 2024 among Wise CLO 2024-1 Ltd., as issuer, Wise CLO 2024-1 LLC, as co-issuer, and U.S. Bank Trust Company, National Association as trustee. The notes issued as part of the Wise CLO 2024-1 transaction have a stated maturity of April 15th, 2037.

Wise CLO 2024-2

On October 26, 2022, ORCIC JV WH III LLC was incorporated as a limited liability company under the laws of Delaware. On July 11, 2024, ORCIC JV WH III LLC merged with Wise CLO 2024-2 Ltd.. The merger was undertaken in order for ORCIC JV WH III LLC (now Wise CLO 2024-2 Ltd.) to act as the issuer in a collateralized loan obligation transaction (the “Wise CLO 2024-2”) using the financial assets previously acquired by it as the collateral underpinning the Wise CLO 2024-2 transaction. On July 11, 2024, Wise CLO 2024-2 Ltd., as issuer, and Wise CLO 2024-2 LLC, a Delaware limited liability company and wholly-owned subsidiary of Wise CLO 2024-2 Ltd., as co-issuer, closed the Wise CLO 2024-2 transaction and issued $240.0 million of Class A Notes, $52.0 million of Class B Notes, $28.0 million of Class C Notes, and $90.0 million of Subordinated Notes pursuant to an Indenture dated March 7, 2024 among Wise CLO 2024-2 Ltd., as issuer, Wise CLO 2024-2 LLC, as co-issuer, and U.S. Bank Trust Company, National Association as trustee. The notes issued as part of the Wise CLO 2024-2 transaction have a stated maturity of July 15th, 2037.

The below table represents the components of interest expense for OCIC SLF for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$24,617	$9,693	$65,444	$22,934
Amortization of debt issuance costs	794	334	3,853	811
Total Interest Expense	$25,411	$10,027	$69,297	$23,745
Average interest rate	7.6%	6.9%	7.6%	6.7%
Average daily borrowings	$1,306,767	$551,301	$1,155,149	$459,050

Joint Venture - Blue Owl Credit SLF LLC
On May 6, 2024 Blue Owl Credit SLF LLC (“Credit SLF”), a Delaware limited liability company, was formed as a joint venture between us, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Capital Corporation III, Blue Owl Technology Finance Corp., Blue Owl Technology Finance Corp. II, Blue Owl Technology Income Corp. and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”). The Credit SLF Members co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. Our investment in Credit SLF is a co-investment made with its affiliates in accordance with the terms of the exemptive relief that it received from the SEC. We do not consolidate our non-controlling interest in Credit SLF.
Refer to Exhibit 99.1 for the Credit SLF's Supplemental Financial Information.
Results of Operations

The following table represents the operating results for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Total Investment Income	$674,872	$408,781	$1,829,072	$1,078,388
Less: Operating Expenses	315,243	193,155	848,237	504,092
Net Investment Income (Loss) Before Taxes	359,629	215,626	980,835	574,296
Less: Income taxes, including excise taxes	2,217	1,027	5,480	2,529
Net Investment Income (Loss) After Taxes	357,412	214,599	975,355	571,767
Net realized gain (loss)	(3,040)	(2,144)	(7,528)	(9,382)
Net change in unrealized gain (loss)	(22,852)	52,954	(45,547)	131,212
Net Increase (Decrease) in Net Assets Resulting from Operations	$331,520	$265,409	$922,280	$693,597

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the three and nine months ended September 30, 2024, our net asset value per share increased, primarily driven by earnings in excess of dividends paid. For the three and nine months ended September 30, 2023, our net asset value per share increased, primarily driven by market spreads tightening.

Investment Income

The following table represents investment income for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Investment income
Interest income	$602,119	$357,354	$1,612,057	$931,597
PIK interest income	32,728	18,951	91,574	51,913
Dividend income	21,509	12,752	61,985	33,335
PIK dividend income	10,886	16,729	42,904	51,131
Other income	7,630	2,995	20,552	10,412
Total Investment Income	$674,872	$408,781	$1,829,072	$1,078,388

For the Three Months ended September 30, 2024 and 2023

Investment income increased to $674.9 million for the three months ended September 30, 2024 from $408.8 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $13.20 billion as of September 30, 2023 to $23.78 billion as of September 30, 2024. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Income generated from these fees was $15.4 million for the three months ended September 30, 2024 and $2.4 million for the three months ended September 30, 2023. For the three months ended September 30, 2024, PIK interest and PIK dividend income earned was $32.7 million and $10.9 million, respectively. PIK interest and PIK dividend income represented approximately 4.8% and 1.7% of total investment income for the three months ended September 30, 2024, respectively. For the three months ended September 30, 2023, PIK interest and PIK dividend income earned was $19.0 million and $16.7 million, respectively. PIK interest and PIK dividend income represented approximately 4.6% and 4.1% of total investment income for the three months ended September 30, 2023, respectively. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing or as a result of episodic amendments made to the terms of our existing debt investments. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

For the Nine Months ended September 30, 2024 and 2023

Investment income increased to $1.83 billion for the nine months ended September 30, 2024 from $1.08 billion for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $13.20 billion as of September 30, 2023 to $23.78 billion as of September 30, 2024. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Income generated from these fees was $73.0 million for the nine months ended September 30, 2024 and $4.0 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, PIK interest and PIK dividend income earned was $91.6 million and $42.9 million, respectively. PIK interest and PIK dividend income represented approximately 5.0% and 2.4% of total investment income for the nine months ended September 30, 2024, respectively. For the nine months ended September 30, 2023, PIK interest and PIK dividend income earned was $51.9 million and $51.1 million, respectively. PIK interest and PIK dividend income represented approximately 4.8% and 4.8% of total investment income for the nine months ended September 30, 2023, respectively. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing or as a result of episodic amendments made to the terms of our existing debt investments. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

Expenses

The following table represents expenses for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Offering costs	$389	$1,156	3,083	2,093
Interest expense	209,461	127,342	561,827	331,488
Management fees	37,998	21,466	99,486	57,262
Performance based incentive fees	47,376	30,803	131,771	82,050
Professional fees	5,974	4,416	16,675	10,330
Directors’ fees	320	448	966	972
Shareholder servicing fees	9,702	5,696	25,721	14,916
Other general and administrative	4,023	1,828	8,708	4,981
Total operating expenses	$315,243	$193,155	$848,237	$504,092

For the Three Months Ended September 30, 2024 and 2023

Total operating expenses increased to $315.2 million for the three months ended September 30, 2024 from $193.2 million for the same period prior year primarily due to increases in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in the net asset value of the fund. The increase in incentive fees was due to higher pre-incentive fee net investment income earned during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase in interest expense was driven by an increase in average daily borrowings to $10.78 billion from $6.64 billion period over period, as well as an increase in the average interest rate to 7.5% from 7.2% period over period. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

For the Nine Months Ended September 30, 2024 and 2023

Total operating expenses increased to $848.2 million for the nine months ended September 30, 2024 from $504.1 million for the same period prior year primarily due to increases in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in the net asset value of the fund. The increase in incentive fees was due to higher pre-incentive fee net investment income earned during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in interest expense was driven by an increase in average daily borrowings to $9.37 billion from $6.15 billion period over period, as well as an increase in the average interest rate to 7.6% from 6.8% period over period. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

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

For the three and nine months ended September 30, 2024, we recorded U.S. federal excise tax of $2.2 million and $5.5 million, respectively. For the three and nine months ended September 30, 2023, we recorded U.S. federal excise tax of $1.0 million and $2.5 million, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2024, we recorded a net tax expense (benefit) of approximately $923 thousand and $913 thousand for taxable subsidiaries. For the three and nine months ended September 30, 2023, we recorded a net tax benefit of approximately $1 thousand and $3 thousand for taxable subsidiaries.

The Company recorded net deferred tax liability of $915 thousand and net deferred tax asset of $2 thousand as of September 30, 2024 and September 30, 2023, respectively, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests.

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

Net Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The below table represents the net unrealized gains (losses) on our investment portfolio for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(23,029)	$46,417	$(55,717)	$119,573
Non-controlled, affiliated investments	1,999	2,986	4,733	3,035
Controlled, affiliated investments	(1,906)	3,541	5,054	8,254
Translation of assets and liabilities in foreign currencies	1,008	4	1,299	351
Income tax (provision) benefit	(924)	6	(916)	(1)
Net change in unrealized gain (loss)	$(22,852)	$52,954	$(45,547)	$131,212

For the Three Months ended September 30, 2024 and 2023

For the three months ended September 30, 2024, the net unrealized loss was primarily driven by market conditions compared to June 30, 2024. As of September 30, 2024, the fair value of our debt investments as a percentage of principal was 98.9%, as compared to 98.8% as of June 30, 2024.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended September 30, 2024 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(1)	$(7.7)
KPSKY Acquisition, Inc. (dba BluSky)	(7.3)
KWOR Acquisition, Inc. (dba Alacrity Solutions)	(6.2)
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)	5.7
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(1)	4.9
Covetrus, Inc.	(3.9)
Conair Holdings LLC	(3.5)
Barracuda Networks, Inc.	(3.5)
Pluralsight, LLC(2)	3.5
Level 3 Financing, Inc.	3.1
Remaining portfolio companies	(8.0)
Total	$(22.9)

(1)Portfolio company is a controlled, affiliated investment.
(2)Portfolio company is a non-controlled, affiliated investment.

For the three months ended September 30, 2023, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to June 30, 2023. The primary drivers of our portfolio’s unrealized gains were current market conditions as compared to June 30, 2023.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended September 30, 2023 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Notorious Topco, LLC (dba Beauty Industry Group)	$(7.2)
Asurion, LLC	7.1
Covetrus, Inc.	4.9
Olaplex, Inc.	(4.9)
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	(4.5)
Help/Systems Holdings, Inc.	4.5
CD&R Value Building Partners I, L.P. (dba Belron)	3.9
Blue Owl Credit Income Senior Loan Fund, LLC (f/k/a ORCIC Senior Loan Fund, LLC)(1)	3.5
LSI Financing 1 DAC	3.0
Athenahealth Group Inc.	2.9
Remaining portfolio companies	39.7
Total	$52.9

For the nine months ended September 30, 2024, the net unrealized loss was primarily driven by market conditions as compared to December 31, 2023. As of September 30, 2024, the fair value of our debt investments as a percentage of principal was 98.9%, as compared to 98.6% as of December 31, 2023.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the nine months ended September 30, 2024 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Physician Partners, LLC	$(34.0)
Fifth Season Investments LLC(2)	17.5
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(1)	(17.2)
EOS Finco S.A.R.L	(8.5)
KPSKY Acquisition, Inc. (dba BluSky)	(7.9)
Covetrus, Inc.	(7.6)
Rushmore Investment III LLC (dba Winland Foods)	6.9
KWOR Acquisition, Inc. (dba Alacrity Solutions)	(6.8)
Bamboo US BidCo LLC	5.3
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(1)	4.8
Remaining portfolio companies	1.6
Total	$(45.9)

(1)Portfolio company is a controlled, affiliated investment.
(2)Portfolio company is a non-controlled, affiliated investment.

For the nine months ended September 30, 2023, the net unrealized loss was primarily driven by a decrease in the fair value of our investments as compared to December 31, 2022. The primary drivers of our portfolio’s unrealized losses were current market conditions, including public market volatility, and credit spreads widening across the broader markets as compared to December 31, 2022.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the nine months ended September 30, 2023 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Asurion, LLC	$16.9
Notorious Topco, LLC (dba Beauty Industry Group)	(10.4)
Blue Owl Credit Income Senior Loan Fund, LLC (f/k/a ORCIC Senior Loan Fund, LLC)(1)	8.2
Athenahealth Group Inc.	6.8
Rhea Parent, Inc.	5.4
CD&R Value Building Partners I, L.P. (dba Belron)	5.3
Olaplex, Inc.	(5.2)
Elliott Alto Co-Investor Aggregator L.P.	(4.7)
Dealer Tire, LLC	4.7
Delta TopCo, Inc. (dba Infoblox, Inc.)	4.3
Remaining portfolio companies	99.6
Total	$130.9

(1)Portfolio company is a controlled, affiliated investment.
Net Realized Gains (Losses)

The table below represents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Net realized gain (loss) on investments	$(2,575)	$(2,411)	$(6,009)	$(9,589)
Net realized gain (loss) on foreign currency transactions	(465)	267	(1,519)	207
Net realized gain (loss)	$(3,040)	$(2,144)	$(7,528)	$(9,382)
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
As of September 30, 2024 and December 31, 2023, our asset coverage ratios were 207% and 209%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of September 30, 2024, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2024 we had $1.60 billion available under our credit facilities.
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

As of September 30, 2024, we had $554.7 million in cash. During the nine months ended September 30, 2024, we used $7.24 billion in cash for operating activities, primarily as a result of funding portfolio investments of $10.92 billion, partially offset by sales and repayments of portfolio investments of $2.96 billion and other operating activities of $0.72 billion. Lastly, cash provided by financing activities was $7.38 billion during the period, which was the result of proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $3.90 billion, and proceeds from the issuance of shares of $4.34 billion, partially offset by $450.2 million of distributions paid and share repurchases of $408.2 million.

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
The below tables summarize transactions with respect to shares of our common stock during the following periods:

	For the Three Months Ended September 30, 2024
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	43,540,444	$419,600	2,410,932	$23,070	91,065,168	$871,691	137,016,544	$1,314,361
Shares/gross proceeds from the private placements	—	—	—	—	6,706,401	64,211	6,706,401	64,211
Share Transfers between classes(1)	(208)	(2)	—	—	207	2	(1)	—
Reinvestment of distributions	4,692,273	44,786	365,070	3,490	8,894,261	85,133	13,951,604	133,409
Repurchased shares	(4,872,698)	(46,534)	(225,274)	(2,153)	(10,756,911)	(102,943)	(15,854,883)	(151,630)
Total shares/gross proceeds	43,359,811	417,850	2,550,728	24,407	95,909,126	918,094	141,819,665	1,360,351
Sales load	—	(3,931)	—	(21)	—	—	—	(3,952)
Total shares/net proceeds	43,359,811	$413,919	2,550,728	$24,386	95,909,126	$918,094	141,819,665	$1,356,399

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

	For the Three Months Ended September 30, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	35,007,017	$329,144	5,425,168	$50,663	53,848,440	$503,958	94,280,625	$883,765
Shares/gross proceeds from the private placements	—	—	—	—	3,253,834	30,412	3,253,834	30,412
Share Transfers between classes(1)	—	—	—	—	—	—	—	—
Reinvestment of distributions	2,292,217	21,384	664,198	6,202	4,268,507	39,933	7,224,922	67,519
Repurchased shares	(1,573,405)	(14,790)	(1,379,185)	(12,978)	(8,074,185)	(76,140)	(11,026,775)	(103,908)
Total shares/gross proceeds	35,725,829	335,738	4,710,181	43,887	53,296,596	498,163	93,732,606	877,788
Sales load	—	(2,621)	—	—	—	—	—	(2,621)
Total shares/net proceeds	35,725,829	$333,117	4,710,181	$43,887	53,296,596	$498,163	93,732,606	$875,167

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

	For the Nine Months Ended September 30, 2024
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	148,750,251	$1,428,771	11,017,957	$105,060	272,940,459	$2,605,210	432,708,667	$4,139,041
Shares/gross proceeds from the private placements	—	—	—	—	22,712,902	216,716	22,712,902	216,716
Share Transfers between classes(1)	(247,125)	(2,359)	(35,690,399)	(338,702)	35,899,362	341,061	(38,162)	—
Reinvestment of distributions	12,163,615	115,812	1,250,469	11,909	23,186,037	221,346	36,600,121	349,067
Repurchased shares	(13,735,393)	(130,889)	(3,368,981)	(32,065)	(29,584,204)	(282,674)	(46,688,578)	(445,628)
Total shares/gross proceeds	146,931,348	1,411,335	(26,790,954)	(253,798)	325,154,556	3,101,659	445,294,950	4,259,196
Sales load	—	(12,656)	—	(122)	—	—	—	(12,778)
Total shares/net proceeds	146,931,348	$1,398,679	(26,790,954)	$(253,920)	325,154,556	$3,101,659	445,294,950	$4,246,418

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

	For the Nine Months Ended September 30, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	80,662,197	$752,341	16,501,836	$152,821	140,706,099	$1,304,023	237,870,132	$2,209,185
Shares/gross proceeds from the private placements	—	—	—	—	7,594,982	70,448	7,594,982	70,448
Share Transfers between classes(1)	(230,952)	(2,127)	—	—	230,202	2,127	(750)	—
Reinvestment of distributions	5,966,108	55,159	1,804,722	16,698	11,009,979	102,088	18,780,809	173,945
Repurchased shares	(5,687,039)	(52,800)	(3,240,174)	(30,240)	(20,384,678)	(190,235)	(29,311,891)	(273,275)
Total shares/gross proceeds	80,710,314	752,573	15,066,384	139,279	139,156,584	1,288,451	234,933,282	2,180,303
Sales load	—	(6,319)	—	(144)	—	—	—	(6,463)
Total shares/net proceeds	80,710,314	$746,254	15,066,384	$139,135	139,156,584	$1,288,451	234,933,282	$2,173,840

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

The changes to our offering price per share for the nine months ended September 30, 2024 and 2023 were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2023	$9.06	$0.32	$9.38
February 1, 2023	$9.24	$0.32	$9.56
March 1, 2023	$9.23	$0.32	$9.55
April 1, 2023	$9.21	$0.32	$9.53
May 1, 2023	$9.21	$0.32	$9.53
June 1, 2023	$9.18	$0.32	$9.50
July 1, 2023	$9.28	$0.32	$9.60
August 1, 2023	$9.33	$0.33	$9.66
September 1, 2023	$9.37	$0.33	$9.70
January 1, 2024	$9.48	$0.33	$9.81
February 1, 2024	$9.49	$0.33	$9.82
March 1, 2024	$9.49	$0.33	$9.82
April 1, 2024	$9.50	$0.33	$9.83
May 1, 2024	$9.51	$0.33	$9.84
June 1, 2024	$9.57	$0.33	$9.90
July 1, 2024	$9.53	$0.33	$9.86
August 1, 2024	$9.55	$0.33	$9.88
September 1, 2024	$9.56	$0.33	$9.89

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2023	$9.07	$0.14	$9.21
February 1, 2023	$9.25	$0.14	$9.39
March 1, 2023	$9.24	$0.14	$9.38
April 1, 2023	$9.22	$0.14	$9.36
May 1, 2023	$9.22	$0.14	$9.36
June 1, 2023	$9.19	$0.14	$9.33
July 1, 2023	$9.29	$0.14	$9.43
August 1, 2023	$9.34	$0.14	$9.48
September 1, 2023	$9.38	$0.14	$9.52
January 1, 2024	$9.49	$0.14	$9.63
February 1, 2024	$9.50	$0.14	$9.64
March 1, 2024	$9.50	$0.14	$9.64
April 1, 2024	$9.51	$0.14	$9.65
May 1, 2024	$9.52	$0.14	$9.66
June 1, 2024	$9.58	$0.14	$9.72
July 1, 2024	$9.55	$0.14	$9.69
August 1, 2024	$9.56	$0.14	$9.70
September 1, 2024	$9.57	$0.14	$9.71

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2023	$9.08	$—	$9.08
February 1, 2023	$9.26	$—	$9.26
March 1, 2023	$9.26	$—	$9.26
April 1, 2023	$9.24	$—	$9.24
May 1, 2023	$9.24	$—	$9.24
June 1, 2023	$9.21	$—	$9.21
July 1, 2023	$9.31	$—	$9.31
August 1, 2023	$9.36	$—	$9.36
September 1, 2023	$9.39	$—	$9.39
January 1, 2024	$9.50	$—	$9.50
February 1, 2024	$9.51	$—	$9.51
March 1, 2024	$9.52	$—	$9.52
April 1, 2024	$9.53	$—	$9.53
May 1, 2024	$9.53	$—	$9.53
June 1, 2024	$9.59	$—	$9.59
July 1, 2024	$9.56	$—	$9.56
August 1, 2024	$9.58	$—	$9.58
September 1, 2024	$9.58	$—	$9.58
Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were recorded during the following periods:

	For the Nine Months Ended September 30, 2024
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 20, 2023	January 31, 2024	February 23, 2024	$0.07010	$21,517	$2,829	$42,089
February 21, 2024	February 29, 2024	March 22, 2024	0.07010	22,651	2,984	44,196
February 21, 2024	March 29, 2024	April 23, 2024	0.10280	35,655	4,144	67,452
February 21, 2024	April 30, 2024	May 22, 2024	0.07010	24,985	2,868	49,096
May 7, 2024	May 31, 2024	June 26, 2024	0.07010	26,216	3,105	51,937
May 7, 2024	June 28, 2024	July 24, 2024	0.10280	41,249	4,646	78,628
May 7, 2024	July 31, 2024	August 22, 2024	0.07010	28,185	3,184	56,502
August 6, 2024	August 31, 2024	September 25, 2024	0.07010	29,198	3,267	58,767
August 6, 2024	September 30, 2024	October 24, 2024	0.10280	45,420	4,903	88,490
		Total	$0.72900	$275,076	$31,930	$537,157

(1)Distributions per share are gross of shareholder servicing fees.
(2)Distribution amounts are net of shareholder servicing fees.

	For the Nine Months Ended September 30, 2023
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
December 5, 2022	January 31, 2023	February 24, 2023	$0.08765	$16,523	$4,296	$30,667
February 10, 2023	February 28, 2023	March 23, 2023	0.06765	12,882	3,372	24,319
February 10, 2023	March 31, 2023	April 26, 2023	0.06765	13,027	3,550	24,938
February 10, 2023	April 30, 2023	May 22, 2023	0.08765	18,233	4,956	33,691
May 9, 2023	May 31, 2023	June 26, 2023	0.06765	14,183	3,884	27,515
May 9, 2023	June 30, 2023	July 26, 2023	0.06765	14,804	3,894	28,323
May 9, 2023	July 31, 2023	August 22, 2023	0.08765	20,574	5,252	38,233
August 21, 2023	August 31, 2023	September 26, 2023	0.07010	16,878	4,262	31,886
August 21, 2023	September 30, 2023	October 26, 2023	0.07010	17,637	4,358	33,085
		Total	$0.67375	$144,741	$37,824	$272,657

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

Prior to the termination of the Expense Support Agreement on March 7, 2023, a portion of our distributions resulted from expense support from the Adviser. The purpose of this arrangement was to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes.

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

	For the Nine Months Ended September 30, 2024
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.72900	$844,163	100.0%
Total	$0.72900	$844,163	100.0%

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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased

February 28, 2023	S	March 31, 2023	$21,643	$9.21	2,349,994
February 28, 2023	D	March 31, 2023	$3,453	$9.22	374,566
February 28, 2023	I	March 31, 2023	$68,023	$9.24	7,361,842
May 31, 2023	S	June 30, 2023	$16,367	$9.28	1,763,641
May 31, 2023	D	June 30, 2023	$13,809	$9.29	1,486,423
May 31, 2023	I	June 30, 2023	$46,072	$9.31	4,948,651
August 24, 2023	S	September 30, 2023	$14,790	$9.40	1,573,405
August 24, 2023	D	September 30, 2023	$12,978	$9.41	1,379,185
August 24, 2023	I	September 30, 2023	$76,140	$9.43	8,074,185
February 27, 2024	S	March 31, 2024	$33,826	$9.50	3,560,660

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased

February 27, 2024	D	March 31, 2024	$26,354	$9.51	2,771,164
February 27, 2024	I	March 31, 2024	$81,994	$9.53	8,603,765
May 24, 2024	S	June 28, 2024	$50,529	$9.53	5,302,035
May 24, 2024	D	June 28, 2024	$3,558	$9.55	372,544
May 24, 2024	I	June 28, 2024	$97,737	$9.56	10,223,527
August 30, 2024	S	September 30, 2024	$46,534	$9.55	4,872,698
August 30, 2024	D	September 30, 2024	$2,153	$9.56	225,274
August 30, 2024	I	September 30, 2024	$102,943	$9.57	10,756,911

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of the following periods:

	September 30, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	$2,245,000	$1,199,698	$1,045,302	$(15,455)	$1,184,243
SPV Asset Facility I	525,000	300,000	38,665	(5,623)	294,377
SPV Asset Facility II	1,500,000	820,000	229,243	(12,818)	807,182
SPV Asset Facility III(2)	1,500,000	1,032,267	106,744	(14,081)	1,018,186
SPV Asset Facility IV	500,000	305,000	85,836	(3,402)	301,598
SPV Asset Facility V	300,000	210,000	15,007	(2,459)	207,541
SPV Asset Facility VI	750,000	350,000	43,041	(6,489)	343,511
SPV Asset Facility VII(2)	300,000	167,007	35,365	(2,222)	164,785
CLO VIII	290,000	290,000	—	(1,948)	288,052
CLO XI	260,000	260,000	—	(1,733)	258,267
CLO XII	260,000	260,000	—	(1,856)	258,144
CLO XV	312,000	312,000	—	(2,712)	309,288
CLO XVI	420,000	420,000	—	(2,757)	417,243
CLO XVII	325,000	325,000	—	(2,773)	322,227
CLO XVIII	260,000	260,000	—	(1,802)	258,198
March 2025 Notes	500,000	500,000	—	(1,043)	498,957
September 2026 Notes	350,000	350,000	—	(3,336)	346,664
February 2027 Notes	500,000	500,000	—	(3,731)	496,269
September 2027 Notes(3)	600,000	600,000	—	(5,625)	603,757
June 2028 Notes(3)	650,000	650,000	—	(8,572)	657,445
January 2029 Notes(3)	550,000	550,000	—	(12,054)	552,586
September 2029 Notes(3)	500,000	500,000	—	(11,266)	508,543
March 2030 Notes(3)	1,000,000	1,000,000	—	(19,954)	974,312
March 2031 Notes(3)	750,000	750,000	—	(19,853)	747,376
Total Debt	$15,147,000	$11,910,972	$1,599,203	$(163,564)	$11,818,751

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
(3)Net Carrying Value is inclusive of change in fair market value of effective hedge.

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	$1,945,000	$628,128	$1,316,872	$(16,732)	$611,396
SPV Asset Facility I	525,000	475,000	50,000	(6,080)	468,920
SPV Asset Facility II	1,800,000	1,718,000	82,000	(7,255)	1,710,745
SPV Asset Facility III	1,000,000	522,000	289,180	(8,954)	513,046
SPV Asset Facility IV	500,000	250,000	61,848	(3,704)	246,296
SPV Asset Facility V	300,000	200,000	12,439	(2,995)	197,005
SPV Asset Facility VI	750,000	160,000	18,188	(7,006)	152,994
CLO VIII	290,000	290,000	—	(2,093)	287,907
CLO XI	260,000	260,000	—	(1,856)	258,144
CLO XII	260,000	260,000	—	(1,998)	258,002
March 2025 Notes	500,000	500,000	—	(3,414)	496,586
September 2026 Notes	350,000	350,000	—	(5,318)	344,682
February 2027 Notes	500,000	500,000	—	(3,301)	496,699
September 2027 Notes(3)	600,000	600,000	—	(6,869)	598,564
June 2028 Notes	650,000	650,000	—	(9,988)	640,012
January 2029 Notes(3)	550,000	550,000	—	(13,679)	546,975
Total Debt	$10,780,000	$7,913,128	$1,830,527	$(101,242)	$7,827,973

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
(3)Net Carrying Value is inclusive of change in fair market value of effective hedge.

The below table represents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$206,792	$122,244	$541,000	$317,732
Amortization of debt issuance costs	8,242	4,596	21,575	12,727
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items(1)	(5,573)	502	(748)	1,029
Total Interest Expense	$209,461	$127,342	$561,827	$331,488
Average interest rate	7.5%	7.2%	7.6%	6.8%
Average daily borrowings	$10,779,440	$6,636,362	$9,368,526	$6,150,468

(1)Refer to the September 2027, June 2028, January 2029, September 2029, March 2030, and March 2031 Notes for details on the facility’s interest rate swap.

The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)

SPV Asset Facility I
September 30, 2024 (unaudited)	$300.0	$2,072.9	—	N/A
December 31, 2023	$475.0	$2,085.2	—	N/A
SPV Asset Facility II
September 30, 2024 (unaudited)	$820.0	$2,072.9	—	N/A
December 31, 2023	$1,718.0	$2,085.2	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)

SPV Asset Facility III
September 30, 2024 (unaudited)	$1,032.3	$2,072.9	—	N/A
December 31, 2023	$522.0	$2,085.2	—	N/A
SPV Asset Facility IV
September 30, 2024 (unaudited)	$305.0	$2,072.9	—	N/A
December 31, 2023	$250.0	$2,085.2	—	N/A
SPV Asset Facility V
September 30, 2024 (unaudited)	$210.0	$2,072.9	—	N/A
December 31, 2023	$200.0	$2,085.2	—	N/A
SPV Asset Facility VI
September 30, 2024 (unaudited)	$350.0	$2,072.9	—	N/A
December 31, 2023	$160.0	$2,085.2	—	N/A
SPV Asset Facility VII
September 30, 2024 (unaudited)	$167.0	$2,072.9	—	N/A
CLO VIII
September 30, 2024 (unaudited)	$290.0	$2,072.9	—	N/A
December 31, 2023	$290.0	$2,085.2	—	N/A
CLO XI
September 30, 2024 (unaudited)	$260.0	$2,072.9	—	N/A
December 31, 2023	$260.0	$2,085.2	—	N/A
CLO XII
September 30, 2024 (unaudited)	$260.0	$2,072.9	—	N/A
December 31, 2023	$260.0	$2,085.2	—	N/A
CLO XV
September 30, 2024 (unaudited)	$312.0	$2,072.9	—	N/A
CLO XVI
September 30, 2024 (unaudited)	$420.0	$2,072.9	—	N/A
CLO XVII
September 30, 2024 (unaudited)	$325.0	$2,072.9	—	N/A
CLO XVIII
September 30, 2024 (unaudited)	$260.0	$2,072.9	—	N/A
Revolving Credit Facility
September 30, 2024 (unaudited)	$1,199.7	$2,072.9	—	N/A
December 31, 2023	$628.1	$2,085.2	—	N/A
September 2026 Notes
September 30, 2024 (unaudited)	$350.0	$2,072.9	—	N/A
December 31, 2023	$350.0	$2,085.2	—	N/A
February 2027 Notes
September 30, 2024 (unaudited)	$500.0	$2,072.9	—	N/A
December 31, 2023	$500.0	$2,085.2	—	N/A
September 2027 Notes
September 30, 2024 (unaudited)	$600.0	$2,072.9	—	N/A
December 31, 2023	$600.0	$2,085.2	—	N/A
June 2028 Notes
September 30, 2024 (unaudited)	$650.0	$2,072.9	—	N/A
December 31, 2023	$650.0	$2,085.2	—	N/A
March 2025 Notes

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)

September 30, 2024 (unaudited)	$500.0	$2,072.9	—	N/A
December 31, 2023	$500.0	$2,085.2	—	N/A
January 2029 Notes
September 30, 2024 (unaudited)	$550.0	$2,072.9	—	N/A
December 31, 2023	$550.0	$2,085.2	—	N/A
September 2029 Notes
September 30, 2024 (unaudited)	$500.0	$2,072.9	—	N/A
March 2030 Notes
September 30, 2024 (unaudited)	$1,000.0	$2,072.9	—	N/A
March 2031 Notes
September 30, 2024 (unaudited)	$750.0	$2,072.9	—	N/A

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
Credit Facilities
Revolving Credit Facility
On August 11, 2022, we entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”), which amends and restates in its entirety that certain Senior Secured Revolving Credit Agreement, dated as of April 14, 2021 (as amended, restated, supplemented or otherwise modified prior to August 11, 2022). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto (each a “Revolving Credit Lender” and collectively, the “Revolving Credit Lenders”) and Sumitomo Mitsui Banking Corporation, as Administrative Agent. On November 2, 2023 (the “Revolving Credit Facility First Amendment Date”), the parties to the Revolving Credit Facility entered into an amendment, including to extend the availability period and maturity date for certain lenders, convert a portion of the existing revolver availability into term loan availability, reduce the credit adjustment spread for US dollar denominated term SOFR loans to 0.10% for all tenors and make various other changes. The following describes the terms of the Revolving Credit Facility as modified through September 6, 2024.
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
As of September 6, 2024, the Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $2.25 billion, which is comprised of (a) a term loan in a principal amount of $125.0 million and (b) subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $2.12 billion (the revolving credit facility increased from $2.05 billion to $2.12 billion on September 6, 2024). The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. As of September 6, 2024, maximum capacity under the Revolving Credit Facility may be increased to $2.84 billion through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
As of September 6, 2024, the availability period under the Revolving Credit Facility will terminate on November 2, 2027 (the “Revolving Credit Facility Commitment Termination Date”). The Revolving Credit Facility will mature on November 2, 2028 (the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to

the Revolving Credit Facility Maturity Date, we will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
We may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 6, 2024, amounts drawn under the Revolving Credit Facility in U.S. dollars will bear interest at term SOFR plus any applicable credit adjustment spread plus margin of 2.00% per annum, or the alternative base rate plus margin of 1.00% per annum. With respect to loans denominated in U.S. dollars, we may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at our option, subject to certain conditions. As of September 6, 2024, amounts drawn under the Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 2.00% per annum. As of September 6, 2024, we will also pay a fee of 0.375% on undrawn amounts under the Revolving Credit Facility.
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
SPV Asset Facility II
On October 5, 2021 (the “SPV Asset Facility II Closing Date”), Core Income Funding II LLC (“Core Income Funding II”), a Delaware limited liability company entered into a loan and financing and servicing agreement (as amended through the date here of, the “SPV Asset Facility II”), with Core Income Funding II, as borrower, us, as equityholder and service provider, the lenders from time to time parties thereto (the “SPV Asset Facility II Lenders”), Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as collateral agent, and Alter Domus (US) LLC as collateral custodian. The following describes the terms of the SPV Asset Facility II as amended through August 9, 2024 (the “SPV Asset Facility II Eighth Amendment Date”).
From time to time, we expect to sell and contribute certain loan assets to Core Income Funding II pursuant to a Sale and Contribution Agreement by and between us and Core Income Funding II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by Core Income Funding II, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Core Income Funding II through our ownership of Core Income Funding II. The maximum principal amount of the SPV Asset Facility II is $1.50 billion (decreased from $1.80 billion to $1.50 billion on the SPV Asset Facility II Eighth Amendment Date); the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Core Income Funding II’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits and collateral quality tests.
The SPV Asset Facility II provides for the ability to borrow, reborrow, repay and prepay advances under the SPV Asset Facility II until October 5, 2026 unless such period is extended or accelerated under the terms of the SPV Asset Facility II (the “SPV Asset Facility II Revolving Period”). Unless otherwise extended, accelerated or terminated under the terms of the SPV Asset Facility II, the SPV Asset Facility II will mature on the date that is two years after the last day of the SPV Asset Facility II Revolving Period (the “SPV Asset Facility II Termination Date”). Prior to the SPV Asset Facility II Termination Date, proceeds received by Core Income Funding II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding advances, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility II Termination Date, Core Income Funding II must pay in full all outstanding fees and expenses and all principal and interest on outstanding advances, and the excess may be returned to us.
Amounts drawn under the SPV Asset Facility II bear interest at Term SOFR (or, in the case of certain SPV Asset Facility II Lenders that are commercial paper conduits, the lower of (a) their cost of funds and (b) Term SOFR, such Term SOFR not to be lower than zero) plus a spread equal to 2.15% per annum, which spread will increase (a) on and after the end of the SPV Asset Facility II Revolving Period by 0.15% per annum if no event of default has occurred and (b) by 2.00% per annum upon the occurrence of an event of default (such spread, the “SPV Asset Facility II Applicable Margin”). Term SOFR may be replaced as a base rate under certain circumstances. During the SPV Asset Facility II Revolving Period, Core Income Funding II will pay an undrawn fee ranging from 0.00% to 0.25% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. During the SPV Asset Facility II Revolving Period, if the undrawn commitments are in excess of a certain portion (initially 20% and increasing in stages to 35%, 50% and 70%) of the total commitments under the SPV Asset Facility II, Core Income Funding II will also pay a make-whole fee equal to the SPV Asset Facility II Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess. Core Income Funding II will also pay Deutsche Bank AG, New York Branch, certain fees (and reimburse certain expenses) in connection with its role as facility agent. The SPV Asset Facility II contains customary covenants, including certain financial maintenance covenants, limitations on the activities of Core Income Funding II, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of Core Income Funding II and on any payments received by Core Income Funding II in respect of those assets. Assets pledged to the SPV Asset Facility II Lenders will not be available to pay our debts.
Borrowings of Core Income Funding II are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

SPV Asset Facility III
On March 24, 2022 (the “SPV Asset Facility III Closing Date”), Core Income Funding III LLC (“Core Income Funding III”), a Delaware limited liability company entered into a Credit Agreement (the “SPV Asset Facility III”), with Core Income Funding III, as borrower, the Adviser, as servicer, the lenders from time to time parties thereto (the “SPV Asset Facility III Lenders”), Bank of America, N.A., as administrative agent, State Street Bank and Trust Company, as collateral agent, Alter Domus (US) LLC as collateral custodian and Bank of America, N.A., as sole lead arranger and sole book manager. On November 21, 2023, the parties to the SPV Asset Facility III entered into an amendment, including to increase the maximum principal amount available under the facility, extend the availability period and maturity date, change the interest rate, replace Alter Domus (US) as collateral custodian with State Street Bank and Trust Company and make various other changes. The following describes the terms of SPV Asset Facility III amended through July 30, 2024 (the “SPV Asset Facility III Second Amendment Date”).
From time to time, we expect to sell and contribute certain investments to Core Income Funding III pursuant to a Sale and Contribution Agreement, dated as of the SPV Asset Facility III Closing Date, by and between the Company and Core Income Funding III. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility III will be used to finance the origination and acquisition of eligible assets by Core Income Funding III, including the purchase of such assets from the Company. We retain a residual interest in assets contributed to or acquired by Core Income Funding III through our ownership of Core Income Funding III. The maximum principal amount of the SPV Asset Facility III is $1.50 billion (increased from $1.0 billion to $1.50 billion on the SPV Asset Facility III Second Amendment Date), which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Core Income Funding III’s assets from time to time, and satisfaction of certain conditions, including certain portfolio criteria.
The SPV Asset Facility III provides for the ability to draw and redraw revolving loans under the SPV Asset Facility III for a period of up to three years after the SPV Asset Facility III Second Amendment Date unless the commitments are terminated sooner as provided in the SPV Asset Facility III (the “SPV Asset Facility III Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility III will mature on July 30, 2029 (the “SPV Asset Facility III Stated Maturity”). To the extent the commitments are terminated or permanently reduced during the first two years following the SPV Asset Facility III Closing Date, Core Income Funding III may owe a prepayment penalty. Prior to the SPV Asset Facility III Stated Maturity, proceeds received by Core Income Funding III from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility III Stated Maturity, Core Income Funding III must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.
Amounts drawn in U.S. dollars are benchmarked to Daily SOFR, amounts drawn in British pounds are benchmarked to SONIA plus an adjustment of 0.11930%, amounts drawn in Canadian dollars are benchmarked to CORRA plus an adjustment of 0.29547%, and amounts drawn in Euros are benchmarked to EURIBOR, and in each case plus a spread equal to the Applicable Margin. As of the SPV Asset Facility III Second Amendment Date, the “Applicable Margin” ranges from 1.60% to 2.60% depending on the composition of the collateral. The SPV Asset Facility III also allows for amounts drawn in U.S. dollars to bear interest at an alternate base rate without a spread.
From the SPV Asset Facility III Closing Date to the SPV Asset Facility III Commitment Termination Date, there is a commitment fee, calculated on a daily basis, on the undrawn amount under the SPV Asset Facility III. The SPV Asset Facility III contains customary covenants, including certain limitations on the activities of Core Income Funding III, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility III is secured by a perfected first priority security interest in the assets of Core Income Funding III and on any payments received by Core Income Funding III in respect of those assets. Assets pledged to the SPV Asset Facility III Lenders will not be available to pay our debts.
Borrowings of Core Income Funding III are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
SPV Asset Facility IV
On March 16, 2022 (the “SPV Facility IV Closing Date”), Core Income Funding IV LLC (“Core Income Funding IV”), a Delaware limited liability company entered into a Credit Agreement (the “SPV Asset Facility IV”), with Core Income Funding IV, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility IV Lenders”), Sumitomo Mitsui Banking Corporation, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and Alter Domus (US) LLC as Document Custodian.
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
SPV Asset Facility V
On March 9, 2023 (the “SPV Facility V Closing Date”), Core Income Funding V LLC (“Core Income Funding V”), a Delaware limited liability company entered into a loan and security agreement (the “SPV Asset Facility V”), with Core Income Funding V, as Borrower, us, as Servicer and Equityholder, the lenders from time to time parties thereto (the “SPV Asset Facility V Lenders”), Wells Fargo Bank, National Association, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, and Alter Domus (US) LLC as Collateral Custodian. The following describes the terms of SPV Asset Facility V as amended through June 28, 2024 (the “SPV Asset Facility V First Amendment Date”).
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
Debt Securitization Transactions
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
CLO XVII
On July 18, 2024 (the “CLO XVII Closing Date”), we completed a $500.59 million term debt securitization transaction (the “CLO XVII Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO XVII Transaction and the secured loan borrowed in the CLO XVII Transaction were issued and incurred, as applicable, by our consolidated subsidiary Owl Rock CLO XVII, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XVII Issuer”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO XVII Issuer.
The CLO XVII Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture dated as of the CLO XVII Closing Date (the “CLO XVII Indenture”), by and among the CLO XVII Issuer and State Street Bank and Trust Company: (i) $275.0 million of AAA(sf) Class A-1 Notes, which bear interest at three-month term SOFR plus 1.68%, (ii) $25.0 million of AAA(sf) Class A-2 Notes, which bear interest at three-month term SOFR plus 1.85% and (iii) $25.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 1.95% (together, the “CLO XVII Secured Notes”). The CLO XVII Secured Notes are secured by middle-market loans, participation interests in middle-market loans and other assets of the CLO XVII Issuer. The CLO XVII Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO XVII Indenture) in July 2036. The CLO XVII Secured Notes were privately placed by Natixis Securities Americas LLC, as Placement Agent.
Concurrently with the issuance of the CLO XVII Secured Notes, the CLO XVII Issuer issued approximately $175.59 million of subordinated securities in the form of 177,590 preferred shares at an issue price of U.S. $1,000 per share (the “CLO XVII Preferred Shares”). The CLO XVII Preferred Shares were issued by the CLO XVII Issuer as part of its issued share capital and are not secured by the collateral securing the CLO XVII Debt. We purchased all of the CLO XVII Preferred Shares. We act as retention holder in connection with the CLO XVII Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO XVII Preferred Shares.
As part of the CLO XVII Transaction, we entered into a loan sale agreement with the CLO XVII Issuer dated as of the CLO XVII Closing Date (the “CLO XVII OCIC Loan Sale Agreement”), which provided for the contribution of approximately $463.204 million funded par amount of middle-market loans from us to the CLO XVII Issuer on the CLO XVII Closing Date and for future sales from us to the CLO XVII Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XVII Secured Notes. The remainder of the initial portfolio assets secured the CLO XVII Secured Notes consisted of approximately $11.987 million funded par amount of middle-market loans purchased by the CLO XVII Issuer from Core Income Funding I LLC, a wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the CLO XVII Closing Date between the CLO XVII

Issuer and Core Income Funding I LLC (the “CLO XVII Core Income Funding I Loan Sale Agreement”). We and Core Income Funding I LLC each made customary representations, warranties, and covenants to the CLO XVII Issuer under the applicable loan sale agreement. No gain or loss was recognized as a result of these sales and contributions.
Through the Payment Date in July 2028, a portion of the proceeds received by the CLO XVII Issuer from the loans securing the CLO XVII Secured Notes may be used by the CLO XVII Issuer to purchase additional middle-market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO XVII Issuer and in accordance with our investing strategy and ability to originate eligible middle-market loans.
The CLO XVII Secured Notes are the secured obligation of the CLO XVII Issuer, and the CLO XVII Indenture includes customary covenants and events of default. The CLO XVII Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
The Adviser will serve as collateral manager for the CLO XVII Issuer under a collateral management agreement dated as of the CLO XVII Closing Date (the “CLO XVII Collateral Management Agreement”). The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Amended and Restated Investment Advisory Agreement, dated May 18, 2021, between the Adviser and us will be offset by the amount of the collateral management fee attributable to the CLO XVII Issuer’s equity or notes owned by us.
CLO XVIII
On July 12, 2024 (the “CLO XVIII Closing Date”), we completed a $399.80 million term debt securitization transaction (the “CLO XVIII Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO XVIII Transaction and the secured loan borrowed in the CLO XVIII Transaction were issued and incurred, as applicable, by our consolidated subsidiary Owl Rock CLO XVIII, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XVIII Issuer”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO XVIII Issuer.
The CLO XVIII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture dated as of the CLO XVIII Closing Date (the “CLO XVIII Indenture”), by and among the CLO XVIII Issuer and State Street Bank and Trust Company: (i) $178.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 1.70%, (ii) $32.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 1.95% (together, the “CLO XVIII Secured Notes”) and (B) the borrowing by the CLO XVIII Issuer of $50.0 million under floating rate Class A-1L Loans (the “CLO XVIII Class A-1L Loans” and together with the CLO XVIII Secured Notes, the “CLO XVIII Debt”). The CLO XVIII Class A-1L Loans bear interest at three-month term SOFR plus 1.70%. The CLO XVIII Class A-1L Loans were borrowed under a loan agreement (the “CLO XVIII A-1L Loan Agreement”), dated as of the CLO XVIII Closing Date, by and among the CLO XVIII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XVIII Debt is secured by middle-market loans, participation interests in middle-market loans and other assets of the CLO XVIII Issuer. The CLO XVIII Debt is scheduled to mature on the Payment Date (as defined in the CLO XVIII Indenture) in July 2036. The CLO XVIII Secured Notes were privately placed by Deutsche Bank Securities Inc. as Initial Purchaser.
Concurrently with the issuance of the CLO XVIII Secured Notes, the CLO XVIII Issuer issued approximately $139.8 million of subordinated securities in the form of 139,800 preferred shares at an issue price of U.S. $1,000 per share (the “CLO XVIII Preferred Shares”). The CLO XVIII Preferred Shares were issued by the CLO XVIII Issuer as part of its issued share capital and are not secured by the collateral securing the CLO XVIII Debt. We purchased all of the CLO XVIII Preferred Shares. We acts as retention holder in connection with the CLO XVIII Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO XVIII Preferred Shares.
As part of the CLO XVIII Transaction, we entered into a loan sale agreement with the CLO XVIII Issuer dated as of the CLO XVIII Closing Date (the “CLO XVIII OCIC Loan Sale Agreement”), which provided for the contribution of approximately $246.228 million funded par amount of middle-market loans from us to the CLO XVIII Issuer on the CLO XVIII Closing Date and for future sales from us to the CLO XVIII Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XVIII Secured Notes. The remainder of the initial portfolio assets secured the CLO XVIII Secured Notes consisted of approximately $146.385 million funded par amount of middle-market loans purchased by the CLO XVIII Issuer from Core Income Funding IV LLC, a wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the CLO XVIII Closing Date between the CLO XVIII Issuer and Core Income Funding IV LLC (the “CLO XVIII Core Income Funding IV Loan Sale

Agreement”). We and Core Income Funding IV LLC each made customary representations, warranties, and covenants to the CLO XVIII Issuer under the applicable loan sale agreement. No gain or loss was recognized as a result of these sales and contributions.
Through the Payment Date in July 2029, a portion of the proceeds received by the CLO XVIII Issuer from the loans securing the CLO XVIII Debt may be used by the CLO XVIII Issuer to purchase additional middle-market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO XVIII Issuer and in accordance with our investing strategy and ability to originate eligible middle-market loans.
The CLO XVIII Debt is the secured obligation of the CLO XVIII Issuer, and the CLO XVIII Indenture and CLO XVIII A-1L Loan Agreement each include customary covenants and events of default. The CLO XVIII Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
The Adviser will serve as collateral manager for the CLO XVIII Issuer under a collateral management agreement dated as of the CLO XVIII Closing Date (the “CLO XVIII Collateral Management Agreement”). The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Amended and Restated Investment Advisory Agreement, dated May 18, 2021, between the Adviser and us will be offset by the amount of the collateral management fee attributable to the CLO XVIII Issuer’s equity or notes owned by us.
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
In connection with the issuance of the September 2027 Notes, on October 18, 2022 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $600.0 million. We will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.84%. The interest rate swaps mature on September 16, 2027. For the three months ended September 30, 2024, we made periodic payments of $4.8 million and for the nine months ended September 30, 2024, we made periodic payments of $9.5 million. For the three months ended September 30, 2023, we made periodic payments of $4.2 million and for the nine months ended September 30, 2023, we made periodic payments of $4.9 million. The interest expense related to the September 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2024, the interest rate swap had a fair value of $11.3 million ($1.9 million net of the present value of the cash flows of the September 2027 Notes). As of December 31, 2023, the interest rate swap had a fair value of $6.5 million ($1.1 million net of the present value of the cash flows of the September 2027 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 5. Debt.”
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
In connection with the issuance of the June 2028 Notes, on February 16, 2024 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $650.0 million. We will receive fixed rate interest at 7.950% and pay variable rate interest based on SOFR plus 3.79%. The interest rate swaps mature on May 13, 2028. For the three and nine months ended September 30, 2024, we made periodic payments of $2.6 million. The interest expense related to the June 2028 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2024, the interest rate swap had a fair value of $17.3 million ($1.3 million net of the present value of the cash flows of the June 2028 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the June 2028 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations.
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
In connection with the issuance of the January 2029 Notes, on November 28, 2023 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $550.0 million. We will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.647%. The interest rate swaps mature on January 15, 2029. For the three and nine months ended September 30, 2024, we made periodic payments of $4.8 million. The interest expense related to the January 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2024, the interest rate swap had a fair value of $16.6 million ($1.9 million net of the present value of the cash flows of the January 2029 Notes). As of December 31, 2023, the interest rate swap had a fair value of $12.1 million ($1.5 million net of the present value of the cash flows of the January 2029 notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the January 2029 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations.
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
In connection with the issuance of the September 2029 Notes, on May 14, 2024 we entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $500.0 million. We will receive fixed rate interest at 6.600% and pay variable rate interest based on SOFR plus 2.337%. The interest rate swap matures on August 15, 2029. For the three and nine months ended September 30, 2024, we made periodic payments of $2.2 million. The interest expense related to the September 2029 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2024, the interest rate swap had a fair value of $21.6 million ($1.8 million net of the present value of the cash flows of the September 2029 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2029 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations.
March 2030 Notes
On September 13, 2024, we issued $1.00 billion aggregate principal amount of its 5.800% notes due 2030 (the “March 2030 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant Rule 144A under the Securities Act and non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. The March 2030 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
The March 2030 Notes were issued pursuant to the Base Indenture and a Ninth Supplemental Indenture, dated as of September 13, 2024 (the “Ninth Supplemental Indenture” and together with the Base Indenture, the “March 2030 Indenture”), between the us and the Trustee. The March 2030 Notes will mature on March 15, 2030 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the March 2030 Indenture. The March 2030 Notes bear interest at a rate of 5.800% per year payable semi-annually on March 15 and September 15 of each year, commencing on March 15, 2025. Concurrent with the issuance of the March 2030 Notes, we entered into a Registration Rights Agreement (the “March 2030 Registration Rights Agreement”) for the benefit of the purchasers of the March 2030 Notes. Pursuant to the March 2030 Registration Rights Agreement, we are obligated to file a registration statement with the SEC with respect to an offer to exchange the March 2030 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the March 2030 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the March 2030 Notes. If we fail to satisfy its registration obligations under the March 2030 Registration Rights Agreement, it will be required to pay additional interest to the holders of the March 2030 Notes.
The March 2030 Notes are our direct, general unsecured obligations and rank senior in right of payment to all of the our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the March 2030 Notes. The March 2030 Notes rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior, to the March 2030 Notes. The March 2030 Notes rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secures) to the extent of the value of the assets securing such indebtedness. The March 2030 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.
The March 2030 Indenture contains certain covenants, including covenants requiring us to (i) comply with Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a) of the 1940 Act, for the period of time during which the March 2030 Notes are outstanding, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the March 2030 Notes and the Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the March 2030 Indenture.
In addition, if a change of control repurchase event, as defined in the March 2030 Indenture, occurs prior to maturity, holders of the March 2030 Notes will have the right, at their option, to require us to repurchase for cash some or all of the March 2030 Notes at a repurchase price equal to 100% of the aggregate principal amount of the March 2030 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date.
In connection with the issuance of the March 2030 Notes, on September 10, 2024 we entered into a bilateral interest rate swaps. The notional amount of the interest rate swaps is $1.00 billion. We will receive fixed rate interest at 5.800% and pay variable rate interest based on SOFR plus 2.619%. The interest rate swaps mature on February 15, 2030. For the three and nine months ended September 30, 2024, we did not make a periodic payment. The interest expense related to the March 2030 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2024, the interest rate swap had a fair value of $(10.4) million ($(4.6) million net of the present value of the cash flows of the March 2030 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the March 2030 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations.

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
In connection with the issuance of the March 2031 Notes, on January 29, 2024 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $750.0 million. We will receive fixed rate interest at 6.650% and pay variable rate interest based on SOFR plus 2.902%. The interest rate swaps mature on January 15, 2031. For the three and nine months ended September 30, 2024, we made periodic payments of $8.5 million. The interest expense related to the March 2031 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2024, the interest rate swap had a fair value of $18.2 million ($0.9 million net of the present value of the cash flows of the March 2031 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the March 2031 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations.

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. As of the following periods, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2024	December 31, 2023
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$61,262	$8,444
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	41,184	309
ACR Group Borrower, LLC	First lien senior secured delayed draw term loan	835	—
ACR Group Borrower, LLC	First lien senior secured revolving loan	687	425
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	352	282
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured multi-draw term loan	34,135	—
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured multi-draw term loan	74,206	—
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured multi-currency revolving loan	44,919	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	6,792	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	4,245	—
Alera Group, Inc.	First lien senior secured delayed draw term loan	31,871	45,858
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	—	3,247
AlphaSense, Inc.	First lien senior secured delayed draw term loan	716	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	707	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	22,244	26,966
AmeriLife Holdings LLC	First lien senior secured revolving loan	16,273	16,273
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	—	5,457
Anaplan, Inc.	First lien senior secured revolving loan	16,528	16,528
Apex Service Partners, LLC	First lien senior secured revolving loan	4,002	7,080
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	—	17,957
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	6,550	10,587
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	2,688	—
Appfire Technologies, LLC	First lien senior secured revolving loan	1,633	1,260
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	9,925	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	7,282	—
Aramsco, Inc.	First lien senior secured delayed draw term loan	7,797	7,797

Portfolio Company	Investment	September 30, 2024	December 31, 2023
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	2,422	9,688
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	3,793	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	754	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	1,956	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	3,404	3,404
Associations, Inc.	First lien senior secured delayed draw term loan	31,686	507
Associations, Inc.	First lien senior secured revolving loan	25,388	3,123
Aurelia Netherlands Midco 2 B.V. (f/k/a Adevinta)	First lien senior secured NOK term loan	—	31,898
Aurelia Netherlands Midco 2 B.V. (f/k/a Adevinta)	First lien senior secured EUR term loan	—	30,482
Aurelia Netherlands Midco 2 B.V. (f/k/a Adevinta)	First lien senior secured EUR revolving loan	—	3,387
Avalara, Inc.	First lien senior secured revolving loan	7,045	7,045
AWP Group Holdings, Inc.	First lien senior secured delayed draw term loan	3,723	7,024
AWP Group Holdings, Inc.	First lien senior secured revolving loan	5,805	4,557
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	4,489	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	1,995	—
Baker Tilly Advisory Group, L.P.	First lien senior secured delayed draw term loan	14,940	—
Baker Tilly Advisory Group, L.P.	First lien senior secured revolving loan	20,935	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	7,820	14,060
Bamboo US BidCo LLC	First lien senior secured revolving loan	20,128	20,128
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,593	1,275
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	21,926	26,528
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	2,172	3,207
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	161	161
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured delayed draw term loan	11,083	7,980
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured revolving loan	6,650	6,650
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	4,179	4,179
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	—	13,901
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured delayed draw term loan	5,161	13,641
Brightway Holdings, LLC	First lien senior secured revolving loan	2,105	1,158
Broadcast Music, Inc. (fka Otis Merger Sub, Inc.)	First lien senior secured revolving loan	6,271	—

Portfolio Company	Investment	September 30, 2024	December 31, 2023
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	119	468
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	723	868
Canadian Hospital Specialties Limited	First lien senior secured revolving loan	132	75
Capstone Acquisition Holdings, Inc.	First lien senior secured delayed draw term loan	1,789	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	577	577
Certinia, Inc.	First lien senior secured revolving loan	4,412	4,412
Chrysaor Bidco s.à r.l. (dba AlterDomus)	First lien senior secured delayed draw term loan	689	—
CivicPlus, LLC	First lien senior secured revolving loan	2,244	1,481
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	—	3,750
Community Brands ParentCo, LLC	First lien senior secured revolving loan	—	1,875
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	25,566	—
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	23,639	14,183
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	14,183	14,183
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	2,174	2,174
Coupa Holdings, LLC	First lien senior secured revolving loan	1,664	1,664
CPM Holdings, Inc.	First lien senior secured revolving loan	4,850	5,000
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	7,612	—
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	4,478	—
Cresset Capital Management, LLC	First lien senior secured revolving loan	2,239	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	17,226	17,226
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	12,046	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	30,115	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	15,899	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	15,899	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	9,963	9,963
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	91
Dresser Utility Solutions, LLC	First lien senior secured delayed draw term loan	7,537	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	10,552	—
DuraServ LLC	First lien senior secured delayed draw term loan	45,148	—
DuraServ LLC	First lien senior secured revolving loan	24,256	—

Portfolio Company	Investment	September 30, 2024	December 31, 2023
Eagle Family Foods Group LLC	First lien senior secured revolving loan	17,631	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	8,523	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	3,387	2,710
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	8,048	8,048
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	—	20,926
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	—	6,960
Entrata, Inc.	First lien senior secured revolving loan	513	513
EOS U.S. Finco LLC	First lien senior secured delayed draw term loan	9,830	9,830
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured delayed draw term loan	6,970	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	4,357	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	3,671	4,405
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	676	676
Faraday Buyer, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	14,307	14,307
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	16,228	—
Finastra USA, Inc.	First lien senior secured revolving loan	9,175	12,568
Forescout Technologies, Inc.	First lien senior secured revolving loan	1,320	—
Formerra, LLC	First lien senior secured revolving loan	421	526
Fortis Solutions Group, LLC	First lien senior secured revolving loan	4,948	6,409
FR Vision Holdings, Inc. (dba CHA Consulting)	First lien senior secured delayed draw term loan	10,915	—
FR Vision Holdings, Inc. (dba CHA Consulting)	First lien senior secured revolving loan	3,692	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	140	1,961
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	96	1,250
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	5,000	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	1,250	—
Fullsteam Operations, LLC	First lien senior secured revolving loan	500	500
Galls, LLC	First lien senior secured delayed draw term loan	34,926	—
Galls, LLC	First lien senior secured revolving loan	11,380	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	49,734	—
Galway Borrower LLC	First lien senior secured revolving loan	4,622	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	636	791

Portfolio Company	Investment	September 30, 2024	December 31, 2023
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	—	3,182
Gehl Foods, LLC	First lien senior secured delayed draw term loan	9,097	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	8,404	—
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured delayed draw term loan	14,089	14,090
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	7,123	4,908
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	1,673	669
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	7,600
Global Music Rights, LLC	First lien senior secured revolving loan	12,415	7,500
Granicus, Inc.	First lien senior secured revolving loan	4,633	127
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	327	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	215	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	96	96
HISSHO PARENT, LLC	First lien senior secured revolving loan	11,009	8,745
Home Service TopCo IV, Inc.	First lien senior secured delayed draw term loan	8,397	8,397
Home Service TopCo IV, Inc.	First lien senior secured revolving loan	3,359	3,359
Hyland Software, Inc.	First lien senior secured revolving loan	6,978	6,978
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	2,749	—
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,482	2,382
Ideal Image Development, LLC	First lien senior secured revolving loan	183	—
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	—	329
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	8,630	8,630
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	4,866	3,613
IMO Investor Holdings, Inc.	First lien senior secured delayed draw term loan	—	3,127
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	13,434	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	12,700	7,620
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	6,570	6,570
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	3,003	4,693
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	1,780	12,716
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	5,934	5,934
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	58,316	21,923

Portfolio Company	Investment	September 30, 2024	December 31, 2023
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	17,886	5,450
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	5,079	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	4,140	3,490
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	6,278	11,699
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	88	—
Kaseya Inc.	First lien senior secured delayed draw term loan	3,230	4,077
Kaseya Inc.	First lien senior secured revolving loan	3,256	3,256
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured delayed draw term loan	7,472	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured revolving loan	2,242	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	6,054	6,054
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	10,944	10,944
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	—	12,134
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	19,534	15,627
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	—	1,946
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured delayed draw term loan	—	6,360
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured delayed draw term loan	51,600	—
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured revolving loan	8,600	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured delayed draw term loan	27,285	40,928
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	11,685	11,685
Lignetics Investment Corp.	First lien senior secured revolving loan	574	1,912
Litera Bidco LLC	First lien senior secured delayed draw term loan	5,067	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	3,981	—
Litera Bidco LLC	First lien senior secured revolving loan	2,266	—
LSI Financing 1 DAC	Preferred equity	130,818	—
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	2,419	2,419
ManTech International Corporation	First lien senior secured delayed draw term loan	2,164	2,164
ManTech International Corporation	First lien senior secured revolving loan	1,806	1,806
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	20,448	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	15,336	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	24,114	21,702

Portfolio Company	Investment	September 30, 2024	December 31, 2023
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	7,234	5,627
Medline Borrower, LP	First lien senior secured revolving loan	—	2,020
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	3,571	3,571
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,702	2,553
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	4,746	2,215
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	41,960	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	25,814	—
Mitnick Corporate Purchaser, Inc.	First lien senior secured revolving loan	9,375	9,375
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	14,027	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	21,041	—
Natural Partners, LLC	First lien senior secured revolving loan	5,063	5,063
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	4,494	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	24,090	—
Nelipak Holding Company	First lien senior secured delayed draw term loan	11,787	—
Nelipak Holding Company	First lien senior secured revolving loan	5,454	—
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	4,118	4,118
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	558	558
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	5,282	4,930
OAC Holdings I Corp. (dba Omega Holdings)	First lien senior secured revolving loan	2,572	2,572
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	7,993	4,902
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	—	8,469
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3,302	3,302
Omnia Partners, LLC	First lien senior secured delayed draw term loan	—	172
OneOncology LLC	First lien senior secured delayed draw term loan	—	26,752
OneOncology, LLC	First lien senior secured delayed draw term loan	18,371	—
OneOncology, LLC	First lien senior secured revolving loan	14,269	14,267
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	10,148	10,148
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	—	17,905
Park Place Technologies, LLC	First lien senior secured delayed draw term loan	13,490	—

Portfolio Company	Investment	September 30, 2024	December 31, 2023
Park Place Technologies, LLC	First lien senior secured revolving loan	8,499	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured delayed draw term loan	10,286	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	88	70
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	14,911	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	6,560	—
PerkinElmer U.S. LLC	First lien senior secured delayed draw term loan	7,141	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	2,570	2,570
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	31,691	31,691
PetVet Care Centers, LLC	First lien senior secured revolving loan	33,258	33,258
Phantom Purchaser, Inc.	First lien senior secured revolving loan	11,437	—
Ping Identity Holding Corp.	First lien senior secured revolving loan	4,779	2,182
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	1,632	28,553
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	5,384	8,158
Pluralsight, LLC	First lien senior secured delayed draw term loan	496	—
Pluralsight, LLC	First lien senior secured revolving loan	198	87
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	3,778	10,076
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	11,854	11,854
Premise Health Holding Corp.	First lien senior secured revolving loan	8,191	—
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	64,856	—
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	85,120	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	29,489	—
QAD, Inc.	First lien senior secured revolving loan	6,000	6,000
Quva Pharma, Inc.	First lien senior secured revolving loan	218	455
Relativity ODA LLC	First lien senior secured revolving loan	2,797	435
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	14,908	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	13,053	—
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	5,718	5,718
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	5,742	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5,742	—
Securonix, Inc.	First lien senior secured revolving loan	5,219	5,339

Portfolio Company	Investment	September 30, 2024	December 31, 2023
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	4,777	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	8,620	9,077
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	1,084	—
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	—	11,770
Smarsh Inc.	First lien senior secured delayed draw term loan	10,381	10,381
Smarsh Inc.	First lien senior secured revolving loan	830	830
Soliant Lower Intermediate, LLC (dba Soliant)	First lien senior secured revolving loan	14,389	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	41,416	15,212
Sonny's Enterprises, LLC	First lien senior secured revolving loan	25,901	25,158
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	20,889	28,751
Southern Air & Heat Holdings, LLC	First lien senior secured revolving loan	220	259
Spotless Brands, LLC	First lien senior secured revolving loan	898	1,146
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured delayed draw term loan	12,267	12,267
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured revolving loan	6,133	6,133
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	3,626	5,579
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	5,336	5,336
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	—	2,360
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	16,473	7,768
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	4,643	3,508
The Shade Store, LLC	First lien senior secured delayed draw term loan	10,580	—
The Shade Store, LLC	First lien senior secured revolving loan	3,457	2,455
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	194	418
Troon Golf, LLC	First lien senior secured delayed draw term loan	54,899	—
Troon Golf, LLC	First lien senior secured revolving loan	27,449	7,207
Truist Insurance Holdings, LLC	First lien senior secured revolving loan	6,720	—
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	1,300	2,000
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	46,663	41,400
Unified Women's Healthcare, LP	First lien senior secured revolving loan	8,120	8,120
USIC Holdings, Inc.	First lien senior secured delayed draw term loan	2,179	—

Portfolio Company	Investment	September 30, 2024	December 31, 2023
USIC Holdings, Inc.	First lien senior secured revolving loan	2,483	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured delayed draw term loan	13,971	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	4,975	1,096
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	142	124
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	44,226	—
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	20,382	—
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	7,962	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured loan	399,590	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured delayed draw term loan	34,475	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	68,950	—
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	67	833
When I Work, Inc.	First lien senior secured revolving loan	4,164	4,164
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	4,500	4,500
Zendesk, Inc.	First lien senior secured delayed draw term loan	35,425	30,080
Zendesk, Inc.	First lien senior secured revolving loan	14,587	12,386
Total Unfunded Portfolio Company Commitments		$3,393,382	$1,394,947
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
Organizational and Offering Costs
The Adviser has incurred organization and offering costs on behalf of us in the amount of $2.9 million for the period from April 22, 2020 (Inception) to September 30, 2024, of which $2.9 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2024, management was not aware of any pending or threatened litigation.

Contractual Obligations
A summary of our contractual payment obligations under our credit facilities and notes as of September 30, 2024, is as follows:

($ in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 years
Revolving Credit Facility	$1,199,698	$—	$—	$1,199,698	$—
SPV Asset Facility I	300,000	—	—	—	300,000
SPV Asset Facility II	820,000	—	—	820,000	—
SPV Asset Facility III	1,032,267	—	—	1,032,267	—
SPV Asset Facility IV	305,000	—	—	—	305,000
SPV Asset Facility V	210,000	—	—	210,000	—
SPV Asset Facility VI	350,000	—	—	—	350,000
SPV Asset Facility VII	167,007	—	—	167,007	—
CLO VIII	290,000	—	—	—	290,000
CLO XI	260,000	—	—	—	260,000
CLO XII	260,000	—	—	—	260,000
CLO XV	312,000	—	—	—	312,000
CLO XVI	420,000	—	—	—	420,000
CLO XVII	325,000	—	—	—	325,000
CLO XVIII	260,000	—	—	—	260,000
March 2025 Notes	500,000	500,000	—	—	—
September 2026 Notes	350,000	—	350,000	—	—
February 2027 Notes	500,000	—	500,000	—	—
September 2027 Notes	600,000	—	600,000	—	—
June 2028 Notes	650,000	—	—	650,000	—
January 2029 Notes	550,000	—	—	550,000	—
September 2029 Notes	500,000	—	—	500,000	—
March 2030 Notes	1,000,000	—	—	—	1,000,000
March 2031 Notes	750,000	—	—	—	750,000
Total Contractual Obligations	$11,910,972	$500,000	$1,450,000	$5,128,972	$4,832,000
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

We invest in Amergin AssetCo, Fifth Season and OCIC SLF, controlled affiliated investments, and LSI Financing and Credit SLF, non-controlled affiliated investment, as defined in the 1940 Act. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization and accretion of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends, the majority of which is structured at initial underwriting. PIK interest or dividends represent accrued interest or dividends that are added to the principal amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a certain liquidation event. Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

Recent Developments

Core Income Funding V Amendment

On October 16, 2024, Core Income Funding V entered into the Second Amendment to SPV Asset Facility V in order to, among other things, (i) increase the financing limit under the SPV Asset Facility V from $300.0 million to $500.0 million, (ii) amends the Commitment Reduction Fee, (iii) amends the Applicable Margin from 2.70% to a range of 1.60% to 2.05% depending on the composition of the collateral, (iv) amends the Non-Usage Fee to a range of 0.50% to 1.25%, subject to minimum utilization during the Reinvestment Period, (v) extends the end of the reinvestment period from March 9, 2026 to October 15, 2027, and (vi) extends the maturity date from March 9, 2028 to October 16, 2029.

CLO XIX

On October 29, 2024, we completed a $401.3 million term debt securitization transaction by our consolidated subsidiary, Owl Rock CLO XIX, LLC (the “CLO XIX Issuer”). As part of the transaction, the CLO XIX Issuer (x) issued the following classes of notes: (i) $153.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 1.65% and (ii) $32.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 1.90% and (y) borrowed (i) $50.0 million under floating rate Class A-1L-1 loans which bear interest at three-month term SOFR plus 1.65% and (ii) $25 million under floating rate Class A-1L-2 loans which bear interest at three-month term SOFR plus 1.65%. The CLO XIX Issuer also issued approximately $141.3 million of subordinated securities, in the form of 141,300 preferred shares at an issue price of U.S.$1,000 per share held by the Company. All classes of notes and loans are scheduled to mature on the payment date in July 2036.

Revolving Credit Facility Amendment

On October 18, 2024, the parties to the Revolving Credit Facility entered into an amendment to, among other things, (i) extend the revolver availability period from November 2027 to October 2028, (ii) extend the scheduled maturity date from November 2028 to October 2029, (iii) increase the total facility amount from $2.12 billion to $2.95 billion, (iv) increase the accordion provision to permit increases to a total facility amount of up to $4.60 billion, (v) reduce the fee from 0.375% to 0.350% on undrawn amounts under the Revolving Credit Facility, (vi) reduce the applicable margin (a) with respect to amounts drawn under the Revolving Credit Facility in U.S. dollars bearing interest at the alternative base rate, from 1.00% to 0.875% per annum, (b) with respect to amounts drawn under the Revolving Credit Facility in U.S. dollars bearing interest at term SOFR, from 2.00% to 1.875% per annum, and (c) with respect to amounts drawn under the Revolving Credit Facility in other permitted currencies, from 2.00% to 1.875% per annum and (vii) reset the minimum shareholders’ equity test.

Revolving Credit Facility Commitment Increase

On October 25, 2024, the revolving credit facility under the Revolving Credit Facility increased from $2.80 billion to $2.95 billion, after which the Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $3.10 billion.

Core Income Funding VII Amendment

On October 18, 2024, Core Income Funding VII entered into Amendment No. 1 to SPV Asset Facility VII in order to, among other things, (i) increase the financing limit under the SPV Asset Facility VII from $300.0 million to $500.0 million, (ii) amend the applicable margin from a range of 1.60% to 2.37%, to a range of 1.60% to 2.10% depending on the composition of the collateral.

Australian Debt Issuance Program

On October 21, 2024, we issued A$450.0 million aggregate principal amount of 6.500% notes due October 23, 2027 (the “AUD 2027 Notes”), pursuant to Regulation S under the Securities Act. The AUD 2027 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. In connection with the issuance of the AUD 2027 Notes, we entered into bilateral interest rate swaps, for a notional amount of A$450.0 million (of which A$379.0 million was a cross-currency swap). We received fixed rate interest of 6.50% and paid variable rate interest based on one-month SOFR plus 2.67%.

Equity Raise

As of November 7, 2024, we have issued 489,932,994 shares of Class S common stock, 88,112,810 shares of Class D common stock, and 886,349,789 shares of Class I common stock and have raised total gross proceeds of $4.61 billion, $0.82 billion, and $8.29 billion, respectively, including seed capital of $1,000 contributed by our Adviser in September 2020 and approximately $25.0 million in gross proceeds raised from an entity affiliated with the Adviser. In addition, we received $433.5 million in gross subscription payments which we accepted on November 1, 2024 and which is pending our determination of the net asset value per share applicable to such purchase.

Dividend

On November 5, 2024, the Company’s Board declared a distribution of (i) $0.070100 per share, payable on or before December 31, 2024 to shareholders of record as of November 29, 2024, (ii) $0.070100 per share, payable on or before January 31, 2025 to shareholders of record as of December 31, 2024, and (iii) $0.070100 per share, payable on or before February 28, 2025 to shareholders of record as of January 31, 2025 and (iv) a special distribution of $0.032700 per share, payable on or before January 31, 2025 to shareholders of record as of December 31, 2024.

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

As of September 30, 2024, 98.0% of our debt investments based on fair value were at floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.7%.

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$701.4	$(314.0)	$387.4
Up 200 basis points	$467.6	$(209.3)	$258.3
Up 100 basis points	$233.8	$(104.7)	$129.1
Down 100 basis points	$(233.8)	$104.7	$(129.1)
Down 200 basis points	$(467.6)	$209.3	$(258.3)
Down 300 basis points	$(701.4)	$314.0	$(387.4)

(1)Includes the impact of our interest rate swaps as a result of interest rate changes.
(2)Excludes the impact of income based fees. See “ITEM 1. — Notes to Consolidated Financial Statements - Note 3. Agreements and Related Party Transactions” of our consolidated financial statements for more information on the income based fees.

We may hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options, and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates.

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency, borrow in certain foreign currencies under our credit facilities or issue notes in certain foreign currencies. These investments, borrowings and issuances are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may utilize instruments such as, but not limited to, forward contracts or cross currency swaps to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. Instead of entering into a foreign currency forward contract in connection with loans or other investments denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan, issuance or investment. To the extent the loan, issuance or investment is based on a floating rate other than a rate under which we can borrow under our credit facilities, we may utilize interest rate derivatives to hedge our exposure to changes in the associated rate.

Credit Risk

We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of September 30, 2024 and December 31, 2023, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.

Inflation Risk

Inflation is likely to continue in the near to medium-term, particularly in the United States, and monetary policy may continue to tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC. In order to satisfy the reinvestment portion of our dividends for the nine months ended September 30, 2024, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price	Share Class

February 23, 2024	January 31, 2024	986,339	$9.49	Class S
February 23, 2024	January 31, 2024	105,022	$9.50	Class D
February 23, 2024	January 31, 2024	1,929,115	$9.51	Class I
March 22, 2024	February 29, 2024	1,050,203	$9.49	Class S
March 22, 2024	February 29, 2024	97,632	$9.50	Class D
March 22, 2024	February 29, 2024	2,041,894	$9.52	Class I
April 23, 2024	March 31, 2024	1,643,184	$9.50	Class S
April 23, 2024	March 31, 2024	135,877	$9.51	Class D
April 23, 2024	March 31, 2024	3,161,145	$9.53	Class I
May 22, 2024	April 30, 2024	1,158,120	$9.51	Class S
May 22, 2024	April 30, 2024	97,576	$9.52	Class D
May 22, 2024	April 30, 2024	2,282,542	$9.53	Class I
June 26, 2024	May 31, 2024	1,221,693	$9.57	Class S
June 26, 2024	May 31, 2024	100,230	$9.58	Class D
June 26, 2024	May 31, 2024	2,402,194	$9.59	Class I
July 24, 2024	June 28, 2024	1,950,018	$9.53	Class S
July 24, 2024	June 28, 2024	151,042	$9.55	Class D
July 24, 2024	June 28, 2024	3,643,898	$9.56	Class I
August 22, 2024	July 31, 2024	1,345,002	$9.55	Class S
August 22, 2024	July 31, 2024	104,770	$9.56	Class D
August 22, 2024	July 31, 2024	2,598,854	$9.58	Class I
September 25, 2024	August 31, 2024	1,397,253	$9.56	Class S
September 25, 2024	August 31, 2024	109,258	$9.57	Class D
September 25, 2024	August 31, 2024	2,651,509	$9.58	Class I
October 24, 2024	September 30, 2024	2,196,411	$9.55	Class S
October 24, 2024	September 30, 2024	161,552	$9.56	Class D
October 24, 2024	September 30, 2024	3,998,405	$9.57	Class I

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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
February 27, 2024	S	March 31, 2024	$33,826	$9.50	3,560,660
February 27, 2024	D	March 31, 2024	$26,354	$9.51	2,771,164
February 27, 2024	I	March 31, 2024	$81,994	$9.53	8,603,765
May 24, 2024	S	June 28, 2024	$50,529	$9.53	5,302,035
May 24, 2024	D	June 28, 2024	$3,558	$9.55	372,544
May 24, 2024	I	June 28, 2024	$97,737	$9.56	10,223,527
August 30, 2024	S	September 30, 2024	$46,534	$9.55	4,872,698
August 30, 2024	D	September 30, 2024	$2,153	$9.56	225,274
August 30, 2024	I	September 30, 2024	$102,943	$9.57	10,756,911
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Appointment of Officer

On November 5, 2024, our Board appointed Jonathan Lamm to serve as our Chief Financial Officer and Chief Operating Officer effective as of November 11, 2024. The roles of Chief Financial Officer and Chief Operating Officer were previously held by Bryan Cole who serves as the Head of Operations for Blue Owl Capital Inc., an affiliate of our Adviser.

Item 6. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibits

3.1
Articles of Amendment and Restatement, dated February 23, 2021, as amended June 22, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 10, 2023).

3.2	Articles of Amendment, dated June 24, 2024 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 26, 2024).

3.3	Amended and Restated Bylaws, dated November 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 22, 2023).

4.1
Ninth Supplemental Indenture, dated as of September 13, 2024, relating to the 5.800% notes due 2030, by and between the Company and Truist Bank, as successor to Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on September 13, 2024).

4.2	Form of 5.800% notes due 2030 sold in reliance on Rule 144A of the Securities Act (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on September 13, 2024).

4.3
Form of 5.800% notes due 2030 sold in reliance on Regulation S of the Securities Act (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on September 13, 2024).

4.4
Registration Rights Agreement, dated as of September 13, 2024, by and among the Company and Wells Fargo Securities, LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC and SMBC Nikko Securities America, Inc., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on September 13, 2024).

10.1
Indenture, dated as of July 12, 2024, by and between Owl Rock CLO XVIII, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 17, 2024).

10.2
Collateral Management Agreement, dated as of July 12, 2024, between Owl Rock CLO XVIII, LLC and Blue Owl Credit Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 17, 2024).

10.3
Loan Sale Agreement, dated as of July 12, 2024, between Blue Owl Credit Income Corp., as Seller and Owl Rock CLO XVIII, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 17, 2024).

10.4
Loan Sale Agreement, dated as of July 12, 2024, between Core Income Funding IV LLC, as Seller and Owl Rock CLO XVIII, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on July 17, 2024).

10.5
Class A-1L Loan Agreement, dated as of July 12, 2024, among Owl Rock CLO XVIII, LLC as Borrower, the Lenders party thereto and State Street Bank and Trust Company as Loan Agent and as Collateral Trustee (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on July 17, 2024).

10.6
Indenture, dated as of July 18, 2024, by and between Owl Rock CLO XVII, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 23, 2024).

10.7
Collateral Management Agreement, dated as of July 18, 2024, between Owl Rock CLO XVII, LLC and Blue Owl Credit Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 23, 2024).

10.8
Loan Sale Agreement, dated as of July 18, 2024, between Blue Owl Credit Income Corp., as Seller and Owl Rock CLO XVII, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 23, 2024).

10.9
Loan Sale Agreement, dated as of July 18, 2024, between Core Income Funding I LLC, as Seller and Owl Rock CLO XVII, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on July 23, 2024

10.10
Second Amendment to Credit Agreement, dated as of July 30, 2024, among Core Income Funding III LLC, as Borrower, Blue Owl Credit Advisors LLC, as Servicer, the Lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent, State Street Bank and Trust Company, as Successor Collateral Custodian, and Alter Domus (US) LLC as Resigning Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 1, 2024).

10.11
Amendment No. 8 to the Loan Financing and Servicing Agreement, dated as of August 9, 2024, among Core Income Funding II, as Borrower, Blue Owl Credit Income Corp., as Equityholder and Services Provider, the Lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Facility Agent, the other parties thereto, State Street Bank and Trust Company, as Collateral Agent and Alter Domus (US) LLC, as Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 15, 2024).

21.1*	Subsidiary List

31.1*
Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Supplemental Financial Information of Blue Owl Credit SLF LLC (unaudited) as of and for the period ended September 30, 2024.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Owl Credit Income Corp.

Date: November 7, 2024	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: November 7, 2024	By:	/s/ Bryan Cole
Bryan Cole
Chief Operating Officer and Chief Financial Officer