Form 10-K
period 2024-12-31
Blue Owl Credit Income Corp.
filed 2025-03-04
CIK 1812554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management`s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates as of June 30, 2024 has not been provided because there is no established market for the registrant`s shares of common stock.
As of March 4, 2025, the registrant had 552,775,012 shares of Class S common stock, 55,570,089 shares of Class D common stock, and 1,035,983,369 shares of Class I common stock, $0.01, par value per share, outstanding.

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
•the impact of elevated inflation rates, fluctuating interest rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems, uncertainties related to the new Presidential administration, including the potential impact of tariff enactment and tax reductions, and the risk of recession or a shutdown of government services could impact our business prospects and the prospects of our portfolio companies;
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
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine, as well as political and social unrest in the Middle East and North Africa regions and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, on financial market volatility, global economic markets, and various markets for commodities globally such as oil and natural gas; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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
We are externally managed by the Adviser, which is a registered investment adviser with the SEC. The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. The Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Since our Adviser’s affiliates began its investment activities in April 2016 through December 31, 2024, our Adviser or its affiliates have originated $142.00 billion aggregate principal amount of investments across multiple industries, of which $138.04 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle-market companies. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities which includes common and preferred stock, securities convertible into common stock, and warrants. We define “middle-market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $10 million and $250 million annually, and/or annual revenue of $50 million to $2.50 billion at the time of investment. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. We generally invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. We target portfolio companies where we can structure larger transactions that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio). We intend, under normal circumstances, to invest directly, or indirectly through our investments in OCIC SLF LLC (“OCIC SLF”) and Blue Owl Credit SLF LLC (“Credit SLF”) or any similarly situated companies, at least 80% of the value of our total assets in credit investments. We define “credit” to mean debt investments made in exchange for regular interest payments. Our target credit investments will typically have maturities between three and ten years and generally range in size between $20 million and $500 million, although the investment size will vary with the size of our capital base. The Company may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets, which are often referred to as “junk” investments. The Company may make investments with shorter or longer maturities from time to time. As of December 31, 2024, excluding the investment in OCIC SLF, Credit SLF and certain investments that fall outside our typical borrower profile, our portfolio companies representing 93.3% of our total debt portfolio based on fair value, had weighted average annual revenue of $1.09 billion, weighted average annual EBITDA of $263.0 million an average interest coverage of 1.9x and an average net loan-to-value of 38.6%.
While our investment strategy focuses primarily on middle-market companies in the United States, including senior secured loans, we also may invest up to 30% of our portfolio in investments of non-qualifying portfolio companies. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act, as well as in debt and equity of companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. See “—Regulation as a Business Development Company.” To the extent we make investments in private funds that are excluded from the definition of “investment company” under the 1940 Act by Section 3(c)(1) or 3(c)(7) of the 1940 Act, we will limit such investments to no more than 15% of our assets.
As of December 31, 2024, based on fair value, our portfolio consisted of 89.7% first lien debt investments (of which we consider 38.5% to be unitranche debt investments (including “last-out” portions of such loans)), 2.9% second-lien debt investments, 1.7% unsecured debt investments, 1.2% joint ventures, 1.4% preferred equity investments, and 3.1% common equity investments. Approximately 98.3% of our debt investments based on fair value as of December 31, 2024 are floating rate in nature, the majority of which are subject to an interest rate floor. As of December 31, 2024, we had investments in 339 portfolio companies, with an average investment size of approximately $77.8 million based on fair value.
As of December 31, 2024, our portfolio was invested across 31 different industries. The largest industry in our portfolio as of December 31, 2024 was healthcare providers and services, which represented, as a percentage of our portfolio, 12.0% based on fair value.
We have received an exemptive order that permits us to offer multiple classes of shares of common stock and to impose varying sales loads, asset- based servicing and/or distribution fees and early withdrawal fees. We are currently offering, on a continuous basis, up to $10,000,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager”). The Dealer Manager is entitled to receive upfront selling commissions of up to 3.50% of the offering price of each Class S share sold in the offering and 1.50% of the offering price of each Class D share sold. Class I shares are not subject to upfront selling commissions. Any upfront selling commissions for the Class S shares and Class D shares sold in the offering will be deducted from the purchase price. Class S, Class D and Class I shares were offered at initial purchase prices per shares of $10.35, $10.15 and $10.00, respectively. Currently, the purchase price per share for each class of common stock varies, but will not be sold at a price below the Company’s net asset value per share of such class, as determined in accordance with our share pricing policy, plus applicable upfront selling commissions. We also engage in private placements of our common stock.
On November 12, 2020, we commenced our initial public offering of up to $2,500,000,000 in any combination of shares of Class S, Class D and Class I common stock and on February 14, 2022 we commenced a follow-on offering of up to $13,500,000,000 in any combination Class S, Class D, and Class I common shares. On December 6, 2024 we commenced our current offering pursuant to which we are currently offering up to $10,000,000,000 in any combination Class S, Class D, and Class I common shares.
Since meeting the minimum offering requirement and commencing our continuous public offering through December 31, 2024, the we have issued 520,156,108 shares of our Class S common stock, 89,982,237 shares of our Class D common stock and 948,384,959 shares of our Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $4.91 billion, $0.84 billion, and $8.89 billion, respectively, including $1,000 of seed capital contributed by our Adviser in September 2020, $25.0 million in gross proceeds raised from an entity affiliated with the Adviser and 63,906,381 shares of our Class I common stock issued in a private placement issued to feeder vehicles primarily created to hold our Class I shares for gross proceeds of $0.60 billion. As of March 4, 2025, we have issued 554,601,259 shares of our Class S common stock, 94,270,983 shares of our Class D common stock, and 1,022,701,460 shares of our Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $5.24 billion, $0.88 billion, and $9.60 billion, respectively, including $1,000 of seed capital contributed by our Adviser in September 2020, $25.0 million in gross proceeds raised from an entity affiliated with the Adviser and 69,695,015 shares of our Class I common stock in a private placement issued to feeder vehicles primarily created to hold our Class I shares for gross proceeds of $0.66 billion. In addition, as of March 4, 2025, we expect to receive $0.80 billion in subscription payments which we accepted on March 3, 2025 and which are being held in an escrow account for our subscribers’ benefit pending our determination of the net asset value per share applicable to such purchase.
We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a monthly basis, as determined by our board of directors (“the Board” or “our Board”) in its sole discretion.
We may borrow money from time to time if immediately after such borrowing, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 150%. This means that generally, we can borrow up to $2 for every $1 of investor equity. We currently have in place a senior secured revolving credit facility and have entered into special purpose vehicle asset credit facilities and term debt securitization transactions, also known as collateralized loan obligation transactions, and in the future may enter into additional credit facilities and collateralized loan obligation transactions. The special purpose vehicle asset credit facilities are financing facilities pursuant to which we formed wholly owned subsidiaries, or SPVs, which enter into credit agreements. We periodically sell and contribute investments to the SPVs and the SPVs use the proceeds from the credit agreements to finance the purchase of assets, including from us. In addition, we have issued unsecured notes in private placements and in the future may issue additional unsecured notes. We expect to use our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio, to finance our investment objectives. See “— Regulation as a Business Development Company” for discussion of BDC regulation and other regulatory considerations. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Debt.”

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
The Adviser is a Delaware limited liability company that is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl and part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. Blue Owl consists of three product platforms: (1) Credit, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms and (3) Real Assets, which primarily focuses on the strategies of net lease real estate and real estate credit. The direct lending strategy of Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OTCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which are also registered investment advisers.
Blue Owl’s Credit platform is led by its three co-founders, Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer. The Adviser’s investment team (the “Investment Team”) is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s direct lending investment committees. Blue Owl’s four direct lending investment committees focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s direct lending investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Patrick Linnemann, Meenal Mehta and Logan Nicholson. We consider the individuals on the Diversified Lending Investment Committee to be our portfolio managers. The Investment Team, under the Diversified Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures the Company’s investments and monitors the Company’s portfolio companies on an ongoing basis. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations, and provides investment advisory and management services to us.
As of December 31, 2024, the Blue Owl Credit Advisers managed $135.71 billion in assets under management (“AUM”). The Blue Owl Credit Advisers’ direct lending strategy focuses on lending to primarily upper-middle-market companies, both private equity sponsored and non-sponsored, providing a range of customized financing solutions across debt and equity-related instruments, across the following four investment strategies which are offered through BDCs, private funds, and separately managed accounts:

Strategy	Funds	Assets Under Management
Diversified Lending. The diversified lending strategy seeks to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns across credit cycles with an emphasis on preserving capital primarily through originating and making loans to, and making debt and equity investments in, U.S. middle market companies. The diversified lending strategy provides a wide range of financing solutions with strong focus on the top of the capital structure and operates this strategy through diversification by borrower, sector, sponsor, and position size.

The diversified lending strategy is primarily offered through three BDCs: Blue Owl Capital Corporation (“OBDC”), Blue Owl Capital Corporation II (“OBDC II”), and Blue Owl Credit Income Corp. (“OCIC”)(1).
As of December 31, 2024, the diversified lending strategy had $66.8 billion of assets under management.

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

The technology lending strategy is primarily offered through three BDCs: Blue Owl Technology Income Corp. ("OTIC"), Blue Owl Technology Finance Corp. (“OTF”) and Blue Owl Technology Finance Corp. II (“OTF II” and together with OBDC, OBDC II, OCIC, OTIC, and OTF, the “Blue Owl BDCs”)(2).
As of December 31, 2024, the technology lending strategy had $24.5 billion of assets under management.
First Lien Lending. The first lien lending strategy seeks to realize current income with an emphasis on preservation of capital primarily through originating primary transactions in and, to a lesser extent, secondary transactions of first lien senior secured loans in or related to middle-market businesses based primarily in the United States.
The first lien lending strategy is offered through private funds and separately managed accounts.	As of December 31, 2024, the first lien lending strategy had $4.5 billion of assets under management.
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
The opportunistic lending strategy is offered through private funds and separately managed accounts.	As of December 31, 2024, the opportunistic lending strategy had $2.3 billion of assets under management.
(1) Prior to January 13, 2025, the diversified lending strategy was also offered through Blue Owl Capital Corporation III.
(2) On November 12, 2024, OTF, OTF II, Oriole Merger Sub, Inc., a Maryland corporation and wholly-owned subsidiary of OTF (“OTF Merger Sub”), and, solely for the limited purposes set forth therein, OTCA, a Delaware limited liability company and investment adviser to OTF, and OTCA II, a Delaware limited liability company and investment adviser to OTF II, entered into an Agreement and Plan of Merger pursuant to which OTF Merger Sub will merge with and into OTF II, with OTF II continuing as the surviving company and as a wholly-owned subsidiary of OTF and, immediately thereafter, OTF II will merge with and into OTF, with OTF continuing as the surviving company. Consummation of the mergers, which is expected to occur in the first or second quarter of 2025, is subject to certain closing conditions, including requisite approvals of OTF II’s and of OTF’s shareholders.
We refer to the Blue Owl BDCs and the private funds and separately managed accounts managed by the Blue Owl Credit Advisers in the direct lending platform, as the “Blue Owl Credit Clients.” In addition to the Blue Owl Credit Clients, Blue Owl's Credit platform includes (1) a liquid credit strategy, which seeks to generate attractive, risk-adjusted returns by managing portfolios of broadly syndicated leveraged loans, including through collateralized loan obligation vehicles (“CLOs”); (2) an alternative credit strategy, which targets credit-oriented investments in markets underserved by traditional lenders or the broader capital markets, with deep expertise investing across specialty finance, private corporate credit and equipment leasing; (3) an investment grade credit strategy focused on generating capital-efficient investment income through asset-baked finance, private corporate credit, and structured products; and (4) other investment strategies to pursue long-term capital appreciation and risk adjusted returns including (i) direct investments in strategic equity assets, with a focus on single-asset GP-led continuation funds, and (ii) investments in mid-to-late-stage biopharmaceutical and healthcare companies. As of December 31, 2024, these strategies had $37.6 billion of assets under management.
Blue Owl Credit Clients and other Blue Owl clients may have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, the Blue Owl Credit Advisers have put in place an investment allocation policy that addresses the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act. See, “ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.”

In addition, we rely on an order for exemptive relief (as amended, the “Order”) that has been granted to our Adviser and its affiliates by the SEC that permits us to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit the Adviser or the other affiliated funds that are participating in the investment or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
The Blue Owl Credit Advisers’ allocation policy incorporates the conditions of the Order. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the Blue Owl Credit Clients and other Blue Owl clients that avail themselves of the exemptive relief. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, when such private funds did not have an investment in such existing portfolio company. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.”
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
Limited Availability of Capital for Middle Market Companies. The middle-market is a large addressable market. According to GE Capital’s National Center for the Middle Market Year-End 2024 Middle Market Indicator, there are approximately 200,000 U.S. middle-market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle-market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle-market companies as those between $10 million and $1.00 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle-market companies. We believe U.S. middle-market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that regulatory and structural factors, industry consolidation and general risk aversion, limit the amount of traditional financing available to U.S. middle-market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.
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
Secular Trends Supporting Growth for Private Credit. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by uncertainty regarding inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.60 trillion as of December 31, 2024, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.
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
Attractive Opportunities in Investments in Loans. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities. We believe that opportunities in senior secured loans are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. We believe that debt issued with floating interest rates offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are secured by the issuer’s assets, which may provide protection in the event of a default.
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
The Investment Team includes more than 130 investment professionals and is responsible for originating, underwriting, executing and managing the assets of our direct lending transactions and for sourcing and executing opportunities directly. The Investment Team has significant experience as transaction originators and building and maintaining strong relationships with private equity sponsors and companies. In addition, we believe that as a result of the formation of Blue Owl, the investment team has enhanced sourcing capabilities because of their ability to utilize Blue Owl’s resources and its relationships with the financial sponsor community and service providers, which we believe may broaden our deal funnel and result in an increased pipeline of deal opportunities.
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
Since its inception in April 2016 through December 31, 2024, the Adviser and its affiliates have reviewed over 10,200 opportunities and sourced potential investment opportunities from more than 780 private equity sponsors and venture capital firms. We believe that the Adviser receives “early looks” and “last looks” based on its and Blue Owl’s relationships, allowing it to be highly selective in the transactions it pursues.
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
Defensive, Income-Orientated Investment Philosophy. The Adviser employs a defensive investment approach focused on long- term credit performance. This investment approach involves a multi-stage selection process for each investment opportunity as well as ongoing monitoring of each investment made, with particular emphasis on early detection of credit deterioration. This strategy is designed to minimize potential losses and achieve attractive risk adjusted returns.
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
Established Companies with Positive Cash Flow. We seek to invest in companies with sound historical financial performance and a history of profitability which we believe tend to be well-positioned to maintain consistent cash flow to service and repay their obligations and maintain growth in their businesses or market share in all market conditions, including in the event of a recession. The Adviser primarily focuses on upper middle-market companies with a history of profitability on an operating cash flow basis, a high percentage of recurring revenue and with limited cyclicality in their end markets. The Adviser does not intend to invest in start-up companies that have not achieved sustainable profitability and cash flow generation or companies with speculative business plans.

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
•reviewing responsible investing and environmental, social and governance (“ESG”) considerations including consulting the Sustainability Accounting Standards Board’s Engagement Guide for ESG considerations; and
•investigating legal and regulatory risks and financial and accounting systems and practices.
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

An investment will be placed on the Adviser's credit watch list when select events occur and will only be removed from the watch list with oversight of the Diversified Lending Investment Committee and/or other agents of Blue Owl’s Credit platform. Once an investment is on the credit watch list, the Adviser works with the borrower prior to payment default to resolve financial stress through amendments, waivers or other alternatives. If a borrower defaults on its payment obligations, the Adviser's focus shifts to capital recovery. If an investment needs to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee.
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
Debt Investments. The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser negotiates the structure of each investment to protect our rights and manage our risk. We generally invest in the following types of debt:
•First-lien debt. First-lien debt typically is senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand alone first-lien loans, “unitranche” loans (including “last out” portions of such loans), and secured corporate bonds with similar features to these categories of first-lien loans. As of December 31, 2024, 38.5% of our first lien debt was comprised of unitranche loans.
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
•Mezzanine debt (unsecured debt investments). Structurally, mezzanine debt usually ranks subordinate in priority of payment to first-lien and second-lien debt, is often unsecured, and may not have the benefit of financial covenants common in first-lien and second-lien debt. However, mezzanine debt ranks senior to common and preferred equity in an issuer’s capital structure. Mezzanine debt investments generally offer lenders fixed returns in the form of interest payments, which could be paid-in-kind, and may provide lenders an opportunity to participate in the capital appreciation, if any, of an issuer through an equity interest. This equity interest typically takes the form of an equity co-investment or warrants. Due to its higher risk profile and often less restrictive covenants compared to senior secured loans, mezzanine debt generally bears a higher stated interest rate than first-lien and second-lien debt.
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
•LSI Financing 1 DAC (“LSI Financing DAC”), a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements in the life sciences space.
•LSI Financing LLC (“LSI Financing LLC”), a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space.
Joint Ventures
•OCIC SLF LLC (“OCIC SLF”). We may make equity investments in OCIC SLF, a Delaware limited liability company, which is a joint venture between us and State Teachers Retirement System of Ohio. OCIC SLF’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations.
•Blue Owl Credit SLF LLC (“Credit SLF”). We may make equity investments in Credit SLF, a Delaware limited liability company, which is a joint venture between us, OBDC, OBDC II, OTF, OTF II, OTIC, and State Teachers Retirement System of Ohio. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations.

Investments
Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle-market companies and is intended to generate favorable returns across credit cycles with an emphasis on preserving capital. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities, including common and preferred stock, securities convertible into common stock, and warrants. We define “middle-market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.50 billion at the time of investment. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. Consistent with our goal of capital preservation, we generally intend to invest in companies with loan-to-value ratios (e.g., the amount of outstanding debt as a percentage of the value of the company) of 50% or lower. Our target credit investments will typically have maturities between three and ten years. We seek to invest not more than 20% of our portfolio in any single industry classification and target portfolio companies that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio). To a lesser extent, we may make investments in syndicated loan opportunities for cash management purposes.
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

As of December 31, 2024 and 2023, we had investments with an aggregate fair value of $26.38 billion and $16.66 billion in 339 and 280 portfolio companies, respectively. Investments consisted of the following as of the following periods:

	December 31, 2024			December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
First-lien senior secured debt investments(1)	$23,703,828	$23,665,142	$(38,686)	$13,742,305	$13,788,717	$46,412
Second-lien senior secured debt investments	802,519	767,392	(35,127)	1,199,591	1,184,755	(14,836)
Unsecured debt investments	447,930	440,633	(7,297)	242,352	244,661	2,309
Preferred equity investments(2)	367,924	364,672	(3,252)	709,751	721,545	11,794
Common equity investments(3)	742,386	825,152	82,766	416,011	448,974	32,963
Joint ventures(4)	319,078	315,903	(3,175)	261,433	273,441	12,008
Total Investments	$26,383,665	$26,378,894	$(4,771)	$16,571,443	$16,662,093	$90,650
_______________
(1)Includes debt investment in Amergin AssetCo. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding Amergin AssetCo.
(2)Includes equity investment in LSI Financing DAC. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding LSI Financing DAC.
(3)Includes equity investments in Amergin AssetCo, Fifth Season and LSI Financing LLC. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding Amergin AssetCo, Fifth Season and LSI Financing LLC.
(4)Includes equity investments in OCIC SLF and Credit SLF. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 4. Investments” for more information regarding OCIC SLF and Credit SLF.
As of December 31, 2024 and 2023, we had outstanding commitments to fund unfunded investments totaling $3.19 billion and $1.39 billion, respectively.
The table below describes investments by industry composition based on fair value as of the following periods:

	December 31, 2024	December 31, 2023
Advertising and media	1.8%	1.9%
Aerospace and defense	0.8	0.5
Asset based lending and fund finance(1)	1.1	1.7
Automotive services(2)	0.7	0.7
Automotive aftermarket(2)	0.1	0.2
Buildings and real estate	2.6	3.6
Business services	6.0	5.5
Chemicals	2.9	1.6
Consumer products	1.5	2.0
Containers and packaging	2.4	3.2
Distribution	2.3	3.0
Education	0.9	0.8
Energy equipment and services	0.3	—
Financial services	5.1	3.1
Food and beverage	6.3	5.7
Healthcare equipment and services	6.0	4.8
Healthcare providers and services	12.0	14.8
Healthcare technology	5.7	4.3
Household products	1.3	1.9

	December 31, 2024	December 31, 2023
Human resource support services	0.8	1.0
Infrastructure and environmental services	1.5	1.6
Insurance(3)	9.4	9.7
Internet software and services	11.6	12.8
Joint ventures(4)	1.2	1.6
Leisure and entertainment	3.0	0.8
Manufacturing	3.5	5.0
Pharmaceuticals(5)	1.1	0.5
Professional services	4.6	4.4
Specialty retail	1.8	1.9
Telecommunications	1.1	0.4
Transportation	0.6	1.0
Total	100.0%	100.0%
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
(4)Includes equity investments in OCIC SLF and Credit SLF. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding OCIC SLF and Credit SLF.
(5)Includes investment in LSI Financing DAC and LSI Financing LLC. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 4. Investments” for more information regarding LSI Financing DAC and LSI Financing LLC.
The table below describes investments by geographic composition based on fair value as of the following periods:

	December 31, 2024	December 31, 2023
United States:
Midwest	20.6%	23.3%
Northeast	20.1	17.7
South	32.7	31.3
West	16.2	18.5
International	10.4	9.2
Total	100.0%	100.0%
Capital Resources and Borrowings
We anticipate generating cash in the future from the issuance of common stock and debt securities and cash flows from operations, including interest and dividends received on our debt and equity investments, respectively.
We may borrow money from time to time if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such borrowing. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our current target leverage ratio is 0.90x-1.25x. As of December 31, 2024 and 2023, our asset coverage was 209% and 209%, respectively. See “Regulation as a Business Development Company – Senior Securities” below.
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

Our debt obligations consisted of the following as of the following periods:

	December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs (Premium)	Net Carrying Value
Revolving Credit Facility(2)(4)	$3,100,000	$1,335,012	$1,726,832	$(22,497)	$1,312,515
SPV Asset Facility I	525,000	300,000	8,771	(5,464)	294,536
SPV Asset Facility II	1,500,000	920,000	115,020	(12,119)	907,881
SPV Asset Facility III(2)	1,500,000	971,917	55,727	(13,370)	958,547
SPV Asset Facility IV	500,000	355,000	26,504	(3,302)	351,698
SPV Asset Facility V	500,000	250,000	18,217	(4,991)	245,009
SPV Asset Facility VI	750,000	350,000	62,964	(8,248)	341,752
SPV Asset Facility VII(2)	500,000	165,859	168,563	(3,461)	162,398
SPV Asset Facility VIII	500,000	200,000	1,500	(3,077)	196,923
CLO VIII	290,000	290,000	—	(1,900)	288,100
CLO XI	260,000	260,000	—	(1,692)	258,308
CLO XII	260,000	260,000	—	(1,808)	258,192
CLO XV	312,000	312,000	—	(2,802)	309,198
CLO XVI	420,000	420,000	—	(2,697)	417,303
CLO XVII	325,000	325,000	—	(2,879)	322,121
CLO XVIII	260,000	260,000	—	(1,891)	258,109
CLO XIX	260,000	260,000	—	(1,794)	258,206
March 2025 Notes	500,000	500,000	—	(484)	499,516
September 2026 Notes	350,000	350,000	—	(2,916)	347,084
February 2027 Notes	500,000	500,000	—	(3,350)	496,650
September 2027 Notes(3)	600,000	600,000	—	(5,182)	593,270
AUD 2027 Notes(2)(3)	295,468	295,468	—	(2,397)	271,957
June 2028 Notes(3)	650,000	650,000	—	(8,067)	642,519
January 2029 Notes(3)	550,000	550,000	—	(11,458)	538,086
September 2029 Notes(3)	500,000	500,000	—	(10,769)	492,523
March 2030 Notes(3)	1,000,000	1,000,000	—	(20,518)	941,037
March 2031 Notes(3)	750,000	750,000	—	(19,599)	718,384
Total Debt	$17,457,468	$12,930,256	$2,184,098	$(178,732)	$12,681,822

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
(3)Net Carrying Value is inclusive of change in fair market value of effective hedge.
(4)The amount available is reduced by $38.2 million of outstanding letters of credit.

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs (Premium)	Net Carrying Value
Revolving Credit Facility(2)	$1,945,000	$628,128	$1,316,872	$(16,732)	$611,396
SPV Asset Facility I	525,000	475,000	50,000	(6,080)	468,920
SPV Asset Facility II	1,800,000	1,718,000	82,000	(7,255)	1,710,745
SPV Asset Facility III	1,000,000	522,000	289,180	(8,954)	513,046
SPV Asset Facility IV	500,000	250,000	61,848	(3,704)	246,296
SPV Asset Facility V	300,000	200,000	12,439	(2,995)	197,005
SPV Asset Facility VI	750,000	160,000	18,188	(7,006)	152,994
CLO VIII	290,000	290,000	—	(2,093)	287,907
CLO XI	260,000	260,000	—	(1,856)	258,144
CLO XII	260,000	260,000	—	(1,998)	258,002
March 2025 Notes	500,000	500,000	—	(3,414)	496,586
September 2026 Notes	350,000	350,000	—	(5,318)	344,682
February 2027 Notes	500,000	500,000	—	(3,301)	496,699
September 2027 Notes(3)	600,000	600,000	—	(6,869)	598,564
June 2028 Notes	650,000	650,000	—	(9,988)	640,012
January 2029 Notes(3)	550,000	550,000	—	(13,679)	546,975
Total Debt	$10,780,000	$7,913,128	$1,830,527	$(101,242)	$7,827,973

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
(3)Net Carrying Value is inclusive of change in fair market value of effective hedge.
See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Financial Condition, Liquidity and Capital Resources — Debt”.
Distribution Policy
Subject to our Board’s discretion and applicable legal restrictions, we intend to continue to authorize and declare cash distributions to our shareholders on a monthly or quarterly basis and pay such distributions on a monthly basis. The per share amount of distributions on Class S, Class D and Class I shares will differ because of different allocations of class-specific expenses. Specifically, because the ongoing servicing fees are calculated based on our net asset value for our Class S and Class D shares, the ongoing service fees will reduce the net asset value or, alternatively, the distributions payable, with respect to the shares of each such class, including shares issued under our distribution reinvestment plan. As a result, the distributions on Class S shares and Class D shares may be lower than the distributions on Class I shares.
From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our Board. For example, our Board may periodically declare distributions to reduce the net asset value per share of a share class if necessary to ensure that we do not sell shares of the applicable class at a price per share, after deducting upfront selling commissions, if any, that is below the net asset value per share of the applicable class. The timing and amount of any future distributions to shareholders will be subject to applicable legal restrictions and the sole discretion of our Board.
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
We may fund our cash distributions to shareholders from any sources of funds available to us, including fee waivers or deferrals by our Adviser that may be subject to repayment, as well as cash otherwise available. We have not established limits on the amount of funds we may use from any available sources to make distributions; however, we will not borrow funds for the purpose of making distributions if the amount of such distributions would exceed our accrued and received revenues (“Net Revenues”), which we define as accrued and received revenues, less paid and accrued operating expenses with respect to such revenues and costs, for the previous four quarters. Distributions may be supported by our Adviser through the deferral or waiver of investment advisory fees and in the form of expense support, including, prior to March 7, 2023, pursuant to the Expense Support and Conditional Reimbursement Agreement, or the Expense Support Agreement, we entered into with the Adviser. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Expense Support and Conditional Reimbursement Agreement” for additional information regarding the Expense Support Agreement. We may be obligated to repay our Adviser over several years, and these repayments, if any, will reduce the future distributions that you would otherwise be entitled to receive from us. You should understand that such distributions may not be based on our investment performance. There can be no assurance that we will achieve the performance necessary to sustain our distributions, or that we will be able to pay distributions at a specific rate, or at all. Our Adviser has no obligation to waive or defer its advisory fees or otherwise reimburse expenses in future periods.

Continuous Public Offering
We commenced a continuous public offering of up to $2,500,000,000 in any combination of Class S, Class D, and Class I shares of common stock on November 12, 2020. On February 14, 2022, we commenced a follow-on offering of up to $13,500,000,000 in any combination of Class S, Class D and Class I common shares. On December 6, 2024, we commenced our current offering pursuant to which we are currently offering of up to $10,000,000,000 in any combination of Class S, Class D and Class I common shares. In accordance with our share pricing policy, we will modify our public offering prices to the extent necessary to comply with the requirements of the 1940 Act, including the requirement that we will not sell our shares at a net price, after deducting upfront selling commissions and dealer manager fees, that is below our net asset value per share.
Since meeting the minimum offering requirement and commencing our continuous public offering through December 31, 2024, we have issued 520,156,108 shares of Class S common stock, 89,982,237 shares of Class D common stock and 948,384,959 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $4.91 billion, $0.84 billion and $8.89 billion, respectively, including $1,000 of seed capital contributed by our Adviser in September of 2020, $25.0 million in gross proceeds raised from an entity affiliated with the Adviser and 63,906,381 shares of Class I common stock issued in a private placement to feeder vehicles primarily created to hold our Class I shares for gross proceeds of approximately $0.60 billion.
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan which was amended and restated on May 6, 2024. The amended and restated distribution reinvestment plan is an “opt-in” plan and provides for reinvestment of any cash distributions on behalf of shareholders who have enrolled in the distribution reinvestment plan. As a result, if the Board authorizes and declares a cash distribution, then the shareholders who have enrolled in the distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock pursuant to which the offer relates, rather than receiving the cash distribution. We expect to use newly issued shares to implement the distribution reinvestment plan.
Shareholder Servicing Plan
Subject to FINRA limitations on underwriting compensation and pursuant to a distribution plan adopted by the Company in compliance with Rules 12b-1 and 17d-3 under the 1940 Act, as if those rules applied to the Company, the Company will pay Blue Owl Securities servicing fees equal to 0.85% per annum of the aggregate net asset value for the Class S shares and a shareholder servicing fee equal to 0.25% per annum of the aggregate net asset value for the Class D shares, in each case, payable monthly. We will not pay an ongoing servicing fee with respect to our outstanding Class I shares.
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
We intend to limit the number of shares to be repurchased in each quarter to no more than 5.00% of our outstanding shares of common stock. Repurchases of shares will be made at the current net offering price per share for the applicable class of shares on the date of such repurchase. All shares purchased by us pursuant to the terms of each offer to repurchase will be retired and thereafter will be authorized and unissued shares.
Any periodic repurchase offers are subject in part to our available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While we intend to continue to conduct quarterly tender offers as described above, we are not required to do so and may suspend or terminate the share repurchase program at any time.

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased

February 25, 2022	S	March 31, 2022	$6,001	$9.24	649,420
February 25, 2022	D	March 31, 2022	$304	$9.25	32,853
February 25, 2022	I	March 31, 2022	$16,978	$9.26	1,833,520
May 25, 2022	S	June 30, 2022	$8,365	$8.84	946,284
May 25, 2022	D	June 30, 2022	$1,110	$8.86	125,276
May 25, 2022	I	June 30, 2022	$18,414	$8.88	2,073,617
August 25, 2022	S	September 30, 2022	$8,769	$8.99	975,399
August 25, 2022	D	September 30, 2022	$1,132	$9.00	125,759

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased

August 25, 2022	I	September 30, 2022	$33,853	$9.01	3,757,292
November 28, 2022	S	December 31, 2022	$31,047	$9.06	3,426,809
November 28, 2022	D	December 31, 2022	$5,098	$9.07	562,171
November 28, 2022	I	December 31, 2022	$74,691	$9.08	8,225,791
February 28, 2023	S	March 31, 2023	$21,643	$9.21	2,349,994
February 28, 2023	D	March 31, 2023	$3,453	$9.22	374,566
February 28, 2023	I	March 31, 2023	$68,023	$9.24	7,361,842
May 31, 2023	S	June 30, 2023	$16,367	$9.28	1,763,641
May 31, 2023	D	June 30, 2023	$13,809	$9.29	1,486,423
May 31, 2023	I	June 30, 2023	$46,072	$9.31	4,948,651
August 24, 2023	S	September 30, 2023	$14,790	$9.40	1,573,405
August 24, 2023	D	September 30, 2023	$12,978	$9.41	1,379,185
August 24, 2023	I	September 30, 2023	$76,140	$9.43	8,074,185
November 27, 2023	S	December 31, 2023	$22,998	$9.48	2,425,971
November 27, 2023	D	December 31, 2023	$3,817	$9.49	402,243
November 27, 2023	I	December 31, 2023	$87,172	$9.50	9,176,044
February 27, 2024	S	March 31, 2024	$33,826	$9.50	3,560,660
February 27, 2024	D	March 31, 2024	$26,354	$9.51	2,771,164
February 27, 2024	I	March 31, 2024	$81,994	$9.53	8,603,765
May 24, 2024	S	June 28, 2024	$50,529	$9.53	5,302,035
May 24, 2024	D	June 28, 2024	$3,558	$9.55	372,544
May 24, 2024	I	June 28, 2024	$97,737	$9.56	10,223,527
August 30, 2024	S	September 30, 2024	$46,534	$9.55	4,872,698
August 30, 2024	D	September 30, 2024	$2,153	$9.56	225,274
August 30, 2024	I	September 30, 2024	$102,943	$9.57	10,756,911
November 26, 2024	S	December 31, 2024	$54,850	$9.54	5,749,465
November 26, 2024	D	December 31, 2024	$8,863	$9.55	928,082
November 26, 2024	I	December 31, 2024	$129,643	$9.57	13,546,800
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
Board Approval of the Investment Advisory Agreement
On May 6, 2024, the Board held a meeting to consider and approve the continuation of the Investment Advisory Agreement and related matters. The Board was provided with information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs, which could include employees of the Adviser or its affiliates; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.
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
The Administration Agreement became effective on May 18, 2021 and the continuation of the Administration Agreement was approved by the Board on May 6, 2024. Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a Majority of the Outstanding Shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. To the extent that the Adviser outsources any of its functions we will pay the fees associated with such functions without profit to the Adviser as provided by Section 17(i) of the 1940 Act.
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

•the costs of any shareholder or director meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;
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
Affiliated Transactions
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser, the other affiliated funds that are participating in the investment, or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, when such private funds did not have an investment in such existing portfolio companies.
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
Expense Support and Conditional Reimbursement Agreement
On September 30, 2020, we entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, the purpose of which was to ensure that no portion of our distributions to shareholders represented a return of capital for tax purposes. The Expense Support Agreement became effective as of November 12, 2020, the date that we met the minimum offering requirement and was terminated by the Adviser on March 7, 2023.
Pursuant to the Expense Support Agreement, prior to its termination on March 7, 2023, on a quarterly basis, the Adviser reimbursed us for “Operating Expenses” (as defined below) in an amount equal to the excess of our cumulative distributions paid to our shareholders in each quarter over “Available Operating Funds” (as defined below) received by us on account of our investment portfolio during such quarter. Any payments that the Adviser was required to make pursuant to the preceding sentence are referred to herein as an “Expense Payment”.
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
The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. Our obligation to make Reimbursement Payments, subject to the conditions above, survived the termination of the Expense Support Agreement; however, there are no Reimbursement Payments conditionally due from the Company to the Adviser.
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
Corporate Sustainability
Our and the Adviser’s corporate sustainability efforts seek to deliver positive outcomes for our investors and the communities in which we operate. Our Adviser has made meaningful strides in developing a strategic approach to advancing its corporate sustainability objectives across three priority areas of focus: Responsible Investing, diversity, equity and inclusion (“DEI”) and Citizenship. Our Board receives annual updates on the Adviser’s strategy and initiatives, including ESG-related matters.

Investing Responsibly
We and the Adviser recognize the importance of business relevant ESG issues and opportunities and are committed to the consideration of these factors in relation to our business operations and investment activities to manage risk and identify opportunities. Blue Owl adopted an ESG policy, which applies to all asset classes, industries and countries in which Blue Owl does business and the products it manages.
The Adviser believes that incorporating relevant ESG factors into its corporate and investment practices has the potential to meaningfully contribute to our value. The Adviser strives to continuously strengthen its ability to mitigate, manage, and monitor relevant ESG risks and opportunities within our investment portfolios. When the Adviser considers potential investments on our behalf, it seeks to address the relevant ESG considerations, risks and potential rewards related to prospective investments. Further, the Adviser has processes designed to ensure compliance with applicable regulatory disclosure requirements, including ESG-related disclosure obligations.
The Adviser believes it is important to consider the multiple ways that climate risk may affect it as an asset manager. Blue Owl has designed an approach to identify, assess and prioritize potential climate-related risks across its operations and investment activity. The Adviser has considered recommendations from the Task Force on Climate-Related Financial Disclosures in the design and implementation of its climate risk management program, including topics related to governance, strategy, risk management and metrics.
Diversity, Equity and Inclusion
We and the Adviser are committed to fostering and preserving a culture of diversity, equity and inclusion. The Adviser seeks to create an inclusive, performance-based environment that is supportive of people from all backgrounds. Blue Owl has formalized its approach by adopting a formal DEI policy.
Blue Owl’s DEI strategy centers on the following key concepts and core values:
•Embracing differences. Blue Owl embraces and encourages differences that make individuals unique. Blue Owl believes that a team comprised of individuals with diverse backgrounds, experiences, perspectives and insights is critical to long-term success.
•Strategic priorities. Continuing to develop as a diverse, equitable and inclusive firm is a strategic priority for Blue Owl that it believes can further enhance its work environment and overall business. Blue Owl’s commitment to diversity, equity and inclusion is relevant to interactions with its employees, investors, products’ portfolio companies and third-party service providers.
•Leadership. While Blue Owl’s ongoing efforts are championed by the Blue Owl founders and executed upon by senior leaders across all business areas of the firm, Blue Owl aims to position support for DEI at the core of its entire employee population. Continuing to develop a diverse, equitable, and inclusive firm is a strategic priority. Blue Owl’s Chief Human Resources Officer is responsible for overseeing its DEI program.
To further foster an inclusive culture, Blue Owl seeks to continue to establish relevant and appropriate employee resource groups, which are open to all employees and aim to build community through shared identities, helping Blue Owl to further its goal of promoting a sense of inclusion and belonging. Blue Owl also works with select partners to provide its employees with access to resources, networks and opportunities for professional development, as well as utilizing the organizations’ job boards to recruit candidates. Additionally, Blue Owl’s summer internship program for college students includes partnerships with organizations that represent students from backgrounds that are often underrepresented in the finance industry. This program includes training, professional development sessions, networking opportunities and mentorship. Blue Owl also offers career development, skill building and mentorship opportunities for its employees. Finally, Blue Owl’s suite of benefits includes primary and secondary parental leave, family planning benefits and stipend and flexible work schedules.
Citizenship
Blue Owl takes its role as a corporate citizen seriously and aims to contribute to meaningful causes to support the communities in which it operates and resides. Blue Owl believes there is an opportunity to “make community our culture” by building a robust citizenship program that is integrated, community-centered, and employee-enriched, including:
•Blue Owl Leads Together, its global employee volunteerism and giving program, allows employees to engage with each other and with the communities in which we live and work;

•Blue Owl Gives, which advances Blue Owl’s philanthropic mission —of unlocking opportunity by providing access to college, to career, and to capital —through strategic nonprofit partnerships; and
•Blue Owl Celebrates, which honors various heritage and affinity months throughout the year by spotlighting important nonprofit causes, profiling opportunities for learning and action, and hosting a variety of guest speakers.
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
A BDC generally is required to meet an asset coverage ratio of the value of total assets to senior securities, which include all of our borrowings and any preferred stock the BDC may issue in the future, of at least 200%. However, certain provisions of the 1940 Act allowed a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. This means that generally, a BDC can borrow up to $1 for every $1 of investor equity or, if certain requirements are met and it reduces its asset coverage ratio, it can borrow up to $2 for every $1 of investor equity. On September 30, 2020, the Adviser, as our sole shareholder, approved a proposal that allows us to reduce our asset coverage ratio to 150%. As a result, effective on October 1, 2020, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%.
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
Warrants and Options. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) shareholders authorize the proposal to issue such warrants, and the Board approves such issuance on the basis that the issuance is in our best interests and the shareholders best interests and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.
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
Codes of Ethics. We and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics is available on the EDGAR Database on the SEC’s website at http://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov.
Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser, the other affiliated funds that are participating in the investment or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, if such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers’ allocation policy incorporates the conditions of the Order and seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by the Adviser or its affiliates over time. As a result of exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other Blue Owl Credit Clients and other Blue Owl clients that avail themselves of the exemptive relief.
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
Rule 18f-4 under the 1940 Act requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. We currently qualify as a “limited derivatives user” and expect to continue to do so. We have adopted a derivatives policy and comply with the recordkeeping requirements of Rule 18f-4.
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
Taxation as a Regulated Investment Company
We have elected to be treated and intend to qualify each year as a RIC under Subchapter M of the Code; however, no assurance can be given that we will be able to maintain our RIC tax treatment. As a RIC, we will not be subject to U.S. federal income tax at corporate rates on any ordinary income or capital gains that we timely distribute to our shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).
If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our income we timely distribute (or are deemed to distribute) to our shareholders. We will be subject to U.S. federal income tax imposed at regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.
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
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships (as defined in the Code),” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

•diversify our holdings so that at the end of each quarter of the taxable year:
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
We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received the corresponding cash amount.
Although we do not presently expect to do so, we are authorized to borrow funds, to sell assets and to make taxable distributions of our stock and debt securities in order to satisfy the distribution requirements. Our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to U.S. federal income tax.
Under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. If we are prohibited from making distributions, we may fail to qualify for tax treatment as a RIC and become subject to U.S. federal income tax.
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
A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed our investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses indefinitely, and use them to offset capital gains. Due to these limits on the deductibility of expenses, over the course of one or more taxable years we may have, for U.S. federal income tax purposes, taxable income that we are required to distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.
Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty may be 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of or exemption from withholding tax on investment income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its stockholders.

If we purchase shares in a “passive foreign investment company,” or PFIC, we may be subject to U.S. federal income tax on any “excess distribution” received on, or any gain from the disposition of such shares. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distributions or gains. This additional tax and interest may apply even if we make a distribution as a taxable dividend by us to our shareholders in an amount equal to (1) any excess distribution, or (2) the gain from the dispositions of such shares. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund”, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases included in our income. Under either election, we may be required to recognize income in excess of distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any taxes and related interest charges.
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
If we fail to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) imposed at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period and other limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax at regular corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.
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
Proxy Voting Records
You may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: Blue Owl Credit Income Corp., Attention: Investor Relations, 399 Park Avenue, New York, NY 10022 or by calling Blue Owl Credit Income Corp. at (212) 419-3000.
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
We intend to make available free of charge on our website (www.ocic.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. The SEC also maintains a website (www.sec.gov) that contains such information. The reference to our website is an inactive textual reference only and the information contained on our website is not a part of this Form 10-K.
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
•The current period of capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.
•Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations
We are subject to risks related to our business and operations.
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
•Our Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we may invest.
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
•We have invested and may continue to invest through joint ventures, partnerships and other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.
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
•We and our portfolio companies are, and will continue to be, exposed to risks associated with changes in interest rates.
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
The current worldwide financial markets situation, as well as various social, political, economic and other conditions and events (including political tensions in the United States and around the world, wars and other forms of conflict (including, for example, the ongoing war between Russia and Ukraine and conflict in the Middle East and Northern Africa region), terrorist acts, security operations and catastrophic events, natural disasters such as fires, floods, earthquakes, tornadoes, hurricanes, global health epidemics, pandemics and emergencies, fluctuations in interest rates, strikes, work stoppages, labor shortages, labor disputes, supply chain disruptions and accidents), may disrupt our operations, contribute to increased market volatility, have long term effects on the United States and worldwide financial markets, and cause economic uncertainties or deterioration in the United States and worldwide. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.
Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high rates of inflation, which can last many years and have negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.
Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. The United States has recently enacted and proposed to enact significant new tariffs. Additionally, the new U.S. Presidential administration has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. Global health emergencies, natural disasters, strikes, work stoppages or accidents could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so. Additionally, social unrest and other political and security concerns may not abate, may worsen and could spread. Losses from terrorist attacks, global health emergencies, natural disasters, strikes, work stoppages or accidents are generally uninsurable.
The current period of capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.
In recent years, the U.S. corporate debt markets have experienced disruption resulting from the COVID-19 pandemic and an inflationary economic environment. These market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being in an elevated rate environment. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. An inability to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.
Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations and cause our net asset value to decline.
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty in connection with economic sanctions resulting from the ongoing war between Russia and Ukraine, uncertainty around the conflict in the Middle East, and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.
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
The occurrence of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our investments, and our ongoing operations, costs and profitability. Any such unfavorable economic conditions, including elevated interest rates, may also increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain financing, particularly from the debt markets. In addition, any future financial market uncertainty could lead to financial market disruptions and could further impact our ability to obtain financing.
These events could limit our investment originations, limit our ability to grow and negatively impact our operating results and financial condition.
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies operate in industries that have been, or may be, impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in the costs of their operations along to their customers, it could adversely affect their operating results. Such conditions would increase the risk of default on their obligations as a borrower. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations. Any decreases in the fair value of our investments could result in future realized or unrealized losses.
Fluctuations in interest rates could have a material adverse effect on our business and that of our portfolio companies.
Fluctuations in interest rates could have a dampening effect on overall economic activity, the financial condition of our portfolio companies and the financial condition of the end customers who ultimately create demand for the capital we supply, all of which could negatively affect our business, financial condition or results of operations . The Federal Reserve decreased the federal funds rate twice in 2024. Although the Federal Reserve has signaled the potential for additional federal funds rate cuts, there remains uncertainty around the rate and timing of decreases, including as a result of the transition to the new U.S. Presidential administration. Uncertainty surrounding future Federal Reserve actions may have a material effect on our business making it particularly difficult for us to obtain financing at attractive rates, impacting our ability to execute on our growth strategies or future acquisitions.
Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limits. If a depository institution fails to return these deposits or is otherwise subject to adverse conditions in the financial or credit markets, our access to invested cash or cash equivalents could be limited which adversely impact our results of operations or financial condition.
Risks Related to Our Business
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
In addition to having fixed-dollar claims on our assets that are superior to the claims of our common shareholders, obligations to lenders may be secured by a first priority security interest in our portfolio of investments and cash. As a BDC, generally, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus any preferred stock, if any, must be at least 200%; however, the Small Business Credit Availability Act has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. If this ratio declines below the relevant amount, we cannot incur additional debt and could be required to sell a portion of our investments to repay some indebtedness when it may be disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to service our debt or make distributions.
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

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to common shareholder(1)	(25.9)%	(16.2)%	(6.4)%	3.3%	13.0%
(1)Assumes, as of December 31, 2024, (i) $28.24 billion in total assets, (ii) $12.93 billion in outstanding indebtedness, (iii) $14.52 billion in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 7.2%.
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
We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. Our credit facilities, notes and CLOs currently expire between March 2025 and October 2037. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition. See “—The current period of capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.”
Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose a significant number of its key professionals, or terminate the Investment Advisory Agreement, our ability to achieve our investment objective could be significantly harmed.

We do not have any employees. Additionally, we have no internal management capacity other than our appointed executive officers and will be dependent upon the investment expertise, skill and network of business contacts of our Adviser to achieve our investment objective. Our Adviser evaluates, negotiates, executes, monitors, and services our investments. Our success depends to a significant extent on the continued service and coordination of our Adviser, including its key professionals. The departure of a significant number of key professionals from our Adviser could have a material adverse effect on our ability to achieve our investment objective.
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
In addition, the Investment Advisory Agreement has a termination provision that allows the agreement to be terminated by us on 60 days' notice without penalty by the vote of a Majority of the Outstanding Shares of our common stock or by the vote of our independent directors and generally may be terminated at any time, without penalty, by our Adviser upon 120 days' notice to us. Furthermore, the Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. If the Adviser resigns or is terminated, or if we do not obtain the requisite approvals of shareholders and our Board to approve an agreement with the Adviser after an assignment, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms prior to the termination of the Investment Advisory Agreement, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and costs under any new agreements that we enter into could increase. Our financial condition, business and results of operations, as well as our ability to meet our payment obligations under our indebtedness and pay distributions, are likely to be adversely affected, and the value of our common stock may decline.
Because our business model depends to a significant extent upon Blue Owl’s relationships with corporations, financial institutions and investment firms, the inability of Blue Owl to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
Blue Owl depends on its relationships with corporations, financial institutions and investment firms, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, business relationships, quality of service provided to clients, fund investor liquidity, fund terms (including fees and economic sharing arrangements), brand recognition and business reputation. If Blue Owl fails to maintain its reputation it may not be able to maintain its existing relationships or develop new relationships or sources of investment opportunities, and we may not be able to grow our investment portfolio. In addition, individuals with whom Blue Owl has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
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
We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), including the other Blue Owl Credit Clients or other funds managed by our Adviser or its affiliates comprising Blue Owl’s Credit platform, the private funds managed by Blue Owl’s GP Strategic Capital platform and the funds and accounts managed by Blue Owl’s Real Assets platform, as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the U.S. Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle-market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.
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
•Some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds than us, which could allow them to consider a wider variety of investments and to bid more aggressively than us or to agree to less restrictive legal terms and protections for investments that we want to make; and
•Some of our competitors may be subject to less regulation or fewer conflicts of interest and, accordingly, may have more flexibility to undertake and execute certain businesses or investments than we do, bear less compliance expense than we do or be viewed differently in the marketplace.
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

We are subject to risks associated with the market’s limited experience with SOFR, which will affect our cost of capital and results of operations.
We historically used the London Inter-Bank Offered Rate (“LIBOR”) as a reference rate in the loans we extended to our portfolio companies. The terms of our debt investments generally included minimum interest rate floors which were calculated based on LIBOR. In July 2017, the United Kingdom’s Financial Conduct Authority, as supervisor of ICE Benchmark Administrator (“IBA”), the administrator of LIBOR, announced that it would phase out LIBOR by the end of 2021 (later extended to the end of June 2023 for USD LIBOR only). IBA ceased publishing GBP, EUR, CHF and JPY LIBOR rates on January 1, 2022 and ceased publishing overnight and 12-month USD LIBOR on June, 30 2023.
In January 2023, the Federal Reserve adopted a final rule implementing the U.S. Adjustable Interest Rate Act of 2022 (the “LIBOR Act”) that, among other things, identifies the applicable SOFR-based benchmark replacements under the LIBOR Act.
Beginning in the first quarter of 2022, we transitioned any LIBOR-based investments to SOFR and currently none of our investments are indexed to LIBOR.
SOFR is considered to be a risk-free rate, and USD LIBOR was a risk weighted rate. Thus, SOFR tends to be a lower rate than USD LIBOR, because SOFR does not contain a risk component. This difference may negatively impact our net interest margin of our investments. Also, the use of SOFR based rates is relatively new, and market experience with SOFR based rate loans is limited. There could be unanticipated difficulties or disruptions with the calculation and publication of SOFR based rates. This could result in increased borrowing costs for us or could adversely impact the interest income we receive from our portfolio companies or the market value of our investments.
Internal and external cybersecurity threats and risks, as well as other disasters, may adversely affect our business or the business of our portfolio companies by impairing the ability to conduct business effectively.
Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency in the future. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Additionally, cyber-attacks and other security threats have become increasingly complex as a result of the emergence of new technologies, such as artificial intelligence, which are able to identify and target new vulnerabilities in information technology systems.
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
In addition, cybersecurity risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, and personally identifiable information and other sensitive information that we collect and store in our data centers, on our cloud environments and on our networks. We may also invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of fund investor, employee or other personally identifiable or, proprietary business data or other sensitive information, whether by third parties or as a result of employee malfeasance (or the negligence or malfeasance of third party service providers that have access to such confidential information) or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us and significant reputational harm., any of which could harm our business and results of operations.

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
As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers. We cannot guarantee that third parties and infrastructure in our networks or our partners’ networks have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support our services. Our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place.
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
Our business is highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. Recently, the SEC adopted new rules related to cybersecurity risk management for registered investment advisers, registered investment companies and business development companies, as well as amendments to certain rules that govern investment adviser and fund disclosures. In July 2023, the SEC adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. The rules became effective beginning with annual reports for fiscal years ending on or after December 15, 2023 and beginning with Form 8-Ks on December 18, 2023. The SEC has also particularly focused on cybersecurity, and we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures as a result. We also expect to face increased costs to comply with the new SEC rules, including increased costs for cybersecurity training and management.
Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and And/or information security to which we may be subject (collectively, “Privacy Laws”). Compliance with applicable Privacy Laws may require adhering to stringent legal and operational requirements, which could increase compliance costs for us and require the dedication of additional time and resources to compliance. A failure to comply with applicable Data Protection Legislation could result in fines, sanctions, enforcement actions or other penalties or reputational damage. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Division of Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.
There may be substantial financial penalties or fines for a failure to comply with applicable Privacy Laws (which may include insufficient security for our personal or other sensitive information). For example, failure to comply with Regulation (EU) 2016/679 (the “GDPR”) and the GDPR as it forms part of the laws of England and Wales, Scotland and Northern Ireland (the “UK GDPR”) could (in the worst case) attract regulatory penalties up to the greater of (i) 20 million Euros in respect of the GDPR / £17.5 million in respect of the UK GDPR (as applicable), and (ii) 4% of group annual worldwide turnover, as well as the possibility of other enforcement actions (such as suspension of processing activities and audits), and liabilities from third-party claims.
Our operations will be impacted by a growing movement to adopt comprehensive privacy and data protection laws similar to the GDPR, including in the U.S., where such laws focus on privacy as an individual right in general. For example, the State of California passed the California Consumer Privacy Act of 2018 (as amended, the “CCPA”), which took effect on January 1, 2020. The CCPA generally applies to businesses that collect personal information about California consumers and meet certain thresholds with respect to revenue or buying and/or selling consumers’ personal information. The CCPA imposes stringent legal and operational obligations on such businesses as well as certain affiliated entities that share common branding. The CCPA is enforceable by the California Attorney General. Additionally, if unauthorized access, theft, or disclosure of a consumer’s personal information occurs, and the business did not maintain reasonable security practices, consumers could file a civil action (including a class action) without having to prove actual damages. Statutory damages range from $100 to $750 per consumer per incident, or actual damages, whichever is greater. The California Attorney General also may impose civil penalties ranging from $2,500 to $7,500 per violation. Further, California passed the California Privacy Rights Act of 2020 (the “CPRA”) to amend and extend the protections of the CCPA. Under the CPRA, which became effective on January 1, 2023, California established a new state agency focused on the enforcement of its privacy laws, leading to greater levels of enforcement and greater costs related to compliance with the CCPA and CPRA.
Other jurisdictions, including other states in the United States, have either passed, proposed, adopted or are considering similar laws and regulations to the CCPA, CPRA and GDPR, which could impose similarly significant costs, potential liabilities and operational and legal obligations. Further, the fund’s portfolio companies and/or each of their affiliates are subject to regulations related to privacy, data protection and information security in the jurisdictions in which they do business. Such laws and regulations vary from jurisdiction to jurisdiction, thus increasing costs, operational and legal burdens and the potential for significant liability on regulated entities.
Non-compliance with any applicable Privacy Laws represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information. Breaches in security could potentially jeopardize our, our employees’ or our product investors’ or counterparties’ confidential or other information processed and stored in, or transmitted through, our computer systems and networks (or those of our third party vendors), or otherwise cause interruptions or malfunctions in our, our employees’, our product investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our product investors and other counterparties, fines or penalties, litigation, regulatory intervention or reputational damage, which could also lead to loss of product investors or clients.
Finally, there continues to be significant evolution and developments in the use of artificial intelligence technologies, such as ChatGPT. We cannot fully determine the impact or cybersecurity risk of such evolving technology to our business at this time. We may incorporate, directly or through third-party vendors, the use of artificial intelligence (“AI”) into our business and operations, and anticipate that usage and adoption of AI in the marketplace will continue to grow. As with many disruptive innovations, AI presents risks and challenges that could affect its accuracy adoption and therefore our business. While we intend the use of any AI to make processes more efficient, AI models may not achieve sufficient levels of accuracy. AI algorithms may be flawed, the datasets on which such algorithms are trained may be insufficient, raise privacy concerns or contain biased information, which could undermine the decisions, predictions or analysis of AI applications produce, subjecting us to competitive harm, legal liability, and brand or reputational harm. A number of jurisdictions have passed laws and implemented regulations, or are considering the same, related to the use of AI and affecting AI companies, which could limit or adversely affect our business.
Further, we may not be able to control how third-party AI technologies that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions.
We and our portfolio companies are subject to increasing scrutiny from certain investors, third party assessors and our shareholders with respect to ESG-related topics.
We and our portfolio companies face increasing scrutiny from certain investors, third party assessors that measure companies’ ESG performance and our shareholders related to ESG-related topics, including in relation to diversity and inclusion, human rights, environmental stewardship, support for local communities, corporate governance and transparency. For example, we and the companies in which we invest risk damage to our brands and reputations if we or they do not act (or are perceived to not act) responsibly either with respect to responsible investing processes or ESG-related practices. Adverse incidents related to ESG practices could impact the value of our brand or the companies in which we invest, or the cost of our or their operations and relationships with investors, all of which could adversely affect our business and results of operations. Further, there can be no assurance that any of our Adviser’s ESG initiatives, or commitments will meet the standards or expectations of our shareholders or other stakeholders. There can be no assurance that our Adviser will be able to accomplish any goals related to responsible investing or ESG practices, as statements regarding its ESG and responsible investing commitments and priorities reflect its current estimates, plans and/or aspirations and are not guarantees that it will be able to achieve them within the timelines announced or at all. Additionally, the Adviser may determine in its discretion that it is not feasible or practical to implement or complete certain aspects of its responsible investing program or ESG initiatives based on cost, timing or other considerations.
In recent years, certain investors have placed increasing importance on policies and practices related to responsible investing and ESG for the products to which they commit capital, and investors may decide not to commit capital to future fundraises based on their assessment of the Adviser’s approach to and consideration of ESG-related issues or risks. Similarly, a variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If the Adviser’s responsible investing or ESG-related practices or ratings do not meet the standards set by such investors or organizations, or if the Adviser receives a negative rating or assessment from any such organization, or if the Adviser fail, or is perceived to fail, to demonstrate progress toward its ESG priorities and initiatives, they may choose not to invest in us, and we may face reputational damage. Similarly, it is expected that investor and/or shareholder demands will require the Adviser to spend additional resources and place increasing importance on business relevant ESG factors in its review of prospective investments and management of existing ones. Devoting additional resources to our responsible investing or ESG-related practices could increase the amount of expenses we or our investments are required to bear. For example, collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks. To the extent our access to capital from investors focused on ESG ratings or ESG-related matters is impaired, we may not be able to maintain or increase the size of our existing products or raise sufficient capital for new products, which may adversely affect our revenues. Further, growing interest on the part of investors and regulators in ESG-related topics and themes and increased demand for, and scrutiny of, ESG-related disclosure by asset managers, have also increased the risk that asset managers could be perceived as, or accused of, making inaccurate or misleading statements regarding the ESG-related investment strategies of their and their funds’ responsible investing or ESG-related efforts or initiatives, or “greenwashing.” This risk may also materialize where ESG-related statements and/or disclosures made by our portfolio companies are materially inconsistent with our ESG-related statements or disclosures, including those made on a voluntary basis or pursuant to any applicable regulation, such as Regulation EU 2019/2088 on sustainability-related disclosures in the financial services sector (“SFDR”) or the Corporate Sustainability Reporting Directive (“CSRD.”) Such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital.
At the same time, various stakeholders may have differing approaches to responsible investing activities or divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. A growing number of states have enacted or proposed “anti-ESG” policies, legislation, issued related legal opinions and engaged in related litigation. For example: (i) boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions and (ii) ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation view our responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively affect the results of operations or cash flows. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. In addition, state attorneys general, among others, have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Cases alleging discrimination based on similar arguments have been filed since that decision, with scrutiny of certain corporate DEI practices increasing throughout 2024. Additionally, in January 2025, the new U.S. Presidential administration signed a number of executive orders focused on DEI (the “Executive Orders”), which include a broad mandate to eliminate federal DEI programs and a caution to the private sector to end what may be viewed as illegal DEI discrimination and preferences. The Executive Orders also indicate upcoming compliance investigations of private entities, including publicly traded companies, and changes to federal contracting regulations. If the Adviser does not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation and/or constrain our investment and fundraising opportunities. Such scrutiny of both ESG and DEI related practices could expose the Adviser to the risk of investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us.
We are subject to increasing scrutiny with respect to ESG-related issues and the regulatory disclosure landscape surrounding related topics continues to evolve.
Responsible investing, ESG practices and ESG-related disclosures have been the subject of increased focus by certain regulators, and regulatory initiatives related to ESG-specific topics that are applicable to us, our products and our products’ portfolio companies could adversely affect our business. There has been a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims, including in the United States, the European Union and the United Kingdom.
For example, in March 2024, the SEC adopted final rules intended to enhance and standardize climate-related disclosures; however, these rules are stayed pending the outcome of consolidated legal challenges in the Eighth Circuit Court of Appeals. Further, the SEC sometimes reviews compliance with ESG commitments in examinations, and it has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing ESG policies and procedures to meet ESG commitments to investors.

In addition, in October 2023, California enacted legislation that will ultimately require certain companies that (i) do business in California to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures and (ii) operate in California and make certain climate-related claims to provide enhanced disclosures around the achievement of climate-related claims, including the use of voluntary carbon credits to achieve such claims. From a European perspective, the European Union has adopted legislation aimed at increasing transparency for investors of sustainability-related policies, processes, performance and commitments which apply to certain of our products, including, without limitation: (a) the SFDR, for which most rules took effect beginning on March 10, 2021 and (b) Regulation (EU) 2020/852 on the establishment of a framework to facilitate sustainable investment and amending the SDFR. Further, the European Commission is currently considering whether to propose further changes or amendments to the SFDR and the associated regulatory framework. Relatedly, the European Securities and Markets Authority (“ESMA”) has identified promoting transparency through effective sustainability disclosures and addressing greenwashing as one of its key priorities per ESMA’s sustainable finance roadmap and strategy. ESMA has also introduced guidelines on funds with ESG, impact, transition or sustainability-related terms in their names.
There are still some uncertainties regarding the operation of some of these requirements and how they might evolve, and an established market practice is still being developed in certain cases, which can lead to diverging implementation and/or operationalization, data gaps or methodological challenges which may affect our ability to collect relevant data. These regimes continue to evolve and there is still a lack of clarity and established practice around the approach to their supervision and enforcement, which may vary across national competent authorities. There is a risk that a development or reorientation in the regulatory requirements or market practice in this respect could be adverse to our investments if they are perceived to be less valuable as a consequence of, among other things, their carbon footprint or perceived “greenwashing.” Compliance with requirements of this nature may also increase risks relating to financial supervision and enforcement action. There is the additional risk that market expectations in relation to certain commitments under the SFDR, such as disclosures made in relation to financial products, could adversely affect our ability to raise capital, especially from EEA investors.
There are a variety of other regulatory initiatives related to ESG-specific topics that may be applicable to us, our products or our products’ portfolio companies. For example, on January 5, 2023, the CSRD came into effect. The CSRD amends and strengthens the rules introduced on sustainability reporting for companies, banks and insurance companies under the Non-Financial Reporting Directive (2014/95/EU) (“NFRD”). The CSRD requires a much broader range of companies, including non-EU companies with significant turnover and a legal presence in EU markets, to produce detailed and prescriptive reports on sustainability-related matters within their financial statements. Although we are not currently directly in-scope of CSRD, it is possible that we may become subject to CSRD. This may result in additional compliance burdens and increased legal, accounting and compliance costs and enhanced disclosure obligations.
In November 2023, the Sustainability Labelling and Disclosure of Sustainability-Related Financial Information Instrument 2023 (“SDR”) introduced sustainability disclosure requirements, voluntary investment product labels and an ‘anti-greenwashing’ rule. The anti-greenwashing rule applies to all UK-authorized firms in relation to sustainability-related claims made in their communications, and/or communications of financial promotions with, clients in the UK. The balance of the new regime is currently directed at UK investment funds and UK-regulated asset management firms as well as distributors of such funds; however, the FCA consulted in Spring 2024 as to whether to extend the SDR to portfolio management, and the UK Government also announced in May 2024 its intention to launch a consultation on whether to extend the scope of SDR to overseas funds.
In Asia, examples of ESG-related regulations including those by regulators in Singapore and Hong Kong, have released guidelines for asset managers to integrate climate risk considerations in investment and risk management processes, together with enhanced disclosure and reporting and have also issued enhanced rules for certain ESG funds on general ESG risk management and disclosure.
As a result of these and other legislative and regulatory initiatives, and as our business grows through acquisition activity or changes to our structure, we or the Adviser may be required to provide additional disclosure to our investors with respect to ESG matters. This exposes us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or miss-selling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways. Compliance with frameworks of this nature may create an additional compliance burden and increased legal, compliance, governance, reporting and other costs to funds and/or fund managers because of the need to collect certain information to meet the disclosure requirements. In addition, where there are uncertainties regarding the operation of the framework, a lack of official, conflicting or inconsistent regulatory guidance, a lack of established market practice and/or data gaps or methodological challenges affecting the ability to collect relevant data, funds and/or fund managers may be required to engage third party advisers and/or service providers to fulfil the requirements, thereby exacerbating any increase in compliance burden and costs. To the extent that any applicable jurisdictions enact similar laws and/or frameworks, there is a risk that we may not be able to maintain alignment of a particular investment with such frameworks, and/or may be subject to additional compliance burdens and costs, which might adversely affect us.
Risks Related to Our Adviser and Its Affiliates
Our Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking or speculative investments, or cause our Adviser to use substantial leverage.
Our Adviser and its affiliates receive fees from us in return for their services. These fees may include certain incentive fees based on the amount of appreciation of our investments and arrangement, structuring or similar fees from portfolio companies in which we invest. These fees could influence the advice provided to us or create an incentive for our Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such incentive fees. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, including through the use of leverage, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to our Adviser. The way in which the incentive fee is determined may encourage our Adviser to use leverage to increase the leveraged return on our investment portfolio.
In addition, the fact that our base management fee is payable based upon our net assets (which includes any borrowings used for investment purposes) may encourage our Adviser to use leverage to make additional investments. Such a practice could make such investments more risky than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of substantial leverage (up to the limits prescribed by the 1940 Act) may increase the likelihood of our defaulting on our borrowings, which would be detrimental to holders of our securities.
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
Blue Owl is not prohibited from raising money for and managing future investment entities, in addition to the Blue Owl Credit Clients, that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by our Adviser or its affiliates for the same investors and investment opportunities. Furthermore, certain members of the Diversified Lending Investment Committee or our affiliates are officers of Blue Owl and will devote a portion of their time to the operations of Blue Owl, including with respect to public company compliance.
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
Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, insurance companies, co-invest vehicles and certain high net worth individuals), including the Blue Owl Credit Clients, and we may compete for capital and investment opportunities with these entities, certain conflicts of interest are present. These include conflicts of interest relating to the allocation of investment opportunities by our Adviser and its affiliates; compensation to our Adviser; services that may be provided by our Adviser and its affiliates to issuers in which we may invest; investments by us and other clients of our Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by our Adviser; differing recommendations given by our Adviser to us versus other clients; our Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; restrictions on our Adviser’s use of “inside information” with respect to potential investments by us; the allocation of certain expenses; and cross transactions.
For instance, our Adviser and its affiliates may receive asset management performance-based, or other fees from certain accounts that are higher than the fees received by our Adviser from us. In addition, certain members of Blue Owl’s Credit platform’s investment committees and other executives and employees of our Adviser or its affiliates will hold and receive interest in Blue Owl and its affiliates, in addition to cash and carried interest compensation. In these instances, a portfolio manager for our Adviser may have an incentive to favor the higher fee and/or performance-based fee accounts over us and/or to favor Blue Owl. In addition, a conflict of interest exists to the extent our Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans or employee offerings. In these circumstances, personnel of our Adviser may have incentive to favor these other investment companies or accounts over us.
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
Reductions, waivers or absorptions of fees and costs can temporarily result in higher returns to shareholders than they would otherwise receive if full fees and costs were charged.
The Adviser and its affiliates are permitted to reduce, waive or absorb some of the fees or costs otherwise due by us. While this activity can be seen as friendly to shareholders, reductions, waivers and absorptions of fees and costs result in higher returns to shareholders than such shareholders would receive if full fees and costs were charged. There is no guarantee that any reductions, waivers or absorptions will occur in the future, and any reductions, waivers and absorptions are entirely at the discretion of the Adviser.
Products within Blue Owl’s Real Assets platform may enter into sale lease-back transactions with our portfolio companies or with borrowers under our credit facilities.
From time to time, companies in which we have invested or may invest, may enter into sale-leaseback transactions with products within Blue Owl’s Real Assets platform. As a result of these arrangements we could be a creditor to, or equity owners of, a company at the same time that company is a tenant of a product within Blue Owl’s Real Assets platform. If such a company were to encounter financial difficulty or default on its obligations as a borrower, our Adviser could be required to take actions that may be adverse to those of Blue Owl’s Real Assets platform in enforcing our rights under the relevant facilities or agreements, or vice versa. This could lead to actual or perceived conflicts of interest.

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
Our Adviser and certain of our affiliates have received an order for exemptive relief (as amended, the “Order”) from the SEC, on which we are permitted to rely, that permit us to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser, the other affiliated funds that are participating in the investment or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain Affiliated Funds when such private funds are not invested in such existing portfolio company.
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
Our Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement (and, separately, under the Administration Agreement), and it will not be responsible for any action of our Board in declining to follow our Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of our Adviser will not be liable to us for their acts under the Investment Advisory Agreement, absent criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of their duties. We have also agreed to indemnify, defend and protect our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of our Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of our Adviser not arising out of criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of their duties. However, in accordance with Section 17(i) of the 1940 Act, neither our Adviser nor any of its affiliates, directors, officers, members, employees, agents, or representatives may be protected against any liability to us or our investors to which it would otherwise be subject by reason of criminal conduct, willful misfeasance, bad faith or gross negligence or reckless disregard of the duties involved in the conduct of its office. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.
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
Our strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle-market companies, with a focus on originated transactions sourced through the networks of our Adviser. Short transaction closing timeframes associated with originated transactions coupled with added tax or accounting structuring complexity and international transactions may result in higher risk in comparison to non-originated transactions.
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
We have invested and may continue to invest through joint ventures, partnerships and other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.
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
We have pursued and may continue to pursue growth through strategic investments in new businesses, including through investments in our specialty finance vehicles. Completion and timing of any such strategic investments may be subject to a number of contingencies, including the uncertainty in reaching a commercial agreement with our counterparty, our ability to obtain required board, shareholder and regulatory approvals, as well as any required financing (or the risk that these are obtained subject to terms and conditions that are not anticipated). We may not be required to announce an acquisition or strategic transaction until a definitive agreement is reached and the announcement or consummation of any such transaction may adversely impact our business relationships or engender competitive responses.
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
Our investments may consist of broadly syndicated loans that were not originated by us. Under the documentation for such loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. Accordingly, we may be precluded from directing such actions unless we or our investment adviser is the designated administrative agent or collateral agent or we act together with other holders of the indebtedness. If we are unable to direct such actions, we cannot assure shareholders that the actions taken will be in our best interests.
There is also a risk that a loan agent may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by holders of the associated indebtedness, including attempts to realize upon the collateral securing the associated indebtedness and/or direct the agent to take actions against the related obligor or the collateral securing the associated indebtedness and actions to realize on proceeds of payments made by obligors that are in the possession or control of any other financial institution. In addition, we may be unable to remove the agent in circumstances in which removal would be in our best interests. Moreover, agented loans typically allow for the agent to resign with certain advance notice.
In addition, a significant number of high yield loans in the market, in particular the broadly syndicated loan market, may consist of “covenant-lite” loans. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Ownership of “covenant-lite”

loans may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
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
Decreasing collateral value and/or increasing interest rates may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. In some instances a borrower may engage in liability management exercises with certain of its investors who agree to provide additional capital or capital on modified terms in exchange for a superior position in the portfolio company’s capital structure. In such instances, the collateral securing our investment may be reduced or our lien may be further subordinated. If a borrower is unable to repay our loan at maturity, we could suffer a loss which may adversely impact our financial performance.
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
We have invested and may continue to invest in instruments issued by publicly-held companies, we may be subject to risks that differ in type or degree from those involved with investments in privately-held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on our ability to dispose of such instruments at certain times, increased likelihood of shareholder litigation against such companies’ board members and increased costs associated with each of the aforementioned risks. In addition, to the extent we invest in publicly traded debt instruments, we may not be able to obtain financial covenants or other contractual rights that we might otherwise be able to obtain when making privately-negotiated investments. We may not have the same access to information in connection with investments in public debt instruments that we would expect to have in connection with privately-negotiated investments. If we or our Adviser were deemed to have material, nonpublic information regarding the issuer of a publicly traded instrument in which we have invested, we may be limited in our ability to make new investments or sell existing investments in such issue.
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
To the extent original issue discount (“OID”) and payment-in-kind (“PIK”) interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of cash representing such income.
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

Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to diversify our portfolio and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders. See “—If we are unable to obtain additional debt financing, or if our borrowing capacity is materially reduced, our business could be materially adversely affected.”
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
We and our portfolio companies are, and will continue to be, exposed to risks associated with changes in interest rates.
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our portfolio company investments and our investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our net asset value. The majority of our debt investments have, and are expected to have, variable interest rates that reset periodically based on benchmarks such as the SOFR, the SONIA, the Euro Interbank Offered Rate, the Federal Funds rate or Prime rate. Increases in interest rates have made and may continue to make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold and may increase defaults even where our investment income increases. Elevated interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, as interest rates have increased and the corresponding risk of default by borrowers has increased, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. All of these risks may be exacerbated when interest rates rise rapidly and/or significantly. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities.
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
Portions of our investment portfolio and our borrowings have floating rate components. As a result, the recent significant changes in market interest rates have increased our interest expense as has the incurrence of additional fixed rate borrowings. In periods of elevated interest rates, such as in the current market, our cost of funds increases, which tends to reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. In addition, our interest expense may not decrease at the same rate as overall interest rates because of our fixed rate borrowings, which could lead to greater declines in our net investment income. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
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
•changes that adversely affect the social, political and/or economic stability of a foreign country in which we invest;high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;
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
The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging. In connection with the September 2027 Notes, AUD 2027 Notes, January 2029 Notes, September 2029 Notes, March 2030 Notes and, March 2031 Notes which bear interest at fixed rates, we entered into interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. However, unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure.
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
In addition, as a result of rules adopted by U.S. and foreign regulators concerning certain financial contracts, including OTC derivatives, entered into with counterparties that have been designated as global systemically important banking organizations, we may be restricted in our ability to terminate such contracts following the occurrence of certain insolvency-related default events. Transactions with these counterparties, therefore, carry heighted risk in the event that the counterparty defaults on its obligations to us.
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
Our portfolio may be focused on a limited number of industries, which will subject us to a risk of significant loss if there is a downturn in a particular industry.
Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we are not targeting any specific industries, our investments may be focused on relatively few industries.To the extent that we hold large positions in a small number of issuers, or within a particular industry, our net asset value may be subject to greater fluctuation. We may also be more susceptible to any single economic or regulatory occurrence or a downturn in particular industry. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns. For example, as of December 31, 2024, our investments in internet software and services represented 11.6% of our portfolio at fair value. Our investments in internet software and services are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks. In addition, as of December 31, 2024, our investments in insurance represented 9.4% of our portfolio at fair value. The U.S. insurance industry is heavily regulated and our investments in insurance are subject to a variety of risks, including, but not limited to, additional or changing government regulations that could increase compliance and other costs of doing business, which may impact the business of such portfolio companies.
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
Under the terms of the loan sale agreements entered into in connection with our debt securitization transactions with respect to the CLOs (collectively, the “CLO Transactions”), we and certain financing subsidiaries sold and/or contributed to the respective issuers in connection with the particular CLO Transaction (the "CLO Issuers"), all of the ownership interest in the portfolio loans and participations held by the CLO Issuers on the closing date for the CLO Transaction for the purchase price and other consideration set forth in such loan sale agreements. As a result of the CLO Transactions, we hold all of the preferred shares issued by the CLO Issuers (collectively, the “CLO Preferred Shares”), which comprise 100% of the equity interests (other than, in the case of CLO Issuers domiciled in the Cayman Islands, certain nominal interests held by a charitable trust for purposes of limiting the ability of the CLO Issuers to file for bankruptcy) in the CLO Issuers and in the case of CLO Transactions which have a Delaware limited liability company as co-issuer (the “CLO Co-Issuers”), such CLO Issuer in turn owns 100% of the equity of such CLO Co-Issuer. In the case of CLO Issuers organized in Delaware, we own the equity interests of such CLO Issuer (i.e., the CLO Preferred Shares). As a result, we expect to consolidate the financial statements of the CLO Issuers in our consolidated financial statements. However, once sold or contributed to a CLO, the underlying loans and participation interests have been securitized and are no longer our direct investment, and the risk return profile has been altered. In general, rather than holding interests in the underlying loans and participation interests, the CLO Transactions resulted in us holding equity interests in the CLO Issuers, with the CLO Issuers holding the underlying loans. As a result, we are subject both to the risks and benefits associated with the Preferred Shares and, indirectly, the risks and benefits associated with the underlying loans and participation interests held by the CLO Issuers. In addition, our ability to sell, amend or otherwise modify an underlying loan held by a CLO Issuer is subject to certain conditions and restrictions under the applicable CLO Transactions, which may prevent us from taking actions that we would take if we held such underlying loan directly.
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
Under each CLO Indenture, as long as any CLO Debt of the applicable CLO Issuer is outstanding, the holders of the senior-most outstanding class of such CLO Debt will have the right to direct the trustee or the applicable CLO Issuer to take certain actions under the applicable CLO Indenture or any related credit agreement. For example, these holders will have the right, following an event of default, to direct certain actions and control certain decisions, including the right to accelerate the maturity of applicable CLO Debt and, under certain circumstances, the liquidation of the collateral. Remedies pursued by such holders upon an event of default could be adverse to our interests.
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
Under the CLO Indentures governing the CLO Transactions, there are two coverage tests applicable to CLO Debt. These tests apply to each CLO Transaction separately. The first such test, the interest coverage test, compares the amount of interest proceeds received and, other than in the case of defaulted loans, scheduled to be received on the underlying loans held by each CLO Issuer to the amount of interest due and payable on the CLO Debt of such CLO Issuer and the amount of fees and expenses senior to the payment of such interest in the priority of distribution of interest proceeds. To satisfy this test interest received on the portfolio loans held by such CLO Issuer must meet a minimum percentage under the applicable CLO Indenture for the respective class or classes of the amount equal to the interest payable on the CLO Debt of such CLO Issuer for such class or classes, plus the senior fees and expenses.
The second such test, the overcollateralization test, compares the adjusted collateral principal amount of the portfolio of underlying loans of each CLO Issuer to the aggregate outstanding principal amount of the CLO Debt of such CLO Issuer. To satisfy this second test at any time, this adjusted collateral principal amount must meet a minimum percentage under the applicable CLO Indenture for the respective class or classes. In this test, certain reductions are applied to the principal balance of underlying loans in connection with certain events, such as defaults or ratings downgrades to “CCC” levels or below with respect to the loans held by each CLO Issuer. These adjustments increase the likelihood that this test is not satisfied.
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
Global climate change is widely considered to be a significant threat to the global economy. We and the companies in which we invest may face risks associated with climate change, including physical risks such as an increased frequency or severity of extreme weather events and rising sea levels and temperatures. In addition, climate change may also impact our profitability and costs, as well as pose systemic risks for our businesses and those of the companies in which we invest. For example, to the extent weather conditions are affected by climate change, energy use by us or the companies in which we invest could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of us or the companies in which we invest. On the other hand, a decrease in energy use due to weather changes may affect the financial condition of some of the companies in which we invest through decreased revenues. Additionally, extreme weather conditions in general require more system backup, adding to costs, including costs of insurance (particularly for real estate in certain regions), and can contribute to increased system stresses, including service interruptions.
The United States is currently a party to the Paris Agreement, which includes commitments from countries to reduce their greenhouse gas emissions, among other commitments. While the new U.S. Presidential administration recently announced the United States’ withdrawal from the Paris Agreement, the withdrawal is not expected to go into affect until early 2026. In addition, various other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions may expose our business operations, products and products’ portfolio companies to other types of transition risks, such as: (i) political and policy risks, (including changing regulatory incentives, and legal requirements, including with respect to greenhouse gas emissions, that could result in increased costs or changes in business operations), (ii) regulatory and litigation risks, (including changing legal requirements that could result in increased permitting, tax and compliance costs, enhanced disclosure obligations, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change), (iii) technology and market risks, (including declining market for investments in industries seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions), (iv) business trend risks, (including requirements for certain portfolio companies related to capital expenditures, product or service redesigns, and changes to operations and supply chains to meet changing customer expectations, and the increased attention to ESG considerations by our investors, including in connection with their determination of whether to invest), and (v) potential harm to our reputation if our shareholders believe that we are not adequately or appropriately responding to climate change and/or climate risk management, including through the way in which we operate our business, the composition of portfolio, our new investments or the decisions we make to continue to conduct or change our activities in response to climate change considerations.
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
We intend, but are not required, to offer to repurchase shareholders’ shares on a quarterly basis. As a result, shareholders will have limited opportunities to sell their shares.
In the third quarter of 2017, we began offering, and on a quarterly basis, intend to continue offering, to repurchase shares of our common stock on such terms as may be determined by our Board in its complete discretion. Our Board has complete discretion to determine whether we will engage in any share repurchase, and if so, the terms of such repurchase. At the discretion of our Board, we may use cash on hand, cash available from borrowings, and cash from the sale of our investments as of the end of the applicable period to repurchase shares. We have not established limits on the amount of funds we may use from any available sources to repurchase shares; however, we will not borrow funds for the purpose of repurchasing shares if the amount of such repurchases would exceed our accrued and received Net Revenues for the previous four quarters. Economic events affecting the U.S. economy, such as volatility in the financial markets, inflation, higher interest rates or global or national events that are beyond our control, could cause an increased number of shares to be put to us for repurchase. To the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-serve basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law. These limits may prevent us from accommodating all repurchase requests made in any quarter.
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
The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders, and, to the extent shareholders are able to sell their shares under the program, they may not be able to recover the amount of their investment in our shares.
When we make repurchase offers pursuant to the share repurchase program, we may offer to repurchase shares at a price that is lower than the price that shareholders paid for our shares. As a result, to the extent shareholders paid a price that includes the related sales load and to the extent shareholders have the ability to sell their shares pursuant to our share repurchase program, the price at which they may sell shares, which will be the current net offering price per share in effect on each date of repurchase, may be lower than the amount they paid in connection with the purchase of shares in this offering.
A shareholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.
Our shareholders do not have preemptive rights to purchase any shares we issue in the future. Our charter authorizes us to issue up to 4.5 billion shares of common stock. Pursuant to our charter, a majority of our entire Board may amend our charter to increase the number of shares of common stock we may issue without shareholder approval. Our Board may elect to sell additional shares in the future or issue equity interests in private offerings. To the extent we issue additional equity interests at or below net asset value, your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares.
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
The value of our common stock may fluctuate significantly.
The value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
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
◦changes in earnings or variations in operating results;
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
Our stockholders could receive shares of our common stock as dividends, which could result in adverse tax consequences to them.
Although we currently do not intend to do so, we are permitted to declare a large portion of a dividend in shares of common stock instead of cash at the election of each stockholder. Revenue Procedures issued by the IRS allow a publicly offered RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all stockholders is required to be at least 20% of the aggregate declared distribution. The Internal Revenue Service has also issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders could be required to pay income taxes with respect to such dividends in excess of the cash dividends received. It is unclear to what extent we will be able to pay taxable dividends in cash and common stock (whether pursuant to IRS Revenue Procedures, a private letter ruling or otherwise).
Our distributions to shareholders may be funded from expense reimbursements or waivers of investment advisory fees that are subject to repayment pursuant to our Expense Support Agreement.
Prior to its termination, substantial portions of our distributions were funded through the reimbursement of certain expenses by our Adviser and its affiliates, including through the waiver of certain investment advisory fees by our Adviser, that are subject to repayment by us within three years. Any such distributions funded through expense reimbursements or waivers of advisory fees will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser and its affiliates continue to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by our Adviser or its affiliates will reduce the distributions that shareholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Our Adviser and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.
Shareholders will experience dilution in their ownership percentage if they do not participate in our distribution reinvestment plan.
We have a adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash distributions declared by the Board on behalf of our shareholders who elect to participate, or “opt-in,” in shares of our common stock. As a result, shareholders that do not elect to participate in our distribution reinvestment plan will experience dilution over time. Shareholders who do not elect to participate in our distribution reinvestment plan may experience accretion to the net asset value of their shares if our shares are trading at a premium to net asset value and dilution if our shares are trading at a discount to net asset value. The level of accretion or discount would depend on various factors, including the proportion of our shareholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to shareholders.
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
Commencing June 30, 2020, broker-dealers must comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. Under Regulation Best Interest, high cost, high risk and complex products may be subject to greater scrutiny by broker-dealers and their salespersons. Regulation Best Interest imposes a duty of care for broker-dealers and their salespersons. Reasonable alternatives to us, such as listed entities, exist and may have lower expenses, less complexity and/or lower investment risk than us. Certain investments in listed entities may involved lower or no commissions at the time of initial purchase. Under Regulation Best Interest, broker-dealers participating in the offering must consider such alternatives in the best interest of their clients. The impact of Regulation Best Interest on participating dealers cannot be determined at this time, and it may negatively impact whether participating dealers and their associated persons recommend our offering to certain retail customers. If Regulation Best Interest reduces our ability to raise capital in our offering, it would harm our ability to create a diversified portfolio of investments and ability to achieve our investment objectives.
Risks Related to an Investment in our Unsecured Notes
Our unsecured notes are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.
We have issued notes that are unsecured by any of our assets or any of the assets of our subsidiaries. As a result, these notes are effectively subordinated, or junior, to any secured indebtedness or other obligations we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured that we later secure) to the extent of the value of the assets securing such indebtedness. Substantially all of our subsidiaries’ assets are currently pledged as collateral under our credit facilities or in connection with our CLOs. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the unsecured notes. Secured indebtedness is effectively senior to the Notes to the extent of the value of the assets securing such indebtedness.
Our unsecured notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
The unsecured notes are exclusively our obligations and not of any of our subsidiaries. None of our subsidiaries are a guarantor of the unsecured notes and the unsecured notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the unsecured notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, our unsecured notes will be structurally subordinated, or junior, to our SPV Asset Facilities, CLOs and all existing and future indebtedness and other obligations (including trade payables) incurred by any of our subsidiaries, financing vehicles or similar facilities and any subsidiaries, financing vehicles or similar facilities that we may in the future acquire or establish. Our subsidiaries may incur indebtedness in the future, all of which would be structurally senior to the unsecured notes.
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
The indenture offers limited protection to holders of our unsecured notes. The terms of the indenture and the unsecured notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the unsecured notes. In particular, the terms of the indenture and the unsecured notes will not place any restrictions on our or our subsidiaries’ ability to:
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
Upon the occurrence of a Change of Control Repurchase Event, as defined in the indenture that governs the unsecured notes, as supplemented, subject to certain conditions, we will be required to offer to repurchase all outstanding unsecured notes at 100% of their principal amount, plus accrued and unpaid interest. The source of funds for that purchase of the unsecured notes will be our available cash or cash generated from our operations or other potential sources, including borrowings, investment repayments, sales of assets or sales of equity. We cannot assure you that sufficient funds from such sources will be available at the time of any Change of Control Repurchase Event to make required repurchases of the unsecured notes tendered. Our debt instruments may contain restrictions and provisions that we would have to comply with in connection with any repurchase of the unsecured notes. If the holders of the unsecured notes exercise their right to require us to repurchase all the unsecured notes upon a Change of Control Repurchase Event, the financial effect of this repurchase could cause a default under our existing or future debt instruments, even if the Change of Control Repurchase Event itself would not cause a default. It is possible that we will not have sufficient funds at the time of the Change of Control Repurchase Event to make the required repurchase of the unsecured notes or our other debt.
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
We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.
To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements. See “ITEM 1. BUSINESS — Certain U.S. Federal Income Tax Considerations.”
The Annual Distribution Requirement for a RIC generally will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short term capital gains over realized net long term capital losses. In addition, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M. We would be subject to U.S. federal income tax imposed, at corporate rates, on retained income and/or gains, including any short term capital gains or long term capital gains. We also must make distributions to satisfy the Excise Tax Avoidance Requirement and avoid a 4% excise tax on certain undistributed income. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay excise taxes and (2) fail to qualify for RIC tax treatment. If we fail to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) imposed at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made.
The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain "qualified publicly traded partnerships," or other income derived from the business of investing in stock or securities.
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, to satisfy this requirement (1) at least 50% of the value of our assets must consist of (i) cash, cash items (including receivables), U.S. government securities, securities of other RICs, and (ii) other acceptable securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and(2) no more than 25% of the value of our assets can be invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs of two or more issuers that are controlled, by us and which are determined under applicable Treasury regulations, to be engaged in the same or similar or related trades or businesses, or (iii) the securities of certain “qualified publicly traded partnerships (as defined by the Code).” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to U.S. federal income tax imposed at corporate rates, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.
We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to U.S. federal income and state and local taxes. We may invest in certain foreign debt and equity investments, which could be subject to foreign taxes (such as income tax, withholding, and value added taxes).
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
We and our portfolio companies are subject to regulation by laws at the local, state, and federal levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the new U.S. Presidential administration, and new laws, regulations and interpretations could also come into effect. Any new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.
As a result of the 2024 U.S. election, a single political party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. In addition, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the U.S. Supreme Court's decision could significantly impact consumer protection, advertising, privacy, artificial intelligence, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us, and may require additional resources to ensure our continued compliance. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

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
The central banks and, in particular, the U.S. Federal Reserve, have taken unprecedented steps in response to inflationary pressures. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Processes and Risk Assessment
We rely on the cybersecurity program implemented by Blue Owl, the indirect affiliate of our Adviser. Blue Owl has implemented a cybersecurity program, which is focused on (i) protecting confidential business, client, investor and employee information; (ii) maintaining the security and availability of its systems and data; (iii) supporting compliance with applicable laws and regulations; (iv) documenting cybersecurity incidents and its responses; and (v) notification of cybersecurity incidents to, and communications with, appropriate internal and external parties.
Blue Owl has implemented an information security governance policy (the “ISG Policy”) governing cybersecurity risk, which is designed to facilitate the protection of sensitive or confidential business, client, investor and any employee information that it stores or processes and the maintenance of critical services and systems. Blue Owl’s cybersecurity program is managed by Blue Owl’s Chief Technology Officer and Head of Technology Infrastructure (together, “Blue Owl IT Management”), who report to Blue Owl’s Chief Operating Officer. Blue Owl IT Management and its team are responsible for implementing proactive and reactive measures, including Blue Owl’s monitoring and alert response processes, vulnerability management, changes made to its critical systems, including software and network changes, and various other technological and administrative safeguards. Blue Owl’s cybersecurity processes and systems are designed to protect against unauthorized access of information, including by cyber-attacks. Blue Owl’s policy and processes include, as appropriate, encryption, data loss prevention technology, authentication technology, entitlement management, access control, anti-virus and anti-malware software, and transmission of data over private networks. Blue Owl’s processes and systems aim to prevent or mitigate two main types of cybersecurity risk: first, cybersecurity risks associated with its physical and digital devices and infrastructure, and second, cybersecurity risks associated with third parties, such as people and organizations who have access to its devices, infrastructure or confidential or sensitive information. The cybersecurity-control principles that form the basis of Blue Owl’s cybersecurity program are informed by the National Institute of Standards and Technology Cybersecurity Framework (“NIST”).
Blue Owl’s cybersecurity program includes review and assessment by third parties of the cybersecurity processes and systems. These third parties assess and report on Blue Owl’s compliance with applicable laws and regulations and its internal incident response preparedness, including benchmarking to best practices and industry frameworks and help identify areas for continued focus and improvement. Annual penetration testing of its network, including critical systems and systems that store confidential or sensitive information, is conducted with third party consultants and vulnerabilities are reviewed and addressed by Blue Owl IT Management. When Blue Owl engages vendors and other third party partners who will have access to sensitive data or client systems and facilities, its infrastructure technology team assesses their cybersecurity programs and processes.
Blue Owl also provides its employees with cybersecurity awareness training at onboarding and annually, as well as interim security reminders and alerts. Blue Owl conducts regular phishing tests and provides additional training as appropriate. Blue Owl has a process designed to assess the cybersecurity risks associated with the engagement of third-party vendors. This assessment is conducted on the basis of, among other factors, the types of services provided and the extent and type of data accessed or processed by a third-party vendor.
Governance and Oversight of Cybersecurity Risks
Blue Owl has developed an incident response framework to identify, assess, manage and report cybersecurity events, which is managed and implemented by Blue Owl’s Cyber Risk Operating Committee (the “C-ROC”), a cross-functional management committee that includes its General Counsel, Chief Operating Officer, Chief Compliance Officer and Blue Owl IT Management. The incident response framework determines when the C-ROC should provide notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notifications to different recipient groups, including senior members of Blue Owl's management, Blue Owl's Audit Committee or Blue Owl's Board of Directors. The C-ROC is responsible for gathering information with respect to a cybersecurity incident, assessing its severity and potential responses, as well as communicating with business heads and senior management, as appropriate. This framework contemplates conducting simulated cybersecurity incident response exercises with members of senior management on an interim basis in coordination with external cyber counsel.
Blue Owl’s cybersecurity program, which is overseen by the C-ROC, is managed by IT Management as part of its responsibility for enterprise-wide cybersecurity strategy, policies, implementing Blue Owl’s monitoring and alert response processes, vulnerability management, changes made to our critical systems, including software and network changes and various other technological and administrative safeguards. The team is led by Blue Owl’s Chief Technology Officer, who has over 25 years of experience advising on technology strategy, including digital transformation, cybersecurity, business analytics and infrastructure, and Blue Owl’s Head of Technology Infrastructure, who has over 20 years of experience in the information technology field with a focus on IT risk governance and management, information security, incident response capabilities and assessing effectiveness of controls. The C-ROC meets regularly and forms cross-enterprise teams, as needed, to manage and implement key policies and initiatives of Blue Owl’s cybersecurity program.
The Audit Committee is primarily responsible for oversight and review of guidelines and policies with respect to risk assessment and risk management. Blue Owl’s Chief Technology Officer periodically reports to the Audit Committee as well as the full Board, as appropriate, on cybersecurity matters. Such reporting includes updates on Blue Owl’s cybersecurity program, the external threat environment and Blue Owl’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on Blue Owl’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.

Impact of Cybersecurity Risks
In 2024, we did not experience a material cybersecurity incident, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, we describe whether and how future incidents could have a material impact on our business strategy, results of operations or financial condition in “ITEM 1A. Risk Factors - Internal and external cybersecurity threats and risks, as well as other disasters, may adversely affect our business or the business or our portfolio companies by impairing the ability to conduct business effectively.” and “Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business.”
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
Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Share Issuances

We have the authority to issue 4,500,000,000 common shares at $0.01 per share par value, 1,500,000,000 of which are classified as Class S common shares, 1,000,000,000 of which are classified as Class D common shares, and 2,000,000,000 of which are classified as Class I common shares. Pursuant to our initial public offering we offered $2,500,000,000 in any combination of shares of Class S, Class D, and Class I common stock. On February 14, 2022, we commenced our follow-on offering, pursuant to which we offered, on a continuous basis, up to $13,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. Pursuant to our current offering we are offering $10,000,000,000 in any combination of shares of Class S, Class D and Class I common stock.

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

The following table details the selling commissions, Dealer Manager fees, and shareholder servicing fees for each applicable share class as of December 31, 2024:

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

On November 5, 2024, the Company’s Board declared a distribution of $0.07010 per share, payable on or before December 31, 2024, January 31, 2025 and February 28, 2025 to shareholders of records as of November 29, 2024, December 31, 2024, and January 31, 2025. The Company’s Board also declared a special distribution to the Company’s shareholders. This special distribution is in addition to those distributions previously declared and announced. This additional distribution, in the amount of $0.03270 per share, will be payable on or before January 31, 2025 to shareholders of record as of December 31, 2024.

We have adopted an “opt in” distribution reinvestment plan pursuant to which shareholders may choose for their cash distributions to be automatically reinvested in additional shares of our same class of common stock pursuant to which the distribution relates. If shareholders do not opt in to the distribution reinvestment plan, they will receive their distributions in cash. We expect to use newly issued shares to implement the distribution reinvestment plan.

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

Holders

As of March 4, 2025, there were 35,904, 997, and 31,140 holders of record of our Class S, Class D, and Class I common stock, respectively.

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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased

February 25, 2022	S	March 31, 2022	$6,001	$9.24	649,420
February 25, 2022	D	March 31, 2022	$304	$9.25	32,853
February 25, 2022	I	March 31, 2022	$16,978	$9.26	1,833,520
May 25, 2022	S	June 30, 2022	$8,365	$8.84	946,284
May 25, 2022	D	June 30, 2022	$1,110	$8.86	125,276
May 25, 2022	I	June 30, 2022	$18,414	$8.88	2,073,617
August 25, 2022	S	September 30, 2022	$8,769	$8.99	975,399
August 25, 2022	D	September 30, 2022	$1,132	$9.00	125,759
August 25, 2022	I	September 30, 2022	$33,853	$9.01	3,757,292
November 28, 2022	S	December 31, 2022	$31,047	$9.06	3,426,809
November 28, 2022	D	December 31, 2022	$5,098	$9.07	562,171
November 28, 2022	I	December 31, 2022	$74,691	$9.08	8,225,791
February 28, 2023	S	March 31, 2023	$21,643	$9.21	2,349,994
February 28, 2023	D	March 31, 2023	$3,453	$9.22	374,566
February 28, 2023	I	March 31, 2023	$68,023	$9.24	7,361,842
May 31, 2023	S	June 30, 2023	$16,367	$9.28	1,763,641
May 31, 2023	D	June 30, 2023	$13,809	$9.29	1,486,423
May 31, 2023	I	June 30, 2023	$46,072	$9.31	4,948,651
August 24, 2023	S	September 30, 2023	$14,790	$9.40	1,573,405
August 24, 2023	D	September 30, 2023	$12,978	$9.41	1,379,185
August 24, 2023	I	September 30, 2023	$76,140	$9.43	8,074,185
November 27, 2023	S	December 31, 2023	$22,998	$9.48	2,425,971
November 27, 2023	D	December 31, 2023	$3,817	$9.49	402,243
November 27, 2023	I	December 31, 2023	$87,172	$9.50	9,176,044
February 27, 2024	S	March 31, 2024	$33,826	$9.50	3,560,660
February 27, 2024	D	March 31, 2024	$26,354	$9.51	2,771,164
February 27, 2024	I	March 31, 2024	$81,994	$9.53	8,603,765
May 24, 2024	S	June 28, 2024	$50,529	$9.53	5,302,035
May 24, 2024	D	June 28, 2024	$3,558	$9.55	372,544
May 24, 2024	I	June 28, 2024	$97,737	$9.56	10,223,527
August 30, 2024	S	September 30, 2024	$46,534	$9.55	4,872,698
August 30, 2024	D	September 30, 2024	$2,153	$9.56	225,274
August 30, 2024	I	September 30, 2024	$102,943	$9.57	10,756,911
November 26, 2024	S	December 31, 2024	$54,850	$9.54	5,749,465
November 26, 2024	D	December 31, 2024	$8,863	$9.55	928,082
November 26, 2024	I	December 31, 2024	$129,643	$9.57	13,546,800
Senior Securities
Information about our senior securities is shown in the following table as of the end of the fiscal years ended December 31, 2024, 2023, 2022, 2021, and 2020.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)

Promissory Note(5)
December 31, 2024	$—	—	—	N/A
December 31, 2023	$—	—	—	N/A
December 31, 2022	$—	—	—	N/A
December 31, 2021	$—	—	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)

December 31, 2020	$10.0	2,226.8	—	N/A
SPV Asset Facility I
December 31, 2024	$300.0	$2,094.8	—	N/A
December 31, 2023	$475.0	$2,085.2	—	N/A
December 31, 2022	$440.4	$1,927.2	—	N/A
December 31, 2021	$301.3	$1,998.5	—	N/A
SPV Asset Facility II
December 31, 2024	$920.0	$2,094.8	—	N/A
December 31, 2023	$1,718.0	$2,085.2	—	N/A
December 31, 2022	$1,538.0	$1,927.2	—	N/A
December 31, 2021	$446.0	$1,998.5	—	N/A
SPV Asset Facility III
December 31, 2024	$971.9	$2,094.8	—	N/A
December 31, 2023	$522.0	$2,085.2	—	N/A
December 31, 2022	$555.0	$1,927.2	—	N/A
SPV Asset Facility IV
December 31, 2024	$355.0	$2,094.8	—	N/A
December 31, 2023	$250.0	$2,085.2	—	N/A
December 31, 2022	$465.0	$1,927.2	—	N/A
SPV Asset Facility V
December 31, 2024	$250.0	$2,094.8	—	N/A
December 31, 2023	$200.0	$2,085.2	—	N/A
SPV Asset Facility VI
December 31, 2024	$350.0	$2,094.8	—	N/A
December 31, 2023	$160.0	$2,085.2	—	N/A
SPV Asset Facility VII
December 31, 2024	$165.9	$2,094.8	—	N/A
SPV Asset Facility VIII
December 31, 2024	$200.0	$2,094.8	—	N/A
CLO VIII
December 31, 2024	$290.0	$2,094.8	—	N/A
December 31, 2023	$290.0	$2,085.2	—	N/A
December 31, 2022	$290.0	$1,927.2	—	N/A
CLO XI
December 31, 2024	$260.0	$2,094.8	—	N/A
December 31, 2023	$260.0	$2,085.2	—	N/A
CLO XII
December 31, 2024	$260.0	$2,094.8	—	N/A
December 31, 2023	$260.0	$2,085.2	—	N/A
CLO XV
December 31, 2024	$312.0	$2,094.8	—	N/A
CLO XVI
December 31, 2024	$420.0	$2,094.8	—	N/A
CLO XVII
December 31, 2024	$325.0	$2,094.8	—	N/A
CLO XVIII
December 31, 2024	$260.0	$2,094.8	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)

CLO XIX
December 31, 2024	$260.0	$2,094.8	—	N/A
Revolving Credit Facility
December 31, 2024	$1,335.0	$2,094.8	—	N/A
December 31, 2023	$628.1	$2,085.2	—	N/A
December 31, 2022	$302.3	$1,927.2	—	N/A
December 31, 2021	$451.2	$1,998.5	—	N/A
September 2026 Notes
December 31, 2024	$350.0	$2,094.8	—	N/A
December 31, 2023	$350.0	$2,085.2	—	N/A
December 31, 2022	$350.0	$1,927.2	—	N/A
December 31, 2021	$350.0	$1,998.5	—	N/A
February 2027 Notes
December 31, 2024	$500.0	$2,094.8	—	N/A
December 31, 2023	$500.0	$2,085.2	—	N/A
December 31, 2022	$500.0	$1,927.2	—	N/A
September 2027 Notes
December 31, 2024	$600.0	$2,094.8	—	N/A
December 31, 2023	$600.0	$2,085.2	—	N/A
December 31, 2022	$600.0	$1,927.2	—	N/A
AUD 2027 Notes
December 31, 2024	$295.5	$2,094.8	—	N/A
June 2028 Notes
December 31, 2024	$650.0	$2,094.8	—	N/A
December 31, 2023	$650.0	$2,085.2	—	N/A
March 2025 Notes
December 31, 2024	$500.0	$2,094.8	—	N/A
December 31, 2023	$500.0	$2,085.2	—	N/A
December 31, 2022	$500.0	$1,927.2	—	N/A
January 2029 Notes
December 31, 2024	$550.0	$2,094.8	—	N/A
December 31, 2023	$550.0	$2,085.2	—	N/A
September 2029 Notes
December 31, 2024	$500.0	$2,094.8	—	N/A
March 2030 Notes
December 31, 2024	$1,000.0	$2,094.8	—	N/A
March 2031 Notes
December 31, 2024	$750.0	$2,094.8	—	N/A

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

We are managed by our Adviser. Our Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform (“Credit”), which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. Our Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the overall supervision of our Board, our Adviser manages our day-to-day operations, and provides investment advisory and management services, to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. Our Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.
We have received an exemptive order that permits us to offer multiple classes of shares of common stock and to impose varying sales loads, asset-based servicing and/or distribution fees and early withdrawal fees. On November 12, 2020, we commenced our initial public offering pursuant to which we offered, on a continuous basis, $2,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock, and we sold 700,000 shares pursuant to the subscription agreement with an entity affiliated with the Adviser and met the minimum offering requirement for our continuous public offering. The purchase price of these shares sold in the private placement was $10.00 per share. On February 14, 2022, we commenced our follow-on offering, on a continuous basis, pursuant to which we are currently offering of up to $13,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. On December 6, 2024, we commenced our current offering pursuant to which we are offering up to $10,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock.The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager”). The Dealer Manager is entitled to receive upfront selling commissions of up to 3.50% of the offering price of each Class S share sold in the offering and 1.50% of the offering price of each Class D share sold. Class I shares are not subject to upfront selling commissions. Any upfront selling commissions for the Class S shares and Class D shares sold in the offering will be deducted from the purchase price. Class S, Class D and Class I shares were offered at initial purchase prices per shares of $10.35, $10.15 and $10.00, respectively. Currently, the purchase price per share for each class of common stock varies, but will not be sold at a price below our net asset value per share of such class, as determined in accordance with our share pricing policy, plus applicable upfront selling commissions. We also engage in private placements of our common stock.
Since meeting the minimum offering requirement and commencing our continuous public offering through December 31, 2024, we have issued 520,156,108 shares of Class S common stock, 89,982,237 shares of Class D common stock, and 948,384,959 shares of Class I common stock for gross proceeds, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, of $4.91 billion, $0.84 billion, and $8.89 billion, respectively, including $1,000 of seed capital contributed by our Adviser in September 2020, approximately $25.0 million in gross proceeds raised from an entity affiliated with the Adviser, and 63,906,381 shares of our Class I common stock issued in a private placement issued to feeder vehicles primarily created to hold our Class I shares for gross proceeds of approximately $0.60 billion. The Adviser, the entity affiliated with the Adviser, and their permitted assignees may not engage in any transaction that would result in the effective economic disposition of the Class I shares.

Our Adviser also serves as investment adviser to Blue Owl Capital Corporation and Blue Owl Capital Corporation II.
Blue Owl consists of three product platforms: (1) Credit, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms and (3) Real Assets, which primarily focuses on the strategies of net lease real estate and real estate credit. The direct lending strategy of Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OTCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which also are registered investment advisers. As of December 31, 2024, the Adviser and its affiliates had $135.71 billion of assets under management across Blue Owl’s Credit platform.
The management of our investment portfolio is the responsibility of the Adviser and the Diversified Lending Investment Committee. The Investment Team is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s direct lending investment committees. Blue Owl’s four direct lending investment committees focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s direct lending investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Patrick Linnemann, Meenal Mehta and Logan Nicholson. We consider the individuals on the Diversified Lending Investment Committee to be our portfolio managers. The Investment Team, under the Diversified Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis.
The Diversified Lending Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Diversified Lending Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be bought and sold), structures financings and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Diversified Lending Investment Committee. Follow-on investments in existing portfolio companies may require the Diversified Lending Investment Committee's approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Diversified Lending Investment Committee. The compensation packages of Diversified Lending Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
In addition, we and the Adviser have entered into a dealer manager agreement with Blue Owl Securities and certain participating broker dealers to solicit capital.
We may be prohibited under the Investment Company Act of 1940, as amended (the “1940 Act”) from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (as amended, the “Order”) that has been granted to our Adviser and certain of its affiliates, on which we are permitted to rely, by the SEC that permits us to co-invest with other funds managed by our Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser, the other affiliated funds that are participating in the investment or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, the Order permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds when such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the BDCs, funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that avail themselves of exemptive relief.

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

Our Investment Framework

Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and make debt and equity investments in, U.S. middle-market companies and is intended to generate favorable returns across credit cycles with an emphasis on preserving capital. Since our Adviser and its affiliates began investment activities in April 2016 through December 31, 2024, our Adviser and its affiliates have originated $142.00 billion aggregate principal amount of investments, of which $138.04 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle-market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. Except for our specialty financing portfolio investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder. We intend, under normal circumstances, to invest directly, or indirectly through our investments in OCIC SLF LLC (f/k/a Blue Owl Credit Income Senior Loan Fund) (“OCIC SLF”) and Blue Owl Credit SLF LLC (“Credit SLF”) or any similarly situated companies, at least 80% of the value of our total assets in credit investments. We define “credit” to mean debt investments made in exchange for regular interest payments.

We define “middle-market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $10 million and $250 million annually and/or annual revenue of $50 million to $2.50 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets.We generally seek to invest in upper middle-market companies with a loan-to-value ratio (the amount of outstanding debt as a percentage of the value of the company) of 50% or below.

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

We target portfolio companies where we can structure larger transactions that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio). As of December 31, 2024, our average investment size in each of our portfolio companies was approximately $77.8 million based on fair value. As of December 31, 2024, excluding the investment in OCIC SLF, Credit SLF and certain investments that fall outside our typical borrower profile, our portfolio companies representing 93.3% of our total debt portfolio based on fair value, had weighted average annual revenue of $1.09 billion, weighted average annual EBITDA of $263.0 million, an average interest coverage of 1.9x and an average net loan-to-value of 38.6%.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of December 31, 2024, 98.3% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

Our investment portfolio consists primarily of floating rate loans, and our credit facilities bear interest at floating rates. Macro trends in base interest rates like SOFR and any other alternative reference rates may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends. Generally, because our portfolio consists primarily of floating rate loans, we expect our earnings to benefit from a prolonged higher rate environment.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of December 31, 2024, the amount of Expense Support payments provided by our Adviser since inception is $9.4 million.

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

Limited Availability of Capital for Middle Market Companies. The middle-market is a large addressable market. According to GE Capital’s National Center for the Middle Market Year-End 2024 Middle Market Indicator, there are approximately 200,000 U.S. middle-market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle-market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle-market companies as those between $10 million and $1.00 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle-market companies. We believe U.S. middle-market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that regulatory and structural factors, industry consolidation and general risk aversion, limit the amount of traditional financing available to U.S. middle-market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there are a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.

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

Secular Trends Supporting Growth for Private Credit. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by uncertainty regarding inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public loan markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.60 trillion as of December 31, 2024, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

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

Portfolio and Investment Activity

As of December 31, 2024, based on fair value, our portfolio consisted of 89.7% first lien senior secured debt investments (of which 38.5% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 2.9% second-lien senior secured debt investments, 1.7% unsecured debt investments, 1.2% joint ventures, 1.4% preferred equity investments, and 3.1% common equity investments.

As of December 31, 2024, our weighted average total yield of the portfolio at fair value and amortized cost was 9.9% and 9.9%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 10.0% and 10.0%, respectively. Refer to our weighted average yields and interest rates table for more information on our calculation of weighted average yields. As of December 31, 2024, the weighted average spread of total debt investments was 5.3%.

As of December 31, 2024 we had investments in 339 portfolio companies with an aggregate fair value of $26.38 billion. As of December 31, 2024, we had net leverage of 0.82x debt-to-equity and we target net leverage of 0.90x-1.25x debt-to-equity.

The current lending environment is challenging as the broadly syndicated loan markets have remained active while merger and acquisition activity remains below historical levels; however, our platform continues to find attractive investment opportunities for deployment, predominantly in first lien originations. In addition, a large portion of our originations across the platform this quarter were deployed into existing borrowers as part of add-on transactions.

The credit quality of our portfolio has been consistent. We continue to focus on investing in recession resistant industries that we are familiar with, including service-oriented sectors such as software, insurance, food and beverage and healthcare, all of which serve diversified and durable end markets. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers have a weighted average EBITDA of $263.0 million and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl’s direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1.00 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection. The average hold size of Blue Owl’s direct lending strategy’s new investments has also increased to approximately $350.0 million (from approximately $200.0 million in 2021) and average total new deal size has increased to approximately $1.00 billion (from approximately $600.0 million in 2021).

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
We also continue to invest in OCIC SLF, Credit SLF and in specialty financing portfolio companies, including Fifth Season Investments LLC (“Fifth Season”), LSI Financing DAC 1 (“LSI Financing DAC”), LSI Financing LLC (“LSI Financing LLC”), and AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”). In the future we may invest through additional specialty finance portfolio companies, joint ventures, partnerships or other special purpose vehicles. See “Specialty Financing Portfolio Companies” and “Joint Ventures.” These companies may use our capital to support acquisitions which could continue to lead to increased dividend income supported by well-diversified underlying portfolios.

Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated):

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
New investment commitments
Gross originations	$23,117,640	$7,701,770	$9,513,338
Less: Sell downs	(148,413)	(1,014,542)	(229,705)
Total new investment commitments	$22,969,227	$6,687,228	$9,283,633
Principal amount of investments funded:
First-lien senior secured debt investments	$18,782,252	$6,263,963	$6,048,146
Second-lien senior secured debt investments	188,726	52,400	707,243
Unsecured debt investments	169,117	—	213,068
Joint ventures	57,639	119,656	—
Preferred equity investments	1,858	152,284	340,291
Common equity investments	513,475	98,925	324,213
Total principal amount of investments funded	$19,713,067	$6,687,228	$7,632,961
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(9,244,125)	$(1,152,682)	$(751,277)
Second-lien senior secured debt investments	(566,746)	(60,539)	—
Unsecured debt investments	—	(3)	(142)
Joint ventures	—	—	—
Preferred equity investments	(251,752)	(16,735)	(305)
Common equity investments	(73,487)	(195)	(7,350)
Total principal amount of investments sold or repaid	$(10,136,110)	$(1,230,154)	$(759,074)
Number of new investment commitments in new portfolio companies(1)	114	86	126
Average new investment commitment amount in new portfolio companies	87,928	48,668	52,481

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Weighted average term for new investment commitments (in years)	6.1	5.5	5.5
Percentage of new debt investment commitments at floating rates	100.0%	97.9%	99.2%
Percentage of new debt investment commitments at fixed rates	—%	2.1%	0.8%
Weighted average interest rate of new debt investment commitments(2)(3)(4)	9.4%	11.1%	10.3%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	4.7%	5.8%	5.8%

(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)For the year ended December 31, 2024, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.31% as of December 31, 2024.
(3)For the year ended December 31, 2023, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.40% as of December 31, 2023.
(4)For the year ended December 31, 2022, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.59% as of December 31, 2022.

Investments at fair value and amortized cost consisted of the below as of the following periods:

	December 31, 2024			December 31, 2023
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$23,703,828	$23,665,142	(5)	$13,742,305	$13,788,717	(6)
Second-lien senior secured debt investments	802,519	767,392		1,199,591	1,184,755
Unsecured debt investments	447,930	440,633		242,352	244,661
Preferred equity investments(2)	367,924	364,672		709,751	721,545
Common equity investments(3)	742,386	825,152		416,011	448,974
Joint ventures(4)	319,078	315,903		261,433	273,441
Total Investments	$26,383,665	$26,378,894		$16,571,443	$16,662,093

(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investments in LSI Financing DAC.
(3)Includes equity investments in Amergin AssetCo, Fifth Season and LSI Financing LLC.
(4)Includes equity investments in OCIC SLF and Credit SLF.
(5)38.5% of which we consider unitranche loans.
(6)44.6% of which we consider unitranche loans.

The table below describes investments by industry composition based on fair value as of the following periods:

	December 31, 2024	December 31, 2023
Advertising and media	1.8%	1.9%
Aerospace and defense	0.8	0.5
Asset based lending and fund finance(1)	1.1	1.7
Automotive services(2)	0.7	0.7
Automotive aftermarket(2)	0.1	0.2
Buildings and real estate	2.6	3.6
Business services	6.0	5.5
Chemicals	2.9	1.6
Consumer products	1.5	2.0
Containers and packaging	2.4	3.2
Distribution	2.3	3.0
Education	0.9	0.8
Energy equipment and services	0.3	—
Financial services	5.1	3.1
Food and beverage	6.3	5.7

	December 31, 2024	December 31, 2023
Healthcare equipment and services	6.0	4.8
Healthcare providers and services	12.0	14.8
Healthcare technology	5.7	4.3
Household products	1.3	1.9
Human resource support services	0.8	1.0
Infrastructure and environmental services	1.5	1.6
Insurance(3)	9.4	9.7
Internet software and services	11.6	12.8
Joint ventures(4)	1.2	1.6
Leisure and entertainment	3.0	0.8
Manufacturing	3.5	5.0
Pharmaceuticals(5)	1.1	0.5
Professional services	4.6	4.4
Specialty retail	1.8	1.9
Telecommunications	1.1	0.4
Transportation	0.6	1.0
Total	100.0%	100.0%

(1)Includes investment in Amergin AssetCo.
(2)This was disclosed as “Automotive” as of December 31, 2023.
(3)Includes equity investment in Fifth Season.
(4)Includes equity investments in OCIC SLF and Credit SLF.
(5)Includes equity investments in LSI Financing DAC and LSI Financing LLC.

The table below describes investments by geographic composition based on fair value as of the following periods:

	December 31, 2024	December 31, 2023
United States:
Midwest	20.6%	23.3%
Northeast	20.1	17.7
South	32.7	31.3
West	16.2	18.5
International	10.4	9.2
Total	100.0%	100.0%

The table below describes the weighted average yields and interest rates of our investments based on fair value as of the following periods:

	December 31, 2024	December 31, 2023
Weighted average total yield of portfolio(1)	9.9%	11.4%
Weighted average total yield of debt and income producing securities(1)	10.0%	11.6%
Weighted average interest rate of debt securities	9.7%	11.2%
Weighted average spread over base rate of all floating rate investments	5.2%	5.9%

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

An investment will be placed on the Adviser’s credit watch list when select events occur and will only be removed from the watch list with oversight of the Diversified Lending Investment Committee and/or other agents of Blue Owl’s Credit platform. Once an investment is on the credit watch list, the Adviser works with the borrower to resolve any financial stress through amendments, waivers or other alternatives. If a borrower defaults on its payment obligations, the Adviser’s focus shifts to capital recovery. If an investment needs to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee.

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
The following table shows the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	December 31, 2024		December 31, 2023
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$1,507,477	5.7%	$942,463	5.7%
2	23,692,115	89.8	15,378,993	92.2
3	1,147,787	4.4	329,859	2.0
4	—	—	—	—
5	31,515	0.1	10,778	0.1
Total	$26,378,894	100.0%	$16,662,093	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of the following periods:

	December 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$24,911,661	99.8%	$15,172,755	99.9%
Non-accrual	42,616	0.2	11,493	0.1
Total	$24,954,277	100.0%	$15,184,248	100.0%

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

Specialty Financing Portfolio Companies

Amergin

Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of December 31, 2024, our commitment to Amergin AssetCo is $229.6 million, of which $138.9 million is equity and $90.7 million is debt. We do not consolidate our equity interest in Amergin AssetCo.

Fifth Season Investments LLC

Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity commitment to Fifth Season. As of December 31, 2024, the fair value of our investment in Fifth Season was $223.3 million. We do not consolidate our equity interest in Fifth Season.

LSI Financing 1 DAC

LSI Financing 1 DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial equity commitment to LSI Financing DAC. As of December 31, 2024, the fair value of our investment in LSI Financing DAC was $4.8 million and our total commitment was $4.8 million.

LSI Financing LLC

LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. On December 14, 2022, the Company made an initial equity commitment to LSI Financing LLC. As of December 31, 2024, the Company’s investment at fair value in LSI Financing LLC is $293.8 million and the Company’s total commitment was $294.4 million. The Company does not consolidate its equity interest in LSI Financing LLC.
Joint Ventures
OCIC SLF LLC

OCIC SLF LLC (f/k/a Blue Owl Credit Income Senior Loan Fund LLC) (“OCIC SLF”), a Delaware limited liability company, was formed as a wholly-owned subsidiary of the Company and commenced operations on February 14, 2022. On November 2, 2022, the Company and State Teachers Retirement System of Ohio (“OSTRS” and together with the Company, the “Members” and each, a “Member”) entered into an Amended and Restated Limited Liability Company Agreement to co-manage OCIC SLF as a joint-venture. OCIC SLF’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. The Company and OSTRS have agreed to contribute $437.5 million and $62.5 million, respectively, to OCIC SLF. The Company and OSTRS have 87.5% and 12.5% economic ownership, respectively, in OCIC SLF. Except under certain circumstances, contributions to OCIC SLF cannot be redeemed. OCIC SLF is managed by a board consisting of an equal number of representatives appointed by each Member and which acts unanimously. Investment decisions must be approved unanimously by an investment committee consisting of an equal number of representative appointed by each Member. We do not consolidate our non-controlling interest in OCIC SLF.
Refer to Exhibit 99.2 for the OCIC SLF’s Supplemental Financial Information.
Blue Owl Credit SLF LLC
On May 6, 2024, Blue Owl Credit SLF LLC (“Credit SLF”), a Delaware limited liability company, was formed as a joint venture. We, along with, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Technology Finance Corp., Blue Owl Technology Finance Corp. II, Blue Owl Technology Income Corp., and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”) co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. Our investment in Credit SLF is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our non-controlling interest in Credit SLF.

Refer to Exhibit 99.3 for the Credit SLF's Supplemental Financial Information.
Results of Operations

The following table represents the operating results for the following periods:

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Total Investment Income	$2,565,001	$1,549,939	$670,185
Less: Operating Expenses	1,201,126	728,532	323,230
Net Investment Income (Loss) Before Taxes	1,363,875	821,407	346,955
Less: Income taxes, including excise taxes	8,998	2,283	104
Net Investment Income (Loss) After Taxes	1,354,877	819,124	346,851
Net change in unrealized gain (loss)	(69,591)	196,202	(116,185)
Net realized gain (loss)	(18,566)	(9,459)	(12,377)
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,266,720	$1,005,867	$218,289
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the years ended December 31, 2024 and 2022, our net asset value per share increased, primarily driven by earnings in excess of dividends paid. For the year ended December 31, 2023, our net asset value per share increased, primarily driven by market spreads tightening.

Investment Income

The following table represents investment income for the following periods:

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Investment income
Interest income	$2,263,620	$1,348,790	$579,296
PIK interest income	120,121	72,208	34,789
Dividend income	95,739	46,422	4,127
PIK dividend income	54,205	68,105	36,435
Other income	31,316	14,414	15,538
Total Investment Income	$2,565,001	$1,549,939	$670,185

For the Years ended December 31, 2024 and 2023

Investment income increased to $2.57 billion for the year ended December 31, 2024 from $1.55 billion for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $15.31 billion as of December 31, 2023 to $25.18 billion as of December 31, 2024. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Income generated from these fees was $110.0 million for the year ended December 31, 2024 and $15.3 million for the year ended December 31, 2023. For the year ended December 31, 2024, PIK interest and PIK dividend income earned was $120.1 million and $54.2 million, respectively. PIK interest and PIK dividend income represented approximately 4.7% and 2.1% of total investment income for the year ended December 31, 2024, respectively. For the year ended December 31, 2023, PIK interest and PIK dividend income earned was $72.2 million and $68.1 million, respectively. PIK interest and PIK dividend income represented approximately 4.7% and 4.4% of total investment income for the year ended December 31, 2023, respectively. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing or as a result of episodic amendments made to the terms of our existing debt investments. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

For the Years ended December 31, 2023 and 2022

Investment income increased to $1.55 billion for the year ended December 31, 2023 from $670.2 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $10.08 billion as of December 31, 2022 to $15.31 billion as of December 31, 2023. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Income generated from these fees was $15.3 million for the year ended December 31, 2023 and $1.0 million for the year ended December 31, 2022. For the year ended December 31, 2023, PIK interest and PIK dividend income earned was $72.2 million and $68.1 million, respectively. PIK interest and PIK dividend income represented approximately 4.7% and 4.4% of total investment income for the year ended December 31, 2023, respectively. For the year ended December 31, 2022, PIK interest and PIK dividend income earned was $34.8 million and $36.4 million, respectively. PIK interest and PIK dividend income represented approximately 5.2% and 5.4% of total investment income for the year ended December 31, 2022, respectively. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

Expenses

The following table represents expenses for the following periods:

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Offering costs	$4,062	$3,295	$3,661
Interest expense	800,964	472,833	200,318
Management fees	141,691	81,839	42,610
Performance based incentive fees	184,617	125,961	48,926
Professional fees	19,930	14,239	9,297
Directors’ fees	1,286	1,305	1,099
Shareholder servicing fees	36,324	21,574	12,445
Other general and administrative	12,252	7,486	4,874
Total operating expenses	1,201,126	728,532	323,230
Expense Support	—	—	(6,775)
Recoupment of Expense Support	—	—	6,775
Net operating expenses	$1,201,126	$728,532	$323,230

For the Years Ended December 31, 2024 and 2023

Total operating expenses increased to $1.20 billion for the year ended December 31, 2024 from $0.73 billion for the same period prior year primarily due to increases in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in the net asset value of the fund. The increase in incentive fees was due to higher pre-incentive fee net investment income earned during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in interest expense was driven by an increase in average daily borrowings to $10.08 billion from $6.46 billion period over period, as well as an increase in the average interest rate to 7.4% from 7.0% period over period. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

For the Years Ended December 31, 2023 and 2022

Total net operating expenses increased to $0.73 billion for the year ended December 31, 2023 from $0.32 billion for the same period prior year primarily due to increases in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in the net asset value of the fund. The increase in incentive fees was due to higher pre-incentive fee net investment income and unrealized gains in the portfolio that occurred between December 31, 2023 and December 31, 2022. The increase in interest expense was driven by an increase in average daily borrowings to $6.46 billion from $3.88 billion period over period, as well as an increase in the average interest rate to 7.0% from 4.8% period over period. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

Selected Financial Data

The following table below sets forth our selected consolidated historical financial data for the years ended December 31, 2024, 2023, and 2022. The selected consolidated historical financial data has been derived from our audited consolidated financial statements, which is included elsewhere in this Form 10-K.

The selected consolidated financial information and other data presented below should be read in conjunction with our consolidated financial statements and notes thereto which are included elsewhere in this Form 10-K.

	For the Years Ended December 31,
($ in thousands, except per share amounts)	2024	2023	2022
Consolidated Statements of Operations Data
Income
Total investment income	$2,565,001	$1,549,939	$670,185
Expenses
Total operating expenses	1,201,126	728,532	323,230
Expense support	—	—	(6,775)
Recoupment of expense support	—	—	6,775
Net operating expenses	1,201,126	728,532	323,230
Net investment income (loss) before income taxes	$1,363,875	$821,407	$346,955
Income tax, including excise tax expense	8,998	2,283	104
Net investment income (loss) after income taxes	$1,354,877	$819,124	$346,851
Total net realized and unrealized gain (loss) on investments	$(88,157)	$186,743	$(128,562)
Net increase (decrease) in net assets resulting from operations	$1,266,720	$1,005,867	$218,289
Net increase (decrease) in net assets resulting from operations - Class S common stock	$411,996	$328,005	$67,729
Net increase (decrease) in net assets resulting from operations - Class D common stock	$46,909	$82,555	$18,672
Net increase (decrease) in net assets resulting from operations - Class I common stock	$807,815	$595,307	$131,888
Earnings per share - basic and diluted of Class S common stock	$0.95	$1.29	$0.45
Earnings per share - basic and diluted of Class D common stock	$1.01	$1.35	$0.49
Earnings per share - basic and diluted of Class I common stock	$1.03	$1.37	$0.55

	For the Years Ended December 31,
($ in thousands, except per share amounts)	2024	2023	2022
Consolidated Balance Sheet Data
Investments at fair value	$26,378,894	$16,662,093	$10,707,584
Cash	1,006,483	415,384	225,247
Total assets	28,063,881	17,256,482	11,036,362
Total debt (net of unamortized debt issuance costs)	12,681,822	7,827,973	5,477,411
Total liabilities	13,542,279	8,363,936	5,786,609
Total net assets	14,521,602	8,892,546	5,249,753
Net asset value per Class S share	$9.54	$9.48	$9.06
Net asset value per Class D share	$9.55	$9.49	$9.07
Net asset value per Class I share	$9.57	$9.50	$9.08
Other Data:
Number of portfolio companies at year end	339	280	206
Distributions Declared Per Share(1)	$0.97	$0.95	$0.72
Total return based on net asset value(2)	11.1%	13.2%	4.8%
Weighted average total yield of portfolio at fair value	9.9%	11.4%	10.6%
Weighted average total yield of portfolio at amortized cost	9.9%	11.5%	10.5%
Weighted average yield of debt and income producing securities at fair value	10.0%	11.6%	10.9%
Weighted average yield of debt and income producing securities at amortized cost	10.0%	11.6%	10.7%
Fair value of debt investments as a percentage of principal	98.9%	98.6%	97.4%

(1)Distributions per share are gross of shareholder servicing fees.
(2)Total return is not annualized. An investment in Class S or Class D shares is subject to Upfront Sales Load. The maximum Upfront Sales Load is 3.50% of the amount invested for Class S shares and 1.50% of the amount invested for Class D shares. There is no upfront Sales Load on the amount invested in the Class I shares. Cumulative total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses. Total return is calculated as the change in net asset value (“NAV”) per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company's dividend reinvestment plan), if any, dividend by the beginning NAV per share (which for the purposes of this calculation is equal to the net offering price in effect at that time).

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended,
($ in thousands, except per share amounts)	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Investment income	$528,157	$626,043	$674,872	$735,929
Net operating expenses	253,232	279,762	315,243	352,889
Net investment income (loss)	274,925	346,281	359,629	383,040
Excise tax	(799)	(2,464)	(2,217)	(3,518)
Net realized and unrealized gains (losses)	(1,756)	(25,427)	(25,892)	(35,082)
Net increase (decrease) in net assets resulting from operations	$272,370	$318,390	$331,520	$344,440
Net asset value per Class S share as of the end of the quarter	$9.50	$9.53	$9.55	$9.54
Net asset value per Class D share as of the end of the quarter	$9.51	$9.55	$9.56	$9.55
Net asset value per Class I share as of the end of the quarter	$9.53	$9.56	$9.57	$9.57
Earnings (losses) per share - basic and diluted of Class S common stock	$0.25	$0.25	$0.23	$0.22
Earnings (losses) per share - basic and diluted of Class D common stock	$0.27	$0.27	$0.25	$0.22
Earnings (losses) per share - basic and diluted of Class I common stock	$0.27	$0.27	$0.25	$0.24

	For the Three Months Ended,
($ in thousands, except per share amounts)	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Investment income	$305,412	$364,195	$408,781	$471,551
Net operating expenses	139,742	171,195	193,155	224,440
Net investment income (loss)	165,670	193,000	215,626	247,111
Excise tax	(95)	(1,407)	(1,027)	246
Net realized and unrealized gains (losses)	59,458	11,562	50,810	64,913
Net increase (decrease) in net assets resulting from operations	$225,033	$203,155	$265,409	$312,270
Net asset value per Class S share as of the end of the quarter	$9.21	$9.28	$9.40	$9.48
Net asset value per Class D share as of the end of the quarter	$9.22	$9.29	$9.41	$9.49
Net asset value per Class I share as of the end of the quarter	$9.24	$9.31	$9.43	$9.50
Earnings (losses) per share - basic and diluted of Class S common stock	$0.36	$0.29	$0.34	$0.30
Earnings (losses) per share - basic and diluted of Class D common stock	$0.36	$0.29	$0.34	$0.36
Earnings (losses) per share - basic and diluted of Class I common stock	$0.36	$0.29	$0.31	$0.41

	For the Three Months Ended,
($ in thousands, except per share amounts)	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Investment income	$70,145	$128,921	$205,219	$265,900
Net operating expenses	27,554	59,848	99,202	136,626
Net investment income (loss)	42,591	69,073	106,017	129,274
Excise tax	—	—	(4)	(100)
Net realized and unrealized gains (losses)	(23,020)	(168,799)	46,858	16,399
Net increase (decrease) in net assets resulting from operations	$19,571	$(99,726)	$152,871	$145,573
Net asset value per Class S share as of the end of the quarter	$9.24	$8.84	$8.99	$9.06
Net asset value per Class D share as of the end of the quarter	$9.25	$8.86	$9.00	$9.07
Net asset value per Class I share as of the end of the quarter	$9.26	$8.88	$9.01	$9.08
Earnings (losses) per share - basic and diluted of Class S common stock	$0.07	$(0.26)	$0.30	$0.34
Earnings (losses) per share - basic and diluted of Class D common stock	$0.08	$(0.25)	$0.31	$0.35
Earnings (losses) per share - basic and diluted of Class I common stock	$0.08	$(0.25)	$0.31	$0.41

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

For the years ended December 31, 2024, 2023 and 2022 we recorded U.S. federal excise tax of $9.0 million, $2.3 million and $0.1 million, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the year ended December 31, 2024, we recorded a net tax benefit of approximately $3 thousand for taxable subsidiaries. For the year ended December 31, 2023, we recorded a net tax benefit of approximately $5 thousand for taxable subsidiaries. We did not record a net tax benefit for taxable subsidiaries as of December 31, 2022.

We recorded a net deferred tax asset of $915 thousand as of December 31, 2024 and net deferred tax liability of $2 thousand as of December 31, 2023 for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests. We did not record a net deferred tax asset (liability) for tax subsidiaries as of December 31, 2022.

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

Net Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The below table represents the net unrealized gains (losses) on our investment portfolio for the following periods:

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(84,649)	$175,829	$(113,557)
Non-controlled, affiliated investments	(6,093)	6,084	(49)
Controlled, affiliated investments	20,728	13,404	(1,384)
Translation of assets and liabilities in foreign currencies	1,339	892	(1,195)
Income tax (provision) benefit	(916)	(7)	—
Net change in unrealized gain (loss)	$(69,591)	$196,202	(116,185)
For the year ended December 31, 2024, the net unrealized loss was primarily driven by market conditions as compared to December 31, 2023. As of December 31, 2024, the fair value of our debt investments as a percentage of principal was 98.9%, as compared to 98.6% as of December 31, 2023.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the year ended December 31, 2024 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Physician Partners, LLC	$(42.0)
Fifth Season Investments LLC(2)	20.9
EOS Finco S.A.R.L	(16.1)
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(1)	(15.2)
Barracuda Networks, Inc.	(14.1)
Notorious Topco, LLC (dba Beauty Industry Group)	(11.3)
PetVet Care Centers, LLC	(10.1)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(1)	9.6
Ivanti Software, Inc.	(8.3)
KPSKY Acquisition, Inc. (dba BluSky)	(8.0)
Remaining portfolio companies	24.6
Total	$(70.0)

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

The ten largest contributors to the change in net unrealized gain (loss) on investments during the year ended December 31, 2023 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Asurion, LLC	$28.0
Notorious Topco, LLC (dba Beauty Industry Group)	(14.5)
Blue Owl Credit Income Senior Loan Fund, LLC (f/k/a ORCIC Senior Loan Fund, LLC)(1)	13.4
Athenahealth Group Inc.	10.0
Dealer Tire, LLC	7.7
CD&R Value Building Partners I, L.P. (dba Belron)	7.0
Cloud Software Group, Inc.	6.3
LSI Financing 1 Designated Activity Company(2)	6.1
CoreLogic Inc.	5.8

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Rhea Parent, Inc.	5.4
Remaining portfolio companies	120.1
Total	$195.3

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

The ten largest contributors to the change in net unrealized gain (loss) on investments during the year ended December 31, 2022 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Asurion, LLC	$(31.5)
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	12.7
Athenahealth Group Inc.	(11.7)
Help/Systems Holdings, Inc.	(8.5)
Dealer Tire, LLC	(7.2)
CoreLogic Inc.	(6.3)
Ivanti Software, Inc.	(4.7)
Packers Holdings, LLC	(4.3)
Walker Edison Furniture Company LLC	(4.2)
Delta TopCo, Inc. (dba Infoblox, Inc.)	(3.5)
Remaining portfolio companies	(47.0)
Total	$(116.2)
Net Realized Gains (Losses)

The table below represents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Net realized gain (loss):
Non-controlled, non-affiliated investments	$(31,861)	$(8,940)	$(12,748)
Non-controlled, affiliated investments	10,864	—	—
Translation of assets and liabilities in foreign currencies	2,431	(519)	371
Net realized gain (loss)	$(18,566)	$(9,459)	$(12,377)
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
As of December 31, 2024 and December 31, 2023, our asset coverage ratios were 209% and 209%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of December 31, 2024, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2024 we had $2.18 billion available under our credit facilities.
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
As of December 31, 2024, we had $1.01 billion in cash. During the year ended December 31, 2024, we used $8.84 billion in cash for operating activities, primarily as a result of funding portfolio investments of $15.01 billion, partially offset by sales and repayments of portfolio investments of $5.52 billion and other operating activities of $0.65 billion. Lastly, cash provided by financing activities was $9.43 billion during the period, which was the result of proceeds from net borrowings on our credit facilities, net of debt issuance costs, of $4.94 billion, and proceeds from the issuance of shares of $5.70 billion, partially offset by $0.64 billion of distributions paid and share repurchases of $0.56 billion.

Net Assets

Share Issuances

We have the authority to issue 4,500,000,000 common shares at $0.01 per share par value, 1,500,000,000 of which are classified as Class S common shares, 1,000,000,000 of which are classified as Class D common shares, and 2,000,000,000 of which are classified as Class I common shares. Pursuant to our initial public offering we offered $2,500,000,000 in any combination of shares of Class S, Class D, and Class I common stock. On February 14, 2022, we commenced our follow-on offering, pursuant to which we offered, on a continuous basis, up to $13,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. Pursuant to our current offering we are offering $10,000,000,000 in any combination of shares of Class S, Class D and Class I common stock.

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
The below tables summarize transactions with respect to shares of our common stock during the following periods:

	For the Year Ended December 31, 2024
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	192,499,315	$1,850,506	13,982,522	$133,405	354,206,530	$3,383,193	560,688,367	$5,367,104
Shares/gross proceeds from the private placements	—	—	—	—	36,367,305	347,419	36,367,305	347,419
Share Transfers between classes(1)	(599,848)	(5,728)	(35,690,399)	(338,702)	36,251,348	344,430	(38,899)	—
Reinvestment of distributions	17,404,541	165,862	1,637,571	15,609	33,134,237	316,579	52,176,349	498,050
Repurchased shares	(19,484,858)	(185,739)	(4,297,064)	(40,928)	(43,131,003)	(412,317)	(66,912,925)	(638,984)
Total shares/gross proceeds	189,819,150	1,824,901	(24,367,370)	(230,616)	416,828,417	3,979,304	582,280,197	5,573,589
Sales load	—	(16,587)	—	(125)	—	—	—	(16,712)
Total shares/net proceeds	189,819,150	$1,808,314	(24,367,370)	$(230,741)	416,828,417	$3,979,304	582,280,197	$5,556,877

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

	For the Year Ended December 31, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	128,425,036	$1,204,984	27,584,220	$256,944	202,538,090	$1,886,382	358,547,346	$3,348,310
Shares/gross proceeds from the private placements	—	—	—	—	13,128,239	122,591	13,128,239	122,591
Share Transfers between classes(1)	(282,712)	(2,614)	—	—	281,797	2,614	(915)	—
Reinvestment of distributions	8,864,839	82,376	2,590,093	24,077	16,426,701	153,086	27,881,633	259,539
Repurchased shares	(8,113,011)	(75,799)	(3,642,417)	(34,058)	(29,560,722)	(277,409)	(41,316,150)	(387,266)
Total shares/gross proceeds	128,894,152	1,208,947	26,531,896	246,963	202,814,105	1,887,264	358,240,153	3,343,174
Sales load	—	(10,195)	—	(209)	—	—	—	(10,404)
Total shares/net proceeds	128,894,152	$1,198,752	26,531,896	$246,754	202,814,105	$1,887,264	358,240,153	$3,332,770

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

The changes to our offering price per share for the years ended December 31, 2024, 2023 and 2022 were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

January 1, 2022	$9.33	$0.33	$9.66
February 1, 2022	$9.33	$0.33	$9.66
March 1, 2022	$9.27	$0.32	$9.59
April 1, 2022	$9.24	$0.32	$9.56
May 1, 2022	$9.23	$0.32	$9.55
June 1, 2022	$9.02	$0.32	$9.34
July 1, 2022	$8.84	$0.31	$9.15
August 1, 2022	$9.02	$0.32	$9.34
September 1, 2022	$9.09	$0.32	$9.41
October 1, 2022	$8.99	$0.31	$9.30
November 1, 2022	$9.00	$0.32	$9.32
December 1, 2022	$9.05	$0.32	$9.37
January 1, 2023	$9.06	$0.32	$9.38
February 1, 2023	$9.24	$0.32	$9.56
March 1, 2023	$9.23	$0.32	$9.55
April 1, 2023	$9.21	$0.32	$9.53
May 1, 2023	$9.21	$0.32	$9.53
June 1, 2023	$9.18	$0.32	$9.50
July 1, 2023	$9.28	$0.32	$9.60
August 1, 2023	$9.33	$0.33	$9.66
September 1, 2023	$9.37	$0.33	$9.70
October 1, 2023	$9.40	$0.33	$9.73
November 1, 2023	$9.36	$0.33	$9.69

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

December 1, 2023	$9.42	$0.33	$9.75
January 1, 2024	$9.48	$0.33	$9.81
February 1, 2024	$9.49	$0.33	$9.82
March 1, 2024	$9.49	$0.33	$9.82
April 1, 2024	$9.50	$0.33	$9.83
May 1, 2024	$9.51	$0.33	$9.84
June 1, 2024	$9.57	$0.33	$9.90
July 1, 2024	$9.53	$0.33	$9.86
August 1, 2024	$9.55	$0.33	$9.88
September 1, 2024	$9.56	$0.33	$9.89
October 1, 2024	$9.55	$0.33	$9.88
November 1, 2024	$9.55	$0.33	$9.88
December 1, 2024	$9.55	$0.33	$9.88

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

January 1, 2022	$9.34	$0.14	$9.48
February 1, 2022	$9.33	$0.14	$9.47
March 1, 2022	$9.27	$0.14	$9.41
April 1, 2022	$9.25	$0.14	$9.39
May 1, 2022	$9.24	$0.14	$9.38
June 1, 2022	$9.04	$0.14	$9.18
July 1, 2022	$8.86	$0.13	$8.99
August 1, 2022	$9.04	$0.14	$9.18
September 1, 2022	$9.09	$0.14	$9.23
October 1, 2022	$9.00	$0.14	$9.14
November 1, 2022	$9.01	$0.14	$9.15
December 1, 2022	$9.05	$0.14	$9.19
January 1, 2023	$9.07	$0.14	$9.21
February 1, 2023	$9.25	$0.14	$9.39
March 1, 2023	$9.24	$0.14	$9.38
April 1, 2023	$9.22	$0.14	$9.36
May 1, 2023	$9.22	$0.14	$9.36
June 1, 2023	$9.19	$0.14	$9.33
July 1, 2023	$9.29	$0.14	$9.43
August 1, 2023	$9.34	$0.14	$9.48
September 1, 2023	$9.38	$0.14	$9.52
October 1, 2023	$9.41	$0.14	$9.55
November 1, 2023	$9.37	$0.14	$9.51
December 1, 2023	$9.43	$0.14	$9.57
January 1, 2024	$9.49	$0.14	$9.63
February 1, 2024	$9.50	$0.14	$9.64
March 1, 2024	$9.50	$0.14	$9.64
April 1, 2024	$9.51	$0.14	$9.65
May 1, 2024	$9.52	$0.14	$9.66

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

June 1, 2024	$9.58	$0.14	$9.72
July 1, 2024	$9.55	$0.14	$9.69
August 1, 2024	$9.56	$0.14	$9.70
September 1, 2024	$9.57	$0.14	$9.71
October 1, 2024	$9.56	$0.14	$9.70
November 1, 2024	$9.56	$0.14	$9.70
December 1, 2024	$9.56	$0.14	$9.70

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

January 1, 2022	$9.34	$—	$9.34
February 1, 2022	$9.34	$—	$9.34
March 1, 2022	$9.28	$—	$9.28
April 1, 2022	$9.26	$—	$9.26
May 1, 2022	$9.25	$—	$9.25
June 1, 2022	$9.05	$—	$9.05
July 1, 2022	$8.88	$—	$8.88
August 1, 2022	$9.06	$—	$9.06
September 1, 2022	$9.11	$—	$9.11
October 1, 2022	$9.01	$—	$9.01
November 1, 2022	$9.02	$—	$9.02
December 1, 2022	$9.07	$—	$9.07
January 1, 2023	$9.08	$—	$9.08
February 1, 2023	$9.26	$—	$9.26
March 1, 2023	$9.26	$—	$9.26
April 1, 2023	$9.24	$—	$9.24
May 1, 2023	$9.24	$—	$9.24
June 1, 2023	$9.21	$—	$9.21
July 1, 2023	$9.31	$—	$9.31
August 1, 2023	$9.36	$—	$9.36
September 1, 2023	$9.39	$—	$9.39
October 1, 2023	$9.43	$—	$9.43
November 1, 2023	$9.38	$—	$9.38
December 1, 2023	$9.45	$—	$9.45
January 1, 2024	$9.50	$—	$9.50
February 1, 2024	$9.51	$—	$9.51
March 1, 2024	$9.52	$—	$9.52
April 1, 2024	$9.53	$—	$9.53
May 1, 2024	$9.53	$—	$9.53
June 1, 2024	$9.59	$—	$9.59
July 1, 2024	$9.56	$—	$9.56
August 1, 2024	$9.58	$—	$9.58
September 1, 2024	$9.58	$—	$9.58
October 1, 2024	$9.57	$—	$9.57

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

November 1, 2024	$9.58	$—	$9.58
December 1, 2024	$9.57	$—	$9.57
Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were recorded during the following periods:

	For the Year Ended December 31, 2024
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 20, 2023	January 31, 2024	February 23, 2024	$0.07010	$21,517	$2,829	$42,089
February 21, 2024	February 29, 2024	March 22, 2024	0.07010	22,651	2,984	44,196
February 21, 2024	March 29, 2024	April 23, 2024	0.10280	35,655	4,144	67,452
February 21, 2024	April 30, 2024	May 22, 2024	0.07010	24,985	2,868	49,096
May 7, 2024	May 31, 2024	June 26, 2024	0.07010	26,216	3,105	51,937
May 7, 2024	June 28, 2024	July 24, 2024	0.10280	41,249	4,646	78,628
May 7, 2024	July 31, 2024	August 22, 2024	0.07010	28,185	3,184	56,502
August 6, 2024	August 31, 2024	September 25, 2024	0.07010	29,198	3,267	58,767
August 6, 2024	September 30, 2024	October 24, 2024	0.10280	45,420	4,903	88,490
August 6, 2024	October 31, 2024	November 26, 2024	0.07010	30,858	3,396	62,949
November 5, 2024	November 29, 2024	December 23, 2024	0.07010	31,996	3,458	65,239
November 5, 2024	December 31, 2024	January 27, 2025	0.10280	49,426	5,144	97,912
		Total	$0.97200	$387,356	$43,928	$763,257

(1)Distributions per share are gross of shareholder servicing fees.
(2)Distribution amounts are net of shareholder servicing fees.

	For the Year Ended December 31, 2023
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
December 5, 2022	January 31, 2023	February 24, 2023	$0.08765	$16,523	$4,296	$30,667
February 10, 2023	February 28, 2023	March 23, 2023	0.06765	12,882	3,372	24,319
February 10, 2023	March 31, 2023	April 26, 2023	0.06765	13,027	3,550	24,938
February 10, 2023	April 30, 2023	May 22, 2023	0.08765	18,233	4,956	33,691
May 9, 2023	May 31, 2023	June 26, 2023	0.06765	14,183	3,884	27,515
May 9, 2023	June 30, 2023	July 26, 2023	0.06765	14,804	3,894	28,323
May 9, 2023	July 31, 2023	August 22, 2023	0.08765	20,574	5,252	38,233
August 21, 2023	August 31, 2023	September 26, 2023	0.07010	16,878	4,262	31,886
August 21, 2023	September 30, 2023	October 26, 2023	0.07010	17,637	4,358	33,085
August 21, 2023	October 31, 2023	November 24, 2023	0.10280	28,071	6,689	50,825
November 20, 2023	November 30, 2023	December 22, 2023	0.07010	19,595	5,010	36,503
November 20, 2023	December 29, 2023	January 25, 2024	0.10280	31,265	7,602	55,062
		Total	$0.94945	$223,672	$57,125	$415,047

(1)Distributions per share are gross of shareholder servicing fees.
(2)Distribution amounts are net of shareholder servicing fees.

	For the Year Ended December 31, 2022
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 2, 2021	January 31, 2022	February 23, 2022	$0.05580	$3,798	$1,094	$6,347
November 2, 2021	February 28, 2022	March 24, 2022	0.05580	4,593	1,367	7,312
November 2, 2021	March 31, 2022	April 25, 2022	0.05580	5,334	1,673	8,860
February 23, 2022	April 30, 2022	May 24, 2022	0.05580	6,147	1,767	10,893
February 23, 2022	May 31, 2022	June 23, 2022	0.05580	6,896	2,003	12,307
February 23, 2022	June 30, 2022	July 26, 2022	0.05580	7,613	2,110	13,541
May 3, 2022	July 31, 2022	August 24, 2022	0.06038	8,877	2,445	15,923
May 3, 2022	August 31, 2022	September 26, 2022	0.06038	9,247	2,505	16,982
May 3, 2022	September 30, 2022	October 26, 2022	0.06643	10,779	2,902	19,803
October 23, 2022	October 31, 2022	November 28, 2022	0.06643	11,169	3,007	20,728
November 22, 2022	November 30, 2022	December 23, 2022	0.06643	11,567	3,113	21,596
December 5, 2022	December 31, 2022	January 26, 2023	0.06643	11,774	3,153	22,109
		Total	$0.72128	$97,794	$27,139	$176,401

(1)Distributions per share are gross of shareholder servicing fees.
(2)Distribution amounts are net of shareholder servicing fees.

We have adopted a distribution reinvestment plan which was amended and restated on May 6, 2024. The amended and restated distribution reinvestment plan is an “opt-in” plan and provides for the reinvestment of cash distributions on behalf of shareholders who have enrolled in the distribution reinvestment plan. As a result, if the Board authorizes and declares a cash distribution, then the shareholders who have enrolled in the distribution reinvestment plan will have their cash distributions reinvested in additional shares of our common stock, rather than receiving the cash distribution. We expect to use newly issued shares to implement the distribution reinvestment plan.

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

	For the Year Ended December 31, 2024
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.97200	$1,194,541	100.0%
Total	$0.97200	$1,194,541	100.0%

(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to “ITEM 8. - Notes to Consolidated Financial Statements - Note 11. Financial Highlights” for amounts by share class.

	For the Year Ended December 31, 2023
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.94945	$695,844	100.0%
Total	$0.94945	$695,844	100.0%

(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to “ITEM 8. - Notes to Consolidated Financial Statements - Note 11. Financial Highlights” for amounts by share class.

	For the Year Ended December 31, 2022
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.72128	$301,334	100.0%
Total	$0.72128	$301,334	100.0%

(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to “ITEM 8. - Notes to Consolidated Financial Statements - Note 11. Financial Highlights” for amounts by share class.

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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased

February 25, 2022	S	March 31, 2022	$6,001	$9.24	649,420
February 25, 2022	D	March 31, 2022	$304	$9.25	32,853
February 25, 2022	I	March 31, 2022	$16,978	$9.26	1,833,520
May 25, 2022	S	June 30, 2022	$8,365	$8.84	946,284
May 25, 2022	D	June 30, 2022	$1,110	$8.86	125,276
May 25, 2022	I	June 30, 2022	$18,414	$8.88	2,073,617
August 25, 2022	S	September 30, 2022	$8,769	$8.99	975,399
August 25, 2022	D	September 30, 2022	$1,132	$9.00	125,759
August 25, 2022	I	September 30, 2022	$33,853	$9.01	3,757,292
November 28, 2022	S	December 31, 2022	$31,047	$9.06	3,426,809
November 28, 2022	D	December 31, 2022	$5,098	$9.07	562,171
November 28, 2022	I	December 31, 2022	$74,691	$9.08	8,225,791
February 28, 2023	S	March 31, 2023	$21,643	$9.21	2,349,994
February 28, 2023	D	March 31, 2023	$3,453	$9.22	374,566
February 28, 2023	I	March 31, 2023	$68,023	$9.24	7,361,842
May 31, 2023	S	June 30, 2023	$16,367	$9.28	1,763,641

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased

May 31, 2023	D	June 30, 2023	$13,809	$9.29	1,486,423
May 31, 2023	I	June 30, 2023	$46,072	$9.31	4,948,651
August 24, 2023	S	September 30, 2023	$14,790	$9.40	1,573,405
August 24, 2023	D	September 30, 2023	$12,978	$9.41	1,379,185
August 24, 2023	I	September 30, 2023	$76,140	$9.43	8,074,185
November 27, 2023	S	December 31, 2023	$22,998	$9.48	2,425,971
November 27, 2023	D	December 31, 2023	$3,817	$9.49	402,243
November 27, 2023	I	December 31, 2023	$87,172	$9.50	9,176,044
February 27, 2024	S	March 31, 2024	$33,826	$9.50	3,560,660
February 27, 2024	D	March 31, 2024	$26,354	$9.51	2,771,164
February 27, 2024	I	March 31, 2024	$81,994	$9.53	8,603,765
May 24, 2024	S	June 28, 2024	$50,529	$9.53	5,302,035
May 24, 2024	D	June 28, 2024	$3,558	$9.55	372,544
May 24, 2024	I	June 28, 2024	$97,737	$9.56	10,223,527
August 30, 2024	S	September 30, 2024	$46,534	$9.55	4,872,698
August 30, 2024	D	September 30, 2024	$2,153	$9.56	225,274
August 30, 2024	I	September 30, 2024	$102,943	$9.57	10,756,911
November 26, 2024	S	December 31, 2024	$54,850	$9.54	5,749,465
November 26, 2024	D	December 31, 2024	$8,863	$9.55	928,082
November 26, 2024	I	December 31, 2024	$129,643	$9.57	13,546,800

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of the following periods:

	December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs (Premium)	Net Carrying Value
Revolving Credit Facility(2)(4)	$3,100,000	$1,335,012	$1,726,832	$(22,497)	$1,312,515
SPV Asset Facility I	525,000	300,000	8,771	(5,464)	294,536
SPV Asset Facility II	1,500,000	920,000	115,020	(12,119)	907,881
SPV Asset Facility III(2)	1,500,000	971,917	55,727	(13,370)	958,547
SPV Asset Facility IV	500,000	355,000	26,504	(3,302)	351,698
SPV Asset Facility V	500,000	250,000	18,217	(4,991)	245,009
SPV Asset Facility VI	750,000	350,000	62,964	(8,248)	341,752
SPV Asset Facility VII(2)	500,000	165,859	168,563	(3,461)	162,398
SPV Asset Facility VIII	500,000	200,000	1,500	(3,077)	196,923
CLO VIII	290,000	290,000	—	(1,900)	288,100
CLO XI	260,000	260,000	—	(1,692)	258,308
CLO XII	260,000	260,000	—	(1,808)	258,192
CLO XV	312,000	312,000	—	(2,802)	309,198
CLO XVI	420,000	420,000	—	(2,697)	417,303
CLO XVII	325,000	325,000	—	(2,879)	322,121
CLO XVIII	260,000	260,000	—	(1,891)	258,109
CLO XIX	260,000	260,000	—	(1,794)	258,206
March 2025 Notes	500,000	500,000	—	(484)	499,516
September 2026 Notes	350,000	350,000	—	(2,916)	347,084
February 2027 Notes	500,000	500,000	—	(3,350)	496,650
September 2027 Notes(3)	600,000	600,000	—	(5,182)	593,270
AUD 2027 Notes(2)(3)	295,468	295,468	—	(2,397)	271,957
June 2028 Notes(3)	650,000	650,000	—	(8,067)	642,519
January 2029 Notes(3)	550,000	550,000	—	(11,458)	538,086
September 2029 Notes(3)	500,000	500,000	—	(10,769)	492,523
March 2030 Notes(3)	1,000,000	1,000,000	—	(20,518)	941,037
March 2031 Notes(3)	750,000	750,000	—	(19,599)	718,384
Total Debt	$17,457,468	$12,930,256	$2,184,098	$(178,732)	$12,681,822

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
(3)Net Carrying Value is inclusive of change in fair market value of effective hedge.
(4)The amount available is reduced by $38.2 million of outstanding letters of credit.

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs (Premium)	Net Carrying Value
Revolving Credit Facility(2)	$1,945,000	$628,128	$1,316,872	$(16,732)	$611,396
SPV Asset Facility I	525,000	475,000	50,000	(6,080)	468,920
SPV Asset Facility II	1,800,000	1,718,000	82,000	(7,255)	1,710,745
SPV Asset Facility III	1,000,000	522,000	289,180	(8,954)	513,046
SPV Asset Facility IV	500,000	250,000	61,848	(3,704)	246,296
SPV Asset Facility V	300,000	200,000	12,439	(2,995)	197,005
SPV Asset Facility VI	750,000	160,000	18,188	(7,006)	152,994
CLO VIII	290,000	290,000	—	(2,093)	287,907
CLO XI	260,000	260,000	—	(1,856)	258,144
CLO XII	260,000	260,000	—	(1,998)	258,002
March 2025 Notes	500,000	500,000	—	(3,414)	496,586
September 2026 Notes	350,000	350,000	—	(5,318)	344,682
February 2027 Notes	500,000	500,000	—	(3,301)	496,699
September 2027 Notes(3)	600,000	600,000	—	(6,869)	598,564
June 2028 Notes	650,000	650,000	—	(9,988)	640,012
January 2029 Notes(3)	550,000	550,000	—	(13,679)	546,975
Total Debt	$10,780,000	$7,913,128	$1,830,527	$(101,242)	$7,827,973

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
(3)Net Carrying Value is inclusive of change in fair market value of effective hedge.

The below table represents the components of interest expense for the following periods:

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Interest expense	$759,984	$457,035	$190,110
Amortization of debt issuance costs	31,304	17,912	10,657
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items(1)	9,676	(2,114)	(449)
Total Interest Expense	$800,964	$472,833	$200,318
Average interest rate	7.4%	7.0%	4.8%
Average daily borrowings	$10,083,258	$6,461,477	$3,879,321

(1)Refer to “ITEM 1. – FINANCIAL STATEMENTS – Notes to Consolidated Financial Statements – Note 5. Debt – September 2027, AUD 2027, June 2028, January 2029, September 2029, March 2030, and March 2031 Notes” for details on the facilities’ interest rate swaps.
The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)

Promissory Note(5)
December 31, 2024	$—	—	—	N/A
December 31, 2023	$—	—	—	N/A
December 31, 2022	$—	—	—	N/A
December 31, 2021	$—	—	—	N/A
December 31, 2020	$10.0	2,226.8	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)

SPV Asset Facility I
December 31, 2024	$300.0	$2,094.8	—	N/A
December 31, 2023	$475.0	$2,085.2	—	N/A
December 31, 2022	$440.4	$1,927.2	—	N/A
December 31, 2021	$301.3	$1,998.5	—	N/A
SPV Asset Facility II
December 31, 2024	$920.0	$2,094.8	—	N/A
December 31, 2023	$1,718.0	$2,085.2	—	N/A
December 31, 2022	$1,538.0	$1,927.2	—	N/A
December 31, 2021	$446.0	$1,998.5	—	N/A
SPV Asset Facility III
December 31, 2024	$971.9	$2,094.8	—	N/A
December 31, 2023	$522.0	$2,085.2	—	N/A
December 31, 2022	$555.0	$1,927.2	—	N/A
SPV Asset Facility IV
December 31, 2024	$355.0	$2,094.8	—	N/A
December 31, 2023	$250.0	$2,085.2	—	N/A
December 31, 2022	$465.0	$1,927.2	—	N/A
SPV Asset Facility V
December 31, 2024	$250.0	$2,094.8	—	N/A
December 31, 2023	$200.0	$2,085.2	—	N/A
SPV Asset Facility VI
December 31, 2024	$350.0	$2,094.8	—	N/A
December 31, 2023	$160.0	$2,085.2	—	N/A
SPV Asset Facility VII
December 31, 2024	$165.9	$2,094.8	—	N/A
SPV Asset Facility VIII
December 31, 2024	$200.0	$2,094.8	—	N/A
CLO VIII
December 31, 2024	$290.0	$2,094.8	—	N/A
December 31, 2023	$290.0	$2,085.2	—	N/A
December 31, 2022	$290.0	$1,927.2	—	N/A
CLO XI
December 31, 2024	$260.0	$2,094.8	—	N/A
December 31, 2023	$260.0	$2,085.2	—	N/A
CLO XII
December 31, 2024	$260.0	$2,094.8	—	N/A
December 31, 2023	$260.0	$2,085.2	—	N/A
CLO XV
December 31, 2024	$312.0	$2,094.8	—	N/A
CLO XVI
December 31, 2024	$420.0	$2,094.8	—	N/A
CLO XVII
December 31, 2024	$325.0	$2,094.8	—	N/A
CLO XVIII
December 31, 2024	$260.0	$2,094.8	—	N/A
CLO XIX

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)

December 31, 2024	$260.0	$2,094.8	—	N/A
Revolving Credit Facility
December 31, 2024	$1,335.0	$2,094.8	—	N/A
December 31, 2023	$628.1	$2,085.2	—	N/A
December 31, 2022	$302.3	$1,927.2	—	N/A
December 31, 2021	$451.2	$1,998.5	—	N/A
September 2026 Notes
December 31, 2024	$350.0	$2,094.8	—	N/A
December 31, 2023	$350.0	$2,085.2	—	N/A
December 31, 2022	$350.0	$1,927.2	—	N/A
December 31, 2021	$350.0	$1,998.5	—	N/A
February 2027 Notes
December 31, 2024	$500.0	$2,094.8	—	N/A
December 31, 2023	$500.0	$2,085.2	—	N/A
December 31, 2022	$500.0	$1,927.2	—	N/A
September 2027 Notes
December 31, 2024	$600.0	$2,094.8	—	N/A
December 31, 2023	$600.0	$2,085.2	—	N/A
December 31, 2022	$600.0	$1,927.2	—	N/A
AUD 2027 Notes
December 31, 2024	$295.5	$2,094.8	—	N/A
June 2028 Notes
December 31, 2024	$650.0	$2,094.8	—	N/A
December 31, 2023	$650.0	$2,085.2	—	N/A
March 2025 Notes
December 31, 2024	$500.0	$2,094.8	—	N/A
December 31, 2023	$500.0	$2,085.2	—	N/A
December 31, 2022	$500.0	$1,927.2	—	N/A
January 2029 Notes
December 31, 2024	$550.0	$2,094.8	—	N/A
December 31, 2023	$550.0	$2,085.2	—	N/A
September 2029 Notes
December 31, 2024	$500.0	$2,094.8	—	N/A
March 2030 Notes
December 31, 2024	$1,000.0	$2,094.8	—	N/A
March 2031 Notes
December 31, 2024	$750.0	$2,094.8	—	N/A

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

Credit Facilities
Revolving Credit Facility
On August 11, 2022, we entered into an Amended and Restated Senior Secured Revolving Credit Agreement, as amended from time to time, (as amended from time to time, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto (each a “Revolving Credit Lender” and collectively, the “Revolving Credit Lenders”) and Sumitomo Mitsui Banking Corporation, as Administrative Agent. On October 18, 2024 (the “Revolving Credit Facility Third Amendment Date”), the Revolving Credit Facility was amended to extend the availability period and maturity date, increase the total facility amount and make various other changes. The following describes the terms of the Revolving Credit Facility as modified through October 25, 2024.
The Revolving Credit Facility is guaranteed by certain subsidiaries of ours in existence as of the Revolving Credit Facility Third Amendment Date, and will be guaranteed by certain subsidiaries of ours that are formed or acquired by us thereafter (each a “Guarantor” and collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of October 25, 2024, the Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $3.10 billion, which is comprised of (a) a term loan in a principal amount of $150.0 million (increased from $125.0 million to $150.0 million on the Revolving Credit Facility Third Amendment Date) and (b) subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $2.95 billion (the revolving credit facility increased from $2.12 billion to $2.80 billion on the Revolving Credit Facility Third Amendment Date and increased from $2.80 billion to $2.95 billion on October 25, 2024). The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $4.60 billion through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
As of October 25, 2024, the availability period under the Revolving Credit Facility will terminate on October 18, 2028 (the “Revolving Credit Facility Commitment Termination Date”). The Revolving Credit Facility will mature on October 18, 2029 (the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, we will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
We may borrow amounts in U.S. dollars or certain other permitted currencies. As of October 25, 2024, amounts drawn under the Revolving Credit Facility in U.S. dollars will bear interest at term SOFR plus any applicable credit adjustment spread plus margin of 1.875% per annum, or the alternative base rate plus margin of 0.875% per annum. With respect to loans denominated in U.S. dollars, we may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at our option, subject to certain conditions. As of October 25, 2024, amounts drawn under the Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 1.875% per annum. Beginning on and after the Revolving Credit Facility Third Amendment Date, we will also pay a fee of 0.350% on undrawn amounts under the Revolving Credit Facility.
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
SPV Asset Facilities
Certain of our wholly owned subsidiaries are parties to credit facilities (the “SPV Asset Facilities”). Pursuant to the SPV Asset Facilities, from time to time we sell and contribute certain investments to these wholly owned subsidiaries pursuant to sale and contribution agreements by and between us and the wholly owned subsidiaries. No gain or loss is recognized as a result of these contributions. Proceeds from the SPV Asset Facilities are used to finance the origination and acquisition of eligible assets by the wholly owned subsidiary, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired to the wholly owned subsidiary through our ownership of the wholly owned subsidiary. The SPV Asset Facilities are secured by a perfected first priority security interest in the assets of these wholly owned subsidiaries and on any payments received by such wholly owned subsidiaries in respect of those assets. Assets pledged to lenders under the SPV Asset Facilities will not be available to pay our debts. The SPV Asset Facilities contain customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions). Borrowings of the wholly owned subsidiaries under the SPV Asset Facilities are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
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
The SPV Asset Facility II provides for the ability to borrow, reborrow, repay and prepay advances under the SPV Asset Facility II until October 5, 2026 unless such period is extended or accelerated under the terms of the SPV Asset Facility II (the “SPV Asset Facility II Revolving Period”). Unless otherwise extended, accelerated or terminated under the terms of the SPV Asset Facility II, the SPV Asset Facility II will mature on the date that is two years after the last day of the SPV Asset Facility II Revolving Period, on October 5, 2028 (the “SPV Asset Facility II Termination Date”). Prior to the SPV Asset Facility II Termination Date, proceeds received by Core Income Funding II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding advances, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility II Termination Date, Core Income Funding II must pay in full all outstanding fees and expenses and all principal and interest on outstanding advances, and the excess may be returned to us.
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
SPV Asset Facility IV
On March 16, 2022 (the “SPV Asset Facility IV Closing Date”), Core Income Funding IV LLC (“Core Income Funding IV”), a Delaware limited liability company entered into a Credit Agreement (the “SPV Asset Facility IV”), with Core Income Funding IV, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility IV Lenders”), Sumitomo Mitsui Banking Corporation, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and Alter Domus (US) LLC as Document Custodian.
The maximum principal amount of the SPV Asset Facility IV is $500.0 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of Core Income Funding IV’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
The SPV Asset Facility IV provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility IV for a period of up to three years after the SPV Asset Facility IV Closing Date unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility IV (the “SPV Facility IV Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility IV will mature on March 16, 2033 (the “SPV Asset Facility IV Stated Maturity”). Prior to the SPV Asset Facility IV Stated Maturity, proceeds received by Core Income Funding IV from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility IV Stated Maturity, Core Income Funding IV must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.
Amounts drawn bear interest at Term SOFR (or, in the case of certain SPV Asset Facility IV Lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.15%) plus an applicable margin that ranges from 1.70% to 2.30% depending on a ratio of broadly syndicated loans to middle-market loans in the collateral. From the SPV Asset Facility IV Closing Date to the SPV Asset Facility IV Commitment Termination Date, there is a commitment fee that steps up during the year after the SPV Asset Facility IV Closing Date from 0.00% to 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility IV.
SPV Asset Facility V
On March 9, 2023 (the “SPV Asset Facility V Closing Date”), Core Income Funding V LLC (“Core Income Funding V”), a Delaware limited liability company entered into a loan and security agreement (the “SPV Asset Facility V”), with Core Income Funding V, as Borrower, us, as Servicer and Equityholder, the lenders from time to time parties thereto (the “SPV Asset Facility V Lenders”), Wells Fargo Bank, National Association, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, and Alter Domus (US) LLC as Collateral Custodian. On October 16, 2024, the parties to the SPV Asset Facility V entered into the Second Amendment to Loan and Security Agreement, in order to, among other changes, replace Alter Domus (US) LLC as collateral custodian with State Street Bank and Trust Company The following describes the terms of SPV Asset Facility V as amended through October 16, 2024 (the “SPV Asset Facility V Second Amendment Date”).
The maximum principal amount of the SPV Asset Facility V is $500.0 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Core Income Funding V’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits and other portfolio tests.
The SPV Asset Facility V provides for the ability to borrow, reborrow, repay and prepay advances under the SPV Asset Facility V until October 15, 2027 unless such period is extended or accelerated under the terms of the SPV Asset Facility V (the “SPV Asset Facility V Reinvestment Period”). Unless otherwise extended, accelerated or terminated under the terms of the SPV Asset Facility V, the SPV Asset Facility V will mature on October 16, 2029 (the “SPV Asset Facility V Maturity Date”). Prior to the SPV Asset Facility V Maturity Date, proceeds received by Core Income Funding V from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding advances, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility V Maturity Date, Core Income Funding V must pay in full all outstanding fees and expenses and all principal and interest on outstanding advances, and the excess may be returned to us.
Amounts drawn bear interest at Daily Simple SOFR plus a weighted average spread equal to 1.60% per annum for the portion of the assets constituting broadly syndicated loans and 2.05% for the portion of the assets not constituting broadly syndicated loans, which spread will increase by 2.00% per annum upon the occurrence and during the existence of an event of default or following the SPV Asset Facility V Termination Date (such spread, the “SPV Asset Facility V Applicable Spread”). Daily Simple SOFR may be replaced as a base rate under certain circumstances. During the SPV Asset Facility V Reinvestment Period, Core Income Funding V will pay an undrawn fee of 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility V that are not subject to the separate, higher fee described below. On and after the SPV Asset Facility V Second Amendment Date and during the SPV Asset Facility V Reinvestment Period, if the undrawn commitments are in excess of a certain portion (initially 50% and decreasing to 30%) of the total commitments under the SPV Asset Facility V, such portion will not be subject to the undrawn fee described above, but Core Income Funding V will pay a separate fee on this portion of the undrawn commitments equal to 1.25% multiplied by such excess undrawn commitment amount over 50% or 30% of the total commitments, as applicable.
SPV Asset Facility VI
On August 29, 2023 (the “SPV Asset Facility VI Closing Date”), Core Income Funding VI LLC (“Core Income Funding VI”), a Delaware limited liability company and newly formed subsidiary of ours, entered into a Credit Agreement (the “SPV Asset Facility VI”), with Core Income Funding VI LLC, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility VI Lenders”), The Bank of Nova Scotia, as Agent, State Street Bank and Trust Company as Collateral Agent and Alter Domus (US) LLC as Document Custodian. On March 1, 2024 (the “SPV Asset Facility VI First Amendment Date”), the parties to the SPV Asset Facility VI entered into Amendment No. 1. On the SPV Asset Facility VI First Amendment Date, we also consented to the assignment of the term commitment under the SPV Asset Facility VI, and all of the outstanding term loans, to Hamburg Commercial Bank AG, Luxembourg Branch. On November 12, 2024, the parties to the SPV Asset Facility VI entered into the Second Amendment to the

Credit Agreement, in order to, among other changes, replace Alter Domus (US) LLC as collateral custodian with State Street Bank and Trust Company. The following describes the terms of SPV Asset Facility VI as amended through November 12, 2024 (the “SPV Asset Facility VI Second Amendment Date”).
The maximum principal amount of the SPV Asset Facility VI is $750.0 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of Core Income Funding VI’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
The SPV Asset Facility VI provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility VI until August 29, 2026 unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility VI (the “SPV Asset Facility VI Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility VI will mature on August 29, 2033 (the “SPV Asset Facility VI Stated Maturity”). Prior to the SPV Asset Facility VI Stated Maturity, proceeds received by Core Income Funding VI from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility VI Stated Maturity, Core Income Funding VI must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.
Amounts drawn bear interest at Term SOFR plus an applicable margin that ranges from 1.50% to 2.15% depending on a ratio of broadly syndicated loans to middle-market loans in the collateral during the SPV Asset Facility VI Reinvestment Period. From the SPV Asset Facility VI Closing Date to the SPV Asset Facility VI Commitment Termination Date, there is a commitment fee that steps up during the year after the SPV Asset Facility VI Closing Date from 0.00% to 0.55% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility VI.
SPV Asset Facility VII
On May 21, 2024 (the “SPV Asset Facility VII Closing Date”), Core Income Funding VII LLC (“Core Income Funding VII”), a Delaware limited liability company and newly formed subsidiary of ours, entered into a Credit Agreement (the “SPV Asset Facility VII”), with Core Income Funding VII LLC, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility VII Lenders”), Citibank, N.A., as Administrative Agent, State Street Bank and Trust Company as Custodian, Collateral Agent and Collateral Administrator. The following describes the terms of SPV Asset Facility VII as amended through October 18, 2024 (the“SPV Asset Facility VII First Amendment Date”).
We retain a residual interest in assets contributed to or acquired by Core Income Funding VII through our ownership of Core Income Funding VII. The maximum principal amount of the SPV Asset Facility VII is $500.0 million (increased from $300.0 million to $500.0 million on the SPV asset Facility VII First Amendment Date), which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to a borrowing base test (which is based on the value of Core Income Funding VII’s assets from time to time, an advance rate and concentration limitations) and satisfaction of certain conditions, including collateral quality tests.
The SPV Asset Facility VII provides for the ability to draw and redraw revolving loans under the SPV Asset Facility VII for a period until May 21, 2027 (the “SPV Asset Facility VII Reinvestment Period”) unless the SPV Asset Facility VII Reinvestment Period is terminated sooner as provided in the SPV Asset Facility VII. Unless otherwise terminated, the SPV Asset Facility VII will mature two years after the last day of the SPV Asset Facility VII Reinvestment Period on May 21, 2029 (the “SPV Asset Facility VII Stated Maturity”). To the extent the commitments are terminated or permanently reduced during the first two years following the SPV Asset Facility Closing Date, Core Income Funding VII may owe a prepayment penalty. Prior to the SPV Asset Facility VII Stated Maturity, proceeds received by Core Income Funding VII from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility VII Stated Maturity, Core Income Funding VII must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.
Amounts drawn in U.S. dollars are benchmarked to Term SOFR, amounts drawn in British pounds are benchmarked to SONIA, amounts drawn amounts drawn in Canadian dollars are benchmarked to Daily Compounded CORRA, and amounts drawn in Euros are benchmarked to EURIBOR, and in each case plus a spread equal to the Applicable Margin. The “Applicable Margin” ranges from 1.60% to 2.10%, depending on the type of asset being funded by such draw and the utilization level of the SPV Asset Facility VII. Core Income Funding VII also paid Citibank an upfront fee and will reimburse certain expenses in connection with Citibank’s role as Administrative Agent. During the SPV Asset Facility VII Reinvestment Period, Core Income Funding VII will pay certain unused fees subject to minimum utilization.

SPV Asset Facility VIII
On December 17, 2024 (the “SPV Asset Facility VIII Closing Date”), Core Income Funding VIII LLC (“Core Income Funding VIII”), a Delaware limited liability company and newly formed subsidiary of ours, entered into a Credit Agreement (the “SPV Asset Facility VIII”), with Core Income Funding VIII LLC, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility VIII Lenders”), Natixis, New York Branch, as Facility Agent, and State Street Bank and Trust Company as Collateral Agent, Collateral Administrator, Custodian and Document Custodian.
The maximum principal amount of the SPV Asset Facility VIII is $500.0 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of Core Income Funding VIII’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
The SPV Asset Facility VIII provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility VIII for a period of up to three years after the SPV Asset Facility VIII Closing Date unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility VIII (the “SPV Asset Facility VIII Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility VIII will mature on December 17, 2035 (the “SPV Asset Facility VIII Stated Maturity”). Prior to the SPV Asset Facility VIII Stated Maturity, proceeds received by Core Income Funding VIII from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility VIII Stated Maturity, Core Income Funding VIII must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.
Amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, their cost of funds) plus an applicable margin of (x) with respect to the Class A-R Loans and the Class A-T Loans, 1.75%, (y) with respect to the Class A-D1 Loans, 1.65% and (z) with respect to the Class A-D2 Loans, 1.93%. From the SPV Asset Facility VIII Closing Date to the SPV Asset Facility VIII Commitment Termination Date, there is a commitment fee that steps up the date that is three months after the SPV Asset Facility VIII Closing Date from 0.25% to 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility VIII.
Debt Securitization Transactions

We incur secured financing through debt securitization transactions (also known as collateralized loan obligation transactions) (the “CLO Transactions”) issued by our consolidated subsidiaries (the “CLO Issuers”), which are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO Issuers. The CLO Issuers issue preferred shares which are not secured by the collateral securing the CLO Transactions which we purchase. We act as retention holder in connection with the CLO Transactions for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of a CLO Issuer’s preferred shares. Notes issued by CLO Issuers have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration. The Adviser serves as collateral manager for the CLO Issuers under a collateral management agreement. The Adviser is entitled to receive fees for providing these services. The Adviser routinely waives its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to a CLO Issuer’s equity or notes owned by us. Assets pledged to debt holders of the CLO Transactions and the other secured parties under each CLO Transaction’s documentation will not be available to pay our debts. We consolidate the financial statements of the CLO Issuers in our consolidated financing statements.
CLO VIII
On October 21, 2022 (the “CLO VIII Closing Date”), we completed a $391.7 million term debt securitization transaction (the “CLO VIII Transaction”). The secured notes and preferred shares issued in the CLO VIII Transaction and the secured loan borrowed in the CLO VIII Transaction were issued and incurred, as applicable, by our consolidated subsidiary Owl Rock CLO VIII, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO VIII Issuer”).
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
CLO XI
On May 24, 2023 (the “CLO XI Closing Date”), we completed a $395.8 million term debt securitization transaction (the “CLO XI Transaction”). The secured notes and preferred shares issued in the CLO XI Transaction and the secured loan borrowed in the CLO XI Transaction were issued and incurred, as applicable, by our consolidated subsidiary Owl Rock CLO XI, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO XI Issuer”).
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
CLO XII
On July 18, 2023 (the “CLO XII Closing Date”), we completed a $396.5 million term debt securitization transaction (the “CLO XII Transaction”). The secured notes and preferred shares issued in the CLO XII Transaction and the secured loan borrowed in the CLO XII Transaction were issued and incurred, as applicable, by our consolidated subsidiary Owl Rock CLO XII, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO XII Issuer”).
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
CLO XV
On January 30, 2024 (the “CLO XV Closing Date”), we completed a $478.0 million term debt securitization transaction (the “CLO XV Transaction”). The secured notes and preferred shares issued in the CLO XV Transaction and the secured loan borrowed in the CLO XV Transaction were issued and incurred, as applicable, by our consolidated subsidiary Owl Rock CLO XV, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO XV Issuer”).

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
CLO XVI
On March 7, 2024 (the “CLO XVI Closing Date”), we completed a $597.0 million term debt securitization transaction (the “CLO XVI Transaction”). The secured notes and preferred shares issued in the CLO XVI Transaction and the secured loan borrowed in the CLO XVI Transaction were issued and incurred, as applicable, by our consolidated subsidiary Owl Rock CLO XVI, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO XVI Issuer”).
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
CLO XVII
On July 18, 2024 (the “CLO XVII Closing Date”), we completed a $500.59 million term debt securitization transaction (the “CLO XVII Transaction”). The secured notes and preferred shares issued in the CLO XVII Transaction and the secured loan borrowed in the CLO XVII Transaction were issued and incurred, as applicable, by our consolidated subsidiary Owl Rock CLO XVII, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO XVII Issuer”).
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
CLO XVIII
On July 12, 2024 (the “CLO XVIII Closing Date”), we completed a $399.80 million term debt securitization transaction (the “CLO XVIII Transaction”). The secured notes and preferred shares issued in the CLO XVIII Transaction and the secured loan borrowed in the CLO XVIII Transaction were issued and incurred, as applicable, by our consolidated subsidiary Owl Rock CLO XVIII, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO XVIII Issuer”).
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
CLO XIX
On October 29, 2024 (the “CLO XIX Closing Date”), we completed a $401.3 million term debt securitization transaction (the “CLO XIX Transaction”). The secured notes and preferred shares issued in the CLO XIX Transaction and the secured loan borrowed in the CLO XIX Transaction were issued and incurred, as applicable, by our consolidated subsidiary Owl Rock CLO XIX, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO XIX Issuer”).
The CLO XIX Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Closing Date (the “CLO XIX Indenture”), by and among the CLO XIX Issuer and State Street Bank and Trust Company: (i) $153 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 1.65% and (ii) $32 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 1.90% (together, the “Secured Notes”) and (B) the borrowing by the CLO XIX Issuer of (i) $50 million under floating rate Class A-1L-1 loans (the “CLO XIX Class A-1L-1 Loans”) and (ii) $25 million under floating rate Class A-1L-2 loans (the “CLO XIX Class A-1L-2 Loans” and together with the CLO XIX Class A-1L-1 Loans and the Secured Notes, the “CLO XIX Debt”). The CLO XIX Class A-1L-1 Loans bear interest at three-month term SOFR plus 1.65%. The CLO XIX Class A-1L-2 Loans bear interest at three-month term SOFR plus 1.65%. The CLO XIX Class A-1L-1 Loans were borrowed under a loan agreement (the “CLO XIXA-1L-1 Loan Agreement”), dated as of the CLO XIX Closing Date, by and among the CLO XIX Issuer, as borrower, the lenders party thereto, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XIX Class A-1L-2 Loans were borrowed under a loan agreement (the “CLO XIXA-1L-2 Loan Agreement”), dated as of the CLO XIX Closing Date, by and among the CLO XIX Issuer, as borrower, the lenders party thereto, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XIX Debt is secured by middle market loans, participation interests in middle market loans and other assets of the CLO XIX Issuer. The CLO XIX Debt is scheduled to mature on the Payment Date (as defined in the Indenture) in October 2037. The CLO XIX Secured Notes were privately placed by BofA Securities, Inc., as Initial Purchaser.
Concurrently with the issuance of the CLO XIX Secured Notes, the CLO XIX Issuer issued approximately $141.3 million of subordinated securities in the form of 141,300 preferred shares at an issue price of U.S.$1,000 per share (the “CLO XIX Preferred Shares”).

As part of the CLO XIX Transaction, we entered into a loan sale agreement with the CLO XIX Issuer, dated as of the CLO XIX Closing Date (the “CLO XIX OCIC Loan Sale Agreement”), which provided for the contribution and sale of approximately $301.236 million funded par amount of middle market loans from us to the CLO XIX Issuer on the CLO XIX Closing Date and for future sales from us to the CLO XIX Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XIX Debt. The remainder of the initial portfolio assets securing the CLO XIX Debt consisted of approximately $56.224 million funded par amount of middle market loans purchased by the CLO XIX Issuer from Core Income Funding III LLC, a wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the Closing Date between the CLO XIX Issuer and Core Income Funding III LLC (the “CLO XIX Core Income Funding III Loan Sale Agreement”). We and Core Income Funding III LLC each made customary representations, warranties, and covenants to the CLO XIX Issuer under the applicable loan sale agreement. No gain or loss was recognized as a result of these sales or contributions.
Through October 2029, a portion of the proceeds received by the CLO XIX Issuer from the loans securing the Debt may be used by the CLO XIX Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO XIX Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans.
The CLO XIX Debt is the secured obligation of the CLO XIX Issuer, and the CLO XIX Indenture, the CLO XIXA-1L-1 Loan Agreement and the CLO XIXA-1L-2 Loan Agreement each include customary covenants and events of default.
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
March 2025 Notes
On March 29, 2022, we issued $500.0 million aggregate principal amount of 5.500% notes due 2025 (the notes initially issued on March 29, 2022, together with the registered notes issued in the exchange offer described below, the “March 2025 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale by the Initial Purchasers to persons they reasonably believe to be qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. When initially issued, the March 2025 Notes were not registered under the Securities Act and could not be offered or sold in the United States absent registration or an applicable exemption from registration.
The March 2025 Notes were issued pursuant to the Base Indenture and the Third Supplemental Indenture (together, the “March 2025 Indenture”). The March 2025 Notes will mature on March 21, 2025 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the March 2025 Indenture. The March 2025 Notes bear interest at a rate of 5.500% per year payable semi-annually on March 21 and September 21 of each year, commencing on September 21, 2022. Concurrent with the issuance of the March 2025 Notes, in connection with the offering, we entered into a Registration Rights Agreement, dated as of March 29, 2022 (the “March 2025 Registration Rights Agreement”), for the benefit of the purchasers of the March 2025 Notes. Pursuant to the terms of the March 2025 Registration Rights Agreement, we filed a registration statement with the SEC and, on July 25, 2022, commenced an offer to exchange the notes initially issued on March 29, 2022 for newly issued registered notes with substantially similar terms, which expired on August 23, 2022 and was completed promptly thereafter.
The March 2025 Notes are our direct, general unsecured obligations and rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the March 2025 Notes. The March 2025 Notes rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior to the March 2025 Notes. The March 2025 Notes rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we secure) to the extent of the value of the assets securing such indebtedness. The March 2025 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.
The March 2025 Indenture contains certain covenants, including covenants requiring us to (i) comply with Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a) of the 1940 Act, for the period of time during which the March 2025 Notes are outstanding, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the March 2025 Notes and the Successor Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the March 2025 Indenture. In addition, if a change of control repurchase event, as defined in the March 2025 Indenture, occurs prior to maturity, holders of the March 2025 Notes will have the right, at their option, to require us to repurchase for cash some or all of the March 2025 Notes at a repurchase price equal to 100% of the aggregate principal amount of the March 2025 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.
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
In connection with the issuance of the September 2027 Notes, on October 18, 2022 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $600.0 million. We will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.84%. The interest rate swaps mature on September 16, 2027. For the years ended December 31, 2024 and 2023, we made periodic payments of $9.5 million and $4.9 million, respectively. The interest expense related to the September 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of December 31, 2024, the interest rate swap had a fair value of $(0.7) million ($0.8 million net of the present value of the cash flows of the September 2027 Notes). As of December 31, 2023, the interest rate swap had a fair value of $6.5 million ($1.1 million net of the present value of the cash flows of the September 2027 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For further details, see “ITEM 8. – Notes to Consolidated Financial Statements – Note 5. Debt.”
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

In connection with the issuance of the June 2028 Notes, on February 16, 2024 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $650.0 million. We will receive fixed rate interest at 7.950% and pay variable rate interest based on SOFR plus 3.79%. The interest rate swaps mature on May 13, 2028. For the year ended December 31, 2024, we made periodic payments of $6.2 million. The interest expense related to the June 2028 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of December 31, 2024, the interest rate swap had a fair value of $0.5 million ($(0.1) million net of the present value of the cash flows of the June 2028 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the June 2028 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations.
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
In connection with the issuance of the January 2029 Notes, on November 28, 2023 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $550.0 million. We will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.647%. The interest rate swaps mature on January 15, 2029. For the year ended December 31, 2024, we made periodic payments of $4.8 million. The interest expense related to the January 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our

Consolidated Statements of Operations. As of December 31, 2024, the interest rate swap had a fair value of $(0.4) million ($0.1 million net of the present value of the cash flows of the January 2029 Notes). As of December 31, 2023, the interest rate swap had a fair value of $12.1 million ($1.5 million net of the present value of the cash flows of the January 2029 notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the January 2029 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations.
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
In connection with the issuance of the September 2029 Notes, on May 14, 2024 we entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $500.0 million. We will receive fixed rate interest at 6.600% and pay variable rate interest based on SOFR plus 2.337%. The interest rate swap matures on August 15, 2029. For the year ended December 31, 2024, we made periodic payments of $2.2 million. The interest expense related to the September 2029 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of December 31, 2024, the interest rate swap had a fair value of $3.7 million ($0.5 million net of the present value of the cash flows of the September 2029 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2029 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations.
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
In connection with the issuance of the March 2030 Notes, on September 10, 2024 we entered into a bilateral interest rate swaps. The notional amount of the interest rate swaps is $1.00 billion. We will receive fixed rate interest at 5.800% and pay variable rate interest based on SOFR plus 2.619%. The interest rate swaps mature on February 15, 2030. For the year ended December 31, 2024, we did not make a periodic payment. The interest expense related to the March 2030 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of December 31, 2024, the interest rate swap had a fair value of $(44.5) million ($(6.1) million net of the present value of the cash flows of the March 2030 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the March 2030 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations.
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
In connection with the issuance of the March 2031 Notes, on January 29, 2024 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $750.0 million. We will receive fixed rate interest at 6.650% and pay variable rate interest based on SOFR plus 2.902%. The interest rate swaps mature on January 15, 2031. For the year ended December 31, 2024, we made periodic payments of $8.5 million. The interest expense related to the March 2031 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of December 31, 2024, the interest rate swap had a fair value of $(14.2) million ($(2.2) million net of the present value of the cash flows of the March 2031 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the March 2031 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations.
AUD 2027 Notes
On October 23, 2024, we issued A$450.0 million 6.500% Fixed Rate Notes due October 23, 2027 (the “AUD 2027 Notes”) under its A$2,500,000,000 Australian debt issuance program (the “Australian Debt Issuance Program”). The Australian Debt Issuance Program provides for us to issue debt securities from time to time. Debt securities issued pursuant to the Australian Debt Issuance Program (i) are issued pursuant to Regulation S under the U.S. Securities Act of 1933, as amended (the “Securities Act”), (ii) are not registered under the Securities Act, (iii) may not be offered or sold in the United States or to a U.S. person without registration under, or an applicable exemption from the registration requirements of the Securities Act, and (iv) are to be issued in amount not exceeding an aggregate of A$2.5 billion.

The terms of the AUD 2027 Notes are set out in a Pricing Supplement, dated October 21, 2024 (the “AUD 2027 Notes Pricing Supplement”) and the Note Deed Poll, dated October 6, 2024 (the “AUD 2027 Notes Note Deed Poll”) and the AUD 2027 Notes were issued pursuant to the Dealer Common Terms Deed Poll, dated October 6, 2024 (the “AUD 2027 Notes Dealer Common Terms Deed Poll”) and a Subscription Agreement (the “ AUD 2027 Notes Subscription Agreement”), dated October 21, 2024, by and among us and Deutsche Bank AG, Sydney Branch and Mizuho Securities Asia Limited, named as the joint lead managers and dealers therein (the “AUD 2027 Notes Dealers”).
The net proceeds from the sale of the AUD 2027 Notes offering were approximately A$446.643 million, after deducting the fees paid to the AUD 2027 Notes Dealers.
The AUD 2027 Notes will mature on October 23, 2027, and may be redeemed in whole at our option as set forth in the AUD 2027 Notes Pricing Supplement. The AUD 2027 Notes bear interest at 6.500% per year payable semi-annually on April 23 and October 23 of each year, commencing on April 23, 2025. The AUD 2027 Notes will be our direct, general unsecured obligations and will rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the AUD 2027 Notes. The AUD 2027 Notes will rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior to the AUD 2027 Notes. The AUD 2027 Notes will rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The AUD 2027 Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.
In addition, if a change of control repurchase event, as defined in the AUD 2027 Notes Pricing Supplement, occurs prior to maturity, holders of the AUD 2027 Notes will have the right, at their option, to require us to repurchase for cash some or all of the AUD 2027 Notes at a repurchase price equal to 100% of the aggregate principal amount of the AUD 2027 Notes being repurchased, plus accrued and unpaid interest to, but not including, the redemption date.
In connection with the issuance of the AUD 2027 Notes, we entered into both a bilateral cross-currency swap and interest rate swap, for notional amounts of A$379.0 million and A$71.0 million, respectively. We received fixed rate interest of 6.50% and paid variable rate interest based on, one-month SOFR plus 2.67% and three-month BBSY plus 2.72%, for the bilateral cross-currency swap and interest rate swap, respectively. The swaps mature on October 23, 2027. For the year ended December 31, 2024, we did not make any periodic payments. The interest expense related to the AUD 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of December 31, 2024, the swaps had an aggregate fair value of $(20.7) million ($0.4 million net of the present value of the cash flows of the AUD 2027 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the AUD 2027 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations. The change in foreign exchange rate of the cross-currency swap is offset by the change in foreign exchange rate of the AUD 2027 Notes, with the remaining difference included as a component of translation of assets and liabilities in foreign currencies on our Consolidated Statements of Operations.

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

	As of December 31,
($ in thousands)	2024	2023
Total unfunded revolving loan commitments	$1,383,540	$595,872
Total unfunded delayed draw loan commitments	1,716,991	790,322
Total unfunded revolving and delayed draw loan commitments	$3,100,531	$1,386,194

Total unfunded equity commitments	$92,214	$8,753

Total unfunded commitments	$3,192,745	$1,394,947
We maintain sufficient liquidity and borrowing capacity to cover outstanding unfunded portfolio company commitments that we may be required to fund. We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding portfolio company unfunded commitments we are required to fund.
Organizational and Offering Costs
The Adviser has incurred organization and offering costs on behalf of us in the amount of $3.2 million for the period from April 22, 2020 (Inception) to December 31, 2024, of which $3.2 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2024, management was not aware of any pending or threatened litigation.

Contractual Obligations
A summary of our contractual payment obligations under our credit facilities and notes as of December 31, 2024, is as follows:

($ in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 years
Revolving Credit Facility	$1,335,012	$—	$—	$1,335,012	$—
SPV Asset Facility I	300,000	—	—	—	300,000
SPV Asset Facility II	920,000	—	—	920,000	—
SPV Asset Facility III	971,917	—	—	971,917	—
SPV Asset Facility IV	355,000	—	—	—	355,000
SPV Asset Facility V	250,000	—	—	250,000	—
SPV Asset Facility VI	350,000	—	—	—	350,000
SPV Asset Facility VII	165,859	—	—	165,859	—
SPV Asset Facility VIII	200,000	—	—	—	200,000
CLO VIII	290,000	—	—	—	290,000
CLO XI	260,000	—	—	—	260,000
CLO XII	260,000	—	—	—	260,000
CLO XV	312,000	—	—	—	312,000
CLO XVI	420,000	—	—	—	420,000
CLO XVII	325,000	—	—	—	325,000
CLO XVIII	260,000	—	—	—	260,000
CLO XIX	260,000	—	—	—	260,000
March 2025 Notes	500,000	500,000	—	—	—
September 2026 Notes	350,000	—	350,000	—	—
February 2027 Notes	500,000	—	500,000	—	—
September 2027 Notes	600,000	—	600,000	—	—
AUD 2027 Notes	295,468	—	295,468	—	—
June 2028 Notes	650,000	—	—	650,000	—
January 2029 Notes	550,000	—	—	550,000	—
September 2029 Notes	500,000	—	—	500,000	—
March 2030 Notes	1,000,000	—	—	—	1,000,000
March 2031 Notes	750,000	—	—	—	750,000
Total Contractual Obligations	$12,930,256	$500,000	$1,745,468	$5,342,788	$5,342,000
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

We invest in Amergin AssetCo, Fifth Season, LSI Financing LLC, OCIC SLF and Credit SLF, controlled affiliated investments, and LSI Financing DAC, non-controlled affiliated investment, as defined in the 1940 Act. See “ITEM 8. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

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

Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We also have elected to be treated as a RIC under the Code beginning with the taxable period ended December 31, 2020, and intend to qualify for tax treatment as a RIC. As a RIC, we generally will not pay U.S. federal income taxes at corporate rates on any ordinary income or capital gains that we distribute at least annually to our shareholders as distributions. Rather, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2024. As applicable, the Company’s prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.

Recent Developments
Equity Raise
As of March 4, 2025, we have issued 554,601,259 shares of Class S common stock, 94,270,983 shares of Class D common stock, and 1,022,701,460 shares of Class I common stock and have raised total gross proceeds of $5.24 billion, $0.88 billion, and $9.60 billion, respectively, including seed capital of $1,000 contributed by our Adviser in September 2020 and approximately $25.0 million in gross proceeds raised from an entity affiliated with the Adviser. In addition, we expect to receive $0.80 billion in gross subscription payments which we accepted on March 3, 2025 and which is pending our determination of the net asset value per share applicable to such purchase.
Dividend
On February 18, 2025, we declared a distribution of (i) $0.070100 per share, payable on or before March 31, 2025 to shareholders of record as of February 28, 2025, (ii) $0.070100 per share, payable on or before April 30, 2025 to shareholders of record as of March 31, 2025, and (iii) $0.070100 per share, payable on or before May 31, 2025 to shareholders of record as of April 30, 2025 and (iv) a special distribution of $0.032700 per share, payable on or before April 30, 2025 to shareholders of record as of March 31, 2025.
September 2029 Notes
On January 22, 2025, we issued an additional $400 million aggregate principal amount of 6.600% September 2029 Notes in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The September 2029 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. In connection with the additional issuance of September 2029 Notes, we entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $400.0 million. We will receive fixed rate interest at 6.600% and pay variable rate interest based on SOFR plus 2.457%.
Core Income Funding IV Amendment
On February 28, 2025, Core Income Funding IV entered into Amendment No. 1 to SPV Asset Facility IV in order to, among other things, (i) change the range of applicable margin from a range of 1.70% to 2.30% to a range of 1.40% to 2.05%, depending on the composition of the collateral, (ii) extend the commitment period from March 16, 2025 to March 16, 2027, (iii) extend the maturity date from March 16, 2033 to March 16, 2035 and (iv) replace Alter Domus as document custodian with State Street.

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

As of December 31, 2024, 98.3% of our debt investments based on fair value were at floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.7%.

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$745.6	$(344.6)	$401.0
Up 200 basis points	$497.1	$(229.7)	$267.4
Up 100 basis points	$248.5	$(114.9)	$133.6
Down 100 basis points	$(248.5)	$114.9	$(133.6)
Down 200 basis points	$(496.2)	$229.7	$(266.5)
Down 300 basis points	$(743.0)	$344.6	$(398.4)

(1)Includes the impact of our interest rate swaps as a result of interest rate changes.
(2)Excludes the impact of income based fees. See “ITEM 8. — Notes to Consolidated Financial Statements - Note 3. Agreements and Related Party Transactions” of our consolidated financial statements for more information on the income based fees.

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
Currency Risk

From time to time, we may make investments that are denominated in a foreign currency, borrow in certain foreign currencies under our credit facilities or issue notes in certain foreign currencies. These investments, borrowings and issuances are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may utilize instruments such as, but not limited to, forward contracts or cross-currency swaps to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. Instead of entering into a foreign currency forward contract in connection with loans or other investments denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan, issuance or investment. To the extent the loan, issuance or investment is based on a floating rate other than a rate under which we can borrow under our credit facilities, we may utilize interest rate derivatives to hedge our exposure to changes in the associated rate.

Credit Risk

We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of December 31, 2024 and December 31, 2023, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Blue Owl Credit Income Corp. and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2024 and 2023, by correspondence with the custodian, broker, agent banks, or portfolio companies; when replies were not received, we performed other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Assessment of Fair Value of Investments

As discussed in Notes 2 and 6 to the consolidated financial statements, the Company determines fair value for investments that are not publicly traded or for which there is no readily determinable market value by using unobservable inputs and assumptions. As of December 31, 2024, the fair value of such investments (“Level 3 investments”) was $21.1 billion.

We identified the assessment of the fair value measurement of substantially all of the Level 3 investments as a critical audit matter. Subjective auditor judgment was required to evaluate these fair value measurements as they involved a high degree of measurement uncertainty. Specifically, the assessment of these fair value measurements encompassed the evaluation of assumptions related to market yields for similar investments and risk profiles used in yield analyses for debt and other interest-bearing investments and comparable financial performance multiples used in determining enterprise values for equity investments.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the fair value measurement process, including controls related to the development of the market yields and financial performance multiples assumptions used in the Company’s fair value measurements. We evaluated the Company’s ability to estimate fair value by comparing a selection of prior period fair values to the prices of transactions occurring subsequent to the prior period fair value measurement date. We evaluated the Company’s market yields used to measure the fair value of its Level 3 investments by comparing such yields for a selection of investments to third-party market and industry data. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the reasonableness of the fair value measurement for a selection of Level 3 investments by:

•developing an independent estimate of the fair value using independent market yields and financial performance multiples that were developed using relevant market and portfolio company financial information
•comparing the results of our independent estimate of fair value to the Company’s fair value measurement.

/s/ KPMG LLP
We have served as the Company’s auditor since 2020.

New York, New York
March 4, 2025

Blue Owl Credit Income Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $25,422,365 and $15,937,544, respectively)	$25,384,902	$16,010,137
Non-controlled, affiliated investments (amortized cost of $8,305 and $72,371, respectively)	8,248	78,406
Controlled, affiliated investments (amortized cost of $952,995 and $561,528, respectively)	985,744	573,550
Total investments at fair value (amortized cost of $26,383,665 and $16,571,443, respectively)	26,378,894	16,662,093
Cash (restricted cash of $182,030 and $40,872, respectively)	1,003,117	415,381
Foreign cash (cost of $3,554 and $2, respectively)	3,366	3
Interest receivable	180,178	138,350
Receivable from controlled affiliates	16,299	8,024
Receivable for investments sold	473,053	28,508
Prepaid expenses and other assets	8,974	4,123
Total Assets	$28,063,881	$17,256,482
Liabilities
Debt (net of unamortized debt issuance costs of $178,732 and $101,242, respectively)	$12,681,822	$7,827,973
Distribution payable	152,477	93,930
Payable for investments purchased	129,625	167,078
Payables to affiliates	73,430	54,544
Tender offer payable	193,203	113,988
Accrued expenses and other liabilities	311,722	106,423
Total Liabilities	13,542,279	8,363,936
Commitments and contingencies (Note 7)
Net Assets
Class S Common shares $0.01 par value, 1,500,000,000 shares authorized; 515,664,737 and 325,845,587 shares issued and outstanding, respectively	5,157	3,259
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 51,059,824 and 75,427,194 shares issued and outstanding, respectively	511	754
Class I Common shares $0.01 par value, 2,000,000,000 shares authorized; 952,454,240 and 535,625,823 shares issued and outstanding, respectively	9,525	5,356
Additional paid-in-capital	14,191,257	8,649,139
Accumulated undistributed (overdistributed) earnings	315,152	234,038
Total Net Assets	14,521,602	8,892,546
Total Liabilities and Net Assets	$28,063,881	$17,256,482
Net Asset Value Per Class S Share	$9.54	$9.48
Net Asset Value Per Class D Share	$9.55	$9.49
Net Asset Value Per Class I Share	$9.57	$9.50

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2024	2023	2022(1)
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$2,255,215	$1,347,813	$579,296
Payment-in-kind (“PIK”) interest income	118,351	70,669	34,789
Dividend income	16,791	9,289	755
Payment-in-kind (“PIK”) dividend income	54,205	68,105	36,435
Other income	31,316	14,414	15,538
Total investment income from non-controlled, non-affiliated investments	2,475,878	1,510,290	666,813
Investment income from non-controlled, affiliated investments:
Interest income	121	—	—
Payment-in-kind (“PIK”) interest income	49	—	—
Dividend income	486	774	—
Total investment income from non-controlled, affiliated investments	656	774	—
Investment income from controlled, affiliated investments:
Interest income	8,284	977	—
Payment-in-kind (“PIK”) interest income	1,721	1,539	—
Dividend income	78,462	36,359	3,372
Total investment income from controlled, affiliated investments	88,467	38,875	3,372
Total Investment Income	2,565,001	1,549,939	670,185
Operating Expenses
Offering costs	4,062	3,295	3,661
Interest expense	800,964	472,833	200,318
Management fees	141,691	81,839	42,610
Performance based incentive fees	184,617	125,961	48,926
Professional fees	19,930	14,239	9,297
Directors’ fees	1,286	1,305	1,099
Shareholder servicing fees	36,324	21,574	12,445
Other general and administrative	12,252	7,486	4,874
Total Operating Expenses	1,201,126	728,532	323,230
Expense support (Note 3)	—	—	(6,775)
Recoupment of expense support (Note 3)	—	—	6,775
Net Operating Expenses	1,201,126	728,532	323,230
Net Investment Income (Loss) Before Taxes	1,363,875	821,407	346,955
Income tax expense (benefit), including excise tax expense (benefit)	8,998	2,283	104
Net Investment Income (Loss) After Taxes	$1,354,877	$819,124	$346,851

Blue Owl Credit Income Corp.
Consolidated Statements of Operations - Continued
(Amounts in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2024	2023	2022(1)
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(84,649)	$175,829	$(113,557)
Non-controlled, affiliated investments	(6,093)	6,084	(49)
Controlled, affiliated investments	20,728	13,404	(1,384)
Translation of assets and liabilities in foreign currencies	1,339	892	(1,195)
Income tax (provision) benefit	(916)	(7)	—
Total Net Change in Unrealized Gain (Loss)	(69,591)	196,202	(116,185)
Net realized gain (loss):
Non-controlled, non-affiliated investments	(31,861)	(8,940)	(12,748)
Non-controlled, affiliated investments	10,864	—	—
Foreign currency transactions	2,431	(519)	371
Total Net Realized Gain (Loss)	(18,566)	(9,459)	(12,377)
Total Net Realized and Change in Unrealized Gain (Loss)	(88,157)	186,743	(128,562)
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$1,266,720	$1,005,867	$218,289
Net Increase (Decrease) in Net Assets Resulting from Operations - Class S Common Stock	$411,996	$328,005	$67,729
Net Increase (Decrease) in Net Assets Resulting from Operations - Class D Common Stock	$46,909	$82,555	$18,672
Net Increase (Decrease) in Net Assets Resulting from Operations - Class I Common Stock	$807,815	$595,307	$131,888
Earnings Per Share - Basic and Diluted of Class S Common Stock	$0.95	$1.29	$0.45
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	433,490,775	254,397,127	149,191,401
Earnings Per Share - Basic and Diluted of Class D Common Stock	$1.01	$1.35	$0.49
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted	46,533,231	61,369,530	38,303,974
Earnings Per Share - Basic and Diluted of Class I Common Stock	$1.03	$1.37	$0.55
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	783,503,315	435,000,023	239,914,771
(1)For the year ended December 31, 2022 dividend and PIK dividend income were reported in aggregate as dividend income.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Non-controlled/non-affiliated portfolio company investments
Debt Investments(5)
Advertising and media
Broadcast Music, Inc. (fka Otis Merger Sub, Inc.)(6)	First lien senior secured loan	S+	5.75%	02/2030	34,318	$33,558	$34,060	0.2%
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(6)	First lien senior secured loan	S+	5.00%	12/2028	229,533	229,533	229,533	1.6%
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(7)(18)	First lien senior secured revolving loan	S+	5.00%	12/2027	2,517	2,517	2,517	—%
Monotype Imaging Holdings Inc.(7)(18)	First lien senior secured loan	S+	5.50%	02/2031	170,754	169,537	170,327	1.2%
Project Boost Purchaser, LLC (dba J.D. Power)(6)(22)	First lien senior secured loan	S+	3.50%	07/2031	23,750	23,750	23,890	0.2%
Project Boost Purchaser, LLC (dba J.D. Power)(7)(22)	Second lien senior secured loan	S+	5.25%	07/2032	11,250	11,196	11,462	0.1%
						470,091	471,789	3.3%
Aerospace and defense
ManTech International Corporation(7)	First lien senior secured loan	S+	5.00%	09/2029	14,674	$14,674	$14,674	0.1%
Novaria Holdings, LLC(6)(22)	First lien senior secured loan	S+	4.00%	06/2031	16,958	16,887	17,042	0.1%
Peraton Corp.(6)(22)	First lien senior secured loan	S+	3.75%	02/2028	51,272	51,303	47,606	0.3%
Peraton Corp.(7)(22)	Second lien senior secured loan	S+	7.75%	02/2029	4,831	4,787	3,894	—%
STS PARENT, LLC (dba STS Aviation Group)(6)	First lien senior secured loan	S+	5.00%	10/2031	135,180	134,526	134,504	0.9%
STS PARENT, LLC (dba STS Aviation Group)(6)(18)	First lien senior secured revolving loan	S+	5.00%	10/2030	6,947	6,872	6,872	—%
						229,049	224,592	1.4%
Automotive aftermarket
OAC Holdings I Corp. (dba Omega Holdings)(6)	First lien senior secured loan	S+	5.00%	03/2029	8,958	$8,836	$8,891	0.1%
Power Stop, LLC(7)	First lien senior secured loan	S+	4.75%	01/2029	29,170	28,980	27,639	0.2%
						37,816	36,530	0.3%
Automotive services
Mavis Tire Express Services Topco Corp.(6)(22)	First lien senior secured loan	S+	3.50%	05/2028	29,044	$29,044	$29,207	0.2%
Spotless Brands, LLC(8)(18)	First lien senior secured loan	S+	5.75%	07/2028	81,719	81,017	81,515	0.6%
Wand Newco 3, Inc. (dba Caliber )(6)(22)	First lien senior secured loan	S+	3.25%	01/2031	12,257	12,257	12,295	0.1%
						122,318	123,017	0.9%
Asset based lending and fund finance
Hg Genesis 9 SumoCo Limited(12)(23)	Unsecured facility	E+	6.25% PIK	03/2029	€143,280	$156,905	$148,366	1.0%
Hg Saturn Luchaco Limited(15)(23)	Unsecured facility	SA+	7.50% PIK	03/2026	£640	811	801	—%
						157,716	149,167	1.0%
Buildings and real estate
Associations Finance, Inc.(17)	Unsecured notes		14.25% PIK	05/2030	164,538	$163,452	$164,538	1.1%
Associations, Inc.(7)(18)	First lien senior secured loan	S+	6.50%	07/2028	425,811	425,388	425,811	2.9%
CoreLogic Inc.(6)(21)(22)	First lien senior secured loan	S+	3.50%	06/2028	23,840	23,388	23,508	0.2%
Dodge Construction Network LLC(7)	First lien senior secured loan	S+	4.75%	02/2029	10,485	8,435	8,388	0.1%
Dodge Construction Network LLC(7)	First lien senior secured loan	S+	6.25%	01/2029	7,560	7,413	7,409	0.1%
RealPage, Inc.(7)(22)	First lien senior secured loan	S+	3.00%	04/2028	13,915	13,905	13,875	0.1%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

RealPage, Inc.(7)(22)	First lien senior secured loan	S+	3.75%	04/2028	18,250	18,159	18,296	0.1%
Wrench Group LLC(7)(22)	First lien senior secured loan	S+	4.00%	10/2028	27,146	27,103	25,992	0.2%
						687,243	687,817	4.8%
Business services
Access CIG, LLC(7)(22)	First lien senior secured loan	S+	5.00%	08/2028	79,000	$77,472	$79,695	0.5%
Aurelia Netherlands B.V.(12)(23)	First lien senior secured EUR term loan	E+	5.75%	05/2031	€55,027	57,700	56,695	0.4%
Boxer Parent Company Inc. (f/k/a BMC)(7)(22)	First lien senior secured loan	S+	3.75%	07/2031	63,250	63,094	63,718	0.4%
Capstone Acquisition Holdings, Inc.(6)	First lien senior secured loan	S+	4.50%	11/2029	85,324	84,736	85,110	0.6%
ConnectWise, LLC(7)(22)	First lien senior secured loan	S+	3.50%	09/2028	29,397	29,440	29,550	0.2%
CoolSys, Inc.(7)	First lien senior secured loan	S+	4.75%	08/2028	13,737	12,976	13,359	0.1%
CoreTrust Purchasing Group LLC(6)	First lien senior secured loan	S+	5.25%	10/2029	112,617	111,675	112,617	0.8%
Denali BuyerCo, LLC (dba Summit Companies)(7)(18)	First lien senior secured loan	S+	5.75%	09/2028	195,728	193,780	195,728	1.3%
Diamondback Acquisition, Inc. (dba Sphera)(6)	First lien senior secured loan	S+	5.50%	09/2028	46,389	45,829	46,157	0.3%
Fullsteam Operations, LLC(7)(18)	First lien senior secured loan	S+	8.25%	11/2029	13,001	12,658	13,001	0.1%
Fullsteam Operations, LLC(7)(18)(19)	First lien senior secured delayed draw term loan	S+	7.00%	11/2029	818	771	811	—%
Hercules Borrower, LLC (dba The Vincit Group)(7)(18)	First lien senior secured loan	S+	5.50%	12/2026	15,774	15,707	15,774	0.1%
Hercules Buyer, LLC (dba The Vincit Group)(17)(28)	Unsecured notes		0.48% PIK	12/2029	24	24	28	—%
Kaseya Inc.(6)	First lien senior secured loan	S+	5.50%	06/2029	72,874	71,860	72,874	0.5%
Kaseya Inc.(7)(18)(19)	First lien senior secured delayed draw term loan	S+	5.50%	06/2029	2,213	2,120	2,213	—%
KPSKY Acquisition, Inc. (dba BluSky)(7)(18)	First lien senior secured loan	S+	5.50%	10/2028	101,182	99,963	92,834	0.6%
KPSKY Acquisition, Inc. (dba BluSky)(7)(18)(19)	First lien senior secured delayed draw term loan	S+	5.75%	10/2028	73	25	(342)	—%
DuraServ LLC(6)(18)	First lien senior secured loan	S+	4.50%	06/2031	154,689	153,846	153,915	1.1%
Ping Identity Holding Corp.(7)	First lien senior secured loan	S+	4.75%	10/2029	65,809	65,695	65,809	0.5%
Plano HoldCo, Inc. (dba Perficient)(7)	First lien senior secured loan	S+	3.50%	10/2031	25,000	24,881	25,188	0.2%
POLARIS PURCHASER, INC. (dba Plusgrade)(7)(23)	First lien senior secured loan	S+	4.00%	03/2031	25,863	25,863	25,992	0.2%
Pye-Barker Fire & Safety, LLC(7)(18)	First lien senior secured loan	S+	4.50%	05/2031	231,569	230,305	230,990	1.6%
Pye-Barker Fire & Safety, LLC(7)(18)	First lien senior secured revolving loan	S+	4.50%	05/2030	4,213	4,061	4,128	—%
XPLOR T1, LLC(7)	First lien senior secured loan	S+	3.50%	06/2031	49,963	49,963	50,337	0.3%
CMG HoldCo, LLC (dba Crete United)(7)(18)	First lien senior secured loan	S+	4.75%	05/2028	53,738	52,990	53,021	0.4%
						1,487,434	1,489,202	10.2%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(6)(22)	First lien senior secured loan	S+	4.00%	11/2027	19,064	$18,849	$19,064	0.1%
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(6)(22)	Second lien senior secured loan	S+	7.75%	11/2028	40,137	40,129	39,118	0.3%
DCG ACQUISITION CORP. (dba DuBois Chemical)(6)	First lien senior secured loan	S+	4.50%	06/2031	95,076	94,180	94,600	0.7%
Gaylord Chemical Company, L.L.C.(7)(18)	First lien senior secured loan	S+	5.25%	12/2027	98,138	97,921	98,138	0.7%
Rocket BidCo, Inc. (dba Recochem)(7)(23)	First lien senior secured loan	S+	5.75%	11/2030	352,375	345,760	348,851	2.4%
Velocity HoldCo III Inc. (dba VelocityEHS)(7)	First lien senior secured loan	S+	5.50%	04/2027	2,276	2,253	2,276	—%
Nouryon Finance B.V.(7)(22)(23)	First lien senior secured loan	S+	3.25%	04/2028	12,605	12,605	12,679	0.1%
Derby Buyer LLC (dba Delrin)(6)(22)	First lien senior secured loan	S+	3.00%	11/2030	57,548	57,548	57,691	0.4%
Gaylord Chemical Company, L.L.C.(7)	First lien senior secured loan	S+	5.50%	12/2027	91,000	90,099	91,000	0.6%
						759,344	763,417	5.3%
Consumer products
BEP Intermediate Holdco, LLC (dba Buyers Edge Platform)(6)(22)	First lien senior secured loan	S+	3.25%	04/2031	31,833	$31,833	$32,011	0.2%
Conair Holdings LLC(6)(22)	First lien senior secured loan	S+	3.75%	05/2028	44,917	44,587	40,223	0.3%
Conair Holdings LLC(6)	Second lien senior secured loan	S+	7.50%	05/2029	22,591	22,354	20,728	0.1%
Foundation Consumer Brands, LLC(6)(18)	First lien senior secured loan	S+	6.25%	02/2027	96,846	95,839	96,846	0.7%
Lignetics Investment Corp.(7)(18)	First lien senior secured loan	S+	5.50%	11/2027	96,223	95,996	95,743	0.7%
Lignetics Investment Corp.(7)(18)	First lien senior secured revolving loan	S+	5.50%	10/2026	8,412	8,386	8,354	0.1%
Olaplex, Inc.(6)(22)(23)	First lien senior secured loan	S+	3.50%	02/2029	37,853	37,426	35,749	0.2%
SWK BUYER, Inc. (dba Stonewall Kitchen)(7)	First lien senior secured loan	S+	5.25%	03/2029	58,474	57,702	56,720	0.4%
						394,123	386,374	2.7%
Containers and packaging
Anchor Packaging, LLC(6)(22)	First lien senior secured loan	S+	3.25%	07/2029	49,750	$49,750	$49,959	0.3%
Arctic Holdco, LLC (dba Novvia Group)(6)(18)	First lien senior secured loan	S+	6.00%	12/2026	20,610	20,335	20,610	0.1%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(7)(18)	First lien senior secured loan	S+	5.75%	09/2028	78,779	78,057	78,779	0.5%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(7)	First lien senior secured loan	S+	6.00%	09/2028	8,820	8,692	8,820	0.1%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(7)(18)	First lien senior secured revolving loan	S+	5.75%	09/2027	1,702	1,679	1,702	—%
Berlin Packaging(7)(22)	First lien senior secured loan	S+	3.50%	06/2031	100,887	100,887	101,391	0.7%
BW Holding, Inc.(7)(22)	First lien senior secured loan	S+	4.00%	12/2028	21,506	20,835	19,104	0.1%
Charter NEX US, Inc.(6)(22)	First lien senior secured loan	S+	3.00%	11/2030	25,693	25,693	25,806	0.2%
Fortis Solutions Group, LLC(7)(18)	First lien senior secured loan	S+	5.50%	10/2028	66,278	65,449	65,284	0.4%
Fortis Solutions Group, LLC(7)(18)	First lien senior secured revolving loan	S+	5.50%	10/2027	2,361	2,299	2,260	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(7)(18)	First lien senior secured loan	S+	6.25%	05/2028	111,601	110,891	111,601	0.8%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(6)	First lien senior secured loan	S+	5.25%	05/2028	13,366	13,276	13,300	0.1%
Pregis Topco LLC(6)	Second lien senior secured loan	S+	7.75%	08/2029	2,500	2,500	2,500	—%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Pregis Topco LLC(6)(22)	First lien senior secured loan	S+	4.00%	07/2026	16,739	16,620	16,823	0.1%
Pregis Topco LLC(6)	Second lien senior secured loan	S+	6.75%	08/2029	30,000	30,000	30,000	0.2%
ProAmpac PG Borrower LLC(7)(22)	First lien senior secured loan	S+	4.00%	09/2028	39,117	39,117	39,195	0.3%
Tricorbraun Holdings, Inc.(6)(22)	First lien senior secured loan	S+	3.25%	03/2028	50,892	50,288	50,811	0.3%
						636,368	637,945	4.2%
Distribution
ABB/Con-cise Optical Group LLC(7)	First lien senior secured loan	S+	7.50%	02/2028	33,306	$33,004	$32,640	0.2%
AI Aqua Merger Sub, Inc. (dba Culligan)(6)(21)(22)	First lien senior secured loan	S+	3.00%	07/2028	46,266	46,266	46,266	0.3%
Aramsco, Inc.(7)	First lien senior secured loan	S+	4.75%	10/2030	45,405	44,587	41,999	0.3%
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(6)(22)	First lien senior secured loan	S+	3.50%	12/2028	63,564	63,564	63,831	0.4%
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(7)(18)	First lien senior secured loan	S+	5.00%	10/2029	176,385	174,813	176,385	1.2%
Dealer Tire Financial, LLC(17)(21)(22)	Unsecured notes		8.00%	02/2028	56,120	55,332	55,014	0.4%
Dealer Tire Financial, LLC(6)(22)	First lien senior secured loan	S+	3.00%	07/2031	30,339	30,339	30,339	0.2%
Endries Acquisition, Inc.(6)(18)	First lien senior secured loan	S+	5.25%	12/2028	100,770	100,149	100,014	0.7%
Formerra, LLC(6)(18)	First lien senior secured loan	S+	7.25%	11/2028	5,366	5,240	5,298	—%
Foundation Building Materials, Inc.(7)(22)	First lien senior secured loan	S+	4.00%	01/2031	19,887	19,792	19,547	0.1%
White Cap Supply Holdings, LLC(6)(22)	First lien senior secured loan	S+	3.25%	10/2029	38,321	38,116	38,352	0.3%
						611,202	609,685	4.1%
Education
Ellucian Holdings Inc. (f/k/a Sophia, L.P.)(6)(22)	First lien senior secured loan	S+	4.75%	11/2032	10,000	$9,975	$10,167	0.1%
Ellucian Holdings Inc. (f/k/a Sophia, L.P.)(6)(22)	First lien senior secured loan	S+	3.00%	10/2029	14,729	14,729	14,813	0.1%
Learning Care Group (US) No. 2 Inc.(7)(22)	First lien senior secured loan	S+	4.00%	08/2028	22,220	22,220	22,406	0.2%
Renaissance Learning, Inc.(6)(22)	First lien senior secured loan	S+	4.00%	04/2030	31,126	31,126	31,026	0.2%
Severin Acquisition, LLC (dba PowerSchool)(6)	First lien senior secured loan	S+	5.00% (2.25% PIK)	10/2031	129,981	128,724	128,681	0.9%
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)(22)	First lien senior secured loan	S+	4.00%	10/2030	15,184	15,184	15,260	0.1%
						221,958	222,353	1.6%
Energy equipment and services
Dresser Utility Solutions, LLC(6)	First lien senior secured loan	S+	5.25%	03/2029	82,289	$81,576	$82,083	0.6%
						81,576	82,083	0.6%
Financial services
Ascensus Holdings, Inc.(6)	First lien senior secured loan	S+	3.00%	08/2028	11,874	$11,874	$11,963	0.1%
Baker Tilly Advisory Group, L.P.(6)	First lien senior secured loan	S+	4.75%	06/2031	99,002	97,612	98,507	0.7%
BCPE Pequod Buyer, Inc. (dba Envestnet)(6)(22)	First lien senior secured loan	S+	3.50%	11/2031	113,336	111,064	114,164	0.8%
Blackhawk Network Holdings, Inc.(6)(22)	First lien senior secured loan	S+	5.00%	03/2029	74,625	73,256	75,453	0.5%
BTRS HOLDINGS INC. (dba Billtrust)(7)(18)(19)	First lien senior secured loan	S+	7.25%	12/2028	12,197	11,933	12,165	0.1%
Chrysaor Bidco s.à r.l. (dba AlterDomus)(6)(22)(23)	First lien senior secured loan	S+	3.50%	05/2031	9,311	9,311	9,375	0.1%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Computer Services, Inc. (dba CSI)(7)(18)	First lien senior secured loan	S+	5.25%	11/2029	52,518	51,935	52,518	0.4%
Computer Services, Inc. (dba CSI)(7)	First lien senior secured loan	S+	4.75%	11/2029	18,464	18,374	18,371	0.1%
Cresset Capital Management, LLC(6)	First lien senior secured loan	S+	5.00%	06/2030	15,593	15,449	15,593	0.1%
Deerfield Dakota Holdings(7)(22)	First lien senior secured loan	S+	3.75%	04/2027	97,214	96,606	94,900	0.7%
Deerfield Dakota Holdings(7)(22)	Second lien senior secured loan	S+	6.75%	04/2028	21,476	21,499	20,430	0.1%
Finastra USA, Inc.(7)(18)(23)	First lien senior secured loan	S+	7.25%	09/2029	174,158	172,484	174,158	1.2%
Klarna Holding AB(7)(23)	Subordinated Floating Rate Notes	S+	7.00%	04/2034	1,000	1,000	1,000	—%
KRIV Acquisition Inc. (dba Riveron)(7)(18)	First lien senior secured loan	S+	5.75%	07/2029	79,678	77,731	79,678	0.5%
Minotaur Acquisition, Inc. (dba Inspira Financial)(6)(18)	First lien senior secured loan	S+	5.00%	06/2030	293,093	290,183	291,628	2.0%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(18)	First lien senior secured loan	S+	5.00%	09/2028	12,178	12,137	12,178	0.1%
OneDigital Borrower LLC(6)(22)	First lien senior secured loan	S+	3.25%	07/2031	74,307	74,068	74,403	0.5%
OneDigital Borrower LLC(6)(22)	Second lien senior secured loan	S+	5.25%	07/2032	33,800	33,639	33,611	0.2%
PPI Holding US Inc. (dba Nuvei)(6)(22)(23)	First lien senior secured loan	S+	3.00%	07/2031	20,000	19,950	20,018	0.1%
PUSHPAY USA INC(7)	First lien senior secured loan	S+	4.50%	08/2031	15,000	14,856	15,075	0.1%
Saphilux S.a.r.L. (dba IQ-EQ)(8)(22)(23)	First lien senior secured loan	S+	3.50%	07/2028	32,378	32,378	32,581	0.2%
Smarsh Inc.(7)(18)	First lien senior secured loan	S+	5.75%	02/2029	93,429	92,742	93,429	0.6%
Smarsh Inc.(6)(18)	First lien senior secured revolving loan	S+	5.75%	02/2029	332	327	332	—%
						1,340,408	1,351,530	9.2%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(7)(22)	First lien senior secured loan	S+	4.00%	09/2028	13,580	$13,497	$13,600	0.1%
Balrog Acquisition, Inc. (dba Bakemark)(7)	Second lien senior secured loan	S+	7.00%	09/2029	6,000	5,966	6,000	—%
Blast Bidco Inc. (dba Bazooka Candy Brands)(7)	First lien senior secured loan	S+	6.00%	10/2030	35,552	34,776	35,552	0.2%
Dessert Holdings(6)(21)(22)	First lien senior secured loan	S+	4.00%	06/2028	19,399	19,341	18,613	0.1%
EAGLE FAMILY FOODS GROUP LLC(6)	First lien senior secured loan	S+	5.00%	08/2030	175,862	174,190	174,982	1.2%
Fiesta Purchaser, Inc. (dba Shearer's Foods)(6)(22)	First lien senior secured loan	S+	3.25%	02/2031	74,625	74,625	74,611	0.5%
Gehl Foods, LLC(6)	First lien senior secured loan	S+	6.25%	06/2030	118,258	117,151	117,667	0.8%
Gehl Foods, LLC(7)(18)(19)	First lien senior secured delayed draw term loan	S+	6.25%	06/2030	3,639	3,562	3,621	—%
Hissho Parent, LLC(7)(18)	First lien senior secured loan	S+	4.75%	05/2029	123,263	122,506	123,263	0.8%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(6)(18)	First lien senior secured loan	S+	6.25%	03/2027	198,087	196,311	195,117	1.3%
KBP Brands, LLC(7)(18)	First lien senior secured loan	S+	5.50%	05/2027	56,020	55,601	54,900	0.4%
Ole Smoky Distillery, LLC(6)(18)	First lien senior secured loan	S+	5.50%	03/2028	30,167	29,786	29,941	0.2%
Par Technology Corporation(6)(23)	First lien senior secured loan	S+	5.00%	07/2029	1,286	1,267	1,273	—%
Pegasus BidCo B.V.(7)(22)(23)	First lien senior secured loan	S+	3.25%	07/2029	13,486	13,486	13,596	0.1%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units		Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Rushmore Investment III LLC (dba Winland Foods)(7)(18)	First lien senior secured loan	S+	5.00%	10/2030		512,036	507,281	512,037	3.5%
Tacala, LLC(6)(22)	First lien senior secured loan	S+	3.50%	01/2031		40,466	40,466	40,700	0.3%
Vital Bidco AB (dba Vitamin Well)(7)(23)	First lien senior secured loan	S+	4.50%	10/2031		226,609	222,966	223,437	1.5%
Vital Bidco AB (dba Vitamin Well)(6)(18)(23)	First lien senior secured revolving loan	S+	4.50%	10/2030		12,908	12,241	12,222	0.1%
							1,645,019	1,651,132	11.1%
Healthcare equipment and services
Azalea TopCo, Inc. (dba Press Ganey)(6)(22)	First lien senior secured loan	S+	3.25%	04/2031		61,122	$61,122	$61,238	0.4%
Bamboo US BidCo LLC(7)(18)	First lien senior secured loan	S+	5.25%	09/2030		107,931	107,931	107,931	0.7%
Bamboo US BidCo LLC(12)	First lien senior secured EUR term loan	E+	5.25%	09/2030		€61,594	64,801	63,781	0.4%
Canadian Hospital Specialties Limited(10)(18)(23)	First lien senior secured loan	C+	4.50%	04/2028	C$	4,834	3,826	3,261	—%
Canadian Hospital Specialties Limited(10)(18)(23)	First lien senior secured revolving loan	C+	4.50%	04/2027	C$	367	290	242	—%
Confluent Medical Technologies, Inc.(7)(22)	First lien senior secured loan	S+	3.25%	02/2029		78,803	78,803	79,095	0.5%
Creek Parent, Inc. (dba Catalent)(6)	First lien senior secured loan	S+	5.25%	12/2031		294,578	289,444	289,423	2.0%
CSC MKG Topco LLC (dba Medical Knowledge Group)(6)(18)	First lien senior secured loan	S+	5.75%	02/2029		98,770	97,435	97,782	0.7%
Natus Medical Incorporated(6)	First lien senior secured loan	S+	5.50%	07/2029		490	465	478	—%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(11)(18)	First lien senior secured EUR revolving loan	E+	5.50%	03/2031		€56,931	60,760	57,717	0.4%
Nelipak Holding Company(6)(18)	First lien senior secured loan	S+	5.50%	03/2031		34,077	33,539	33,294	0.2%
Packaging Coordinators Midco, Inc.(7)(22)	First lien senior secured loan	S+	3.25%	11/2027		61,905	61,905	62,121	0.4%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(7)(18)(23)	First lien senior secured loan	S+	5.25%	01/2028		54,203	53,658	54,203	0.4%
PerkinElmer U.S. LLC(6)(18)	First lien senior secured loan	S+	5.00%	03/2029		161,204	160,898	160,801	1.1%
Resonetics, LLC(7)(22)	First lien senior secured loan	S+	3.25%	06/2031		74,813	74,813	75,209	0.5%
Rhea Parent, Inc.(7)	First lien senior secured loan	S+	4.75%	12/2030		251,638	250,910	250,858	1.7%
TBRS, Inc. (dba TEAM Technologies)(7)	First lien senior secured loan	S+	4.75%	11/2031		138,056	137,366	137,366	0.9%
TBRS, Inc. (dba TEAM Technologies)(7)(18)	First lien senior secured revolving loan	S+	4.75%	11/2030		1,255	1,150	1,150	—%
Zest Acquisition Corp.(7)	First lien senior secured loan	S+	5.25%	02/2028		19,535	19,535	19,730	0.1%
							1,558,651	1,555,680	10.4%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(6)	First lien senior secured loan	S+	5.25%	10/2030		20,850	$20,577	$20,850	0.1%
Belmont Buyer, Inc. (dba Valenz)(7)(18)	First lien senior secured loan	S+	6.50%	06/2029		68,619	67,489	68,619	0.5%
Belmont Buyer, Inc. (dba Valenz)(7)	First lien senior secured loan	S+	5.25%	06/2029		43,051	42,751	42,728	0.3%
Belmont Buyer, Inc. (dba Valenz)(8)(18)	First lien senior secured revolving loan	S+	6.50%	06/2029		2,217	2,118	2,217	—%
Confluent Health, LLC(6)	First lien senior secured loan	S+	5.00%	11/2028		19,850	19,344	19,652	0.1%
Covetrus, Inc.(7)(22)	First lien senior secured loan	S+	5.00%	10/2029		10,306	9,879	9,888	0.1%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Covetrus, Inc.(7)	Second lien senior secured loan	S+	9.25%	10/2030	160,000	157,317	155,600	1.1%
D4C Dental Brands, Inc.(7)(21)	First lien senior secured loan	S+	4.50%	11/2029	118,000	116,839	116,820	0.8%
Engage Debtco Limited(7)(21)(23)	First lien senior secured loan	S+	7.25% (4.00% PIK)	07/2029	31,996	31,291	31,836	0.2%
Engage Debtco Limited(7)(18)(23)	First lien senior secured loan	S+	5.93% (2.75% PIK)	07/2029	83,305	81,884	81,223	0.6%
Ex Vivo Parent Inc. (dba OB Hospitalist)(7)	First lien senior secured loan	S+	9.75% PIK	09/2028	41,612	41,220	41,508	0.3%
KABAFUSION Parent, LLC(7)(18)	First lien senior secured revolving loan	S+	5.00%	11/2031	71,222	70,518	70,510	0.5%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(7)	First lien senior secured loan	S+	4.75%	12/2029	172,278	169,481	172,278	1.2%
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(6)(18)	First lien senior secured loan	S+	4.00%	09/2030	73,261	72,907	72,895	0.5%
Maple Acquisition, LLC (dba Medicus)(8)	First lien senior secured loan	S+	5.25%	05/2031	107,353	106,598	107,353	0.7%
MED ParentCo, LP(6)(22)	First lien senior secured loan	S+	3.50%	04/2031	24,938	24,938	25,110	0.2%
MJH Healthcare Holdings, LLC(6)(22)	First lien senior secured loan	S+	3.25%	01/2029	14,465	14,465	14,528	0.1%
Natural Partners, LLC(7)(18)(23)	First lien senior secured loan	S+	4.50%	11/2027	91,538	90,429	91,081	0.6%
Neptune Holdings, Inc. (dba NexTech)(7)	First lien senior secured loan	S+	4.75%	08/2030	30,574	30,422	30,574	0.2%
OB Hospitalist Group, Inc.(6)(18)	First lien senior secured loan	S+	5.25%	09/2027	68,429	67,616	68,257	0.5%
OneOncology, LLC(7)(18)	First lien senior secured loan	S+	6.25%	06/2030	97,074	95,768	97,074	0.7%
OneOncology, LLC(7)(18)	First lien senior secured delayed draw term loan	S+	5.00%	06/2030	89,226	88,508	88,468	0.6%
Pacific BidCo Inc.(8)(18)(23)	First lien senior secured loan	S+	6.00% (2.05% PIK)	08/2029	187,673	184,357	182,982	1.3%
Pediatric Associates Holding Company, LLC(7)(22)	First lien senior secured loan	S+	3.25%	12/2028	32,227	31,275	31,277	0.2%
Pediatric Associates Holding Company, LLC(7)	First lien senior secured loan	S+	4.50%	12/2028	27,417	26,498	27,417	0.2%
PetVet Care Centers, LLC(6)	First lien senior secured loan	S+	6.00%	11/2030	240,536	238,412	230,313	1.6%
Phantom Purchaser, Inc.(7)	First lien senior secured loan	S+	5.00%	09/2031	89,419	88,552	88,749	0.6%
Phoenix Newco, Inc. (dba Parexel)(6)(22)	First lien senior secured loan	S+	3.00%	11/2028	41,338	41,338	41,577	0.3%
Physician Partners, LLC(7)	First lien senior secured loan	S+	5.50%	12/2028	123,750	118,360	86,625	0.6%
Physician Partners, LLC(7)	First lien senior secured loan	S+	4.00%	12/2028	27,034	26,329	17,978	0.1%
Plasma Buyer LLC (dba PathGroup)(7)	First lien senior secured loan	S+	5.75%	05/2029	107,654	106,146	106,308	0.7%
Plasma Buyer LLC (dba PathGroup)(7)(18)(19)	First lien senior secured delayed draw term loan	S+	6.25%	05/2029	3,247	3,191	3,204	—%
Plasma Buyer LLC (dba PathGroup)(7)(18)	First lien senior secured revolving loan	S+	5.75%	05/2028	6,853	6,716	6,700	—%
PPV Intermediate Holdings, LLC(7)	First lien senior secured loan	S+	5.75%	08/2029	162,580	160,174	162,580	1.1%
PPV Intermediate Holdings, LLC(7)	First lien senior secured delayed draw term loan	S+	6.00%	08/2029	10,047	9,962	10,047	0.1%
Premise Health Holding Corp.(7)	First lien senior secured loan	S+	5.50%	03/2031	70,129	69,168	69,954	0.5%
Quva Pharma, Inc.(8)(18)	First lien senior secured loan	S+	5.50%	04/2028	5,906	5,806	5,846	—%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units		Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Quva Pharma, Inc.(8)(18)	First lien senior secured revolving loan	S+	5.50%	04/2026	382		378	377	—%
Soliant Lower Intermediate, LLC (dba Soliant)(6)(22)	First lien senior secured loan	S+	3.75%	07/2031	67,000		64,321	66,330	0.5%
TC Holdings, LLC (dba TrialCard)(7)(18)	First lien senior secured loan	S+	5.00%	04/2027	209,684		208,881	209,684	1.4%
Tivity Health, Inc.(6)	First lien senior secured loan	S+	5.00%	06/2029	75,017		75,018	75,017	0.5%
Unified Women's Healthcare, LP(7)	First lien senior secured loan	S+	5.25%	06/2029	82,035		81,600	82,035	0.6%
Unified Women's Healthcare, LP(6)(18)(19)	First lien senior secured delayed draw term loan	S+	5.25%	06/2029	62,572		62,118	62,572	0.4%
Unified Women's Healthcare, LP(7)	First lien senior secured loan	S+	5.50%	06/2029	68,372		67,922	68,372	0.5%
Vermont Aus Pty Ltd(14)(23)	First lien senior secured AUD term loan	B+	5.75%	03/2028	A$	70,715	47,947	43,564	0.3%
WCG Intermediate Corp. (f/k/a Da Vinci Purchaser Corp.) (dba WCG)(6)(21)(22)	First lien senior secured loan	S+	3.50%	01/2027	2,232		2,232	2,240	—%
							3,149,060	3,110,817	21.4%
Healthcare technology
Athenahealth Group Inc.(6)(22)	First lien senior secured loan	S+	3.25%	02/2029	26,059		$25,911	$26,088	0.2%
BCPE Osprey Buyer, Inc. (dba PartsSource)(7)	First lien senior secured loan	S+	5.75%	08/2028	52,681		52,180	52,023	0.4%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(18)(19)	First lien senior secured delayed draw term loan	S+	5.75%	08/2028	10,943		10,634	10,752	0.1%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(18)	First lien senior secured revolving loan	S+	5.75%	08/2026	3,103		3,079	3,045	—%
Bracket Intermediate Holding Corp.(7)(22)	First lien senior secured loan	S+	4.25%	05/2028	49,252		49,252	49,621	0.3%
Color Intermediate, LLC (dba ClaimsXten)(7)	First lien senior secured loan	S+	4.75%	10/2029	9,073		9,073	9,073	0.1%
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(6)	First lien senior secured loan	S+	5.00%	08/2031	350,839		348,894	349,962	2.4%
Ensemble RCM, LLC(7)(22)	First lien senior secured loan	S+	3.00%	08/2029	12,419		12,339	12,498	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(7)(18)	First lien senior secured loan	S+	6.00%	10/2028	24,580		24,278	24,150	0.2%
GI Ranger Intermediate, LLC (dba Rectangle Health)(7)(18)	First lien senior secured revolving loan	S+	6.00%	10/2027	195		179	166	—%
Imprivata, Inc.(7)(22)	First lien senior secured loan	S+	3.50%	12/2027	10,345		10,345	10,396	0.1%
Indikami Bidco, LLC (dba IntegriChain)(6)	First lien senior secured loan	S+	6.50% (2.50% PIK)	12/2030	47,874		46,920	47,635	0.3%
Indikami Bidco, LLC (dba IntegriChain)(6)(18)(19)	First lien senior secured delayed draw term loan	S+	6.00%	12/2030	375		324	373	—%
Indikami Bidco, LLC (dba IntegriChain)(6)(18)	First lien senior secured revolving loan	S+	6.00%	06/2030	1,689		1,601	1,666	—%
Inovalon Holdings, Inc.(7)(18)	First lien senior secured loan	S+	5.75%	11/2028	92,539		91,163	91,382	0.6%
Inovalon Holdings, Inc.(7)	Second lien senior secured loan	S+	10.50% PIK	11/2033	57,826		57,165	57,248	0.4%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(7)(18)(23)	First lien senior secured loan	S+	6.50%	08/2026	31,522		31,369	30,735	0.2%
Interoperability Bidco, Inc. (dba Lyniate)(7)(18)	First lien senior secured loan	S+	6.25%	03/2028	77,348		77,128	75,415	0.5%
Interoperability Bidco, Inc. (dba Lyniate)(6)(18)	First lien senior secured revolving loan	S+	6.25%	03/2028	313		277	162	—%
PointClickCare Technologies, Inc.(7)(22)(23)	First lien senior secured loan	S+	3.25%	11/2031	52,000		51,870	52,260	0.4%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Project Ruby Ultimate Parent Corp. (dba Wellsky)(6)(22)	First lien senior secured loan	S+	3.00%	03/2028	91,938	91,938	92,260	0.6%
Raven Acquisition Holdings, LLC (dba R1 RCM)(6)(22)	First lien senior secured loan	S+	3.25%	11/2031	79,333	78,945	79,460	0.5%
RL Datix Holdings (USA), Inc.(8)	First lien senior secured loan	S+	5.50%	04/2031	66,094	65,481	65,763	0.5%
RL Datix Holdings (USA), Inc.(7)(18)	First lien senior secured revolving loan	S+	5.50%	10/2030	1,650	1,533	1,584	—%
RL Datix Holdings (USA), Inc.(15)	First lien senior secured GBP term loan	SA+	5.50%	04/2031	£30,608	37,875	38,141	0.3%
Salinger Bidco Inc. (dba Surgical Information Systems)(6)	First lien senior secured loan	S+	5.75%	08/2031	59,336	58,479	59,188	0.4%
Southern Veterinary Partners, LLC(7)(22)	First lien senior secured loan	S+	3.25%	12/2031	30,000	29,848	30,180	0.2%
Zelis Cost Management Buyer, Inc.(6)(22)	First lien senior secured loan	S+	2.75%	09/2029	4,963	4,941	4,965	—%
Zelis Cost Management Buyer, Inc.(6)(22)	First lien senior secured loan	S+	3.25%	11/2031	100,000	99,510	100,250	0.7%
						1,372,531	1,376,441	9.5%
Household products
Home Service TopCo IV, Inc.(7)	First lien senior secured loan	S+	6.00%	12/2027	35,923	$35,668	$35,923	0.2%
Mario Midco Holdings, Inc. (dba Len the Plumber)(6)	Unsecured facility	S+	10.75% PIK	04/2032	32,775	32,218	31,628	0.2%
Mario Purchaser, LLC (dba Len the Plumber)(6)(18)	First lien senior secured loan	S+	5.75%	04/2029	116,644	114,810	113,014	0.8%
Mario Purchaser, LLC (dba Len the Plumber)(6)(18)	First lien senior secured revolving loan	S+	5.75%	04/2028	2,411	2,323	2,190	—%
SimpliSafe Holding Corporation(6)(18)	First lien senior secured loan	S+	6.25%	05/2028	141,111	139,328	141,111	1.0%
Southern Air & Heat Holdings, LLC(7)(18)(19)	First lien senior secured delayed draw term loan	S+	5.45%	10/2027	10,526	9,702	10,526	0.1%
Southern Air & Heat Holdings, LLC(7)(18)	First lien senior secured loan	S+	4.75%	10/2027	2,223	2,205	2,223	—%
Walker Edison Furniture Company LLC(7)(18)(26)(32)	First lien senior secured loan	S+	6.75% PIK	03/2027	4,674	3,705	615	—%
Walker Edison Furniture Company LLC(7)(26)(32)	First lien senior secured revolving loan	S+	6.25%	03/2027	1,333	1,333	857	—%
						341,292	338,087	2.3%
Human resource support services
AQ Carver Buyer, Inc. (dba CoAdvantage)(7)(22)	First lien senior secured loan	S+	5.50%	08/2029	22,219	$21,839	$22,163	0.2%
Cast & Crew Payroll, LLC(6)(22)	First lien senior secured loan	S+	3.75%	12/2028	29,795	29,611	28,833	0.2%
Cornerstone OnDemand, Inc.(6)(21)(22)	First lien senior secured loan	S+	3.75%	10/2028	19,450	19,391	17,028	0.1%
Cornerstone OnDemand, Inc.(6)	Second lien senior secured loan	S+	6.50%	10/2029	44,583	44,125	38,007	0.3%
IG Investments Holdings, LLC (dba Insight Global)(7)	First lien senior secured loan	S+	5.00%	09/2028	47,716	47,718	47,716	0.3%
iSolved, Inc.(6)(22)	First lien senior secured loan	S+	3.25%	10/2030	19,807	19,807	20,031	0.1%
UKG Inc. (dba Ultimate Software)(6)(22)	First lien senior secured loan	S+	3.00%	02/2031	18,680	18,680	18,797	0.1%
						201,171	192,575	1.3%
Infrastructure and environmental services
AWP Group Holdings, Inc.(6)(18)	First lien senior secured loan	S+	4.75%	12/2030	42,302	$42,303	$41,824	0.3%
Azuria Water Solutions, Inc. (f/k/a Aegion Corporation)(6)(21)(22)	First lien senior secured loan	S+	3.75%	05/2028	36,848	36,848	37,069	0.3%
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)(7)(18)	First lien senior secured loan	S+	5.50%	01/2031	51,648	51,119	51,648	0.4%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Geosyntec Consultants, Inc.(6)(22)	First lien senior secured loan	S+	3.75%	07/2031	5,000	4,974	5,032	—%
GI Apple Midco LLC (dba Atlas Technical Consultants)(6)(18)	First lien senior secured loan	S+	6.75%	04/2030	82,859	81,566	82,031	0.6%
GI Apple Midco LLC (dba Atlas Technical Consultants)(6)(18)	First lien senior secured revolving loan	S+	6.75%	04/2029	4,274	4,116	4,164	—%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(7)	First lien senior secured loan	S+	5.25%	02/2031	16,802	16,499	16,592	0.1%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(6)(18)(19)	First lien senior secured delayed draw term loan	S+	5.25%	02/2031	777	704	751	—%
Osmose Utilities Services, Inc.(6)(22)	First lien senior secured loan	S+	3.25%	06/2028	4,803	4,761	4,806	—%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(7)(18)	First lien senior secured loan	S+	5.75%	03/2028	38,446	37,961	38,253	0.3%
USIC Holdings, Inc.(7)(18)	First lien senior secured loan	S+	5.50%	09/2031	38,083	37,716	37,279	0.3%
USIC Holdings, Inc.(7)(18)	First lien senior secured revolving loan	S+	5.25%	09/2031	1,104	1,057	1,007	—%
Vessco Midco Holdings, LLC(6)	First lien senior secured loan	S+	4.75%	07/2031	71,654	70,970	71,296	0.5%
Vessco Midco Holdings, LLC(8)(18)(19)	First lien senior secured delayed draw term loan	S+	4.75%	07/2031	6,290	6,147	6,258	—%
						396,741	398,010	2.8%
Insurance
Acrisure, LLC(17)(22)(23)	Unsecured notes		8.50%	06/2029	18,375	$18,375	$19,123	0.1%
Acrisure, LLC(6)(22)	First lien senior secured loan	S+	3.00%	11/2030	92,186	92,186	92,158	0.6%
Alera Group, Inc.(6)(18)	First lien senior secured loan	S+	5.25%	10/2028	146,960	146,960	146,960	1.0%
Alera Group, Inc.(6)(18)(19)	First lien senior secured delayed draw term loan	S+	5.75%	10/2028	43,250	42,913	43,250	0.3%
AmeriLife Holdings LLC(7)(18)	First lien senior secured loan	S+	5.00%	08/2029	202,085	199,167	201,032	1.4%
Ardonagh Midco 3 PLC(7)(23)	First lien senior secured loan	S+	3.75%	02/2031	55,000	54,741	55,275	0.4%
AssuredPartners, Inc.(6)(22)	First lien senior secured loan	S+	3.50%	02/2031	59,853	59,755	59,931	0.4%
Asurion, LLC(6)(22)	Second lien senior secured loan	S+	5.25%	01/2029	104,017	99,785	100,148	0.7%
Asurion, LLC(6)(22)	Second lien senior secured loan	S+	5.25%	01/2028	42,700	40,511	41,602	0.3%
Brightway Holdings, LLC(7)(18)	First lien senior secured loan	S+	6.50%	12/2027	19,487	19,347	19,390	0.1%
Brightway Holdings, LLC(6)(18)	First lien senior secured revolving loan	S+	6.50%	12/2027	842	829	832	—%
Broadstreet Partners, Inc.(6)(22)	First lien senior secured loan	S+	3.00%	06/2031	13,600	13,600	13,634	0.1%
Diamond Mezzanine 24 LLC (dba United Risk)(7)	First lien senior secured loan	S+	5.00%	10/2030	92,625	92,162	92,162	0.6%
Diamond Mezzanine 24 LLC (dba United Risk)(16)	First lien senior secured revolving loan	P+	4.00%	10/2030	6,175	6,144	6,144	—%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(7)	First lien senior secured loan	S+	7.50%	03/2029	1,064	1,043	1,056	—%
Evolution BuyerCo, Inc. (dba SIAA)(7)(18)	First lien senior secured loan	S+	6.25%	04/2028	25,805	25,630	25,805	0.2%
Evolution BuyerCo, Inc. (dba SIAA)(7)	First lien senior secured delayed draw term loan	S+	6.75%	04/2028	1,570	1,570	1,570	—%
Evolution BuyerCo, Inc. (dba SIAA)(7)(18)(19)	First lien senior secured delayed draw term loan	S+	6.00%	04/2028	727	702	727	—%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Galway Borrower LLC(7)(18)(19)	First lien senior secured delayed draw term loan	S+	4.50%	09/2028	1,419	1,368	1,419	—%
Hub International(6)(22)	First lien senior secured loan	S+	2.75%	06/2030	12,382	12,382	12,444	0.1%
Hyperion Refinance S.à r.l (dba Howden Group)(6)(22)(23)	First lien senior secured loan	S+	3.00%	02/2031	30,133	30,133	30,305	0.2%
IMA Financial Group, Inc.(6)(22)	First lien senior secured loan	S+	3.00%	11/2028	59,092	59,092	59,092	0.4%
Integrated Specialty Coverages, LLC(6)	First lien senior secured loan	S+	4.75%	07/2030	65,430	65,271	65,430	0.5%
Integrity Marketing Acquisition, LLC(7)	First lien senior secured loan	S+	5.00%	08/2028	353,327	351,624	353,327	2.4%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(6)	First lien senior secured loan	S+	10.50% PIK	07/2030	16,559	16,432	16,559	0.1%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(16)(18)(26)(32)	First lien senior secured loan	P+	4.25%	12/2028	34,615	34,215	27,345	0.2%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(16)(26)(32)	First lien senior secured revolving loan	P+	4.25%	12/2027	3,415	3,363	2,698	—%
Mitchell International, Inc.(6)(22)	First lien senior secured loan	S+	3.25%	06/2031	82,094	81,709	82,029	0.6%
Mitchell International, Inc.(6)(22)	Second lien senior secured loan	S+	5.25%	06/2032	32,700	32,544	32,272	0.2%
PCF Midco II, LLC (dba PCF Insurance Services)(17)	First lien senior secured loan		9.00% PIK	10/2031	59,009	55,702	56,206	0.4%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(7)(18)	First lien senior secured loan	S+	5.50%	11/2028	155,045	155,045	155,045	1.1%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(6)	First lien senior secured loan	S+	5.50%	11/2028	27,965	27,965	27,965	0.2%
Simplicity Financial Marketing Group Holdings, Inc.(7)	First lien senior secured loan	S+	5.00%	12/2031	150,893	149,385	149,384	1.0%
Summit Acquisition Inc. (dba K2 Insurance Services)(7)	First lien senior secured loan	S+	3.75%	10/2031	20,000	19,902	19,900	0.1%
Tempo Buyer Corp. (dba Global Claims Services)(7)	First lien senior secured loan	S+	4.75%	08/2028	35,428	35,004	35,428	0.2%
THG Acquisition, LLC (dba Hilb)(6)(18)	First lien senior secured loan	S+	4.75%	10/2031	93,695	92,691	92,663	0.6%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(6)	First lien senior secured loan	S+	5.00%	12/2029	37,238	37,061	37,238	0.3%

						2,176,308	2,177,548	14.8%
Internet software and services
Activate Holdings (US) Corp. (dba Absolute Software)(7)(18)(23)	First lien senior secured loan	S+	5.25%	07/2030	5,711	$5,689	$5,711	—%
AI Titan Parent, Inc. (dba Prometheus Group)(6)	First lien senior secured loan	S+	4.75%	08/2031	33,962	33,635	33,623	0.2%
AlphaSense, Inc.(7)	First lien senior secured loan	S+	6.25%	06/2029	3,533	3,501	3,498	—%
Anaplan, Inc.(7)(18)	First lien senior secured loan	S+	5.25%	06/2029	231,397	231,337	231,397	1.6%
Appfire Technologies, LLC(7)(18)	First lien senior secured loan	S+	5.00%	03/2028	12,761	12,710	12,761	0.1%
Aptean Acquiror, Inc. (dba Aptean)(7)(18)	First lien senior secured loan	S+	5.00%	01/2031	88,349	87,533	88,128	0.6%
Armstrong Bidco Limited(15)(18)(23)	First lien senior secured GBP delayed draw term loan	SA+	5.25%	06/2029	£40,434	48,874	50,385	0.3%
Artifact Bidco, Inc. (dba Avetta)(7)	First lien senior secured loan	S+	4.50%	07/2031	15,498	15,425	15,420	0.1%
Avalara, Inc.(7)	First lien senior secured loan	S+	6.25%	10/2028	70,455	69,706	70,455	0.5%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(6)(18)	First lien senior secured loan	S+	6.50%	03/2031	17,955	17,658	17,820	0.1%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Barracuda Networks, Inc.(7)(22)	First lien senior secured loan	S+	4.50%	08/2029	14,154	13,839	13,058	0.1%
Barracuda Networks, Inc.(7)	Second lien senior secured loan	S+	7.00%	08/2030	93,250	91,030	74,600	0.5%
Bayshore Intermediate #2, L.P. (dba Boomi)(7)	First lien senior secured loan	S+	6.25% (3.38% PIK)	10/2028	212,779	212,742	212,779	1.5%
BCTO BSI Buyer, Inc. (dba Buildertrend)(7)	First lien senior secured loan	S+	6.50%	12/2026	1,201	1,196	1,201	—%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(7)(18)	First lien senior secured loan	S+	5.50%	08/2027	10,219	10,094	9,922	0.1%
Central Parent Inc. (dba CDK Global Inc.)(7)(22)	First lien senior secured loan	S+	3.25%	07/2029	9,306	9,306	9,168	0.1%
CivicPlus, LLC(7)(18)	First lien senior secured loan	S+	5.75%	08/2027	28,605	28,458	28,605	0.2%
Cloud Software Group, Inc.(7)(22)	First lien senior secured loan	S+	3.75%	03/2031	80,012	80,012	80,180	0.6%
Cloud Software Group, Inc.(7)(22)	First lien senior secured loan	S+	3.50%	03/2029	55,295	55,295	55,416	0.4%
Clover Holdings 2, LLC (dba Cohesity)(7)	First lien senior secured loan	S+	4.00%	12/2031	69,821	69,136	69,123	0.5%
Coupa Holdings, LLC(7)	First lien senior secured loan	S+	5.25%	02/2030	24,222	24,222	24,222	0.2%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(8)	Unsecured notes	S+	11.75% PIK	06/2034	20,135	19,813	20,135	0.1%
Crewline Buyer, Inc. (dba New Relic)(6)	First lien senior secured loan	S+	6.75%	11/2030	171,701	169,413	169,555	1.2%
Databricks, Inc.(6)	First lien senior secured loan	S+	4.50%	01/2031	73,469	73,102	73,102	0.5%
Delta TopCo, Inc. (dba Infoblox, Inc.)(7)(22)	First lien senior secured loan	S+	3.50%	11/2029	28,824	28,755	29,035	0.2%
Delta TopCo, Inc. (dba Infoblox, Inc.)(8)(22)	Second lien senior secured loan	S+	5.25%	11/2030	33,000	32,840	33,429	0.2%
Diamond Insure Bidco (dba Acturis)(13)(23)	First lien senior secured EUR term loan	E+	4.25%	07/2031	€3,123	3,289	3,178	—%
Diamond Insure Bidco (dba Acturis)(15)(23)	First lien senior secured GBP term loan	SA+	4.50%	07/2031	£10,209	12,665	12,563	0.1%
E2open, LLC(6)(22)	First lien senior secured loan	S+	3.50%	02/2028	5,134	5,128	5,153	—%
EET Buyer, Inc. (dba e-Emphasys)(7)(18)	First lien senior secured loan	S+	4.75%	11/2027	40,171	39,806	40,171	0.3%
Entrata, Inc.(6)	First lien senior secured loan	S+	5.75%	07/2030	4,442	4,386	4,442	—%
Forescout Technologies, Inc.(7)	First lien senior secured loan	S+	5.00%	05/2031	9,236	9,193	9,190	0.1%
Granicus, Inc.(7)	First lien senior secured loan	S+	5.75% (2.25% PIK)	01/2031	33,127	32,836	33,127	0.2%
Granicus, Inc.(7)	First lien senior secured delayed draw term loan	S+	5.25% (2.25% PIK)	01/2031	4,908	4,863	4,859	—%
GS Acquisitionco, Inc. (dba insightsoftware)(7)(18)	First lien senior secured loan	S+	5.25%	05/2028	9,540	9,523	9,468	0.1%
Hyland Software, Inc.(6)	First lien senior secured loan	S+	6.00%	09/2030	145,743	143,848	145,743	1.0%
Icefall Parent, Inc. (dba EngageSmart)(6)	First lien senior secured loan	S+	6.50%	01/2030	28,869	28,360	28,869	0.2%
Ivanti Software, Inc.(7)	Second lien senior secured loan	S+	7.25%	12/2028	19,000	18,943	10,450	0.1%
Ivanti Software, Inc.(6)(22)	First lien senior secured loan	S+	4.25%	12/2027	12,835	12,100	8,792	0.1%
Javelin Buyer, Inc. (dba JAGGAER)(7)(22)	First lien senior secured loan	S+	3.25%	10/2031	15,000	14,963	15,104	0.1%
JS Parent, Inc. (dba Jama Software)(7)	First lien senior secured loan	S+	5.00%	04/2031	909	905	909	—%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Litera Bidco LLC(6)(18)	First lien senior secured loan	S+	5.00%	05/2028	38,654	38,477	38,558	0.3%
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(6)(23)	First lien senior secured loan	S+	5.00%	07/2028	168,082	167,898	168,082	1.2%
Ministry Brands Holdings, LLC(6)(18)	First lien senior secured loan	S+	5.50%	12/2028	52,937	52,269	52,540	0.4%
Mitnick Corporate Purchaser, Inc.(8)(18)	First lien senior secured revolving loan	S+	3.00%	05/2027	1,700	1,705	1,044	—%
Oranje Holdco, Inc. (dba KnowBe4)(7)	First lien senior secured loan	S+	7.75%	02/2029	81,182	80,262	81,182	0.6%
Oranje Holdco, Inc. (dba KnowBe4)(7)	First lien senior secured loan	S+	7.25%	02/2029	34,017	33,715	33,762	0.2%
PDI TA Holdings, Inc.(7)	First lien senior secured loan	S+	5.00%	02/2031	64,206	63,371	63,564	0.4%
PDI TA Holdings, Inc.(7)(18)(19)	First lien senior secured delayed draw term loan	S+	5.50%	02/2031	8,328	8,125	8,211	0.1%
Perforce Software, Inc.(6)(22)	First lien senior secured loan	S+	4.75%	03/2031	4,975	4,952	4,903	—%
Perforce Software, Inc.(6)	First lien senior secured loan	S+	4.75%	06/2029	14,663	14,443	14,443	0.1%
Project Alpha Intermediate Holding, Inc. (dba Qlik)(7)(22)	First lien senior secured loan	S+	3.25%	10/2030	24,626	24,562	24,768	0.2%
Proofpoint, Inc.(6)(22)	First lien senior secured loan	S+	3.00%	08/2028	64,197	64,197	64,460	0.4%
QAD, Inc.(6)	First lien senior secured loan	S+	4.75%	11/2027	46,287	46,287	46,172	0.3%
SailPoint Technologies Holdings, Inc.(7)	First lien senior secured loan	S+	6.00%	08/2029	39,167	38,556	39,167	0.3%
Securonix, Inc.(7)	First lien senior secured loan	S+	7.75% (3.75% PIK)	04/2028	29,661	29,478	25,731	0.2%
Securonix, Inc.(7)(18)	First lien senior secured revolving loan	S+	7.00%	04/2028	120	91	(587)	—%
Sedgwick Claims Management Services, Inc.(7)(22)	First lien senior secured loan	S+	3.00%	07/2031	24,813	24,758	24,937	0.2%
Sitecore Holding III A/S(12)	First lien senior secured EUR term loan	E+	7.75% (4.25% PIK)	03/2029	€25,001	26,219	25,889	0.2%
Sitecore Holding III A/S(7)	First lien senior secured loan	S+	7.75% (4.25% PIK)	03/2029	4,290	4,265	4,290	—%
Sitecore USA, Inc.(7)	First lien senior secured loan	S+	7.75% (4.25% PIK)	03/2029	25,865	25,713	25,865	0.2%
Sophos Holdings, LLC(6)(22)(23)	First lien senior secured loan	S+	3.50%	03/2027	19,722	19,691	19,830	0.1%
Spaceship Purchaser, Inc. (dba Squarespace)(7)	First lien senior secured loan	S+	5.00%	10/2031	125,702	125,087	125,074	0.9%
Storable, Inc.(6)(22)	First lien senior secured loan	S+	3.50%	04/2028	64,476	64,077	64,856	0.4%
Thunder Purchaser, Inc. (dba Vector Solutions)(7)	First lien senior secured loan	S+	5.25%	06/2028	11,522	11,466	11,464	0.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(7)	First lien senior secured loan	S+	5.50%	06/2028	12,680	12,607	12,680	0.1%
VIRTUSA CORPORATION(6)(22)	First lien senior secured loan	S+	3.25%	02/2029	9,677	9,677	9,734	0.1%
When I Work, Inc.(7)	First lien senior secured loan	S+	5.50%	11/2027	26,946	26,827	26,003	0.2%
Zendesk, Inc.(7)	First lien senior secured loan	S+	5.00%	11/2028	145,037	143,231	145,037	1.0%
						2,948,135	2,926,405	20.4%
Leisure and entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(6)(23)	First lien senior secured loan	S+	5.25%	07/2031	341,349	$337,162	$340,496	2.3%
Cirque du Soleil Canada, Inc.(7)(21)(22)(23)	First lien senior secured loan	S+	3.75%	03/2030	37,072	36,989	36,423	0.3%
Pretzel Parent, Inc.(6)(22)	First lien senior secured loan	S+	4.50%	08/2031	37,500	36,959	37,736	0.3%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Troon Golf, L.L.C.(7)(18)	First lien senior secured loan	S+	4.50%	08/2028	382,656	382,396	382,656	2.6%
						793,506	797,311	5.5%
Manufacturing
ACR Group Borrower, LLC(7)(18)	First lien senior secured loan	S+	4.75%	03/2028	1,896	$1,879	$1,886	—%
ACR Group Borrower, LLC(7)	First lien senior secured loan	S+	4.25%	03/2028	3,981	3,950	3,911	—%
ACR Group Borrower, LLC(7)	First lien senior secured loan	S+	5.75%	03/2028	855	847	855	—%
Chariot Buyer LLC (dba Chamberlain Group)(6)(22)	First lien senior secured loan	S+	3.25%	11/2028	3,915	3,915	3,934	—%
CPM Holdings, Inc.(6)(21)(22)	First lien senior secured loan	S+	4.50%	09/2028	49,500	48,402	47,906	0.3%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(21)	Second lien senior secured loan	S+	6.50%	05/2029	37,181	37,063	37,181	0.3%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(21)	Second lien senior secured loan	S+	6.00%	05/2029	19,160	19,126	19,112	0.1%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(22)	First lien senior secured loan	S+	3.75%	05/2028	13,179	12,937	13,253	0.1%
Faraday Buyer, LLC (dba MacLean Power Systems)(7)	First lien senior secured loan	S+	6.00%	10/2028	134,913	132,723	133,564	0.9%
Filtration Group Corporation(6)(22)	First lien senior secured loan	S+	3.50%	10/2028	25,385	25,357	25,558	0.2%
FR Flow Control CB LLC (dba Trillium Flow Technologies)(7)(23)	First lien senior secured loan	S+	5.25%	12/2029	141,533	140,478	140,472	1.0%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)(18)	First lien senior secured loan	S+	4.00%	12/2027	38,296	38,036	38,296	0.3%
Helix Acquisition Holdings, Inc. (dba MW Industries)(6)	First lien senior secured loan	S+	7.00%	03/2030	61,484	59,969	61,023	0.4%
Ideal Tridon Holdings, Inc.(7)	First lien senior secured loan	S+	6.75%	04/2028	89,866	87,937	89,866	0.6%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(7)(18)	First lien senior secured loan	S+	6.00%	07/2027	60,717	60,400	60,717	0.4%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(7)	First lien senior secured loan	S+	6.25%	07/2027	4,620	4,566	4,620	—%
Pro Mach Group, Inc.(6)(22)	First lien senior secured loan	S+	3.50%	08/2028	68,777	68,777	69,279	0.5%
Sonny's Enterprises, LLC(7)(18)	First lien senior secured loan	S+	5.50%	08/2028	162,893	161,184	162,078	1.1%
Sonny's Enterprises, LLC(7)(18)(19)	First lien senior secured delayed draw term loan	S+	5.50%	08/2028	3,592	3,423	3,574	—%
Sonny's Enterprises, LLC(7)(18)	First lien senior secured revolving loan	S+	5.50%	08/2027	6,475	6,245	6,346	—%
						917,214	923,431	6.2%
Professional services
AmSpec Parent, LLC(6)	First lien senior secured loan	S+	4.25%	12/2031	34,667	$34,493	$34,493	0.2%
Apex Group Treasury LLC(7)(22)(23)	First lien senior secured loan	S+	4.00%	07/2028	123,250	123,081	124,224	0.9%
Certinia Inc.(7)	First lien senior secured loan	S+	5.25%	08/2030	44,118	43,517	44,118	0.3%
Element Materials Technology(7)(21)(22)(23)	First lien senior secured loan	S+	3.75%	06/2029	27,388	27,388	27,509	0.2%
EP Purchaser, LLC (dba Entertainment Partners)(7)(22)	First lien senior secured loan	S+	4.50%	11/2028	29,596	28,834	29,670	0.2%
Essential Services Holding Corporation (dba Turnpoint)(6)	First lien senior secured loan	S+	5.00%	06/2031	35,548	35,213	35,193	0.2%
Gerson Lehrman Group, Inc.(7)	First lien senior secured loan	S+	5.25%	12/2027	166,014	164,851	165,599	1.1%
Guidehouse Inc.(6)	First lien senior secured loan	S+	5.75% (2.00% PIK)	12/2030	107,401	107,401	106,864	0.7%
Paris US Holdco, Inc. (dba Precinmac)(6)	First lien senior secured loan	S+	5.00%	12/2031	69,995	69,301	69,295	0.5%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Relativity ODA LLC(6)	First lien senior secured loan	S+	4.50%	05/2029	32,738	32,614	32,656	0.2%
Sensor Technology Topco, Inc. (dba Humanetics)(7)(18)	First lien senior secured loan	S+	7.00%	05/2028	237,888	237,032	239,078	1.6%
Sensor Technology Topco, Inc. (dba Humanetics)(12)(18)	First lien senior secured EUR term loan	E+	7.25%	05/2028	€42,993	46,532	44,736	0.3%
Sensor Technology Topco, Inc. (dba Humanetics)(6)(18)	First lien senior secured revolving loan	S+	6.50%	05/2028	13,312	13,242	13,368	0.1%
Sovos Compliance, LLC(6)(22)	First lien senior secured loan	S+	4.50%	08/2028	28,748	28,379	28,920	0.2%
Thevelia (US) LLC (dba Tricor)(7)(22)(23)	First lien senior secured loan	S+	3.25%	06/2029	22,820	22,820	22,934	0.2%
Vensure Employer Services, Inc.(7)	First lien senior secured loan	S+	5.00%	09/2031	165,612	164,019	163,956	1.1%
Vistage International, Inc.(7)(22)	First lien senior secured loan	S+	4.75%	07/2029	29,841	29,632	29,823	0.2%
						1,208,349	1,212,436	8.2%
Specialty retail
Galls, LLC(7)(18)	First lien senior secured loan	S+	6.50% (1.50% PIK)	03/2030	122,212	$120,371	$122,212	0.8%
Ideal Image Development, LLC(7)	First lien senior secured loan	S+	6.50% PIK	02/2029	2,397	2,378	2,337	—%
Ideal Image Development, LLC(6)	First lien senior secured loan	S+	6.00%	05/2026	637	637	637	—%
Ideal Image Development, LLC(9)(18)	First lien senior secured revolving loan	S+	6.50% PIK	02/2029	765	765	741	—%
Milan Laser Holdings LLC(7)	First lien senior secured loan	S+	5.00%	04/2027	20,010	19,921	20,010	0.1%
Notorious Topco, LLC (dba Beauty Industry Group)(7)(18)	First lien senior secured loan	S+	7.25% (2.50% PIK)	11/2027	229,991	228,021	204,692	1.4%
The Shade Store, LLC(7)	First lien senior secured loan	S+	6.00%	10/2029	104,777	102,639	102,158	0.7%
The Shade Store, LLC(6)	First lien senior secured delayed draw term loan	S+	7.00%	10/2029	10,580	10,395	10,580	0.1%
The Shade Store, LLC(7)(18)	First lien senior secured revolving loan	S+	6.00%	10/2028	2,592	2,419	2,322	—%
						487,546	465,689	3.1%
Telecommunications
CCI BUYER, INC. (dba Consumer Cellular)(7)(21)(22)	First lien senior secured loan	S+	4.00%	12/2027	39,589	$39,331	$39,573	0.3%
EOS Finco S.A.R.L(8)(23)	First lien senior secured loan	S+	6.00%	10/2029	66,435	63,444	44,512	0.3%
Level 3 Financing, Inc.(6)(22)(23)	First lien senior secured loan	S+	6.56%	04/2029	39,096	38,475	39,811	0.3%
Level 3 Financing, Inc.(6)(22)(23)	First lien senior secured loan	S+	6.56%	04/2030	39,096	38,382	39,800	0.3%
Park Place Technologies, LLC(6)	First lien senior secured loan	S+	5.25%	03/2031	85,961	85,170	85,531	0.6%
Park Place Technologies, LLC(6)(18)	First lien senior secured revolving loan	S+	5.25%	03/2030	2,900	2,812	2,850	—%
PPT Holdings III, LLC (dba Park Place Technologies)(17)	First lien senior secured loan		12.75% PIK	03/2034	30,329	29,669	29,950	0.2%
						297,283	282,027	2.0%
Transportation
Lightbeam Bidco, Inc. (dba Lazer Spot)(7)(18)	First lien senior secured loan	S+	5.00%	05/2030	139,256	$139,264	$139,256	1.0%
Motus Group, LLC(7)(22)	First lien senior secured loan	S+	4.00%	12/2028	7,443	7,443	7,498	0.1%
						146,707	146,754	1.1%
Total non-controlled/non-affiliated portfolio company debt investments						$24,876,159	$24,789,844	169.7%

Equity Investments

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Asset based lending and fund finance
Amergin Asset Management, LLC(24)(26)	Class A Units		N/A	N/A	50,000,000	$1	$1,555	—%
						1	1,555	—%
Automotive services
CD&R Value Building Partners I, L.P. (dba Belron)(23)(24)(26)(33)	LP Interest		N/A	N/A	33,000	$31,934	$38,072	0.3%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(17)(24)	Series A Convertible Preferred Stock		7.00% PIK	N/A	12,951	13,662	13,887	0.1%
						45,596	51,959	0.4%
Buildings and real estate
Dodge Construction Network Holdings, L.P.(24)(26)	Class A-2 Common Units		N/A	N/A	143,963	$123	$20	—%
Dodge Construction Network Holdings, L.P.(7)(24)	Series A Preferred Units	S+	8.25%	N/A	—	3	2	—%
						126	22	—%
Business services
Denali Holding, LP (dba Summit Companies)(24)(26)	Class A Units		N/A	N/A	686,513	$7,076	$12,122	0.1%
Hercules Buyer, LLC (dba The Vincit Group)(24)(26)(28)	Common Units		N/A	N/A	10,000	12	12	—%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(8)(24)	Perpetual Preferred Stock	S+	10.75% PIK	N/A	53,600	73,370	74,361	0.5%
						80,458	86,495	0.6%
Consumer products
ASP Conair Holdings LP(24)(26)	Class A Units		N/A	N/A	9,286	$929	$1,009	—%
						929	1,009	—%
Financial services
Vestwell Holdings, Inc.(24)(26)	Series D Preferred Stock		N/A	N/A	50,726	$1,007	$1,000	—%
						1,007	1,000	—%
Food and beverage
Hissho Sushi Holdings, LLC(24)(26)	Class A Units		N/A	N/A	941,780	$7,536	$12,153	0.1%
						7,536	12,153	0.1%
Healthcare equipment and services
KPCI Holdings, L.P.(24)(26)	Class A Units		N/A	N/A	1,781	$2,313	$4,977	—%
Maia Aggregator, LP(24)(26)	Class A-2 Units		N/A	N/A	12,921,348	12,921	11,687	0.1%
Patriot Holdings SCSp (dba Corza Health, Inc.)(23)(24)(26)	Class B Units		N/A	N/A	17,221	180	71	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(17)(23)(24)	Class A Units		8.00% PIK	N/A	1,251	1,547	1,539	—%
Rhea Acquisition Holdings, LP(24)(26)	Series A-2 Units		N/A	N/A	11,964,286	11,964	14,493	0.1%
						28,925	32,767	0.2%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(24)(26)	Class A Interests		N/A	N/A	3,520	$3,520	$3,220	—%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(24)(26)	Class A Interest		N/A	N/A	1,205	12,048	13,657	0.1%
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(17)(24)	Series A Preferred Stock		15.00% PIK	N/A	27,355	31,238	29,397	0.2%
XOMA Corporation(24)(26)	Warrants		N/A	N/A	54,000	369	629	—%
						47,175	46,903	0.3%
Healthcare technology
BEHP Co-Investor II, L.P.(23)(24)(26)	LP Interest		N/A	N/A	1,269,969	$1,042	$1,297	—%
Minerva Holdco, Inc.(17)(24)	Senior A Preferred Stock		10.75% PIK	N/A	100,000	134,843	131,874	0.9%
Orange Blossom Parent, Inc.(24)(26)	Common Units		N/A	N/A	16,667	1,667	1,664	—%
WP Irving Co-Invest, L.P.(23)(24)(26)	Partnership Units		N/A	N/A	1,250,000	960	1,276	—%
						138,512	136,111	0.9%
Household products

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Walker Edison Holdco LLC(24)(26)	Common Units		N/A	N/A	29,167	$2,818	$—	—%
						2,818	—	—%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(17)(24)	Series A Preferred Stock		10.50% PIK	N/A	12,750	$17,499	$13,999	0.1%
						17,499	13,999	0.1%
Insurance
Accelerate Topco Holdings, LLC(24)(26)	Common Units		N/A	N/A	91,805	$2,535	$4,379	—%
Evolution Parent, LP (dba SIAA)(24)(26)	LP Interest		N/A	N/A	2,703	270	307	—%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(24)(26)	LP Interest		N/A	N/A	42,053	427	420	—%
Hockey Parent Holdings, L.P.(24)(26)	Class A Common Units		N/A	N/A	25,000	25,000	27,932	0.2%
PCF Holdco, LLC (dba PCF Insurance Services)(24)(26)	Class A Units		N/A	N/A	6,047,390	15,336	28,252	0.2%
PCF Holdco, LLC (dba PCF Insurance Services)(24)(26)	Warrants		N/A	N/A	1,503,286	5,129	4,744	—%
PCF Holdco, LLC (dba PCF Insurance Services)(17)(24)	Preferred equity		15.00% PIK	N/A	24,943	17,979	22,262	0.2%
						66,676	88,296	0.6%
Internet software and services
AlphaSense, LLC(24)(26)	Series E Preferred Shares		N/A	N/A	16,929	$765	$760	—%
BCTO WIW Holdings, Inc. (dba When I Work)(24)(26)	Class A Common Stock		N/A	N/A	57,000	5,700	3,116	—%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(24)(26)	Common Units		N/A	N/A	1,729,439	1,729	2,596	—%
Elliott Alto Co-Investor Aggregator L.P.(23)(24)(26)	LP Interest		N/A	N/A	6,530	6,572	10,170	0.1%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(23)(24)(26)	LP Interest		N/A	N/A	989	989	1,239	—%
Bird Holding B.V. (fka MessageBird Holding B.V.)(23)(24)(26)	Extended Series C Warrants		N/A	N/A	7,980	49	12	—%
Project Alpine Co-Invest Fund, LP(23)(24)(26)	LP Interest		N/A	N/A	17,000	17,012	22,325	0.2%
Project Hotel California Co-Invest Fund, L.P.(23)(24)(26)	LP Interest		N/A	N/A	3,522	3,525	4,056	—%
Thunder Topco L.P. (dba Vector Solutions)(24)(26)	Common Units		N/A	N/A	712,884	713	848	—%
WMC Bidco, Inc. (dba West Monroe)(17)(24)	Senior Preferred Stock		11.25% PIK	N/A	33,385	46,982	46,480	0.3%
Zoro TopCo, Inc.(7)(24)	Series A Preferred Equity	S+	9.50% PIK	N/A	16,562	20,992	21,503	0.1%
Zoro TopCo, L.P.(24)(26)	Class A Common Units		N/A	N/A	1,380,129	13,801	15,027	0.1%
						118,829	128,132	0.8%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(24)(26)	LP Interest		N/A	N/A	1,000	$100	$118	—%
						100	118	—%
Specialty retail
Ideal Topco, L.P.(24)(26)	Class A-1 Preferred Units		N/A	N/A	4,756,098	4,756	4,376	—%
Ideal Topco, L.P.(24)(26)	Class A-2 Common Units		N/A	N/A	3,109,754	—	—	—%
						4,756	4,376	—%
Total non-controlled/non-affiliated portfolio company equity investments						$560,943	$604,895	4.0%
Total non-controlled/non-affiliated portfolio company investments						$25,437,102	$25,394,739	173.7%
Non-controlled/affiliated portfolio company investments
Debt Investments(5)

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Education
Pluralsight, LLC(7)(30)	First lien senior secured loan	S+	7.50% PIK	08/2029	1,229	$1,229	$1,229	—%
Pluralsight, LLC(7)(18)(30)	First lien senior secured loan	S+	4.50% (1.50% PIK)	08/2029	1,195	1,195	1,195	—%
						2,424	2,424	—%
Total non-controlled/affiliated portfolio company debt investments						$2,424	$2,424	—%
Equity Investments
Education
Paradigmatic Holdco LLC (dba Pluralsight)(24)(26)(30)	Common stock		N/A	N/A	396,827	$1,053	$1,053	—%
						1,053	1,053	—%
Pharmaceuticals
LSI Financing 1 DAC(23)(24)(30)	Preferred equity		N/A	N/A	4,778	$4,828	$4,771	—%
						4,828	4,771	—%
Total non-controlled/affiliated portfolio company equity investments						$5,881	$5,824	—%
Total non-controlled/affiliated portfolio company investments						$8,305	$8,248	—%

Controlled/affiliated portfolio company investments
Debt Investments(5)
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(17)(18)(23)(31)	First lien senior secured loan		12.00% PIK	07/2030	45,106	$44,801	$45,106	0.3%
AAM Series 2.1 Aviation Feeder, LLC(17)(18)(23)(31)	First lien senior secured loan		12.00% PIK	11/2030	45,630	45,630	45,630	0.3%
						90,431	90,736	0.6%
Total controlled/affiliated portfolio company debt investments						$90,431	$90,736	0.6%
Equity Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(18)(19)(23)(24)(26)(31)	LLC Interest		N/A	N/A	26,763	$26,766	$30,006	0.2%
AAM Series 2.1 Aviation Feeder, LLC(18)(19)(23)(24)(26)(31)	LLC Interest		N/A	N/A	25,601	25,641	32,050	0.2%
						52,407	62,056	0.4%
Insurance
Fifth Season Investments LLC(24)(27)(31)	Class A Units		N/A	N/A	28	$202,375	$223,274	1.5%
						202,375	223,274	1.5%
Joint ventures
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(23)(24)(31)(33)	LLC Interest		N/A	N/A	314,808	$314,808	$311,609	2.1%
Blue Owl Credit SLF LLC(23)(24)(31)(33)	LLC Interest		N/A	N/A	4,270	4,270	4,294	—%
						319,078	315,903	2.1%
Pharmaceuticals
LSI Financing LLC(18)(19)(23)(24)(31)(33)	Common Equity		N/A	N/A	288,704	$288,704	$293,775	2.0%
						288,704	293,775	2.0%
Total controlled/affiliated portfolio company equity investments						$862,564	$895,008	6.0%
Total controlled/affiliated portfolio company investments						$952,995	$985,744	6.6%

Total non-controlled/non-affiliated misc. debt commitments(18)(34)(Note 7)						$(14,737)	$(9,837)	(0.1)%
Total Investments						$26,383,665	$26,378,894	180.2%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)

	Interest Rate Swaps as of December 31, 2024
	Company Receives	Company Pays(c)	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/(Depreciation)	Hedged Instrument	Footnote Reference
Interest rate swap(a)(b)	7.75%	S + 3.84%	9/16/2027	$600,000	$(703)	$—	$(7,206)	September 2027 Notes	Note 5
Cross-currency swap(a)(b)(e)	6.50%	S + 2.67%	10/23/2027	251,508	(20,635)	—	(20,635)	AUD 2027 Notes	Note 5
Interest rate swap(b)(d)	6.50%	B + 2.72%	10/23/2027	43,960	(47)	—	(47)	AUD 2027 Notes	Note 5
Interest rate swap(a)(b)	7.95%	S + 3.79%	5/13/2028	650,000	502	—	502	June 2028 Notes	Note 5
Interest rate swap(a)(b)	7.75%	S + 3.65%	1/15/2029	550,000	(399)	—	(12,546)	January 2029 Notes	Note 5
Interest rate swap(a)(b)	6.60%	S + 2.34%	8/15/2029	500,000	3,745	—	3,745	September 2029 Notes	Note 5
Interest rate swap(a)(b)	5.80%	S + 2.62%	2/15/2030	1,000,000	(44,519)	—	(44,519)	March 2030 Notes	Note 5
Interest rate swap(a)(b)	6.65%	S + 2.90%	1/15/2031	750,000	(14,239)	—	(14,239)	March 2031 Notes	Note 5
Total				$4,345,468	$(76,295)	$—	$(94,945)
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
(c) The Company has an International Swaps and Derivatives Association (“ISDA”) agreement with Goldman Sachs Bank USA.
(d) Contains a variable rate structure. Bears interest at a rate determined by BBSY.
(e) The associated change in foreign exchange rate of derivative is recorded along with the change in foreign exchange rate of the note within translation of assets and liabilities in foreign currencies.

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
(5)Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”) (which can include one-, three-, six- or twelve-month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”), Canadian Overnight Repo Rate Average (“CORRA” or “C”) (which can include one- or three-month CORRA), Australian Bank Bill Swap Bid Rate (“BBSY” or “B”) (which can include one-, three-, or six-month BBSY), Sterling (SP) Overnight Interbank Average Rate (“SONIA” or “SA”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“Prime” or “P”), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)The interest rate on these investments is subject to 1 month SOFR, which as of December 31, 2024 was 4.33%.
(7)The interest rate on these investments is subject to 3 month SOFR, which as of December 31, 2024 was 4.31%.
(8)The interest rate on these investments is subject to 6 month SOFR, which as of December 31, 2024 was 4.25%.
(9)The interest rate on these investments is subject to 12 month SOFR, which as of December 31, 2024 was 4.18%.
(10)The interest rate on these investments is subject to 3 month CORRA, which as of December 31, 2024 was 3.15%.
(11)The interest rate on these investments is subject to 1 month EURIBOR, which as of December 31, 2024 was 2.85%.
(12)The interest rate on these investments is subject to 3 month EURIBOR, which as of December 31, 2024 was 2.71%.
(13)The interest rate on these investments is subject to 6 month EURIBOR, which as of December 31, 2024 was 2.57%.
(14)The interest rate on these investments is subject to 3 month BBSY, which as of December 31, 2024 was 4.42%.
(15)The interest rate on these investments is subject to SONIA, which as of December 31, 2024 was 4.70%.
(16)The interest rate on these investments is subject to Prime, which as of December 31, 2024 was 7.50%.
(17)Investment does not contain a variable rate structure.
(18)Position or portion thereof is a partially unfunded debt or equity commitment. See Note 7 “Commitments and Contingencies”.

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(34)
Non-controlled/non-affiliated - delayed draw debt commitments
ACR Group Borrower, LLC	First lien senior secured delayed draw term loan	5/2025	$733	$100	$—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(34)
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	—	108,341	(85)
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	9/2026	—	6,792	(34)
Alera Group, Inc.	First lien senior secured delayed draw term loan	11/2025	43,250	2,446	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	716	(7)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	12/2025	—	707	(7)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	6/2026	15,740	16,715	—
AmSpec Parent, LLC	First lien senior secured delayed draw term loan	12/2027	—	5,333	(13)
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	3/2025	—	5,562	—
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	6/2026	—	2,688	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	1/2026	1,419	3,974	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	3,793	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	5,288	26,398	—
Baker Tilly Advisory Group, L.P.	First lien senior secured delayed draw term loan	6/2026	—	14,940	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	11/2026	—	26,912	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	3/2025	8,941	6,173	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	10/2025	4,568	21,926	—
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured delayed draw term loan	1/2026	—	11,083	—
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured delayed draw term loan	10/2025	1,109	4,049	—
BTRS HOLDINGS INC. (dba Billtrust)	First lien senior secured delayed draw term loan	12/2028	913	4	—
Capstone Acquisition Holdings, Inc.	First lien senior secured delayed draw term loan	8/2026	—	1,789	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured delayed draw term loan	1/2026	6,205	8,530	—
Chrysaor Bidco s.à r.l. (dba AlterDomus)	First lien senior secured delayed draw term loan	5/2026	—	689	—
CMG HoldCo, LLC (dba Crete United)	First lien senior secured delayed draw term loan	10/2026	—	10,141	(101)
CMG HoldCo, LLC (dba Crete United)	First lien senior secured delayed draw term loan	11/2025	14,420	10,916	—
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	2/2026	—	25,566	—
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	5/2026	—	23,639	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	8/2025	—	2,174	—
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	9/2025	—	7,612	—
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	6/2026	—	4,478	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2026	—	12,046	(30)

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(34)
Databricks, Inc.	First lien senior secured delayed draw term loan	7/2026	—	16,531	(83)
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	6/2026	—	15,899	—
Diamond Mezzanine 24 LLC (dba United Risk)	First lien senior secured delayed draw term loan	10/2026	—	24,700	—
Dresser Utility Solutions, LLC	First lien senior secured delayed draw term loan	9/2025	—	7,537	—
DuraServ LLC	First lien senior secured delayed draw term loan	6/2026	24,034	24,418	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	4/2026	—	8,523	—
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	12/2025	—	8,048	(60)
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured delayed draw term loan	6/2026	—	6,970	(35)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	12/2025	727	3,671	—
Faraday Buyer, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	11/2025	—	14,307	—
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured delayed draw term loan	6/2026	—	28,307	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	8/2025	464	4,536	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	2/2026	354	896	—
Galls, LLC	First lien senior secured delayed draw term loan	3/2026	4,312	34,926	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	7/2026	895	48,838	—
Gehl Foods, LLC	First lien senior secured delayed draw term loan	12/2025	3,639	5,458	—
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured delayed draw term loan	4/2025	1,724	14,090	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	3/2026	72	254	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	7/2026	—	13,434	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	12/2025	375	6,194	—
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	1/2025	—	1,780	—
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	4/2026	—	22,020	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	53,446	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	6/2026	—	5,079	(127)
Kaseya Inc.	First lien senior secured delayed draw term loan	6/2025	847	3,230	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured delayed draw term loan	2/2026	777	6,695	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	11/2025	73	6,054	—
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured delayed draw term loan	9/2026	344	51,256	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured delayed draw term loan	5/2025	19,608	27,285	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	4,485	5,067	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(34)
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	3,981	(10)
ManTech International Corporation	First lien senior secured delayed draw term loan	6/2025	—	2,164	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	5/2026	—	20,448	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	10/2025	2,659	24,114	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	5/2026	—	41,960	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2/2026	3,268	10,759	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	3/2027	—	22,358	(279)
Nelipak Holding Company	First lien senior secured delayed draw term loan	3/2027	—	11,787	(147)
OneOncology, LLC	First lien senior secured delayed draw term loan	10/2026	35,851	35,494	—
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured delayed draw term loan	12/2026	—	18,063	(90)
Park Place Technologies, LLC	First lien senior secured delayed draw term loan	9/2025	—	13,490	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured delayed draw term loan	8/2025	13,680	3,429	—
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	2/2026	8,328	6,584	—
PerkinElmer U.S. LLC	First lien senior secured delayed draw term loan	5/2026	21,371	7,141	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	11/2025	—	31,691	(1,030)
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	9/2025	3,247	816	—
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	5/2026	56,865	102,734	—
Raven Acquisition Holdings, LLC (dba R1 RCM)	First lien senior secured delayed draw term loan	10/2026	—	5,667	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	14,908	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	5,742	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	9/2025	172	834	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	9/2025	790	3,987	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	—	27,209	(136)
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	—	40,238	(201)
Smarsh Inc.	First lien senior secured delayed draw term loan	2/2025	10,381	10,381	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	6/2026	3,592	41,416	—
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	7/2025	10,526	20,889	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2026	—	7,482	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	17,957	(45)
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured delayed draw term loan	10/2026	—	37,550	(94)

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(34)
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured delayed draw term loan	11/2026	—	37,652	(94)
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	10/2026	—	20,716	(104)
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	10/2026	—	27,432	—
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	9/2026	27,449	27,449	—
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	3/2026	62,572	9,208	—
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	10/2026	—	53,400	(200)
USIC Holdings, Inc.	First lien senior secured delayed draw term loan	9/2026	148	2,089	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured delayed draw term loan	8/2026	—	13,971	—
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	9/2031	—	34,388	(189)
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	7/2026	6,290	17,595	—
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	3/2027	966	216	—
Zendesk, Inc.	First lien senior secured delayed draw term loan	11/2025	—	35,425	—
Non-controlled/affiliated - delayed draw debt commitments
Pluralsight, LLC	First lien senior secured delayed draw term loan	8/2029	—	496	—
Non-controlled/non-affiliated - revolving debt commitments
ACR Group Borrower, LLC	First lien senior secured revolving loan	3/2026	—	875	(15)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	7/2029	—	352	—
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	44,919	(112)
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	4,245	(42)
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	—	16,273	(81)
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	16,528	—
Appfire Technologies, LLC	First lien senior secured revolving loan	3/2028	117	1,516	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	—	7,282	(18)
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	2,710	(14)
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	9/2027	1,702	3,404	—
Associations, Inc.	First lien senior secured revolving loan	7/2028	12,695	12,695	—
Avalara, Inc.	First lien senior secured revolving loan	10/2028	—	7,045	—
AWP Group Holdings, Inc.	First lien senior secured revolving loan	12/2030	290	5,515	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	1,995	(15)
Baker Tilly Advisory Group, L.P.	First lien senior secured revolving loan	6/2030	—	20,935	(105)
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	—	20,128	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	—	18,336	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2026	3,103	1,552	—
BCPE Pequod Buyer, Inc. (dba Envestnet)	First lien senior secured revolving loan	11/2029	—	16,634	(83)
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	12/2026	—	161	—
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured revolving loan	6/2029	2,217	4,433	—
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	10/2029	—	4,179	—
Brightway Holdings, LLC	First lien senior secured revolving loan	12/2027	842	1,263	—
Broadcast Music, Inc. (fka Otis Merger Sub, Inc.)	First lien senior secured revolving loan	2/2030	—	6,271	(47)
BTRS HOLDINGS INC. (dba Billtrust)	First lien senior secured revolving loan	12/2028	434	723	—
Canadian Hospital Specialties Limited	First lien senior secured revolving loan	4/2027	255	158	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(34)
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	8/2027	303	577	—
Certinia Inc.	First lien senior secured revolving loan	8/2029	—	4,412	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured revolving loan	1/2030	—	3,692	—
CivicPlus, LLC	First lien senior secured revolving loan	8/2027	—	2,244	—
CMG HoldCo, LLC (dba Crete United)	First lien senior secured revolving loan	5/2028	1,442	7,211	—
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	10/2029	—	14,183	—
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	—	1,664	—
CPM Holdings, Inc.	First lien senior secured revolving loan	6/2028	—	5,000	(161)
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	42,297	(740)
Cresset Capital Management, LLC	First lien senior secured revolving loan	6/2029	—	2,239	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	17,226	(215)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	30,115	(75)
D4C Dental Brands, Inc.	First lien senior secured revolving loan	11/2029	—	11,346	(113)
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	6/2031	—	15,899	(79)
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	9/2027	—	9,963	—
Diamond Mezzanine 24 LLC (dba United Risk)*	First lien senior secured revolving loan	10/2030	6,175	—	—
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	3/2029	—	91	(1)
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	3/2029	—	10,552	(26)
DuraServ LLC	First lien senior secured revolving loan	6/2030	—	24,256	(121)
Eagle Family Foods Group LLC	First lien senior secured revolving loan	8/2030	—	20,344	(102)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	—	3,387	—
Entrata, Inc.	First lien senior secured revolving loan	7/2028	—	513	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	6/2030	—	4,357	(44)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	4/2027	—	676	—
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2/2029	—	16,615	(3)
Finastra USA, Inc.	First lien senior secured revolving loan	9/2029	10,631	6,461	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2030	—	1,320	(7)
Formerra, LLC	First lien senior secured revolving loan	11/2028	—	526	(7)
Fortis Solutions Group, LLC	First lien senior secured revolving loan	10/2027	2,361	4,385	—
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured revolving loan	12/2029	—	23,160	(174)
Fullsteam Operations, LLC	First lien senior secured revolving loan	11/2029	—	500	—
Galls, LLC	First lien senior secured revolving loan	3/2030	—	15,697	—
Galway Borrower LLC	First lien senior secured revolving loan	9/2028	524	5,742	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	12/2027	2,066	1,907	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2027	—	8,404	(21)
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	4/2029	4,274	6,807	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	195	1,478	—
Granicus, Inc.	First lien senior secured revolving loan	1/2031	—	4,633	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	5/2028	—	247	(2)
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	12/2026	—	96	—
Hissho Parent, LLC	First lien senior secured revolving loan	5/2029	—	11,009	—
Home Service TopCo IV, Inc.	First lien senior secured revolving loan	12/2027	—	3,359	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	6,978	—
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	2,749	—
Ideal Image Development, LLC	First lien senior secured revolving loan	2/2029	732	183	—
Ideal Image Development, LLC*	First lien senior secured revolving loan	2/2029	33	—	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(34)
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	4/2028	—	8,630	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	9/2028	—	4,866	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	5/2028	—	12,700	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	1,689	3,003	—
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	7/2029	—	5,934	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	17,886	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)*	First lien senior secured revolving loan	8/2026	2,049	—	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	313	5,705	—
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2027	2,517	11,750	—
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	88	—
KABAFUSION Parent, LLC	First lien senior secured revolving loan	11/2031	—	8,903	(89)
Kaseya Inc.	First lien senior secured revolving loan	6/2029	1,097	3,256	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured revolving loan	2/2031	—	2,242	(28)
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	7/2029	—	10,944	—
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	23,568	—
KWOR Acquisition, Inc. (dba Alacrity Solutions)*	First lien senior secured revolving loan	12/2027	3,415	—	—
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured revolving loan	9/2029	—	8,600	(43)
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	5/2029	—	11,685	—
Lignetics Investment Corp.	First lien senior secured revolving loan	11/2026	8,412	3,059	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	2,266	(6)
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	7/2028	—	2,419	—
ManTech International Corporation	First lien senior secured revolving loan	9/2028	—	1,806	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	5/2030	—	15,336	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	4/2028	2,411	5,627	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	7/2027	714	2,857	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	4/2026	—	2,553	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	—	4,746	(36)
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	25,814	(129)
Mitnick Corporate Purchaser, Inc.	First lien senior secured revolving loan	5/2027	1,700	7,675	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	21,041	(53)
Natural Partners, LLC	First lien senior secured revolving loan	11/2027	—	11,814	(59)
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	3/2031	1,367	2,803	—
Nelipak Holding Company	First lien senior secured revolving loan	3/2031	3,695	5,102	—
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	8/2029	—	4,118	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2028	—	558	—
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	5/2027	—	5,282	(581)
OAC Holdings I Corp. (dba Omega Holdings)	First lien senior secured revolving loan	3/2028	—	2,572	(19)
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	9/2027	—	7,993	(20)
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3/2028	—	3,302	(25)
OneOncology, LLC	First lien senior secured revolving loan	6/2029	—	14,269	—
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	2/2029	—	10,148	—
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured revolving loan	12/2031	—	9,032	(90)
Park Place Technologies, LLC	First lien senior secured revolving loan	3/2030	2,900	7,217	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	1/2028	—	88	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	2/2031	—	6,560	(66)

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(34)
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	11/2027	—	2,570	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	—	33,258	(1,413)
Phantom Purchaser, Inc.	First lien senior secured revolving loan	9/2031	—	11,437	(86)
Ping Identity Holding Corp.	First lien senior secured revolving loan	10/2028	—	6,597	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	5/2028	6,853	5,384	—
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	8/2029	—	11,854	—
Premise Health Holding Corp.	First lien senior secured revolving loan	2/2030	—	8,191	(20)
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	5/2030	4,213	29,489	—
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	6,000	(15)
Quva Pharma, Inc.	First lien senior secured revolving loan	4/2026	382	73	—
Relativity ODA LLC	First lien senior secured revolving loan	5/2029	—	2,797	(7)
Rhea Parent, Inc.	First lien senior secured revolving loan	12/2030	—	43,315	(433)
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	1,650	11,403	—
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	8/2028	—	5,718	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	—	5,742	(14)
Securonix, Inc.	First lien senior secured revolving loan	4/2028	120	5,219	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	13,312	7,249	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	—	16,326	(163)
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	20,119	(201)
Smarsh Inc.	First lien senior secured revolving loan	2/2029	332	498	—
Soliant Lower Intermediate, LLC (dba Soliant)	First lien senior secured revolving loan	6/2031	—	15,556	(156)
Sonny's Enterprises, LLC	First lien senior secured revolving loan	8/2027	6,475	19,426	—
Southern Air & Heat Holdings, LLC	First lien senior secured revolving loan	10/2027	62	220	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	14,965	(75)
Spotless Brands, LLC	First lien senior secured revolving loan	7/2028	—	2,244	(6)
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured revolving loan	10/2030	6,947	8,073	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	3/2029	—	5,579	(167)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2028	—	5,336	(27)
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured revolving loan	11/2030	1,255	19,662	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	4/2027	—	16,473	—
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	8/2027	—	5,159	—
The Shade Store, LLC	First lien senior secured revolving loan	10/2028	2,592	8,209	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	10/2031	769	9,589	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	—	1,021	—
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2028	—	27,449	—
Truist Insurance Holdings, LLC	First lien senior secured revolving loan	5/2029	—	7,019	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	6/2029	—	8,120	—
USIC Holdings, Inc.	First lien senior secured revolving loan	9/2031	1,104	3,725	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	12/2029	—	4,975	—
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	4/2026	—	142	—
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	7/2031	—	7,962	(40)
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	12,908	40,004	—
Walker Edison Furniture Company LLC*	First lien senior secured revolving loan	3/2027	1,333	—	—
When I Work, Inc.	First lien senior secured revolving loan	11/2027	—	4,164	(146)

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(34)
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	14,587	—
Non-controlled/affiliated - revolving debt commitments
Pluralsight, LLC	First lien senior secured revolving loan	8/2029	—	198	—
Controlled/affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	N/A	26,763	59,032	—
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	N/A	25,601	27,444	—
LSI Financing LLC	Common Equity	N/A	288,704	5,738	—
Total Portfolio Company Commitments			$917,516	$3,192,745	$(9,837)
*Fully Funded
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
(22)Level 2 Investment.
(23)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2024, non-qualifying assets represented 13.2% of total assets as calculated in accordance with the regulatory requirements.
(24)Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted security” under the Securities Act. As of December 31, 2024, the aggregate fair value of these securities is $1.51 billion, or 10.4% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Investment	Acquisition Date
Ideal Topco, L.P.	Class A-2 Common Units	February 20, 2024
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 22, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Holdings, L.P.	Class A Units	November 25, 2020
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	Class A Interest	December 12, 2023
LSI Financing 1 DAC**	Preferred equity	December 14, 2022
LSI Financing LLC**	Common Equity	November 25, 2024
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
Bird Holding B.V. (fka MessageBird Holding B.V.)	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 3, 2021
Minerva Holdco, Inc.	Series A Preferred Stock	February 14, 2022
Orange Blossom Parent, Inc.	Common Equity	July 29, 2022
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)*	LLC Interest	November 2, 2022
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Series A Preferred Units	February 16, 2023
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Unit Warrants	February 16, 2023
Paradigmatic Holdco LLC (dba Pluralsight)	Common stock	August 22, 2024
Project Alpine Co-Invest Fund, LP	LP Interest	June 13, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 9, 2022
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November 15, 2023
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October 14, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
Vestwell Holdings, Inc.	Series D Preferred Stock	December 20, 2023
Walker Edison Holdco LLC	Common Equity	March 1, 2023
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
XOMA Corporation	Warrants	December 15, 2023
Zoro TopCo, L.P.	Class A Common Units	November 22, 2022
Zoro TopCo, Inc.	Series A Preferred Stock	November 22, 2022
* Refer to Note 4 “Investments - OCIC SLF LLC” and “Investments - Blue Owl Credit SLF LLC”, for further information.
** Refer to Note 3 “Agreements and Related Party Transactions - Controlled/Affiliated Portfolio Companies”.

(25)As of December 31, 2024, the net estimated unrealized gain on investments for U.S. federal income tax purposes was $52.6 million based on a tax cost basis of $26.3 billion. As of December 31, 2024, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $182.9 million. As of December 31, 2024, the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $235.5 million.
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
(30)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company’s voting securities (“non-controlled

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)
affiliate”). Transactions related to investments in non-controlled affiliates for the period ended December 31, 2024 were as follows:

Company	Fair value as of December 31, 2023	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair value as of December 31, 2024	Dividend Income	Interest and PIK Income	Other Income
LSI Financing 1 DAC	$78,406	$22,288	$(100,694)	$(6,093)	$10,864	$4,771	$486	$74	$—
Pluralsight, LLC	—	3,477	—	—	—	3,477	—	96	—
Total	$78,406	$25,765	$(100,694)	$(6,093)	$10,864	$8,248	$486	$170	$—
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

(31)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investments in controlled affiliates for the period ended December 31, 2024 were as follows:

Company	Fair value as of December 31, 2023	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair value as of December 31, 2024	Dividend Income	Interest and PIK Income	Other Income
AAM Series 2.1 Aviation Feeder, LLC(c)	$78,476	$50,774	$(57,983)	$6,413	$—	$77,680	$—	$4,970	$—
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	64,839	10,236	(3,475)	3,512	—	75,112	—	5,035	—
Blue Owl Credit SLF LLC	—	11,781	(7,510)	23	—	4,294	80	—	—
Fifth Season Investments LLC	156,794	115,658	(70,093)	20,915	—	223,274	23,832	—	—
LSI Financing LLC	—	397,270	(108,567)	5,072	—	293,775	1,511	—	—
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)	273,441	53,375	—	(15,207)	—	311,609	53,039	—	—
Total	$573,550	$639,094	$(247,628)	$20,728	$—	$985,744	$78,462	$10,005	$—
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

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)
(c) In connection with its investment in AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”) the Company made a minority investment in Amergin Asset Management, LLC which has entered into a Servicing Agreement with Amergin AssetCo.

(32)Investment was on non-accrual status as of December 31, 2024.
(33)Investment measured at net asset value (“NAV”).
(34)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets

Non-controlled/non-affiliated portfolio company investments
Debt Investments(5)
Advertising and media
Circana Group, L.P. (fka The NPD Group, L.P.)(6)	First lien senior secured loan	SR +	6.25% (2.75% PIK)	12/2028	228,310	$224,505	$226,027	2.5%
Circana Group, L.P. (fka The NPD Group, L.P.)(6)(15)	First lien senior secured revolving loan	SR +	5.75%	12/2027	2,568	2,359	2,425	—%
Global Music Rights, LLC(7)	First lien senior secured loan	SR +	5.50%	08/2028	82,688	81,483	82,688	0.9%
						308,347	311,140	3.4%
Aerospace and defense
Bleriot US Bidco, Inc.(7)(20)	First lien senior secured loan	SR +	4.00%	10/2028	11,861	$11,802	$11,898	0.1%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(6)(20)	First lien senior secured loan	SR +	4.00%	08/2028	3,881	3,842	3,888	—%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(6)(20)	First lien senior secured loan	SR +	4.00%	04/2026	9,055	8,963	9,073	0.1%
ManTech International Corporation(7)	First lien senior secured loan	SR +	5.75%	09/2029	14,039	13,797	13,933	0.2%
ManTech International Corporation(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	5.75%	09/2024	1,190	1,152	1,181	—%
Peraton Corp.(6)(20)	First lien senior secured loan	SR +	3.75%	02/2028	22,530	22,500	22,558	0.3%
Peraton Corp.(7)(20)	Second lien senior secured loan	SR +	7.75%	02/2029	4,831	4,779	4,794	0.1%
Transdigm Inc.(7)(20)	First lien senior secured loan	SR +	3.25%	02/2031	10,000	9,975	10,038	0.1%
						76,810	77,363	0.9%
Automotive
Holley Inc.(6)(20)	First lien senior secured loan	SR +	3.75%	11/2028	2,282	$2,271	$2,195	—%
Mavis Tire Express Services Topco Corp.(6)(20)	First lien senior secured loan	SR +	4.00%	05/2028	9,750	9,717	9,755	0.1%
OAC Holdings I Corp. (dba Omega Holdings)(6)	First lien senior secured loan	SR +	5.00%	03/2029	9,050	8,904	8,891	0.1%
Power Stop, LLC(6)(19)	First lien senior secured loan	SR +	4.75%	01/2029	29,474	29,245	27,484	0.3%
Spotless Brands, LLC(7)	First lien senior secured loan	SR +	6.50%	07/2028	53,895	53,023	53,491	0.6%
Spotless Brands, LLC(6)(15)	First lien senior secured revolving loan	SR +	6.50%	07/2028	316	293	305	—%
						103,453	102,121	1.1%
Asset based lending and fund finance
Hg Genesis 9 Sumoco Limited(10)(21)	Unsecured facility	E +	7.00% PIK	03/2027	€128,625	$140,872	$142,086	1.6%
Hg Saturn Luchaco Limited(12)(21)	Unsecured facility	SA +	7.50% PIK	03/2026	£1,765	2,377	2,250	—%
						143,249	144,336	1.6%
Buildings and real estate
Associations, Inc.(7)(15)	First lien senior secured loan	SR +	6.50% (2.50% PIK)	07/2027	191,382	$189,916	$190,422	2.2%
Associations, Inc.(7)(15)	First lien senior secured revolving loan	SR +	6.50%	07/2027	1,706	1,678	1,682	—%
CoreLogic Inc.(6)(20)	First lien senior secured loan	SR +	3.50%	06/2028	36,669	36,109	35,591	0.4%
Cushman & Wakefield U.S. Borrower, LLC(6)	First lien senior secured loan	SR +	2.75%	08/2025	1,233	1,218	1,230	—%
Dodge Construction Network, LLC(7)(20)	First lien senior secured loan	SR +	4.75%	02/2029	16,942	16,742	13,045	0.1%
RealPage, Inc.(6)(20)	First lien senior secured loan	SR +	3.00%	04/2028	14,059	14,046	13,931	0.2%
RealPage, Inc.(6)(20)	Second lien senior secured loan	SR +	6.50%	04/2029	27,500	27,188	27,430	0.3%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets

Wrench Group LLC(7)(20)	First lien senior secured loan	SR +	4.00%	04/2026	10,436	10,339	10,445	0.1%
Wrench Group LLC(7)	First lien senior secured loan	SR +	4.50%	04/2026	16,915	16,655	16,915	0.2%
						313,891	310,691	3.5%
Business services
Access CIG, LLC(7)(20)	First lien senior secured loan	SR +	5.00%	08/2028	79,800	$77,919	$79,848	0.9%
Access CIG, LLC(7)	Second lien senior secured loan	SR +	7.75%	02/2026	2,385	2,381	2,385	—%
Boxer Parent Company Inc. (f/k/a BMC)(6)(20)	First lien senior secured loan	SR +	4.25%	12/2028	50,000	49,500	50,290	0.6%
BrightView Landscapes, LLC(7)(20)	First lien senior secured loan	SR +	3.00%	04/2029	5,781	5,606	5,779	0.1%
Capstone Acquisition Holdings, Inc.(6)	First lien senior secured loan	SR +	4.75%	11/2027	9,898	9,835	9,874	0.1%
ConnectWise, LLC(7)(20)	First lien senior secured loan	SR +	3.50%	09/2028	29,700	29,753	29,599	0.3%
CoolSys, Inc.(7)(20)	First lien senior secured loan	SR +	4.75%	08/2028	14,650	13,665	13,631	0.2%
CoreTrust Purchasing Group LLC(6)	First lien senior secured loan	SR +	6.75%	10/2029	96,419	94,737	95,455	1.1%
Denali BuyerCo, LLC (dba Summit Companies)(7)	First lien senior secured loan	SR +	5.50%	09/2028	197,744	195,299	197,249	2.3%
Diamondback Acquisition, Inc. (dba Sphera)(6)	First lien senior secured loan	SR +	5.50%	09/2028	46,868	46,182	46,165	0.5%
Entertainment Benefits Group, LLC(6)(15)	First lien senior secured loan	SR +	5.25%	09/2025	78,909	78,447	78,909	0.9%
Fullsteam Operations, LLC(7)(15)	First lien senior secured loan	SR +	8.25%	11/2029	9,789	9,469	9,465	0.1%
Hercules Borrower, LLC (dba The Vincit Group)(7)	First lien senior secured loan	SR +	6.25%	12/2026	800	793	798	—%
Hercules Borrower, LLC (dba The Vincit Group)(7)	First lien senior secured loan	SR +	5.50%	12/2026	15,138	15,040	15,024	0.1%
Hercules Buyer, LLC (dba The Vincit Group)(14)(26)	Unsecured notes		0.48% PIK	12/2029	24	24	27	—%
Kaseya Inc.(7)(15)	First lien senior secured loan	SR +	6.25% (2.50% PIK)	06/2029	72,597	71,367	72,416	0.8%
Kaseya Inc.(6)(15)	First lien senior secured revolving loan	SR +	5.50%	06/2029	1,097	1,030	1,087	—%
KPSKY Acquisition, Inc. (dba BluSky)(7)	First lien senior secured loan	SR +	5.25%	10/2028	102,224	100,721	101,202	1.1%
KPSKY Acquisition, Inc. (dba BluSky)(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	5.75%	11/2025	73	13	73	—%
Packers Holdings, LLC(6)(20)	First lien senior secured loan	SR +	3.25%	03/2028	16,575	16,480	10,368	0.1%
Ping Identity Holding Corp.(6)	First lien senior secured loan	SR +	7.00%	10/2029	21,818	21,531	21,709	0.2%
						839,792	841,353	9.4%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(6)(20)	First lien senior secured loan	SR +	4.00%	11/2027	13,761	$13,566	$13,547	0.2%
Aruba Investments Holdings LLC (dba Angus Chemical Company)(6)	Second lien senior secured loan	SR +	7.75%	11/2028	40,137	40,127	37,528	0.4%
Cyanco Intermediate 2 Corp.(6)(20)	First lien senior secured loan	SR +	4.75%	07/2028	21,945	21,325	21,982	0.2%
Derby Buyer LLC(6)	First lien senior secured loan	SR +	4.25%	11/2030	65,000	63,053	65,000	0.7%
Gaylord Chemical Company, L.L.C.(7)	First lien senior secured loan	SR +	6.00%	03/2027	101,473	100,804	100,965	1.1%
Nouryon Finance B.V.(6)(20)(21)	First lien senior secured loan	SR +	4.00%	04/2028	2,985	2,979	2,992	—%
Nouryon Finance B.V.(7)(20)(21)	First lien senior secured loan	SR +	4.00%	10/2025	15,931	15,740	15,975	0.2%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets

Velocity HoldCo III Inc. (dba VelocityEHS)(7)	First lien senior secured loan	SR +	5.75%	04/2027	2,300	2,268	2,300	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(7)(15)	First lien senior secured revolving loan	SR +	5.75%	04/2026	18	16	18	—%
						259,878	260,307	2.8%
Consumer products
ConAir Holdings LLC(6)	Second lien senior secured loan	SR +	7.50%	05/2029	32,500	$32,103	$31,444	0.4%
Foundation Consumer Brands, LLC(7)	First lien senior secured loan	SR +	6.25%	02/2027	103,408	101,900	103,408	1.1%
Lignetics Investment Corp.(7)	First lien senior secured loan	SR +	6.00%	11/2027	84,428	83,698	83,795	0.9%
Lignetics Investment Corp.(7)(15)	First lien senior secured revolving loan	SR +	6.00%	10/2026	9,559	9,478	9,473	0.1%
Olaplex, Inc.(6)(20)(21)	First lien senior secured loan	SR +	3.50%	02/2029	49,184	48,512	45,372	0.5%
SWK BUYER, Inc. (dba Stonewall Kitchen)(7)	First lien senior secured loan	SR +	5.25%	03/2029	59,074	58,151	56,859	0.6%
						333,842	330,351	3.6%
Containers and packaging
Arctic Holdco, LLC(7)	First lien senior secured loan	SR +	6.00%	12/2026	13,529	$13,264	$13,258	0.1%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(7)	First lien senior secured loan	SR +	6.40%	10/2028	79,589	78,709	79,390	0.9%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(7)	First lien senior secured loan	SR +	6.75%	09/2028	8,910	8,754	8,910	0.1%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(6)(15)	First lien senior secured revolving loan	SR +	6.25%	09/2027	1,702	1,670	1,689	—%
Berlin Packaging L.L.C.(6)(20)	First lien senior secured loan	SR +	3.75%	03/2028	31,742	31,275	31,745	0.4%
BW Holding, Inc.(7)	First lien senior secured loan	SR +	4.00%	12/2028	21,728	20,926	20,207	0.2%
Charter NEX US, Inc.(6)(20)	First lien senior secured loan	SR +	3.75%	12/2027	49,580	49,167	49,749	0.6%
Five Star Lower Holding LLC(7)(20)	First lien senior secured loan	SR +	4.25%	05/2029	21,602	21,358	21,191	0.2%
Fortis Solutions Group, LLC(7)	First lien senior secured loan	SR +	5.50%	10/2028	66,960	65,950	65,453	0.7%
Fortis Solutions Group, LLC(7)(15)	First lien senior secured revolving loan	SR +	5.50%	10/2027	337	252	186	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(7)(15)	First lien senior secured loan	SR +	6.25%	05/2028	117,825	116,834	117,510	1.4%
OneDigital Borrower LLC(7)(20)	First lien senior secured loan	SR +	4.25%	11/2027	7,481	7,427	7,467	0.1%
Pregis Topco LLC(6)(19)(20)	First lien senior secured loan	SR +	3.75%	07/2026	6,915	6,775	6,925	0.1%
Pregis Topco LLC(6)	Second lien senior secured loan	SR +	7.75%	08/2029	2,500	2,500	2,500	—%
Pregis Topco LLC(6)	Second lien senior secured loan	SR +	6.75%	08/2029	30,000	30,000	30,000	0.3%
ProAmpac PG Borrower LLC(7)(20)	First lien senior secured loan	SR +	4.50%	11/2028	35,000	34,790	35,011	0.4%
Ring Container Technologies Group, LLC(6)(20)	First lien senior secured loan	SR +	3.50%	08/2028	16,086	16,046	16,110	0.2%
Tricorbraun Holdings, Inc.(6)(20)	First lien senior secured loan	SR +	3.25%	03/2028	32,524	31,835	32,290	0.4%
						537,532	539,591	6.1%
Distribution
ABB/Con-cise Optical Group LLC(7)	First lien senior secured loan	SR +	7.50%	02/2028	33,306	$32,929	$32,057	0.4%
Aramsco, Inc.(7)(20)	First lien senior secured loan	SR +	4.75%	10/2030	44,703	43,814	44,609	0.5%
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(6)(20)	First lien senior secured loan	SR +	4.75%	12/2028	54,717	54,219	54,816	0.6%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets

BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(7)(15)	First lien senior secured loan	SR +	6.00%	10/2029	168,534	166,798	166,758	1.8%
Dealer Tire, LLC(6)(20)	First lien senior secured loan	SR +	4.50%	12/2027	4,998	5,003	5,007	0.1%
Dealer Tire, LLC(14)(19)(20)	Unsecured notes		8.00%	02/2028	56,120	55,121	55,643	0.6%
Endries Acquisition, Inc.(7)	First lien senior secured loan	SR +	5.25%	12/2028	84,122	83,495	83,491	0.9%
Formerra, LLC(7)	First lien senior secured loan	SR +	7.25%	11/2028	5,421	5,269	5,338	0.1%
SRS Distribution, Inc.(6)(20)	First lien senior secured loan	SR +	3.50%	06/2028	23,895	23,694	23,896	0.3%
White Cap Supply Holdings, LLC(6)(20)	First lien senior secured loan	SR +	3.75%	10/2027	26,428	26,033	26,473	0.3%
						496,375	498,088	5.6%
Education
Community Brands ParentCo, LLC(6)	First lien senior secured loan	SR +	5.50%	02/2028	31,317	$30,855	$31,004	0.3%
Learning Care Group (US) No. 2 Inc.(7)(20)	First lien senior secured loan	SR +	4.75%	08/2028	22,444	22,107	22,545	0.3%
Pluralsight, LLC(7)(15)	First lien senior secured loan	SR +	8.00%	04/2027	6,560	6,517	6,343	0.1%
Renaissance Learning, Inc.(6)(20)	First lien senior secured loan	SR +	4.75%	04/2030	23,940	23,425	23,997	0.3%
Severin Acquisition, LLC (dba Powerschool)(7)(20)	First lien senior secured loan	SR +	3.25%	08/2025	14,742	14,672	14,788	0.2%
Sophia, L.P.(6)(20)	First lien senior secured loan	SR +	4.25%	10/2027	14,961	14,851	14,926	0.2%
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)(20)	First lien senior secured loan	SR +	4.50%	10/2030	15,337	15,172	15,373	0.2%
						127,599	128,976	1.6%
Energy equipment and services
Pike Corp.(6)(20)	First lien senior secured loan	SR +	3.00%	01/2028	5,991	$5,978	$6,004	0.1%
						5,978	6,004	0.1%
Financial services
Acuris Finance US, Inc. (ION Analytics)(7)(20)	First lien senior secured loan	SR +	4.00%	02/2028	10,500	$10,441	$10,477	0.1%
Boost Newco Borrower, LLC (dba WorldPay)(7)(20)(21)	First lien senior secured loan	SR +	3.00%	09/2030	25,000	24,875	25,095	0.3%
BTRS Holdings Inc. (dba Billtrust)(7)(15)	First lien senior secured loan	SR +	8.00%	12/2028	11,299	11,014	11,124	0.1%
BTRS Holdings Inc. (dba Billtrust)(7)(15)	First lien senior secured revolving loan	SR +	7.25%	12/2028	289	261	272	—%
Citco Funding LLC(7)(20)(21)	First lien senior secured loan	SR +	3.25%	04/2028	14,963	14,888	15,000	0.2%
Computer Services, Inc. (dba CSI)(7)	First lien senior secured loan	SR +	6.00%	11/2029	5,095	5,045	5,044	0.1%
Computer Services, Inc. (dba CSI)(7)	First lien senior secured loan	SR +	6.75%	11/2029	30,271	29,734	30,271	0.3%
Deerfield Dakota Holdings(7)(20)	First lien senior secured loan	SR +	3.75%	04/2027	22,972	22,561	22,724	0.3%
Finastra USA, Inc.(8)(21)	First lien senior secured loan	SR +	7.25%	09/2029	164,763	163,150	163,116	1.8%
Finastra USA, Inc.(6)(15)(21)	First lien senior secured revolving loan	SR +	7.25%	09/2029	4,524	4,353	4,353	—%
Helios Software Holdings, Inc.(7)(20)(21)	First lien senior secured loan	SR +	4.25%	07/2030	5,611	5,424	5,597	0.1%
KRIV Acquisition Inc. (dba Riveron)(7)	First lien senior secured loan	SR +	6.25%	07/2029	81,295	78,997	79,060	0.9%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)	First lien senior secured loan	SR +	5.75%	09/2025	12,304	12,225	12,242	0.1%
Saphilux S.a.r.L (dba IQ EQ)(8)(20)(21)	First lien senior secured loan	SR +	4.75%	07/2028	22,500	22,165	22,514	0.3%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest		Maturity Date	Par/Units		Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets

Smarsh Inc.(7)(15)	First lien senior secured loan	SR +	5.75%	02/2029		93,429	92,607	93,195	1.0%
USI, Inc.(7)(20)	First lien senior secured loan	SR +	3.25%	09/2030		14,963	14,925	14,967	0.2%
							512,665	515,051	5.8%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(6)(20)	First lien senior secured loan	SR +	4.00%	09/2028		13,720	$13,617	$13,484	0.2%
Balrog Acquisition, Inc. (dba BakeMark)(6)	Second lien senior secured loan	SR +	7.00%	09/2029		6,000	5,960	5,925	0.1%
Blast Bidco Inc.(7)	First lien senior secured loan	SR +	6.00%	10/2030		35,821	34,946	34,925	0.4%
Dessert Holdings(6)	First lien senior secured loan	SR +	4.00%	06/2028		19,599	19,526	17,639	0.2%
Hissho Sushi Merger Sub, LLC(7)	First lien senior secured loan	SR +	5.50%	05/2028		111,981	111,105	111,981	1.3%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(6)	First lien senior secured loan	SR +	6.25%	03/2027		275,000	271,486	271,564	3.0%
KBP Brands, LLC(7)	First lien senior secured loan	SR +	6.50% (1.00% PIK)	05/2027		48,387	47,984	47,540	0.6%
Naked Juice LLC (dba Tropicana)(7)(20)	First lien senior secured loan	SR +	3.25%	01/2029		14,158	14,137	13,661	0.2%
Ole Smoky Distillery, LLC(6)	First lien senior secured loan	SR +	5.50%	03/2028		30,477	29,995	30,020	0.4%
Pegasus BidCo B.V.(7)(20)	First lien senior secured loan	SR +	4.25%	07/2029		10,395	10,307	10,386	0.1%
Rushmore Investment III LLC (dba Winland Foods)(6)	First lien senior secured loan	SR +	6.00%	10/2030		317,200	312,216	312,125	3.5%
Shearer's Foods, LLC(6)(20)	First lien senior secured loan	SR +	3.50%	09/2027		39,163	39,162	39,179	0.4%
Sovos Brands Intermediate, Inc.(7)(20)	First lien senior secured loan	SR +	3.50%	06/2028		10,145	10,138	10,173	0.1%
Ultimate Baked Goods Midco, LLC(6)	First lien senior secured loan	SR +	6.25%	08/2027		16,170	15,901	16,170	0.2%
							936,480	934,772	10.7%
Healthcare equipment and services
Bamboo US BidCo LLC(10)	First lien senior secured EUR term loan	E +	6.00%	09/2030		€60,112	$61,996	$64,411	0.7%
Bamboo US BidCo LLC(7)	First lien senior secured loan	SR +	6.00%	09/2030		96,615	93,788	93,717	1.1%
Bamboo US BidCo LLC(6)(15)(17)	First lien senior secured delayed draw term loan	SR +	6.00%	03/2025		1,037	803	795	—%
Canadian Hospital Specialties Ltd.(9)(21)	First lien senior secured CAD term loan	C +	4.50%	04/2028	C$	4,883	3,860	3,611	—%
Canadian Hospital Specialties Ltd.(9)(15)(21)	First lien senior secured CAD revolving loan	C +	4.50%	04/2027	C$	494	393	364	—%
Confluent Medical Technologies, Inc.(7)	Second lien senior secured loan	SR +	6.50%	02/2030		46,000	45,236	45,655	0.5%
Confluent Medical Technologies, Inc.(7)	First lien senior secured loan	SR +	3.75%	02/2029		24,724	24,627	24,600	0.3%
CSC MKG Topco LLC (dba Medical Knowledge Group)(6)	First lien senior secured loan	SR +	5.75%	02/2029		99,783	98,182	98,286	1.1%
Dermatology Intermediate Holdings III, Inc.(7)(20)	First lien senior secured loan	SR +	4.25%	03/2029		15,443	15,176	14,898	0.2%
Medline Borrower, LP(6)(20)	First lien senior secured loan	SR +	3.00%	10/2028		24,563	24,474	24,663	0.3%
Natus Medical, Inc.(7)	First lien senior secured loan	SR +	5.50%	07/2029		495	466	460	—%
Packaging Coordinators Midco, Inc.(6)	Second lien senior secured loan	SR +	7.00%	12/2029		53,918	52,546	53,784	0.6%
Packaging Coordinators Midco, Inc.(7)(20)	First lien senior secured loan	SR +	3.50%	11/2027		4,713	4,643	4,711	0.1%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets

Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(6)(21)	First lien senior secured loan	SR +	6.75%	01/2028	50,388	49,833	50,262	0.6%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(7)(15)(21)	First lien senior secured revolving loan	SR +	6.75%	01/2026	19	18	19	—%
PERKINELMER U.S. LLC(6)	First lien senior secured loan	SR +	5.75%	03/2029	35,208	34,856	34,856	0.4%
PERKINELMER U.S. LLC(6)	First lien senior secured loan	SR +	6.75%	03/2029	77,704	76,302	77,704	0.9%
Resonetics, LLC(7)(20)	First lien senior secured loan	SR +	4.00%	04/2028	15,434	15,342	15,419	0.2%
Resonetics, LLC(7)	First lien senior secured loan	SR +	6.00%	04/2028	55,357	53,768	55,357	0.6%
Rhea Parent, Inc.(7)	First lien senior secured loan	SR +	5.50%	02/2029	76,601	75,389	76,218	0.9%
Zest Acquisition Corp.(6)(19)	First lien senior secured loan	SR +	5.50%	02/2028	19,734	19,111	19,241	0.2%
						750,809	759,031	8.7%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(7)	First lien senior secured loan	SR +	5.25%	10/2030	17,753	$17,491	$17,486	0.2%
BELMONT BUYER, INC. (dba Valenz)(8)	First lien senior secured loan	SR +	6.50%	06/2029	56,019	54,970	55,459	0.6%
BELMONT BUYER, INC. (dba Valenz)(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	6.50%	12/2024	5,293	5,127	5,240	0.1%
Covetrus, Inc.(7)(20)	First lien senior secured loan	SR +	5.00%	10/2029	10,411	9,913	10,392	0.1%
Covetrus, Inc.(7)	Second lien senior secured loan	SR +	9.25%	10/2030	160,000	157,033	159,600	1.8%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(6)	First lien senior secured loan	SR +	5.50%	03/2025	119,913	119,913	119,613	1.3%
Engage Debtco Limited(7)(21)	First lien senior secured loan	SR +	5.75% (2.25% PIK)	07/2029	111,775	109,290	110,126	1.2%
Ex Vivo Parent Inc. (dba OB Hospitalist)(6)	First lien senior secured loan	SR +	9.75% PIK	09/2028	36,208	35,742	35,484	0.4%
HAH Group Holding Company LLC (dba Help at Home)(6)	First lien senior secured delayed draw term loan	SR +	5.00%	10/2027	8,941	8,713	8,851	0.1%
KWOL Acquisition Inc.(8)(15)	First lien senior secured loan	SR +	6.25%	12/2029	171,120	167,451	167,425	1.9%
MED ParentCo, LP(6)(20)	First lien senior secured loan	SR +	4.25%	08/2026	22,540	22,256	22,283	0.3%
MJH Healthcare Holdings, LLC(6)(20)	First lien senior secured loan	SR +	3.50%	01/2029	19,650	19,589	19,528	0.2%
Natural Partners, LLC(7)(21)	First lien senior secured loan	SR +	4.50%	11/2027	67,987	66,992	67,647	0.8%
Neptune Holdings, Inc. (dba NexTech)(8)	First lien senior secured loan	SR +	6.00%	08/2030	30,882	30,135	30,110	0.3%
OB Hospitalist Group, Inc.(7)	First lien senior secured loan	SR +	5.50%	09/2027	60,421	59,599	59,666	0.7%
OB Hospitalist Group, Inc.(6)(15)	First lien senior secured revolving loan	SR +	5.50%	09/2027	3,091	2,991	2,991	—%
OneOncology LLC(7)	First lien senior secured loan	SR +	6.25%	06/2030	71,167	70,158	70,811	0.8%
Pacific BidCo Inc.(8)(21)	First lien senior secured loan	SR +	5.75% (3.20% PIK)	08/2029	163,958	160,526	162,319	1.8%
Pediatric Associates Holding Company, LLC(6)	First lien senior secured loan	SR +	3.25%	12/2028	23,156	23,080	22,346	0.2%
Pediatric Associates Holding Company, LLC(6)	First lien senior secured loan	SR +	4.50%	12/2028	24,875	23,963	24,502	0.3%
PetVet Care Centers, LLC(6)	First lien senior secured loan	SR +	6.00%	11/2030	242,965	240,567	240,414	2.7%
Phoenix Newco, Inc. (dba Parexel)(6)	Second lien senior secured loan	SR +	6.50%	11/2029	140,000	138,834	140,000	1.6%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets

Phoenix Newco, Inc. (dba Parexel)(6)(20)	First lien senior secured loan	SR +	3.25%	11/2028	19,650	19,577	19,754	0.2%
Physician Partners, LLC(7)(20)	First lien senior secured loan	SR +	4.00%	12/2028	18,312	17,885	17,259	0.2%
Physician Partners, LLC(7)	First lien senior secured loan	SR +	5.50%	12/2028	125,000	118,753	121,250	1.4%
Plasma Buyer LLC (dba Pathgroup)(7)	First lien senior secured loan	SR +	5.75%	05/2029	108,755	106,970	106,580	1.2%
Plasma Buyer LLC (dba Pathgroup)(7)(15)	First lien senior secured revolving loan	SR +	5.75%	05/2028	4,079	3,901	3,834	—%
PPV Intermediate Holdings, LLC(7)	First lien senior secured loan	SR +	5.75%	08/2029	163,397	160,593	161,354	1.8%
Quva Pharma, Inc.(6)	First lien senior secured loan	SR +	5.50%	04/2028	4,443	4,353	4,410	—%
Surgery Center Holdings, Inc.(7)(20)(21)	First lien senior secured loan	SR +	3.50%	12/2030	2,000	1,980	2,006	—%
TC Holdings, LLC (dba TrialCard)(7)	First lien senior secured loan	SR +	5.00%	04/2027	63,761	63,312	63,761	0.7%
Tivity Health, Inc.(7)	First lien senior secured loan	SR +	6.00%	06/2029	150,100	146,966	148,974	1.7%
Unified Women's Healthcare, LP(6)	First lien senior secured loan	SR +	5.50%	06/2029	27,600	27,397	27,600	0.3%
Unified Women's Healthcare, LP(6)	First lien senior secured loan	SR +	5.25%	06/2029	82,874	82,359	82,874	0.9%
Vermont Aus Pty Ltd(7)(21)	First lien senior secured loan	SR +	5.50%	03/2028	53,546	52,535	53,011	0.6%
XRL 1 LLC (f/k/a XOMA)(14)	First lien senior secured loan		9.88%	12/2038	58,500	57,262	57,184	0.6%
						2,408,176	2,422,144	27.0%
Healthcare technology
Athenahealth Group Inc.(6)(20)	First lien senior secured loan	SR +	3.25%	02/2029	29,337	$28,982	$29,175	0.3%
BCPE Osprey Buyer, Inc. (dba PartsSource)(7)	First lien senior secured loan	SR +	5.75%	08/2028	53,224	52,609	52,559	0.6%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)	First lien senior secured delayed draw term loan	SR +	5.75%	08/2028	6,440	6,348	6,359	0.1%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(15)	First lien senior secured revolving loan	SR +	5.75%	08/2026	1,448	1,409	1,390	—%
Bracket Intermediate Holding Corp.(7)(20)	First lien senior secured loan	SR +	5.00%	05/2028	49,750	48,414	49,675	0.6%
Color Intermediate, LLC (dba ClaimsXten)(7)	First lien senior secured loan	SR +	5.50%	10/2029	9,165	9,006	9,073	0.1%
GHX Ultimate Parent Corporation(7)(20)	First lien senior secured loan	SR +	4.75%	06/2027	12,438	12,168	12,442	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(7)	First lien senior secured loan	SR +	5.75%	10/2028	20,606	20,299	20,297	0.2%
GI Ranger Intermediate, LLC (dba Rectangle Health)(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	5.75%	03/2024	2,370	2,279	2,296	—%
GI Ranger Intermediate, LLC (dba Rectangle Health)(7)(15)	First lien senior secured revolving loan	SR +	5.75%	10/2027	1,004	983	979	—%
IMO Investor Holdings, Inc.(7)	First lien senior secured loan	SR +	6.00%	05/2029	20,585	20,247	20,482	0.2%
IMO Investor Holdings, Inc.(8)(15)	First lien senior secured delayed draw term loan	SR +	6.00%	05/2029	1,825	1,770	1,816	—%
IMO Investor Holdings, Inc.(7)(15)	First lien senior secured revolving loan	SR +	6.00%	05/2028	99	63	87	—%
Imprivata, Inc.(6)(20)	First lien senior secured loan	SR +	4.25%	12/2027	10,450	10,161	10,480	0.1%
Imprivata, Inc.(7)	Second lien senior secured loan	SR +	6.25%	12/2028	50,294	49,791	50,294	0.6%
Indikami Bidco, LLC(6)	First lien senior secured loan	SR +	6.00%	12/2030	37,540	36,698	36,695	0.4%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets

Intelerad Medical Systems Incorporated(7)(21)	First lien senior secured loan	SR +	6.50%	08/2026	31,826	31,587	30,951	0.3%
Interoperability Bidco, Inc. (dba Lyniate)(7)	First lien senior secured loan	SR +	7.00%	12/2026	75,182	74,859	74,054	0.8%
Interoperability Bidco, Inc. (dba Lyniate)(7)(15)	First lien senior secured revolving loan	SR +	7.00%	12/2024	2,528	2,499	2,437	—%
Ocala Bidco, Inc.(6)	First lien senior secured loan	SR +	6.25% (2.75% PIK)	11/2028	84,012	82,524	82,962	0.9%
Ocala Bidco, Inc.(6)	Second lien senior secured loan	SR +	10.50% PIK	11/2033	50,557	49,863	50,052	0.6%
PointClickCare Technologies Inc.(7)(21)	First lien senior secured loan	SR +	4.00%	12/2027	19,650	19,433	19,650	0.2%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(6)(20)	First lien senior secured loan	SR +	3.25%	03/2028	19,789	19,362	19,753	0.2%
Zelis Cost Management Buyer, Inc.(6)(20)	First lien senior secured loan	SR +	3.50%	09/2026	4,850	4,823	4,854	0.1%
						586,177	588,812	6.4%
Household products
Aptive Environmental, LLC(14)	First lien senior secured loan		12.00% (6.00% PIK)	01/2026	9,091	$8,102	$9,318	0.1%
Home Service TopCo IV, Inc.(7)	First lien senior secured loan	SR +	6.00%	12/2027	36,289	35,961	36,016	0.4%
Mario Midco Holdings, Inc. (dba Len the Plumber)(6)	Unsecured facility	SR +	10.75% PIK	04/2032	27,855	27,260	27,647	0.3%
Mario Purchaser, LLC (dba Len the Plumber)(6)(15)	First lien senior secured loan	SR +	5.75%	04/2029	93,431	91,749	92,964	1.0%
Mario Purchaser, LLC (dba Len the Plumber)(6)(15)	First lien senior secured revolving loan	SR +	5.75%	04/2028	2,411	2,296	2,371	—%
Simplisafe Holding Corporation(6)(15)	First lien senior secured loan	SR +	6.25%	05/2028	130,727	128,611	129,420	1.4%
Southern Air & Heat Holdings, LLC(7)(15)	First lien senior secured loan	SR +	4.75%	10/2027	1,091	1,078	1,078	—%
Southern Air & Heat Holdings, LLC(8)	First lien senior secured delayed draw term loan	SR +	4.75%	10/2027	1,115	1,104	1,103	—%
Southern Air & Heat Holdings, LLC(8)(15)(17)	First lien senior secured delayed draw term loan	SR +	5.25%	10/2027	2,742	1,615	2,585	—%
Walker Edison Furniture Company LLC(6)(24)(30)	First lien senior secured loan	SR +	6.75% PIK	03/2027	3,223	2,785	2,966	—%
Walker Edison Furniture Company LLC(6)(24)(30)	First lien senior secured revolving loan	SR +	6.25%	03/2027	1,333	1,333	1,247	—%
						301,894	306,715	3.2%
Human resource support services
AQ Carver Buyer, Inc. (dba CoAdvantage)(8)(20)	First lien senior secured loan	SR +	5.50%	08/2029	22,444	$22,000	$22,500	0.3%
Cornerstone OnDemand, Inc.(6)(19)(20)	First lien senior secured loan	SR +	3.75%	10/2028	19,650	19,578	18,968	0.2%
Cornerstone OnDemand, Inc.(6)	Second lien senior secured loan	SR +	6.50%	10/2029	44,583	44,054	41,908	0.5%
IG Investments Holdings, LLC (dba Insight Global)(7)	First lien senior secured loan	SR +	6.00%	09/2028	47,545	46,859	47,188	0.5%
iSolved, Inc.(7)(20)	First lien senior secured loan	SR +	4.00%	10/2030	27,500	27,263	27,500	0.3%
						159,754	158,064	1.8%
Infrastructure and environmental services
Aegion Corp.(7)(19)(20)	First lien senior secured loan	SR +	4.75%	05/2028	54,666	$53,240	$54,644	0.6%
AWP Group Holdings, Inc.(7)(15)	First lien senior secured loan	SR +	5.50%	12/2029	36,518	35,799	35,867	0.4%
GI Apple Midco LLC (dba Atlas Technical Consultants)(6)(15)	First lien senior secured loan	SR +	6.75%	04/2030	74,201	72,720	73,088	0.8%
GI Apple Midco LLC (dba Atlas Technical Consultants)(6)(15)	First lien senior secured revolving loan	SR +	6.75%	04/2029	6,174	5,979	6,008	0.1%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets

Osmose Utilities Services, Inc.(6)(20)	First lien senior secured loan	SR +	3.25%	06/2028	16,629	16,545	16,600	0.2%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(7)(15)	First lien senior secured loan	SR +	5.75%	03/2028	34,090	33,530	33,663	0.4%
The Goldfield Corp.(6)	First lien senior secured loan	SR +	6.25%	12/2026	1,385	1,363	1,378	—%
USIC Holdings, Inc.(7)(20)	First lien senior secured loan	SR +	3.50%	05/2028	11,817	11,548	11,704	0.1%
USIC Holdings, Inc.(7)(19)	Second lien senior secured loan	SR +	6.50%	05/2029	39,691	39,505	36,714	0.4%
						270,229	269,666	3.0%
Insurance
Acrisure, LLC(7)(20)(21)	First lien senior secured loan	SR +	4.50%	12/2030	59,126	$58,588	$59,173	0.7%
Acrisure, LLC(7)(20)(21)	First lien senior secured loan	SR +	3.50%	02/2027	11,630	11,227	11,591	0.1%
Acrisure, LLC(7)(20)(21)	First lien senior secured loan	SR +	3.75%	02/2027	4,967	4,890	4,957	0.1%
Acrisure, LLC(7)(20)(21)	First lien senior secured loan	SR +	4.25%	02/2027	1,975	1,928	1,977	—%
Alera Group, Inc.(6)	First lien senior secured loan	SR +	6.00%	10/2028	148,475	146,111	148,475	1.7%
AmeriLife Holdings LLC(6)	First lien senior secured loan	SR +	5.75%	08/2029	128,880	126,668	128,236	1.4%
AmeriLife Holdings LLC(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	5.75%	09/2024	26,858	26,368	26,724	0.3%
AssuredPartners, Inc.(6)(20)	First lien senior secured loan	SR +	3.50%	02/2027	34,357	34,315	34,407	0.4%
Asurion, LLC(6)(20)	Second lien senior secured loan	SR +	5.25%	01/2029	174,017	168,469	163,628	1.8%
Asurion, LLC(6)(20)	Second lien senior secured loan	SR +	5.25%	01/2028	32,400	29,273	30,806	0.3%
Brightway Holdings, LLC(8)	First lien senior secured loan	SR +	6.50%	12/2027	17,582	17,423	17,230	0.2%
Brightway Holdings, LLC(7)(15)	First lien senior secured revolving loan	SR +	6.50%	12/2027	947	930	905	—%
Broadstreet Partners, Inc.(6)(20)	First lien senior secured loan	SR +	3.75%	01/2029	18,728	18,703	18,758	0.2%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(7)	First lien senior secured loan	SR +	7.50%	03/2029	909	888	895	—%
Evolution BuyerCo, Inc. (dba SIAA)(7)	First lien senior secured loan	SR +	6.25%	04/2028	26,070	25,845	25,875	0.3%
Evolution BuyerCo, Inc. (dba SIAA)(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	6.00%	12/2025	734	701	727	—%
Evolution BuyerCo, Inc. (dba SIAA)(7)	First lien senior secured delayed draw term loan	SR +	6.75%	04/2028	1,586	1,584	1,582	—%
Hub International(7)(20)	First lien senior secured loan	SR +	4.25%	06/2030	9,975	9,883	10,013	0.1%
Hyperion Refinance S.a.r.l (dba Howden Group)(6)(21)	First lien senior secured loan	SR +	5.25%	11/2027	92,823	91,280	92,823	1.0%
Hyperion Refinance S.a.r.l (dba Howden Group)(7)(20)(21)	First lien senior secured loan	SR +	4.00%	04/2030	34,912	34,650	34,947	0.4%
IMA Financial Group, Inc.(6)	First lien senior secured loan	SR +	3.75%	11/2028	70,619	70,290	70,442	0.8%
Integrated Specialty Coverages, LLC(7)	First lien senior secured loan	SR +	6.00%	07/2030	55,101	54,309	54,274	0.6%
Integrity Marketing Acquisition, LLC(7)	First lien senior secured loan	SR +	6.00%	08/2026	2,787	2,762	2,787	—%
Integrity Marketing Acquisition, LLC(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	6.00%	02/2025	1,646	1,534	1,646	—%
Integrity Marketing Acquisition, LLC(7)	First lien senior secured loan	SR +	5.80%	08/2026	55,173	55,054	55,173	0.6%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets

Integrity Marketing Acquisition, LLC(7)	First lien senior secured loan	SR +	6.05%	08/2026	5,464	5,451	5,464	—%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(7)	First lien senior secured loan	SR +	10.50% PIK	07/2030	13,931	13,778	13,896	0.2%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(6)	First lien senior secured loan	SR +	5.25%	12/2028	32,456	32,044	32,375	0.4%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(6)(15)(17)	First lien senior secured delayed draw term loan	SR +	5.25%	06/2024	2,383	2,294	2,377	—%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(13)(15)	First lien senior secured revolving loan	P +	4.25%	12/2027	1,468	1,434	1,460	—%
PCF Midco II, LLC (dba PCF Insurance Services)(14)	First lien senior secured loan		9.00% PIK	10/2031	53,879	50,254	50,107	0.6%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(6)	First lien senior secured loan	SR +	6.00%	11/2028	184,888	183,285	184,428	2.1%
Summit Acquisition Inc. (dba K2 Insurance Services)(7)	First lien senior secured loan	SR +	6.75%	05/2030	50,474	49,056	49,338	0.6%
Tempo Buyer Corp. (dba Global Claims Services)(7)	First lien senior secured loan	SR +	5.50%	08/2028	35,793	35,272	35,525	0.4%
Tempo Buyer Corp. (dba Global Claims Services)(13)(15)	First lien senior secured revolving loan	P +	4.00%	08/2027	1,651	1,588	1,612	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)	First lien senior secured loan	SR +	5.75%	07/2027	14,792	14,598	14,681	0.2%
						1,382,727	1,389,314	15.5%
Internet software and services
Activate Holdings (US) Corp. (dba Absolute Software)(7)(15)(21)	First lien senior secured loan	SR +	6.75%	07/2030	4,706	$4,575	$4,582	0.1%
Anaplan, Inc.(7)	First lien senior secured loan	SR +	6.50%	06/2029	224,639	222,786	224,639	2.5%
Appfire Technologies, LLC(7)	First lien senior secured loan	SR +	5.50%	03/2027	7,718	7,673	7,679	0.1%
Appfire Technologies, LLC(13)(15)	First lien senior secured revolving loan	P +	4.50%	03/2027	373	357	365	—%
Armstrong Bidco Limited (dba The Access Group)(12)(21)	First lien senior secured GBP term loan	SA +	5.25%	06/2029	£40,433	48,704	51,158	0.6%
Avalara, Inc.(7)	First lien senior secured loan	SR +	7.25%	10/2028	70,455	69,556	70,102	0.8%
Barracuda Parent, LLC(7)(20)	First lien senior secured loan	SR +	4.50%	08/2029	27,374	26,673	26,656	0.3%
Barracuda Parent, LLC(7)	Second lien senior secured loan	SR +	7.00%	08/2030	93,250	90,768	87,655	1.0%
Bayshore Intermediate #2, L.P. (dba Boomi)(7)	First lien senior secured loan	SR +	7.50% PIK	10/2028	24,342	24,018	24,038	0.3%
Bayshore Intermediate #2, L.P. (dba Boomi)(7)(15)	First lien senior secured revolving loan	SR +	6.75%	10/2027	319	296	299	—%
BCTO BSI Buyer, Inc. (dba Buildertrend)(7)	First lien senior secured loan	SR +	7.50% PIK	12/2026	1,124	1,118	1,124	—%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(7)(15)	First lien senior secured loan	SR +	5.50%	08/2027	10,322	10,153	9,941	0.1%
Central Parent Inc. (dba CDK Global Inc.)(7)(20)	First lien senior secured loan	SR +	4.00%	07/2029	9,330	9,307	9,367	0.1%
CivicPlus, LLC(7)	First lien senior secured loan	SR +	6.50% (2.50% PIK)	08/2027	28,245	28,050	28,245	0.4%
CivicPlus, LLC(6)(15)	First lien senior secured revolving loan	SR +	6.00%	08/2027	763	748	763	—%
Cloud Software Group, Inc.(7)(20)	First lien senior secured loan	SR +	4.50%	03/2029	74,811	71,444	72,933	0.8%
Coupa Holdings, LLC(6)	First lien senior secured loan	SR +	7.50%	02/2030	24,344	23,784	23,857	0.3%
CP PIK Debt Issuer, LLC (dba CivicPlus, LLC)(6)	Unsecured notes	SR +	11.75% PIK	06/2034	17,052	16,698	17,008	0.2%
Crewline Buyer, Inc.(7)	First lien senior secured loan	SR +	6.75%	11/2030	165,368	162,923	162,888	1.8%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets

Delta TopCo, Inc. (dba Infoblox, Inc.)(8)(20)	First lien senior secured loan	SR +	3.75%	12/2027	29,044	27,646	28,971	0.3%
Delta TopCo, Inc. (dba Infoblox, Inc.)(7)	Second lien senior secured loan	SR +	7.25%	12/2028	49,222	48,996	49,222	0.6%
E2open, LLC(6)(20)	First lien senior secured loan	SR +	3.50%	02/2028	5,187	5,180	5,186	0.1%
EET Buyer, Inc. (dba e-Emphasys)(7)	First lien senior secured loan	SR +	6.50%	11/2027	36,349	35,989	36,349	0.4%
EET Buyer, Inc. (dba e-Emphasys)(8)(15)	First lien senior secured revolving loan	SR +	6.50%	11/2027	677	647	677	—%
Entrata, Inc.(6)	First lien senior secured loan	SR +	6.00%	07/2030	4,487	4,423	4,420	—%
Granicus, Inc.(7)	First lien senior secured loan	SR +	5.50%	01/2027	1,823	1,798	1,818	—%
Granicus, Inc.(7)	First lien senior secured delayed draw term loan	SR +	6.00%	01/2027	340	336	339	—%
Granicus, Inc.(7)(15)	First lien senior secured revolving loan	SR +	6.50%	01/2027	34	32	33	—%
Grayshift, LLC(6)(21)	First lien senior secured loan	SR +	8.00%	07/2028	128,368	126,355	126,443	1.5%
GS Acquisitionco, Inc. (dba insightsoftware)(7)	First lien senior secured loan	SR +	5.50%	05/2026	8,902	8,876	8,879	0.1%
Help/Systems Holdings, Inc.(7)(20)	First lien senior secured loan	SR +	4.00%	11/2026	63,870	63,583	60,383	0.7%
Help/Systems Holdings, Inc.(7)	Second lien senior secured loan	SR +	6.75%	11/2027	25,000	24,753	21,688	0.2%
Hyland Software, Inc.(6)	First lien senior secured loan	SR +	6.00%	09/2030	147,235	145,088	145,027	1.6%
Ivanti Software, Inc.(7)(20)	Second lien senior secured loan	SR +	7.25%	12/2028	19,000	18,927	15,200	0.2%
Ivanti Software, Inc.(7)(20)	First lien senior secured loan	SR +	4.25%	12/2027	12,967	12,098	12,280	0.1%
MessageBird BidCo B.V.(6)(21)	First lien senior secured loan	SR +	6.75%	05/2027	2,500	2,465	2,494	—%
Ministry Brands Holdings, LLC(6)	First lien senior secured loan	SR +	5.50%	12/2028	53,468	52,660	52,399	0.6%
Ministry Brands Holdings, LLC(6)(15)	First lien senior secured revolving loan	SR +	5.50%	12/2027	2,531	2,468	2,436	—%
Mitnick Corporate Purchaser, Inc.(6)(15)(19)	First lien senior secured revolving loan	SR +	2.00%	05/2027	—	5	—	—%
Oranje Holdco, Inc. (dba KnowBe4)(7)	First lien senior secured loan	SR +	7.50%	02/2029	81,182	80,097	80,370	0.9%
Perforce Software, Inc.(6)	First lien senior secured loan	SR +	4.50%	07/2026	14,775	14,536	14,738	0.2%
Project Alpha Intermediate Holding, Inc.(6)(20)	First lien senior secured loan	SR +	4.75%	10/2030	77,000	75,460	77,254	0.9%
Proofpoint, Inc.(6)(20)	First lien senior secured loan	SR +	3.25%	08/2028	12,108	11,759	12,096	0.1%
Proofpoint, Inc.(6)(20)	Second lien senior secured loan	SR +	6.25%	08/2029	7,500	7,471	7,556	0.1%
QAD, Inc.(6)	First lien senior secured loan	SR +	5.38%	11/2027	45,686	45,048	45,001	0.5%
Quartz Acquireco, LLC (dba Qualtrics AcquireCo, LLC)(6)	First lien senior secured loan	SR +	3.50%	06/2030	9,975	9,884	9,900	0.1%
Sailpoint Technologies Holdings, Inc.(6)	First lien senior secured loan	SR +	6.00%	08/2029	59,880	58,797	59,431	0.7%
Securonix, Inc.(7)	First lien senior secured loan	SR +	6.00%	04/2028	29,661	29,433	27,807	0.3%
Sedgwick Claims Management Services, Inc.(6)(19)(20)	First lien senior secured loan	SR +	3.75%	02/2028	9,925	9,750	9,949	0.1%
Sitecore Holding III A/S(8)	First lien senior secured loan	SR +	7.75% (4.25% PIK)	03/2029	3,998	3,968	3,968	—%
Sitecore Holding III A/S(11)	First lien senior secured EUR term loan	E +	7.75% (4.25% PIK)	03/2029	€23,489	24,569	25,753	0.3%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets

Sitecore USA, Inc.(8)	First lien senior secured loan	SR +	7.75% (4.25% PIK)	03/2029	24,103	23,925	23,923	0.3%
Sophos Holdings, LLC(6)(20)(21)	First lien senior secured loan	SR +	3.50%	03/2027	19,928	19,884	19,954	0.2%
Thunder Purchaser, Inc. (dba Vector Solutions)(7)	First lien senior secured loan	SR +	5.75%	06/2028	12,777	12,687	12,714	0.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(7)(15)	First lien senior secured revolving loan	SR +	5.75%	06/2027	602	595	597	—%
When I Work, Inc.(7)	First lien senior secured loan	SR +	7.00% PIK	11/2027	25,116	24,961	24,676	0.3%
Zendesk, Inc.(7)	First lien senior secured loan	SR +	6.25% (3.25% PIK)	11/2028	123,453	121,403	121,910	1.4%
						1,976,183	1,975,140	22.3%
Leisure and entertainment
Troon Golf, L.L.C.(7)	First lien senior secured loan	SR +	5.50%	08/2027	141,866	$141,028	$141,157	1.6%
						141,028	141,157	1.6%
Manufacturing
ACR Group Borrower, LLC(7)	First lien senior secured loan	SR +	5.75%	03/2028	864	$854	$864	—%
ACR Group Borrower, LLC(7)	First lien senior secured loan	SR +	4.25%	03/2028	4,022	3,983	3,972	—%
ACR Group Borrower, LLC(7)(15)	First lien senior secured revolving loan	SR +	4.25%	03/2026	450	444	439	—%
BCPE Watson (DE) ORML, LP(8)(21)(25)	First lien senior secured loan	SR +	6.50%	07/2028	101,500	100,682	100,993	1.1%
CPM Holdings, Inc.(6)(20)	First lien senior secured loan	SR +	4.50%	09/2028	50,000	48,654	50,125	0.6%
EMRLD Borrower LP (dba Emerson Climate Technologies, Inc.)(6)(20)	First lien senior secured loan	SR +	3.00%	05/2030	10,716	10,618	10,747	0.1%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)	Second lien senior secured loan	SR +	6.50%	05/2029	37,181	37,043	36,995	0.4%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)	Second lien senior secured loan	SR +	6.00%	05/2029	19,160	19,121	18,921	0.2%
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(20)	First lien senior secured loan	SR +	3.75%	05/2028	19,824	19,500	19,658	0.2%
FARADAY BUYER, LLC (dba MacLean Power Systems)(7)	First lien senior secured loan	SR +	6.00%	10/2028	136,295	133,623	133,569	1.5%
Filtration Group Corporation(6)(20)	First lien senior secured loan	SR +	4.25%	10/2028	21,835	21,636	21,907	0.2%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)	Second lien senior secured loan	SR +	8.25%	12/2028	11,728	11,489	11,611	0.1%
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)	First lien senior secured loan	SR +	4.00%	12/2027	18,587	18,305	18,494	0.2%
Helix Acquisition Holdings, Inc. (dba MW Industries)(7)	First lien senior secured loan	SR +	7.00%	03/2030	61,484	59,772	59,793	0.7%
Ideal Tridon Holdings, Inc.(7)	First lien senior secured loan	SR +	6.75%	04/2028	91,773	89,333	89,709	1.0%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(7)	First lien senior secured loan	SR +	6.25%	07/2027	7,547	7,431	7,547	0.1%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(7)	First lien senior secured loan	SR +	6.00%	07/2027	69,627	69,149	69,627	0.9%
Pro Mach Group, Inc.(6)(20)	First lien senior secured loan	SR +	4.00%	08/2028	30,319	30,177	30,376	0.3%
Sonny's Enterprises, LLC(7)(15)	First lien senior secured loan	SR +	6.75%	08/2028	130,239	128,471	129,913	1.5%
Sonny's Enterprises, LLC(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	6.75%	11/2024	11,320	10,972	11,254	0.1%
						821,257	826,514	9.2%
Professional services
Apex Group Treasury, LLC(7)(21)	First lien senior secured loan	SR +	5.00%	07/2028	124,498	$121,298	$124,498	1.4%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets

Apex Group Treasury, LLC(7)(21)	Second lien senior secured loan	SR +	6.75%	07/2029	11,618	11,462	11,560	0.2%
Apex Service Partners, LLC(7)(15)	First lien senior secured loan	SR +	7.00% (2.00% PIK)	10/2030	101,660	98,944	98,894	1.2%
Apex Service Partners, LLC(7)(15)	First lien senior secured revolving loan	SR +	6.50%	10/2029	616	429	423	—%
Certinia, Inc.(8)	First lien senior secured loan	SR +	7.25%	08/2029	33,088	32,460	32,426	0.4%
Corporation Service Company(6)(20)	First lien senior secured loan	SR +	3.25%	11/2029	2,574	2,509	2,577	—%
EM Midco2 Ltd. (dba Element Materials Technology)(7)(20)(21)	First lien senior secured loan	SR +	4.25%	06/2029	27,668	27,640	27,358	0.3%
EP Purchaser, LLC(7)	First lien senior secured loan	SR +	4.50%	11/2028	24,813	23,903	23,882	0.3%
Guidehouse Inc.(6)	First lien senior secured loan	SR +	5.75% (2.00% PIK)	10/2028	106,012	106,012	105,482	1.2%
Omnia Partners, LLC(7)(20)	First lien senior secured loan	SR +	4.25%	07/2030	1,828	1,810	1,838	—%
Relativity ODA LLC(6)	First lien senior secured loan	SR +	6.50%	05/2027	5,094	5,053	5,094	0.1%
Sensor Technology Topco, Inc. (dba Humanetics)(7)	First lien senior secured loan	SR +	7.00% (2.00% PIK)	05/2026	233,111	231,701	232,528	2.6%
Sensor Technology Topco, Inc. (dba Humanetics)(7)(15)	First lien senior secured revolving loan	SR +	6.50%	05/2026	11,485	11,363	11,433	0.1%
Sensor Technology Topco, Inc. (dba Humanetics)(10)	First lien senior secured EUR term loan	E +	7.25% (2.25% PIK)	05/2026	€42,018	45,368	46,299	0.5%
Sovos Compliance, LLC(6)(20)	First lien senior secured loan	SR +	4.50%	08/2028	29,044	28,591	28,646	0.3%
Vistage Worldwide, Inc.(7)	First lien senior secured loan	SR +	5.25%	07/2029	4,938	4,823	4,925	0.1%
						753,366	757,863	8.7%
Specialty retail
Ideal Image Development, LLC(7)(30)	First lien senior secured loan	SR +	6.50%	09/2027	6,710	$6,606	$5,049	—%
Ideal Image Development, LLC(7)(15)(17)(30)	First lien senior secured delayed draw term loan	SR +	6.50%	02/2024	1,702	769	1,280	—%
Milan Laser Holdings LLC(6)	First lien senior secured loan	SR +	5.00%	04/2027	20,217	20,094	20,217	0.2%
Notorious Topco, LLC (dba Beauty Industry Group)(7)	First lien senior secured loan	SR +	6.75%	11/2027	227,503	224,954	212,716	2.4%
Notorious Topco, LLC (dba Beauty Industry Group)(7)(15)	First lien senior secured revolving loan	SR +	6.75%	05/2027	352	303	9	—%
The Shade Store, LLC(7)	First lien senior secured loan	SR +	6.00%	10/2027	66,818	66,242	64,313	0.7%
The Shade Store, LLC(7)	First lien senior secured loan	SR +	7.00%	10/2027	10,580	10,330	10,316	0.1%
The Shade Store, LLC(7)(15)	First lien senior secured revolving loan	SR +	6.00%	10/2026	4,364	4,316	4,108	—%
						333,614	318,008	3.4%
Telecommunications
EOS U.S. Finco LLC(7)(21)	First lien senior secured loan	SR +	5.75%	10/2029	67,902	$64,563	$62,131	0.7%
EOS U.S. Finco LLC(7)(15)(16)(17)(21)	First lien senior secured delayed draw term loan	SR +	5.75%	05/2026	282	45	(332)	—%
Park Place Technologies, LLC(6)(20)	First lien senior secured loan	SR +	5.00%	11/2027	1,133	1,105	1,126	—%
						65,713	62,925	0.7%
Transportation
Lightbeam Bidco, Inc. (dba Lazer Spot)(7)	First lien senior secured loan	SR +	5.50%	05/2030	9,853	$9,805	$9,783	0.1%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets

Lightbeam Bidco, Inc. (dba Lazer Spot)(7)(15)(17)	First lien senior secured delayed draw term loan	SR +	5.50%	11/2025	6,063	5,918	5,934	0.1%
Lightbeam Bidco, Inc. (dba Lazer Spot)(7)	First lien senior secured loan	SR +	6.25%	05/2030	111,003	109,893	111,003	1.2%
Motus Group, LLC(6)	Second lien senior secured loan	SR +	6.50%	12/2029	10,000	9,919	9,900	0.1%
Safe Fleet Holdings, LLC(6)(20)	First lien senior secured loan	SR +	3.75%	02/2029	25,789	25,267	25,828	0.3%
						160,802	162,448	1.8%
Total non-controlled/non-affiliated portfolio company debt investments						$15,107,620	$15,137,945	169.5%
Equity Investments
Asset based lending and fund finance
Amergin Asset Management, LLC(21)(22)(24)	Class A Units		N/A	N/A	50,000,000	$—	$—	—%
						—	—	—%
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(21)(22)(24)	LP Interest		N/A	N/A	33,061	$32,911	$40,794	0.5%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(14)(22)	Series A Convertible Preferred Stock		7.00% PIK	N/A	10,769	12,686	12,951	0.1%
						45,597	53,745	0.6%
Buildings and real estate
Associations Finance, Inc.(14)(22)	Preferred Stock		13.50% PIK	N/A	250,000,000	$283,802	$287,556	3.2%
Dodge Construction Network Holdings, L.P.(22)(24)	Class A-2 Common Units		N/A	N/A	143,963	123	98	—%
Dodge Construction Network Holdings, L.P.(7)(22)	Series A Preferred Units	SR +	8.25%	N/A	—	3	2	—%
						283,928	287,656	3.2%
Business services
Denali Holding, LP (dba Summit Companies)(22)(24)	Class A Units		N/A	N/A	686,513	$7,076	$10,536	0.1%
Hercules Buyer, LLC (dba The Vincit Group)(22)(24)(26)	Common Units		N/A	N/A	10	10	11	—%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(14)(22)	Perpetual Preferred Stock		11.75% PIK	N/A	53,600	59,078	60,062	0.7%
						66,164	70,609	0.8%
Consumer products
ASP Conair Holdings LP(22)(24)	Class A Units		N/A	N/A	9,286	$929	$877	—%
						929	877	—%
Financial services
Vestwell Holdings, Inc.(22)(24)	Series D Preferred Stock		N/A	N/A	50,726	$1,000	$1,000	—%
						1,000	1,000	—%
Food and beverage
Hissho Sushi Holdings, LLC(22)(24)	Class A Units		N/A	N/A	941,780	$9,418	$12,598	0.1%
						9,418	12,598	0.1%
Healthcare equipment and services
KPCI Holdings, L.P.(22)(24)	Class A Units		N/A	N/A	1,781	$2,313	$2,600	—%
Maia Aggregator, LP(22)(24)	Class A-2 Units		N/A	N/A	12,921,348	12,921	12,990	0.1%
Patriot Holdings SCSp (dba Corza Health, Inc.)(21)(22)(24)	Class B Units		N/A	N/A	982	164	225	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(14)(21)(22)	Class A Units		8.00% PIK	N/A	13,517	1,253	1,253	—%
Rhea Acquisition Holdings, LP(22)(24)	Series A-2 Units		N/A	N/A	11,964,286	11,964	16,154	0.2%
						28,615	33,222	0.3%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(22)(24)	Class A Interests		N/A	N/A	3,520	$3,520	$3,105	—%
KWOL Acquisition Inc.(22)(24)	Common stock		N/A	N/A	1,205	12,049	12,049	0.1%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest		Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets

Romulus Intermediate Holdings 1 Inc. (dba PetVet)(14)(22)	Series A Preferred Stock		15.00% PIK	N/A	27,354,613	26,817	26,808	0.3%
XOMA Corporation(22)(24)	Warrants		N/A	N/A	54,000	369	369	—%
						42,755	42,331	0.4%
Healthcare technology
BEHP Co-Investor II, L.P.(21)(22)(24)	LP Interest		N/A	N/A	1,269,969	$1,266	$1,278	—%
Minerva Holdco, Inc.(14)(22)	Series A Preferred Stock		10.75% PIK	N/A	100,000	117,505	115,594	1.3%
Orange Blossom Parent, Inc.(22)(24)	Common Equity		N/A	N/A	16,667	1,668	1,665	—%
WP Irving Co-Invest, L.P.(21)(22)(24)	Partnership Units		N/A	N/A	1,250,000	1,251	1,258	—%
						121,690	119,795	1.3%
Household products
Evology, LLC(22)(24)	Class B Units		N/A	N/A	316	$1,512	$1,446	—%
Walker Edison Holdco LLC(22)(24)	Common Equity		N/A	N/A	29,167	2,818	303	—%
						4,330	1,749	—%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)(14)(22)	Series A Preferred Stock		10.50% PIK	N/A	12,750	$14,933	$13,556	0.2%
						14,933	13,556	0.2%
Insurance
Accelerate Topco Holdings, LLC(22)(24)	Common Units		N/A	N/A	91,805	$2,535	$2,988	—%
Evolution Parent, LP (dba SIAA)(22)(24)	LP Interest		N/A	N/A	2,703	270	318	—%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(22)(24)	LP Interest		N/A	N/A	421	426	408	—%
Hockey Parent Holdings, L.P.(22)(24)	Class A Units		N/A	N/A	25,000	25,000	25,000	0.3%
PCF Holdco, LLC (dba PCF Insurance Services)(22)(24)	Class A Units		N/A	N/A	6,047,390	15,336	27,983	0.3%
PCF Holdco, LLC (dba PCF Insurance Services)(22)(24)	Class A Unit Warrants		N/A	N/A	1,503,286	5,129	5,054	—%
PCF Holdco, LLC (dba PCF Insurance Services)(14)(22)	Series A Preferred Units		15.00% PIK	N/A	19,423	15,337	16,163	0.2%
						64,033	77,914	0.8%
Internet software and services
BCTO WIW Holdings, Inc. (dba When I Work)(22)(24)	Class A Common Stock		N/A	N/A	57,000	$5,700	$4,468	0.1%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(22)(24)	Common Units		N/A	N/A	1,729,439	1,729	1,887	—%
Elliott Alto Co-Investor Aggregator L.P.(21)(22)(24)	LP Interest		N/A	N/A	6,530	6,568	6,553	0.1%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(21)(22)(24)	LP Interest		N/A	N/A	989,292	989	1,068	—%
MessageBird Holding B.V.(21)(22)(24)	Extended Series C Warrants		N/A	N/A	7,980	49	9	—%
Picard Holdco, Inc.(7)(22)	Series A Preferred Stock	SR +	12.00% PIK	N/A	44,040	46,550	51,273	0.6%
Project Alpine Co-Invest Fund, LP(21)(22)(24)	LP Interest		N/A	N/A	17,000,000	17,010	20,089	0.2%
Project Hotel California Co-Invest Fund, L.P.(21)(22)(24)	LP Interest		N/A	N/A	3,522	3,525	3,994	—%
Thunder Topco L.P. (dba Vector Solutions)(22)(24)	Common Units		N/A	N/A	712,884	713	791	—%
WMC Bidco, Inc. (dba West Monroe)(14)(22)	Senior Preferred Stock		11.25% PIK	N/A	33,385	41,800	40,036	0.5%
Zoro TopCo, Inc. (dba Zendesk, Inc.)(14)(22)	Series A Preferred Stock		12.50% PIK	N/A	16,562	17,869	18,138	0.2%
Zoro TopCo, L.P. (dba Zendesk, Inc.)(22)(24)	Class A Common Units		N/A	N/A	1,380,129	13,801	15,027	0.2%
						156,303	163,333	1.9%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)(27)	Investment	Interest	Maturity Date	Par/Units	Amortized Cost(4)(23)	Fair Value	Percentage of Net Assets

Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(22)(24)	LP Interest	N/A	N/A	1,000	$100	$118	—%
					100	118	—%
Total non-controlled/non-affiliated portfolio company equity investments					$839,795	$878,503	9.6%
Total non-controlled/non-affiliated portfolio company investments					$15,947,415	$16,016,448	179.1%

Non-controlled/affiliated portfolio company investments
Equity Investments
Pharmaceuticals
LSI Financing 1 DAC(21)(22)(24)(28)	Preferred equity	N/A	N/A	72,300,000	$72,371	$78,406	0.9%
					72,371	78,406	0.9%
Total non-controlled/affiliated portfolio company equity investments					$72,371	$78,406	0.9%

Controlled/affiliated portfolio company investments
Debt Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(14)(21)(29)	First lien senior secured loan	12.00% PIK	07/2030	39,529	$39,529	$39,529	0.4%
AAM Series 2.1 Aviation Feeder, LLC(14)(21)(29)	First lien senior secured loan	12.00% PIK	11/2030	46,970	46,970	46,970	0.5%
					86,499	86,499	0.9%
Total controlled/affiliated portfolio company debt investments					$86,499	$86,499	0.9%
Equity Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(15)(21)(22)(24)(29)	LLC Interest	N/A	N/A	25,310	$25,277	$25,310	0.3%
AAM Series 2.1 Aviation Feeder, LLC(15)(21)(22)(24)(29)	LLC Interest	N/A	N/A	31,506	31,508	31,506	0.4%
					56,785	56,816	0.7%
Insurance
Fifth Season Investments LLC(22)(24)(25)(29)	Class A Units	N/A	N/A	28	$156,811	$156,794	1.8%
					156,811	156,794	1.8%
Joint ventures
Blue Owl Credit Income Senior Loan Fund, LLC (f/k/a ORCIC Senior Loan Fund, LLC)(21)(22)(25)(29)(31)	LLC Interest	N/A	N/A	261,433	$261,433	$273,441	3.1%
					261,433	273,441	3.1%
Total controlled/affiliated portfolio company equity investments					$475,029	$487,051	5.6%
Total controlled/affiliated portfolio company investments					$561,528	$573,550	6.5%

Total non-controlled/non-affiliated misc. debt commitments(15)(16)(Note 7)					$(9,871)	$(6,311)	(0.1)%
Total Investments					$16,571,443	$16,662,093	186.6%

	Interest Rate Swaps as of December 31, 2023
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/(Depreciation)	Hedged Instrument	Footnote Reference
Interest rate swap(a)(b)	7.75%	SR + 3.84%	9/16/2027	$600,000	$6,503	$—	$2,500	September 2027 Notes	Note 5
Interest rate swap(a)(b)	7.75%	SR + 3.65%	1/15/2029	$550,000	$12,147	$—	$12,147	January 2029 Notes	Note 5
Total				$1,150,000
________
(a) Contains a variable rate structure. Bears interest at a rate determined by SOFR.
(b) Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedging item within interest expense.

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2023
(Amounts in thousands, except share amounts)

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
(15)Position or portion thereof is a partially funded debt or equity commitment. See below for more information on the Company’s commitments. See Note 7 “Commitments and Contingencies”.

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(16)
Non-controlled/non-affiliated - delayed draw debt commitments
Alera Group, Inc.	First lien senior secured delayed draw term loan	11/2025	$—	$45,858	$—
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	10/2025	—	3,247	(24)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	9/2024	26,858	5,457	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	10/2025	—	26,966	—
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	10/2025	5,131	17,957	—
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	6/2024	—	10,587	—
Aramsco, Inc.	First lien senior secured delayed draw term loan	10/2025	—	7,797	(16)
Arctic Holdco, LLC	First lien senior secured delayed draw term loan	12/2024	—	9,688	(194)
Associations, Inc.	First lien senior secured delayed draw term loan	6/2024	61,030	507	—
Aurelia Netherlands Midco 2 B.V. (f/k/a Adevinta)	First lien senior secured EUR term loan	11/2030	—	30,482	—
Aurelia Netherlands Midco 2 B.V. (f/k/a Adevinta)	First lien senior secured NOK term loan	11/2030	—	31,898	—
AWP Group Holdings, Inc.	First lien senior secured delayed draw term loan	8/2025	350	7,024	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	3/2025	1,037	14,060	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	10/2025	—	26,528	(66)
BELMONT BUYER, INC. (dba Valenz)	First lien senior secured delayed draw term loan	12/2024	5,293	7,980	—
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured delayed draw term loan	10/2025	4,431	13,641	—
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	12/2024	449	468	—
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	2/2024	—	3,750	—
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	9/2024	—	14,183	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	8/2024	—	2,174	(16)
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	6/2024	—	20,926	(157)

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(16)
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	12/2025	—	8,048	(60)
EOS U.S. Finco LLC	First lien senior secured delayed draw term loan	5/2026	282	9,830	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	12/2025	734	4,405	—
FARADAY BUYER, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	11/2025	—	14,307	(143)
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	5/2025	851	1,961	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	11/2025	—	1,250	(19)
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured delayed draw term loan	4/2025	1,741	14,090	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	3/2024	2,370	7,600	—
Home Service TopCo IV, Inc.	First lien senior secured delayed draw term loan	12/2024	—	8,397	(21)
Ideal Image Development, LLC	First lien senior secured delayed draw term loan	2/2024	604	329	—
IMO Investor Holdings, Inc.	First lien senior secured delayed draw term loan	5/2024	1,825	3,127	—
Indikami Bidco, LLC	First lien senior secured delayed draw term loan	12/2025	—	6,570	(41)
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	1/2024	—	12,716	(32)
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	2/2025	1,646	21,923	—
Kaseya Inc.	First lien senior secured delayed draw term loan	6/2024	267	4,077	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	11/2025	73	6,054	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	7/2025	—	12,134	(152)
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured delayed draw term loan	6/2024	2,383	6,360	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured delayed draw term loan	11/2025	6,063	40,928	—
ManTech International Corporation	First lien senior secured delayed draw term loan	9/2024	1,190	2,164	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	4/2024	18,290	21,702	—
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	5/2024	—	8,469	—
Omnia Partners, LLC	First lien senior secured delayed draw term loan	1/2024	—	172	—
OneOncology LLC	First lien senior secured delayed draw term loan	12/2024	—	26,752	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	8/2025	—	17,905	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	11/2025	—	31,691	(16)
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured delayed draw term loan	5/2024	—	28,553	(286)
PPV Intermediate Holdings, LLC	First lien senior secured delayed draw term loan	9/2025	—	10,076	(25)
Simplisafe Holding Corporation	First lien senior secured delayed draw term loan	5/2024	4,258	11,770	—
Smarsh Inc.	First lien senior secured delayed draw term loan	2/2024	10,381	10,381	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	11/2024	11,320	15,212	—
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	10/2027	2,742	28,751	—
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured delayed draw term loan	11/2024	—	12,267	(92)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	10/2025	1,198	2,360	—
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	10/2025	—	41,400	—
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	3/2027	—	833	(67)
XRL 1 LLC (f/k/a XOMA)	First lien senior secured delayed draw term loan	12/2025	—	4,500	(101)
Zendesk, Inc.	First lien senior secured delayed draw term loan	11/2024	—	30,080	(75)
Non-controlled/non-affiliated - revolving debt commitments
ACR Group Borrower, LLC	First lien senior secured revolving loan	3/2026	450	425	—
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	7/2030	70	282	—
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	—	16,273	(81)
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	16,528	—
Apex Service Partners, LLC	First lien senior secured revolving loan	10/2029	616	7,080	—
Appfire Technologies, LLC	First lien senior secured revolving loan	3/2027	373	1,260	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(16)
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	9/2027	1,702	3,404	—
Associations, Inc.	First lien senior secured revolving loan	7/2027	1,706	3,123	—
Aurelia Netherlands Midco 2 B.V. (f/k/a Adevinta)	First lien senior secured EUR revolving loan	11/2030	—	3,387	—
Avalara, Inc.	First lien senior secured revolving loan	10/2028	—	7,045	(35)
AWP Group Holdings, Inc.	First lien senior secured revolving loan	12/2029	1,248	4,557	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	—	20,128	(604)
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	319	1,275	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2026	1,448	3,207	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	12/2026	—	161	—
BELMONT BUYER, INC. (dba Valenz)	First lien senior secured revolving loan	6/2029	—	6,650	(66)
Blast Bidco Inc.	First lien senior secured revolving loan	10/2029	—	4,179	(104)
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	10/2029	—	13,901	(146)
Brightway Holdings, LLC	First lien senior secured revolving loan	12/2027	947	1,158	—
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	12/2028	289	868	—
Canadian Hospital Specialties Ltd.	First lien senior secured CAD revolving loan	4/2027	370	75	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	8/2027	303	577	—
Certinia, Inc.	First lien senior secured revolving loan	8/2029	—	4,412	(88)
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	12/2027	2,568	11,699	—
CivicPlus, LLC	First lien senior secured revolving loan	8/2027	763	1,481	—
Community Brands ParentCo, LLC	First lien senior secured revolving loan	2/2028	—	1,875	(19)
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	10/2029	—	14,183	(142)
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	—	1,664	(33)
CPM Holdings, Inc.	First lien senior secured revolving loan	6/2028	—	5,000	—
Crewline Buyer, Inc.	First lien senior secured revolving loan	11/2030	—	17,226	(258)
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	9/2027	—	9,963	(25)
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	3/2029	—	91	(1)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	677	2,710	—
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	9/2025	4,640	6,960	—
Entrata, Inc.	First lien senior secured revolving loan	7/2028	—	513	(8)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	4/2027	—	676	(5)
Finastra USA, Inc.	First lien senior secured revolving loan	9/2029	4,524	12,568	—
Formerra, LLC	First lien senior secured revolving loan	11/2028	—	526	(8)
Fortis Solutions Group, LLC	First lien senior secured revolving loan	10/2027	337	6,409	—
Fullsteam Operations, LLC	First lien senior secured revolving loan	11/2029	—	500	(15)
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3/2026	—	3,973	(20)

GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	4/2029	6,174	4,908	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	1,004	669	—
Global Music Rights, LLC	First lien senior secured revolving loan	8/2027	—	7,500	—
Granicus, Inc.	First lien senior secured revolving loan	1/2027	34	127	—
Grayshift, LLC	First lien senior secured revolving loan	7/2028	—	2,419	(36)
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	12/2026	—	96	—
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	5/2028	—	8,745	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(16)
Home Service TopCo IV, Inc.	First lien senior secured revolving loan	12/2027	—	3,359	(25)
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	6,978	(105)
Ideal Image Development, LLC*	First lien senior secured revolving loan	9/2027	915	—	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	4/2028	—	8,630	(194)
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	9/2027	—	3,613	(27)
IMO Investor Holdings, Inc.	First lien senior secured revolving loan	5/2028	99	2,382	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	5/2028	5,080	7,620	—
Indikami Bidco, LLC	First lien senior secured revolving loan	6/2030	—	4,693	(106)
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	7/2029	—	5,934	(89)
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2026	—	5,450	—
Intelerad Medical Systems Incorporated*	First lien senior secured revolving loan	8/2026	2,049	—	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	12/2024	2,528	3,490	—
Kaseya Inc.	First lien senior secured revolving loan	6/2029	1,097	3,256	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	7/2029	—	10,944	(301)
KWOL Acquisition Inc.	First lien senior secured revolving loan	12/2029	6,697	15,627	—
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	12/2027	1,468	1,946	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	5/2029	—	11,685	—
Lignetics Investment Corp.	First lien senior secured revolving loan	10/2026	9,559	1,912	—
ManTech International Corporation	First lien senior secured revolving loan	9/2028	—	1,806	(14)
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	4/2028	2,411	5,627	—
Medline Borrower, LP	First lien senior secured revolving loan	10/2026	—	2,020	(20)
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	7/2027	—	3,571	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	4/2026	—	2,553	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	2,531	2,215	—
Mitnick Corporate Purchaser, Inc.	First lien senior secured revolving loan	5/2027	—	9,375	—
Natural Partners, LLC	First lien senior secured revolving loan	11/2027	—	5,063	(25)
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	8/2029	—	4,118	(103)
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2025	—	558	(3)
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	5/2027	352	4,930	—
OAC Holdings I Corp. (dba Omega Holdings)	First lien senior secured revolving loan	3/2028	—	2,572	(45)
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	9/2027	3,091	4,902	—
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3/2028	—	3,302	(50)
OneOncology LLC	First lien senior secured revolving loan	6/2029	—	14,267	(71)
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	2/2029	—	10,148	(101)
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	1/2026	19	70	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	11/2027	—	2,570	(6)
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	—	33,258	(349)
Ping Identity Holding Corp.	First lien senior secured revolving loan	10/2028	—	2,182	(11)
Plasma Buyer LLC (dba Pathgroup)	First lien senior secured revolving loan	5/2028	4,079	8,158	—
Pluralsight, LLC	First lien senior secured revolving loan	4/2027	305	87	—
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	8/2029	—	11,854	(148)
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	6,000	(90)
Quva Pharma, Inc.	First lien senior secured revolving loan	4/2026	—	455	(3)

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(16)
Relativity ODA LLC	First lien senior secured revolving loan	5/2027	—	435	—
Sailpoint Technologies Holdings, Inc.	First lien senior secured revolving loan	8/2028	—	5,718	(43)
Securonix, Inc.	First lien senior secured revolving loan	4/2028	—	5,339	(334)
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2026	11,485	9,077	—
Smarsh Inc.	First lien senior secured revolving loan	2/2029	—	830	(2)
Sonny's Enterprises, LLC	First lien senior secured revolving loan	8/2027	—	25,158	(63)
Southern Air & Heat Holdings, LLC	First lien senior secured revolving loan	10/2027	23	259	—
Spotless Brands, LLC	First lien senior secured revolving loan	7/2028	316	1,146	—
Summit Acquisition Inc. (dba K2 Insurance Services)	First lien senior secured revolving loan	5/2029	—	6,133	(138)
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	3/2029	—	5,579	(209)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2028	—	5,336	(67)
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	4/2027	—	7,768	—
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	8/2027	1,651	3,508	—
The Shade Store, LLC	First lien senior secured revolving loan	10/2026	4,364	2,455	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	602	418	—
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2026	—	7,207	(36)
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	8/2027	—	2,000	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	6/2029	—	8,120	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	7/2027	—	1,096	(8)
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	4/2026	18	124	—
Walker Edison Furniture Company LLC*	First lien senior secured revolving loan	3/2027	1,333	—	—
When I Work, Inc.	First lien senior secured revolving loan	11/2027	—	4,164	(73)
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	12,386	(155)
Non-controlled/non-affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	N/A	25,310	8,444	—
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	N/A	31,506	309	—
Total Portfolio Company Commitments			$322,247	$1,394,947	$(6,311)
(16)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.
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
(22)Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted security” under the Securities Act. As of December 31, 2023, the aggregate fair value of these securities is $1.40 billion, or 16.2% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
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

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
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
(28)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the year ended December 31, 2023 were as follows:

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

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
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

Blue Owl Credit Income Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$1,354,877	$819,124	$346,851
Net change in unrealized gain (loss)	(69,591)	196,202	(116,185)
Net realized gain (loss) on investments	(18,566)	(9,459)	(12,377)
Net Increase (Decrease) in Net Assets Resulting from Operations	1,266,720	1,005,867	218,289
Distributions
Class S	(387,356)	(223,672)	(97,794)
Class D	(43,928)	(57,125)	(27,139)
Class I	(763,257)	(415,047)	(176,401)
Net Decrease in Net Assets Resulting from Shareholders’ Distributions	(1,194,541)	(695,844)	(301,334)
Capital Share Transactions
Class S:
Issuance of shares of common stock	1,833,919	1,194,789	1,270,687
Share transfers between classes(1)	(5,728)	(2,614)	—
Repurchase of common shares	(185,739)	(75,799)	(54,182)
Reinvestment of shareholders’ distributions	165,862	82,376	32,022
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	1,808,314	1,198,752	1,248,527
Class D:
Issuance of shares of common stock	133,280	256,735	275,153
Share transfers between classes(1)	(338,702)	—	—
Repurchase of common shares	(40,928)	(34,058)	(7,645)
Reinvestment of shareholders’ distributions	15,609	24,077	10,905
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	(230,741)	246,754	278,413
Class I:
Issuance of shares of common stock	3,730,612	2,008,973	2,311,831
Share transfers between classes(1)	344,430	2,614	—
Repurchase of common shares	(412,317)	(277,409)	(143,936)
Reinvestment of shareholders’ distributions	316,579	153,086	57,235
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	3,979,304	1,887,264	2,225,130
Total Increase (Decrease) in Net Assets	5,629,056	3,642,793	3,669,026
Net Assets, at beginning of period	8,892,546	5,249,753	1,580,728
Net Assets, at end of period	$14,521,602	$8,892,546	$5,249,753

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

Blue Owl Credit Income Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,266,720	$1,005,867	$218,289
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(15,014,625)	(7,082,209)	(8,651,238)
Proceeds from investments and investment repayments, net	5,516,966	1,516,330	1,012,027
Net change in unrealized (gain) loss on investments	70,014	(195,317)	114,990
Net change in unrealized gain (loss) on interest rate swap attributed to unsecured notes	(85,789)	12,533	449
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(1,339)	(892)	1,195
Net change in unrealized (gain) loss on Income tax (provision) benefit	916	7	—
Net realized (gain) loss on investments	20,997	8,940	12,748
Net realized (gain) loss on foreign currency transactions relating to investments	941	519	(371)
Net realized (gain) loss on foreign currency transactions relating to debt	(2,338)	—	—
Paid-in-kind interest and dividends	(189,230)	(144,214)	(63,484)
Net amortization/accretion of premium/discount on investments	(147,271)	(45,498)	(17,946)
Amortization of debt issuance costs	31,304	17,912	10,657
Amortization of offering costs	4,062	3,295	3,661
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(41,828)	(57,948)	(61,819)
(Increase) decrease in receivable from controlled affiliates	(8,275)	12,178	(20,202)
(Increase) decrease in receivable for investments sold	(444,545)	(28,508)	—
(Increase) decrease in prepaid expenses and other assets	(6,300)	(3,759)	(44)
Increase (decrease) in payable for investments purchased	(37,453)	125,372	14,343
Increase (decrease) in payables to affiliates	18,886	21,954	23,469
Increase (decrease) in tender payable	—	—	109,423
Increase (decrease) in accrued expenses and other liabilities	204,509	21,687	76,723
Net cash used in operating activities	(8,843,678)	(4,811,751)	(7,217,130)
Cash Flows from Financing Activities
Borrowings on debt	15,846,598	7,995,764	9,773,168
Repayments of debt	(10,800,512)	(5,635,000)	(5,776,501)
Deferred offering costs paid	(2,613)	—	—
Debt issuance costs paid	(108,794)	(55,848)	(54,515)
Repurchase of common stock	(559,769)	(384,114)	(205,763)
Proceeds from issuance of common shares	5,697,811	3,460,497	3,857,671
Distributions paid to shareholders	(637,944)	(379,411)	(173,142)
Net cash provided by financing activities	9,434,777	5,001,888	7,420,918
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $141,158, $17,872 and $23,000, respectively)	591,099	190,137	203,788
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $40,872, $23,000 and $0, respectively)	415,384	225,247	21,459
Cash and restricted cash, including foreign cash, end of period (restricted cash of $182,030, $40,872 and $23,000, respectively)	$1,006,483	$415,384	$225,247
Supplemental and Non-Cash Information
Interest paid during the period	$670,026	$422,568	$118,073
Distributions declared during the period	$1,194,541	$695,844	$301,334
Reinvestment of distributions during the period	$498,050	$259,539	$100,161
Taxes, including excise tax, paid during the period	$2,206	$195	$104
Distributions payable	$152,477	$93,930	$37,036
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

Blue Owl Credit Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). Blue Owl consists of three product platforms: (1) Credit, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms and (3) Real Assets, which primarily focuses on the strategies of net lease real estate and real estate credit. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.

The Company received an exemptive order that permits it to offer multiple classes of shares of common stock and to impose varying sales loads, asset-based servicing and/or distribution fees and early withdrawal fees. On November 12, 2020, the Company commenced its initial public offering pursuant to which it offered, on a continuous basis, up to $2,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. On February 14, 2022, the Company commenced its follow-on offering, pursuant to which it offered on a continuous basis, up to $13,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. On December 6, 2024, the Company commenced its current offering, pursuant to which it is offering on a continuous basis, up to $10,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager” or “Blue Owl Securities”). The Dealer Manager is entitled to receive upfront selling commissions of up to 3.50% of the offering price of each Class S share sold in the offering and 1.50% of the offering price of each Class D share sold. Class I shares are not subject to upfront selling commissions. Any upfront selling commissions for the Class S shares and Class D shares sold in the offering will be deducted from the purchase price. Class S, Class D and Class I shares were offered at initial purchase prices per shares of $10.35, $10.15 and $10.00, respectively. Currently, the purchase price per share for each class of common stock varies, but will not be sold at a price below the Company’s net asset value per share of such class, as determined in accordance with the Company’s share pricing policy, plus applicable upfront selling commissions. The Company also engages in private placement offerings of its common stock.

Since meeting the minimum offering requirement and commencing its continuous public offering through December 31, 2024, the Company has issued 520,156,108 shares of Class S common stock, 89,982,237 shares of Class D common stock and 948,384,959 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $4.91 billion, $0.84 billion and $8.89 billion, respectively, including $1,000 of seed capital contributed by its Adviser in September of 2020, $25.0 million in gross proceeds raised from an entity affiliated with the Adviser and 63,906,381 shares

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
of Class I common stock issued in a private placement to feeder vehicles primarily created to hold the Company’s Class I shares for gross proceeds of approximately $0.60 billion.
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

Reclassifications
As a result of changes in presentations, certain prior year amounts have been reclassified to conform to the current presentation. These reclassifications had no effect on the reported results of operations.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
PIK interest and PIK dividend income consisted of the following for the periods:

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
PIK Interest Income	$120,121	$72,208	$34,789
PIK Interest Income as a % of Investment Income	4.7%	4.7%	5.2%
PIK Dividend Income	$54,205	$68,105	$36,435
PIK Dividend Income as a % of Investment Income	2.1%	4.4%	5.4%
Total PIK Income	$174,326	$140,313	$71,224
Total PIK Income as a % of Investment Income	6.8%	9.1%	10.6%
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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions through December 31, 2024. As applicable, the Company’s prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.

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
Segment Reporting
In accordance with ASC Topic 280 – “Segment Reporting (ASC 280),” the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
The Company operates through a single operating and reporting segment with an investment objective to generate both current income, and to a lesser extent, capital appreciation through debt and equity investments. The CODM is comprised of the Company’s chief executive officer, president, and chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in shareholder’s equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.
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
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820),” which clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. An entity that qualifies as an investment company under Topic 946 should apply the amendments in ASU No. 2022-03 to an investment in an equity security subject to a contractual sale restriction that is executed or modified on or after the date of adoption. Management has adopted the aforementioned accounting pronouncement and does not believe that it had a material effect on the accompanying consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280),” which requires specific disclosures related to the title and position of the chief operating decision maker (“CODM”) and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740),” which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
entities for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU No. 2023-09 on the consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 2200-40),” which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3. Agreements and Related Party Transactions

As of December 31, 2024, the Company had payables to affiliates of $73.4 million, comprised of $54.0 million of accrued performance based incentive fees, $14.6 million of management fees, and $4.8 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement. As of December 31, 2023, the Company had payables to affiliates of $54.5 million, comprised of $43.9 million of accrued performance based incentive fees, $8.6 million of management fees, and $2.0 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement.

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

For the years ended December 31, 2024, 2023, and 2022 the Company incurred expenses of approximately $7.1 million, $4.6 million, and $3.2 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

For the years ended December 31, 2024, 2023, and 2022 management fees were $141.7 million, $81.8 million, and $42.6 million, respectively.

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

For the years ended December 31, 2024, 2023, and 2022, the Company incurred performance based incentive fees on net investment income of $192.5 million, $118.1 million, and $49.5 million, respectively.

For the year ended December 31, 2024, the Company recorded a reversal of previously recorded performance based incentive fees based on capital gains of $7.8 million, which was primarily related to unrealized depreciation.

For the year ended December 31, 2023, the Company incurred performance-based incentive fees based on capital gains of $7.8 million, of which $7.8 million is related to unrealized appreciation.

For the year ended December 31, 2022, the Company recorded a reversal of previously recorded performance based incentive fees based on capital gains of $0.6 million, which was primarily related to unrealized depreciation.

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

For the year ended December 31, 2024, subject to the 1.5% organization and offering cost cap, the Company accrued $0.3 million of offering expenses that are reimbursable to the Adviser.

For the year ended December 31, 2023, subject to the 1.5% organization and offering cost cap and the re-categorization of certain expenses as servicing fees, the Company accrued less than $0.1 million of initial organization and offering expenses that are reimbursable to the Adviser.

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

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company relies on an order for exemptive relief (as amended, the “Order”) that has been granted to the Adviser and certain of its affiliates, on which we are permitted to rely, by the SEC that permits us to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing, and (4) the proposed investment by the Company would not benefit the Adviser, the other affiliated funds that are participating in the investment or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, the Order permits the Company to participate in follow-on investments in its existing portfolio companies with certain affiliates that are private funds, even when such private funds did not have an investment in such existing portfolio company.

The Adviser is affiliated with Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” together with OTCA, OTCA II, OPFA and the Adviser, the “Blue Owl Credit Advisers”), which are also registered investment advisers. The Blue Owl Credit Advisers are indirect affiliates of Blue Owl and comprise part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. The Blue Owl Credit Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of the BDCs, funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order.

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

For the year ended December 31, 2024, the Company accrued servicing fees with respect to Class D shares of $1.1 million. For the year ended December 31, 2024, the Company accrued servicing fees with respect to Class S shares of $35.2 million.

For the year ended December 31, 2023, the Company accrued servicing fees with respect to Class D shares of $1.4 million. For the year ended December 31, 2023, the Company accrued servicing fees with respect to Class S shares $20.1 million.

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
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

Controlled/Affiliated Portfolio Companies

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments.

The Company has made investments in controlled, affiliated companies, including OCIC SLF, Amergin AssetCo, Fifth Season Investments LLC (“Fifth Season”), LSI Financing LLC (“LSI Financing LLC”), and Blue Owl Credit SLF LLC (“Credit SLF”). For further description of OCIC SLF and Credit SLF see “Note 4 Investments”.

The Company has also made investments in non-controlled, affiliated companies, including LSI Financing 1 DAC (“LSI Financing DAC”).

Amergin was created to invest in a leasing platform focused on railcar and aviation assets. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of December 31, 2024 the Company’s commitment to Amergin AssetCo is $229.6 million, of which $138.9 million is equity and $90.7 million is debt. The Company does not consolidate its equity interest in Amergin AssetCo.

Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, the Company made an initial equity commitment to Fifth Season. As of December 31, 2024, the fair value of the Company’s investment in Fifth Season is $223.3 million. The Company does not consolidate its equity interest in Fifth Season.

LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial equity commitment to LSI Financing DAC. As of December 31, 2024, the Company’s investment at fair value in LSI Financing DAC is $4.8 million and the Company’s total commitment was $4.8 million. The Company does not consolidate its equity interest in LSI Financing DAC.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. On December 14, 2022, the Company made an initial equity commitment to LSI Financing LLC. As of December 31, 2024, the Company’s investment at fair value in LSI Financing LLC is $293.8 million and the Company’s total commitment was $294.4 million. The Company does not consolidate its equity interest in LSI Financing LLC.
Note 4. Investments

Investments at fair value and amortized cost consisted of the below as of the following periods:

	December 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$23,703,828	$23,665,142	$13,742,305	$13,788,717
Second-lien senior secured debt investments	802,519	767,392	1,199,591	1,184,755
Unsecured debt investments	447,930	440,633	242,352	244,661
Preferred equity investments(2)	367,924	364,672	709,751	721,545
Common equity investments(3)	742,386	825,152	416,011	448,974
Joint ventures(4)	319,078	315,903	261,433	273,441
Total Investments	$26,383,665	$26,378,894	$16,571,443	$16,662,093

(1)Includes debt investments in Amergin AssetCo.
(2)Includes equity investments in LSI Financing DAC.
(3)Includes equity investments in Amergin AssetCo, Fifth Season and LSI Financing LLC.
(4)Includes equity investments in OCIC SLF and Credit SLF. See below, within Note 4, for more information regarding OCIC SLF and Credit SLF.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
The industry composition of investments based on fair value consisted of the below as of the following periods:

	December 31, 2024	December 31, 2023
Advertising and media	1.8%	1.9%
Aerospace and defense	0.8	0.5
Asset based lending and fund finance(1)	1.1	1.7
Automotive services(2)	0.7	0.7
Automotive aftermarket(2)	0.1	0.2
Buildings and real estate	2.6	3.6
Business services	6.0	5.5
Chemicals	2.9	1.6
Consumer products	1.5	2.0
Containers and packaging	2.4	3.2
Distribution	2.3	3.0
Education	0.9	0.8
Energy equipment and services	0.3	—
Financial services	5.1	3.1
Food and beverage	6.3	5.7
Healthcare equipment and services	6.0	4.8
Healthcare providers and services	12.0	14.8
Healthcare technology	5.7	4.3
Household products	1.3	1.9
Human resource support services	0.8	1.0
Infrastructure and environmental services	1.5	1.6
Insurance(3)	9.4	9.7
Internet software and services	11.6	12.8
Joint ventures(4)	1.2	1.6
Leisure and entertainment	3.0	0.8
Manufacturing	3.5	5.0
Pharmaceuticals(5)	1.1	0.5
Professional services	4.6	4.4
Specialty retail	1.8	1.9
Telecommunications	1.1	0.4
Transportation	0.6	1.0
Total	100.0%	100.0%

(1)Includes investment in Amergin AssetCo.
(2)This was disclosed as “Automotive” as of December 31, 2023.
(3)Includes equity investment in Fifth Season Investments LLC.
(4)Includes equity investments in OCIC SLF and Credit SLF. See below, within Note 4, for more information regarding OCIC SLF and Credit SLF.
(5)Includes equity investments in LSI Financing DAC and LSI Financing LLC.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
The geographic composition of investments based on fair value consisted of the below as of the following periods:

	December 31, 2024	December 31, 2023
United States:
Midwest	20.6%	23.3%
Northeast	20.1	17.7
South	32.7	31.3
West	16.2	18.5
International	10.4	9.2
Total	100.0%	100.0%

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

Prior to the Effective Date, OCIC SLF’s wholly owned subsidiaries, ORCIC JV WH LLC and ORCIC JV WH II entered into revolving loan facilities (the “OCIC SLF Debt Facilities”) and in connection therewith entered into master sale and participation agreements pursuant to which we contributed certain collateral assets to the Subsidiaries and such collateral assets became collateral under the OCIC SLF Debt Facilities (the “OCIC SLF Debt Facility Assets”).

On the Effective Date, the Company was deemed to have made a capital contribution of approximately $108.9 million and OSTRS acquired a 12.5% interest in OCIC SLF from the Company for approximately $15.6 million. The amount of the Company’s deemed contribution, and OSTRS’ purchase from the Company, were based on the fair value of the OCIC SLF SPV Debt Facility Assets less certain amounts that had been distributed to the Company and subject to certain adjustments. In connection therewith, the Company and OSTRS agreed and acknowledged that OCIC SPV Debt Facility Assets were assets of OCIC SLF as if they had been acquired pursuant to the terms of the LLC Agreement.

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
The table below sets forth OCIC SLF’s consolidated financial data as of and for the following periods:

	As of
($ in thousands)	December 31, 2024	December 31, 2023
Consolidated Balance Sheet Data
Cash	$85,850	$102,559
Investments at fair value	$1,647,003	$1,147,314
Total Assets	$1,761,468	$1,268,626
Total Debt (net of unamortized debt issuance costs)	$1,311,414	$861,928
Total Liabilities	$1,405,344	$956,122
Total OCIC SLF Members' Equity	$356,124	$312,504

	For the year ended December 31,
($ in thousands)	2024	2023
Consolidated Statement of Operations Data
Investment income	$150,289	$78,090
Net operating expenses	95,040	40,613
Net investment income (loss)	$55,249	$37,477
Total net realized and unrealized gain (loss)	(12,486)	13,740
Net increase (decrease) in OCIC SLF Members' Equity resulting from operations	$42,763	$51,217

Blue Owl Credit SLF LLC
On May 6, 2024 Credit SLF, a Delaware limited liability company, was formed as a joint venture. The Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Technology Finance Corp., Blue Owl Technology Finance Corp. II, Blue Owl Technology Income Corp., and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”) co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Company’s investment in Credit SLF is a co-investment made with its affiliates in accordance with the terms of the exemptive relief that it received from the SEC. The Company does not consolidate its non-controlling interest in Credit SLF. Credit SLF’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, such fair value is not included in the Company's valuation process.
Other than for purposes of the 1940 Act, the Company does not believe it has control over this portfolio company. Accordingly, the Company does not consolidate its non-controlling interest in Credit SLF.
As of December 31, 2024, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Economic Ownership Interest
($ in thousands)
Blue Owl Capital Corporation	$774,218	84.6%
Blue Owl Capital Corporation II	500	0.1%
Blue Owl Capital Corporation III*	6,250	0.7%
Blue Owl Credit Income Corp.	11,250	1.2%
Blue Owl Technology Finance Corp.	2,500	0.3%
Blue Owl Technology Finance Corp. II	2,500	0.3%
Blue Owl Technology Income Corp.	2,500	0.3%
State Teachers Retirement System of Ohio	114,245	12.5%
Total	$913,963	100.0%
*On January 13, 2025, Blue Owl Capital Corporation III was merged with and into Blue Owl Capital Corporation with Blue Owl Capital Corporation surviving.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
The table below sets forth Credit SLF's consolidated financial data as of and for the following period:

As of
($ in thousands)	December 31, 2024
Consolidated Balance Sheet Data
Cash	$17,354
Investments at fair value	$1,164,473
Total Assets	$1,196,367
Total Debt (net of unamortized debt issuance costs)	$750,610
Total Liabilities	$847,556
Total Credit SLF Members' Equity	$348,811

For the Period Ended December 31,
($ in thousands)	2024(1)
Consolidated Statement of Operations Data
Investment income	$14,573
Net operating expenses	8,606
Net investment income (loss)	$5,967
Total net realized and unrealized gain (loss)	2,904
Net increase (decrease) in Credit SLF Members' Equity resulting from operations	$8,871
(1) Credit SLF’s date of inception was May 6, 2024.
The Company’s proportional share of Credit SLF's generated distributions for the following period:

For the Period Ended December 31,
($ in thousands)	2024(1)
Dividend Income	$121
(1) Credit SLF’s date of inception was May 6, 2024.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
Note 5. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 209% and 209% as of December 31, 2024 and December 31, 2023, respectively.

Debt obligations consisted of the following as of the following periods:

	December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs (Premium)	Net Carrying Value
Revolving Credit Facility(2)(4)	$3,100,000	$1,335,012	$1,726,832	$(22,497)	$1,312,515
SPV Asset Facility I	525,000	300,000	8,771	(5,464)	294,536
SPV Asset Facility II	1,500,000	920,000	115,020	(12,119)	907,881
SPV Asset Facility III(2)	1,500,000	971,917	55,727	(13,370)	958,547
SPV Asset Facility IV	500,000	355,000	26,504	(3,302)	351,698
SPV Asset Facility V	500,000	250,000	18,217	(4,991)	245,009
SPV Asset Facility VI	750,000	350,000	62,964	(8,248)	341,752
SPV Asset Facility VII(2)	500,000	165,859	168,563	(3,461)	162,398
SPV Asset Facility VIII	500,000	200,000	1,500	(3,077)	196,923
CLO VIII	290,000	290,000	—	(1,900)	288,100
CLO XI	260,000	260,000	—	(1,692)	258,308
CLO XII	260,000	260,000	—	(1,808)	258,192
CLO XV	312,000	312,000	—	(2,802)	309,198
CLO XVI	420,000	420,000	—	(2,697)	417,303
CLO XVII	325,000	325,000	—	(2,879)	322,121
CLO XVIII	260,000	260,000	—	(1,891)	258,109
CLO XIX	260,000	260,000	—	(1,794)	258,206
March 2025 Notes	500,000	500,000	—	(484)	499,516
September 2026 Notes	350,000	350,000	—	(2,916)	347,084
February 2027 Notes	500,000	500,000	—	(3,350)	496,650
September 2027 Notes(3)	600,000	600,000	—	(5,182)	593,270
AUD 2027 Notes(2)(3)	295,468	295,468	—	(2,397)	271,957
June 2028 Notes(3)	650,000	650,000	—	(8,067)	642,519
January 2029 Notes(3)	550,000	550,000	—	(11,458)	538,086
September 2029 Notes(3)	500,000	500,000	—	(10,769)	492,523
March 2030 Notes(3)	1,000,000	1,000,000	—	(20,518)	941,037
March 2031 Notes(3)	750,000	750,000	—	(19,599)	718,384
Total Debt	$17,457,468	$12,930,256	$2,184,098	$(178,732)	$12,681,822

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
(3)Net Carrying Value is inclusive of change in fair market value of effective hedge.
(4)The amount available is reduced by $38.2 million of outstanding letters of credit.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs (Premium)	Net Carrying Value
Revolving Credit Facility(2)	$1,945,000	$628,128	$1,316,872	$(16,732)	$611,396
SPV Asset Facility I	525,000	475,000	50,000	(6,080)	468,920
SPV Asset Facility II	1,800,000	1,718,000	82,000	(7,255)	1,710,745
SPV Asset Facility III	1,000,000	522,000	289,180	(8,954)	513,046
SPV Asset Facility IV	500,000	250,000	61,848	(3,704)	246,296
SPV Asset Facility V	300,000	200,000	12,439	(2,995)	197,005
SPV Asset Facility VI	750,000	160,000	18,188	(7,006)	152,994
CLO VIII	290,000	290,000	—	(2,093)	287,907
CLO XI	260,000	260,000	—	(1,856)	258,144
CLO XII	260,000	260,000	—	(1,998)	258,002
March 2025 Notes	500,000	500,000	—	(3,414)	496,586
September 2026 Notes	350,000	350,000	—	(5,318)	344,682
February 2027 Notes	500,000	500,000	—	(3,301)	496,699
September 2027 Notes(3)	600,000	600,000	—	(6,869)	598,564
June 2028 Notes	650,000	650,000	—	(9,988)	640,012
January 2029 Notes(3)	550,000	550,000	—	(13,679)	546,975
Total Debt	$10,780,000	$7,913,128	$1,830,527	$(101,242)	$7,827,973

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
(3)Net Carrying Value is inclusive of change in fair market value of effective hedge.

The below table represents the components of interest expense for the following periods:

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Interest expense	$759,984	$457,035	$190,110
Amortization of debt issuance costs	31,304	17,912	10,657
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items(1)	9,676	(2,114)	(449)
Total Interest Expense	$800,964	$472,833	$200,318
Average interest rate	7.4%	7.0%	4.8%
Average daily borrowings	$10,083,258	$6,461,477	$3,879,321

(1)Refer to the September 2027, AUD 2027, June 2028, January 2029, September 2029, March 2030, and March 2031 Notes for details on the facilities’ interest rate swaps.
Credit Facilities
Revolving Credit Facility
On August 11, 2022, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement as amended from time to time (as amended from time to time, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Revolving Credit Lender” and collectively, the “Revolving Credit Lenders”) and Sumitomo Mitsui Banking Corporation, as Administrative Agent. On October 18, 2024 (the “Revolving Credit Facility Third Amendment Date”), the Revolving Credit Facility was amended to extend the availability period and maturity date, increase the total facility amount and make various other changes. The following describes the terms of the Revolving Credit Facility as modified through October 25, 2024.
The Revolving Credit Facility is guaranteed by certain subsidiaries of ours in existence as of the Revolving Credit Facility Third Amendment Date, and will be guaranteed by certain subsidiaries of ours that are formed or acquired by us thereafter (each a

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
“Guarantor” and collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of October 25, 2024, the Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $3.10 billion, which is comprised of (a) a term loan in a principal amount of $150.0 million (increased from $125.0 million to $150.0 million on the Revolving Credit Facility Third Amendment Date) and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $2.95 billion (the revolving credit facility increased from $2.12 billion to $2.80 billion on the Revolving Credit Facility Third Amendment Date and increased from $2.80 billion to $2.95 billion on October 25, 2024). The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $4.60 billion through the Company’s exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
As of October 25, 2024, the availability period under the Revolving Credit Facility will terminate on October 18, 2028 (the “Revolving Credit Facility Commitment Termination Date”). The Revolving Credit Facility will mature on October 18, 2029 (the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of October 25, 2024, amounts drawn under the Revolving Credit Facility in U.S. dollars will bear interest at term SOFR plus any applicable credit adjustment spread plus margin of 1.875% per annum, or the alternative base rate plus margin of 0.875% per annum. With respect to loans denominated in U.S. dollars, the Company may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. As of October 25, 2024, amounts drawn under the Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 1.875% per annum. Beginning on and after the Revolving Credit Facility Third Amendment Date, the Company will also pay a fee of 0.350% on undrawn amounts under the Revolving Credit Facility.
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
SPV Asset Facilities
Certain of the Company’s wholly owned subsidiaries are parties to credit facilities (the “SPV Asset Facilities”). Pursuant to the SPV Asset Facilities, from time to time the Company sells and contributes certain investments to these wholly owned subsidiaries pursuant to sale and contribution agreements by and between the Company and the wholly owned subsidiaries. No gain or loss is recognized as a result of these contributions. Proceeds from the SPV Asset Facilities are used to finance the origination and acquisition of eligible assets by the wholly owned subsidiary, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired to the wholly owned subsidiary through the Company’s ownership of the wholly owned subsidiary. The SPV Asset Facilities are secured by a perfected first priority security interest in the assets of these wholly owned subsidiaries and on any payments received by such wholly owned subsidiaries in respect of those assets. Assets pledged to lenders under the SPV Asset Facilities will not be available to pay the Company’s debts. The SPV Asset Facilities contain customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions). Borrowings of the wholly owned subsidiaries under the SPV Asset Facilities are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

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
The SPV Asset Facility II provides for the ability to borrow, reborrow, repay and prepay advances under the SPV Asset Facility II until October 5, 2026 unless such period is extended or accelerated under the terms of the SPV Asset Facility II (the “SPV Asset Facility II Revolving Period”). Unless otherwise extended, accelerated or terminated under the terms of the SPV Asset Facility II, the SPV Asset Facility II will mature on the date that is two years after the last day of the SPV Asset Facility II Revolving Period, on October 5, 2028 (the “SPV Asset Facility II Termination Date”). Prior to the Facility Termination Date, proceeds received by Core Income Funding II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding advances, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility II Termination Date, Core Income Funding II must pay in full all outstanding fees and expenses and all principal and interest on outstanding advances, and the excess may be returned to the Company.
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
SPV Asset Facility IV
On March 16, 2022 (the “SPV Asset Facility IV Closing Date”), Core Income Funding IV LLC (“Core Income Funding IV”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Credit Agreement (the “SPV Asset Facility IV”), with Core Income Funding IV, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility IV Lenders”), Sumitomo Mitsui Banking Corporation, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and Alter Domus (US) LLC as Document Custodian.
The maximum principal amount of the SPV Asset Facility IV is $500.0 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of Core Income Funding IV’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
The SPV Asset Facility IV provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility IV for a period of up to three years after the SPV Asset Facility IV Closing Date unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility IV (the “SPV Asset Facility IV Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility IV will mature on March 16, 2033 (the “SPV Asset Facility IV Stated Maturity”). Prior to the SPV Asset Facility IV Stated Maturity, proceeds received by Core Income Funding IV from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility IV Stated Maturity, Core Income Funding IV must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
Amounts drawn bear interest at Term SOFR (or, in the case of certain SPV Asset Facility IV Lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.15%) plus an applicable margin that ranges from 1.70% to 2.30% depending on a ratio of broadly syndicated loans to middle-market loans in the collateral. From the SPV Asset Facility IV Closing Date to the SPV Asset Facility IV Commitment Termination Date, there is a commitment fee that steps up during the year after the SPV Asset Facility IV Closing Date from 0.00% to 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility IV.
SPV Asset Facility V
On March 9, 2023 (the “SPV Asset Facility V Closing Date”), Core Income Funding V LLC (“Core Income Funding V”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a loan and security agreement (the “SPV Asset Facility V”), with Core Income Funding V, as Borrower, the Company, as Servicer and Equityholder, the lenders from time to time parties thereto (the “SPV Asset Facility V Lenders”), Wells Fargo Bank, National Association, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, and Alter Domus (US) LLC as Collateral Custodian. On October 16, 2024, the parties to the SPV Asset Facility V entered into the Second Amendment to Loan and Security Agreement, in order to, among other changes, replace Alter Domus (US) LLC) as collateral custodian with State Street Bank and Trust Company The following describes the terms of SPV Asset Facility V as amended through October 16, 2024 (the “SPV Asset Facility V Second Amendment Date”).
The maximum principal amount of the SPV Asset Facility V is $500.0 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Core Income Funding V’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits and other portfolio tests.
The SPV Asset Facility V provides for the ability to borrow, reborrow, repay and prepay advances under the SPV Asset Facility V until October 15, 2027 unless such period is extended or accelerated under the terms of the SPV Asset Facility V (the “SPV Asset Facility V Reinvestment Period”). Unless otherwise extended, accelerated or terminated under the terms of the SPV Asset Facility V, the SPV Asset Facility V will mature on October 16, 2029 (the “SPV Asset Facility V Maturity Date”). Prior to the SPV Asset Facility V Maturity Date, proceeds received by Core Income Funding V from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding advances, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility V Maturity Date, Core Income Funding V must pay in full all outstanding fees and expenses and all principal and interest on outstanding advances, and the excess may be returned to the Company.
Amounts drawn bear interest at Daily Simple SOFR plus a weighted average spread equal to 1.60% per annum for the portion of the assets constituting broadly syndicated loans and 2.05% for the portion of the assets not constituting broadly syndicated loans, which spread will increase by 2.00% per annum upon the occurrence and during the existence of an event of default or following the SPV Asset Facility V Termination Date (such spread, the “SPV Asset Facility V Applicable Spread”). Daily Simple SOFR may be replaced as a base rate under certain circumstances. During the SPV Asset Facility V Reinvestment Period, Core Income Funding V will pay an undrawn fee of 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility V that are not subject to the separate, higher fee described below. On and after the SPV Asset Facility V Second Amendment Date and during the SPV Asset Facility V Reinvestment Period, if the undrawn commitments are in excess of a certain portion (initially 50% and decreasing to 30%) of the total commitments under the SPV Asset Facility V, such portion will not be subject to the undrawn fee described above, but Core Income Funding V will pay a separate fee on this portion of the undrawn commitments equal to 1.25% multiplied by such excess undrawn commitment amount over 50% or 30% of the total commitments, as applicable.
SPV Asset Facility VI
On August 29, 2023 (the “SPV Asset Facility VI Closing Date”), Core Income Funding VI LLC (“Core Income Funding VI”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Credit Agreement (the “SPV Asset Facility VI”), with Core Income Funding VI LLC, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility VI Lenders”), The Bank of Nova Scotia, as Administrative Agent, State Street Bank and Trust Company as Collateral Agent and Alter Domus (US) LLC as Document Custodian. On March 1, 2024 (the “SPV Asset Facility VI First Amendment Date”), the parties to the SPV Asset Facility VI entered into Amendment No. 1 (the “SPV Asset Facility VI Amendment No. 1”). On the SPV Asset Facility VI First Amendment Date, the Company also consented to the assignment of the term commitment under the SPV Asset Facility VI, and all of the outstanding term loans, to Hamburg Commercial Bank AG, Luxembourg Branch. On November 12, 2024, the parties to the SPV Asset Facility VI entered into Amendment No. 2 to Credit Agreement, in order to, among other changes, replace Alter Domus (US) LLC as collateral custodian with State Street Bank and Trust Company. The following describes the terms of SPV Asset Facility VI as amended through November 12, 2024 (the “SPV Asset Facility V Second Amendment Date”).
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
The SPV Asset Facility VI provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility VI for a period of up to two years after the SPV Asset Facility VI Closing Date until August 29, 2026 unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility VI (the “SPV Asset Facility VI Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility VI will mature on August 29, 2033 (the “SPV Asset Facility VI Stated Maturity”). Prior to the SPV Asset Facility VI Stated Maturity, proceeds received by Core Income Funding VI from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility VI Stated Maturity, Core Income Funding VI must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.
Amounts drawn bear interest at Term SOFR plus an applicable margin that ranges from 1.50% to 2.15% depending on a ratio of broadly syndicated loans to middle-market loans in the collateral during the SPV Asset Facility VI Reinvestment Period. From the SPV Asset Facility VI Closing Date to the SPV Asset Facility VI Commitment Termination Date, there is a commitment fee that steps up during the year after the SPV Asset Facility VI Closing Date from 0.00% to 0.55% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility VI.
SPV Asset Facility VII
On May 21, 2024 (the “SPV Asset Facility VII Closing Date”), Core Income Funding VII LLC (“Core Income Funding VII”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Credit Agreement (the “SPV Asset Facility VII”), with Core Income Funding VII LLC, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility VII Lenders”), Citibank, N.A., as Administrative Agent, State Street Bank and Trust Company as Custodian, Collateral Agent and Collateral Administrator. The following describes the terms of SPV Asset Facility VII as amended through October 18, 2024 (the “SPV Asset Facility VII First Amendment Date”).
The maximum principal amount of the SPV Asset Facility VII is $500.0 million (increased from $300.0 million to $500.0 million on the SPV Asset Facility VII First Amendment Date”), which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to a borrowing base test (which is based on the value of Core Income Funding VII’s assets from time to time, an advance rate and concentration limitations) and satisfaction of certain conditions, including collateral quality tests.
The SPV Asset Facility VII provides for the ability to draw and redraw revolving loans under the SPV Asset Facility VII for a period of until May 21, 2027 (the “SPV Asset Facility VII Reinvestment Period”) unless the SPV Asset Facility VII Reinvestment Period is terminated sooner as provided in the SPV Asset Facility VII. Unless otherwise terminated, the SPV Asset Facility VII will mature two years after the last day of the SPV Asset Facility VII Reinvestment Period on May 21, 2029 (the “SPV Asset Facility VII Stated Maturity”). To the extent the commitments are terminated or permanently reduced during the first two years following the SPV Asset Facility Closing Date, Core Income Funding VII may owe a prepayment penalty. Prior to the SPV Asset Facility VII Stated Maturity, proceeds received by Core Income Funding VII from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility VII Stated Maturity, Core Income Funding VII must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

Amounts drawn in U.S. dollars are benchmarked to Term SOFR, amounts drawn in British pounds are benchmarked to SONIA, amounts drawn amounts drawn in Canadian dollars are benchmarked to Daily Compounded CORRA, and amounts drawn in Euros are benchmarked to EURIBOR, and in each case plus a spread equal to the Applicable Margin. The “Applicable Margin” ranges from 1.60% to 2.10%, depending on the type of asset being funded by such draw and the utilization level of the SPV Asset Facility VII. Core Income Funding VII also paid Citibank an upfront fee and will reimburse certain expenses in connection with Citibank’s role as Administrative Agent.

During the SPV Asset Facility VII Reinvestment Period, Core Income Funding VII will pay certain unused fees subject to minimum utilization.
SPV Asset Facility VIII
On December 17, 2024 (the “SPV Asset Facility VIII Closing Date”), Core Income Funding VIII LLC (“Core Income Funding VIII”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Credit Agreement (the “SPV Asset Facility VIII”), with Core Income Funding VIII LLC, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility VIII Lenders”), Natixis, New York Branch, as Facility Agent, and State Street Bank and Trust Company as Collateral Agent, Collateral Administrator, Custodian and Document Custodian.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
The maximum principal amount of the SPV Asset Facility VIII is $500.0 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of Core Income Funding VIII’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
The SPV Asset Facility VIII provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility VIII for a period of up to three years after the SPV Asset Facility VIII Closing Date unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility VIII (the “SPV Asset Facility VIII Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility VIII will mature on December 17, 2035 (the “SPV Asset Facility VIII Stated Maturity”). Prior to the SPV Asset Facility VIII Stated Maturity, proceeds received by Core Income Funding VIII from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility VIII Stated Maturity, Core Income Funding VIII must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.
Amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, their cost of funds) plus an applicable margin of (x) with respect to the Class A-R Loans and the Class A-T Loans, 1.75%, (y) with respect to the Class A-D1 Loans, 1.65% and (z) with respect to the Class A-D2 Loans, 1.93%. From the SPV Asset Facility VIII Closing Date to the SPV Asset Facility VIII Commitment Termination Date, there is a commitment fee that steps up the date that is three months after the SPV Asset Facility VIII Closing Date from 0.25% to 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility VIII.
Debt Securitization Transactions

The Company incurs secured financing through debt securitization transactions (also known as collateralized loan obligation transactions) (the “CLO Transactions”) issued by the Company’s consolidated subsidiaries (the “CLO Issuers”), which are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO Issuers. The CLO Issuers issue preferred shares which are not secured by the collateral securing the CLO Transactions which the Company purchases. The Company acts as retention holder in connection with the CLO Transactions for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of a CLO Issuer’s preferred shares. Notes issued by CLO Issuers have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration. The Adviser serves as collateral manager for the CLO Issuers under a collateral management agreement. The Adviser is entitled to receive fees for providing these services. The Adviser routinely waives its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to a CLO Issuer’s equity or notes owned by the Company. Assets pledged to debt holders of the CLO Transactions and the other secured parties under each CLO Transaction’s documentation will not be available to pay the debts of the Company. The Company consolidates the financial statements of the CLO Issuers in its consolidated financing statements.
CLO VIII
On October 21, 2022 (the “CLO VIII Closing Date”), the Company completed a $391.7 million term debt securitization transaction (the “CLO VIII Transaction”). The secured notes and preferred shares issued in the CLO VIII Transaction and the secured loan borrowed in the CLO VIII Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Owl Rock CLO VIII, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO VIII Issuer”).
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
CLO XI
On May 24, 2023 (the “CLO XI Closing Date”), the Company completed a $395.8 million term debt securitization transaction (the “CLO XI Transaction”). The secured notes and preferred shares issued in the CLO XI Transaction and the secured loan borrowed in the CLO XI Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Owl Rock CLO XI, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO XI Issuer”).
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
CLO XII
On July 18, 2023 (the “CLO XII Closing Date”), the Company completed a $396.5 million term debt securitization transaction (the “CLO XII Transaction”). The secured notes and preferred shares issued in the CLO XII Transaction and the secured loan borrowed in the CLO XII Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Owl Rock CLO XII, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO XII Issuer”).
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
CLO XV
On January 30, 2024 (the “CLO XV Closing Date”), the Company completed a $478.0 million term debt securitization transaction (the “CLO XV Transaction”). The secured notes and preferred shares issued in the CLO XV Transaction and the secured loan borrowed in the CLO XV Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Owl Rock CLO XV, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO XV Issuer”).

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
CLO XVI
On March 7, 2024 (the “CLO XVI Closing Date”), the Company completed a $597.0 million term debt securitization transaction (the “CLO XVI Transaction”). The secured notes and preferred shares issued in the CLO XVI Transaction and the secured loan borrowed in the CLO XVI Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Owl Rock CLO XVI, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO XVI Issuer”).
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
CLO XVII
On July 18, 2024 (the “CLO XVII Closing Date”), the Company completed a $500.6 million term debt securitization transaction (the “CLO XVII Transaction”). The secured notes and preferred shares issued in the CLO XVII Transaction and the secured loan borrowed in the CLO XVII Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Owl Rock CLO XVII, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO XVII Issuer”).
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
CLO XVIII
On July 12, 2024 (the “CLO XVIII Closing Date”), the Company completed a $399.8 million term debt securitization transaction (the “CLO XVIII Transaction”). The secured notes and preferred shares issued in the CLO XVIII Transaction and the secured loan borrowed in the CLO XVIII Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Owl Rock CLO XVIII, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO XVIII Issuer”).
The CLO XVIII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture dated as of the CLO XVIII Closing Date (the “CLO XVIII Indenture”), by and among the CLO XVIII Issuer and State

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
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
CLO XIX
On October 29, 2024 (the “CLO XIX Closing Date”), the Company completed a $401.3 million term debt securitization transaction (the “CLO XIX Transaction”). The secured notes and preferred shares issued in the CLO XIX Transaction and the secured loan borrowed in the CLO XIX Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Owl Rock CLO XIX, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO XIX Issuer”).
The CLO XIX Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Closing Date (the “CLO XIX Indenture”), by and among the CLO XIX Issuer and State Street Bank and Trust Company: (i) $153 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 1.65% and (ii) $32 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 1.90% (together, the “Secured Notes”) and (B) the borrowing by the CLO XIX Issuer of (i) $50 million under floating rate Class A-1L-1 loans (the “CLO XIX Class A-1L-1 Loans”) and (ii) $25 million under floating rate Class A-1L-2 loans (the “CLO XIX Class A-1L-2 Loans” and together with the CLO XIX Class A-1L-1 Loans and the Secured Notes, the “CLO XIX Debt”). The CLO XIX Class A-1L-1 Loans bear interest at three-month term SOFR plus 1.65%. The CLO XIX Class A-1L-2 Loans bear interest at three-month term SOFR plus 1.65%. The CLO XIX Class A-1L-1 Loans were borrowed under a loan agreement (the “CLO XIX A-1L-1 Loan Agreement”), dated as of the CLO XIX Closing Date, by and among the CLO XIX Issuer, as borrower, the lenders party thereto, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XIX Class A-1L-2 Loans were borrowed under a loan agreement (the “CLO XIX A-1L-2 Loan Agreement”), dated as of the CLO XIX Closing Date, by and among the CLO XIX Issuer, as borrower, the lenders party thereto, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XIX Debt is secured by middle market loans, participation interests in middle market loans and other assets of the CLO XIX Issuer. The CLO XIX Debt is scheduled to mature on the Payment Date (as defined in the Indenture) in October 2037. The CLO XIX Secured Notes were privately placed by BofA Securities, Inc., as Initial Purchaser.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
Concurrently with the issuance of the CLO XIX Secured Notes, the CLO XIX Issuer issued approximately $141.3 million of subordinated securities in the form of 141,300 preferred shares at an issue price of U.S.$1,000 per share (the “CLO XIX Preferred Shares”).
As part of the CLO XIX Transaction, the Company entered into a loan sale agreement with the CLO XIX Issuer dated as of the CLO XIX Closing Date (the “CLO XIX OCIC Loan Sale Agreement”), which provided for the contribution and sale of approximately $301.236 million funded par amount of middle market loans from the Company to the CLO XIX Issuer on the CLO XIX Closing Date and for future sales from the CLO XIX Company to the CLO XIX Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XIX Debt. The remainder of the initial portfolio assets securing the CLO XIX Debt consisted of approximately $56.224 million funded par amount of middle market loans purchased by the CLO XIX Issuer from Core Income Funding III LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the Closing Date between the CLO XIX Issuer and Core Income Funding III LLC (the “CLO XIX Core Income Funding III Loan Sale Agreement”). The Company and Core Income Funding III LLC each made customary representations, warranties, and covenants to the CLO XIX Issuer under the applicable loan sale agreement. No gain or loss was recognized as a result of these sales or contributions.
Through October 2029, a portion of the proceeds received by the CLO XIX Issuer from the loans securing the Debt may be used by the CLO XIX Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO XIX Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.
The CLO XIX Debt is the secured obligation of the CLO XIX Issuer, and the CLO XIX Indenture, the CLO XIX A-1L-1 Loan Agreement and the CLO XIX A-1L-2 Loan Agreement each include customary covenants and events of default.
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
March 2025 Notes
On March 29, 2022, the Company issued $500.0 million aggregate principal amount of 5.500% notes due 2025 (the notes initially issued on March 29, 2022, together with the registered notes issued in the exchange offer described below, the “March 2025 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale by the Initial Purchasers to persons they reasonably believe to be qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. When initially issued, the March 2025 Notes were not registered under the Securities Act and could not be offered or sold in the United States absent registration or an applicable exemption from registration.
The March 2025 Notes were issued pursuant to the Base Indenture and the Third Supplemental Indenture (together, the “March 2025 Indenture”). The March 2025 Notes will mature on March 21, 2025 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the March 2025 Indenture. The March 2025 Notes bear interest at a rate of 5.500% per year payable semi-annually on March 21 and September 21 of each year, commencing on September 21, 2022. Concurrent with the issuance of the March 2025 Notes, in connection with the offering, connection with the offering, the Company entered into a Registration Rights Agreement, dated as of March 29, 2022 (the “March 2025 Registration Rights Agreement”), for the benefit of the purchasers of the March 2025 Notes. Pursuant to the terms of the March 2025 Registration Rights

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
Agreement, the Company filed a registration statement with the SEC and, on July 25, 2022, commenced an offer to exchange the notes initially issued on March 29, 2022 for newly issued registered notes with substantially similar terms, which expired on August 23, 2022 and was completed promptly thereafter.
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
In connection with the issuance of the September 2027 Notes, on October 18, 2022 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $600.0 million. The Company will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.84%. The interest rate swaps mature on September 16, 2027. For the years ended December 31, 2024 and 2023, the Company made periodic payments of $9.5 million and $4.9 million, respectively. The interest expense related to the September 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2024, the interest rate swap had a fair value of $(0.7) million ($0.8 million net of the present value of the cash flows of the September 2027 Notes). As of December 31, 2023, the interest rate swap had a fair value of $6.5 million ($1.1 million net of the present value of the cash flows of the September 2027 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
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
In connection with the issuance of the June 2028 Notes, on February 16, 2024 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $650.0 million. The Company will receive fixed rate interest at 7.950% and pay variable rate interest based on SOFR plus 3.79%. The interest rate swaps mature on May 13, 2028. For the year ended December 31, 2024, the Company made periodic payments of $6.2 million. The interest expense related to the June 2028 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2024, the interest rate swap had a fair value of $0.5 million ($(0.1) million net of the present value of the cash flows of the June 2028 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the June 2028 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
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
In connection with the issuance of the January 2029 Notes, on November 28, 2023 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $550.0 million. The Company will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.647%. The interest rate swaps mature on January 15, 2029. For the year ended December 31, 2024, the Company made periodic payments of $4.8 million. The interest expense related to the January 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2024, the interest rate swap had a fair value of $(0.4) million ($0.1 million net of the present value of the cash flows of the January 2029 Notes). As of December 31, 2023, the interest rate swap had a fair value of $12.1 million ($1.5 million net of the present value of the cash flows of the January 2029 notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the January 2029 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
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
In addition, if a change of control repurchase event, as defined in the September 2029 Indenture, occurs prior to maturity, holders of the September 2029 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the September 2029 Notes at a repurchase price equal to 100% of the aggregate principal amount of the September 2029 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date.
In connection with the issuance of the September 2029 Notes, on May 14, 2024, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $500.0 million. The Company will receive fixed rate interest at 6.600% and pay variable rate interest based on SOFR plus 2.337%. The interest rate swap matures on August 15, 2029. For the year ended December 31, 2024, the Company made periodic payments of $2.2 million. The interest expense related to the September 2029 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2024, the interest rate swap had a fair value of $3.7 million ($0.5 million net of the present value of the cash flows of the September 2029 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2029 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
Notes at a repurchase price equal to 100% of the aggregate principal amount of the March 2030 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date.
In connection with the issuance of the March 2030 Notes, on September 10, 2024 the Company entered into a bilateral interest rate swaps. The notional amount of the interest rate swaps is $1.00 billion. The Company will receive fixed rate interest at 5.800% and pay variable rate interest based on SOFR plus 2.619%. The interest rate swaps mature on February 15, 2030. For the year ended December 31, 2024, the Company did not make a periodic payment. The interest expense related to the March 2030 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2024, the interest rate swap had a fair value of $(44.5) million ($(6.1) million net of the present value of the cash flows of the March 2030 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the March 2030 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
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
In connection with the issuance of the March 2031 Notes, on January 29, 2024 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $750.0 million. The Company will receive fixed rate interest at 6.650%

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
and pay variable rate interest based on SOFR plus 2.902%. The interest rate swaps mature on January 15, 2031. For the year ended December 31, 2024, the Company made periodic payments of $8.5 million. The interest expense related to the March 2031 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2024, the interest rate swap had a fair value of $(14.2) million ($(2.2) million net of the present value of the cash flows of the March 2031 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the March 2031 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
AUD 2027 Notes
On October 23, 2024, Company issued A$450.0 million 6.500% Fixed Rate Notes due October 23, 2027 (the “AUD 2027 Notes”) under its A$2,500,000,000 Australian debt issuance program (the “Australian Debt Issuance Program”). The Australian Debt Issuance Program provides for the Company to issue debt securities from time to time. Debt securities issued pursuant to the Australian Debt Issuance Program (i) are issued pursuant to Regulation S under the U.S. Securities Act of 1933, as amended (the “Securities Act”), (ii) are not registered under the Securities Act, (iii) may not be offered or sold in the United States or to a U.S. person without registration under, or an applicable exemption from the registration requirements of the Securities Act, and (iv) are to be issued in amount not exceeding an aggregate of A$2.5 billion.
The terms of the AUD 2027 Notes are set out in a Pricing Supplement, dated October 21, 2024 (the “AUD 2027 Notes Pricing Supplement”) and the Note Deed Poll, dated October 6, 2024 (the “AUD 2027 Notes Note Deed Poll”) and the AUD 2027 Notes were issued pursuant to the Dealer Common Terms Deed Poll, dated October 6, 2024 (the “AUD 2027 Notes Dealer Common Terms Deed Poll”) and a Subscription Agreement (the “ AUD 2027 Notes Subscription Agreement”), dated October 21, 2024, by and among the Company and Deutsche Bank AG, Sydney Branch and Mizuho Securities Asia Limited, named as the joint lead managers and dealers therein (the “AUD 2027 Notes Dealers”).
The net proceeds from the sale of the AUD 2027 Notes offering were approximately A$446.643 million, after deducting the fees paid to the AUD 2027 Notes Dealers.
The AUD 2027 Notes will mature on October 23, 2027, and may be redeemed in whole at the Company’s option as set forth in the AUD 2027 Notes Pricing Supplement. The AUD 2027 Notes bear interest at 6.500% per year payable semi-annually on April 23 and October 23 of each year, commencing on April 23, 2025. The AUD 2027 Notes will be the Company’s direct, general unsecured obligations and will rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the AUD 2027 Notes. The AUD 2027 Notes will rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior to the AUD 2027 Notes. The AUD 2027 Notes will rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The AUD 2027 Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
In addition, if a change of control repurchase event, as defined in the AUD 2027 Notes Pricing Supplement, occurs prior to maturity, holders of the AUD 2027 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the AUD 2027 Notes at a repurchase price equal to 100% of the aggregate principal amount of the AUD 2027 Notes being repurchased, plus accrued and unpaid interest to, but not including, the redemption date.
In connection with the issuance of the AUD 2027 Notes, the Company entered into both a bilateral cross-currency swap and interest rate swap, for notional amounts of A$379.0 million and A$71.0 million, respectively. The Company received fixed rate interest of 6.500% and paid variable rate interest based on, one-month SOFR plus 2.67% and three-month BBSY plus 2.72%, for the bilateral cross-currency swap and interest rate swap, respectively. The swaps mature on October 23, 2027. For the year ended December 31, 2024, the Company did not make any periodic payments. The interest expense related to the AUD 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2024, the swaps had an aggregate fair value of $(20.7) million ($0.4 million net of the present value of the cash flows of the AUD 2027 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the AUD 2027 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations. The change in foreign exchange rate of the

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
cross-currency swap is offset by the change in foreign exchange rate of the AUD 2027 Notes, with the remaining difference included as a component translation of assets and liabilities in foreign currencies on the Company’s Consolidated Statements of Operations.
Note 6. Fair Value of Financial Instruments

Investments

The following table presents the fair value hierarchy of cash, investments, and derivatives as of the following periods:

	Fair Value Hierarchy as of December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$1,006,483	$—	$—	$1,006,483
Investments:
First-lien senior secured debt investments(1)	—	4,242,228	19,422,914	23,665,142
Second-lien senior secured debt investments	—	315,966	451,426	767,392
Unsecured debt investments	—	74,137	366,496	440,633
Preferred equity investments(2)	—	—	364,672	364,672
Common equity investments(3)	—	—	493,305	493,305
Subtotal	$—	$4,632,331	$21,098,813	$25,731,144
Investments measured at Net Asset Value (“NAV”)(4)	—	—	—	647,750
Total investments at fair value	$—	$4,632,331	$21,098,813	$26,378,894
Derivatives:
Interest rate swaps	$—	$(55,660)	$—	$(55,660)
Cross-currency swap	—	(20,635)	—	(20,635)
Total Derivatives	$—	$(76,295)	$—	$(76,295)

(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing DAC.
(3)Includes equity investments in Amergin AssetCo, Fifth Season and LSI Financing LLC.
(4)Includes equity investments in OCIC SLF and Credit SLF, which is measured at fair value using the net asset value per share (or its equivalent) practical expedient and has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

	Fair Value Hierarchy as of December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$415,384	$—	$—	$415,384
Investments:
First-lien senior secured debt investments(1)	—	2,248,212	11,540,505	13,788,717
Second-lien senior secured debt investments	—	249,417	935,338	1,184,755
Unsecured debt investments	—	55,643	189,018	244,661
Preferred equity investments(2)	—	—	721,545	721,545
Common equity investments(3)	—	—	448,974	448,974
Subtotal	$—	$2,553,272	$13,835,380	$16,388,652
Investments measured at NAV(4)	—	—	—	273,441
Total investments at fair value	$—	$2,553,272	$13,835,380	$16,662,093
Derivatives:
Interest rate swaps	$—	$18,650	$—	$18,650

(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing DAC.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Year Ended December 31, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$11,540,505	$935,338	$189,018	$721,545	$448,974	$13,835,380
Purchases of investments, net	10,655,018	—	149,569	27,819	153,416	10,985,822
Payment-in-kind	68,052	7,269	38,857	74,941	111	189,230
Proceeds from investments, net	(2,423,703)	(164,945)	(1,605)	(465,555)	(115,418)	(3,171,226)
Net change in unrealized gain (loss)	(58,779)	(25,869)	(9,514)	(15,047)	46,480	(62,729)
Net realized gains (losses)	(9,460)	(9,660)	(169)	13,249	(517)	(6,557)
Net amortization/accretion of premium/discount on investments	89,375	3,212	340	7,720	—	100,647
Transfers between investment types	(1,053)	—	—	—	1,053	—
Transfers into (out of) Level 3(1)	(437,041)	(293,919)	—	—	(40,794)	(771,754)
Fair value, end of period	$19,422,914	$451,426	$366,496	$364,672	$493,305	$21,098,813

(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2024, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies and an investment measured at net asset value which is no longer categorized within the fair value hierarchy.

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

(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2023, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

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

(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2022, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.
The below tables present information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the Year Ended December 31, 2024 on investments held at December 31, 2024	Net change in unrealized gain (loss) for the Year Ended December 31, 2023 on investments held at December 31, 2023	Net change in unrealized gain (loss) for the Year Ended December 31, 2022 on investments held at December 31, 2022
First-lien senior secured debt investments	$(46,337)	$36,952	$(14,443)
Second-lien senior secured debt investments	(26,990)	11,608	(29,804)
Unsecured debt investments	(9,516)	4,935	(10,188)
Preferred equity investments	(484)	21,805	(10,270)
Common equity investments	44,855	16,697	16,131
Total Investments	$(38,472)	$91,997	$(48,574)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2024 and December 31, 2023. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

	As of December 31, 2024
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$16,846,669	Yield Analysis	Market Yield	6.8% - 35.2% (10.6%)	Decrease
	2,575,658	Recent Transaction	Transaction Price	94.7% - 100.0% (99.1%)	Increase
	587	Collateral Analysis	Recovery Rate	11.1% - 13.5% (13.0%)	Increase
Second-lien senior secured debt investments	$451,426	Yield Analysis	Market Yield	11.1% - 43.6% (16.8%)	Decrease
Unsecured debt investments	$366,468	Yield Analysis	Market Yield	8.6% - 18.1% (12.6%)	Decrease
	28	Market Approach	EBITDA Multiple	11.8x	Increase
Preferred equity investments	$358,536	Yield Analysis	Market Yield	12.3% - 37.1% (15.2%)	Decrease
	4,376	Market Approach	EBITDA Multiple	7.1x	Increase
	1,760	Market Approach	Revenue Multiple	8.5x - 18.0x (13.9x)	Increase
Common equity investments	$155,881	Market Approach	EBITDA Multiple	3.3x - 28.5x (15.0x)	Increase
	223,274	Market Approach	AUM Multiple	1.1x	Increase
	48,359	Market Approach	Revenue Multiple	5.3x - 14.5x (10.9x)	Increase
	629	Option Pricing Model	Volatility	70.0%	Increase
	1,539	Yield Analysis	Market Yield	8.5%	Decrease
	62,056	Market Approach	N/A	N/A	N/A
	1,555	Discounted Cash Flow Analysis	Discount Rate	12.5%	Decrease
	12	Market Approach	Gross Profit Multiple	10.0x	Increase

	As of December 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$9,713,556	Yield Analysis	Market Yield	7.4% - 22.2% (11.6%)	Decrease
	1,826,949	Recent Transaction	Transaction Price	97.0% - 99.8% (98.6%)	Increase
Second-lien senior secured debt investments	$935,338	Yield Analysis	Market Yield	11.4% - 17.7% (14.6%)	Decrease
Unsecured debt investments	$188,992	Yield Analysis	Market Yield	10.6% - 17.2% (12.0%)	Decrease
	26	Market Approach	EBITDA Multiple	11.8x - 11.8x (11.8x)	Increase
Preferred equity investments	$642,464	Yield Analysis	Market Yield	10.4% - 25.8% (14.4%)	Decrease
	79,081	Recent Transaction	Transaction Price	98.0% - 107.5% (104.2%)	Increase
Common equity investments	$251,028	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	148,706	Market Approach	EBITDA Multiple	6.0x - 34.5x (16.1x)	Increase
	1,253	Yield Analysis	Market Yield	8.0% - 8.0% (8.0%)	Decrease
	47,978	Market Approach	Revenue Multiple	1.9x - 14.7x (10.5x)	Increase
	9	Market Approach	Gross Profit Multiple	9.9x - 9.9x (9.9x)	Increase
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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following tables present the carrying and fair values of the Company’s debt obligations as of the following periods:

	December 31, 2024			December 31, 2023
($ in thousands)	Net Carrying Value(1)	Debt Issuance Costs	Fair Value	Net Carrying Value(1)	Debt Issuance Costs	Fair Value
Revolving Credit Facility(2)	$1,312,515	$(22,497)	$1,312,515	$611,396	$(16,732)	$611,395
SPV Asset Facility I	294,536	(5,464)	294,536	468,920	(6,080)	468,920
SPV Asset Facility II	907,881	(12,119)	907,881	1,710,745	(7,255)	1,710,744
SPV Asset Facility III(2)	958,547	(13,370)	958,547	513,046	(8,954)	513,045
SPV Asset Facility IV	351,698	(3,302)	351,698	246,296	(3,704)	246,296
SPV Asset Facility V	245,009	(4,991)	245,009	197,005	(2,995)	197,005
SPV Asset Facility VI	341,752	(8,248)	341,752	152,994	(7,006)	152,994
SPV Asset Facility VII(2)	162,398	(3,461)	162,398	—	—	—
SPV Asset Facility VIII	196,923	(3,077)	196,923	—	—	—
CLO VIII	288,100	(1,900)	288,100	287,907	(2,093)	287,907
CLO XI	258,308	(1,692)	258,308	258,144	(1,856)	258,144
CLO XII	258,192	(1,808)	258,192	258,002	(1,998)	258,002
CLO XV	309,198	(2,802)	309,198	—	—	—
CLO XVI	417,303	(2,697)	417,303	—	—	—
CLO XVII	322,121	(2,879)	322,121	—	—	—
CLO XVIII	258,109	(1,891)	258,109	—	—	—
CLO XIX	258,206	(1,794)	258,206	—	—	—
March 2025 Notes	499,516	(484)	498,750	496,586	(3,414)	492,500
September 2026 Notes	347,084	(2,916)	336,000	344,682	(5,318)	319,375
February 2027 Notes	496,650	(3,350)	493,750	496,699	(3,301)	472,500
September 2027 Notes	593,270	(5,182)	630,000	598,564	(6,869)	619,500
AUD 2027 Notes(2)	271,957	(2,397)	296,207	—	—	—
June 2028 Notes	642,519	(8,067)	690,625	640,012	(9,988)	672,750
January 2029 Notes	538,086	(11,458)	587,125	546,975	(13,679)	566,500
September 2029 Notes	492,523	(10,769)	510,000	—	—	—
March 2030 Notes	941,037	(20,518)	985,000	—	—	—
March 2031 Notes	718,384	(19,599)	763,125	—	—	—
Total Debt	$12,681,822	$(178,732)	$12,931,378	$7,827,973	$(101,242)	$7,847,577

(1)Inclusive of change in fair market value of effective hedge.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
The below table presents fair value measurements of the Company’s debt obligations as of the following periods if debt was measured at fair value:

($ in thousands)	December 31, 2024	December 31, 2023
Level 1	$—	$—
Level 2	5,790,582	3,143,125
Level 3	7,140,796	4,704,452
Total Debt	$12,931,378	$7,847,577

Financial Instruments Not Carried at Fair Value

As of December 31, 2024 and December 31, 2023, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding commitments as of the following periods:

	As of December 31,
($ in thousands)	2024	2023
Total unfunded revolving loan commitments	$1,383,540	$595,872
Total unfunded delayed draw loan commitments	1,716,991	790,322
Total unfunded revolving and delayed draw loan commitments	$3,100,531	$1,386,194

Total unfunded equity commitments	$92,214	$8,753

Total unfunded commitments	$3,192,745	$1,394,947
As of December 31, 2024, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $3.2 million for the period from April 22, 2020 (Inception) to December 31, 2024, of which $3.2 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered. The Adviser is responsible for the payment of the Company’s organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by the Company.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2024, management was not aware of any pending or threatened litigation.

Note 8. Net Assets

Authorized Capital and Share Class Description

In connection with its formation, the Company has the authority to issue the following shares:

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

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

The following table summarizes transactions with respect to shares of the Company’s common stock during the following periods:

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

	For the Year Ended December 31, 2024
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	192,499,315	$1,850,506	13,982,522	$133,405	354,206,530	$3,383,193	560,688,367	$5,367,104
Shares/gross proceeds from the private placements	—	—	—	—	36,367,305	347,419	36,367,305	347,419
Share Transfers between classes(1)	(599,848)	(5,728)	(35,690,399)	(338,702)	36,251,348	344,430	(38,899)	—
Reinvestment of distributions	17,404,541	165,862	1,637,571	15,609	33,134,237	316,579	52,176,349	498,050
Repurchased shares	(19,484,858)	(185,739)	(4,297,064)	(40,928)	(43,131,003)	(412,317)	(66,912,925)	(638,984)
Total shares/gross proceeds	189,819,150	1,824,901	(24,367,370)	(230,616)	416,828,417	3,979,304	582,280,197	5,573,589
Sales load	—	(16,587)	—	(125)	—	—	—	(16,712)
Total shares/net proceeds	189,819,150	$1,808,314	(24,367,370)	$(230,741)	416,828,417	$3,979,304	582,280,197	$5,556,877

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

	For the Year Ended December 31, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	128,425,036	$1,204,984	27,584,220	$256,944	202,538,090	$1,886,382	358,547,346	$3,348,310
Shares/gross proceeds from the private placements	—	—	—	—	13,128,239	122,591	13,128,239	122,591
Share Transfers between classes(1)	(282,712)	(2,614)	—	—	281,797	2,614	(915)	—
Reinvestment of distributions	8,864,839	82,376	2,590,093	24,077	16,426,701	153,086	27,881,633	259,539
Repurchased shares	(8,113,011)	(75,799)	(3,642,417)	(34,058)	(29,560,722)	(277,409)	(41,316,150)	(387,266)
Total shares/gross proceeds	128,894,152	1,208,947	26,531,896	246,963	202,814,105	1,887,264	358,240,153	3,343,174
Sales load	—	(10,195)	—	(209)	—	—	—	(10,404)
Total shares/net proceeds	128,894,152	$1,198,752	26,531,896	$246,754	202,814,105	$1,887,264	358,240,153	$3,332,770

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

The changes to the Company’s offering price per share for the years ended December 31, 2024, 2023 and 2022 were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

January 1, 2022	$9.33	$0.33	$9.66
February 1, 2022	$9.33	$0.33	$9.66
March 1, 2022	$9.27	$0.32	$9.59
April 1, 2022	$9.24	$0.32	$9.56
May 1, 2022	$9.23	$0.32	$9.55
June 1, 2022	$9.02	$0.32	$9.34
July 1, 2022	$8.84	$0.31	$9.15
August 1, 2022	$9.02	$0.32	$9.34
September 1, 2022	$9.09	$0.32	$9.41
October 1, 2022	$8.99	$0.31	$9.30
November 1, 2022	$9.00	$0.32	$9.32
December 1, 2022	$9.05	$0.32	$9.37
January 1, 2023	$9.06	$0.32	$9.38
February 1, 2023	$9.24	$0.32	$9.56
March 1, 2023	$9.23	$0.32	$9.55
April 1, 2023	$9.21	$0.32	$9.53
May 1, 2023	$9.21	$0.32	$9.53
June 1, 2023	$9.18	$0.32	$9.50
July 1, 2023	$9.28	$0.32	$9.60
August 1, 2023	$9.33	$0.33	$9.66
September 1, 2023	$9.37	$0.33	$9.70
October 1, 2023	$9.40	$0.33	$9.73

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

November 1, 2023	$9.36	$0.33	$9.69
December 1, 2023	$9.42	$0.33	$9.75
January 1, 2024	$9.48	$0.33	$9.81
February 1, 2024	$9.49	$0.33	$9.82
March 1, 2024	$9.49	$0.33	$9.82
April 1, 2024	$9.50	$0.33	$9.83
May 1, 2024	$9.51	$0.33	$9.84
June 1, 2024	$9.57	$0.33	$9.90
July 1, 2024	$9.53	$0.33	$9.86
August 1, 2024	$9.55	$0.33	$9.88
September 1, 2024	$9.56	$0.33	$9.89
October 1, 2024	$9.55	$0.33	$9.88
November 1, 2024	$9.55	$0.33	$9.88
December 1, 2024	$9.55	$0.33	$9.88

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

January 1, 2022	$9.34	$0.14	$9.48
February 1, 2022	$9.33	$0.14	$9.47
March 1, 2022	$9.27	$0.14	$9.41
April 1, 2022	$9.25	$0.14	$9.39
May 1, 2022	$9.24	$0.14	$9.38
June 1, 2022	$9.04	$0.14	$9.18
July 1, 2022	$8.86	$0.13	$8.99
August 1, 2022	$9.04	$0.14	$9.18
September 1, 2022	$9.09	$0.14	$9.23
October 1, 2022	$9.00	$0.14	$9.14
November 1, 2022	$9.01	$0.14	$9.15
December 1, 2022	$9.05	$0.14	$9.19
January 1, 2023	$9.07	$0.14	$9.21
February 1, 2023	$9.25	$0.14	$9.39
March 1, 2023	$9.24	$0.14	$9.38
April 1, 2023	$9.22	$0.14	$9.36
May 1, 2023	$9.22	$0.14	$9.36
June 1, 2023	$9.19	$0.14	$9.33
July 1, 2023	$9.29	$0.14	$9.43
August 1, 2023	$9.34	$0.14	$9.48
September 1, 2023	$9.38	$0.14	$9.52
October 1, 2023	$9.41	$0.14	$9.55
November 1, 2023	$9.37	$0.14	$9.51
December 1, 2023	$9.43	$0.14	$9.57
January 1, 2024	$9.49	$0.14	$9.63
February 1, 2024	$9.50	$0.14	$9.64
March 1, 2024	$9.50	$0.14	$9.64

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

April 1, 2024	$9.51	$0.14	$9.65
May 1, 2024	$9.52	$0.14	$9.66
June 1, 2024	$9.58	$0.14	$9.72
July 1, 2024	$9.55	$0.14	$9.69
August 1, 2024	$9.56	$0.14	$9.70
September 1, 2024	$9.57	$0.14	$9.71
October 1, 2024	$9.56	$0.14	$9.70
November 1, 2024	$9.56	$0.14	$9.70
December 1, 2024	$9.56	$0.14	$9.70

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

January 1, 2022	$9.34	$—	$9.34
February 1, 2022	$9.34	$—	$9.34
March 1, 2022	$9.28	$—	$9.28
April 1, 2022	$9.26	$—	$9.26
May 1, 2022	$9.25	$—	$9.25
June 1, 2022	$9.05	$—	$9.05
July 1, 2022	$8.88	$—	$8.88
August 1, 2022	$9.06	$—	$9.06
September 1, 2022	$9.11	$—	$9.11
October 1, 2022	$9.01	$—	$9.01
November 1, 2022	$9.02	$—	$9.02
December 1, 2022	$9.07	$—	$9.07
January 1, 2023	$9.08	$—	$9.08
February 1, 2023	$9.26	$—	$9.26
March 1, 2023	$9.26	$—	$9.26
April 1, 2023	$9.24	$—	$9.24
May 1, 2023	$9.24	$—	$9.24
June 1, 2023	$9.21	$—	$9.21
July 1, 2023	$9.31	$—	$9.31
August 1, 2023	$9.36	$—	$9.36
September 1, 2023	$9.39	$—	$9.39
October 1, 2023	$9.43	$—	$9.43
November 1, 2023	$9.38	$—	$9.38
December 1, 2023	$9.45	$—	$9.45
January 1, 2024	$9.50	$—	$9.50
February 1, 2024	$9.51	$—	$9.51
March 1, 2024	$9.52	$—	$9.52
April 1, 2024	$9.53	$—	$9.53
May 1, 2024	$9.53	$—	$9.53
June 1, 2024	$9.59	$—	$9.59
July 1, 2024	$9.56	$—	$9.56
August 1, 2024	$9.58	$—	$9.58
September 1, 2024	$9.58	$—	$9.58
October 1, 2024	$9.57	$—	$9.57
November 1, 2024	$9.58	$—	$9.58
December 1, 2024	$9.57	$—	$9.57

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were recorded during the following periods:

	For the Year Ended December 31, 2024
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 20, 2023	January 31, 2024	February 23, 2024	$0.07010	$21,517	$2,829	$42,089
February 21, 2024	February 29, 2024	March 22, 2024	0.07010	22,651	2,984	44,196
February 21, 2024	March 29, 2024	April 23, 2024	0.10280	35,655	4,144	67,452
February 21, 2024	April 30, 2024	May 22, 2024	0.07010	24,985	2,868	49,096
May 7, 2024	May 31, 2024	June 26, 2024	0.07010	26,216	3,105	51,937
May 7, 2024	June 28, 2024	July 24, 2024	0.10280	41,249	4,646	78,628
May 7, 2024	July 31, 2024	August 22, 2024	0.07010	28,185	3,184	56,502
August 6, 2024	August 31, 2024	September 25, 2024	0.07010	29,198	3,267	58,767
August 6, 2024	September 30, 2024	October 24, 2024	0.10280	45,420	4,903	88,490
August 6, 2024	October 31, 2024	November 26, 2024	0.07010	30,858	3,396	62,949
November 5, 2024	November 29, 2024	December 23, 2024	0.07010	31,996	3,458	65,239
November 5, 2024	December 31, 2024	January 27, 2025	0.10280	49,426	5,144	97,912
		Total	$0.97200	$387,356	$43,928	$763,257

(1)Distributions per share are gross of shareholder servicing fees.
(2)Distribution amounts are net of shareholder servicing fees.

	For the Year Ended December 31, 2023
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
December 5, 2022	January 31, 2023	February 24, 2023	$0.08765	$16,523	$4,296	$30,667
February 10, 2023	February 28, 2023	March 23, 2023	0.06765	12,882	3,372	24,319
February 10, 2023	March 31, 2023	April 26, 2023	0.06765	13,027	3,550	24,938
February 10, 2023	April 30, 2023	May 22, 2023	0.08765	18,233	4,956	33,691
May 9, 2023	May 31, 2023	June 26, 2023	0.06765	14,183	3,884	27,515
May 9, 2023	June 30, 2023	July 26, 2023	0.06765	14,804	3,894	28,323
May 9, 2023	July 31, 2023	August 22, 2023	0.08765	20,574	5,252	38,233
August 21, 2023	August 31, 2023	September 26, 2023	0.07010	16,878	4,262	31,886
August 21, 2023	September 30, 2023	October 26, 2023	0.07010	17,637	4,358	33,085
August 21, 2023	October 31, 2023	November 24, 2023	0.10280	28,071	6,689	50,825
November 20, 2023	November 30, 2023	December 22, 2023	0.07010	19,595	5,010	36,503
November 20, 2023	December 29, 2023	January 25, 2024	0.10280	31,265	7,602	55,062
		Total	$0.94945	$223,672	$57,125	$415,047

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

	For the Year Ended December 31, 2024
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.97200	$1,194,541	100.0%
Total	$0.97200	$1,194,541	100.0%

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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased

February 25, 2022	S	March 31, 2022	$6,001	$9.24	649,420
February 25, 2022	D	March 31, 2022	$304	$9.25	32,853
February 25, 2022	I	March 31, 2022	$16,978	$9.26	1,833,520
May 25, 2022	S	June 30, 2022	$8,365	$8.84	946,284
May 25, 2022	D	June 30, 2022	$1,110	$8.86	125,276
May 25, 2022	I	June 30, 2022	$18,414	$8.88	2,073,617
August 25, 2022	S	September 30, 2022	$8,769	$8.99	975,399
August 25, 2022	D	September 30, 2022	$1,132	$9.00	125,759
August 25, 2022	I	September 30, 2022	$33,853	$9.01	3,757,292
November 28, 2022	S	December 31, 2022	$31,047	$9.06	3,426,809
November 28, 2022	D	December 31, 2022	$5,098	$9.07	562,171
November 28, 2022	I	December 31, 2022	$74,691	$9.08	8,225,791
February 28, 2023	S	March 31, 2023	$21,643	$9.21	2,349,994
February 28, 2023	D	March 31, 2023	$3,453	$9.22	374,566
February 28, 2023	I	March 31, 2023	$68,023	$9.24	7,361,842
May 31, 2023	S	June 30, 2023	$16,367	$9.28	1,763,641
May 31, 2023	D	June 30, 2023	$13,809	$9.29	1,486,423
May 31, 2023	I	June 30, 2023	$46,072	$9.31	4,948,651

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased

August 24, 2023	S	September 30, 2023	$14,790	$9.40	1,573,405
August 24, 2023	D	September 30, 2023	$12,978	$9.41	1,379,185
August 24, 2023	I	September 30, 2023	$76,140	$9.43	8,074,185
November 27, 2023	S	December 31, 2023	$22,998	$9.48	2,425,971
November 27, 2023	D	December 31, 2023	$3,817	$9.49	402,243
November 27, 2023	I	December 31, 2023	$87,172	$9.50	9,176,044
February 27, 2024	S	March 31, 2024	$33,826	$9.50	3,560,660
February 27, 2024	D	March 31, 2024	$26,354	$9.51	2,771,164
February 27, 2024	I	March 31, 2024	$81,994	$9.53	8,603,765
May 24, 2024	S	June 28, 2024	$50,529	$9.53	5,302,035
May 24, 2024	D	June 28, 2024	$3,558	$9.55	372,544
May 24, 2024	I	June 28, 2024	$97,737	$9.56	10,223,527
August 30, 2024	S	September 30, 2024	$46,534	$9.55	4,872,698
August 30, 2024	D	September 30, 2024	$2,153	$9.56	225,274
August 30, 2024	I	September 30, 2024	$102,943	$9.57	10,756,911
November 26, 2024	S	December 31, 2024	$54,850	$9.54	5,749,465
November 26, 2024	D	December 31, 2024	$8,863	$9.55	928,082
November 26, 2024	I	December 31, 2024	$129,643	$9.57	13,546,800

Note 9. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per common share for the following periods:

	For the Years Ended December 31,
	2024			2023			2022
($ in thousands, except per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Increase (decrease) in net assets resulting from operations	$411,996	$46,909	$807,815	$328,005	$82,555	$595,307	$67,729	$18,672	$131,888
Weighted average shares of common stock outstanding—basic and diluted	433,490,775	46,533,231	783,503,315	254,397,127	61,369,530	435,000,023	149,191,401	38,303,974	239,914,771
Earnings (loss) per common share—basic and diluted	$0.95	$1.01	$1.03	$1.29	$1.35	$1.37	$0.45	$0.49	$0.55

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
The following reconciles the increase in net assets resulting from operations for the fiscal years ended December 31, 2024, 2023 and 2022 to undistributed taxable income for the following periods:

	Three Months Ended December 31,
($ in thousands)	2024(1)	2023	2022
Increase (decrease) in net assets resulting from operations	$1,266,720	$1,005,867	$218,289
Adjustments:
Net unrealized (gain) loss on investments	69,591	(196,202)	116,185
Deferred organization costs	(29)	(29)	(29)
Net operating losses	—	—	—
Other book-tax differences	42,278	(57,883)	(22,612)
Taxable Income	$1,378,560	$751,753	$311,833

(1)Tax information for the fiscal year ended December 31, 2024 is estimated and is not considered final until the Company files its tax return.

For the year ended December 31, 2024

Total distributions declared during the year ended December 31, 2024 of $1.19 billion were derived from ordinary income of $1.19 billion, determined on a tax basis. For the calendar year ended December 31, 2024 the Company had $206.2 million of undistributed ordinary income, $45.0 million of undistributed net long-term gains, as well as $71.4 million of net unrealized gain on investments and $(7.4) million of other temporary differences. For the year ended December 31, 2024, 91.1% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

During the year ended December 31, 2024, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. These permanent differences of $8.9 million were principally related to U.S. federal income tax, including excise taxes.

As of December 31, 2024, the net estimated unrealized gain for U.S. federal income tax purposes was $52.6 million based on a tax cost basis of $26.30 billion. As of December 31, 2024, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $182.9 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $235.5 million.

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

As of December 31, 2022, the net estimated unrealized loss for U.S. federal income tax purposes was $109.1 million based on a tax cost basis of $10.80 billion. As of December 31, 2022, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $158.9 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $49.8 million.

Taxable Subsidiaries

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the year ended December 31, 2024, the Company recorded a net tax benefit of approximately $3 thousand for taxable subsidiaries. For the year ended December 31, 2023, the Company recorded a net tax benefit of approximately $5 thousand for taxable subsidiaries. The Company did not record a net tax benefit for taxable subsidiaries as of December 31, 2022.

The Company recorded a net deferred tax asset of $915 thousand as of December 31, 2024 and net deferred tax liability of $2 thousand as of December 31, 2023 for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests. The Company did not record a net deferred tax asset (liability) for taxable subsidiaries as of December 31, 2022.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the following periods:

	For the Years Ended December 31,
	2024			2023			2022			2021			2020(8)
($ in thousands, except share and per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock	Class S common stock(7)	Class D common stock(7)	Class I common stock(7)	Class S common stock(7)	Class D common stock(7)	Class I common stock
Per share data:
Net asset value, at beginning of period	$9.48	$9.49	$9.50	$9.06	$9.07	$9.08	$9.33	$9.33	$9.34	$9.26	$9.26	$9.44	$—	$—	$10.00
Results of operations:
Net investment income (loss)(1)	1.02	1.08	1.10	1.04	1.10	1.12	0.76	0.81	0.84	0.59	0.64	0.63	—	—	(0.71)
Net realized and unrealized gain (loss)(2)	(0.07)	(0.07)	(0.07)	0.25	0.25	0.25	(0.31)	(0.35)	(0.38)	(0.06)	(0.06)	(0.22)	—	—	0.15
Net increase (decrease) in net assets resulting from operations	$0.95	$1.01	$1.03	$1.29	$1.35	$1.37	$0.45	$0.46	$0.46	$0.53	$0.58	$0.41	$—	$—	$(0.56)
Shareholder distributions:
Distributions from net investment income(3)	(0.89)	(0.95)	(0.96)	(0.87)	(0.93)	(0.95)	(0.72)	(0.72)	(0.72)	(0.46)	(0.51)	(0.51)	—	—	—
Net decrease in net assets from shareholders’ distributions	$(0.89)	$(0.95)	$(0.96)	$(0.87)	$(0.93)	$(0.95)	$(0.72)	$(0.72)	$(0.72)	$(0.46)	$(0.51)	$(0.51)	$—	$—	$—
Total increase (decrease) in net assets	0.06	0.06	0.07	0.42	0.42	0.42	(0.27)	(0.26)	(0.26)	0.07	0.07	(0.10)	—	—	(0.56)
Net asset value, at end of period	$9.54	$9.55	$9.57	$9.48	$9.49	$9.50	$9.06	$9.07	$9.08	$9.33	$9.33	$9.34	$—	$—	$9.44

Total return(4)	10.4%	11.1%	11.5%	12.6%	13.3%	13.5%	4.2%	4.9%	5.2%	5.1%	6.1%	4.3%	—%	—%	(5.6)%

Ratios
Ratio of net expenses to average net assets(5)(6)	10.9%	10.3%	10.0%	11.1%	10.6%	10.3%	9.8%	8.7%	8.4%	7.0%	7.2%	6.6%	—%	—%	6.5%
Ratio of net investment income to average net assets(6)	11.0%	11.6%	11.9%	11.3%	12.0%	12.3%	9.0%	9.4%	9.9%	6.1%	6.8%	6.6%	—%	—%	(5.9)%
Portfolio turnover rate	60.6%	60.6%	60.6%	9.4%	9.4%	9.4%	11.3%	11.3%	11.3%	35.8%	35.8%	35.8%	—%	—%	3.7%

Supplemental Data
Weighted-average shares outstanding	433,490,775	46,533,231	783,503,315	254,397,127	61,369,530	435,000,023	149,191,401	38,303,974	239,914,771	14,469,872	6,090,894	30,150,794	—	—	1,030,869
Shares outstanding, end of period	515,664,737	51,059,824	952,454,240	325,845,587	75,427,194	535,625,823	196,951,435	48,895,298	332,811,718	60,700,920	18,552,331	90,103,200	—	—	1,300,100
Net assets, end of period	$4,920,527	$487,805	$9,113,270	$3,087,573	$715,565	$5,089,408	$1,784,126	$443,244	$3,022,383	$566,395	$173,161	$841,172	$—	$—	$12,273

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
(5)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the year ended December 31, 2024, the total operating expenses to average net assets were 10.9%, 10.3% and 10.0%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. For the year ended December 31, 2023, the total operating expenses to average net assets were 11.1%, 10.6% and 10.3%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. For the year ended December 31, 2022, the total operating expenses to average net assets were 9.8%, 8.7% and 8.4%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. For the year ended December 31, 2021, the total operating expenses to average net assets were 6.6%, 7.0% and 6.9%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. From November 10, 2020 (commencement of operations) through December 31, 2020, the total operating expenses to average net assets were 6.6% prior to management fee waivers. Past performance is not a guarantee of future results.
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

Equity Raise

As of March 4, 2025, the Company issued 554,601,259 shares of Class S common stock, 94,270,983 shares of Class D common stock, and 1,022,701,460 shares of Class I common stock and have raised total gross proceeds of $5.24 billion, $0.88 billion, and $9.60 billion, respectively, including seed capital of $1,000 contributed by our Adviser in September 2020 and approximately $25.0 million in gross proceeds raised from an entity affiliated with the Adviser. In addition, the Company expects to receive $0.80 billion in gross subscription payments which the Company accepted on March 3, 2025 and which is pending the Company’s determination of the net asset value per share applicable to such purchase.

Dividend

On February 18, 2025, the Company’s Board declared a distribution of (i) $0.070100 per share, payable on or before March 31, 2025 to shareholders of record as of February 28, 2025, (ii) $0.070100 per share, payable on or before April 30, 2025 to shareholders of record as of March 31, 2025, and (iii) $0.070100 per share, payable on or before May 31, 2025 to shareholders of record as of April 30, 2025 and (iv) a special distribution of $0.032700 per share, payable on or before April 30, 2025 to shareholders of record as of March 31, 2025.

September 2029 Notes

On January 22, 2025, the Company issued an additional $400.0 million aggregate principal amount of its 6.600% September 2029 Notes in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The September 2029 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. In connection with the additional issuance of September 2029 Notes, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swaps is $400.0 million. The Company will receive fixed rate interest at 6.600% and pay variable rate interest based on SOFR plus 2.457%.

Core Income Funding IV Amendment

On February 28, 2025, Core Income Funding IV entered into Amendment No. 1 to SPV Asset Facility IV in order to, among other things, (i) change the range of applicable margin from a range of 1.70% to 2.30% to a range of 1.40% to 2.05%, depending on the composition of the collateral, (ii) extend the commitment period from March 16, 2025 to March 16, 2027, (iii) extend the maturity date from March 16, 2033 to March 16, 2035 and (iv) replace Alter Domus as document custodian with State Street.

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
(b)Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control --Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control --Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
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
Item 9B. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors

As of December 31, 2024 our Board consisted of six members. The Board is divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I directors will expire at the 2027 annual meeting of shareholders; the terms of our Class II directors will expire at the 2025 annual meeting of shareholders; and the terms of our Class III directors will expire at the 2026 annual meeting of shareholders.

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

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Independent Directors
Christopher M. Temple, 57	Director	President of DelTex Capital LLC	Class I Director since 2020; Term expires in 2027	6	OBDC OBDC II OTF OTIC OTF II
Melissa Weiler, 60	Director	Private Investor Managing Director and member of the Management Committee of Crescent Capital Group (through 2020)	Class I Director since 2021; Term expires in 2027	6	OBDC OBDC II OTF OTIC OTF II Jefferies Financial Group, Inc.
Edward D'Alelio, 72	Chairman of the Board, Director	Retired	Class II Director since 2020; Term expires in 2025	6	OBDC OBDC II OTF OTIC OTF II Blackstone Long Short Credit Income Fund Blackstone Senior Floating Rate 2027 Term Fund Blackstone Strategic Credit 2027 Term Fund

Eric Kaye, 61	Director	Chief Executive Officer and Founder of Kayezen, LLC (formerly ARQ^EX Fitness Systems)	Class III Director since 2020; Term expires in 2026	6	OBDC OBDC II OTF OTF II OTIC
Victor Woolridge, 68	Director	Managing Director of Barings Real Estate Advisers LLC	Class III Director since 2021; Term expires in 2026	6	OBDC OBDC II OTF OTIC OTF II
Interested Director(4)
Craig W. Packer, 58	Chief Executive Officer and Director	Co-Founder of Blue Owl Capital Partners Co-President of Blue Owl Co-Chief Investment Officer of each of the Blue Owl Credit Advisers Chief Executive Officer of the Blue Owl BDCs	Class II Director since 2020; Term expires in 2025	6	OBDC OBDC II OTF OTIC OTF II Blue Owl Capital Inc. (“Blue Owl”)
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

Independent Directors

Mr. Temple has served as President of DelTex Capital LLC (a private investment firm) since its founding in 2010. Prior to forming DelTex Capital, Mr. Temple served as President of Vulcan Capital, the investment arm of Vulcan Inc., from May 2009 until December 2009 and as Vice President of Vulcan Capital from September 2008 to May 2009. Prior to joining Vulcan in September 2008, Mr. Temple served as a managing director at Tailwind Capital, LLC from May to August 2008. Prior to joining Tailwind, Mr. Temple was a managing director at Friend Skoler & Co., Inc. from May 2005 to May 2008. From April 1996 to December 2004, Mr. Temple was a managing director at Thayer Capital Partners. Mr. Temple started his career in the audit and tax departments of KPMG’s Houston office and was a licensed CPA from 1989 to 1993. Mr. Temple served on the board of directors of the Plains GP Holdings, L.P., the general partner of Plains All American Pipeline Company from November 2016 through May 2024 and served as a member of Plains GP Holdings, L.P. compensation committee from November 2020 through May 2024. Mr. Temple also served as a director of Plains All American Pipeline, L.P’s (“PAA”) general partner from May 2009 to November 2016. He was a member of the PAA Audit Committee from 2009 to 2016. Prior public board service includes board and audit committee service for Clear Channel Outdoor Holdings from April 2011 to May 2016 and on the board and audit committee of Charter Communications Inc. from November 2009 through January 2011. In addition to public boards, Mr. Temple has served on private boards including Brawler Industries, National HME, Loenbro, Inc. and HMT, LLC and as Operating Executive/Senior Advisor for Tailwind Capital, LLC, a New York-based middle market private equity firm. Since March 2016 and November 2016 he has served on the boards of directors of OBDC and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since September 2020 he has served on the board of directors of the Company, respectively and since August 2021 and November 2021 he has served on the boards of directors of OTIC and OTF II, respectively. Mr. Temple previously served on the board of directors of OBDE from February 2020 until January 2025.Mr. Temple holds a B.B.A., magna cum laude, from the University of Texas and an M.B.A. from Harvard.

We believe Mr. Temple’s broad investment management background, together with his financial and accounting knowledge, brings important and valuable skills to the board of directors.

Mr. D’Alelio was formerly a Managing Director and CIO for Fixed Income at Putnam Investments, Boston, where he served from 1989 until he retired in 2002. While at Putnam, he served on the Investment Policy Committee, which was responsible for oversight of all investments. He also sat on various Committees including attribution and portfolio performance. Prior to joining Putnam, he was a portfolio manager at Keystone Investments and prior to that, he was an Investment Analyst at The Hartford Ins. Co. Since 2002, Mr. D’Alelio has served as an Executive in Residence at the University of Mass., Boston — School of Management. He is also President of the UMass Foundation. He serves on the Advisory Committees of Ceres Farms. Since September 2009, he has served as director of Vermont Farmstead Cheese. Mr. D'Alelio has served on the board of Blackstone Senior Floating Rate 2027 Term Fund since April 2010, Blackstone Long Short Credit Income Fund since November 2010 and Blackstone Strategic Credit 2027 Term Fund since May 2021. Since March 2016 and November 2016, he has served on the boards of directors of OBDC and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since September 2020 he has served on the board of directors of the Company and since August 2021 and November 2021 he has served on the boards of directors of OTIC and OTF II, respectively. Mr. D’Alelio previously served on the board of directors of OBDE from February 2020 until January 2025. Mr. D’Alelio’s previous corporate board assignments include Archibald Candy, Doane Pet Care, Trump Entertainment Resorts and UMass Memorial Hospital. Mr. D’Alelio is a graduate of the Univ. of Mass Boston and has an M.B.A. from Boston University.

We believe Mr. D’Alelio’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the board of directors.

Mr. Kaye is the Chief Executive Officer and founder of Kayezen, LLC, a physical therapy and fitness equipment design company. Prior to founding Kayezen, LLC, Mr. Kaye served as a Vice Chairman and Managing Director of UBS Investment Bank, and a member of the division’s Global Operating and U.S. Executive Committees, from June 2001 to May 2012. For the majority of Mr. Kaye’s tenure with UBS, he was a Managing Director and led the firm’s Exclusive Sales and Divestitures Group, where he focused on advising middle-market companies. Prior to joining UBS, Mr. Kaye had served as Global Co-Head of Mergers & Acquisitions for Robertson Stephens, an investment banking firm, from February 1998 to June 2001. Mr. Kaye joined Robertson Stephens from PaineWebber where he served as Executive Director and head of the firm’s Technology Mergers & Acquisitions team. Since March 2016 and November 2016 he has served on the boards of directors of OBDC and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since September 2020 he has served on the board of directors of the Company and since August 2021 and November 2021 he has served on the boards of directors of OTIC and OTF II, respectively. Mr. Kaye previously served on the board of directors of OBDE from February 2020 until January 2025.Mr. Kaye holds a B.A. from Union College and an M.B.A. from Columbia Business School.

We believe Mr. Kaye’s management positions and experiences in the middle market provide the board of directors with valuable insight.

Ms. Weiler was formerly a Managing Director and a member of the Management Committee of Crescent Capital Group, a Los Angeles-based asset management firm (“Crescent”), where she served from January 2011 until she retired in December 2020. During that time, Ms. Weiler was responsible for the oversight of Crescent’s CLO management business from July 2017 through December 2020, and managed several multi-strategy credit funds from January 2011 through June 2017. During her tenure at Crescent, she also served on the Risk Management and Diversity & Inclusion committees. From October 1995 to December 2010, Ms. Weiler was a Managing Director at Trust Company of the West, a Los Angeles-based asset management firm (“TCW”). At TCW, she managed several multi-strategy credit funds from July 2006 to December 2010, and served as lead portfolio manager for TCW’s high-yield bond strategy from October 1995 to June 2006. Ms. Weiler has served on the board of directors of Jefferies Financial Group Inc. since July 2021. She is a member of the Cedars-Sinai Board of Governors and is actively involved in 100 Women in Finance. Ms. Weiler joined the boards of directors of the Company, OBDC, OBDC II and OTF in February 2021 and the boards of directors of OTIC and OTF II in August 2021 and November 2021, respectively. Ms. Weiler previously served on the board of directors of OBDE from February 2021 until January 2025. Ms. Weiler holds a B.S. in Economics from the Wharton School at the University of Pennsylvania.

We believe Ms. Weiler’s broad investment management background, together with her financial and accounting knowledge, brings important and valuable skills to the Board. Ms. Weiler holds a B.S. in Economics from the Wharton School at the University of Pennsylvania.

Mr. Woolridge was formerly a Managing Director of Barings Real Estate Advisers, LLC (“Barings”), the real estate investment unit of Barings LLC, a global asset management firm. Mr. Woolridge most recently served as Head of the U.S. Capital Markets for Equity Real Estate Funds at Barings. Mr. Woolridge previously served as Vice President and Managing Director and Head of Debt Capital Markets – Equities of Cornerstone Real Estate Advisers LLC (prior to its rebranding under the Barings name) (“Cornerstone”) from January 2013 to September 2016 and as Vice President Special Servicing from January 2010 to January 2013. Prior to joining Cornerstone, Mr. Woolridge served as a Managing Director of Babson Capital Management LLC (“Babson”) from January 2000 to January 2010. Prior to joining Babson, Mr. Woolridge served as Director of Loan Originations and Assistant Regional Director of MassMutual Financial Group from September 1982 to January 2000. Since 2009, Mr. Woolridge has served on the University of Massachusetts (UMass) Board of Trustees and has previously served as Chairman of the Board and as Chairman of the Board’s Committee on Administration and Finance. Mr. Woolridge has served as trustee for University of Massachusetts Global since 2021. Since 2022, Mr. Woolridge has served as a director of Trumbull Property Income Fund and Fallon Health. Mr. Woolridge has also served on the UMass Foundation’s investment committee since 2021.Mr. Woolridge previously served on the Board of Trustees of Baystate Health from 2005 to 2016, which included service as Chairman of the Board and on the Board’s compensation, finance, governance and strategy committees. Mr. Woolridge joined the boards of directors of the Company, OBDC, OBDC II, OTF, OTIC, and OTF II in November 2021.Mr. Woolridge previously served on the board of directors of OBDE from November 2021 until January 2025.Mr. Woolridge holds a B.S. from the University of Massachusetts at Amherst and is a Certified Commercial Investment Member.

We believe Mr. Woolridge’s numerous management positions and broad experiences in the asset management and financial services sectors provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board of Directors.

Interested Director
Mr. Packer is the Chief Executive Officer of each of the Blue Owl BDCs and is a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of the Blue Owl Credit Advisers. Additionally, Mr. Packer is a Co-President and a director of Blue Owl. Mr. Packer is also the Head of the Credit platform and serves as a Co-Chief Investment Officer for each of the Blue Owl Credit Advisers. Previously, Mr. Packer co-founded Owl Rock Capital Partners (“Owl Rock”), the predecessor firm to Blue Owl’s Credit platform. In addition, Mr. Packer has served on the boards of directors of OBDC and OBDC II since March 2016 and November 2016, respectively, on the board of directors of OTF since August 2018, on the board of directors of the Company since September 2020, and since August 2021 and November 2021 he has served on the boards of directors of OTIC and OTF II, respectively. Mr. Packer previously served on the board of directors of OBDE from February 2020 until January 2025. Mr. Packer also served as President of OBDE since its inception until January 2024 and as President of the Company, OBDC, OBDC II, OTF, OTF II and OTIC since each of their inceptions until August 2024. Prior to co-founding Owl Rock, Mr. Packer was a Partner and Co-Head of Leveraged Finance in the Americas at Goldman, Sachs & Co. Mr. Packer joined Goldman, Sachs & Co. as a Managing Director and Head of High Yield Capital Markets in 2006 and was named partner in 2008. Prior to joining Goldman Sachs & Co., Mr. Packer was the Global Head of High Yield Capital Markets at Credit Suisse First Boston, and before that he worked at Donaldson, Lufkin & Jenrette. Mr. Packer serves as Treasurer of the Board of Trustees of Greenwich Academy, and Co-Chair of the Honorary Board of Kids in Crisis, a nonprofit organization that serves children in Connecticut. Mr. Packer is also on the Advisory Board for the Mount Sinai Department of Rehabilitation and Human Performance and serves as a director of Wingspire Capital LLC. In addition, Mr. Packer is on the Foundation Board of Trustees for the McIntire School of Commerce, University of Virginia and is a member of the Board of Trustees of the University of Virginia Athletics Foundation. Mr. Packer earned an M.B.A. from Harvard Business School and a B.S. from the University of Virginia.
We believe Mr. Packer’s depth of experience in corporate finance, capital markets and financial services gives the board of directors valuable industry-specific knowledge and expertise on these and other matters, and his history with us and the Adviser, provide an important skill set and knowledge base to the Board.

Meetings and Attendance

The Board met twelve times during 2024 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2024.

Board Attendance at the Annual Meeting

Our policy is to encourage our directors to attend each annual meeting; however, such attendance is not required at this time. Two board members attended the 2024 Annual Meeting.

Board Leadership Structure and Role in Risk Oversight

Overall responsibility for our oversight rests with the Board. We have entered into the Investment Advisory Agreement pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and our other service providers in accordance with the provisions of the 1940 Act, applicable provisions of state and other laws and our charter. The Board is composed of six members, five of whom are directors who are not “interested persons” of the Company or the Adviser as defined in the 1940 Act. The Board meets in person at regularly scheduled quarterly meetings each year. In addition, the Board may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, the Board has established a Nominating and Corporate Governance Committee, an Audit Committee and a Co-Investment Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board in fulfilling its oversight responsibilities. The Board has appointed Edward D’Alelio, an independent director, to serve in the role of Chairman of the Board. The Chairman’s role is to preside at all meetings of the Board and to act as a liaison with the Adviser, counsel and other directors generally between meetings. The Chairman serves as a key point person for dealings between management and the directors. The Chairman also may perform such other functions as may be delegated by the Board from time to time. The Board reviews matters related to its leadership structure annually. The Board has determined that the Board’s leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of directors and the full Board in a manner that enhances effective oversight.

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

Committees of the Board

The Board has an Audit Committee, a Nominating and Corporate Governance Committee and a Co-Investment Committee, and may form additional committees in the future. A brief description of each committee is included in this Form 10-K and the charters of the Audit and Nominating and Corporate Governance Committees can be accessed on the Company’s website at www.ocic.com.

As of December 31, 2024, the members of each of the Board’s committees were as follows (the names of the respective committee chairperson are bolded):

Audit Committee	Nominating and Corporate Governance Committee
Edward D’Alelio	Edward D’Alelio
Christopher M. Temple	Christopher M. Temple
Eric Kaye	Eric Kaye
Melissa Weiler	Melissa Weiler
Victor Woolridge	Victor Woolridge
The Co-Investment Committee was formed on February 18, 2025 and consists of Messrs. D’Alelio, Temple, Kaye and Woolridge and Ms. Weiler.

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

The Audit Committee had seven formal meetings in 2024.

Our Board has determined that Christopher M. Temple, an independent director, qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act.

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

The Nominating and Corporate Governance Committee had three formal meetings in 2024.

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
Co-Investment Committee, Responsibilities

The co-investment committee is responsible for reviewing and making certain findings in respect of co-investment transactions pursuant to the exemptive relief that has been granted by the SEC to the Adviser and its affiliates to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. The Co-Investment Committee was formed on February 18, 2025.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2024, all Section 16(a) filing requirements applicable to such persons were timely filed.

Code of Business Conduct

We have adopted a Code of Business Conduct which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. Our Code of Business Conduct can be accessed on our website at www.ocic.com.

There have been no material changes to our corporate code of ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer. If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct, we will promptly disclose the nature of the amendment or waiver on our website at www.ocic.com or file a Form 8-K with the Securities and Exchange Commission.

We have also adopted an insider trading policy which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. This policy is filed as Exhibit 19 to this Annual Report.

Information about Executive Officers Who Are Not Directors
The following sets forth certain information regarding the executive officers of the Company who are not directors of the Company.

Name	Age	Position	Officer Since
Karen Hager	52	Chief Compliance Officer	2020
Jonathan Lamm	50	Chief Financial Officer and Chief Operating Officer	2021
Neena Reddy	47	Vice President and Secretary	2020
Matthew Swatt	36	Co-Chief Accounting Officer, Co-Controller, and Co-Treasurer	2021
Shari Withem	42	Co-Chief Accounting Officer, Co-Controller, and Co-Treasurer	2021
Jennifer McMillon(1)	47	Co-Chief Accounting Officer, Co-Controller, and Co-Treasurer	2022
Logan Nicholson	44	President	2024
_______________
(1)Ms. McMillon will cease to serve as Co-Chief Accounting Officer, Co-Treasurer and Co-Controller of the Company effective as of March 14, 2025, but will continue to serve as a Managing Director for Blue Owl Capital Inc., an affiliate of the Adviser, where she will focus on operations strategy and design.

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

Ms. Reddy is Vice President and Secretary of each of the Blue Owl BDCs and Chief Legal Officer of each of the Blue Owl Credit Advisers. Ms. Reddy also serves as the General Counsel, Chief Legal Officer and Secretary of Blue Owl, and as a member of Blue Owl’s Operating Committee. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, Ms. Reddy was associate general counsel at Goldman, Sachs & Co LLC, from June 2010 to April 2019 and was dedicated to Goldman Sachs Asset Management L.P. (“GSAM”), where she was responsible for GSAM managed direct alternative products, including private credit. Prior to GSAM, Ms. Reddy practiced as a corporate attorney at Boies Schiller & Flexner LLP and at Debevoise & Plimpton LLP. Ms. Reddy joined the Board of Directors for Partnership for New York City, representing Blue Owl, in 2024. Prior to becoming an attorney, Ms. Reddy was a financial analyst in the private wealth division at Goldman, Sachs & Co. Ms. Reddy received a J.D. from New York University School of Law and a B.A. in English, magna cum laude, from Georgetown University.

Mr. Swatt is the Co-Chief Accounting Officer, Co-Treasurer and Co-Controller of each of the Blue Owl BDCs. Mr. Swatt is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor to Blue Owl’s Credit platform, in May 2016, Mr. Swatt was an Assistant Controller at Guggenheim Partners in their Private Credit group, where he was responsible for the finance, accounting, and financial reporting functions. Preceding that role, Mr. Swatt worked within the Financial Services -- Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Swatt received a B.S. in Accounting from the University of Maryland and is a licensed Certified Public Accountant in New York.

Ms. Withem is the Co-Chief Accounting Officer, Co-Treasurer and Co-Controller of each of the Blue Owl BDCs. Ms. Withem is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor to Blue Owl's Credit platform, in March 2018, Ms. Withem was Vice President of Sixth Street Specialty Lending, Inc., a business development company traded on the NYSE, where she was responsible for accounting, financial reporting, treasury and internal controls functions. Preceding that role, Ms. Withem worked for MCG Capital Corporation, a business development company formerly traded on the Nasdaq and Deloitte in the Audit and Assurance Practice. Ms. Withem received a B.S. in Accounting from James Madison University and is a licensed Certified Public Accountant in Virginia.

Ms. McMillon is the Co-Chief Accounting Officer of the Company, OBDC II, and OTIC and is the Co-Treasurer and Co-Controller of each of the Blue Owl BDCs. Ms. McMillon is also a Managing Director of Blue Owl. Before joining Owl Rock, the predecessor to Blue Owl’s Credit platform, Ms. McMillon led the accounting department of Tiptree Inc., a national capital holding company, as the Vice President of Technical Accounting and External Reporting from 2017-2022. She was responsible for financial reporting, valuation/purchase accounting, and numerous internal control functions. From 2013-2017, Ms. McMillon served as the Regional Accounting & Reporting Director, Americas of Koch Industries/Georgia Pacific, from 2009-2013 she served as an Accounting Manager at Oaktree Capital and Centerbridge Partners, and prior to that Ms. McMillon worked in public accounting for nearly ten years, spending most of this tenure at PricewaterhouseCoopers. Ms. McMillon earned her B.S. in Accounting from Florida State University and is a licensed Certified Public Accountant in New York.

Mr. Lamm is Chief Financial Officer and Chief Operating Officer of each of the Blue Owl BDCs. Mr. Lamm is also Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in April 2021, Mr. Lamm served as the Chief Financial Officer and Treasurer of Goldman Sachs BDC, Inc. (“GSBD”), a business development company traded on the New York Stock Exchange. Mr. Lamm was responsible for building and overseeing GSBD’s finance, treasury, accounting and operations functions from April 2013 through March 2021, including during its initial public offering in March 2015. During his time at Goldman Sachs, Mr. Lamm also served as Chief Financial Officer and Treasurer of Goldman Sachs Private Middle Market Credit LLC, Goldman Sachs Private Middle Market Credit II LLC and Goldman Sachs Middle Market Lending Corp. prior to the completion of its merger with GSBD in October 2020. Throughout his twenty-two years at Goldman Sachs, Mr. Lamm held various positions. From 2013 to 2021, Mr. Lamm served as Managing Director, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2007 to 2013, Mr. Lamm served as Vice President, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2005 to 2007, Mr. Lamm served as Vice President in the Financial Reporting group and, from 1999 to 2005, he served as a Product Controller. Prior to joining Goldman Sachs, Mr. Lamm worked in public accounting at Deloitte & Touche.

Mr. Nicholson is a Senior Managing Director of Blue Owl, a member of the Direct Lending Investment Team, and a member of the Diversified Lending Investment Committee. Mr. Nicholson is also President of OBDC, OBDC II and the Company, and Portfolio Manager for certain funds in Blue Owl’s Diversified Lending strategy, including the Company, OBDC and OBDC II. Prior to joining Blue Owl in 2023, Mr. Nicholson was a Co-Founder and Partner at Brinley Partners, a startup private credit asset manager, from 2021 to 2023. Previously, Mr. Nicholson was at Goldman Sachs & Co. (“Goldman”) from 2003 to 2021, where he was most recently a Managing Director and Head of U.S. Leveraged Finance Capital Markets. During his time at Goldman, he was responsible for structuring, risk management and distribution of capital commitments for both Leveraged Loans and High Yield bonds, and he was also appointed as a member of the LSTA Board of Directors. Additionally, Mr. Nicholson spent 2021 in a leadership role at healthcare firm Humana Inc., where he was Senior Vice President of Corporate Development and responsible for all M&A activity. Mr. Nicholson received a B.S. in Systems Engineering with a double major in Economics from the University of Virginia.

Portfolio Managers

The management of our investment portfolio is the responsibility of the Adviser and the Diversified Lending Investment Committee. The Investment Team, is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s investment Committees. Blue Owl’s four direct lending investment committees focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s direct lending investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Logan Nicholson, Meenal Mehta and Patrick Linnemann. We consider the individuals on the Diversified Lending Committee to be our portfolio managers.The Investment Team, under the Diversified Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. The Diversified Lending Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Diversified Lending Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be made) and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Diversified Lending Investment Committee. Follow-on investments in existing portfolio companies may require the Diversified Lending Investment Committee’s approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Diversified Lending Investment Committee. The compensation packages of Diversified Lending Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.

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

The Investment Team performs a similar role for OBDC and OBDC II and certain members of the Investment Team also perform a similar role for OTF, OTF II and OTIC, from which the Adviser and its affiliates may receive incentive fees. See “ITEM 1. BUSINESS – Affiliated Transactions” for a description of the Blue Owl Credit Advisers’ allocation policy governing allocations of investments among us and other investment vehicles with similar or overlapping strategies, as well as a description of certain other relationships between us and the Adviser. See “ITEM 1A. RISK FACTORS — Risks Related to Our Adviser and its Affiliates — Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us” for a discussion of potential conflicts of interests.

The members of the Diversified Lending Investment Committee function as portfolio managers with the most significant responsibility for the day-to-day management of our portfolio. Information regarding the Diversified Lending Investment Committee, is as follows:

Name	Year of Birth
Douglas I. Ostrover	1962
Marc S. Lipschultz	1969
Craig W. Packer	1966
Alexis Maged	1965
Logan Nicholson	1980
Meenal Mehta	1975
Patrick Linnemann	1983

In addition to managing our investments, as of December 31, 2024, our portfolio managers also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Blue Owl Capital Corporation	Business development company	U.S. middle-market lending	$13,865.6
Blue Owl Capital Corporation II	Business development company	U.S. middle-market lending	$2,003.8
Blue Owl Capital Corporation III*	Business development company	U.S. middle-market lending	$4,484.6
*On January 13, 2025, Blue Owl Capital Corporation III was merged with and into Blue Owl Capital Corporation with Blue Owl Capital Corporation surviving.

In addition to managing our investments, as of December 31, 2024, Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Blue Owl Technology Finance Corp.	Business development company	U.S. middle-market technology lending	$6,722.6
Blue Owl Technology Finance Corp. II	Business development company	U.S. middle-market technology lending	$5,659.1
Blue Owl Technology Income Corp.	Business development company	U.S. middle-market technology lending	$5,477.9

As of December 31, 2024, our Diversified Lending Investment Committee portfolio managers also manage 13 private funds with approximately $6.15 billion in gross assets. In addition, Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged also manage $17 other private funds with approximately $5.58 billion in gross assets.

The management and incentive fees payable by the Blue Owl Credit Clients are generally based on the gross assets and performance, respectively of each Blue Owl Credit Client.

Biographical information regarding the member of the Diversified Lending Investment Committee who is not a director or executive officer of the Company is as follows:

Mr. Ostrover is Co-Chief Executive Officer of Blue Owl and the chairman of Blue Owl’s board of directors. Mr. Ostrover is also the Co-Chief Executive Officer and serves as a Co-Chief Investment Officer of each of the Blue Owl Credit Advisers. Mr. Ostrover is also a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of the Blue Owl Credit Advisers. Previously, Mr. Ostrover co-founded Owl Rock, the predecessor firm to Blue Owl’s Credit platform. Mr. Ostrover served on the boards of directors of OBDC and OBDC II from 2016 through 2021, on the board of directors of OTF from 2018 through 2021, and on the boards of directors of the Company and OBDE from 2020 through 2021. Prior to co-founding Owl Rock, Mr. Ostrover was one of the founders of GSO Capital Partners (GSO), Blackstone’s alternative credit platform, and a Senior Managing Director at Blackstone until June 2015. Prior to co-founding GSO in 2005, Mr. Ostrover was a Managing Director and Chairman of the Leveraged Finance Group of Credit Suisse First Boston (CSFB). Prior to his role as Chairman, Mr. Ostrover was Global Co-Head of CSFB’s Leveraged Finance Group, during which time he was responsible for all of CSFB's origination, distribution and trading activities relating to high yield securities, leveraged loans, high yield credit derivatives and distressed securities. Mr. Ostrover joined CSFB in November 2000 when CSFB acquired Donaldson, Lufkin & Jenrette (“DLJ”), where he was a Managing Director in charge of High Yield and Distressed Sales, Trading and Research. Mr. Ostrover had been a member of DLJ’s high yield team since he joined the firm in 1992. Mr. Ostrover is actively involved in non-profit organizations including serving on the Board of Directors of the Michael J. Fox Foundation, the Mount Sinai Health System, and the Leadership Council for Memorial Sloan Kettering. Mr. Ostrover also serves on the investment committee of the Brunswick School. Mr. Ostrover received an M.B.A. from New York University Stern School of Business and a B.A. in Economics from the University of Pennsylvania.

Mr. Lipschultz is Co-Chief Executive Officer of Blue Owl and a member of Blue Owl’s board of directors. Mr. Lipschultz also serves as Co-Chief Investment Officer for each of the Blue Owl Credit Advisers. Previously, Mr. Lipschultz co-founded Owl Rock, the predecessor firm to Blue Owl’s Credit platform. Prior to co-founding Owl Rock, Mr. Lipschultz spent more than two decades at KKR, serving on the firm’s Management Committee and as the Global Head of Energy and Infrastructure. Mr. Lipschultz has a wide range of experience in alternative investments, including leadership roles in private equity, private credit and real assets. Prior to joining KKR, Mr. Lipschultz was with Goldman, Sachs & Co., where he focused on mergers and acquisitions and principal investment activities. Mr. Lipschultz serves on the board of the Hess Corporation and is actively involved in a variety of nonprofit organizations, serving as a trustee or board member of the 92nd Street Y, American Enterprise Institute for Public Policy Research, Michael J. Fox Foundation, Mount Sinai Health System, Riverdale Country School and the Stanford University Board of Trustees. Mr. Lipschultz received an M.B.A. with high distinction, Baker Scholar, from Harvard Business School and an A.B. with honors and distinction, Phi Beta Kappa, from Stanford University.

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

The table below shows dollar ranges of shares of our common stock to be beneficially owned by the members of the Diversified Lending Investment Committee as of March 4, 2025 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; $100,001–$500,000; $500,001–$1,000,000; or over $1,000,000.

Name	Dollar Range of Equity Securities in Blue Owl Credit Income Corp.(1)(2)
Douglas I. Ostrover	None
Marc S. Lipschultz	None
Craig W. Packer	None
Alexis Maged	None
Logan Nicholson	None
Meenal Mehta	None
Patrick Linnemann	None

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

Director Compensation

No compensation is expected to be paid to our directors who is an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. Our directors who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in in-person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. As of December 31, 2024, these directors were Edward D’Alelio, Christopher M. Temple, Eric Kaye, Victor Woolridge, and Melissa Weiler. We pay each independent director the following amounts for serving as a director:

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

The table below sets forth the compensation received by each director from the Company and the Fund Complex for service during the fiscal year ended December 31, 2024:

Name of Director	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
Edward D’Alelio	$265,000	$265,000	$1,492,500
Christopher M. Temple	$260,000	$260,000	$1,457,500
Eric Kaye	$255,000	$255,000	$1,422,500
Melissa Weiler	$250,000	$250,000	$1,387,500
Victor Woolridge	$250,000	$250,000	$1,387,500

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of March 4, 2025 the beneficial ownership according to information furnished to us by such persons or publicly available filings, of each current director, the Company’s executive officers, the executive officers and directors as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock.

The percentage ownership is based on 1,644,328,470 shares of our common stock outstanding as of March 4, 2025. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares of our common stock beneficially owned by such shareholder.

Shares Beneficially Owned
Name and Address(1)	Title of Class	Number of Shares Owned	Percentage of Class Outstanding
Interested Directors
Craig W. Packer	—	—	—
Independent Directors
Edward D'Alelio	—	—	—
Eric Kaye	—	—	—
Christopher M. Temple	—	—	—
Melissa Weiler	—	—	—
Victor Woolridge	—	—	—
Executive Officers		—	—
Karen Hager	—	—	—
Neena Reddy	—	—	—
Matthew Swatt	—	—	—
Shari Withem	—	—	—
Jennifer McMillon	—	—	—
Jonathan Lamm	—	—	—
Logan Nicholson	—	—	—
All officers and directors as a group (13 persons)		—	—

(1)The address for each of the directors and officers is c/o Blue Owl Credit Income Corp., 399 Park Avenue, 37th Floor, New York, New York 10022.
Dollar Range of Equity Securities Beneficially Owned by Directors

The table below shows the dollar range of equity securities of the Company and the aggregate dollar range of equity securities of the Fund Complex that were beneficially owned by each director as of March 4, 2025 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; or Over $100,000. For purposes of this Form 10-K, the term “Fund Complex” is defined to include the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Technology Finance Corp., Blue Owl Technology Finance Corp. II and Blue Owl Technology Income Corp.

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
(3)The dollar range of Equity Securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of (1) the closing price per share of Blue Owl Capital Corporation's common stock as of March 4, 2025 multiplied by the number of shares of Blue Owl Capital Corporation’s common stock beneficially owned by the director, (2) the current net asset value per share of Blue Owl Capital Corporation II’s common stock multiplied by the number of shares of Blue Owl Capital Corporation II’s common stock beneficially owned by the director, (3) the current net asset value per share of Blue Owl Technology Finance Corp.’s common stock multiplied by the number of shares of Blue Owl Technology Finance Corp.’s common stock beneficially owned by the director, (4) the current net asset value per share of Blue Owl Technology Finance Corp. II’s common stock multiplied by the number of shares Blue Owl Technology Finance Corp. II’s common stock beneficially owned by the director, (5) the current net offering price per share of Blue Owl Technology Income Corp.’s common stock multiplied by the number of shares of Blue Owl Technology Income Corp.’s common stock beneficially owned by the director and (6) the total dollar range of equity securities in the Company beneficially owned by the director.
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

Our executive officers, certain of our directors and certain other finance professionals of Blue Owl also serve as executives of the Blue Owl Credit Advisers and officers and directors of the Company and certain professionals of Blue Owl, and the Blue Owl Credit Advisers are officers of Blue Owl Securities LLC. In addition, our executive officers and directors and the members of the Adviser and members of its Diversified Lending Investment Committee serve or may serve as officers, directors or principals of entities that operate in the same, or a related, line of business as we do (including the Blue Owl Credit Advisers) including serving on their respective investment committees and/or on the investment committees of investments funds, accounts or other investment vehicles managed by our affiliates which may have investment objective similar to our investment objective. At times we may compete with the Blue Owl Credit Clients and other Blue Owl clients, for capital and investment opportunities. As a result, we may not be given the opportunity to participate in certain investments made by the Blue Owl Credit Clients and other Blue Owl clients. This can create a potential conflict when allocating investment opportunities among us and such other Blue Owl Credit Clients and other Blue Owl clients. An investment opportunity that is suitable for multiple clients of the Blue Owl Credit Advisers or other affiliated advisers and its affiliates may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. However, for the Adviser and its affiliates to fulfill their fiduciary duties to each of their clients, the Blue Owl Credit Advisers have put in place an investment allocation policy that seeks to ensure the fair and equitable allocation of investment opportunities over time and addresses the co-investment restrictions set forth under the 1940 Act.

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

The Blue Owl Credit Advisers’ allocation policy is designed to manage the potential conflicts of interest between the Adviser’s fiduciary obligations to us and its or its affiliates’ similar fiduciary obligations to other Blue Owl clients; however, there can be no assurance that the Blue Owl Credit Advisers’ efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Not all conflicts of interest can be expected to be resolved in our favor.

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

Exemptive Relief

We rely on exemptive relief (as amended, the “Order”) that has been granted to the Adviser and certain of its affiliates, on which we are permitted to rely, by the SEC that permits us to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser, the other affiliated funds that are participating in the investment or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, if such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers’ investment allocation policy incorporates the conditions of the Order. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the Blue Owl Credit Clients and other Blue Owl clients that avail themselves of the Order.

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

Item 14. Principal Accountant Fees and Services.

KPMG LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025. KPMG acted as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2024, 2023 and 2022. The Company knows of no direct financial or material indirect financial interest of KPMG LLP in the Company.

Fees

Set forth in the table below are audit fees, audit-related fees, tax fees and all other fees billed to the Company by KPMG LLP for professional services performed for the following periods:

	For the Fiscal year Ended December 31,
	2024	2023
Audit Fees(1)	$1,212,100	$1,063,400
Audit-Related Fees(2)	—	—
Tax Fees(3)	198,490	97,425
All Other Fees(4)	—	—
Total Fees	$1,410,590	$1,160,825

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

3.2	Third Amended and Restated Bylaws, dated November 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on November 9, 2023).
3.3	Articles of Amendment, dated June 24, 2024 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 26, 2024).
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

4.4
Third Supplemental Indenture, dated as of March 29, 2022, relating to the 5.500% notes due 2025, by and between Owl Rock Core Income Corp. and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 29, 2022).

4.5
Fourth Supplemental Indenture, dated as of September 16, 2022, relating to the 7.750% notes due 2027, by and between Owl Rock Core Income Corp. and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on September 19, 2022).

4.6
Agreement of Removal, Appointment and Acceptance, dated November 30, 2022, by and among Owl Rock Core Income Corp., Computershare Trust Company, N.A. and Truist Bank (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on November 30, 2022).

4.7
Agreement of Removal, Appointment and Acceptance, dated November 30, 2022, by and among Owl Rock Core Income Corp., Computershare Trust Company, N.A. and Truist Bank (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on November 30, 2022).

4.8
Fifth Supplemental Indenture, dated as of June 13, 2023, relating to the 7.950% notes due 2028, by and between Owl Rock Core Income Corp. and Truist Bank, as successor to Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on June 14, 2023).

4.9
Registration Rights Agreement, dated as of June 13, 2023, by and among RBC Capital Markets, LLC, SMBC Nikko Securities America, Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K, filed on June 14, 2023).

4.10
Registration Rights Agreement, dated as of July 21, 2023, by and among SMBC Nikko Securities America, Inc., RBC Capital Markets, LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on July 21, 2023).

4.11
Sixth Supplemental Indenture, dated as of December 4, 2023, relating to the 7.750% notes due 2029, by and between the Company and Truist Bank, as successor to Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on December 5, 2023).

4.12
Registration Rights Agreement, dated as of December 4, 2023, by and among the Company and SMBC Nikko Securities America, Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and MUFG Securities Americas Inc., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on December 5, 2023).

4.13
Seventh Supplemental Indenture, dated as of February 1, 2024, relating to the 6.650% notes due 2031, by and between Blue Owl Credit Income Corp. and Truist Bank, as successor to Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2024).

4.14
Registration Rights Agreement, dated as of February 1, 2024, by and among Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, MUFG Securities Americas Inc., SMBC Nikko Securities America, Inc. and Truist Securities, Inc., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on February 1, 2024).

4.15
Eighth Supplemental Indenture, dated as of May 21, 2024, relating to the 6.600% notes due 2029, by and between the Company and Truist Bank, as successor to Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on May 21, 2024).

4.16
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

4.17
Ninth Supplemental Indenture, dated as of September 13, 2024, relating to the 5.800% notes due 2030, by and between the Company and Truist Bank, as successor to Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on September 13, 2024).

4.18
Registration Rights Agreement, dated as of September 13, 2024, by and among the Company and Wells Fargo Securities, LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC and SMBC Nikko Securities America, Inc., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on September 13, 2024).

4.19	Form of Subscription Agreement (incorporated by reference to Appendix A to the Company’s Prospectus, filed on December 6, 2024).
4.20*	Description of Securities
10.1	Amended and Restated Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 19, 2021).
10.2	Dealer Manager Agreement (incorporated by reference to Exhibit (h)(1) to the Company’s Registration Statement on Form N-2, filed on October 16, 2020).
10.3	Amendment No. 1 to the Dealer Manager Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 23, 2021).
10.4
Form of Participating Broker-Dealer Agreement (Included as Exhibit A to the Form of Dealer Manager Agreement) (incorporated by reference to Exhibit (h)(2) to the Company’s Registration Statement on Form N-2, filed on October 16, 2020).

10.5	Shareholder Services Plan (incorporated by reference to Exhibit (h)(3) to the Company’s Registration Statement on Form N-2, filed on October 16, 2020).
10.6	Custodian Agreement (incorporated by reference to Exhibit (j) to the Company’s Registration Statement on Form N-2, filed on October 16, 2020).
10.7	Amended and Restated Administration Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 20, 2021).
10.8	License Agreement (incorporated by reference to Exhibit (k)(2) to the Company’s Registration Statement on Form N-2, filed on October 16, 2020).
10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 23, 2021).
10.10
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

10.11
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

10.12
Sale and Contribution Agreement, dated as of September 16, 2021, between Owl Rock Core Income Corp., as Seller and Core Income Funding I LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 20, 2021).

10.13
Sale and Contribution Agreement, dated as of October 5, 2021, between Owl Rock Core Income Corp., as Seller and Core Income Funding II LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 7, 2021).

10.14
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

10.15
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

10.16
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

10.17
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

10.18
Sale and Contribution Agreement, dated as of March 16, 2022, between Owl Rock Core Income Corp., as Seller and Core Income Funding IV LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 21, 2022).

10.19
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

10.20
Sale and Contribution Agreement, dated as of March 24, 2022, between Owl Rock Core Income Corp., as Seller and Core Income Funding III LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 28, 2022).

10.21
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

10.22
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

10.23
Amended and Restated Senior Secured Revolving Credit Agreement, dated as of August 11, 2022, among Owl Rock Core Income Corp. as Borrower, the Lenders and Issuing Banks party thereto, and Sumitomo Mitsui Banking Corporation as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on August 12, 2022).

10.24
Joinder Agreement, dated as of July 11, 2022, by and among, Webster Bank, N.A., Core Income Funding II LLC and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 12, 2022).

10.25
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

10.26
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

10.27
Indenture and Security Agreement, dated as of October 21, 2022 by and between Owl Rock CLO VIII, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 25, 2022).

10.28
Collateral Management Agreement, dated as of October 21, 2022, between Owl Rock CLO VIII, LLC and Owl Rock Capital Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 25, 2022).

10.29
Loan Sale Agreement, dated as of October 21, 2022, between Owl Rock Core Income Corp., as Seller and Owl Rock CLO VIII, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on October 25, 2022).

10.30
Loan Sale Agreement, dated as of October 21, 2022, between Core Income Funding I LLC, as Seller and Owl Rock CLO VIII, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on October 25, 2022).

10.31
Class A-L1 Loan Agreement, dated as of October 21, 2022, among Owl Rock CLO VIII, LLC, as Borrower, State Street Bank and Trust Company, as Loan Agent, State Street Bank and Trust Company as Collateral Trustee and each of the Class A-L1 Lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on October 25, 2022).

10.32
ORCIC Senior Loan Fund LLC Amended and Restated Limited Liability Company Agreement, dated November 2, 2022, by and between Owl Rock Core Income Corp. and State Teachers Retirement System of Ohio (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 3, 2022).

10.33
Loan and Security Agreement, dated March 9, 2023, by and among Owl Rock Core Income Corp., as Servicer and Equityholder, Core Income Funding V LLC, as Borrower, Wells Fargo Bank, National Association, as administrative agent and each of the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on March 10, 2023).

10.34
Sale and Contribution Agreement, dated March 9, 2023, between Owl Rock Core Income Corp., as Seller and Core Income Funding V LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on March 10, 2023).

10.35
Indenture and Security Agreement, dated as of May 24, 2023 by and between Owl Rock CLO XI, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 26, 2023).

10.36
Collateral Management Agreement, dated as of May 24, 2023, between Owl Rock CLO XI, LLC and Owl Rock Capital Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on May 26, 2023).

10.37
Loan Sale Agreement, dated as of May 24, 2023, between Owl Rock Core Income Corp., as Seller and Owl Rock CLO XI, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on May 26, 2023).

10.38
Loan Sale Agreement, dated as of May 24, 2023, between Core Income Funding IV LLC, as Seller and Owl Rock CLO XI, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on May 26, 2023).

10.39
Class A-1L Loan Agreement, dated as of May 24, 2023, among Owl Rock CLO XI, LLC, as Borrower, State Street Bank and Trust Company, as Loan Agent, State Street Bank and Trust Company as Collateral Trustee and each of the Class A-1L Lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on May 26, 2023).

10.40
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

10.41
License Agreement, dated as of July 6, 2023, between Blue Owl Credit Income Corp. and Blue Owl Capital Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 6, 2023).

10.42
Indenture and Security Agreement, dated as of July 18, 2023 by and between Owl Rock CLO XII, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 19, 2023).

10.43
Collateral Management Agreement, dated as of July 18, 2023, between Owl Rock CLO XII, LLC and Blue Owl Credit Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 19, 2023).

10.44
Loan Sale Agreement, dated as of July 18, 2023, between Blue Owl Credit Income Corp., as Seller and Owl Rock CLO XII, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 19, 2023).

10.45
Loan Sale Agreement, dated as of July 18, 2023, between Core Income Funding III LLC, as Seller and Owl Rock CLO XII, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on July 19, 2023).

10.46
Class A-1L Credit Agreement, dated as of July 18, 2023, among Owl Rock CLO XII, LLC, as Borrower, State Street Bank and Trust Company, as Loan Agent, State Street Bank and Trust Company as Collateral Trustee and each of the Class A-1L Lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on July 19, 2023).

10.47
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

10.48
Sale and Contribution Agreement, dated as of August 29, 2023, between Blue Owl Credit Income Corp., as Seller, and Core Income Funding VI LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 31, 2023).

10.49
First Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of November 2, 2023, among Blue Owl Credit Income Corp. (f/k/a Owl Rock Core Income Corp.) as Borrower, the Lenders and Issuing Banks party thereto, and Sumitomo Mitsui Banking Corporation as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 6, 2023).

10.50
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

10.51	Amended and Restated Multi-Class Plan (incorporated by reference to Exhibit (k)(5) to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2, filed on December 13, 2023).
10.52
Indenture and Security Agreement, dated as of January 30, 2024, by and between Owl Rock CLO XV, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2024).

10.53
Collateral Management Agreement, dated as of January 30, 2024, between Owl Rock CLO XV, LLC and Blue Owl Credit Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2024).

10.54
Loan Sale Agreement, dated as of January 30, 2024, between Blue Owl Credit Income Corp., as Seller and Owl Rock CLO XV, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 1, 2024).

10.55
Loan Sale Agreement, dated as of January 30, 2024, between Core Income Funding I LLC, as Seller and Owl Rock CLO XV, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on February 1, 2024).

10.56
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

10.57
Indenture, dated as of March 7, 2024, by and between Owl Rock CLO XVI, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 11, 2024).

10.58
Collateral Management Agreement, dated as of March 7, 2024, between Owl Rock CLO XVI, LLC and Blue Owl Credit Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 11, 2024).

10.59
Loan Sale Agreement, dated as of March 7, 2024, between Blue Owl Credit Income Corp., as Seller and Owl Rock CLO XVI, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 the Company’s Current Report on Form 8-K, filed on March 11, 2024).

10.60
Loan Sale Agreement, dated as of March 7, 2024, between Core Income Funding II LLC, as Seller and Owl Rock CLO XVI, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on March 11, 2024).

10.61
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

10.62
Second Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of April 19, 2024, among Blue Owl Credit Income Corp., the Subsidiary Guarantors party thereto, Citibank, N.A., as a Lender, and Sumitomo Mitsui Banking Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, filed on May 9, 2024).

10.63	Amended and Restated Distribution Reinvestment Plan effective as of May 6, 2024 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q, filed on May 9, 2024).
10.64
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

10.65
Sale and Contribution Agreement, dated as of May 21, 2024, between Blue Owl Credit Income Corp., as Seller, and Core Income Funding VII LLC, as Purchaser (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 23, 2024).

10.66
Indenture, dated as of July 12, 2024, by and between Owl Rock CLO XVIII, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 17, 2024).

10.67
Collateral Management Agreement, dated as of July 12, 2024, between Owl Rock CLO XVIII, LLC and Blue Owl Credit Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 17, 2024).

10.68
Loan Sale Agreement, dated as of July 12, 2024, between Blue Owl Credit Income Corp., as Seller and Owl Rock CLO XVIII, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 17, 2024).

10.69
Loan Sale Agreement, dated as of July 12, 2024, between Core Income Funding IV LLC, as Seller and Owl Rock CLO XVIII, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on July 17, 2024).

10.70
Class A-1L Loan Agreement, dated as of July 12, 2024, among Owl Rock CLO XVIII, LLC as Borrower, the Lenders party thereto and State Street Bank and Trust Company as Loan Agent and as Collateral Trustee (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on July 17, 2024).

10.71
Indenture, dated as of July 18, 2024, by and between Owl Rock CLO XVII, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 23, 2024).

10.72
Collateral Management Agreement, dated as of July 18, 2024, between Owl Rock CLO XVII, LLC and Blue Owl Credit Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 23, 2024).

10.73
Loan Sale Agreement, dated as of July 18, 2024, between Blue Owl Credit Income Corp., as Seller and Owl Rock CLO XVII, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 23, 2024).

10.74
Loan Sale Agreement, dated as of July 18, 2024, between Core Income Funding I LLC, as Seller and Owl Rock CLO XVII, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on July 23, 2024).

10.75
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

10.76
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

10.77
Amendment No. 2 to the Credit Agreement, dated as of November 12, 2024, among Core Income Funding VI LLC, as Borrower, the Lenders party thereto, The Bank of Nova Scotia, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator, Custodian and Successor Document Custodian and Alter Domus (US) LLC, as Outgoing Document Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 15, 2024).

10.78
Credit Agreement, dated as of December 17, 2024, among Core Income Funding VIII LLC, as Borrower, the Lenders party thereto, Natixis, New York Branch, as Facility Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator, Custodian and Document Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 20, 2024).

10.79
Sale and Contribution Agreement, dated as of December 17, 2024, between Blue Owl Credit Income Corp., as Seller and Core Income Funding VIII LLC, as Purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 20, 2024).

19.1*	Insider Trading Policy
21.1*	Subsidiary List
24.1	Power of Attorney (included on signature page hereto).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of the Independent Registered Public Accounting Firm on Supplemental Information
99.2*	Supplemental Financial Information of OCIC SLF LLC (unaudited) as of the year ended December 31, 2024 and 2023 and for the three years ended December 31, 2024.
99.3*	Supplemental Financial Information of Blue Owl Credit SLF LLC (unaudited) as of and for the period from May 6, 2024 (Date of Inception) to December 31, 2024.

* Filed herewith.
** Furnished herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Credit Income Corp.

Date: March 4, 2025	By:	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Chief Operating Officer

Each person whose signature appears below constitutes and appoints Craig W. Packer and Jonathan Lamm, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2024, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 4, 2025.

Name	Title

/s/ Craig W. Packer	Chief Executive Officer and Director
Craig W. Packer

/s/ Edward D’Alelio	Director and Chairman of the Board of Directors
Edward D’Alelio

/s/ Christopher M. Temple	Director and Chairman of the Audit Committee
Christopher M. Temple

/s/ Eric Kaye	Director and Chairman of the Nominating and Corporate Governance Committee
Eric Kaye

/s/ Melissa Weiler	Director
Melissa Weiler

/s/ Victor Woolridge	Director
Victor Woolridge

/s/ Jonathan Lamm	Chief Financial Officer and Chief Operating Officer
Jonathan Lamm

/s/ Matthew Swatt	Co-Chief Accounting Officer, Co-Treasurer, and Co-Controller
Matthew Swatt

/s/ Jennifer McMillon	Co-Chief Accounting Officer, Co-Treasurer, and Co-Controller
Jennifer McMillon

/s/ Shari Withem	Co-Chief Accounting Officer, Co-Treasurer, and Co-Controller
Shari Withem