Form 10-Q
period 2025-03-31
Blue Owl Credit Income Corp.
filed 2025-05-08
CIK 1812554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2025, the registrant had 592,756,104 shares of Class S common stock, 58,184,885 shares of Class D common stock, and 1,136,186,527 shares of Class I common stock, $0.01, par value per share, outstanding.

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
•the impact of elevated inflation rates, fluctuating interest rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems, uncertainties related to the new Presidential administration, including the impact of tariff enactment and tax reductions, trade disputes with other countries, and the risk of recession or a shutdown of government services could impact our business prospects and the prospects of our portfolio companies;
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Blue Owl Credit Income Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $28,575,155 and $25,422,365, respectively)	$28,510,177	$25,384,902
Non-controlled, affiliated investments (amortized cost of $8,348 and $8,305, respectively)	8,210	8,248
Controlled, affiliated investments (amortized cost of $915,549 and $952,995, respectively)	942,022	985,744
Total investments at fair value (amortized cost of $29,499,052 and $26,383,665, respectively)	29,460,409	26,378,894
Cash (restricted cash of $89,903 and $182,030, respectively)	533,686	1,003,117
Foreign cash (cost of $2,173 and $3,554, respectively)	2,125	3,366
Interest receivable	208,795	180,178
Receivable from controlled affiliates	9,800	16,299
Receivable for investments sold	104,451	473,053
Prepaid expenses and other assets	63,869	8,974
Total Assets	$30,383,135	$28,063,881
Liabilities
Debt (net of unamortized debt issuance costs of $173,758 and $178,732, respectively)	$12,615,717	$12,681,822
Distribution payable	172,412	152,477
Payable for investments purchased	896,055	129,625
Payables to affiliates	74,409	73,430
Tender offer payable	203,955	193,203
Accrued expenses and other liabilities	150,995	311,722
Total Liabilities	14,113,543	13,542,279
Commitments and contingencies (Note 7)
Net Assets
Class S Common shares $0.01 par value, 1,500,000,000 shares authorized; 570,264,051 and 515,664,737 shares issued and outstanding, respectively	5,703	5,157
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 57,227,131 and 51,059,824 shares issued and outstanding, respectively	572	511
Class I Common shares $0.01 par value, 2,000,000,000 shares authorized; 1,089,239,943 and 952,454,240 shares issued and outstanding, respectively	10,892	9,525
Additional paid-in-capital	16,077,001	14,191,257
Accumulated undistributed (overdistributed) earnings	175,424	315,152
Total Net Assets	16,269,592	14,521,602
Total Liabilities and Net Assets	$30,383,135	$28,063,881
Net Asset Value Per Class S Share	$9.46	$9.54
Net Asset Value Per Class D Share	$9.47	$9.55
Net Asset Value Per Class I Share	$9.49	$9.57

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$628,032	$460,535
Payment-in-kind (“PIK”) interest income	28,720	26,458
Dividend income	1,609	2,104
Payment-in-kind (“PIK”) dividend income	13,344	17,251
Other income	7,829	5,451
Total investment income from non-controlled, non-affiliated investments	679,534	511,799
Investment income from non-controlled, affiliated investments:
Interest income	22	—
Payment-in-kind (“PIK”) interest income	42	—
Dividend income	—	145
Total investment income from non-controlled, affiliated investments	64	145
Investment income from controlled, affiliated investments:
Interest income	2,765	1,517
Payment-in-kind (“PIK”) interest income	—	1,104
Dividend income	24,887	13,592
Total investment income from controlled, affiliated investments	27,652	16,213
Total Investment Income	707,250	528,157
Operating Expenses
Offering costs	1,962	1,251
Interest expense	216,560	169,416
Management fees, net(1)	46,397	28,519
Performance based incentive fees	52,675	38,910
Professional fees	5,596	5,616
Directors’ fees	320	326
Shareholder servicing fees	11,408	7,412
Other general and administrative	3,386	1,782
Total Operating Expenses	338,304	253,232
Net Investment Income (Loss) Before Taxes	368,946	274,925
Income tax expense (benefit), including excise tax expense (benefit)	220	799
Net Investment Income (Loss) After Taxes	$368,726	$274,126

Blue Owl Credit Income Corp.
Consolidated Statements of Operations - Continued
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(54,453)	$(4,071)
Non-controlled, affiliated investments	(82)	1,343
Controlled, affiliated investments	(6,275)	4,626
Translation of assets and liabilities in foreign currencies	7,528	(291)
Income tax (provision) benefit	169	8
Total Net Change in Unrealized Gain (Loss)	(53,113)	1,615
Net realized gain (loss):
Non-controlled, non-affiliated investments	(57,865)	(3,447)
Foreign currency transactions	(6,015)	76
Total Net Realized Gain (Loss)	(63,880)	(3,371)
Total Net Realized and Change in Unrealized Gain (Loss)	(116,993)	(1,756)
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$251,733	$272,370
Net Increase (Decrease) in Net Assets Resulting from Operations - Class S Common Stock	$77,401	$89,650
Net Increase (Decrease) in Net Assets Resulting from Operations - Class D Common Stock	$8,336	$11,407
Net Increase (Decrease) in Net Assets Resulting from Operations - Class I Common Stock	$165,996	$171,312
Earnings Per Share - Basic and Diluted of Class S Common Stock	$0.14	$0.25
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	553,435,797	356,127,221
Earnings Per Share - Basic and Diluted of Class D Common Stock	$0.15	$0.27
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted	54,656,440	42,899,375
Earnings Per Share - Basic and Diluted of Class I Common Stock	$0.16	$0.27
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	1,043,162,192	630,203,053

(1)Refer to Note 3 “Agreements and Related Party Transactions” for additional details on management fee waiver.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK

Non-controlled/non-affiliated portfolio company investments
Debt Investments(5)
Advertising and media
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(7)	First lien senior secured loan	S+	5.00%		12/2028	228,932	$228,932	$228,932
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(6)(18)	First lien senior secured revolving loan	S+	5.00%		12/2027	1,598	1,598	1,598
Monotype Imaging Holdings Inc.(6)(18)	First lien senior secured loan	S+	5.50%		2/2031	170,317	169,141	170,317
Project Boost Purchaser, LLC (dba J.D. Power)(7)(21)	First lien senior secured loan	S+	3.00%		7/2031	43,641	43,616	43,361
Project Boost Purchaser, LLC (dba J.D. Power)(7)(21)	Second lien senior secured loan	S+	5.25%		7/2032	11,250	11,197	11,237
							454,484	455,445	2.8%
Aerospace and defense
ManTech International Corporation(7)	First lien senior secured loan	S+	5.00%		9/2029	14,637	14,637	14,637
Novaria Holdings, LLC(6)	First lien senior secured loan	S+	3.50%		6/2031	16,915	16,915	16,831
Peraton Corp.(6)(21)	First lien senior secured loan	S+	3.75%		2/2028	51,136	51,165	45,424
Peraton Corp.(7)(21)	Second lien senior secured loan	S+	7.75%		2/2029	4,831	4,791	3,597
STS PARENT, LLC (dba STS Aviation Group)(7)	First lien senior secured loan	S+	5.00%		10/2031	135,180	134,547	134,504
STS PARENT, LLC (dba STS Aviation Group)(7)(18)	First lien senior secured revolving loan	S+	5.00%		10/2030	8,824	8,749	8,749
							230,804	223,742	1.4%
Asset based lending and fund finance
Hg Genesis 9 SumoCo Limited(12)(22)	Unsecured facility	E+		6.25%	3/2029	€146,552	154,728	158,306
Hg Saturn Luchaco Limited(15)(22)	Unsecured facility	SA+		7.50%	3/2026	£679	863	876
							155,591	159,182	1.0%
Automotive aftermarket
OAC Holdings I Corp. (dba Omega Holdings)(7)	First lien senior secured loan	S+	5.00%		3/2029	8,384	8,275	8,321
OAC Holdings I Corp. (dba Omega Holdings)(7)(18)	First lien senior secured revolving loan	S+	5.00%		3/2028	919	893	899
Power Stop, LLC(6)(21)	First lien senior secured loan	S+	4.75%		1/2029	29,094	28,914	26,822
							38,082	36,042	0.2%
Automotive services
Mavis Tire Express Services Topco Corp.(7)(21)	First lien senior secured loan	S+	3.00%		5/2028	29,044	29,044	28,829
Spotless Brands, LLC(8)	First lien senior secured loan	S+	5.75%		7/2028	81,489	80,832	81,489
Wand Newco 3, Inc. (dba Caliber )(6)(21)	First lien senior secured loan	S+	2.50%		1/2031	21,931	21,765	21,580
							131,641	131,898	0.8%
Buildings and real estate
Associations Finance, Inc.(17)	Unsecured notes	N/A		14.25%	5/2030	170,400	169,348	170,400
Associations, Inc.(7)(18)	First lien senior secured loan	S+	6.50%		7/2028	433,448	433,047	433,448
CoreLogic Inc.(6)(20)(21)	First lien senior secured loan	S+	3.50%		6/2028	23,778	23,355	23,279
Dodge Construction Network LLC(7)	First lien senior secured loan	S+	4.75%		2/2029	10,458	8,505	8,367
Dodge Construction Network LLC(7)	First lien senior secured loan	S+	6.25%		1/2029	7,542	7,402	7,391
RealPage, Inc.(7)(21)	First lien senior secured loan	S+	3.00%		4/2028	38,815	38,663	38,256
RealPage, Inc.(7)(21)	First lien senior secured loan	S+	3.75%		4/2028	18,250	18,159	18,230
Wrench Group LLC(7)(21)	First lien senior secured loan	S+	4.00%		10/2028	27,078	27,043	25,656
							725,522	725,027	4.5%
Business services
Access CIG, LLC(7)(21)	First lien senior secured loan	S+	4.25%		8/2028	78,815	78,815	78,736
Aurelia Netherlands B.V.(12)(22)	First lien senior secured EUR term loan	E+	5.50%		5/2031	€55,027	57,732	59,440

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Boxer Parent Company Inc. (f/k/a BMC)(7)(21)	First lien senior secured loan	S+	3.00%		7/2031	68,250	68,213	66,981
Capstone Acquisition Holdings, Inc.(6)	First lien senior secured loan	S+	4.50%		11/2029	85,142	84,581	84,716
ConnectWise, LLC(7)(21)	First lien senior secured loan	S+	3.50%		9/2028	44,282	44,360	44,198
CoolSys, Inc.(8)(21)	First lien senior secured loan	S+	4.75%		8/2028	13,701	12,987	12,331
CoreTrust Purchasing Group LLC(6)	First lien senior secured loan	S+	5.25%		10/2029	112,333	111,433	112,333
Denali BuyerCo, LLC (dba Summit Companies)(7)(18)	First lien senior secured loan	S+	5.25%		9/2028	210,406	208,222	209,880
Diamondback Acquisition, Inc. (dba Sphera)(6)	First lien senior secured loan	S+	5.50%		9/2028	46,269	45,743	46,153
Fullsteam Operations, LLC(7)	First lien senior secured loan	S+	8.25%		11/2029	13,001	12,672	13,001
Fullsteam Operations, LLC(7)(18)	First lien senior secured delayed draw term loan	S+	7.00%		11/2029	3,514	3,450	3,505
Hercules Borrower, LLC (dba The Vincit Group)(7)	First lien senior secured loan	S+	5.50%		12/2026	15,738	15,678	15,738
Hercules Buyer, LLC (dba The Vincit Group)(17)(27)	Unsecured notes	N/A		0.48%	12/2029	24	24	28
Kaseya Inc.(6)	First lien senior secured loan	S+	3.25%		3/2032	80,000	79,602	79,600
Kaseya Inc.(6)	Second lien senior secured loan	S+	5.00%		3/2033	20,000	19,900	19,900
KPSKY Acquisition, Inc. (dba BluSky)(7)	First lien senior secured loan	S+	5.50%		10/2028	100,922	99,776	93,857
KPSKY Acquisition, Inc. (dba BluSky)(7)(18)	First lien senior secured delayed draw term loan	S+	5.75%		10/2028	72	28	(265)
DuraServ LLC(6)(18)	First lien senior secured loan	S+	4.50%		6/2031	181,499	180,321	180,593
Ping Identity Holding Corp.(7)	First lien senior secured loan	S+	4.75%		10/2029	65,644	65,536	65,644
Plano HoldCo, Inc. (dba Perficient)(7)	First lien senior secured loan	S+	3.50%		10/2031	25,000	24,884	24,875
Plusgrade Inc.(7)(22)	First lien senior secured loan	S+	3.50%		3/2031	24,357	24,357	24,296
Tecta America Corp.(6)(21)	First lien senior secured loan	S+	3.00%		2/2032	37,333	37,242	37,016
Pye-Barker Fire & Safety, LLC(7)(18)	First lien senior secured loan	S+	4.50%		5/2031	239,017	237,759	238,420
Pye-Barker Fire & Safety, LLC(7)(18)	First lien senior secured revolving loan	S+	4.50%		5/2030	4,213	4,068	4,128
XPLOR T1, LLC(7)	First lien senior secured loan	S+	3.50%		6/2031	49,750	49,750	49,750
CMG HoldCo, LLC (dba Crete United)(8)(18)	First lien senior secured loan	S+	4.75%		5/2028	54,508	53,816	54,147
							1,620,949	1,619,001	10.0%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(6)(21)	First lien senior secured loan	S+	4.00%		11/2027	19,015	18,817	18,444
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(6)	Second lien senior secured loan	S+	7.75%		11/2028	40,137	40,129	37,729
DCG ACQUISITION CORP. (dba DuBois Chemical)(7)	First lien senior secured loan	S+	4.50%		6/2031	95,076	94,206	94,600
Gaylord Chemical Company, L.L.C.(7)(18)	First lien senior secured loan	S+	5.50%		12/2027	188,629	187,602	188,629
Rocket BidCo, Inc. (dba Recochem)(7)(22)	First lien senior secured loan	S+	5.75%		11/2030	351,494	345,106	351,494
Velocity HoldCo III Inc. (dba VelocityEHS)(7)	First lien senior secured loan	S+	5.50%		4/2027	2,270	2,249	2,270
Nouryon Finance B.V.(7)(21)(22)	First lien senior secured loan	S+	3.25%		4/2028	12,454	12,454	12,408
Derby Buyer LLC (dba Delrin)(6)(21)	First lien senior secured loan	S+	3.00%		11/2030	57,403	57,403	56,915
							757,966	762,489	4.7%
Consumer products
BEP Intermediate Holdco, LLC (dba Buyers Edge Platform)(6)	First lien senior secured loan	S+	3.25%		4/2031	31,753	31,753	31,753
Conair Holdings LLC(6)(21)	First lien senior secured loan	S+	3.75%		5/2028	44,801	44,493	38,511
Conair Holdings LLC(6)	Second lien senior secured loan	S+	7.50%		5/2029	22,591	22,366	19,880
Foundation Consumer Brands, LLC(7)	First lien senior secured loan	S+	5.00%		2/2029	126,182	124,960	125,551
Lignetics Investment Corp.(7)	First lien senior secured loan	S+	5.50%		11/2027	95,976	95,768	95,496
Lignetics Investment Corp.(7)(18)	First lien senior secured revolving loan	S+	5.50%		10/2026	7,647	7,625	7,590

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Olaplex, Inc.(6)(21)(22)	First lien senior secured loan	S+	3.50%		2/2029	37,756	37,353	33,414
SWK BUYER, Inc. (dba Stonewall Kitchen)(7)	First lien senior secured loan	S+	5.25%		3/2029	58,324	57,591	57,304
							421,909	409,499	2.5%
Containers and packaging
Anchor Packaging, LLC(6)(21)	First lien senior secured loan	S+	3.25%		7/2029	49,625	49,625	49,551
Arctic Holdco, LLC (dba Novvia Group)(7)(18)	First lien senior secured loan	S+	5.25%		1/2032	160,933	160,201	160,085
Arctic Holdco, LLC (dba Novvia Group)(7)(18)	First lien senior secured revolving loan	S+	5.25%		1/2031	5,681	5,624	5,622
Ascend Buyer, LLC (dba PPC Flexible Packaging)(7)	First lien senior secured loan	S+	5.75%		9/2028	82,409	81,710	82,409
Ascend Buyer, LLC (dba PPC Flexible Packaging)(7)	First lien senior secured loan	S+	6.00%		9/2028	8,798	8,677	8,798
Berlin Packaging(6)(21)	First lien senior secured loan	S+	3.50%		6/2031	94,650	94,650	94,252
Clydesdale Acquisition Holdings, Inc. (dba Novolex)(6)(18)	First lien senior secured loan	S+	3.25%		3/2032	132,766	131,753	131,771
Charter NEX US, Inc.(6)(21)	First lien senior secured loan	S+	3.00%		11/2030	25,626	25,626	25,578
Fortis Solutions Group, LLC(7)	First lien senior secured loan	S+	5.50%		10/2028	66,107	65,326	64,951
Fortis Solutions Group, LLC(7)(18)	First lien senior secured revolving loan	S+	5.50%		10/2027	3,036	2,979	2,918
Indigo Buyer, Inc. (dba Inovar Packaging Group)(7)(18)	First lien senior secured loan	S+	5.25%		5/2028	125,730	124,932	125,730
Pregis Topco LLC(6)	Second lien senior secured loan	S+	7.75%		8/2029	2,500	2,500	2,500
Pregis Topco LLC(6)(21)	First lien senior secured loan	S+	4.00%		7/2026	16,695	16,594	16,680
Pregis Topco LLC(6)	Second lien senior secured loan	S+	6.75%		8/2029	30,000	30,000	30,000
ProAmpac PG Borrower LLC(7)(21)	First lien senior secured loan	S+	4.00%		9/2028	52,001	52,003	51,611
Tricorbraun Holdings, Inc.(6)(21)	First lien senior secured loan	S+	3.25%		3/2028	60,783	60,235	60,182
							912,435	912,638	5.6%
Distribution
ABB/Con-cise Optical Group LLC(7)	First lien senior secured loan	S+	7.50%		2/2028	33,306	33,024	32,724
AI Aqua Merger Sub, Inc. (dba Culligan)(6)(21)	First lien senior secured loan	S+	3.00%		7/2028	56,266	56,216	55,686
Aramsco, Inc.(7)	First lien senior secured loan	S+	4.75%		10/2030	45,290	44,502	42,233
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(6)(21)	First lien senior secured loan	S+	3.25%		12/2030	93,171	93,165	91,736
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(7)(18)	First lien senior secured loan	S+	5.00%		10/2029	175,943	174,442	175,943
Dealer Tire Financial, LLC(17)(20)(21)	Unsecured notes	N/A	8.00%		2/2028	56,120	55,388	54,689
Dealer Tire Financial, LLC(6)	First lien senior secured loan	S+	3.00%		7/2031	30,263	30,263	30,112
Endries Acquisition, Inc.(6)	First lien senior secured loan	S+	5.25%		12/2028	108,544	107,914	107,730
Formerra, LLC(6)	First lien senior secured loan	S+	7.25%		11/2028	5,352	5,234	5,272
Foundation Building Materials, Inc.(7)(21)	First lien senior secured loan	S+	4.00%		1/2031	19,837	19,745	17,986
White Cap Supply Holdings, LLC(6)(21)	First lien senior secured loan	S+	3.25%		10/2029	48,248	48,050	46,699
							667,943	660,810	4.1%
Education
Ellucian Holdings Inc. (f/k/a Sophia, L.P.)(6)(21)	First lien senior secured loan	S+	4.75%		11/2032	10,000	9,976	10,133
Ellucian Holdings Inc. (f/k/a Sophia, L.P.)(6)(21)	First lien senior secured loan	S+	3.00%		10/2029	19,729	19,729	19,676
Learning Care Group (US) No. 2 Inc.(7)(21)	First lien senior secured loan	S+	4.00%		8/2028	42,113	42,096	41,734
Renaissance Learning, Inc.(6)(21)	First lien senior secured loan	S+	4.00%		4/2030	50,996	50,606	49,971
Severin Acquisition, LLC (dba PowerSchool)(6)	First lien senior secured loan	S+	2.75%	2.25%	10/2031	130,421	129,204	128,791
Severin Acquisition, LLC (dba PowerSchool)(6)(18)	First lien senior secured delayed draw term loan	S+	5.00%		10/2031	1,836	1,700	1,623
Severin Acquisition, LLC (dba PowerSchool)(7)(18)	First lien senior secured revolving loan	S+	4.75%		10/2031	2,449	2,297	2,245

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)(21)	First lien senior secured loan	S+	4.00%		10/2030	15,146	15,146	15,105
							270,754	269,278	1.7%
Energy equipment and services
Dresser Utility Solutions, LLC(6)	First lien senior secured loan	S+	5.25%		3/2029	82,081	81,406	81,876
							81,406	81,876	0.5%
Financial services
Ascensus Holdings, Inc.(6)(21)	First lien senior secured loan	S+	3.00%		8/2028	21,817	21,817	21,633
Baker Tilly Advisory Group, LP(6)	First lien senior secured loan	S+	4.75%		6/2031	98,754	97,409	97,766
BCPE Pequod Buyer, Inc. (dba Envestnet)(7)(21)	First lien senior secured loan	S+	3.50%		11/2031	113,336	111,131	112,894
Blackhawk Network Holdings, Inc.(6)(21)	First lien senior secured loan	S+	4.00%		3/2029	123,067	123,067	122,427
BTRS Holdings Inc. (dba Billtrust)(7)(18)	First lien senior secured loan	S+	5.50%		12/2028	31,936	31,634	31,851
Citrin Cooperman Advisors LLC(6)(21)	First lien senior secured loan	S+	3.00%		3/2032	16,439	16,357	16,306
Cohnreznick Advisory LLC(6)	First lien senior secured loan	S+	4.00%		3/2032	36,541	36,359	36,359
Continental Finance Company, LLC(6)	First lien senior secured loan	S+	8.00%		3/2029	13,250	13,119	13,118
Chrysaor Bidco s.à r.l. (dba AlterDomus)(7)(21)(22)	First lien senior secured loan	S+	3.50%		5/2031	9,288	9,288	9,293
Computer Services, Inc. (dba CSI)(7)	First lien senior secured loan	S+	5.25%		11/2029	52,383	51,826	52,383
Computer Services, Inc. (dba CSI)(7)	First lien senior secured loan	S+	4.75%		11/2029	18,417	18,331	18,371
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(6)	First lien senior secured loan	S+	5.00%		6/2030	15,554	15,415	15,554
Deerfield Dakota Holdings(7)(21)	First lien senior secured loan	S+	3.75%		4/2027	96,959	96,413	91,801
Deerfield Dakota Holdings(7)	Second lien senior secured loan	S+	6.75%		4/2028	21,476	21,497	20,455
Finastra USA, Inc.(8)(18)(22)	First lien senior secured loan	S+	7.25%		9/2029	167,414	165,768	167,414
Klarna Holding AB(7)(22)	Subordinated Floating Rate Notes	S+	7.00%		4/2034	1,000	1,000	1,000
KRIV Acquisition Inc. (dba Riveron)(7)	First lien senior secured loan	S+	5.75%		7/2029	79,477	77,623	79,477
Minotaur Acquisition, Inc. (dba Inspira Financial)(6)	First lien senior secured loan	S+	5.00%		6/2030	292,044	289,249	292,044
NMI Acquisitionco, Inc. (dba Network Merchants)(6)	First lien senior secured loan	S+	5.00%		9/2028	12,146	12,110	12,146
OneDigital Borrower LLC(6)(21)	Second lien senior secured loan	S+	5.25%		7/2032	33,800	33,642	33,716
OneDigital Borrower LLC(6)(21)	First lien senior secured loan	S+	3.00%		7/2031	54,170	54,170	53,764
PPI Holding US INC. (dba Nuvei)(6)(21)(22)	First lien senior secured loan	S+	3.00%		7/2031	20,000	19,954	19,844
Pushpay USA Inc(7)(22)	First lien senior secured loan	S+	4.00%		8/2031	14,963	14,963	14,963
Saphilux S.a.r.L. (dba IQ-EQ)(8)(21)(22)	First lien senior secured loan	S+	3.50%		7/2028	32,297	32,297	32,297
Smarsh Inc.(7)	First lien senior secured loan	S+	4.75%		2/2029	108,377	107,700	108,377
Smarsh Inc.(6)(18)	First lien senior secured revolving loan	S+	4.75%		2/2029	1,439	1,399	1,439
							1,473,538	1,476,692	9.1%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(6)(21)	First lien senior secured loan	S+	4.00%		9/2028	13,545	13,467	13,511
Balrog Acquisition, Inc. (dba Bakemark)(6)	Second lien senior secured loan	S+	7.00%		9/2029	6,000	5,967	6,000
Blast Bidco Inc. (dba Bazooka Candy Brands)(7)	First lien senior secured loan	S+	6.00%		10/2030	35,463	34,713	35,463
Dessert Holdings(6)(20)(21)	First lien senior secured loan	S+	4.00%		6/2028	23,338	23,255	22,734
Eagle Family Foods Group LLC(7)	First lien senior secured loan	S+	5.00%		8/2030	174,279	172,680	174,279
Fiesta Purchaser, Inc. (dba Shearer's Foods)(6)(21)	First lien senior secured loan	S+	3.25%		2/2031	54,588	54,588	54,146
Gehl Foods, LLC(7)(18)	First lien senior secured loan	S+	6.25%		6/2030	124,768	123,597	124,768
Hissho Parent, LLC(7)	First lien senior secured loan	S+	4.50%		5/2029	122,948	122,239	122,948

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest			Maturity Date	Par / Units		Amortized Cost(4)(24)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(6)	First lien senior secured loan	S+	6.25%		3/2027		198,087	196,502	195,117
KBP Brands, LLC(7)	First lien senior secured loan	S+	5.50%	0.50%	5/2027		55,903	55,526	54,924
Ole Smoky Distillery, LLC(6)	First lien senior secured loan	S+	5.50%		3/2028		30,091	29,734	29,865
Savor Acquisition, Inc. (dba Sauer Brands)(6)(21)	First lien senior secured loan	S+	3.25%		2/2032		82,241	82,044	82,118
Rushmore Investment III LLC (dba Winland Foods)(7)	First lien senior secured loan	S+	5.00%		10/2030		510,746	506,139	510,746
Tacala, LLC(6)(21)	First lien senior secured loan	S+	3.50%		1/2031		55,364	55,226	55,276
Vital Bidco AB (dba Vitamin Well)(7)(22)	First lien senior secured loan	S+	4.50%		10/2031		226,043	222,605	226,043
Vital Bidco AB (dba Vitamin Well)(6)(18)(22)	First lien senior secured revolving loan	S+	4.50%		10/2030		12,908	12,270	12,908
								1,710,552	1,720,846	10.6%
Healthcare equipment and services
Azalea TopCo, Inc. (dba Press Ganey)(6)(21)	First lien senior secured loan	S+	3.25%		4/2031		65,070	65,064	64,679
Bamboo US BidCo LLC(7)	First lien senior secured loan	S+	5.25%		9/2030		113,865	113,774	113,865
Bamboo US BidCo LLC(12)	First lien senior secured EUR term loan	E+	5.25%		9/2030		€61,443	64,641	66,371
Canadian Hospital Specialties Limited(10)(22)	First lien senior secured loan	C+	4.50%		4/2028	C$	4,823	3,820	3,266
Canadian Hospital Specialties Limited(10)(18)(22)	First lien senior secured revolving loan	C+	4.50%		4/2027	C$	366	290	244
Cambrex Corporation(6)	First lien senior secured loan	S+	4.75%		3/2032		223,073	220,859	220,842
Confluent Medical Technologies, Inc.(7)	First lien senior secured loan	S+	3.25%		2/2029		76,611	76,611	76,419
Creek Parent, Inc. (dba Catalent)(6)	First lien senior secured loan	S+	5.25%		12/2031		294,578	289,575	293,106
CSC MKG Topco LLC (dba Medical Knowledge Group)(6)	First lien senior secured loan	S+	5.75%		2/2029		98,517	97,252	97,777
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(12)	First lien senior secured EUR term loan	E+	5.50%		3/2031		€55,496	59,291	58,748
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(11)(18)	First lien senior secured EUR revolving loan	E+	5.50%		3/2031		€704	761	673
Nelipak Holding Company(7)	First lien senior secured loan	S+	5.50%		3/2031		30,306	29,899	29,700
Nelipak Holding Company(6)(18)	First lien senior secured revolving loan	S+	5.50%		3/2031		4,398	4,285	4,222
Packaging Coordinators Midco, Inc.(7)	First lien senior secured loan	S+	4.75%		1/2032		446,206	440,194	440,071
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(6)(18)(22)	First lien senior secured revolving loan	S+	5.25%		1/2028		47	47	47
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(7)(18)(22)	First lien senior secured loan	S+	5.25%		1/2028		54,118	53,615	54,118
PerkinElmer U.S. LLC(6)	First lien senior secured loan	S+	5.00%		3/2029		167,938	167,597	166,678
Resonetics, LLC(7)(21)	First lien senior secured loan	S+	3.25%		6/2031		74,625	74,625	74,125
Rhea Parent, Inc.(7)	First lien senior secured loan	S+	4.75%		12/2030		202,800	202,233	202,293
TBRS, Inc. (dba TEAM Technologies)(7)	First lien senior secured loan	S+	4.75%		11/2031		137,711	137,023	137,022
TBRS, Inc. (dba TEAM Technologies)(7)(18)	First lien senior secured revolving loan	S+	4.75%		11/2030		1,255	1,150	1,150
Zest Acquisition Corp.(7)(21)	First lien senior secured loan	S+	5.25%		2/2028		19,485	19,485	19,511
								2,122,091	2,124,927	13.1%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(7)	First lien senior secured loan	S+	5.25%		10/2030		20,812	20,548	20,812
Belmont Buyer, Inc. (dba Valenz)(7)	First lien senior secured loan	S+	6.50%		6/2029		68,446	67,371	68,446
Belmont Buyer, Inc. (dba Valenz)(7)	First lien senior secured loan	S+	5.21%		6/2029		42,943	42,658	42,621
Belmont Buyer, Inc. (dba Valenz)(8)(18)	First lien senior secured revolving loan	S+	6.50%		6/2029		2,217	2,123	2,217
Confluent Health, LLC(6)	First lien senior secured loan	S+	5.00%		11/2028		19,800	19,342	18,909
Covetrus, Inc.(7)(21)	First lien senior secured loan	S+	5.00%		10/2029		35,217	34,054	33,787
Covetrus, Inc.(7)	Second lien senior secured loan	S+	9.25%		10/2030		160,000	157,396	155,600

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
D4C Dental Brands, Inc.(7)(20)	First lien senior secured loan	S+	4.50%		11/2029	136,244	135,094	134,882
Engage Debtco Limited(7)(20)(22)	First lien senior secured loan	S+	3.03%	4.00%	7/2029	32,344	31,668	32,182
Engage Debtco Limited(7)(22)	First lien senior secured loan	S+	3.18%	2.50%	7/2029	83,891	82,535	81,794
EresearchTechnology, Inc. (dba Clario)(6)(18)	First lien senior secured loan	S+	4.75%		1/2032	178,291	176,394	176,349
Ex Vivo Parent Inc. (dba OB Hospitalist)(7)	First lien senior secured loan	S+		9.90%	9/2028	43,654	43,282	43,654
KABAFUSION Parent, LLC(7)	First lien senior secured loan	S+	5.00%		11/2031	71,222	70,537	71,044
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(7)	First lien senior secured loan	S+	4.75%		12/2029	173,203	170,529	173,203
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(6)(18)	First lien senior secured loan	S+	4.00%		9/2030	76,948	76,607	76,563
Maple Acquisition, LLC (dba Medicus)(8)	First lien senior secured loan	S+	5.00%		5/2031	105,649	104,927	105,649
MED ParentCo, LP(6)(21)	First lien senior secured loan	S+	3.50%		4/2031	24,875	24,875	24,820
MJH Healthcare Holdings, LLC(6)(20)(21)	First lien senior secured loan	S+	3.25%		1/2029	14,428	14,428	14,339
Natural Partners, LLC(7)(22)	First lien senior secured loan	S+	4.50%		11/2027	91,304	90,279	91,304
Neptune Holdings, Inc. (dba NexTech)(7)	First lien senior secured loan	S+	4.50%		8/2030	30,496	30,350	30,496
OB Hospitalist Group, Inc.(6)	First lien senior secured loan	S+	5.25%		9/2027	68,252	67,508	68,252
OneOncology, LLC(7)	First lien senior secured loan	S+	4.75%		6/2030	104,770	104,529	104,247
OneOncology, LLC(7)(18)	First lien senior secured delayed draw term loan	S+	5.00%		6/2030	97,920	97,192	97,920
Pacific BidCo Inc.(8)(22)	First lien senior secured loan	S+		6.00%	8/2029	169,769	166,926	166,373
Pacific BidCo Inc.(8)(22)	First lien senior secured delayed draw term loan	S+	5.75%		8/2029	17,905	17,577	17,547
Pediatric Associates Holding Company, LLC(7)(21)	First lien senior secured loan	S+	3.25%		12/2028	32,144	31,244	29,872
Pediatric Associates Holding Company, LLC(7)	First lien senior secured loan	S+	4.50%		12/2028	27,347	26,478	26,253
PetVet Care Centers, LLC(6)	First lien senior secured loan	S+	6.00%		11/2030	239,928	237,877	226,732
Phantom Purchaser, Inc.(7)	First lien senior secured loan	S+	5.00%		9/2031	89,196	88,356	88,973
Physician Partners, LLC(7)	First lien senior secured loan	S+	6.00%		12/2029	177,659	167,966	168,776
Physician Partners, LLC(7)	First lien senior secured loan	S+	4.00%		12/2029	17,766	10,921	10,660
Physician Partners, LLC(7)	First lien senior secured loan	S+	5.50%		12/2029	81,327	53,553	52,456
Plasma Buyer LLC (dba PathGroup)(7)	First lien senior secured loan	S+	5.75%		5/2029	107,379	105,944	105,500
Plasma Buyer LLC (dba PathGroup)(7)	First lien senior secured delayed draw term loan	S+	6.25%		5/2029	4,057	3,996	3,986
Plasma Buyer LLC (dba PathGroup)(7)(18)	First lien senior secured revolving loan	S+	5.75%		5/2028	10,116	9,989	9,903
PPV Intermediate Holdings, LLC(7)	First lien senior secured loan	S+	5.75%		8/2029	162,171	159,876	162,171
PPV Intermediate Holdings, LLC(7)	First lien senior secured delayed draw term loan	S+	6.00%		8/2029	10,022	9,941	10,022
Premise Health Holding Corp.(7)	First lien senior secured loan	S+	5.50%		3/2031	69,953	69,023	69,778
Quva Pharma, Inc.(8)	First lien senior secured loan	S+	5.50%		4/2028	5,890	5,797	5,860
Quva Pharma, Inc.(7)	First lien senior secured loan	S+	5.50%		4/2026	909	893	905
Quva Pharma, Inc.(8)	First lien senior secured revolving loan	S+	5.50%		4/2026	455	452	452
SimonMed, Inc.(7)(18)	First lien senior secured loan	S+	4.75%		2/2032	245,118	243,795	243,779
Soleo Holdings, Inc.(7)	First lien senior secured loan	S+	4.75%		2/2032	112,324	111,772	111,762
Soliant Lower Intermediate, LLC (dba Soliant)(8)(21)	First lien senior secured loan	S+	3.75%		7/2031	66,833	64,242	65,416
TC Holdings, LLC (dba TrialCard)(7)	First lien senior secured loan	S+	5.00%		4/2027	209,154	208,432	209,154
Tivity Health, Inc.(6)	First lien senior secured loan	S+	5.00%		6/2029	74,829	74,829	74,829
Unified Women's Healthcare, LP(7)	First lien senior secured loan	S+	5.25%		6/2029	81,825	81,411	81,825
Unified Women's Healthcare, LP(7)	First lien senior secured loan	S+	5.50%		6/2029	68,200	67,767	68,200
Unified Women's Healthcare, LP(6)	First lien senior secured delayed draw term loan	S+	5.25%		6/2029	71,624	71,162	71,624

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest			Maturity Date	Par / Units		Amortized Cost(4)(24)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Unified Women's Healthcare, LP(6)(18)	First lien senior secured delayed draw term loan	S+	5.00%		6/2029		20,249	19,992	19,973
Vermont Aus Pty Ltd(14)(22)	First lien senior secured AUD term loan	B+	5.75%		3/2028	A$	70,532	47,868	43,732
WCG Intermediate Corp. (f/k/a Da Vinci Purchaser Corp.) (dba WCG)(6)(21)	First lien senior secured loan	S+	3.00%		2/2032		30,000	29,870	29,664
								3,852,175	3,845,267	23.6%
Healthcare technology
Athenahealth Group Inc.(6)(21)	First lien senior secured loan	S+	3.00%		2/2029		26,059	26,059	25,692
BCPE Osprey Buyer, Inc. (dba PartsSource)(7)	First lien senior secured loan	S+	5.75%		8/2028		52,545	52,074	51,888
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(18)	First lien senior secured delayed draw term loan	S+	5.75%		8/2028		10,916	10,628	10,725
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(18)	First lien senior secured revolving loan	S+	5.75%		8/2026		4,293	4,272	4,235
Bracket Intermediate Holding Corp.(7)(21)	First lien senior secured loan	S+	4.25%		5/2028		49,128	49,128	49,251
Color Intermediate, LLC (dba ClaimsXten)(7)	First lien senior secured loan	S+	4.75%		10/2029		9,050	9,050	9,050
Cotiviti, Inc.(6)	First lien senior secured loan	S+	2.75%		5/2031		39,900	39,388	39,002
Cotiviti, Inc.(6)(21)	First lien senior secured loan	S+	2.75%		3/2032		5,000	4,913	4,881
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(6)	First lien senior secured loan	S+	5.00%		8/2031		349,962	348,075	349,962
Ensemble RCM, LLC(7)(21)	First lien senior secured loan	S+	3.00%		8/2029		12,387	12,311	12,366
GI Ranger Intermediate, LLC (dba Rectangle Health)(7)	First lien senior secured loan	S+	5.75%		10/2028		20,343	20,107	19,936
GI Ranger Intermediate, LLC (dba Rectangle Health)(6)	First lien senior secured loan	S+	5.75%		10/2028		4,174	4,126	4,090
Imprivata, Inc.(7)(21)	First lien senior secured loan	S+	3.50%		12/2027		10,319	10,319	10,304
Indikami Bidco, LLC (dba IntegriChain)(6)	First lien senior secured loan	S+	4.00%	2.50%	12/2030		48,173	47,249	47,692
Indikami Bidco, LLC (dba IntegriChain)(6)(18)	First lien senior secured delayed draw term loan	S+	6.00%		12/2030		751	695	743
Indikami Bidco, LLC (dba IntegriChain)(6)(18)	First lien senior secured revolving loan	S+	6.00%		6/2030		2,628	2,543	2,581
Inovalon Holdings, Inc.(7)	First lien senior secured loan	S+	5.75%		11/2028		92,721	91,403	92,721
Inovalon Holdings, Inc.(7)	Second lien senior secured loan	S+		10.76%	11/2033		60,094	59,442	60,094
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(7)(22)	First lien senior secured loan	S+	6.50%		8/2026		31,446	31,315	30,661
Interoperability Bidco, Inc. (dba Lyniate)(7)(18)	First lien senior secured loan	S+	5.75%		3/2028		78,481	78,254	76,819
PointClickCare Technologies, Inc.(7)(21)(22)	First lien senior secured loan	S+	3.25%		11/2031		51,870	51,740	51,709
Project Ruby Ultimate Parent Corp. (dba Wellsky)(6)(21)	First lien senior secured loan	S+	3.00%		3/2028		73,254	73,254	72,961
Raven Acquisition Holdings, LLC (dba R1 RCM)(6)(21)	First lien senior secured loan	S+	3.25%		11/2031		79,333	78,990	78,310
RL Datix Holdings (USA), Inc.(8)	First lien senior secured loan	S+	5.25%		4/2031		66,094	65,499	65,598
RL Datix Holdings (USA), Inc.(15)	First lien senior secured GBP term loan	SA+	5.25%		4/2031		£30,608	37,885	39,210
Salinger Bidco Inc. (dba Surgical Information Systems)(7)	First lien senior secured loan	S+	5.75%		8/2031		59,336	58,503	59,336
Southern Veterinary Partners, LLC(6)(21)	First lien senior secured loan	S+	3.25%		12/2031		40,000	39,855	39,864
Zelis Cost Management Buyer, Inc.(6)(21)	First lien senior secured loan	S+	2.75%		9/2029		4,950	4,930	4,914
Zelis Cost Management Buyer, Inc.(6)(21)	First lien senior secured loan	S+	3.25%		11/2031		99,750	99,275	99,411
								1,411,282	1,414,006	8.7%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Household products
Home Service TopCo IV, Inc.(7)	First lien senior secured loan	S+	4.50%		12/2027	35,832	35,832	35,832
Mario Midco Holdings, Inc. (dba Len the Plumber)(6)	Unsecured facility	S+		10.75%	4/2032	34,035	33,489	32,843
Mario Purchaser, LLC (dba Len the Plumber)(6)(18)	First lien senior secured loan	S+	5.75%		4/2029	116,347	114,611	112,725
Mario Purchaser, LLC (dba Len the Plumber)(6)(18)	First lien senior secured revolving loan	S+	5.75%		4/2028	2,947	2,865	2,726
SimpliSafe Holding Corporation(6)	First lien senior secured loan	S+	6.25%		5/2028	140,750	139,088	140,750
Southern Air & Heat Holdings, LLC(7)(18)	First lien senior secured loan	S+	4.75%		10/2027	1,117	1,107	1,117
Southern Air & Heat Holdings, LLC(7)(18)	First lien senior secured delayed draw term loan	S+	5.25%		10/2027	10,499	9,750	10,499
Southern Air & Heat Holdings, LLC(8)	First lien senior secured delayed draw term loan	S+	4.75%		10/2027	1,101	1,094	1,101
Walker Edison Furniture Company LLC(7)(18)(25)(31)	First lien senior secured loan	S+		6.75%	3/2027	6,572	5,428	1,119
							343,264	338,712	2.1%
Human resource support services
AQ Carver Buyer, Inc. (dba CoAdvantage)(8)(21)	First lien senior secured loan	S+	5.50%		8/2029	22,163	21,801	21,914
Cast & Crew Payroll, LLC(6)(20)(21)	First lien senior secured loan	S+	3.75%		12/2028	29,718	29,548	28,601
Cornerstone OnDemand, Inc.(6)(20)(21)	First lien senior secured loan	S+	3.75%		10/2028	19,400	19,345	16,758
Cornerstone OnDemand, Inc.(6)	Second lien senior secured loan	S+	6.50%		10/2029	44,583	44,144	37,561
IG Investments Holdings, LLC (dba Insight Global)(7)	First lien senior secured loan	S+	5.00%		9/2028	47,597	47,599	47,597
iSolved, Inc.(6)(21)	First lien senior secured loan	S+	3.25%		10/2030	19,757	19,757	19,751
UKG Inc. (dba Ultimate Software)(7)(21)	First lien senior secured loan	S+	3.00%		2/2031	28,608	28,595	28,533
							210,789	200,715	1.2%
Infrastructure and environmental services
AWP Group Holdings, Inc.(6)(18)	First lien senior secured loan	S+	4.75%		12/2030	43,068	43,069	42,591
Azuria Water Solutions, Inc. (f/k/a Aegion Corporation)(6)(20)(21)	First lien senior secured loan	S+	3.00%		5/2028	36,756	36,756	36,492
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)(7)(18)	First lien senior secured loan	S+	5.00%		1/2031	51,519	51,007	51,519
Geosyntec Consultants, Inc.(6)(21)	First lien senior secured loan	S+	3.75%		7/2031	4,988	4,963	4,975
GI Apple Midco LLC (dba Atlas Technical Consultants)(6)(18)	First lien senior secured loan	S+	6.75%		4/2030	82,649	81,405	81,822
GI Apple Midco LLC (dba Atlas Technical Consultants)(6)(18)	First lien senior secured revolving loan	S+	6.75%		4/2029	6,333	6,183	6,222
KENE Acquisition, Inc. (dba Entrust Solutions Group)(7)(18)	First lien senior secured loan	S+	5.25%		2/2031	17,535	17,171	17,299
Osmose Utilities Services, Inc.(6)(21)	First lien senior secured loan	S+	3.25%		6/2028	4,791	4,752	4,721
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(7)	First lien senior secured loan	S+	5.75%		3/2028	38,348	37,898	38,156
USIC Holdings, Inc.(7)(18)	First lien senior secured loan	S+	5.50%		9/2031	38,334	37,978	37,533
USIC Holdings, Inc.(7)(18)	First lien senior secured revolving loan	S+	5.25%		9/2031	2,621	2,577	2,524
Vessco Midco Holdings, LLC(6)(18)	First lien senior secured loan	S+	4.75%		7/2031	77,944	77,141	77,554
							400,900	401,408	2.5%
Insurance
Acrisure, LLC(17)(21)(22)	Unsecured notes	N/A	8.50%		6/2029	18,375	18,375	19,114
Acrisure, LLC(6)(21)	First lien senior secured loan	S+	3.00%		11/2030	59,038	59,038	58,566
Alera Group, Inc.(6)	First lien senior secured loan	S+	5.25%		10/2028	146,581	146,581	146,581
Alera Group, Inc.(6)	First lien senior secured delayed draw term loan	S+	5.75%		10/2028	45,581	45,256	45,581
AmeriLife Holdings LLC(8)(18)	First lien senior secured loan	S+	5.00%		8/2029	304,042	300,754	302,480
Ardonagh Midco 3 PLC(8)(21)(22)	First lien senior secured loan	S+	2.75%		2/2031	55,000	55,000	54,247
AssuredPartners, Inc.(6)(21)	First lien senior secured loan	S+	3.50%		2/2031	59,702	59,608	59,738

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Asurion, LLC(6)(21)	Second lien senior secured loan	S+	5.25%		1/2029	104,017	100,004	96,102
Asurion, LLC(6)(21)	Second lien senior secured loan	S+	5.25%		1/2028	42,700	40,675	40,321
Asurion, LLC(6)(21)	First lien senior secured loan	S+	3.25%		12/2026	20,000	20,000	19,960
Brightway Holdings, LLC(7)(18)	First lien senior secured loan	S+	5.75%		12/2027	21,080	20,928	21,080
Broadstreet Partners, Inc.(6)(21)	First lien senior secured loan	S+	3.00%		6/2031	13,566	13,566	13,437
Diamond Mezzanine 24 LLC (dba United Risk)(7)	First lien senior secured loan	S+	5.00%		10/2030	92,393	91,933	92,393
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(7)	First lien senior secured loan	S+	7.50%		3/2029	1,064	1,044	1,056
Evolution BuyerCo, Inc. (dba SIAA)(7)	First lien senior secured loan	S+	4.75%		4/2030	209,802	209,154	209,802
Galway Borrower LLC(7)(18)	First lien senior secured delayed draw term loan	S+	4.50%		9/2028	4,861	4,805	4,861
Hyperion Refinance S.à r.l (dba Howden Group)(6)(21)(22)	First lien senior secured loan	S+	3.00%		2/2031	61,066	61,066	60,565
IMA Financial Group, Inc.(6)(21)	First lien senior secured loan	S+	3.00%		11/2028	58,943	58,943	58,536
Integrated Specialty Coverages, LLC(7)	First lien senior secured loan	S+	4.75%		7/2030	101,160	100,762	101,160
Integrity Marketing Acquisition, LLC(7)	First lien senior secured loan	S+	5.00%		8/2028	352,442	350,841	352,442
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(6)	First lien senior secured loan	S+		10.60%	7/2030	17,185	17,065	17,185
KWOR Acquisition, Inc. (dba Alacrity Solutions)(7)	First lien senior secured loan	S+	1.00%	5.25%	2/2030	17,590	17,504	17,502
KWOR Intermediate I, Inc. (dba Alacrity Solutions)(7)	First lien senior secured loan	S+		8.00%	2/2030	5,783	5,726	5,725
Mitchell International, Inc.(6)(21)	First lien senior secured loan	S+	3.25%		6/2031	91,863	91,454	90,678
Mitchell International, Inc.(6)(21)	Second lien senior secured loan	S+	5.25%		6/2032	32,700	32,548	31,768
PCF Midco II, LLC (dba PCF Insurance Services)(17)	First lien senior secured loan	N/A		9.00%	10/2031	60,337	57,113	60,035
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(6)	First lien senior secured loan	S+	5.50%		11/2028	154,647	154,647	154,647
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(7)	First lien senior secured loan	S+	5.50%		11/2028	27,883	27,883	27,883
Simplicity Financial Marketing Group Holdings, Inc.(7)	First lien senior secured loan	S+	5.00%		12/2031	150,893	149,423	149,384
Simplicity Financial Marketing Group Holdings, Inc.(8)(18)	First lien senior secured delayed draw term loan	S+	5.00%		12/2031	6,438	6,212	6,205
Summit Acquisition Inc. (dba K2 Insurance Services)(6)	First lien senior secured loan	S+	3.75%		10/2031	20,000	19,905	20,000
Tempo Buyer Corp. (dba Global Claims Services)(7)	First lien senior secured loan	S+	4.75%		8/2028	35,337	34,938	35,337
THG Acquisition, LLC (dba Hilb)(6)(18)	First lien senior secured loan	S+	4.75%		10/2031	93,767	92,708	92,629
Truist Insurance Holdings, LLC(7)(18)	First lien senior secured revolving loan	S+	3.00%		5/2029	896	896	896
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(6)(18)	First lien senior secured loan	S+	5.00%		12/2029	37,400	37,169	37,400
							2,503,524	2,505,296	15.4%
Internet software and services
Activate Holdings (US) Corp. (dba Absolute Software)(7)(22)	First lien senior secured loan	S+	5.50%		7/2030	5,696	5,676	5,696
AI Titan Parent, Inc. (dba Prometheus Group)(6)	First lien senior secured loan	S+	4.75%		8/2031	33,962	33,645	33,623
AlphaSense, Inc.(7)	First lien senior secured loan	S+	6.25%		6/2029	3,533	3,502	3,507
Anaplan, Inc.(7)	First lien senior secured loan	S+	5.00%		6/2029	230,819	230,762	230,819
Appfire Technologies, LLC(7)	First lien senior secured loan	S+	5.00%		3/2028	13,955	13,891	13,955
Aptean Acquiror, Inc. (dba Aptean)(7)(18)	First lien senior secured loan	S+	5.25%		1/2031	89,867	89,078	89,867
Armstrong Bidco Limited(15)(22)	First lien senior secured GBP term loan	SA+	5.25%		6/2029	£40,434	48,917	51,928

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Artifact Bidco, Inc. (dba Avetta)(7)	First lien senior secured loan	S+	4.50%		7/2031	15,498	15,427	15,420
Avalara, Inc.(6)(21)	First lien senior secured loan	S+	3.25%		3/2032	62,500	62,188	62,206
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(6)	First lien senior secured loan	S+	6.50%		3/2031	17,955	17,718	17,820
Barracuda Networks, Inc.(7)(21)	First lien senior secured loan	S+	4.50%		8/2029	14,118	13,820	12,177
Barracuda Networks, Inc.(7)	Second lien senior secured loan	S+	7.00%		8/2030	93,250	91,102	70,637
Barracuda Parent, LLC(7)	First lien senior secured loan	S+	6.50%		8/2029	34,116	33,102	32,325
Bayshore Intermediate #2, L.P. (dba Boomi)(7)	First lien senior secured loan	S+	2.88%	3.38%	10/2028	214,589	214,554	214,589
BCTO BSI Buyer, Inc. (dba Buildertrend)(7)	First lien senior secured loan	S+	6.50%		12/2026	1,198	1,194	1,198
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(7)(18)	First lien senior secured loan	S+	5.50%		8/2027	10,194	10,080	9,924
Central Parent Inc. (dba CDK Global Inc.)(7)(21)	First lien senior secured loan	S+	3.25%		7/2029	9,283	9,283	7,944
CivicPlus, LLC(7)	First lien senior secured loan	S+	5.75%		8/2027	28,605	28,470	28,605
Cloud Software Group, Inc.(7)(21)	First lien senior secured loan	S+	3.75%		3/2031	79,812	79,812	78,958
Cloud Software Group, Inc.(7)(21)	First lien senior secured loan	S+	3.50%		3/2029	55,156	55,156	54,594
Clover Holdings 2, LLC (dba Cohesity)(7)(21)	First lien senior secured loan	S+	4.00%		12/2031	69,821	69,155	68,949
Coupa Holdings, LLC(7)	First lien senior secured loan	S+	5.25%		2/2030	24,161	24,161	24,161
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(8)	Unsecured notes	S+		12.00%	6/2034	20,135	19,821	20,135
Crewline Buyer, Inc. (dba New Relic)(6)	First lien senior secured loan	S+	6.75%		11/2030	171,701	169,484	169,984
Databricks, Inc.(6)	First lien senior secured loan	S+	4.50%		1/2031	73,469	73,114	73,102
Delta TopCo, Inc. (dba Infoblox, Inc.)(7)(21)	Second lien senior secured loan	S+	5.25%		11/2030	33,000	32,846	32,927
Diamond Insure Bidco (dba Acturis)(13)(22)	First lien senior secured EUR term loan	E+	4.25%		7/2031	€3,123	3,290	3,332
Diamond Insure Bidco (dba Acturis)(15)(22)	First lien senior secured GBP term loan	SA+	4.50%		7/2031	£10,210	12,672	13,013
E2open, LLC(6)(21)	First lien senior secured loan	S+	3.50%		2/2028	5,120	5,116	5,105
EET Buyer, Inc. (dba e-Emphasys)(7)	First lien senior secured loan	S+	4.75%		11/2027	40,068	39,733	40,068
Einstein Parent, Inc. (dba Smartsheet)(7)	First lien senior secured loan	S+	6.50%		1/2031	76,841	76,032	76,073
Entrata, Inc.(6)	First lien senior secured loan	S+	5.75%		7/2030	4,431	4,377	4,431
Forescout Technologies, Inc.(7)	First lien senior secured loan	S+	5.00%		5/2031	9,213	9,171	9,167
Granicus, Inc.(7)	First lien senior secured loan	S+	3.50%	2.25%	1/2031	33,237	32,955	33,237
Granicus, Inc.(7)	First lien senior secured delayed draw term loan	S+	3.00%	2.25%	1/2031	4,924	4,881	4,887
GS Acquisitionco, Inc. (dba insightsoftware)(7)(18)	First lien senior secured loan	S+	5.25%		5/2028	9,516	9,499	9,419
Hyland Software, Inc.(6)	First lien senior secured loan	S+	5.00%		9/2030	145,395	145,395	145,395
Icefall Parent, Inc. (dba EngageSmart)(7)	First lien senior secured loan	S+	6.50%		1/2030	28,869	28,380	28,869
Javelin Buyer, Inc. (dba JAGGAER)(7)(21)	First lien senior secured loan	S+	3.25%		10/2031	15,000	14,964	14,915
JS Parent, Inc. (dba Jama Software)(7)	First lien senior secured loan	S+	5.00%		4/2031	907	903	907
Litera Bidco LLC(6)(18)	First lien senior secured loan	S+	5.00%		5/2028	42,846	42,671	42,739
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(6)(22)	First lien senior secured loan	S+	5.00%		7/2028	167,675	167,503	167,675
Ministry Brands Holdings, LLC(6)	First lien senior secured loan	S+	5.50%		12/2028	52,801	52,169	52,405
Mitnick Corporate Purchaser, Inc.(7)(18)(20)	First lien senior secured revolving loan	S+	3.00%		5/2027	1,125	1,130	(328)
Oranje Holdco, Inc. (dba KnowBe4)(7)	First lien senior secured loan	S+	7.75%		2/2029	81,182	80,306	81,182
Oranje Holdco, Inc. (dba KnowBe4)(7)	First lien senior secured loan	S+	7.25%		2/2029	34,017	33,730	33,762
PDI TA Holdings, Inc.(7)(18)	First lien senior secured loan	S+	5.50%		2/2031	73,227	72,227	72,437
Perforce Software, Inc.(6)(21)	First lien senior secured loan	S+	4.75%		3/2031	4,963	4,940	4,634
Perforce Software, Inc.(6)(21)	First lien senior secured loan	S+	4.75%		6/2029	14,626	14,417	13,916

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Project Alpha Intermediate Holding, Inc. (dba Qlik)(7)(21)	First lien senior secured loan	S+	3.25%		10/2030	24,626	24,568	24,555
Proofpoint, Inc.(6)(21)	First lien senior secured loan	S+	3.00%		8/2028	54,068	54,004	53,846
QAD, Inc.(6)	First lien senior secured loan	S+	4.75%		11/2027	46,168	46,168	46,053
Starlight Parent, LLC (dba SolarWinds)(6)(21)	First lien senior secured loan	S+	4.00%		3/2032	32,500	31,525	31,506
Sophos Holdings, LLC(6)(21)(22)	First lien senior secured loan	S+	3.50%		3/2027	19,670	19,642	19,656
Securonix, Inc.(7)	First lien senior secured loan	S+	4.00%	3.75%	4/2028	29,945	29,774	25,978
Securonix, Inc.(7)(18)	First lien senior secured revolving loan	S+	7.00%		4/2028	120	93	(587)
Sedgwick Claims Management Services, Inc.(7)(21)	First lien senior secured loan	S+	3.00%		7/2031	74,751	74,513	74,474
Sitecore Holding III A/S(12)	First lien senior secured EUR term loan	E+	3.50%	4.25%	3/2029	€25,369	26,611	27,404
Sitecore Holding III A/S(7)	First lien senior secured loan	S+	3.50%	4.25%	3/2029	4,362	4,338	4,362
Sitecore USA, Inc.(7)	First lien senior secured loan	S+	3.50%	4.25%	3/2029	26,299	26,154	26,299
Storable, Inc.(6)(21)	First lien senior secured loan	S+	3.25%		4/2031	64,476	64,399	64,050
Spaceship Purchaser, Inc. (dba Squarespace)(7)	First lien senior secured loan	S+	5.00%		10/2031	125,702	125,104	125,702
Tricentis Operations Holdings, Inc.(7)	First lien senior secured loan	S+	1.38%	4.88%	2/2032	50,274	49,779	49,771
Thunder Purchaser, Inc. (dba Vector Solutions)(7)(18)	First lien senior secured loan	S+	5.25%		6/2028	44,664	44,443	44,664
VIRTUSA CORPORATION(6)(21)	First lien senior secured loan	S+	3.25%		2/2029	29,602	29,622	29,519
When I Work, Inc.(7)	First lien senior secured loan	S+	5.50%		11/2027	26,891	26,781	25,950
Zendesk, Inc.(7)	First lien senior secured loan	S+	4.99%		11/2028	144,683	142,979	144,683
							3,122,916	3,100,175	19.1%
Leisure and entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(7)(22)	First lien senior secured loan	S+	5.25%		7/2031	341,349	337,278	341,349
Cirque du Soleil Canada, Inc.(7)(20)(21)(22)	First lien senior secured loan	S+	3.75%		3/2030	41,962	41,868	41,673
Pretzel Parent, Inc.(6)(21)	First lien senior secured loan	S+	4.50%		8/2031	37,500	36,974	37,455
Troon Golf, L.L.C.(7)(18)	First lien senior secured loan	S+	4.50%		8/2028	381,696	381,454	381,696
							797,574	802,173	4.9%
Manufacturing
ACR Group Borrower, LLC(7)(18)	First lien senior secured loan	S+	4.75%		3/2028	1,891	1,876	1,886
ACR Group Borrower, LLC(7)	First lien senior secured loan	S+	4.25%		3/2028	3,970	3,942	3,921
ACR Group Borrower, LLC(7)	First lien senior secured loan	S+	5.75%		3/2028	853	846	853
ACR Group Borrower, LLC(6)(18)	First lien senior secured revolving loan	S+	4.25%		3/2026	25	22	14
Chariot Buyer LLC (dba Chamberlain Group)(6)(21)	First lien senior secured loan	S+	3.25%		11/2028	28,840	28,865	28,546
CPM Holdings, Inc.(6)(20)(21)	First lien senior secured loan	S+	4.50%		9/2028	39,400	38,577	38,667
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(20)	Second lien senior secured loan	S+	6.50%		5/2029	37,181	37,069	37,181
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(20)	Second lien senior secured loan	S+	6.00%		5/2029	19,160	19,128	19,016
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(21)	First lien senior secured loan	S+	3.75%		5/2028	9,065	8,912	9,060
Faraday Buyer, LLC (dba MacLean Power Systems)(7)	First lien senior secured loan	S+	6.00%		10/2028	134,587	132,521	133,241
Filtration Group Corporation(6)(21)	First lien senior secured loan	S+	3.00%		10/2028	25,385	25,385	25,337
FR Flow Control CB LLC (dba Trillium Flow Technologies)(7)(22)	First lien senior secured loan	S+	5.25%		12/2029	141,180	140,169	140,121
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)(21)	First lien senior secured loan	S+	4.00%		1/2032	148,000	147,260	142,080
Helix Acquisition Holdings, Inc. (dba MW Industries)(6)	First lien senior secured loan	S+	7.00%		3/2030	61,484	60,022	61,023
Ideal Tridon Holdings, Inc.(7)	First lien senior secured loan	S+	6.75%		4/2028	89,866	88,060	89,866
MADISON IAQ LLC(6)	First lien senior secured loan	S+	3.25%		3/2032	40,000	39,600	39,600

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
MHE Intermediate Holdings, LLC (dba OnPoint Group)(7)(18)	First lien senior secured loan	S+	6.00%		7/2027	61,315	61,028	60,998
MHE Intermediate Holdings, LLC (dba OnPoint Group)(7)	First lien senior secured loan	S+	6.25%		7/2027	4,620	4,571	4,608
Pro Mach Group, Inc.(6)(21)	First lien senior secured loan	S+	2.75%		8/2028	68,777	68,777	68,550
Sonny's Enterprises, LLC(7)(18)	First lien senior secured loan	S+	5.50%		8/2028	166,057	164,297	165,227
Sonny's Enterprises, LLC(7)(18)	First lien senior secured revolving loan	S+	5.50%		8/2027	15,023	14,815	14,893
							1,085,742	1,084,688	6.7%
Pharmaceuticals
Opal US LLC(6)(22)	First lien senior secured loan	S+	3.50%		3/2032	42,500	42,288	42,288
Puma Buyer, LLC (dba PANTHERx)(7)	First lien senior secured loan	S+	4.50%		3/2032	130,344	129,368	129,367
							171,656	171,655	1.1%
Professional services
AmSpec Parent, LLC(7)(21)	First lien senior secured loan	S+	4.25%		12/2031	34,667	34,499	34,601
Apex Group Treasury LLC(7)(21)(22)	First lien senior secured loan	S+	3.50%		2/2032	123,250	122,945	122,708
Certinia Inc.(7)	First lien senior secured loan	S+	5.25%		8/2030	44,118	43,538	44,118
Element Materials Technology(7)(21)(22)	First lien senior secured loan	S+	3.75%		6/2029	27,319	27,319	27,226
EP Purchaser, LLC (dba Entertainment Partners)(7)(21)	First lien senior secured loan	S+	4.50%		11/2028	29,475	28,758	29,498
Essential Services Holding Corporation (dba Turnpoint)(7)(18)	First lien senior secured revolving loan	S+	5.00%		6/2030	697	659	653
Essential Services Holding Corporation (dba Turnpoint)(7)	First lien senior secured loan	S+	5.00%		6/2031	35,548	35,222	35,193
Gerson Lehrman Group, Inc.(7)	First lien senior secured loan	S+	5.00%		12/2027	166,014	164,937	166,014
Guidehouse Inc.(6)	First lien senior secured loan	S+	3.00%	2.00%	12/2030	107,674	107,674	107,674
Paris US Holdco, Inc. (dba Precinmac)(6)	First lien senior secured loan	S+	5.00%		12/2031	69,995	69,321	69,295
Paris US Holdco, Inc. (dba Precinmac)(16)(18)	First lien senior secured revolving loan	P+	4.00%		12/2031	90	4	—
Relativity ODA LLC(6)	First lien senior secured loan	S+	4.49%		5/2029	32,738	32,620	32,656
Sensor Technology Topco, Inc. (dba Humanetics)(7)(18)	First lien senior secured loan	S+	7.00%		5/2028	239,144	238,428	239,144
Sensor Technology Topco, Inc. (dba Humanetics)(12)(18)	First lien senior secured EUR term loan	E+	7.25%		5/2028	€43,242	46,826	46,710
Sensor Technology Topco, Inc. (dba Humanetics)(6)(18)	First lien senior secured revolving loan	S+	6.50%		5/2028	10,114	10,057	10,114
Sovos Compliance, LLC(6)(21)	First lien senior secured loan	S+	4.00%		8/2029	48,633	48,662	48,376
Thevelia (US) LLC (dba Tricor)(7)(21)(22)	First lien senior secured loan	S+	3.00%		6/2029	21,019	21,019	20,941
Vensure Employer Services, Inc.(7)	First lien senior secured loan	S+	5.00%		9/2031	166,664	165,101	164,998
Vensure Employer Services, Inc.(7)(18)	First lien senior secured delayed draw term loan	S+	4.50%		9/2031	452	285	282
Vistage International, Inc.(7)(21)	First lien senior secured loan	S+	3.75%		7/2029	29,765	29,765	29,690
							1,227,639	1,229,891	7.6%
Specialty retail
Galls, LLC(7)(18)	First lien senior secured loan	S+	5.00%	1.50%	3/2030	130,018	128,155	130,018
Galls, LLC(7)(18)	First lien senior secured revolving loan	S+	6.00%		3/2030	3,139	2,945	3,139
Ideal Image Development, LLC(7)(18)	First lien senior secured loan	S+		6.50%	2/2029	3,281	3,263	3,195
Ideal Image Development, LLC(7)(18)	First lien senior secured revolving loan	S+	6.00%		2/2029	953	953	953
Milan Laser Holdings LLC(7)	First lien senior secured loan	S+	5.00%		4/2027	19,958	19,878	19,858
Notorious Topco, LLC (dba Beauty Industry Group)(7)	First lien senior secured loan	S+	4.75%	2.50%	11/2027	230,859	229,046	191,613
Notorious Topco, LLC (dba Beauty Industry Group)(7)(18)	First lien senior secured revolving loan	S+	4.75%	2.50%	5/2027	1,408	1,378	511
The Shade Store, LLC(7)	First lien senior secured loan	S+	6.00%		10/2029	104,900	102,897	99,393

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
The Shade Store, LLC(7)	First lien senior secured loan	S+	7.00%		10/2029	13,829	13,655	13,380
The Shade Store, LLC(7)(18)	First lien senior secured revolving loan	S+	6.00%		10/2028	2,463	2,313	1,896
							504,483	463,956	2.9%
Telecommunications
CCI BUYER, INC. (dba Consumer Cellular)(7)(20)(21)	First lien senior secured loan	S+	4.00%		12/2027	39,486	39,248	39,474
EOS Finco S.A.R.L(7)(21)(22)(25)(31)	First lien senior secured loan	S+	6.00%		10/2029	81,541	69,832	33,840
Level 3 Financing, Inc.(6)(21)(22)	First lien senior secured loan	S+	4.25%		3/2032	130,000	128,050	128,258
Park Place Technologies, LLC(7)	First lien senior secured loan	S+	5.25%		3/2031	85,745	84,980	85,316
Park Place Technologies, LLC(6)(18)	First lien senior secured delayed draw term loan	S+	5.25%		3/2031	6,930	6,838	6,895
Park Place Technologies, LLC(6)(18)	First lien senior secured revolving loan	S+	5.25%		3/2030	2,361	2,277	2,310
PPT Holdings III, LLC (dba Park Place Technologies)(17)	First lien senior secured loan	N/A		12.75%	3/2034	31,295	30,645	31,139
							361,870	327,232	2.0%
Transportation
Lightbeam Bidco, Inc. (dba Lazer Spot)(7)(18)	First lien senior secured loan	S+	5.00%		5/2030	138,903	138,911	138,903
Lightbeam Bidco, Inc. (dba Lazer Spot)(7)(18)	First lien senior secured revolving loan	S+	5.00%		5/2029	3,116	3,036	3,116
Motus Group, LLC(7)(21)	First lien senior secured loan	S+	3.75%		12/2028	32,359	32,359	32,159
							174,306	174,178	1.1%
Total non-controlled/non-affiliated debt investments							$27,943,787	$27,828,744	171.0%
Total non-controlled/non-affiliated misc. debt commitments(18)(33)(Note 7)							$(16,619)	$(12,008)	(0.1)%
Total non-controlled/non-affiliated portfolio company debt investments							$27,927,168	$27,816,736	171.0%

Equity Investments
Asset based lending and fund finance
Amergin Asset Management, LLC(23)(25)	Class A Units	N/A			N/A	50,000,000	$1	$1,816
							1	1,816	—%
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(22)(23)(25)(32)	LP Interest	N/A			N/A	36,993	35,967	41,607
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(17)(23)	Series A Convertible Preferred Stock	N/A		7.00%	N/A	10,769	13,912	14,126
							49,879	55,733	0.3%
Buildings and real estate
Dodge Construction Network Holdings, L.P.(23)(25)	Class A-2 Common Units	N/A			N/A	143,963	123	20
Dodge Construction Network Holdings, L.P.(7)(23)	Series A Preferred Units	S+	8.25%		N/A	—	3	2
							126	22	—%
Business services
Denali Holding, LP (dba Summit Companies)(23)(25)	Class A Units	N/A			N/A	686,513	7,077	12,122
Hercules Buyer, LLC (dba The Vincit Group)(23)(25)(27)	Common Units	N/A			N/A	10,000	12	12
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(8)(23)	Perpetual Preferred Stock	S+		11.00%	N/A	33,768	46,323	46,828
							53,412	58,962	0.4%
Consumer products
ASP Conair Holdings LP(23)(25)	Class A Units	N/A			N/A	9,286	929	1,069
							929	1,069	—%
Containers and packaging
TCB Holdings I LLC (dba TricorBraun)(17)(23)	Class A Preferred Units	N/A	14.00%		N/A	87,500	84,879	84,875
							84,879	84,875	0.5%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Financial services
Vestwell Holdings, Inc.(23)(25)	Series D Preferred Stock	N/A			N/A	50,726	1,007	1,000
							1,007	1,000	—%
Food and beverage
Hissho Sushi Holdings, LLC(23)(25)	Class A Units	N/A			N/A	941,780	7,536	12,497
							7,536	12,497	0.1%
Healthcare equipment and services
KPCI Holdings, L.P.(23)(25)	Class A Units	N/A			N/A	1,781	2,313	5,050
Maia Aggregator, LP(23)(25)	Class A-2 Units	N/A			N/A	12,921,348	12,921	11,687
Patriot Holdings SCSp (dba Corza Health, Inc.)(17)(22)(23)	Class A Units	N/A		8.00%	N/A	1,251	1,577	1,569
Patriot Holdings SCSp (dba Corza Health, Inc.)(22)(23)(25)	Class B Units	N/A			N/A	17,221	180	68
Rhea Acquisition Holdings, LP(23)(25)	Series A-2 Units	N/A			N/A	11,964,286	11,964	14,493
							28,955	32,867	0.2%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(23)(25)	Class A Interests	N/A			N/A	3,520	3,520	3,220
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(23)(25)	Class A Interest	N/A			N/A	1,205	12,048	14,700
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(23)(25)	Common Equity	N/A			N/A	1,329	3,500	3,500
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(17)(23)	Series A Preferred Stock	N/A		15.00%	N/A	27,355	32,435	30,158
XOMA Corporation(23)(25)	Warrants	N/A			N/A	54,000	369	381
							51,872	51,959	0.3%
Healthcare technology
BEHP Co-Investor II, L.P.(22)(23)(25)	LP Interest	N/A			N/A	1,269,969	1,042	1,297
Minerva Holdco, Inc.(17)(23)	Senior A Preferred Stock	N/A		10.75%	N/A	100,000	138,560	135,419
Orange Blossom Parent, Inc.(23)(25)	Common Units	N/A			N/A	16,667	1,667	1,664
WP Irving Co-Invest, L.P.(22)(23)(25)	Partnership Units	N/A			N/A	1,250,000	948	1,276
							142,217	139,656	0.9%
Household products
Walker Edison Holdco LLC(23)(25)	Common Units	N/A			N/A	29,167	2,818	—
							2,818	—	—%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(17)(23)	Series A Preferred Stock	N/A		10.50%	N/A	12,750	17,507	14,043
							17,507	14,043	0.1%
Insurance
Accelerate Topco Holdings, LLC(23)(25)	Common Units	N/A			N/A	91,805	2,535	4,379
Evolution Parent, LP (dba SIAA)(23)(25)	LP Interest	N/A			N/A	2,703	270	333
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(23)(25)	LP Interest	N/A			N/A	42,053	427	420
Hockey Parent Holdings, L.P.(23)(25)	Class A Common Units	N/A			N/A	25,000	25,000	27,932
KWOR Intermediate I, Inc. (dba Alacrity Solutions)(23)(25)	Class A-1 Common Stock	N/A			N/A	3,605	1,726	1,726
KWOR Intermediate I, Inc. (dba Alacrity Solutions)(7)(23)	Preferred Stock	S+		8.00%	N/A	3,856	3,857	3,856
PCF Holdco, LLC (dba PCF Insurance Services)(23)(25)	Class A Units	N/A			N/A	6,047,390	15,336	26,338
PCF Holdco, LLC (dba PCF Insurance Services)(23)(25)	Warrants	N/A			N/A	1,503,286	5,129	4,283
PCF Holdco, LLC (dba PCF Insurance Services)(17)(23)	Preferred equity	N/A		15.00%	N/A	25,866	18,902	25,413
							73,182	94,680	0.6%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK
Internet software and services
AlphaSense, LLC(23)(25)	Series E Preferred Shares	N/A			N/A	16,929	765	800
BCTO WIW Holdings, Inc. (dba When I Work)(23)(25)	Class A Common Stock	N/A			N/A	57,000	5,700	2,948
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(23)(25)	Common Units	N/A			N/A	1,729,439	1,729	2,596
Chrome Investors LP(18)(22)(23)(25)	LP Interest	N/A			N/A	7,339	7,341	7,339
Elliott Alto Co-Investor Aggregator L.P.(22)(23)(25)	LP Interest	N/A			N/A	6,530	6,572	10,752
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(22)(23)(25)	LP Interest	N/A			N/A	989	989	1,239
Bird Holding B.V. (fka MessageBird Holding B.V.)(22)(23)(25)	Extended Series C Warrants	N/A			N/A	7,980	49	12
Project Alpine Co-Invest Fund, LP(22)(23)(25)	LP Interest	N/A			N/A	17,000	17,012	22,325
Project Hotel California Co-Invest Fund, L.P.(21)(22)(23)(25)	LP Interest	N/A			N/A	3,522	3,507	4,874
Thunder Topco L.P. (dba Vector Solutions)(23)(25)	Common Units	N/A			N/A	712,884	713	848
WMC Bidco, Inc. (dba West Monroe)(17)(23)	Senior Preferred Stock	N/A		11.25%	N/A	33,385	48,349	48,032
Zoro TopCo, Inc.(7)(23)	Series A Preferred Equity	S+		9.50%	N/A	16,562	21,735	22,236
Zoro TopCo, L.P.(23)(25)	Class A Common Units	N/A			N/A	1,380,129	13,801	15,491
							128,262	139,492	0.9%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(23)(25)	LP Interest	N/A			N/A	1,000	100	155
							100	155	—%
Specialty retail
Ideal Topco, L.P.(23)(25)	Class A-2 Common Units	N/A			N/A	3,109,756	—	—
Ideal Topco, L.P.(23)(25)	Class A-1 Preferred Units	N/A			N/A	5,304,878	5,305	4,615
							5,305	4,615	—%
Total non-controlled/non-affiliated portfolio company equity investments							$647,987	$693,441	4.3%
Total non-controlled/non-affiliated portfolio company investments							$28,575,155	$28,510,177	175.2%

Non-controlled/affiliated portfolio company investments
Debt Investments(5)
Education
Pluralsight, LLC(7)(29)	First lien senior secured loan	S+		7.50%	8/2029	1,267,000	$1,267	$1,267
Pluralsight, LLC(7)(29)	First lien senior secured loan	S+	3.00%	1.50%	8/2029	1,200,000	1,200	1,200
							2,467	2,467	—%
Total non-controlled/affiliated portfolio company debt investments							$2,467	$2,467	—%

Equity Investments
Education
Paradigmatic Holdco LLC (dba Pluralsight)(23)(25)(29)	Common stock	N/A			N/A	396,827	$1,053	$1,053
							1,053	1,053	—%
Pharmaceuticals
LSI Financing 1 DAC(22)(23)(25)(29)	Preferred equity	N/A			N/A	4,778	4,828	4,690
							4,828	4,690	—%
Total non-controlled/affiliated portfolio company equity investments							$5,881	$5,743	—%
Total non-controlled/affiliated portfolio company investments							$8,348	$8,210	0.1%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK

Controlled/affiliated portfolio company investments
Debt Investments(5)
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(17)(22)(30)	First lien senior secured loan	N/A		12.00%	7/2030	47,354	$47,354	$47,354
AAM Series 2.1 Aviation Feeder, LLC(17)(22)(30)	First lien senior secured loan	N/A		12.00%	11/2030	56,908	56,908	56,908
							104,262	104,262	0.6%
Total controlled/affiliated portfolio company debt investments							$104,262	$104,262	0.6%

Equity Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(18)(22)(23)(25)(30)	LLC Interest	N/A			N/A	26,517	$26,557	$35,099
AAM Series 2.1 Aviation Feeder, LLC(18)(22)(23)(25)(30)	LLC Interest	N/A			N/A	24,663	24,704	34,874
							51,261	69,973	0.4%
Insurance
Fifth Season Investments LLC(23)(26)(30)	Class A Units	N/A			N/A	28	223,403	245,283
							223,403	245,283	1.5%
Joint ventures
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(22)(23)(30)(32)	LLC Interest	N/A			N/A	314,800	314,808	292,255
Blue Owl Credit SLF LLC(22)(23)(30)(32)	LLC Interest	N/A			N/A	5,500	5,502	5,327
							320,310	297,582	1.8%
Pharmaceuticals
LSI Financing LLC(18)(22)(23)(30)(32)	Common Equity	N/A			N/A	216,313	216,313	224,922
							216,313	224,922	1.4%
Total controlled/affiliated portfolio company equity investments							$811,287	$837,760	5.1%
Total controlled/affiliated portfolio company investments							$915,549	$942,022	5.8%
Total Investments							$29,499,052	$29,460,409	181.1%

	Interest Rate Swaps as of March 31, 2025
	Company Receives	Company Pays(c)	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)	Hedged Instrument	Footnote Reference
Interest rate swap(a)(b)	7.75%	S + 3.84%	9/16/2027	$600,000	$4,739	$—	$5,442	September 2027 Notes	Note 5
Cross-currency swap(a)(b)(e)	6.50%	S + 2.67%	10/23/2027	251,031	(17,246)	—	3,389	AUD 2027 Notes	Note 5
Interest rate swap(b)(d)	6.50%	B + 2.72%	10/23/2027	44,719	114	—	161	AUD 2027 Notes	Note 5
Interest rate swap(a)(b)	7.95%	S + 3.79%	5/13/2028	650,000	7,892	—	7,390	June 2028 Notes	Note 5
Interest rate swap(a)(b)	7.75%	S + 3.65%	1/15/2029	550,000	6,581	—	6,980	January 2029 Notes	Note 5
Interest rate swap(a)(b)	6.60%	S + 2.39%	8/15/2029	900,000	18,632	—	14,887	September 2029 Notes	Note 5
Interest rate swap(a)(b)	5.80%	S + 2.62%	2/15/2030	1,000,000	(24,315)	—	20,204	March 2030 Notes	Note 5
Interest rate swap(a)(b)	6.65%	S + 2.90%	1/15/2031	750,000	648	—	14,887	March 2031 Notes	Note 5
Total				$4,745,750	$(2,955)	$—	$73,340
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
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

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
(6)The interest rate on these investments is subject to 1 month SOFR, which as of March 31, 2025 was 4.32%.
(7)The interest rate on these investments is subject to 3 month SOFR, which as of March 31, 2025 was 4.29%.
(8)The interest rate on these investments is subject to 6 month SOFR, which as of March 31, 2025 was 4.19%.
(9)The interest rate on these investments is subject to 12 month SOFR, which as of March 31, 2025 was 4.01%.
(10)The interest rate on these investments is subject to 3 month CORRA, which as of March 31, 2025 was 2.66%.
(11)The interest rate on these investments is subject to 1 month EURIBOR, which as of March 31, 2025 was 2.36%.
(12)The interest rate on these investments is subject to 3 month EURIBOR, which as of March 31, 2025 was 2.34%.
(13)The interest rate on these investments is subject to 6 month EURIBOR, which as of March 31, 2025 was 2.34%.
(14)The interest rate on these investments is subject to 3 month BBSY, which as of March 31, 2025 was 4.13%.
(15)The interest rate on these investments is subject to SONIA, which as of March 31, 2025 was 4.46%.
(16)The interest rate on these investments is subject to Prime, which as of March 31, 2025 was 7.50%.
(17)Investment does not contain a variable rate structure.
(18)Position or portion thereof is a partially unfunded debt or equity commitment. See Note 7 “Commitments and Contingencies”.

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(33)
Non-controlled/non-affiliated - delayed draw debt commitments
ACR Group Borrower, LLC	First lien senior secured delayed draw term loan	5/2025	$731	$100	$—
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	—	108,341	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	9/2026	—	6,792	(34)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	716	(5)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	12/2025	—	707	(5)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	2/2027	—	34,240	(86)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	6/2026	15,700	16,715	—
AmSpec Parent, LLC	First lien senior secured delayed draw term loan	12/2027	—	5,333	—
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	12/2025	—	4,215	—
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	6/2026	—	2,688	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	1/2026	1,727	2,247	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	7/2025	—	40,254	—
Aramsco, Inc.	First lien senior secured delayed draw term loan	10/2025	—	4,678	(316)
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	1/2027	5,089	12,665	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	3,793	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	7,860	23,792	—
Baker Tilly Advisory Group, LP	First lien senior secured delayed draw term loan	6/2026	—	14,940	(37)

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(33)
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	11/2026	—	26,912	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	10/2025	4,557	21,926	—
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured delayed draw term loan	1/2026	—	11,083	—
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured delayed draw term loan	10/2025	1,107	4,049	—
Cambrex Corporation	First lien senior secured delayed draw term loan	3/2027	—	33,294	(166)
Capstone Acquisition Holdings, Inc.	First lien senior secured delayed draw term loan	8/2026	—	1,789	(2)
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured delayed draw term loan	1/2026	6,190	8,530	—
Chrysaor Bidco s.à r.l. (dba AlterDomus)	First lien senior secured delayed draw term loan	5/2026	—	689	—
Citrin Cooperman Advisors LLC	First lien senior secured delayed draw term loan	3/2027	—	1,061	(3)
Cohnreznick Advisory LLC	First lien senior secured delayed draw term loan	3/2027	—	8,459	—
Clydesdale Acquisition Holdings, Inc. (dba Novolex)	First lien senior secured delayed draw term loan	12/2025	86	2,320	—
CMG HoldCo, LLC (dba Crete United)	First lien senior secured delayed draw term loan	10/2026	—	10,141	(51)
CMG HoldCo, LLC (dba Crete United)	First lien senior secured delayed draw term loan	11/2025	14,384	10,916	—
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	2/2026	—	25,566	—
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	5/2026	—	23,639	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	8/2025	—	2,174	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	9/2025	—	7,612	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	6/2026	—	4,478	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2026	—	12,046	—
Databricks, Inc.	First lien senior secured delayed draw term loan	7/2026	—	16,531	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	6/2026	—	15,899	—
Diamond Mezzanine 24 LLC (dba United Risk)	First lien senior secured delayed draw term loan	10/2026	—	24,700	—
Dresser Utility Solutions, LLC	First lien senior secured delayed draw term loan	9/2025	—	7,537	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	1/2027	15,182	55,309	—
DuraServ LLC	First lien senior secured delayed draw term loan	3/2027	2,842	69,582	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	4/2026	—	8,523	—
EresearchTechnology, Inc. (dba Clario)	First lien senior secured delayed draw term loan	1/2027	1,666	31,659	—
EresearchTechnology, Inc. (dba Clario)	First lien senior secured delayed draw term loan	3/2026	—	29,326	(147)
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured delayed draw term loan	6/2026	—	6,970	(35)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	12/2025	—	26,059	—
Faraday Buyer, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	11/2025	—	14,307	—
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured delayed draw term loan	6/2026	—	28,307	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	8/2025	2,674	2,326	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	2/2026	840	410	—
Galls, LLC	First lien senior secured delayed draw term loan	3/2026	11,970	27,258	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	7/2026	2,812	46,920	—
Gehl Foods, LLC	First lien senior secured delayed draw term loan	12/2025	6,806	2,274	—
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured delayed draw term loan	4/2025	1,720	14,090	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	3/2026	72	254	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(33)
Home Service TopCo IV, Inc.	First lien senior secured delayed draw term loan	2/2027	—	2,799	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	7/2026	1,075	12,359	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	12/2025	751	5,819	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	53,446	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	6/2026	—	5,079	(102)
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	2/2027	—	6,577	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured delayed draw term loan	2/2026	775	6,695	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	11/2025	72	6,054	—
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured delayed draw term loan	2/2027	—	3,857	(19)
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured delayed draw term loan	9/2026	4,213	47,386	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured delayed draw term loan	5/2025	19,558	27,285	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	8,763	767	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	3,981	(10)
ManTech International Corporation	First lien senior secured delayed draw term loan	6/2025	—	2,164	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	5/2026	—	20,448	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	10/2025	2,653	24,114	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	5/2026	—	41,960	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2/2026	3,252	10,759	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	3/2027	—	23,316	(291)
Nelipak Holding Company	First lien senior secured delayed draw term loan	3/2027	—	11,787	(147)
OneOncology, LLC	First lien senior secured delayed draw term loan	10/2026	44,679	26,576	—
OneOncology, LLC	First lien senior secured delayed draw term loan	3/2027	—	121,354	(303)
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	4/2026	—	236,996	(1,778)
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured delayed draw term loan	12/2026	—	18,063	(90)
Park Place Technologies, LLC	First lien senior secured delayed draw term loan	9/2025	6,930	6,543	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured delayed draw term loan	8/2025	13,680	3,429	—
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	2/2026	—	6,584	(66)
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	11/2025	—	31,691	(1,426)
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	5/2026	64,313	95,287	—
Raven Acquisition Holdings, LLC (dba R1 RCM)	First lien senior secured delayed draw term loan	10/2026	—	5,667	(45)
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	14,908	—
Savor Acquisition, Inc. (dba Sauer Brands)	First lien senior secured delayed draw term loan	3/2027	—	7,759	(2)
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	5,742	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	9/2025	449	600	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	9/2025	2,046	2,732	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	1,836	25,370	—
SimonMed, Inc.	First lien senior secured delayed draw term loan	2/2027	5,745	40,288	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	6,438	33,800	—
Smarsh Inc.	First lien senior secured delayed draw term loan	1/2027	—	10,381	—
Smarsh Inc.	First lien senior secured delayed draw term loan	1/2027	—	9,966	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(33)
Soleo Holdings, Inc.	First lien senior secured delayed draw term loan	2/2027	—	15,932	(40)
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	6/2026	3,583	41,416	—
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	7/2025	10,499	20,889	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2026	—	7,482	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	17,957	—
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured delayed draw term loan	10/2026	—	37,550	—
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured delayed draw term loan	11/2026	—	37,652	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	10/2026	367	20,349	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	10/2026	20,523	6,858	—
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	9/2026	27,381	27,449	—
Tricentis Operations Holdings, Inc.	First lien senior secured delayed draw term loan	2/2027	—	10,055	(50)
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	10/2026	20,249	33,151	—
USIC Holdings, Inc.	First lien senior secured delayed draw term loan	9/2026	494	1,741	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured delayed draw term loan	8/2026	258	13,712	—
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	9/2026	452	32,826	—
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	7/2026	6,290	17,595	—
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	3/2027	174	244	—
Zendesk, Inc.	First lien senior secured delayed draw term loan	11/2025	—	35,425	—
Non-controlled/affiliated - delayed draw debt commitments
Pluralsight, LLC	First lien senior secured delayed draw term loan	8/2029	—	496	—
Non-controlled/non-affiliated - revolving debt commitments
ACR Group Borrower, LLC	First lien senior secured revolving loan	3/2026	25	850	—
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	7/2029	—	352	—
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	44,919	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	4,245	(42)
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	—	33,393	(167)
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	16,528	—
Appfire Technologies, LLC	First lien senior secured revolving loan	3/2028	—	1,633	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	—	8,497	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured revolving loan	1/2031	5,681	6,155	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	2,710	(14)
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	9/2028	—	8,187	—
Associations, Inc.	First lien senior secured revolving loan	7/2028	18,788	6,601	—
AWP Group Holdings, Inc.	First lien senior secured revolving loan	12/2030	1,161	4,644	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	1,995	(15)
Baker Tilly Advisory Group, LP	First lien senior secured revolving loan	6/2030	—	20,935	(209)
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	—	20,128	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	—	18,336	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2026	4,293	362	—
BCPE Pequod Buyer, Inc. (dba Envestnet)	First lien senior secured revolving loan	11/2029	—	16,634	(250)
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	12/2026	—	161	—
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured revolving loan	6/2029	2,217	4,433	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(33)
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	10/2029	—	4,179	—
Brightway Holdings, LLC	First lien senior secured revolving loan	12/2027	590	1,515	—
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	12/2028	2,531	2,531	—
Cambrex Corporation	First lien senior secured revolving loan	3/2032	—	29,133	(291)
Canadian Hospital Specialties Limited	First lien senior secured revolving loan	4/2027	254	158	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	8/2027	303	577	—
Certinia Inc.	First lien senior secured revolving loan	8/2030	—	4,412	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured revolving loan	1/2030	—	3,692	—
CivicPlus, LLC	First lien senior secured revolving loan	8/2027	—	2,244	—
CMG HoldCo, LLC (dba Crete United)	First lien senior secured revolving loan	5/2028	2,344	6,310	—
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	10/2029	—	14,183	—
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	—	1,664	—
CPM Holdings, Inc.	First lien senior secured revolving loan	6/2028	—	5,000	(93)
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	42,297	(211)
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured revolving loan	6/2029	—	2,239	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	17,226	(172)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	30,115	—
D4C Dental Brands, Inc.	First lien senior secured revolving loan	11/2029	—	13,102	(131)
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	6/2031	—	15,899	(79)
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	9/2027	—	9,963	(25)
Diamond Mezzanine 24 LLC (dba United Risk)	First lien senior secured revolving loan	10/2030	—	6,175	—
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	3/2029	—	91	(1)
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	3/2029	—	10,552	(26)
DuraServ LLC	First lien senior secured revolving loan	6/2030	—	24,256	(121)
Eagle Family Foods Group LLC	First lien senior secured revolving loan	8/2030	—	20,344	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	—	3,387	—
Einstein Parent, Inc. (dba Smartsheet)	First lien senior secured revolving loan	1/2031	—	7,949	(79)
Entrata, Inc.	First lien senior secured revolving loan	7/2028	—	513	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	6/2030	697	3,660	—
EresearchTechnology, Inc. (dba Clario)	First lien senior secured revolving loan	10/2031	—	16,663	(167)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	4/2030	—	12,968	—
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2/2029	—	16,615	(42)
Finastra USA, Inc.	First lien senior secured revolving loan	9/2029	4,298	12,794	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2030	—	1,320	(7)
Formerra, LLC	First lien senior secured revolving loan	11/2028	—	526	(8)
Fortis Solutions Group, LLC	First lien senior secured revolving loan	10/2027	3,036	3,711	—
Foundation Consumer Brands, LLC	First lien senior secured revolving loan	2/2029	—	3,411	(34)
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured revolving loan	12/2029	—	23,160	(174)
Fullsteam Operations, LLC	First lien senior secured revolving loan	11/2029	—	500	—
Galls, LLC	First lien senior secured revolving loan	3/2030	3,139	12,558	—
Galway Borrower LLC	First lien senior secured revolving loan	9/2028	2,049	4,217	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	12/2027	2,066	1,907	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(33)
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2027	—	8,404	—
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	4/2029	6,333	4,749	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	—	1,673	(33)
Granicus, Inc.	First lien senior secured revolving loan	1/2031	—	4,633	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	5/2028	—	247	(2)
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	12/2026	—	96	—
Hissho Parent, LLC	First lien senior secured revolving loan	5/2029	—	11,009	—
Home Service TopCo IV, Inc.	First lien senior secured revolving loan	12/2027	—	3,359	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	6,978	—
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	2,749	—
Ideal Image Development, LLC	First lien senior secured revolving loan	2/2029	732	183	—
Ideal Image Development, LLC	First lien senior secured revolving loan	2/2029	953	145	—
Ideal Image Development, LLC*	First lien senior secured revolving loan	2/2029	80	—	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	4/2028	—	8,630	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	9/2028	—	4,866	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	5/2028	—	12,700	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	2,628	2,065	—
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	7/2029	—	5,934	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	17,886	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)*	First lien senior secured revolving loan	8/2026	2,049	—	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	1,324	4,694	—
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2027	1,598	12,669	—
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	88	—
KABAFUSION Parent, LLC	First lien senior secured revolving loan	11/2031	—	8,903	(22)
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured revolving loan	2/2031	—	2,242	(28)
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	7/2029	—	10,944	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	23,755	—
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	2/2030	—	2,877	(14)
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured revolving loan	9/2029	—	8,600	(43)
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	5/2029	3,116	8,569	—
Lignetics Investment Corp.	First lien senior secured revolving loan	10/2026	7,647	3,824	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	2,266	(6)
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	7/2028	—	2,419	—
ManTech International Corporation	First lien senior secured revolving loan	9/2028	—	1,806	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	5/2030	—	15,336	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	4/2028	2,947	5,091	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	7/2027	1,429	2,143	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	4/2026	—	2,553	(13)
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	—	4,746	(36)

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(33)
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	25,814	—
Mitnick Corporate Purchaser, Inc.	First lien senior secured revolving loan	5/2027	1,125	8,250	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	21,041	—
Natural Partners, LLC	First lien senior secured revolving loan	11/2027	—	11,814	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	3/2031	760	3,590	—
Nelipak Holding Company	First lien senior secured revolving loan	3/2031	4,398	4,398	—
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	8/2029	—	4,118	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2028	—	558	—
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	5/2027	1,408	3,873	—
OAC Holdings I Corp. (dba Omega Holdings)	First lien senior secured revolving loan	3/2028	919	1,654	—
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	9/2027	—	7,993	—
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3/2028	—	3,302	(25)
OneOncology, LLC	First lien senior secured revolving loan	6/2029	—	41,243	(206)
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	2/2029	—	10,148	—
Packaging Coordinators Midco, Inc.	First lien senior secured revolving loan	1/2032	—	44,948	(618)
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured revolving loan	12/2031	90	8,941	—
Park Place Technologies, LLC	First lien senior secured revolving loan	3/2030	2,361	7,757	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	1/2028	47	41	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	2/2031	875	5,685	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	11/2027	—	2,570	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	—	33,258	(1,829)
Phantom Purchaser, Inc.	First lien senior secured revolving loan	9/2031	—	11,437	(29)
Ping Identity Holding Corp.	First lien senior secured revolving loan	10/2028	—	6,597	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	5/2028	10,116	2,066	—
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	8/2029	—	11,854	—
Premise Health Holding Corp.	First lien senior secured revolving loan	2/2030	—	8,191	(20)
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	5/2030	4,213	29,489	—
Puma Buyer, LLC (dba PANTHERx)	First lien senior secured revolving loan	3/2032	—	21,023	(158)
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	6,000	(15)
Quva Pharma, Inc.*	First lien senior secured revolving loan	4/2026	455	—	—
Relativity ODA LLC	First lien senior secured revolving loan	5/2029	—	2,797	(7)
Rhea Parent, Inc.	First lien senior secured revolving loan	12/2030	—	21,596	(54)
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	—	13,052	(98)
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	8/2028	—	5,718	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	—	5,742	—
Soleo Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	15,932	(80)
Securonix, Inc.	First lien senior secured revolving loan	4/2028	120	5,219	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	10,114	10,448	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	2,449	13,877	—
SimonMed, Inc.	First lien senior secured revolving loan	2/2031	—	30,689	(153)
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	20,119	(201)
Smarsh Inc.	First lien senior secured revolving loan	2/2029	1,439	9,357	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(33)
Soliant Lower Intermediate, LLC (dba Soliant)	First lien senior secured revolving loan	6/2031	—	15,556	(330)
Sonny's Enterprises, LLC	First lien senior secured revolving loan	8/2027	15,023	10,879	—
Southern Air & Heat Holdings, LLC	First lien senior secured revolving loan	10/2027	62	220	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	14,965	—
Spotless Brands, LLC	First lien senior secured revolving loan	7/2028	—	2,244	—
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured revolving loan	10/2030	8,824	6,196	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	3/2029	—	5,579	(98)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2028	—	5,336	(27)
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured revolving loan	11/2030	1,255	19,662	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	4/2027	—	16,473	—
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	8/2027	—	5,159	—
The Shade Store, LLC	First lien senior secured revolving loan	10/2028	2,463	8,339	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	10/2031	474	9,884	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	—	1,021	—
Tricentis Operations Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	6,284	(63)
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2028	—	27,449	—
Truist Insurance Holdings, LLC	First lien senior secured revolving loan	5/2029	896	6,123	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	6/2029	—	8,120	—
USIC Holdings, Inc.	First lien senior secured revolving loan	9/2031	2,621	2,207	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	12/2029	—	4,975	—
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	4/2027	—	142	—
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	7/2031	—	7,962	(40)
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	12,908	40,004	—
Walker Edison Furniture Company LLC*	First lien senior secured revolving loan	3/2027	1,333	—	—
When I Work, Inc.	First lien senior secured revolving loan	11/2027	—	4,164	(146)
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	14,587	—
Non-controlled/affiliated - revolving debt commitments
Pluralsight, LLC	First lien senior secured revolving loan	8/2029	—	198	—
Non-controlled/non-affiliated - equity commitments
Chrome Investors LP	LP Interest	N/A	7,339	1,835	—
Controlled/affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	N/A	26,517	56,604	—
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	N/A	24,663	16,166	—
LSI Financing LLC	Common Equity	N/A	216,313	4,500	—
Total Portfolio Company Commitments			$827,401	$3,986,585	$(12,008)
*Fully funded
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
(21)Level 2 Investment.
(22)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

represent at least 70% of total assets. As of March 31, 2025, non-qualifying assets represented 12.4% of total assets as calculated in accordance with the regulatory requirements.
(23)Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted security” under the Securities Act. As of March 31, 2025, the aggregate fair value of these securities is $1.54 billion, or 9.5% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC**	LLC Interest	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC**	LLC Interest	July 1, 2022
Accelerate Topco Holdings, LLC	Common Units	September 1, 2022
Amergin Asset Management, LLC	Class A Units	July 1, 2022
ASP Conair Holdings LP	Class A Units	May 17, 2021
AlphaSense, LLC	Series E Preferred Shares	June 27, 2024
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
BEHP Co-Investor II, L.P.	LP Interest	May 6, 2022
Blue Owl Credit SLF LLC*	LLC Interest	May 6, 2024
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Chrome Investors LP	LP Interest	January 25, 2025
Denali Holding, LP (dba Summit Companies)	Class A Units	September 14, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	March 16, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	March 16, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Fifth Season Investments LLC**	Class A Units	October 17, 2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 28, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
Hissho Sushi Holdings, LLC	Class A Units	May 17, 2022
Hockey Parent Holdings, L.P.	Class A Common Units	September 14, 2023
Ideal Topco, L.P.	Class A-1 Preferred Units	February 20, 2024
Ideal Topco, L.P.	Class A-2 Common Units	February 20, 2024
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 22, 2022
KWOR Intermediate I, Inc. (dba Alacrity Solutions)	Preferred Stock	February 28, 2025
KWOR Intermediate I, Inc. (dba Alacrity Solutions)	Class A-1 Common Stock	February 28, 2025
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Holdings, L.P.	Class A Units	November 25, 2020
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	December 12, 2023
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	Common Equity	January 8, 2025
LSI Financing 1 DAC**	Preferred equity	December 14, 2022
LSI Financing LLC**	Common Equity	November 25, 2024
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
Bird Holding B.V. (fka MessageBird Holding B.V.)	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 3, 2021
Minerva Holdco, Inc.	Senior A Preferred Stock	February 14, 2022
Orange Blossom Parent, Inc.	Common Units	July 29, 2022
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)*	LLC Interest	November 2, 2022
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Preferred equity	February 16, 2023
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Warrants	February 16, 2023
Paradigmatic Holdco LLC (dba Pluralsight)	Common stock	August 22, 2024
Project Alpine Co-Invest Fund, LP	LP Interest	June 13, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 9, 2022
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November 15, 2023
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October 14, 2021
TCB Holdings I LLC (dba TricorBraun)	Class A Preferred Units	January 31, 2025
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
Vestwell Holdings, Inc.	Series D Preferred Stock	December 20, 2023
Walker Edison Holdco LLC	Common Units	March 1, 2023
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
XOMA Corporation	Warrants	December 15, 2023
Zoro TopCo, L.P.	Class A Common Units	November 22, 2022
Zoro TopCo, Inc.	Series A Preferred Equity	November 22, 2022
*Refer to Note 4 “Investments - OCIC SLF LLC”, for further information.
** Refer to Note 3 “Agreements and Related Party Transactions - Controlled/Affiliated Portfolio Companies”.

(24)As of March 31, 2025, the net estimated unrealized loss on investments for U.S. federal income tax purposes was $23.1 million based on a tax cost basis of $29.5 billion. As of March 31, 2025, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $267.2 million. As of March 31, 2025, the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $244.1 million.
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
(29)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the period ended March 31, 2025 were as follows:

Company	Fair value as of December 31, 2024	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair value as of March 31, 2025	Dividend Income	Interest and PIK Income	Other Income
LSI Financing 1 DAC	$4,771	$1	$—	$(82)	$—	$4,690	$—	$—	$—
Pluralsight, LLC	3,477	43	—	—	—	3,520	—	64	—
Total	$8,248	$44	$—	$(82)	$—	$8,210	$—	$64	$—

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
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

(b) Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, return of capital, the amortization of premiums and the exchange of one or more existing securities for one or more new securities.

(30)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investments in controlled affiliates for the period ended March 31, 2025 were as follows:

Company	Fair value as of December 31, 2024	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair value as of March 31, 2025	Dividend Income	Interest and PIK Income	Other Income
AAM Series 2.1 Aviation Feeder, LLC(c)	$77,680	$11,279	$(938)	$3,761	$—	$91,782	$—	$1,406	$—
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	75,112	2,429	(85)	4,997	—	82,453	—	1,359	—
Blue Owl Credit SLF LLC	4,294	1,231	—	(198)	—	5,327	166	—	—
Fifth Season Investments LLC	223,274	21,027	—	982	—	245,283	8,061	—	—
LSI Financing LLC	293,775	4,861	(77,251)	3,537	—	224,922	7,070	—	—
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)	311,609	—	—	(19,354)	—	292,255	9,590	—	—
Total	$985,744	$40,827	$(78,274)	$(6,275)	$—	$942,022	$24,887	$2,765	$—
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

(31)Investment was on non-accrual status as of March 31, 2025.
(32)Investment measured at net asset value (“NAV”).
(33)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.

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

Blue Owl Credit Income Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$368,726	$274,126
Net change in unrealized gain (loss)	(53,113)	1,615
Net realized gain (loss) on investments	(63,880)	(3,371)
Net Increase (Decrease) in Net Assets Resulting from Operations	251,733	272,370
Distributions
Class S	(123,867)	(79,823)
Class D	(13,060)	(9,957)
Class I	(254,534)	(153,736)
Net Decrease in Net Assets Resulting from Shareholders’ Distributions	(391,461)	(243,516)
Capital Share Transactions
Class S:
Issuance of shares of common stock	541,138	437,596
Share transfers between classes(1)	(22,590)	(687)
Repurchase of common shares	(53,498)	(33,826)
Reinvestment of shareholders’ distributions	55,580	32,710
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	520,630	435,793
Class D:
Issuance of shares of common stock	56,677	34,691
Share transfers between classes(1)	24	(338,702)
Repurchase of common shares	(1,912)	(26,354)
Reinvestment of shareholders’ distributions	4,069	5,238
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	58,858	(325,127)
Class I:
Issuance of shares of common stock	1,328,427	827,014
Share transfers between classes(1)	22,566	339,389
Repurchase of common shares	(148,539)	(81,994)
Reinvestment of shareholders’ distributions	105,776	61,289
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	1,308,230	1,145,698
Total Increase (Decrease) in Net Assets	1,747,990	1,285,218
Net Assets, at beginning of period	14,521,602	8,892,546
Net Assets, at end of period	$16,269,592	$10,177,764

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

Blue Owl Credit Income Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$251,733	$272,370
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(4,198,054)	(3,044,601)
Proceeds from investments and investment repayments, net	1,082,081	775,095
Net change in unrealized (gain) loss on investments	60,810	(1,898)
Net change in unrealized gain (loss) on interest rate swap attributed to unsecured notes	65,497	(27,128)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(7,528)	291
Net change in unrealized (gain) loss on Income tax (provision) benefit	(169)	(8)
Net realized (gain) loss on investments	57,865	3,447
Net realized (gain) loss on foreign currency transactions relating to investments	5,873	(76)
Net realized (gain) loss on foreign currency transactions relating to debt	43	—
Paid-in-kind interest and dividends	(35,250)	(40,769)
Net amortization/accretion of premium/discount on investments	(27,902)	(22,178)
Amortization of debt issuance costs	11,038	6,281
Amortization of offering costs	1,962	1,251
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(28,617)	(23,293)
(Increase) decrease in receivable from controlled affiliates	6,499	(2,678)
(Increase) decrease in receivable for investments sold	368,602	20,619
(Increase) decrease in prepaid expenses and other assets	(56,515)	(1,897)
Increase (decrease) in payable for investments purchased	766,430	137,293
Increase (decrease) in payables to affiliates	979	6,512
Increase (decrease) in accrued expenses and other liabilities	(160,587)	33,152
Net cash used in operating activities	(1,835,210)	(1,908,215)
Cash Flows from Financing Activities
Borrowings on debt	3,910,000	4,176,729
Repayments of debt	(4,066,000)	(3,048,000)
Deferred offering costs paid	(342)	—
Debt issuance costs paid	(6,064)	(27,281)
Repurchase of common stock	(193,197)	(113,988)
Proceeds from issuance of common shares	1,926,242	1,299,301
Distributions paid to shareholders	(206,101)	(130,954)
Net cash provided by financing activities	1,364,538	2,155,807
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $(92,127) and $71,589, respectively)	(470,672)	247,592
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $182,030 and $40,872, respectively)	1,006,483	415,384
Cash and restricted cash, including foreign cash, end of period (restricted cash of $89,903 and $112,461, respectively)	$535,811	$662,976
Supplemental and Non-Cash Information
Interest paid during the period	$294,180	$158,336
Distributions declared during the period	$391,461	$243,516
Reinvestment of distributions during the period	$165,425	$99,237
Taxes, including excise tax, paid during the period	$10,010	$11
Distributions payable	$172,412	$107,255
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

The Company received an exemptive order that permits it to offer multiple classes of shares of common stock and to impose varying sales loads, asset-based servicing and/or distribution fees and early withdrawal fees. On November 12, 2020, the Company commenced its initial public offering pursuant to which it offered, on a continuous basis, up to $2,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. On February 14, 2022, the Company commenced its follow-on offering, pursuant to which it offered on a continuous basis, up to $13,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. On December 6, 2024, the Company commenced its current offering, pursuant to which it is offering on a continuous basis, up to $14,000,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager” or “Blue Owl Securities”). The Dealer Manager is entitled to receive upfront selling commissions of up to 3.50% of the offering price of each Class S share sold in the offering and 1.50% of the offering price of each Class D share sold. Class I shares are not subject to upfront selling commissions. Any upfront selling commissions for the Class S shares and Class D shares sold in the offering will be deducted from the purchase price. Class S, Class D and Class I shares were offered at initial purchase prices per shares of $10.35, $10.15 and $10.00, respectively. Currently, the purchase price per share for each class of common stock varies, but will not be sold at a price below the Company’s net asset value per share of such class, as determined in accordance with the Company’s share pricing policy, plus applicable upfront selling commissions. The Company also engages in private placement offerings of its common stock.

Since meeting the minimum offering requirement and commencing its continuous public offering through March 31, 2025, the Company has issued 576,949,395 shares of Class S common stock, 95,922,186 shares of Class D common stock and 1,087,399,374 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $5.45 billion, $0.89 billion and $10.22 billion, respectively, including $1,000 of seed capital contributed by its Adviser in September of 2020, $25.0 million in gross proceeds raised from an entity affiliated with the Adviser and 98,021,996 shares

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
of Class I common stock issued in a private placement to feeder vehicles primarily created to hold the Company’s Class I shares for gross proceeds of approximately $0.93 billion.
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
The Company does not consolidate its equity interests in AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”), Fifth Season, LLC, Blue Owl Credit SLF LLC (“Credit SLF”), and since November 2, 2022 has not consolidated its equity position in OCIC SLF. OCIC SLF was formed as a wholly-owned subsidiary of the Company and commenced operations on February 14, 2022. On November 2, 2022, the Company and State Teachers Retirement System of Ohio (“OSTRS” and together with the Company, the “Members” and each, a “Member”) entered into an Amended and Restated Limited Liability Company Agreement to co-manage OCIC SLF as a joint venture. See Note 3 “Agreements and Related Party Transactions - Controlled/Affiliated Portfolio Companies”.
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
The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations with the change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. The Company’s current approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under the Company’s credit facilities to fund these investments. Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.
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

PIK interest and PIK dividend income consisted of the following for the periods:

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
PIK Interest Income	$28,762	$27,562
PIK Interest Income as a % of Investment Income	4.1%	5.2%
PIK Dividend Income	$13,344	$17,251
PIK Dividend Income as a % of Investment Income	1.9%	3.3%
Total PIK Income	$42,106	$44,813
Total PIK Income as a % of Investment Income	6.0%	8.5%
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
The Company operates through a single operating and reporting segment with an investment objective to generate both current income, and to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officer, president, and chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in shareholder’s equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.
New Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740),” which updates annual income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU No. 2023-09 on the consolidated annual financial statements.
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

Note 3. Agreements and Related Party Transactions

As of March 31, 2025, the Company had payables to affiliates of $74.4 million, comprised of $52.7 million of accrued performance based incentive fees, $16.0 million of management fees, and $5.7 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement. As of December 31, 2024, the Company had payables to affiliates of $73.4 million, comprised of $54.0 million of accrued performance based incentive fees, $14.6 million of management fees, and $4.8 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement.

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

Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective, and will remain in effect and from year to year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent directors. On May 5, 2025, the Board approved the continuation of the Administration Agreement.

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

For the three months ended March 31, 2025 and 2024 the Company incurred expenses of approximately $2.0 million, and $1.3 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from the date it first became effective, and will remain in effect and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, by a majority of independent directors. On May 5, 2025, the Board approved the continuation of the Investment Advisory Agreement.

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

For the three months ended March 31, 2025 and 2024 management fees were $46.4 million, net of $0.1 million in management fee waivers, and $28.5 million, respectively.

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

For the three months ended March 31, 2025 and 2024, the Company incurred performance based incentive fees on net investment income of $52.7 million and $39.1 million, respectively.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

For the three months ended March 31, 2025, the Company did not incur performance based incentive fees based on capital gains. For the three months ended March 31, 2024, the Company recorded a reversal of previously recorded performance based incentive fees based on capital gains of $0.2 million, which was primarily related to a net change in unrealized depreciation on investments.

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

For the three months ended March 31, 2025, subject to the 1.5% organization and offering cost cap, the Company accrued approximately $0.1 million of offering expenses that are reimbursable to the Adviser.

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

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the Board and other conditions. On May 6, 2025, the Company, the Adviser and certain of their affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Order”) by the SEC for the Company to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when the Company co-invests with its affiliates in an issuer where an affiliate of the Company has an existing investment in the issuer, and (2) if the Company disposes of an

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee the Company’s participation in the co-investment program. As required by the Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.

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

For the three months ended March 31, 2025, the Company accrued servicing fees with respect to Class D shares of $0.3 million. For the three months ended March 31, 2025, the Company accrued servicing fees with respect to Class S shares of $11.1 million.

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

Expense Support and Conditional Reimbursement Agreement

On September 30, 2020, the Company entered into the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, the purpose of which was to ensure that no portion of the Company’s distributions to shareholders represented a return of capital for U.S. federal income tax purposes. The Expense Support Agreement became effective as of the date that the Company met the minimum offering requirement and was terminated by the Adviser on March 7, 2023.

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

Amergin was created to invest in a leasing platform focused on railcar and aviation assets. Amergin consists of Amergin AssetCo and Amergin Asset Management, LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of March 31, 2025, the Company’s commitment to Amergin AssetCo is $228.3 million, of which $124.0 million is equity and $104.3 million is debt. As of March 31, 2025, the fair value of the Company’s investment in Amergin AssetCo was $174.3 million. The Company does not consolidate its equity interest in Amergin AssetCo.

Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, the Company made an initial equity commitment to Fifth Season. As of March 31, 2025, the fair value of the Company’s investment in Fifth Season is $245.3 million. The Company does not consolidate its equity interest in Fifth Season.

LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial equity commitment to LSI Financing DAC. As of March 31, 2025, the fair value of the Company’s investment in LSI Financing DAC is $4.7 million. The Company does not consolidate its equity interest in LSI Financing DAC.

LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory Agreement equal to the Company’s pro rata amount of such consulting fee. On November 25, 2024, the Company made an initial equity commitment to LSI Financing LLC. As of March 31, 2025, the fair value of the Company’s investment in LSI Financing LLC

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
is $224.9 million and the Company’s total commitment is $220.8 million. The Company does not consolidate its equity interest in LSI Financing LLC.
Note 4. Investments

Investments at fair value and amortized cost consisted of the below as of the following periods:

	March 31, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$26,774,518	$26,699,852	$23,703,828	$23,665,142
Second-lien senior secured debt investments	806,343	766,222	802,519	767,392
Unsecured debt investments	453,036	457,391	447,930	440,633
Preferred equity investments(2)	438,367	436,093	367,924	364,672
Common equity investments(3)	706,478	803,269	742,386	825,152
Joint ventures(4)	320,310	297,582	319,078	315,903
Total Investments	$29,499,052	$29,460,409	$26,383,665	$26,378,894

(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing DAC.
(3)Includes equity investments in Amergin AssetCo, Fifth Season and LSI Financing LLC.
(4)Includes equity investments in OCIC SLF and Credit SLF. See below, within Note 4, for more information regarding OCIC SLF and Credit SLF.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
The industry composition of investments based on fair value consisted of the below as of the following periods:

	March 31, 2025	December 31, 2024
Advertising and media	1.5%	1.8%
Aerospace and defense	0.8	0.8
Asset based lending and fund finance(1)	1.1	1.1
Automotive services	0.6	0.7
Automotive aftermarket	0.1	0.1
Buildings and real estate	2.5	2.6
Business services	5.7	6.0
Chemicals	2.6	2.9
Consumer products	1.4	1.5
Containers and packaging	3.4	2.4
Distribution	2.2	2.3
Education	0.9	0.9
Energy equipment and services	0.3	0.3
Financial services	5.0	5.1
Food and beverage	5.9	6.3
Healthcare equipment and services	7.3	6.0
Healthcare providers and services	13.2	12.0
Healthcare technology	5.3	5.7
Household products	1.1	1.3
Human resource support services	0.7	0.8
Infrastructure and environmental services	1.4	1.5
Insurance(2)	9.7	9.4
Internet software and services	11.0	11.6
Joint ventures(3)	1.0	1.2
Leisure and entertainment	2.7	3.0
Manufacturing	3.7	3.5
Pharmaceuticals(4)	1.4	1.1
Professional services	4.2	4.6
Specialty retail	1.6	1.8
Telecommunications	1.1	1.1
Transportation	0.6	0.6
Total	100.0%	100.0%

(1)Includes investment in Amergin AssetCo.
(2)Includes equity investment in Fifth Season Investments LLC.
(3)Includes equity investments in OCIC SLF and Credit SLF. See below, within Note 4, for more information regarding OCIC SLF and Credit SLF.
(4)Includes equity investments in LSI Financing DAC and LSI Financing LLC.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
The geographic composition of investments based on fair value consisted of the below as of the following periods:

	March 31, 2025	December 31, 2024
United States:
Midwest	19.5%	20.6%
Northeast	22.9	20.1
South	32.3	32.7
West	15.9	16.2
International	9.4	10.4
Total	100.0%	100.0%

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
The table below sets forth OCIC SLF’s consolidated financial data as of and for the following periods:

	As of
($ in thousands)	March 31, 2025	December 31, 2024
Consolidated Balance Sheet Data
Cash	$68,791	$85,850
Investments at fair value	$1,647,569	$1,647,003
Total Assets	$1,759,492	$1,761,468
Total Debt (net of unamortized debt issuance costs)	$1,311,590	$1,311,414
Total Liabilities	$1,425,487	$1,405,344
Total OCIC SLF Members' Equity	$334,005	$356,124

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Consolidated Statement of Operations Data
Investment income	$34,149	$31,768
Net operating expenses	21,958	19,738
Net investment income (loss)	$12,191	$12,030
Total net realized and unrealized gain (loss)	(23,351)	(2,845)
Net increase (decrease) in OCIC SLF Members' Equity resulting from operations	$(11,160)	$9,185

Blue Owl Credit SLF LLC
Blue Owl Credit SLF LLC (“Credit SLF”), a Delaware limited liability company, is a joint venture among the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Technology Finance Corp., Blue Owl Technology Income Corp. and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit Member” and collectively, the “Credit Members”). Credit SLF has no Class B Members as of March 31, 2025. Credit SLF’s principal purpose is to make investments primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board of directors comprised of an equal number of directors appointed by each Credit Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Credit SLF Members coinvest through Credit SLF, or its wholly owned subsidiaries. Credit SLF’s date of inception was May 6, 2024 and Credit SLF made its first portfolio company investment on July 23, 2024.
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
As of March 31, 2025, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Economic Ownership Interest
($ in thousands)
Blue Owl Capital Corporation	$780,468	85.4%
Blue Owl Capital Corporation II	500	0.1%
Blue Owl Credit Income Corp.	11,250	1.2%
Blue Owl Technology Finance Corp.	5,000	0.5%
Blue Owl Technology Income Corp.	2,500	0.3%
State Teachers Retirement System of Ohio	114,245	12.5%
Total	$913,963	100.0%

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
The table below sets forth Credit SLF's consolidated financial data as of and for the following periods:

	As of
($ in thousands)	March 31, 2025	December 31, 2024
Consolidated Balance Sheet Data
Cash	$231,574	$17,354
Investments at fair value	$1,542,540	$1,164,473
Total Assets	$1,793,067	$1,196,367
Total Debt (net of unamortized debt issuance costs)	$1,123,081	$750,610
Total Liabilities	$1,360,268	$847,556
Total Credit SLF Members' Equity	$432,799	$348,811

For the Three Months Ended March 31,
($ in thousands)	2025
Consolidated Statement of Operations Data
Investment income	$23,696
Net operating expenses	13,659
Net investment income (loss)	$10,037
Total net realized and unrealized gain (loss)	$(16,103)
Net increase (decrease) in Credit SLF Members' Equity resulting from operations	$(6,066)

The Company's proportional share of Credit SLF's generated distributions for the following period:

For the Three Months Ended March 31,
($ in thousands)	2025
Dividend Income	$123

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Note 5. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 218% and 209% as of March 31, 2025 and December 31, 2024, respectively.

Debt obligations consisted of the following as of the following periods:

	March 31, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs (Premium)	Net Carrying Value
Revolving Credit Facility(2)(4)	$3,300,000	$1,411,214	$1,834,225	$(21,864)	$1,389,350
SPV Asset Facility I	525,000	200,000	125,931	(5,261)	194,739
SPV Asset Facility II	1,500,000	1,050,000	37,067	(11,231)	1,038,769
SPV Asset Facility III(2)	1,500,000	888,331	23,457	(12,597)	875,734
SPV Asset Facility IV	500,000	330,000	46,178	(8,230)	321,770
SPV Asset Facility V	500,000	265,000	13,067	(4,700)	260,300
SPV Asset Facility VI	750,000	220,000	189,504	(8,043)	211,957
SPV Asset Facility VII(2)	500,000	246,385	111,453	(3,238)	243,147
SPV Asset Facility VIII	500,000	200,000	14,282	(3,007)	196,993
CLO VIII	290,000	290,000	—	(1,784)	288,216
CLO XI	260,000	260,000	—	(1,583)	258,417
CLO XII	260,000	260,000	—	(1,701)	258,299
CLO XV	312,000	312,000	—	(2,692)	309,308
CLO XVI	420,000	420,000	—	(2,610)	417,390
CLO XVII	325,000	325,000	—	(2,758)	322,242
CLO XVIII	260,000	260,000	—	(1,820)	258,180
CLO XIX	260,000	260,000	—	(1,889)	258,111
September 2026 Notes	350,000	350,000	—	(2,463)	347,537
February 2027 Notes	500,000	500,000	—	(2,958)	497,042
September 2027 Notes(3)	600,000	600,000	—	(4,728)	598,724
AUD 2027 Notes(2)(3)	295,750	295,750	—	(2,484)	275,834
June 2028 Notes(3)	650,000	650,000	—	(7,469)	650,594
January 2029 Notes(3)	550,000	550,000	—	(10,766)	545,879
September 2029 Notes(3)	900,000	900,000	—	(8,434)	909,906
March 2030 Notes(3)	1,000,000	1,000,000	—	(20,567)	955,157
March 2031 Notes(3)	750,000	750,000	—	(18,881)	732,122
Total Debt	$17,557,750	$12,793,680	$2,395,164	$(173,758)	$12,615,717

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
(3)Net Carrying Value is inclusive of change in fair market value of effective hedge.
(4)The amount available is reduced by $54.6 million of outstanding letters of credit.

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
(4)The amount available is reduced by $38.2 million of outstanding letters of credit.

The below table represents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Interest expense	$213,576	$158,509
Amortization of debt issuance costs	11,038	6,281
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items(1)	(8,054)	4,626
Total Interest Expense	$216,560	$169,416
Average interest rate	6.8%	7.6%
Average daily borrowings	$12,499,494	$8,255,253

(1)Refer to the September 2027, AUD 2027, June 2028, January 2029, September 2029, March 2030, and March 2031 Notes for details on the facilities’ interest rate swaps.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Credit Facilities
Revolving Credit Facility
On August 11, 2022, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Revolving Credit Lender” and collectively, the “Revolving Credit Lenders”) and Sumitomo Mitsui Banking Corporation, as Administrative Agent. On March 27, 2025, the Revolving Credit Facility was amended to extend the availability period and maturity date, increase the total facility amount and make various other changes. The following describes the terms of the Revolving Credit Facility as modified through March 27, 2025.
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
As of March 27, 2025, the Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $3.30 billion, which is comprised of (a) a term loan in a principal amount of $150.0 million (increased from $125.0 million to $150.0 million on the Revolving Credit Facility Third Amendment Date) and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $3.15 billion (the revolving credit facility increased from $2.95 billion to $3.10 billion on March 6, 2025 and increased from $3.10 billion to $3.15 billion on March 27, 2025). The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $4.60 billion through the Company’s exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
As of March 27, 2025, the availability period under the Revolving Credit Facility will terminate on October 18, 2028 (the “Revolving Credit Facility Commitment Termination Date”). The Revolving Credit Facility will mature on October 18, 2029 (the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 27, 2025, amounts drawn under the Revolving Credit Facility in U.S. dollars will bear interest at term SOFR plus any applicable credit adjustment spread plus margin of 1.875% per annum, or the alternative base rate plus margin of 0.875% per annum. With respect to loans denominated in U.S. dollars, the Company may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. As of March 27, 2025, amounts drawn under the Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 1.875% per annum. Beginning on and after the Revolving Credit Facility Third Amendment Date, the Company will also pay a fee of 0.350% on undrawn amounts under the Revolving Credit Facility.
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
SPV Asset Facility IV
On March 16, 2022 (the “SPV Asset Facility IV Closing Date”), Core Income Funding IV LLC (“Core Income Funding IV”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Credit Agreement (the “SPV Asset Facility IV”), with Core Income Funding IV, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility IV Lenders”), Sumitomo Mitsui Banking Corporation, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and Alter Domus (US) LLC as Document Custodian. On February 28, 2025, the parties to the SPV Asset Facility IV entered into Amendment No. 1 in order to replace Alter Domus (US) as collateral custodian with State

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Street Bank and Trust Company and make various other changes. The following describes the terms of SPV Asset Facility IV amended through February 28, 2025 (the “SPV Asset Facility IV First Amendment Date”).
The maximum principal amount of the SPV Asset Facility IV is $500.0 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of Core Income Funding IV’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
The SPV Asset Facility IV provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility IV until March 16, 2027, unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility IV (the “SPV Asset Facility IV Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility IV will mature on March 16, 2035 (the “SPV Asset Facility IV Stated Maturity”). Prior to the SPV Asset Facility IV Stated Maturity, proceeds received by Core Income Funding IV from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility IV Stated Maturity, Core Income Funding IV must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.
Amounts drawn bear interest at Term SOFR (or, in the case of certain SPV Asset Facility IV Lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.15%) plus an applicable margin that ranges from 1.40% to 2.05% depending on a ratio of broadly syndicated loans to middle-market loans in the collateral. From the SPV Asset Facility IV Closing Date to the SPV Asset Facility IV Commitment Termination Date, there is a commitment fee payable at a rate of 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility IV during the commitment period.
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
Concurrently with the issuance of the CLO XIX Secured Notes, the CLO XIX Issuer issued approximately $141.3 million of subordinated securities in the form of 141,300 preferred shares at an issue price of $1,000 per share (the “CLO XIX Preferred Shares”).
As part of the CLO XIX Transaction, the Company entered into a loan sale agreement with the CLO XIX Issuer dated as of the CLO XIX Closing Date (the “CLO XIX OCIC Loan Sale Agreement”), which provided for the contribution and sale of approximately $301.2 million funded par amount of middle market loans from the Company to the CLO XIX Issuer on the CLO XIX Closing Date and for future sales from the CLO XIX Company to the CLO XIX Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XIX Debt. The remainder of the initial portfolio assets securing the CLO XIX Debt consisted of approximately $56.2 million funded par amount of middle market loans purchased by the CLO XIX Issuer from Core Income Funding III LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the Closing Date between the CLO XIX Issuer and Core Income Funding III LLC (the “CLO XIX Core Income Funding III Loan Sale Agreement”). The Company and Core Income Funding III LLC each made customary representations, warranties, and covenants to the CLO XIX Issuer under the applicable loan sale agreement. No gain or loss was recognized as a result of these sales or contributions.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
March 2025 Notes
On March 29, 2022, the Company issued $500.0 million aggregate principal amount of 5.500% notes due 2025 (the notes initially issued on March 29, 2022, together with the registered notes issued in the exchange offer described below, the “March 2025 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale by the Initial Purchasers to persons they reasonably believe to be qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. When initially issued, the March 2025 Notes were not registered under the Securities Act and could not be offered or sold in the United States absent registration or an applicable exemption from registration. On March 21, 2025, the maturity date for the March 2025 Notes, the Company repaid in full all $500.0 million in aggregate principal amount of the March 2025 Notes, plus the accrued and unpaid interest thereon through, but excluding, March 21, 2025.
The March 2025 Notes were issued pursuant to the Base Indenture and the Third Supplemental Indenture (together, the “March 2025 Indenture”). The March 2025 Notes bore interest at a rate of 5.500% per year payable semi-annually on March 21 and September 21 of each year, commencing on September 21, 2022. Concurrent with the issuance of the March 2025 Notes, in connection with the offering, the Company entered into a Registration Rights Agreement, dated as of March 29, 2022 (the “March 2025 Registration Rights Agreement”), for the benefit of the purchasers of the March 2025 Notes. Pursuant to the terms of the March 2025 Registration Rights Agreement, the Company filed a registration statement with the SEC and, on July 25, 2022, commenced an offer to exchange the notes initially issued on March 29, 2022 for newly issued registered notes with substantially similar terms, which expired on August 23, 2022 and was completed promptly thereafter.
The March 2025 Notes were the Company’s direct, general unsecured obligations and ranked senior in right of payment to all of the Company’s future indebtedness or other obligations that were expressly subordinated, or junior, in right of payment to the March 2025 Notes. The March 2025 Notes ranked pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that was not so subordinated, or junior to the March 2025 Notes. The March 2025 Notes ranked effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The March 2025 Notes ranked structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

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
In connection with the issuance of the September 2027 Notes, on October 18, 2022 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $600.0 million. The Company will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.84%. The interest rate swaps mature on September 16, 2027. For the three months ended March 31, 2025 and 2024, the Company made periodic payments of $2.4 million and $4.7 million, respectively. The interest expense related to the September 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2025, the interest rate swap had a fair value of $4.7 million ($1.3 million net of the present value of the cash flows of the September 2027 Notes). As of December 31, 2024, the interest rate swap had a fair value of $(0.7) million ($0.8 million net of the present value of the cash flows of the September 2027 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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
In connection with the issuance of the June 2028 Notes, on February 16, 2024 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $650.0 million. The Company will receive fixed rate interest at 7.950% and pay variable rate interest based on SOFR plus 3.79%. The interest rate swaps mature on May 13, 2028. For the three months ended March 31, 2025 and 2024, the Company did not make a periodic payment. The interest expense related to the June 2028 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2025, the interest rate swap had a fair value of $7.9 million ($(0.2) million net of the present value of the cash flows of the June 2028 Notes). As of December 31, 2024, the interest rate swap had a fair value of $0.5 million ($(0.1) million net of the present value of the cash flows of the June 2028 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the June 2028 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
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
In connection with the issuance of the January 2029 Notes, on November 28, 2023 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $550.0 million. The Company will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.647%. The interest rate swaps mature on January 15, 2029. For the three months ended March 31, 2025, the Company made periodic payments of $2.9 million. For the three months ended March 31, 2024, the Company did not make any periodic payments. The interest expense related to the January 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2025, the interest rate swap had a fair value of $6.6 million ($(0.1) million net of the present value of the cash flows of the January 2029 Notes). As of December 31, 2024, the interest rate swap had a fair value of $(0.4) million ($0.1 million net of the present value of the cash flows of the January 2029 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the January 2029 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
September 2029 Notes
On May 14, 2024, the Company issued $500.0 million aggregate principal amount of its 6.600% notes due 2029 and on January 22, 2025, the Company issued an additional $400.0 million aggregate principal amount of our 6.600% notes due 2029 (together, the “September 2029 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act and non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. The September 2029 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
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
In connection with the May 14, 2024 issuance of the September 2029 Notes, on May 14, 2024, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $500.0 million. The Company will receive fixed rate interest at 6.600% and pay variable rate interest based on SOFR plus 2.337%. In connection with the January 22, 2025 issuance of the September 2029 Notes, on January 22, 2025, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $400.0 million. The Company will receive fixed rate interest at 6.600% and pay variable rate interest based on SOFR plus 2.457%.The interest rate swaps mature on August 15, 2029. For the three months ended March 31, 2025, the Company made periodic payments of $1.3 million. The interest expense related to the September 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap’s adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2025, the interest rate swaps had a fair value of $18.6 million ($0.3 million net of the present value of the cash flows of the September 2029 Notes). As of December 31, 2024, the interest rate swaps had a fair value of $3.7 million ($0.5 million net of the present value of the cash flows of the September 2029 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the September 2029 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
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
In connection with the issuance of the March 2030 Notes, on September 10, 2024 the Company entered into a bilateral interest rate swaps. The notional amount of the interest rate swaps is $1.00 billion. The Company will receive fixed rate interest at 5.800% and pay variable rate interest based on SOFR plus 2.619%. The interest rate swaps mature on February 15, 2030. For the three months ended March 31, 2025, the Company made periodic payments of $8.1 million. The interest expense related to the March 2030 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2025, the interest rate swap had a fair value of $(24.3) million ($(38.5) thousand net of the present value of the cash flows of the March 2030 Notes). As of December 31, 2024, the interest rate swap had a fair value of $(44.5) million ($(6.1) million net of the present value of the cash flows of the March 2030 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the March 2030 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
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
In connection with the issuance of the March 2031 Notes, on January 29, 2024 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $750.0 million. The Company will receive fixed rate interest at 6.650% and pay variable rate interest based on SOFR plus 2.902%. The interest rate swaps mature on January 15, 2031. For the three months ended March 31, 2025, the Company made periodic payments of $3.5 million. For the three months ended March 31, 2024, the Company did not make any periodic payments. The interest expense related to the March 2031 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2025, the interest rate swap had a fair value of $0.6 million ($(0.4) million net of the present value of the cash flows of the March 2031 Notes). As of December 31, 2024, the interest rate swap had a fair value of $(14.2) million ($(2.2) million net of the present value of the cash flows of the March 2031 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the March 2031 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
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
In connection with the issuance of the AUD 2027 Notes, the Company entered into both a bilateral cross-currency swap and interest rate swap, for notional amounts of A$379.0 million and A$71.0 million, respectively. The Company received fixed rate interest of 6.500% and paid variable rate interest based on, one-month SOFR plus 2.67% and three-month BBSY plus 2.72%, for the bilateral cross-currency swap and interest rate swap, respectively. The swaps mature on October 23, 2027. For the three months ended March 31, 2025, the Company did not make any periodic payments. The interest expense related to the AUD 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2025, the swaps had an aggregate fair value of $(17.1) million ($0.3 million net of the present value of the cash flows of the AUD 2027 Notes). As of December 31, 2024, the interest rate swap had a fair value of $(20.7) million ($0.4 million net of the present value of the cash flows of the AUD 2027 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the AUD 2027 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations. The change in foreign exchange rate of the cross-currency swap is offset by the change in foreign exchange rate of the AUD 2027 Notes, with the remaining difference included as a component translation of assets and liabilities in foreign currencies on the Company’s Consolidated Statements of Operations.
Note 6. Fair Value of Financial Instruments

Investments

The following table presents the fair value hierarchy of cash, investments, and derivatives as of the following periods:

	Fair Value Hierarchy as of March 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$535,811	$—	$—	$535,811
Investments:
First-lien senior secured debt investments(1)	—	4,967,033	21,732,819	26,699,852
Second-lien senior secured debt investments	—	249,668	516,554	766,222
Unsecured debt investments	—	73,803	383,588	457,391
Preferred equity investments(2)	—	—	436,093	436,093
Common equity investments(3)	—	4,874	531,866	536,740
Subtotal	$—	$5,295,378	$23,600,920	$28,896,298
Investments measured at Net Asset Value (“NAV”)(4)	—	—	—	564,111
Total investments at fair value	$—	$5,295,378	$23,600,920	$29,460,409
Derivatives:
Interest rate swaps	$—	$14,291	$—	$14,291
Cross-currency swap	—	(17,246)	—	(17,246)
Total Derivatives	$—	$(2,955)	$—	$(2,955)

(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing DAC.
(3)Includes equity investments in Amergin AssetCo and Fifth Season.
(4)Includes equity investments in OCIC SLF, Credit SLF and LSI Financing LLC, which are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

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
(2)Includes equity investment in LSI Financing DAC.
(3)Includes equity investments in Amergin AssetCo and Fifth Season.
(4)Includes equity investments in OCIC SLF, Credit SLF and LSI Financing LLC, which are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended March 31, 2025
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$19,422,914	$451,426	$366,496	$364,672	$493,305	$21,098,813
Purchases of investments, net	2,899,112	19,901	—	85,419	32,051	3,036,483
Payment-in-kind	14,144	2,268	10,725	8,079	32	35,248
Proceeds from investments, net	(487,004)	(7,600)	(369)	(27,777)	(1,340)	(524,090)
Net change in unrealized gain (loss)	44,500	2,159	12,045	980	10,148	69,832
Net realized gains (losses)	(42,129)	(11,345)	(5,866)	275	—	(59,065)
Net amortization/accretion of premium/discount on investments	18,707	198	557	628	—	20,090
Transfers between investment types	(5,543)	—	—	3,817	1,726	—
Transfers into (out of) Level 3(1)	(131,882)	59,547	—	—	(4,056)	(76,391)
Fair value, end of period	$21,732,819	$516,554	$383,588	$436,093	$531,866	$23,600,920

(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2025, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

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

(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2024, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies and an investment measured at net asset value which is no longer categorized within the fair value hierarchy.
The below tables present information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2025 on investments held at March 31, 2025	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2024 on investments held at March 31, 2024
First-lien senior secured debt investments	$1,242	$5,673
Second-lien senior secured debt investments	(6,333)	4,306
Unsecured debt investments	12,045	(3,168)
Preferred equity investments	980	(948)
Common equity investments	10,147	7,605
Total Investments	$18,081	$13,468
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2025 and December 31, 2024. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	As of March 31, 2025
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$19,588,096	Yield Analysis	Market Yield	6.8% - 44.9% (9.9%)	Decrease
	2,144,603	Recent Transaction	Transaction Price	95.0% - 99.5% (98.8%)	Increase
	120	Collateral Analysis	Recovery Rate	2.5%	Increase
Second-lien senior secured debt investments	$496,654	Yield Analysis	Market Yield	11.0% - 25.0% (16.5%)	Decrease
	19,900	Recent Transaction	Transaction Price	99.5% - 99.5% (99.5%)	Increase
Unsecured debt investments	$383,560	Yield Analysis	Market Yield	8.6% - 17.7% (12.5%)	Decrease
	28	Market Approach	EBITDA Multiple	12.0x	Increase
Preferred equity investments	$340,947	Yield Analysis	Market Yield	12.0% - 36.7% (15.0%)	Decrease
	88,731	Recent Transaction	Transaction Price	97.0% - 99.0% (97.1%)	Increase
	4,615	Market Approach	EBITDA Multiple	7.1x	Increase
	1,800	Market Approach	Revenue Multiple	8.5x - 18.0x (13.8x)	Increase
Common equity investments	$12,565	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	155,668	Market Approach	EBITDA Multiple	3.0x - 28.5x (14.5x)	Increase
	245,283	Market Approach	AUM Multiple	1.1x	Increase
	44,599	Market Approach	Revenue Multiple	5.3x - 13.5x (10.2x)	Increase
	381	Option Pricing Model	Volatility	70.0%	Increase
	1,569	Yield Analysis	Market Yield	8.5%	Decrease
	69,973	Market Approach	N/A	N/A	N/A
	1,816	Discounted Cash Flow Analysis	Discount Rate	15.0%	Decrease
	12	Market Approach	Gross Profit Multiple	10.0x	Increase

	As of December 31, 2024
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$16,846,669	Yield Analysis	Market Yield	6.8% - 35.2% (10.6%)	Decrease
	2,575,658	Recent Transaction	Transaction Price	94.7% - 100.0% (99.1%)	Increase
	587	Collateral Analysis	Recovery Rate	11.1% - 13.5% (13.0%)	Increase
Second-lien senior secured debt investments	$451,426	Yield Analysis	Market Yield	11.1% - 43.6% (16.8%)	Decrease
Unsecured debt investments	$366,468	Yield Analysis	Market Yield	8.6% - 18.1% (12.6%)	Decrease
	28	Market Approach	EBITDA Multiple	11.8x	Increase
Preferred equity investments	$358,536	Yield Analysis	Market Yield	12.3% - 37.1% (15.2%)	Decrease
	4,376	Market Approach	EBITDA Multiple	7.1x	Increase
	1,760	Market Approach	Revenue Multiple	8.5x - 18.0x (13.9x)	Increase
Common equity investments	$155,881	Market Approach	EBITDA Multiple	3.3x - 28.5x (15.0x)	Increase
	223,274	Market Approach	AUM Multiple	1.1x	Increase
	48,359	Market Approach	Revenue Multiple	5.3x - 14.5x (10.9x)	Increase
	629	Option Pricing Model	Volatility	70.0%	Increase
	1,539	Yield Analysis	Market Yield	8.5%	Decrease
	62,056	Market Approach	N/A	N/A	N/A
	1,555	Discounted Cash Flow Analysis	Discount Rate	12.5%	Decrease
	12	Market Approach	Gross Profit Multiple	10.0x	Increase
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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following tables present the carrying and fair values of the Company’s debt obligations as of the following periods:

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	March 31, 2025			December 31, 2024
($ in thousands)	Net Carrying Value(1)	Debt Issuance Costs	Fair Value	Net Carrying Value(1)	Debt Issuance Costs	Fair Value
Revolving Credit Facility(2)	$1,389,350	$(21,864)	$1,389,350	$1,312,515	$(22,497)	$1,312,515
SPV Asset Facility I	194,739	(5,261)	194,739	294,536	(5,464)	294,536
SPV Asset Facility II	1,038,769	(11,231)	1,038,769	907,881	(12,119)	907,881
SPV Asset Facility III(2)	875,734	(12,597)	875,734	958,547	(13,370)	958,547
SPV Asset Facility IV	321,770	(8,230)	321,770	351,698	(3,302)	351,698
SPV Asset Facility V	260,300	(4,700)	260,300	245,009	(4,991)	245,009
SPV Asset Facility VI	211,957	(8,043)	211,957	341,752	(8,248)	341,752
SPV Asset Facility VII(2)	243,147	(3,238)	243,147	162,398	(3,461)	162,398
SPV Asset Facility VIII	196,993	(3,007)	196,993	196,923	(3,077)	196,923
CLO VIII	288,216	(1,784)	288,216	288,100	(1,900)	288,100
CLO XI	258,417	(1,583)	258,417	258,308	(1,692)	258,308
CLO XII	258,299	(1,701)	258,299	258,192	(1,808)	258,192
CLO XV	309,308	(2,692)	309,308	309,198	(2,802)	309,198
CLO XVI	417,390	(2,610)	417,390	417,303	(2,697)	417,303
CLO XVII	322,242	(2,758)	322,242	322,121	(2,879)	322,121
CLO XVIII	258,180	(1,820)	258,180	258,109	(1,891)	258,109
CLO XIX	258,111	(1,889)	258,111	258,206	(1,794)	258,206
March 2025 Notes	—	—	—	499,516	(484)	498,750
September 2026 Notes	347,537	(2,463)	338,625	347,084	(2,916)	336,000
February 2027 Notes	497,042	(2,958)	493,750	496,650	(3,350)	493,750
September 2027 Notes	598,724	(4,728)	627,000	593,270	(5,182)	630,000
AUD 2027 Notes(2)	275,834	(2,484)	298,707	271,957	(2,397)	296,207
June 2028 Notes	650,594	(7,469)	689,000	642,519	(8,067)	690,625
January 2029 Notes	545,879	(10,766)	584,375	538,086	(11,458)	587,125
September 2029 Notes	909,906	(8,434)	913,500	492,523	(10,769)	510,000
March 2030 Notes	955,157	(20,567)	980,000	941,037	(20,518)	985,000
March 2031 Notes	732,122	(18,881)	765,000	718,384	(19,599)	763,125
Total Debt	$12,615,717	$(173,758)	$12,792,879	$12,681,822	$(178,732)	$12,931,378

(1)Inclusive of change in fair market value of effective hedge.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.

The below table presents fair value measurements of the Company’s debt obligations as of the following periods if debt was measured at fair value:

($ in thousands)	March 31, 2025	December 31, 2024
Level 1	$—	$—
Level 2	5,689,957	5,790,582
Level 3	7,102,922	7,140,796
Total Debt	$12,792,879	$12,931,378

Financial Instruments Not Carried at Fair Value

As of March 31, 2025 and December 31, 2024, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding commitments as of the following periods:

	As of
($ in thousands)	March 31, 2025	December 31, 2024
Total unfunded revolving loan commitments	$1,581,172	$1,383,540
Total unfunded delayed draw loan commitments	2,326,308	1,716,991
Total unfunded revolving and delayed draw loan commitments	$3,907,480	$3,100,531

Total unfunded equity commitments	$79,105	$92,214

Total unfunded commitments	$3,986,585	$3,192,745
As of March 31, 2025, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $3.3 million for the period from April 22, 2020 (Inception) to March 31, 2025, of which $3.3 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered. The Adviser is responsible for the payment of the Company’s organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by the Company.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2025, management was not aware of any pending or threatened litigation.

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

The following table summarizes transactions with respect to shares of the Company’s common stock during the following periods:

	For the Three Months Ended March 31, 2025
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	56,793,287	$545,712	5,939,949	$57,107	104,898,800	$1,002,790	167,632,036	$1,605,609
Shares/gross proceeds from the private placements	—	—	—	—	34,115,615	325,637	34,115,615	325,637
Share Transfers between classes(1)	(2,370,300)	(22,590)	2,733	24	2,360,148	22,566	(7,419)	—
Reinvestment of distributions	5,831,531	55,580	426,487	4,069	11,063,342	105,776	17,321,360	165,425
Repurchased shares	(5,655,204)	(53,498)	(201,862)	(1,912)	(15,652,202)	(148,539)	(21,509,268)	(203,949)
Total shares/gross proceeds	54,599,314	525,204	6,167,307	59,288	136,785,703	1,308,230	197,552,324	1,892,722
Sales load	—	(4,574)	—	(430)	—	—	—	(5,004)
Total shares/net proceeds	54,599,314	$520,630	6,167,307	$58,858	136,785,703	$1,308,230	197,552,324	$1,887,718

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

The changes to the Company’s offering price per share for the three months ended March 31, 2025 and 2024 were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

January 1, 2024	$9.48	$0.33	$9.81
February 1, 2024	$9.49	$0.33	$9.82
March 1, 2024	$9.49	$0.33	$9.82
January 1, 2025	$9.54	$0.33	$9.87
February 1, 2025	$9.54	$0.33	$9.87
March 1, 2025	$9.51	$0.33	$9.84

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

January 1, 2024	$9.49	$0.14	$9.63
February 1, 2024	$9.50	$0.14	$9.64
March 1, 2024	$9.50	$0.14	$9.64
January 1, 2025	$9.55	$0.14	$9.69
February 1, 2025	$9.55	$0.14	$9.69
March 1, 2025	$9.52	$0.14	$9.66

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

January 1, 2024	$9.50	$—	$9.50
February 1, 2024	$9.51	$—	$9.51
March 1, 2024	$9.52	$—	$9.52
January 1, 2025	$9.57	$—	$9.57
February 1, 2025	$9.57	$—	$9.57
March 1, 2025	$9.54	$—	$9.54
Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were recorded during the following periods:

	For the Three Months Ended March 31, 2025
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 5, 2024	January 31, 2025	February 25, 2025	$0.07010	$33,890	$3,499	$69,929
February 18, 2025	February 28, 2025	March 25, 2025	0.07010	35,308	3,794	72,626
February 18, 2025	March 31, 2025	April 24, 2025	0.10280	54,669	5,767	111,979
		Total	$0.24300	$123,867	$13,060	$254,534

(1)Distributions per share are gross of shareholder servicing fees.
(2)Distribution amounts are net of shareholder servicing fees.

	For the Three Months Ended March 31, 2024
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 20, 2023	January 31, 2024	February 23, 2024	$0.07010	$21,517	$2,829	$42,089
February 21, 2024	February 29, 2024	March 22, 2024	0.07010	22,651	2,984	44,196
February 21, 2024	March 29, 2024	April 23, 2024	0.10280	35,655	4,144	67,451
		Total	$0.24300	$79,823	$9,957	$153,736

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	For the Three Months Ended March 31, 2025
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.22900	$368,726	94.2%
Distributions in excess of net investment income(3)	0.01400	22,735	5.8%
Total	$0.24300	$391,461	100.0%

(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to Note 11 “Financial Highlights” for amounts by share class.
(3)Represents the distributions in excess of net investment income for the current period. The Company has accumulated undistributed earnings as of March 31, 2025.

	For the Three Months Ended March 31, 2024
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

Offer Date	Class	Tender Offer Expiration	Tender Offer (in thousands)	Purchase Price per Share	Shares Repurchased

February 27, 2024	S	March 31, 2024	$33,826	$9.50	3,560,660
February 27, 2024	D	March 31, 2024	$26,354	$9.51	2,771,164
February 27, 2024	I	March 31, 2024	$81,994	$9.53	8,603,765
February 26, 2025	S	March 31, 2025	$53,498	$9.46	5,655,204
February 26, 2025	D	March 31, 2025	$1,912	$9.47	201,862
February 26, 2025	I	March 31, 2025	$148,539	$9.49	15,652,202

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Note 9. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended March 31,
	2025			2024
($ in thousands, except per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Increase (decrease) in net assets resulting from operations	$77,401	$8,336	$165,996	$89,650	$11,407	$171,312
Weighted average shares of common stock outstanding—basic and diluted	553,435,797	54,656,440	1,043,162,192	356,127,221	42,899,375	630,203,053
Earnings (loss) per common share—basic and diluted	$0.14	$0.15	$0.16	$0.25	$0.27	$0.27

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

For the three months ended March 31, 2025, the Company recorded an expense for U.S. federal excise tax of $0.2 million. For the three months ended March 31, 2024, the Company recorded an expense for U.S. federal excise tax of $0.8 million.

Taxable Subsidiaries

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2025, the Company recorded a net tax expense/(benefit) of approximately $4 thousand for taxable subsidiaries. For the three months ended March 31, 2024, the Company recorded a net tax expense/(benefit) of approximately $(9) thousand for taxable subsidiaries.

The Company recorded a net deferred tax liability of $750 thousand and liability of $915 thousand as of March 31, 2025 and December 31, 2024, respectively, for taxable subsidiaries, which is primarily related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the following periods:

	For the Three Months Ended March 31,
	2025			2024
($ in thousands, except share and per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Per share data:
Net asset value, at beginning of period	$9.54	$9.55	$9.57	$9.48	$9.49	$9.50
Results of operations:
Net investment income (loss)(1)	0.21	0.22	0.23	0.25	0.27	0.27
Net realized and unrealized gain (loss)(2)	(0.07)	(0.06)	(0.07)	(0.01)	(0.01)	—
Net increase (decrease) in net assets resulting from operations	$0.14	$0.16	$0.16	$0.24	$0.26	$0.27
Shareholder distributions:
Distributions from net investment income(3)	(0.21)	(0.22)	(0.23)	(0.22)	(0.24)	(0.24)
Distributions in excess of net investment income(3)	(0.01)	(0.02)	(0.01)	—	—	—
Net decrease in net assets from shareholders’ distributions	$(0.22)	$(0.24)	$(0.24)	$(0.22)	$(0.24)	$(0.24)
Total increase (decrease) in net assets	(0.08)	(0.08)	(0.08)	0.02	0.02	0.03
Net asset value, at end of period	$9.46	$9.47	$9.49	$9.50	$9.51	$9.53

Total return(4)	1.5%	1.7%	1.7%	2.5%	2.6%	2.8%

Ratios
Ratio of net expenses to average net assets(5)(6)	9.4%	8.7%	8.6%	11.2%	11.0%	10.3%
Ratio of net investment income to average net assets(6)	9.2%	9.7%	10.1%	11.0%	12.1%	11.9%
Portfolio turnover rate	9.2%	9.2%	9.2%	3.7%	3.7%	3.7%

Supplemental Data
Weighted-average shares outstanding	553,435,797	54,656,440	1,043,162,192	356,127,221	42,899,375	630,203,053
Shares outstanding, end of period	570,264,051	57,227,131	1,089,239,943	371,785,601	41,170,574	656,148,634
Net assets, end of period	$5,394,691	$541,939	$10,332,962	$3,533,219	$391,735	$6,252,810

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
(5)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the three months ended March 31, 2025, the total operating expenses to average net assets were 9.4%, 8.8% and 8.6%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. For the three months ended March 31, 2024, the total operating expenses to average net assets were 11.2%, 11.0% and 10.3%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. Past performance is not a guarantee of future results.
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

Equity Raise

As of May 8, 2025, the Company issued 597,021,384 shares of Class S common stock, 96,818,205 shares of Class D common stock, and 1,128,880,151 shares of Class I common stock and have raised total gross proceeds of $5.64 billion, $0.90 billion, and $10.61 billion, respectively, including seed capital of $1,000 contributed by our Adviser in September 2020 and approximately $25.0 million in gross proceeds raised from an entity affiliated with the Adviser. In addition, the Company expects to receive $0.48 billion in gross subscription payments which the Company accepted on May 1, 2025 and which is pending the Company’s determination of the net asset value per share applicable to such purchase.

Dividend

On May 6, 2025, the Company’s Board declared a distribution of (i) $0.070100 per share, payable on or before June 30, 2025 to shareholders of record as of May 30, 2025, (ii) $0.070100 per share, payable on or before July 31, 2025 to shareholders of record as of June 30, 2025, and (iii) $0.070100 per share, payable on or before August 31, 2025 to shareholders of record as of July 31, 2025 and (iv) a special distribution of $0.032700 per share, payable on or before July 31, 2025 to shareholders of record as of June 30, 2025.

Global Note Program

On April 4, 2025, the Company established a €5,000,000,000 (or its equivalent in any other currency) global medium term note program (the “GMTN Program”). Under the GMTN Program, the Company may issue unsecured notes to one or more managers from time to time with such terms, including currency, interest rate and maturity, as agreed by the Company and such manager(s).

Notes issued under the GMTN Program are subject to and with the benefit of the Agency Agreement, dated April 4, 2025, by and among the Company, Deutsche Bank AG, London Branch as issuing and principal paying agent, a transfer agent and as exchange agent and Deutsche Bank Trust Company Americas as registrar, a paying agent and a transfer agent. Holders of Notes issued under the GMTN Program shall have the benefit of a deed of covenant, dated April 4, 2025 and made by the Issuer and, where applicable, a deed poll, dated April 4, 2025 and made by the Issuer.

Core Income Funding II Amendment

On April 18, 2025, Core Income Funding II and the Company entered into Amendment No. 9 to SPV Asset Facility II in order to, among other things, (i) increase the facility amount from $1.50 billion to $2.0 billion, (ii) extend the SPV Asset Facility II Revolving Period to April 18, 2028 and the SPV Asset Facility II Termination Date to April 18, 2030, (iii) reduce the applicable margin to 1.70% and (iv) amend the reduction fee and make-whole fee schedules.

Core Income Funding VI Amendment

On April 22, 2025, Core Income Funding VI entered into Amendment No. 3 to SPV Asset Facility VI in order to facilitate the assignment of Revolving Commitments amongst existing and new lenders.

CLO VIII Reset
On April 24, 2025, the Company completed a $500.7 million term debt securitization refinancing. As part of the refinancing, the CLO VIII Issuer issued the following classes of notes: (i) $275.0 million of AAA(sf) Class A-1R Notes, which bear interest at the Benchmark plus 1.49%, (ii) $30.0 million of AAA(sf) Class A-2R Notes, which bear interest at the Benchmark plus 1.80%, (iii) $35.0 million of AA(sf) Class B-R Notes, which bear interest at the Benchmark plus 1.90% and (iv) $35.0 million of A(sf) Class C-R Notes, which bear interest at the Benchmark plus 2.40%. Concurrently with the issuance and the borrowing, we issued $24.0 million of additional subordinated securities in the form of 24,000 of its preferred shares. The debt is scheduled to mature in April 2037.
Core Income Funding V Amendment

On April 29, 2025, Core Income Funding V and the Company entered into the Third Amendment to SPV Asset Facility V in order to, among other things, (i) increase the total commitment from $500.0 million to $750.0 million, (ii) amend the Minimum Equity Amount and (iii) amend the Non-Usage Fee to a range of 0.50% to 1.25%, subject to a minimum utilization of 60% to 67.5% during the Reinvestment Period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “Item 1. Financial Statements”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Credit Income Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the year ended December 31, 2024 in “Item 1A. Risk Factors.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
We have received an exemptive order that permits us to offer multiple classes of shares of common stock and to impose varying sales loads, asset-based servicing and/or distribution fees and early withdrawal fees. On November 12, 2020, we commenced our initial public offering pursuant to which we offered, on a continuous basis, $2,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock, and we sold 700,000 shares pursuant to the subscription agreement with an entity affiliated with the Adviser and met the minimum offering requirement for our continuous public offering. The purchase price of these shares sold in the private placement was $10.00 per share. On February 14, 2022, we commenced our follow-on offering, on a continuous basis, pursuant to which we offered of up to $13,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. On December 6, 2024, we commenced our current offering pursuant to which we are offering up to $14,000,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock.The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager”). The Dealer Manager is entitled to receive upfront selling commissions of up to 3.50% of the offering price of each Class S share sold in the offering and 1.50% of the offering price of each Class D share sold. Class I shares are not subject to upfront selling commissions. Any upfront selling commissions for the Class S shares and Class D shares sold in the offering will be deducted from the purchase price. Class S, Class D and Class I shares were offered at initial purchase prices per shares of $10.35, $10.15 and $10.00, respectively. Currently, the purchase price per share for each class of common stock varies, but will not be sold at a price below our net asset value per share of such class, as determined in accordance with our share pricing policy, plus applicable upfront selling commissions. We also engage in private placements of our common stock.
Since meeting the minimum offering requirement and commencing our continuous public offering through March 31, 2025, we have issued 576,949,395 shares of Class S common stock, 95,922,186 shares of Class D common stock, and 1,087,399,374 shares of Class I common stock for gross proceeds, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, of $5.45 billion, $0.89 billion, and $10.22 billion, respectively, including $1,000 of seed capital contributed by our Adviser in September 2020, approximately $25.0 million in gross proceeds raised from an entity affiliated with the Adviser, and 98,021,996 shares of our Class I common stock issued in a private placement issued to feeder vehicles primarily created to hold our Class I shares for gross proceeds of approximately $0.93 billion. The Adviser, the entity affiliated with the Adviser, and their permitted assignees may not engage in any transaction that would result in the effective economic disposition of the Class I shares.
Our Adviser also serves as investment adviser to Blue Owl Capital Corporation and Blue Owl Capital Corporation II.

Blue Owl consists of three product platforms: (1) Credit, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms and (3) Real Assets, which primarily focuses on the strategies of net lease real estate and real estate credit. The direct lending strategy of Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OTCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which also are registered investment advisers. As of March 31, 2025, the Adviser and its affiliates had $139.24 billion of assets under management across Blue Owl’s Credit platform.
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
We may be prohibited under the Investment Company Act of 1940, as amended (the “1940 Act”) from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, the Adviser and certain of our affiliates were granted an order for exemptive relief that permitted co-investing with our affiliates subject to various approvals of the Board and other conditions. On May 6, 2025, we, the Adviser and certain of our affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Order”) by the SEC for us to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board.
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

Our Investment Framework

Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and make debt and equity investments in, U.S. middle-market companies and is intended to generate favorable returns across credit cycles with an emphasis on preserving capital. Since our Adviser and its affiliates began investment activities in April 2016 through March 31, 2025, our Adviser and its affiliates have originated $154.08 billion aggregate principal amount of investments, of which $150.10 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle-market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. Except for our specialty financing portfolio investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder. We intend, under normal circumstances, to invest directly, or indirectly through our investments in OCIC SLF LLC (f/k/a Blue Owl Credit Income Senior Loan Fund) (“OCIC SLF”) and Blue Owl Credit SLF LLC (“Credit SLF”) or any similarly situated companies, at least 80% of the value of our total assets in credit investments. We define “credit” to mean debt investments made in exchange for regular interest payments.

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
We target portfolio companies where we can structure larger transactions that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio). As of March 31, 2025, our average investment size in each of our portfolio companies was approximately $84.4 million based on fair value. As of March 31, 2025, excluding the investment in OCIC SLF, Credit SLF and certain investments that fall outside our typical borrower profile, our portfolio companies representing 92.5% of our total debt portfolio based on fair value, had weighted average annual revenue of $1.12 billion, weighted average annual EBITDA of $272.1 million, an average interest coverage of 1.9x and an average net loan-to-value of 39.7%.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2025, 98.4% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Following any quarter in which Available Operating Funds exceeded the cumulative distributions paid by us in respect of such quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we were required to pay such Excess Operating Funds, or a portion thereof, in accordance with the stipulations below, as applicable, to the Adviser, until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such quarter had been reimbursed. Any payments required to be made by us are referred to as a “Reimbursement Payment”.

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

Portfolio and Investment Activity

As of March 31, 2025, based on fair value, our portfolio consisted of 90.6% first lien senior secured debt investments (of which 39.6% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 2.6% second-lien senior secured debt investments, 1.6% unsecured debt investments, 1.0% joint ventures, 1.5% preferred equity investments, and 2.7% common equity investments.

As of March 31, 2025, our weighted average total yield of the portfolio at fair value and amortized cost was 9.7% and 9.7%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 9.9% and 9.8%, respectively. Refer to our weighted average yields and interest rates table for more information on our calculation of weighted average yields. As of March 31, 2025, the weighted average spread of total debt investments was 5.2%.

As of March 31, 2025 we had investments in 349 portfolio companies with an aggregate fair value of $29.46 billion. As of March 31, 2025, we had net leverage of 0.75x debt-to-equity and we target net leverage of 0.90x-1.25x debt-to-equity.

The current lending environment is challenging as the potential impact from recent trade and economic policies has resulted in increased uncertainty and merger and acquisition activity remains below historical levels. However, our platform continues to find attractive investment opportunities for deployment, predominantly in first lien originations. In addition, a large portion of our originations across the platform this quarter were deployed into existing borrowers as part of incumbent transactions.

Currently, the economic outlook is uncertain and stocks and public fixed income markets have been volatile; however, the credit quality of our portfolio has been consistent. We continue to focus on investing in non-cyclical industries we view as recession resistant and that we are familiar with, including defensive service-oriented sectors that provide intangible products such as healthcare, business services, financial services or software. These companies have reduced reliance on manufactured goods or commodities which minimizes direct tariff impacts.

Blue Owl serves as the lead, co-lead or administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers have a weighted average EBITDA of $272.1 million and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl’s direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1.00 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection. The average hold size of Blue Owl’s direct lending strategy’s new investments is approximately $350.0 million (up from approximately $200.0 million in 2021) and average total new deal size is $1.00 billion (up from approximately $600.0 million in 2021).

We believe that the construction of our current portfolio coupled with our experienced investment team and strong underwriting standards leave us well-positioned for the current economic environment. Many of the companies in which we invest are continuing to see modest growth in both revenues and EBITDA. However, in the event of further geopolitical, economic and financial market instability in the U.S. and elsewhere, it is possible that the results of some of the middle-market companies similar to those in which we invest could be challenged.

While we are not seeing a meaningful increase in amendment activity, requests for increased revolver borrowings, missed payments, downward movement in our watch list or other signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
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

Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
New investment commitments
Gross originations	$6,628,211	$3,937,343
Less: Sell downs	—	(67,500)
Total new investment commitments	$6,628,211	$3,869,843
Principal amount of new investments funded:
First-lien senior secured debt investments	$5,267,245	$3,108,053
Second-lien senior secured debt investments	26,017	21,500
Unsecured debt investments	139,609	—
Joint ventures	1,231	35,000
Preferred equity investments	88,049	—
Common equity investments	11,116	69,408
Total principal amount of new investments funded	$5,533,267	$3,233,961

Drawdowns (Repayments) on revolvers and delayed draw term loans, net	$270,662

Principal amount of investments sold or repaid:
First-lien senior secured debt investments(1)	$(2,352,394)	$(811,294)
Second-lien senior secured debt investments	(19,000)	(251,684)
Unsecured debt investments	(139,609)	—
Joint ventures	—	—
Preferred equity investments	(27,502)	(2,194)
Common equity investments	(77,251)	—
Total principal amount of investments sold or repaid	$(2,615,756)	$(1,065,172)
Number of new investment commitments in new portfolio companies(2)	46	37
Average new investment commitment amount in new portfolio companies	75,382	52,452
Weighted average term for new investment commitments (in years)	6.8	5.9
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	—%	—%

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Weighted average interest rate of new debt investment commitments(3)	8.8%	10.5%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	4.5%	5.2%

(1)Includes scheduled paydowns.
(2)Number of new investment commitments represents commitments to a particular portfolio company.
(3)For the three months ended March 31, 2025 and 2024, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.29% and 5.30%, respectively.

Investments at fair value and amortized cost consisted of the below as of the following periods:

	March 31, 2025			December 31, 2024
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$26,774,518	$26,699,852	(5)	$23,703,828	$23,665,142	(6)
Second-lien senior secured debt investments	806,343	766,222		802,519	767,392
Unsecured debt investments	453,036	457,391		447,930	440,633
Preferred equity investments(2)	438,367	436,093		367,924	364,672
Common equity investments(3)	706,478	803,269		742,386	825,152
Joint ventures(4)	320,310	297,582		319,078	315,903
Total Investments	$29,499,052	$29,460,409		$26,383,665	$26,378,894

(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing DAC.
(3)Includes equity investments in Amergin AssetCo, Fifth Season and LSI Financing LLC.
(4)Includes equity investments in OCIC SLF and Credit SLF.
(5)39.6% of which we consider unitranche loans.
(6)38.5% of which we consider unitranche loans.

The table below describes investments by industry composition based on fair value as of the following periods:

	March 31, 2025	December 31, 2024
Advertising and media	1.5%	1.8%
Aerospace and defense	0.8	0.8
Asset based lending and fund finance(1)	1.1	1.1
Automotive services	0.6	0.7
Automotive aftermarket	0.1	0.1
Buildings and real estate	2.5	2.6
Business services	5.7	6.0
Chemicals	2.6	2.9
Consumer products	1.4	1.5
Containers and packaging	3.4	2.4
Distribution	2.2	2.3
Education	0.9	0.9
Energy equipment and services	0.3	0.3
Financial services	5.0	5.1
Food and beverage	5.9	6.3
Healthcare equipment and services	7.3	6.0
Healthcare providers and services	13.2	12.0
Healthcare technology	5.3	5.7
Household products	1.1	1.3
Human resource support services	0.7	0.8

	March 31, 2025	December 31, 2024
Infrastructure and environmental services	1.4	1.5
Insurance(2)	9.7	9.4
Internet software and services	11.0	11.6
Joint ventures(3)	1.0	1.2
Leisure and entertainment	2.7	3.0
Manufacturing	3.7	3.5
Pharmaceuticals(4)	1.4	1.1
Professional services	4.2	4.6
Specialty retail	1.6	1.8
Telecommunications	1.1	1.1
Transportation	0.6	0.6
Total	100.0%	100.0%

(1)Includes investment in Amergin AssetCo.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investments in OCIC SLF and Credit SLF.
(4)Includes equity investments in LSI Financing DAC and LSI Financing LLC.

The table below describes investments by geographic composition based on fair value as of the following periods:

	March 31, 2025	December 31, 2024
United States:
Midwest	19.5%	20.6%
Northeast	22.9	20.1
South	32.3	32.7
West	15.9	16.2
International	9.4	10.4
Total	100.0%	100.0%

The table below describes the weighted average yields and interest rates of our investments based on fair value as of the following periods:

	March 31, 2025	December 31, 2024
Weighted average total yield of portfolio(1)	9.7%	9.9%
Weighted average total yield of debt and income producing securities(1)	9.9%	10.0%
Weighted average interest rate of debt securities	9.4%	9.7%
Weighted average spread over base rate of all floating rate investments	5.1%	5.2%

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
The following table shows the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	March 31, 2025		December 31, 2024
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$1,661,499	5.6%	$1,507,477	5.7%
2	26,575,195	90.3	23,692,115	89.8
3	1,188,756	4.0	1,147,787	4.4
4	33,840	0.1	—	—
5	1,119	0.0	31,515	0.1
Total	$29,460,409	100.0%	$26,378,894	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of the following periods:

	March 31, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$27,958,637	99.7%	$24,911,661	99.8%
Non-accrual	75,260	0.3	42,616	0.2
Total	$28,033,897	100.0%	$24,954,277	100.0%

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

Specialty Financing Portfolio Companies

Amergin

Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management, LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of March 31, 2025, our commitment to Amergin AssetCo is $228.3 million, of which $124.0 million is equity and $104.3 million is debt. As of March 31, 2025, the fair value of our investment in Amergin AssetCo was $174.3 million. As of March 31, 2025, the fair value of our investment in Amergin Asset Management, LLC was $1.8 million. We do not consolidate our equity interest in Amergin AssetCo or Amergin Asset Management, LLC.

Fifth Season Investments LLC

Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity commitment to Fifth Season. As of March 31, 2025, the fair value of our investment in Fifth Season was $245.3 million. We do not consolidate our equity interest in Fifth Season.

LSI Financing 1 DAC

LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial equity commitment to LSI Financing DAC. As of March 31, 2025, fair value of our investment in LSI Financing DAC is $4.7 million. We do not consolidate our equity interest in LSI Financing DAC.

LSI Financing LLC

LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by us pursuant to the Investment Advisory Agreement equal to our pro rata amount of such consulting fee. On November 25, 2024, we made an initial equity commitment to LSI Financing LLC. As of March 31, 2025, the fair value of our investment in LSI Financing LLC is $224.9 million and our total commitment is $220.8 million. We do not consolidate our equity interest in LSI Financing LLC.
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
Refer to Exhibit 99.1 for the OCIC SLF’s Supplemental Financial Information.
Blue Owl Credit SLF LLC
On May 6, 2024, Blue Owl Credit SLF LLC (“Credit SLF”), a Delaware limited liability company, was formed as a joint venture. We, along with, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Technology Finance Corp., Blue Owl Technology Income Corp., and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”) co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. Our investment in Credit SLF is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our non-controlling interest in Credit SLF.

Refer to Exhibit 99.2 for the Credit SLF's Supplemental Financial Information.
Results of Operations

The following table represents the operating results for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Total Investment Income	$707,250	$528,157
Less: Operating Expenses	338,304	253,232
Net Investment Income (Loss) Before Taxes	368,946	274,925
Less: Income taxes, including excise taxes	220	799
Net Investment Income (Loss) After Taxes	368,726	274,126
Net change in unrealized gain (loss)	(53,113)	1,615
Net realized gain (loss)	(63,880)	(3,371)
Net Increase (Decrease) in Net Assets Resulting from Operations	$251,733	$272,370
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the three months ended March 31, 2025, our net asset value per share decreased, primarily driven by a decrease in the fair value of our investments, net realized losses and dividends paid in excess of earnings. For the three months ended March 31, 2024, our net asset value per share increased, primarily driven by earnings in excess of dividends paid.
Investment Income

The following table represents investment income for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Investment income
Interest income	$630,819	$462,052
PIK interest income	28,762	27,562
Dividend income	26,496	15,841
PIK dividend income	13,344	17,251
Other income	7,829	5,451
Total Investment Income	$707,250	$528,157

For the Three Months ended March 31, 2025 and 2024

Investment income increased to $707.3 million for the three months ended March 31, 2025 from $528.2 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $17.64 billion as of March 31, 2024 to $28.34 billion as of March 31, 2025. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Income generated from these fees was $15.7 million for the three months ended March 31, 2025 and $13.2 million for the three months ended March 31, 2024. For the three months ended March 31, 2025, PIK interest and PIK dividend income earned was $28.8 million and $13.3 million, respectively. PIK interest and PIK dividend income represented approximately 4.1% and 1.9% of total investment income for the three months ended March 31, 2025, respectively. For the three months ended March 31, 2024, PIK interest and PIK dividend income earned was $27.6 million and $17.2 million, respectively. PIK interest and PIK dividend income represented approximately 5.2% and 3.3% of total investment income for the three months ended March 31, 2024, respectively. Other income increased period-over-period due to an increase in unfunded investment commitment fees and incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing or as a result of episodic amendments made to the terms of our existing debt investments. Included in investment income is dividend income which includes income earned from our controlled, affiliated and non-controlled, affiliated equity investments. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

Expenses

The following table represents expenses for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Offering costs	$1,962	$1,251
Interest expense	216,560	169,416
Management fees	46,397	28,519
Performance based incentive fees	52,675	38,910
Professional fees	5,596	5,616
Directors’ fees	320	326
Shareholder servicing fees	11,408	7,412
Other general and administrative	3,386	1,782
Total operating expenses	$338,304	$253,232

For the Three Months Ended March 31, 2025 and 2024

Total operating expenses increased to $338.3 million for the three months ended March 31, 2025 from $253.2 million for the same period prior year primarily due to increases in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in the net asset value of the fund. The increase in incentive fees was due to higher pre-incentive fee net investment income earned during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in interest expense was driven by an increase in average daily borrowings to $12.50 billion from $8.26 billion period over period, partially offset by a decrease in the average interest rate to 6.8% from 7.6% period over period. As a percentage of total assets, offering costs, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

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

For the three months ended March 31, 2025, we recorded U.S. federal excise tax of $0.2 million. For the three months ended March 31, 2024, we recorded U.S. federal excise tax of $0.8 million.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2025, we recorded a net tax expense/(benefit) of approximately $4 thousand for taxable subsidiaries. For the three months ended March 31, 2024, we recorded a net tax expense/(benefit) of approximately $(9) thousand for taxable subsidiaries.

We recorded a net deferred tax liability of $750 thousand and liability of $915 thousand as of March 31, 2025 and December 31, 2024, respectively, for taxable subsidiaries, which is primarily related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests.

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

Net Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The below table represents the net unrealized gains (losses) on our investment portfolio for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(54,453)	$(4,071)
Non-controlled, affiliated investments	(82)	1,343
Controlled, affiliated investments	(6,275)	4,626
Translation of assets and liabilities in foreign currencies	7,528	(291)
Income tax (provision) benefit	169	8
Net change in unrealized gain (loss)	$(53,113)	$1,615

For the Three Months ended March 31, 2025 and 2024

For the three months ended March 31, 2025, the net unrealized loss was primarily driven by decreases in the fair value of certain debt investments, partially offset by reversals of prior period unrealized losses that were realized during the period in connection with restructurings. As of March 31, 2025, the fair value of our debt investments as a percentage of principal was 98.6%, as compared to 98.9% as of December 31, 2024.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended March 31, 2025 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Physician Partners, LLC	$39.5
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(1)	(19.4)
EOS Finco S.A.R.L	(17.1)
Notorious Topco, LLC (dba Beauty Industry Group)	(14.4)
Ivanti Software, Inc.	11.8
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(1)	9.0
KWOR Acquisition, Inc. (dba Alacrity Solutions)	7.5
Asurion, LLC	(5.7)
Gloves Buyer, Inc. (dba Protective Industrial Products)	(5.2)
Creek Parent, Inc. (dba Catalent)	4.1
Remaining portfolio companies	(70.9)
Total	$(60.8)

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

Net Realized Gains (Losses)

The table below represents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Net realized gain (loss):
Non-controlled, non-affiliated investments	$(57,865)	$(3,447)
Translation of assets and liabilities in foreign currencies	(6,015)	76
Net realized gain (loss)	$(63,880)	$(3,371)
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
As of March 31, 2025 and December 31, 2024, our asset coverage ratios were 218% and 209%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of March 31, 2025, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2025 we had $2.40 billion available under our credit facilities.
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
As of March 31, 2025, we had $0.54 billion in cash. During the three months ended March 31, 2025, we used $1.84 billion in cash for operating activities, primarily as a result of funding portfolio investments of $4.20 billion, partially offset by sales and repayments of portfolio investments of $1.08 billion and other operating activities of $1.28 billion. Lastly, cash provided by financing activities was $1.36 billion during the period, which was the result of proceeds from the issuance of shares of $1.93 billion, partially offset by $0.21 billion of distributions paid, share repurchases of $0.19 billion and net repayments on our credit facilities, net of debt issuance and deferred offering costs, of $0.16 billion.

Net Assets

Share Issuances

We have the authority to issue 4,500,000,000 common shares at $0.01 per share par value, 1,500,000,000 of which are classified as Class S common shares, 1,000,000,000 of which are classified as Class D common shares, and 2,000,000,000 of which are classified as Class I common shares. Pursuant to our initial public offering we offered $2,500,000,000 in any combination of shares of Class S, Class D, and Class I common stock. On February 14, 2022, we commenced our follow-on offering, pursuant to which we offered, on a continuous basis, up to $13,500,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. Pursuant to our current offering we are offering $14,000,000,000 in any combination of shares of Class S, Class D and Class I common stock.

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
The below tables summarize transactions with respect to shares of our common stock during the following periods:

	For the Three Months Ended March 31, 2025
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	56,793,287	$545,712	5,939,949	$57,107	104,898,800	$1,002,790	167,632,036	$1,605,609
Shares/gross proceeds from the private placements	—	—	—	—	34,115,615	325,637	34,115,615	325,637
Share Transfers between classes(1)	(2,370,300)	(22,590)	2,733	24	2,360,148	22,566	(7,419)	—
Reinvestment of distributions	5,831,531	55,580	426,487	4,069	11,063,342	105,776	17,321,360	165,425
Repurchased shares	(5,655,204)	(53,498)	(201,862)	(1,912)	(15,652,202)	(148,539)	(21,509,268)	(203,949)
Total shares/gross proceeds	54,599,314	525,204	6,167,307	59,288	136,785,703	1,308,230	197,552,324	1,892,722
Sales load	—	(4,574)	—	(430)	—	—	—	(5,004)
Total shares/net proceeds	54,599,314	$520,630	6,167,307	$58,858	136,785,703	$1,308,230	197,552,324	$1,887,718

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

The changes to our offering price per share since the commencement of our initial continuous public offering and associated effective dates of such changes were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

March 1, 2021	$9.26	$0.32	$9.58
April 1, 2021	$9.26	$0.32	$9.58
May 1, 2021	$9.26	$0.32	$9.58
June 1, 2021	$9.28	$0.32	$9.60
July 1, 2021	$9.30	$0.33	$9.63
August 1, 2021	$9.30	$0.33	$9.63
September 1, 2021	$9.30	$0.33	$9.63
October 1, 2021	$9.31	$0.33	$9.64
November 1, 2021	$9.32	$0.33	$9.65
December 1, 2021	$9.31	$0.33	$9.64
January 1, 2022	$9.33	$0.33	$9.66
February 1, 2022	$9.33	$0.33	$9.66
March 1, 2022	$9.27	$0.32	$9.59
April 1, 2022	$9.24	$0.32	$9.56
May 1, 2022	$9.23	$0.32	$9.55
June 1, 2022	$9.02	$0.32	$9.34
July 1, 2022	$8.84	$0.31	$9.15

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

August 1, 2022	$9.02	$0.32	$9.34
September 1, 2022	$9.09	$0.32	$9.41
October 1, 2022	$8.99	$0.31	$9.30
November 1, 2022	$9.00	$0.32	$9.32
December 1, 2022	$9.05	$0.32	$9.37
January 1, 2023	$9.06	$0.32	$9.38
February 1, 2023	$9.24	$0.32	$9.56
March 1, 2023	$9.23	$0.32	$9.55
April 1, 2023	$9.21	$0.32	$9.53
May 1, 2023	$9.21	$0.32	$9.53
June 1, 2023	$9.18	$0.32	$9.50
July 1, 2023	$9.28	$0.32	$9.60
August 1, 2023	$9.33	$0.33	$9.66
September 1, 2023	$9.37	$0.33	$9.70
October 1, 2023	$9.40	$0.33	$9.73
November 1, 2023	$9.36	$0.33	$9.69
December 1, 2023	$9.42	$0.33	$9.75
January 1, 2024	$9.48	$0.33	$9.81
February 1, 2024	$9.49	$0.33	$9.82
March 1, 2024	$9.49	$0.33	$9.82
April 1, 2024	$9.50	$0.33	$9.83
May 1, 2024	$9.51	$0.33	$9.84
June 1, 2024	$9.57	$0.33	$9.90
July 1, 2024	$9.53	$0.33	$9.86
August 1, 2024	$9.55	$0.33	$9.88
September 1, 2024	$9.56	$0.33	$9.89
October 1, 2024	$9.55	$0.33	$9.88
November 1, 2024	$9.55	$0.33	$9.88
December 1, 2024	$9.55	$0.33	$9.88
January 1, 2025	$9.54	$0.33	$9.87
February 1, 2025	$9.54	$0.33	$9.87
March 1, 2025	$9.51	$0.33	$9.84

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

March 1, 2021	$9.26	$0.14	$9.40
April 1, 2021	$9.26	$0.14	$9.40
May 1, 2021	$9.25	$0.14	$9.39
June 1, 2021	$9.27	$0.14	$9.41
July 1, 2021	$9.29	$0.14	$9.43
August 1, 2021	$9.29	$0.14	$9.43
September 1, 2021	$9.29	$0.14	$9.43
October 1, 2021	$9.31	$0.14	$9.45
November 1, 2021	$9.32	$0.14	$9.46
December 1, 2021	$9.31	$0.14	$9.45

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

January 1, 2022	$9.34	$0.14	$9.48
February 1, 2022	$9.33	$0.14	$9.47
March 1, 2022	$9.27	$0.14	$9.41
April 1, 2022	$9.25	$0.14	$9.39
May 1, 2022	$9.24	$0.14	$9.38
June 1, 2022	$9.04	$0.14	$9.18
July 1, 2022	$8.86	$0.13	$8.99
August 1, 2022	$9.04	$0.14	$9.18
September 1, 2022	$9.09	$0.14	$9.23
October 1, 2022	$9.00	$0.14	$9.14
November 1, 2022	$9.01	$0.14	$9.15
December 1, 2022	$9.05	$0.14	$9.19
January 1, 2023	$9.07	$0.14	$9.21
February 1, 2023	$9.25	$0.14	$9.39
March 1, 2023	$9.24	$0.14	$9.38
April 1, 2023	$9.22	$0.14	$9.36
May 1, 2023	$9.22	$0.14	$9.36
June 1, 2023	$9.19	$0.14	$9.33
July 1, 2023	$9.29	$0.14	$9.43
August 1, 2023	$9.34	$0.14	$9.48
September 1, 2023	$9.38	$0.14	$9.52
October 1, 2023	$9.41	$0.14	$9.55
November 1, 2023	$9.37	$0.14	$9.51
December 1, 2023	$9.43	$0.14	$9.57
January 1, 2024	$9.49	$0.14	$9.63
February 1, 2024	$9.50	$0.14	$9.64
March 1, 2024	$9.50	$0.14	$9.64
April 1, 2024	$9.51	$0.14	$9.65
May 1, 2024	$9.52	$0.14	$9.66
June 1, 2024	$9.58	$0.14	$9.72
July 1, 2024	$9.55	$0.14	$9.69
August 1, 2024	$9.56	$0.14	$9.70
September 1, 2024	$9.57	$0.14	$9.71
October 1, 2024	$9.56	$0.14	$9.70
November 1, 2024	$9.56	$0.14	$9.70
December 1, 2024	$9.56	$0.14	$9.70
January 1, 2025	$9.55	$0.14	$9.69
February 1, 2025	$9.55	$0.14	$9.69
March 1, 2025	$9.52	$0.14	$9.66

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

Initial Offering Price	$10.00	$—	$10.00
March 1, 2021	$9.26	$—	$9.26
April 1, 2021	$9.26	$—	$9.26

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

May 1, 2021	$9.26	$—	$9.26
June 1, 2021	$9.28	$—	$9.28
July 1, 2021	$9.30	$—	$9.30
August 1, 2021	$9.30	$—	$9.30
September 1, 2021	$9.30	$—	$9.30
October 1, 2021	$9.32	$—	$9.32
November 1, 2021	$9.32	$—	$9.32
December 1, 2021	$9.31	$—	$9.31
January 1, 2022	$9.34	$—	$9.34
February 1, 2022	$9.34	$—	$9.34
March 1, 2022	$9.28	$—	$9.28
April 1, 2022	$9.26	$—	$9.26
May 1, 2022	$9.25	$—	$9.25
June 1, 2022	$9.05	$—	$9.05
July 1, 2022	$8.88	$—	$8.88
August 1, 2022	$9.06	$—	$9.06
September 1, 2022	$9.11	$—	$9.11
October 1, 2022	$9.01	$—	$9.01
November 1, 2022	$9.02	$—	$9.02
December 1, 2022	$9.07	$—	$9.07
January 1, 2023	$9.08	$—	$9.08
February 1, 2023	$9.26	$—	$9.26
March 1, 2023	$9.26	$—	$9.26
April 1, 2023	$9.24	$—	$9.24
May 1, 2023	$9.24	$—	$9.24
June 1, 2023	$9.21	$—	$9.21
July 1, 2023	$9.31	$—	$9.31
August 1, 2023	$9.36	$—	$9.36
September 1, 2023	$9.39	$—	$9.39
October 1, 2023	$9.43	$—	$9.43
November 1, 2023	$9.38	$—	$9.38
December 1, 2023	$9.45	$—	$9.45
January 1, 2024	$9.50	$—	$9.50
February 1, 2024	$9.51	$—	$9.51
March 1, 2024	$9.52	$—	$9.52
April 1, 2024	$9.53	$—	$9.53
May 1, 2024	$9.53	$—	$9.53
June 1, 2024	$9.59	$—	$9.59
July 1, 2024	$9.56	$—	$9.56
August 1, 2024	$9.58	$—	$9.58
September 1, 2024	$9.58	$—	$9.58
October 1, 2024	$9.57	$—	$9.57
November 1, 2024	$9.58	$—	$9.58
December 1, 2024	$9.57	$—	$9.57
January 1, 2025	$9.57	$—	$9.57

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

February 1, 2025	$9.57	$—	$9.57
March 1, 2025	$9.54	$—	$9.54
Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were recorded during the following periods:

	For the Three Months Ended March 31, 2025
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 5, 2024	January 31, 2025	February 25, 2025	$0.07010	$33,890	$3,499	$69,929
February 18, 2025	February 28, 2025	March 25, 2025	0.07010	35,308	3,794	72,626
February 18, 2025	March 31, 2025	April 24, 2025	0.10280	54,669	5,767	111,979
		Total	$0.24300	$123,867	$13,060	$254,534

(1)Distributions per share are gross of shareholder servicing fees.
(2)Distribution amounts are net of shareholder servicing fees.

	For the Three Months Ended March 31, 2024
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 20, 2023	January 31, 2024	February 23, 2024	$0.07010	$21,517	$2,829	$42,089
February 21, 2024	February 29, 2024	March 22, 2024	0.07010	22,651	2,984	44,196
February 21, 2024	March 29, 2024	April 23, 2024	0.10280	35,655	4,144	67,451
		Total	$0.24300	$79,823	$9,957	$153,736

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

	For the Three Months Ended March 31, 2025
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.22900	$368,726	94.2%
Distributions in excess of net investment income(3)	0.01400	22,735	5.8%
Total	$0.24300	$391,461	100.0%

(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to “ITEM 1. - Notes to Consolidated Financial Statements - Note 11. Financial Highlights” for amounts by share class.
(3)Represents the distributions in excess of net investment income for the current period. The Company has accumulated undistributed earnings as of March 31, 2025.

	For the Three Months Ended March 31, 2024
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

Offer Date	Class	Tender Offer Expiration	Tender Offer (in thousands)	Purchase Price per Share	Shares Repurchased

February 27, 2024	S	March 31, 2024	$33,826	$9.50	3,560,660
February 27, 2024	D	March 31, 2024	$26,354	$9.51	2,771,164
February 27, 2024	I	March 31, 2024	$81,994	$9.53	8,603,765
May 24, 2024	S	June 28, 2024	$50,529	$9.53	5,302,035
May 24, 2024	D	June 28, 2024	$3,558	$9.55	372,544
May 24, 2024	I	June 28, 2024	$97,737	$9.56	10,223,527
August 30, 2024	S	September 30, 2024	$46,534	$9.55	4,872,698
August 30, 2024	D	September 30, 2024	$2,153	$9.56	225,274
August 30, 2024	I	September 30, 2024	$102,943	$9.57	10,756,911
November 26, 2024	S	December 31, 2024	$54,850	$9.54	5,749,465
November 26, 2024	D	December 31, 2024	$8,863	$9.55	928,082
November 26, 2024	I	December 31, 2024	$129,643	$9.57	13,546,800
February 26, 2025	S	March 31, 2025	$53,498	$9.46	5,655,204
February 26, 2025	D	March 31, 2025	$1,912	$9.47	201,862
February 26, 2025	I	March 31, 2025	$148,539	$9.49	15,652,202

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of the following periods:

	March 31, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs (Premium)	Net Carrying Value
Revolving Credit Facility(2)(4)	$3,300,000	$1,411,214	$1,834,225	$(21,864)	$1,389,350
SPV Asset Facility I	525,000	200,000	125,931	(5,261)	194,739
SPV Asset Facility II	1,500,000	1,050,000	37,067	(11,231)	1,038,769
SPV Asset Facility III(2)	1,500,000	888,331	23,457	(12,597)	875,734
SPV Asset Facility IV	500,000	330,000	46,178	(8,230)	321,770
SPV Asset Facility V	500,000	265,000	13,067	(4,700)	260,300
SPV Asset Facility VI	750,000	220,000	189,504	(8,043)	211,957
SPV Asset Facility VII(2)	500,000	246,385	111,453	(3,238)	243,147
SPV Asset Facility VIII	500,000	200,000	14,282	(3,007)	196,993
CLO VIII	290,000	290,000	—	(1,784)	288,216
CLO XI	260,000	260,000	—	(1,583)	258,417
CLO XII	260,000	260,000	—	(1,701)	258,299
CLO XV	312,000	312,000	—	(2,692)	309,308
CLO XVI	420,000	420,000	—	(2,610)	417,390
CLO XVII	325,000	325,000	—	(2,758)	322,242
CLO XVIII	260,000	260,000	—	(1,820)	258,180
CLO XIX	260,000	260,000	—	(1,889)	258,111
September 2026 Notes	350,000	350,000	—	(2,463)	347,537
February 2027 Notes	500,000	500,000	—	(2,958)	497,042
September 2027 Notes(3)	600,000	600,000	—	(4,728)	598,724
AUD 2027 Notes(2)(3)	295,750	295,750	—	(2,484)	275,834
June 2028 Notes(3)	650,000	650,000	—	(7,469)	650,594
January 2029 Notes(3)	550,000	550,000	—	(10,766)	545,879
September 2029 Notes(3)	900,000	900,000	—	(8,434)	909,906
March 2030 Notes(3)	1,000,000	1,000,000	—	(20,567)	955,157
March 2031 Notes(3)	750,000	750,000	—	(18,881)	732,122
Total Debt	$17,557,750	$12,793,680	$2,395,164	$(173,758)	$12,615,717

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
(3)Net Carrying Value is inclusive of change in fair market value of effective hedge.
(4)The amount available is reduced by $54.6 million of outstanding letters of credit.

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
(4)The amount available is reduced by $38.2 million of outstanding letters of credit.

The below table represents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Interest expense	$213,576	$158,509
Amortization of debt issuance costs	11,038	6,281
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items(1)	(8,054)	4,626
Total Interest Expense	$216,560	$169,416
Average interest rate	6.8%	7.6%
Average daily borrowings	$12,499,494	$8,255,253

(1)Refer to “ITEM 1. – FINANCIAL STATEMENTS – Notes to Consolidated Financial Statements – Note 5. Debt – September 2027, AUD 2027, June 2028, January 2029, September 2029, March 2030, and March 2031 Notes” for details on the facilities’ interest rate swaps.

The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)

Promissory Note(5)
March 31, 2025 (unaudited)	$—	$—	—	N/A
December 31, 2024	$—	$—	—	N/A
December 31, 2023	$—	$—	—	N/A
December 31, 2022	$—	$—	—	N/A
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$10.0	$2,226.8	—	N/A
SPV Asset Facility I
March 31, 2025 (unaudited)	$200.0	$2,177.7	—	N/A
December 31, 2024	$300.0	$2,094.8	—	N/A
December 31, 2023	$475.0	$2,085.2	—	N/A
December 31, 2022	$440.4	$1,927.2	—	N/A
December 31, 2021	$301.3	$1,998.5	—	N/A
SPV Asset Facility II
March 31, 2025 (unaudited)	$1,050.0	$2,177.7	—	N/A
December 31, 2024	$920.0	$2,094.8	—	N/A
December 31, 2023	$1,718.0	$2,085.2	—	N/A
December 31, 2022	$1,538.0	$1,927.2	—	N/A
December 31, 2021	$446.0	$1,998.5	—	N/A
SPV Asset Facility III
March 31, 2025 (unaudited)	$888.3	$2,177.7	—	N/A
December 31, 2024	$971.9	$2,094.8	—	N/A
December 31, 2023	$522.0	$2,085.2	—	N/A
December 31, 2022	$555.0	$1,927.2	—	N/A
SPV Asset Facility IV
March 31, 2025 (unaudited)	$330.0	$2,177.7	—	N/A
December 31, 2024	$355.0	$2,094.8	—	N/A
December 31, 2023	$250.0	$2,085.2	—	N/A
December 31, 2022	$465.0	$1,927.2	—	N/A
SPV Asset Facility V
March 31, 2025 (unaudited)	$265.0	$2,177.7	—	N/A
December 31, 2024	$250.0	$2,094.8	—	N/A
December 31, 2023	$200.0	$2,085.2	—	N/A
SPV Asset Facility VI
March 31, 2025 (unaudited)	$220.0	$2,177.7	—	N/A
December 31, 2024	$350.0	$2,094.8	—	N/A
December 31, 2023	$160.0	$2,085.2	—	N/A
SPV Asset Facility VII
March 31, 2025 (unaudited)	$246.4	$2,177.7	—	N/A
December 31, 2024	$165.9	$2,094.8	—	N/A
SPV Asset Facility VIII
March 31, 2025 (unaudited)	$200.0	$2,177.7	—	N/A
December 31, 2024	$200.0	$2,094.8	—	N/A
CLO VIII
March 31, 2025 (unaudited)	$290.0	$2,177.7	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)

December 31, 2024	$290.0	$2,094.8	—	N/A
December 31, 2023	$290.0	$2,085.2	—	N/A
December 31, 2022	$290.0	$1,927.2	—	N/A
CLO XI
March 31, 2025 (unaudited)	$260.0	$2,177.7	—	N/A
December 31, 2024	$260.0	$2,094.8	—	N/A
December 31, 2023	$260.0	$2,085.2	—	N/A
CLO XII
March 31, 2025 (unaudited)	$260.0	$2,177.7	—	N/A
December 31, 2024	$260.0	$2,094.8	—	N/A
December 31, 2023	$260.0	$2,085.2	—	N/A
CLO XV
March 31, 2025 (unaudited)	$312.0	$2,177.7	—	N/A
December 31, 2024	$312.0	$2,094.8	—	N/A
CLO XVI
March 31, 2025 (unaudited)	$420.0	$2,177.7	—	N/A
December 31, 2024	$420.0	$2,094.8	—	N/A
CLO XVII
March 31, 2025 (unaudited)	$325.0	$2,177.7	—	N/A
December 31, 2024	$325.0	$2,094.8	—	N/A
CLO XVIII
March 31, 2025 (unaudited)	$260.0	$2,177.7	—	N/A
December 31, 2024	$260.0	$2,094.8	—	N/A
CLO XIX
March 31, 2025 (unaudited)	$260.0	$2,177.7	—	N/A
December 31, 2024	$260.0	$2,094.8	—	N/A
Revolving Credit Facility
March 31, 2025 (unaudited)	$1,411.2	$2,177.7	—	N/A
December 31, 2024	$1,335.0	$2,094.8	—	N/A
December 31, 2023	$628.1	$2,085.2	—	N/A
December 31, 2022	$302.3	$1,927.2	—	N/A
December 31, 2021	$451.2	$1,998.5	—	N/A
September 2026 Notes
March 31, 2025 (unaudited)	$350.0	$2,177.7	—	N/A
December 31, 2024	$350.0	$2,094.8	—	N/A
December 31, 2023	$350.0	$2,085.2	—	N/A
December 31, 2022	$350.0	$1,927.2	—	N/A
December 31, 2021	$350.0	$1,998.5	—	N/A
February 2027 Notes
March 31, 2025 (unaudited)	$500.0	$2,177.7	—	N/A
December 31, 2024	$500.0	$2,094.8	—	N/A
December 31, 2023	$500.0	$2,085.2	—	N/A
December 31, 2022	$500.0	$1,927.2	—	N/A
September 2027 Notes
March 31, 2025 (unaudited)	$600.0	$2,177.7	—	N/A
December 31, 2024	$600.0	$2,094.8	—	N/A
December 31, 2023	$600.0	$2,085.2	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)

December 31, 2022	$600.0	$1,927.2	—	N/A
AUD 2027 Notes
March 31, 2025 (unaudited)	$295.8	$2,177.7	—	N/A
December 31, 2024	$295.5	$2,094.8	—	N/A
June 2028 Notes
March 31, 2025 (unaudited)	$650.0	$2,177.7	—	N/A
December 31, 2024	$650.0	$2,094.8	—	N/A
December 31, 2023	$650.0	$2,085.2	—	N/A
March 2025 Notes
March 31, 2025 (unaudited)	$—	$—	—	N/A
December 31, 2024	$500.0	$2,094.8	—	N/A
December 31, 2023	$500.0	$2,085.2	—	N/A
December 31, 2022	$500.0	$1,927.2	—	N/A
January 2029 Notes
March 31, 2025 (unaudited)	$550.0	$2,177.7	—	N/A
December 31, 2024	$550.0	$2,094.8	—	N/A
December 31, 2023	$550.0	$2,085.2	—	N/A
September 2029 Notes
March 31, 2025 (unaudited)	$900.0	$2,177.7	—	N/A
December 31, 2024	$500.0	$2,094.8	—	N/A
March 2030 Notes
March 31, 2025 (unaudited)	$1,000.0	$2,177.7	—	N/A
December 31, 2024	$1,000.0	$2,094.8	—	N/A
March 2031 Notes
March 31, 2025 (unaudited)	$750.0	$2,177.7	—	N/A
December 31, 2024	$750.0	$2,094.8	—	N/A

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
Credit Facilities
Revolving Credit Facility
On August 11, 2022, we entered into an Amended and Restated Senior Secured Revolving Credit Agreement, as amended from time to time, (as amended from time to time, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto (each a “Revolving Credit Lender” and collectively, the “Revolving Credit Lenders”) and Sumitomo Mitsui Banking Corporation, as Administrative Agent. On March 27, 2025, the Revolving Credit Facility was amended to extend the availability period and maturity date, increase the total facility amount and make various other changes. The following describes the terms of the Revolving Credit Facility as modified through March 27, 2025.
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

As of March 27, 2025, the Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $3.30 billion, which is comprised of (a) a term loan in a principal amount of $150.0 million (increased from $125.0 million to $150.0 million on the Revolving Credit Facility Third Amendment Date) and (b) subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $3.15 billion (the revolving credit facility increased from $2.95 billion to $3.10 billion on March 6, 2025 and increased from $3.10 billion to $3.15 billion on March 27, 2025). The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $4.60 billion through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
As of March 27, 2025, the availability period under the Revolving Credit Facility will terminate on October 18, 2028 (the “Revolving Credit Facility Commitment Termination Date”). The Revolving Credit Facility will mature on October 18, 2029 (the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, we will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
We may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 27, 2025, amounts drawn under the Revolving Credit Facility in U.S. dollars will bear interest at term SOFR plus any applicable credit adjustment spread plus margin of 1.875% per annum, or the alternative base rate plus margin of 0.875% per annum. With respect to loans denominated in U.S. dollars, we may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at our option, subject to certain conditions. As of March 27, 2025, amounts drawn under the Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 1.875% per annum. Beginning on and after the Revolving Credit Facility Third Amendment Date, we will also pay a fee of 0.350% on undrawn amounts under the Revolving Credit Facility.
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
SPV Asset Facility IV
On March 16, 2022 (the “SPV Asset Facility IV Closing Date”), Core Income Funding IV LLC (“Core Income Funding IV”), a Delaware limited liability company entered into a Credit Agreement (the “SPV Asset Facility IV”), with Core Income Funding IV, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility IV Lenders”), Sumitomo Mitsui Banking Corporation, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and Alter Domus (US) LLC as Document Custodian. On February 28, 2025, the parties to the SPV Asset Facility IV entered into Amendment No. 1 in order to replace Alter Domus (US) as collateral custodian with State Street Bank and Trust Company and make various other changes. The following describes the terms of SPV Asset Facility IV amended through February 28, 2025 (the “SPV Asset Facility IV First Amendment Date”).
The maximum principal amount of the SPV Asset Facility IV is $500.0 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of Core Income Funding IV’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
The SPV Asset Facility IV provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility IV until March 16, 2027, unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility IV (the “SPV Facility IV Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility IV will mature on March 16, 2035 (the “SPV Asset Facility IV Stated Maturity”). Prior to the SPV Asset Facility IV Stated Maturity, proceeds received by Core Income Funding IV from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility IV Stated Maturity, Core Income Funding IV must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.
Amounts drawn bear interest at Term SOFR (or, in the case of certain SPV Asset Facility IV Lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.15%) plus an applicable margin that ranges from 1.40% to 2.05% depending on a ratio of broadly syndicated loans to middle-market loans in the collateral. From the SPV Asset Facility IV Closing Date to the SPV Asset Facility IV Commitment Termination Date, there is a commitment fee payable at a rate of 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility IV during the commitment period.

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
March 2025 Notes
On March 29, 2022, we issued $500.0 million aggregate principal amount of 5.500% notes due 2025 (the notes initially issued on March 29, 2022, together with the registered notes issued in the exchange offer described below, the “March 2025 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale by the Initial Purchasers to persons they reasonably believe to be qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. When initially issued, the March 2025 Notes were not registered under the Securities Act and could not be offered or sold in the United States absent registration or an applicable exemption from registration. On March 21, 2025, the maturity date for the March 2025 Notes, the Company repaid in full all $500.0 million in aggregate principal amount of the March 2025 Notes at 100.0% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, March 21, 2025.
The March 2025 Notes were issued pursuant to the Base Indenture and the Third Supplemental Indenture (together, the “March 2025 Indenture”). The March 2025 Notes bore interest at a rate of 5.500% per year payable semi-annually on March 21 and September 21 of each year, commencing on September 21, 2022. Concurrent with the issuance of the March 2025 Notes, in connection with the offering, we entered into a Registration Rights Agreement, dated as of March 29, 2022 (the “March 2025 Registration Rights Agreement”), for the benefit of the purchasers of the March 2025 Notes. Pursuant to the terms of the March 2025 Registration Rights Agreement, we filed a registration statement with the SEC and, on July 25, 2022, commenced an offer to exchange the notes initially issued on March 29, 2022 for newly issued registered notes with substantially similar terms, which expired on August 23, 2022 and was completed promptly thereafter.
The March 2025 Notes were our direct, general unsecured obligations and ranked senior in right of payment to all of our future indebtedness or other obligations that were expressly subordinated, or junior, in right of payment to the March 2025 Notes. The March 2025 Notes ranked pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that were not so subordinated, or junior to the March 2025 Notes. The March 2025 Notes ranked effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we secure) to the extent of the value of the assets securing such indebtedness. The March 2025 Notes ranked structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.
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
In connection with the issuance of the September 2027 Notes, on October 18, 2022 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $600.0 million. We will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.84%. The interest rate swaps mature on September 16, 2027. For the three months ended March 31, 2025 and 2024, we made periodic payments of $2.4 million and $4.7 million, respectively. The interest expense related to the September 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of March 31, 2025, the interest rate swap had a fair value of $4.7 million ($1.3 million net of the present value of the cash flows of the September 2027 Notes). As of December 31, 2024, the interest rate swap had a fair value of $(0.7) million ($0.8 million net of the present value of the cash flows of the September 2027 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

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
In connection with the issuance of the June 2028 Notes, on February 16, 2024 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $650.0 million. We will receive fixed rate interest at 7.950% and pay variable rate interest based on SOFR plus 3.79%. The interest rate swaps mature on May 13, 2028. For the three months ended March 31, 2025, we did not make a periodic payment. The interest expense related to the June 2028 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of March 31, 2025, the interest rate swap had a fair value of $7.9 million ($(0.2) million net of the present value of the cash flows of the June 2028 Notes). As of December 31, 2024, the interest rate swap had a fair value of $0.5 million ($(0.1) million net of the present value of the cash flows of the June 2028 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the June 2028 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations.

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
In connection with the issuance of the January 2029 Notes, on November 28, 2023 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $550.0 million. We will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.647%. The interest rate swaps mature on January 15, 2029. For the three months ended March 31, 2025, we made periodic payments of $2.9 million. The interest expense related to the January 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of March 31, 2025, the interest rate swap had a fair value of $6.6 million ($(0.1) million net of the present value of the cash flows of the January 2029 Notes). As of December 31, 2024, the interest rate swap had a fair value of $(0.4) million ($0.1 million net of the present value of the cash flows of the January 2029 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the January 2029 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations.

September 2029 Notes
On May 14, 2024, we issued $500.0 million aggregate principal amount of its 6.600% notes due 2029 and on January 22, 2025, we issued an additional $400.0 million aggregate principal amount of our 6.600% notes due 2029 (together, the “September 2029 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act and non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. The September 2029 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
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
In connection with the May 14, 2024 issuance of the September 2029 Notes, on May 14, 2024 we entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $500.0 million. We will receive fixed rate interest at 6.600% and pay variable rate interest based on SOFR plus 2.337%. In connection with the January 22, 2025 issuance of the September 2029 Notes, on January 22, 2025 we entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $400.0 million. We will receive fixed rate interest at 6.600% and pay variable rate interest based on SOFR plus 2.457%. The interest rate swaps mature on August 15, 2029. For the three months ended March 31, 2025, we made periodic payments of $1.3 million. The interest expense related to the September 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swaps adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of March 31, 2025, the interest rate swaps had a fair value of $18.6 million ($0.3 million net of the present value of the cash flows of the September 2029 Notes). As of December 31, 2024, the interest rate swaps had a fair value of $3.7 million ($0.5 million net of the present value of the cash flows of the September 2029 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the September 2029 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations.

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
In connection with the issuance of the March 2030 Notes, on September 10, 2024 we entered into a bilateral interest rate swaps. The notional amount of the interest rate swaps is $1.00 billion. We will receive fixed rate interest at 5.800% and pay variable rate interest based on SOFR plus 2.619%. The interest rate swaps mature on February 15, 2030. For the three months ended March 31, 2025, we made periodic payments of $8.1 million. The interest expense related to the March 2030 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of March 31, 2025, the interest rate swap had a fair value of $(24.3) million ($(38.5) thousand net of the present value of the cash flows of the March 2030 Notes). As of December 31, 2024, the interest rate swap had a fair value of $(44.5) million ($(6.1) million net of the present value of the cash flows of the March 2030 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the March 2030 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations.
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
In connection with the issuance of the March 2031 Notes, on January 29, 2024 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $750.0 million. We will receive fixed rate interest at 6.650% and pay variable rate interest based on SOFR plus 2.902%. The interest rate swaps mature on January 15, 2031. For the three months ended March 31, 2025, we made periodic payments of $3.5 million. The interest expense related to the March 2031 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of March 31, 2025, the interest rate swap had a fair value of $0.6 million ($(0.4) million net of the present value of the cash flows of the March 2031 Notes). As of December 31, 2024, the interest rate swap had a fair value of $(14.2) million ($(2.2) million net of the present value of the cash flows of the March 2031 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the March 2031 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations.
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
In connection with the issuance of the AUD 2027 Notes, we entered into both a bilateral cross-currency swap and interest rate swap, for notional amounts of A$379.0 million and A$71.0 million, respectively. We received fixed rate interest of 6.50% and paid variable rate interest based on, one-month SOFR plus 2.67% and three-month BBSY plus 2.72%, for the bilateral cross-currency swap and interest rate swap, respectively. The swaps mature on October 23, 2027. For the three months ended March 31, 2025, we did not make any periodic payments. The interest expense related to the AUD 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of March 31, 2025, the swaps had an aggregate fair value of $(17.1) million ($0.3 million net of the present value of the cash flows of the AUD 2027 Notes). As of December 31, 2024, the interest rate swap had a fair value of $(20.7) million ($0.4 million net of the present value of the cash flows of the AUD 2027 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the AUD 2027 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations. The change in foreign exchange rate of the cross-currency swap is offset by the change in foreign exchange rate of the AUD 2027 Notes, with the remaining difference included as a component of translation of assets and liabilities in foreign currencies on our Consolidated Statements of Operations.

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

	As of
($ in thousands)	March 31, 2025	December 31, 2024
Total unfunded revolving loan commitments	$1,581,172	$1,383,540
Total unfunded delayed draw loan commitments	2,326,308	1,716,991
Total unfunded revolving and delayed draw loan commitments	$3,907,480	$3,100,531

Total unfunded equity commitments	$79,105	$92,214

Total unfunded commitments	$3,986,585	$3,192,745
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
Organizational and Offering Costs
The Adviser has incurred organization and offering costs on behalf of us in the amount of $3.3 million for the period from April 22, 2020 (Inception) to March 31, 2025, of which $3.3 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2025, management was not aware of any pending or threatened litigation.

Contractual Obligations
A summary of our contractual payment obligations under our credit facilities and notes as of March 31, 2025, is as follows:

($ in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 years
Revolving Credit Facility	$1,411,214	$—	$—	$1,411,214	$—
SPV Asset Facility I	200,000	—	—	—	200,000
SPV Asset Facility II	1,050,000	—	—	1,050,000	—
SPV Asset Facility III	888,331	—	—	888,331	—
SPV Asset Facility IV	330,000	—	—	—	330,000
SPV Asset Facility V	265,000	—	—	265,000	—
SPV Asset Facility VI	220,000	—	—	—	220,000
SPV Asset Facility VII	246,385	—	—	246,385	—
SPV Asset Facility VIII	200,000	—	—	—	200,000
CLO VIII	290,000	—	—	—	290,000
CLO XI	260,000	—	—	—	260,000
CLO XII	260,000	—	—	—	260,000
CLO XV	312,000	—	—	—	312,000
CLO XVI	420,000	—	—	—	420,000
CLO XVII	325,000	—	—	—	325,000
CLO XVIII	260,000	—	—	—	260,000
CLO XIX	260,000	—	—	—	260,000
September 2026 Notes	350,000	—	350,000	—	—
February 2027 Notes	500,000	—	500,000	—	—
September 2027 Notes	600,000	—	600,000	—	—
AUD 2027 Notes	295,750	—	295,750	—	—
June 2028 Notes	650,000	—	—	650,000	—
January 2029 Notes	550,000	—	—	550,000	—
September 2029 Notes	900,000	—	—	900,000	—
March 2030 Notes	1,000,000	—	—	1,000,000	—
March 2031 Notes	750,000	—	—	—	750,000
Total Contractual Obligations	$12,793,680	$—	$1,745,750	$6,960,930	$4,087,000
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

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors described in our Form 10-K for the fiscal year ended December 31, 2024 in “ITEM 1A. – RISK FACTORS.”

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

Recent Developments
Equity Raise
As of May 8, 2025, we have issued 597,021,384 shares of Class S common stock, 96,818,205 shares of Class D common stock, and 1,128,880,151 shares of Class I common stock and have raised total gross proceeds of $5.64 billion, $0.90 billion, and $10.61 billion, respectively, including seed capital of $1,000 contributed by our Adviser in September 2020 and approximately $25.0 million in gross proceeds raised from an entity affiliated with the Adviser. In addition, we expect to receive $0.48 billion in gross subscription payments which we accepted on May 1, 2025 and which is pending our determination of the net asset value per share applicable to such purchase.
Dividend
On May 6, 2025, we declared a distribution of (i) $0.070100 per share, payable on or before June 30, 2025 to shareholders of record as of May 30, 2025, (ii) $0.070100 per share, payable on or before July 31, 2025 to shareholders of record as of June 30, 2025, and (iii) $0.070100 per share, payable on or before August 31, 2025 to shareholders of record as of July 31, 2025 and (iv) a special distribution of $0.032700 per share, payable on or before July 31, 2025 to shareholders of record as of June 30, 2025.
Global Note Program
On April 4, 2025, we established a €5,000,000,000 (or its equivalent in any other currency) global medium term note program (the “GMTN Program”). Under the GMTN Program, we may issue unsecured notes to one or more managers from time to time with such terms, including currency, interest rate and maturity, as agreed by us and such manager(s).
Notes issued under the GMTN Program are subject to and with the benefit of the Agency Agreement, dated April 4, 2025, by and among the Company, Deutsche Bank AG, London Branch as issuing and principal paying agent, a transfer agent and as exchange agent and Deutsche Bank Trust Company Americas as registrar, a paying agent and a transfer agent. Holders of Notes issued under the GMTN Program shall have the benefit of a deed of covenant, dated April 4, 2025 and made by the Issuer and, where applicable, a deed poll, dated April 4, 2025 and made by the Issuer.

Core Income Funding II Amendment
On April 18, 2025, we and Core Income Funding II entered into Amendment No. 9 to SPV Asset Facility II in order to, among other things, (i) increase the facility amount from $1.50 billion to $2.0 billion, (ii) extend the SPV Asset Facility II Revolving Period to April 18, 2028 and the SPV Asset Facility II Termination Date to April 18, 2030, (iii) reduce the applicable margin to 1.70% and (iv) amend the reduction fee and make-whole fee schedules.
Core Income Funding VI Amendment
On April 22, 2025, Core Income Funding VI entered into Amendment No. 3 to SPV Asset Facility VI in order to facilitate the assignment of Revolving Commitments among existing and new lenders.
CLO VIII Reset
On April 24, 2025, we completed a $500.7 million term debt securitization refinancing. As part of the refinancing, the CLO VIII Issuer issued the following classes of notes: (i) $275.0 million of AAA(sf) Class A-1R Notes, which bear interest at the Benchmark plus 1.49%, (ii) $30.0 million of AAA(sf) Class A-2R Notes, which bear interest at the Benchmark plus 1.80%, (iii) $35.0 million of AA(sf) Class B-R Notes, which bear interest at the Benchmark plus 1.90% and (iv) $35.0 million of A(sf) Class C-R Notes, which bear interest at the Benchmark plus 2.40%. Concurrently with the issuance and the borrowing, we issued $24.0 million of additional subordinated securities in the form of 24,000 of its preferred shares. The debt is scheduled to mature in April 2037.
Core Income Funding V Amendment
On April 29, 2025, we and Core Income Funding V entered into the Third Amendment to SPV Asset Facility V in order to, among other things, (i) increase the total commitment from $500.0 million to $750.0 million, (ii) amend the Minimum Equity Amount and (iii) amend the Non-Usage Fee to a range of 0.50% to 1.25%, subject to a minimum utilization of 60% to 67.5% during the Reinvestment Period.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including valuation risk, interest rate risk, currency risk, credit risk, and inflation risk. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, the conflicts in the Middle East and concerns over future increases in inflation or adverse investor sentiment generally, introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below.

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

As of March 31, 2025, 98.4% of our debt investments based on fair value were at floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.7%.

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$839.1	$(355.5)	$483.6
Up 200 basis points	$559.4	$(237.0)	$322.4
Up 100 basis points	$279.7	$(118.5)	$161.2
Down 100 basis points	$(279.7)	$118.5	$(161.2)
Down 200 basis points	$(558.3)	$237.0	$(321.3)
Down 300 basis points	$(836.5)	$355.5	$(481.0)

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
Currency Risk
From time to time, we may make investments that are denominated in a foreign currency, borrow in certain foreign currencies under our credit facilities or issue notes in certain foreign currencies. These investments, borrowings and issuances are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may utilize instruments such as, but not limited to, forward contracts or cross-currency swaps to seek to hedge against fluctuations in the relative values of our portfolio positions or borrowings from changes in currency exchange rates. Instead of entering into a foreign currency forward contract in connection with loans or other investments denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan, issuance or investment. To the extent the loan, issuance or investment is based on a floating rate other than a rate under which we can borrow under our credit facilities, we may utilize interest rate derivatives to hedge our exposure to changes in the associated rate.
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of March 31, 2025 and December 31, 2024, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC. In order to satisfy the reinvestment portion of our dividends for the three months ended March 31, 2025, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price	Share Class

February 25, 2025	January 31, 2025	2,406,937	$9.54	Class S
February 25, 2025	January 31, 2025	175,262	$9.55	Class D
February 25, 2025	January 31, 2025	4,529,251	$9.57	Class I
March 25, 2025	February 28, 2025	1,671,983	$9.51	Class S
March 25, 2025	February 28, 2025	123,537	$9.52	Class D
March 25, 2025	February 28, 2025	3,195,470	$9.54	Class I
April 24, 2025	March 31, 2025	1,752,611	$9.46	Class S
April 24, 2025	March 31, 2025	127,688	$9.47	Class D
April 24, 2025	March 31, 2025	3,338,621	$9.49	Class I
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

Offer Date	Class	Tender Offer Expiration	Tender Offer (in thousands)	Purchase Price per Share	Shares Repurchased

February 26, 2025	S	March 31, 2025	$53,498	$9.46	5,655,204
February 26, 2025	D	March 31, 2025	$1,912	$9.47	201,862
February 26, 2025	I	March 31, 2025	$148,539	$9.49	15,652,202
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

4.1
Registration Rights Agreement, dated as of January 22, 2025, by and among the Company and SMBC Nikko Securities America, Inc., BofA Securities, Inc., Goldman Sachs & Co. LLC, RBC Capital Markets, LLC and Scotia Capital (USA) Inc., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on January 22, 2025).

10.1
Amendment No. 1 to Loan Documents, dated as of February 28, 2025, among Core Income Funding IV LLC, as Borrower, the Lenders party thereto, Sumitomo Mitsui Banking Corporation, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent and Successor Document Custodian and Alter Domus (US) LLC, as Resigning Document Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 3, 2025).

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

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Supplemental Financial Information of OCIC SLF LLC (unaudited) as of and for the period ended March 31, 2025.

99.2*	Supplemental Financial Information of Blue Owl Credit SLF LLC (unaudited) as of and for the period ended March 31, 2025.

99.3*	Code of Ethics

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Owl Credit Income Corp.

Date: May 8, 2025	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: May 8, 2025	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer