Form 10-Q
period 2025-06-30
Blue Owl Credit Income Corp.
filed 2025-08-07
CIK 1812554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2025, the registrant had 632,551,232 shares of Class S common stock, 58,328,823 shares of Class D common stock, and 1,228,086,500 shares of Class I common stock, $0.01, par value per share, outstanding.

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
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine, as well as political and social unrest in the Middle East and North Africa regions, uncertainty with respect to immigration and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, on financial market volatility, global economic markets, and various markets for commodities globally such as oil and natural gas; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Blue Owl Credit Income Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $31,011,642 and $25,422,365, respectively)	$30,935,348	$25,384,902
Non-controlled, affiliated investments (amortized cost of $7,774 and $8,305, respectively)	7,346	8,248
Controlled, affiliated investments (amortized cost of $1,019,791 and $952,995, respectively)	1,061,460	985,744
Total investments at fair value (amortized cost of $32,039,207 and $26,383,665, respectively)	32,004,154	26,378,894
Cash (restricted cash of $45,860 and $182,030, respectively)	531,517	1,003,117
Foreign cash (cost of $5,823 and $3,554, respectively)	6,114	3,366
Interest and dividend receivable	192,102	180,178
Receivable from controlled affiliates	23,639	16,299
Receivable for investments sold	426,259	473,053
Prepaid expenses and other assets	150,738	8,974
Total Assets	$33,334,523	$28,063,881
Liabilities
Debt (net of unamortized debt issuance costs of $190,819 and $178,732, respectively)	$14,671,718	$12,681,822
Distribution payable	186,242	152,477
Payable for investments purchased	233,792	129,625
Payables to affiliates	78,576	73,430
Tender offer payable	464,234	193,203
Accrued expenses and other liabilities	204,915	311,722
Total Liabilities	15,839,477	13,542,279
Commitments and contingencies (Note 7)
Net Assets
Class S Common shares $0.01 par value, 1,500,000,000 shares authorized; 615,947,390 and 515,664,737 shares issued and outstanding, respectively	6,159	5,157
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 57,044,599 and 51,059,824 shares issued and outstanding, respectively	570	511
Class I Common shares $0.01 par value, 2,000,000,000 shares authorized; 1,180,086,396 and 952,454,240 shares issued and outstanding, respectively	11,801	9,525
Additional paid-in-capital	17,365,194	14,191,257
Accumulated undistributed (overdistributed) earnings	111,322	315,152
Total Net Assets	17,495,046	14,521,602
Total Liabilities and Net Assets	$33,334,523	$28,063,881
Net Asset Value Per Class S Share	$9.42	$9.54
Net Asset Value Per Class D Share	$9.43	$9.55
Net Asset Value Per Class I Share	$9.45	$9.57

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$698,256	$545,607	$1,326,288	$1,006,142
Payment-in-kind (“PIK”) interest income	32,187	31,284	60,907	57,742
Dividend income	738	2,293	2,347	4,397
Payment-in-kind (“PIK”) dividend income	14,341	14,767	27,685	32,018
Other income	13,023	7,471	20,852	12,922
Total investment income from non-controlled, non-affiliated investments	758,545	601,422	1,438,079	1,113,221
Investment income from non-controlled, affiliated investments:
Interest income	15	—	37	—
Payment-in-kind (“PIK”) interest income	50	—	92	—
Dividend income	343	272	343	417
Other income	2	—	2	—
Total investment income from non-controlled, affiliated investments	410	272	474	417
Investment income from controlled, affiliated investments:
Interest income	3,289	2,279	6,054	3,796
Payment-in-kind (“PIK”) interest income	—	—	—	1,104
Dividend income	19,854	22,070	44,741	35,662
Total investment income from controlled, affiliated investments	23,143	24,349	50,795	40,562
Total Investment Income	782,098	626,043	1,489,348	1,154,200
Operating Expenses
Offering costs	1,580	1,443	3,542	2,694
Interest expense	249,963	182,950	466,523	352,366
Management fees, net(1)	51,511	32,969	97,908	61,488
Performance based incentive fees	56,824	45,485	109,499	84,395
Professional fees	7,258	5,085	12,854	10,701
Directors’ fees	320	320	640	646
Shareholder servicing fees	12,532	8,607	23,940	16,019
Other general and administrative	3,997	2,903	7,383	4,685
Total Operating Expenses	383,985	279,762	722,289	532,994
Net Investment Income (Loss) Before Taxes	398,113	346,281	767,059	621,206
Income tax expense (benefit), including excise tax expense (benefit)	341	2,464	561	3,263
Net Investment Income (Loss) After Taxes	$397,772	$343,817	$766,498	$617,943

Blue Owl Credit Income Corp.
Consolidated Statements of Operations - Continued
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(54,241)	$(28,617)	$(108,694)	$(32,688)
Non-controlled, affiliated investments	(289)	1,391	(371)	2,734
Controlled, affiliated investments	15,195	2,334	8,920	6,960
Translation of assets and liabilities in foreign currencies	(2,578)	582	4,950	291
Income tax (provision) benefit	(1,235)	—	(1,066)	8
Total Net Change in Unrealized Gain (Loss)	(43,148)	(24,310)	(96,261)	(22,695)
Net realized gain (loss):
Non-controlled, non-affiliated investments	8,319	(14)	(49,546)	(3,434)
Foreign currency transactions	5,241	(1,103)	(774)	(1,054)
Total Net Realized Gain (Loss)	13,560	(1,117)	(50,320)	(4,488)
Total Net Realized and Change in Unrealized Gain (Loss)	(29,588)	(25,427)	(146,581)	(27,183)
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$368,184	$318,390	$619,917	$590,760
Net Increase (Decrease) in Net Assets Resulting from Operations - Class S Common Stock	$114,113	$104,763	$191,514	$194,413
Net Increase (Decrease) in Net Assets Resulting from Operations - Class D Common Stock	$11,606	$11,958	$19,942	$23,365
Net Increase (Decrease) in Net Assets Resulting from Operations - Class I Common Stock	$242,465	$201,669	$408,461	$372,982
Earnings Per Share - Basic and Diluted of Class S Common Stock	$0.19	$0.25	$0.33	$0.51
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	607,882,907	413,208,224	580,809,758	384,667,787
Earnings Per Share - Basic and Diluted of Class D Common Stock	$0.20	$0.27	$0.35	$0.53
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted	58,468,742	44,636,862	56,573,122	43,768,118
Earnings Per Share - Basic and Diluted of Class I Common Stock	$0.21	$0.27	$0.37	$0.55
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	1,172,654,549	736,786,949	1,108,266,084	683,495,105

(1)Refer to Note 3 “Agreements and Related Party Transactions” for additional details on management fee waiver.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK

Non-controlled/non-affiliated portfolio company investments
Debt Investments(5)
Advertising and media
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(6)	First lien senior secured loan	S+	4.50%		12/2029	237,388	$237,304	$237,388
Monotype Imaging Holdings Inc.(7)(18)	First lien senior secured loan	S+	5.50%		2/2031	170,253	169,114	170,253
Project Boost Purchaser, LLC (dba J.D. Power)(7)(21)	First lien senior secured loan	S+	3.00%		7/2031	45,940	45,883	45,999
Project Boost Purchaser, LLC (dba J.D. Power)(7)(21)	Second lien senior secured loan	S+	5.25%		7/2032	11,250	11,199	11,315
							463,500	464,955	2.7%
Aerospace and defense
ManTech International Corporation(7)	First lien senior secured loan	S+	5.00%		9/2029	14,532	14,532	14,532
Novaria Holdings, LLC(6)(21)	First lien senior secured loan	S+	3.25%		6/2031	19,123	19,117	19,075
Peraton Corp.(6)(21)	First lien senior secured loan	S+	3.75%		2/2028	51,000	51,026	44,895
Peraton Corp.(7)(21)	Second lien senior secured loan	S+	7.75%		2/2029	4,831	4,793	3,358
STS PARENT, LLC (dba STS Aviation Group)(7)	First lien senior secured loan	S+	5.00%		10/2031	134,842	134,228	134,168
STS PARENT, LLC (dba STS Aviation Group)(7)(18)	First lien senior secured revolving loan	S+	5.00%		10/2030	9,951	9,887	9,876
							233,583	225,904	1.3%
Asset based lending and fund finance
Hg Genesis 9 SumoCo Limited(12)(22)	Unsecured facility	E+		6.25%	3/2029	€132,180	139,927	155,160
Hg Saturn Luchaco Limited(15)(22)	Unsecured facility	SA+		8.25%	3/2027	£680	865	932
							140,792	156,092	0.9%
Automotive aftermarket
OAC Holdings I Corp. (dba Omega Holdings)(7)	First lien senior secured loan	S+	4.75%		3/2029	8,361	8,258	8,298
OAC Holdings I Corp. (dba Omega Holdings)(6)(18)	First lien senior secured revolving loan	S+	4.75%		3/2028	1,360	1,336	1,340
Power Stop, LLC(7)	First lien senior secured loan	S+	4.75%		1/2029	29,018	28,849	21,619
							38,443	31,257	0.2%
Automotive services
Mavis Tire Express Services Topco Corp.(7)(21)	First lien senior secured loan	S+	3.00%		5/2028	43,934	43,749	43,886
Spotless Brands, LLC(7)	First lien senior secured loan	S+	5.75%		7/2028	81,301	80,688	81,301
Spotless Brands, LLC(6)(18)	First lien senior secured revolving loan	S+	5.75%		7/2028	1,347	1,332	1,347
Wand Newco 3, Inc. (dba Caliber )(6)(21)	First lien senior secured loan	S+	2.50%		1/2031	21,874	21,714	21,762
							147,483	148,296	0.8%
Buildings and real estate
Associations Finance, Inc.(17)	Unsecured notes	N/A		14.25%	5/2030	176,538	175,522	176,538
Associations, Inc.(7)(18)	First lien senior secured loan	S+	6.50%		7/2028	438,452	438,069	438,452
Beacon Roofing Supply, Inc. (dba QXO)(7)(21)	First lien senior secured loan	S+	3.00%		4/2032	13,222	13,092	13,302
CoreLogic Inc.(6)(20)(21)	First lien senior secured loan	S+	3.50%		6/2028	23,717	23,323	23,441
Dodge Construction Network LLC(7)(21)	First lien senior secured loan	S+	4.75%		2/2029	10,432	8,578	8,519
Dodge Construction Network LLC(7)	First lien senior secured loan	S+	6.25%		1/2029	7,523	7,391	7,466
RealPage, Inc.(7)(21)	First lien senior secured loan	S+	3.00%		4/2028	38,714	38,573	38,416
RealPage, Inc.(7)(21)	First lien senior secured loan	S+	3.75%		4/2028	25,785	25,655	25,785
Wrench Group LLC(7)(21)	First lien senior secured loan	S+	4.00%		10/2028	14,393	14,378	14,325
							744,581	746,244	4.3%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK

Business services
Access CIG, LLC(8)(21)	First lien senior secured loan	S+	4.25%		8/2028	78,600	78,600	78,883
Accommodations Plus Technologies LLC(7)	First lien senior secured loan	S+	4.50%		5/2032	8,125	8,045	8,044
Aurelia Netherlands B.V.(12)(22)	First lien senior secured EUR term loan	E+	4.75%		5/2031	€55,027	62,192	64,593
Boxer Parent Company Inc. (f/k/a BMC)(7)(21)	First lien senior secured loan	S+	3.00%		7/2031	73,067	72,824	72,563
Capstone Acquisition Holdings, Inc.(6)	First lien senior secured loan	S+	4.50%		11/2029	84,928	84,393	84,503
ConnectWise, LLC(7)(21)	First lien senior secured loan	S+	3.50%		9/2028	50,837	50,860	51,051
CoolSys, Inc.(8)(21)	First lien senior secured loan	S+	4.75%		8/2028	13,666	13,000	11,248
CoreTrust Purchasing Group LLC(6)	First lien senior secured loan	S+	5.25%		10/2029	112,049	111,192	112,049
Denali BuyerCo, LLC (dba Summit Companies)(7)(18)	First lien senior secured loan	S+	5.25%		9/2028	228,391	226,224	228,391
Diamondback Acquisition, Inc. (dba Sphera)(6)	First lien senior secured loan	S+	5.50%		9/2028	46,149	45,657	46,149
Fullsteam Operations, LLC(7)(18)	First lien senior secured loan	S+	8.25%		11/2029	13,251	12,924	13,251
Fullsteam Operations, LLC(7)(18)	First lien senior secured delayed draw term loan	S+	7.00%		11/2029	4,339	4,273	4,339
Hercules Borrower, LLC (dba The Vincit Group)(7)	First lien senior secured loan	S+	5.50%		12/2026	15,693	15,642	15,693
Hercules Buyer, LLC (dba The Vincit Group)(17)(27)	Unsecured notes	N/A		0.48%	12/2029	24	24	28
Kaseya Inc.(6)(21)	First lien senior secured loan	S+	3.25%		3/2032	79,800	79,413	80,071
Kaseya Inc.(6)(21)	Second lien senior secured loan	S+	5.00%		3/2033	22,154	22,014	22,160
KPSKY Acquisition, Inc. (dba BluSky)(7)	First lien senior secured loan	S+	5.50%		10/2028	100,660	99,589	95,628
KPSKY Acquisition, Inc. (dba BluSky)(7)(18)	First lien senior secured delayed draw term loan	S+	5.75%		10/2028	72	31	(143)
DuraServ LLC(6)(18)	First lien senior secured loan	S+	4.75%		6/2031	181,044	179,910	180,139
Ping Identity Holding Corp.(7)	First lien senior secured loan	S+	4.75%		10/2029	65,479	65,376	65,479
Plano HoldCo, Inc. (dba Perficient)(7)	First lien senior secured loan	S+	3.50%		10/2031	24,938	24,825	23,628
Plusgrade Inc.(6)(22)	First lien senior secured loan	S+	3.50%		3/2031	23,707	23,707	23,529
Tecta America Corp.(6)(21)	First lien senior secured loan	S+	3.00%		2/2032	37,333	37,244	37,367
Pye-Barker Fire & Safety, LLC(7)(18)	First lien senior secured loan	S+	4.50%		5/2031	245,189	243,943	244,575
Pye-Barker Fire & Safety, LLC(7)(18)	First lien senior secured revolving loan	S+	4.50%		5/2030	4,213	4,075	4,128
XPLOR T1, LLC(7)	First lien senior secured loan	S+	3.50%		6/2031	49,625	49,625	49,625
CMG HoldCo, LLC (dba Crete United)(8)(18)	First lien senior secured loan	S+	4.75%		5/2028	59,116	58,428	58,401
							1,674,030	1,675,372	9.6%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(6)	First lien senior secured loan	S+	4.00%		11/2027	18,966	18,785	17,733
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(6)	Second lien senior secured loan	S+	7.75%		11/2028	40,137	40,129	37,528
DCG ACQUISITION CORP. (dba DuBois Chemical)(6)	First lien senior secured loan	S+	4.50%		6/2031	95,076	94,233	94,600
DCG ACQUISITION CORP. (dba DuBois Chemical)(7)(18)	First lien senior secured delayed draw term loan	S+	4.50%		6/2031	9,539	9,426	9,492
Gaylord Chemical Company, L.L.C.(7)(18)	First lien senior secured loan	S+	5.50%		12/2027	187,191	186,256	187,191
Rocket BidCo, Inc. (dba Recochem)(7)(22)	First lien senior secured loan	S+	5.75%		11/2030	350,613	344,457	350,613
Velocity HoldCo III Inc. (dba VelocityEHS)(7)	First lien senior secured loan	S+	5.50%		4/2027	2,264	2,246	2,264
Nouryon Finance B.V.(7)(21)(22)	First lien senior secured loan	S+	3.25%		4/2028	12,423	12,423	12,470
Derby Buyer LLC (dba Delrin)(6)(21)	First lien senior secured loan	S+	3.00%		11/2030	57,259	57,259	56,979
							765,214	768,870	4.4%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK

Consumer products
Beach Acquisition Bidco, LLC (dba Skechers)(6)(20)	First lien senior secured loan	S+	3.25%		7/2032	35,000	34,913	34,913
BEP Intermediate Holdco, LLC (dba Buyers Edge Platform)(6)(21)	First lien senior secured loan	S+	3.25%		4/2031	15,713	15,713	15,734
Conair Holdings LLC(6)(21)	First lien senior secured loan	S+	3.75%		5/2028	44,685	44,399	32,473
Conair Holdings LLC(6)	Second lien senior secured loan	S+	7.50%		5/2029	22,591	22,377	16,887
Foundation Consumer Brands, LLC(7)	First lien senior secured loan	S+	5.50%		2/2029	125,633	124,498	125,004
Lignetics Investment Corp.(7)	First lien senior secured loan	S+	5.00%		11/2027	95,729	95,539	95,250
Lignetics Investment Corp.(7)(18)	First lien senior secured revolving loan	S+	5.50%		10/2026	10,324	10,305	10,266
Olaplex, Inc.(6)(21)(22)	First lien senior secured loan	S+	3.50%		2/2029	20,457	20,262	19,675
SWK BUYER, Inc. (dba Stonewall Kitchen)(7)	First lien senior secured loan	S+	5.25%		3/2029	58,174	57,482	57,302
SWK BUYER, Inc. (dba Stonewall Kitchen)(8)(18)	First lien senior secured revolving loan	S+	5.25%		3/2029	1,674	1,615	1,590
WU Holdco, Inc. (dba PurposeBuilt Brands)(7)	First lien senior secured loan	S+	4.75%		4/2032	189,644	189,180	189,170
							616,283	598,264	3.4%
Containers and packaging
Anchor Packaging, LLC(6)(21)	First lien senior secured loan	S+	3.25%		7/2029	47,505	47,505	47,733
Arctic Holdco, LLC (dba Novvia Group)(7)(18)	First lien senior secured loan	S+	5.25%		1/2032	166,434	165,694	165,602
Arctic Holdco, LLC (dba Novvia Group)(7)(18)	First lien senior secured revolving loan	S+	5.25%		1/2031	4,261	4,206	4,202
Ascend Buyer, LLC (dba PPC Flexible Packaging)(7)	First lien senior secured loan	S+	5.75%		9/2028	82,197	81,541	82,197
Ascend Buyer, LLC (dba PPC Flexible Packaging)(7)	First lien senior secured loan	S+	6.00%		9/2028	8,775	8,662	8,775
Berlin Packaging(6)(21)	First lien senior secured loan	S+	3.50%		6/2031	84,438	84,438	84,716
Clydesdale Acquisition Holdings, Inc. (dba Novolex)(6)(18)(21)	First lien senior secured loan	S+	3.25%		3/2032	113,083	112,220	112,586
Charter NEX US, Inc.(6)(21)	First lien senior secured loan	S+	2.75%		11/2030	25,559	25,559	25,639
Fortis Solutions Group, LLC(7)	First lien senior secured loan	S+	5.50%		10/2028	65,937	65,205	64,618
Fortis Solutions Group, LLC(7)(18)	First lien senior secured revolving loan	S+	5.50%		10/2027	1,687	1,635	1,552
Indigo Buyer, Inc. (dba Inovar Packaging Group)(7)(18)	First lien senior secured loan	S+	5.25%		5/2028	125,415	124,675	125,415
Pregis Topco LLC(6)	Second lien senior secured loan	S+	7.75%		8/2029	2,500	2,500	2,500
Pregis Topco LLC(6)(21)	First lien senior secured loan	S+	4.00%		2/2029	16,653	16,613	16,686
Pregis Topco LLC(6)	Second lien senior secured loan	S+	6.75%		8/2029	30,000	30,000	30,000
ProAmpac PG Borrower LLC(7)(21)	First lien senior secured loan	S+	4.00%		9/2028	51,854	51,856	51,974
Tricorbraun Holdings, Inc.(6)(21)	First lien senior secured loan	S+	3.25%		3/2028	56,821	56,417	56,730
							878,726	880,925	5.0%
Distribution
ABB/Con-cise Optical Group LLC(7)	First lien senior secured loan	S+	7.50%		2/2028	33,306	33,045	32,807
AI Aqua Merger Sub, Inc. (dba Culligan)(6)(21)	First lien senior secured loan	S+	3.00%		7/2028	56,125	56,079	56,007
Aramsco, Inc.(7)	First lien senior secured loan	S+	4.75%		10/2030	49,842	49,084	40,123
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(6)(21)	First lien senior secured loan	S+	3.25%		12/2030	92,937	92,931	92,315
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(6)(20)	Second lien senior secured loan	S+	5.25%		12/2031	285,000	282,919	282,863
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(7)(18)	First lien senior secured loan	S+	5.00%		10/2029	176,090	174,653	176,090
Dealer Tire Financial, LLC(17)(20)(21)	Unsecured notes	N/A	8.00%		2/2028	56,120	55,445	53,595
Dealer Tire Financial, LLC(6)	First lien senior secured loan	S+	3.00%		7/2031	30,187	30,187	29,961
Endries Acquisition, Inc.(6)	First lien senior secured loan	S+	5.50%		12/2028	108,269	107,679	106,917
Formerra, LLC(7)	First lien senior secured loan	S+	7.25%		11/2028	5,338	5,228	5,311

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK

Foundation Building Materials, Inc.(7)(21)	First lien senior secured loan	S+	4.00%		1/2031	19,787	19,698	19,334
White Cap Supply Holdings, LLC(6)(21)	First lien senior secured loan	S+	3.25%		10/2029	48,117	47,929	47,780
							954,877	943,103	5.4%
Education
Ellucian Holdings Inc. (f/k/a Sophia, L.P.)(6)	Second lien senior secured loan	S+	4.75%		11/2032	10,000	9,976	10,200
Ellucian Holdings Inc. (f/k/a Sophia, L.P.)(6)(21)	First lien senior secured loan	S+	3.00%		10/2029	19,680	19,680	19,717
Icon Parent I Inc. (dba Instructure Holdings)(8)(20)(21)	First lien senior secured loan	S+	3.00%		11/2031	19,950	19,607	19,966
Learning Care Group (US) No. 2 Inc.(7)(21)	First lien senior secured loan	S+	4.00%		8/2028	42,007	41,990	41,914
Renaissance Learning, Inc.(7)(21)	First lien senior secured loan	S+	4.00%		4/2030	55,190	54,613	49,991
Severin Acquisition, LLC (dba PowerSchool)(6)(18)	First lien senior secured loan	S+	2.75%	2.25%	10/2031	134,397	133,078	132,540
Severin Acquisition, LLC (dba PowerSchool)(6)(18)	First lien senior secured revolving loan	S+	4.75%		10/2031	7,074	6,929	6,870
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(7)(21)	First lien senior secured loan	S+	4.00%		10/2030	15,107	15,107	15,154
							300,980	296,352	1.7%
Energy equipment and services
Dresser Utility Solutions, LLC(6)	First lien senior secured loan	S+	5.25%		3/2029	89,411	88,705	89,411
							88,705	89,411	0.5%
Financial services
Ascensus Holdings, Inc.(6)(21)	First lien senior secured loan	S+	3.00%		8/2028	21,759	21,759	21,780
Baker Tilly Advisory Group, LP(6)	First lien senior secured loan	S+	4.75%		6/2031	113,430	111,926	113,430
Baker Tilly Advisory Group, LP(6)	First lien senior secured loan	S+	4.50%		6/2031	157,600	156,820	156,812
BCPE Pequod Buyer, Inc. (dba Envestnet)(6)(21)	First lien senior secured loan	S+	3.25%		11/2031	113,053	110,919	113,166
Blackhawk Network Holdings, Inc.(6)(21)	First lien senior secured loan	S+	4.00%		3/2029	122,759	122,759	123,336
BTRS Holdings Inc. (dba Billtrust)(7)(18)	First lien senior secured loan	S+	5.50%		12/2028	31,936	31,651	31,851
Citrin Cooperman Advisors LLC(7)(21)	First lien senior secured loan	S+	3.00%		4/2032	16,439	16,359	16,411
Cohnreznick Advisory LLC(7)	First lien senior secured loan	S+	4.00%		3/2032	40,195	40,017	39,995
Continental Finance Company, LLC(6)	First lien senior secured loan	S+	8.00%		3/2029	13,250	13,126	13,118
Computer Services, Inc. (dba CSI)(7)	First lien senior secured loan	S+	5.25%		11/2029	52,250	51,718	52,250
Computer Services, Inc. (dba CSI)(7)	First lien senior secured loan	S+	4.75%		11/2029	18,371	18,287	18,371
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(6)(18)	First lien senior secured loan	S+	5.00%		6/2030	25,142	24,916	25,142
Deerfield Dakota Holdings(7)(21)	First lien senior secured loan	S+	3.75%		4/2027	96,705	96,222	93,813
Deerfield Dakota Holdings(7)(21)	Second lien senior secured loan	S+	6.75%		4/2028	21,476	21,496	20,455
Finastra USA, Inc.(8)(22)	First lien senior secured loan	S+	7.25%		9/2029	162,704	161,233	162,704
Finastra USA, Inc.(7)(18)(22)	First lien senior secured revolving loan	S+	7.25%		9/2029	3,393	3,222	3,393
First Eagle Holdings, Inc.(6)(21)	First lien senior secured loan	S+	3.50%		6/2032	42,708	42,068	41,910
Klarna Holding AB(7)(22)	Subordinated Floating Rate Notes	S+	7.00%		4/2034	1,000	1,000	1,000
KRIV Acquisition Inc. (dba Riveron)(7)(18)	First lien senior secured loan	S+	5.75%		7/2029	82,012	80,034	82,012
Minotaur Acquisition, Inc. (dba Inspira Financial)(6)	First lien senior secured loan	S+	5.00%		6/2030	290,155	287,483	290,155
NMI Acquisitionco, Inc. (dba Network Merchants)(6)	First lien senior secured loan	S+	5.00%		9/2028	12,115	12,085	12,115
OneDigital Borrower LLC(6)(21)	Second lien senior secured loan	S+	5.25%		7/2032	33,800	33,648	33,759
OneDigital Borrower LLC(6)(21)	First lien senior secured loan	S+	3.00%		7/2031	54,034	54,034	53,882
Orion US Finco Inc. (dba OSTTRA)(6)(21)(22)	First lien senior secured loan	S+	3.50%		5/2032	17,500	17,413	17,553

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest			Maturity Date	Par / Units		Amortized Cost(4)(24)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK

PPI Holding US INC. (dba Nuvei)(6)(21)(22)	First lien senior secured loan	S+	3.00%		7/2031		19,950	19,906	19,974
Pushpay USA Inc(7)(22)	First lien senior secured loan	S+	4.00%		8/2031		14,925	14,925	15,000
Saphilux S.a.r.L. (dba IQ-EQ)(8)(21)(22)	First lien senior secured loan	S+	3.50%		7/2028		47,716	47,716	47,935
Smarsh Inc.(7)(18)	First lien senior secured loan	S+	4.75%		2/2029		112,983	112,307	112,685
								1,725,049	1,734,007	9.9%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(6)(21)	First lien senior secured loan	S+	4.00%		9/2028		13,510	13,437	13,148
Balrog Acquisition, Inc. (dba Bakemark)(6)	Second lien senior secured loan	S+	7.00%		9/2029		6,000	5,969	5,880
Blast Bidco Inc. (dba Bazooka Candy Brands)(7)	First lien senior secured loan	S+	6.00%		10/2030		35,373	34,651	35,373
Dessert Holdings(6)(20)(21)	First lien senior secured loan	S+	4.00%		6/2028		23,278	23,199	22,929
Eagle Family Foods Group LLC(8)	First lien senior secured loan	S+	5.00%		8/2030		173,827	172,250	173,827
Fiesta Purchaser, Inc. (dba Shearer's Foods)(6)(21)	First lien senior secured loan	S+	3.25%		2/2031		54,451	54,451	54,554
Gehl Foods, LLC(7)	First lien senior secured loan	S+	6.25%		6/2030		126,789	125,644	126,789
Hissho Parent, LLC(7)	First lien senior secured loan	S+	4.50%		5/2029		122,633	121,974	122,633
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(6)	First lien senior secured loan	S+	6.25%		3/2027		170,702	169,505	168,142
KBP Brands, LLC(6)	First lien senior secured loan	S+	5.50%		5/2027		55,796	55,460	54,820
Ole Smoky Distillery, LLC(6)	First lien senior secured loan	S+	5.50%		3/2028		30,013	29,684	29,788
Savor Acquisition, Inc. (dba Sauer Brands)(6)(21)	First lien senior secured loan	S+	3.25%		2/2032		63,966	63,813	64,305
Rushmore Investment III LLC (dba Winland Foods)(6)	First lien senior secured loan	S+	5.00%		10/2030		509,456	505,019	509,456
Tacala, LLC(6)(21)	First lien senior secured loan	S+	3.50%		1/2031		55,225	55,092	55,429
Vital Bidco AB (dba Vitamin Well)(7)(22)	First lien senior secured loan	S+	4.50%		10/2031		225,476	221,545	225,476
								1,651,693	1,662,549	9.5%
Healthcare equipment and services
Azalea TopCo, Inc. (dba Press Ganey)(6)(21)	First lien senior secured loan	S+	3.25%		4/2031		57,019	56,980	57,093
Bamboo US BidCo LLC(7)(18)	First lien senior secured loan	S+	5.25%		9/2030		114,845	114,634	114,845
Bamboo US BidCo LLC(12)	First lien senior secured EUR term loan	E+	5.25%		9/2030		€61,293	64,483	71,949
Canadian Hospital Specialties Limited(10)(22)	First lien senior secured loan	C+	4.50%		4/2028	CAD	4,808	3,810	3,454
Canadian Hospital Specialties Limited(10)(18)(22)	First lien senior secured revolving loan	C+	4.50%		4/2027	CAD	366	290	259
Cambrex Corporation(6)	First lien senior secured loan	S+	4.75%		3/2032		223,073	220,917	222,515
Confluent Medical Technologies, Inc.(7)(21)	First lien senior secured loan	S+	3.25%		2/2029		74,174	74,174	74,085
Creek Parent, Inc. (dba Catalent)(6)	First lien senior secured loan	S+	5.25%		12/2031		293,842	288,989	293,842
CSC MKG Topco LLC (dba Medical Knowledge Group)(6)	First lien senior secured loan	S+	5.50%		2/2029		98,263	97,071	97,772
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(12)	First lien senior secured EUR term loan	E+	5.50%		3/2031		€55,356	59,169	63,680
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(11)(18)	First lien senior secured EUR revolving loan	E+	5.50%		3/2031		€264	287	215
Nelipak Holding Company(7)	First lien senior secured loan	S+	5.50%		3/2031		30,229	29,836	29,625
Nelipak Holding Company(6)(18)	First lien senior secured revolving loan	S+	5.50%		3/2031		5,190	5,082	5,014
Packaging Coordinators Midco, Inc.(7)	First lien senior secured loan	S+	4.75%		1/2032		446,206	440,215	440,629
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(7)(18)(22)	First lien senior secured loan	S+	4.75%		1/2028		157,948	157,417	157,535
PerkinElmer U.S. LLC(6)	First lien senior secured loan	S+	4.75%		3/2029		167,512	167,193	165,837
Resonetics, LLC(7)(21)	First lien senior secured loan	S+	3.25%		6/2031		74,438	74,438	74,438
Rhea Parent, Inc.(7)	First lien senior secured loan	S+	4.75%		12/2030		202,293	201,745	201,787

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK

TBRS, Inc. (dba TEAM Technologies)(7)	First lien senior secured loan	S+	4.75%		11/2031	152,008	151,211	151,248
TBRS, Inc. (dba TEAM Technologies)(7)(18)	First lien senior secured revolving loan	S+	4.75%		11/2030	1,295	1,190	1,190
Zest Acquisition Corp.(7)(21)	First lien senior secured loan	S+	5.25%		2/2028	19,435	19,435	19,338
							2,228,566	2,246,350	12.8%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(6)	First lien senior secured loan	S+	5.25%		10/2030	17,531	17,316	17,531
Allied Benefit Systems Intermediate LLC(7)	First lien senior secured delayed draw term loan	S+	5.25%		10/2030	3,215	3,176	3,215
Anesthesia Consulting & Management, LP(6)(18)	First lien senior secured loan	S+	5.50%		12/2027	38,164	37,900	37,882
Belmont Buyer, Inc. (dba Valenz)(7)(18)	First lien senior secured loan	S+	6.50%		6/2029	71,819	70,711	71,819
Belmont Buyer, Inc. (dba Valenz)(8)	First lien senior secured loan	S+	5.25%		6/2029	42,835	42,564	42,514
Commander Buyer, Inc. (dba CenExel)(7)	First lien senior secured loan	S+	4.75%		6/2032	123,800	123,126	123,124
Confluent Health, LLC(6)	First lien senior secured loan	S+	5.00%		11/2028	19,750	19,302	19,009
Covetrus, Inc.(7)(21)	First lien senior secured loan	S+	5.00%		10/2029	35,127	33,992	31,561
Covetrus, Inc.(7)	Second lien senior secured loan	S+	9.25%		10/2030	160,000	157,477	151,200
D4C Dental Brands, Inc.(7)(18)(20)	First lien senior secured loan	S+	4.50%		11/2029	137,554	136,352	137,181
Engage Debtco Limited(7)(20)(22)	First lien senior secured loan	S+	3.03%	4.00%	7/2029	32,687	32,044	32,033
Engage Debtco Limited(7)(22)	First lien senior secured loan	S+	3.33%	2.75%	7/2029	63,765	62,767	61,055
Engage Debtco Limited(7)(22)	First lien senior secured delayed draw term loan	S+	3.18%	2.54%	7/2029	20,702	20,415	19,822
EresearchTechnology, Inc. (dba Clario)(6)(18)	First lien senior secured loan	S+	4.75%		1/2032	210,617	208,483	208,367
Ex Vivo Parent Inc. (dba OB Hospitalist)(6)	First lien senior secured loan	S+		9.85%	9/2028	45,221	44,870	45,221
KABAFUSION Parent, LLC(7)	First lien senior secured loan	S+	5.00%		11/2031	71,044	70,379	70,689
KABAFUSION Parent, LLC(6)	First lien senior secured loan	S+	5.00%		11/2031	40,804	40,398	40,600
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(7)	First lien senior secured loan	S+	4.75%		12/2029	172,766	170,217	172,766
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(8)(18)	First lien senior secured loan	S+	4.00%		9/2030	79,636	79,275	79,237
Maple Acquisition, LLC (dba Medicus)(8)	First lien senior secured loan	S+	5.00%		5/2031	101,901	101,226	101,901
MED ParentCo, LP(7)(21)	First lien senior secured loan	S+	3.25%		4/2031	24,813	24,813	24,884
MJH Healthcare Holdings, LLC(6)(20)(21)	First lien senior secured loan	S+	3.25%		1/2029	14,392	14,392	14,428
Natural Partners, LLC(7)(22)	First lien senior secured loan	S+	4.50%		11/2030	163,414	161,763	162,597
Neptune Holdings, Inc. (dba NexTech)(7)	First lien senior secured loan	S+	4.50%		8/2030	30,419	30,279	30,419
OB Hospitalist Group, Inc.(6)	First lien senior secured loan	S+	5.25%		9/2027	68,076	67,400	68,076
OneOncology, LLC(7)(18)	First lien senior secured loan	S+	4.75%		6/2030	133,741	133,076	133,071
OneOncology, LLC(7)	First lien senior secured delayed draw term loan	S+	5.00%		6/2030	124,342	123,519	124,342
Pacific BidCo Inc.(8)(22)	First lien senior secured loan	S+	4.12%	1.88%	8/2029	172,505	169,793	170,349
Pacific BidCo Inc.(8)(22)	First lien senior secured delayed draw term loan	S+	5.75%		8/2029	17,905	17,596	17,682
Pediatric Associates Holding Company, LLC(7)(21)	First lien senior secured loan	S+	3.25%		12/2028	32,062	31,215	28,496
Pediatric Associates Holding Company, LLC(7)	First lien senior secured loan	S+	4.50%		12/2028	27,277	26,460	24,959
PetVet Care Centers, LLC(6)	First lien senior secured loan	S+	6.00%		11/2030	239,321	237,345	226,158
Valeris, Inc. (fka Phantom Purchaser, Inc.)(7)	First lien senior secured loan	S+	5.00%		9/2031	88,972	88,158	88,750
Physician Partners, LLC(7)	First lien senior secured loan	S+	6.00%		12/2029	177,214	167,797	160,378
Physician Partners, LLC(7)(21)	First lien senior secured loan	S+	1.50%	2.50%	12/2029	17,879	11,209	8,850
Physician Partners, LLC(7)	First lien senior secured loan	S+	3.00%	2.50%	12/2029	81,840	54,780	43,785

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest			Maturity Date	Par / Units		Amortized Cost(4)(24)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK

Plasma Buyer LLC (dba PathGroup)(7)	First lien senior secured loan	S+	5.75%		5/2029	107,103		105,745	103,623
Plasma Buyer LLC (dba PathGroup)(7)	First lien senior secured delayed draw term loan	S+	6.25%		5/2029	4,042		3,986	3,911
Plasma Buyer LLC (dba PathGroup)(7)	First lien senior secured revolving loan	S+	5.75%		5/2028	12,182		12,066	11,786
PPV Intermediate Holdings, LLC(7)	First lien senior secured loan	S+	5.75%		8/2029	161,763		159,579	161,763
PPV Intermediate Holdings, LLC(7)	First lien senior secured delayed draw term loan	S+	6.00%		8/2029	9,997		9,921	9,997
Premise Health Holding Corp.(6)	First lien senior secured loan	S+	5.25%		3/2031	69,776		68,878	69,776
Premise Health Holding Corp.(6)(18)	First lien senior secured revolving loan	S+	5.25%		2/2030	546		451	546
Quva Pharma, Inc.(7)	First lien senior secured loan	S+	5.50%		4/2028	5,875		5,790	5,816
Quva Pharma, Inc.(7)	First lien senior secured loan	S+	5.50%		4/2026	1,362		1,347	1,348
SimonMed, Inc.(7)(18)	First lien senior secured loan	S+	4.75%		2/2032	253,062		251,737	251,798
SimonMed, Inc.(6)(18)	First lien senior secured revolving loan	S+	4.75%		2/2031	7,672		7,528	7,519
Soliant Lower Intermediate, LLC (dba Soliant)(8)(21)	First lien senior secured loan	S+	3.75%		7/2031	65,794		63,325	65,136
Soleo Holdings, Inc.(7)	First lien senior secured loan	S+	4.50%		2/2032	112,324		111,787	112,324
Tivity Health, Inc.(6)	First lien senior secured loan	S+	5.00%		6/2029	74,640		74,641	74,640
Unified Women's Healthcare, LP(7)	First lien senior secured loan	S+	5.50%		6/2029	81,615		81,223	81,615
Unified Women's Healthcare, LP(6)	First lien senior secured delayed draw term loan	S+	5.25%		6/2029	71,444		71,011	71,444
Unified Women's Healthcare, LP(6)	First lien senior secured loan	S+	5.50%		6/2029	68,027		67,612	68,027
Unified Women's Healthcare, LP(6)(18)	First lien senior secured delayed draw term loan	S+	5.00%		6/2029	36,392		36,089	36,189
Valeris, Inc. (fka Phantom Purchaser, Inc.)(7)	First lien senior secured loan	S+	4.75%		9/2031	184,510		182,690	182,665
Vermont Aus Pty Ltd(14)(22)	First lien senior secured AUD term loan	B+	5.75%		3/2028	A$	70,350	47,791	45,874
WCG Intermediate Corp. (f/k/a Da Vinci Purchaser Corp.) (dba WCG)(6)(21)	First lien senior secured loan	S+	3.00%		2/2032	30,000		29,873	29,634
								4,224,655	4,189,382	23.9%
Healthcare technology
Athenahealth Group Inc.(6)(21)	First lien senior secured loan	S+	2.75%		2/2029	25,994		25,994	25,953
BCPE Osprey Buyer, Inc. (dba PartsSource)(7)	First lien senior secured loan	S+	5.75%		8/2028	52,409		51,969	51,885
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(18)	First lien senior secured delayed draw term loan	S+	5.75%		8/2028	22,742		22,296	22,515
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(18)	First lien senior secured revolving loan	S+	5.75%		8/2026	2,328		2,311	2,281
Bracket Intermediate Holding Corp.(7)(21)	First lien senior secured loan	S+	4.25%		5/2028	49,005		49,005	49,117
Color Intermediate, LLC (dba ClaimsXten)(6)	First lien senior secured loan	S+	4.75%		10/2029	9,028		9,028	9,005
Cotiviti, Inc.(6)(21)	First lien senior secured loan	S+	2.75%		5/2031	35,040		34,342	34,844
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(6)	First lien senior secured loan	S+	5.00%		8/2031	349,085		347,257	349,085
Ensemble RCM, LLC(7)(21)	First lien senior secured loan	S+	3.00%		8/2029	33,552		33,377	33,673
GI Ranger Intermediate, LLC (dba Rectangle Health)(6)	First lien senior secured loan	S+	5.75%		10/2028	24,454		24,189	23,965
Imprivata, Inc.(7)(21)	First lien senior secured loan	S+	3.00%		12/2027	10,319		10,319	10,351
Indikami Bidco, LLC (dba IntegriChain)(6)	First lien senior secured loan	S+	4.00%	2.50%	12/2030	48,478		47,585	47,993
Indikami Bidco, LLC (dba IntegriChain)(6)(18)	First lien senior secured delayed draw term loan	S+	6.00%		12/2030	751		698	743
Indikami Bidco, LLC (dba IntegriChain)(6)(18)	First lien senior secured revolving loan	S+	6.00%		6/2030	3,566		3,486	3,519
Inovalon Holdings, Inc.(7)	First lien senior secured loan	S+	3.00%	2.75%	11/2028	305,124		304,679	305,124
Inovalon Holdings, Inc.(7)	Second lien senior secured loan	S+		8.50%	11/2033	113,685		113,685	113,685

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK

Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(7)(22)	First lien senior secured loan	S+	6.50%		8/2026	31,371	31,263	30,743
Interoperability Bidco, Inc. (dba Lyniate)(7)(18)	First lien senior secured loan	S+	5.75%		3/2028	77,433	77,235	75,981
Modernizing Medicine, Inc. (dba ModMed)(7)	First lien senior secured loan	S+	2.50%	2.75%	4/2032	114,452	113,335	113,308
PointClickCare Technologies, Inc.(8)(21)(22)	First lien senior secured loan	S+	3.25%		11/2031	46,753	46,638	46,897
Project Ruby Ultimate Parent Corp. (dba Wellsky)(6)(21)	First lien senior secured loan	S+	3.00%		3/2028	53,121	53,121	53,163
Raven Acquisition Holdings, LLC (dba R1 RCM)(6)(21)	First lien senior secured loan	S+	3.25%		11/2031	58,649	58,412	58,578
RL Datix Holdings (USA), Inc.(8)	First lien senior secured loan	S+	5.25%		4/2031	66,094	65,518	65,763
RL Datix Holdings (USA), Inc.(15)	First lien senior secured GBP term loan	SA+	5.25%		4/2031	£30,608	37,897	41,733
RL Datix Holdings (USA), Inc.(8)(18)	First lien senior secured revolving loan	S+	5.25%		10/2030	2,869	2,762	2,804
Salinger Bidco Inc. (dba Surgical Information Systems)(7)	First lien senior secured loan	S+	5.75%		8/2031	59,336	58,528	59,336
Salinger Bidco Inc. (dba Surgical Information Systems)(7)(18)	First lien senior secured revolving loan	S+	5.75%		5/2031	1,148	1,074	1,148
Southern Veterinary Partners, LLC(7)(21)	First lien senior secured loan	S+	3.25%		12/2031	39,900	39,762	39,916
Zelis Cost Management Buyer, Inc.(6)(21)	First lien senior secured loan	S+	2.75%		9/2029	4,938	4,918	4,901
Zelis Cost Management Buyer, Inc.(6)(21)	First lien senior secured loan	S+	3.25%		11/2031	70,607	70,281	70,155
							1,740,964	1,748,164	10.0%
Household products
Home Service TopCo IV, Inc.(6)	First lien senior secured loan	S+	4.50%		12/2027	35,740	35,740	35,740
Home Service TopCo IV, Inc.(7)	First lien senior secured delayed draw term loan	S+	4.50%		12/2027	2,792	2,754	2,792
Mario Midco Holdings, Inc. (dba Len the Plumber)(6)	Unsecured facility	S+		10.75%	4/2032	35,357	34,822	34,119
Mario Purchaser, LLC (dba Len the Plumber)(6)	First lien senior secured loan	S+	5.75%		4/2029	116,049	114,617	112,858
Mario Purchaser, LLC (dba Len the Plumber)(6)(18)	First lien senior secured revolving loan	S+	5.75%		4/2028	1,340	1,264	1,119
SimpliSafe Holding Corporation(6)	First lien senior secured loan	S+	6.25%		5/2028	140,389	138,850	140,389
Southern Air & Heat Holdings, LLC(7)(18)	First lien senior secured loan	S+	4.75%		10/2027	2,240	2,226	2,240
Southern Air & Heat Holdings, LLC(7)(18)	First lien senior secured delayed draw term loan	S+	5.25%		10/2027	10,473	9,799	10,473
Walker Edison Furniture Company LLC(7)(25)(31)	First lien senior secured loan	S+		6.75%	3/2027	6,272	4,955	350
Walker Edison Furniture Company LLC(6)(18)(25)(31)	First lien senior secured delayed draw term loan	S+		6.75%	3/2027	604	587	604
							345,614	340,684	1.9%
Human resource support services
AQ Carver Buyer, Inc. (dba CoAdvantage)(7)(21)	First lien senior secured loan	S+	5.50%		8/2029	22,106	21,762	21,755
Cornerstone OnDemand, Inc.(6)(20)(21)	First lien senior secured loan	S+	3.75%		10/2028	19,350	19,298	18,110
Cornerstone OnDemand, Inc.(6)	Second lien senior secured loan	S+	6.50%		10/2029	44,583	44,163	41,017
IG Investments Holdings, LLC (dba Insight Global)(7)	First lien senior secured loan	S+	5.00%		9/2028	47,478	47,480	47,478
iSolved, Inc.(6)(21)	First lien senior secured loan	S+	3.00%		10/2030	20,954	20,945	21,013
UKG Inc. (dba Ultimate Software)(6)(21)	First lien senior secured loan	S+	3.00%		2/2031	19,885	19,851	19,955
							173,499	169,328	1.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK

Infrastructure and environmental services
AWP Group Holdings, Inc.(6)(18)	First lien senior secured loan	S+	4.75%		12/2030	43,979	43,980	43,503
Azuria Water Solutions, Inc. (f/k/a Aegion Corporation)(6)(20)(21)	First lien senior secured loan	S+	3.00%		5/2028	36,664	36,664	36,741
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)(7)(18)	First lien senior secured loan	S+	5.00%		1/2031	54,106	53,588	54,106
GI Apple Midco LLC (dba Atlas Technical Consultants)(6)	First lien senior secured loan	S+	6.75%		4/2030	92,945	91,773	92,016
GI Apple Midco LLC (dba Atlas Technical Consultants)(6)(18)	First lien senior secured revolving loan	S+	6.75%		4/2029	237	97	127
KENE Acquisition, Inc. (dba Entrust Solutions Group)(7)(18)	First lien senior secured loan	S+	5.25%		2/2031	17,491	17,140	17,447
Osmose Utilities Services, Inc.(6)(21)	First lien senior secured loan	S+	3.25%		6/2028	3,670	3,642	3,436
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(7)	First lien senior secured loan	S+	5.75%		3/2029	6,617	6,531	6,617
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(7)(18)	First lien senior secured loan	S+	5.75%		3/2028	32,310	31,932	32,310
USIC Holdings, Inc.(7)(18)	First lien senior secured loan	S+	5.50%		9/2031	38,501	38,156	37,401
USIC Holdings, Inc.(7)(18)	First lien senior secured revolving loan	S+	5.25%		9/2031	2,207	2,164	2,074
Vessco Midco Holdings, LLC(6)(18)	First lien senior secured loan	S+	4.75%		7/2031	80,969	80,192	80,564
W.A. Kendall and Company, LLC(6)	First lien senior secured loan	S+	5.75%		4/2030	39,540	39,146	39,144
W.A. Kendall and Company, LLC(6)(18)	First lien senior secured revolving loan	S+	5.88%		4/2030	2,529	2,447	2,447
							447,452	447,933	2.6%
Insurance
Acrisure, LLC(17)(21)(22)	Unsecured notes	N/A	8.50%		6/2029	18,375	18,375	19,156
Acrisure, LLC(6)(21)	First lien senior secured loan	S+	3.00%		11/2030	58,890	58,890	58,678
Acrisure, LLC(6)(21)	First lien senior secured loan	S+	3.25%		11/2032	9,654	9,630	9,643
Alera Group, Inc.(6)(21)	First lien senior secured loan	S+	3.25%		5/2032	75,000	74,628	75,210
Alera Group, Inc.(6)(21)	Second lien senior secured loan	S+	5.50%		5/2033	125,000	124,379	127,288
AmeriLife Holdings LLC(8)	First lien senior secured loan	S+	4.75%		8/2029	287,610	284,584	286,172
AmeriLife Holdings LLC(7)(18)	First lien senior secured delayed draw term loan	S+	4.84%		8/2029	27,219	27,094	27,070
AmeriLife Holdings LLC(7)(18)	First lien senior secured revolving loan	S+	4.75%		8/2028	2,783	2,534	2,616
Ardonagh Midco 3 PLC(7)(21)(22)	First lien senior secured loan	S+	2.75%		2/2031	57,356	57,295	56,857
AssuredPartners, Inc.(6)(21)	First lien senior secured loan	S+	3.50%		2/2031	59,551	59,461	59,688
Asurion, LLC(6)(21)	First lien senior secured loan	S+	3.25%		7/2027	9,974	9,961	9,959
Asurion, LLC(6)(21)	First lien senior secured loan	S+	4.25%		9/2030	10,770	10,413	10,453
Asurion, LLC(6)(21)	Second lien senior secured loan	S+	5.25%		1/2029	104,017	100,227	96,299
Asurion, LLC(6)(21)	Second lien senior secured loan	S+	5.25%		1/2028	42,700	40,832	40,727
Atlas US Finco, Inc. (dba Nearmap)(7)(22)	First lien senior secured loan	S+	5.00%		12/2029	73,470	73,108	73,102
Brightway Holdings, LLC(7)	First lien senior secured loan	S+	5.75%		12/2027	20,437	20,309	20,437
Brightway Holdings, LLC(6)(18)	First lien senior secured revolving loan	S+	5.75%		12/2027	1,011	1,001	1,011
Broadstreet Partners, Inc.(6)(21)	First lien senior secured loan	S+	3.00%		6/2031	13,532	13,532	13,546
CFC USA 2025 LLC (dba CFC Insurance)(6)(22)	First lien senior secured loan	S+	3.75%		7/2032	80,000	79,200	79,200
Diamond Mezzanine 24 LLC (dba United Risk)(7)	First lien senior secured loan	S+	5.00%		10/2030	124,164	123,550	124,164
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(6)	First lien senior secured loan	S+	7.00%		3/2029	1,064	1,045	1,064
Evolution BuyerCo, Inc. (dba SIAA)(7)	First lien senior secured loan	S+	4.75%		4/2030	209,276	208,657	209,276
Evolution BuyerCo, Inc. (dba SIAA)(6)(18)	First lien senior secured delayed draw term loan	S+	4.75%		4/2030	4,627	4,464	4,627
Galway Borrower LLC(7)(18)	First lien senior secured delayed draw term loan	S+	4.50%		9/2028	10,032	9,955	10,032

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK

Hyperion Refinance S.à r.l (dba Howden Group)(6)(21)(22)	First lien senior secured loan	S+	3.50%		4/2030	16,957	16,873	17,036
Hyperion Refinance S.à r.l (dba Howden Group)(6)(21)(22)	First lien senior secured loan	S+	3.00%		2/2031	55,925	55,925	56,070
IMA Financial Group, Inc.(6)(21)	First lien senior secured loan	S+	3.00%		11/2028	43,833	43,808	43,798
Integrated Specialty Coverages, LLC(6)	First lien senior secured loan	S+	4.75%		7/2030	100,935	100,523	100,935
Integrity Marketing Acquisition, LLC(7)	First lien senior secured loan	S+	5.00%		8/2028	374,975	373,318	374,975
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(6)	First lien senior secured loan	S+		10.60%	7/2030	17,842	17,729	17,842
KWOR Acquisition, Inc. (dba Alacrity Solutions)(7)	First lien senior secured loan	S+	1.00%	5.25%	2/2030	17,815	17,733	17,726
KWOR Intermediate I, Inc. (dba Alacrity Solutions)(7)	First lien senior secured loan	S+		8.00%	2/2030	5,959	5,904	5,900
Mitchell International, Inc.(6)(21)	First lien senior secured loan	S+	3.25%		6/2031	66,695	66,408	66,589
Mitchell International, Inc.(6)(21)	Second lien senior secured loan	S+	5.25%		6/2032	32,700	32,552	32,039
Simplicity Financial Marketing Group Holdings, Inc.(6)	First lien senior secured loan	S+	5.00%		12/2031	150,516	149,089	149,010
Simplicity Financial Marketing Group Holdings, Inc.(8)(18)	First lien senior secured delayed draw term loan	S+	5.00%		12/2031	8,931	8,701	8,685
Summit Acquisition Inc. (dba K2 Insurance Services)(6)(21)	First lien senior secured loan	S+	3.75%		10/2031	19,950	19,858	19,926
THG Acquisition, LLC (dba Hilb)(6)(18)	First lien senior secured loan	S+	4.50%		10/2031	93,355	92,433	92,321
THG Acquisition, LLC (dba Hilb)(6)(18)	First lien senior secured revolving loan	S+	4.75%		10/2031	769	680	666
Trucordia Insurance Holdings, LLC(6)	First lien senior secured loan	S+	3.25%		6/2032	104,000	103,741	103,740
Trucordia Insurance Holdings, LLC(6)	Second lien senior secured loan	S+	5.75%		6/2033	275,750	273,001	272,993
Truist Insurance Holdings, LLC(7)(21)	First lien senior secured loan	S+	2.75%		5/2031	3,500	3,491	3,499
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(6)(18)	First lien senior secured loan	S+	5.00%		12/2029	37,304	37,082	37,304
							2,831,973	2,837,329	16.2%
Internet software and services
Activate Holdings (US) Corp. (dba Absolute Software)(7)(22)	First lien senior secured loan	S+	5.50%		7/2030	5,682	5,662	5,682
AI Titan Parent, Inc. (dba Prometheus Group)(6)	First lien senior secured loan	S+	4.50%		8/2031	33,962	33,654	33,623
AlphaSense, Inc.(7)	First lien senior secured loan	S+	6.25%		6/2029	3,533	3,504	3,507
Anaplan, Inc.(7)	First lien senior secured loan	S+	4.50%		6/2029	230,240	230,240	230,240
Appfire Technologies, LLC(7)	First lien senior secured loan	S+	5.00%		3/2028	13,919	13,859	13,919
Aptean Acquiror, Inc. (dba Aptean)(7)(18)	First lien senior secured loan	S+	4.75%		1/2031	120,646	119,601	120,646
Armstrong Bidco Limited(15)(22)	First lien senior secured GBP term loan	SA+	5.00%		6/2029	£40,433	48,964	55,131
Artifact Bidco, Inc. (dba Avetta)(7)	First lien senior secured loan	S+	4.25%		7/2031	15,498	15,429	15,498
Avalara, Inc.(7)(21)	First lien senior secured loan	S+	3.25%		3/2032	66,250	65,882	66,489
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(6)	First lien senior secured loan	S+	6.00%		3/2031	17,955	17,726	17,955
Barracuda Parent, LLC(7)(21)	First lien senior secured loan	S+	4.50%		8/2029	14,082	13,803	11,650
Barracuda Parent, LLC(7)	Second lien senior secured loan	S+	7.00%		8/2030	93,250	91,176	69,005
Barracuda Parent, LLC(7)	First lien senior secured loan	S+	6.50%		8/2029	34,116	33,192	30,875
Bayshore Intermediate #2, L.P. (dba Boomi)(6)	First lien senior secured loan	S+	2.88%	3.38%	10/2028	216,379	216,347	216,379
Bayshore Intermediate #2, L.P. (dba Boomi)(7)(18)	First lien senior secured revolving loan	S+	5.75%		10/2027	2,200	2,142	2,200
BCTO BSI Buyer, Inc. (dba Buildertrend)(7)	First lien senior secured loan	S+	6.50%		12/2026	1,196	1,192	1,196
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(7)(18)	First lien senior secured loan	S+	5.50%		8/2027	10,168	10,066	9,900
CivicPlus, LLC(7)	First lien senior secured loan	S+	5.50%		8/2030	39,078	38,886	38,980

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK

Cloud Software Group, Inc.(7)(21)	First lien senior secured loan	S+	3.75%		3/2031	79,612	79,612	79,731
Cloud Software Group, Inc.(6)(21)	First lien senior secured loan	S+	3.50%		3/2029	55,018	55,018	55,057
Clover Holdings 2, LLC (dba Cohesity)(7)(21)	First lien senior secured loan	S+	4.00%		12/2031	76,196	75,409	76,219
Coupa Holdings, LLC(7)	First lien senior secured loan	S+	5.25%		2/2030	24,101	24,101	24,101
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(8)	Unsecured notes	S+		11.75%	6/2034	11,486	11,375	11,486
Crewline Buyer, Inc. (dba New Relic)(6)	First lien senior secured loan	S+	6.75%		11/2030	171,701	169,558	169,984
Databricks, Inc.(6)	First lien senior secured loan	S+	4.50%		1/2031	73,469	73,127	73,286
Delta TopCo, Inc. (dba Infoblox, Inc.)(7)(21)	Second lien senior secured loan	S+	5.25%		11/2030	33,000	32,851	33,053
Diamond Insure Bidco (dba Acturis)(13)(22)	First lien senior secured EUR term loan	E+	4.25%		7/2031	€3,123	3,293	3,648
Diamond Insure Bidco (dba Acturis)(15)(22)	First lien senior secured GBP term loan	SA+	4.50%		7/2031	£10,210	12,679	13,921
EET Buyer, Inc. (dba e-Emphasys)(7)	First lien senior secured loan	S+	4.75%		11/2027	39,966	39,659	39,966
Einstein Parent, Inc. (dba Smartsheet)(7)	First lien senior secured loan	S+	6.50%		1/2031	76,841	76,058	76,073
Entrata, Inc.(6)	First lien senior secured loan	S+	5.75%		7/2030	4,420	4,368	4,420
Forescout Technologies, Inc.(7)	First lien senior secured loan	S+	5.00%		5/2031	9,190	9,149	9,190
Granicus, Inc.(7)	First lien senior secured loan	S+	3.50%	2.25%	1/2031	33,340	33,069	33,340
Granicus, Inc.(7)	First lien senior secured delayed draw term loan	S+	3.00%	2.25%	1/2031	4,939	4,898	4,914
Granicus, Inc.(16)(18)	First lien senior secured revolving loan	P+	4.25%		1/2031	649	612	649
GS Acquisitionco, Inc. (dba insightsoftware)(7)(18)	First lien senior secured loan	S+	5.25%		5/2028	9,558	9,544	9,509
Hyland Software, Inc.(6)	First lien senior secured loan	S+	5.00%		9/2030	145,027	145,027	145,027
Icefall Parent, Inc. (dba EngageSmart)(7)	First lien senior secured loan	S+	5.75%		1/2030	28,869	28,400	28,869
JS Parent, Inc. (dba Jama Software)(7)	First lien senior secured loan	S+	4.75%		4/2031	905	901	905
Litera Bidco LLC(6)(18)	First lien senior secured loan	S+	5.00%		5/2028	42,738	42,576	42,632
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(6)(22)	First lien senior secured loan	S+	4.50%		7/2028	167,248	167,087	167,248
Ministry Brands Holdings, LLC(6)	First lien senior secured loan	S+	5.50%		12/2028	52,665	52,071	52,270
Ministry Brands Holdings, LLC(16)(18)	First lien senior secured revolving loan	P+	4.50%		12/2027	395	356	360
Mitnick Corporate Purchaser, Inc.(7)(18)(20)	First lien senior secured revolving loan	S+	3.00%		5/2027	438	442	(2,563)
Oranje Holdco, Inc. (dba KnowBe4)(7)	First lien senior secured loan	S+	7.75%		2/2029	81,182	80,353	81,182
Oranje Holdco, Inc. (dba KnowBe4)(7)	First lien senior secured loan	S+	7.25%		2/2029	34,017	33,745	33,932
PDI TA Holdings, Inc.(7)(18)	First lien senior secured loan	S+	5.50%		2/2031	81,384	80,308	80,530
Perforce Software, Inc.(6)(21)	First lien senior secured loan	S+	4.75%		3/2031	4,950	4,929	4,734
Perforce Software, Inc.(6)(21)	First lien senior secured loan	S+	4.75%		6/2029	14,589	14,391	14,025
Project Alpha Intermediate Holding, Inc. (dba Qlik)(7)(21)	First lien senior secured loan	S+	3.25%		10/2030	24,564	24,508	24,670
Proofpoint, Inc.(6)(21)	First lien senior secured term loan	S+	3.00%		8/2028	58,911	58,625	58,917
QAD, Inc.(6)	First lien senior secured loan	S+	4.75%		11/2027	46,049	46,049	46,049
Starlight Parent, LLC (dba SolarWinds)(7)(21)	First lien senior secured loan	S+	4.00%		3/2032	11,500	11,157	11,227
Sophos Holdings, LLC(6)(21)(22)	First lien senior secured loan	S+	3.50%		3/2027	38,305	38,140	38,431
Securonix, Inc.(7)	First lien senior secured loan	S+	4.00%	3.75%	4/2029	30,226	30,067	27,128
Securonix, Inc.(7)(18)	First lien senior secured revolving loan	S+	7.00%		4/2029	120	96	(427)
Sedgwick Claims Management Services, Inc.(7)(21)	First lien senior secured loan	S+	3.00%		7/2031	44,638	44,498	44,777
Sitecore Holding III A/S(12)	First lien senior secured EUR term loan	E+	3.25%	4.00%	3/2029	€25,715	27,009	30,186
Sitecore Holding III A/S(7)	First lien senior secured loan	S+	3.25%	4.00%	3/2029	4,432	4,409	4,432

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK

Sitecore USA, Inc.(7)	First lien senior secured loan	S+	3.25%	4.00%	3/2029	26,722	26,585	26,722
Storable, Inc.(6)(21)	First lien senior secured loan	S+	3.25%		4/2031	69,501	69,383	69,369
Storable Intermediate Holdings, LLC(6)	First lien senior secured loan	S+		6.00%	4/2032	28,614	28,473	28,471
Spaceship Purchaser, Inc. (dba Squarespace)(7)	First lien senior secured loan	S+	5.00%		10/2031	125,388	124,808	125,388
Tricentis Operations Holdings, Inc.(6)	First lien senior secured loan	S+	1.38%	4.88%	2/2032	50,887	50,407	50,378
Thunder Purchaser, Inc. (dba Vector Solutions)(7)(18)	First lien senior secured loan	S+	5.25%		6/2028	31,935	31,794	31,935
Thunder Purchaser, Inc. (dba Vector Solutions)(7)	First lien senior secured loan	S+	5.50%		6/2028	12,616	12,553	12,616
VIRTUSA CORPORATION(6)(21)	First lien senior secured loan	S+	3.25%		2/2029	29,527	29,547	29,513
When I Work, Inc.(7)	First lien senior secured loan	S+	5.50%		11/2027	26,835	26,735	26,165
Zendesk, Inc.(7)(18)	First lien senior secured loan	S+	5.00%		11/2028	155,417	153,055	155,417
							3,164,189	3,151,937	18.0%
Leisure and entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(8)(22)	First lien senior secured loan	S+	5.25%		7/2031	341,349	337,400	341,349
Cirque du Soleil Canada, Inc.(7)(20)(21)(22)	First lien senior secured loan	S+	3.75%		3/2030	33,381	33,346	32,407
Eternal Buyer, LLC (dba Wedgewood Weddings)(7)	First lien senior secured loan	S+	4.75%		6/2032	77,054	76,670	76,668
Pretzel Parent, Inc.(6)(21)	First lien senior secured loan	S+	4.50%		8/2031	14,774	14,570	14,601
Troon Golf, L.L.C.(7)(18)	First lien senior secured loan	S+	4.75%		8/2028	380,734	380,511	380,734
							842,497	845,759	4.8%
Manufacturing
ACR Group Borrower, LLC(7)	First lien senior secured loan	S+	4.75%		3/2028	1,886	1,872	1,886
ACR Group Borrower, LLC(7)	First lien senior secured loan	S+	4.25%		3/2028	3,960	3,934	3,960
ACR Group Borrower, LLC(7)	First lien senior secured loan	S+	5.75%		3/2028	851	844	851
Chariot Buyer LLC (dba Chamberlain Group)(6)(21)	First lien senior secured loan	S+	3.25%		11/2028	28,766	28,790	28,795
CPM Holdings, Inc.(6)(20)(21)	First lien senior secured loan	S+	4.50%		9/2028	13,785	13,449	13,448
EMRLD Borrower LP (dba Emerson)(7)(21)	First lien senior secured loan	S+	2.50%		5/2030	5,985	5,844	5,976
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(20)	Second lien senior secured loan	S+	6.50%		5/2029	37,181	37,074	37,181
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(20)	Second lien senior secured loan	S+	6.00%		5/2029	19,160	19,129	19,112
Engineered Machinery Holdings, Inc. (dba Duravant)(7)(21)	First lien senior secured loan	S+	3.50%		5/2028	9,042	8,900	9,091
Faraday Buyer, LLC (dba MacLean Power Systems)(6)	First lien senior secured loan	S+	6.00%		10/2028	134,245	132,308	133,238
Filtration Group Corporation(6)(21)	First lien senior secured loan	S+	3.00%		10/2028	17,589	17,589	17,649
FR Flow Control CB LLC (dba Trillium Flow Technologies)(7)(22)	First lien senior secured loan	S+	5.00%		12/2029	140,826	139,862	139,769
FR Flow Control CB LLC (dba Trillium Flow Technologies)(6)(18)(22)	First lien senior secured revolving loan	S+	5.00%		12/2029	2,573	2,418	2,400
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)(21)	First lien senior secured loan	S+	4.00%		5/2032	148,000	147,268	144,862
Helix Acquisition Holdings, Inc. (dba MW Industries)(6)	First lien senior secured loan	S+	7.00%		3/2030	61,484	60,078	61,023
Madison IAQ LLC(7)(21)	First lien senior secured loan	S+	3.25%		4/2032	40,000	39,607	40,084
MHE Intermediate Holdings, LLC (dba OnPoint Group)(7)(18)	First lien senior secured loan	S+	6.00%		7/2027	61,199	60,942	59,772
MHE Intermediate Holdings, LLC (dba OnPoint Group)(7)	First lien senior secured loan	S+	6.25%		7/2027	4,620	4,575	4,539
Pro Mach Group, Inc.(6)(21)	First lien senior secured loan	S+	2.75%		8/2028	53,643	53,643	53,734
Sonny's Enterprises, LLC(7)(18)	First lien senior secured loan	S+	5.50%		8/2028	165,629	163,991	164,387
Sonny's Enterprises, LLC(7)(18)	First lien senior secured delayed draw term loan	S+	6.50%		8/2028	6,238	6,100	6,238

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK

Sonny's Enterprises, LLC(7)(18)	First lien senior secured revolving loan	S+	5.50%		8/2027	13,134	12,948	12,940
							961,165	960,935	5.5%
Pharmaceuticals
Opal US LLC(8)(21)(22)	First lien senior secured loan	S+	3.25%		4/2032	22,500	22,385	22,577
Puma Buyer, LLC (dba PANTHERx)(7)	First lien senior secured loan	S+	4.25%		3/2032	130,344	129,394	130,344
							151,779	152,921	0.9%
Professional services
AmSpec Parent, LLC(6)	First lien senior secured loan	S+	3.50%		12/2031	34,667	34,667	34,753
Apex Group Treasury LLC(6)(21)(22)	First lien senior secured loan	S+	3.50%		2/2032	132,942	132,597	132,357
Certinia Inc.(7)	First lien senior secured loan	S+	5.25%		8/2030	44,118	43,559	44,118
DCCM, LLC(7)	First lien senior secured loan	S+	4.75%		6/2032	53,775	53,239	53,238
Element Materials Technology(7)(21)(22)	First lien senior secured loan	S+	3.75%		6/2029	27,249	27,249	27,270
EP Purchaser, LLC (dba Entertainment Partners)(7)(21)	First lien senior secured loan	S+	4.50%		11/2028	29,399	28,728	28,885
Essential Services Holding Corporation (dba Turnpoint)(7)(18)	First lien senior secured revolving loan	S+	5.00%		6/2030	523	487	468
Essential Services Holding Corporation (dba Turnpoint)(7)	First lien senior secured loan	S+	5.00%		6/2031	35,548	35,232	35,104
Gerson Lehrman Group, Inc.(7)	First lien senior secured loan	S+	5.00%		12/2027	165,599	164,613	165,599
Guidehouse Inc.(6)	First lien senior secured loan	S+	3.00%	2.00%	12/2030	107,955	107,955	107,415
Paris US Holdco, Inc. (dba Precinmac)(6)(18)	First lien senior secured loan	S+	4.75%		12/2031	70,181	69,446	69,787
Relativity ODA LLC(6)	First lien senior secured loan	S+	4.50%		5/2029	32,738	32,626	32,738
Sensor Technology Topco, Inc. (dba Humanetics)(7)(18)	First lien senior secured loan	S+	7.00%		5/2028	254,023	253,352	254,023
Sensor Technology Topco, Inc. (dba Humanetics)(12)(18)	First lien senior secured EUR term loan	E+	7.25%		5/2028	€43,474	47,105	51,033
Sovos Compliance, LLC(6)(21)	First lien senior secured loan	S+	4.00%		8/2029	48,504	48,533	48,717
Thevelia (US) LLC (dba Tricor)(7)(21)(22)	First lien senior secured loan	S+	3.00%		6/2029	10,991	10,991	10,993
Vensure Employer Services, Inc.(6)	First lien senior secured loan	S+	4.76%		9/2031	180,959	179,303	179,149
Vistage International, Inc.(7)	First lien senior secured loan	S+	3.75%		7/2029	29,688	29,688	29,614
							1,299,370	1,305,261	7.5%
Specialty retail
Galls, LLC(7)(18)	First lien senior secured loan	S+	5.00%	1.50%	3/2030	130,275	128,494	130,275
Galls, LLC(7)(18)	First lien senior secured revolving loan	S+	6.00%		3/2030	4,317	4,132	4,317
Ideal Image Development, LLC(7)(18)(25)(31)	First lien senior secured loan	S+		6.50%	2/2029	3,371	3,259	2,553
Ideal Image Development, LLC(7)(18)(25)(31)	First lien senior secured revolving loan	S+	6.00%		2/2029	796	796	760
Milan Laser Holdings LLC(7)	First lien senior secured loan	S+	5.00%		4/2027	19,906	19,836	19,607
Notorious Topco, LLC (dba Beauty Industry Group)(7)	First lien senior secured loan	S+	4.75%	2.50%	11/2027	232,327	230,669	163,791
Notorious Topco, LLC (dba Beauty Industry Group)(7)	First lien senior secured revolving loan	S+	6.75%		5/2027	5,282	5,254	3,724
The Shade Store, LLC(7)	First lien senior secured loan	S+	6.00%		10/2029	104,630	102,725	99,137
The Shade Store, LLC(7)	First lien senior secured loan	S+	7.00%		10/2029	13,827	13,662	13,377
The Shade Store, LLC(7)(18)	First lien senior secured revolving loan	S+	6.00%		10/2028	2,808	2,683	2,241
							511,510	439,782	2.5%
Telecommunications
CCI BUYER, INC. (dba Consumer Cellular)(7)	First lien senior secured loan	S+	5.00%		5/2032	497,022	492,121	492,052
EOS Finco S.A.R.L(7)(21)(22)(25)(31)	First lien senior secured loan	S+		6.00%	10/2029	83,675	68,015	21,747
Infobip Inc.(7)(22)	First lien senior secured loan	S+	5.75%		6/2029	12,968	12,775	12,773
Level 3 Financing, Inc.(6)(21)(22)	First lien senior secured loan	S+	4.25%		3/2032	130,000	128,097	131,326

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK

Park Place Technologies, LLC(7)(18)	First lien senior secured loan	S+	5.25%		3/2031	92,529	91,702	92,297
Park Place Technologies, LLC(7)(18)	First lien senior secured revolving loan	S+	5.25%		3/2030	2,968	2,888	2,942
PPT Holdings III, LLC (dba Park Place Technologies)(17)	First lien senior secured loan	N/A		12.75%	3/2034	32,304	31,663	32,304
							827,261	785,441	4.5%
Transportation
Lightbeam Bidco, Inc. (dba Lazer Spot)(6)	First lien senior secured loan	S+	5.00%		5/2030	119,043	119,051	119,043
Lightbeam Bidco, Inc. (dba Lazer Spot)(7)	First lien senior secured delayed draw term loan	S+	5.00%		5/2030	19,509	19,509	19,509
Lightbeam Bidco, Inc. (dba Lazer Spot)(6)(18)	First lien senior secured revolving loan	S+	5.00%		5/2029	5,258	5,183	5,258
Motus Group, LLC(7)(21)	First lien senior secured loan	S+	3.75%		12/2028	32,280	32,280	32,219
							176,023	176,029	1.0%
Total non-controlled/non-affiliated debt investments							$30,350,456	$30,218,836	172.7%
Total non-controlled/non-affiliated misc. debt commitments(18)(33)(Note 7)							$(15,430)	$(10,298)	(0.1)%
Total non-controlled/non-affiliated portfolio company debt investments							$30,335,026	$30,208,538	172.7%

Equity Investments
Asset based lending and fund finance
Amergin Asset Management, LLC(23)(25)	Class A Units	N/A			N/A	50,000,000	$1	$2,165
							1	2,165	—%
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(22)(23)(25)(32)	LP Interest	N/A			N/A	37,081	35,998	44,424
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(17)(23)	Series A Convertible Preferred Stock	N/A		7.00%	N/A	10,769	14,168	14,373
							50,166	58,797	0.3%
Buildings and real estate
Dodge Construction Network Holdings, L.P.(23)(25)	Class A-2 Common Units	N/A			N/A	—	123	20
Dodge Construction Network Holdings, L.P.(7)(23)	Series A Preferred Units	S+		8.25%	N/A	143,963	3	2
							126	22	—%
Business services
Denali Holding, LP (dba Summit Companies)(23)(25)	Class A Units	N/A			N/A	686,513	7,077	14,490
Hercules Buyer, LLC (dba The Vincit Group)(23)(25)(27)	Common Units	N/A			N/A	10,000	12	12
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(8)(23)	Perpetual Preferred Stock	S+		11.00%	N/A	33,768	49,865	50,349
							56,954	64,851	0.4%
Consumer products
ASP Conair Holdings LP(23)(25)	Class A Units	N/A			N/A	9,286	929	697
							929	697	—%
Containers and packaging
TCB Holdings I LLC (dba TricorBraun)(17)(23)	Class A Preferred Units	N/A		14.00%	N/A	87,500	89,997	90,289
							89,997	90,289	0.5%
Financial services
Vestwell Holdings, Inc.(23)(25)	Series D Preferred Stock	N/A			N/A	50,726	1,007	1,075
							1,007	1,075	—%
Food and beverage
Hissho Sushi Holdings, LLC(23)(25)	Class A Units	N/A			N/A	941,780	7,536	13,359
							7,536	13,359	0.1%
Healthcare equipment and services
KPCI Holdings, L.P.(23)(25)	Class A Units	N/A			N/A	1,781	2,313	5,096

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK

Maia Aggregator, LP(23)(25)	Class A-2 Units	N/A			N/A	12,921,348	12,921	12,069
Patriot Holdings SCSp (dba Corza Health, Inc.)(22)(23)(25)	Class B Units	N/A			N/A	17,221	180	40
Patriot Holdings SCSp (dba Corza Health, Inc.)(17)(22)(23)	Class A Units	N/A		8.00%	N/A	1,251	1,609	1,593
Rhea Acquisition Holdings, LP(23)(25)	Series A-2 Units	N/A			N/A	11,964,286	11,964	14,493
							28,987	33,291	0.2%
Healthcare providers and services
Baypine Commander Co-Invest, LP(22)(23)(25)	LP Interest	N/A			N/A	6,753	6,753	6,753
KOBHG Holdings, L.P. (dba OB Hospitalist)(23)(25)	Class A Interests	N/A			N/A	3,520	3,520	3,423
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(23)(25)	Class A Interest	N/A			N/A	1,205	12,048	16,276
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(23)(25)	Common Equity	N/A			N/A	1,329	3,563	3,500
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(17)(23)	Series A Preferred Stock	N/A		15.00%	N/A	27,355	33,705	31,302
XOMA Corporation(23)(25)	Warrants	N/A			N/A	54,000	369	530
							59,958	61,784	0.4%
Healthcare technology
BEHP Co-Investor II, L.P.(22)(23)(25)	LP Interest	N/A			N/A	1,269,969	822	1,670
Minerva Holdco, Inc.(17)(23)	Senior A Preferred Stock	N/A		10.75%	N/A	100,000	142,419	142,333
ModMed Software Midco Holdings, Inc. (dba ModMed)(17)(23)	Series A Preferred Units	N/A		13.00%	N/A	25,474	24,837	24,837
Orange Blossom Parent, Inc.(23)(25)	Common Units	N/A			N/A	16,667	1,667	1,720
WP Irving Co-Invest, L.P.(22)(23)(25)	Partnership Units	N/A			N/A	1,250,000	737	1,644
							170,482	172,204	1.0%
Household products
Walker Edison Holdco LLC(23)(25)	Common Units	N/A			N/A	29,167	2,821	—
							2,821	—	—%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(17)(23)	Series A Preferred Stock	N/A		10.50%	N/A	12,750	18,439	16,173
							18,439	16,173	0.1%
Insurance
Accelerate Topco Holdings, LLC(23)(25)	Common Units	N/A			N/A	91,806	2,535	4,379
Evolution Parent, LP (dba SIAA)(23)(25)	LP Interest	N/A			N/A	2,703	270	333
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(23)(25)	LP Interest	N/A			N/A	42,053	427	420
Hockey Parent Holdings, L.P.(23)(25)	Class A Common Units	N/A			N/A	25,000	25,000	30,000
KWOR Intermediate I, Inc. (dba Alacrity Solutions)(23)(25)	Class A-1 Common Stock	N/A			N/A	3,605	1,726	1,726
KWOR Intermediate I, Inc. (dba Alacrity Solutions)(7)(23)	Preferred Stock	S+		8.00%	N/A	3,856	3,977	3,975
PCF Holdco, LLC (dba Trucordia)(23)(25)	Warrants	N/A			N/A	1,503,286	5,129	3,953
PCF Holdco, LLC (dba Trucordia)(17)(23)	Preferred equity	N/A		14.00%	N/A	26,824	19,860	26,824
							58,924	71,610	0.4%
Internet software and services
AlphaSense, LLC(23)(25)	Series E Preferred Shares	N/A			N/A	16,929	765	827
BCTO WIW Holdings, Inc. (dba When I Work)(23)(25)	Class A Common Stock	N/A			N/A	57,000	5,700	3,072
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(23)(25)	Common Units	N/A			N/A	1,729,439	1,729	2,805
Chrome Investors LP(17)(18)(22)(23)(25)	LP Interest	N/A			N/A	7,339	7,341	7,339

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK

Elliott Alto Co-Investor Aggregator L.P.(22)(23)(25)	LP Interest	N/A			N/A	6,530	6,572	11,842
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(22)(23)(25)	LP Interest	N/A			N/A	989	989	1,239
Bird Holding B.V. (fka MessageBird Holding B.V.)(22)(23)(25)	Extended Series C Warrants	N/A			N/A	7,980	49	12
Project Alpine Co-Invest Fund, LP(22)(23)(25)	LP Interest	N/A			N/A	17,000	17,012	22,325
Project Hotel California Co-Invest Fund, L.P.(21)(22)(23)(25)	LP Interest	N/A			N/A	3,522	3,507	6,479
Thunder Topco L.P. (dba Vector Solutions)(23)(25)	Common Units	N/A			N/A	712,884	713	848
WMC Bidco, Inc. (dba West Monroe)(17)(23)	Senior Preferred Stock	N/A		11.25%	N/A	33,385	49,770	49,523
Zoro TopCo, Inc.(7)(23)	Series A Preferred Equity	S+		9.50%	N/A	16,562	16,079	16,388
Zoro TopCo, L.P.(23)(25)	Class A Common Units	N/A			N/A	1,380,129	13,801	15,491
							124,027	138,190	0.8%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(23)(25)	LP Interest	N/A			N/A	1,218	134	189
							134	189	—%
Specialty retail
Ideal Topco, L.P.(23)(25)	Class A-2 Common Units	N/A			N/A	3,109,756	—	—
Ideal Topco, L.P.(23)(25)	Class A-1 Preferred Units	N/A			N/A	6,128,049	6,128	2,114
							6,128	2,114	—%
Total non-controlled/non-affiliated portfolio company equity investments							$676,616	$726,810	4.2%
Total non-controlled/non-affiliated portfolio company investments							$31,011,642	$30,935,348	176.8%

Non-controlled/affiliated portfolio company investments
Debt Investments(5)
Education
Pluralsight, LLC(7)(29)	First lien senior secured loan	S+		7.50%	8/2029	1,306,000	$1,306	$1,306
Pluralsight, LLC(7)(29)	First lien senior secured loan	S+	3.00%	1.50%	8/2029	1,204,000	1,204	1,204
							2,510	2,510	—%
Total non-controlled/affiliated portfolio company debt investments							$2,510	$2,510	—%

Equity Investments
Education
Paradigmatic Holdco LLC (dba Pluralsight)(23)(25)(29)	Common stock	N/A			N/A	396,827	$1,053	$1,009
							1,053	1,009	—%
Pharmaceuticals
LSI Financing 1 DAC(22)(23)(29)	Preferred equity	N/A			N/A	4,161	4,211	3,827
							4,211	3,827	—%
Total non-controlled/affiliated portfolio company equity investments							$5,264	$4,836	—%
Total non-controlled/affiliated portfolio company investments							$7,774	$7,346	—%

Controlled/affiliated portfolio company investments
Debt Investments(5)
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(17)(22)(30)	First lien senior secured loan	N/A		12.00%	7/2030	54,916	$54,916	$54,916
AAM Series 2.1 Aviation Feeder, LLC(17)(22)(30)	First lien senior secured loan	N/A		12.00%	11/2030	58,374	58,374	58,374
							113,290	113,290	0.6%
Total controlled/affiliated portfolio company debt investments							$113,290	$113,290	0.6%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(19)(28)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(4)(24)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK

Equity Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(18)(22)(23)(25)(30)	LLC Interest	N/A			N/A	26,517	$26,557	$35,768
AAM Series 2.1 Aviation Feeder, LLC(18)(22)(23)(25)(30)	LLC Interest	N/A			N/A	23,469	23,509	40,519
							50,066	76,287	0.4%
Insurance
Fifth Season Investments LLC(23)(26)(30)	Class A Units	N/A			N/A	28	265,459	292,566
							265,459	292,566	1.7%
Joint ventures
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(22)(23)(30)(32)	LLC Interest	N/A			N/A	314,800	314,808	291,803
Blue Owl Credit SLF LLC(22)(23)(30)(32)	LLC Interest	N/A			N/A	25,900	25,920	25,733
							340,728	317,536	1.8%
Pharmaceuticals
LSI Financing LLC(18)(22)(23)(30)(32)	Common Equity	N/A			N/A	250,248	250,248	261,781
							250,248	261,781	1.5%
Total controlled/affiliated portfolio company equity investments							$906,501	$948,170	5.4%
Total controlled/affiliated portfolio company investments							$1,019,791	$1,061,460	6.1%
Total Investments							$32,039,207	$32,004,154	182.9%

	Interest Rate and Cross-currency Swaps as of June 30, 2025
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)	Hedged Instrument	Footnote Reference
Interest rate swap(a)(b)(c)	7.75%	S + 3.84%	9/16/2027	$600,000	$7,272	$—	$7,975	September 2027 Notes	Note 5
Cross-currency swap(a)(b)(c)(f)	6.50%	S + 2.67%	10/23/2027	253,779	(1,172)	—	19,463	AUD 2027 Notes	Note 5
Interest rate swap(b)(c)(e)	6.50%	B + 2.72%	10/23/2027	46,562	579	—	626	AUD 2027 Notes	Note 5
Interest rate swap(a)(b)(d)	5.90%	S + 2.18%	5/23/2028	500,000	3,574	—	3,574	May 2028 Notes	Note 5
Interest rate swap(a)(b)(c)	7.95%	S + 3.79%	5/13/2028	650,000	11,536	—	11,034	June 2028 Notes	Note 5
Interest rate swap(a)(b)(c)	7.75%	S + 3.65%	1/15/2029	550,000	10,568	—	10,967	January 2029 Notes	Note 5
Interest rate swap(a)(b)(c)	6.60%	S + 2.39%	8/15/2029	900,000	25,988	—	22,243	September 2029 Notes	Note 5
Interest rate swap(a)(b)(c)	5.80%	S + 2.62%	2/15/2030	1,000,000	(13,668)	—	30,851	March 2030 Notes	Note 5
Interest rate swap(a)(b)(c)	6.65%	S + 2.90%	1/15/2031	750,000	8,386	—	22,625	March 2031 Notes	Note 5
Total				$5,250,341	$53,063	$—	$129,358
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
(c) The Company has an International Swaps and Derivatives Association (“ISDA”) agreement with Goldman Sachs Bank USA.
(d) The Company has an International Swaps and Derivatives Association (“ISDA”) agreement with Deutsche Bank AG.
(e) Contains a variable rate structure. Bears interest at a rate determined by BBSY.
(f) The associated change in foreign exchange rate of derivative is recorded along with the change in foreign exchange rate of the note within translation of assets and liabilities in foreign currencies.

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
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

(4)The amortized cost represents the original cost adjusted for the amortization and accretion of premiums and discounts, as applicable, on debt investments using the effective interest method.
(5)Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”) (which can include one-, three-, six- or twelve-month SOFR), Euro Interbank Offered Rate (“EURIBOR”or “E”) (which can include one-, three- or six-month EURIBOR), Canadian Overnight Repo Rate Average (“CORRA” or “C”) (which can include one- or three-month CORRA), Australian Bank Bill Swap Bid Rate (“BBSY” or “B”) (which can include one-, three-, or six-month BBSY), Sterling (SP) Overnight Interbank Average Rate (“SONIA” or “SA”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“Prime” or “P”), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)The interest rate on these investments is subject to 1 month SOFR, which as of June 30, 2025 was 4.32%.
(7)The interest rate on these investments is subject to 3 month SOFR, which as of June 30, 2025 was 4.29%.
(8)The interest rate on these investments is subject to 6 month SOFR, which as of June 30, 2025 was 4.15%.
(9)The interest rate on these investments is subject to 12 month SOFR, which as of June 30, 2025 was 3.88%.
(10)The interest rate on these investments is subject to 3 month CORRA, which as of June 30, 2025 was 2.68%.
(11)The interest rate on these investments is subject to 1 month EURIBOR, which as of June 30, 2025 was 1.93%.
(12)The interest rate on these investments is subject to 3 month EURIBOR, which as of June 30, 2025 was 1.94%.
(13)The interest rate on these investments is subject to 6 month EURIBOR, which as of June 30, 2025 was 2.05%.
(14)The interest rate on these investments is subject to 3 month BBSY, which as of June 30, 2025 was 3.60%.
(15)The interest rate on these investments is subject to SONIA, which as of June 30, 2025 was 4.22%.
(16)The interest rate on these investments is subject to Prime, which as of June 30, 2025 was 7.50%.
(17)Investment does not contain a variable rate structure.
(18)Position or portion thereof is a partially unfunded debt or equity commitment. See Note 7 “Commitments and Contingencies”.

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(33)
Non-controlled/non-affiliated - debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	$—	$108,341	$—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	9/2026	—	6,792	(34)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	716	(5)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	12/2025	—	707	(5)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	2/2027	—	34,240	(86)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	6/2026	27,219	5,127	—
AmSpec Parent, LLC	First lien senior secured delayed draw term loan	12/2026	—	5,333	—
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	12/2025	—	4,215	—
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	6/2026	—	2,688	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	2/2027	114	11,504	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	1/2027	10,980	6,747	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	3,793	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	10,397	21,230	—
Baker Tilly Advisory Group, LP	First lien senior secured delayed draw term loan	6/2027	—	68,151	(170)
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	11/2026	1,259	25,652	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	10/2025	16,399	10,042	—
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured delayed draw term loan	1/2026	—	11,083	—
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured delayed draw term loan	10/2025	1,693	3,458	—
Cambrex Corporation	First lien senior secured delayed draw term loan	3/2027	—	33,294	—
Capstone Acquisition Holdings, Inc.	First lien senior secured delayed draw term loan	8/2026	—	1,789	(2)
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured delayed draw term loan	1/2026	8,892	5,812	—
Citrin Cooperman Advisors LLC	First lien senior secured delayed draw term loan	4/2027	—	1,061	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	5/2027	—	9,178	—
Cohnreznick Advisory LLC	First lien senior secured delayed draw term loan	3/2027	—	9,305	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(33)
Commander Buyer, Inc. (dba CenExel)	First lien senior secured delayed draw term loan	6/2027	—	33,764	(84)
Clydesdale Acquisition Holdings, Inc. (dba Novolex)	First lien senior secured delayed draw term loan	12/2025	59	1,917	—
CMG HoldCo, LLC (dba Crete United)	First lien senior secured delayed draw term loan	10/2026	—	10,141	(101)
CMG HoldCo, LLC (dba Crete United)	First lien senior secured delayed draw term loan	11/2025	18,765	6,498	—
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	2/2026	—	25,566	—
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	5/2026	—	23,639	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	6/2027	—	2,174	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	6/2026	2,015	2,463	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2026	—	12,046	—
Databricks, Inc.	First lien senior secured delayed draw term loan	7/2026	—	16,531	—
DCCM, LLC	First lien senior secured delayed draw term loan	6/2027	—	26,232	(131)
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	6/2026	9,539	6,360	—
Diamond Mezzanine 24 LLC (dba United Risk)	First lien senior secured delayed draw term loan	10/2026	—	4,101	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	1/2027	33,670	36,736	—
DuraServ LLC	First lien senior secured delayed draw term loan	3/2027	2,835	69,582	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	4/2026	—	8,523	—
EresearchTechnology, Inc. (dba Clario)	First lien senior secured delayed draw term loan	1/2027	4,666	28,660	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured delayed draw term loan	6/2026	—	6,970	(52)
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured delayed draw term loan	6/2027	—	15,411	(39)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	12/2025	4,627	21,421	—
Faraday Buyer, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	11/2025	—	14,307	—
First Eagle Holdings, Inc.	First lien senior secured delayed draw term loan	6/2027	—	7,292	(136)
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured delayed draw term loan	6/2026	—	28,307	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	8/2025	3,089	1,911	—
Galls, LLC	First lien senior secured delayed draw term loan	3/2026	11,985	27,229	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	7/2026	8,066	41,658	—
Gehl Foods, LLC	First lien senior secured delayed draw term loan	12/2026	—	9,097	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	3/2026	121	204	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	5/2027	—	888	(2)
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	7/2026	1,072	12,359	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	12/2025	751	5,819	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	29,968	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	6/2026	—	5,079	(89)
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	2/2027	—	6,577	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured delayed draw term loan	2/2026	773	6,695	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	11/2025	72	6,054	—
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured delayed draw term loan	2/2027	—	3,857	(19)
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured delayed draw term loan	9/2026	7,084	44,505	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	8,741	767	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(33)
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	3,981	(10)
ManTech International Corporation	First lien senior secured delayed draw term loan	12/2025	—	672	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	5/2026	—	20,448	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	5/2026	—	41,960	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2/2026	3,608	10,394	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	3/2027	—	25,338	(317)
Nelipak Holding Company	First lien senior secured delayed draw term loan	3/2027	—	11,787	(147)
OneOncology, LLC	First lien senior secured delayed draw term loan	3/2027	29,125	92,229	—
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	4/2026	—	236,996	(1,185)
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured delayed draw term loan	12/2026	—	18,063	—
Park Place Technologies, LLC	First lien senior secured delayed draw term loan	9/2025	7,000	6,455	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured delayed draw term loan	1/2026	6,555	6,941	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	11/2025	—	31,691	(1,426)
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	5/2026	70,485	89,115	—
Raven Acquisition Holdings, LLC (dba R1 RCM)	First lien senior secured delayed draw term loan	10/2026	—	4,200	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	14,908	—
Savor Acquisition, Inc. (dba Sauer Brands)	First lien senior secured delayed draw term loan	3/2027	—	6,034	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	5,742	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	9/2025	760	380	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	9/2025	3,217	1,561	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	3,587	23,629	—
SimonMed, Inc.	First lien senior secured delayed draw term loan	2/2027	13,689	32,344	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	8,931	31,285	—
Smarsh Inc.	First lien senior secured delayed draw term loan	1/2027	—	20,347	—
Soleo Holdings, Inc.	First lien senior secured delayed draw term loan	2/2027	—	15,932	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	6/2026	3,574	41,416	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	6/2027	6,238	12,476	—
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	7/2025	10,473	20,889	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2026	—	7,482	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	17,957	—
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured delayed draw term loan	10/2026	—	37,550	—
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured delayed draw term loan	11/2026	—	23,009	(45)
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	10/2026	661	20,053	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	10/2026	20,471	6,858	—
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	9/2026	27,312	27,449	—
Tricentis Operations Holdings, Inc.	First lien senior secured delayed draw term loan	2/2027	—	10,055	(50)
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	10/2026	36,392	16,917	—
USIC Holdings, Inc.	First lien senior secured delayed draw term loan	9/2026	756	1,478	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured delayed draw term loan	8/2026	258	13,712	—
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	9/2026	—	18,231	(91)
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	7/2026	9,315	14,570	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(33)
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	3/2027	292	131	—
W.A. Kendall and Company, LLC	First lien senior secured delayed draw term loan	6/2026	—	2,414	(24)
W.A. Kendall and Company, LLC	First lien senior secured delayed draw term loan	12/2026	—	59,282	(593)
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured delayed draw term loan	4/2027	—	46,130	(58)
Zendesk, Inc.	First lien senior secured delayed draw term loan	11/2025	11,089	24,308	—
ACR Group Borrower, LLC	First lien senior secured revolving loan	3/2026	—	875	—
Accommodations Plus Technologies LLC	First lien senior secured revolving loan	5/2032	—	1,250	(13)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	7/2029	—	352	—
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	44,919	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	4,245	(42)
Alera Group, Inc.	First lien senior secured revolving loan	5/2030	—	12,500	—
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	2,783	30,610	—
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	16,528	—
Anesthesia Consulting & Management, LP	First lien senior secured revolving loan	12/2027	492	2,459	—
Appfire Technologies, LLC	First lien senior secured revolving loan	3/2028	—	1,633	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	—	8,497	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured revolving loan	1/2031	4,261	7,575	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	2,710	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	9/2028	—	8,187	—
Associations, Inc.	First lien senior secured revolving loan	7/2028	22,282	3,108	—
Atlas US Finco, Inc. (dba Nearmap)	First lien senior secured revolving loan	12/2028	—	7,697	(38)
AWP Group Holdings, Inc.	First lien senior secured revolving loan	12/2030	2,177	3,628	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	1,995	—
Baker Tilly Advisory Group, LP	First lien senior secured revolving loan	6/2030	—	43,084	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	—	20,128	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	2,200	16,136	—
BCPE Pequod Buyer, Inc. (dba Envestnet)	First lien senior secured revolving loan	11/2029	—	16,634	(166)
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2026	2,328	2,328	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	12/2026	—	161	—
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured revolving loan	6/2029	3,547	3,103	—
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	10/2029	—	4,179	—
Brightway Holdings, LLC	First lien senior secured revolving loan	12/2027	1,011	1,094	—
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	12/2028	2,531	2,531	—
Cambrex Corporation	First lien senior secured revolving loan	3/2032	—	29,133	(73)
Canadian Hospital Specialties Limited	First lien senior secured revolving loan	4/2027	268	167	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	8/2027	303	577	—
CCI BUYER, INC. (dba Consumer Cellular)	First lien senior secured revolving loan	5/2032	—	29,023	(290)
Certinia Inc.	First lien senior secured revolving loan	8/2030	—	4,412	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured revolving loan	1/2030	—	3,692	—
CivicPlus, LLC	First lien senior secured revolving loan	8/2030	—	2,894	(7)

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(33)
CMG HoldCo, LLC (dba Crete United)	First lien senior secured revolving loan	5/2028	2,668	5,985	—
Commander Buyer, Inc. (dba CenExel)	First lien senior secured revolving loan	6/2032	—	22,509	(113)
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	10/2029	—	14,183	—
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	—	1,664	—
CPM Holdings, Inc.	First lien senior secured revolving loan	6/2028	—	5,000	(123)
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	42,297	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured revolving loan	6/2029	—	2,239	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	17,226	(172)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	30,115	—
D4C Dental Brands, Inc.	First lien senior secured revolving loan	11/2029	1,310	11,791	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	6/2031	—	15,899	(79)
DCCM, LLC	First lien senior secured revolving loan	6/2032	—	10,493	(105)
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	9/2027	—	9,963	—
Diamond Mezzanine 24 LLC (dba United Risk)	First lien senior secured revolving loan	10/2030	—	6,175	—
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	3/2029	—	91	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	3/2029	—	10,552	—
DuraServ LLC	First lien senior secured revolving loan	6/2030	—	24,256	(121)
Eagle Family Foods Group LLC	First lien senior secured revolving loan	8/2030	—	20,344	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	—	3,387	—
Einstein Parent, Inc. (dba Smartsheet)	First lien senior secured revolving loan	1/2031	—	7,949	(79)
Entrata, Inc.	First lien senior secured revolving loan	7/2028	—	513	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	6/2030	523	3,834	—
EresearchTechnology, Inc. (dba Clario)	First lien senior secured revolving loan	10/2031	—	16,663	(167)
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured revolving loan	6/2032	—	15,411	(77)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	4/2030	—	12,968	—
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2/2029	—	16,615	—
Finastra USA, Inc.	First lien senior secured revolving loan	9/2029	3,393	13,699	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2030	—	1,320	—
Formerra, LLC	First lien senior secured revolving loan	11/2028	—	526	(3)
Fortis Solutions Group, LLC	First lien senior secured revolving loan	10/2027	1,687	5,060	—
Foundation Consumer Brands, LLC	First lien senior secured revolving loan	2/2029	—	3,411	(17)
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured revolving loan	12/2029	2,573	20,587	—
Fullsteam Operations, LLC	First lien senior secured revolving loan	11/2029	250	250	—
Galls, LLC	First lien senior secured revolving loan	3/2030	4,317	11,380	—
Galway Borrower LLC	First lien senior secured revolving loan	9/2028	1,966	4,301	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	12/2027	1,112	2,860	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2027	—	8,404	—
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	4/2029	237	10,844	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	—	1,673	(33)
Granicus, Inc.	First lien senior secured revolving loan	1/2031	649	3,984	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	5/2028	18	229	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(33)
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	12/2026	—	96	—
Hissho Parent, LLC	First lien senior secured revolving loan	5/2029	—	11,009	—
Home Service TopCo IV, Inc.	First lien senior secured revolving loan	12/2027	—	3,359	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	6,978	—
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	2,749	—
Ideal Image Development, LLC	First lien senior secured revolving loan	2/2029	1,528	484	—
Ideal Image Development, LLC*	First lien senior secured revolving loan	2/2029	103	—	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	9/2028	—	4,866	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	5/2028	—	12,700	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	3,566	1,126	—
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	7/2029	—	5,934	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	17,886	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)*	First lien senior secured revolving loan	8/2026	2,049	—	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	481	5,537	—
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2028	—	23,738	—
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	88	—
KABAFUSION Parent, LLC	First lien senior secured revolving loan	11/2031	—	8,903	(45)
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured revolving loan	2/2031	—	2,242	(6)
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	7/2029	2,736	8,208	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	23,755	—
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	2/2030	—	2,877	(14)
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured revolving loan	9/2029	—	8,600	(43)
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	5/2029	5,258	6,426	—
Lignetics Investment Corp.	First lien senior secured revolving loan	10/2026	10,324	1,147	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	2,266	(6)
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	7/2028	—	2,419	—
ManTech International Corporation	First lien senior secured revolving loan	9/2028	—	1,806	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	5/2030	—	15,336	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	4/2028	1,340	6,698	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	7/2027	1,429	2,143	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	4/2026	—	2,553	(38)
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	395	4,350	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	25,814	—
Mitnick Corporate Purchaser, Inc.	First lien senior secured revolving loan	5/2027	438	8,938	—
Modernizing Medicine, Inc. (dba ModMed)	First lien senior secured revolving loan	4/2032	—	10,683	(107)
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	21,041	—
Natural Partners, LLC	First lien senior secured revolving loan	11/2030	—	11,814	(59)
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	3/2031	310	4,417	—
Nelipak Holding Company	First lien senior secured revolving loan	3/2031	5,190	3,607	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(33)
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	8/2029	—	4,118	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2028	—	558	—
Notorious Topco, LLC (dba Beauty Industry Group)*	First lien senior secured revolving loan	5/2027	5,282	—	—
OAC Holdings I Corp. (dba Omega Holdings)	First lien senior secured revolving loan	3/2028	1,360	1,213	—
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	9/2027	—	7,993	—
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3/2028	—	3,302	(25)
OneOncology, LLC	First lien senior secured revolving loan	6/2029	—	41,243	(206)
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	2/2029	—	10,148	—
Packaging Coordinators Midco, Inc.	First lien senior secured revolving loan	1/2032	—	44,948	(562)
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured revolving loan	12/2031	361	8,670	—
Park Place Technologies, LLC	First lien senior secured revolving loan	3/2030	2,968	7,150	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	1/2028	554	7,206	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	2/2031	2,624	3,936	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	—	33,258	(1,829)
Valeris, Inc. (fka Phantom Purchaser, Inc.)	First lien senior secured revolving loan	9/2031	—	33,898	(85)
Ping Identity Holding Corp.	First lien senior secured revolving loan	10/2028	—	6,597	—
Plasma Buyer LLC (dba PathGroup)*	First lien senior secured revolving loan	5/2028	12,182	—	—
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	8/2029	—	11,854	—
Premise Health Holding Corp.	First lien senior secured revolving loan	2/2030	546	7,645	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	5/2030	4,213	29,489	—
Puma Buyer, LLC (dba PANTHERx)	First lien senior secured revolving loan	3/2032	—	21,023	—
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	6,000	—
Quva Pharma, Inc.*	First lien senior secured revolving loan	4/2026	455	—	—
Relativity ODA LLC	First lien senior secured revolving loan	5/2029	—	2,797	—
Rhea Parent, Inc.	First lien senior secured revolving loan	12/2030	—	21,596	(54)
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	2,869	10,184	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	1,148	4,594	—
Soleo Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	15,932	—
Securonix, Inc.	First lien senior secured revolving loan	4/2029	120	5,219	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	—	20,562	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	7,074	9,251	—
SimonMed, Inc.	First lien senior secured revolving loan	2/2031	7,672	23,017	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	20,119	(201)
Smarsh Inc.	First lien senior secured revolving loan	2/2029	4,606	6,190	—
Soliant Lower Intermediate, LLC (dba Soliant)	First lien senior secured revolving loan	6/2031	—	15,556	(156)
Sonny's Enterprises, LLC	First lien senior secured revolving loan	8/2027	13,134	12,768	—
Southern Air & Heat Holdings, LLC	First lien senior secured revolving loan	10/2027	90	192	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	14,965	—
Spotless Brands, LLC	First lien senior secured revolving loan	7/2028	1,347	898	—
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured revolving loan	10/2030	9,951	5,069	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	3/2029	1,674	3,905	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2028	678	4,659	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(33)
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured revolving loan	11/2030	1,295	19,623	—
The Shade Store, LLC	First lien senior secured revolving loan	10/2028	2,808	7,993	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	10/2031	769	9,589	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	—	1,021	—
Tricentis Operations Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	6,284	(63)
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2028	—	27,449	—
Truist Insurance Holdings, LLC	First lien senior secured revolving loan	5/2029	—	7,019	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	6/2029	—	8,120	—
USIC Holdings, Inc.	First lien senior secured revolving loan	9/2031	2,207	2,621	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	12/2029	—	4,975	—
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	4/2027	—	142	—
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	7/2031	—	7,962	(40)
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	—	52,912	—
Walker Edison Furniture Company LLC*	First lien senior secured revolving loan	3/2027	1,333	—	—
W.A. Kendall and Company, LLC	First lien senior secured revolving loan	4/2030	2,529	5,611	—
When I Work, Inc.	First lien senior secured revolving loan	11/2027	—	4,164	(104)
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured revolving loan	4/2032	—	14,351	(36)
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	14,587	—
Proofpoint, Inc.	Second lien senior secured term loan	5/2033	—	35,963	—
Proofpoint, Inc.	Second lien senior secured term loan	5/2033	—	35,748	—
Total non-controlled/non-affiliated - debt commitments			$660,553	$3,967,508	$(10,298)
Non-controlled/affiliated - debt commitments
Pluralsight, LLC	First lien senior secured delayed draw term loan	8/2029	$—	$496	$—
Pluralsight, LLC	First lien senior secured revolving loan	8/2029	—	198	—
Total non-controlled/affiliated - debt commitments			$—	$694	$—
Non-controlled/affiliated - equity commitments
Chrome Investors LP	LP Interest	N/A	$7,339	$1,835	$—
Total non-controlled/affiliated - equity commitments			$7,339	$1,835	$—
Controlled/affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	N/A	$26,517	$49,659	$—
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	N/A	23,469	14,700	—
LSI Financing LLC	Common Equity	N/A	250,248	122,625	—
Total controlled/affiliated - equity commitments			$300,234	$186,984	$—
Total Portfolio Company Commitments			$968,126	$4,157,021	$(10,298)
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
(21)Level 2 Investment.
(22)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2025, non-qualifying assets represented 12.7% of total assets as calculated in accordance with the regulatory requirements.
(23)Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted security” under the Securities Act. As of June 30, 2025, the aggregate fair value of these securities is $1.68 billion, or 9.6% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC**	LLC Interest	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC**	LLC Interest	July 1, 2022
Accelerate Topco Holdings, LLC	Common Units	September 1, 2022
Amergin Asset Management, LLC	Class A Units	July 1, 2022
AlphaSense, LLC	Series E Preferred Shares	June 27, 2024
ASP Conair Holdings LP	Class A Units	May 17, 2021
Baypine Commander Co-Invest, LP	LP Interest	June 6, 2025
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
BEHP Co-Investor II, L.P.	LP Interest	May 6, 2022
Blue Owl Credit SLF LLC*	LLC Interest	August 1, 2024
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Chrome Investors LP	LP Interest	January 25, 2025
Denali Holding, LP (dba Summit Companies)	Class A Units	September 14, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	March 16, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	March 16, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Fifth Season Investments LLC**	Class A Units	October 17, 2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 28, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
Hissho Sushi Holdings, LLC	Class A Units	May 17, 2022
Hockey Parent Holdings, L.P.	Class A Common Units	September 14, 2023
Ideal Topco, L.P.	Class A-1 Preferred Units	February 20, 2024
Ideal Topco, L.P.	Class A-2 Common Units	February 20, 2024
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 22, 2022
KWOR Intermediate I, Inc. (dba Alacrity Solutions)	Preferred Stock	February 28, 2025
KWOR Intermediate I, Inc. (dba Alacrity Solutions)	Class A-1 Common Stock	February 28, 2025
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Holdings, L.P.	Class A Units	November 25, 2020
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	December 12, 2023
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	Common Equity	January 8, 2025
LSI Financing 1 DAC**	Preferred equity	December 14, 2022
LSI Financing LLC**	Common Equity	November 25, 2024
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
ModMed Software Midco Holdings, Inc. (dba ModMed)	Series A Preferred Units	April 30, 2025
Bird Holding B.V. (fka MessageBird Holding B.V.)	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 3, 2021
Minerva Holdco, Inc.	Senior A Preferred Stock	February 14, 2022
Orange Blossom Parent, Inc.	Common Units	July 29, 2022
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)*	LLC Interest	November 2, 2022
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba Trucordia)	Preferred equity	February 16, 2023

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
PCF Holdco, LLC (dba Trucordia)	Warrants	February 16, 2023
Paradigmatic Holdco LLC (dba Pluralsight)	Common stock	August 22, 2024
Project Alpine Co-Invest Fund, LP	LP Interest	June 13, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 9, 2022
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November 15, 2023
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October 14, 2021
TCB Holdings I LLC (dba TricorBraun)	Class A Preferred Units	January 31, 2025
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
Vestwell Holdings, Inc.	Series D Preferred Stock	December 20, 2023
Walker Edison Holdco LLC	Common Units	March 1, 2023
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
XOMA Corporation	Warrants	December 15, 2023
Zoro TopCo, L.P.	Class A Common Units	November 22, 2022
Zoro TopCo, Inc.	Series A Preferred Equity	November 22, 2022
*Refer to Note 4 “Investments - OCIC SLF LLC” and “Investments - Blue Owl Credit SLF LLC”, for further information.
** Refer to Note 3 “Agreements and Related Party Transactions - Controlled/Affiliated Portfolio Companies”.

(24)As of June 30, 2025, the net estimated unrealized gain on investments for U.S. federal income tax purposes was $0.2 million based on a tax cost basis of $32.0 billion. As of June 30, 2025, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $317.4 million. As of June 30, 2025, the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $317.6 million.
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
(29)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the period ended June 30, 2025 were as follows:

Company	Fair value as of December 31, 2024	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair value as of June 30, 2025	Dividend Income	Interest and PIK Income	Other Income
LSI Financing 1 DAC	$4,771	$1	$(618)	$(327)	$—	$3,827	$343	$—	$—
Pluralsight, LLC	3,477	86	—	(44)	—	3,519	—	129	2
Total	$8,248	$87	$(618)	$(371)	$—	$7,346	$343	$129	$2

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

(30)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investments in controlled affiliates for the period ended June 30, 2025 were as follows:

Company	Fair value as of December 31, 2024	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair value as of June 30, 2025	Dividend Income	Interest and PIK Income	Other Income
AAM Series 2.1 Aviation Feeder, LLC(c)	$77,680	$12,745	$(2,132)	$10,600	$—	$98,893	$—	$3,152	$—
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	75,112	9,991	(86)	5,667	—	90,684	—	2,902	—
Blue Owl Credit SLF LLC	4,294	21,649	—	(210)	—	25,733	496	—	—
Fifth Season Investments LLC	223,274	63,084	—	6,208	—	292,566	15,421	—	—
LSI Financing LLC	293,775	49,860	(88,315)	6,461	—	261,781	9,835	—	—
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)	311,609	—	—	(19,806)	—	291,803	18,989	—	—
Total	$985,744	$157,329	$(90,533)	$8,920	$—	$1,061,460	$44,741	$6,054	$—
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

(31)Investment was on non-accrual status as of June 30, 2025.
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

Blue Owl Credit Income Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$397,772	$343,817	$766,498	$617,943
Net change in unrealized gain (loss)	(43,148)	(24,310)	(96,261)	(22,695)
Net realized gain (loss) on investments	13,560	(1,117)	(50,320)	(4,488)
Net Increase (Decrease) in Net Assets Resulting from Operations	368,184	318,390	619,917	590,760
Distributions
Class S	(135,392)	(92,450)	(259,259)	(172,273)
Class D	(13,703)	(10,619)	(26,763)	(20,576)
Class I	(283,191)	(179,661)	(537,725)	(333,398)
Net Decrease in Net Assets Resulting from Shareholders’ Distributions	(432,286)	(282,730)	(823,747)	(526,247)
Capital Share Transactions
Class S:
Issuance of shares of common stock	487,762	562,850	1,028,900	1,000,446
Share transfers between classes(1)	(11,105)	(1,670)	(33,695)	(2,357)
Repurchase of common shares	(107,562)	(50,529)	(161,060)	(84,355)
Reinvestment of shareholders’ distributions	62,172	38,316	117,752	71,026
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	431,267	548,967	951,897	984,760
Class D:
Issuance of shares of common stock	14,349	47,198	71,026	81,889
Share transfers between classes(1)	(1,329)	—	(1,305)	(338,702)
Repurchase of common shares	(19,164)	(3,558)	(21,076)	(29,912)
Reinvestment of shareholders’ distributions	4,463	3,181	8,532	8,419
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	(1,681)	46,821	57,177	(278,306)
Class I:
Issuance of shares of common stock	1,068,761	1,059,009	2,397,188	1,886,024
Share transfers between classes(1)	12,434	1,670	35,000	341,059
Repurchase of common shares	(337,475)	(97,737)	(486,014)	(179,731)
Reinvestment of shareholders’ distributions	116,250	74,924	222,026	136,213
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	859,970	1,037,866	2,168,200	2,183,565
Total Increase (Decrease) in Net Assets	1,225,454	1,669,314	2,973,444	2,954,532
Net Assets, at beginning of period	16,269,592	10,177,764	14,521,602	8,892,546
Net Assets, at end of period	$17,495,046	$11,847,078	$17,495,046	$11,847,078

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

Blue Owl Credit Income Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$619,917	$590,760
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(8,418,782)	(7,563,881)
Proceeds from investments and investment repayments, net	2,851,462	2,171,746
Net change in unrealized (gain) loss on investments	100,145	22,994
Net change in unrealized gain (loss) on interest rate swap attributed to unsecured notes	122,724	(37,560)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(4,950)	(291)
Net change in unrealized (gain) loss on income tax (provision) benefit	1,066	(8)
Net realized (gain) loss on investments	49,546	3,434
Net realized (gain) loss on foreign currency transactions relating to investments	858	163
Net realized (gain) loss on foreign currency transactions relating to debt	129	—
Paid-in-kind interest and dividends	(86,066)	(94,422)
Net amortization/accretion of premium/discount on investments	(52,560)	(73,508)
Amortization of debt issuance costs	24,965	13,333
Amortization of offering costs	3,542	2,694
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(11,924)	(23,201)
(Increase) decrease in receivable from controlled affiliates	(7,340)	(7,340)
(Increase) decrease in receivable for investments sold	46,794	21,131
(Increase) decrease in prepaid expenses and other assets	(140,096)	(56,801)
Increase (decrease) in payable for investments purchased	104,167	310,702
Increase (decrease) in payables to affiliates	5,146	15,668
Increase (decrease) in accrued expenses and other liabilities	(108,656)	109,303
Net cash used in operating activities	(4,899,913)	(4,595,084)
Cash Flows from Financing Activities
Borrowings on debt	8,710,000	7,588,042
Repayments of debt	(6,895,000)	(5,258,000)
Deferred offering costs paid	(5,210)	(740)
Debt issuance costs paid	(37,052)	(42,217)
Repurchase of common stock	(397,119)	(256,057)
Proceeds from issuance of common shares	3,497,114	2,968,359
Distributions paid to shareholders	(441,672)	(279,999)
Net cash provided by financing activities	4,431,061	4,719,388
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $(136,170) and $69,588, respectively)	(468,852)	124,304
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $182,030 and $40,872, respectively)	1,006,483	415,384
Cash and restricted cash, including foreign cash, end of period (restricted cash of $45,860 and $110,460, respectively)	$537,631	$539,688
Supplemental and Non-Cash Information
Interest paid during the period	$490,584	$274,136
Distributions declared during the period	$823,747	$526,247
Reinvestment of distributions during the period	$348,310	$215,658
Taxes, including excise tax, paid during the period	$10,028	$11
Distributions payable	$186,242	$124,520
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

Blue Owl Credit Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). Blue Owl consists of three product platforms: (1) Credit, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms and (3) Real Assets, which primarily focuses on the strategies of net lease real estate, real estate credit and digital infrastructure, which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.

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

Since meeting the minimum offering requirement and commencing its continuous public offering through June 30, 2025, the Company has issued 628,638,106 shares of Class S common stock, 97,439,821 shares of Class D common stock and 1,200,361,593 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $5.94 billion, $0.91 billion and $11.29 billion, respectively, including $1,000 of seed capital contributed by its

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Adviser in September of 2020, $25.0 million in gross proceeds raised from an entity affiliated with the Adviser and 109,500,186 shares of Class I common stock issued in a private placement to feeder vehicles primarily created to hold the Company’s Class I shares for gross proceeds of approximately $1.04 billion.
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
Cash and Restricted Cash
Cash consists of deposits held at a custodian bank and restricted cash pledged as collateral. Cash is carried at cost, which approximates fair value. The Company deposits its cash with highly-rated banking corporations and, at times, may exceed the insured limits under applicable law. Restricted cash primarily relates to cash held as collateral for interest rate swaps.
Consolidation
As provided under Regulation S-X and ASC Topic 946—Financial Services—Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company.
The Company does not consolidate its equity interests in AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”), LSI Financing LLC (“LSI Financing LLC”), Fifth Season Investments LLC (“Fifth Season”), Blue Owl Credit SLF LLC (“Credit SLF”), and since November 2, 2022 has not consolidated its equity position in OCIC SLF. OCIC SLF was formed as a wholly-owned subsidiary of the Company and commenced operations on February 14, 2022. On November 2, 2022, the Company and State Teachers Retirement System of Ohio (“OSTRS” and together with the Company, the “Members” and each, a “Member”) entered into an Amended and Restated Limited Liability Company Agreement to co-manage OCIC SLF as a joint venture. See Note 3 “Agreements and Related Party Transactions - Controlled/Affiliated Portfolio Companies”.
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
Financial and Derivative Instruments
The Company follows the guidance in ASC 815 Derivatives and Hedging, when accounting for all derivative instruments. The Company designated certain interest rate swaps as hedging instruments, and as a result, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s interest rate swaps are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available. For all other derivatives, the Company does not utilize hedge accounting and values such derivatives at fair value with the unrealized gains or losses recorded in “net change in unrealized gains (losses) from foreign currency and other transactions” in the Company’s consolidated statement of operations.
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
The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations with the change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. The Company’s current approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under the Company’s credit facilities to fund these investments. Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. The Company’s current approach to hedging the foreign currency exposure in its non-U.S. dollar denominated borrowings is to invest the par amount in local currency or enter into a cross-currency swap arrangement.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
PIK interest and PIK dividend income consisted of the following for the periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
PIK Interest Income	$32,237	$31,284	$60,999	$58,846
PIK Interest Income as a % of Investment Income	4.1%	5.0%	4.1%	5.1%
PIK Dividend Income	$14,341	$14,767	$27,685	$32,018
PIK Dividend Income as a % of Investment Income	1.8%	2.4%	1.9%	2.8%
Total PIK Income	$46,578	$46,051	$88,684	$90,864
Total PIK Income as a % of Investment Income	6.0%	7.4%	6.0%	7.9%
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

Note 3. Agreements and Related Party Transactions

As of June 30, 2025, the Company had payables to affiliates of $78.6 million, comprised of $56.8 million of accrued performance based incentive fees, $17.6 million of management fees, and $4.2 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement. As of December 31, 2024, the Company had payables to affiliates of $73.4 million, comprised of $54.0 million of accrued performance based incentive fees, $14.6 million of management fees, and $4.8 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement.

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

For the three and six months ended June 30, 2025 the Company incurred expenses of approximately $2.3 million and $4.3 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2024 the Company incurred expenses of approximately $1.4 million and $2.8 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

For the three and six months ended June 30, 2025 management fees were $51.5 million, net of $0.2 million in management fee waivers and $97.9 million, net of $0.3 million in management fee waivers, respectively. For the three and six months ended June 30, 2024 management fees were $33.0 million and $61.5 million, respectively.

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
For the three and six months ended June 30, 2025, the Company incurred performance based incentive fees on net investment income of $56.8 million and $109.5 million, respectively. For the three and six months ended June 30, 2024, the Company incurred performance based incentive fees on net investment income of $48.7 million and $87.8 million, respectively.

For the three and six months ended June 30, 2025, the Company did not incur performance based incentive fees based on capital gains. For the three and six months ended June 30, 2024, the Company recorded a reversal of previously recorded performance based incentive fees based on capital gains of $3.2 million and $3.4 million, respectively, which was primarily related to a net change in unrealized depreciation on investments.

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

For the three and six months ended June 30, 2025, subject to the 1.5% organization and offering cost cap, the Company accrued approximately $0.1 million and $0.2 million, respectively, of offering expenses that are reimbursable to the Adviser.

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

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the Board and other conditions. On May 6, 2025, the Company, the Adviser and certain of their affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Order”) by the SEC for the Company to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
factors. Pursuant to such Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when the Company co-invests with its affiliates in an issuer where an affiliate of the Company has an existing investment in the issuer, and (2) if the Company disposes of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee the Company’s participation in the co-investment program. As required by the Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.

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

For the three and six months ended June 30, 2025, the Company accrued servicing fees with respect to Class D shares of $0.3 million and $0.7 million, respectively. For the three and six months ended June 30, 2025, the Company accrued servicing fees with respect to Class S shares of $12.2 million and $23.3 million, respectively.

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

Amergin was created to invest in a leasing platform focused on railcar and aviation assets. Amergin consists of Amergin AssetCo and Amergin Asset Management, LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of June 30, 2025, the Company’s commitment to Amergin AssetCo is $227.6 million, of which $114.3 million is equity and $113.3 million is debt. As of June 30, 2025, the fair value of the Company’s investment in Amergin AssetCo was $189.6 million. The Company does not consolidate its equity interest in Amergin AssetCo.

Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, the Company made an initial equity commitment to Fifth Season. As of June 30, 2025, the fair value of the Company’s investment in Fifth Season is $292.6 million. The Company does not consolidate its equity interest in Fifth Season.

LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial equity commitment to LSI Financing DAC. As of June 30, 2025, the fair value of the Company’s investment in LSI Financing DAC is $3.8 million. The Company does not consolidate its equity interest in LSI Financing DAC.

LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory Agreement equal to the Company’s pro rata amount of such consulting fee. On November 25, 2024, the Company made an initial equity commitment to LSI Financing LLC. As of June 30, 2025, the fair value of the Company’s investment in LSI Financing LLC is $261.8 million and the Company’s total commitment is $372.9 million. The Company does not consolidate its equity interest in LSI Financing LLC.
Note 4. Investments

Investments at fair value and amortized cost consisted of the below as of the following periods:

	June 30, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$28,459,905	$28,361,820	$23,703,828	$23,665,142
Second-lien senior secured debt investments	1,553,566	1,510,504	802,519	767,392
Unsecured debt investments	437,355	452,014	447,930	440,633
Preferred equity investments(2)	475,230	474,211	367,924	364,672
Common equity investments(3)	772,423	888,069	742,386	825,152
Joint ventures(4)	340,728	317,536	319,078	315,903
Total Investments	$32,039,207	$32,004,154	$26,383,665	$26,378,894

(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing DAC.
(3)Includes equity investments in Amergin AssetCo, Fifth Season and LSI Financing LLC.
(4)Includes equity investments in OCIC SLF and Credit SLF. See below, within Note 4, for more information regarding OCIC SLF and Credit SLF.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
The industry composition of investments based on fair value consisted of the below as of the following periods:

	June 30, 2025	December 31, 2024
Advertising and media	1.5%	1.8%
Aerospace and defense	0.7	0.8
Asset based lending and fund finance(1)	1.1	1.1
Automotive services	0.6	0.7
Automotive aftermarket	0.1	0.1
Buildings and real estate	2.3	2.6
Business services	5.4	6.0
Chemicals	2.4	2.9
Consumer products	1.9	1.5
Containers and packaging	3.0	2.4
Distribution	3.0	2.3
Education	0.9	0.9
Energy equipment and services	0.3	0.3
Financial services	5.4	5.1
Food and beverage	5.2	6.3
Healthcare equipment and services	7.1	6.0
Healthcare providers and services	13.3	12.0
Healthcare technology	6.0	5.7
Household products	1.1	1.3
Human resource support services	0.6	0.8
Infrastructure and environmental services	1.4	1.5
Insurance(2)	10.0	9.4
Internet software and services	10.3	11.6
Joint ventures(3)	1.0	1.2
Leisure and entertainment	2.6	3.0
Manufacturing	3.0	3.5
Pharmaceuticals(4)	1.3	1.1
Professional services	4.1	4.6
Specialty retail	1.4	1.8
Telecommunications	2.4	1.1
Transportation	0.6	0.6
Total	100.0%	100.0%

(1)Includes investment in Amergin AssetCo.
(2)Includes equity investment in Fifth Season Investments LLC.
(3)Includes equity investments in OCIC SLF and Credit SLF. See below, within Note 4, for more information regarding OCIC SLF and Credit SLF.
(4)Includes equity investments in LSI Financing DAC and LSI Financing LLC.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
The geographic composition of investments based on fair value consisted of the below as of the following periods:

	June 30, 2025	December 31, 2024
United States:
Midwest	19.8%	20.6%
Northeast	21.7	20.1
South	31.7	32.7
West	17.4	16.2
International	9.4	10.4
Total	100.0%	100.0%

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
The table below sets forth OCIC SLF’s consolidated financial data as of and for the following periods:

	As of
($ in thousands)	June 30, 2025	December 31, 2024
Consolidated Balance Sheet Data
Cash	$91,397	$85,850
Investments at fair value	$1,616,774	$1,647,003
Total Assets	$1,737,642	$1,761,468
Total Debt (net of unamortized debt issuance costs)	$1,311,767	$1,311,414
Total Liabilities	$1,404,153	$1,405,344
Total OCIC SLF Members' Equity	$333,489	$356,124

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Consolidated Statement of Operations Data
Investment income	$31,826	$41,775	$65,975	$73,543
Net operating expenses	21,970	25,128	43,929	44,866
Net investment income (loss)	$9,856	$16,647	$22,046	$28,677
Total net realized and unrealized gain (loss)	370	(7,205)	(22,980)	(10,050)
Net increase (decrease) in OCIC SLF Members' Equity resulting from operations	$10,226	$9,442	$(934)	$18,627
The Company’s proportional share of OCIC SLF’s generated distributions for the following period:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Dividend Income	$9,399	$15,453	$18,989	$25,896

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
On May 15, 2025 the Credit SLF Members modified their capital commitments to Credit SLF and the Company’s capital commitment was increased to $46.3 million of which $40.8 million was unfunded.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
As of June 30, 2025, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Economic Ownership Interest(1)
($ in thousands)
Blue Owl Capital Corporation	$404,139	79.1%
Blue Owl Capital Corporation II	244	0.1%
Blue Owl Credit Income Corp.	46,332	5.2%
Blue Owl Technology Finance Corp.	18,690	2.1%
Blue Owl Technology Income Corp.	8,691	1.0%
State Teachers Retirement System of Ohio	68,299	12.5%
Total	$546,395	100.0%

(1)Economic Ownership Interest based on funded capital to date.
The table below sets forth Credit SLF's consolidated financial data as of and for the following periods:

	As of
($ in thousands)	June 30, 2025	December 31, 2024
Consolidated Balance Sheet Data
Cash	$118,041	$17,354
Investments at fair value	$1,790,366	$1,164,473
Total Assets	$1,939,737	$1,196,367
Total Debt (net of unamortized debt issuance costs)	$1,285,621	$750,610
Total Liabilities	$1,446,788	$847,556
Total Credit SLF Members' Equity	$492,949	$348,811

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
($ in thousands)	2025	2025
Consolidated Statement of Operations Data
Investment income	$31,420	$55,117
Net operating expenses	18,482	32,139
Net investment income (loss)	$12,938	$22,978
Total net realized and unrealized gain (loss)	9,319	(6,785)
Net increase (decrease) in Credit SLF Members' Equity resulting from operations	$22,257	$16,193

The Company's proportional share of Credit SLF's generated distributions for the following period:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
($ in thousands)	2025	2025
Dividend Income	$330	$453

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Note 5. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 215% and 209% as of June 30, 2025 and December 31, 2024, respectively.

Debt obligations consisted of the following as of the following periods:

	June 30, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs (Premium)	Net Carrying Value
Revolving Credit Facility(2)(4)	$3,575,000	$1,915,307	$1,602,524	$(21,867)	$1,893,440
SPV Asset Facility I	450,000	274,000	37,720	(6,345)	267,655
SPV Asset Facility II	2,000,000	927,000	157,575	(20,180)	906,820
SPV Asset Facility III(2)	1,650,000	1,093,388	53,221	(16,080)	1,077,308
SPV Asset Facility IV	500,000	430,000	29,627	(5,604)	424,396
SPV Asset Facility V	750,000	450,000	28,326	(6,053)	443,947
SPV Asset Facility VI	750,000	380,000	13,799	(7,805)	372,195
SPV Asset Facility VII(2)	500,000	367,479	14,928	(3,043)	364,436
SPV Asset Facility VIII	1,000,000	400,000	16,791	(5,248)	394,752
CLO VIII	375,000	375,000	—	(2,140)	372,860
CLO XI	260,000	260,000	—	(1,545)	258,455
CLO XII	260,000	260,000	—	(1,656)	258,344
CLO XV	312,000	312,000	—	(2,630)	309,370
CLO XVI	420,000	420,000	—	(2,551)	417,449
CLO XVII	325,000	325,000	—	(2,698)	322,302
CLO XVIII	260,000	260,000	—	(1,780)	258,220
CLO XIX	260,000	260,000	—	(1,852)	258,148
September 2026 Notes	350,000	350,000	—	(2,055)	347,945
February 2027 Notes	500,000	500,000	—	(2,571)	497,429
September 2027 Notes(3)	600,000	600,000	—	(4,284)	601,564
AUD 2027 Notes(2)(3)	300,341	300,341	—	(2,263)	298,196
May 2028 Notes(3)	500,000	500,000	—	(7,793)	495,718
June 2028 Notes(3)	650,000	650,000	—	(6,949)	654,964
January 2029 Notes(3)	550,000	550,000	—	(10,143)	550,520
September 2029 Notes(3)	900,000	900,000	—	(7,727)	918,025
March 2030 Notes(3)	1,000,000	1,000,000	—	(19,731)	966,719
March 2031 Notes(3)	750,000	750,000	—	(18,226)	740,541
Total Debt	$19,747,341	$14,809,515	$1,954,511	$(190,819)	$14,671,718

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies and cross-currency swap.
(3)Net Carrying Value is inclusive of change in fair market value of effective hedge.
(4)The amount available is reduced by $57.2 million of outstanding letters of credit.

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
(3)Net Carrying Value is inclusive of change in fair market value of effective hedge.
(4)The amount available is reduced by $38.2 million of outstanding letters of credit.

The below table represents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Interest expense	$235,797	$175,699	$449,373	$334,208
Amortization of debt issuance costs	13,927	7,052	24,965	13,333
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items included in interest expense(1)	239	199	(7,815)	4,825
Total Interest Expense	$249,963	$182,950	$466,523	$352,366
Average interest rate	6.6%	7.7%	6.7%	7.6%
Average daily borrowings	$14,036,753	$9,055,379	$13,272,417	$8,655,316

(1)Refer to the September 2027, AUD 2027, May 2028, June 2028, January 2029, September 2029, March 2030, and March 2031 Notes for details on the facilities’ interest rate swaps.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Credit Facilities
Revolving Credit Facility
On August 11, 2022, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Revolving Credit Lender” and collectively, the “Revolving Credit Lenders”) and Sumitomo Mitsui Banking Corporation, as Administrative Agent. On October 18, 2024 (the “Revolving Credit Facility Third Amendment Date”), the Revolving Credit Facility was amended to extend the availability period and maturity date, increase the total facility amount and make various other changes. The following describes the terms of the Revolving Credit Facility as modified through June 27, 2025.
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
The Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $3.58 billion, which is comprised of (a) a term loan in a principal amount of $150.0 million and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $3.43 billion (the revolving credit facility increased from $3.15 billion to $3.30 billion on May 27, 2025 and increased from $3.30 billion to $3.43 billion on June 27, 2025). The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $4.60 billion through the Company’s exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
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
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility in U.S. dollars bear interest at term SOFR plus any applicable credit adjustment spread plus margin of 1.875% per annum, or the alternative base rate plus margin of 0.875% per annum. With respect to loans denominated in U.S. dollars, the Company may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility in other permitted currencies bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 1.875% per annum. Beginning on and after the Revolving Credit Facility Third Amendment Date, the Company also pays a fee of 0.350% on undrawn amounts under the Revolving Credit Facility.
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

SPV Asset Facility I

On September 16, 2021 (the “SPV Asset Facility I Closing Date”), Core Income Funding I LLC (“Core Income Funding I”), a Delaware limited liability company and newly formed wholly-owned subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility I”), with Core Income Funding I, as borrower, the lenders from time to time parties thereto (the “SPV Asset Facility I Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company as Collateral Agent, Collateral Administrator, Custodian and Document Custodian. The parties to the SPV Asset Facility I have entered into various amendments, including to decrease the amount available under the facility, replace the Collateral Custodian, extend the termination date and maturity date, and make various other changes. The following describes the terms of the SPV Asset Facility I as amended through May 15, 2025 (the “SPV Asset Facility I Third Amendment Date”).
The maximum principal amount of the Credit Facility is $450.0 million (decreased from $525.0 million on the SPV Asset Facility I Third Amendment Date); the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of Core Income Funding I’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
The SPV Asset Facility I provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility I through May 15, 2028 unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility I (the “ SPV Asset Facility I Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility I will mature on May 15, 2036 (the “SPV Asset Facility I Stated Maturity”). Prior to the SPV Asset Facility I Stated Maturity, proceeds received by Core Income Funding I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset I Facility Stated Maturity, Core Income Funding I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.
Amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.10%) plus an applicable margin that ranges from 1.50% to 2.00% depending on a ratio of broadly syndicated loans to middle-market loans in the collateral. From the SPV Asset I Facility Closing Date to the SPV Asset I Facility Commitment Termination Date, there is a commitment fee that steps up during the year after the SPV Asset I Facility Closing Date from 0.00% to 0.625% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility I.
SPV Asset Facility II
On October 5, 2021 (the “SPV Asset Facility II Closing Date”), Core Income Funding II LLC (“Core Income Funding II”), a Delaware limited liability company entered into a loan and financing and servicing agreement (as amended through the date hereof, the “SPV Asset Facility II”), with Core Income Funding II, as borrower, us, as equityholder and service provider, the lenders from time to time parties thereto (the “SPV Asset Facility II Lenders”), Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as collateral agent and collateral custodian. The parties to the SPV Asset Facility II have entered into various amendments, including to increase the amount available under the facility, extend the revolving period and termination date, change the interest rate and make various other changes. The following describes the terms of the SPV Asset Facility II as amended through April 18, 2025 (the “SPV Asset Facility II Ninth Amendment Date”).
The maximum principal amount of the SPV Asset Facility II is $2.00 billion (increased from $1.50 billion to $2.00 billion on the SPV Asset Facility II Ninth Amendment Date); the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Core Income Funding II’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits and collateral quality tests.
The SPV Asset Facility II provides for the ability to borrow, reborrow, repay and prepay advances under the SPV Asset Facility II until April 18, 2028 unless such period is extended or accelerated under the terms of the SPV Asset Facility II (the “SPV Asset Facility II Revolving Period”). Unless otherwise extended, accelerated or terminated under the terms of the SPV Asset Facility II, the SPV Asset Facility II will mature on the date that is two years after the last day of the SPV Asset Facility II Revolving Period, on April 18, 2030 (the “SPV Asset Facility II Termination Date”). Prior to the Facility Termination Date, proceeds received by Core Income Funding II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding advances, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility II

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Termination Date, Core Income Funding II must pay in full all outstanding fees and expenses and all principal and interest on outstanding advances, and the excess may be returned to the Company.
Amounts drawn under the SPV Asset Facility II bear interest at Term SOFR (or, in the case of certain SPV Asset Facility II Lenders that are commercial paper conduits, the lower of (a) their cost of funds and (b) Term SOFR, such Term SOFR not to be lower than zero) plus a spread equal to 1.70% per annum, which spread will increase (a) on and after the end of the SPV Asset Facility II Revolving Period by 0.15% per annum if no event of default has occurred and (b) by 2.00% per annum upon the occurrence of an event of default (such spread, the “SPV Asset Facility II Applicable Margin”). Term SOFR may be replaced as a base rate under certain circumstances. During the SPV Asset Facility II Revolving Period, Core Income Funding II will pay an undrawn fee ranging from 0.00% to 0.25% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. During the SPV Asset Facility II Revolving Period, if the undrawn commitments are in excess of a certain portion (initially 30.0% and increasing in stages to 35%, 40%, 45% and 50%) of the total commitments under the SPV Asset Facility II, Core Income Funding II will also pay a make-whole fee equal to the SPV Asset Facility II Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess. Core Income Funding II will also pay Deutsche Bank AG, New York Branch, certain fees (and reimburse certain expenses) in connection with its role as facility agent.
SPV Asset Facility III
On March 24, 2022 (the “SPV Asset Facility III Closing Date”), Core Income Funding III LLC (“Core Income Funding III”), a Delaware limited liability company and newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility III”), with Core Income Funding III, as borrower, the Adviser, as servicer, the lenders from time to time parties thereto (the “SPV Asset Facility III Lenders”), Bank of America, N.A., as administrative agent, State Street Bank and Trust Company, as collateral agent, Alter Domus (US) LLC as collateral custodian and Bank of America, N.A., as sole lead arranger and sole book manager. The parties to the SPV Asset Facility III have entered into various amendments, including to increase the maximum principal amount available under the facility, extend the availability period and maturity date, change the interest rate, replace the collateral custodian and make various other changes. The following describes the terms of SPV Asset Facility III amended through May 22, 2025 (the “SPV Asset Facility III Third Amendment Date”).
The maximum principal amount of the SPV Asset Facility III is $1.65 billion (increased from $1.50 billion to $1.65 billion on the SPV Asset Facility III Third Amendment Date), which maximum principal amount will automatically increase to $1.80 billion on the three-month anniversary of the SPV Asset Facility III Third Amendment Date and subsequently will automatically increase to $2.0 billion on the six-month anniversary of the SPV Asset Facility III Third Amendment Date, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Core Income Funding III’s assets from time to time, and satisfaction of certain conditions, including certain portfolio criteria.
The SPV Asset Facility III provides for the ability to draw and redraw revolving loans under the SPV Asset Facility III for a period of up to three years after the SPV Asset Facility III Third Amendment Date unless the commitments are terminated sooner as provided in the SPV Asset Facility III (the “SPV Asset Facility III Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility III will mature on May 22, 2030 (the “SPV Asset Facility III Stated Maturity”). To the extent the commitments are terminated or permanently reduced during the first year following the SPV Asset Facility III Third Amendment Date, Core Income Funding III may owe a prepayment penalty. Prior to the SPV Asset Facility III Stated Maturity, proceeds received by Core Income Funding III from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility III Stated Maturity, Core Income Funding III must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.
Amounts drawn in U.S. dollars are benchmarked to Daily SOFR, amounts drawn in British pounds are benchmarked to SONIA plus an adjustment of 0.12%, amounts drawn in Canadian dollars are benchmarked to CORRA plus an adjustment of 0.30%, and amounts drawn in Euros are benchmarked to EURIBOR, and in each case plus a spread equal to the Applicable Margin. As of the SPV Asset Facility III Third Amendment Date, the “SPV Asset Facility III Applicable Margin” ranges from 1.525% to 1.95% depending on the composition of the collateral. The SPV Asset Facility III also allows for amounts drawn in U.S. dollars to bear interest at an alternate base rate without a spread.
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
SPV Asset Facility V
On March 9, 2023 (the “SPV Asset Facility V Closing Date”), Core Income Funding V LLC (“Core Income Funding V”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a loan and security agreement (the “SPV Asset Facility V”), with Core Income Funding V, as Borrower, the Company, as Servicer and Equityholder, the lenders from time to time parties thereto (the “SPV Asset Facility V Lenders”), Wells Fargo Bank, National Association, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, and Alter Domus (US) LLC as Collateral Custodian. The parties to the SPV Asset Facility V have entered into various amendments, including to increase the amount available under the facility, replace the Collateral Custodian and make various other changes. On April 29, 2025, the parties to the SPV Asset Facility V entered into the Third Amendment to Loan and Security Agreement. The following describes the terms of SPV Asset Facility V as amended through April 29 2025 (the “SPV Asset Facility V Third Amendment Date”).
The maximum principal amount of the SPV Asset Facility V is $750.0 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Core Income Funding V’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits and other portfolio tests.
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
Amounts drawn bear interest at Daily Simple SOFR plus a weighted average spread equal to 1.60% per annum for the portion of the assets constituting broadly syndicated loans and 2.05% for the portion of the assets not constituting broadly syndicated loans, which spread will increase by 2.00% per annum upon the occurrence and during the existence of an event of default or following the SPV Asset Facility V Termination Date (such spread, the “SPV Asset Facility V Applicable Spread”). Daily Simple SOFR may be replaced as a base rate under certain circumstances. During the SPV Asset Facility V Reinvestment Period, Core Income Funding V

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
will pay an undrawn fee of 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility V that are not subject to the separate, higher fee described below. On and after the SPV Asset Facility V Third Amendment Date and during the SPV Asset Facility V Reinvestment Period, if the undrawn commitments are in excess of a certain portion (initially 40% and decreasing to 32.5%) of the total commitments under the SPV Asset Facility V, such portion will not be subject to the undrawn fee described above, but Core Income Funding V will pay a separate fee on this portion of the undrawn commitments equal to 1.25% multiplied by such excess undrawn commitment amount over 40% or 32.5% of the total commitments, as applicable.
SPV Asset Facility VI
On August 29, 2023 (the “SPV Asset Facility VI Closing Date”), Core Income Funding VI LLC (“Core Income Funding VI”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Credit Agreement (the “SPV Asset Facility VI”), with Core Income Funding VI LLC, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility VI Lenders”), The Bank of Nova Scotia, as Administrative Agent, State Street Bank and Trust Company as Collateral Agent, Collateral Custodian and Document Custodian. The parties to the SPV Asset Facility VI have entered into various amendments, including to assign the term commitment under the SPV Asset Facility VI and all of the outstanding term loans, replace the collateral custodian and make various other changes. On April 22, 2025, the parties to SPV Asset Facility VI entered into Amendment No. 3 to SPV Asset Facility VI. The following describes the terms of SPV Asset Facility VI as amended through April 22, 2025 (the “SPV Asset Facility VI Third Amendment Date”).
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

Amounts drawn in U.S. dollars are benchmarked to Term SOFR, amounts drawn in British pounds are benchmarked to SONIA, amounts drawn amounts drawn in Canadian dollars are benchmarked to Daily Compounded CORRA, and amounts drawn in Euros are benchmarked to EURIBOR, and in each case plus a spread equal to the Applicable Margin. The “Applicable Margin” ranges from 1.60% to 2.10%, depending on the type of asset being funded by such draw and the utilization level of the SPV Asset Facility VII. Core Income Funding VII also paid Citibank an upfront fee and will reimburse certain expenses in connection with Citibank’s role as Administrative Agent. From the SPV Asset Facility VII Closing Date until the end of SPV Asset Facility VII Reinvestment Period, there is a commitment fee that steps up from the date that is nine months after the SPV Asset Facility VII Closing Date from 0.25% to up to 1.50% per annum, depending on the undrawn amount, if any, of the commitments in the SPV Asset Facility VII.
SPV Asset Facility VIII
On December 17, 2024 (the “SPV Asset Facility VIII Closing Date”), Core Income Funding VIII LLC (“Core Income Funding VIII”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Credit Agreement (the “SPV Asset Facility VIII”), with Core Income Funding VIII LLC, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility VIII Lenders”), Natixis, New York Branch, as Facility Agent, and State Street Bank and Trust Company as Collateral Agent, Collateral Administrator, Custodian and Document Custodian. On May 15, 2025, the parties to the SPV Asset Facility VIII entered into an amendment in order to, among other things, increase the size of the facility and add additional classes of loans. The following describes the terms of SPV Asset Facility VIII as most recently amended on May 15, 2025.
The maximum principal amount of the SPV Asset Facility VIII is $1.00 billion; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of Core Income Funding VIII’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
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
Amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, their cost of funds) plus an applicable margin of (i) with respect to the Class A-R Loans and the Class A-T Loans, 1.75%, (ii) with respect to the Class A-D1 Loans, 1.65%, (iii) with respect to the Class A-D2 Loans, 1.93%, (iv) with respect to the Class A-D3 Loans, 1.78% and (v) with respect to the Class A-D4 Loans, 2.06%. From the SPV Asset Facility VIII Closing Date to the SPV Asset Facility VIII Commitment Termination Date, there is a commitment fee that steps up the date that is three months after the SPV Asset Facility VIII Closing Date from 0.25% to 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility VIII.
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
CLO VIII Refinancing
On April 24, 2025 (the “CLO VIII Refinancing Date”), the Company completed a $500.7 million term debt securitization refinancing (the “CLO VIII Refinancing”). The secured notes and preferred shares issued in the CLO VIII Refinancing were issued by the CLO VIII Issuer, as issuer (the “CLO VIII Refinancing Issuer”).
The CLO VIII Refinancing was executed by (A) the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of October 21, 2022 (the “Original CLO VIII Closing Date”), by and between the CLO VIII Refinancing Issuer and State Street Bank and Trust Company, as amended and supplemented by the first supplemental indenture dated as of the CLO VIII Refinancing Date (the “CLO VIII Refinancing Indenture”), by and between the CLO VIII Refinancing Issuer and State Street Bank and Trust Company: (i) $275.0 million of AAA(sf) Class A-1R Notes, which bear interest at the Benchmark plus 1.49%, (ii) $30.0 million of AAA(sf) Class A-2R Notes, which bear interest at the Benchmark plus 1.80%, (iii) $35.0 million of AA(sf) Class

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
B-R Notes, which bear interest at the Benchmark plus 1.90% and (iv) $35.0 million of A(sf) Class C-R Notes, which bear interest at the Benchmark plus 2.40% (together, the “CLO VIII Refinancing Secured Notes”). The CLO VIII Refinancing Secured Notes are secured by middle market loans, participation interests in middle market loans and other assets of the CLO VIII Refinancing Issuer. The CLO VIII Refinancing Secured Notes are scheduled to mature on the Payment Date in April 2037. The CLO VIII Refinancing Secured Notes were privately placed by Natixis Securities Americas LLC, as Placement Agent. The proceeds from the CLO VIII Refinancing were used to redeem in full the classes of notes issued on the Original CLO VIII Closing Date, to repay the loans incurred on the Original CLO VIII Closing Date, to pay expenses incurred in connection with the CLO VIII Refinancing and to purchase additional assets from the Company.
Concurrently with the issuance of the CLO VIII Refinancing Secured Notes, the CLO VIII Refinancing Issuer issued $24.0 million of additional subordinated securities in the form of 24,000 of its preferred shares (the “CLO VIII Refinancing Additional Preferred Shares”). The CLO VIII Refinancing Additional Preferred Shares were issued by the CLO VIII Refinancing Issuer as part of its issued share capital and are not secured by the collateral securing the CLO VIII Refinancing Secured Notes. The Company purchased all of the CLO VIII Refinancing Additional Preferred Shares issued on the CLO VIII Refinancing Date. On the Original CLO VIII Closing Date, the CLO VIII Refinancing Issuer issued $101.7 million of subordinated interests in the form of 101,675 of its preferred shares which the Company purchased and continues to hold. The total amount of outstanding preferred shares as of the Refinancing Date is 125,675.
On the Original CLO VIII Closing Date, the CLO VIII Refinancing Issuer entered into a loan sale agreement with the Company, which provided for the sale and contribution of approximately $143.0 million par amount of middle market loans from the Company to the CLO VIII Refinancing Issuer on the Original CLO VIII Closing Date and for future sales from the Company to the CLO VIII Refinancing Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO VIII Secured Notes. As part of the CLO VIII Refinancing, the CLO VIII Refinancing Issuer and the Company entered into an amended and restated loan sale agreement dated as of the CLO VIII Refinancing Date (the “BOCIC CLO VIII Loan Sale Agreement”), which provides for the sale and contribution of approximately $192.3 million par amount of middle market loans from the Company to the CLO VIII Refinancing Issuer on the CLO VIII Refinancing Date and for future sales from the Company to the CLO VIII Refinancing Issuer on an ongoing basis. Such loans constituted part of the portfolio of assets securing the CLO VIII Refinancing Secured Notes. The Company made customary representations, warranties, and covenants to the CLO VIII Refinancing Issuer under the applicable loan sale agreement.
Through April 24, 2029, a portion of the proceeds received by the CLO VIII Refinancing Issuer from the loans securing the CLO VIII Refinancing Secured Notes may be used by the CLO VIII Refinancing Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO VIII Refinancing Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.
The CLO VIII Refinancing Secured Notes are the secured obligation of the CLO VIII Refinancing Issuer, and the CLO VIII Refinancing Indenture includes customary covenants and events of default.
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
In connection with the issuance of the September 2027 Notes, on October 18, 2022 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $600.0 million. The Company will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.84%. The interest rate swaps mature on September 16, 2027. For the three months ended June 30, 2025 and 2024, the Company did not make a periodic payment. For the six months ended June 30, 2025 and 2024, the Company made periodic payments of $2.4 million and $4.7 million, respectively. The interest expense related to the September 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2025, the interest rate swap had a fair value of $7.3 million ($1.4 million net of the present value of the cash flows of the September 2027 Notes). As of December 31, 2024, the interest rate swap had a fair value of $(0.7) million ($0.8 million net of the present value of the cash flows of the September 2027 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
AUD 2027 Notes
On October 23, 2024, the Company issued A$450.0 million 6.500% Fixed Rate Notes due October 23, 2027 (the “AUD 2027 Notes”) under its A$2,500,000,000 Australian debt issuance program (the “Australian Debt Issuance Program”). The Australian Debt Issuance Program provides for the Company to issue debt securities from time to time. Debt securities issued pursuant to the Australian Debt Issuance Program (i) are issued pursuant to Regulation S under the U.S. Securities Act of 1933, as amended (the “Securities Act”), (ii) are not registered under the Securities Act, (iii) may not be offered or sold in the United States or to a U.S. person without registration under, or an applicable exemption from the registration requirements of the Securities Act, and (iv) are to be issued in amount not exceeding an aggregate of A$2.5 billion.
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
In connection with the issuance of the AUD 2027 Notes, the Company entered into both a bilateral cross-currency swap and interest rate swap, for notional amounts of A$379.0 million and A$71.0 million, respectively. The Company will receive fixed rate interest of 6.500% and will pay variable rate interest based on, one-month SOFR plus 2.67% and three-month BBSY plus 2.72%, for the bilateral cross-currency swap and interest rate swap, respectively. The swaps mature on October 23, 2027. For the three and six months ended June 30, 2025, the Company made periodic payments of $1.3 million and A$0.2 million for the cross-currency swap and interest rate swap, respectively. The interest expense related to the AUD 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2025, the swaps had an aggregate fair value of $(0.6) million ($(0.7) million net of the present value of the cash flows of the AUD 2027 Notes). As of December 31, 2024, the interest rate swaps had a fair value of $(20.7) million ($0.4 million net of the present value of the cash flows of the AUD 2027 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the AUD 2027 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations. The change in foreign exchange rate of the cross-currency swap is offset by the change in foreign exchange rate of the AUD 2027 Notes, with the remaining difference included as a component translation of assets and liabilities in foreign currencies on the Company’s Consolidated Statements of Operations.
May 2028 Notes
On May 23, 2025, the Company issued $500.0 million aggregate principal amount of its 5.900% notes due 2028 (the “May 2028 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act and non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. The May 2028 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

The May 2028 Notes were issued pursuant to the Base Indenture and a Tenth Supplemental Indenture, dated as of May 23, 2025 (the “Tenth Supplemental Indenture” and together with the Base Indenture, the “May 2028 Indenture”), between the Company and the Trustee. The May 2028 Notes will mature on May 23, 2028 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the May 2028 Indenture. The May 2028 Notes bear interest at a rate of 5.900% per year payable semi-annually on May 23 and November 23 of each year, commencing on November 23, 2025. Concurrent with the issuance of the May 2028 Notes, the Company entered into a Registration Rights Agreement (the “May 2028 Registration Rights Agreement”) for the benefit of the purchasers of the May 2028 Notes. Pursuant to the May 2028 Registration Rights Agreement, the Company is obligated to file a registration statement with the SEC with respect to an offer to exchange the May 2028 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the May 2028 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the May 2028 Notes. If the Company fails to satisfy its registration obligations under the May 2028 Registration Rights Agreement, it will be required to pay additional interest to the holders of the May 2028 Notes.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
The May 2028 Notes are the Company’s direct, general unsecured obligations and rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the May 2028 Notes. The May 2028 Notes rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior, to the May 2028 Notes. The May 2028 Notes rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The May 2028 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The May 2028 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a) of the 1940 Act, for the period of time during which the May 2028 Notes are outstanding, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the May 2028 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the May 2028 Indenture.

In addition, if a change of control repurchase event, as defined in the May 2028 Indenture, occurs prior to maturity, holders of the May 2028 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the May 2028 Notes at a repurchase price equal to 100% of the aggregate principal amount of the May 2028 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date.

In connection with the issuance of the May 2028 Notes, on May 23, 2025 the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swaps is $500.0 million. The Company will receive fixed rate interest at 5.900% and pay variable rate interest based on SOFR plus 2.1761%. The interest rate swaps mature on May 23, 2028. For the three months ended June 30, 2025, the Company did not make any periodic payments. The interest expense related to the May 2028 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2025, the interest rate swap had a fair value of $3.6 million ($0.1 million net of the present value of the cash flows of the May 2028 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the May 2028 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
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
In connection with the issuance of the June 2028 Notes, on February 16, 2024 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $650.0 million. The Company will receive fixed rate interest at 7.950% and pay variable rate interest based on SOFR plus 3.79%. The interest rate swaps mature on May 13, 2028. For the three and six months ended June 30, 2025 and 2024, the Company made periodic payments of $1.0 million and $2.6 million, respectively. The interest expense related to the June 2028 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2025, the interest rate swap had a fair value of $11.5 million ($(0.4) million net of the present value of the cash flows of the June 2028 Notes). As of December 31, 2024, the interest rate swap had a fair value of $0.5 million ($(0.1) million net of the present value of the cash flows of the June 2028 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the June 2028 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
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
In connection with the issuance of the January 2029 Notes, on November 28, 2023 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $550.0 million. The Company will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.647%. The interest rate swaps mature on January 15, 2029. For the three months ended June 30, 2025, the Company did not make a periodic payment. For the six months ended June 30, 2025, the Company made periodic payments of $2.9 million. For the three and six months ended June 30, 2024, the Company did not make any periodic payments. The interest expense related to the January 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2025, the interest rate swap had a fair value of $10.6 million ($(0.1) million net of the present value of the cash flows of the January 2029 Notes). As of December 31, 2024, the interest rate swap had a fair value of $(0.4) million ($0.1 million net of the present value of the cash flows of the January 2029 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the January 2029 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
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
In connection with the May 14, 2024 issuance of the September 2029 Notes, on May 14, 2024, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $500.0 million. The Company will receive fixed rate interest at 6.600% and pay variable rate interest based on SOFR plus 2.337%. In connection with the January 22, 2025 issuance of the September 2029 Notes, on January 22, 2025, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $400.0 million. The Company will receive fixed rate interest at 6.600% and pay variable rate interest based on SOFR plus 2.457%.The interest rate swaps mature on August 15, 2029. For the three months ended June 30, 2025, the Company did not make a periodic payment. For the six months ended June 30, 2025, the Company made periodic payments of $1.3 million. For the three and six months ended June 30, 2024, the Company did not make any periodic payments. The interest expense related to the September 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap’s adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2025, the interest rate swaps had a fair value of $26.0 million ($0.2 million net of the present value of the cash flows of the September 2029 Notes). As of December 31, 2024, the interest rate swaps had a fair value of $3.7 million ($0.5 million net of the present value of the cash flows of the September 2029 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the September 2029 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
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
In connection with the issuance of the March 2030 Notes, on September 10, 2024 the Company entered into a bilateral interest rate swaps. The notional amount of the interest rate swaps is $1.00 billion. The Company will receive fixed rate interest at 5.800% and pay variable rate interest based on SOFR plus 2.619%. The interest rate swaps mature on February 15, 2030. For the three months ended June 30, 2025, the Company did not make a periodic payment. For the six months ended June 30, 2025, the Company made periodic payments of $8.1 million. The interest expense related to the March 2030 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2025, the interest rate swap had a fair value of $(13.7) million ($(0.1) million net of the present value of the cash flows of the March 2030 Notes). As of December 31, 2024, the interest rate swap had a fair value of $(44.5) million ($(6.1) million net of the present value of the cash flows of the March 2030 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the March 2030 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
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
In connection with the issuance of the March 2031 Notes, on January 29, 2024 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $750.0 million. The Company will receive fixed rate interest at 6.650% and pay variable rate interest based on SOFR plus 2.902%. The interest rate swaps mature on January 15, 2031. For the three months ended June 30, 2025, the Company did not make a periodic payment. For the six months ended June 30, 2025, the Company made periodic payments of $3.5 million. For the three and six months ended June 30, 2024, the Company did not make any periodic payments. The interest expense related to the March 2031 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2025, the interest rate swap had a fair value of $8.4 million ($(0.4) million net of the present value of the cash flows of the March 2031 Notes). As of December 31, 2024, the interest rate swap had a fair value of $(14.2) million ($(2.2) million net of the present value of the cash flows of the March 2031 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the March 2031 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
Global Medium Term Notes Program
On April 4, 2025, the Company established a €5.00 billion (or its equivalent in any other currency) global medium term note program (the “GMTN Program”). Under the GMTN Program, the Company may issue unsecured notes (“GMTN Notes”) to one or more managers from time to time with such terms, including currency, interest rate and maturity, as agreed by the Company and such manager(s).
GMTN Notes issued under the GMTN Program are subject to and with the benefit of the Agency Agreement, dated April 4, 2025, by and among the Company, Deutsche Bank AG, London Branch as issuing and principal paying agent, a transfer agent and as exchange agent and Deutsche Bank Trust Company Americas as registrar, a paying agent and a transfer agent (the “GMTN Agency Agreement”). Holders of GMTN Notes issued under the GMTN Program shall have the benefit of a deed of covenant, dated April 4, 2025 and made by the Company (the “GMTN Deed of Covenant”) and, where applicable, a deed poll, dated April 4, 2025 and made by the Company (the “GMTN Deed Poll”).
GMTN Notes issued under the GMTN Program will be in registered form and (i) may be issued to non-“U.S. Persons” (as defined in Regulation S under the Securities Act outside the United States in compliance with Regulation S under the Securities Act, or to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act, (ii) are not and will not be registered under the Securities Act, (iii) may not be offered or sold in the United States or to, or for the account or benefit of, U.S. Persons without registration under, or pursuant to an applicable exemption from, the registration requirements of the Securities Act, and (iv) are to be issued in amount not exceeding an aggregate of €5.00 billion (or its equivalent in other currencies) outstanding at any time.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Note 6. Fair Value of Financial Instruments

Investments

The following table presents the fair value hierarchy of cash, investments, and derivatives as of the following periods:

	Fair Value Hierarchy as of June 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$537,631	$—	$—	$537,631
Investments:
First-lien senior secured debt investments(1)	—	5,164,871	23,196,949	28,361,820
Second-lien senior secured debt investments	—	420,453	1,090,051	1,510,504
Unsecured debt investments	—	72,751	379,263	452,014
Preferred equity investments(2)	—	—	474,211	474,211
Common equity investments(3)	—	6,479	575,385	581,864
Subtotal	$—	$5,664,554	$25,715,859	$31,380,413
Investments measured at Net Asset Value (“NAV”)(4)	—	—	—	623,741
Total investments at fair value	$—	$5,664,554	$25,715,859	$32,004,154
Derivatives:
Interest rate swaps	$—	$54,235	$—	$54,235
Cross-currency swap	—	(1,172)	—	(1,172)
Total Derivatives	$—	$53,063	$—	$53,063

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended June 30, 2025
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$21,732,819	$516,554	$383,588	$436,093	$531,866	$23,600,920
Purchases of investments, net	2,826,183	624,587	—	25,660	48,911	3,525,341
Payment-in-kind	16,921	3,767	12,126	17,857	31	50,702
Proceeds from investments, net	(973,825)	(18,907)	(29,854)	(7,075)	(26,722)	(1,056,383)
Net change in unrealized gain (loss)	(50,058)	(6,643)	11,412	1,254	11,539	(32,496)
Net realized gains (losses)	3,357	—	1,659	64	9,760	14,840
Net amortization/accretion of premium/discount on investments	19,918	915	332	358	—	21,523
Transfers between investment types	—	—	—	—	—	—
Transfers into (out of) Level 3(1)	(378,366)	(30,222)	—	—	—	(408,588)
Fair value, end of period	$23,196,949	$1,090,051	$379,263	$474,211	$575,385	$25,715,859

(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended June 30, 2025, transfers out of Level 3 into Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Six Months Ended June 30, 2025
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$19,422,914	$451,426	$366,496	$364,672	$493,305	$21,098,813
Purchases of investments, net	5,387,789	624,587	(369)	111,079	80,962	6,204,048
Payment-in-kind	30,975	6,035	22,853	25,937	62	85,862
Proceeds from investments, net	(1,453,791)	(26,507)	(29,854)	(34,852)	(28,061)	(1,573,065)
Net change in unrealized gain (loss)	(5,625)	(4,545)	23,456	2,233	21,687	37,206
Net realized gains (losses)	(38,805)	(11,345)	(4,206)	339	9,760	(44,257)
Net amortization/accretion of premium/discount on investments	38,564	1,115	887	986	—	41,552
Transfers between investment types	(16,148)	—	—	3,817	1,726	(10,605)
Transfers into (out of) Level 3(1)	(168,924)	49,285	—	—	(4,056)	(123,695)
Fair value, end of period	$23,196,949	$1,090,051	$379,263	$474,211	$575,385	$25,715,859

(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the six months ended June 30, 2025, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

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

(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the six months ended June 30, 2024, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies and an investment measured at net asset value which is no longer categorized within the fair value hierarchy.
The below tables present information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2025 on investments held at June 30, 2025	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2024 on investments held at June 30, 2024
First-lien senior secured debt investments	$(40,500)	$1,074
Second-lien senior secured debt investments	(5,990)	(8,715)
Unsecured debt investments	11,412	(946)
Preferred equity investments	1,254	1,089
Common equity investments	22,191	10,493
Total Investments	$(11,633)	$2,995

($ in thousands)	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2025 on investments held at June 30, 2025	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2024 on investments held at June 30, 2024
First-lien senior secured debt investments	$(43,548)	$(4,149)
Second-lien senior secured debt investments	(12,954)	(5,690)
Unsecured debt investments	23,456	(4,114)
Preferred equity investments	2,233	384
Common equity investments	34,604	18,098
Total Investments	$3,791	$4,529
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2025 and December 31, 2024. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of June 30, 2025
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$21,223,605	Yield Analysis	Market Yield	6.6% - 30.4% (9.5%)	Decrease
	1,804,875	Recent Transaction	Transaction Price	98.5% - 100.0% (99.4%)	Increase
	168,469	Collateral Analysis	Recovery Rate	0.0% - 100.0% (70.5%)	Increase
Second-lien senior secured debt investments	$534,195	Yield Analysis	Market Yield	7.6% - 27.3% (15.6%)	Decrease
	555,856	Recent Transaction	Transaction Price	99.0% - 99.3% (99.1%)	Increase
Unsecured debt investments	$379,235	Yield Analysis	Market Yield	8.4% - 17.8% (12.2%)	Decrease
	28	Market Approach	EBITDA Multiple	12.0x	Increase
Preferred equity investments	$445,358	Yield Analysis	Market Yield	11.7% - 37.9% (14.2%)	Decrease
	24,837	Recent Transaction	Transaction Price	97.5% - 97.5% (97.5%)	Increase
	2,114	Market Approach	EBITDA Multiple	7.5x	Increase
	1,902	Market Approach	Revenue Multiple	10.5x - 16.5x (13.9x)	Increase
Common equity investments	$6,753	Recent Transaction	Transaction Price	100.0%	Increase
	143,208	Market Approach	EBITDA Multiple	7.5x - 27.0x (14.0x)	Increase
	292,566	Market Approach	AUM Multiple	1.1x	Increase
	52,271	Market Approach	Revenue Multiple	5.5x - 13.5x (10.4x)	Increase
	530	Option Pricing Model	Volatility	70.0%	Increase
	1,593	Yield Analysis	Market Yield	8.8%	Decrease
	76,287	Market Approach	N/A(1)	N/A	N/A
	2,165	Discounted Cash Flow Analysis	Discount Rate	16.7%	Decrease
	12	Market Approach	Gross Profit Multiple	10.0x	Increase

(1)Fair value based on a weighting of the appraised value of the portfolio company’s underlying assets and their cost.

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of the following periods:

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	June 30, 2025			December 31, 2024
($ in thousands)	Net Carrying Value(1)	Debt Issuance Costs	Fair Value	Net Carrying Value(1)	Debt Issuance Costs	Fair Value
Revolving Credit Facility(2)	$1,893,440	$(21,867)	$1,893,440	$1,312,515	$(22,497)	$1,312,515
SPV Asset Facility I	267,655	(6,345)	267,655	294,536	(5,464)	294,536
SPV Asset Facility II	906,820	(20,180)	906,820	907,881	(12,119)	907,881
SPV Asset Facility III(2)	1,077,308	(16,080)	1,077,308	958,547	(13,370)	958,547
SPV Asset Facility IV	424,396	(5,604)	424,396	351,698	(3,302)	351,698
SPV Asset Facility V	443,947	(6,053)	443,947	245,009	(4,991)	245,009
SPV Asset Facility VI	372,195	(7,805)	372,195	341,752	(8,248)	341,752
SPV Asset Facility VII(2)	364,436	(3,043)	364,436	162,398	(3,461)	162,398
SPV Asset Facility VIII	394,752	(5,248)	394,752	196,923	(3,077)	196,923
CLO VIII	372,860	(2,140)	372,860	288,100	(1,900)	288,100
CLO XI	258,455	(1,545)	258,455	258,308	(1,692)	258,308
CLO XII	258,344	(1,656)	258,344	258,192	(1,808)	258,192
CLO XV	309,370	(2,630)	309,370	309,198	(2,802)	309,198
CLO XVI	417,449	(2,551)	417,449	417,303	(2,697)	417,303
CLO XVII	322,302	(2,698)	322,302	322,121	(2,879)	322,121
CLO XVIII	258,220	(1,780)	258,220	258,109	(1,891)	258,109
CLO XIX	258,148	(1,852)	258,148	258,206	(1,794)	258,206
March 2025 Notes	—	—	—	499,516	(484)	498,750
September 2026 Notes	347,945	(2,055)	340,375	347,084	(2,916)	336,000
February 2027 Notes	497,429	(2,571)	497,500	496,650	(3,350)	493,750
September 2027 Notes	601,564	(4,284)	628,500	593,270	(5,182)	630,000
AUD 2027 Notes(2)	298,196	(2,263)	304,846	271,957	(2,397)	296,207
May 2028 Notes	495,718	(7,793)	505,000	—	—	—
June 2028 Notes	654,964	(6,949)	695,500	642,519	(8,067)	690,625
January 2029 Notes	550,520	(10,143)	585,750	538,086	(11,458)	587,125
September 2029 Notes	918,025	(7,727)	927,000	492,523	(10,769)	510,000
March 2030 Notes	966,719	(19,731)	1,002,500	941,037	(20,518)	985,000
March 2031 Notes	740,541	(18,226)	772,500	718,384	(19,599)	763,125
Total Debt	$14,671,718	$(190,819)	$14,859,568	$12,681,822	$(178,732)	$12,931,378

(1)Inclusive of change in fair market value of effective hedge.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.

The below table presents fair value measurements of the Company’s debt obligations as of the following periods if debt was measured at fair value:

($ in thousands)	June 30, 2025	December 31, 2024
Level 1	$—	$—
Level 2	6,259,471	5,790,582
Level 3	8,600,097	7,140,796
Total Debt	$14,859,568	$12,931,378

Financial Instruments Not Carried at Fair Value

As of June 30, 2025 and December 31, 2024, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding commitments as of the following periods:

	As of
($ in thousands)	June 30, 2025	December 31, 2024
Total unfunded revolving loan commitments	$1,719,630	$1,383,540
Total unfunded delayed draw loan commitments	2,248,572	1,716,991
Total unfunded revolving and delayed draw loan commitments	$3,968,202	$3,100,531

Total unfunded equity commitments	$188,819	$92,214

Total unfunded commitments	$4,157,021	$3,192,745
As of June 30, 2025, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $3.5 million for the period from April 22, 2020 (Inception) to June 30, 2025, of which $3.5 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered. The Adviser is responsible for the payment of the Company’s organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by the Company.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2025, management was not aware of any pending or threatened litigation.

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

The following table summarizes transactions with respect to shares of the Company’s common stock during the following periods:

	For the Three Months Ended June 30, 2025
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	51,688,712	$492,582	1,517,635	$14,350	101,484,029	$960,146	154,690,376	$1,467,078
Shares/gross proceeds from the private placements	—	—	—	—	11,478,190	108,615	11,478,190	108,615
Share Transfers between classes(1)	(1,175,154)	(11,105)	(140,367)	(1,329)	1,311,848	12,434	(3,673)	—
Reinvestment of distributions	6,588,253	62,172	472,436	4,463	12,283,947	116,250	19,344,636	182,885
Repurchased shares	(11,418,472)	(107,562)	(2,032,236)	(19,164)	(35,711,561)	(337,475)	(49,162,269)	(464,201)
Total shares/gross proceeds	45,683,339	436,087	(182,532)	(1,680)	90,846,453	859,970	136,347,260	1,294,377
Sales load	—	(4,820)	—	(1)	—	—	—	(4,821)
Total shares/net proceeds	45,683,339	$431,267	(182,532)	$(1,681)	90,846,453	$859,970	136,347,260	$1,289,556

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

	For the Six Months Ended June 30, 2025
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	108,481,998	$1,038,294	7,457,584	$71,457	206,382,830	$1,962,936	322,322,412	$3,072,687
Shares/gross proceeds from the private placements	—	—	—	—	45,593,805	434,252	45,593,805	434,252
Share Transfers between classes(1)	(3,545,454)	(33,695)	(137,634)	(1,305)	3,671,997	35,000	(11,091)	—
Reinvestment of distributions	12,419,785	117,752	898,923	8,532	23,347,287	222,026	36,665,995	348,310
Repurchased shares	(17,073,676)	(161,060)	(2,234,098)	(21,076)	(51,363,763)	(486,014)	(70,671,537)	(668,150)
Total shares/gross proceeds	100,282,653	961,291	5,984,775	57,608	227,632,156	2,168,200	333,899,584	3,187,099
Sales load	—	(9,394)	—	(431)	—	—	—	(9,825)
Total shares/net proceeds	100,282,653	$951,897	5,984,775	$57,177	227,632,156	$2,168,200	333,899,584	$3,177,274

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	For the Six Months Ended June 30, 2024
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	105,209,807	$1,009,171	8,607,025	$81,990	181,875,291	$1,733,519	295,692,123	$2,824,680
Shares/gross proceeds from the private placements	—	—	—	—	16,006,501	152,505	16,006,501	152,505
Share Transfers between classes(1)	(246,918)	(2,357)	(35,690,399)	(338,702)	35,899,156	341,059	(38,161)	—
Reinvestment of distributions	7,471,343	71,026	885,400	8,419	14,291,775	136,213	22,648,518	215,658
Repurchased shares	(8,862,695)	(84,355)	(3,143,708)	(29,912)	(18,827,293)	(179,731)	(30,833,696)	(293,998)
Total shares/gross proceeds	103,571,537	993,485	(29,341,682)	(278,205)	229,245,430	2,183,565	303,475,285	2,898,845
Sales load	—	(8,725)	—	(101)	—	—	—	(8,826)
Total shares/net proceeds	103,571,537	$984,760	(29,341,682)	$(278,306)	229,245,430	$2,183,565	303,475,285	$2,890,019

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

The changes to the Company’s offering price per share for the six months ended June 30, 2025 and 2024 were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

January 1, 2024	$9.48	$0.33	$9.81
February 1, 2024	$9.49	$0.33	$9.82
March 1, 2024	$9.49	$0.33	$9.82
April 1, 2024	$9.50	$0.33	$9.83
May 1, 2024	$9.51	$0.33	$9.84
June 1, 2024	$9.57	$0.33	$9.90
January 1, 2025	$9.54	$0.33	$9.87
February 1, 2025	$9.54	$0.33	$9.87
March 1, 2025	$9.51	$0.33	$9.84
April 1, 2025	$9.46	$0.33	$9.79
May 1, 2025	$9.40	$0.33	$9.73
June 1, 2025	$9.44	$0.33	$9.77

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

January 1, 2024	$9.49	$0.14	$9.63
February 1, 2024	$9.50	$0.14	$9.64
March 1, 2024	$9.50	$0.14	$9.64
April 1, 2024	$9.51	$0.14	$9.65
May 1, 2024	$9.52	$0.14	$9.66
June 1, 2024	$9.58	$0.14	$9.72
January 1, 2025	$9.55	$0.14	$9.69
February 1, 2025	$9.55	$0.14	$9.69
March 1, 2025	$9.52	$0.14	$9.66
April 1, 2025	$9.47	$0.14	$9.61
May 1, 2025	$9.41	$0.14	$9.55
June 1, 2025	$9.45	$0.14	$9.59

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

January 1, 2024	$9.50	$—	$9.50
February 1, 2024	$9.51	$—	$9.51
March 1, 2024	$9.52	$—	$9.52
April 1, 2024	$9.53	$—	$9.53
May 1, 2024	$9.53	$—	$9.53
June 1, 2024	$9.59	$—	$9.59
January 1, 2025	$9.57	$—	$9.57
February 1, 2025	$9.57	$—	$9.57
March 1, 2025	$9.54	$—	$9.54
April 1, 2025	$9.49	$—	$9.49
May 1, 2025	$9.42	$—	$9.42
June 1, 2025	$9.47	$—	$9.47
Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were recorded during the following periods:

	For the Six Months Ended June 30, 2025
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 5, 2024	January 31, 2025	February 25, 2025	$0.07010	$33,890	$3,499	$69,929
February 18, 2025	February 28, 2025	March 25, 2025	0.07010	35,308	3,794	72,626
February 18, 2025	March 31, 2025	April 24, 2025	0.10280	54,669	5,767	111,979
February 18, 2025	April 30, 2025	May 23, 2025	0.07010	37,635	3,966	79,647
May 6, 2025	May 30, 2025	June 25, 2025	0.07010	38,551	3,988	82,474
May 6, 2025	June 30, 2025	July 24, 2025	0.10280	59,206	5,749	121,070
		Total	$0.48600	$259,259	$26,763	$537,725

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

	For the Six Months Ended June 30, 2025
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.45200	$766,498	93.1%
Distributions in excess of net investment income(3)	0.03400	57,249	6.9%
Total	$0.48600	$823,747	100.0%

(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to Note 11 “Financial Highlights” for amounts by share class.
(3)Represents the distributions in excess of net investment income for the current period. The Company has accumulated undistributed earnings as of June 30, 2025.

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

Offer Date	Class	Tender Offer Expiration	Tender Offer (in thousands)	Purchase Price per Share	Shares Repurchased

February 27, 2024	S	March 31, 2024	$33,826	$9.50	3,560,660
February 27, 2024	D	March 31, 2024	$26,354	$9.51	2,771,164
February 27, 2024	I	March 31, 2024	$81,994	$9.53	8,603,765
May 24, 2024	S	June 28, 2024	$50,529	$9.53	5,302,035
May 24, 2024	D	June 28, 2024	$3,558	$9.55	372,544
May 24, 2024	I	June 28, 2024	$97,737	$9.56	10,223,527
February 26, 2025	S	March 31, 2025	$53,498	$9.46	5,655,204
February 26, 2025	D	March 31, 2025	$1,912	$9.47	201,862
February 26, 2025	I	March 31, 2025	$148,539	$9.49	15,652,202
May 23, 2025	S	June 30, 2025	$107,562	$9.42	11,418,472
May 23, 2025	D	June 30, 2025	$19,164	$9.43	2,032,236
May 23, 2025	I	June 30, 2025	$337,475	$9.45	35,711,561
Note 9. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended June 30,
	2025			2024
($ in thousands, except per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Increase (decrease) in net assets resulting from operations	$114,113	$11,606	$242,465	$104,763	$11,958	$201,669
Weighted average shares of common stock outstanding—basic and diluted	607,882,907	58,468,742	1,172,654,549	413,208,224	44,636,862	736,786,949
Earnings (loss) per common share—basic and diluted	$0.19	$0.20	$0.21	$0.25	$0.27	$0.27

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	For the Six Months Ended June 30,
	2025			2024
($ in thousands, except per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Increase (decrease) in net assets resulting from operations	$191,514	$19,942	$408,461	$194,413	$23,365	$372,982
Weighted average shares of common stock outstanding—basic and diluted	580,809,758	56,573,122	1,108,266,084	384,667,787	43,768,118	683,495,105
Earnings (loss) per common share—basic and diluted	$0.33	$0.35	$0.37	$0.51	$0.53	$0.55

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

For the three and six months ended June 30, 2025, the Company recorded an expense for U.S. federal excise tax of $0.6 million and $0.8 million, respectively. For the three and six months ended June 30, 2024, the Company recorded an expense for U.S. federal excise tax of $2.5 million and $3.3 million, respectively.

Taxable Subsidiaries

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2025, the Company recorded a net tax expense/(benefit) of approximately $(216) thousand and $(207) thousand, respectively, for taxable subsidiaries. For the three and six months ended June 30, 2024, the Company recorded a net tax expense/(benefit) of approximately $(1) thousand and $(10) thousand, respectively, for taxable subsidiaries.

The Company recorded a net deferred tax liability of $1.7 million and liability of $915 thousand as of June 30, 2025 and December 31, 2024, respectively, for taxable subsidiaries, which is primarily related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the following periods:

	For the Six Months Ended June 30,
	2025			2024
($ in thousands, except share and per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Per share data:
Net asset value, at beginning of period	$9.54	$9.55	$9.57	$9.48	$9.49	$9.50
Results of operations:
Net investment income (loss)(1)	0.41	0.44	0.45	0.53	0.56	0.57
Net realized and unrealized gain (loss)(2)	(0.08)	(0.09)	(0.08)	(0.03)	(0.03)	(0.02)
Net increase (decrease) in net assets resulting from operations	$0.33	$0.35	$0.37	$0.50	$0.53	$0.55
Shareholder distributions:
Distributions from net investment income(3)	(0.41)	(0.44)	(0.45)	(0.45)	(0.47)	(0.49)
Distributions in excess of net investment income(3)	(0.04)	(0.03)	(0.04)	—	—	—
Net decrease in net assets from shareholders’ distributions	$(0.45)	$(0.47)	$(0.49)	$(0.45)	$(0.47)	$(0.49)
Total increase (decrease) in net assets	(0.12)	(0.12)	(0.12)	0.05	0.06	0.06
Net asset value, at end of period	$9.42	$9.43	$9.45	$9.53	$9.55	$9.56

Total return(4)	3.5%	3.8%	3.9%	5.3%	5.7%	5.9%

Ratios
Ratio of net expenses to average net assets(5)(6)	9.6%	9.0%	8.7%	10.9%	10.4%	10.1%
Ratio of net investment income to average net assets(6)	9.0%	9.6%	9.9%	11.5%	12.3%	12.4%
Portfolio turnover rate	16.4%	16.4%	16.4%	22.5%	22.5%	22.5%

Supplemental Data
Weighted-average shares outstanding	580,809,758	56,573,122	1,108,266,084	384,667,787	43,768,118	683,495,105
Shares outstanding, end of period	615,947,390	57,044,599	1,180,086,396	429,417,124	46,085,512	764,871,253
Net assets, end of period	$5,804,679	$538,161	$11,152,206	$4,094,350	$439,938	$7,312,790

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
(5)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the six months ended June 30, 2025, the total operating expenses to average net assets were 9.6%, 9.0% and 8.8%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. For the six months ended June 30, 2024, the total operating expenses to average net assets were 10.9%, 10.4% and 10.1%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. Past performance is not a guarantee of future results.
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
Equity Raise
As of August 7, 2025, the Company issued 644,000,377 shares of Class S common stock, 97,886,560 shares of Class D common stock, and 1,241,752,439 shares of Class I common stock and have raised total gross proceeds of $6.09 billion, $0.91 billion, and $11.68 billion, respectively, including seed capital of $1,000 contributed by our Adviser in September 2020 and approximately $25.0 million in gross proceeds raised from an entity affiliated with the Adviser. In addition, the Company expects to receive $0.96 billion in gross subscription payments which the Company accepted on August 1, 2025 and which is pending the Company’s determination of the net asset value per share applicable to such purchase.
Dividend
On August 5, 2025, the Company’s Board declared a distribution of (i) $0.070100 per share, payable on or before September 30, 2025 to shareholders of record as of August 29, 2025, (ii) $0.070100 per share, payable on or before October 31, 2025 to shareholders of record as of September 30, 2025, and (iii) $0.070100 per share, payable on or before November 30, 2025 to shareholders of record as of October 31, 2025 and (iv) a special distribution of $0.032700 per share, payable on or before October 31, 2025 to shareholders of record as of September 30, 2025.
Core Income Funding I Amendments
On July 10, 2025, Core Income Funding I entered into Amendment No. 4 to SPV Asset Facility I in order to join a new lender and increase the maximum principal amount of SPV Asset Facility I from $450.0 million to $550.0 million. Subsequently, on July 24, Core Income Funding I entered into Amendment No. 5 to SPV Asset Facility I in order to increase the maximum principal amount of SPV Asset Facility I from $550.0 million to $650.0 million.

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
Since meeting the minimum offering requirement and commencing our continuous public offering through June 30, 2025, we have issued 628,638,106 shares of Class S common stock, 97,439,821 shares of Class D common stock, and 1,200,361,593 shares of Class I common stock for gross proceeds, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, of $5.94 billion, $0.91 billion, and $11.29 billion, respectively, including $1,000 of seed capital contributed by our Adviser in September 2020, approximately $25.0 million in gross proceeds raised from an entity affiliated with the Adviser, and 109,500,186 shares of our Class I common stock issued in a private placement issued to feeder vehicles primarily created to hold our Class I shares for gross proceeds of approximately $1.04 billion. The Adviser, the entity affiliated with the Adviser, and their permitted assignees may not engage in any transaction that would result in the effective economic disposition of the Class I shares.
Our Adviser also serves as investment adviser to Blue Owl Capital Corporation and Blue Owl Capital Corporation II.

Blue Owl consists of three product platforms: (1) Credit, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms and (3) Real Assets, which primarily focuses on the strategies of net lease real estate, real estate credit and digital infrastructure, which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. The direct lending strategy of Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OTCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which also are registered investment advisers. As of June 30, 2025, the Adviser and its affiliates had $145.47 billion of assets under management across Blue Owl’s Credit platform.
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

Our Investment Framework

Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and make debt and equity investments in, U.S. middle-market companies and is intended to generate favorable returns across credit cycles with an emphasis on preserving capital. Since our Adviser and its affiliates began investment activities in April 2016 through June 30, 2025, our Adviser and its affiliates have originated $164.01 billion aggregate principal amount of investments, of which $160.03 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle-market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. Except for our specialty financing portfolio investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder. We intend, under normal circumstances, to invest directly, or indirectly through our investments in OCIC SLF LLC (f/k/a Blue Owl Credit Income Senior Loan Fund) (“OCIC SLF”) and Blue Owl Credit SLF LLC (“Credit SLF”) or any similarly situated companies, at least 80% of the value of our total assets in credit investments. We define “credit” to mean debt investments made in exchange for regular interest payments.

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
We target portfolio companies where we can structure larger transactions that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio). As of June 30, 2025, our average investment size in each of our portfolio companies was approximately $89.6 million based on fair value. As of June 30, 2025, excluding the investment in OCIC SLF, Credit SLF and certain investments that fall outside our typical borrower profile, our portfolio companies representing 93.5% of our total debt portfolio based on fair value, had weighted average annual revenue of $1.20 billion, weighted average annual EBITDA of $291.7 million, an average interest coverage of 2.0x and an average net loan-to-value of 39.6%.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2025, 98.7% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Portfolio and Investment Activity

As of June 30, 2025, based on fair value, our portfolio consisted of 88.6% first lien senior secured debt investments (of which 38.4% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 4.7% second-lien senior secured debt investments, 1.4% unsecured debt investments, 1.0% joint ventures, 1.5% preferred equity investments, and 2.8% common equity investments.

As of June 30, 2025, our weighted average total yield of the portfolio at fair value and amortized cost was 9.7% and 9.6%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 9.8% and 9.7%, respectively. Refer to our weighted average yields and interest rates table for more information on our calculation of weighted average yields. As of June 30, 2025, the weighted average spread of total debt investments was 5.0%.

As of June 30, 2025 we had investments in 357 portfolio companies with an aggregate fair value of $32.00 billion. As of June 30, 2025, we had net leverage of 0.82x debt-to-equity and we target net leverage of 0.90x-1.25x debt-to-equity.

The current lending environment is challenging as the potential impact from recent trade and economic policies, including those related to tariffs, impacted investor expectations regarding economic growth which resulted in increased uncertainty. Merger and acquisition activity remains below historical averages and refinancing activity has slowed. However, our platform continues to find attractive investment opportunities for deployment, predominantly in first lien originations. In addition, deal activity remains subdued and a large portion of our originations across the platform this quarter were deployed into existing borrowers.

Currently, the economic outlook is uncertain and stocks and public fixed income markets have been volatile; however, the credit quality of our portfolio has been consistent. We continue to focus on investing in upper middle-market businesses in non-cyclical industries we view as recession resistant and that we are familiar with, including defensive service-oriented sectors that provide intangible products such as healthcare, business services, financial services or software. These companies have reduced reliance on manufactured goods or commodities which minimizes direct tariff impacts.

Blue Owl serves as the lead, co-lead or administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers have a weighted average EBITDA of $291.7 million and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl’s direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1.00 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection and provide customized flexible solutions. The average hold size of Blue Owl’s direct lending strategy’s new investments is approximately $350.0 million (up from approximately $200.0 million in 2021) and average total new deal size is $1.00 billion (up from approximately $600.0 million in 2021).

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
We intend to leverage the expanding role that private lenders are being asked to play in the broader credit markets to evaluate cross-platform opportunities including strategic equity and accretive joint venture investments that have cash flow and credit profiled that provide consistent income. We formed Blue Owl Leasing LLC, a cross-platform joint venture intended to invest in equipment leases and in the future we may invest through other cross-platform investment vehicles. See “Joint Ventures.”
Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended June 30,
($ in thousands)	2025	2024
New investment commitments
Gross originations	$5,035,305	$7,624,476
Less: Sell downs	—	(6,303)
Total new investment commitments	$5,035,305	$7,618,173
Principal amount of new investments funded:
First-lien senior secured debt investments	$3,378,564	$5,736,939
Second-lien senior secured debt investments	799,564	120,976
Unsecured debt investments	—	169,117
Joint ventures	20,419	8,750
Preferred equity investments	26,297	1,126
Common equity investments	93,843	26,470
Total principal amount of new investments funded	$4,318,687	$6,063,378

Drawdowns (Repayments) on revolvers and delayed draw term loans, net	$406,206

Principal amount of investments sold or repaid:
First-lien senior secured debt investments(1)	$(2,138,465)	$(2,455,822)
Second-lien senior secured debt investments	(61,836)	(78,877)
Unsecured debt investments	(29,854)	—
Joint ventures	—	—

	For the Three Months Ended June 30,
($ in thousands)	2025	2024
Preferred equity investments	(6,393)	(151,063)
Common equity investments	(18,414)	—
Total principal amount of investments sold or repaid	$(2,254,962)	$(2,685,762)
Number of new investment commitments in new portfolio companies(2)	27	36
Average new investment commitment amount in new portfolio companies	102,292	91,635
Weighted average term for new investment commitments (in years)	6.1	6.4
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	—%	—%
Weighted average interest rate of new debt investment commitments(3)	9.3%	10.1%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	5.0%	4.8%

(1)Includes scheduled paydowns.
(2)Number of new investment commitments represents commitments to a particular portfolio company.
(3)For the three months ended June 30, 2025 and 2024, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.29% and 5.32%, respectively.

Investments at fair value and amortized cost consisted of the below as of the following periods:

	June 30, 2025			December 31, 2024
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$28,459,905	$28,361,820	(5)	$23,703,828	$23,665,142	(6)
Second-lien senior secured debt investments	1,553,566	1,510,504		802,519	767,392
Unsecured debt investments	437,355	452,014		447,930	440,633
Preferred equity investments(2)	475,230	474,211		367,924	364,672
Common equity investments(3)	772,423	888,069		742,386	825,152
Joint ventures(4)	340,728	317,536		319,078	315,903
Total Investments	$32,039,207	$32,004,154		$26,383,665	$26,378,894

(1)Includes debt investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing DAC.
(3)Includes equity investments in Amergin AssetCo, Fifth Season and LSI Financing LLC.
(4)Includes equity investments in OCIC SLF and Credit SLF.
(5)38.4% of which we consider unitranche loans.
(6)38.5% of which we consider unitranche loans.

The table below describes investments by industry composition based on fair value as of the following periods:

	June 30, 2025	December 31, 2024
Advertising and media	1.5%	1.8%
Aerospace and defense	0.7	0.8
Asset based lending and fund finance(1)	1.1	1.1
Automotive services	0.6	0.7
Automotive aftermarket	0.1	0.1
Buildings and real estate	2.3	2.6
Business services	5.4	6.0
Chemicals	2.4	2.9
Consumer products	1.9	1.5
Containers and packaging	3.0	2.4
Distribution	3.0	2.3
Education	0.9	0.9

	June 30, 2025	December 31, 2024
Energy equipment and services	0.3	0.3
Financial services	5.4	5.1
Food and beverage	5.2	6.3
Healthcare equipment and services	7.1	6.0
Healthcare providers and services	13.3	12.0
Healthcare technology	6.0	5.7
Household products	1.1	1.3
Human resource support services	0.6	0.8
Infrastructure and environmental services	1.4	1.5
Insurance(2)	10.0	9.4
Internet software and services	10.3	11.6
Joint ventures(3)	1.0	1.2
Leisure and entertainment	2.6	3.0
Manufacturing	3.0	3.5
Pharmaceuticals(4)	1.3	1.1
Professional services	4.1	4.6
Specialty retail	1.4	1.8
Telecommunications	2.4	1.1
Transportation	0.6	0.6
Total	100.0%	100.0%

(1)Includes investment in Amergin AssetCo.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investments in OCIC SLF and Credit SLF.
(4)Includes equity investments in LSI Financing DAC and LSI Financing LLC.

The table below describes investments by geographic composition based on fair value as of the following periods:

	June 30, 2025	December 31, 2024
United States:
Midwest	19.8%	20.6%
Northeast	21.7	20.1
South	31.7	32.7
West	17.4	16.2
International	9.4	10.4
Total	100.0%	100.0%

The table below describes the weighted average yields and interest rates of our investments based on fair value as of the following periods:

	June 30, 2025	December 31, 2024
Weighted average total yield of portfolio(1)	9.7%	9.9%
Weighted average total yield of debt and income producing securities(1)	9.8%	10.0%
Weighted average interest rate of debt securities	9.3%	9.7%
Weighted average spread over base rate of all floating rate investments	5.0%	5.2%

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
The following table shows the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	June 30, 2025		December 31, 2024
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$2,206,304	6.9%	$1,507,477	5.7%
2	28,331,770	88.5	23,692,115	89.8
3	1,437,952	4.5	1,147,787	4.4
4	5,427	—	—	—
5	22,701	0.1	31,515	0.1
Total	$32,004,154	100.0%	$26,378,894	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of the following periods:

	June 30, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$30,373,214	99.7%	$24,911,661	99.8%
Non-accrual	77,612	0.3	42,616	0.2
Total	$30,450,826	100.0%	$24,954,277	100.0%

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

Specialty Financing Portfolio Companies

Amergin

Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management, LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of June 30, 2025, our commitment to Amergin AssetCo is $227.6 million, of which $114.3 million is equity and $113.3 million is debt. As of June 30, 2025, the fair value of our investment in Amergin AssetCo was $189.6 million. As of June 30, 2025, the fair value of our investment in Amergin Asset Management, LLC was $2.2 million. We do not consolidate our equity interest in Amergin AssetCo or Amergin Asset Management, LLC.

Fifth Season Investments LLC

Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity commitment to Fifth Season. As of June 30, 2025, the fair value of our investment in Fifth Season was $292.6 million. We do not consolidate our equity interest in Fifth Season.

LSI Financing 1 DAC

LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial equity commitment to LSI Financing DAC. As of June 30, 2025, fair value of our investment in LSI Financing DAC is $3.8 million. We do not consolidate our equity interest in LSI Financing DAC.

LSI Financing LLC

LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by us pursuant to the Investment Advisory Agreement equal to our pro rata amount of such consulting fee. On November 25, 2024, we made an initial equity commitment to LSI Financing LLC. As of June 30, 2025, the fair value of our investment in LSI Financing LLC is $261.8 million and our total commitment is $372.9 million. We do not consolidate our equity interest in LSI Financing LLC.
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

Refer to Exhibit 99.2 for the Credit SLF's Supplemental Financial Information.
Blue Owl Leasing LLC
On June 30, 2025, Blue Owl Leasing LLC (“Blue Owl Leasing”) was formed as a joint venture between us, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Technology Finance Corp., Blue Owl Technology Income Corp., two Blue Owl managed alternative credit funds, (Blue Owl Alternative Credit Fund and Blue Owl Asset Leasing Fund) and California State Teachers Retirement System (each a “Blue Owl Leasing Member” and collectively, the “Blue Owl Leasing Members”). The Blue Owl Leasing Members co-manage Blue Owl Leasing. Blue Owl Leasing’s principal purpose is to make investments in financing leases. Blue Owl Leasing is managed by the Blue Owl Leasing Members and investment decisions must be unanimous. Our investment in Blue Owl Leasing is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our non-controlling interest in Blue Owl Leasing. As of June 30, 2025, Blue Owl Leasing had not made any investments.

Results of Operations

The following table represents the operating results for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Total Investment Income	$782,098	$626,043	$1,489,348	$1,154,200
Less: Operating Expenses	383,985	279,762	722,289	532,994
Net Investment Income (Loss) Before Taxes	398,113	346,281	767,059	621,206
Less: Income taxes, including excise taxes	341	2,464	561	3,263
Net Investment Income (Loss) After Taxes	397,772	343,817	766,498	617,943
Net change in unrealized gain (loss)	(43,148)	(24,310)	(96,261)	(22,695)
Net realized gain (loss)	13,560	(1,117)	(50,320)	(4,488)
Net Increase (Decrease) in Net Assets Resulting from Operations	$368,184	$318,390	$619,917	$590,760
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the three and six months ended June 30, 2025, our net asset value per share decreased, primarily driven by a net change in unrealized depreciation of the fair value of our investments, net realized losses and dividends paid in excess of earnings. For the three and six months ended June 30, 2024, our net asset value per share increased, primarily driven by earnings in excess of dividends paid.
Investment Income

The following table represents investment income for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Investment income
Interest income	$701,560	$547,886	$1,332,379	$1,009,938
PIK interest income	32,237	31,284	60,999	58,846
Dividend income	20,935	24,635	47,431	40,476
PIK dividend income	14,341	14,767	27,685	32,018
Other income	13,025	7,471	20,854	12,922
Total Investment Income	$782,098	$626,043	$1,489,348	$1,154,200

For the Three Months ended June 30, 2025 and 2024

Investment income increased to $782.1 million for the three months ended June 30, 2025 from $626.0 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $21.14 billion as of June 30, 2024 to $30.80 billion as of June 30, 2025. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Income generated from these fees decreased to $15.5 million for the three months ended June 30, 2025 from $44.4 million million for the three months ended June 30, 2024 due to slower refinancing activity. For the three months ended June 30, 2025, PIK interest and PIK dividend income earned was $32.2 million and $14.4 million, respectively. PIK interest and PIK dividend income represented approximately 4.1% and 1.8% of total investment income for the three months ended June 30, 2025, respectively. For the three months ended June 30, 2024, PIK interest and PIK dividend income earned was $31.3 million and $14.8 million, respectively. PIK interest and PIK dividend income represented approximately 5.0% and 2.4% of total investment income for the three months ended June 30, 2024, respectively. Other income increased period-over-period due to an increase in unfunded investment commitment fees and incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing or as a result of episodic amendments made to the terms of our existing debt investments. Included in investment income is dividend income which includes income earned from our controlled, affiliated and non-controlled, affiliated equity investments. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

For the Six Months ended June 30, 2025 and 2024

Investment income increased to $1.49 billion for the six months ended June 30, 2025 from $1.15 billion for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $21.14 billion as of June 30, 2024 to $30.80 billion as of June 30, 2025. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Income generated from these fees decreased to $31.2 million for the six months ended June 30, 2025 from $57.6 million for the six months ended June 30, 2024 due to slower refinancing activity. For the six months ended June 30, 2025, PIK interest and PIK dividend income earned was $60.9 million and $27.8 million, respectively. PIK interest and PIK dividend income represented approximately 4.1% and 1.9% of total investment income for the six months ended June 30, 2025, respectively. For the six months ended June 30, 2024, PIK interest and PIK dividend income earned was $58.8 million and $32.1 million, respectively. PIK interest and PIK dividend income represented approximately 5.1% and 2.8% of total investment income for the six months ended June 30, 2024, respectively. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing or as a result of episodic amendments made to the terms of our existing debt investments. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Expenses

The following table represents expenses for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Offering costs	$1,580	$1,443	$3,542	$2,694
Interest expense	249,963	182,950	466,523	352,366
Management fees	51,511	32,969	97,908	61,488
Performance based incentive fees	56,824	45,485	109,499	84,395
Professional fees	7,258	5,085	12,854	10,701
Directors’ fees	320	320	640	646
Shareholder servicing fees	12,532	8,607	23,940	16,019
Other general and administrative	3,997	2,903	7,383	4,685
Total operating expenses	$383,985	$279,762	$722,289	$532,994

For the Three Months Ended June 30, 2025 and 2024

Total operating expenses increased to $384.0 million for the three months ended June 30, 2025 from $279.8 million for the same period prior year primarily due to increases in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in the net asset value of the fund. The increase in incentive fees was due to higher pre-incentive fee net investment income earned during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase in interest expense was driven by an increase in average daily borrowings to $14.04 billion from $9.06 billion period over period, partially offset by a decrease in the average interest rate to 6.6% from 7.7% period over period. As a percentage of total assets, offering costs, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

For the Six Months Ended June 30, 2025 and 2024

Total operating expenses increased to $722.3 million for the six months ended June 30, 2025 from $533.0 million for the same period prior year primarily due to increases in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in the net asset value of the fund. The increase in incentive fees was due to higher pre-incentive fee net investment income earned during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in interest expense was driven by an increase in average daily borrowings to $13.27 billion from $8.66 billion period over period, partially offset by a decrease in the average interest rate to 6.7% from 7.6% period over period. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

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

For the three and six months ended June 30, 2025, we recorded U.S. federal excise tax of $0.6 million and $0.8 million, respectively. For the three and six months ended June 30, 2024, we recorded U.S. federal excise tax of $2.5 million and $3.3 million, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2025, we recorded a net tax expense/(benefit) of approximately $(216) thousand and $(207) thousand, respectively, for taxable subsidiaries. For the three and six months ended June 30, 2024, we recorded a net tax expense/(benefit) of approximately $(1) thousand and $(10) thousand, respectively, for taxable subsidiaries.

We recorded a net deferred tax liability of $1.7 million and liability of $915 thousand as of June 30, 2025 and December 31, 2024, respectively, for taxable subsidiaries, which is primarily related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests.

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

Net Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The below table represents the net unrealized gains (losses) on our investment portfolio for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(54,241)	$(28,617)	$(108,694)	$(32,688)
Non-controlled, affiliated investments	(289)	1,391	(371)	2,734
Controlled, affiliated investments	15,195	2,334	8,920	6,960
Translation of assets and liabilities in foreign currencies	(2,578)	582	4,950	291
Income tax (provision) benefit	(1,235)	—	(1,066)	8
Net change in unrealized gain (loss)	$(43,148)	$(24,310)	$(96,261)	$(22,695)
For the Three Months ended June 30, 2025 and 2024

For the three months ended June 30, 2025, the net unrealized loss was primarily driven by decreases in the fair value of certain debt investments, partially offset by increases in the fair value of certain equity investments and credit spreads tightening across the broader markets. As of June 30, 2025, the fair value of our debt investments as a percentage of principal was 98.5%, as compared to 98.6% as of March 31, 2025.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended June 30, 2025 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Notorious Topco, LLC (dba Beauty Industry Group)	$(30.1)
Physician Partners, LLC	(20.2)
PCF Holdco, LLC (dba PCF Insurance Services)	(11.3)
EOS Finco S.A.R.L	(10.3)
AAM Series 2.1 Aviation Feeder, LLC(1)	7.9
Aramsco, Inc.	(6.4)
Conair Holdings LLC	(5.9)
Fifth Season Investments LLC(1)	5.2
Power Stop, LLC	(5.1)
Covetrus, Inc.	(4.5)
Remaining portfolio companies	41.4
Total	$(39.3)

(1)Portfolio company is a controlled, affiliated investment.

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

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended June 30, 2024 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Physician Partners, LLC	$(33.3)
Fifth Season Investments LLC(1)	16.6
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(1)	(9.5)
EOS Finco S.A.R.L	(8.1)
Rushmore Investment III LLC (dba Winland Foods)	7.1
Asurion, LLC	(5.9)
Ivanti Software, Inc.	(5.2)
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)	(4.5)
Associations, Inc.	(4.3)
Fiesta Purchaser, Inc. (dba Shearer's Foods)	4.1
Remaining portfolio companies	18.1
Total	$(24.9)

(1)Portfolio company is a controlled, affiliated investment.
For the six months ended June 30, 2025, the net unrealized loss was primarily driven by decreases in the fair value of certain debt investments, partially offset by reversals of prior period unrealized losses that were realized during the period in connection with restructurings. As of June 30, 2025, the fair value of our debt investments as a percentage of principal was 98.5%, as compared to 98.9% as of December 31, 2024.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the six months ended June 30, 2025 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Notorious Topco, LLC (dba Beauty Industry Group)	$(44.5)
EOS Finco S.A.R.L	(27.3)
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(1)	(19.8)
Physician Partners, LLC	19.3
AAM Series 2.1 Aviation Feeder, LLC(1)	16.9
PCF Holdco, LLC (dba PCF Insurance Services)	(13.7)
Ivanti Software, Inc.	11.8
Conair Holdings LLC	(7.6)
KWOR Acquisition, Inc. (dba Alacrity Solutions)	7.5
LSI Financing LLC(1)	6.5
Remaining portfolio companies	(49.2)
Total	$(100.1)

(1)Portfolio company is a controlled, affiliated investment.
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

The ten largest contributors to the change in net unrealized gain (loss) on investments during the six months ended June 30, 2024 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Fifth Season Investments LLC(1)	$9.2
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(1)	(6.8)
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)	(6.4)
Asurion, LLC	6.3
Ivanti Software, Inc.	(6.1)
Rushmore Investment III LLC (dba Winland Foods)	5.3
Associations, Inc.	(5.0)
Pediatric Associates Holding Company, LLC	4.8
Physician Partners, LLC	(4.6)
Covetrus, Inc.	(4.1)
Remaining portfolio companies	(15.6)
Total	$(23.0)

(1)Portfolio company is a controlled, affiliated investment.

Net Realized Gains (Losses)

The table below represents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Net realized gain (loss):
Non-controlled, non-affiliated investments	$8,319	$(14)	$(49,546)	$(3,434)
Translation of assets and liabilities in foreign currencies	5,241	(1,103)	(774)	(1,054)
Net realized gain (loss)	$13,560	$(1,117)	$(50,320)	$(4,488)
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
As of June 30, 2025 and December 31, 2024, our asset coverage ratios were 215% and 209%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of June 30, 2025, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2025 we had $1.95 billion available under our credit facilities.
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
As of June 30, 2025, we had $0.54 billion in cash. During the six months ended June 30, 2025, we used $4.90 billion in cash for operating activities, primarily as a result of funding portfolio investments of $8.42 billion, partially offset by sales and repayments of portfolio investments of $2.85 billion and other operating activities of $0.67 billion. Lastly, cash provided by financing activities was $4.43 billion during the period, which was the result of proceeds from the issuance of shares of $3.50 billion, partially offset by $0.44 billion of distributions paid, share repurchases of $0.40 billion and net borrowings on our credit facilities, net of debt issuance and deferred offering costs, of $1.77 billion.

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
The below tables summarize transactions with respect to shares of our common stock during the following periods:

	For the Three Months Ended June 30, 2025
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	51,688,712	$492,582	1,517,635	$14,350	101,484,029	$960,146	154,690,376	$1,467,078
Shares/gross proceeds from the private placements	—	—	—	—	11,478,190	108,615	11,478,190	108,615
Share Transfers between classes(1)	(1,175,154)	(11,105)	(140,367)	(1,329)	1,311,848	12,434	(3,673)	—
Reinvestment of distributions	6,588,253	62,172	472,436	4,463	12,283,947	116,250	19,344,636	182,885
Repurchased shares	(11,418,472)	(107,562)	(2,032,236)	(19,164)	(35,711,561)	(337,475)	(49,162,269)	(464,201)
Total shares/gross proceeds	45,683,339	436,087	(182,532)	(1,680)	90,846,453	859,970	136,347,260	1,294,377
Sales load	—	(4,820)	—	(1)	—	—	—	(4,821)
Total shares/net proceeds	45,683,339	$431,267	(182,532)	$(1,681)	90,846,453	$859,970	136,347,260	$1,289,556

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

	For the Six Months Ended June 30, 2025
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	108,481,998	$1,038,294	7,457,584	$71,457	206,382,830	$1,962,936	322,322,412	$3,072,687
Shares/gross proceeds from the private placements	—	—	—	—	45,593,805	434,252	45,593,805	434,252
Share Transfers between classes(1)	(3,545,454)	(33,695)	(137,634)	(1,305)	3,671,997	35,000	(11,091)	—
Reinvestment of distributions	12,419,785	117,752	898,923	8,532	23,347,287	222,026	36,665,995	348,310
Repurchased shares	(17,073,676)	(161,060)	(2,234,098)	(21,076)	(51,363,763)	(486,014)	(70,671,537)	(668,150)
Total shares/gross proceeds	100,282,653	961,291	5,984,775	57,608	227,632,156	2,168,200	333,899,584	3,187,099
Sales load	—	(9,394)	—	(431)	—	—	—	(9,825)
Total shares/net proceeds	100,282,653	$951,897	5,984,775	$57,177	227,632,156	$2,168,200	333,899,584	$3,177,274

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

	For the Six Months Ended June 30, 2024
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	105,209,807	$1,009,171	8,607,025	$81,990	181,875,291	$1,733,519	295,692,123	$2,824,680
Shares/gross proceeds from the private placements	—	—	—	—	16,006,501	152,505	16,006,501	152,505
Share Transfers between classes(1)	(246,918)	(2,357)	(35,690,399)	(338,702)	35,899,156	341,059	(38,161)	—
Reinvestment of distributions	7,471,343	71,026	885,400	8,419	14,291,775	136,213	22,648,518	215,658
Repurchased shares	(8,862,695)	(84,355)	(3,143,708)	(29,912)	(18,827,293)	(179,731)	(30,833,696)	(293,998)
Total shares/gross proceeds	103,571,537	993,485	(29,341,682)	(278,205)	229,245,430	2,183,565	303,475,285	2,898,845
Sales load	—	(8,725)	—	(101)	—	—	—	(8,826)
Total shares/net proceeds	103,571,537	$984,760	(29,341,682)	$(278,306)	229,245,430	$2,183,565	303,475,285	$2,890,019

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

The changes to our offering price per share since the commencement of our initial continuous public offering and associated effective dates of such changes were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

March 1, 2021	$9.26	$0.32	$9.58
April 1, 2021	$9.26	$0.32	$9.58
May 1, 2021	$9.26	$0.32	$9.58
June 1, 2021	$9.28	$0.32	$9.60
July 1, 2021	$9.30	$0.33	$9.63
August 1, 2021	$9.30	$0.33	$9.63
September 1, 2021	$9.30	$0.33	$9.63
October 1, 2021	$9.31	$0.33	$9.64
November 1, 2021	$9.32	$0.33	$9.65
December 1, 2021	$9.31	$0.33	$9.64
January 1, 2022	$9.33	$0.33	$9.66
February 1, 2022	$9.33	$0.33	$9.66
March 1, 2022	$9.27	$0.32	$9.59
April 1, 2022	$9.24	$0.32	$9.56
May 1, 2022	$9.23	$0.32	$9.55
June 1, 2022	$9.02	$0.32	$9.34
July 1, 2022	$8.84	$0.31	$9.15
August 1, 2022	$9.02	$0.32	$9.34
September 1, 2022	$9.09	$0.32	$9.41

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

October 1, 2022	$8.99	$0.31	$9.30
November 1, 2022	$9.00	$0.32	$9.32
December 1, 2022	$9.05	$0.32	$9.37
January 1, 2023	$9.06	$0.32	$9.38
February 1, 2023	$9.24	$0.32	$9.56
March 1, 2023	$9.23	$0.32	$9.55
April 1, 2023	$9.21	$0.32	$9.53
May 1, 2023	$9.21	$0.32	$9.53
June 1, 2023	$9.18	$0.32	$9.50
July 1, 2023	$9.28	$0.32	$9.60
August 1, 2023	$9.33	$0.33	$9.66
September 1, 2023	$9.37	$0.33	$9.70
October 1, 2023	$9.40	$0.33	$9.73
November 1, 2023	$9.36	$0.33	$9.69
December 1, 2023	$9.42	$0.33	$9.75
January 1, 2024	$9.48	$0.33	$9.81
February 1, 2024	$9.49	$0.33	$9.82
March 1, 2024	$9.49	$0.33	$9.82
April 1, 2024	$9.50	$0.33	$9.83
May 1, 2024	$9.51	$0.33	$9.84
June 1, 2024	$9.57	$0.33	$9.90
July 1, 2024	$9.53	$0.33	$9.86
August 1, 2024	$9.55	$0.33	$9.88
September 1, 2024	$9.56	$0.33	$9.89
October 1, 2024	$9.55	$0.33	$9.88
November 1, 2024	$9.55	$0.33	$9.88
December 1, 2024	$9.55	$0.33	$9.88
January 1, 2025	$9.54	$0.33	$9.87
February 1, 2025	$9.54	$0.33	$9.87
March 1, 2025	$9.51	$0.33	$9.84
April 1, 2025	$9.46	$0.33	$9.79
May 1, 2025	$9.40	$0.33	$9.73
June 1, 2025	$9.44	$0.33	$9.77

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

March 1, 2021	$9.26	$0.14	$9.40
April 1, 2021	$9.26	$0.14	$9.40
May 1, 2021	$9.25	$0.14	$9.39
June 1, 2021	$9.27	$0.14	$9.41
July 1, 2021	$9.29	$0.14	$9.43
August 1, 2021	$9.29	$0.14	$9.43
September 1, 2021	$9.29	$0.14	$9.43
October 1, 2021	$9.31	$0.14	$9.45
November 1, 2021	$9.32	$0.14	$9.46
December 1, 2021	$9.31	$0.14	$9.45
January 1, 2022	$9.34	$0.14	$9.48
February 1, 2022	$9.33	$0.14	$9.47
March 1, 2022	$9.27	$0.14	$9.41
April 1, 2022	$9.25	$0.14	$9.39

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

May 1, 2022	$9.24	$0.14	$9.38
June 1, 2022	$9.04	$0.14	$9.18
July 1, 2022	$8.86	$0.13	$8.99
August 1, 2022	$9.04	$0.14	$9.18
September 1, 2022	$9.09	$0.14	$9.23
October 1, 2022	$9.00	$0.14	$9.14
November 1, 2022	$9.01	$0.14	$9.15
December 1, 2022	$9.05	$0.14	$9.19
January 1, 2023	$9.07	$0.14	$9.21
February 1, 2023	$9.25	$0.14	$9.39
March 1, 2023	$9.24	$0.14	$9.38
April 1, 2023	$9.22	$0.14	$9.36
May 1, 2023	$9.22	$0.14	$9.36
June 1, 2023	$9.19	$0.14	$9.33
July 1, 2023	$9.29	$0.14	$9.43
August 1, 2023	$9.34	$0.14	$9.48
September 1, 2023	$9.38	$0.14	$9.52
October 1, 2023	$9.41	$0.14	$9.55
November 1, 2023	$9.37	$0.14	$9.51
December 1, 2023	$9.43	$0.14	$9.57
January 1, 2024	$9.49	$0.14	$9.63
February 1, 2024	$9.50	$0.14	$9.64
March 1, 2024	$9.50	$0.14	$9.64
April 1, 2024	$9.51	$0.14	$9.65
May 1, 2024	$9.52	$0.14	$9.66
June 1, 2024	$9.58	$0.14	$9.72
July 1, 2024	$9.55	$0.14	$9.69
August 1, 2024	$9.56	$0.14	$9.70
September 1, 2024	$9.57	$0.14	$9.71
October 1, 2024	$9.56	$0.14	$9.70
November 1, 2024	$9.56	$0.14	$9.70
December 1, 2024	$9.56	$0.14	$9.70
January 1, 2025	$9.55	$0.14	$9.69
February 1, 2025	$9.55	$0.14	$9.69
March 1, 2025	$9.52	$0.14	$9.66
April 1, 2025	$9.47	$0.14	$9.61
May 1, 2025	$9.41	$0.14	$9.55
June 1, 2025	$9.45	$0.14	$9.59

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

Initial Offering Price	$10.00	$—	$10.00
March 1, 2021	$9.26	$—	$9.26
April 1, 2021	$9.26	$—	$9.26
May 1, 2021	$9.26	$—	$9.26
June 1, 2021	$9.28	$—	$9.28
July 1, 2021	$9.30	$—	$9.30
August 1, 2021	$9.30	$—	$9.30
September 1, 2021	$9.30	$—	$9.30
October 1, 2021	$9.32	$—	$9.32

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

November 1, 2021	$9.32	$—	$9.32
December 1, 2021	$9.31	$—	$9.31
January 1, 2022	$9.34	$—	$9.34
February 1, 2022	$9.34	$—	$9.34
March 1, 2022	$9.28	$—	$9.28
April 1, 2022	$9.26	$—	$9.26
May 1, 2022	$9.25	$—	$9.25
June 1, 2022	$9.05	$—	$9.05
July 1, 2022	$8.88	$—	$8.88
August 1, 2022	$9.06	$—	$9.06
September 1, 2022	$9.11	$—	$9.11
October 1, 2022	$9.01	$—	$9.01
November 1, 2022	$9.02	$—	$9.02
December 1, 2022	$9.07	$—	$9.07
January 1, 2023	$9.08	$—	$9.08
February 1, 2023	$9.26	$—	$9.26
March 1, 2023	$9.26	$—	$9.26
April 1, 2023	$9.24	$—	$9.24
May 1, 2023	$9.24	$—	$9.24
June 1, 2023	$9.21	$—	$9.21
July 1, 2023	$9.31	$—	$9.31
August 1, 2023	$9.36	$—	$9.36
September 1, 2023	$9.39	$—	$9.39
October 1, 2023	$9.43	$—	$9.43
November 1, 2023	$9.38	$—	$9.38
December 1, 2023	$9.45	$—	$9.45
January 1, 2024	$9.50	$—	$9.50
February 1, 2024	$9.51	$—	$9.51
March 1, 2024	$9.52	$—	$9.52
April 1, 2024	$9.53	$—	$9.53
May 1, 2024	$9.53	$—	$9.53
June 1, 2024	$9.59	$—	$9.59
July 1, 2024	$9.56	$—	$9.56
August 1, 2024	$9.58	$—	$9.58
September 1, 2024	$9.58	$—	$9.58
October 1, 2024	$9.57	$—	$9.57
November 1, 2024	$9.58	$—	$9.58
December 1, 2024	$9.57	$—	$9.57
January 1, 2025	$9.57	$—	$9.57
February 1, 2025	$9.57	$—	$9.57
March 1, 2025	$9.54	$—	$9.54
April 1, 2025	$9.49	$—	$9.49
May 1, 2025	$9.42	$—	$9.42
June 1, 2025	$9.47	$—	$9.47

Distributions
The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were recorded during the following periods:

	For the Six Months Ended June 30, 2025
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 5, 2024	January 31, 2025	February 25, 2025	$0.07010	$33,890	$3,499	$69,929
February 18, 2025	February 28, 2025	March 25, 2025	0.07010	35,308	3,794	72,626
February 18, 2025	March 31, 2025	April 24, 2025	0.10280	54,669	5,767	111,979
February 18, 2025	April 30, 2025	May 23, 2025	0.07010	37,635	3,966	79,647
May 6, 2025	May 30, 2025	June 25, 2025	0.07010	38,551	3,988	82,474
May 6, 2025	June 30, 2025	July 24, 2025	0.10280	59,206	5,749	121,070
		Total	$0.48600	$259,259	$26,763	$537,725

(1)Distributions per share are gross of shareholder servicing fees.
(2)Distribution amounts are net of shareholder servicing fees.

	For the Six Months Ended June 30, 2024
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 20, 2023	January 31, 2024	February 23, 2024	$0.07010	$21,517	$2,829	$42,089
February 21, 2024	February 29, 2024	March 22, 2024	0.07010	22,651	2,984	44,196
February 21, 2024	March 29, 2024	April 23, 2024	0.10280	35,655	4,144	67,452
February 21, 2024	April 30, 2024	May 22, 2024	0.07010	24,985	2,868	49,096
May 7, 2024	May 31, 2024	June 26, 2024	0.07010	26,216	3,105	51,937
May 7, 2024	June 28, 2024	July 24, 2024	0.10280	41,249	4,646	78,628
		Total	$0.48600	$172,273	$20,576	$333,398

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

	For the Six Months Ended June 30, 2025
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.45200	$766,498	93.1%
Distributions in excess of net investment income(3)	0.03400	57,249	6.9%
Total	$0.48600	$823,747	100.0%

(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to “ITEM 1. - Notes to Consolidated Financial Statements - Note 11. Financial Highlights” for amounts by share class.
(3)Represents the distributions in excess of net investment income for the current period. The Company has accumulated undistributed earnings as of June 30, 2025.

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

Offer Date	Class	Tender Offer Expiration	Tender Offer (in thousands)	Purchase Price per Share	Shares Repurchased

February 27, 2024	S	March 31, 2024	$33,826	$9.50	3,560,660
February 27, 2024	D	March 31, 2024	$26,354	$9.51	2,771,164
February 27, 2024	I	March 31, 2024	$81,994	$9.53	8,603,765
May 24, 2024	S	June 28, 2024	$50,529	$9.53	5,302,035
May 24, 2024	D	June 28, 2024	$3,558	$9.55	372,544
May 24, 2024	I	June 28, 2024	$97,737	$9.56	10,223,527
August 30, 2024	S	September 30, 2024	$46,534	$9.55	4,872,698
August 30, 2024	D	September 30, 2024	$2,153	$9.56	225,274
August 30, 2024	I	September 30, 2024	$102,943	$9.57	10,756,911
November 26, 2024	S	December 31, 2024	$54,850	$9.54	5,749,465
November 26, 2024	D	December 31, 2024	$8,863	$9.55	928,082
November 26, 2024	I	December 31, 2024	$129,643	$9.57	13,546,800
February 26, 2025	S	March 31, 2025	$53,498	$9.46	5,655,204
February 26, 2025	D	March 31, 2025	$1,912	$9.47	201,862
February 26, 2025	I	March 31, 2025	$148,539	$9.49	15,652,202
May 23, 2025	S	June 30, 2025	$107,562	$9.42	11,418,472
May 23, 2025	D	June 30, 2025	$19,164	$9.43	2,032,236
May 23, 2025	I	June 30, 2025	$337,475	$9.45	35,711,561

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of the following periods:

	June 30, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs (Premium)	Net Carrying Value
Revolving Credit Facility(2)(4)	$3,575,000	$1,915,307	$1,602,524	$(21,867)	$1,893,440
SPV Asset Facility I	450,000	274,000	37,720	(6,345)	267,655
SPV Asset Facility II	2,000,000	927,000	157,575	(20,180)	906,820
SPV Asset Facility III(2)	1,650,000	1,093,388	53,221	(16,080)	1,077,308
SPV Asset Facility IV	500,000	430,000	29,627	(5,604)	424,396
SPV Asset Facility V	750,000	450,000	28,326	(6,053)	443,947
SPV Asset Facility VI	750,000	380,000	13,799	(7,805)	372,195
SPV Asset Facility VII(2)	500,000	367,479	14,928	(3,043)	364,436
SPV Asset Facility VIII	1,000,000	400,000	16,791	(5,248)	394,752
CLO VIII	375,000	375,000	—	(2,140)	372,860
CLO XI	260,000	260,000	—	(1,545)	258,455
CLO XII	260,000	260,000	—	(1,656)	258,344
CLO XV	312,000	312,000	—	(2,630)	309,370
CLO XVI	420,000	420,000	—	(2,551)	417,449
CLO XVII	325,000	325,000	—	(2,698)	322,302
CLO XVIII	260,000	260,000	—	(1,780)	258,220
CLO XIX	260,000	260,000	—	(1,852)	258,148
September 2026 Notes	350,000	350,000	—	(2,055)	347,945
February 2027 Notes	500,000	500,000	—	(2,571)	497,429
September 2027 Notes(3)	600,000	600,000	—	(4,284)	601,564
AUD 2027 Notes(2)(3)	300,341	300,341	—	(2,263)	298,196
May 2028 Notes(3)	500,000	500,000	—	(7,793)	495,718
June 2028 Notes(3)	650,000	650,000	—	(6,949)	654,964
January 2029 Notes(3)	550,000	550,000	—	(10,143)	550,520
September 2029 Notes(3)	900,000	900,000	—	(7,727)	918,025
March 2030 Notes(3)	1,000,000	1,000,000	—	(19,731)	966,719
March 2031 Notes(3)	750,000	750,000	—	(18,226)	740,541
Total Debt	$19,747,341	$14,809,515	$1,954,511	$(190,819)	$14,671,718

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
(3)Net Carrying Value is inclusive of change in fair market value of effective hedge.
(4)The amount available is reduced by $57.2 million of outstanding letters of credit.

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
(3)Net Carrying Value is inclusive of change in fair market value of effective hedge.
(4)The amount available is reduced by $38.2 million of outstanding letters of credit.

The below table represents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Interest expense	$235,797	$175,699	$449,373	$334,208
Amortization of debt issuance costs	13,927	7,052	24,965	13,333
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items included in interest expense(1)	239	199	(7,815)	4,825
Total Interest Expense	$249,963	$182,950	$466,523	$352,366
Average interest rate	6.6%	7.7%	6.7%	7.6%
Average daily borrowings	$14,036,753	$9,055,379	$13,272,417	$8,655,316

(1)Refer to “ITEM 1. – FINANCIAL STATEMENTS – Notes to Consolidated Financial Statements – Note 5. Debt – September 2027, AUD 2027, May 2028, June 2028, January 2029, September 2029, March 2030, and March 2031 Notes” for details on the facilities’ interest rate swaps.

The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)

Promissory Note(5)
June 30, 2025 (unaudited)	$—	$—	—	N/A
December 31, 2024	$—	$—	—	N/A
December 31, 2023	$—	$—	—	N/A
December 31, 2022	$—	$—	—	N/A
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$10.0	$2,226.8	—	N/A
SPV Asset Facility I
June 30, 2025 (unaudited)	$274.0	$2,145.4	—	N/A
December 31, 2024	$300.0	$2,094.8	—	N/A
December 31, 2023	$475.0	$2,085.2	—	N/A
December 31, 2022	$440.4	$1,927.2	—	N/A
December 31, 2021	$301.3	$1,998.5	—	N/A
SPV Asset Facility II
June 30, 2025 (unaudited)	$927.0	$2,145.4	—	N/A
December 31, 2024	$920.0	$2,094.8	—	N/A
December 31, 2023	$1,718.0	$2,085.2	—	N/A
December 31, 2022	$1,538.0	$1,927.2	—	N/A
December 31, 2021	$446.0	$1,998.5	—	N/A
SPV Asset Facility III
June 30, 2025 (unaudited)	$1,093.4	$2,145.4	—	N/A
December 31, 2024	$971.9	$2,094.8	—	N/A
December 31, 2023	$522.0	$2,085.2	—	N/A
December 31, 2022	$555.0	$1,927.2	—	N/A
SPV Asset Facility IV
June 30, 2025 (unaudited)	$430.0	$2,145.4	—	N/A
December 31, 2024	$355.0	$2,094.8	—	N/A
December 31, 2023	$250.0	$2,085.2	—	N/A
December 31, 2022	$465.0	$1,927.2	—	N/A
SPV Asset Facility V
June 30, 2025 (unaudited)	$450.0	$2,145.4	—	N/A
December 31, 2024	$250.0	$2,094.8	—	N/A
December 31, 2023	$200.0	$2,085.2	—	N/A
SPV Asset Facility VI
June 30, 2025 (unaudited)	$380.0	$2,145.4	—	N/A
December 31, 2024	$350.0	$2,094.8	—	N/A
December 31, 2023	$160.0	$2,085.2	—	N/A
SPV Asset Facility VII
June 30, 2025 (unaudited)	$367.5	$2,145.4	—	N/A
December 31, 2024	$165.9	$2,094.8	—	N/A
SPV Asset Facility VIII
June 30, 2025 (unaudited)	$400.0	$2,145.4	—	N/A
December 31, 2024	$200.0	$2,094.8	—	N/A
CLO VIII
June 30, 2025 (unaudited)	$375.0	$2,145.4	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)

December 31, 2024	$290.0	$2,094.8	—	N/A
December 31, 2023	$290.0	$2,085.2	—	N/A
December 31, 2022	$290.0	$1,927.2	—	N/A
CLO XI
June 30, 2025 (unaudited)	$260.0	$2,145.4	—	N/A
December 31, 2024	$260.0	$2,094.8	—	N/A
December 31, 2023	$260.0	$2,085.2	—	N/A
CLO XII
June 30, 2025 (unaudited)	$260.0	$2,145.4	—	N/A
December 31, 2024	$260.0	$2,094.8	—	N/A
December 31, 2023	$260.0	$2,085.2	—	N/A
CLO XV
June 30, 2025 (unaudited)	$312.0	$2,145.4	—	N/A
December 31, 2024	$312.0	$2,094.8	—	N/A
CLO XVI
June 30, 2025 (unaudited)	$420.0	$2,145.4	—	N/A
December 31, 2024	$420.0	$2,094.8	—	N/A
CLO XVII
June 30, 2025 (unaudited)	$325.0	$2,145.4	—	N/A
December 31, 2024	$325.0	$2,094.8	—	N/A
CLO XVIII
June 30, 2025 (unaudited)	$260.0	$2,145.4	—	N/A
December 31, 2024	$260.0	$2,094.8	—	N/A
CLO XIX
June 30, 2025 (unaudited)	$260.0	$2,145.4	—	N/A
December 31, 2024	$260.0	$2,094.8	—	N/A
Revolving Credit Facility
June 30, 2025 (unaudited)	$1,915.3	$2,145.4	—	N/A
December 31, 2024	$1,335.0	$2,094.8	—	N/A
December 31, 2023	$628.1	$2,085.2	—	N/A
December 31, 2022	$302.3	$1,927.2	—	N/A
December 31, 2021	$451.2	$1,998.5	—	N/A
September 2026 Notes
June 30, 2025 (unaudited)	$350.0	$2,145.4	—	N/A
December 31, 2024	$350.0	$2,094.8	—	N/A
December 31, 2023	$350.0	$2,085.2	—	N/A
December 31, 2022	$350.0	$1,927.2	—	N/A
December 31, 2021	$350.0	$1,998.5	—	N/A
February 2027 Notes
June 30, 2025 (unaudited)	$500.0	$2,145.4	—	N/A
December 31, 2024	$500.0	$2,094.8	—	N/A
December 31, 2023	$500.0	$2,085.2	—	N/A
December 31, 2022	$500.0	$1,927.2	—	N/A
September 2027 Notes
June 30, 2025 (unaudited)	$600.0	$2,145.4	—	N/A
December 31, 2024	$600.0	$2,094.8	—	N/A
December 31, 2023	$600.0	$2,085.2	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)

December 31, 2022	$600.0	$1,927.2	—	N/A
AUD 2027 Notes
June 30, 2025 (unaudited)	$300.3	$2,145.4	—	N/A
December 31, 2024	$295.5	$2,094.8	—	N/A
May 2028 Notes
June 30, 2025 (unaudited)	$500.0	$2,145.4	—	N/A
June 2028 Notes
June 30, 2025 (unaudited)	$650.0	$2,145.4	—	N/A
December 31, 2024	$650.0	$2,094.8	—	N/A
December 31, 2023	$650.0	$2,085.2	—	N/A
March 2025 Notes
June 30, 2025 (unaudited)	$—	$—	—	N/A
December 31, 2024	$500.0	$2,094.8	—	N/A
December 31, 2023	$500.0	$2,085.2	—	N/A
December 31, 2022	$500.0	$1,927.2	—	N/A
January 2029 Notes
June 30, 2025 (unaudited)	$550.0	$2,145.4	—	N/A
December 31, 2024	$550.0	$2,094.8	—	N/A
December 31, 2023	$550.0	$2,085.2	—	N/A
September 2029 Notes
June 30, 2025 (unaudited)	$900.0	$2,145.4	—	N/A
December 31, 2024	$500.0	$2,094.8	—	N/A
March 2030 Notes
June 30, 2025 (unaudited)	$1,000.0	$2,145.4	—	N/A
December 31, 2024	$1,000.0	$2,094.8	—	N/A
March 2031 Notes
June 30, 2025 (unaudited)	$750.0	$2,145.4	—	N/A
December 31, 2024	$750.0	$2,094.8	—	N/A

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
Credit Facilities
Revolving Credit Facility
On August 11, 2022, we entered into an Amended and Restated Senior Secured Revolving Credit Agreement, as amended from time to time, (as amended from time to time, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto (each a “Revolving Credit Lender” and collectively, the “Revolving Credit Lenders”) and Sumitomo Mitsui Banking Corporation, as Administrative Agent. On October 18, 2024 (the “Revolving Credit Facility Third Amendment Date”), the Revolving Credit Facility was amended to extend the availability period and maturity date, increase the total facility amount and make various other changes. The following describes the terms of the Revolving Credit Facility as modified through June 27, 2025.

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
The Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $3.58 billion, which is comprised of (a) a term loan in a principal amount of $150.0 million and (b) subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $3.43 billion (the revolving credit facility increased from $3.15 billion to $3.30 billion on May 27, 2025 and increased from $3.30 billion to $3.43 billion on June 27, 2025). The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $4.60 billion through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
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
We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility in U.S. dollars bear interest at term SOFR plus any applicable credit adjustment spread plus margin of 1.875% per annum, or the alternative base rate plus margin of 0.875% per annum. With respect to loans denominated in U.S. dollars, we may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at our option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 1.875% per annum. Beginning on and after the Revolving Credit Facility Third Amendment Date, we also pay a fee of 0.350% on undrawn amounts under the Revolving Credit Facility.
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
SPV Asset Facility I
On September 16, 2021 (the “SPV Asset Facility I Closing Date”), Core Income Funding I LLC (“Core Income Funding I”), a Delaware limited liability company and newly formed wholly-owned subsidiary of ours entered into a Credit Agreement (the “SPV Asset Facility I”), with Core Income Funding I, as borrower, the lenders from time to time parties thereto (the “SPV Asset Facility I Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company as Collateral Agent, Collateral Administrator, Custodian and Document Custodian. The parties to the SPV Asset Facility I have entered into various amendments, including to decrease the amount available under the facility, replace the Collateral Custodian, extend the termination date and maturity date, and make various other changes. The following describes the terms of the SPV Asset Facility I as amended through May 15, 2025 (the “SPV Asset Facility I Third Amendment Date”).
The maximum principal amount of the Credit Facility is $450.0 million (decreased from $525.0 million on the SPV Asset Facility I Third Amendment date); the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of Core Income Funding I’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
The SPV Asset Facility I provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility I through May 15, 2028 unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility I (the “SPV Asset Facility I Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility I will mature on May 15, 2036 (the “SPV Asset Facility I Stated Maturity”). Prior to the SPV Asset Facility I Stated Maturity, proceeds received by Core Income Funding I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility I Stated Maturity, Core Income Funding I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.
Amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.10%) plus an applicable margin that ranges from 1.50% to 2.00% depending on a ratio of broadly syndicated loans to middle-market loans in the collateral. From the SPV Asset Facility I Closing Date to the SPV Asset Facility I Commitment Termination Date, there is a commitment fee that steps up during the year after the SPV Asset Facility I Closing Date from 0.00% to 0.625% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility I.
SPV Asset Facility II
On October 5, 2021 (the “SPV Asset Facility II Closing Date”), Core Income Funding II LLC (“Core Income Funding II”), a Delaware limited liability company entered into a loan and financing and servicing agreement (as amended through the date here of, the “SPV Asset Facility II”), with Core Income Funding II, as borrower, us, as equityholder and service provider, the lenders from time to time parties thereto (the “SPV Asset Facility II Lenders”), Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as collateral agent and collateral custodian. The parties to the SPV Asset Facility II have entered into various amendments, including to increase the amount available under the facility, extend the revolving period and termination date, change the interest rate and make various other changes. The following describes the terms of the SPV Asset Facility II as amended through April 18, 2025 (the “SPV Asset Facility II Ninth Amendment Date”).
The maximum principal amount of the SPV Asset Facility II is $2.00 billion (increased from $1.50 billion to $2.00 billion on the SPV Asset Facility II Ninth Amendment Date); the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Core Income Funding II’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits and collateral quality tests.
The SPV Asset Facility II provides for the ability to borrow, reborrow, repay and prepay advances under the SPV Asset Facility II until April 18, 2028 unless such period is extended or accelerated under the terms of the SPV Asset Facility II (the “SPV Asset Facility II Revolving Period”). Unless otherwise extended, accelerated or terminated under the terms of the SPV Asset Facility II, the SPV Asset Facility II will mature on the date that is two years after the last day of the SPV Asset Facility II Revolving Period, on April 18, 2030 (the “SPV Asset Facility II Termination Date”). Prior to the SPV Asset Facility II Termination Date, proceeds received by Core Income Funding II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding advances, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility II Termination Date, Core Income Funding II must pay in full all outstanding fees and expenses and all principal and interest on outstanding advances, and the excess may be returned to us.
Amounts drawn under the SPV Asset Facility II bear interest at Term SOFR (or, in the case of certain SPV Asset Facility II Lenders that are commercial paper conduits, the lower of (a) their cost of funds and (b) Term SOFR, such Term SOFR not to be lower than zero) plus a spread equal to 1.70% per annum, which spread will increase (a) on and after the end of the SPV Asset Facility II Revolving Period by 0.15% per annum if no event of default has occurred and (b) by 2.00% per annum upon the occurrence of an event of default (such spread, the “SPV Asset Facility II Applicable Margin”). Term SOFR may be replaced as a base rate under certain circumstances. During the SPV Asset Facility II Revolving Period, Core Income Funding II will pay an undrawn fee ranging from 0.00% to 0.25% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. During the SPV Asset Facility II Revolving Period, if the undrawn commitments are in excess of a certain portion (initially 30% and increasing in stages to 35%, 40%, 45% and 50%) of the total commitments under the SPV Asset Facility II, Core Income Funding II will also pay a make-whole fee equal to the SPV Asset Facility II Applicable Margin multiplied by such excess undrawn commitment amount, reduced by the undrawn fee payable on such excess. Core Income Funding II will also pay Deutsche Bank AG, New York Branch, certain fees (and reimburse certain expenses) in connection with its role as facility agent.
SPV Asset Facility III
On March 24, 2022 (the “SPV Asset Facility III Closing Date”), Core Income Funding III LLC (“Core Income Funding III”), a Delaware limited liability company entered into a Credit Agreement (the “SPV Asset Facility III”), with Core Income Funding III, as borrower, the Adviser, as servicer, the lenders from time to time parties thereto (the “SPV Asset Facility III Lenders”), Bank of America, N.A., as administrative agent, State Street Bank and Trust Company, as collateral agent, Alter Domus (US) LLC as collateral custodian and Bank of America, N.A., as sole lead arranger and sole book manager. The parties to the SPV Asset Facility III have entered into various amendments, including to increase the maximum principal amount available under the facility, extend the availability period and maturity date, change the interest rate, replace the collateral custodian and make various other changes. The following describes the terms of SPV Asset Facility III amended through May 22, 2025 (the “SPV Asset Facility III Third Amendment Date”).
The maximum principal amount of the SPV Asset Facility III is $1.65 billion (increased from $1.50 billion to $1.65 billion on the SPV Asset Facility III Third Amendment Date), which maximum principal amount will automatically increase to $1.80 billion on the three-month anniversary of the SPV Asset Facility III Third Amendment Date and subsequently will automatically increase to $2.0 billion on the six-month anniversary of the SPV Asset Facility III Third Amendment Date, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Core Income Funding III’s assets from time to time, and satisfaction of certain conditions, including certain portfolio criteria.
The SPV Asset Facility III provides for the ability to draw and redraw revolving loans under the SPV Asset Facility III for a period of up to three years after the SPV Asset Facility III Third Amendment Date unless the commitments are terminated sooner as provided in the SPV Asset Facility III (the “SPV Asset Facility III Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility III will mature on May 22, 2030 (the “SPV Asset Facility III Stated Maturity”). To the extent the commitments are terminated or permanently reduced during the first year following the SPV Asset Facility III Third Amendment Date, Core Income Funding III may owe a prepayment penalty. Prior to the SPV Asset Facility III Stated Maturity, proceeds received by Core Income Funding III from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility III Stated Maturity, Core Income Funding III must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.
Amounts drawn in U.S. dollars are benchmarked to Daily SOFR, amounts drawn in British pounds are benchmarked to SONIA plus an adjustment of 0.11930%, amounts drawn in Canadian dollars are benchmarked to CORRA plus an adjustment of 0.29547%, and amounts drawn in Euros are benchmarked to EURIBOR, and in each case plus a spread equal to the Applicable Margin. As of the SPV Asset Facility III Third Amendment Date, the “Applicable Margin” ranges from 1.525% to 1.95% depending on the composition of the collateral. The SPV Asset Facility III also allows for amounts drawn in U.S. dollars to bear interest at an alternate base rate without a spread. From the SPV Asset Facility III Closing Date to the SPV Asset Facility III Commitment Termination Date, there is a commitment fee, calculated on a daily basis, on the undrawn amount under the SPV Asset Facility III.
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
SPV Asset Facility V
On March 9, 2023 (the “SPV Asset Facility V Closing Date”), Core Income Funding V LLC (“Core Income Funding V”), a Delaware limited liability company entered into a loan and security agreement (the “SPV Asset Facility V”), with Core Income Funding V, as Borrower, us, as Servicer and Equityholder, the lenders from time to time parties thereto (the “SPV Asset Facility V Lenders”), Wells Fargo Bank, National Association, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, and Alter Domus (US) LLC as Collateral Custodian. The parties to the SPV Asset Facility V have entered into various amendments, including to increase the amount available under the facility, replace the Collateral Custodian and make various other changes. On April 29, 2025, the parties to the SPV Asset Facility V entered into the Third Amendment to Loan and Security Agreement. The following describes the terms of SPV Asset Facility V as amended through April 29, 2025 (the “SPV Asset Facility V Third Amendment Date”).
The maximum principal amount of the SPV Asset Facility V is $750.0 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Core Income Funding V’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits and other portfolio tests.
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
Amounts drawn bear interest at Daily Simple SOFR plus a weighted average spread equal to 1.60% per annum for the portion of the assets constituting broadly syndicated loans and 2.05% for the portion of the assets not constituting broadly syndicated loans, which spread will increase by 2.00% per annum upon the occurrence and during the existence of an event of default or following the SPV Asset Facility V Termination Date (such spread, the “SPV Asset Facility V Applicable Spread”). Daily Simple SOFR may be replaced as a base rate under certain circumstances. During the SPV Asset Facility V Reinvestment Period, Core Income Funding V will pay an undrawn fee of 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility V that are not subject to the separate, higher fee described below. On and after the SPV Asset Facility V Third Amendment Date and during the SPV Asset Facility V Reinvestment Period, if the undrawn commitments are in excess of a certain portion (initially 40% and decreasing to 32.5%) of the total commitments under the SPV Asset Facility V, such portion will not be subject to the undrawn fee described above, but Core Income Funding V will pay a separate fee on this portion of the undrawn commitments equal to 1.25% multiplied by such excess undrawn commitment amount over 40% or 32.5% of the total commitments, as applicable.
SPV Asset Facility VI
On August 29, 2023 (the “SPV Asset Facility VI Closing Date”), Core Income Funding VI LLC (“Core Income Funding VI”), a Delaware limited liability company and newly formed subsidiary of ours, entered into a Credit Agreement (the “SPV Asset Facility VI”), with Core Income Funding VI LLC, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility VI Lenders”), The Bank of Nova Scotia, as Agent, State Street Bank and Trust Company as Collateral Agent, Collateral Custodian and Document Custodian. The parties to the SPV Asset Facility VI have entered into various amendments, including to assign the term commitment under the SPV Asset Facility VI and all of the outstanding term loans, replace the collateral custodian and make various other changes. On April 22, 2025, the parties to SPV Asset Facility VI entered into Amendment No. 3 to SPV Asset Facility VI. The following describes the terms of SPV Asset Facility VI as amended through April 22, 2025 (the “SPV Asset Facility VI Third Amendment Date”).

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
Amounts drawn in U.S. dollars are benchmarked to Term SOFR, amounts drawn in British pounds are benchmarked to SONIA, amounts drawn amounts drawn in Canadian dollars are benchmarked to Daily Compounded CORRA, and amounts drawn in Euros are benchmarked to EURIBOR, and in each case plus a spread equal to the Applicable Margin. The “Applicable Margin” ranges from 1.60% to 2.10%, depending on the type of asset being funded by such draw and the utilization level of the SPV Asset Facility VII. Core Income Funding VII also paid Citibank an upfront fee and will reimburse certain expenses in connection with Citibank’s role as Administrative Agent. From the SPV Asset Facility VII Closing Date until the end of SPV Asset Facility VII Reinvestment Period, there is a commitment fee that steps up from the date that is nine months after the SPV Asset Facility VII Closing Date from 0.25% to up to 1.50% per annum, depending on the undrawn amount, if any, of the commitments in the SPV Asset Facility VII.
SPV Asset Facility VIII
On December 17, 2024 (the “SPV Asset Facility VIII Closing Date”), Core Income Funding VIII LLC (“Core Income Funding VIII”), a Delaware limited liability company and newly formed subsidiary of ours, entered into a Credit Agreement (the “SPV Asset Facility VIII”), with Core Income Funding VIII LLC, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility VIII Lenders”), Natixis, New York Branch, as Facility Agent, and State Street Bank and Trust Company as Collateral Agent,

Collateral Administrator, Custodian and Document Custodian. On May 15, 2025, the parties to the SPV Asset Facility VIII entered into an amendment in order to, among other things, increase the size of the facility and add additional classes of loans. The following describes the terms of SPV Asset Facility VIII as most recently amended on May 15, 2025.
The maximum principal amount of the SPV Asset Facility VIII is $1.00 billion; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of Core Income Funding VIII’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
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
Amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, their cost of funds) plus an applicable margin of (i) with respect to the Class A-R Loans and the Class A-T Loans, 1.75%, (ii) with respect to the Class A-D1 Loans, 1.65%, (iii) with respect to the Class A-D2 Loans, 1.93%, (iv) with respect to the Class A-D3 Loans, 1.78% and (v) with respect tot he Class A-D4 Loans, 2.06%. From the SPV Asset Facility VIII Closing Date to the SPV Asset Facility VIII Commitment Termination Date, there is a commitment fee that steps up the date that is three months after the SPV Asset Facility VIII Closing Date from 0.25% to 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility VIII.
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
CLO VIII Refinancing
On April 24, 2025 (the “CLO VIII Refinancing Date”), we completed a $500.7 million term debt securitization refinancing (the “CLO VIII Refinancing”). The secured notes and preferred shares issued in the CLO VIII Refinancing were issued by the CLO VIII Refinancing Issuer, as issuer (the “CLO VIII Refinancing Issuer”).
The CLO VIII Refinancing was executed by (A) the issuance of the following classes of notes pursuant to an indenture and security agreement dated as of October 21, 2022 (the “Original CLO VIII Closing Date”), by and between the CLO VIII Refinancing Issuer and State Street Bank and Trust Company, as amended and supplemented by the first supplemental indenture dated as of the CLO VIII Refinancing Date (the “CLO VIII Refinancing Indenture”), by and between the CLO VIII Refinancing Issuer and State Street Bank and Trust Company: (i) $275.0 million of AAA(sf) Class A-1R Notes, which bear interest at the Benchmark plus 1.49%, (ii) $30.0 million of AAA(sf) Class A-2R Notes, which bear interest at the Benchmark plus 1.80%, (iii) $35.0 million of AA(sf) Class B-R Notes, which bear interest at the Benchmark plus 1.90% and (iv) $35.0 million of A(sf) Class C-R Notes, which bear interest at the Benchmark plus 2.40% (together, the “CLO VIII Refinancing Secured Notes”). The CLO VIII Refinancing Secured Notes are secured by middle market loans, participation interests in middle market loans and other assets of the CLO VIII Refinancing Issuer. The CLO VIII Refinancing Secured Notes are scheduled to mature on the Payment Date in April 2037. The CLO VIII Refinancing Secured Notes were privately placed by Natixis Securities Americas LLC, as Placement Agent. The proceeds from the CLO VIII Refinancing were used to redeem in full the classes of notes issued on the Original CLO VIII Closing Date, to repay the loans incurred on the Original CLO VIII Closing Date, to pay expenses incurred in connection with the CLO VIII Refinancing and to purchase additional assets from us.
Concurrently with the issuance of the CLO VIII Refinancing Secured Notes, the CLO VIII Refinancing Issuer issued $24.0 million of additional subordinated securities in the form of 24,000 of its preferred shares (the “CLO VIII Refinancing Additional Preferred Shares”). The CLO VIII Refinancing Additional Preferred Shares were issued by the CLO VIII Refinancing Issuer as part of its issued share capital and are not secured by the collateral securing the CLO VIII Refinancing Secured Notes. We purchased all of the CLO VIII Refinancing Additional Preferred Shares issued on the CLO VIII Refinancing Date. On the Original CLO VIII Closing Date, the CLO VIII Refinancing Issuer issued $101.7 million of subordinated interests in the form of 101,675 of its preferred shares which we purchased and continue to hold. The total amount of outstanding preferred shares as of the Refinancing Date is 125,675.
On the Original CLO VIII Closing Date, the CLO VIII Refinancing Issuer entered into a loan sale agreement with us, which provided for the sale and contribution of approximately $143.0 million par amount of middle market loans from tus to the CLO VIII Refinancing Issuer on the Original CLO VIII Closing Date and for future sales from us to the CLO VIII Refinancing Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO VIII Secured Notes. As part of the CLO VIII Refinancing, the CLO VIII Refinancing Issuer and us entered into an amended and restated loan sale agreement dated as of the

CLO VIII Refinancing Date (the “BOCIC CLO VIII Loan Sale Agreement”), which provides for the sale and contribution of approximately $192.3 million par amount of middle market loans from us to the CLO VIII Refinancing Issuer on the CLO VIII Refinancing Date and for future sales from us to the CLO VIII Refinancing Issuer on an ongoing basis. Such loans constituted part of the portfolio of assets securing the CLO VIII Refinancing Secured Notes. We made customary representations, warranties, and covenants to the CLO VIII Refinancing Issuer under the applicable loan sale agreement.
Through April 24, 2029, a portion of the proceeds received by the CLO VIII Refinancing Issuer from the loans securing the CLO VIII Refinancing Secured Notes may be used by the CLO VIII Refinancing Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO VIII Refinancing Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans.
The CLO VIII Refinancing Secured Notes are the secured obligation of the CLO VIII Refinancing Issuer, and the CLO VIII Refinancing Indenture includes customary covenants and events of default.
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
In connection with the issuance of the September 2027 Notes, on October 18, 2022 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $600.0 million. We will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.84%. The interest rate swaps mature on September 16, 2027. For the three months ended June 30, 2025 and 2024, we did not make a periodic payment. For the six months ended June 30, 2025 and 2024, we made periodic payments of $2.4 million and $4.7 million, respectively. The interest expense related to the September 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2025, the interest rate swap had a fair value of $7.3 million ($1.4 million net of the present value of the cash flows of the September 2027 Notes). As of December 31, 2024, the interest rate swap had a fair value of $(0.7) million ($0.8 million net of the present value of the cash flows of the September 2027 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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
In connection with the issuance of the AUD 2027 Notes, we entered into both a bilateral cross-currency swap and interest rate swap, for notional amounts of A$379.0 million and A$71.0 million, respectively. We received fixed rate interest of 6.50% and paid variable rate interest based on, one-month SOFR plus 2.67% and three-month BBSY plus 2.72%, for the bilateral cross-currency swap and interest rate swap, respectively. The swaps mature on October 23, 2027. For the three and six months ended June 30, 2025, we made periodic payments of $1.3 million and $0.2 million for the cross-currency swap and interest rate swap, respectively. The interest expense related to the AUD 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2025, the swaps had an aggregate fair value of $(0.6) million ($(0.7) million net of the present value of the cash flows of the AUD 2027 Notes). As of December 31, 2024, the interest rate swap had a fair value of $(20.7) million ($0.4 million net of the present value of the cash flows of the AUD 2027 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the AUD 2027 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations. The change in foreign exchange rate of the cross-currency swap is offset by the change in foreign exchange rate of the AUD 2027 Notes, with the remaining difference included as a component of translation of assets and liabilities in foreign currencies on our Consolidated Statements of Operations.
May 2028 Notes
On May 23, 2025, we issued $500.0 million aggregate principal amount of its 5.900% notes due 2028 (the “May 2028 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act and non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. The May 2028 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

The May 2028 Notes were issued pursuant to the Base Indenture and a Tenth Supplemental Indenture, dated as of May 23, 2025 (the “Tenth Supplemental Indenture” and together with the Base Indenture, the “May 2028 Indenture”), between us and the Trustee. The May 2028 Notes will mature on May 23, 2028 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the May 2028 Indenture. The May 2028 Notes bear interest at a rate of 5.900% per year payable semi-annually on May 23 and November 23 of each year, commencing on November 23, 2025. Concurrent with the issuance of the May 2028 Notes, we entered into a Registration Rights Agreement (the “May 2028 Registration Rights Agreement”) for the

benefit of the purchasers of the May 2028 Notes. Pursuant to the May 2028 Registration Rights Agreement, we are obligated to file a registration statement with the SEC with respect to an offer to exchange the May 2028 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the May 2028 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the May 2028 Notes. If we fail to satisfy our registration obligations under the May 2028 Registration Rights Agreement, it will be required to pay additional interest to the holders of the May 2028 Notes.

The May 2028 Notes are our direct, general unsecured obligations and rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the May 2028 Notes. The May 2028 Notes rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior, to the May 2028 Notes. The May 2028 Notes rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The May 2028 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

The May 2028 Indenture contains certain covenants, including covenants requiring us to (i) comply with Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a) of the 1940 Act, for the period of time during which the May 2028 Notes are outstanding, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the May 2028 Notes and the Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the May 2028 Indenture.

In addition, if a change of control repurchase event, as defined in the May 2028 Indenture, occurs prior to maturity, holders of the May 2028 Notes will have the right, at their option, to require us to repurchase for cash some or all of the May 2028 Notes at a repurchase price equal to 100% of the aggregate principal amount of the May 2028 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date.

In connection with the issuance of the May 2028 Notes, on May 23, 2025 we entered into a bilateral interest rate swap. The notional amount of the interest rate swaps is $500.0 million. We will receive fixed rate interest at 5.900% and pay variable rate interest based on SOFR plus 2.1761%. The interest rate swaps mature on May 23, 2028. For the three months ended June 30, 2025, we did not make any periodic payments. The interest expense related to the May 2028 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2025, the interest rate swap had a fair value of $3.6 million ($0.1 million net of the present value of the cash flows of the May 2028 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the May 2028 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations.
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
In connection with the issuance of the June 2028 Notes, on February 16, 2024 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $650.0 million. We will receive fixed rate interest at 7.950% and pay variable rate interest based on SOFR plus 3.79%. The interest rate swaps mature on May 13, 2028. For the three and six months ended June 30, 2025, we made periodic payments of $1.0 million and $2.6 million, respectively. The interest expense related to the June 2028 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2025, the interest rate swap had a fair value of $11.5 million ($(0.4) million net of the present value of the cash flows of the June 2028 Notes). As of December 31, 2024, the interest rate swap had a fair value of $0.5 million ($(0.1) million net of the present value of the cash flows of the June 2028 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the June 2028 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations.
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
In connection with the issuance of the January 2029 Notes, on November 28, 2023 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $550.0 million. We will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.647%. The interest rate swaps mature on January 15, 2029. For the three months ended June 30, 2025, we did not make a periodic payment. For the six months ended June 30, 2025, we made periodic payments of $2.9 million. For the three and six months ended June 30, 2024, we did not make any periodic payments. The interest expense related to the January 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2025, the interest rate swap had a fair value of $10.6 million ($(0.1) million net of the present value of the cash flows of the January 2029 Notes). As of December 31, 2024, the interest rate swap had a fair value of $(0.4) million ($0.1 million net of the present value of the cash flows of the January 2029 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the January 2029 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations.
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
In connection with the May 14, 2024 issuance of the September 2029 Notes, on May 14, 2024 we entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $500.0 million. We will receive fixed rate interest at 6.600% and pay variable rate interest based on SOFR plus 2.337%. In connection with the January 22, 2025 issuance of the September 2029 Notes, on January 22, 2025 we entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $400.0 million. We will receive fixed rate interest at 6.600% and pay variable rate interest based on SOFR plus 2.457%. The interest rate swaps mature on August 15, 2029. For the three months ended June 30, 2025, we did not make a periodic payment. For the six months ended June 30, 2025, we made periodic payments of $1.3 million. For the three and six months ended June 30, 2024, we did not make any periodic payments. The interest expense related to the September 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swaps adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2025, the interest rate swaps had a fair value of $26.0 million ($0.2 million net of the present value of the cash flows of the September 2029 Notes). As of December 31, 2024, the interest rate swaps had a fair value of $3.7 million ($0.5 million net of the present value of the cash flows of the September 2029 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the September 2029 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations.
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
In connection with the issuance of the March 2030 Notes, on September 10, 2024 we entered into a bilateral interest rate swaps. The notional amount of the interest rate swaps is $1.00 billion. We will receive fixed rate interest at 5.800% and pay variable rate interest based on SOFR plus 2.619%. The interest rate swaps mature on February 15, 2030. For the three months ended June 30, 2025, we did not make a periodic payment. For the six months ended June 30, 2025, we made periodic payments of $8.1 million. The interest expense related to the March 2030 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2025, the interest rate swap had a fair value of $(13.7) million ($(117.6) thousand net of the present value of the cash flows of the March 2030 Notes). As of December 31, 2024, the interest rate swap had a fair value of $(44.5) million ($(6.1) million net of the present value of the cash flows of the March 2030 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the March 2030 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations.
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
In connection with the issuance of the March 2031 Notes, on January 29, 2024 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $750.0 million. We will receive fixed rate interest at 6.650% and pay variable rate interest based on SOFR plus 2.902%. The interest rate swaps mature on January 15, 2031. For the three months ended June 30, 2025, we not make a periodic payment. For the six months ended June 30, 2025, we made periodic payments of $3.5 million. For the three and six months ended June 30, 2024, we did not make any periodic payments. The interest expense related to the March 2031 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of June 30, 2025, the interest rate swap had a fair value of $8.4 million ($(0.4) million net of the present value of the cash flows of the March 2031 Notes). As of December 31, 2024, the interest rate swap had a fair value of $(14.2) million ($(2.2) million net of the present value of the cash flows of the March 2031 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the March 2031 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations.
Global Medium Term Notes Program
On April 4, 2025, we established a €5.00 billion (or its equivalent in any other currency) global medium term note program (the “GMTN Program”). Under the GMTN Program, we may issue unsecured notes (“GMTN Notes”) to one or more managers from time to time with such terms, including currency, interest rate and maturity, as agreed by us and such manager(s).
GMTN Notes issued under the GMTN Program are subject to and with the benefit of the Agency Agreement, dated April 4, 2025, by and among u, Deutsche Bank AG, London Branch as issuing and principal paying agent, a transfer agent and as exchange agent and Deutsche Bank Trust Company Americas as registrar, a paying agent and a transfer agent (the “GMTN Agency Agreement”). Holders of GMTN Notes issued under the GMTN Program shall have the benefit of a deed of covenant, dated April 4, 2025 and made by us (the “GMTN Deed of Covenant”) and, where applicable, a deed poll, dated April 4, 2025 and made by the Company (the “GMTN Deed Poll”).
GMTN Notes issued under the GMTN Program will be in registered form and (i) may be issued to non-“U.S. Persons” (as defined in Regulation S under the Securities Act of 1933, as amended (the “Securities Act”) outside the United States in compliance with Regulation S under the Securities Act, or to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act, (ii) are not and will not be registered under the Securities Act, (iii) may not be offered or sold in the United States or to, or for the account or benefit of, U.S. Persons without registration under, or pursuant to an applicable exemption from, the registration requirements of the Securities Act, and (iv) are to be issued in amount not exceeding an aggregate of €5.00 billion (or its equivalent in other currencies) outstanding at any time.

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

	As of
($ in thousands)	June 30, 2025	December 31, 2024
Total unfunded revolving loan commitments	$1,719,630	$1,383,540
Total unfunded delayed draw loan commitments	2,248,572	1,716,991
Total unfunded revolving and delayed draw loan commitments	$3,968,202	$3,100,531

Total unfunded equity commitments	$188,819	$92,214

Total unfunded commitments	$4,157,021	$3,192,745
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
Organizational and Offering Costs
The Adviser has incurred organization and offering costs on behalf of us in the amount of $3.5 million for the period from April 22, 2020 (Inception) to June 30, 2025, of which $3.5 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2025, management was not aware of any pending or threatened litigation.

Contractual Obligations
A summary of our contractual payment obligations under our credit facilities and notes as of June 30, 2025, is as follows:

($ in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 years
Revolving Credit Facility	$1,915,307	$—	$—	$1,915,307	$—
SPV Asset Facility I	274,000	—	—	—	274,000
SPV Asset Facility II	927,000	—	—	927,000	—
SPV Asset Facility III	1,093,388	—	—	1,093,388	—
SPV Asset Facility IV	430,000	—	—	—	430,000
SPV Asset Facility V	450,000	—	—	450,000	—
SPV Asset Facility VI	380,000	—	—	—	380,000
SPV Asset Facility VII	367,479	—	—	367,479	—
SPV Asset Facility VIII	400,000	—	—	—	400,000
CLO VIII	375,000	—	—	—	375,000
CLO XI	260,000	—	—	—	260,000
CLO XII	260,000	—	—	—	260,000
CLO XV	312,000	—	—	—	312,000
CLO XVI	420,000	—	—	—	420,000
CLO XVII	325,000	—	—	—	325,000
CLO XVIII	260,000	—	—	—	260,000
CLO XIX	260,000	—	—	—	260,000
September 2026 Notes	350,000	—	350,000	—	—
February 2027 Notes	500,000	—	500,000	—	—
September 2027 Notes	600,000	—	600,000	—	—
AUD 2027 Notes	300,341	—	300,341	—	—
May 2028 Notes	500,000	—	500,000	—	—
June 2028 Notes	650,000	—	650,000	—	—
January 2029 Notes	550,000	—	—	550,000	—
September 2029 Notes	900,000	—	—	900,000	—
March 2030 Notes	1,000,000	—	—	1,000,000	—
March 2031 Notes	750,000	—	—	—	750,000
Total Contractual Obligations	$14,809,515	$—	$2,900,341	$7,203,174	$4,706,000
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
Recent Developments
Equity Raise
As of August 7, 2025, we have issued 644,000,377 shares of Class S common stock, 97,886,560 shares of Class D common stock, and 1,241,752,439 shares of Class I common stock and have raised total gross proceeds of $6.09 billion, $0.91 billion, and $11.68 billion, respectively, including seed capital of $1,000 contributed by our Adviser in September 2020 and approximately $25.0 million in gross proceeds raised from an entity affiliated with the Adviser. In addition, we expect to receive $0.96 billion in gross subscription payments which we accepted on August 1, 2025 and which is pending our determination of the net asset value per share applicable to such purchase.
Dividend
On August 5, 2025, we declared a distribution of (i) $0.070100 per share, payable on or before September 30, 2025 to shareholders of record as of August 29, 2025, (ii) $0.070100 per share, payable on or before October 31, 2025 to shareholders of record as of September 30, 2025, and (iii) $0.070100 per share, payable on or before November 30, 2025 to shareholders of record as of October 31, 2025 and (iv) a special distribution of $0.032700 per share, payable on or before October 31, 2025 to shareholders of record as of September 30, 2025.
Core Income Funding I Amendments
On July 10, 2025, Core Income Funding I entered into Amendment No. 4 to SPV Asset Facility I in order to join a new lender and increase the maximum principal amount of SPV Asset Facility I from $450.0 million to $550.0 million. Subsequently, on July 24, Core Income Funding I entered into Amendment No. 5 to SPV Asset Facility I in order to increase the maximum principal amount of SPV Asset Facility I from $550.0 million to $650.0 million.

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

As of June 30, 2025, 98.7% of our debt investments based on fair value were at floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.7%.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$914.5	$(417.4)	$497.1
Up 200 basis points	$609.7	$(278.2)	$331.5
Up 100 basis points	$304.8	$(139.1)	$165.7
Down 100 basis points	$(304.8)	$139.1	$(165.7)
Down 200 basis points	$(608.6)	$278.2	$(330.4)
Down 300 basis points	$(911.9)	$417.4	$(494.5)

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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of June 30, 2025 and December 31, 2024, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC. In order to satisfy the reinvestment portion of our dividends for the six months ended June 30, 2025, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price	Share Class

February 25, 2025	January 31, 2025	2,406,937	$9.54	Class S
February 25, 2025	January 31, 2025	175,262	$9.55	Class D
February 25, 2025	January 31, 2025	4,529,251	$9.57	Class I
March 25, 2025	February 28, 2025	1,671,983	$9.51	Class S
March 25, 2025	February 28, 2025	123,537	$9.52	Class D
March 25, 2025	February 28, 2025	3,195,470	$9.54	Class I
April 24, 2025	March 31, 2025	1,752,611	$9.46	Class S
April 24, 2025	March 31, 2025	127,688	$9.47	Class D
April 24, 2025	March 31, 2025	3,338,621	$9.49	Class I
May 23, 2025	April 30, 2025	2,746,265	$9.40	Class S
May 23, 2025	April 30, 2025	195,935	$9.41	Class D
May 23, 2025	April 30, 2025	5,010,925	$9.42	Class I
June 25, 2025	May 30, 2025	1,902,954	$9.44	Class S
June 25, 2025	May 30, 2025	136,054	$9.45	Class D
June 25, 2025	May 30, 2025	3,579,387	$9.47	Class I
July 24, 2025	June 30, 2025	1,939,034	$9.42	Class S
July 24, 2025	June 30, 2025	140,447	$9.43	Class D
July 24, 2025	June 30, 2025	3,693,635	$9.45	Class I
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

Offer Date	Class	Tender Offer Expiration	Tender Offer (in thousands)	Purchase Price per Share	Shares Repurchased

February 26, 2025	S	March 31, 2025	$53,498	$9.46	5,655,204
February 26, 2025	D	March 31, 2025	$1,912	$9.47	201,862
February 26, 2025	I	March 31, 2025	$148,539	$9.49	15,652,202
May 23, 2025	S	June 30, 2025	$107,562	$9.42	11,418,472
May 23, 2025	D	June 30, 2025	$19,164	$9.43	2,032,236
May 23, 2025	I	June 30, 2025	$337,475	$9.45	35,711,561
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

4.2	Form of 5.900% notes due 2028 sold in reliance on Rule 144A of the Securities Act (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on May 23, 2025).

4.3	Form of 5.900% notes due 2028 sold in reliance on Regulation S of the Securities Act (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on May 23, 2025).

4.4
Registration Rights Agreement, dated as of May 23, 2025, by and among the Company and SMBC Nikko Securities America, Inc., as representative of the Initial Purchasers (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, field on May 23, 2025).

10.1
Amendment No. 9 to the Loan Servicing Agreement, dated as of April 18, 2025, among Core Income Funding II LLC, as Borrower, Blue Owl Credit Income Corp., as Equityholder and Services Provider, the Lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Facility Agent, the other parties thereto, State Street Bank and Trust Company, as Collateral Agent and Alter Domus (US) LLC, as Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 24, 2025).

10.2
First Supplemental Indenture, dated as of April 24, 2025, by and between Owl Rock CLO VIII, LLC, as Issuer, and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 29, 2025).

10.3
Amended and Restated Loan Sale Agreement, dated as of April 24, 2025, by and between Blue Owl Credit Income Corp., as Seller, and Owl Rock CLO VIII, LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 29, 2025).

10.4
Amended and Restated Collateral Management Agreement, dated as of April 24, 2025, by and between Owl Rock CLO VIII, LLC, as Issuer, and Blue Owl Credit Advisors LLC, as Collateral Manager (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 29, 2025).

10.5
Third Amendment to Loan and Security Agreement, dated as of April 29, 2025, among Core Income Funding V LLC, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 2, 2025).

10.6
Amendment No. 3 to the Credit Agreement, dated as of May 15, 2025, by and among Core Income Funding I LLC, as Borrower, the Lenders from time to time parties thereto, Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator, Custodian, and successor Document Custodian, and Alter Domus (US) LLC as outgoing Document Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 20, 2025).

10.7
Amendment No. 1 to the Credit Agreement, dated as of May 15, 2025, by and among Core Income Funding VIII LLC, as Borrower, the Lenders from time to time parties thereto, Natixis, New York Branch, as Facility Agent and State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator, Custodian, and Document Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 20, 2025).

10.8
Third Amendment to Credit Agreement, dated as of May 22, 2025, among Core Income Funding III LLC, as Borrower, Blue Owl Credit Advisors LLC, as Servicer, the Lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent, and State Street Bank and Trust Company, as Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 27, 2025).

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

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Supplemental Financial Information of OCIC SLF LLC (unaudited) as of and for the period ended June 30, 2025.

99.2*	Supplemental Financial Information of Blue Owl Credit SLF LLC (unaudited) as of and for the period ended June 30, 2025.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Owl Credit Income Corp.

Date: August 7, 2025	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: August 7, 2025	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer