Form 10-Q
period 2025-09-30
Blue Owl Credit Income Corp.
filed 2025-11-06
CIK 1812554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2025, the registrant had 675,204,754 shares of Class S common stock, 63,923,615 shares of Class D common stock, and 1,377,367,037 shares of Class I common stock, $0.01, par value per share, outstanding.

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
•the impact of elevated inflation rates, fluctuating interest rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems, changes in law or regulation, including the impact of tariff enactment, trade disputes with other countries, and the risk of recession or a prolonged shutdown of government services could impact our business prospects and the prospects of our portfolio companies;
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
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine, as well as political and social unrest in the Middle East and North Africa regions, uncertainty with respect to immigration, and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, on financial market volatility, global economic markets, and various markets for commodities globally such as oil and natural gas; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Blue Owl Credit Income Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $32,630,060 and $25,422,365, respectively)	$32,500,021	$25,384,902
Non-controlled, affiliated investments (amortized cost of $7,815 and $8,305, respectively)	7,134	8,248
Controlled, affiliated investments (amortized cost of $1,155,402 and $952,995, respectively)	1,205,520	985,744
Total investments at fair value (amortized cost of $33,793,277 and $26,383,665, respectively)	33,712,675	26,378,894
Cash (restricted cash of $16,728 and $182,030, respectively)	687,030	1,003,117
Foreign cash (cost of $4,372 and $3,554, respectively)	3,564	3,366
Interest and dividend receivable	219,481	180,178
Receivable from controlled affiliates	11,432	16,299
Receivable for investments sold	69,820	473,053
Prepaid expenses and other assets	90,641	8,974
Total Assets	$34,794,643	$28,063,881
Liabilities
Debt (net of unamortized debt issuance costs of $189,111 and $178,732, respectively)	$14,522,776	$12,681,822
Distribution payable	206,969	152,477
Payable for investments purchased	176,131	129,625
Payables to affiliates	86,551	73,430
Tender offer payable	318,063	193,203
Accrued expenses and other liabilities	162,601	311,722
Total Liabilities	15,473,091	13,542,279
Commitments and contingencies (Note 7)
Net Assets
Class S Common shares $0.01 par value, 1,500,000,000 shares authorized; 657,858,004 and 515,664,737 shares issued and outstanding, respectively	6,579	5,157
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 59,395,639 and 51,059,824 shares issued and outstanding, respectively	594	511
Class I Common shares $0.01 par value, 2,000,000,000 shares authorized; 1,339,070,446 and 952,454,240 shares issued and outstanding, respectively	13,391	9,525
Additional paid-in-capital	19,285,150	14,191,257
Accumulated undistributed (overdistributed) earnings	15,838	315,152
Total Net Assets	19,321,552	14,521,602
Total Liabilities and Net Assets	$34,794,643	$28,063,881
Net Asset Value Per Class S Share	$9.38	$9.54
Net Asset Value Per Class D Share	$9.39	$9.55
Net Asset Value Per Class I Share	$9.41	$9.57

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$726,370	$599,855	$2,052,658	$1,605,997
Payment-in-kind (“PIK”) interest income	31,251	32,366	92,158	90,108
Dividend income	1,447	2,386	3,794	6,783
Payment-in-kind (“PIK”) dividend income	14,997	10,886	42,682	42,904
Other income	13,723	7,630	34,575	20,552
Total investment income from non-controlled, non-affiliated investments	787,788	653,123	2,225,867	1,766,344
Investment income from non-controlled, affiliated investments:
Interest income	22	25	59	25
Payment-in-kind (“PIK”) interest income	45	4	137	4
Dividend income	—	69	343	486
Other income	—	—	2	—
Total investment income from non-controlled, affiliated investments	67	98	541	515
Investment income from controlled, affiliated investments:
Interest income	3,675	2,239	9,729	6,035
Payment-in-kind (“PIK”) interest income	—	358	—	1,462
Dividend income	23,456	19,054	68,197	54,716
Total investment income from controlled, affiliated investments	27,131	21,651	77,926	62,213
Total Investment Income	814,986	674,872	2,304,334	1,829,072
Operating Expenses
Offering costs	314	389	3,856	3,083
Interest expense	252,262	209,461	718,785	561,827
Management fees, net(1)	55,915	37,998	153,823	99,486
Performance based incentive fees	60,105	47,376	169,604	131,771
Professional fees	6,600	5,974	19,454	16,675
Directors’ fees	567	320	1,207	966
Shareholder servicing fees	13,483	9,702	37,423	25,721
Other general and administrative	3,827	4,023	11,210	8,708
Total Operating Expenses	393,073	315,243	1,115,362	848,237
Net Investment Income (Loss) Before Taxes	421,913	359,629	1,188,972	980,835
Income tax expense (benefit), including excise tax expense (benefit)	641	2,217	1,202	5,480
Net Investment Income (Loss) After Taxes	$421,272	$357,412	$1,187,770	$975,355

Blue Owl Credit Income Corp.
Consolidated Statements of Operations - Continued
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(49,751)	$(23,029)	$(158,445)	$(55,717)
Non-controlled, affiliated investments	(253)	1,999	(624)	4,733
Controlled, affiliated investments	8,449	(1,906)	17,369	5,054
Translation of assets and liabilities in foreign currencies	27,559	1,008	32,509	1,299
Income tax (provision) benefit	(155)	(924)	(1,221)	(916)
Total Net Change in Unrealized Gain (Loss)	(14,151)	(22,852)	(110,412)	(45,547)
Net realized gain (loss):
Non-controlled, non-affiliated investments	(557)	(2,575)	(50,103)	(6,009)
Foreign currency transactions	(27,584)	(465)	(28,358)	(1,519)
Total Net Realized Gain (Loss)	(28,141)	(3,040)	(78,461)	(7,528)
Total Net Realized and Change in Unrealized Gain (Loss)	(42,292)	(25,892)	(188,873)	(53,075)
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$378,980	$331,520	$998,897	$922,280
Net Increase (Decrease) in Net Assets Resulting from Operations - Class S Common Stock	$114,253	$107,506	$305,767	$301,796
Net Increase (Decrease) in Net Assets Resulting from Operations - Class D Common Stock	$11,171	$11,854	$31,113	$35,109
Net Increase (Decrease) in Net Assets Resulting from Operations - Class I Common Stock	$253,556	$212,160	$662,017	$585,375
Earnings Per Share - Basic and Diluted of Class S Common Stock	$0.18	$0.23	$0.51	$0.74
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	648,154,207	460,330,255	603,504,591	410,072,703
Earnings Per Share - Basic and Diluted of Class D Common Stock	$0.19	$0.25	$0.54	$0.78
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted	59,375,878	47,766,793	57,517,641	45,110,739
Earnings Per Share - Basic and Diluted of Class I Common Stock	$0.20	$0.25	$0.56	$0.80
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	1,297,824,690	835,954,921	1,172,146,640	734,685,992

(1)Refer to Note 3 “Agreements and Related Party Transactions” for additional details on management fee waiver.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(25)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK

Non-controlled/non-affiliated portfolio company investments
Debt Investments(7)
Advertising and media
DIRECTV Financing, LLC(8)	First lien senior secured loan	S+	5.25%		8/2029	35,338	$35,246	$35,363
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(3)(4)(8)	First lien senior secured loan	S+	4.50%		12/2029	267,492	267,121	267,492
Monotype Imaging Holdings Inc.(3)(4)(8)(22)	First lien senior secured loan	S+	5.50%		2/2031	169,823	168,727	169,823
							471,094	472,678	2.4%
Aerospace and defense
ManTech International Corporation(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2029	14,495	14,495	14,495
Novaria Holdings, LLC(8)	First lien senior secured loan	S+	3.25%		6/2031	19,075	19,069	19,060
Peraton Corp.(3)(8)	First lien senior secured loan	S+	3.75%		2/2028	50,864	50,888	42,807
Peraton Corp.(3)(9)	Second lien senior secured loan	S+	7.75%		2/2029	4,831	4,796	2,857
STS PARENT, LLC (dba STS Aviation Group)(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2031	134,504	133,908	133,832
STS PARENT, LLC (dba STS Aviation Group)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2030	9,951	9,891	9,876
							233,047	222,927	1.2%
Asset based lending and fund finance
Hg Genesis 9 SumoCo Limited(3)(4)(14)(31)	Unsecured facility	E+		6.25%	3/2029	€135,040	143,299	158,672
Hg Saturn Luchaco Limited(3)(4)(19)(31)	Unsecured facility	SA+		8.25%	3/2027	£723	923	974
							144,222	159,646	0.8%
Automotive aftermarket
OAC Holdings I Corp. (dba Omega Holdings)(3)(4)(9)	First lien senior secured loan	S+	5.00%		3/2029	8,338	8,241	8,254
Power Stop, LLC(4)(9)	First lien senior secured loan	S+	4.75%		1/2029	26,947	26,800	21,760
							35,041	30,014	0.2%
Automotive services
MAJCO LLC (dba Big Brand Tire & Service)(3)(4)(8)	First lien senior secured loan	S+	4.50%		9/2032	337,386	335,703	335,699
Mavis Tire Express Services Topco Corp.(3)(9)	First lien senior secured loan	S+	3.00%		5/2028	43,824	43,654	43,798
Spotless Brands, LLC(3)(4)(10)	First lien senior secured loan	S+	5.75%		7/2028	81,091	80,525	81,091
Spotless Brands, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.75%		7/2028	898	884	898
Wand Newco 3, Inc. (dba Caliber )(3)(8)	First lien senior secured loan	S+	2.50%		1/2031	21,608	21,457	21,524
							482,223	483,010	2.5%
Buildings and real estate
Associations Finance, Inc.(3)(4)(6)	Unsecured notes	N/A		14.25%	5/2030	182,967	181,988	182,967
Associations, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	6.50%		7/2028	498,178	497,465	498,178
Beacon Roofing Supply, Inc. (dba QXO)(3)(8)(31)	First lien senior secured loan	S+	3.00%		4/2032	13,222	13,096	13,323
CoreLogic Inc.(8)	First lien senior secured loan	S+	3.50%		6/2028	23,655	23,291	23,634
Dodge Construction Network LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		2/2029	10,406	8,655	8,481
Dodge Construction Network LLC(3)(9)	First lien senior secured loan	S+	6.25%		1/2029	7,504	7,380	7,429
RealPage, Inc.(3)(9)	First lien senior secured loan	S+	3.00%		4/2028	38,613	38,484	38,505
RealPage, Inc.(3)(9)	First lien senior secured loan	S+	3.75%		4/2028	25,721	25,601	25,785
Wrench Group LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2032	285,155	283,505	283,492
							1,079,465	1,081,794	5.6%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(25)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK

Business services
Access CIG, LLC(3)(9)	First lien senior secured loan	S+	4.00%		8/2030	78,404	78,404	78,545
Accommodations Plus Technologies LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		5/2032	8,105	8,027	8,024
Aurelia Netherlands B.V.(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	4.75%		5/2031	€55,026	62,192	64,656
Boxer Parent Company Inc. (f/k/a BMC)(3)(9)	First lien senior secured loan	S+	3.00%		7/2031	72,884	72,649	72,723
Capstone Acquisition Holdings, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.50%		11/2029	84,714	84,206	84,291
ConnectWise, LLC(3)(9)	First lien senior secured loan	S+	3.50%		9/2028	50,706	50,726	50,762
CoolSys, Inc.(3)(9)	First lien senior secured loan	S+	4.75%		8/2028	13,631	13,013	12,013
CoreTrust Purchasing Group LLC(3)(4)(8)	First lien senior secured loan	S+	5.25%		10/2029	111,766	110,953	111,766
Denali BuyerCo, LLC (dba Summit Companies)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		9/2028	227,803	225,804	232,360
Denali BuyerCo, LLC (dba Summit Companies)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		9/2027	4,981	4,939	5,081
Hercules Borrower, LLC (dba The Vincit Group)(3)(4)(9)	First lien senior secured loan	S+	4.75%		12/2028	148,403	147,971	148,032
Hercules Buyer, LLC (dba The Vincit Group)(3)(4)(6)(32)	Unsecured notes	N/A		0.48%	12/2029	24	24	33
Kaseya Inc.(3)(8)	First lien senior secured loan	S+	3.25%		3/2032	79,600	79,226	79,672
Kaseya Inc.(3)(8)	Second lien senior secured loan	S+	5.00%		3/2033	25,172	25,035	25,162
KPSKY Acquisition, Inc. (dba BluSky)(3)(4)(9)	First lien senior secured loan	S+	5.50%		10/2028	100,400	99,405	91,364
KPSKY Acquisition, Inc. (dba BluSky)(3)(4)(9)	First lien senior secured delayed draw term loan	S+	5.75%		10/2028	72	71	66
DuraServ LLC(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		6/2031	185,115	184,050	183,564
Ping Identity Holding Corp.(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2029	65,314	65,217	65,314
Plano HoldCo, Inc. (dba Perficient)(3)(4)(9)	First lien senior secured loan	S+	3.50%		10/2031	24,875	24,767	24,253
Plusgrade Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	3.50%		3/2031	23,646	23,646	23,646
Red Planet Borrower, LLC (dba Liftoff Mobile)(3)(8)	First lien senior secured loan	S+	4.00%		8/2032	40,000	39,600	38,872
Tecta America Corp.(3)(8)	First lien senior secured loan	S+	3.00%		2/2032	37,240	37,154	37,348
Pye-Barker Fire & Safety, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		5/2031	261,574	260,123	260,920
Pye-Barker Fire & Safety, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.50%		5/2030	4,213	4,082	4,128
XPLOR T1, LLC(3)(4)(9)	First lien senior secured loan	S+	3.50%		6/2031	49,500	49,500	49,376
CMG HoldCo, LLC (dba Crete United)(3)(4)(10)(22)	First lien senior secured loan	S+	4.50%		11/2030	53,100	52,569	53,100
CMG HoldCo, LLC (dba Crete United)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.50%		11/2030	433	342	433
							1,803,695	1,805,504	9.3%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(3)(8)	First lien senior secured loan	S+	4.00%		11/2027	18,916	18,754	18,358
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(3)(4)(8)	Second lien senior secured loan	S+	7.75%		11/2028	40,137	40,130	36,324
DCG ACQUISITION CORP. (dba DuBois Chemical)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		6/2031	104,615	103,690	103,815
Gaylord Chemical Company, L.L.C.(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		12/2027	187,490	186,647	187,490
Rocket BidCo, Inc. (dba Recochem)(3)(4)(9)(31)	First lien senior secured loan	S+	4.75%		11/2030	354,434	348,517	354,434
Velocity HoldCo III Inc. (dba VelocityEHS)(3)(4)(9)	First lien senior secured loan	S+	5.50%		4/2027	2,258	2,242	2,258
Nouryon Finance B.V.(3)(8)(31)	First lien senior secured loan	S+	3.25%		4/2028	12,391	12,391	12,399
Derby Buyer LLC (dba Delrin)(3)(8)	First lien senior secured loan	S+	3.00%		11/2030	57,116	57,115	57,173
							769,486	772,251	4.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(25)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK

Consumer products
ACP Tara Holdings, Inc. (dba Arcadia)(3)(4)(8)	First lien senior secured loan	S+	3.25%		9/2032	20,000	19,950	19,950
Beach Acquisition Bidco, LLC (dba Skechers)(9)	First lien senior secured loan	S+	3.25%		7/2032	35,000	34,916	35,147
Conair Holdings LLC(3)(8)	First lien senior secured loan	S+	3.75%		5/2028	44,569	44,306	27,802
Conair Holdings LLC(3)(4)(8)	Second lien senior secured loan	S+	7.50%		5/2029	22,591	22,388	13,329
Foundation Consumer Brands, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		2/2029	124,312	123,274	123,691
Lignetics Investment Corp.(3)(4)(9)	First lien senior secured loan	S+	5.75%		11/2027	82,923	82,775	82,094
Lignetics Investment Corp.(3)(4)(9)	First lien senior secured loan	S+	5.50%		11/2027	12,559	12,537	12,434
Lignetics Investment Corp.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.75%		10/2026	9,559	9,543	9,444
Olaplex, Inc.(9)(31)	First lien senior secured loan	S+	3.50%		2/2029	20,457	20,280	19,874
SWK BUYER, Inc. (dba Stonewall Kitchen)(3)(4)(9)	First lien senior secured loan	S+	5.25%		3/2029	58,025	57,374	56,864
SWK BUYER, Inc. (dba Stonewall Kitchen)(3)(4)(10)(22)	First lien senior secured revolving loan	S+	5.25%		3/2029	2,720	2,665	2,608
WU Holdco, Inc. (dba PurposeBuilt Brands)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2032	189,644	189,193	189,644
							619,201	592,881	3.1%
Containers and packaging
Anchor Packaging, LLC(3)(8)	First lien senior secured loan	S+	3.25%		7/2029	40,403	40,403	40,544
Arctic Holdco, LLC (dba Novvia Group)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		1/2032	166,015	165,299	166,015
Arctic Holdco, LLC (dba Novvia Group)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		1/2031	947	894	947
Ascend Buyer, LLC (dba PPC Flexible Packaging)(3)(4)(9)	First lien senior secured loan	S+	5.75%		9/2028	81,985	81,374	81,985
Ascend Buyer, LLC (dba PPC Flexible Packaging)(3)(4)(9)	First lien senior secured loan	S+	6.00%		9/2028	8,753	8,647	8,753
Berlin Packaging(3)(8)	First lien senior secured loan	S+	3.25%		6/2031	84,438	84,438	84,649
Clydesdale Acquisition Holdings, Inc. (dba Novolex)(3)(8)(22)	First lien senior secured loan	S+	3.25%		3/2032	98,087	97,344	97,911
Charter NEX US, Inc.(3)(8)	First lien senior secured loan	S+	2.75%		11/2030	25,492	25,492	25,561
Fortis Solutions Group, LLC(3)(4)(9)	First lien senior secured loan	S+	5.50%		10/2028	65,767	65,084	64,452
Fortis Solutions Group, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.50%		10/2027	1,687	1,641	1,552
Indigo Buyer, Inc. (dba Inovar Packaging Group)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		5/2028	125,726	125,041	125,726
Pregis Topco LLC(3)(4)(8)	Second lien senior secured loan	S+	7.75%		8/2029	2,500	2,500	2,500
Pregis Topco LLC(3)(8)	First lien senior secured loan	S+	4.00%		2/2029	16,611	16,573	16,716
Pregis Topco LLC(3)(4)(8)	Second lien senior secured loan	S+	6.75%		8/2029	30,000	30,000	30,000
ProAmpac PG Borrower LLC(3)(9)	First lien senior secured loan	S+	4.00%		9/2028	56,656	56,645	56,786
Tricorbraun Holdings, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		3/2028	51,686	51,440	51,386
							852,815	855,483	4.4%
Distribution
ABB/Con-cise Optical Group LLC(3)(4)(9)	First lien senior secured loan	S+	7.50%		2/2028	33,306	33,067	32,973
AI Aqua Merger Sub, Inc. (dba Culligan)(3)(8)	First lien senior secured loan	S+	3.00%		7/2028	55,985	55,941	56,085
Aramsco, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2030	49,716	48,989	35,671
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(3)(8)	First lien senior secured loan	S+	3.25%		12/2030	92,704	92,698	92,518
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(4)(8)	Second lien senior secured loan	S+	5.25%		12/2031	285,000	282,979	284,288
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		10/2029	175,647	174,283	175,647
Dealer Tire Financial, LLC(4)(6)	Unsecured notes	N/A	8.00%		2/2028	56,120	55,504	55,559
Dealer Tire Financial, LLC(3)(8)	First lien senior secured loan	S+	3.00%		7/2031	30,111	30,111	29,937

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(25)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK

Endries Acquisition, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	107,995	107,444	106,645
Formerra, LLC(3)(4)(8)(22)	First lien senior secured loan	S+	7.25%		11/2028	5,377	5,265	5,377
Foundation Building Materials, Inc.(3)(9)	First lien senior secured loan	S+	4.00%		1/2031	19,737	19,651	19,763
Offen, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		7/2030	16,970	16,806	16,800
White Cap Supply Holdings, LLC(3)(8)	First lien senior secured loan	S+	3.25%		10/2029	47,996	47,817	47,986
							970,555	959,249	5.0%
Education
Ellucian Holdings Inc. (f/k/a Sophia, L.P.)(8)	Second lien senior secured loan	S+	4.75%		11/2032	10,000	9,977	10,208
Learning Care Group (US) No. 2 Inc.(3)(4)(9)	First lien senior secured loan	S+	4.00%		8/2028	41,901	41,887	41,063
Renaissance Learning, Inc.(3)(8)	First lien senior secured loan	S+	4.00%		4/2030	50,148	49,596	43,303
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)(22)	First lien senior secured loan	S+	2.75%	2.25%	10/2031	135,828	134,481	133,960
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(3)(9)	First lien senior secured loan	S+	3.25%		10/2030	15,069	15,069	15,104
							251,010	243,638	1.3%
Energy equipment and services
Dresser Utility Solutions, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		3/2029	89,185	88,522	89,185
							88,522	89,185	0.5%
Financial services
Ascensus Holdings, Inc.(3)(8)	First lien senior secured loan	S+	3.00%		8/2028	21,701	21,701	21,668
Baker Tilly Advisory Group, LP(3)(4)(8)	First lien senior secured loan	S+	4.75%		6/2031	113,144	111,696	113,144
Baker Tilly Advisory Group, LP(3)(4)(8)	First lien senior secured loan	S+	4.50%		6/2031	167,908	167,079	167,068
BCPE Pequod Buyer, Inc. (dba Envestnet)(3)(8)	First lien senior secured loan	S+	3.00%		11/2031	28,431	28,431	28,468
Blackhawk Network Holdings, Inc.(3)(8)	First lien senior secured loan	S+	4.00%		3/2029	122,450	122,450	122,818
BTRS Holdings Inc. (dba Billtrust)(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		12/2028	32,660	32,393	32,660
Citrin Cooperman Advisors LLC(3)(9)	First lien senior secured loan	S+	3.00%		4/2032	16,439	16,362	16,352
Cohnreznick Advisory LLC(3)(9)	First lien senior secured loan	S+	3.50%		3/2032	40,095	39,922	40,119
Continental Finance Company, LLC(3)(4)(8)	First lien senior secured loan	S+	8.00%		3/2029	13,250	13,134	13,118
Computer Services, Inc. (dba CSI)(3)(4)(9)	First lien senior secured loan	S+	5.25%		11/2029	52,116	51,611	52,116
Computer Services, Inc. (dba CSI)(3)(4)(9)	First lien senior secured loan	S+	4.75%		11/2029	18,325	18,244	18,325
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		6/2030	25,215	24,914	25,215
Deerfield Dakota Holdings(3)(4)(9)	First lien senior secured loan	S+	3.00%	2.75%	9/2032	501,829	499,334	499,319
Finastra USA, Inc.(3)(9)(31)	First lien senior secured loan	S+	4.00%		9/2032	175,000	173,259	174,195
Finastra USA, Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	7.25%		9/2029	45,464	45,107	45,691
First Eagle Holdings, Inc.(3)(9)	First lien senior secured loan	S+	3.50%		6/2032	34,167	33,661	33,801
Klarna Holding AB(3)(4)(9)(31)	Subordinated Floating Rate Notes	S+	7.00%		4/2034	1,000	1,000	1,000
KRIV Acquisition Inc. (dba Riveron)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		7/2031	82,031	80,116	81,793
Minotaur Acquisition, Inc. (dba Inspira Financial)(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2030	289,105	286,552	289,105
NMI Acquisitionco, Inc. (dba Network Merchants)(3)(4)(8)	First lien senior secured loan	S+	4.50%		9/2028	12,084	12,058	12,084
OneDigital Borrower LLC(3)(8)	Second lien senior secured loan	S+	5.25%		7/2032	33,800	33,653	34,054
OneDigital Borrower LLC(3)(8)	First lien senior secured loan	S+	3.00%		7/2031	55,233	55,233	55,167
Orion US Finco Inc. (dba OSTTRA)(3)(8)(31)	First lien senior secured loan	S+	3.50%		5/2032	17,500	17,417	17,588

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(25)	Investment	Interest			Maturity Date	Par / Units		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK

Pushpay USA Inc(3)(4)(10)(31)	First lien senior secured loan	S+	3.75%		8/2031		14,888	14,888	14,925
Saphilux S.a.r.L. (dba IQ-EQ)(3)(9)(31)	First lien senior secured loan	S+	3.00%		7/2028		47,596	47,596	47,729
Smarsh Inc.(3)(4)(9)	First lien senior secured loan	S+	4.75%		2/2029		108,377	107,776	108,106
Smarsh Inc.(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.75%		2/2029		3,023	2,988	2,996
								2,058,575	2,068,624	10.7%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(3)(8)	First lien senior secured loan	S+	4.00%		9/2028		13,475	13,407	12,869
Balrog Acquisition, Inc. (dba Bakemark)(3)(4)(8)	Second lien senior secured loan	S+	7.00%		9/2029		6,000	5,970	5,760
Blast Bidco Inc. (dba Bazooka Candy Brands)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2030		35,284	34,590	35,284
Dessert Holdings(8)	First lien senior secured loan	S+	4.00%		6/2028		23,217	23,143	23,178
Eagle Family Foods Group LLC(3)(4)(10)	First lien senior secured loan	S+	5.00%		8/2030		173,356	171,884	173,356
Fiesta Purchaser, Inc. (dba Shearer's Foods)(3)(4)(10)(22)	First lien senior secured revolving loan	S+	3.25%		2/2029		831	579	831
Gehl Foods, LLC(3)(4)(9)	First lien senior secured loan	S+	6.25%		6/2030		135,812	134,579	135,812
Hissho Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		5/2029		122,318	121,708	122,318
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(3)(4)(8)	First lien senior secured loan	S+	6.25%		3/2027		71,703	71,273	71,344
KBP Brands, LLC(3)(4)(9)	First lien senior secured loan	S+	5.50%	0.50%	5/2027		55,674	55,383	54,561
Ole Smoky Distillery, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		3/2028		29,936	29,634	29,487
Savor Acquisition, Inc. (dba Sauer Brands)(3)(8)	First lien senior secured loan	S+	3.00%		2/2032		45,575	45,472	45,826
Rushmore Investment III LLC (dba Winland Foods)(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2030		508,166	503,903	508,166
Tacala, LLC(8)	First lien senior secured loan	S+	3.00%		1/2031		55,086	54,958	55,273
Vital Bidco AB (dba Vitamin Well)(3)(4)(8)(31)	First lien senior secured loan	S+	4.31%		10/2031		224,910	221,108	224,910
								1,487,591	1,498,975	7.8%
Healthcare equipment and services
Azalea TopCo, Inc. (dba Press Ganey)(3)(8)	First lien senior secured loan	S+	3.00%		4/2031		56,876	56,876	56,700
Bamboo US BidCo LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		9/2030		125,719	125,462	125,719
Bamboo US BidCo LLC(3)(4)(14)	First lien senior secured EUR term loan	E+	5.25%		9/2030		€61,143	64,325	71,843
Canadian Hospital Specialties Limited(3)(4)(21)(31)	First lien senior secured loan	C+	4.50%		4/2028	CAD	4,795	3,803	3,396
Canadian Hospital Specialties Limited(3)(4)(21)(22)(31)	First lien senior secured revolving loan	C+	4.50%		4/2027	CAD	366	291	257
Cambrex Corporation(3)(4)(8)	First lien senior secured loan	S+	4.50%		3/2032		223,073	220,979	223,073
Confluent Medical Technologies, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.00%		2/2029		66,258	66,258	66,589
Creek Parent, Inc. (dba Catalent)(3)(4)(8)	First lien senior secured loan	S+	5.00%		12/2031		293,106	288,404	293,106
CSC MKG Topco LLC (dba Medical Knowledge Group)(3)(4)(8)	First lien senior secured loan	S+	5.50%		2/2029		98,010	96,892	97,765
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(3)(4)(13)(22)	First lien senior secured EUR term loan	E+	5.50%		3/2031		€55,480	59,363	63,796
Nelipak Holding Company(3)(4)(8)(22)	First lien senior secured loan	S+	5.50%		3/2031		35,607	35,125	34,828
Packaging Coordinators Midco, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.75%		1/2032		445,091	439,424	442,865
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(3)(4)(9)(22)(31)	First lien senior secured loan	S+	4.75%		1/2028		157,550	157,071	157,550
PerkinElmer U.S. LLC(3)(4)(8)	First lien senior secured loan	S+	4.75%		3/2029		167,087	166,790	167,087
Resonetics, LLC(3)(9)	First lien senior secured loan	S+	2.75%		6/2031		39,900	39,900	39,844
Rhea Parent, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.75%		12/2030		201,786	201,259	201,281

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(25)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK

TBRS, Inc. (dba TEAM Technologies)(3)(4)(9)	First lien senior secured loan	S+	4.75%		11/2031	156,321	155,551	155,539
TBRS, Inc. (dba TEAM Technologies)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.75%		11/2030	1,295	1,205	1,190
Zest Acquisition Corp.(3)(4)(9)	First lien senior secured loan	S+	5.25%		2/2028	19,386	19,386	19,434
							2,198,364	2,221,862	11.5%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(3)(4)(8)	First lien senior secured loan	S+	5.25%		10/2030	20,693	20,450	20,693
Anesthesia Consulting & Management, LP(3)(4)(8)	First lien senior secured loan	S+	5.00%		12/2027	37,578	37,362	37,578
Atlas Borrower, LLC (dba Anovo)(3)(4)(9)	First lien senior secured loan	S+	4.50%		9/2032	94,017	93,086	93,077
Belmont Buyer, Inc. (dba Valenz)(3)(4)(8)	First lien senior secured loan	S+	6.50%		6/2029	68,098	67,137	68,098
Belmont Buyer, Inc. (dba Valenz)(3)(4)(9)	First lien senior secured loan	S+	5.25%		6/2029	42,727	42,471	42,406
Bristol Hospice L.L.C.(3)(4)(8)	First lien senior secured loan	S+	5.00%		8/2032	201,521	200,524	200,513
Commander Buyer, Inc. (dba CenExel)(3)(4)(9)	First lien senior secured loan	S+	4.75%		6/2032	123,800	123,143	123,490
Confluent Health, LLC(3)(4)(8)	First lien senior secured loan	S+	5.00%		11/2028	19,700	19,281	18,666
Covetrus, Inc.(3)(9)	First lien senior secured loan	S+	5.00%		10/2029	35,037	33,940	31,183
Covetrus, Inc.(3)(4)(9)	Second lien senior secured loan	S+	9.25%		10/2030	160,000	157,562	149,200
D4C Dental Brands, Inc.(4)(9)(22)	First lien senior secured loan	S+	4.50%		11/2029	137,882	136,738	137,509
Engage Debtco Limited(4)(9)(31)	First lien senior secured loan	S+	3.03%	4.00%	7/2029	33,038	32,427	32,460
Engage Debtco Limited(3)(4)(9)(31)	First lien senior secured loan	S+	3.18%	2.75%	7/2029	85,055	83,839	81,865
EresearchTechnology, Inc. (dba Clario)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		1/2032	210,617	208,548	210,617
Ex Vivo Parent Inc. (dba OB Hospitalist)(3)(4)(8)	First lien senior secured loan	S+		9.50%	9/2028	46,339	46,011	46,339
KABAFUSION Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		11/2031	111,568	110,531	111,568
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(9)	First lien senior secured loan	S+	4.75%		12/2029	172,310	169,888	172,310
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(3)(4)(10)(22)	First lien senior secured loan	S+	4.00%		9/2030	81,897	81,540	81,897
Maple Acquisition, LLC (dba Medicus)(3)(4)(10)	First lien senior secured loan	S+	5.00%		5/2031	100,537	99,893	100,537
MED ParentCo, LP(3)(8)	First lien senior secured loan	S+	3.25%		4/2031	24,813	24,813	24,848
Natural Partners, LLC(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		11/2030	163,000	161,450	162,592
Neptune Holdings, Inc. (dba NexTech)(3)(4)(9)	First lien senior secured loan	S+	4.50%		8/2030	30,342	30,208	30,342
OB Hospitalist Group, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.25%		9/2027	67,900	67,295	67,900
OneOncology, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		6/2030	202,119	201,145	202,119
OneOncology, LLC(3)(4)(9)	First lien senior secured delayed draw term loan	S+	5.00%		6/2030	124,034	123,254	124,034
Pacific BidCo Inc.(3)(4)(10)(31)	First lien senior secured loan	S+	4.12%	1.88%	8/2029	172,505	169,931	171,211
Pacific BidCo Inc.(3)(4)(10)(31)	First lien senior secured delayed draw term loan	S+	5.75%		8/2029	17,905	17,615	17,771
Pediatric Associates Holding Company, LLC(3)(9)	First lien senior secured loan	S+	3.25%		12/2028	31,979	31,187	30,476
Pediatric Associates Holding Company, LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		12/2028	27,208	26,443	26,596
PetVet Care Centers, LLC(3)(4)(8)	First lien senior secured loan	S+	6.00%		11/2030	238,713	236,814	220,810
PG Buyer, LLC(3)(4)(8)	First lien senior secured loan	S+	4.75%		9/2031	29,509	29,217	29,214
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	88,749	87,962	88,749
Physician Partners, LLC(3)(4)(9)	First lien senior secured loan	S+	6.00%		12/2029	176,769	167,757	150,695
Physician Partners, LLC(3)(9)	First lien senior secured loan	S+	1.50%	2.50%	12/2029	17,993	11,576	7,805
Physician Partners, LLC(4)(9)	First lien senior secured loan	S+	3.00%	2.50%	12/2029	82,363	56,262	38,299

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(25)	Investment	Interest			Maturity Date	Par / Units		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK

Plasma Buyer LLC (dba PathGroup)(3)(4)(9)	First lien senior secured loan	S+	5.75%		5/2029	107,103		105,818	91,841
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)	First lien senior secured delayed draw term loan	S+	6.25%		5/2029	4,042		3,989	3,466
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)	First lien senior secured revolving loan	S+	5.75%		5/2028	12,182		12,076	10,446
PPV Intermediate Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2029	161,354		159,287	161,354
PPV Intermediate Holdings, LLC(3)(4)(9)	First lien senior secured delayed draw term loan	S+	6.00%		8/2029	9,972		9,901	9,972
Premise Health Holding Corp.(3)(4)(9)	First lien senior secured loan	S+	5.25%		3/2031	69,599		68,735	69,599
Quva Pharma, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.50%		4/2028	5,860		5,782	5,714
Quva Pharma, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.50%		4/2026	1,360		1,349	1,325
SimonMed, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		2/2032	261,732		260,403	260,424
SimonMed, Inc.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.75%		2/2031	11,355		11,217	11,201
Soleo Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		2/2032	108,848		108,344	108,848
Soliant Lower Intermediate, LLC (dba Soliant)(3)(10)	First lien senior secured loan	S+	3.75%		7/2031	64,236		61,921	60,703
Unified Women's Healthcare, LP(3)(4)(9)	First lien senior secured loan	S+	5.00%		6/2029	154,919		154,109	154,919
Tivity Health, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2029	74,452		74,452	74,452
Unified Women's Healthcare, LP(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	5.00%		6/2029	114,596		113,883	114,596
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2031	184,048		182,288	183,127
Vermont Aus Pty Ltd(3)(4)(16)(31)	First lien senior secured AUD term loan	B+	5.75%		3/2028	A$	70,168	47,717	46,504
WCG Intermediate Corp. (f/k/a Da Vinci Purchaser Corp.) (dba WCG)(3)(8)	First lien senior secured loan	S+	3.00%		2/2032	29,925		29,802	29,662
								4,618,373	4,551,620	23.6%
Healthcare technology
Athenahealth Group Inc.(3)(8)	First lien senior secured loan	S+	2.75%		2/2029	25,929		25,930	25,864
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2028	52,274		51,865	51,751
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	5.75%		8/2028	25,356		24,921	25,103
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.75%		8/2026	3,879		3,866	3,833
Bracket Intermediate Holding Corp.(3)(8)	First lien senior secured loan	S+	4.25%		5/2028	48,881		48,881	49,106
Color Intermediate, LLC (dba ClaimsXten)(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2029	9,005		9,005	9,005
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		8/2031	354,786		353,020	354,786
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		8/2031	100,391		99,806	99,788
Ensemble RCM, LLC(3)(9)	First lien senior secured loan	S+	3.00%		8/2029	33,468		33,301	33,538
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(8)	First lien senior secured loan	S+	5.75%		10/2028	24,391		24,144	23,903
Himalaya Topco LLC (dba HealthEdge)(3)(4)(8)	First lien senior secured loan	S+	3.00%	2.25%	6/2032	53,056		52,532	52,526
Imprivata, Inc.(3)(9)	First lien senior secured loan	S+	3.00%		12/2027	10,293		10,293	10,328
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured loan	S+	4.00%	2.50%	12/2030	48,788		47,928	48,056
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	6.00%		12/2030	751		700	740
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		6/2030	3,566		3,490	3,496
Inovalon Holdings, Inc.(3)(4)(8)	First lien senior secured loan	S+	2.75%	2.75%	11/2028	308,702		308,287	308,702

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(25)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK

Inovalon Holdings, Inc.(3)(4)(8)	Second lien senior secured loan	S+		8.50%	11/2033	120,066	120,066	120,066
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(3)(4)(9)(31)	First lien senior secured loan	S+	6.50%		8/2026	31,295	31,210	30,982
Interoperability Bidco, Inc. (dba Lyniate)(3)(4)(9)(22)	First lien senior secured loan	S+	5.75%		3/2028	79,159	78,993	77,919
Modernizing Medicine, Inc. (dba ModMed)(3)(4)(9)	First lien senior secured loan	S+	2.50%	2.25%	4/2032	115,234	114,150	114,658
Raven Acquisition Holdings, LLC (dba R1 RCM)(3)(8)	First lien senior secured loan	S+	3.00%		11/2031	46,405	46,230	46,377
RL Datix Holdings (USA), Inc.(3)(4)(10)	First lien senior secured loan	S+	5.00%		4/2031	66,094	66,094	66,094
RL Datix Holdings (USA), Inc.(3)(4)(19)	First lien senior secured GBP term loan	SA+	5.00%		4/2031	£30,607	41,306	41,205
Salinger Bidco Inc. (dba Surgical Information Systems)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2031	59,336	58,553	59,336
Salinger Bidco Inc. (dba Surgical Information Systems)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.75%		5/2031	957	886	957
Zelis Cost Management Buyer, Inc.(3)(8)	First lien senior secured loan	S+	2.75%		9/2029	4,925	4,907	4,911
Zelis Cost Management Buyer, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		11/2031	70,430	70,115	70,394
							1,730,479	1,733,424	9.0%
Household products
Home Service TopCo IV, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		12/2027	35,649	35,649	35,649
Home Service TopCo IV, Inc.(3)(4)(9)	First lien senior secured delayed draw term loan	S+	4.50%		12/2027	2,785	2,751	2,785
Mario Midco Holdings, Inc. (dba Len the Plumber)(3)(4)(8)	Unsecured facility	S+		10.75%	4/2032	36,747	36,224	35,460
Mario Purchaser, LLC (dba Len the Plumber)(3)(4)(8)	First lien senior secured loan	S+	5.75%		4/2029	115,752	114,406	112,280
Mario Purchaser, LLC (dba Len the Plumber)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.75%		4/2028	2,947	2,878	2,706
SimpliSafe Holding Corporation(3)(4)(8)	First lien senior secured loan	S+	6.25%		5/2028	140,028	138,614	140,028
Southern Air & Heat Holdings, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		10/2027	2,234	2,221	2,234
Southern Air & Heat Holdings, LLC(3)(4)(10)(22)	First lien senior secured delayed draw term loan	S+	5.25%		10/2027	10,446	9,848	10,446
Walker Edison Furniture Company LLC(3)(4)(9)(22)(28)(29)	First lien senior secured loan	S+		6.75%	3/2027	5,239	3,746	609
Walker Edison Furniture Company LLC(3)(4)(6)(22)(28)(29)	First lien senior secured loan	N/A		10.00%	2/2026	605	596	600
Walker Edison Furniture Company LLC(3)(4)(9)(28)(29)	First lien senior secured revolving loan	S+	6.25%		3/2027	1,333	1,333	70
							348,266	342,867	1.8%
Human resource support services
AQ Carver Buyer, Inc. (dba CoAdvantage)(3)(9)	First lien senior secured loan	S+	5.50%		8/2029	22,050	21,724	20,954
Cornerstone OnDemand, Inc.(8)	First lien senior secured loan	S+	3.75%		10/2028	19,300	19,252	18,522
Cornerstone OnDemand, Inc.(3)(4)(8)	Second lien senior secured loan	S+	6.50%		10/2029	44,583	44,184	42,131
IG Investments Holdings, LLC (dba Insight Global)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2028	47,358	47,360	47,358
							132,520	128,965	0.7%
Infrastructure and environmental services
AWP Group Holdings, Inc.(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		12/2030	44,163	44,164	43,689
Azuria Water Solutions, Inc. (f/k/a Aegion Corporation)(8)	First lien senior secured loan	S+	3.00%		5/2028	36,572	36,572	36,583
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.00%		1/2031	64,671	64,089	64,671
GI Apple Midco LLC (dba Atlas Technical Consultants)(3)(4)(8)	First lien senior secured loan	S+	6.75%		4/2030	92,708	91,586	92,013

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(25)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK

GI Apple Midco LLC (dba Atlas Technical Consultants)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	6.75%		4/2029	237	106	154
KENE Acquisition, Inc. (dba Entrust Solutions Group)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		2/2031	17,446	17,109	17,446
Osmose Utilities Services, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		6/2028	3,660	3,635	3,461
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		3/2029	41,115	40,672	41,115
USIC Holdings, Inc.(4)(9)(22)	First lien senior secured loan	S+	5.50%		9/2031	38,666	38,332	37,569
USIC Holdings, Inc.(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		9/2031	1,683	1,642	1,550
Vessco Midco Holdings, LLC(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		7/2031	84,631	83,848	84,631
W.A. Kendall and Company, LLC(3)(4)(10)(22)	First lien senior secured loan	S+	5.75%		4/2030	53,292	52,333	52,281
W.A. Kendall and Company, LLC(3)(4)(10)(22)	First lien senior secured revolving loan	S+	5.88%		4/2030	3,467	3,391	3,386
							477,479	478,549	2.5%
Insurance
Acrisure, LLC(3)(6)(31)	Unsecured notes	N/A	8.50%		6/2029	18,375	18,375	19,272
Acrisure, LLC(3)(8)	First lien senior secured loan	S+	3.00%		11/2030	58,742	58,742	58,578
Acrisure, LLC(3)(8)	First lien senior secured loan	S+	3.25%		11/2032	9,630	9,607	9,610
Alera Group, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		5/2032	75,000	74,639	75,248
Alera Group, Inc.(3)(8)	Second lien senior secured loan	S+	5.50%		5/2033	125,000	124,392	128,363
AmeriLife Holdings LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		8/2029	286,864	283,997	285,429
AmeriLife Holdings LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	4.81%		8/2029	29,546	29,422	29,391
AmeriLife Holdings LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		8/2028	5,565	5,336	5,398
Ardonagh Midco 3 PLC(3)(9)(31)	First lien senior secured loan	S+	2.75%		2/2031	57,213	57,154	56,881
Asurion, LLC(3)(8)	First lien senior secured loan	S+	3.25%		7/2027	9,948	9,937	9,942
Asurion, LLC(3)(8)	Second lien senior secured loan	S+	5.25%		1/2029	104,017	100,452	99,347
Asurion, LLC(3)(8)	Second lien senior secured loan	S+	5.25%		1/2028	42,700	40,993	41,525
Atlas US Finco, Inc. (dba Nearmap)(3)(4)(9)(31)	First lien senior secured loan	S+	5.00%		12/2029	73,286	72,941	72,920
Brightway Holdings, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.75%		12/2027	26,684	26,522	26,684
Brightway Holdings, LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.75%		12/2027	1,538	1,528	1,538
CFC USA 2025 LLC (dba CFC Insurance)(3)(4)(9)(31)	First lien senior secured loan	S+	3.75%		7/2032	80,000	79,221	76,200
Diamond Mezzanine 24 LLC (dba United Risk)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		10/2030	129,919	129,316	129,919
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(4)(9)	First lien senior secured loan	S+	3.25%		8/2031	25,000	24,938	24,938
Evolution BuyerCo, Inc. (dba SIAA)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		4/2030	224,155	223,301	224,155
Galway Borrower LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	4.50%		9/2028	9,368	9,298	9,368
Hyperion Refinance S.à r.l (dba Howden Group)(3)(8)(31)	First lien senior secured loan	S+	3.50%		4/2030	16,913	16,834	16,898
IMA Financial Group, Inc.(3)(8)	First lien senior secured loan	S+	3.00%		11/2028	43,722	43,699	43,722
Integrated Specialty Coverages, LLC(3)(4)(8)	First lien senior secured loan	S+	4.75%		7/2030	100,680	100,285	100,680
Integrity Marketing Acquisition, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		8/2028	377,221	375,663	377,221
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(3)(4)(8)	First lien senior secured loan	S+		10.60%	7/2030	18,531	18,426	18,531
KWOR Acquisition, Inc. (dba Alacrity Solutions)(3)(4)(9)	First lien senior secured loan	S+	1.00%	5.25%	2/2030	17,813	17,736	17,724
KWOR Acquisition, Inc. (dba Alacrity Solutions)(3)(4)(9)	First lien senior secured loan	S+	5.25%		2/2030	240	240	239

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(25)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK

KWOR Intermediate I, Inc. (dba Alacrity Solutions)(3)(4)(9)	First lien senior secured loan	S+		8.00%	2/2030	6,149	6,097	6,088
Mitchell International, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		6/2031	39,847	39,678	39,787
Mitchell International, Inc.(3)(8)	Second lien senior secured loan	S+	5.25%		6/2032	32,700	32,556	32,275
Simplicity Financial Marketing Group Holdings, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		12/2031	162,057	160,451	162,057
Summit Acquisition Inc. (dba K2 Insurance Services)(3)(8)	First lien senior secured loan	S+	3.50%		10/2031	23,760	23,760	23,829
THG Acquisition, LLC (dba Hilb)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		10/2031	96,591	95,617	96,061
Trucordia Insurance Holdings, LLC(3)(8)	First lien senior secured loan	S+	3.25%		6/2032	104,000	103,748	104,135
Trucordia Insurance Holdings, LLC(3)(4)(8)	Second lien senior secured loan	S+	5.75%		6/2033	275,750	273,060	275,750
Truist Insurance Holdings, LLC(3)(9)	First lien senior secured loan	S+	2.75%		5/2031	3,500	3,492	3,494
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		12/2029	43,130	42,919	43,130
							2,734,372	2,746,327	14.2%
Internet software and services
Activate Holdings (US) Corp. (dba Absolute Software)(3)(4)(9)(31)	First lien senior secured loan	S+	5.50%		7/2030	5,668	5,648	5,668
AI Titan Parent, Inc. (dba Prometheus Group)(3)(4)(8)	First lien senior secured loan	S+	4.50%		8/2031	33,962	33,664	33,623
AlphaSense, Inc.(3)(4)(9)	First lien senior secured loan	S+	6.25%		6/2029	3,533	3,505	3,516
Anaplan, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		6/2029	262,988	262,988	262,988
Appfire Technologies, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		3/2028	14,722	14,643	14,722
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(9)	First lien senior secured loan	S+	4.75%		1/2031	121,518	120,533	121,518
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.34%		1/2031	825	765	825
Armstrong Bidco Limited(3)(4)(19)(31)	First lien senior secured GBP term loan	SA+	5.25%		6/2029	£40,433	49,013	54,162
Artifact Bidco, Inc. (dba Avetta)(3)(4)(9)	First lien senior secured loan	S+	4.25%		7/2031	15,498	15,432	15,498
Avalara, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		3/2032	33,042	33,042	33,032
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(3)(4)(8)	First lien senior secured loan	S+	6.00%		3/2031	17,955	17,735	17,955
Barracuda Parent, LLC(3)(9)	First lien senior secured loan	S+	4.50%		8/2029	14,046	13,782	11,727
Barracuda Parent, LLC(3)(4)(9)	Second lien senior secured loan	S+	7.00%		8/2030	93,250	91,253	70,404
Barracuda Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	6.50%		8/2029	34,116	33,235	31,131
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)	First lien senior secured loan	S+	2.50%	3.00%	10/2028	219,085	219,055	219,085
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2027	4,547	4,496	4,547
BCTO BSI Buyer, Inc. (dba Buildertrend)(3)(4)(9)	First lien senior secured loan	S+	6.50%		12/2026	1,193	1,190	1,193
BCTO WIW Holdings, Inc. (dba When I Work)(3)(4)(6)	Senior convertible notes	N/A		5.50%	8/2030	3,823	3,823	3,823
By Light Professional IT Services LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		7/2031	92,725	91,372	91,334
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		8/2027	10,045	9,954	9,776
CivicPlus, LLC(3)(4)(9)	First lien senior secured loan	S+	5.50%		8/2030	39,078	38,893	38,980
Cloud Software Group, Inc.(3)(9)	First lien senior secured loan	S+	3.25%		3/2031	79,612	79,612	79,882
Cloud Software Group, Inc.(3)(9)	First lien senior secured loan	S+	3.25%		8/2032	54,319	54,319	54,477
Clover Holdings 2, LLC (dba Cohesity)(3)(8)	First lien senior secured loan	S+	3.75%		12/2031	76,006	75,245	75,983
Coupa Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		2/2030	24,040	24,040	24,040

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(25)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK

CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(3)(4)(10)	Unsecured notes	S+		11.75%	6/2034	11,486	11,378	11,486
Crewline Buyer, Inc. (dba New Relic)(3)(4)(8)	First lien senior secured loan	S+	6.75%		11/2030	171,701	169,634	170,414
Databricks, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.50%		1/2031	73,469	73,139	73,469
Delta TopCo, Inc. (dba Infoblox, Inc.)(3)(8)	Second lien senior secured loan	S+	5.25%		11/2030	72,075	71,672	71,650
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)(3)(4)(8)	First lien senior secured loan	S+	5.50%		8/2032	252,841	249,097	249,048
Diamond Insure Bidco (dba Acturis)(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	4.00%		7/2031	€3,123	3,295	3,670
Diamond Insure Bidco (dba Acturis)(3)(4)(19)(31)	First lien senior secured GBP term loan	SA+	4.25%		7/2031	£10,210	12,687	13,745
EET Buyer, Inc. (dba e-Emphasys)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		11/2027	46,681	46,382	46,681
Einstein Parent, Inc. (dba Smartsheet)(3)(4)(9)	First lien senior secured loan	S+	6.50%		1/2031	76,841	76,084	76,073
Entrata, Inc.(3)(4)(8)	First lien senior secured loan	S+	3.00%		9/2032	5,000	4,988	4,988
Flexera Software LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		8/2032	105,380	105,124	105,116
Flexera Software LLC(3)(4)(13)	First lien senior secured EUR term loan	E+	4.75%		8/2032	€31,803	37,155	37,275
Forescout Technologies, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		5/2031	9,167	9,127	9,167
Granicus, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.25%	1/2031	33,450	33,190	33,450
Granicus, Inc.(3)(4)(9)	First lien senior secured delayed draw term loan	S+	3.00%	2.25%	1/2031	4,955	4,917	4,943
GS Acquisitionco, Inc. (dba insightsoftware)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		5/2028	9,598	9,586	9,523
Hyland Software, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		9/2030	144,659	144,659	144,659
Icefall Parent, Inc. (dba EngageSmart)(3)(4)(9)	First lien senior secured loan	S+	4.50%		1/2030	27,961	27,961	27,961
Infobip Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	5.75%		6/2029	12,935	12,754	12,741
JS Parent, Inc. (dba Jama Software)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2031	903	899	903
KnowBe4, Inc.(3)(9)	First lien senior secured loan	S+	3.75%		7/2032	43,000	42,894	43,000
Litera Bidco LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		5/2028	42,968	42,811	42,968
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(3)(4)(8)(31)	First lien senior secured loan	S+	4.50%		7/2028	166,821	166,672	166,821
Ministry Brands Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	52,529	51,974	52,135
Mitnick Corporate Purchaser, Inc.(4)(9)(22)	First lien senior secured revolving loan	S+	3.50%		5/2027	2,063	2,066	(656)
PDI TA Holdings, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		2/2031	62,149	61,357	61,824
Perforce Software, Inc.(3)(8)	First lien senior secured loan	S+	4.75%		3/2031	4,938	4,917	4,382
Perforce Software, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		6/2029	14,553	14,365	13,352
Project Alpha Intermediate Holding, Inc. (dba Qlik)(3)(9)	First lien senior secured loan	S+	3.25%		10/2030	24,503	24,449	24,559
Proofpoint, Inc.(3)(8)	First lien senior secured loan	S+	3.00%		8/2028	48,787	48,549	48,914
QAD, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		11/2027	45,930	45,930	45,930
Sophos Holdings, LLC(3)(8)(31)	First lien senior secured loan	S+	3.50%		3/2027	38,204	38,063	38,231
Securonix, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.00%	3.75%	4/2029	30,513	30,338	27,385
Sitecore Holding III A/S(3)(4)(14)	First lien senior secured EUR term loan	E+	3.25%	4.00%	3/2029	€26,049	27,407	30,607
Sitecore Holding III A/S(3)(4)(9)	First lien senior secured loan	S+	3.25%	4.00%	3/2029	4,503	4,481	4,503
Sitecore USA, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.00%	4.00%	3/2029	27,148	27,018	27,148
Storable, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		4/2031	64,659	64,552	64,782
Storable Intermediate Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+		6.00%	4/2032	29,377	29,239	29,377
Spaceship Purchaser, Inc. (dba Squarespace)(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2031	125,067	124,507	125,067
Tricentis Operations Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	1.38%	4.88%	2/2032	51,521	51,055	51,005

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(25)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK

Thunder Purchaser, Inc. (dba Vector Solutions)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		6/2028	44,440	44,252	44,440
VIRTUSA CORPORATION(3)(8)	First lien senior secured loan	S+	3.25%		2/2029	29,453	29,471	29,049
Zendesk, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		11/2028	155,035	152,836	155,035
							3,530,168	3,516,709	18.2%
Leisure and entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(3)(4)(10)(31)	First lien senior secured loan	S+	5.25%		7/2031	341,349	337,524	341,349
Bally’s Corporation(3)(9)(31)	First lien senior secured loan	S+	3.25%		10/2028	76,492	75,856	74,136
Cirque du Soleil Canada, Inc.(9)(31)	First lien senior secured loan	S+	3.75%		3/2030	22,325	22,324	21,336
Eternal Buyer, LLC (dba Wedgewood Weddings)(3)(4)(8)	First lien senior secured loan	S+	4.75%		6/2032	77,054	76,680	76,668
Troon Golf, L.L.C.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		8/2028	379,773	379,569	379,773
							891,953	893,262	4.6%
Manufacturing
ACR Group Borrower, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		3/2028	1,881	1,869	1,881
ACR Group Borrower, LLC(3)(4)(9)	First lien senior secured loan	S+	4.25%		3/2028	3,950	3,926	3,950
ACR Group Borrower, LLC(3)(4)(9)	First lien senior secured loan	S+	5.75%		3/2028	849	842	849
ACR Group Borrower, LLC(3)(4)(12)(22)	First lien senior secured revolving loan	P+	3.25%		3/2026	125	124	125
Chariot Buyer LLC (dba Chamberlain Group)(3)(8)	First lien senior secured loan	S+	3.00%		9/2032	28,694	28,694	28,705
CPM Holdings, Inc.(8)	First lien senior secured loan	S+	4.50%		9/2028	4,773	4,654	4,758
Engineered Machinery Holdings, Inc. (dba Duravant)(4)(9)	Second lien senior secured loan	S+	6.50%		5/2029	37,181	37,080	37,181
Engineered Machinery Holdings, Inc. (dba Duravant)(4)(9)	Second lien senior secured loan	S+	6.00%		5/2029	19,160	19,131	19,112
Engineered Machinery Holdings, Inc. (dba Duravant)(3)(9)	First lien senior secured loan	S+	3.50%		5/2028	9,018	8,888	9,060
Faraday Buyer, LLC (dba MacLean Power Systems)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2028	133,904	132,099	133,904
FR Flow Control CB LLC (dba Trillium Flow Technologies)(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		12/2029	140,472	139,555	140,472
FR Flow Control CB LLC (dba Trillium Flow Technologies)(3)(4)(8)(22)(31)	First lien senior secured revolving loan	S+	5.25%		12/2029	2,573	2,427	2,573
Gloves Buyer, Inc. (dba Protective Industrial Products)(3)(8)	First lien senior secured loan	S+	4.00%		5/2032	148,000	147,290	143,412
Helix Acquisition Holdings, Inc. (dba MW Industries)(3)(4)(8)	First lien senior secured loan	S+	7.00%		3/2030	61,484	60,135	61,023
MADISON IAQ LLC(3)(10)	First lien senior secured loan	S+	3.25%		4/2032	39,900	39,519	40,068
MHE Intermediate Holdings, LLC (dba OnPoint Group)(3)(4)(9)(22)	First lien senior secured loan	S+	6.00%		7/2027	61,081	60,856	59,184
MHE Intermediate Holdings, LLC (dba OnPoint Group)(3)(4)(9)	First lien senior secured loan	S+	6.25%		7/2027	4,620	4,580	4,504
Pro Mach Group, Inc.(3)(8)	First lien senior secured loan	S+	2.75%		8/2028	53,508	53,508	53,578
Sonny's Enterprises, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		8/2028	165,202	163,688	163,963
Sonny's Enterprises, LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	6.50%		8/2028	8,735	8,609	8,735
Sonny's Enterprises, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.50%		8/2027	10,394	10,231	10,200
							927,705	927,237	4.8%
Pharmaceuticals
Opal US LLC(3)(9)(31)	First lien senior secured loan	S+	3.25%		4/2032	22,500	22,392	22,545
Puma Buyer, LLC (dba PANTHERx)(3)(4)(9)	First lien senior secured loan	S+	4.25%		3/2032	130,019	129,098	130,019
							151,490	152,564	0.8%
Professional services
AmSpec Parent, LLC(3)(9)(22)	First lien senior secured loan	S+	3.50%		12/2031	36,708	36,703	36,822
Apex Group Treasury LLC(3)(9)(31)	First lien senior secured loan	S+	3.50%		2/2032	132,609	132,273	129,466
Certinia Inc.(3)(4)(9)	First lien senior secured loan	S+	5.25%		8/2030	44,007	43,473	44,007

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(25)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK

DCCM, LLC(3)(4)(8)	First lien senior secured loan	S+	4.75%		6/2032	53,641	53,123	53,105
Element Materials Technology(3)(9)(31)	First lien senior secured loan	S+	3.68%		6/2029	27,179	27,179	27,323
EP Purchaser, LLC (dba Entertainment Partners)(3)(4)(8)	First lien senior secured loan	S+	4.50%		11/2028	29,324	28,698	26,978
Essential Services Holding Corporation (dba Turnpoint)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		6/2030	871	837	817
Essential Services Holding Corporation (dba Turnpoint)(3)(4)(9)	First lien senior secured loan	S+	5.00%		6/2031	35,548	35,242	35,104
Gerson Lehrman Group, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2028	165,599	164,705	165,599
Guidehouse Inc.(3)(4)(8)	First lien senior secured loan	S+	3.00%	2.00%	12/2030	108,243	108,243	107,702
Paris US Holdco, Inc. (dba Precinmac)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		12/2031	70,097	69,385	69,900
Relativity ODA LLC(3)(4)(8)	First lien senior secured loan	S+	4.50%		5/2029	32,738	32,633	32,738
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(9)	First lien senior secured loan	S+	7.00%		5/2028	254,971	254,457	254,971
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(14)	First lien senior secured EUR term loan	E+	7.25%		5/2028	€43,694	47,371	51,341
Sovos Compliance, LLC(3)(8)	First lien senior secured loan	S+	3.25%		8/2029	48,504	48,504	48,548
Thevelia (US) LLC (dba Tricor)(9)(31)	First lien senior secured loan	S+	3.00%		6/2029	10,963	10,963	10,928
Vensure Employer Services, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.98%		9/2031	185,648	183,998	183,791
Vistage International, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.75%		7/2029	29,612	29,612	29,464
							1,307,399	1,308,604	6.8%
Specialty retail
Galls, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%	1.50%	3/2030	140,922	139,099	140,922
Galls, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	6.00%		3/2030	4,317	4,142	4,317
Ideal Image Development, LLC(3)(4)(9)(22)(28)(29)	First lien senior secured loan	S+		6.50%	2/2029	3,467	3,259	464
Ideal Image Development, LLC(3)(4)(9)(22)(28)(29)	First lien senior secured revolving loan	S+	6.00%		2/2029	697	681	242
Milan Laser Holdings LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		4/2027	19,854	19,793	19,556
Notorious Topco, LLC (dba Beauty Industry Group)(3)(4)(9)(28)(29)	First lien senior secured loan	S+	4.75%	2.50%	11/2027	233,214	230,090	138,762
Notorious Topco, LLC (dba Beauty Industry Group)(3)(4)(9)(28)(29)	First lien senior secured revolving loan	S+	6.75%		5/2027	5,282	5,254	3,143
The Shade Store, LLC(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2029	104,360	102,556	98,359
The Shade Store, LLC(3)(4)(9)	First lien senior secured loan	S+	7.00%		10/2029	13,792	13,656	13,344
The Shade Store, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	6.00%		10/2028	8,425	8,402	7,804
							526,932	426,913	2.2%
Telecommunications
CCI BUYER, INC. (dba Consumer Cellular)(3)(4)(9)	First lien senior secured loan	S+	5.00%		5/2032	497,022	492,252	494,537
EOS Finco S.A.R.L(3)(9)(28)(29)(31)	First lien senior secured loan	S+		6.00%	10/2029	85,876	68,077	21,538
Level 3 Financing, Inc.(3)(8)(31)	First lien senior secured loan	S+	3.25%		3/2032	100,000	100,000	100,000
Park Place Technologies, LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		3/2031	92,295	91,553	92,295
Park Place Technologies, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		3/2030	3,507	3,432	3,507
PPT Holdings III, LLC (dba Park Place Technologies)(3)(4)(6)	First lien senior secured loan	N/A		12.75%	3/2034	33,357	32,726	33,357
							788,040	745,234	3.9%
Transportation
Lightbeam Bidco, Inc. (dba Lazer Spot)(3)(4)(9)	First lien senior secured loan	S+	5.00%		5/2030	138,201	138,209	138,201
Motus Group, LLC(3)(9)	First lien senior secured loan	S+	3.75%		12/2028	32,199	32,188	32,131
							170,397	170,332	0.9%
Total non-controlled/non-affiliated debt investments							$31,880,479	$31,680,328	164.0%
Total non-controlled/non-affiliated misc. debt commitments(22)(23)(Note 7)							$(17,707)	$(12,141)	(0.1)%
Total non-controlled/non-affiliated portfolio company debt investments							$31,862,772	$31,668,187	163.9%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(25)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK

Equity Investments
Asset based lending and fund finance
Amergin Asset Management, LLC(3)(4)(29)(30)	Specialty finance equity investment	N/A			N/A	50,000,000	$1	$2,576
							1	2,576	—%
Automotive services
Percheron Horsepower-A LP (dba Big Brand Tire & Service)(3)(4)(22)(29)(30)(31)	Limited Partner Interest	N/A			N/A	70,844	71,293	70,844
CD&R Value Building Partners I, L.P. (dba Belron)(3)(5)(29)(30)(31)	LP Interest	N/A			N/A	36,993	35,998	51,334
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(3)(4)(6)(30)	Series A Convertible Preferred Stock	N/A		7.00%	N/A	10,769	14,432	14,626
							121,723	136,804	0.7%
Buildings and real estate
Dodge Construction Network Holdings, L.P.(3)(4)(29)(30)	Class A-2 Common Units	N/A			N/A	—	123	16
Dodge Construction Network Holdings, L.P.(3)(4)(9)(30)	Series A Preferred Units	S+		8.25%	N/A	143,963	3	2
							126	18	—%
Business services
Denali Holding, LP (dba Summit Companies)(3)(4)(29)(30)	Class A Units	N/A			N/A	686,513	7,077	19,559
Hercules Buyer, LLC (dba The Vincit Group)(3)(4)(29)(30)(32)	Common Units	N/A			N/A	10,000	12	13
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(3)(4)(10)(30)	Perpetual Preferred Stock	S+		10.75%	N/A	29,412	43,393	43,853
							50,482	63,425	0.3%
Consumer products
ASP Conair Holdings LP(3)(4)(29)(30)	Class A Units	N/A			N/A	9,286	929	526
							929	526	—%
Containers and packaging
TCB Holdings I LLC (dba TricorBraun)(3)(4)(6)(30)	Class A Preferred Units	N/A		14.00%	N/A	87,500	90,011	90,289
							90,011	90,289	0.5%
Financial services
Vestwell Holdings, Inc.(3)(4)(29)(30)	Series D Preferred Stock	N/A			N/A	50,726	1,007	1,075
							1,007	1,075	—%
Food and beverage
Hissho Sushi Holdings, LLC(3)(4)(29)(30)	Class A Units	N/A			N/A	941,780	7,536	14,109
							7,536	14,109	0.1%
Healthcare equipment and services
KPCI Holdings, L.P.(3)(4)(29)(30)(31)	Class A Units	N/A			N/A	1,781	2,313	5,096
Maia Aggregator, LP(3)(4)(29)(30)	Class A-2 Units	N/A			N/A	12,921,348	12,921	12,520
Patriot Holdings SCSp (dba Corza Health, Inc.)(3)(4)(29)(30)(31)	Class B Units	N/A			N/A	17,221	180	80
Patriot Holdings SCSp (dba Corza Health, Inc.)(3)(4)(6)(30)(31)	Class A Units	N/A		8.00%	N/A	1,251	1,641	1,629
Rhea Acquisition Holdings, LP(3)(4)(29)(30)	Series A-2 Units	N/A			N/A	11,964,286	11,964	14,020
							29,019	33,345	0.2%
Healthcare providers and services
Baypine Commander Co-Invest, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	6,753	6,753	6,753
KOBHG Holdings, L.P. (dba OB Hospitalist)(3)(4)(29)(30)	Class A Interests	N/A			N/A	3,520	3,520	3,423
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(29)(30)	Class A Interest	N/A			N/A	1,205	12,048	16,723

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(25)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK

Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(3)(4)(29)(30)	Common Equity	N/A			N/A	1,329	3,563	3,500
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(3)(4)(6)(30)	Series A Preferred Stock	N/A		15.00%	N/A	27,355	35,008	31,502
XOMA Corporation(3)(4)(29)(30)	Warrants	N/A			N/A	54,000	369	998
							61,261	62,899	0.3%
Healthcare technology
BEHP Co-Investor II, L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	1,269,969	822	1,670
Minerva Holdco, Inc.(3)(4)(6)(30)	Senior A Preferred Stock	N/A		10.75%	N/A	100,000	146,426	146,243
ModMed Software Midco Holdings, Inc. (dba ModMed)(3)(4)(6)(30)	Series A Preferred Units	N/A		13.00%	N/A	25,474	24,837	25,028
Orange Blossom Parent, Inc.(3)(4)(29)(30)	Common Units	N/A			N/A	16,667	1,667	1,720
WP Irving Co-Invest, L.P.(3)(4)(29)(30)(31)	Partnership Units	N/A			N/A	1,250,000	737	1,644
							174,489	176,305	0.9%
Household products
Walker Edison Holdco LLC(3)(4)(29)(30)	Common Units	N/A			N/A	29,167	2,821	—
							2,821	—	—%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(3)(4)(6)(30)	Series A Preferred Stock	N/A		10.50%	N/A	12,750	18,449	16,779
							18,449	16,779	0.1%
Insurance
Accelerate Topco Holdings, LLC(3)(4)(29)(30)	Common Units	N/A			N/A	91,806	2,535	4,379
Evolution Parent, LP (dba SIAA)(3)(4)(29)(30)	LP Interest	N/A			N/A	2,703	270	349
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(3)(4)(29)(30)	LP Interest	N/A			N/A	49,976	508	421
Hockey Parent Holdings, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	25,000	25,000	30,000
KWOR Intermediate I, Inc. (dba Alacrity Solutions)(3)(4)(29)(30)	Class A-1 Common Stock	N/A			N/A	3,605	1,726	1,726
KWOR Intermediate I, Inc. (dba Alacrity Solutions)(3)(4)(9)(30)	Preferred Stock	S+		8.00%	N/A	3,856	4,101	4,097
PCF Holdco, LLC (dba Trucordia)(3)(4)(29)(30)	Warrants	N/A			N/A	1,503,286	5,129	3,955
PCF Holdco, LLC (dba Trucordia)(3)(4)(6)(30)	Preferred equity	N/A		14.00%	N/A	27,771	20,807	27,771
							60,076	72,698	0.4%
Internet software and services
AlphaSense, LLC(3)(4)(29)(30)	Series E Preferred Shares	N/A			N/A	84,645	765	1,013
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(3)(4)(29)(30)	Common Units	N/A			N/A	1,729,439	1,729	2,902
Chrome Investors LP(3)(4)(6)(22)(29)(30)(31)	LP Interest	N/A			N/A	7,339,000	7,341	7,339
Elliott Alto Co-Investor Aggregator L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	6,530	6,572	13,482
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	989	989	1,239
Bird Holding B.V. (fka MessageBird Holding B.V.)(3)(4)(29)(30)(31)	Extended Series C Warrants	N/A			N/A	7,980	49	9
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Preferred equity	N/A			N/A	13,037	13,037	13,037
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Series B Preferred Shares	N/A			N/A	22,879	8,691	8,691

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(25)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK

Project Alpine Co-Invest Fund, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	17,000	17,012	22,325
Project Hotel California Co-Invest Fund, L.P.(3)(29)(30)(31)	LP Interest	N/A			N/A	3,522	3,507	6,258
Thunder Topco L.P. (dba Vector Solutions)(3)(4)(29)(30)	Common Units	N/A			N/A	712,884	713	848
WMC Bidco, Inc. (dba West Monroe)(3)(4)(6)(30)	Senior Preferred Stock	N/A		11.25%	N/A	33,385	51,247	51,206
Zoro TopCo, Inc.(3)(4)(9)(30)	Series A Preferred Equity	S+		9.50%	N/A	16,562	16,655	16,957
Zoro TopCo, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	1,380,129	13,801	15,491
							142,108	160,797	0.8%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(3)(4)(29)(30)	LP Interest	N/A			N/A	1,218	134	189
							134	189	—%
Specialty retail
Ideal Topco, L.P.(3)(4)(29)(30)	Class A-2 Common Units	N/A			N/A	3,109,756	—	—
Ideal Topco, L.P.(3)(4)(29)(30)	Class A-1 Preferred Units	N/A			N/A	6,128,049	7,116	—
							7,116	—	—%
Total non-controlled/non-affiliated portfolio company equity investments							$767,288	$831,834	4.3%
Total non-controlled/non-affiliated portfolio company investments							$32,630,060	$32,500,021	168.2%

Non-controlled/affiliated portfolio company investments
Debt Investments(7)
Education
Pluralsight, LLC(3)(4)(9)(24)	First lien senior secured loan	S+		7.50%	8/2029	1,345	$1,345	$1,332
Pluralsight, LLC(3)(4)(9)(24)	First lien senior secured loan	S+	3.00%	1.50%	8/2029	1,206	1,206	1,194
							2,551	2,526	—%
Total non-controlled/affiliated debt investments							$2,551	$2,526	—%
Total non-controlled/affiliated misc. debt commitments(22)(23)(Note 7)							$—	$(7)	—%
Total non-controlled/affiliated portfolio company debt investments							$2,551	$2,519	—%

Equity Investments
Education
Paradigmatic Holdco LLC (dba Pluralsight)(3)(4)(24)(29)(30)	Common stock	N/A			N/A	396,827	$1,053	$655
							1,053	655	—%
Pharmaceuticals
LSI Financing 1 DAC(3)(4)(24)(30)(31)	Specialty finance equity investment	N/A			N/A	4,161	4,211	3,960
							4,211	3,960	—%
Total non-controlled/affiliated portfolio company equity investments							$5,264	$4,615	—%
Total non-controlled/affiliated portfolio company investments							$7,815	$7,134	—%

Controlled/affiliated portfolio company investments
Debt Investments(7)
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(6)(24)(31)	Specialty finance debt investment	N/A		12.00%	7/2030	55,871	$55,871	$55,871
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(6)(24)(31)	Specialty finance debt investment	N/A		12.00%	11/2030	76,451	76,451	76,451
							132,322	132,322	0.7%
Total controlled/affiliated portfolio company debt investments							$132,322	$132,322	0.7%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(25)	Investment	Interest			Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK

Equity Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(22)(24)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	26,517	$26,557	$39,719
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(24)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	29,407	29,448	44,907
Blue Owl Cross-Strategy Opportunities LLC(3)(5)(24)(30)(31)(34)	Specialty finance equity investment	N/A			N/A	11,669	11,669	11,667
							67,674	96,293	0.5%
Insurance
Fifth Season Investments LLC(3)(4)(24)(26)(30)	Specialty finance equity investment	N/A			N/A	28	279,477	310,949
							279,477	310,949	1.6%
Joint ventures
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(5)(24)(30)(31)	LLC Interest	N/A			N/A	314,800	314,808	286,290
Blue Owl Credit SLF LLC(3)(5)(24)(30)(31)	LLC Interest	N/A			N/A	46,300	46,339	45,842
							361,147	332,132	1.7%
Pharmaceuticals
LSI Financing LLC(3)(5)(22)(24)(30)(31)	Specialty finance equity investment	N/A			N/A	314,782	314,782	333,824
							314,782	333,824	1.7%
Total controlled/affiliated portfolio company equity investments							$1,023,080	$1,073,198	5.6%
Total controlled/affiliated portfolio company investments							$1,155,402	$1,205,520	6.2%
Total Investments							$33,793,277	$33,712,675	174.5%

	Interest Rate and Cross-currency Swaps as of September 30, 2025
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)	Hedged Instrument	Footnote Reference
Interest rate swap(a)(b)(c)	7.75%	S + 4.33%	9/16/2027	$600,000	$(1,557)	$—	$(1,557)	September 2027 Notes	Note 5
Cross-currency swap(a)(b)(c)(f)	6.50%	S + 2.67%	10/23/2027	253,779	(1,752)	—	18,883	AUD 2027 Notes	Note 5
Interest rate swap(b)(c)(e)	6.50%	B + 2.72%	10/23/2027	46,893	234	—	281	AUD 2027 Notes	Note 5
Interest rate swap(a)(b)(d)	5.90%	S + 2.18%	5/23/2028	500,000	3,914	—	3,914	May 2028 Notes	Note 5
Interest rate swap(a)(b)(c)	7.95%	S + 3.79%	5/13/2028	650,000	11,397	—	10,895	June 2028 Notes	Note 5
Interest rate swap(a)(b)(c)	7.75%	S + 3.65%	1/15/2029	550,000	10,690	—	11,089	January 2029 Notes	Note 5
Interest rate swap(a)(b)(c)	6.60%	S + 2.39%	8/15/2029	900,000	26,244	—	22,499	September 2029 Notes	Note 5
Interest rate swap(a)(b)(c)	5.80%	S + 2.62%	2/15/2030	1,000,000	(10,927)	—	33,592	March 2030 Notes	Note 5
Interest rate swap(b)(d)(g)	4.25%	E + 1.93%	1/31/2031	587,487	(2,102)	—	(2,102)	EUR 2031 Notes	Note 5
Interest rate swap(a)(b)(d)	6.65%	S + 2.90%	1/15/2031	750,000	10,301	—	10,301	March 2031 Notes	Note 5
Total				$5,838,159	$46,442	$—	$107,795
________
(a) Contains a variable rate structure. Bears interest at a rate determined by SOFR.
(b) Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in net carrying value of the hedging item within interest expense.
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
(g) Contains a variable rate structure. Bears interest at a rate determined by EURIBOR.

(1)Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 30 for additional information on our restricted securities.

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

(2)The amortized cost represents the original cost adjusted for the amortization and accretion of premiums and discounts, as applicable, on debt investments using the effective interest method.
(3)Represents a co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions”.
(4)Investments were valued using unobservable inputs and are considered Level 3 investments.
(5)Investment measured at net asset value (“NAV”).
(6)Investment contains a fixed-rate structure.
(7)Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”) (which can include one-, three-, six- or twelve-month SOFR), Euro Interbank Offered Rate (“EURIBOR”or “E”) (which can include one-, three- or six-month EURIBOR), Canadian Overnight Repo Rate Average (“CORRA” or “C”) (which can include one- or three-month CORRA), Australian Bank Bill Swap Bid Rate (“BBSY” or “B”) (which can include one-, three-, or six-month BBSY), Sterling (SP) Overnight Interbank Average Rate (“SONIA” or “SA”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“Prime” or “P”), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(8)The interest rate on these investments is subject to 1 month SOFR, which as of September 30, 2025 was 4.13%.
(9)The interest rate on these investments is subject to 3 month SOFR, which as of September 30, 2025 was 3.98%.
(10)The interest rate on these investments is subject to 6 month SOFR, which as of September 30, 2025 was 3.85%.
(11)Reserved.
(12)The interest rate on these investments is subject to Prime, which as of September 30, 2025 was 7.25%.
(13)The interest rate on these investments is subject to 1 month EURIBOR, which as of September 30, 2025 was 1.93%.
(14)The interest rate on these investments is subject to 3 month EURIBOR, which as of September 30, 2025 was 2.03%.
(15)Reserved.
(16)The interest rate on these investments is subject to 1 month BBSY, which as of September 30, 2025 was 3.49%.
(17)Reserved.
(18)Reserved.
(19)The interest rate on these investments is subject to SONIA, which as of September 30, 2025 was 3.97%.
(20)Reserved.
(21)The interest rate on these investments is subject to 3 month CORRA, which as of September 30, 2025 was 2.45%.
(22)Position or portion thereof is a partially unfunded debt or equity commitment. See Note 7 “Commitments and Contingencies”.

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
Non-controlled/non-affiliated - debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	$—	$108,341	$—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	9/2026	—	6,792	(34)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	716	(4)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	12/2025	—	707	(4)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	2/2027	—	34,240	(86)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	6/2026	29,546	2,726	—
AmSpec Parent, LLC	First lien senior secured delayed draw term loan	12/2026	2,128	3,200	—
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	12/2025	490	3,726	—
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	6/2026	—	2,688	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	2/2027	—	10,410	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	1/2027	10,952	6,747	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	3,793	—
Associations, Inc.	First lien senior secured delayed draw term loan	2/2027	8,165	73,488	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	11,963	26,493	—
Baker Tilly Advisory Group, LP	First lien senior secured delayed draw term loan	6/2027	—	57,843	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	11/2026	12,412	14,500	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	10/2025	19,029	7,364	—
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured delayed draw term loan	1/2026	—	11,083	—
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured delayed draw term loan	10/2025	1,689	3,458	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
Brightway Holdings, LLC	First lien senior secured delayed draw term loan	1/2027	6,301	3,158	—
Cambrex Corporation	First lien senior secured delayed draw term loan	3/2027	—	33,294	—
Cambrex Corporation	First lien senior secured delayed draw term loan	9/2026	—	62,427	—
Capstone Acquisition Holdings, Inc.	First lien senior secured delayed draw term loan	8/2026	—	1,789	(2)
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	1/2027	112	8,843	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	11/2025	—	14,508	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured delayed draw term loan	9/2027	—	11,077	—
Citrin Cooperman Advisors LLC	First lien senior secured delayed draw term loan	4/2027	—	1,061	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	5/2027	—	9,178	—
Cohnreznick Advisory LLC	First lien senior secured delayed draw term loan	3/2027	—	9,305	—
Commander Buyer, Inc. (dba CenExel)	First lien senior secured delayed draw term loan	6/2027	—	33,764	—
Clydesdale Acquisition Holdings, Inc. (dba Novolex)	First lien senior secured delayed draw term loan	12/2025	51	1,667	—
CMG HoldCo, LLC (dba Crete United)	First lien senior secured delayed draw term loan	7/2027	—	10,141	—
CMG HoldCo, LLC (dba Crete United)	First lien senior secured delayed draw term loan	7/2027	17,653	24,779	—
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	2/2026	—	25,566	—
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	5/2026	—	23,639	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	6/2027	—	2,174	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	6/2026	2,015	2,463	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	7/2027	6,578	28,260	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	7/2027	30,117	10,039	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2027	—	6,726	—
Databricks, Inc.	First lien senior secured delayed draw term loan	7/2026	—	16,531	—
DCCM, LLC	First lien senior secured delayed draw term loan	6/2027	—	26,232	(131)
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	6/2026	9,539	6,360	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	1/2027	33,586	36,736	—
DuraServ LLC	First lien senior secured delayed draw term loan	3/2027	7,355	65,043	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	1/2027	6,818	1,705	—
EresearchTechnology, Inc. (dba Clario)	First lien senior secured delayed draw term loan	1/2027	4,666	28,660	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured delayed draw term loan	6/2026	—	6,970	(52)
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured delayed draw term loan	6/2027	—	15,411	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	12/2025	15,403	10,606	—
Faraday Buyer, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	11/2025	—	14,307	—
First Eagle Holdings, Inc.	First lien senior secured delayed draw term loan	6/2027	—	5,833	(62)
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured delayed draw term loan	6/2026	—	28,307	—
Galls, LLC	First lien senior secured delayed draw term loan	3/2026	22,562	16,641	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	7/2026	8,046	41,658	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	3/2026	121	204	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	5/2027	—	888	(4)

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	12/2025	—	8,132	(20)
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured delayed draw term loan	6/2027	—	7,290	(36)
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured delayed draw term loan	12/2027	—	7,290	(36)
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	7/2026	1,696	11,732	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	12/2025	751	5,819	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	26,770	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	6/2026	—	5,079	(76)
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	2/2027	—	6,577	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured delayed draw term loan	2/2026	771	6,695	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	9/2027	—	16,994	(4)
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured delayed draw term loan	2/2027	—	3,857	(19)
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured delayed draw term loan	8/2027	—	100,870	—
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured delayed draw term loan	9/2026	9,429	42,140	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	8,719	767	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	3,981	—
MAJCO LLC (dba Big Brand Tire & Service)	First lien senior secured delayed draw term loan	6/2026	—	101,216	(253)
MAJCO LLC (dba Big Brand Tire & Service)	First lien senior secured delayed draw term loan	9/2027	—	236,170	(590)
ManTech International Corporation	First lien senior secured delayed draw term loan	12/2025	—	672	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	5/2026	—	20,448	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	5/2026	—	41,960	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2/2026	3,599	10,394	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	3/2027	—	25,362	(317)
Nelipak Holding Company	First lien senior secured delayed draw term loan	3/2027	—	11,787	(147)
OneOncology, LLC	First lien senior secured delayed draw term loan	3/2027	97,769	23,512	—
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	4/2026	—	236,996	—
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured delayed draw term loan	12/2026	—	18,063	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured delayed draw term loan	1/2026	6,539	6,941	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	11/2025	—	31,691	(2,060)
PG Buyer, LLC	First lien senior secured delayed draw term loan	9/2027	—	7,074	(35)
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	5/2026	12,390	72,730	—
Raven Acquisition Holdings, LLC (dba R1 RCM)	First lien senior secured delayed draw term loan	10/2026	—	3,332	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	14,908	—
Savor Acquisition, Inc. (dba Sauer Brands)	First lien senior secured delayed draw term loan	3/2027	—	4,310	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	5,742	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	4,589	22,638	—
SimonMed, Inc.	First lien senior secured delayed draw term loan	2/2027	22,957	23,019	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	11,919	28,267	—
Smarsh Inc.	First lien senior secured delayed draw term loan	1/2027	—	20,347	—
Soleo Holdings, Inc.	First lien senior secured delayed draw term loan	2/2027	—	15,932	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	6/2026	3,565	41,416	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	6/2027	8,735	9,957	—
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	10/2027	10,446	20,889	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2026	—	7,482	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	17,957	—
Spotless Brands, LLC	First lien senior secured delayed draw term loan	3/2027	—	82,000	(308)
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured delayed draw term loan	10/2026	—	37,550	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	7/2027	2,965	7,115	—
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured delayed draw term loan	11/2026	—	18,303	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	10/2026	3,361	17,345	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	10/2026	20,420	6,858	—
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	9/2026	27,243	27,449	—
Tricentis Operations Holdings, Inc.	First lien senior secured delayed draw term loan	2/2027	—	10,055	(50)
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	10/2026	43,332	9,868	—
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	9/2027	—	23,439	—
USIC Holdings, Inc.	First lien senior secured delayed draw term loan	9/2026	1,016	1,216	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured delayed draw term loan	8/2026	6,180	7,774	—
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	9/2026	—	13,111	(66)
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	7/2026	12,977	10,907	—
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	3/2027	297	131	—
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	2/2026	—	253	—
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	2/2026	134	88	—
W.A. Kendall and Company, LLC	First lien senior secured delayed draw term loan	12/2026	11,441	47,840	—
Wrench Group LLC	First lien senior secured delayed draw term loan	9/2027	—	38,885	(32)
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured delayed draw term loan	4/2027	—	46,130	—
Zendesk, Inc.	First lien senior secured delayed draw term loan	11/2025	11,061	24,308	—
ACR Group Borrower, LLC	First lien senior secured revolving loan	3/2026	125	750	—
Accommodations Plus Technologies LLC	First lien senior secured revolving loan	5/2032	—	1,250	(13)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	7/2029	—	352	—
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	44,919	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	4,245	(42)
Alera Group, Inc.	First lien senior secured revolving loan	5/2030	—	12,500	—
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	5,565	27,827	—
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	16,528	—
Anesthesia Consulting & Management, LP	First lien senior secured revolving loan	12/2027	—	2,951	—
Appfire Technologies, LLC	First lien senior secured revolving loan	3/2028	350	1,283	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	825	7,672	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured revolving loan	1/2031	947	10,889	—
Atlas Borrower, LLC (dba Anovo)	First lien senior secured revolving loan	9/2032	—	15,983	(160)
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	2,710	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	9/2028	—	8,187	—
Associations, Inc.	First lien senior secured revolving loan	7/2028	—	25,389	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
Atlas US Finco, Inc. (dba Nearmap)	First lien senior secured revolving loan	12/2028	—	7,697	(38)
AWP Group Holdings, Inc.	First lien senior secured revolving loan	12/2030	2,467	3,338	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	1,995	—
Baker Tilly Advisory Group, LP	First lien senior secured revolving loan	6/2030	—	43,084	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	—	20,128	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	4,547	13,789	—
BCPE Pequod Buyer, Inc. (dba Envestnet)	First lien senior secured revolving loan	11/2029	—	16,634	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2026	3,879	776	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	12/2026	—	161	—
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured revolving loan	6/2029	—	6,650	—
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	10/2029	—	4,179	—
Bristol Hospice L.L.C.	First lien senior secured revolving loan	8/2032	—	19,229	(96)
Brightway Holdings, LLC	First lien senior secured revolving loan	12/2027	1,538	567	—
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	12/2028	3,255	1,808	—
By Light Professional IT Services LLC	First lien senior secured revolving loan	7/2031	—	7,025	(105)
Cambrex Corporation	First lien senior secured revolving loan	3/2032	—	29,133	—
Canadian Hospital Specialties Limited	First lien senior secured revolving loan	4/2027	263	163	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	8/2027	206	675	—
CCI BUYER, INC. (dba Consumer Cellular)	First lien senior secured revolving loan	5/2032	—	29,023	(145)
Certinia Inc.	First lien senior secured revolving loan	8/2030	—	4,412	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured revolving loan	1/2030	—	3,692	—
CivicPlus, LLC	First lien senior secured revolving loan	8/2030	—	2,894	(7)
CMG HoldCo, LLC (dba Crete United)	First lien senior secured revolving loan	11/2030	433	11,117	—
Commander Buyer, Inc. (dba CenExel)	First lien senior secured revolving loan	6/2032	—	22,509	(56)
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	10/2029	—	14,183	—
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	—	1,664	—
CPM Holdings, Inc.	First lien senior secured revolving loan	6/2028	—	5,000	(17)
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	42,297	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured revolving loan	6/2029	—	2,239	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	17,226	(129)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	50,193	—
D4C Dental Brands, Inc.	First lien senior secured revolving loan	11/2029	1,638	11,464	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	6/2031	—	15,899	(119)
DCCM, LLC	First lien senior secured revolving loan	6/2032	—	10,493	(105)
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	9/2027	4,981	4,981	—
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)	First lien senior secured revolving loan	8/2032	—	25,284	(379)
Deerfield Dakota Holdings	First lien senior secured revolving loan	9/2032	—	47,046	(235)
Diamond Mezzanine 24 LLC (dba United Risk)	First lien senior secured revolving loan	10/2030	1,976	4,199	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	3/2029	—	10,552	—
DuraServ LLC	First lien senior secured revolving loan	6/2030	—	24,256	(182)

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
Eagle Family Foods Group LLC	First lien senior secured revolving loan	8/2030	—	20,344	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	—	3,387	—
Einstein Parent, Inc. (dba Smartsheet)	First lien senior secured revolving loan	1/2031	—	7,949	(79)
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	6/2030	871	3,485	—
EresearchTechnology, Inc. (dba Clario)	First lien senior secured revolving loan	10/2031	—	16,663	—
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured revolving loan	6/2032	—	15,411	(77)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	4/2030	—	12,968	—
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2/2029	831	15,785	—
Flexera Software LLC	First lien senior secured revolving loan	8/2032	—	8,085	(20)
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2030	—	1,320	—
Formerra, LLC	First lien senior secured revolving loan	11/2028	53	474	—
Fortis Solutions Group, LLC	First lien senior secured revolving loan	10/2027	1,687	5,060	—
Foundation Consumer Brands, LLC	First lien senior secured revolving loan	2/2029	—	3,411	(17)
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured revolving loan	12/2029	2,573	20,587	—
Galls, LLC	First lien senior secured revolving loan	3/2030	4,317	11,380	—
Galway Borrower LLC	First lien senior secured revolving loan	9/2028	1,322	4,944	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	12/2027	1,907	2,066	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2028	—	8,404	—
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	4/2029	237	10,844	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	—	1,673	(33)
Granicus, Inc.	First lien senior secured revolving loan	1/2031	—	4,633	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	5/2028	83	165	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	12/2028	—	12,595	(31)
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured revolving loan	6/2032	—	8,202	(82)
Hissho Parent, LLC	First lien senior secured revolving loan	5/2029	—	11,009	—
Home Service TopCo IV, Inc.	First lien senior secured revolving loan	12/2027	—	3,359	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	6,978	—
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	2,749	—
Ideal Image Development, LLC	First lien senior secured revolving loan	2/2029	1,556	583	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	9/2028	—	4,866	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	5/2028	—	12,700	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	3,566	1,126	—
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	7/2029	—	5,934	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	17,886	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)*	First lien senior secured revolving loan	8/2026	2,049	—	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	2,407	3,611	—
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2028	—	23,738	—
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	88	—
KABAFUSION Parent, LLC	First lien senior secured revolving loan	11/2031	—	8,903	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured revolving loan	2/2031	—	2,242	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	7/2031	1,402	13,133	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	35,632	—
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	2/2030	—	2,877	(14)
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured revolving loan	9/2029	—	8,600	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	5/2029	—	11,685	—
Lignetics Investment Corp.	First lien senior secured revolving loan	10/2026	9,559	1,912	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	337	1,929	—
MAJCO LLC (dba Big Brand Tire & Service)	First lien senior secured revolving loan	9/2032	—	67,477	(337)
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	7/2028	—	2,419	—
ManTech International Corporation	First lien senior secured revolving loan	9/2028	—	1,806	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	5/2030	—	15,336	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	4/2028	2,947	5,091	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	7/2027	1,429	2,143	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	4/2026	—	2,553	(38)
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	—	4,746	(36)
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	25,814	—
Mitnick Corporate Purchaser, Inc.	First lien senior secured revolving loan	5/2027	2,063	7,313	—
Modernizing Medicine, Inc. (dba ModMed)	First lien senior secured revolving loan	4/2032	—	10,683	(53)
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	21,041	—
Natural Partners, LLC	First lien senior secured revolving loan	11/2030	—	11,814	(30)
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	3/2031	310	4,422	—
Nelipak Holding Company	First lien senior secured revolving loan	3/2031	5,454	3,343	—
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	8/2029	—	4,118	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2028	—	558	—
Notorious Topco, LLC (dba Beauty Industry Group)*	First lien senior secured revolving loan	5/2027	5,282	—	—
OAC Holdings I Corp. (dba Omega Holdings)	First lien senior secured revolving loan	3/2028	—	2,573	(26)
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	9/2027	—	7,993	—
Offen, Inc.	First lien senior secured revolving loan	7/2029	—	2,268	(23)
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3/2028	—	3,302	(50)
OneOncology, LLC	First lien senior secured revolving loan	6/2029	—	41,243	—
Packaging Coordinators Midco, Inc.	First lien senior secured revolving loan	1/2032	—	44,948	(225)
Packaging Coordinators Midco, Inc.	First lien senior secured revolving loan	12/2032	—	9,809	(49)
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured revolving loan	12/2031	452	8,580	—
Park Place Technologies, LLC	First lien senior secured revolving loan	3/2030	3,507	6,610	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	1/2028	554	7,206	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	2/2031	2,009	3,013	—
PG Buyer, LLC	First lien senior secured revolving loan	9/2031	—	4,042	(40)
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	—	33,258	(2,494)
Valeris, Inc. (fka Phantom Purchaser, Inc.)	First lien senior secured revolving loan	9/2031	—	33,898	(169)
Ping Identity Holding Corp.	First lien senior secured revolving loan	10/2028	—	6,597	—
Plasma Buyer LLC (dba PathGroup)*	First lien senior secured revolving loan	5/2028	12,182	—	—
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	8/2029	—	11,854	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
Premise Health Holding Corp.	First lien senior secured revolving loan	2/2030	—	8,191	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	5/2030	4,213	29,489	—
Puma Buyer, LLC (dba PANTHERx)	First lien senior secured revolving loan	3/2032	—	21,023	—
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	6,000	—
Quva Pharma, Inc.*	First lien senior secured revolving loan	4/2026	455	—	—
Relativity ODA LLC	First lien senior secured revolving loan	5/2029	—	2,797	—
Rhea Parent, Inc.	First lien senior secured revolving loan	12/2030	—	21,596	(54)
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	—	13,053	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	957	4,785	—
Soleo Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	15,932	—
Securonix, Inc.	First lien senior secured revolving loan	4/2028	—	5,339	(547)
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	—	20,562	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	—	16,326	(204)
SimonMed, Inc.	First lien senior secured revolving loan	2/2031	11,355	19,334	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	20,119	—
Smarsh Inc.	First lien senior secured revolving loan	2/2029	3,023	7,773	—
Soliant Lower Intermediate, LLC (dba Soliant)	First lien senior secured revolving loan	6/2031	—	15,556	(856)
Sonny's Enterprises, LLC	First lien senior secured revolving loan	8/2027	10,394	15,507	—
Southern Air & Heat Holdings, LLC	First lien senior secured revolving loan	10/2027	90	192	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	14,965	—
Spotless Brands, LLC	First lien senior secured revolving loan	7/2028	898	1,347	—
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured revolving loan	10/2030	9,951	5,069	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	3/2029	2,720	2,859	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2029	—	5,336	—
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured revolving loan	11/2030	1,295	19,623	—
The Shade Store, LLC	First lien senior secured revolving loan	10/2028	8,425	2,376	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	10/2031	769	9,589	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	—	1,021	—
Tricentis Operations Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	6,284	(63)
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2028	—	27,449	—
Truist Insurance Holdings, LLC	First lien senior secured revolving loan	5/2029	—	7,019	(11)
Unified Women's Healthcare, LP	First lien senior secured revolving loan	6/2029	—	8,120	—
USIC Holdings, Inc.	First lien senior secured revolving loan	9/2031	1,683	3,145	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	12/2029	—	4,975	—
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	4/2027	—	142	—
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	7/2031	—	7,962	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	—	52,912	—
Walker Edison Furniture Company LLC*	First lien senior secured revolving loan	3/2027	1,333	—	—
W.A. Kendall and Company, LLC	First lien senior secured revolving loan	4/2030	3,467	4,672	—
Wrench Group LLC	First lien senior secured revolving loan	9/2031	—	38,885	(227)
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured revolving loan	4/2032	—	14,351	—
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	14,587	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
Proofpoint, Inc.	Second lien senior secured term loan	5/2033	—	35,963	—
Proofpoint, Inc.	Second lien senior secured term loan	5/2033	—	35,748	—
Total non-controlled/non-affiliated - debt commitments			$776,567	$4,878,403	$(12,141)
Non-controlled/non-affiliated - equity commitments
Percheron Horsepower-A LP (dba Big Brand Tire & Service)	Limited Partner Interest	N/A	70,844	12,389	—
Chrome Investors LP	LP Interest	N/A	7,339	1,835	—
Total non-controlled/non-affiliated - equity commitments			$78,183	$14,224	$—
Non-controlled/affiliated - debt commitments
Pluralsight, LLC	First lien senior secured delayed draw term loan	8/2029	$—	$496	$(5)
Pluralsight, LLC	First lien senior secured revolving loan	8/2029	—	198	(2)
Total non-controlled/affiliated - debt commitments			$—	$694	$(7)
Controlled/affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	Specialty finance equity investment	N/A	$26,517	$40,929	$—
LSI Financing LLC	Specialty finance equity investment	N/A	314,782	119,025	—
Total controlled/affiliated - equity commitments			$341,299	$159,954	$—
Total Portfolio Company Commitments			$1,196,049	$5,053,275	$(12,148)
*Fully funded
(23)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.
(24)As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies, including through a management agreement. As defined in the 1940 Act, the Company is an “affiliated person” of this portfolio company if the Company owns more than 5% or more of the portfolio company’s outstanding voting securities. Transactions related to the Company’s investments in non-controlled affiliates and controlled affiliates for the period ended September 30, 2025 were as follows:

Company	Fair value as of December 31, 2024	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair value as of September 30, 2025	Dividend Income	Interest and PIK Income	Other Income
Controlled Affiliates
AAM Series 2.1 Aviation Feeder, LLC(c)	$77,680	$36,761	$(2,132)	$9,049	$—	$121,358	$—	$5,158	$—
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	75,112	10,946	(86)	9,618	—	95,590	—	4,571	—
Blue Owl Credit SLF LLC	4,294	42,068	—	(520)	—	45,842	1,563	—	—
Blue Owl Cross-Strategy Opportunities LLC	—	11,669	—	(2)	—	11,667	34	—	—
Fifth Season Investments LLC	223,274	77,102	—	10,573	—	310,949	22,430	—	—
LSI Financing LLC	293,775	221,546	(195,467)	13,970	—	333,824	14,935	—	—
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)	311,609	—	—	(25,319)	—	286,290	29,235	—	—
Total	$985,744	$400,092	$(197,685)	$17,369	$—	$1,205,520	$68,197	$9,729	$—

Non-Controlled Affiliates
LSI Financing 1 DAC	$4,771	$—	$(618)	$(193)	$—	$3,960	$343	$—	$—
Pluralsight, LLC	3,477	128	—	(431)	—	3,174	—	196	2
Total	$8,248	$128	$(618)	$(624)	$—	$7,134	$343	$196	$2

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2025
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
(27)As of September 30, 2025, the net estimated unrealized loss on investments for U.S. federal income tax purposes was $44.9 million based on a tax cost basis of $33.8 billion. As of September 30, 2025, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $405.7 million. As of September 30, 2025, the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $360.8 million.
(28)Investment was on non-accrual status as of September 30, 2025.
(29)Investment is non-income producing.
(30)Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted security” under the Securities Act. As of September 30, 2025, the aggregate fair value of these securities is $1.91 billion, or 9.9% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC**	LLC Interest	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC**	LLC Interest	July 1, 2022
Accelerate Topco Holdings, LLC	Common Units	September 1, 2022
Amergin Asset Management, LLC	Class A Units	July 1, 2022
AlphaSense, LLC	Series E Preferred Shares	June 27, 2024
ASP Conair Holdings LP	Class A Units	May 17, 2021
Baypine Commander Co-Invest, LP	LP Interest	June 6, 2025
BEHP Co-Investor II, L.P.	LP Interest	May 6, 2022
Blue Owl Credit SLF LLC*	LLC Interest	August 1, 2024
Blue Owl Cross-Strategy Opportunities LLC**	Limited Partner Interest	September 19, 2025
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Chrome Investors LP	LP Interest	January 25, 2025
Denali Holding, LP (dba Summit Companies)	Class A Units	September 14, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	March 16, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	March 16, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Fifth Season Investments LLC**	Class A Units	October 17, 2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 28, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
Hissho Sushi Holdings, LLC	Class A Units	May 17, 2022
Hockey Parent Holdings, L.P.	Class A Common Units	September 14, 2023
Ideal Topco, L.P.	Class A-1 Preferred Units	February 20, 2024
Ideal Topco, L.P.	Class A-2 Common Units	February 20, 2024
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 22, 2022
KWOR Intermediate I, Inc. (dba Alacrity Solutions)	Preferred Stock	February 28, 2025
KWOR Intermediate I, Inc. (dba Alacrity Solutions)	Class A-1 Common Stock	February 28, 2025
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
KPCI Holdings, L.P.	Class A Units	November 25, 2020
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	December 12, 2023
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	Common Equity	January 8, 2025
LSI Financing 1 DAC**	Preferred equity	December 14, 2022
LSI Financing LLC**	Common Equity	November 25, 2024
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
ModMed Software Midco Holdings, Inc. (dba ModMed)	Series A Preferred Units	April 30, 2025
Bird Holding B.V. (fka MessageBird Holding B.V.)	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 3, 2021
Minerva Holdco, Inc.	Senior A Preferred Stock	February 14, 2022
Nscale Global Holdings Limited	Series B Preferred Shares	September 29, 2025
Nscale Global Holdings Limited	Preferred equity	September 29, 2025
Orange Blossom Parent, Inc.	Common Units	July 29, 2022
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)*	LLC Interest	November 2, 2022
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba Trucordia)	Preferred equity	February 16, 2023
PCF Holdco, LLC (dba Trucordia)	Warrants	February 16, 2023
Paradigmatic Holdco LLC (dba Pluralsight)	Common stock	August 22, 2024
Percheron Horsepower-A LP (dba Big Brand Tire & Service)	Limited Partner Interest	September 23, 2025
Project Alpine Co-Invest Fund, LP	LP Interest	June 13, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 9, 2022
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November 15, 2023
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October 14, 2021
TCB Holdings I LLC (dba TricorBraun)	Class A Preferred Units	January 31, 2025
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
Vestwell Holdings, Inc.	Series D Preferred Stock	December 20, 2023
Walker Edison Holdco LLC	Common Units	March 1, 2023
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
XOMA Corporation	Warrants	December 15, 2023
Zoro TopCo, L.P.	Class A Common Units	November 22, 2022
Zoro TopCo, Inc.	Series A Preferred Equity	November 22, 2022
*Refer to Note 4 “Investments - OCIC SLF LLC” and “Investments - Blue Owl Credit SLF LLC”, for further information.
** Refer to Note 3 “Agreements and Related Party Transactions - Controlled/Affiliated Portfolio Companies”.

(31)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2025, non-qualifying assets represented 12.8% of total assets as calculated in accordance with the regulatory requirements.
(32)We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(33)Reserved.
(34)BOCSO was formed to invest in alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of September 30, 2025, the portfolio consists of one investment with a cost and fair value of $24.6 million and $24.6 million, respectively. As of September 30, 2025, the portfolio industry composition was 100.0% ABF – Commercial Real Estate.

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

Blue Owl Credit Income Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$421,272	$357,412	$1,187,770	$975,355
Net change in unrealized gain (loss)	(14,151)	(22,852)	(110,412)	(45,547)
Net realized gain (loss) on investments	(28,141)	(3,040)	(78,461)	(7,528)
Net Increase (Decrease) in Net Assets Resulting from Operations	378,980	331,520	998,897	922,280
Distributions
Class S	(144,524)	(102,803)	(403,783)	(275,076)
Class D	(13,963)	(11,354)	(40,726)	(31,930)
Class I	(315,977)	(203,759)	(853,702)	(537,157)
Net Decrease in Net Assets Resulting from Shareholders’ Distributions	(474,464)	(317,916)	(1,298,211)	(844,163)
Capital Share Transactions
Class S:
Issuance of shares of common stock	448,027	415,669	1,476,927	1,416,115
Share transfers between classes(1)	(37,972)	(2)	(71,667)	(2,359)
Repurchase of common shares	(81,852)	(46,534)	(242,912)	(130,889)
Reinvestment of shareholders’ distributions	67,281	44,786	185,033	115,812
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	395,484	413,919	1,347,381	1,398,679
Class D:
Issuance of shares of common stock	30,607	23,049	101,633	104,938
Share transfers between classes(1)	6,427	—	5,122	(338,702)
Repurchase of common shares	(19,255)	(2,153)	(40,331)	(32,065)
Reinvestment of shareholders’ distributions	4,505	3,490	13,037	11,909
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	22,284	24,386	79,461	(253,920)
Class I:
Issuance of shares of common stock	1,563,513	935,902	3,960,701	2,821,926
Share transfers between classes(1)	31,545	2	66,545	341,061
Repurchase of common shares	(216,956)	(102,943)	(702,970)	(282,674)
Reinvestment of shareholders’ distributions	126,120	85,133	348,146	221,346
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	1,504,222	918,094	3,672,422	3,101,659
Total Increase (Decrease) in Net Assets	1,826,506	1,370,003	4,799,950	4,324,535
Net Assets, at beginning of period	17,495,046	11,847,078	14,521,602	8,892,546
Net Assets, at end of period	$19,321,552	$13,217,081	$19,321,552	$13,217,081

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

Blue Owl Credit Income Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$998,897	$922,280
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(12,719,296)	(10,921,288)
Proceeds from investments and investment repayments, net	5,471,356	2,957,831
Net change in unrealized (gain) loss on investments	141,700	45,930
Net change in unrealized (gain) loss on interest rate swap attributed to unsecured notes	118,027	55,256
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(32,509)	(1,299)
Net change in unrealized (gain) loss on income tax (provision) benefit	1,221	916
Net realized (gain) loss on investments	50,103	6,009
Net realized (gain) loss on foreign currency transactions relating to investments	(2,196)	124
Net realized (gain) loss on foreign currency transactions relating to debt	31,683	—
Paid-in-kind interest and dividends	(131,388)	(142,185)
Net amortization/accretion of premium/discount on investments	(78,191)	(100,363)
Amortization of debt issuance costs	37,403	21,575
Amortization of offering costs	3,856	3,083
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable	(39,303)	(52,880)
(Increase) decrease in receivable from controlled affiliates	4,867	(4,810)
(Increase) decrease in receivable for investments sold	403,233	(4,082)
(Increase) decrease in prepaid expenses and other assets	(79,239)	(209,712)
Increase (decrease) in payable for investments purchased	46,506	120,656
Increase (decrease) in payables to affiliates	13,121	19,239
Increase (decrease) in accrued expenses and other liabilities	(152,102)	39,214
Net cash used in operating activities	(5,912,251)	(7,244,506)
Cash Flows from Financing Activities
Borrowings on debt	13,293,078	12,363,000
Repayments of debt	(11,623,055)	(8,378,000)
Deferred offering costs paid	(6,284)	(1,821)
Debt issuance costs paid	(47,782)	(83,897)
Repurchase of common stock	(861,353)	(408,182)
Proceeds from issuance of common shares	5,539,261	4,342,979
Distributions paid to shareholders	(697,503)	(450,210)
Net cash provided by financing activities	5,596,362	7,383,869
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $(165,302) and $(26,056), respectively)	(315,889)	139,363
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $182,030 and $40,872, respectively)	1,006,483	415,384
Cash and restricted cash, including foreign cash, end of period (restricted cash of $16,728 and $14,816, respectively)	$690,594	$554,747
Supplemental and Non-Cash Information
Interest paid during the period	$758,328	$531,411
Distributions declared during the period	$1,298,211	$844,163
Reinvestment of distributions during the period	$546,216	$349,067
Taxes, including excise tax, paid during the period	$10,033	$2,206
Distributions payable	$206,969	$138,816
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Organization and Principal Business

Blue Owl Credit Income Corp. (the “Company”) is a Maryland corporation formed on April 22, 2020. The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Company was formed primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Within this space, the Company predominantly focuses on investing in institutionally-backed, upper middle market businesses, which the Company categorizes as those that generate greater than $50 million of EBITDA annually. The Company invests in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities which include common and preferred stock, securities convertible into common stock, and warrants. The Company may make investments with shorter or longer maturities from time to time. The Company intends, under normal circumstances, to invest directly, or indirectly through its investments in OCIC SLF LLC (f/k/a Blue Owl Credit Income Senior Loan Fund LLC) (“OCIC SLF”) and Blue Owl Credit SLF LLC (“Credit SLF”) or any similarly situated companies, at least 80% of the value of its total assets in credit investments. The Company defines “credit” to mean debt investments made in exchange for regular interest payments. The target credit investments will typically have maturities between three and ten years and generally range in size between $20 million and $500 million, although the investment size will vary with the size of the Company’s capital base. The Company may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets, which are often referred to as “junk” investments.

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

Since meeting the minimum offering requirement and commencing its continuous public offering through September 30, 2025, the Company has issued 676,165,226 shares of Class S common stock, 100,682,514 shares of Class D common stock and

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
1,365,724,054 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $6.40 billion, $0.94 billion and $12.85 billion, respectively, including $1,000 of seed capital contributed by its Adviser in September of 2020, $25.0 million in gross proceeds raised from an entity affiliated with the Adviser and 149,091,949 shares of Class I common stock issued in a private placement to feeder vehicles primarily created to hold the Company’s Class I shares for gross proceeds of approximately $1.41 billion.
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
The Company does not consolidate its equity interests in AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”), LSI Financing LLC (“LSI Financing LLC”), Fifth Season Investments LLC (“Fifth Season”), Blue Owl Cross-Strategy Opportunities LLC (“BOCSO”), Blue Owl Credit SLF LLC (“Credit SLF”), and since November 2, 2022 has not consolidated its equity position in OCIC SLF. OCIC SLF was formed as a wholly-owned subsidiary of the Company and commenced operations on February 14, 2022. On November 2, 2022, the Company and State Teachers Retirement System of Ohio (“OSTRS” and together with the Company, the “Members” and each, a “Member”) entered into an Amended and Restated Limited Liability Company Agreement to co-manage OCIC SLF as a joint venture. See Note 3 “Agreements and Related Party Transactions - Controlled/Affiliated Portfolio Companies”.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
PIK interest and PIK dividend income consisted of the following for the periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
PIK Interest Income	$31,296	$32,728	$92,295	$91,574
PIK Interest Income as a % of Investment Income	3.8%	4.8%	4.0%	5.0%
PIK Dividend Income	$14,997	$10,886	$42,682	$42,904
PIK Dividend Income as a % of Investment Income	1.8%	1.7%	1.9%	2.4%
Total PIK Income	$46,293	$43,614	$134,977	$134,478
Total PIK Income as a % of Investment Income	5.7%	6.5%	5.9%	7.4%
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
Debt Issuance Costs
The Company records origination and other expenses related to its debt obligations as debt issuance costs. These expenses are deferred and amortized utilizing the effective yield method, over the estimated life of the related debt instrument. Debt issuance costs are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the Consolidated Statements of Assets and Liabilities as an asset until the debt liability is recorded.

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

Note 3. Agreements and Related Party Transactions

As of September 30, 2025, the Company had payables to affiliates of $86.6 million, comprised of $60.1 million of accrued performance based incentive fees, $19.2 million of management fees, and $7.3 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement. As of December 31, 2024, the Company had payables to affiliates of $73.4 million, comprised of $54.0 million of accrued performance based incentive fees, $14.6 million of management fees, and $4.8 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement.

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

For the three and nine months ended September 30, 2025 the Company incurred expenses of approximately $2.2 million and $6.6 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2024 the Company incurred expenses of approximately $2.4 million and $5.2 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

For the three and nine months ended September 30, 2025 management fees were $55.9 million, net of $0.2 million in management fee waivers and $153.8 million, net of $0.5 million in management fee waivers, respectively. For the three and nine months ended September 30, 2024 management fees were $38.0 million and $99.5 million, respectively.

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
For the three and nine months ended September 30, 2025, the Company incurred performance based incentive fees on net investment income of $60.1 million and $169.6 million, respectively. For the three and nine months ended September 30, 2024, the Company incurred performance based incentive fees on net investment income of $50.6 million and $138.4 million, respectively.

For the three and nine months ended September 30, 2025, the Company did not incur performance based incentive fees based on capital gains. For the three and nine months ended September 30, 2024, the Company recorded a reversal of previously recorded performance based incentive fees based on capital gains of $3.2 million and $6.6 million, respectively, which was primarily related to a net change in unrealized depreciation on investments.

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

For the three and nine months ended September 30, 2025, subject to the 1.5% organization and offering cost cap, the Company accrued approximately $0.2 million and $0.5 million, respectively, of offering expenses that are reimbursable to the Adviser.

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

For the three and nine months ended September 30, 2025, the Company accrued servicing fees with respect to Class D shares of $0.4 million and $1.0 million, respectively. For the three and nine months ended September 30, 2025, the Company accrued servicing fees with respect to Class S shares of $13.1 million and $36.4 million, respectively.

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

The Company has made investments in controlled, affiliated companies, including OCIC SLF, Amergin AssetCo, Fifth Season, LSI Financing LLC, BOCSO, and Credit SLF. For further description of OCIC SLF and Credit SLF see “Note 4 Investments”.

The Company has also made investments in non-controlled, affiliated companies, including LSI Financing 1 DAC (“LSI Financing DAC”).

Amergin was created to invest in a leasing platform focused on railcar and aviation assets. Amergin consists of Amergin AssetCo and Amergin Asset Management, LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of September 30, 2025, the Company’s commitment to Amergin AssetCo is $229.2 million, of which $96.9 million is equity and $132.3 million is debt. As of September 30, 2025, the fair value of the Company’s investment in Amergin AssetCo was $216.9 million. The Company does not consolidate its equity interest in Amergin AssetCo.

BOCSO is a portfolio company formed to invest in alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. On September 18, 2025, the Company made an initial equity contribution to BOCSO. As of September 30, 2025, the Company’s investment at fair value in BOCSO was $11.7 million and the Company’s total commitment was $11.7 million. The Company does not consolidate its equity interest in BOCSO.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, the Company made an initial equity commitment to Fifth Season. As of September 30, 2025, the fair value of the Company’s investment in Fifth Season is $310.9 million. The Company does not consolidate its equity interest in Fifth Season.

LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial equity commitment to LSI Financing DAC. As of September 30, 2025, the fair value of the Company’s investment in LSI Financing DAC is $4.0 million. The Company does not consolidate its equity interest in LSI Financing DAC.

LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory Agreement equal to the Company’s pro rata amount of such consulting fee. On November 25, 2024, the Company made an initial equity commitment to LSI Financing LLC. As of September 30, 2025, the fair value of the Company’s investment in LSI Financing LLC is $333.8 million and the Company’s total commitment is $433.8 million. The Company does not consolidate its equity interest in LSI Financing LLC.
Note 4. Investments

Investments at fair value and amortized cost consisted of the below as of the following periods:

	September 30, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$29,842,956	$29,669,974	$23,613,397	$23,574,406
Second-lien senior secured debt investments	1,569,829	1,531,486	802,519	767,392
Unsecured debt investments	452,538	469,246	447,930	440,633
Specialty finance debt investments	132,322	132,322	90,431	90,736
Preferred equity investments	495,985	492,169	363,096	359,901
Common equity investments	272,355	337,744	198,899	244,492
Specialty finance equity investments	666,145	747,602	548,315	585,431
Joint ventures	361,147	332,132	319,078	315,903
Total Investments	$33,793,277	$33,712,675	$26,383,665	$26,378,894

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
The industry composition of investments based on fair value consisted of the below as of the following periods:

	September 30, 2025	December 31, 2024
Advertising and media	1.4%	1.8%
Aerospace and defense	0.7	0.8
Asset based lending and fund finance(1)	1.2	1.1
Automotive services	1.8	0.7
Automotive aftermarket	0.1	0.1
Buildings and real estate	3.2	2.6
Business services	5.5	6.0
Chemicals	2.3	2.9
Consumer products	1.8	1.5
Containers and packaging	2.8	2.4
Distribution	2.8	2.3
Education	0.7	0.9
Energy equipment and services	0.3	0.3
Financial services	6.1	5.1
Food and beverage	4.5	6.3
Healthcare equipment and services	6.7	6.0
Healthcare providers and services	13.7	12.0
Healthcare technology	5.7	5.7
Household products	1.0	1.3
Human resource support services	0.4	0.8
Infrastructure and environmental services	1.4	1.5
Insurance(2)	9.3	9.4
Internet software and services	10.9	11.6
Joint ventures(3)	1.0	1.2
Leisure and entertainment	2.6	3.0
Manufacturing	2.7	3.5
Pharmaceuticals(4)	1.5	1.1
Professional services	3.9	4.6
Specialty retail	1.3	1.8
Telecommunications	2.2	1.1
Transportation	0.5	0.6
Total	100.0%	100.0%

(1)Includes investments in Amergin AssetCo and BOCSO.
(2)Includes equity investment in Fifth Season Investments LLC.
(3)Includes equity investments in OCIC SLF and Credit SLF. See below, within Note 4, for more information regarding OCIC SLF and Credit SLF.
(4)Includes equity investments in LSI Financing DAC and LSI Financing LLC.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
The geographic composition of investments based on fair value consisted of the below as of the following periods:

	September 30, 2025	December 31, 2024
United States:
Midwest	18.4%	20.6%
Northeast	22.3	20.1
South	32.7	32.7
West	17.8	16.2
International	8.8	10.4
Total	100.0%	100.0%

OCIC SLF LLC

OCIC SLF LLC (f/k/a Blue Owl Credit Income Senior Loan Fund LLC) (“OCIC SLF”), a Delaware limited liability company, was formed as a wholly-owned subsidiary of the Company and commenced operations on February 14, 2022. On November 2, 2022 (“OCIC SLF Effective Date”), the Company and State Teachers Retirement System of Ohio (“OSTRS” and together with the Company, the “Members” and each, a “Member”) entered into an Amended and Restated Limited Liability Company Agreement to co-manage OCIC SLF as a joint-venture. OCIC SLF’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. The Company and OSTRS have agreed to contribute $437.5 million and $62.5 million, respectively, to OCIC SLF. The Company and OSTRS have a 87.5% and 12.5% economic ownership, respectively, in OCIC SLF. Except under certain circumstances, contributions to OCIC SLF cannot be redeemed. OCIC SLF is managed by a board consisting of an equal number of representatives appointed by each Member and which acts unanimously. Investment decisions must be approved unanimously by an investment committee consisting of an equal number of representative appointed by each Member.

Prior to the OCIC SLF Effective Date, OCIC SLF’s wholly owned subsidiaries, ORCIC JV WH LLC and ORCIC JV WH II entered into revolving loan facilities (the “OCIC SLF Debt Facilities”) and in connection therewith entered into master sale and participation agreements pursuant to which we contributed certain collateral assets to the Subsidiaries and such collateral assets became collateral under the OCIC SLF Debt Facilities (the “OCIC SLF Debt Facility Assets”).

On the OCIC SLF Effective Date, the Company was deemed to have made a capital contribution of approximately $108.9 million and OSTRS acquired a 12.5% interest in OCIC SLF from the Company for approximately $15.6 million. The amount of the Company’s deemed contribution, and OSTRS’ purchase from the Company, were based on the fair value of the OCIC SLF SPV Debt Facility Assets less certain amounts that had been distributed to the Company and subject to certain adjustments. In connection therewith, the Company and OSTRS agreed and acknowledged that OCIC SPV Debt Facility Assets were assets of OCIC SLF as if they had been acquired pursuant to the terms of the LLC Agreement.

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
The table below sets forth OCIC SLF’s consolidated financial data as of and for the following periods:

	As of
($ in thousands)	September 30, 2025	December 31, 2024
Consolidated Balance Sheet Data
Cash	$100,413	$85,850
Investments at fair value	$1,649,604	$1,647,003
Total Assets	$1,779,908	$1,761,468
Total Debt (net of unamortized debt issuance costs)	$1,312,116	$1,311,414
Total Liabilities	$1,452,719	$1,405,344
Total OCIC SLF Members’ Equity	$327,189	$356,124

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Consolidated Statement of Operations Data
Investment income	$32,719	$39,350	$98,694	$112,893
Net operating expenses	23,673	26,297	67,602	71,163
Net investment income (loss)	$9,046	$13,053	$31,092	$41,730
Total net realized and unrealized gain (loss)	(3,638)	(7,250)	(26,618)	(17,300)
Net increase (decrease) in OCIC SLF Members’ Equity resulting from operations	$5,408	$5,803	$4,474	$24,430
The Company’s proportional share of OCIC SLF’s generated distributions for the following period:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Dividend Income	$10,245	$12,746	$29,234	$38,642

Blue Owl Credit SLF LLC
Credit SLF, a Delaware limited liability company, is a joint venture among the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Technology Finance Corp., Blue Owl Technology Income Corp. and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit Member” and collectively, the “Credit Members”). Credit SLF’s principal purpose is to make investments primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board of directors comprised of an equal number of directors appointed by each Credit Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Credit SLF Members coinvest through Credit SLF, or its wholly owned subsidiaries. Credit SLF’s date of inception was May 6, 2024 and Credit SLF made its first portfolio company investment on July 23, 2024.
Credit SLF’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, such fair value is not included in the Company’s valuation process.
Other than for purposes of the 1940 Act, the Company does not believe it has control over this portfolio company. Accordingly, the Company does not consolidate its non-controlling interest in Credit SLF.
On May 15, 2025 the Credit SLF Members modified their capital commitments to Credit SLF and the Company’s capital commitment was increased to $46.3 million of which $40.8 million was unfunded; the previously unfunded $40.8 million has since been funded. On September 4, 2025, certain Credit SLF Members increased their capital commitments to Credit SLF and the Company’s capital commitment was increased to $87.2 million of which $40.8 million was unfunded.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
As of September 30, 2025, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Economic Ownership Interest(1)
($ in thousands)
Blue Owl Capital Corporation	$427,085	74.0%
Blue Owl Capital Corporation II	244	0.0%
Blue Owl Credit Income Corp.	87,169	8.5%
Blue Owl Technology Finance Corp.	34,937	3.4%
Blue Owl Technology Income Corp.	16,161	1.6%
State Teachers Retirement System of Ohio	80,799	12.5%
Total	$646,395	100.0%

(1)Economic Ownership Interest based on funded capital to date.
The table below sets forth Credit SLF’s consolidated financial data as of and for the following periods:

	As of
($ in thousands)	September 30, 2025	December 31, 2024
Consolidated Balance Sheet Data
Cash	$153,889	$17,354
Investments at fair value	$2,149,879	$1,164,473
Total Assets	$2,322,279	$1,196,367
Total Debt (net of unamortized debt issuance costs)	$1,567,440	$750,610
Total Liabilities	$1,781,658	$847,556
Total Credit SLF Members’ Equity	$540,621	$348,811

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024(1)	2025	2024(1)
Consolidated Statement of Operations Data
Investment income	$38,037	$556	$93,154	$556
Net operating expenses	22,351	602	54,491	672
Net investment income (loss)	$15,686	$(46)	$38,663	$(116)
Total net realized and unrealized gain (loss)	(2,345)	104	(9,129)	104
Net increase (decrease) in Credit SLF Members’ Equity resulting from operations	$13,341	$58	$29,534	$(12)
(1)Credit SLF commenced operations on May 6, 2024.
The Company’s proportional share of Credit SLF’s generated distributions for the following period:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
($ in thousands)	2025	2025
Dividend Income	$1,067	$1,520

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Note 5. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 229% and 209% as of September 30, 2025 and December 31, 2024, respectively.

Debt obligations consisted of the following as of the following periods:

	September 30, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance (Costs) Premium	Net Carrying Value
Revolving Credit Facility(2)(4)	$3,775,000	$1,305,306	$2,392,533	$(21,493)	$1,283,813
SPV Asset Facility I	650,000	174,000	108,592	(7,521)	166,479
SPV Asset Facility II	2,000,000	807,000	202,526	(19,121)	787,879
SPV Asset Facility III	1,800,000	1,030,000	84,191	(16,261)	1,013,739
SPV Asset Facility IV	500,000	—	153,735	(5,459)	(5,459)
SPV Asset Facility V	750,000	450,000	40,506	(5,699)	444,301
SPV Asset Facility VI	750,000	446,000	21,205	(7,564)	438,436
SPV Asset Facility VII(2)	500,000	313,597	36,960	(2,846)	310,751
SPV Asset Facility VIII	1,000,000	400,000	176,564	(5,423)	394,577
SPV Asset Facility IX	300,000	100,000	6,370	(2,440)	97,560
CLO VIII	375,000	375,000	—	(2,261)	372,739
CLO XI	260,000	260,000	—	(1,505)	258,495
CLO XV	312,000	312,000	—	(2,567)	309,433
CLO XVI	420,000	420,000	—	(2,491)	417,509
CLO XVII	325,000	325,000	—	(2,636)	322,364
CLO XVIII	260,000	260,000	—	(1,739)	258,261
CLO XIX	260,000	260,000	—	(1,814)	258,186
CLO XXII	737,500	737,500	—	(3,308)	734,192
September 2026 Notes	350,000	350,000	—	(1,641)	348,359
February 2027 Notes	500,000	500,000	—	(2,177)	497,823
September 2027 Notes(3)	600,000	600,000	—	3,705	602,158
AUD 2027 Notes(2)(3)	300,672	300,672	—	(2,035)	297,792
May 2028 Notes(3)	500,000	500,000	—	(7,240)	496,578
June 2028 Notes(3)	650,000	650,000	—	(6,409)	655,375
January 2029 Notes(3)	550,000	550,000	—	(9,503)	551,316
September 2029 Notes(3)	900,000	900,000	—	(7,308)	918,792
March 2030 Notes(3)	1,000,000	1,000,000	—	(18,800)	970,410
EUR 2031 Notes(2)(3)	587,487	587,487	—	(9,316)	576,069
March 2031 Notes(3)	750,000	750,000	—	(16,239)	744,849
Total Debt	$21,662,659	$14,663,562	$3,223,182	$(189,111)	$14,522,776

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies and cross-currency swap.
(3)Net Carrying Value is inclusive of change in fair market value of effective hedge.
(4)The amount available is reduced by $77.2 million of outstanding letters of credit.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance (Costs) Premium	Net Carrying Value
Revolving Credit Facility(2)(4)	$3,100,000	$1,335,012	$1,726,832	$(22,497)	$1,312,515
SPV Asset Facility I	525,000	300,000	8,771	(5,464)	294,536
SPV Asset Facility II	1,500,000	920,000	115,020	(12,119)	907,881
SPV Asset Facility III(2)	1,500,000	971,917	55,727	(13,370)	958,547
SPV Asset Facility IV	500,000	355,000	26,504	(3,302)	351,698
SPV Asset Facility V	500,000	250,000	18,217	(4,991)	245,009
SPV Asset Facility VI	750,000	350,000	62,964	(8,248)	341,752
SPV Asset Facility VII(2)	500,000	165,859	168,563	(3,461)	162,398
SPV Asset Facility VIII	500,000	200,000	1,500	(3,077)	196,923
CLO VIII	290,000	290,000	—	(1,900)	288,100
CLO XI	260,000	260,000	—	(1,692)	258,308
CLO XII	260,000	260,000	—	(1,808)	258,192
CLO XV	312,000	312,000	—	(2,802)	309,198
CLO XVI	420,000	420,000	—	(2,697)	417,303
CLO XVII	325,000	325,000	—	(2,879)	322,121
CLO XVIII	260,000	260,000	—	(1,891)	258,109
CLO XIX	260,000	260,000	—	(1,794)	258,206
March 2025 Notes	500,000	500,000	—	(484)	499,516
September 2026 Notes	350,000	350,000	—	(2,916)	347,084
February 2027 Notes	500,000	500,000	—	(3,350)	496,650
September 2027 Notes(3)	600,000	600,000	—	(5,182)	593,270
AUD 2027 Notes(2)(3)	295,468	295,468	—	(2,397)	271,957
June 2028 Notes(3)	650,000	650,000	—	(8,067)	642,519
January 2029 Notes(3)	550,000	550,000	—	(11,458)	538,086
September 2029 Notes(3)	500,000	500,000	—	(10,769)	492,523
March 2030 Notes(3)	1,000,000	1,000,000	—	(20,518)	941,037
March 2031 Notes(3)	750,000	750,000	—	(19,599)	718,384
Total Debt	$17,457,468	$12,930,256	$2,184,098	$(178,732)	$12,681,822

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
(3)Net Carrying Value is inclusive of change in fair market value of effective hedge.
(4)The amount available is reduced by $38.2 million of outstanding letters of credit.

The below table represents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Interest expense	$236,306	$206,792	$685,679	$541,000
Amortization of debt issuance costs	12,438	8,242	37,403	21,575
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items included in interest expense(1)	3,518	(5,573)	(4,297)	(748)
Total Interest Expense	$252,262	$209,461	$718,785	$561,827
Average interest rate	6.6%	7.5%	6.7%	7.6%
Average daily borrowings	$13,923,776	$10,779,440	$13,491,922	$9,368,526

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
(1)Refer to the September 2027, AUD 2027, May 2028, June 2028, January 2029, September 2029, March 2030, EUR 2031, and March 2031 Notes for details on the facilities’ interest rate swaps.
Credit Facilities
Revolving Credit Facility
On August 11, 2022, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Revolving Credit Lender” and collectively, the “Revolving Credit Lenders”) and Sumitomo Mitsui Banking Corporation, as Administrative Agent. On October 18, 2024 (the “Revolving Credit Facility Third Amendment Date”), the Revolving Credit Facility was amended to extend the availability period and maturity date, increase the total facility amount and make various other changes. The following describes the terms of the Revolving Credit Facility as modified through August 15, 2025.
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
The Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $3.78 billion, which is comprised of (a) a term loan in a principal amount of $150.0 million and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $3.63 billion (the revolving credit facility increased from $3.43 billion to $3.63 billion on August 15, 2025). The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $4.60 billion through the Company’s exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
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

SPV Asset Facility I

On September 16, 2021 (the “SPV Asset Facility I Closing Date”), Core Income Funding I LLC (“Core Income Funding I”), a Delaware limited liability company, entered into a Credit Agreement (the “SPV Asset Facility I”), with Core Income Funding I, as borrower, the lenders from time to time parties thereto (the “SPV Asset Facility I Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company as Collateral Agent, Collateral Administrator, Custodian and Document Custodian. The parties to the SPV Asset Facility I have entered into various amendments, including to increase or decrease the amount available under the facility, replace the Collateral Custodian, extend the termination date and extend the maturity date, and make various other changes. The following describes the terms of the SPV Asset Facility I as amended through July 24, 2025 (the “SPV Asset Facility I Fifth Amendment Date”).
The maximum principal amount of SPV Asset Facility I is $650.0 million (increased from $450.0 million to $550.0 million on July 10, 2025 and further increased from $550.0 million to $650.0 million on the SPV Asset Facility I Fifth Amendment Date); the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of Core Income Funding I’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
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
Amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.10%) plus an applicable margin that ranges from 1.50% to 2.00% depending on a ratio of broadly syndicated loans to middle-market loans in the collateral. From the SPV Asset I Facility Closing Date to the SPV Asset I Facility Commitment Termination Date, there is a commitment fee that steps up during the six months after the SPV Asset I Facility Closing Date from 0.00% to 0.625% per annum, which rate remains in effect to but excluding May 15, 2025, and then equals 0.50% per annum thereafter on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility I.
SPV Asset Facility II
On October 5, 2021 (the “SPV Asset Facility II Closing Date”), Core Income Funding II LLC (“Core Income Funding II”), a Delaware limited liability company, entered into a loan and financing and servicing agreement (as amended through the date hereof, the “SPV Asset Facility II”), with Core Income Funding II, as borrower, us, as equityholder and service provider, the lenders from time to time parties thereto (the “SPV Asset Facility II Lenders”), Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as collateral agent and collateral custodian. The parties to the SPV Asset Facility II have entered into various amendments, including to increase the amount available under the facility, extend the revolving period and termination date, change the interest rate and make various other changes. The following describes the terms of the SPV Asset Facility II as amended through April 18, 2025 (the “SPV Asset Facility II Ninth Amendment Date”).
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
SPV Asset Facility III
On March 24, 2022 (the “SPV Asset Facility III Closing Date”), Core Income Funding III LLC (“Core Income Funding III”), a Delaware limited liability company, entered into a Credit Agreement (the “SPV Asset Facility III”), with Core Income Funding III, as borrower, the Adviser, as servicer, the lenders from time to time parties thereto (the “SPV Asset Facility III Lenders”), Bank of America, N.A., as administrative agent, State Street Bank and Trust Company, as collateral agent, Alter Domus (US) LLC as collateral custodian and Bank of America, N.A., as sole lead arranger and sole book manager. The parties to the SPV Asset Facility III have entered into various amendments, including to increase the maximum principal amount available under the facility, extend the availability period and maturity date, change the interest rate, replace the collateral custodian and make various other changes. The following describes the terms of SPV Asset Facility III amended through May 22, 2025 (the “SPV Asset Facility III Third Amendment Date”).
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
SPV Asset Facility IV
On March 16, 2022 (the “SPV Asset Facility IV Closing Date”), Core Income Funding IV LLC (“Core Income Funding IV”), a Delaware limited liability company, entered into a Credit Agreement (the “SPV Asset Facility IV”), with Core Income Funding IV, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility IV Lenders”), Sumitomo Mitsui Banking Corporation, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and Alter Domus (US) LLC as Document Custodian. On February 28, 2025, the parties to the SPV Asset Facility IV entered into Amendment No. 1 in order to replace Alter Domus (US) as collateral custodian with State Street Bank and Trust Company and make various other changes. The following describes the terms of SPV Asset Facility IV amended through February 28, 2025 (the “SPV Asset Facility IV First Amendment Date”).
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
SPV Asset Facility V
On March 9, 2023 (the “SPV Asset Facility V Closing Date”), Core Income Funding V LLC (“Core Income Funding V”), a Delaware limited liability company, entered into a loan and security agreement (the “SPV Asset Facility V”), with Core Income Funding V, as Borrower, the Company, as Servicer and Equityholder, the lenders from time to time parties thereto (the “SPV Asset Facility V Lenders”), Wells Fargo Bank, National Association, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, and Alter Domus (US) LLC as Collateral Custodian. The parties to the SPV Asset Facility V have entered into various amendments, including to increase the amount available under the facility, replace the Collateral Custodian and make various other changes. On April 29, 2025, the parties to the SPV Asset Facility V entered into the Third Amendment to Loan and Security Agreement. The following describes the terms of SPV Asset Facility V as amended through April 29 2025 (the “SPV Asset Facility V Third Amendment Date”).
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
SPV Asset Facility VI
On August 29, 2023 (the “SPV Asset Facility VI Closing Date”), Core Income Funding VI LLC (“Core Income Funding VI”), a Delaware limited liability company, entered into a Credit Agreement (the “SPV Asset Facility VI”), with Core Income Funding VI LLC, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility VI Lenders”), The Bank of Nova Scotia, as Administrative Agent, State Street Bank and Trust Company as Collateral Agent, Collateral Custodian and Document Custodian. The parties to the SPV Asset Facility VI have entered into various amendments, including to assign the term commitment under the SPV Asset Facility VI and all of the outstanding term loans, replace the collateral custodian and make various other changes. On April 22, 2025, the parties to SPV Asset Facility VI entered into Amendment No. 3 to SPV Asset Facility VI. The following describes the terms of SPV Asset Facility VI as amended through April 22, 2025 (the “SPV Asset Facility VI Third Amendment Date”).
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
SPV Asset Facility VII
On May 21, 2024 (the “SPV Asset Facility VII Closing Date”), Core Income Funding VII LLC (“Core Income Funding VII”), a Delaware limited liability company, entered into a Credit Agreement (the “SPV Asset Facility VII”), with Core Income Funding VII LLC, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility VII Lenders”), Citibank, N.A., as Administrative Agent, State Street Bank and Trust Company as Custodian, Collateral Agent and Collateral Administrator. The following describes the terms of SPV Asset Facility VII as amended through October 18, 2024 (the “SPV Asset Facility VII First Amendment Date”).
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
SPV Asset Facility VIII
On December 17, 2024 (the “SPV Asset Facility VIII Closing Date”), Core Income Funding VIII LLC (“Core Income Funding VIII”), a Delaware limited liability company, entered into a Credit Agreement (the “SPV Asset Facility VIII”), with Core Income Funding VIII LLC, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility VIII Lenders”), Natixis, New York Branch, as Facility Agent, and State Street Bank and Trust Company as Collateral Agent, Collateral Administrator, Custodian and Document Custodian. On May 15, 2025, the parties to the SPV Asset Facility VIII entered into an amendment in order to, among other things, increase the size of the facility and add additional classes of loans. The following describes the terms of SPV Asset Facility VIII as most recently amended on May 15, 2025.
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
SPV Asset Facility IX
On August 12, 2025 (the “SPV Asset Facility IX Closing Date”), Core Income Funding IX LLC (“Core Income Funding IX”), a Delaware limited liability company, entered into a Revolving Credit and Security Agreement (the “SPV Asset Facility IX”), with Core Income Funding IX, as borrower, BNP Paribas, as administrative agent, State Street Bank and Trust Company, as collateral agent, and the lenders party thereto.
The maximum principal amount of SPV Asset Facility IX is $300.0 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Core Income Funding IX’s assets from time to time, and satisfaction of certain conditions, including an overcollateralization test, coverage tests, collateral quality tests, and certain concentration limits.
The SPV Asset Facility IX provides for the ability to draw and redraw revolving loans under the SPV Asset Facility IX for a period of up to 3 years after the SPV Asset Facility IX Closing Date. Unless otherwise terminated, the SPV Asset Facility IX will

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
mature on August 12, 2030 (the “SPV Asset Facility IX Stated Maturity”). Prior to the SPV Asset Facility IX Stated Maturity, proceeds received by Core Income Funding IX from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company or reinvested to purchase new assets, subject to certain conditions. On the SPV Asset Facility IX Stated Maturity, Core Income Funding IX must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.
Amounts drawn bear interest at a reference rate (initially SOFR) plus an applicable margin equal to 1.95% per annum. The undrawn amount of the aggregate revolving commitment not subject to such spread payment is subject to an undrawn fee of, after the first three months after the SPV Asset Facility IX Closing Date, a range of 0.50% per annum to 1.50% per annum based on the undrawn amount. SPV Asset Facility IX is subject to a prepayment fee for the first two years after the SPV Asset Facility IX Closing Date.
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
The CLO XII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO XII Closing Date (the “CLO XII Indenture”), by and among the CLO XII Issuer and State Street Bank and Trust Company: (i) $90.0 million of AAA(sf) Class A-1A Notes, which bore interest at three-month term SOFR plus 2.55%, (ii) $22.0 million of AAA(sf) Class A-1B Notes, which bore interest at 6.37%, (iii) $8.0 million of AAA(sf) Class

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
A-2 Notes, which bore interest at three-month term SOFR plus 3.10% and (iv) $24.0 million of AA(sf) Class B Notes, which bore interest at three-month term SOFR plus 3.55% (together, the “CLO XII Secured Notes”) and (B) the borrowing by the CLO XII Issuer of $116.0 million under floating rate Class A-1L loans (the “CLO XII Class A-1L Loans” and together with the CLO XII Secured Notes, the “CLO XII Debt”). The CLO XII Class A-1L Loans bore interest at three-month term SOFR plus 2.55%. The CLO XII Class A-1L Loans were borrowed under a credit agreement (the “CLO XII Class A-1L Credit Agreement”), dated as of the CLO XII Closing Date, by and among the CLO XII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XII Debt was secured by middle-market loans, participation interests in middle-market loans and other assets of the CLO XII Issuer. The CLO XII Secured Notes were privately placed by BofA Securities, Inc. as Initial Purchaser.
On August 8, 2025, the CLO XII Issuer redeemed and paid in full the CLO XII Debt, plus accrued and unpaid interest thereon though, August 8, 2025.
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
Through July 20, 2026, a portion of the proceeds received by the CLO XII Issuer from the loans securing the CLO XII Debt could be used by the CLO XII Issuer to purchase additional middle-market loans under the direction of the Adviser in its capacity as collateral manager for the CLO XII Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans.
The CLO XII Debt was the secured obligation of the CLO XII Issuer, and the CLO XII Indenture and CLO XII Class A-1L Credit Agreement each include customary covenants and events of default.
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
CLO XXII
On September 24, 2025 (the “CLO XXII Closing Date”), the Company completed a $1.00 billion term debt securitization transaction (the “CLO XXII Transaction”). The secured notes and preferred shares issued in the CLO XXII Transaction and the secured loan borrowed in the CLO XXII Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Owl Rock CLO XXII, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XXII Issuer”).
The CLO XXII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO XXII Closing Date (the “CLO XXII Indenture”), by and among the CLO XXII Issuer and State Street Bank and Trust Company: (i) $415 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 1.47%, (ii) $90 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 1.80% and (iii) $57.5 million of A(sf) Class C Notes, which bear interest at three-month term SOFR plus 2.20% (together, the “CLO XXII Secured Notes”) and (B) the borrowing by the CLO XXII Issuer of (i) $150 million under floating rate Class A-1L loans (the “CLO XXII Class A-1L Loans”), (ii) $15 million under floating rate Class A-2L loans (the “CLO XXII Class A-2L Loans”) and (iii) $10 million under floating rate Class B-L Loans (the “CLO XXII Class B-L Loans” and together with the CLO XXII Class A-1L Loans, the CLO XXII Class A-2L Loans and the CLO XXII Secured Notes, the “CLO XXII Debt”). The CLO XXII Class A-1L Loans bear interest at three-month term SOFR plus 1.47%. The CLO XXII Class A-2L Loans bear interest at three-month term SOFR plus 1.47%. The CLO XXII Class B-L Loans bear interest at three-month term SOFR plus 1.80%. The CLO XXII Class A-1L Loans were borrowed under a loan agreement (the “CLO XXII A-1L Loan Agreement”), dated as of the CLO XXII Closing Date, by and among the CLO XXII Issuer, as borrower, the lenders party thereto, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XXII Class A-2L Loans and the Class B-L Loans were borrowed under a loan agreement (the “CLO XXII A-2L Loan and B-L Loan Agreement”), dated as of the CLO XXII Closing Date, by and among the CLO XXII Issuer, as borrower, the lenders party thereto, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XXII Debt is secured by middle market loans, participation interests in middle market loans and other assets of the Issuer. The CLO XXII Debt is scheduled to mature on the Payment Date (as defined in the CLO XXII Indenture) in October 2037. The CLO XXII Secured Notes were privately placed by SMBC Nikko Securities America, Inc., as Placement Agent and NatWest Markets Securities Inc., as Co-Placement Agent.
Concurrently with the issuance of the CLO XXII Secured Notes, the CLO XXII Issuer issued approximately $262.7 million of subordinated securities in the form of 262,700 preferred shares at an issue price of U.S.$1,000 per share (the “CLO XXII Preferred Shares”).
As part of the CLO XXII CLO Transaction, the Company entered into a loan sale agreement with the CLO XXII Issuer dated as of the CLO XXII Closing Date (the “CLO XXII OCIC Loan Sale Agreement”), which provided for the contribution and sale of approximately $496.740 million funded par amount of middle market loans from the Company to the CLO XXII Issuer on the CLO XXII Closing Date and for future sales from the Company to the CLO XXII Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XXII Debt. The remainder of the initial portfolio assets securing the CLO XXII Debt consisted of approximately $457.599 million funded par amount of middle market loans purchased by the Issuer from Core Income Funding IV LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO XXII Closing Date between the CLO XXII Issuer and Core Income Funding IV LLC (the “CLO XXII Core Income Funding IV Loan Sale Agreement”). The Company and Core Income Funding IV LLC each made customary representations, warranties, and covenants to the Issuer under the applicable loan sale agreement. No gain or loss was recognized as a result of these sales or contributions.
Through the Payment Date in October 2029, a portion of the proceeds received by the CLO XXII Issuer from the loans securing the CLO XXII Debt may be used by the CLO XXII Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO XXII Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.
The CLO XXII Debt is the secured obligation of the CLO XXII Issuer, and the CLO XXII Indenture, the CLO XXII A-1L Loan Agreement and the CLO XXII A-2L Loan Agreement and CLO XXII B-L Loan Agreement each include customary covenants and events of default.

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
In connection with the issuance of the September 2027 Notes, on October 18, 2022 the Company entered into centrally cleared interest rate swaps. The notional amount of the centrally cleared interest rate swaps was $600.0 million. The Company received fixed rate interest at 7.750% and paid variable rate interest based on SOFR plus 3.840%. The centrally cleared interest rate swaps had a termination date of September 16, 2027. For the three months ended September 30, 2025 and 2024, the Company made periodic payments of $1.8 million and $4.8 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company made periodic payments of $4.2 million and $9.5 million, respectively. On September 16, 2025, the Company terminated the centrally cleared interest rate swaps and received proceeds equal to the fair value of the centrally cleared interest rate swaps, adjusted for accrued swap interest owed, totaling $6.3 million. Contemporaneously, the Company entered into a bilateral interest rate swap with the same notional, fixed rate and termination date as the swaps terminated, and a variable rate interest based on SOFR plus 4.325%. The remaining basis adjustment to the September 2027 Notes related to the centrally cleared swaps was capitalized to the September 2027 Notes as of the swap termination date and will amortize to the September 2027 Notes maturity date as a component of interest expense on the Consolidated Statements of Operations. The interest expense related to the September 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2025, the interest rate swap had a fair value of

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
$(1.6) million ($0.0 million net of the present value of the cash flows of the September 2027 Notes). As of December 31, 2024, the centrally cleared interest rate swap had a fair value of $(0.7) million ($0.8 million net of the present value of the cash flows of the September 2027 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the September 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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
In connection with the issuance of the AUD 2027 Notes, the Company entered into both a bilateral cross-currency swap and interest rate swap, for notional amounts of A$379.0 million and A$71.0 million, respectively. The Company will receive fixed rate interest of 6.500% and will pay variable rate interest based on, one-month SOFR plus 2.67% and three-month BBSY plus 2.72%, for the bilateral cross-currency swap and interest rate swap, respectively. The swaps mature on October 23, 2027. For the three months ended September 30, 2025, the Company did not make any period payments. For the nine months ended September 30, 2025, the Company made periodic payments of $1.3 million and A$0.2 million for the cross-currency swap and interest rate swap, respectively. The interest expense related to the AUD 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2025, the swaps had an aggregate fair value of $(1.5) million ($(0.7) million net of the present value of the cash flows of the AUD 2027 Notes). As of December 31, 2024, the interest rate swaps had a fair value of $(20.7) million ($0.4 million net of the present value of the cash flows of the AUD 2027 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the AUD 2027 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations. The change in foreign exchange rate of the cross-currency swap is offset by

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
the change in foreign exchange rate of the AUD 2027 Notes, with the remaining difference included as a component translation of assets and liabilities in foreign currencies on the Company’s Consolidated Statements of Operations.
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

In connection with the issuance of the May 2028 Notes, on May 23, 2025 the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swaps is $500.0 million. The Company will receive fixed rate interest at 5.900% and pay variable rate interest based on SOFR plus 2.1761%. The interest rate swaps mature on May 23, 2028. For the three and nine months ended September 30, 2025, the Company did not make any periodic payments. The interest expense related to the May 2028 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2025, the interest rate swap had a fair value of $3.9 million ($0.1 million net of the present value of the cash flows of the May 2028 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the May 2028 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.

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
In connection with the issuance of the June 2028 Notes, on February 16, 2024 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $650.0 million. The Company will receive fixed rate interest at 7.950% and pay variable rate interest based on SOFR plus 3.79%. The interest rate swaps mature on May 13, 2028. For the three months ended September 30, 2025, the Company did not make a periodic payment. For the nine months ended September 30, 2025 and 2024, the Company made periodic payments of $1.0 million and $2.6 million, respectively. The interest expense related to the June 2028 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2025, the interest rate swap had a fair value of $11.4 million ($(0.4) million net of the present value of the cash flows of the June 2028 Notes). As of December 31, 2024, the interest rate swap had a fair value of $0.5 million ($(0.1) million net of the present value of the cash flows of the June 2028 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the June 2028 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.

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
In connection with the issuance of the January 2029 Notes, on November 28, 2023 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $550.0 million. The Company will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.647%. The interest rate swaps mature on January 15, 2029. For the three months ended September 30, 2025, the Company made periodic payments of $0.9 million. For the nine months ended September 30, 2025, the Company made periodic payments of $3.7 million. For the three and nine months ended September 30, 2024, the Company made periodic payments of $4.8 million. The interest expense related to the January 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2025, the interest rate swap had a fair value of $10.7 million ($(0.1) million net of the present value of the cash flows of the January 2029 Notes). As of December 31, 2024, the interest rate swap had a fair value of $(0.4) million ($0.1 million net of the present value of the cash flows of the January 2029 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the January 2029 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.

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
In connection with the May 14, 2024 issuance of the September 2029 Notes, on May 14, 2024, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $500.0 million. The Company will receive fixed rate interest at 6.600% and pay variable rate interest based on SOFR plus 2.337%. In connection with the January 22, 2025 issuance of the September 2029 Notes, on January 22, 2025, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $400.0 million. The Company will receive fixed rate interest at 6.600% and pay variable rate interest based on SOFR plus 2.457%.The interest rate swaps mature on August 15, 2029. For the three months ended September 30, 2025, the Company made periodic payments of $1.2 million. For the nine months ended September 30, 2025, the Company made periodic payments of $2.5 million. For the three and nine months ended September 30, 2024, the Company made periodic payments of $2.2 million. The interest expense related to the September 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap’s adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2025, the interest rate swaps had a fair value of $26.2 million ($0.1 million net of the present value of the cash flows of the September 2029 Notes). As of December 31, 2024, the interest rate swaps had a fair value of $3.7 million ($0.5 million net of the present value of the cash flows of the September 2029 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
interest rate swaps is offset by the change in net carrying value of the September 2029 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
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
In connection with the issuance of the March 2030 Notes, on September 10, 2024 the Company entered into a bilateral interest rate swaps. The notional amount of the interest rate swaps is $1.00 billion. The Company will receive fixed rate interest at 5.800% and pay variable rate interest based on SOFR plus 2.619%. The interest rate swaps mature on February 15, 2030. For the three months ended September 30, 2025, the Company made periodic payments of $6.5 million. For the nine months ended September 30, 2025, the Company made periodic payments of $14.6 million. The interest expense related to the March 2030 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2025, the interest rate swap had a fair value of $(10.9) million ($(0.1) million net of the present value of the cash flows of the March 2030 Notes). As of December 31, 2024, the interest rate swap had a fair value of $(44.5) million ($(6.1) million net of the present value of the cash flows of the March 2030 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the March 2030 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.

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
In connection with the issuance of the March 2031 Notes, on January 29, 2024 the Company entered into centrally cleared interest rate swaps. The notional amount of the centrally cleared interest rate swaps was $750.0 million. The Company received fixed rate interest at 6.650% and paid variable rate interest based on SOFR plus 2.902%. The centrally cleared interest rate swaps had a termination date of January 15, 2031. For the three months ended September 30, 2025, the Company made periodic payments of $2.7 million. For the nine months ended September 30, 2025, the Company made periodic payments of $6.2 million. For the three and nine months ended September 30, 2024, the Company made periodic payments of $8.5 million. On July 15, 2025, the Company terminated the centrally cleared interest rate swaps and entered into a bilateral interest rate swap with the same notional, fixed rate and termination date as the terminated swaps, and a variable rate interest based on SOFR plus 2.895%. The remaining basis adjustment to the March 2031 Notes related to the centrally cleared interest rate swaps was capitalized to the March 2031 Notes as of the swap termination date and will amortize to the March 2031 Notes maturity date as a component of interest expense on the Consolidated Statements of Operations. The interest expense related to the March 2031 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2025, the interest rate swap had a fair value of $10.3 million ($(0.8) million net of the present value of the cash flows of the March 2031 Notes). As of December 31, 2024, the interest rate swap had a fair value of $(14.2) million ($(2.2) million net of the present value of the cash flows of the March 2031 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
the interest rate swap is offset by the change in net carrying value of the March 2031 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
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
EUR 2031 Notes
On September 11, 2025, the Company issued €500.0 million 4.250% Notes due 2031 (the “EUR 2031 Notes”) under the GMTN Program.
The terms of the EUR 2031 Notes are set out in a Pricing Supplement, dated September 9, 2025 (the “EUR 2031 Notes Pricing Supplement”) and the EUR 2031 Notes were issued pursuant to a Subscription Agreement (the “EUR 2031 Notes Subscription Agreement”), dated September 9, 2025, by and among the Company, the Adviser and Deutsche Bank AG, London Branch, Goldman Sachs International, HSBC Bank plc, ING Bank N.V., J.P. Morgan Securities plc and Natixis, as active bookrunners, and Banco Santander, S.A., Crédit Agricole Corporate and Investment Bank, NatWest Markets Plc, SMBC Bank International plc and Société Genéralé, as passive bookrunners, and BNP PARIBAS, as co-manager (together the “EUR 2031 Notes Managers”).
The EUR 2031 Notes were issued subject to and with the benefit of the GMTN Agency Agreement. Holders of the EUR 2031 Notes have the benefit of the GMTN Deed of Covenant and, where applicable, the GMTN Deed Poll.
The EUR 2031 Notes will mature on January 31, 2031, and may be redeemed at the Company’s option as set forth in the EUR 2031 Notes Pricing Supplement. The EUR 2031 Notes bear interest at 4.250% per year, which shall be payable annually in arrears on January 31 in each year, commencing on January 31, 2026, up to and including the maturity date. The EUR 2031 Notes will be the Company’s direct, unconditional and unsecured obligations and will rank pari passu, or equal, in right of payment among themselves and equally with all other unsecured obligations of the Company from time to time outstanding.
The EUR 2031 Notes have been admitted to the Official List of the International Stock Exchange.
In connection with the issuance of the EUR 2031 Notes, on September 11, 2025 the Company entered into a bilateral interest rate swaps. The notional amount of the interest rate swaps is €500.0 million. The Company will receive fixed rate interest at 4.250% and pay variable rate interest based on EURIBOR plus 1.93%. The interest rate swaps mature on January 31, 2031. For the three months ended September 30, 2025, the Company did not make any periodic payments . The interest expense related to the EUR 2031 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2025, the interest rate swap had a fair value of $(2.1) million ($0.0 million net of the present value of the cash flows of the EUR 2031 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the EUR 2031 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Note 6. Fair Value of Financial Instruments

Investments

The following table presents the fair value hierarchy of cash, investments, and derivatives as of the following periods:

	Fair Value Hierarchy as of September 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$690,594	$—	$—	$690,594
Investments:
First-lien senior secured debt investments	—	4,540,025	25,129,949	29,669,974
Second-lien senior secured debt investments	—	445,441	1,086,045	1,531,486
Unsecured debt investments	—	19,272	449,974	469,246
Specialty finance debt investments	—	—	132,322	132,322
Preferred equity investments	—	—	492,169	492,169
Specialty finance equity investments	—	—	402,111	402,111
Common equity investments	—	6,258	280,152	286,410
Subtotal	$—	$5,010,996	$27,972,722	$32,983,718
Investments measured at Net Asset Value (“NAV”)(1)	—	—	—	728,957
Total investments at fair value	$—	$5,010,996	$27,972,722	$33,712,675
Derivatives:
Interest rate swaps	$—	$48,194	$—	$48,194
Cross-currency swap	—	(1,752)	—	(1,752)
Total Derivatives	$—	$46,442	$—	$46,442

(1)Includes equity investments in OCIC SLF, Credit SLF, BOCSO, and LSI Financing LLC, which are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

	Fair Value Hierarchy as of December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$1,006,483	$—	$—	$1,006,483
Investments:
First-lien senior secured debt investments	—	4,242,228	19,332,178	23,574,406
Second-lien senior secured debt investments	—	315,966	451,426	767,392
Unsecured debt investments	—	74,137	366,496	440,633
Specialty finance debt investments	—	—	90,736	90,736
Preferred equity investments	—	—	359,901	359,901
Common equity investments	—	—	206,420	206,420
Specialty finance equity investments	—	—	291,656	291,656
Subtotal	$—	$4,632,331	$21,098,813	$25,731,144
Investments measured at Net Asset Value (“NAV”)(1)	—	—	—	647,750
Total investments at fair value	$—	$4,632,331	$21,098,813	$26,378,894
Derivatives:
Interest rate swaps	$—	$(55,660)	$—	$(55,660)
Cross-currency swap	—	(20,635)	—	(20,635)
Total Derivatives	$—	$(76,295)	$—	$(76,295)

(1)Includes equity investments in OCIC SLF, Credit SLF and LSI Financing LLC, which are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended September 30, 2025
	Debt investments				Equity investments
($ in thousands)	First-lien senior secured	Second-lien senior secured	Unsecured	Specialty finance	Preferred	Specialty finance	Common	Total
Fair value, beginning of period	$23,083,658	$1,090,051	$379,263	$113,291	$470,384	$374,846	$204,366	$25,715,859
Purchases of investments, net	2,961,850	—	11,756	17,491	22,716	19,956	71,374	3,105,143
Payment-in-kind	16,990	6,381	11,239	1,540	8,568	—	32	44,750
Proceeds from investments, net	(741,852)	(11,250)	—	—	(6,560)	—	—	(759,662)
Net change in unrealized gain (loss)	(55,336)	(625)	1,932	—	(3,179)	7,309	10,080	(39,819)
Net realized gains (losses)	2,951	—	—	—	65	—	(1,877)	1,139
Net amortization/accretion of premium/discount on investments	17,567	373	123	—	175	—	—	18,238
Transfers between investment types	—	—	(7,934)	—	—	—	(3,823)	(11,757)
Transfers into (out of) Level 3(1)	(155,879)	1,115	53,595	—	—	—	—	(101,169)
Fair value, end of period	$25,129,949	$1,086,045	$449,974	$132,322	$492,169	$402,111	$280,152	$27,972,722

(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended September 30, 2025, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Nine Months Ended September 30, 2025
	Debt investments				Equity investments
($ in thousands)	First-lien senior secured	Second-lien senior secured	Unsecured	Specialty finance	Preferred	Specialty finance	Common	Total
Fair value, beginning of period	$19,332,178	$451,426	$366,496	$90,736	$359,901	$291,656	$206,420	$21,098,813
Purchases of investments, net	8,165,075	624,587	11,387	39,427	133,795	83,223	89,070	9,146,564
Payment-in-kind	47,041	12,415	34,092	2,464	34,505	—	94	130,611
Proceeds from investments, net	(2,191,155)	(37,757)	(29,854)	—	(40,795)	(3,139)	(25,540)	(2,328,240)
Net change in unrealized gain (loss)	(53,186)	(5,350)	23,856	(305)	(618)	30,371	8,378	3,146
Net realized gains (losses)	(35,893)	(11,345)	(4,206)	—	404	—	7,883	(43,157)
Net amortization/accretion of premium/discount on investments	56,100	1,490	1,123	—	1,160	—	—	59,873
Transfers between investment types	(5,543)	—	(7,934)	—	3,817	—	(2,097)	(11,757)
Transfers into (out of) Level 3(1)	(184,668)	50,579	55,014	—	—	—	(4,056)	(83,131)
Fair value, end of period	$25,129,949	$1,086,045	$449,974	$132,322	$492,169	$402,111	$280,152	$27,972,722

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the nine months ended September 30, 2025, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Three Months Ended September 30, 2024
	Debt investments				Equity investments
($ in thousands)	First-lien senior secured	Second-lien senior secured	Unsecured	Specialty finance	Preferred	Specialty finance	Common	Total
Fair value, beginning of period	$14,977,435	$607,378	$366,453	$68,617	$375,874	$381,162	$196,418	$16,973,337
Purchases of investments, net	2,854,599	—	—	13,468	556	56,037	—	2,924,660
Payment-in-kind	15,664	2,194	11,180	359	18,337	—	30	47,764
Proceeds from investments, net	(384,070)	(61,911)	—	—	(50,391)	(18,156)	(2,396)	(516,924)
Net change in unrealized gain (loss)	3,345	(4,397)	7,193	—	(1,155)	9,407	4,085	18,478
Net realized gains (losses)	(3,431)	—	—	—	2,385	—	—	(1,046)
Net amortization/accretion of premium/discount on investments	17,899	768	102	—	1,264	—	—	20,033
Transfers between investment types	(1,053)	—	—	—	—	—	1,053	—
Transfers into (out of) Level 3(1)	(79,043)	(107,564)	(18,375)	—	—	—	—	(204,982)
Fair value, end of period	$17,401,345	$436,468	$366,553	$82,444	$346,870	$428,450	$199,190	$19,261,320

(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended September 30, 2024, transfers out of Level 3 into Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Nine Months Ended September 30, 2024
	Debt investments				Equity investments
($ in thousands)	First-lien senior secured	Second-lien senior secured	Unsecured	Specialty finance	Preferred	Specialty finance	Common	Total
Fair value, beginning of period	$11,454,006	$935,338	$189,018	$86,499	$643,138	$292,017	$235,364	$13,835,380
Purchases of investments, net	7,646,529	—	149,569	14,390	5,343	153,070	203	7,969,104
Payment-in-kind	49,099	4,996	26,359	1,077	60,574	—	81	142,186
Proceeds from investments, net	(1,292,531)	(195,851)	(1,553)	(19,522)	(364,861)	(45,280)	(2,396)	(1,921,994)
Net change in unrealized gain (loss)	28,189	(13,209)	3,081	—	(7,258)	28,643	5,679	45,125
Net realized gains (losses)	(6,025)	—	(164)	—	2,385	—	—	(3,804)
Net amortization/accretion of premium/discount on investments	53,996	3,585	243	—	7,549	—	—	65,373
Transfers between investment types	(1,053)	—	—	—	—	—	1,053	—
Transfers into (out of) Level 3(1)	(530,865)	(298,391)	—	—	—	—	(40,794)	(870,050)
Fair value, end of period	$17,401,345	$436,468	$366,553	$82,444	$346,870	$428,450	$199,190	$19,261,320

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the nine months ended September 30, 2024, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies and an investment measured at net asset value which is no longer categorized within the fair value hierarchy.
The below tables present information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2025 on investments held at September 30, 2025	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2024 on investments held at September 30, 2024
First-lien senior secured debt investments	$(55,336)	$9,700
Second-lien senior secured debt investments	(625)	(3,749)
Unsecured debt investments	1,932	7,193
Specialty finance debt investments	—	—
Preferred equity investments	(3,179)	2,329
Common equity investments	10,080	4,085
Specialty finance equity investments	7,310	9,406
Total Investments	$(39,818)	$28,964

($ in thousands)	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2025 on investments held at September 30, 2025	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2024 on investments held at September 30, 2024
First-lien senior secured debt investments	$(88,738)	$16,926
Second-lien senior secured debt investments	(13,494)	(10,846)
Unsecured debt investments	23,856	3,081
Specialty finance debt investments	(305)	—
Preferred equity investments	(618)	1,218
Common equity investments	18,710	5,680
Specialty finance equity investments	30,370	28,644
Total Investments	$(30,219)	$44,703
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2025 and December 31, 2024. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	As of September 30, 2025
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$22,572,928	Yield Analysis	Market Yield	6.2% - 53.1% (9.3%)	Decrease
	2,413,731	Recent Transaction	Transaction Price	98.5% - 103.3% (99.4%)	Increase
	143,290	Collateral Analysis	Recovery Rate	0.0% - 100.0% (59.5%)	Increase
Second-lien senior secured debt investments	$1,086,045	Yield Analysis	Market Yield	9.1% - 40.0% (12.7%)	Decrease
Unsecured debt investments(2)	$390,559	Yield Analysis	Market Yield	8.5% - 18.2% (12.2%)	Decrease
	3,823	Recent Transaction	Transaction Price	100.0%	Increase
	33	Market Approach	EBITDA Multiple	12.0x	Increase
Specialty finance debt investments	$132,322	Yield Analysis	Market Yield	11.8%	Decrease
Preferred equity investments	$468,353	Yield Analysis	Market Yield	11.7% - 37.9% (14.2%)	Decrease
	21,728	Recent Transaction	Transaction Price	100.0%	Increase
	2,088	Market Approach	Revenue Multiple	11.8x - 16.0x (13.9x)	Increase
Common equity investments	$70,844	Recent Transaction	Transaction Price	100.0%	Increase
	157,376	Market Approach	EBITDA Multiple	8.5x - 26.5x (14.1x)	Increase
	49,296	Market Approach	Revenue Multiple	6.3x - 13.0x (10.5x)	Increase
	998	Option Pricing Model	Volatility	70.0%	Increase
	1,629	Yield Analysis	Market Yield	8.6%	Decrease
	9	Market Approach	Gross Profit Multiple	9.0x	Increase
Specialty finance equity investments	$310,949	Market Approach	AUM Multiple	1.1x	Increase
	84,626	Market Approach	N/A(1)	N/A	Increase
	3,960	Yield Analysis	Market Yield	11.8%	Decrease
	2,576	Discounted Cash Flow Analysis	Discount Rate	18.2%	Decrease

(1)Fair value based on a weighting of the appraised value of the portfolio company’s underlying assets and their cost.
(2)Excludes $55.6 million of unsecured level 3 investments valued based on indicative quotes.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	As of December 31, 2024
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$16,755,933	Yield Analysis	Market Yield	6.8% - 35.2% (10.6%)	Decrease
	2,575,658	Recent Transaction	Transaction Price	94.7% - 100.0% (99.1%)	Increase
	587	Collateral Analysis	Recovery Rate	11.1% - 13.5% (13.0%)	Increase
Second-lien senior secured debt investments	$451,426	Yield Analysis	Market Yield	11.1% - 43.6% (16.8%)	Decrease
Unsecured debt investments	$366,468	Yield Analysis	Market Yield	8.6% - 18.1% (12.6%)	Decrease
	28	Market Approach	EBITDA Multiple	11.8x	Increase
Specialty finance debt investments	$90,736	Yield Analysis	Market Yield	12.3%	Decrease
Preferred equity investments	$353,765	Yield Analysis	Market Yield	13.2% - 37.1% (15.3%)	Decrease
	4,376	Market Approach	EBITDA Multiple	7.1x	Increase
	1,760	Market Approach	Revenue Multiple	8.5x - 18.0x (13.9x)	Increase
Common equity investments	$155,881	Market Approach	EBITDA Multiple	3.3x - 28.5x (15.0x)	Increase
	48,359	Market Approach	Revenue Multiple	5.3x - 14.5x (10.9x)	Increase
	629	Option Pricing Model	Volatility	70.0%	Increase
	1,539	Yield Analysis	Market Yield	8.5%	Decrease
	12	Market Approach	Gross Profit Multiple	10.0x	Increase
Specialty finance equity investments	$223,274	Market Approach	AUM Multiple	1.1x	Increase
	62,056	Market Approach	N/A	N/A	N/A
	1,555	Discounted Cash Flow Analysis	Discount Rate	12.5%	Decrease
	4,771	Yield Analysis	Market Yield	12.3%	Decrease
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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of the following periods:

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

	September 30, 2025			December 31, 2024
($ in thousands)	Net Carrying Value(1)	Unamortized Debt Issuance (Costs) Premium	Fair Value	Net Carrying Value(1)	Unamortized Debt Issuance (Costs) Premium	Fair Value
Revolving Credit Facility(2)	$1,283,813	$(21,493)	$1,283,813	$1,312,515	$(22,497)	$1,312,515
SPV Asset Facility I	166,479	(7,521)	166,479	294,536	(5,464)	294,536
SPV Asset Facility II	787,879	(19,121)	787,879	907,881	(12,119)	907,881
SPV Asset Facility III(2)	1,013,739	(16,261)	1,013,739	958,547	(13,370)	958,547
SPV Asset Facility IV	(5,459)	(5,459)	(5,459)	351,698	(3,302)	351,698
SPV Asset Facility V	444,301	(5,699)	444,301	245,009	(4,991)	245,009
SPV Asset Facility VI	438,436	(7,564)	438,436	341,752	(8,248)	341,752
SPV Asset Facility VII(2)	310,751	(2,846)	310,751	162,398	(3,461)	162,398
SPV Asset Facility VIII	394,577	(5,423)	394,577	196,923	(3,077)	196,923
SPV Asset Facility IX	97,560	(2,440)	97,560	—	—	—
CLO VIII	372,739	(2,261)	372,739	288,100	(1,900)	288,100
CLO XI	258,495	(1,505)	258,495	258,308	(1,692)	258,308
CLO XII	—	—	—	258,192	(1,808)	258,192
CLO XV	309,433	(2,567)	309,433	309,198	(2,802)	309,198
CLO XVI	417,509	(2,491)	417,509	417,303	(2,697)	417,303
CLO XVII	322,364	(2,636)	322,364	322,121	(2,879)	322,121
CLO XVIII	258,261	(1,739)	258,261	258,109	(1,891)	258,109
CLO XIX	258,186	(1,814)	258,186	258,206	(1,794)	258,206
CLO XXII	734,192	(3,308)	734,192	—	—	—
March 2025 Notes	—	—	—	499,516	(484)	498,750
September 2026 Notes	348,359	(1,641)	344,750	347,084	(2,916)	336,000
February 2027 Notes	497,823	(2,177)	498,750	496,650	(3,350)	493,750
September 2027 Notes	602,158	3,705	630,000	593,270	(5,182)	630,000
AUD 2027 Notes(2)	297,792	(2,035)	304,430	271,957	(2,397)	296,207
May 2028 Notes	496,578	(7,240)	510,000	—	—	—
June 2028 Notes	655,375	(6,409)	697,125	642,519	(8,067)	690,625
January 2029 Notes	551,316	(9,503)	589,875	538,086	(11,458)	587,125
September 2029 Notes	918,792	(7,308)	938,250	492,523	(10,769)	510,000
March 2030 Notes	970,410	(18,800)	1,015,000	941,037	(20,518)	985,000
EUR 2031 Notes(2)	576,069	(9,316)	587,487	—	—	—
March 2031 Notes	744,849	(16,239)	787,500	718,384	(19,599)	763,125
Total Debt	$14,522,776	$(189,111)	$14,766,422	$12,681,822	$(178,732)	$12,931,378

(1)Inclusive of change in fair market value of effective hedge.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.

The below table presents fair value measurements of the Company’s debt obligations as of the following periods if debt was measured at fair value:

($ in thousands)	September 30, 2025	December 31, 2024
Level 1	$—	$—
Level 2	6,903,167	5,790,582
Level 3	7,863,255	7,140,796
Total Debt	$14,766,422	$12,931,378

Financial Instruments Not Carried at Fair Value

As of September 30, 2025 and December 31, 2024, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding commitments as of the following periods:

	As of
($ in thousands)	September 30, 2025	December 31, 2024
Total unfunded revolving loan commitments	$2,016,795	$1,383,540
Total unfunded delayed draw loan commitments	2,862,302	1,716,991
Total unfunded revolving and delayed draw loan commitments	$4,879,097	$3,100,531

Total unfunded specialty finance equity commitments	$159,954	$92,214
Total unfunded common equity commitments	14,224	—
Total unfunded equity commitments	$174,178	$92,214

Total unfunded commitments	$5,053,275	$3,192,745
As of September 30, 2025, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $3.7 million for the period from April 22, 2020 (Inception) to September 30, 2025, of which $3.7 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered. The Adviser is responsible for the payment of the Company’s organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by the Company.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025, management was not aware of any pending or threatened litigation.
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

The following table summarizes transactions with respect to shares of the Company’s common stock during the following periods:

	For the Three Months Ended September 30, 2025
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	47,527,120	$452,912	3,242,693	$30,645	125,770,697	$1,189,100	176,540,510	$1,672,657
Shares/gross proceeds from the private placements	—	—	—	—	39,591,764	374,413	39,591,764	374,413
Share Transfers between classes(1)	(4,028,241)	(37,972)	681,601	6,427	3,335,478	31,545	(11,162)	—
Reinvestment of distributions	7,137,913	67,281	477,412	4,505	13,342,003	126,120	20,957,328	197,906
Repurchased shares	(8,726,178)	(81,852)	(2,050,666)	(19,255)	(23,055,892)	(216,956)	(33,832,736)	(318,063)
Total shares/gross proceeds	41,910,614	400,369	2,351,040	22,322	158,984,050	1,504,222	203,245,704	1,926,913
Sales load	—	(4,885)	—	(38)	—	—	—	(4,923)
Total shares/net proceeds	41,910,614	$395,484	2,351,040	$22,284	158,984,050	$1,504,222	203,245,704	$1,921,990

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

	For the Nine Months Ended September 30, 2025
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	156,009,118	$1,491,206	10,700,277	$102,102	332,153,526	$3,152,036	498,862,921	$4,745,344
Shares/gross proceeds from the private placements	—	—	—	—	85,185,569	808,665	85,185,569	808,665
Share Transfers between classes(1)	(7,573,695)	(71,667)	543,967	5,122	7,007,474	66,545	(22,254)	—
Reinvestment of distributions	19,557,698	185,033	1,376,335	13,037	36,689,291	348,146	57,623,324	546,216
Repurchased shares	(25,799,854)	(242,912)	(4,284,764)	(40,331)	(74,419,654)	(702,970)	(104,504,272)	(986,213)
Total shares/gross proceeds	142,193,267	1,361,660	8,335,815	79,930	386,616,206	3,672,422	537,145,288	5,114,012
Sales load	—	(14,279)	—	(469)	—	—	—	(14,748)
Total shares/net proceeds	142,193,267	$1,347,381	8,335,815	$79,461	386,616,206	$3,672,422	537,145,288	$5,099,264

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

The changes to the Company’s offering price per share for the nine months ended September 30, 2025 and 2024 were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

January 1, 2024	$9.48	$0.33	$9.81
February 1, 2024	$9.49	$0.33	$9.82
March 1, 2024	$9.49	$0.33	$9.82
April 1, 2024	$9.50	$0.33	$9.83
May 1, 2024	$9.51	$0.33	$9.84
June 1, 2024	$9.57	$0.33	$9.90
July 1, 2024	$9.53	$0.33	$9.86
August 1, 2024	$9.55	$0.33	$9.88
September 1, 2024	$9.56	$0.33	$9.89
January 1, 2025	$9.54	$0.33	$9.87
February 1, 2025	$9.54	$0.33	$9.87
March 1, 2025	$9.51	$0.33	$9.84
April 1, 2025	$9.46	$0.33	$9.79
May 1, 2025	$9.40	$0.33	$9.73
June 1, 2025	$9.44	$0.33	$9.77
July 1, 2025	$9.42	$0.33	$9.75

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

August 1, 2025	$9.43	$0.33	$9.76
September 1, 2025	$9.43	$0.33	$9.76

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

January 1, 2024	$9.49	$0.14	$9.63
February 1, 2024	$9.50	$0.14	$9.64
March 1, 2024	$9.50	$0.14	$9.64
April 1, 2024	$9.51	$0.14	$9.65
May 1, 2024	$9.52	$0.14	$9.66
June 1, 2024	$9.58	$0.14	$9.72
July 1, 2024	$9.55	$0.14	$9.69
August 1, 2024	$9.56	$0.14	$9.70
September 1, 2024	$9.57	$0.14	$9.71
January 1, 2025	$9.55	$0.14	$9.69
February 1, 2025	$9.55	$0.14	$9.69
March 1, 2025	$9.52	$0.14	$9.66
April 1, 2025	$9.47	$0.14	$9.61
May 1, 2025	$9.41	$0.14	$9.55
June 1, 2025	$9.45	$0.14	$9.59
July 1, 2025	$9.43	$0.14	$9.57
August 1, 2025	$9.44	$0.14	$9.58
September 1, 2025	$9.44	$0.14	$9.58

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

January 1, 2024	$9.50	$—	$9.50
February 1, 2024	$9.51	$—	$9.51
March 1, 2024	$9.52	$—	$9.52
April 1, 2024	$9.53	$—	$9.53
May 1, 2024	$9.53	$—	$9.53
June 1, 2024	$9.59	$—	$9.59
July 1, 2024	$9.56	$—	$9.56
August 1, 2024	$9.58	$—	$9.58
September 1, 2024	$9.58	$—	$9.58
January 1, 2025	$9.57	$—	$9.57
February 1, 2025	$9.57	$—	$9.57
March 1, 2025	$9.54	$—	$9.54
April 1, 2025	$9.49	$—	$9.49
May 1, 2025	$9.42	$—	$9.42
June 1, 2025	$9.47	$—	$9.47
July 1, 2025	$9.45	$—	$9.45

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

August 1, 2025	$9.46	$—	$9.46
September 1, 2025	$9.45	$—	$9.45
Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were recorded during the following periods:

	For the Nine Months Ended September 30, 2025
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 5, 2024	January 31, 2025	February 25, 2025	$0.07010	$33,890	$3,499	$69,929
February 18, 2025	February 28, 2025	March 25, 2025	0.07010	35,308	3,794	72,626
February 18, 2025	March 31, 2025	April 24, 2025	0.10280	54,669	5,767	111,979
February 18, 2025	April 30, 2025	May 23, 2025	0.07010	37,635	3,966	79,647
May 6, 2025	May 30, 2025	June 25, 2025	0.07010	38,551	3,988	82,474
May 6, 2025	June 30, 2025	July 24, 2025	0.10280	59,206	5,749	121,070
May 6, 2025	July 31, 2025	August 25, 2025	0.07010	40,040	3,972	86,089
August 5, 2025	August 29, 2025	September 26, 2025	0.07010	41,248	4,004	92,287
August 5, 2025	September 30, 2025	October 24, 2025	0.10280	63,236	5,987	137,601
		Total	$0.72900	$403,783	$40,726	$853,702

(1)Distributions per share are gross of shareholder servicing fees.
(2)Distribution amounts are net of shareholder servicing fees.

	For the Nine Months Ended September 30, 2024
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 20, 2023	January 31, 2024	February 23, 2024	$0.07010	$21,517	$2,829	$42,089
February 21, 2024	February 29, 2024	March 22, 2024	0.07010	22,651	2,984	44,196
February 21, 2024	March 29, 2024	April 23, 2024	0.10280	35,655	4,144	67,452
February 21, 2024	April 30, 2024	May 22, 2024	0.07010	24,985	2,868	49,096
May 7, 2024	May 31, 2024	June 26, 2024	0.07010	26,216	3,105	51,937
May 7, 2024	June 28, 2024	July 24, 2024	0.10280	41,249	4,646	78,628
May 7, 2024	July 31, 2024	August 22, 2024	0.07010	28,185	3,184	56,502
August 6, 2024	August 31, 2024	September 25, 2024	0.07010	29,198	3,267	58,767
August 6, 2024	September 30, 2024	October 24, 2024	0.10280	45,420	4,903	88,490
		Total	$0.72900	$275,076	$31,930	$537,157

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

	For the Nine Months Ended September 30, 2025
	Class S		Class D		Class I		Total
Source of Distribution	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount
Net investment income	$0.66430	$367,946	$0.66300	$37,039	$0.66844	$782,785	$0.66698	$1,187,770
Net realized gain on investments	—	—	—	—	—	—	—	—
Excess (undistributed)(2)	0.06470	35,837	0.06600	3,687	0.06056	70,917	0.06202	110,441
Total	$0.72900	$403,783	$0.72900	$40,726	$0.72900	$853,702	$0.72900	$1,298,211

(1)Distributions per share are gross of shareholder servicing fees. Net investment income per share includes shareholder servicing fees.
(2)Represents the distributions in excess of net investment income for the current period. The Company has accumulated undistributed earnings as of September 30, 2025.

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

Offer Date	Class	Tender Offer Expiration	Tender Offer (in thousands)	Purchase Price per Share	Shares Repurchased

February 27, 2024	S	March 31, 2024	$33,826	$9.50	3,560,660
February 27, 2024	D	March 31, 2024	$26,354	$9.51	2,771,164
February 27, 2024	I	March 31, 2024	$81,994	$9.53	8,603,765
May 24, 2024	S	June 28, 2024	$50,529	$9.53	5,302,035
May 24, 2024	D	June 28, 2024	$3,558	$9.55	372,544

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)

Offer Date	Class	Tender Offer Expiration	Tender Offer (in thousands)	Purchase Price per Share	Shares Repurchased

May 24, 2024	I	June 28, 2024	$97,737	$9.56	10,223,527
August 30, 2024	S	September 30, 2024	$46,534	$9.55	4,872,698
August 30, 2024	D	September 30, 2024	$2,153	$9.56	225,274
August 30, 2024	I	September 30, 2024	$102,943	$9.57	10,756,911
February 26, 2025	S	March 31, 2025	$53,498	$9.46	5,655,204
February 26, 2025	D	March 31, 2025	$1,912	$9.47	201,862
February 26, 2025	I	March 31, 2025	$148,539	$9.49	15,652,202
May 23, 2025	S	June 30, 2025	$107,562	$9.42	11,418,472
May 23, 2025	D	June 30, 2025	$19,164	$9.43	2,032,236
May 23, 2025	I	June 30, 2025	$337,475	$9.45	35,711,561
August 26, 2025	S	September 30, 2025	$81,852	$9.38	8,726,178
August 26, 2025	D	September 30, 2025	$19,255	$9.39	2,050,666
August 26, 2025	I	September 30, 2025	$216,956	$9.41	23,055,892
Note 9. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended September 30,
	2025			2024
($ in thousands, except per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Increase (decrease) in net assets resulting from operations	$114,253	$11,171	$253,556	$107,506	$11,854	$212,160
Weighted average shares of common stock outstanding—basic and diluted	648,154,207	59,375,878	1,297,824,690	460,330,255	47,766,793	835,954,921
Earnings (loss) per common share—basic and diluted	$0.18	$0.19	$0.20	$0.23	$0.25	$0.25

	For the Nine Months Ended September 30,
	2025			2024
($ in thousands, except per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Increase (decrease) in net assets resulting from operations	$305,767	$31,113	$662,017	$301,796	$35,109	$585,375
Weighted average shares of common stock outstanding—basic and diluted	603,504,591	57,517,641	1,172,146,640	410,072,703	45,110,739	734,685,992
Earnings (loss) per common share—basic and diluted	$0.51	$0.54	$0.56	$0.74	$0.78	$0.80

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
For the three and nine months ended September 30, 2025, the Company recorded an expense for U.S. federal excise tax of $0.4 million and $1.2 million, respectively. For the three and nine months ended September 30, 2024, the Company recorded an expense for U.S. federal excise tax of $2.2 million and $5.5 million, respectively.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2025, the Company recorded a net tax expense/(benefit) of approximately $208 thousand and $2 thousand, respectively, for taxable subsidiaries. For the three and nine months ended September 30, 2024, the Company recorded a net tax expense/(benefit) of approximately $923 thousand and $913 thousand, respectively, for taxable subsidiaries.
The Company recorded a net deferred tax liability of $2.1 million and net deferred tax liability of $915 thousand as of September 30, 2025 and December 31, 2024, respectively, for taxable subsidiaries, which is primarily related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued
(Unaudited)
Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the following periods:

	For the Nine Months Ended September 30,
	2025			2024
($ in thousands, except share and per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Per share data:
Net asset value, at beginning of period	$9.54	$9.55	$9.57	$9.48	$9.49	$9.50
Results of operations:
Net investment income (loss)(1)	0.61	0.64	0.67	0.78	0.82	0.84
Net realized and unrealized gain (loss)(2)	(0.10)	(0.09)	(0.10)	(0.04)	(0.04)	(0.04)
Net increase (decrease) in net assets resulting from operations	$0.51	$0.55	$0.57	$0.74	$0.78	$0.80
Shareholder distributions:
Distributions from net investment income(3)	(0.61)	(0.64)	(0.67)	(0.67)	(0.71)	(0.73)
Distributions in excess of net investment income(3)	(0.06)	(0.07)	(0.06)	—	—	—
Net decrease in net assets from shareholders’ distributions	$(0.67)	$(0.71)	$(0.73)	$(0.67)	$(0.71)	$(0.73)
Total increase (decrease) in net assets	(0.16)	(0.16)	(0.16)	0.07	0.07	0.07
Net asset value, at end of period	$9.38	$9.39	$9.41	$9.55	$9.56	$9.57

Total return(4)	5.5%	6.0%	6.2%	8.0%	8.5%	8.7%

Ratios
Ratio of net expenses to average net assets(5)(6)	9.4%	8.8%	8.5%	10.9%	10.3%	10.0%
Ratio of net investment income to average net assets(6)	8.8%	9.4%	9.7%	11.3%	11.9%	12.2%
Portfolio turnover rate	24.8%	24.8%	24.8%	39.4%	39.4%	39.4%

Supplemental Data
Weighted-average shares outstanding	603,504,591	57,517,641	1,172,146,640	410,072,703	45,110,739	734,685,992
Shares outstanding, end of period	657,858,004	59,395,639	1,339,070,446	472,776,935	48,636,240	860,780,379
Net assets, end of period	$6,169,892	$557,653	$12,594,007	$4,512,972	$464,824	$8,239,285

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
(5)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the nine months ended September 30, 2025, the total operating expenses to average net assets were 9.4%, 8.8% and 8.5%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. For the nine months ended September 30, 2024, the total operating expenses to average net assets were 10.9%, 10.3% and 10.0%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. Past performance is not a guarantee of future results.
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
Equity Raise
As of November 6, 2025, the Company issued 690,774,309 shares of Class S common stock, 105,015,528 shares of Class D common stock, and 1,397,377,401 shares of Class I common stock and have raised total gross proceeds of $6.54 billion, $0.98 billion, and $13.15 billion, respectively, including seed capital of $1,000 contributed by our Adviser in September 2020 and approximately $25.0 million in gross proceeds raised from an entity affiliated with the Adviser. In addition, the Company expects to receive $0.53 billion in subscription payments which the Company accepted on November 1, 2025 and, which is pending the Company’s determination of the net asset value per share applicable to such purchase.
Dividend
On November 4, 2025, the Company’s Board approved a distribution of (i) $0.070100 per share, payable on or before December 31, 2025 to shareholders of record as of November 28, 2025, (ii) $0.070100 per share, payable on or before January 31, 2026 to shareholders of record as of December 31, 2025, and (iii) $0.070100 per share, payable on or before February 28, 2026 to shareholders of record as of January 30, 2026 and (iv) a special distribution of $0.010000 per share, payable on or before January 31, 2026 to shareholders of record as of December 31, 2025.

Core Income Funding VI Amendment

On October 10, 2025, Core Income Funding VI entered into Amendment No. 4 to SPV Asset Facility VI in order to join a new lender and increase the total revolving commitment of SPV Asset Facility VI from $600.0 million to $1.36 billion. (ii) reduce the term commitment under SPV Asset Facility VI from $150.0 million to $0.0 million, (iii) extend the end of the SPV Asset Facility VI Commitment Termination Date to April 10, 2028, (iv) extended the SPV Asset Facility VI Stated Maturity to April 10, 2035 and (v) reduce the applicable margin from a range of 1.50% and 2.15% to a range of 1.50% and 1.90% depending on the composition of the collateral.

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
Since meeting the minimum offering requirement and commencing our continuous public offering through September 30, 2025, we have issued 676,165,226 shares of Class S common stock, 100,682,514 shares of Class D common stock, and 1,365,724,054 shares of Class I common stock for gross proceeds, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, of $6.40 billion, $0.94 billion, and $12.85 billion, respectively, including $1,000 of seed capital contributed by our Adviser in September 2020, approximately $25.0 million in gross proceeds raised from an entity affiliated with the Adviser, and 149,091,949 shares of our Class I common stock issued in a private placement issued to feeder vehicles primarily created to hold our Class I shares for gross proceeds of approximately $1.41 billion. The Adviser, the entity affiliated with the Adviser, and their permitted assignees may not engage in any transaction that would result in the effective economic disposition of the Class I shares.
Our Adviser also serves as investment adviser to Blue Owl Capital Corporation and Blue Owl Capital Corporation II.

Blue Owl consists of three product platforms: (1) Credit, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms and (3) Real Assets, which primarily focuses on the strategies of net lease real estate, real estate credit and digital infrastructure, which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. The direct lending strategy of Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OTCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which also are registered investment advisers. As of September 30, 2025, the Adviser and its affiliates had $152.14 billion of assets under management across Blue Owl’s Credit platform.
The management of our investment portfolio is the responsibility of the Adviser and the Diversified Lending Investment Committee. The Investment Team is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s direct lending investment committees. Blue Owl’s four direct lending investment committees focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s direct lending investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Patrick Linnemann, Meenal Mehta, Logan Nicholson and as of November 1, 2025, Matthias Ederer. See “Item 5 — Other Information.” We consider the individuals on the Diversified Lending Investment Committee to be our portfolio managers. The Investment Team, under the Diversified Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis.
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

Our Investment Framework

Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and make debt and equity investments in, U.S. middle market companies. Since our Adviser and its affiliates began investment activities in April 2016 through September 30, 2025, our Adviser and its affiliates have originated $174.72 billion aggregate principal amount of investments, of which $170.63 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. Except for our specialty financing portfolio investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder. We intend, under normal circumstances, to invest directly, or indirectly through our investments in OCIC SLF LLC (f/k/a Blue Owl Credit Income Senior Loan Fund) (“OCIC SLF”) and Blue Owl Credit SLF LLC (“Credit SLF”) or any similarly situated companies, at least 80% of the value of our total assets in credit investments. We define “credit” to mean debt investments made in exchange for regular interest payments.

In general we define “middle market companies” to mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $25 million and $500 million annually and/or annual revenue of $125 million to $5 billion at the time of investment. Within this space, we predominantly focus on investing in upper middle market businesses, where we can structure larger transactions. which we believe to be more resilient and of greater strategic significance. We categorize “upper middle market” companies as those generating greater than $50mm of EBITDA annually. We may invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets.We note that over time, the average EBITDA of companies in our portfolio has grown significantly as the scale of private market solutions has grown. Across our investments, we typically seek to be senior in the capital structure, targeting a loan-to-value ratio (the amount of outstanding debt as a percentage of the value of the company) of 50% or below on average, which may provide a level of downside protection and help preserve capital.

We expect that generally our portfolio composition will be majority debt or income producing securities, with a lesser allocation to equity or equity-linked opportunities, including publicly traded debt instruments, which we may hold directly or through special purposes vehicles. These investments may include high-yield bonds, which are often referred to as “junk bonds”, and broadly syndicated loans. In addition, we may invest a portion of our portfolio in opportunistic investments and publicly traded debt investments, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These types of investments are intended to supplement our core strategy and further enhance returns to our shareholders. These investments may include high-yield bonds and broadly-syndicated loans, including “covenant lite” loans and other publicly traded debt instruments, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than those of middle market companies, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans, structured products, asset-based solutions or other forms of specialty finance, which may include, but is not limited to, investments such as life settlements, royalty interests and equipment finance. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.

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
We target portfolio companies where we can structure larger transactions that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio). As of September 30, 2025, our average investment size in each of our portfolio companies was approximately $95.8 million based on fair value. The investment size will vary with the size of our capital base and market conditions. As of September 30, 2025, excluding the investment in OCIC SLF, Credit SLF and certain investments that fall outside our typical borrower profile, our portfolio companies representing 93.7% of our total debt portfolio based on fair value, had weighted average annual revenue of $1.23 billion, weighted average annual EBITDA of $296.2 million, an average interest coverage of 2.0x and an average net loan-to-value of 39.6%.

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

Key Components of Our Results of Operations

Investments

We focus primarily on the direct origination of loans to institutionally-backed, upper middle market companies domiciled in the United States.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2025, 98.7% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Secular Trends Supporting Growth for Private Credit. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by uncertainty regarding inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public loan markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, larger, higher quality credits that have traditionally been issuers in the syndicated loan and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. This has driven substantial growth in direct lending portfolio companies over time. Given the dynamics mentioned above, we believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.60 trillion as of December 31, 2024, will continue to serve as tailwind to the space.

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

Portfolio and Investment Activity

As of September 30, 2025, based on fair value, our portfolio consisted of 88.0% first lien senior secured debt investments (of which 39.3% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 4.5% second-lien senior secured debt investments, 1.4% unsecured debt investments, 0.4% specialty finance debt investments, 1.0% joint ventures, 1.5% preferred equity investments, 2.2% specialty finance equity investments, and 1.0% common equity investments.

As of September 30, 2025, our weighted average total yield of the portfolio at fair value and amortized cost was 9.3% and 9.3%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 9.5% and 9.5%, respectively. Refer to our weighted average yields and interest rates table for more information on our calculation of weighted average yields. As of September 30, 2025, the weighted average spread of total debt investments was 5.0%.

As of September 30, 2025 we had investments in 352 portfolio companies with an aggregate fair value of $33.71 billion. As of September 30, 2025, we had net leverage of 0.72x debt-to-equity and we target net leverage of 0.90x-1.25x debt-to-equity.

Our platform continues to find attractive investment opportunities for deployment, predominantly in first lien originations. We have seen an increase in deal activity and, consistent with our last several quarters, a substantial portion of our financings are with existing borrowers, reflecting the advantage of incumbency and scale and allowing us to support their continued growth and maintain the credit quality of our portfolio. We continue to focus on investing in upper middle-market businesses in non-cyclical industries we view as recession resistant and that we are familiar with, including defensive service-oriented sectors that provide intangible mission-critical solutions and products such as healthcare, business services, technology and insurance brokerage. These companies have diversified revenue streams, strong recurring cash flow profiles and healthy liquidity.

Blue Owl serves as the lead, co-lead or administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers have a weighted average EBITDA of approximately $296.2 million (up from approximately $140.0 million in 2021) and average revenue of approximately $1.23 billion (up from approximately $632.0 million in 2021) and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl’s direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1.00 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection and provide customized flexible solutions. The average hold size of Blue Owl’s direct lending strategy’s new investments is approximately $350.0 million (up from approximately $200.0 million in 2021) and average total new deal size is $1.50 billion (up from approximately $600.0 million in 2021).

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

Although we marked down some of the positions on our watch list, across the portfolio we are not seeing a meaningful increase in amendment activity, requests for increased revolver borrowings, missed payments or other signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
We also continue to leverage the expanding role that private lenders are being asked to play in the broader credit markets to evaluate cross-platform opportunities including strategic equity and accretive joint venture investments that have cash flow and credit profiles that provide consistent income. We continue to invest in OCIC SLF, Credit SLF, BOCSO and in specialty financing portfolio companies, including Fifth Season Investments LLC (“Fifth Season”), LSI Financing DAC 1 (“LSI Financing DAC”), LSI Financing LLC (“LSI Financing LLC”), and AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”). In the future we may invest through additional specialty finance portfolio companies, joint ventures, partnerships or other special purpose vehicles. We formed Blue Owl Leasing LLC, a cross-platform joint venture intended to invest in equipment leases and in the future we may invest through other cross-platform investment vehicles. See “Specialty Financing Portfolio Companies” and “Joint Ventures.” These companies may use our capital to support acquisitions which could continue to lead to increased dividend income supported by well-diversified underlying portfolios.
Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended September 30,
($ in thousands)	2025	2024
New investment commitments
Gross originations	$5,613,775	$4,757,260
Less: Sell downs	(60,725)	—
Total new investment commitments	$5,553,050	$4,757,260
Principal amount of new investments funded:
First-lien senior secured debt investments	$3,890,441	$4,024,486
Second-lien senior secured debt investments	42,093	11,250
Unsecured debt investments	3,823	—
Specialty finance debt investments	17,491	13,468
Joint ventures	20,419	19,469
Preferred equity investments	9,679	549
Common equity investments	83,959	—

	For the Three Months Ended September 30,
($ in thousands)	2025	2024
Specialty finance equity investments	163,576	13,318
Total principal amount of new investments funded	$4,231,481	$4,082,540

Drawdowns (Repayments) on revolvers and delayed draw term loans, net	$333,113

Principal amount of investments sold or repaid:
First-lien senior secured debt investments(1)	$(2,763,402)	$(1,470,877)
Second-lien senior secured debt investments	(32,726)	(126,185)
Unsecured debt investments	—	—
Specialty finance debt investments	—	—
Joint ventures	—	—
Preferred equity investments	(6,560)	(43,956)
Common equity investments	(5,700)	(1,882)
Specialty finance equity investments	(107,151)	—
Total principal amount of investments sold or repaid	$(2,915,539)	$(1,642,900)
Number of new investment commitments in new portfolio companies(2)	38	22
Average new investment commitment amount in new portfolio companies	95,474	94,888
Weighted average term for new investment commitments (in years)	6.3	6.7
Percentage of new debt investment commitments at floating rates	99.9%	100.0%
Percentage of new debt investment commitments at fixed rates	0.1%	—%
Weighted average interest rate of new debt investment commitments(3)	8.5%	9.3%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	4.6%	4.7%

(1)Includes scheduled paydowns.
(2)Number of new investment commitments represents commitments to a particular portfolio company.
(3)For the three months ended September 30, 2025 and 2024, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 3.98% and 4.59%, respectively.

Investments at fair value and amortized cost consisted of the below as of the following periods:

	September 30, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$29,842,956	$29,669,974	$23,613,397	$23,574,406
Second-lien senior secured debt investments	1,569,829	1,531,486	802,519	767,392
Unsecured debt investments	452,538	469,246	447,930	440,633
Specialty finance debt investments	132,322	132,322	90,431	90,736
Preferred equity investments	495,985	492,169	363,096	359,901
Common equity investments	272,355	337,744	198,899	244,492
Specialty finance equity investments	666,145	747,602	548,315	585,431
Joint ventures	361,147	332,132	319,078	315,903
Total Investments	$33,793,277	$33,712,675	$26,383,665	$26,378,894

(1)We consider 39.3% and 38.5% of first-lien senior secured debt investments to be unitranche loans as of September 30, 2025 and December 31, 2024, respectively.

The table below describes investments by industry composition based on fair value as of the following periods:

	September 30, 2025	December 31, 2024
Advertising and media	1.4%	1.8%
Aerospace and defense	0.7	0.8

	September 30, 2025	December 31, 2024
Asset based lending and fund finance(1)	1.2	1.1
Automotive services	1.8	0.7
Automotive aftermarket	0.1	0.1
Buildings and real estate	3.2	2.6
Business services	5.5	6.0
Chemicals	2.3	2.9
Consumer products	1.8	1.5
Containers and packaging	2.8	2.4
Distribution	2.8	2.3
Education	0.7	0.9
Energy equipment and services	0.3	0.3
Financial services	6.1	5.1
Food and beverage	4.5	6.3
Healthcare equipment and services	6.7	6.0
Healthcare providers and services	13.7	12.0
Healthcare technology	5.7	5.7
Household products	1.0	1.3
Human resource support services	0.4	0.8
Infrastructure and environmental services	1.4	1.5
Insurance(2)	9.3	9.4
Internet software and services	10.9	11.6
Joint ventures(3)	1.0	1.2
Leisure and entertainment	2.6	3.0
Manufacturing	2.7	3.5
Pharmaceuticals(4)	1.5	1.1
Professional services	3.9	4.6
Specialty retail	1.3	1.8
Telecommunications	2.2	1.1
Transportation	0.5	0.6
Total	100.0%	100.0%

(1)Includes investments in Amergin AssetCo and BOCSO.
(2)Includes equity investment in Fifth Season Investments LLC.
(3)Includes equity investments in OCIC SLF and Credit SLF. See below, within Note 4, for more information regarding OCIC SLF and Credit SLF.
(4)Includes equity investments in LSI Financing DAC and LSI Financing LLC.

The table below describes investments by geographic composition based on fair value as of the following periods:

	September 30, 2025	December 31, 2024
United States:
Midwest	18.4%	20.6%
Northeast	22.3	20.1
South	32.7	32.7
West	17.8	16.2
International	8.8	10.4
Total	100.0%	100.0%

The table below describes the weighted average yields and interest rates of our investments based on fair value as of the following periods:

	September 30, 2025	December 31, 2024
Weighted average total yield of portfolio(1)	9.3%	9.9%
Weighted average total yield of debt and income producing securities(1)	9.5%	10.0%
Weighted average interest rate of debt securities	9.2%	9.7%
Weighted average spread over base rate of all floating rate investments	5.0%	5.2%

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

Investment Rating	Description
1	Investments rated 1 involve the least amount of risk to our initial cost basis. The borrower is performing above expectations, and the trends and risk factors for this investment since origination or acquisition are generally favorable;
2	Investments rated 2 involve an acceptable level of risk that is similar to the risk at the time of origination or acquisition. The borrower is generally performing as expected and the risk factors are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a rating of 2;
3	Investments rated 3 involve a borrower performing below expectations and indicates that the loan’s risk has increased somewhat since origination or acquisition;

Investment Rating	Description
4	Investments rated 4 involve a borrower performing materially below expectations and indicates that the loan’s risk has increased materially since origination or acquisition. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due (but generally not more than 120 days past due); and
5	Investments rated 5 involve a borrower performing substantially below expectations and indicates that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans rated 5 are not anticipated to be repaid in full and we will reduce the fair market value of the loan to the amount we anticipate will be recovered.

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
The following table shows the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	September 30, 2025		December 31, 2024
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$2,728,867	8.1%	$1,507,477	5.7%
2	29,213,499	86.6	23,692,115	89.8
3	1,604,881	4.8	1,147,787	4.4
4	141,905	0.4	—	—
5	23,523	0.1	31,515	0.1
Total	$33,712,675	100.0%	$26,378,894	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of the following periods:

	September 30, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$31,684,609	99.0%	$24,911,661	99.8%
Non-accrual	313,036	1.0	42,616	0.2
Total	$31,997,645	100.0%	$24,954,277	100.0%

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

Specialty Financing Portfolio Companies and Joint Ventures

We leverage the expanding role that private lenders are being asked to play in the broader credit markets to evaluate cross-platform opportunities including strategic equity and accretive joint venture investments that have cash flow and credit profiles that provide consistent income.

Specialty Finance Portfolio Companies

Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management, LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of September 30, 2025, our commitment to Amergin AssetCo is $229.2 million, of which $96.9 million is equity and $132.3 million is debt. As of September 30, 2025, the fair value of our investment in Amergin AssetCo was $216.9 million. As of September 30, 2025, the fair value of our investment in Amergin Asset Management, LLC was $2.6 million. We do not consolidate our equity interest in Amergin AssetCo or Amergin Asset Management, LLC.

BOCSO was formed to invest in alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. We believe exposure to alternative credit presents an attractive opportunity as alternative credit is a growing subsector of private credit. On September 18, 2025, we made an initial equity contribution to BOCSO. As of September 30, 2025, our investment at fair value in BOCSO was $11.7 million and our total commitment was $11.7 million. As of September 30, 2025, the portfolio consists of one investment with a cost and fair value of $24.6 million and $24.6 million, respectively. As of September 30, 2025, the portfolio industry composition was 100.0% ABF – Commercial Real Estate. We do not consolidate our equity interest in BOCSO.

Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity commitment to Fifth Season. As of September 30, 2025, the fair value of our investment in Fifth Season was $310.9 million. We do not consolidate our equity interest in Fifth Season.

LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial equity commitment to LSI Financing DAC. As of September 30, 2025, fair value of our investment in LSI Financing DAC is $4.0 million. We do not consolidate our equity interest in LSI Financing DAC.

LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by us pursuant to the Investment Advisory Agreement equal to our pro rata amount of such consulting fee. On November 25, 2024, we made an initial equity commitment to LSI Financing LLC. As of September 30, 2025, the fair value of our investment in LSI Financing LLC is $333.8 million and our total commitment is $433.8 million. We do not consolidate our equity interest in LSI Financing LLC.
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
Refer to Exhibit 99.1 for the OCIC SLF’s Supplemental Financial Information.

On May 6, 2024, Credit SLF, a Delaware limited liability company, was formed as a joint venture between us, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Technology Finance Corp., Blue Owl Technology Income Corp., and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”). The Credit SLF Members co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. Our investment in Credit SLF is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our non-controlling interest in Credit SLF.
Refer to Exhibit 99.2 for the Credit SLF’s Supplemental Financial Information.
On June 30, 2025, Blue Owl Leasing was formed as a joint venture. We co-manage Blue Owl Leasing with Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Income Corp., a Blue Owl managed alternative credit fund, (Blue Owl Alternative Credit Fund) and California State Teachers Retirement System (each a “Blue Owl Leasing Member” and collectively, the “Blue Owl Leasing Members”). Blue Owl Leasing’s principal purpose is to make investments in financing leases. Blue Owl Leasing is managed by the Blue Owl Leasing Members and investment decisions must be unanimous. Our investment in Blue Owl Leasing is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our non-controlling interest in Blue Owl Leasing. As of September 30, 2025, Blue Owl Leasing had not made any investments.
On September 30, 2025, BOC Lease I LLC and BOC Lease II LLC, wholly-owned subsidiaries of Blue Owl Leasing, entered into a credit facility with Truist Bank and Deutsche Bank AG, New York Branch. Truist Bank serves as a co-structuring agent and the administrative agent, and Deutsche Bank AG, New York Branch serves as a co-structuring agent. The credit facility includes a maximum borrowing capacity of $300.0 million.
Results of Operations

The following table represents the operating results for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Total Investment Income	$814,986	$674,872	$2,304,334	$1,829,072
Less: Operating Expenses	393,073	315,243	1,115,362	848,237
Net Investment Income (Loss) Before Taxes	421,913	359,629	1,188,972	980,835
Less: Income taxes, including excise taxes	641	2,217	1,202	5,480
Net Investment Income (Loss) After Taxes	421,272	357,412	1,187,770	975,355
Net change in unrealized gain (loss)	(14,151)	(22,852)	(110,412)	(45,547)
Net realized gain (loss)	(28,141)	(3,040)	(78,461)	(7,528)
Net Increase (Decrease) in Net Assets Resulting from Operations	$378,980	$331,520	$998,897	$922,280
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of investment originations and exit activity, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the three and nine months ended September 30, 2025, our net asset value per share decreased, primarily driven by a net change in unrealized depreciation of the fair value of certain of our debt investments and dividends paid in excess of earnings. For the three and nine months ended September 30, 2024, our net asset value per share increased, primarily driven by earnings in excess of dividends paid.

Investment Income

The following table represents investment income for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Investment income
Interest income	$730,067	$602,119	$2,062,446	$1,612,057
PIK interest income	31,296	32,728	92,295	91,574
Dividend income	24,903	21,509	72,334	61,985
PIK dividend income	14,997	10,886	42,682	42,904
Other income	13,723	7,630	34,577	20,552
Total Investment Income	$814,986	$674,872	$2,304,334	$1,829,072

Three Months ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

Investment income increased to $815.0 million for the three months ended September 30, 2025 from $674.9 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $23.78 billion as of September 30, 2024 to $32.35 billion as of September 30, 2025, partially offset by a decrease in base interest rates. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Income generated from these fees decreased to $14.1 million for the three months ended September 30, 2025 from $15.4 million for the three months ended September 30, 2024 due to slower refinancing activity. For the three months ended September 30, 2025, PIK interest and PIK dividend income earned was $31.3 million and $15.0 million, respectively. PIK interest and PIK dividend income represented approximately 3.8% and 1.8% of total investment income for the three months ended September 30, 2025, respectively. For the three months ended September 30, 2024, PIK interest and PIK dividend income earned was $32.7 million and $10.9 million, respectively. PIK interest and PIK dividend income represented approximately 4.8% and 1.7% of total investment income for the three months ended September 30, 2024, respectively. Other income increased period-over-period due to an increase in unfunded investment commitment fees and incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing or as a result of episodic amendments made to the terms of our existing debt investments. Included in investment income is dividend income which includes income earned primarily from our controlled, affiliated equity investments. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

Investment income increased to $2.3 billion for the nine months ended September 30, 2025 from $1.8 billion for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $23.78 billion as of September 30, 2024 to $32.35 billion as of September 30, 2025, partially offset by a decrease in base interest rates. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Income generated from these fees decreased to $45.3 million for the nine months ended September 30, 2025 from $73.0 million for the nine months ended September 30, 2024 due to slower refinancing activity. For the nine months ended September 30, 2025, PIK interest and PIK dividend income earned was $92.3 million and $42.7 million, respectively. PIK interest and PIK dividend income represented approximately 4.0% and 1.9% of total investment income for the nine months ended September 30, 2025, respectively. For the nine months ended September 30, 2024, PIK interest and PIK dividend income earned was $91.6 million and $42.9 million, respectively. PIK interest and PIK dividend income represented approximately 5.0% and 2.4% of total investment income for the nine months ended September 30, 2024, respectively. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing or as a result of episodic amendments made to the terms of our existing debt investments. Included in investment income is dividend income, primarily from our controlled, affiliated equity investments, which increased to $72.3 million from $62.0 million in the prior period, due to an increase in income producing equity investments, at amortized cost, which increased from $0.92 billion as of September 30, 2024 to $1.44 billion as of September 30, 2025. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

Expenses

The following table represents expenses for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Offering costs	$314	$389	$3,856	$3,083
Interest expense	252,262	209,461	718,785	561,827
Management fees, net(1)	55,915	37,998	153,823	99,486
Performance based incentive fees	60,105	47,376	169,604	131,771
Professional fees	6,600	5,974	19,454	16,675
Directors’ fees	567	320	1,207	966
Shareholder servicing fees	13,483	9,702	37,423	25,721
Other general and administrative	3,827	4,023	11,210	8,708
Total operating expenses	$393,073	$315,243	$1,115,362	$848,237

(1)Refer to Note 3 “Agreements and Related Party Transactions” for additional details on management fee waiver.

Three Months ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

Total operating expenses increased to $393.1 million for the three months ended September 30, 2025 from $315.2 million for the same period prior year primarily due to increases in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in the net asset value of the fund. The increase in incentive fees was due to higher pre-incentive fee net investment income earned during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase in interest expense was driven by an increase in average daily borrowings to $13.92 billion from $10.78 billion period over period, partially offset by a decrease in the average interest rate to 6.6% from 7.5% period over period. As a percentage of total assets, offering costs, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

Total operating expenses increased to $1.12 billion for the nine months ended September 30, 2025 from $848.2 million for the same period prior year primarily due to increases in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in the net asset value of the fund. The increase in incentive fees was due to higher pre-incentive fee net investment income earned during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in interest expense was driven by an increase in average daily borrowings to $13.49 billion from $9.37 billion period over period, partially offset by a decrease in the average interest rate to 6.7% from 7.6% period over period. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
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
For the three and nine months ended September 30, 2025, we recorded U.S. federal excise tax of $0.4 million and $1.2 million, respectively. For the three and nine months ended September 30, 2024, we recorded U.S. federal excise tax of $2.2 million and $5.5 million, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2025, we recorded a net tax expense/(benefit) of approximately $208 thousand and $2 thousand, respectively, for taxable subsidiaries. For the three and nine months ended September 30, 2024, we recorded a net tax expense/(benefit) of approximately $923 thousand and $913 thousand, respectively, for taxable subsidiaries.
We recorded a net deferred tax liability of $2.1 million and net deferred tax liability of $915 thousand as of September 30, 2025 and December 31, 2024, respectively, for taxable subsidiaries, which is primarily related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests.

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

Net Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The below table represents the net unrealized gains (losses) on our investment portfolio for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(49,751)	$(23,029)	$(158,445)	$(55,717)
Non-controlled, affiliated investments	(253)	1,999	(624)	4,733
Controlled, affiliated investments	8,449	(1,906)	17,369	5,054
Translation of assets and liabilities in foreign currencies	27,559	1,008	32,509	1,299
Income tax (provision) benefit	(155)	(924)	(1,221)	(916)
Net change in unrealized gain (loss)	$(14,151)	$(22,852)	$(110,412)	$(45,547)
Three Months ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

For the three months ended September 30, 2025, the net unrealized loss on investments was primarily driven by decreases in the fair value of certain debt investments, partially offset by increases in the fair value of certain equity investments and credit spreads tightening across the broader markets. For the three months ended September 30, 2025, the unrealized gain on translation of assets and liabilities in foreign currencies was driven by a reversal of unrealized losses on foreign borrowings denominated in Euro which were repaid with the proceeds from the issuance of the EUR 2031 Notes and is largely offset by a realized loss on translation of assets and liabilities in foreign currencies for the three months ended September 30, 2025. As of September 30, 2025, the fair value of our debt investments as a percentage of principal was 98.4%, as compared to 98.5% as of June 30, 2025.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended September 30, 2025 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Notorious Topco, LLC (dba Beauty Industry Group)	$(25.0)
Physician Partners, LLC	(18.0)
Plasma Buyer LLC (dba PathGroup)	(13.7)
LSI Financing LLC(1)	7.5
CD&R Value Building Partners I, L.P. (dba Belron)	6.9
PetVet Care Centers, LLC	(6.1)
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(1)	(5.5)
Denali Holding, LP (dba Summit Companies)	5.1
Conair Holdings LLC	(4.6)
Denali BuyerCo, LLC (dba Summit Companies)	4.5
Remaining portfolio companies	7.3
Total	$(41.6)

(1)Portfolio company is a controlled, affiliated investment.

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
For the nine months ended September 30, 2025, the net unrealized loss was primarily driven by decreases in the fair value of certain debt investments, partially offset by reversals of prior period unrealized losses that were realized during the period in connection with restructurings. For the nine months ended September 30, 2025, the unrealized gain on translation of assets and liabilities in foreign currencies was driven by a reversal of unrealized losses on foreign borrowings denominated in Euro which were repaid with the proceeds from the issuance of the EUR 2031 Notes and is largely offset by a realized loss on translation of assets and liabilities in foreign currencies for the nine months ended September 30, 2025. As of September 30, 2025, the fair value of our debt investments as a percentage of principal was 98.4%, as compared to 98.9% as of December 31, 2024.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the nine months ended September 30, 2025 consisted of the following:

Portfolio Company ($ in millions)	Net Change in Unrealized Gain (Loss)
Notorious Topco, LLC (dba Beauty Industry Group)	$(69.6)
EOS Finco S.A.R.L	(27.6)
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(1)	(25.3)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(1)	19.7
Plasma Buyer LLC (dba PathGroup)	(16.3)
LSI Financing LLC(1)	14.0
PCF Holdco, LLC (dba PCF Insurance Services)	(13.7)
Conair Holdings LLC	(12.1)
Ivanti Software, Inc.	11.8
Aramsco, Inc.	(10.7)
Remaining portfolio companies	(11.9)
Total	$(141.7)

(1)Portfolio company is a controlled, affiliated investment.
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
(2)Portfolio company is a non-controlled, affiliated investment as of September 30,2024.

Net Realized Gains (Losses)

The table below represents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Net realized gain (loss):
Non-controlled, non-affiliated investments	$(557)	$(2,575)	$(50,103)	$(6,009)
Translation of assets and liabilities in foreign currencies	(27,584)	(465)	(28,358)	(1,519)
Net realized gain (loss)	$(28,141)	$(3,040)	$(78,461)	$(7,528)
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
As of September 30, 2025 and December 31, 2024, our asset coverage ratios were 229% and 209%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of September 30, 2025, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2025 we had $3.22 billion available under our credit facilities.
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
As of September 30, 2025, we had $0.69 billion in cash. During the nine months ended September 30, 2025, we used $5.91 billion in cash for operating activities, primarily as a result of funding portfolio investments of $12.72 billion, partially offset by sales and repayments of portfolio investments of $5.47 billion and other operating activities of $1.34 billion. Lastly, cash provided by financing activities was $5.60 billion during the period, which was the result of proceeds from the issuance of shares of $5.54 billion, partially offset by $0.70 billion of distributions paid, share repurchases of $0.86 billion and net borrowings on our credit facilities, net of debt issuance and deferred offering costs, of $1.62 billion.

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
The below tables summarize transactions with respect to shares of our common stock during the following periods:

	For the Three Months Ended September 30, 2025
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	47,527,120	$452,912	3,242,693	$30,645	125,770,697	$1,189,100	176,540,510	$1,672,657
Shares/gross proceeds from the private placements	—	—	—	—	39,591,764	374,413	39,591,764	374,413
Share Transfers between classes(1)	(4,028,241)	(37,972)	681,601	6,427	3,335,478	31,545	(11,162)	—
Reinvestment of distributions	7,137,913	67,281	477,412	4,505	13,342,003	126,120	20,957,328	197,906
Repurchased shares	(8,726,178)	(81,852)	(2,050,666)	(19,255)	(23,055,892)	(216,956)	(33,832,736)	(318,063)
Total shares/gross proceeds	41,910,614	400,369	2,351,040	22,322	158,984,050	1,504,222	203,245,704	1,926,913
Sales load	—	(4,885)	—	(38)	—	—	—	(4,923)
Total shares/net proceeds	41,910,614	$395,484	2,351,040	$22,284	158,984,050	$1,504,222	203,245,704	$1,921,990

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

	For the Nine Months Ended September 30, 2025
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	156,009,118	$1,491,206	10,700,277	$102,102	332,153,526	$3,152,036	498,862,921	$4,745,344
Shares/gross proceeds from the private placements	—	—	—	—	85,185,569	808,665	85,185,569	808,665
Share Transfers between classes(1)	(7,573,695)	(71,667)	543,967	5,122	7,007,474	66,545	(22,254)	—
Reinvestment of distributions	19,557,698	185,033	1,376,335	13,037	36,689,291	348,146	57,623,324	546,216
Repurchased shares	(25,799,854)	(242,912)	(4,284,764)	(40,331)	(74,419,654)	(702,970)	(104,504,272)	(986,213)
Total shares/gross proceeds	142,193,267	1,361,660	8,335,815	79,930	386,616,206	3,672,422	537,145,288	5,114,012
Sales load	—	(14,279)	—	(469)	—	—	—	(14,748)
Total shares/net proceeds	142,193,267	$1,347,381	8,335,815	$79,461	386,616,206	$3,672,422	537,145,288	$5,099,264

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

The changes to our offering price per share since the commencement of our initial continuous public offering and associated effective dates of such changes were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

March 1, 2021	$9.26	$0.32	$9.58
April 1, 2021	$9.26	$0.32	$9.58
May 1, 2021	$9.26	$0.32	$9.58
June 1, 2021	$9.28	$0.32	$9.60
July 1, 2021	$9.30	$0.33	$9.63
August 1, 2021	$9.30	$0.33	$9.63
September 1, 2021	$9.30	$0.33	$9.63
October 1, 2021	$9.31	$0.33	$9.64
November 1, 2021	$9.32	$0.33	$9.65
December 1, 2021	$9.31	$0.33	$9.64
January 1, 2022	$9.33	$0.33	$9.66
February 1, 2022	$9.33	$0.33	$9.66
March 1, 2022	$9.27	$0.32	$9.59
April 1, 2022	$9.24	$0.32	$9.56
May 1, 2022	$9.23	$0.32	$9.55
June 1, 2022	$9.02	$0.32	$9.34
July 1, 2022	$8.84	$0.31	$9.15
August 1, 2022	$9.02	$0.32	$9.34
September 1, 2022	$9.09	$0.32	$9.41

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

October 1, 2022	$8.99	$0.31	$9.30
November 1, 2022	$9.00	$0.32	$9.32
December 1, 2022	$9.05	$0.32	$9.37
January 1, 2023	$9.06	$0.32	$9.38
February 1, 2023	$9.24	$0.32	$9.56
March 1, 2023	$9.23	$0.32	$9.55
April 1, 2023	$9.21	$0.32	$9.53
May 1, 2023	$9.21	$0.32	$9.53
June 1, 2023	$9.18	$0.32	$9.50
July 1, 2023	$9.28	$0.32	$9.60
August 1, 2023	$9.33	$0.33	$9.66
September 1, 2023	$9.37	$0.33	$9.70
October 1, 2023	$9.40	$0.33	$9.73
November 1, 2023	$9.36	$0.33	$9.69
December 1, 2023	$9.42	$0.33	$9.75
January 1, 2024	$9.48	$0.33	$9.81
February 1, 2024	$9.49	$0.33	$9.82
March 1, 2024	$9.49	$0.33	$9.82
April 1, 2024	$9.50	$0.33	$9.83
May 1, 2024	$9.51	$0.33	$9.84
June 1, 2024	$9.57	$0.33	$9.90
July 1, 2024	$9.53	$0.33	$9.86
August 1, 2024	$9.55	$0.33	$9.88
September 1, 2024	$9.56	$0.33	$9.89
October 1, 2024	$9.55	$0.33	$9.88
November 1, 2024	$9.55	$0.33	$9.88
December 1, 2024	$9.55	$0.33	$9.88
January 1, 2025	$9.54	$0.33	$9.87
February 1, 2025	$9.54	$0.33	$9.87
March 1, 2025	$9.51	$0.33	$9.84
April 1, 2025	$9.46	$0.33	$9.79
May 1, 2025	$9.40	$0.33	$9.73
June 1, 2025	$9.44	$0.33	$9.77
July 1, 2025	$9.42	$0.33	$9.75
August 1, 2025	$9.43	$0.33	$9.76
September 1, 2025	$9.43	$0.33	$9.76

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

March 1, 2021	$9.26	$0.14	$9.40
April 1, 2021	$9.26	$0.14	$9.40
May 1, 2021	$9.25	$0.14	$9.39
June 1, 2021	$9.27	$0.14	$9.41
July 1, 2021	$9.29	$0.14	$9.43
August 1, 2021	$9.29	$0.14	$9.43
September 1, 2021	$9.29	$0.14	$9.43
October 1, 2021	$9.31	$0.14	$9.45
November 1, 2021	$9.32	$0.14	$9.46
December 1, 2021	$9.31	$0.14	$9.45

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

January 1, 2022	$9.34	$0.14	$9.48
February 1, 2022	$9.33	$0.14	$9.47
March 1, 2022	$9.27	$0.14	$9.41
April 1, 2022	$9.25	$0.14	$9.39
May 1, 2022	$9.24	$0.14	$9.38
June 1, 2022	$9.04	$0.14	$9.18
July 1, 2022	$8.86	$0.13	$8.99
August 1, 2022	$9.04	$0.14	$9.18
September 1, 2022	$9.09	$0.14	$9.23
October 1, 2022	$9.00	$0.14	$9.14
November 1, 2022	$9.01	$0.14	$9.15
December 1, 2022	$9.05	$0.14	$9.19
January 1, 2023	$9.07	$0.14	$9.21
February 1, 2023	$9.25	$0.14	$9.39
March 1, 2023	$9.24	$0.14	$9.38
April 1, 2023	$9.22	$0.14	$9.36
May 1, 2023	$9.22	$0.14	$9.36
June 1, 2023	$9.19	$0.14	$9.33
July 1, 2023	$9.29	$0.14	$9.43
August 1, 2023	$9.34	$0.14	$9.48
September 1, 2023	$9.38	$0.14	$9.52
October 1, 2023	$9.41	$0.14	$9.55
November 1, 2023	$9.37	$0.14	$9.51
December 1, 2023	$9.43	$0.14	$9.57
January 1, 2024	$9.49	$0.14	$9.63
February 1, 2024	$9.50	$0.14	$9.64
March 1, 2024	$9.50	$0.14	$9.64
April 1, 2024	$9.51	$0.14	$9.65
May 1, 2024	$9.52	$0.14	$9.66
June 1, 2024	$9.58	$0.14	$9.72
July 1, 2024	$9.55	$0.14	$9.69
August 1, 2024	$9.56	$0.14	$9.70
September 1, 2024	$9.57	$0.14	$9.71
October 1, 2024	$9.56	$0.14	$9.70
November 1, 2024	$9.56	$0.14	$9.70
December 1, 2024	$9.56	$0.14	$9.70
January 1, 2025	$9.55	$0.14	$9.69
February 1, 2025	$9.55	$0.14	$9.69
March 1, 2025	$9.52	$0.14	$9.66
April 1, 2025	$9.47	$0.14	$9.61
May 1, 2025	$9.41	$0.14	$9.55
June 1, 2025	$9.45	$0.14	$9.59
July 1, 2025	$9.43	$0.14	$9.57
August 1, 2025	$9.44	$0.14	$9.58
September 1, 2025	$9.44	$0.14	$9.58

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

Initial Offering Price	$10.00	$—	$10.00

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

March 1, 2021	$9.26	$—	$9.26
April 1, 2021	$9.26	$—	$9.26
May 1, 2021	$9.26	$—	$9.26
June 1, 2021	$9.28	$—	$9.28
July 1, 2021	$9.30	$—	$9.30
August 1, 2021	$9.30	$—	$9.30
September 1, 2021	$9.30	$—	$9.30
October 1, 2021	$9.32	$—	$9.32
November 1, 2021	$9.32	$—	$9.32
December 1, 2021	$9.31	$—	$9.31
January 1, 2022	$9.34	$—	$9.34
February 1, 2022	$9.34	$—	$9.34
March 1, 2022	$9.28	$—	$9.28
April 1, 2022	$9.26	$—	$9.26
May 1, 2022	$9.25	$—	$9.25
June 1, 2022	$9.05	$—	$9.05
July 1, 2022	$8.88	$—	$8.88
August 1, 2022	$9.06	$—	$9.06
September 1, 2022	$9.11	$—	$9.11
October 1, 2022	$9.01	$—	$9.01
November 1, 2022	$9.02	$—	$9.02
December 1, 2022	$9.07	$—	$9.07
January 1, 2023	$9.08	$—	$9.08
February 1, 2023	$9.26	$—	$9.26
March 1, 2023	$9.26	$—	$9.26
April 1, 2023	$9.24	$—	$9.24
May 1, 2023	$9.24	$—	$9.24
June 1, 2023	$9.21	$—	$9.21
July 1, 2023	$9.31	$—	$9.31
August 1, 2023	$9.36	$—	$9.36
September 1, 2023	$9.39	$—	$9.39
October 1, 2023	$9.43	$—	$9.43
November 1, 2023	$9.38	$—	$9.38
December 1, 2023	$9.45	$—	$9.45
January 1, 2024	$9.50	$—	$9.50
February 1, 2024	$9.51	$—	$9.51
March 1, 2024	$9.52	$—	$9.52
April 1, 2024	$9.53	$—	$9.53
May 1, 2024	$9.53	$—	$9.53
June 1, 2024	$9.59	$—	$9.59
July 1, 2024	$9.56	$—	$9.56
August 1, 2024	$9.58	$—	$9.58
September 1, 2024	$9.58	$—	$9.58
October 1, 2024	$9.57	$—	$9.57
November 1, 2024	$9.58	$—	$9.58
December 1, 2024	$9.57	$—	$9.57
January 1, 2025	$9.57	$—	$9.57
February 1, 2025	$9.57	$—	$9.57
March 1, 2025	$9.54	$—	$9.54
April 1, 2025	$9.49	$—	$9.49
May 1, 2025	$9.42	$—	$9.42
June 1, 2025	$9.47	$—	$9.47

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

July 1, 2025	$9.45	$—	$9.45
August 1, 2025	$9.46	$—	$9.46
September 1, 2025	$9.45	$—	$9.45
Distributions
The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were recorded during the following periods:

	For the Nine Months Ended September 30, 2025
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 5, 2024	January 31, 2025	February 25, 2025	$0.07010	$33,890	$3,499	$69,929
February 18, 2025	February 28, 2025	March 25, 2025	0.07010	35,308	3,794	72,626
February 18, 2025	March 31, 2025	April 24, 2025	0.10280	54,669	5,767	111,979
February 18, 2025	April 30, 2025	May 23, 2025	0.07010	37,635	3,966	79,647
May 6, 2025	May 30, 2025	June 25, 2025	0.07010	38,551	3,988	82,474
May 6, 2025	June 30, 2025	July 24, 2025	0.10280	59,206	5,749	121,070
May 6, 2025	July 31, 2025	August 25, 2025	0.07010	40,040	3,972	86,089
August 5, 2025	August 29, 2025	September 26, 2025	0.07010	41,248	4,004	92,287
August 5, 2025	September 30, 2025	October 24, 2025	0.10280	63,236	5,987	137,601
		Total	$0.72900	$403,783	$40,726	$853,702

(1)Distributions per share are gross of shareholder servicing fees.
(2)Distribution amounts are net of shareholder servicing fees.

	For the Nine Months Ended September 30, 2024
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 20, 2023	January 31, 2024	February 23, 2024	$0.07010	$21,517	$2,829	$42,089
February 21, 2024	February 29, 2024	March 22, 2024	0.07010	22,651	2,984	44,196
February 21, 2024	March 29, 2024	April 23, 2024	0.10280	35,655	4,144	67,452
February 21, 2024	April 30, 2024	May 22, 2024	0.07010	24,985	2,868	49,096
May 7, 2024	May 31, 2024	June 26, 2024	0.07010	26,216	3,105	51,937
May 7, 2024	June 28, 2024	July 24, 2024	0.10280	41,249	4,646	78,628
May 7, 2024	July 31, 2024	August 22, 2024	0.07010	28,185	3,184	56,502
August 6, 2024	August 31, 2024	September 25, 2024	0.07010	29,198	3,267	58,767
August 6, 2024	September 30, 2024	October 24, 2024	0.10280	45,420	4,903	88,490
		Total	$0.72900	$275,076	$31,930	$537,157

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

	For the Nine Months Ended September 30, 2025
	Class S		Class D		Class I		Total
Source of Distribution	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount
Net investment income	$0.664300	$367,946	$0.663000	$37,039	$0.668440	$782,785	$0.666980	$1,187,770
Net realized gain on investments	—	—	—	—	—	—	—	—
Excess (undistributed)(2)	0.064700	35,837	0.066000	3,687	0.060560	70,917	0.062020	110,441
Total	$0.729000	$403,783	$0.729000	$40,726	$0.729000	$853,702	$0.729000	$1,298,211

(1)Distributions per share are gross of shareholder servicing fees. Net investment income per share includes shareholder servicing fees.
(2)Represents the distributions in excess of net investment income for the current period. The Company has accumulated undistributed earnings as of September 30, 2025.

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

Offer Date	Class	Tender Offer Expiration	Tender Offer (in thousands)	Purchase Price per Share	Shares Repurchased

February 27, 2024	S	March 31, 2024	$33,826	$9.50	3,560,660
February 27, 2024	D	March 31, 2024	$26,354	$9.51	2,771,164
February 27, 2024	I	March 31, 2024	$81,994	$9.53	8,603,765
May 24, 2024	S	June 28, 2024	$50,529	$9.53	5,302,035
May 24, 2024	D	June 28, 2024	$3,558	$9.55	372,544
May 24, 2024	I	June 28, 2024	$97,737	$9.56	10,223,527
August 30, 2024	S	September 30, 2024	$46,534	$9.55	4,872,698
August 30, 2024	D	September 30, 2024	$2,153	$9.56	225,274
August 30, 2024	I	September 30, 2024	$102,943	$9.57	10,756,911
November 26, 2024	S	December 31, 2024	$54,850	$9.54	5,749,465
November 26, 2024	D	December 31, 2024	$8,863	$9.55	928,082
November 26, 2024	I	December 31, 2024	$129,643	$9.57	13,546,800
February 26, 2025	S	March 31, 2025	$53,498	$9.46	5,655,204
February 26, 2025	D	March 31, 2025	$1,912	$9.47	201,862
February 26, 2025	I	March 31, 2025	$148,539	$9.49	15,652,202
May 23, 2025	S	June 30, 2025	$107,562	$9.42	11,418,472
May 23, 2025	D	June 30, 2025	$19,164	$9.43	2,032,236
May 23, 2025	I	June 30, 2025	$337,475	$9.45	35,711,561
August 26, 2025	S	September 30, 2025	$81,852	$9.38	8,726,178
August 26, 2025	D	September 30, 2025	$19,255	$9.39	2,050,666
August 26, 2025	I	September 30, 2025	$216,956	$9.41	23,055,892

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of the following periods:

	September 30, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance (Costs) Premium	Net Carrying Value
Revolving Credit Facility(2)(4)	$3,775,000	$1,305,306	$2,392,533	$(21,493)	$1,283,813
SPV Asset Facility I	650,000	174,000	108,592	(7,521)	166,479
SPV Asset Facility II	2,000,000	807,000	202,526	(19,121)	787,879
SPV Asset Facility III	1,800,000	1,030,000	84,191	(16,261)	1,013,739
SPV Asset Facility IV	500,000	—	153,735	(5,459)	(5,459)
SPV Asset Facility V	750,000	450,000	40,506	(5,699)	444,301
SPV Asset Facility VI	750,000	446,000	21,205	(7,564)	438,436
SPV Asset Facility VII(2)	500,000	313,597	36,960	(2,846)	310,751
SPV Asset Facility VIII	1,000,000	400,000	176,564	(5,423)	394,577
SPV Asset Facility IX	300,000	100,000	6,370	(2,440)	97,560
CLO VIII	375,000	375,000	—	(2,261)	372,739
CLO XI	260,000	260,000	—	(1,505)	258,495
CLO XV	312,000	312,000	—	(2,567)	309,433
CLO XVI	420,000	420,000	—	(2,491)	417,509
CLO XVII	325,000	325,000	—	(2,636)	322,364
CLO XVIII	260,000	260,000	—	(1,739)	258,261
CLO XIX	260,000	260,000	—	(1,814)	258,186
CLO XXII	737,500	737,500	—	(3,308)	734,192
September 2026 Notes	350,000	350,000	—	(1,641)	348,359
February 2027 Notes	500,000	500,000	—	(2,177)	497,823
September 2027 Notes(3)	600,000	600,000	—	3,705	602,158
AUD 2027 Notes(2)(3)	300,672	300,672	—	(2,035)	297,792
May 2028 Notes(3)	500,000	500,000	—	(7,240)	496,578
June 2028 Notes(3)	650,000	650,000	—	(6,409)	655,375
January 2029 Notes(3)	550,000	550,000	—	(9,503)	551,316
September 2029 Notes(3)	900,000	900,000	—	(7,308)	918,792
March 2030 Notes(3)	1,000,000	1,000,000	—	(18,800)	970,410
EUR 2031 Notes(2)(3)	587,487	587,487	—	(9,316)	576,069
March 2031 Notes(3)	750,000	750,000	—	(16,239)	744,849
Total Debt	$21,662,659	$14,663,562	$3,223,182	$(189,111)	$14,522,776

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
(3)Net Carrying Value is inclusive of change in fair market value of effective hedge.
(4)The amount available is reduced by $77.2 million of outstanding letters of credit.

	December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance (Costs) Premium	Net Carrying Value
Revolving Credit Facility(2)(4)	$3,100,000	$1,335,012	$1,726,832	$(22,497)	$1,312,515
SPV Asset Facility I	525,000	300,000	8,771	(5,464)	294,536
SPV Asset Facility II	1,500,000	920,000	115,020	(12,119)	907,881
SPV Asset Facility III(2)	1,500,000	971,917	55,727	(13,370)	958,547
SPV Asset Facility IV	500,000	355,000	26,504	(3,302)	351,698
SPV Asset Facility V	500,000	250,000	18,217	(4,991)	245,009
SPV Asset Facility VI	750,000	350,000	62,964	(8,248)	341,752
SPV Asset Facility VII(2)	500,000	165,859	168,563	(3,461)	162,398
SPV Asset Facility VIII	500,000	200,000	1,500	(3,077)	196,923
CLO VIII	290,000	290,000	—	(1,900)	288,100
CLO XI	260,000	260,000	—	(1,692)	258,308
CLO XII	260,000	260,000	—	(1,808)	258,192
CLO XV	312,000	312,000	—	(2,802)	309,198
CLO XVI	420,000	420,000	—	(2,697)	417,303
CLO XVII	325,000	325,000	—	(2,879)	322,121
CLO XVIII	260,000	260,000	—	(1,891)	258,109
CLO XIX	260,000	260,000	—	(1,794)	258,206
March 2025 Notes	500,000	500,000	—	(484)	499,516
September 2026 Notes	350,000	350,000	—	(2,916)	347,084
February 2027 Notes	500,000	500,000	—	(3,350)	496,650
September 2027 Notes(3)	600,000	600,000	—	(5,182)	593,270
AUD 2027 Notes(2)(3)	295,468	295,468	—	(2,397)	271,957
June 2028 Notes(3)	650,000	650,000	—	(8,067)	642,519
January 2029 Notes(3)	550,000	550,000	—	(11,458)	538,086
September 2029 Notes(3)	500,000	500,000	—	(10,769)	492,523
March 2030 Notes(3)	1,000,000	1,000,000	—	(20,518)	941,037
March 2031 Notes(3)	750,000	750,000	—	(19,599)	718,384
Total Debt	$17,457,468	$12,930,256	$2,184,098	$(178,732)	$12,681,822

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
(3)Net Carrying Value is inclusive of change in fair market value of effective hedge.
(4)The amount available is reduced by $38.2 million of outstanding letters of credit.

The below table represents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Interest expense	$236,306	$206,792	$685,679	$541,000
Amortization of debt issuance costs	12,438	8,242	37,403	21,575
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items included in interest expense(1)	3,518	(5,573)	(4,297)	(748)
Total Interest Expense	$252,262	$209,461	$718,785	$561,827
Average interest rate	6.6%	7.5%	6.7%	7.6%
Average daily borrowings	$13,923,776	$10,779,440	$13,491,922	$9,368,526

(1)Refer to “ITEM 1. – FINANCIAL STATEMENTS – Notes to Consolidated Financial Statements – Note 5. Debt – September 2027, AUD 2027, May 2028, June 2028, January 2029, September 2029, March 2030, EUR 2031, and March 2031 Notes” for details on the facilities’ interest rate swaps.

The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)

Promissory Note(5)
September 30, 2025 (unaudited)	$—	$—	$—	N/A
December 31, 2024	$—	$—	$—	N/A
December 31, 2023	$—	$—	$—	N/A
December 31, 2022	$—	$—	$—	N/A
December 31, 2021	$—	$—	$—	N/A
December 31, 2020	$10.0	$2,226.8	$—	N/A
SPV Asset Facility I
September 30, 2025 (unaudited)	$174.0	$2,286.1	$—	N/A
December 31, 2024	$300.0	$2,094.8	$—	N/A
December 31, 2023	$475.0	$2,085.2	$—	N/A
December 31, 2022	$440.4	$1,927.2	$—	N/A
December 31, 2021	$301.3	$1,998.5	$—	N/A
SPV Asset Facility II
September 30, 2025 (unaudited)	$807.0	$2,286.1	$—	N/A
December 31, 2024	$920.0	$2,094.8	$—	N/A
December 31, 2023	$1,718.0	$2,085.2	$—	N/A
December 31, 2022	$1,538.0	$1,927.2	$—	N/A
December 31, 2021	$446.0	$1,998.5	$—	N/A
SPV Asset Facility III
September 30, 2025 (unaudited)	$1,030.0	$2,286.1	$—	N/A
December 31, 2024	$971.9	$2,094.8	$—	N/A
December 31, 2023	$522.0	$2,085.2	$—	N/A
December 31, 2022	$555.0	$1,927.2	$—	N/A
SPV Asset Facility IV
September 30, 2025 (unaudited)	$—	$2,286.1	$—	N/A
December 31, 2024	$355.0	$2,094.8	—	N/A
December 31, 2023	$250.0	$2,085.2	—	N/A
December 31, 2022	$465.0	$1,927.2	—	N/A
SPV Asset Facility V
September 30, 2025 (unaudited)	$450.0	$2,286.1	—	N/A
December 31, 2024	$250.0	$2,094.8	—	N/A
December 31, 2023	$200.0	$2,085.2	—	N/A
SPV Asset Facility VI
September 30, 2025 (unaudited)	$446.0	$2,286.1	—	N/A
December 31, 2024	$350.0	$2,094.8	—	N/A
December 31, 2023	$160.0	$2,085.2	—	N/A
SPV Asset Facility VII
September 30, 2025 (unaudited)	$313.6	$2,286.1	—	N/A
December 31, 2024	$165.9	$2,094.8	—	N/A
SPV Asset Facility VIII
September 30, 2025 (unaudited)	$400.0	$2,286.1	—	N/A
December 31, 2024	$200.0	$2,094.8	—	N/A
SPV Asset Facility IX
September 30, 2025 (unaudited)	$100.0	$2,286.1	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)

CLO VIII
September 30, 2025 (unaudited)	$375.0	$2,286.1	—	N/A
December 31, 2024	$290.0	$2,094.8	—	N/A
December 31, 2023	$290.0	$2,085.2	—	N/A
December 31, 2022	$290.0	$1,927.2	—	N/A
CLO XI
September 30, 2025 (unaudited)	$260.0	$2,286.1	—	N/A
December 31, 2024	$260.0	$2,094.8	—	N/A
December 31, 2023	$260.0	$2,085.2	—	N/A
CLO XII(7)
September 30, 2025 (unaudited)	$—	$2,286.1	—	N/A
December 31, 2024	$260.0	$2,094.8	—	N/A
December 31, 2023	$260.0	$2,085.2	—	N/A
CLO XV
September 30, 2025 (unaudited)	$312.0	$2,286.1	—	N/A
December 31, 2024	$312.0	$2,094.8	—	N/A
CLO XVI
September 30, 2025 (unaudited)	$420.0	$2,286.1	—	N/A
December 31, 2024	$420.0	$2,094.8	—	N/A
CLO XVII
September 30, 2025 (unaudited)	$325.0	$2,286.1	—	N/A
December 31, 2024	$325.0	$2,094.8	—	N/A
CLO XVIII
September 30, 2025 (unaudited)	$260.0	$2,286.1	—	N/A
December 31, 2024	$260.0	$2,094.8	—	N/A
CLO XIX
September 30, 2025 (unaudited)	$260.0	$2,286.1	—	N/A
December 31, 2024	$260.0	$2,094.8	—	N/A
CLO XXII
September 30, 2025 (unaudited)	$737.5	$2,286.1	—	N/A
Revolving Credit Facility
September 30, 2025 (unaudited)	$1,305.3	$2,286.1	—	N/A
December 31, 2024	$1,335.0	$2,094.8	—	N/A
December 31, 2023	$628.1	$2,085.2	—	N/A
December 31, 2022	$302.3	$1,927.2	—	N/A
December 31, 2021	$451.2	$1,998.5	—	N/A
September 2026 Notes
September 30, 2025 (unaudited)	$350.0	$2,286.1	—	N/A
December 31, 2024	$350.0	$2,094.8	—	N/A
December 31, 2023	$350.0	$2,085.2	—	N/A
December 31, 2022	$350.0	$1,927.2	—	N/A
December 31, 2021	$350.0	$1,998.5	—	N/A
February 2027 Notes
September 30, 2025 (unaudited)	$500.0	$2,286.1	—	N/A
December 31, 2024	$500.0	$2,094.8	—	N/A
December 31, 2023	$500.0	$2,085.2	—	N/A
December 31, 2022	$500.0	$1,927.2	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)

September 2027 Notes
September 30, 2025 (unaudited)	$600.0	$2,286.1	—	N/A
December 31, 2024	$600.0	$2,094.8	—	N/A
December 31, 2023	$600.0	$2,085.2	—	N/A
December 31, 2022	$600.0	$1,927.2	—	N/A
AUD 2027 Notes
September 30, 2025 (unaudited)	$300.7	$2,286.1	—	N/A
December 31, 2024	$295.5	$2,094.8	—	N/A
May 2028 Notes
September 30, 2025 (unaudited)	$500.0	$2,286.1	—	N/A
June 2028 Notes
September 30, 2025 (unaudited)	$650.0	$2,286.1	—	N/A
December 31, 2024	$650.0	$2,094.8	—	N/A
December 31, 2023	$650.0	$2,085.2	—	N/A
March 2025 Notes(6)
September 30, 2025 (unaudited)	$—	$—	—	N/A
December 31, 2024	$500.0	$2,094.8	—	N/A
December 31, 2023	$500.0	$2,085.2	—	N/A
December 31, 2022	$500.0	$1,927.2	—	N/A
January 2029 Notes
September 30, 2025 (unaudited)	$550.0	$2,286.1	—	N/A
December 31, 2024	$550.0	$2,094.8	—	N/A
December 31, 2023	$550.0	$2,085.2	—	N/A
September 2029 Notes
September 30, 2025 (unaudited)	$900.0	$2,286.1	—	N/A
December 31, 2024	$500.0	$2,094.8	—	N/A
March 2030 Notes
September 30, 2025 (unaudited)	$1,000.0	$2,286.1	—	N/A
December 31, 2024	$1,000.0	$2,094.8	—	N/A
EUR 2031 Notes
September 30, 2025 (unaudited)	$587.5	$2,286.1	—	N/A
March 2031 Notes
September 30, 2025 (unaudited)	$750.0	$2,286.1	—	N/A
December 31, 2024	$750.0	$2,094.8	—	N/A

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
(6)Facility was terminated in March 2025.
(7)Facility was terminated in August 2025.

Credit Facilities
Revolving Credit Facility
On August 11, 2022, we entered into an Amended and Restated Senior Secured Revolving Credit Agreement(as amended from time to time, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto (each a “Revolving Credit Lender” and collectively, the “Revolving Credit Lenders”) and Sumitomo Mitsui Banking Corporation, as Administrative Agent. On October 18, 2024 (the “Revolving Credit Facility Third Amendment Date”), the Revolving Credit Facility was amended to extend the availability period and maturity date, increase the total facility amount and make various other changes. The following describes the terms of the Revolving Credit Facility as modified through August 15, 2025.
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
The Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $3.78 billion, which is comprised of (a) a term loan in a principal amount of $150.0 million and (b) subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $3.63 billion (the revolving credit facility increased from $3.43 billion to $3.63 billion on August 15, 2025). The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $4.60 billion through our exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
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
SPV Asset Facility I
On September 16, 2021 (the “SPV Asset Facility I Closing Date”), Core Income Funding I LLC (“Core Income Funding I”), a Delaware limited liability company, entered into a Credit Agreement (the “SPV Asset Facility I”), with Core Income Funding I, as borrower, the lenders from time to time parties thereto (the “SPV Asset Facility I Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company as Collateral Agent, Collateral Administrator, Custodian and Document Custodian. The parties to the SPV Asset Facility I have entered into various amendments, including to increase or decrease the amount available under the facility, replace the Collateral Custodian, extend the termination date and extend the maturity date, and make various other changes. The following describes the terms of the SPV Asset Facility I as amended through July 25, 2025 (the “SPV Asset Facility I Fifth Amendment Date”).
The maximum principal amount of SPV Asset Facility I is $650.0 million (increased from $450.0 million to $550.0 million on July 10, 2025 and further increased from $550.0 million to $650.0 million on the SPV Asset Facility I Fifth Amendment date); the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of Core Income Funding I’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
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
Amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.10%) plus an applicable margin that ranges from 1.50% to 2.00% depending on a ratio of broadly syndicated loans to middle-market loans in the collateral. From the SPV Asset Facility I Closing Date to the SPV Asset Facility I Commitment Termination Date, there is a commitment fee that steps up during the six months after the SPV Asset Facility I Closing Date from 0.00% to 0.625% per annum, which rate remains in effect to but excluding May 15, 2025 and then equals 0.50% per annum thereafter on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility I.
SPV Asset Facility II
On October 5, 2021 (the “SPV Asset Facility II Closing Date”), Core Income Funding II LLC (“Core Income Funding II”), a Delaware limited liability company, entered into a loan and financing and servicing agreement (as amended through the date here of, the “SPV Asset Facility II”), with Core Income Funding II, as borrower, us, as equityholder and service provider, the lenders from time to time parties thereto (the “SPV Asset Facility II Lenders”), Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as collateral agent and collateral custodian. The parties to the SPV Asset Facility II have entered into various amendments, including to increase the amount available under the facility, extend the revolving period and termination date, change the interest rate and make various other changes. The following describes the terms of the SPV Asset Facility II as amended through April 18, 2025 (the “SPV Asset Facility II Ninth Amendment Date”).
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
SPV Asset Facility III
On March 24, 2022 (the “SPV Asset Facility III Closing Date”), Core Income Funding III LLC (“Core Income Funding III”), a Delaware limited liability company, entered into a Credit Agreement (the “SPV Asset Facility III”), with Core Income Funding III, as borrower, the Adviser, as servicer, the lenders from time to time parties thereto (the “SPV Asset Facility III Lenders”), Bank of America, N.A., as administrative agent, State Street Bank and Trust Company, as collateral agent, Alter Domus (US) LLC as collateral custodian and Bank of America, N.A., as sole lead arranger and sole book manager. The parties to the SPV Asset Facility III have entered into various amendments, including to increase the maximum principal amount available under the facility, extend the availability period and maturity date, change the interest rate, replace the collateral custodian and make various other changes. The following describes the terms of SPV Asset Facility III amended through May 22, 2025 (the “SPV Asset Facility III Third Amendment Date”).
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
SPV Asset Facility IV
On March 16, 2022 (the “SPV Asset Facility IV Closing Date”), Core Income Funding IV LLC (“Core Income Funding IV”), a Delaware limited liability company, entered into a Credit Agreement (the “SPV Asset Facility IV”), with Core Income Funding IV, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility IV Lenders”), Sumitomo Mitsui Banking Corporation, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and

Custodian and Alter Domus (US) LLC as Document Custodian. On February 28, 2025, the parties to the SPV Asset Facility IV entered into Amendment No. 1 in order to replace Alter Domus (US) as collateral custodian with State Street Bank and Trust Company and make various other changes. The following describes the terms of SPV Asset Facility IV amended through February 28, 2025 (the “SPV Asset Facility IV First Amendment Date”).
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
SPV Asset Facility V
On March 9, 2023 (the “SPV Asset Facility V Closing Date”), Core Income Funding V LLC (“Core Income Funding V”), a Delaware limited liability company, entered into a loan and security agreement (the “SPV Asset Facility V”), with Core Income Funding V, as Borrower, us, as Servicer and Equityholder, the lenders from time to time parties thereto (the “SPV Asset Facility V Lenders”), Wells Fargo Bank, National Association, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, and Alter Domus (US) LLC as Collateral Custodian. The parties to the SPV Asset Facility V have entered into various amendments, including to increase the amount available under the facility, replace the Collateral Custodian and make various other changes. On April 29, 2025, the parties to the SPV Asset Facility V entered into the Third Amendment to Loan and Security Agreement. The following describes the terms of SPV Asset Facility V as amended through April 29, 2025 (the “SPV Asset Facility V Third Amendment Date”).
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

SPV Asset Facility VI
On August 29, 2023 (the “SPV Asset Facility VI Closing Date”), Core Income Funding VI LLC (“Core Income Funding VI”), a Delaware limited liability company, entered into a Credit Agreement (the “SPV Asset Facility VI”), with Core Income Funding VI LLC, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility VI Lenders”), The Bank of Nova Scotia, as Agent, State Street Bank and Trust Company as Collateral Agent, Collateral Custodian and Document Custodian. The parties to the SPV Asset Facility VI have entered into various amendments, including to assign the term commitment under the SPV Asset Facility VI and all of the outstanding term loans, replace the collateral custodian and make various other changes. On April 22, 2025, the parties to SPV Asset Facility VI entered into Amendment No. 3 to SPV Asset Facility VI. The following describes the terms of SPV Asset Facility VI as amended through April 22, 2025 (the “SPV Asset Facility VI Third Amendment Date”).
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
SPV Asset Facility VII
On May 21, 2024 (the “SPV Asset Facility VII Closing Date”), Core Income Funding VII LLC (“Core Income Funding VII”), a Delaware limited liability company, entered into a Credit Agreement (the “SPV Asset Facility VII”), with Core Income Funding VII LLC, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility VII Lenders”), Citibank, N.A., as Administrative Agent, State Street Bank and Trust Company as Custodian, Collateral Agent and Collateral Administrator. The following describes the terms of SPV Asset Facility VII as amended through October 18, 2024 (the“SPV Asset Facility VII First Amendment Date”).
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
SPV Asset Facility VIII
On December 17, 2024 (the “SPV Asset Facility VIII Closing Date”), Core Income Funding VIII LLC (“Core Income Funding VIII”), a Delaware limited liability company, entered into a Credit Agreement (the “SPV Asset Facility VIII”), with Core Income Funding VIII LLC, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility VIII Lenders”), Natixis, New York Branch, as Facility Agent, and State Street Bank and Trust Company as Collateral Agent, Collateral Administrator, Custodian and Document Custodian. On May 15, 2025, the parties to the SPV Asset Facility VIII entered into an amendment in order to, among other things, increase the size of the facility and add additional classes of loans. The following describes the terms of SPV Asset Facility VIII as most recently amended on May 15, 2025.
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
SPV Asset Facility IX

On August 12, 2025 (the “SPV Asset Facility IX Closing Date”), Core Income Funding IX LLC (“Core Income Funding IX”), a Delaware limited liability company, entered into a Revolving Credit and Security Agreement (the “SPV Asset Facility IX”), with Core Income Funding IX, as borrower, BNP Paribas, as administrative agent, State Street Bank and Trust Company, as collateral agent, and the lenders party thereto.

The maximum principal amount of SPV Asset Facility IX is $300.0 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Core Income Funding IX’s assets from time to time, and satisfaction of certain conditions, including an overcollateralization test, coverage tests, collateral quality tests, and certain concentration limits.

The SPV Asset Facility IX provides for the ability to draw and redraw revolving loans under the SPV Asset Facility IX for a period of up to 3 years after the SPV Asset Facility IX Closing Date. Unless otherwise terminated, the SPV Asset Facility IX will mature on August 12, 2030 (the “SPV Asset Facility IX Stated Maturity”). Prior to the SPV Asset Facility IX Stated Maturity, proceeds received by Core Income Funding IX from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us or reinvested to purchase new assets, subject to certain conditions. On the SPV Asset Facility IX Stated Maturity, Core Income Funding IX must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.

Amounts drawn bear interest at a reference rate (initially SOFR) plus an applicable margin equal to 1.95% per annum. The undrawn amount of the aggregate revolving commitment not subject to such spread payment is subject to an undrawn fee of, after the first three months after the SPV Asset Facility IX Closing Date, a range of 0.50% per annum to 1.50% per annum based on the undrawn amount. SPV Asset Facility IX is subject to a prepayment fee for the first two years after the SPV Asset Facility IX Closing Date.

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
On the Original CLO VIII Closing Date, the CLO VIII Refinancing Issuer entered into a loan sale agreement with us, which provided for the sale and contribution of approximately $143.0 million par amount of middle market loans from us to the CLO VIII Refinancing Issuer on the Original CLO VIII Closing Date and for future sales from us to the CLO VIII Refinancing Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO VIII Secured Notes. As part of the CLO VIII Refinancing, the CLO VIII Refinancing Issuer and us entered into an amended and restated loan sale agreement dated as of the CLO VIII Refinancing Date (the “BOCIC CLO VIII Loan Sale Agreement”), which provides for the sale and contribution of approximately $192.3 million par amount of middle market loans from us to the CLO VIII Refinancing Issuer on the CLO VIII Refinancing Date and for future sales from us to the CLO VIII Refinancing Issuer on an ongoing basis. Such loans constituted part of the portfolio of assets securing the CLO VIII Refinancing Secured Notes. We made customary representations, warranties, and covenants to the CLO VIII Refinancing Issuer under the applicable loan sale agreement.
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
The CLO XII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO XII Closing Date (the “CLO XII Indenture”), by and among the CLO XII Issuer and State Street Bank and Trust Company: (i) $90.0 million of AAA(sf) Class A-1A Notes, which bore interest at three-month term SOFR plus 2.55%, (ii) $22.0 million of AAA(sf) Class A-1B Notes, which bore interest at 6.37%, (iii) $8.0 million of AAA(sf) Class A-2 Notes, which bore interest at three-month term SOFR plus 3.10% and (iv) $24.0 million of AA(sf) Class B Notes, which bore interest at three-month term SOFR plus 3.55% (together, the “CLO XII Secured Notes”) and (B) the borrowing by the CLO XII Issuer of $116.0 million under floating rate Class A-1L loans (the “CLO XII Class A-1L Loans” and together with the CLO XII Secured Notes, the “CLO XII Debt”). The CLO XII Class A-1L Loans bore interest at three-month term SOFR plus 2.55%. The CLO XII Class A-1L Loans were borrowed under a credit agreement (the “CLO XII Class A-1L Credit Agreement”), dated as of the CLO XII Closing Date, by and among the CLO XII Issuer, as borrower, various financial institutions, as lenders, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XII Debt was secured by middle-market loans, participation interests in middle-market loans and other assets of the CLO XII Issuer. The CLO XII Secured Notes were privately placed by BofA Securities, Inc. as Initial Purchaser.
On August 8, 2025, the CLO XII Issuer redeemed and paid in full the CLO XII Debt, plus accrued and unpaid interest thereon though, August 8, 2025.
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
Through July 20, 2026, a portion of the proceeds received by the CLO XII Issuer from the loans securing the CLO XII Debt could be used by the CLO XII Issuer to purchase additional middle-market loans under the direction of the Adviser in its capacity as collateral manager for the CLO XII Issuer and in accordance with our investing strategy and ability to originate eligible middle-market loans.
The CLO XII Debt was the secured obligation of the CLO XII Issuer, and the CLO XII Indenture and CLO XII Class A-1L Credit Agreement each include customary covenants and events of default.
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
CLO XXII

On September 24, 2025 (the “CLO XXII Closing Date”), the Company completed a $1.00 billion term debt securitization transaction (the “CLO XXII Transaction”). The secured notes and preferred shares issued in the CLO XXII Transaction and the secured loan borrowed in the CLO XXII Transaction were issued and incurred, as applicable, by our consolidated subsidiary Owl Rock CLO XXII, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XXII Issuer”).

The CLO XXII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO XXII Closing Date (the “CLO XXII Indenture”), by and among the CLO XXII Issuer and State Street Bank and Trust Company: (i) $415 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 1.47%, (ii) $90 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 1.80% and (iii) $57.5 million of A(sf) Class C Notes, which bear interest at three-month term SOFR plus 2.20% (together, the “CLO XXII Secured Notes”) and (B) the borrowing by the CLO XXII Issuer of (i) $150 million under floating rate Class A-1L loans (the “CLO XXII Class A-1L Loans”), (ii) $15 million under floating rate Class A-2L loans (the “CLO XXII Class A-2L Loans”) and (iii) $10 million under floating rate Class B-L Loans (the “CLO XXII Class B-L Loans” and together with the CLO XXII Class A-1L Loans, the CLO XXII Class A-2L Loans and the CLO XXII Secured Notes, the “CLO XXII Debt”). The CLO XXII Class A-1L Loans bear interest at three-month term SOFR plus 1.47%. The CLO XXII Class A-2L Loans bear interest at three-month term SOFR plus 1.47%. The CLO XXII Class B-L Loans bear interest at three-month term SOFR plus 1.80%. The CLO XXII Class A-1L Loans were borrowed under a loan agreement (the “CLO XXII A-1L Loan Agreement”), dated as of the CLO XXII Closing Date, by and among the CLO XXII Issuer, as borrower, the lenders party thereto, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XXII Class A-2L Loans and the Class B-L Loans were borrowed under a loan agreement (the “CLO XXII A-2L Loan and B-L Loan Agreement”), dated as of the CLO XXII Closing Date, by and among the CLO XXII Issuer, as borrower, the lenders party thereto, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XXII Debt is secured by middle market loans, participation interests in middle market loans and other assets of the Issuer. The CLO XXII Debt is scheduled to mature on the

Payment Date (as defined in the CLO XXII Indenture) in October 2037. The CLO XXII Secured Notes were privately placed by SMBC Nikko Securities America, Inc., as Placement Agent and NatWest Markets Securities Inc., as Co-Placement Agent.

Concurrently with the issuance of the CLO XXII Secured Notes, the CLO XXII Issuer issued approximately $262.7 million of subordinated securities in the form of 262,700 preferred shares at an issue price of U.S.$1,000 per share (the “CLO XXII Preferred Shares”).

As part of the CLO XXII CLO Transaction, we entered into a loan sale agreement with the CLO XXII Issuer dated as of the CLO XXII Closing Date (the “CLO XXII OCIC Loan Sale Agreement”), which provided for the contribution and sale of approximately $496.740 million funded par amount of middle market loans from us to the CLO XXII Issuer on the CLO XXII Closing Date and for future sales from the Company to the CLO XXII Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XXII Debt. The remainder of the initial portfolio assets securing the CLO XXII Debt consisted of approximately $457.599 million funded par amount of middle market loans purchased by the Issuer from Core Income Funding IV LLC, a wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the CLO XXII Closing Date between the CLO XXII Issuer and Core Income Funding IV LLC (the “CLO XXII Core Income Funding IV Loan Sale Agreement”). We and Core Income Funding IV LLC each made customary representations, warranties, and covenants to the Issuer under the applicable loan sale agreement. No gain or loss was recognized as a result of these sales or contributions.

Through the Payment Date in October 2029, a portion of the proceeds received by the CLO XXII Issuer from the loans securing the CLO XXII Debt may be used by the CLO XXII Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO XXII Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans.

The CLO XXII Debt is the secured obligation of the CLO XXII Issuer, and the CLO XXII Indenture, the CLO XXII A-1L Loan Agreement and the CLO XXII A-2L Loan and CLO XXII B-L Loan Agreement each include customary covenants and events of default.
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

In connection with the issuance of the September 2027 Notes, on October 18, 2022 we entered into centrally cleared interest rate swaps. The notional amount of the centrally cleared interest rate swaps is $600.0 million. We received fixed rate interest at 7.750% and paid variable rate interest based on SOFR plus 3.840%. The centrally cleared interest rate swaps had a termination date of September 16, 2027. For the three months ended September 30, 2025 and 2024, we made periodic payments of $1.8 million and $4.8 million, respectively. For the nine months ended September 30, 2025 and 2024, we made periodic payments of $4.2 million and $9.5 million, respectively. On September 16, 2025, we terminated the centrally cleared interest rate swaps and received proceeds equal to the fair value of the centrally cleared interest rate swaps, adjusted for accrued swap interest owed, totaling $6.3 million. Contemporaneously, we entered into a bilateral interest rate swap with the same notional, fixed rate and termination date as the terminated swaps, and a variable rate interest based on SOFR plus 4.325%. The remaining basis adjustment to the September 2027 Notes related to the centrally cleared swaps was capitalized to the September 2027 Notes as of the swap termination date and will amortize to the September 2027 Notes maturity date as a component of interest expense on the Consolidated Statements of Operations. The interest expense related to the September 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2025, the interest rate swap had a fair value of $(1.6) million ($0.0 million net of the present value of the cash flows of the September 2027 Notes). As of December 31, 2024, the centrally cleared interest rate swap had a fair value of $(0.7) million ($0.8 million net of the present value of the cash flows of the September 2027 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the September 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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
In connection with the issuance of the AUD 2027 Notes, we entered into both a bilateral cross-currency swap and interest rate swap, for notional amounts of A$379.0 million and A$71.0 million, respectively. We received fixed rate interest of 6.50% and paid variable rate interest based on, one-month SOFR plus 2.67% and three-month BBSY plus 2.72%, for the bilateral cross-currency swap and interest rate swap, respectively. The swaps mature on October 23, 2027. For the three months ended September 30, 2025, we did not make any period payments. For the nine months ended September 30, 2025, we made periodic payments of $1.3 million and A$0.2 million for the cross-currency swap and interest rate swap, respectively. The interest expense related to the AUD 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2025, the swaps had an aggregate fair value of $(1.5) million ($(0.7) million net of the present value of the cash flows of the AUD 2027 Notes). As of December 31, 2024, the interest rate swap had a fair value of $(20.7) million ($0.4 million net of the present value of the cash flows of the AUD 2027 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the AUD 2027 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations. The change in foreign exchange rate of the cross-currency swap is offset by the change in foreign exchange rate of the AUD 2027 Notes, with the remaining difference included as a component of translation of assets and liabilities in foreign currencies on our Consolidated Statements of Operations.
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

In connection with the issuance of the May 2028 Notes, on May 23, 2025 we entered into a bilateral interest rate swap. The notional amount of the interest rate swaps is $500.0 million. We will receive fixed rate interest at 5.900% and pay variable rate interest based on SOFR plus 2.1761%. The interest rate swaps mature on May 23, 2028. For the three and nine months ended September 30, 2025, we did not make any periodic payments. The interest expense related to the May 2028 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our

Consolidated Statements of Operations. As of September 30, 2025, the interest rate swap had a fair value of $3.9 million ($0.1 million net of the present value of the cash flows of the May 2028 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the May 2028 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations.
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
In connection with the issuance of the June 2028 Notes, on February 16, 2024 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $650.0 million. We will receive fixed rate interest at 7.950% and pay variable rate interest based on SOFR plus 3.79%. The interest rate swaps mature on May 13, 2028. For the three months ended September 30, 2025, we did not make a periodic payment. For the nine months ended September 30, 2025 and 2024, we made periodic payments of $1.0 million and $2.6 million, respectively. The interest expense related to the June 2028 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2025, the interest rate swap had a fair value of $11.4 million ($(0.4) million net of the present value of the cash flows of the June 2028 Notes). As of December 31, 2024, the interest rate swap had a fair value of $0.5 million ($(0.1) million net of the present value of the cash flows of the June 2028 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the June 2028 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations.
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
In connection with the issuance of the January 2029 Notes, on November 28, 2023 we entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $550.0 million. We will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.647%. The interest rate swaps mature on January 15, 2029. For the three months ended September 30, 2025, we made periodic payments of $0.9 million. For the nine months ended September 30, 2025, we made periodic payments of $3.7 million. For the three and nine months ended September 30, 2024, we made periodic payments of $4.8 million. The interest expense related to the January 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2025, the interest rate swap had a fair value of $10.7 million ($(0.1) million net of the present value of the cash flows of the January 2029 Notes). As of December 31, 2024, the interest rate swap had a fair value of $(0.4) million ($0.1 million net of the present value of the cash flows of the January 2029 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the January 2029 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations.

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
In connection with the May 14, 2024 issuance of the September 2029 Notes, on May 14, 2024 we entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $500.0 million. We will receive fixed rate interest at 6.600% and pay variable rate interest based on SOFR plus 2.337%. In connection with the January 22, 2025 issuance of the September 2029 Notes, on January 22, 2025 we entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $400.0 million. We will receive fixed rate interest at 6.600% and pay variable rate interest based on SOFR plus 2.457%. The interest rate swaps mature on August 15, 2029. For the three months ended September 30, 2025, we made periodic payments of $1.2 million. For the nine months ended September 30, 2025, we made periodic payments of $2.5 million. For the three and nine months ended September 30, 2024, we made periodic payments of $2.2 million. The interest expense related to the September 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swaps adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2025, the interest rate swaps had a fair value of $26.2 million ($0.1 million net of the present value of the cash flows of the September 2029 Notes). As of December 31, 2024, the interest rate swaps had a fair value of $3.7 million ($0.5 million net of the present value of the cash flows of the September 2029 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in net carrying value of the September 2029 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations.

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
In connection with the issuance of the March 2030 Notes, on September 10, 2024 we entered into a bilateral interest rate swaps. The notional amount of the interest rate swaps is $1.00 billion. We will receive fixed rate interest at 5.800% and pay variable rate interest based on SOFR plus 2.619%. The interest rate swaps mature on February 15, 2030. For the three months ended September 30, 2025, we made periodic payments of $6.5 million. For the nine months ended September 30, 2025, we made periodic payments of $14.6 million. The interest expense related to the March 2030 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2025, the interest rate swap had a fair value of $(10.9) million ($(0.1) million net of the present value of the cash flows of the March 2030 Notes). As of December 31, 2024, the interest rate swap had a fair value of $(44.5) million ($(6.1) million net of the present value of the cash flows of the March 2030 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the March 2030 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations.
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
In connection with the issuance of the March 2031 Notes, on January 29, 2024 we entered into centrally cleared interest rate swaps. The notional amount of the centrally cleared interest rate swaps was $750.0 million. We received fixed rate interest at 6.650% and paid variable rate interest based on SOFR plus 2.902%. The centrally cleared interest rate swaps has a termination date of January 15, 2031. For the three months ended September 30, 2025, we made periodic payments of $2.7 million. For the nine months ended September 30, 2025, we made periodic payments of $6.2 million. For the three and nine months ended September 30, 2024, we made periodic payments of $8.5 million. On July 15, 2025, we terminated the centrally cleared interest rate swaps and entered into a bilateral interest rate swap with the same notional, fixed rate and termination date as the cleared swaps, and a variable rate interest based on SOFR plus 2.895%. The remaining basis adjustment to the March 2031 Notes related to the centrally cleared interest rate swaps was capitalized to the March 2031 Notes as of the swap termination date and will amortize to the March 2031 Notes maturity date as a component of interest expense on the Consolidated Statements of Operations. The interest expense related to the March 2031 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2025, the interest rate swap had a fair value of $10.3 million ($(0.8) million net of the present value of the cash flows of the March 2031 Notes). As of December 31, 2024, the centrally cleared interest rate swap had a fair value of $(14.2) million ($(2.2) million net of the present value of the cash flows of the March 2031 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the March 2031 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations.

Global Medium Term Notes Program
On April 4, 2025, we established a €5.00 billion (or its equivalent in any other currency) global medium term note program (the “GMTN Program”). Under the GMTN Program, we may issue unsecured notes (“GMTN Notes”) to one or more managers from time to time with such terms, including currency, interest rate and maturity, as agreed by us and such manager(s).
GMTN Notes issued under the GMTN Program are subject to and with the benefit of the Agency Agreement, dated April 4, 2025, by and among us, Deutsche Bank AG, London Branch as issuing and principal paying agent, a transfer agent and as exchange agent and Deutsche Bank Trust Company Americas as registrar, a paying agent and a transfer agent (the “GMTN Agency Agreement”). Holders of GMTN Notes issued under the GMTN Program shall have the benefit of a deed of covenant, dated April 4, 2025 and made by us (the “GMTN Deed of Covenant”) and, where applicable, a deed poll, dated April 4, 2025 and made by the Company (the “GMTN Deed Poll”).
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
EUR 2031 Notes
On September 11, 2025, we issued €500.0 million 4.250% Notes due 2031 (the “EUR 2031 Notes”) under the GMTN Program.
The terms of the EUR 2031 Notes are set out in a Pricing Supplement, dated September 9, 2025 (the “EUR 2031 Notes Pricing Supplement”) and the EUR 2031 Notes were issued pursuant to a Subscription Agreement (the “EUR 2031 Notes Subscription Agreement”), dated September 9, 2025, by and among us, the Adviser and Deutsche Bank AG, London Branch, Goldman Sachs International, HSBC Bank plc, ING Bank N.V., J.P. Morgan Securities plc and Natixis, as active bookrunners, and Banco Santander, S.A., Crédit Agricole Corporate and Investment Bank, NatWest Markets Plc, SMBC Bank International plc and Société Genéralé, as passive bookrunners, and BNP PARIBAS, as co-manager (together the “EUR 2031 Notes Managers”).
The EUR 2031 Notes were issued subject to and with the benefit of the GMTN Agency Agreement. Holders of the EUR 2031 Notes have the benefit of the GMTN Deed of Covenant and, where applicable, the GMTN Deed Poll.
The EUR 2031 Notes will mature on January 31, 2031, and may be redeemed at our option as set forth in the EUR 2031 Notes Pricing Supplement. The EUR 2031 Notes bear interest at 4.250% per year, which shall be payable annually in arrears on January 31 in each year, commencing on January 31, 2026, up to and including the maturity date. The EUR 2031 Notes will be our direct, unconditional and unsecured obligations and will rank pari passu, or equal, in right of payment among themselves and equally with all other unsecured obligations of ours from time to time outstanding.
The EUR 2031 Notes have been admitted to the Official List of The International Stock Exchange.
In connection with the issuance of the EUR 2031 Notes, on September 11, 2025 we entered into a bilateral interest rate swaps. The notional amount of the interest rate swaps is €500.0 million. We will receive fixed rate interest at 4.250% and pay variable rate interest based on EURIBOR plus 1.93%. The interest rate swaps mature on January 31, 2031. For the three months ended September 30, 2025, we did not make any periodic payments. The interest expense related to the EUR 2031 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on our Consolidated Statements of Operations. As of September 30, 2025, the interest rate swap had a fair value of $(2.1) million ($0.0 million net of the present value of the cash flows of the EUR 2031 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the EUR 2031 Notes, with the remaining difference included as a component of interest expense on our Consolidated Statements of Operations.

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

	As of
($ in thousands)	September 30, 2025	December 31, 2024
Total unfunded revolving loan commitments	$2,016,795	$1,383,540
Total unfunded delayed draw loan commitments	2,862,302	1,716,991
Total unfunded revolving and delayed draw loan commitments	$4,879,097	$3,100,531

Total unfunded specialty finance equity commitments	$159,954	$92,214
Total unfunded common equity commitments	14,224	—
Total unfunded equity commitments	$174,178	$92,214

Total unfunded commitments	$5,053,275	$3,192,745
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
Organizational and Offering Costs
The Adviser has incurred organization and offering costs on behalf of us in the amount of $3.7 million for the period from April 22, 2020 (Inception) to September 30, 2025, of which $3.7 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2025, management was not aware of any pending or threatened litigation.

Contractual Obligations
A summary of our contractual payment obligations under our credit facilities and notes as of September 30, 2025, is as follows:

($ in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 years
Revolving Credit Facility	$1,305,306	$—	$—	$1,305,306	$—
SPV Asset Facility I	174,000	—	—	—	174,000
SPV Asset Facility II	807,000	—	—	807,000	—
SPV Asset Facility III	1,030,000	—	—	1,030,000	—
SPV Asset Facility IV	—	—	—	—	—
SPV Asset Facility V	450,000	—	—	450,000	—
SPV Asset Facility VI	446,000	—	—	—	446,000
SPV Asset Facility VII	313,597	—	—	313,597	—
SPV Asset Facility VIII	400,000	—	—	—	400,000
SPV Asset Facility IX	100,000	—	—	100,000	—
CLO VIII	375,000	—	—	—	375,000
CLO XI	260,000	—	—	—	260,000
CLO XII	—	—	—	—	—
CLO XV	312,000	—	—	—	312,000
CLO XVI	420,000	—	—	—	420,000
CLO XVII	325,000	—	—	—	325,000
CLO XVIII	260,000	—	—	—	260,000
CLO XIX	260,000	—	—	—	260,000
CLO XXII	737,500	—	—	—	737,500
September 2026 Notes	350,000	350,000	—	—	—
February 2027 Notes	500,000	—	500,000	—	—
September 2027 Notes	600,000	—	600,000	—	—
AUD 2027 Notes	300,672	—	300,672	—	—
May 2028 Notes	500,000	—	500,000	—	—
June 2028 Notes	650,000	—	650,000	—	—
January 2029 Notes	550,000	—	—	550,000	—
September 2029 Notes	900,000	—	—	900,000	—
March 2030 Notes	1,000,000	—	—	1,000,000	—
EUR 2031 Notes	587,487	—	—	—	587,487
March 2031 Notes	750,000	—	—	—	750,000
Total Contractual Obligations	$14,663,562	$350,000	$2,550,672	$6,455,903	$5,306,987
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
Recent Developments
Equity Raise
As of November 6, 2025, we have issued 690,774,309 shares of Class S common stock, 105,015,528 shares of Class D common stock, and 1,397,377,401 shares of Class I common stock and have raised total gross proceeds of $6.54 billion, $0.98 billion, and $13.15 billion, respectively, including seed capital of $1,000 contributed by our Adviser in September 2020 and approximately $25.0 million in gross proceeds raised from an entity affiliated with the Adviser. In addition, we expect to receive $0.53 billion in subscription payments which we accepted on November 1, 2025 and, which is pending our determination of the net asset value per share applicable to such purchase.
Dividend
On November 4, 2025, we approved a distribution of (i) $0.070100 per share, payable on or before December 31, 2025 to shareholders of record as of November 28, 2025, (ii) $0.070100 per share, payable on or before January 31, 2026 to shareholders of record as of December 31, 2025, and (iii) $0.070100 per share, payable on or before February 28, 2026 to shareholders of record as of January 30, 2026 and (iv) a special distribution of $0.010000 per share, payable on or before January 31, 2026 to shareholders of record as of December 31, 2025.
Core Income Funding VI Amendment
On October 10, 2025, Core Income Funding VI entered into Amendment No. 4 to SPV Asset Facility VI in order to join a new lender and increase the total revolving commitment of SPV Asset Facility VI from $600.0 million to $1.36 billion. (ii) reduce the term commitment under SPV Asset Facility VI from $150.0 million to $0.0 million, (iii) extend the end of the SPV Asset Facility VI Commitment Termination Date to April 10, 2028, (iv) extended the SPV Asset Facility VI Stated Maturity to April 10, 2035 and (v)

reduce the applicable margin from a range of 1.50% and 2.15% to a range of 1.50% and 1.90% depending on the composition of the collateral.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including valuation risk, interest rate risk, currency risk, credit risk, and inflation risk. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, the conflicts in the Middle East, a prolonged government shut down, and concerns over future increases in inflation or adverse investor sentiment generally, introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below.

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by the Adviser, as our valuation designee, based on, among other things, the input of the independent third-party valuation firm(s) engaged at the direction of the Adviser, as our valuation designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material. The independent third-party valuation firm(s) engaged at the discretion of the Adviser and its affiliates are full service financial institutions engaged in a variety of activities and from time to time we may receive or provide additional services to or from such independent third-party valuation firm(s).

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

In a low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income as indicated per the table below.

As of September 30, 2025, 98.7% of our debt investments based on fair value were at floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.7%.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$960.4	$(413.6)	$546.8
Up 200 basis points	$640.2	$(275.8)	$364.4
Up 100 basis points	$320.1	$(137.9)	$182.2
Down 100 basis points	$(320.1)	$137.9	$(182.2)
Down 200 basis points	$(638.7)	$275.8	$(362.9)
Down 300 basis points	$(955.2)	$413.6	$(541.6)

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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of September 30, 2025 and December 31, 2024, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC. In order to satisfy the reinvestment portion of our dividends for the nine months ended September 30, 2025, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price	Share Class

February 25, 2025	January 31, 2025	2,406,937	$9.54	Class S
February 25, 2025	January 31, 2025	175,262	$9.55	Class D
February 25, 2025	January 31, 2025	4,529,251	$9.57	Class I
March 25, 2025	February 28, 2025	1,671,983	$9.51	Class S
March 25, 2025	February 28, 2025	123,537	$9.52	Class D
March 25, 2025	February 28, 2025	3,195,470	$9.54	Class I
April 24, 2025	March 31, 2025	1,752,611	$9.46	Class S
April 24, 2025	March 31, 2025	127,688	$9.47	Class D
April 24, 2025	March 31, 2025	3,338,621	$9.49	Class I
May 23, 2025	April 30, 2025	2,746,265	$9.40	Class S
May 23, 2025	April 30, 2025	195,935	$9.41	Class D
May 23, 2025	April 30, 2025	5,010,925	$9.42	Class I
June 25, 2025	May 30, 2025	1,902,954	$9.44	Class S
June 25, 2025	May 30, 2025	136,054	$9.45	Class D
June 25, 2025	May 30, 2025	3,579,387	$9.47	Class I
July 24, 2025	June 30, 2025	1,939,034	$9.42	Class S
July 24, 2025	June 30, 2025	140,447	$9.43	Class D
July 24, 2025	June 30, 2025	3,693,635	$9.45	Class I
August 25, 2025	July 31, 2025	2,992,780	$9.43	Class S
August 25, 2025	July 31, 2025	198,154	$9.44	Class D
August 25, 2025	July 31, 2025	5,466,730	$9.46	Class I
September 26, 2025	August 29, 2025	2,037,857	$9.43	Class S
September 26, 2025	August 29, 2025	138,735	$9.44	Class D
September 26, 2025	August 29, 2025	3,841,005	$9.45	Class I
October 24, 2025	September 30, 2025	2,107,276	$9.38	Class S
October 24, 2025	September 30, 2025	140,523	$9.39	Class D
October 24, 2025	September 30, 2025	4,034,268	$9.41	Class I

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

Offer Date	Class	Tender Offer Expiration	Tender Offer (in thousands)	Purchase Price per Share	Shares Repurchased

February 26, 2025	S	March 31, 2025	$53,498	$9.46	5,655,204
February 26, 2025	D	March 31, 2025	$1,912	$9.47	201,862
February 26, 2025	I	March 31, 2025	$148,539	$9.49	15,652,202
May 23, 2025	S	June 30, 2025	$107,562	$9.42	11,418,472
May 23, 2025	D	June 30, 2025	$19,164	$9.43	2,032,236
May 23, 2025	I	June 30, 2025	$337,475	$9.45	35,711,561
August 26, 2025	S	September 30, 2025	$81,852	$9.38	8,726,178
August 26, 2025	D	September 30, 2025	$19,255	$9.39	2,050,666
August 26, 2025	I	September 30, 2025	$216,956	$9.41	23,055,892
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Diversified Lending Investment Committee

The Adviser’s investment team (the “Investment Team”) is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and the Diversified Lending Investment Committee. The Adviser’s Diversified Lending Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Logan Nicholson, Alexis Maged, Patrick Linnemann and Meenal Mehta and, effective November 1, 2025, Matthias Ederer.

Mr. Ederer is a Senior Managing Director at Blue Owl, a member of the Adviser’s Investment Team and a member of the Adviser’s Diversified Lending Investment Committee. Before joining Blue Owl, Mr. Ederer was a Parter at BC Partners, where he co-founded the credit business and served on the investment committee. Prior to that, Mr. Ederer was a Partner at Wingspan Investment Management. Mr. Ederer began his career at Goldman Sachs & Co., working in the Special Situations Group and the Bank Loan Distressed Investing Group in London and New York. Mr. Ederer received an M.Phil. in Economics from the University of Oxford, Nuffield College and a B.Sc. in Economics from the University of Warwick.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibits

3.1
Articles of Amendment and Restatement, dated February 23, 2021, as amended June 22, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 10, 2023).

3.2	Articles of Amendment, dated June 24, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 26, 2024).

3.3	Amended and Restated Bylaws, dated November 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 22, 2023).

4.1
Agency Agreement, dated April 4, 2025, by and among Blue Owl Credit Income Corp. Deutsche Bank AG, London Branch and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 11, 2025).

4.2	Deed of Covenant, dated as of April 4, 2025, by Blue Owl Credit Income Corp (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on September 11, 2025).

4.3	Deed Poll, dated as of April 4, 2025, by Blue Owl Credit Income Corp (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on September 11, 2025).

4.4
Subscription Agreement, dated as of September 9, 2025, by and among Blue Owl Credit Income Corp., Blue Owl Credit Advisors LLC, and Deutsche Bank AG, London Branch, Goldman Sachs International, HSBC Bank plc, ING Bank N.V., J.P. Morgan Securities plc, Natixis, Banco Santander, S.A., Crédit Agricole Corporate and Investment Bank, NatWest Markets Plc, SMBC Bank International plc, Société Générale and BNP PARIBAS (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on September 11, 2025).

4.5	Pricing Supplement, dated as of September 9, 2025 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on September 11, 2025).

10.1
Amendment No. 4 to the Credit Agreement, dated as of July 10, 2025, among Core Income Funding I LLC, as Borrower, the Lenders from time to time parties thereto, Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and as Document Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 14, 2025).

10.2
Amendment No. 5 to the Credit Agreement, dated as of July 24, 2025, among Core Income Funding I LLC, as Borrower, the Lenders from time to time parties thereto, Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and as Document Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 28, 2025).

10.3
Credit Agreement, dated as of August 12, 2025, among Core Income Funding IX LLC, as Borrower, BNP Paribas, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 18, 2025).

10.4
Sale and Contribution Agreement, dated as of August 12, 2025, between Blue Owl Credit Income Corp., as Seller and Core Income Funding IX LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 18, 2025).

10.5
Indenture and Security Agreement, dated as of September 24, 2025, by and between Owl Rock CLO XXII, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 29, 2025).

10.6
Collateral Management Agreement, dated as of September 24, 2025, between Owl Rock CLO XXII, LLC and Blue Owl Credit Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 29, 2025).

10.7
Loan Sale Agreement, dated as of September 24, 2025, between Blue Owl Credit Income Corp., as Seller and Owl Rock CLO XXII, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 29, 2025).

10.8
Loan Sale Agreement, dated as of September 24, 2025, between Core Income Funding IV LLC, as Seller and Owl Rock CLO XXII, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on September 29, 2025).

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

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Supplemental Financial Information of OCIC SLF LLC (Unaudited) as of and for the period ended September 30, 2025.

99.2*	Supplemental Financial Information of Blue Owl Credit SLF LLC (Unaudited) as of and for the period ended September 30, 2025.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Owl Credit Income Corp.

Date: November 6, 2025	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: November 6, 2025	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer