Form 10-K
period 2025-12-31
Blue Owl Credit Income Corp.
filed 2026-03-03
CIK 1812554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management`s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates as of June 30, 2025 has not been provided because there is no established market for the registrant’s shares of common stock.
As of February 24, 2026, the registrant had 688,347,166 shares of Class S common stock, 60,852,882 shares of Class D common stock, and 1,439,230,160 shares of Class I common stock, $0.01, par value per share, outstanding.

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
•the impact of elevated inflation rates, fluctuating interest rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems, changes in law or regulation, including the impact of tariff enactment and tax reductions, trade disputes with other countries, and the risk of recession or future government shutdowns could impact our business prospects and the prospects of our portfolio companies;
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
•the effect of legal, tax and regulatory changes on our business and our portfolio companies;
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks, and the increasing use of artificial intelligence and machine learning technology;
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine, continued political unrest in various countries such as Venezuela, as well as political and social unrest in the Middle East and North Africa regions, uncertainty with respect to immigration, and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, on financial market volatility, global economic markets, and various markets for commodities globally such as oil and natural gas; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

PART I
Item 1. Business.
Our Company
Blue Owl Credit Income Corp. was formed on April 22, 2020 as a corporation under the laws of the State of Maryland. We are an externally managed, closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected to be treated, and intend to qualify annually, as a RIC for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements. As a BDC, at least 70% of our assets must be assets of the type listed in Section 55(a) of the 1940 Act, as described herein. We will not invest more than 30% of our total assets in companies whose principal place of business is outside the United States. See “— Regulation as a Business Development Company” and “— Certain U.S. Federal Income Tax Considerations.”
We are externally managed by the Adviser, which is a registered investment adviser with the SEC. The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. The Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Since our Adviser’s affiliates began its investment activities in April 2016 through December 31, 2025, our Adviser or its affiliates have originated $187.04 billion aggregate principal amount of investments across multiple industries, of which $182.92 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle-market companies. We seek to generate current income primarily in U.S. middle-market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities which includes common and preferred stock, securities convertible into common stock, and warrants. In general, we define “middle-market companies” to mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $25 million and $500 million annually, and/or annual revenue of $125 million to $5 billion. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. We generally invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. We target portfolio companies where we can structure larger transactions that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio). We intend, under normal circumstances, to invest directly, or indirectly through our investments in OCIC SLF LLC (“OCIC SLF”) and Blue Owl Credit SLF LLC (“Credit SLF”) or any similarly situated companies, at least 80% of the value of our total assets in credit investments. We may hold our investments directly or through specialty financing portfolio companies and joint ventures. Except for our specialty financing company investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder. We define “credit” to mean debt investments made in exchange for regular interest payments. Our target credit investments will typically have maturities between three and ten years and generally range in size between $20 million and $500 million, although the investment size will vary with the size of our capital base. The Company may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets, which are often referred to as “junk” investments. The Company may make investments with shorter or longer maturities from time to time. As of December 31, 2025, excluding the investment in OCIC SLF, Credit SLF and certain investments that fall outside our typical borrower profile including annualized recurring revenue (ARR) loans, our portfolio companies representing 93.8% of our total debt portfolio based on fair value, had weighted average annual revenue of $1.23 billion, weighted average annual EBITDA of $296.7 million an average interest coverage of 2.1x and an average net loan-to-value of 39.7%.
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

As of December 31, 2025, based on fair value, our portfolio consisted of 88.0% first lien senior secured debt investments (of which 40.5% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 4.2% second-lien senior secured debt investments, 1.3% unsecured debt investments, 0.4% specialty finance debt investments, 1.0% joint ventures, 1.4% preferred equity investments, 2.5% specialty finance equity investments, and 1.2% common equity investments.

Approximately 98.2% of our debt investments based on fair value as of December 31, 2025 are floating rate in nature, the majority of which are subject to an interest rate floor. As of December 31, 2025, we had investments in 370 portfolio companies, with an average investment size of approximately $97.1 million based on fair value.
As of December 31, 2025, our portfolio was invested across 31 different industries. The largest industry in our portfolio as of December 31, 2025 was healthcare providers and services, which represented, as a percentage of our portfolio, 13.9% based on fair value.
We have received an exemptive order that permits us to offer multiple classes of shares of common stock and to impose varying sales loads, asset- based servicing and/or distribution fees and early withdrawal fees. We are currently offering, on a continuous basis, up to $14,000,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager”). The Dealer Manager is entitled to receive upfront selling commissions of up to 3.50% of the offering price of each Class S share sold in the offering and 1.50% of the offering price of each Class D share sold. Class I shares are not subject to upfront selling commissions. Any upfront selling commissions for the Class S shares and Class D shares sold in the offering will be deducted from the purchase price. Class S, Class D and Class I shares were offered at initial purchase prices per shares of $10.35, $10.15 and $10.00, respectively. Currently, the purchase price per share for each class of common stock varies, but will not be sold at a price below the Company’s net asset value per share of such class, as determined in accordance with our share pricing policy, plus applicable upfront selling commissions. We also engage in private placements of our common stock.
On November 12, 2020, we commenced our initial public offering of up to $2,500,000,000 in any combination of shares of Class S, Class D and Class I common stock and on February 14, 2022 we commenced a follow-on offering of up to $13,500,000,000 in any combination Class S, Class D, and Class I common shares. On December 6, 2024 we commenced our current offering pursuant to which we are currently offering up to $14,000,000,000 in any combination Class S, Class D, and Class I common shares.
Since meeting the minimum offering requirement and commencing our continuous public offering through December 31, 2025, we have issued 711,941,000 shares of our Class S common stock, 105,882,972 shares of our Class D common stock and 1,470,414,548 shares of our Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $6.74 billion, $0.99 billion, and $13.83 billion, respectively, including $1,000 of seed capital contributed by our Adviser in September 2020, $25.0 million in gross proceeds raised from an entity affiliated with the Adviser and 162,241,493 shares of our Class I common stock issued in a private placement issued to feeder vehicles primarily created to hold our Class I shares for gross proceeds of $1.53 billion. As of March 3, 2026, we have issued 724,971,329 shares of our Class S common stock, 106,298,969 shares of our Class D common stock, and 1,513,730,543 shares of our Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $6.86 billion, $0.99 billion, and $14.23 billion, respectively, including $1,000 of seed capital contributed by our Adviser in September 2020, $25.0 million in gross proceeds raised from an entity affiliated with the Adviser and 168,457,185 shares of our Class I common stock in a private placement issued to feeder vehicles primarily created to hold our Class I shares for gross proceeds of $1.59 billion. In addition, as of March 3, 2026, we expect to receive $0.14 billion in subscription payments which we accepted on March 2, 2026 and which are being held in an escrow account for our subscribers’ benefit pending our determination of the net asset value per share applicable to such purchase.
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
The Adviser is a Delaware limited liability company that is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl, which consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms, and (3) Real Assets, which primarily focuses on the strategies of net lease real estate, real estate credit and digital infrastructure which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. The Adviser is part of the direct lending strategy of Blue Owl’s Credit platform which focuses on lending to primarily upper-middle-market companies, both private equity sponsored and non-sponsored and provides a range of customized financing solutions across debt and equity-related instruments. In addition to the Adviser, Blue Owl’s Credit platform’s direct lending strategy is comprised of Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OTCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which are also registered investment advisers.
Blue Owl’s Credit platform is led by its three co-founders, Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer. The Adviser’s investment team (the “Investment Team”) is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s direct lending investment committees. Blue Owl’s four direct lending investment committees focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s direct lending investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Matthias Ederer, Patrick Linnemann, Meenal Mehta and Logan Nicholson. We consider the individuals on the Diversified Lending Investment Committee to be our portfolio managers. The Investment Team, under the Diversified Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures the Company’s investments and monitors the Company’s portfolio companies on an ongoing basis. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations, and provides investment advisory and management services to us.
As of December 31, 2025, the Blue Owl Credit Advisers managed $157.76 billion in assets under management (“AUM”) of which $115.01 billion was attributable to strategies within direct lending strategy which includes the following:
•Diversified Lending. The diversified lending strategy seeks to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns across credit cycles with an emphasis on preserving capital primarily through originating and making loans to, and making debt and equity investments in, U.S. middle market companies.
•Technology Lending. The technology lending strategy seeks to maximize total return by generating current income from our debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments primarily through originating and making loans to, and making debt and equity investments in, technology-related companies based primarily in the United States.
•First Lien Lending. The first lien lending strategy seeks to realize current income with an emphasis on preservation of capital primarily through originating primary transactions in and, to a lesser extent, secondary transactions of first lien senior secured loans in or related to private equity sponsored, middle market businesses based primarily in the United States.
•Opportunistic Lending. The opportunistic lending strategy seeks to generate attractive, risk-adjusted returns by taking advantage of credit opportunities in U.S. middle market companies with liquidity needs and market leaders seeking to improve their balance sheets.

We refer to the Blue Owl BDCs and the private funds, interval fund and separately managed accounts managed by the Blue Owl Credit Advisers in the direct lending strategy, as the “Blue Owl Credit Clients.” In addition to the Blue Owl Credit Clients, Blue Owl's Credit platform includes (1) alternative credit, which targets credit-oriented investments in markets underserved by traditional lenders or the broader capital markets, with deep expertise investing across specialty finance, private corporate credit and equipment leasing; (2) investment grade credit, which focuses on generating capital-efficient investment income through asset-backed finance, private corporate credit, and structured products; and (3) liquid credit, which focuses on the management of collateralized loan obligation vehicles (“CLOs”). Blue Owl’s Credit platform also includes other adjacent investment strategies (e.g., strategic equity assets and healthcare companies).
Blue Owl Credit Clients and other Blue Owl clients may have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products. In order to address these conflicts, the Blue Owl Credit Advisers have put in place investment allocation policies that address the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act. See, “ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.”
In addition, we rely on an order for exemptive relief (the “Order”) to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we are generally permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board.
As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the Blue Owl Credit Clients and other Blue Owl clients that avail themselves of the Order. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — Our Adviser and its affiliates may face conflicts of interest with respect to services performed for their respective other accounts and clients or issuers in which we may invest.”
The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees from portfolio companies. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — Our Adviser and its affiliates may face conflicts of interest with respect to services performed for their respective other accounts and clients or issuers in which we may invest.”
The Adviser’s address is 399 Park Avenue, 37th floor, New York, NY 10022.
Potential Market Trends
We believe the middle-market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns.
Limited Availability of Capital for Middle Market Companies. The middle-market is a large addressable market. According to GE Capital’s National Center for the Middle Market Year-End 2025 Middle Market Indicator, there are approximately 200,000 U.S. middle-market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle-market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle-market companies as those between $10 million and $1.00 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle-market companies. We believe U.S. middle-market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that regulatory and structural factors, industry consolidation and general risk aversion, limit the amount of traditional financing available to U.S. middle-market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.

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
Secular Trends Supporting Growth for Private Credit. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by uncertainty regarding inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets reopen to normal levels. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, larger higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. This has driven substantial growth in direct lending portfolio companies over time. Given the dynamics mentioned above, we believe this trend is poised to continue and that the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2025, will continue to serve as a tailwind to the space.
Attractive Investment Dynamics. We believe the directly negotiated nature of middle-market financings also generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender-protective change of control provisions. Additionally, we believe BDC managers’ expertise in credit selection and ability to manage through credit cycles has generally resulted in BDCs experiencing lower loss rates than U.S. commercial banks through credit cycles. Further, we believe that historical middle-market default rates have been lower, and recovery rates have been higher, as compared to the larger market capitalization, broadly distributed market, leading to lower cumulative losses. Lastly, we believe that in the current environment, lenders with available capital may be able to take advantage of attractive investment opportunities and may be able to achieve improved economic spreads and documentation terms.
Conservative Capital Structures. With more conservative capital structures, U.S. middle-market companies have exhibited higher levels of cash flows available to service their debt. In addition, U.S. middle-market companies often are characterized by simpler capital structures than larger borrowers, which facilitates a streamlined underwriting process and, when necessary, restructuring process.
Attractive Opportunities in Investments in Loans. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, equity and equity-related securities. We believe that opportunities in senior secured loans are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. We believe that debt issues with floating interest rates offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are secured by the issuer’s assets, which may provide protection in the event of a default.
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
The Investment Team includes more than 130 investment professionals (over 40 of whom are dedicated to technology investing) and is responsible for originating, underwriting, executing and managing the assets of our direct lending transactions and for sourcing and executing opportunities directly. The Investment Team has significant experience as transaction originators and building and maintaining strong relationships with private equity sponsors and companies. In addition, we believe that the investment team has enhanced sourcing capabilities because of their ability to utilize Blue Owl’s resources and its relationships with the financial sponsor community and service providers, which we believe may broaden our deal funnel and result in an increased pipeline of deal opportunities.
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
Since the inception of the origination platform in April 2016 through December 31, 2025, the Adviser and its affiliates have reviewed over 11,130 opportunities and sourced potential investment opportunities from more than 840 private equity sponsors and venture capital firms. We believe that the Adviser receives “early looks” and “last looks” based on its and Blue Owl’s relationships, allowing it to be highly selective in the transactions it pursues.
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
Increasing Benefits of Scale. We believe the Adviser’s robust, scaled infrastructure and focus on direct lending provides us a competitive advantage which enables us to provide attractive solutions as a trusted partner and therefore continue to capture market share. Blue Owl’s differentiated approach and scaled platform allow us to capitalize on opportunities across the sizing spectrum—

from bespoke financing solutions to traditional upper-middle-market loans and, increasingly, loans of $2.0 billion or more. Blue Owl’s Credit platform’s scale has demonstrated the ability to originate larger deals, while also providing diversification. We believe our scale enables Blue Owl to broaden our deal funnel and provides us access to more investment opportunities than many other direct lenders.
Investment Selection
The Adviser has identified the following investment criteria and guidelines that it believes are important in evaluating prospective portfolio companies. However, not all of these criteria and guidelines will be met, or will be equally important, in connection with each of our investments.
Established Companies with Positive Cash Flow — We seek to invest in companies with sound historical financial performance and a history of profitability which we believe tend to be well-positioned to maintain consistent, often contractual, cash flow to service and repay their obligations and maintain growth in their businesses or market share in all market conditions, including in the event of a recession. The Adviser primarily focuses on upper middle-market companies with a history of profitability on an operating cash flow basis, a high percentage of recurring revenue and with limited cyclicality in their end markets. The Adviser does not intend to invest in start-up companies that have not achieved sustainable profitability and cash flow generation or companies with speculative business plans.
Strong Competitive Position in Industry — The Adviser analyzes the strengths and weaknesses of target companies relative to their competitors. The factors the Adviser considers include relative product pricing, product quality, customer loyalty, substitution risk, switching costs, patent protection, brand positioning and capitalization. We seek to invest in companies that have developed leading positions within their respective markets, are well positioned to capitalize on growth opportunities and operate businesses, exhibit the potential to maintain sufficient cash flows and profitability to service their obligations in a range of economic environments or are in industries with significant barriers to entry. We seek companies that demonstrate advantages in scale, scope, customer loyalty, product pricing or product quality versus their competitors that, when compared to their competitors, may help to protect their market position and profitability.
Experienced Management Team — We seek to invest in companies that have experienced management teams. We also seek to invest in companies that have proper incentives in place, including management teams having significant equity interests to motivate management to act in concert with our interests as an investor.
Diversified Customer and Supplier Base — We generally seek to invest in companies that have a diversified customer and supplier base. Companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.
Exit Strategy — While certain debt investments may be repaid through operating cash flows of the borrower, we expect that the primary means by which we exit our debt investments will be through methods such as strategic acquisitions by other industry participants, an initial public offering of common stock, a recapitalization, a refinancing or another transaction in the capital markets.
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
Financial Sponsorship — We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms. We believe that a financial sponsor’s willingness to invest significant sums of equity capital into a company is an explicit endorsement of the quality of their investment. Further, financial sponsors of portfolio companies with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational issues arise.
Investments in Different Portfolio Companies and Industries — We seek to invest broadly among portfolio companies and industries, thereby potentially reducing the risk of any one company or industry having a disproportionate impact on the value of our portfolio; however, there can be no assurances in this regard. We seek to structure larger transactions and invest in stable, recession-resistant, strategically valuable industries that we are familiar with. We seek to invest not more than 20% of our portfolio in any single industry classification and target portfolio companies that comprise 0.5-1.5% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio).

Investment Process Overview
Origination and Sourcing — The Investment Team has an extensive network from which to source deal flow and referrals. Specifically, the Adviser sources portfolio investments from a variety of different investment sources, including among others, private equity sponsors, management teams, financial intermediaries and advisers, investment bankers, family offices, accounting firms and law firms. The Adviser focuses on sponsor-led leveraged buyouts, refinancings, recapitalizations and acquisitions and sponsors who value the ability to provide sizable commitments; flexible and creative solutions; and certainty, speed and transparency. To a lesser extent, the Adviser may invest in broadly syndicated loans. The Adviser believes that its experience across different industries and transaction types makes the Adviser particularly qualified to source, analyze and execute investment opportunities with a focus on downside protection and a return of principal.
Due Diligence Process — The process through which an investment decision is made involves extensive research into the company, its industry, its growth prospects and its ability to withstand adverse conditions. If one or more members of the Investment Team responsible for the transaction determines that an investment opportunity should be pursued, the Adviser will engage in an intensive due diligence process focused on fundamental credit analysis and downside protection. Though each transaction may involve a somewhat different approach, the Adviser’s diligence of each opportunity could include:
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
Selective Investment Process — After an investment has been identified and preliminary diligence has been completed, a Diversified Lending Investment Committee memorandum is prepared. This report is reviewed by the members of the Investment Team in charge of the potential investment and generally includes information on downside protection, asset coverage and collateral. If these members of the Investment Team are in favor of the potential investment, then a more extensive due diligence process, which may include significant analysis and focus on strategy and potential to recover par in default scenarios, is employed. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third-party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis.
Structuring and Execution — Approval of an investment requires the approval of a majority of the Diversified Lending Investment Committee. Once the Diversified Lending Investment Committee has determined that a prospective portfolio company is suitable for investment, the Adviser works with the management team of that company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure and terms of the investment. Additionally, a majority of the Diversified Lending Investment Committee may approve parameters or guidelines pursuant to which certain investments may be made or sold consistent with our investment objective.

Inclusion of Covenants — Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. Generally, the loans in which we expect to invest will have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, to a lesser extent, we may invest in “covenant-lite” loans. We use the term “covenant-lite” to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.
Portfolio Monitoring — The Adviser monitors our portfolio companies on an ongoing basis. The Adviser monitors the financial trends of each portfolio company to determine if it is meeting its business plans and to assess the appropriate course of action with respect to our investment in each portfolio company. The Adviser has a number of methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:
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
Debt Investments. The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser negotiates the structure of each investment to protect our rights and manage our risk. We generally invest in the following types of debt:
•First-lien debt. First-lien debt typically is senior on a lien basis to other liabilities in the issuer's capital structure and has the benefit of a first priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand alone first-lien loans, “unitranche” loans (including “last out” portions of such loans), and secured corporate bonds with similar features to these categories of first-lien loans. As of December 31, 2025, 40.5% of our first lien debt was comprised of unitranche loans.

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
•Mezzanine debt (unsecured debt). Structurally, mezzanine debt usually ranks subordinate in priority of payment to first-lien and second-lien debt, is often unsecured, and may not have the benefit of financial covenants common in first-lien and second-lien debt. However, mezzanine debt ranks senior to common and preferred equity in an issuer’s capital structure. Mezzanine debt investments generally offer lenders fixed returns in the form of interest payments, which could be paid-in-kind, and may provide lenders an opportunity to participate in the capital appreciation, if any, of an issuer through an equity interest. This equity interest typically takes the form of an equity co-investment or warrants. Due to its higher risk profile and often less restrictive covenants compared to senior secured loans, mezzanine debt generally bears a higher stated interest rate than first-lien and second-lien debt.
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
Our debt investments may be structured as annualized recurring revenue (“ARR”) loans, which are loans made to a company that may not currently be EBITDA positive because they have strategically determined to postpone profitability in favor of acquiring customers that will generate a high lifetime value over time. Generally, our ARR loans are made to high growth technology companies with a stable base of existing customers, providing strong revenue visibility. We believe the recurring revenue market to be underserved and find that ARR loans often have attractive risk adjusted return profiles, in the form of pricing, credit documentation, and /or loan-to-values, relative to the broader market.
Equity Investments — Our investment in a portfolio company could be or may include an equity interest, such as common stock or preferred stock, or equity linked interest, such as a warrant or profit participation right. We may make direct and indirect equity investments with or without a concurrent investment in a more senior part of the capital structure of the issuer. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.

Specialty Financing Portfolio Companies and Joint Ventures.
We leverage the expanding role that private lenders are being asked to play in the broader credit markets to evaluate cross-platform opportunities including strategic equity and accretive joint venture investments that have cash flow and credit profiles that provide consistent income.
Specialty Financing Portfolio Companies — We may make equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. Our specialty financing companies include the following:
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
•Wingspire Capital Holdings LLC (“Wingspire”), an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle-market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic/bridge financings.
•Blue Owl Cross-Strategy Opportunities LLC (“BOCSO”), a portfolio company formed to hold alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets.
Joint Ventures — We may make equity investments in joint ventures. Our joint ventures include:
•OCIC SLF LLC (“OCIC SLF”) a joint venture between us and State Teachers Retirement System of Ohio. OCIC SLF’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations.

•Blue Owl Credit SLF LLC (“Credit SLF”) a joint venture whose principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations.
•Blue Owl Leasing LLC (“Blue Owl Leasing”), a cross-platform joint venture that invests in equipment leases and loans.
Investments
Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle-market companies and is intended to generate favorable returns across credit cycles with an emphasis on preserving capital. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, equity and equity-related securities, including common and preferred stock, securities convertible into common stock, and warrants. We define “middle-market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $25 million and $500 million annually and/or annual revenue of $125 million to $5 billion at the time of investment. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. Consistent with our goal of capital preservation, we generally intend to invest in companies with loan-to-value ratios (e.g., the amount of outstanding debt as a percentage of the value of the company) of 50% or lower. Our target credit investments will typically have maturities between three and ten years and generally range in size between $20 million and $500 million. We seek to invest not more than 20% of our portfolio in any single industry classification and target portfolio companies that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio). To a lesser extent, we may make investments in syndicated loan opportunities for cash management purposes.
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
As of December 31, 2025 and 2024, we had investments with an aggregate fair value of $35.92 billion and $26.38 billion in 370 and 339 portfolio companies, respectively. Investments consisted of the following as of the following periods:

	December 31, 2025			December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
First-lien senior secured debt investments	$31,727,075	$31,597,264	$(129,811)	$23,613,397	$23,574,406	$(38,991)
Second-lien senior secured debt investments	1,554,896	1,500,498	(54,398)	802,519	767,392	(35,127)
Unsecured debt investments	463,745	479,850	16,105	447,930	440,633	(7,297)
Specialty finance debt investments	134,800	134,800	—	90,431	90,736	305
Preferred equity investments	508,942	496,312	(12,630)	363,096	359,901	(3,195)
Common equity investments	370,541	435,238	64,697	198,899	244,492	45,593
Specialty finance equity investments	814,147	900,635	86,488	548,315	585,431	37,116
Joint ventures	409,012	374,351	(34,661)	319,078	315,903	(3,175)
Total Investments	$35,983,158	$35,918,948	$(64,210)	$26,383,665	$26,378,894	$(4,771)
As of December 31, 2025 and 2024, we had outstanding commitments to fund unfunded investments totaling $5.30 billion and $3.19 billion, respectively.
For additional information about our investment portfolio refer to “Note 4 — Investments” to our consolidated financial statements included in this annual report on Form 10-K (“Annual Report”).
OCIC SLF LLC
On February 14, 2022, OCIC SLF, a Delaware limited liability company, was formed. On November 2, 2022, OCIC SLF became a joint venture co-managed by us and State Teachers Retirement System of Ohio (“OSTRS,” and together with the us, the “OCIC SLF Members”). OCIC SLF’s principal purpose is to make investments, primarily in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. OCIC SLF is managed by a board consisting of an equal number of representatives appointed by each OCIC SLF Member and which acts unanimously. Investment decisions must be approved by OCIC SLF’s board. We do not consolidate our non-controlling interest in OCIC SLF.
Refer to Exhibit 99.2 for the OCIC SLF’s Supplemental Financial Information.
Blue Owl Credit SLF LLC
On May 6, 2024, Credit SLF, a Delaware limited liability company, was formed as a joint venture. We, Blue Owl Capital Corporation (“OBDC”), Blue Owl Capital Corporation II (“OBDC II”), Blue Owl Technology Finance Corp. (“OTF”), Blue Owl Technology Income Corp. (“OTIC”), and State Teachers Retirement System of Ohio (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”) co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. We do not consolidate our non-controlling interest in Credit SLF.
Refer to Exhibit 99.3 for the Credit SLF’s Supplemental Financial Information.
Blue Owl Leasing LLC
On June 30, 2025, Blue Owl Leasing, a Delaware limited liability company, was formed as a joint venture between us, OBDC, OBDC II, OTF, OTIC, Blue Owl Alternative Credit Fund, and California State Teachers Retirement System (each, a “Blue Owl Leasing Member” and collectively, the “Blue Owl Leasing Members”). The Blue Owl Leasing Members co-manage Blue Owl Leasing. Blue Owl Leasing’s principal purpose is to make investments in leases and loans. Investment decisions must be approved by the Blue Owl Leasing Members. Our investment in Blue Owl Leasing is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our non-controlling interest in Blue Owl Leasing.
Refer to Exhibit 99.4 for the Blue Owl Leasing’s Supplemental Financial Information.
Capital Resources and Borrowings
We anticipate generating cash in the future from the issuance of common stock and debt securities and cash flows from operations, including interest and dividends received on our debt and equity investments, respectively.
We may borrow money from time to time if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such borrowing. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our current target leverage ratio is 0.90x-1.25x. As of December 31, 2025 and 2024, our asset coverage was 223% and 209%, respectively. See “Regulation as a Business Development Company – Senior Securities” below.
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
For additional information about our debt obligations see “Note 5 — Debt” to the consolidated financial statements included in this Annual Report and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Financial Condition, Liquidity and Capital Resources — Debt”.
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
•98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and
•certain undistributed amounts from previous years on which we paid no U.S. federal income tax.
We have previously incurred and can be expected to incur excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may not choose to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A. RISK FACTORS – Risks Related to U.S. Federal Income Tax – We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to maintain our tax treatment as a RIC under subchapter M of the Code.”
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

Continuous Public Offering
We commenced a continuous public offering of up to $2,500,000,000 in any combination of Class S, Class D, and Class I shares of common stock on November 12, 2020. On February 14, 2022, we commenced a follow-on offering of up to $13,500,000,000 in any combination of Class S, Class D and Class I common shares. On December 6, 2024, we commenced our current offering pursuant to which we are currently offering of up to $14,000,000,000 in any combination of Class S, Class D and Class I common shares. In accordance with our share pricing policy, we will modify our public offering prices to the extent necessary to comply with the requirements of the 1940 Act, including the requirement that we will not sell our shares at a net price, after deducting upfront selling commissions and dealer manager fees, that is below our net asset value per share.
Since meeting the minimum offering requirement and commencing our continuous public offering through December 31, 2025, we have issued 711,941,000 shares of Class S common stock, 105,882,972 shares of Class D common stock and 1,470,414,548 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $6.74 billion, $0.99 billion and $13.83 billion, respectively, including $1,000 of seed capital contributed by our Adviser in September of 2020, $25.0 million in gross proceeds raised from an entity affiliated with the Adviser and 162,241,493 shares of Class I common stock issued in a private placement to feeder vehicles primarily created to hold our Class I shares for gross proceeds of approximately $1.53 billion.

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
Competition
Our primary competitors in providing financing to middle-market companies include public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds and alternative asset managers. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Many of these competitors have similar investment objectives to us, which may create competitive disadvantages for us with respect to our investment opportunities, which may create additional competition for investment opportunities. Some of these competitors may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to our investment opportunities. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC, or to the distribution and other requirements we must satisfy to qualify for RIC tax treatment. Lastly, institutional and individual investors are allocating increasing amounts of capital to alternative investment strategies. Several large institutional investors have announced a desire to consolidate their investments in a more limited number of managers. We expect that this will cause competition in our industry to intensify and could lead to a reduction in the size and duration of pricing inefficiencies that many of our products seek to exploit. See “ITEM 1A. RISK FACTORS — Risks Related to Our Business — We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.”
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
Organization and Offering Costs
Under the terms of the Investment Advisory Agreement, the Adviser is entitled to receive up to 1.50% of gross offering proceeds raised in the continuous public offering until all organization and offering costs paid by the Adviser or its affiliates have been recovered. These expenses include those deemed to be “organization and offering expenses” of the Company for purposes of Conduct Rule 2310(a)(12) of the Financial Industry Regulatory Authority (exclusive of commissions, the dealer manager fee, any discounts and other similar expenses paid by investors at the time of sale of the Company’s stock). The Adviser is responsible for the payment of our organization and offering expenses to the extent that these expenses exceed 1.50% of the aggregate gross offering proceeds, without recourse against or reimbursement by us.
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
Board Approval of the Investment Advisory Agreement
On May 5, 2025, the Board held a meeting to consider and approve the continuation of the Investment Advisory Agreement and related matters. The Board was provided with information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.
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
The Administration Agreement became effective on May 18, 2021 and the continuation of the Administration Agreement was approved by the Board on May 5, 2025. Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a Majority of the Outstanding Shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. To the extent that the Adviser outsources any of its functions we will pay the fees associated with such functions without profit to the Adviser as provided by Section 17(i) of the 1940 Act.
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
Payment of Our Expenses under the Investment Advisory and Administration Agreements
Except as specifically provided below, we anticipate that all investment professionals and staff of the Adviser when and to the extent engaged in providing investment advisory and management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We will bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs, and as otherwise set forth in the Administration Agreement). We also will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Investment Advisory Agreement and Administration Agreement, and (iii) all other costs and expenses of our operations and transactions including, without limitation, those relating to:
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
•U.S. federal, state and local taxes;
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
Affiliated Transactions
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we are generally permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board.
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

Employees
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement. Each of our executive officers is employed by the Adviser or its affiliates. Our day-to- day investment operations are managed by the Adviser. The services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates. The Investment Team is focused on origination and transaction development and the ongoing monitoring of our investments. In addition, we reimburse the Adviser for the allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs and as otherwise set forth in the Administration Agreement). See “— Investment Advisory Agreement” and “— Administration Agreement.”
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
Sustainability
Our and the Adviser’s sustainability efforts seek to enable positive outcomes for our investors and the communities in which we operate. We believe our Adviser’s sustainability efforts reflect strong leadership and oversight by Blue Owl’s senior management and Blue Owl’s Board and Blue Owl’s commitment to its priority areas.
Additionally, to integrate responsible investing practices firmwide, Blue Owl has a Responsible Investing Working Group (the “RI WG”), a cross-functional group across investment platforms, strategies and relevant business units. The RI WG members are senior representatives of their respective teams and are responsible for coordinating responsible investing-related efforts within their business units, as well as providing insights as it relates to their professional roles. The RI WG is chaired by Blue Owl’s Chief Operating Officer and its activities are managed by the Responsible Investing & ESG team.
Investing Responsibly
We and the Adviser recognize the importance of business relevant ESG issues and opportunities and are committed to the consideration of these factors in relation to our business operations and investment activities to manage risk and identify opportunities. Blue Owl adopted an ESG and responsible investing policy, which applies to all asset classes, industries and countries in which Blue Owl does business and the products it manages.

The Adviser believes that incorporating business relevant ESG factors into its corporate and investment activities has the potential to meaningfully contribute to our value. The Adviser strives to continuously strengthen its ability to mitigate, manage, and monitor relevant ESG risks and opportunities within our investment portfolios. When the Adviser considers potential investments on our behalf, it seeks to address the relevant ESG considerations, risks and potential rewards related to prospective investments. Further, the Adviser has processes designed to ensure compliance with applicable regulatory disclosure requirements, including ESG-related disclosure obligations.
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
Belonging
The Adviser seeks to foster a culture that fuels its ability to deliver results through private markets, attract and retain top talent and build strong partnerships. The Adviser’s values—mutual respect, excellence, constructive dialogue and one team—form the foundation of a culture where its employees are empowered to reach their full potential.
The following initiatives help cultivate connection, opportunity and impact for the Adviser’s employees:
•Employee Resource Groups are open to all employees and aim to create an environment of belonging for all. These groups are employee-initiated and employee-led;
•Blue Owl Celebrates is a series that honors various heritage and affinity months throughout the year by highlighting dynamic guest speakers, small businesses and resources for learning and action;
•Blue Owl partners with industry organizations to offer its employees access to resources, memberships, events, networks and opportunities for professional development, as well as utilizing the organizations’ job boards to recruit candidates; and
•Finally, Blue Owl’s suite of benefits includes primary and secondary parental leave, family planning benefits and stipend and flexible work schedules.
Citizenship
Blue Owl takes its role as a corporate citizen seriously and aims to contribute to meaningful causes to support the communities in which it operates and resides. Blue Owl is committed to building a robust citizenship program that is integrated, community-centered, and employee-enriched, including:
•Blue Owl Leads Together, its global employee volunteerism and giving program, allows employees to engage with one another and with the communities in which we live and work; and
•Blue Owl Gives, which advances Blue Owl’s philanthropic mission—unlocking opportunity by powering access to college, to careers, and to capital—through strategic nonprofit partnerships.
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
A BDC generally is required to meet an asset coverage ratio of the value of total assets to senior securities, which include all of our borrowings and any preferred stock the BDC may issue in the future, of at least 200%. However, certain provisions of the 1940 Act allowed a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. This means that generally, a BDC can borrow up to $1 for every $1 of investor equity or, if certain conditions are met and it reduces its asset coverage ratio, it can borrow up to $2 for every $1 of investor equity. On September 30, 2020, the Adviser, as our sole shareholder, approved a proposal that allows us to reduce our asset coverage ratio to 150%. As a result, effective on October 1, 2020, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%.
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
Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we are generally permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board makes certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board. The Blue Owl Credit Advisers’ allocation policies seek to ensure equitable allocation of investment opportunities between us and/or other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of other Blue Owl Credit Clients and other Blue Owl clients that avail themselves of the Order. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products.
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
Certain U.S. Federal Income Tax Considerations
The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and to an investment in our common stock. This discussion does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, this discussion does not describe tax consequences that we have assumed to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including persons who hold our common stock as part of a straddle or a hedging, integrated or constructive sale transaction, persons subject to the alternative minimum tax, tax-exempt organizations, insurance companies, brokers or dealers in securities, pension plans and trusts, persons whose functional currency is not the U.S. dollar, certain former citizens or long-term residents of the United States, regulated investment companies, real estate investment trusts, personal holding companies, persons required to accelerate the recognition of gross income as a result of such income being recognized on an applicable financial statement, persons who acquire an interest in the Company in connection with the performance of services, and financial institutions. Such persons should consult with their own tax advisers as to the U.S. federal income tax consequences of an investment in our common stock, which may differ substantially from those described herein. This discussion assumes that shareholders hold our common stock as capital assets (within the meaning of the Code).
The discussion is based upon the Code, U.S. Department of Treasury (“Treasury”) regulations, and administrative and judicial interpretations, each as of the date of this report and all of which are subject to change at any time, possibly retroactively, which could affect the continuing validity of this discussion and could be applied in a manner that adversely impact shareholders. We have not sought and will not seek any ruling from the IRS regarding any matter discussed herein. Prospective investors should be aware that, although we intend to adopt positions we believe are in accord with current interpretations of the U.S. federal income tax laws, the IRS may not agree with the tax positions taken by us and that, if challenged by the IRS, our tax positions might not be sustained by the courts. This summary does not discuss any aspects of U.S. estate tax, U.S. state or local taxation or non-U.S. taxation. It also does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.
For purposes of this discussion, a “U.S. Shareholder” is a beneficial owner of our common stock that is for U.S. federal income tax purposes:
•a citizen or individual resident of the United States;
•a corporation (or other entity treated as a corporation) organized in or under the laws of the United States or of any political subdivision thereof;
•a trust that is subject to the supervision of a court within the United States and the control of one or more U.S. persons or that has a valid election in effect under applicable U.S. Treasury Regulations to be treated as a U.S. person; or
•an estate, the income of which is subject to U.S. federal income tax regardless of its source.
A “Non-U.S. Shareholder” is a beneficial owner of our common stock that is neither a U.S. Shareholder nor a partnership for U.S. tax purposes.
If a partnership (including an entity or arrangement treated as a partnership for U.S. federal income tax purposes) holds our common stock, the U.S. federal income tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. Any partner of a partnership holding our common stock should consult his, her or its own tax advisers with respect to the U.S. federal income tax consequences of the purchase, ownership and disposition of such shares.
Tax matters are very complicated and the tax consequences to an investor of an investment in our common stock will depend on the facts of his, her or its particular situation. You should consult your own tax adviser regarding the specific tax consequences of the ownership and disposition of shares of our common stock to you, including tax reporting requirements, the applicability of U.S. federal, state and local tax laws and non-U.S. tax laws, eligibility for the benefits of any applicable income tax treaty and the effect of any possible changes in the tax laws.
Taxation as a Regulated Investment Company
We have elected to be treated and intend to qualify each year as a RIC under the Code; however, no assurance can be given that we will be able to maintain our RIC tax treatment. As a RIC, we generally will not be subject to U.S. federal income tax at corporate rates on any ordinary income or capital gains that we timely distribute to our shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we generally must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).
If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain that we timely distribute (or are deemed to distribute) to our shareholders as dividends. We will be subject to U.S. federal income tax imposed at corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.
We will be subject to a nondeductible 4% U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our net ordinary income for each calendar year, (ii) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Distribution Requirement”). While we intend to distribute sufficient income and capital gains to our shareholders in each taxable year in order to avoid imposition of this 4% U.S. federal excise tax, there can be no assurance that we will be successful in avoiding entirely the imposition of this tax.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale or other taxable disposition of stock or other securities or foreign currencies, net income derived from an interest in certain “qualified publicly traded partnerships” (as defined in the Code), or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
•at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•no more than 25% of the value of our assets is invested in the (i) securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) securities of one or more “qualified publicly traded partnerships” (collectively, the “Diversification Tests”).
For U.S. federal income tax purposes, we may be required to include in our taxable income certain amounts that we have not yet received in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in our taxable income in each taxable year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received the corresponding cash amount.
Although we do not presently expect to do so, we are authorized to borrow funds, to sell assets and to make taxable distributions of our stock and debt securities in order to satisfy the Annual Distribution Requirement. Our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the

Excise Tax Distribution Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to U.S. federal income tax.
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
A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed our investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses indefinitely, and use them to offset capital gains. Due to these limits on the deductibility of expenses, over the course of one or more taxable years we may have, for U.S. federal income tax purposes, aggregate taxable income that we are required to distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.
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
If we purchase shares in a “passive foreign investment company,” or PFIC, we may be subject to U.S. federal income tax on any “excess distribution” received on, or any gain from the disposition of such shares. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distributions or gains. This additional tax and interest may apply even if we make a distribution as a taxable dividend by us to our shareholders in an amount equal to (1) any excess distribution, or (2) the gain from the dispositions of such shares. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund”, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases included in our income. Under either election, we may be required to recognize income in excess of distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the Excise Tax Distribution Requirement. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any taxes and related interest charges.
If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation, or “CFC,” we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of certain of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares of a corporation or 10% or more of the total value of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and such income will be subject to the Annual Distribution Requirement and will be taken into account for purposes of the

Excise Tax Distribution Requirement
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
If we fail to qualify for treatment as a RIC, and certain relief provisions are not applicable, we will be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) imposed at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period and other limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax at regular corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.
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
We make available free of charge on our website (www.blueowlproducts.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K, and amendments to these reports. The SEC also maintains a website (www.sec.gov) that contains such information. The reference to our website is an inactive textual reference only and the information contained on our website is not a part of this Form 10-K.
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
We are subject to risks related to macroeconomic factors.
•Difficult market and geopolitical conditions could have a significant adverse effect on our business, financial condition and results of operations.
•Capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.
•Future increases in inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•Fluctuations in interest rates could have a material adverse effect on our business and that of our portfolio companies.
We are subject to risks related to our business and operations.
•The lack of liquidity in our investments may adversely affect our business.
•We borrow money, which magnifies the potential for gain or loss and may increase the risk of investing in us.
•Defaults and provisions under our current borrowings or any future borrowing facility or notes may adversely affect our business, financial condition, results of operations and cash flows.
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
•Our ability to achieve our investment objective also depends to a significant extent upon Blue Owl’s relationships with corporations, financial institutions and investment firms, the inability of Blue Owl to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
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
•Cybersecurity risks and cyber data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and damage to our business relationships.
•Use of AI technologies by us could lead to the exposure of our data or other adverse effects and increase competitive, operational, legal, and regulatory risks in ways that we cannot predict.
•We are subject to risks in using custodians, counterparties, administrators and other agents.
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
•Our Adviser and its affiliates may face conflicts of interest with respect to services performed for their respective other accounts and clients or issuers in which we may invest.
•We may be obligated to pay our Adviser incentive fees even if we incur a net loss due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.
•Our ability to enter into transactions with our affiliates is restricted.
•Our Class S and Class D shares are each subject to an ongoing service fee.
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
•The amount of any distributions we may make on our common stock is uncertain. We may not be able to pay distributions to shareholders, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limits on the extent to which we may use borrowings, if any, and we may use sources other than from cash flows from operations to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).
•Our shares are not listed, and we do not intend to list our shares, on an exchange, nor quoted through a quotation system. Therefore, our shareholders will have limited liquidity and may not receive a full return of invested capital (including front-end commissions, fees and expenses), upon selling their shares or upon liquidation of our Company.
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
•We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.
•We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code.
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
Macroeconomic Factors
Difficult market and geopolitical conditions could have a significant adverse effect on our business, financial condition and results of operations.
Our business, financial conditions and results of operations may be affected by conditions and trends in the global financial markets and the global economic and political climate relating to, among other things, fluctuations in interest rates, the availability and cost of credit, future increases in inflation, economic uncertainty, changes in laws (including laws and regulations relating to our taxation, taxation of our clients and applicable to alternative asset managers), trade policies, commodity prices, tariffs (including retaliatory tariffs), currency exchange rates and controls, political elections and administration transitions, and national and international political events (including contract terminations or funding pauses, government agency closures, prolonged government shutdowns, wars and other forms of conflict, terrorist acts, and security operations), work stoppages, labor shortages and labor disputes, supply chain disruptions and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health pandemics.
Changes in trade policies, including the imposition of new tariffs or increases in existing tariffs between the United States, Mexico, Canada, China or other countries, or reactionary measures in response thereto including retaliatory tariffs, legal challenges, or currency manipulation, could adversely affect the market conditions in which we operate. Although the Supreme Court recently invalidated the tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), certain tariff rates and obligations established through trade agreements that were negotiated during active IEEPA tariffs remain in effect, and the current administration has announced widely applicable tariffs pursuant to the Trade Act of 1974, effective February 24, 2026. The administration has indicated that it will continue seeking to implement tariffs through other statutory authorities as well. The scope of the Supreme Court’s decision may create market uncertainty as it relates to the availability of refunds for prior tariffs and the imposition of new tariffs to replace those imposed under IEEPA.
These factors are outside of our control and may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
Global financial markets have experienced heightened volatility in recent periods, including as a result of economic and political events in or affecting the world’s major economies, such as the ongoing wars and conflicts between Russia and Ukraine, as well as continued political and social unrest in Venezuela, the Middle East and regions of North Africa. Concerns over economic recession, future increases in inflation, interest rate volatility, fluctuations in oil and gas prices resulting from global production and demand levels and geopolitical tension, have exacerbated market volatility. Market volatility has been further exacerbated by social unrest, changes regarding immigration and work permit policies and other political and security concerns both in the United States and across various international regions. Due to interrelationships within the global financial markets, our business may be adversely affected by such issues both within and outside of the directly affected regions.
During periods of difficult market conditions or slowdowns, which may be across one or more industries, sectors or geographies, the companies in which we invest may experience decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. During such periods, those companies may also have difficulty in pursuing growth strategies, expanding their businesses and operations and be unable to meet their debt service obligations or other expenses as they become due, including obligations and expenses payable us. Negative financial results in our portfolio companies could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.
In recent years, the U.S. corporate debt markets have been impacted by inflation. Uncertain market conditions caused by increased inflation or other conditions may make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being in an elevated interest rate environment. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. An inability to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.
Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations and cause our net asset value to decline. In addition, adverse or volatile market conditions may make equity capital difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our shareholders and independent directors. In addition, unfavorable economic conditions may require us to modify the payment terms of our investments, including changes in “payment in kind” or “PIK” interest provisions and/or cash interest rates, and also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable.
Future increases in inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies operate in industries that have been, or may be, impacted by inflation. Ongoing inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in the costs of their operations along to their customers, it could adversely affect their operating results. Such conditions would increase the risk of default on their obligations as a borrower. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations. Any decreases in the fair value of our investments could result in future realized or unrealized losses.
Fluctuations in interest rates could have a material adverse effect on our business and that of our portfolio companies.
Fluctuations in interest rates could have a dampening effect on overall economic activity, the financial condition of our portfolio companies and the financial condition of the end customers who ultimately create demand for the capital we supply, all of which could negatively affect our business, financial condition or results of operations. In addition, lower interest rates may increase prepayment risk for our portfolio company investments with higher interest rates. The Federal Reserve decreased the federal funds rate three times in 2025. Although the Federal Reserve has signaled the potential for additional federal funds rate cuts, there remains uncertainty around the rate and timing of decreases. Uncertainty surrounding future Federal Reserve actions may have a material effect on our business making it particularly difficult for us to obtain financing at attractive rates, impacting our ability to execute on our growth strategies or future acquisitions.
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
In addition to having fixed-dollar claims on our assets that are superior to the claims of our common shareholders, obligations to lenders may be secured by a first priority security interest in our portfolio of investments and cash. As a BDC, generally, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus any preferred stock, if any, must be at least 200%. The Adviser, as our sole initial shareholder, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, our asset coverage ratio applicable to senior securities was reduced from 200% to 150%, and the risks associated with an investment in us may increase. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some indebtedness when it may be disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to service our debt or make distributions.
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

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to common shareholder(1)	(23.8)%	(14.5)%	(5.1)%	4.3%	13.6%
(1)Assumes, as of December 31, 2025, (i) $37.01 billion in total assets, (ii) $15.75 billion in outstanding indebtedness, (iii) $19.76 billion in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 6.4%.

See “ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Financial Condition, Liquidity and Capital Resources” for more information regarding our borrowings.
Defaults and provisions under our current borrowings or any future borrowing facility or notes may adversely affect our business, financial condition, results of operations and cash flows.
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
We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. Our credit facilities, notes and CLOs currently expire between September 2026 and October 2037. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition. See “—Capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.”

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
Our ability to achieve our investment objective also depends on the ability of our Adviser to identify, analyze, invest in, finance, and monitor companies that meet our investment criteria. Our Adviser’s capabilities in structuring the investment process, and providing competent, attentive and efficient services to us depend on the involvement of investment professionals of adequate number and sophistication to match the corresponding flow of transactions. Any failure to find, hire, train, supervise and manage new investment professionals could have a material adverse effect on our business, financial condition and results of operations.
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
Our ability to achieve our investment objective also depends to a significant extent upon Blue Owl’s relationships with corporations, financial institutions and investment firms, the inability of Blue Owl to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
Blue Owl depends on its relationships with corporations, financial institutions and investment firms, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, business relationships, quality of service provided to clients, fund investor liquidity, fund terms (including fees and economic sharing arrangements), brand recognition and business reputation. If Blue Owl fails to maintain its reputation it may not be able to maintain its existing relationships or develop new relationships or sources of investment opportunities, and we may not be able to grow our investment portfolio. In addition, there is no assurance that such relationships will generate investment opportunities for us.
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
We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), including the other Blue Owl Clients or other funds managed by our Adviser or its affiliates comprising Blue Owl’s Credit platform (including Blue Owl's alternative credit products), the private funds managed by Blue Owl’s GP Strategic Capital platform, the funds and accounts managed by Blue Owl’s Real Assets platform, as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the U.S. Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle-market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.

Numerous factors increase our competitive risks, including, but not limited to:
•Some of our competitors may have or are perceived to have more expertise or financial, technical, marketing and other resources and more personnel than we do;
•We may not perform as well as competitors’ funds or other available investment products;
•Some of our competitors have raised significant amounts of capital, and many of them have similar investment objectives to ours, which may create additional competition for investment opportunities;
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
Cybersecurity risks and cyber data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and damage to our business relationships.
There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as an alternative asset management firm, we hold confidential and other price sensitive information about existing and potential investments. Malicious cyber activity involving ransomware, extortion, business email compromise, social engineering and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Additionally, cyber-attacks and other security threats have become increasingly complex as a result of the emergence of new AI technologies, which are able to identify and target new vulnerabilities in information technology systems. As a result, we may face a heightened risk of a security breach or disruption with respect to confidential information resulting from an attack by computer hackers, foreign governments or cyber terrorists.
The efficient operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, which, despite implementation of a variety of security measures, are vulnerable to security breaches and cyber-attacks. A cyber-attack is considered to be an intentional attack or an unintentional event or series of events and involves gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption or otherwise compromising the confidentiality, integrity or availability of our systems or infrastructure. Some factors that could create a heightened risk of a cyber incident include the use of remote work tools and/or third-party service providers, including cloud-based service providers. In addition, we may be the target of social engineering, fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or sensitive information. In addition to cyber-related threats, our and our affiliates’ information systems and those of our third-party service providers may be subject to failures or interruptions arising from other causes beyond our control, including sudden electrical or telecommunications outages, natural disasters such as earthquakes, tornadoes or hurricanes, disease pandemics, social unrest and geopolitical events including wars and acts of terrorism. Any such events could materially disrupt our operations and adversely affect our business and financial results. The result of any cyber-attack may include disrupted operations, including in our, our affiliates’, our investors’, our counterparties’, or third parties’ operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen or improperly accessed assets or information (including personal information), increased cybersecurity protection and insurance costs, litigation or damage to our business relationships and reputation, in each case causing our business and results of operations to suffer.
The rapid evolution and increased availability of artificial intelligence and machine learning technologies (collectively, “AI technologies”) may also intensify cybersecurity risks by making such attacks and other cybersecurity incidents more difficult to detect, contain, and mitigate. For example, threat actors could impersonate Blue Owl or its employees, including through the use of AI technologies. Such technologies make such impersonation more likely to occur or appear more credible.
As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers, including increased risks resulting from remote work. We cannot guarantee that third parties and infrastructure in our networks or our partners’ networks have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support our services. Our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place. Outages of and interruptions to third-party software vendors’ services, including as a result of the termination of an agreement with a third-party service provider, have previously resulted in and could in the future result in temporary disruptions to our and our affiliates’ normal operations. We have implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber intrusions and rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-attack, do not guarantee that a cyber-attack will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident, especially because the cyber-attack techniques change frequently or are not recognized until launched and because cyber-attacks can originate from a wide variety of sources.
Cybersecurity risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, personally identifiable information of our clients and others and other sensitive information that we collect and store in our data centers, on our cloud environments and on our networks. Our products may also invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of personally identifiable, proprietary business data or other sensitive information, by third parties, as a result of the negligence or malfeasance of third party service providers that have access to such confidential information or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us and significant reputational harm, any of which could harm our business and results of operations.
Use of AI technologies by us could lead to the exposure of our data or other adverse effects and increase competitive, operational, legal, and regulatory risks in ways that we cannot predict.
Recent technological advances in AI technologies, as well as the rapid growth and widespread use thereof, present risks to our business, products, portfolio companies and investments. AI technologies may result in significant and disruptive changes in companies, sectors or industries, including those in which we invest, and any such changes could render our Adviser’s underwriting models obsolete or create new and unpredictable operational, legal and/or regulatory risks. To the extent our competitors make more efficient or extensive use of AI technologies, there is a possibility that such competitors will gain a competitive advantage. Many jurisdictions have passed or are considering laws and regulations concerning AI technologies, which could adversely affect our business, products, portfolio companies and investments. Additionally, we and the companies in which we invest could be further exposed to the risks of AI technologies if third-party service providers or any counterparties, whether or not known to us, use AI technologies in their business activities. We will not be able to control the use of AI technologies in third-party products or services, including those provided by our and our affiliates’ service providers. Additionally, the Adviser expects to use AI technologies in connection with its business activities, including to support our due diligence and investment activities. AI technologies are generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to review all data upon which AI technologies are trained or which are otherwise utilized. AI technologies are also highly reliant on the accuracy, adequacy, completeness and objectivity of their underlying data, and any inaccuracies, deficiencies, errors or biases in this data could lead to errors affecting our decision-making and investment processes, which could have adverse impacts on us and our portfolio companies.
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
Our business is highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. The SEC has also particularly focused on cybersecurity, and we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures as a result. In May 2024, the SEC adopted amendments to Regulation S-P that require covered institutions, such as investment companies, to develop, implement, and maintain written policies and procedures for an incident response program that is reasonably designed to detect, respond to, and recover from unauthorized access to or use of customer information. The amendments also require that the response program include procedures for, with certain limited exceptions, covered institutions to provide notice to individuals whose sensitive customer information was or is reasonably likely to have been accessed or used without authorization. The amendments took effect on August 2, 2024, and had a compliance deadline of December 3, 2025 for large entities. We also face and expect to continue to face increased costs to comply with the new SEC rules, including increased costs for cybersecurity training and management.
Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and/or information security to which we may be subject (collectively, “Privacy Laws”). Compliance with applicable Privacy Laws may require adhering to stringent legal and operational requirements, which could increase compliance costs for us and require the dedication of additional time and resources to compliance. A failure to comply with applicable Data Protection Legislation could result in fines, sanctions, enforcement actions or other penalties or reputational damage. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Division of Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.
There may be substantial financial penalties or fines for a failure to comply with applicable Privacy Laws (which may include insufficient security for our personal or other sensitive information). For example, failure to comply with Regulation (EU) 2016/679 (the “GDPR”).

Our operations will be impacted by a growing movement to adopt comprehensive privacy and data protection laws where such laws focus on privacy as an individual right in general. Further, the Company’s portfolio companies and/or each of their affiliates are subject to regulations related to privacy, data protection and information security in the jurisdictions in which they do business. Such laws and regulations vary from jurisdiction to jurisdiction, thus increasing costs, operational and legal burdens and the potential for significant liability on regulated entities.
Non-compliance with any applicable Privacy Laws represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information. For example, the SEC’s most recent amendments to Regulation S-P require notification of affected customers no later than 30 days after becoming aware of a security incident that compromises their sensitive customer information. Breaches in security could potentially jeopardize our, our employees’ or our product investors’ or counterparties’ confidential or other information processed and stored in, or transmitted through, our computer systems and networks (or those of our third party vendors), or otherwise cause interruptions or malfunctions in our, our employees’, our product investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our product investors and other counterparties, fines or penalties, litigation, regulatory intervention or reputational damage, which could also lead to loss of product investors or clients.
We and our portfolio companies are subject to increasing scrutiny from certain investors, third party assessors, regulators and our shareholders with respect to ESG-related topics.
We and our portfolio companies face increasing scrutiny from certain investors, third party assessors that measure companies’ ESG performance, regulators and our shareholders related to ESG-related topics, including in relation to diversity and inclusion, human rights, environmental stewardship, support for local communities, corporate governance and transparency. For example, we and the companies in which we invest risk damage to our brands and reputations if we or they do not act (or are perceived to not act) responsibly either with respect to responsible investing processes or ESG-related practices. Adverse incidents related to ESG practices could impact the value of our brand or the companies in which we invest, or the cost of our or their operations and relationships with investors, all of which could adversely affect our business and results of operations. Further, there can be no assurance that any of our Adviser’s ESG initiatives or commitments will meet the standards or expectations of our shareholders or other stakeholders. There can be no assurance that our Adviser will be able to accomplish any goals related to responsible investing or ESG practices, as statements regarding its ESG and responsible investing commitments and priorities reflect its current estimates, plans and/or aspirations and are not guarantees that it will be able to achieve them within the timelines announced or at all. Additionally, the Adviser may determine in its discretion that it is not feasible or practical to implement or complete certain aspects of its responsible investing program or ESG initiatives based on cost, timing or other considerations.
In recent years, certain investors have placed increasing importance on policies and practices related to responsible investing and ESG for the products to which they commit capital, and investors may decide not to commit capital to future fundraises based on their assessment of the Adviser’s approach to and consideration of ESG-related issues or risks. Similarly, a variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If the Adviser’s responsible investing or ESG-related practices or ratings do not meet the standards set by such investors or organizations, or if the Adviser receives a negative rating or assessment from any such organization, or if the Adviser fails, or is perceived to fail, to demonstrate progress toward its ESG priorities and initiatives, they may choose not to invest in us, and we may face reputational damage. Similarly, it is expected that investor and/or shareholder demands will require the Adviser to spend additional resources on and place continued importance on business relevant ESG factors in its review of prospective investments and management of existing ones. Devoting additional resources to our responsible investing or ESG-related practices could increase the amount of expenses we or our investments are required to bear. For example, collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks. To the extent our access to capital from investors focused on ESG ratings or ESG-related matters is impaired, we may not be able to maintain or increase the size of our existing products or raise sufficient capital for new products, which may adversely affect our revenues. Further, interest on the part of investors and regulators in ESG-related topics and themes and increased demand for, and scrutiny of, ESG-related disclosure by asset managers, has also increased the risk that asset managers could be perceived as, or accused of, making inaccurate or misleading statements regarding the ESG-related investment strategies of their and their funds’ responsible investing or ESG-related efforts or initiatives, or “greenwashing.” This risk may also materialize where ESG-related statements and/or disclosures made by our portfolio companies are materially inconsistent with our ESG-related statements or disclosures, including those made on a voluntary basis or pursuant to any applicable regulation, such as Regulation EU 2019/2088 on sustainability-related disclosures in the financial services sector (the “SFDR”). Such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital.
At the same time, various stakeholders may have differing approaches to responsible investing activities or divergent views on the consideration of ESG topics, including in the countries in which our Adviser operates and invests, as well as in the states and localities where our Adviser serves public sector clients. These differing views increase the risk that any action or lack thereof with respect to our Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. Several states, the executive branch, federal agencies and Congress have enacted, proposed or indicated an intent to pursue “anti-ESG” policies, legislation or initiatives, issued related legal opinions and engaged in related investigations and litigation. For example: (i) boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions and (ii) ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation view our responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively affect the results of operations Further, asset managers have been subject to scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. In addition, state attorneys general, among others, have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Cases alleging discrimination based on similar arguments have been filed since that decision, with scrutiny of certain corporate DEI practices increasing throughout 2025. Additionally, in January 2025, the current U.S. Presidential administration signed a number of executive orders focused on DEI (the “Executive Orders”), which include a broad mandate to eliminate federal DEI programs and a caution to the private sector to end what may be viewed as illegal DEI discrimination and preferences. The Executive Orders have resulted in compliance investigations of private entities, including publicly traded companies, and changes to federal contracting regulations. If the Adviser does not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation and/or constrain our investment and fundraising opportunities. Such scrutiny of both ESG and DEI related practices could expose the Adviser to additional compliance obligations, the risk of litigation, investigations or challenges by federal or state authorities, result in reputational harm and/or discourage certain investors from investing in us.
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
For example, the SEC sometimes reviews compliance with ESG commitments in examinations, and it has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing ESG policies and procedures to meet ESG commitments to investors.
In addition, in October 2023, California enacted legislation that will ultimately require certain companies that (i) do business in California to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third party assurance of such data, (Climate Corporate Data Accountability Act, or “SB 253”), and issue public reports on their climate-related financial risk and related mitigation measures (Climate-Related Financial Risk Act, or “SB 261”) and (ii) operate in California and make certain climate-related claims to provide enhanced disclosures around the achievement of climate-related claims, including the use of voluntary carbon credits to achieve such claims. Pending litigation against SB 253 and SB 261 creates ongoing uncertainty around the enforceability of related disclosure obligations and may result in additional compliance burdens, increased legal and compliance costs, and enhanced disclosure obligations. From a European perspective, the European Union has in place regulation aimed at increasing transparency for investors of sustainability-related policies, processes, performance and commitments which apply to certain of our products, including, without limitation: (a) the SFDR, for which most rules took effect beginning on March 10, 2021 and (b) Regulation (EU) 2020/852 on the establishment of a framework to facilitate sustainable investment and amending the SFDR. In November 2025, the European Commission published a draft legislative proposal to revise SFDR to introduce, among others, new categories for sustainability-related financial products with related criteria that are required to be met for each category. Relatedly, the European Securities and Markets Authority (“ESMA”) has identified promoting transparency through effective sustainability disclosures and addressing greenwashing as one of its key priorities per ESMA’s sustainable finance roadmap and strategy. ESMA has also introduced guidelines on funds with ESG, impact, transition or sustainability-related terms in their names.
There are still some uncertainties regarding the operation of some of these requirements and how they might evolve, and an established market practice is still being developed in certain cases, which can lead to diverging implementation and/or operationalization, data gaps or methodological challenges which may affect our ability to collect relevant data. These regimes continue to evolve and there is still a lack of clarity and established practice around the approach to their supervision and enforcement, which may vary across national competent authorities. There is a risk that a development or reorientation in the regulatory requirements or market practice in this respect could be adverse to our investments if they are perceived to be less valuable as a consequence of, among other things, their carbon footprint or perceived “greenwashing.” Compliance with requirements of this nature may also increase risks relating to financial supervision and enforcement action. There is also a risk that market expectations in relation to the SFDR categorization of financial products, could adversely affect our ability to raise capital, especially from EEA investors.
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
As a result of these and other legislative and regulatory initiatives, we or the Adviser may be required to provide additional disclosure to our investors with respect to ESG matters. This exposes us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or miss-selling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways. Compliance with frameworks of this nature may create an additional compliance burden and increased legal, compliance, governance, reporting and other costs to funds and/or fund managers because of the need to collect certain information to meet the disclosure requirements. In addition, where there are uncertainties regarding the operation of the framework, a lack of official, conflicting or inconsistent regulatory guidance, a lack of established market practice and/or data gaps or methodological challenges affecting the ability to collect relevant data, funds and/or fund managers may be required to engage third party advisers and/or service providers to fulfil the requirements, thereby exacerbating any increase in compliance burden and costs. To the extent that any applicable jurisdictions enact similar laws and/or frameworks, there is a risk that we may not be able to maintain alignment of a particular investment with such frameworks, and/or may be subject to additional compliance burdens and costs, which might adversely affect us.
We may be the target of litigation or similar proceedings in the future and we are subject to public perception risks.
We could generally be subject to litigation or similar proceedings in the future, including securities litigation and derivative actions by our stockholders. Any litigation or similar proceedings could result in substantial costs, divert management’s attention and resources from our business or otherwise have a material adverse effect on our business, financial condition and results of operations. In addition, in recent periods, there has been increased negative publicity with respect to the private credit industry, which could in the future harm our reputation.
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
Our Adviser and its affiliates may face conflicts of interest with respect to services performed for their respective other accounts and clients or issuers in which we may invest.
Our Adviser and its affiliates may provide a broad range of financial services to companies in which we may invest, including providing arrangement, syndication, origination structuring and other services to portfolio companies, and will generally be paid fees for such services, in compliance with applicable law, by the portfolio company. Any compensation received by our Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. In addition, we may invest in companies managed by entities in which funds managed by GP Strategic Capital have acquired a minority interest. Our Adviser and its affiliates may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand and could, in certain instances, have an incentive not to pursue actions against a portfolio company that would be in our best interest
Additionally, because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, insurance companies, co-invest vehicles and certain high net worth individuals), including the Blue Owl Clients, and we may compete for capital and investment opportunities with these entities, certain of which may have investment objectives that overlap with ours. As a result, conflicts may arise with respect to the allocation of investment opportunities among those products. For example, the Adviser is permitted to allocate an investment to a number of products across its platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products. These conflicts include conflicts of interest relating to the allocation of investment opportunities by our Adviser and its affiliates; compensation to our Adviser; services that may be provided by our Adviser and its affiliates to issuers in which we may invest; investments by us and other clients of our Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by our Adviser; differing recommendations given by our Adviser to us versus other clients; our Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; restrictions on our Adviser’s use of “inside information” with respect to potential investments by us; the allocation of certain expenses; and cross transactions.
For instance, our Adviser and its affiliates may receive asset management performance-based, or other fees from certain accounts that are higher than the fees received by our Adviser from us. In addition, certain members of Blue Owl’s Credit platform’s investment committees and other executives and employees of our Adviser or its affiliates will hold and receive interest in Blue Owl and its affiliates, in addition to cash and carried interest compensation. In these instances, a portfolio manager for our Adviser may have an incentive to favor the higher fee and/or performance-based fee accounts over us and/or to favor Blue Owl. In addition, a conflict of interest exists to the extent our Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans or employee offerings. In these circumstances, personnel of our Adviser may have incentive to favor these other investment companies or accounts over us. In addition, investments by more than one Blue Owl product in a portfolio company also have the potential to raise the risk of using assets of one Blue Owl product to support positions taken by another.
To mitigate these conflicts, the Blue Owl Credit Advisers will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with the Blue Owl Credit Advisers’ investment allocation policies, taking into account such factors as differences with respect to available capital; the current or anticipated size of a product; minimum investment amounts; the remaining life of a product; differences in investment objectives, guidelines or strategies; diversification; portfolio construction considerations; liquidity needs; legal, tax and regulatory requirements and other considerations deemed relevant to the Adviser and in accordance with its policies and procedures. We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates in a manner consistent with our positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “—Our ability to enter into transactions with our affiliates is restricted.”
Actions taken by our Adviser and its affiliates on behalf of the Blue Owl Clients as a result of any conflict of interest may be adverse to us, which could harm our performance. For example, we may invest in the same credit obligations as other Blue Owl Clients, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. The interests of Blue Owl Clients invested in different levels of the capital structure of a portfolio company may not always be aligned and actions taken for one Blue Owl Client may be adverse to one or more other products, which may give rise to conflicts of interest. The interests of these different Blue Owl Clients may diverge significantly particularly in the case of financial distress of the portfolio company. For example, in a bankruptcy proceeding or out-of-court restructuring, the interests of a Blue Owl Client owning equity or subordinated debt securities may be subordinated or otherwise adversely affected by virtue of a different Blue Owl Client's actions in respect of its own interests as a senior debt holder. While the Blue Owl Credit Advisers and their affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that they employ to handle those conflicts when they arise, their decision to permit the investments to occur in the first instance or their judgment on how to mitigate the conflict could be challenged or deemed insufficient. If the Blue Owl Credit Advisers and their affiliates fail to appropriately address those conflicts, it could negatively impact their reputation and ability to raise additional funds and the willingness of counterparties to do business with them or result in potential litigation against them.
From time to time, fees and expenses generated in connection with potential portfolio investments that are not consummated and other investment related expenses may be allocable to us and one or more Blue Owl Clients. These expenses will be allocated in a manner that is fair and equitable over time and in accordance with policies adopted by the Blue Owl Credit Advisers and the Investment Advisory Agreement; however, the method for allocation expenses may vary depending on the nature of the expense and such determinations involve inherent discretion.
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
For U.S. federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our tax treatment as a RIC and/or minimize U.S. federal income or excise tax. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay the incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to U.S. federal income tax imposed at corporate rates.
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
We rely on an order for exemptive relief (the “Order”) from the SEC, to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board.
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
If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit us from paying distributions and could prevent us from qualifying for tax treatment as a RIC, which would generally result in U.S. federal income tax imposed at corporate rates on any income and net gains. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distribution to our shareholders.
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
For any such investments, the optimization of the joint venture may be a complex, costly and time-consuming process and if we experience difficulties in this process, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on us for an undetermined period after any such acquisition. There can be no assurances that we will realize any potential operating efficiencies, synergies and other benefits anticipated in connection with such joint ventures.
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
In the event of bankruptcy of a portfolio company, we may not have full recourse to its assets in order to satisfy our loan, or our loan may be subject to “equitable subordination.” This means that depending on the facts and circumstances, including the extent to which we actually provided significant “managerial assistance,” if any, to that portfolio company, a bankruptcy court might re-

characterize our debt holding and subordinate all or a portion of our claim to that of other creditors. In addition, certain of our loans are subordinate to other debt of the portfolio company. If a portfolio company defaults on our loan or on debt senior to our loan, or in the event of a portfolio company bankruptcy, our loan will be satisfied only after the senior debt receives payment. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to the portfolio company. Bankruptcy and portfolio company litigation can significantly increase collection losses and the time needed for us to acquire the underlying collateral in the event of a default, during which time the collateral may decline in value, causing us to suffer losses.
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
We invest primarily in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies including that they generally:
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
•are more likely to depend on the management talents and efforts of a small group of persons and, therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the company and, in turn, on us; and
•have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.
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
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our portfolio company investments and our investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our net asset value. The majority of our debt investments have, and are expected to have, variable interest rates that reset periodically based on benchmarks such as the SOFR, the SONIA, the Euro Interbank Offered Rate, the Federal Funds rate or Prime rate. The Federal Reserve decreased the federal funds rate three times in 2025. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income. On the other hand, increases in interest rates have made and may continue to make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold and may increase defaults even where our investment income increases. Elevated interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, higher interest rate loans may be less liquid as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. All of these risks may be exacerbated when interest rates rise rapidly and/or significantly. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities.
Conversely, when interest rates decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require our Adviser and the Adviser’s personnel to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans.
In addition, because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. In periods of declining interest rates, we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, given certain of our currently outstanding indebtedness bears interest at fixed rates, resulting in lower net investment income. Conversely, in periods of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, resulting in an increase to our net investment income. In addition, in periods of elevated interest rates, our cost of funds increases, which tends to reduce our net investment income. We can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
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
The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging. In connection with the September 2027 Notes, AUD 2027 Notes, May 2028 Notes, June 2028 Notes, January 2029 Notes, September 2029 Notes, March 2030 Notes, EUR 2031 Notes, and March 2031 Notes which bear interest at fixed rates, we entered into interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. However, unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure.
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
In addition, as a result of rules adopted by U.S. and foreign regulators concerning certain financial contracts, including OTC derivatives, entered into with counterparties that have been designated as global systemically important banking organizations, we may be restricted in our ability to terminate such contracts following the occurrence of certain insolvency-related default events. Transactions with these counterparties, therefore, carry heightened risk in the event that the counterparty defaults on its obligations to us.

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
Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we are not targeting any specific industries, our investments may be focused on relatively few industries. To the extent that we hold large positions in a small number of issuers, or within a particular industry, our net asset value may be subject to greater fluctuation. We may also be more susceptible to any single economic or regulatory occurrence or a downturn in particular industry. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns. For example, as of December 31, 2025, our investments in internet software and services represented 11.6% of our portfolio at fair value. Our investments in internet software and services are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks. In addition, as of December 31, 2025, our investments in healthcare providers and services represented 13.9% of our portfolio at fair value. The U.S. healthcare industry is heavily regulated and our investments in healthcare providers and services are subject to a variety of risks, including, but not limited to, additional or changing government regulations that could increase compliance and other costs of doing business, which may impact the business of such portfolio companies.
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
While the United States has withdrawn from the Paris Agreement, various other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions may expose our business operations, products and products’ portfolio companies to other types of transition risks, such as: (i) political and policy risks, (including changing regulatory incentives, and legal requirements, including with respect to greenhouse gas emissions, that could result in increased costs or changes in business operations), (ii) regulatory and litigation risks, (including changing legal requirements that could result in increased permitting, tax and compliance costs, enhanced disclosure obligations, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change), (iii) technology and market risks, (including declining market for investments in industries seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions), (iv) business trend risks, (including requirements for certain portfolio companies related to capital expenditures, product or service redesigns, and changes to operations and supply chains to meet changing customer expectations, and the increased attention to ESG considerations by our investors, including in connection with their determination of whether to invest), and (v) potential harm to our reputation if our shareholders believe that we are not adequately or appropriately responding to climate change and/or climate risk management, including through the way in which we operate our business, the composition of portfolio, our new investments or the decisions we make to continue to conduct or change our activities in response to climate change considerations.
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
The Class S, Class D and Class I shares may, to the extent permitted or required under the rules and regulations of the SEC, be sold at prices necessary to ensure that shares are not sold at prices per share, after deducting the applicable Upfront Sales Load, that are below our net asset value per share for such class, if our net asset value per share: (i) declines more than 10% from the net asset value per share as of the effective date of the applicable registration statement or (ii) increases to an amount that is greater than the net proceeds per share as stated herein.
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
In the third quarter of 2021, we began offering, and on a quarterly basis, intend to continue offering, to repurchase shares of our common stock on such terms as may be determined by our Board in its complete discretion. Our Board has complete discretion to determine whether we will engage in any share repurchase, and if so, the terms of such repurchase. At the discretion of our Board, we may use cash on hand, cash available from borrowings, and cash from the sale of our investments as of the end of the applicable period to repurchase shares. Economic events affecting the U.S. economy, such as volatility in the financial markets, inflation, higher interest rates or global or national events that are beyond our control, could cause an increased number of shares to be put to us for repurchase. To the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-serve basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law. These limits may prevent us from accommodating all repurchase requests made in any quarter.
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
•adverse publicity about the investment management industry generally or individual scandals specifically;
•a breach of our computer systems, software or networks, or misappropriation of our proprietary information;
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
Distributions on our common stock may exceed our taxable earnings and profits. Therefore, portions of the distributions that we pay may represent a return of capital to you. A return of capital is a return of a portion of your original investment in shares of our common stock. As a result, a return of capital will (i) lower your adjusted tax basis in your shares and thereby increase the amount of capital gain (or decrease the amount of capital loss) realized upon a subsequent sale or redemption of such shares, and (ii) reduce the amount of funds we have for investment in portfolio companies. We have not established any limit on the extent to which we may use offering proceeds to fund distributions.
We may pay our distributions from offering proceeds in anticipation of future cash flow, which may constitute a return of your capital and will lower your adjusted tax basis in your shares, thereby increasing the amount of capital gain (or decreasing the amount of capital loss) realized upon a subsequent sale or redemption of such shares, even if such shares have not increased in value or have, in fact, lost value. Distributions from offering proceeds also could reduce the amount of capital we ultimately have available to invest in portfolio companies.
Our stockholders could receive shares of our common stock as dividends, which could result in adverse tax consequences to them.
Although we currently do not intend to do so, we are permitted to declare a large portion of a dividend in shares of common stock instead of cash at the election of each stockholder. Revenue procedures issued by the IRS allow a publicly offered RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all stockholders is required to be at least 20% of the aggregate declared distribution. The Internal Revenue Service has also issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders could be required to pay income taxes with respect to such dividends in excess of the cash dividends received. It is unclear to what extent we will be able to pay taxable dividends in cash and common stock (whether pursuant to IRS Revenue Procedures, a private letter ruling or otherwise).
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
The indenture offers limited protection to holders of our unsecured notes. The terms of the indenture and the unsecured notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on an investment in the unsecured notes. In particular, the terms of the indenture and the unsecured notes will not place any restrictions on our or our subsidiaries’ ability to:
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
Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the unsecured notes may have important consequences for a holder of the unsecured notes, including making it more difficult for us to satisfy our obligations with respect to the unsecured notes or negatively affecting the trading value of the unsecured notes.
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
The optional redemption provision may materially adversely affect a noteholder’s return on the unsecured notes.
The unsecured notes are redeemable in whole or in part at any time or from time to time at our option. We may choose to redeem the unsecured notes at times when prevailing interest rates are lower than the interest rate paid on the unsecured notes. In this circumstance, a noteholder may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as that of the unsecured notes being redeemed.
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
If an active trading market does not develop for the unsecured notes, noteholders may not be able to resell them.
We do not intend to apply for listing of the unsecured notes on any securities exchange or for quotation of the unsecured notes on any automated dealer quotation system. If no active trading market develops, noteholders may not be able to resell the unsecured notes at their fair market value or at all. If the unsecured notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. We cannot assure noteholders that a liquid trading market will develop for the unsecured notes, that noteholders will be able to sell the unsecured notes at a particular time or that the price noteholders receive when they sell will be favorable. To the extent an active trading market does not develop for the unsecured notes, the liquidity and trading price for the unsecured notes may be harmed. Accordingly, noteholders may be required to bear the financial risk of an investment in the unsecured notes for an indefinite period of time.
Investments in our Australian Debt Issuance Program and GMTN Program may involve significant risks in addition to the risks inherent in U.S. investments.
Investing in our Australian Debt Issuance Program and GMTN Program may expose us and investors to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.
A number of factors may have a negative impact on the value of non-U.S. currencies and the value of the Australian Notes and EUR 2031 Notes based on such currencies.
A number of factors may affect the value of non-U.S. currencies or the U.S. dollar and, in turn, the Australian Notes and EUR 2031 Notes based on such non-U.S. currencies or the U.S. dollar. These factors include:
•Natural or environmental disasters and widespread disease, including public health disruptions, pandemics and epidemics;
•Debt level and trade deficit of the relevant foreign countries;
•Inflation rates of the United States and the relevant foreign countries and investors’ expectations concerning inflation rates;
•Interest rates of the United States and the relevant foreign countries and investors’ expectations concerning interest rates;
•Investment and trading activities of mutual funds, hedge funds and other market participants;
•Global or regional political, economic or financial events and situations;
•Sovereign action to set or restrict currency conversion;
•Monetary policies and other related activities of central banks within the U.S. and other relevant non-U.S. markets;
•Overall growth and performance of the economies of the relevant countries; and
•Non-U.S. financial markets may be closed on a day when U.S. domestic markets are open for trading.
As a result, liquidity and/or pricing may be affected. In periods of financial turmoil, capital can move quickly out of countries or geographic regions that are perceived to be more vulnerable to the effects of the crisis than other countries or geographic regions, with sudden and severely adverse consequences to the currencies of those countries or geographic regions. Each of these factors could have a negative impact on the value of the AUD 2027 Notes and the EUR 2031 Notes. These factors interrelate in complex ways, and the effect of one factor on the value of the AUD 2027 Notes and the EUR 2031 Notes may offset or enhance the effect of another factor. All of these factors are, in turn, sensitive to the monetary, fiscal and trade policies pursued by the relevant countries and those of other countries important to international trade and finance. In addition, information relating to non-U.S. countries or currencies may not be as well-known or as rapidly or thoroughly reported as information regarding the U.S. or the U.S. dollar.

Risks Related to U.S. Federal Income Tax
We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.
Legislative or other actions relating to taxes could have a negative effect on us. The laws pertaining to U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The likelihood of any such legislation being enacted is uncertain. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have adverse tax consequences, such as significantly and negatively affecting our ability to qualify for tax treatment as a RIC or negatively affecting the U.S. federal income tax consequences applicable to us and our investors as a result of such qualification. For example, on July 4, 2025, the United States enacted “An Act to Provide for reconciliation Pursuant to Title II of H. Con. Res. 14” (the “Act”), also known as the “One Big Beautiful Bill,” which includes significant amendments to the Code. The Act did not have a material impact on our consolidated financial statements. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.
We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to maintain our tax treatment as a RIC under subchapter M of the Code.
To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements. See “ITEM 1. BUSINESS — Certain U.S. Federal Income Tax Considerations.”
The Annual Distribution Requirement for a RIC generally will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short term capital gains over realized net long term capital losses. In addition, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M. We would be subject to U.S. federal income tax imposed at regular corporate rates, on retained income and/or gains, including any short term capital gains or long term capital gains. We also must make distributions to satisfy the Excise Tax Avoidance Requirement and avoid a 4% excise tax on certain undistributed income. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay excise taxes and (2) fail to qualify for RIC tax treatment.
The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” (as that term is defined in the Code) or other income derived from the business of investing in stock or securities.
In addition, we are required to satisfy certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, to satisfy these requirements (1) at least 50% of the value of our assets must consist of cash, cash items (including receivables), U.S. government securities, securities of other RICs, and other securities, if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and(2) no more than 25% of the value of our assets may be invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs, of two or more issuers that are controlled by us and which are determined under applicable Treasury regulations, to be engaged in the same or similar or related trades or businesses, or (iii) the securities of certain “qualified publicly traded partnerships (as that term is defined in the Code).” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
If we fail to qualify for or maintain RIC tax treatment for any reason, and certain cure provisions are not applicable, we would be subject to U.S. federal income tax imposed at corporate rates on all of our taxable income (including our net capital gains). We would not be able to deduct distributions to our shareholders, nor would they be required to be made. The resulting taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.
We may invest in certain debt and equity investments through subsidiaries that are classified as corporations for U.S. federal income tax purposes, and the net taxable income of these subsidiaries will be subject to U.S. federal income and state and local taxes imposed at corporate rates. We may invest in certain foreign debt and equity investments, which could be subject to foreign taxes (such as income tax, withholding, and value added taxes).
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
Unrealized appreciation on derivatives, such as foreign currency forward contracts, may be included in taxable income while the receipt of cash may occur in a subsequent period when the related contract expires. Any unrealized depreciation on investments that the foreign currency forward contracts are designed to hedge are not currently deductible for tax purposes. This can result in increased taxable income whereby we may not have sufficient cash to pay distributions or we may opt to retain such taxable income and pay U.S. federal income or excise tax. In such cases we could still rely upon the “spillover provisions” to maintain RIC tax treatment.
We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to U.S. federal income tax imposed at corporate rates.
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
We and our portfolio companies are subject to regulation by laws at the local, state, and federal levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the current U.S. Presidential administration, and new laws, regulations and interpretations could also come into effect. Any new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.
A single political party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. In addition, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, there may be increased challenges to existing agency regulations and it is unclear how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the decision could significantly impact consumer protection, advertising, privacy, AI technologies, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us and our portfolio companies, and may require additional resources to ensure our continued compliance. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.
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
Economic sanction laws in the U.S. and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.
Economic sanction laws in the U.S. and other jurisdictions may restrict or prohibit us or our affiliates from transacting with certain countries, territories, individuals and entities. In the U.S., the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions, which restrict or prohibit, among other things, direct and indirect transactions with, and the provision of services to, certain countries, territories, industry sectors, individuals and entities. These types of sanctions may significantly restrict or completely prohibit lending activities in certain jurisdictions, and violation of any such laws or regulations, may result in significant legal and monetary penalties, as well as reputational damage. OFAC sanctions programs change frequently, which may make it more difficult for us or our affiliates to ensure compliance. Moreover, OFAC enforcement is increasing, which may increase the risk that we become the subject of such actual or threatened enforcement. Sanctions laws and regulations enforced by other countries may conflict with U.S. law such that compliance with both becomes difficult or even impossible.
Additionally, Section 2019 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “ITRA”) amended the Exchange Act to require companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by OFAC during the period covered by the relevant periodic report. In some cases, the ITRA requires companies to disclose these types of transactions even if they were permissible under U.S. law. Companies that currently may be or may have been at the time considered our affiliates, may have from time to time publicly filed and/or provided to us such disclosures. We do not independently verify or participate in the preparation of these disclosures. We are required, either periodically or annually to separately file with the SEC a notice when such activities have been disclosed, and the SEC is required to post such notice of disclosure on its website and send the report to the President and certain U.S. Congressional committees. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business, financial condition and results of operations, and any failure to disclose any such activities as required could additionally result in fines or penalties.
Failure to comply with anti-corruption laws or with regulations regarding the prevention of money laundering or terrorism or national security could adversely affect our business.
We and the Adviser are committed to complying with all applicable anti-corruption and anti-bribery laws. As a result, the Adviser may forgo investment opportunities because of our unwillingness to participate in transactions that may expose us to risks under applicable anti-corruption and anti-bribery laws. Law enforcement agencies in the European Union, the United Kingdom, the United States and elsewhere devote significant resources to enforcement of anti-corruption and anti-bribery laws and regulations. Any failure to comply with anti-corruption and anti-bribery laws and regulations could have serious legal, financial and reputational consequences, including operational disruptions and significant financial penalties.
As part of our responsibility for the prevention of money laundering under applicable laws, we may require detailed verification of a prospective investor’s identity and the source of such prospective investor’s funds. We may from time to time request additional information as may be required for us to satisfy our obligations under these and other laws that may be adopted in the future. Additionally, we may from time to time be obligated to file reports with regulatory authorities in various jurisdictions with regard to, among other things, the identity of our investors and suspicious activities involving investments in us. In the event it is determined that any investor, or any direct or indirect owner of any investor, is a person identified in any of these laws as a prohibited person, or is otherwise engaged in activities of the type prohibited under these laws, we may be obligated, among other actions to be taken, to withhold distributions of any funds otherwise owing to such investor or to cause such investor’s interests to be cancelled or otherwise redeemed (without the payment of any consideration in respect of those interests).
The Bank Secrecy Act of 1970 and the USA PATRIOT Act require that financial institutions (a term that includes banks, broker-dealers and investment companies) establish and maintain compliance programs to guard against money laundering activities. These implementing regulations were amended to include registered investment advisers within scope of financial institutions that will be obliged to adopt stand-alone anti-money laundering programs, though the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) has postponed the effective date of the amendment to January 1, 2028 and announced its intention to revisit the scope and applicability of the amendment to certain asset managers at a future date. Laws or regulations may presently or in the future require us, any of our affiliates or other service providers to establish additional anti-money laundering procedures, to collect information with respect to our products’ investors, to share information with governmental authorities with respect to our products’ investors or to implement additional restrictions on the transfer of the interests. These requirements can lead to increased expenses and exposure to enforcement actions.
Heightened scrutiny of the financial services industry by regulators may materially and adversely affect our business.
The financial services industry has been the subject of heightened scrutiny by regulators around the globe. In particular, the SEC and its staff have focused more narrowly on issues relevant to alternative asset management firms, including by forming specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and employees. In recent periods there have been a number of enforcement actions within the industry, and it is expected that the SEC will continue to pursue enforcement actions against asset managers. The current administration and the current leadership of the SEC have indicated that they intend to not adopt certain proposals or modify or repeal certain regulations perceived as burdensome to private fund advisers, particularly those related to sustainability investing and cybersecurity. This enforcement activity and the evolving regulatory landscape have caused, and could further cause us to reevaluate certain practices and adjust our compliance control function as necessary and appropriate.
The SEC’s recent lists of examination priorities include such items as assessments of investment advisers’ adherence to fiduciary standards of conduct and effectiveness of advisers’ compliance programs, as well as specific priority areas for advisers to private funds, including disclosure of conflicts of interests and risks, and adequacy of policies and procedures; and advisory of alternative investment strategies or complex investment products. The SEC also highlighted its focus on investment advisers that are dually registered as broker-dealers and compliance with newly adopted SEC rules, including Regulations S-ID and S-P. Many firms have received inquiries during examinations or directly from the SEC’s Division of Enforcement regarding various transparency-related topics, including the acceleration of monitoring fees, the allocation of broken-deal expenses, outside business activities of firm principals and employees, group purchasing arrangements, and general conflicts of interest disclosures. While we believe we have made appropriate and timely disclosures regarding the foregoing, the SEC staff may disagree.
Further, the SEC has previously highlighted BDC board oversight and valuation practices as one of its areas of focus in investment adviser examinations and has instituted enforcement actions against advisers for misleading investors about valuation.
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
Credit funds have been the subject of increasing regulatory focus at international and regional levels. To the extent that we are engaged in lending activity, we may be subject to restrictions on our activities and be obliged to comply with regulatory reporting and disclosure requirements. The International Organization of Securities Commissions (“IOSCO”) and the Financial Stability Board (“FSB”) have called on regulators to consider issues arising from the rapid growth in private finance, including in relation to systemic risk, transparency, leverage, liquidity, and conflicts of interest. It is likely that regulators will continue to focus on the credit funds sector and may introduce further regulatory requirements in the future.
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
Blue Owl has implemented an information security governance policy (the “ISG Policy”) governing cybersecurity risk, which is designed to facilitate the protection of sensitive or confidential business, client, investor and any employee information that it stores or processes and the maintenance of critical services and systems. Blue Owl’s cybersecurity program is managed by Blue Owl’s Chief Technology Officer and Head of Technology Infrastructure (together, “Blue Owl IT Management”), who report to Blue Owl’s Chief Operating Officer. Blue Owl IT Management and its team are responsible for implementing proactive and reactive measures, including Blue Owl’s monitoring and alert response processes, vulnerability management, changes made to its critical systems, including software and network changes, and various other technological and administrative safeguards. Blue Owl’s cybersecurity processes and systems are designed to protect against unauthorized access of information through its systems and infrastructure, including by cyber-attacks and Blue Owl’s policy and processes include, as appropriate, encryption, data loss prevention technology, authentication technology, entitlement management, access control, anti-virus and anti-malware software, and transmission of data over private networks. Blue Owl’s processes and systems aim to prevent or mitigate two main types of cybersecurity risk: first, cybersecurity risks associated with its physical and digital devices and infrastructure, and second, cybersecurity risks associated with third parties, such as people and organizations who have access to its devices, infrastructure or confidential or sensitive information. The cybersecurity-control principles that form the basis of Blue Owl’s cybersecurity program are informed by the National Institute of Standards and Technology Cybersecurity Framework.
Blue Owl’s cybersecurity program is periodically reviewed by third parties, including benchmarking to best practices and industry frameworks to help Blue Owl identify areas for continued focus and improvement. Annual penetration testing of its network, including critical systems and systems that store confidential or sensitive information, is conducted with third party consultants and vulnerabilities are reviewed and addressed by Blue Owl IT Management. When Blue Owl engages vendors and other third party partners who will have access to sensitive data or client systems and facilities, its infrastructure technology team assesses their cybersecurity programs and processes.
Blue Owl also provides its employees with cybersecurity awareness training at onboarding and annually. Blue Owl conducts regular phishing tests and provides additional training as appropriate. This assessment is conducted on the basis of, among other factors, the types of services provided and the extent and type of data accessed or processed by a third-party vendor.
Governance and Oversight of Cybersecurity Risks
Blue Owl has developed an incident response framework to identify, assess, manage and report cybersecurity events, which is managed and implemented by Blue Owl’s Cyber Risk Operating Committee (the “C-ROC”), a cross-functional management committee that includes its General Counsel, Global Chief Operating Officer, Chief Compliance Officer and Blue Owl IT Management. The incident response framework determines when the C-ROC should provide notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notifications to different recipient groups, including senior members of Blue Owl's management, Blue Owl's Audit Committee or Blue Owl's Board of Directors. The C-ROC is responsible for gathering information with respect to a cybersecurity incident, assessing its severity and potential responses, as well as communicating with business heads and senior management, as appropriate.
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
Blue Owl’s Global Chief Compliance Officer updates our Board quarterly on actions taken by the C-ROC and Blue Owl’s Chief Technology Officer annually reports to our Board on cybersecurity matters. Such reporting includes updates on Blue Owl’s cybersecurity program, the external threat environment and Blue Owl’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates as appropriate on Blue Owl’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.
Impact of Cybersecurity Risks
In 2025, we did not experience a material cybersecurity incident, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, we describe whether and how future incidents could have a material impact on our business strategy, results of operations or financial condition in “ITEM 1A. Risk Factors - “Cybersecurity risks and cyber data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and damage to our business relationships” and “Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business.”
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

Refer to “Note 9 — Net Assets” to the Company’s consolidated financial statements included in this Annual Report for more information on the Company’s common stock activity.

The following table details the selling commissions, Dealer Manager fees, and shareholder servicing fees for each applicable share class as of December 31, 2025:

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

We have previously incurred, and can be expected to incur in the future, such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may not choose to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A RISK FACTORS – Risks Related to U.S. Federal Income Tax – We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to maintain our tax treatment as a RIC under subchapter M of the Code.”

Distributions

The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears.

On November 4, 2025, the Company’s Board declared a distribution of $0.07010 per share, payable on or before December 31, 2025, January 31, 2026 and February 28, 2026 to shareholders of record as of November 28, 2025, December 31, 2025, and January 30, 2026. The Company’s Board also declared a special distribution to the Company’s shareholders. This special distribution is in addition to those distributions previously declared and announced. This additional distribution, in the amount of $0.01 per share, will be payable on or before January 31, 2026 to shareholders of record as of December 31, 2025.

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

Holders

As of February 24, 2026, there were 44,356, 1,269, and 43,053 holders of record of our Class S, Class D, and Class I common stock, respectively.

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
The following table presents the shares repurchased during the years ended December 31, 2025, 2024, and 2023:

Offer Date	Class	Tender Offer Expiration	Tender Offer (in thousands)	Purchase Price per Share	Shares Repurchased

February 28, 2023	S	March 31, 2023	$21,643	$9.21	2,349,994
February 28, 2023	D	March 31, 2023	$3,453	$9.22	374,566
February 28, 2023	I	March 31, 2023	$68,023	$9.24	7,361,842
May 31, 2023	S	June 30, 2023	$16,367	$9.28	1,763,641
May 31, 2023	D	June 30, 2023	$13,809	$9.29	1,486,423
May 31, 2023	I	June 30, 2023	$46,072	$9.31	4,948,651
August 24, 2023	S	September 30, 2023	$14,790	$9.40	1,573,405
August 24, 2023	D	September 30, 2023	$12,978	$9.41	1,379,185
August 24, 2023	I	September 30, 2023	$76,140	$9.43	8,074,185
November 27, 2023	S	December 31, 2023	$22,998	$9.48	2,425,971
November 27, 2023	D	December 31, 2023	$3,817	$9.49	402,243
November 27, 2023	I	December 31, 2023	$87,172	$9.50	9,176,044
February 27, 2024	S	March 31, 2024	$33,826	$9.50	3,560,660
February 27, 2024	D	March 31, 2024	$26,354	$9.51	2,771,164
February 27, 2024	I	March 31, 2024	$81,994	$9.53	8,603,765
May 24, 2024	S	June 28, 2024	$50,529	$9.53	5,302,035
May 24, 2024	D	June 28, 2024	$3,558	$9.55	372,544
May 24, 2024	I	June 28, 2024	$97,737	$9.56	10,223,527
August 30, 2024	S	September 30, 2024	$46,534	$9.55	4,872,698
August 30, 2024	D	September 30, 2024	$2,153	$9.56	225,274
August 30, 2024	I	September 30, 2024	$102,943	$9.57	10,756,911
November 26, 2024	S	December 31, 2024	$54,850	$9.54	5,749,465
November 26, 2024	D	December 31, 2024	$8,863	$9.55	928,082
November 26, 2024	I	December 31, 2024	$129,643	$9.57	13,546,800
February 26, 2025	S	March 31, 2025	$53,498	$9.46	5,655,204
February 26, 2025	D	March 31, 2025	$1,912	$9.47	201,862
February 26, 2025	I	March 31, 2025	$148,539	$9.49	15,652,202
May 23, 2025	S	June 30, 2025	$107,562	$9.42	11,418,472
May 23, 2025	D	June 30, 2025	$19,164	$9.43	2,032,236
May 23, 2025	I	June 30, 2025	$337,475	$9.45	35,711,561
August 26, 2025	S	September 30, 2025	$81,852	$9.38	8,726,178
August 26, 2025	D	September 30, 2025	$19,255	$9.39	2,050,666
August 26, 2025	I	September 30, 2025	$216,956	$9.41	23,055,892
November 26, 2025	S	December 31, 2025	$250,619	$9.32	26,890,849
November 26, 2025	D	December 31, 2025	$45,980	$9.33	4,928,158
November 26, 2025	I	December 31, 2025	$712,533	$9.34	76,288,389
Senior Securities
Information about our senior securities is shown in the following table as of the end of the fiscal years ended December 31, 2025, 2024, 2023, 2022, 2021, and 2020.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)

Promissory Note(5)
December 31, 2025	$—	$—	$—	N/A
December 31, 2024	$—	$—	$—	N/A
December 31, 2023	$—	$—	$—	N/A
December 31, 2022	$—	$—	$—	N/A
December 31, 2021	$—	$—	$—	N/A
December 31, 2020	$10.0	$2,226.8	$—	N/A
SPV Asset Facility I
December 31, 2025	$238.6	$2,225.2	$—	N/A
December 31, 2024	$300.0	$2,094.8	$—	N/A
December 31, 2023	$475.0	$2,085.2	$—	N/A
December 31, 2022	$440.4	$1,927.2	$—	N/A
December 31, 2021	$301.3	$1,998.5	$—	N/A
SPV Asset Facility II
December 31, 2025	$932.0	$2,225.2	$—	N/A
December 31, 2024	$920.0	$2,094.8	$—	N/A
December 31, 2023	$1,718.0	$2,085.2	$—	N/A
December 31, 2022	$1,538.0	$1,927.2	$—	N/A
December 31, 2021	$446.0	$1,998.5	$—	N/A
SPV Asset Facility III
December 31, 2025	$1,233.5	$2,225.2	$—	N/A
December 31, 2024	$971.9	$2,094.8	$—	N/A
December 31, 2023	$522.0	$2,085.2	$—	N/A
December 31, 2022	$555.0	$1,927.2	$—	N/A
SPV Asset Facility IV
December 31, 2025	$175.0	$2,225.2	$—	N/A
December 31, 2024	$355.0	$2,094.8	$—	N/A
December 31, 2023	$250.0	$2,085.2	$—	N/A
December 31, 2022	$465.0	$1,927.2	$—	N/A
SPV Asset Facility V
December 31, 2025	$606.3	$2,225.2	$—	N/A
December 31, 2024	$250.0	$2,094.8	$—	N/A
December 31, 2023	$200.0	$2,085.2	$—	N/A
SPV Asset Facility VI
December 31, 2025	$646.0	$2,225.2	$—	N/A
December 31, 2024	$350.0	$2,094.8	$—	N/A
December 31, 2023	$160.0	$2,085.2	$—	N/A
SPV Asset Facility VII
December 31, 2025	$463.6	$2,225.2	$—	N/A
December 31, 2024	$165.9	$2,094.8	$—	N/A
SPV Asset Facility VIII
December 31, 2025	$587.5	$2,225.2	$—	N/A
December 31, 2024	$200.0	$2,094.8	$—	N/A
SPV Asset Facility IX
December 31, 2025	$230.0	$2,225.2	$—	N/A
SPV Asset Facility X
December 31, 2025	$—	$2,225.2	$—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)

CLO VIII
December 31, 2025	$375.0	$2,225.2	$—	N/A
December 31, 2024	$290.0	$2,094.8	$—	N/A
December 31, 2023	$290.0	$2,085.2	$—	N/A
December 31, 2022	$290.0	$1,927.2	$—	N/A
CLO XI
December 31, 2025	$260.0	$2,225.2	$—	N/A
December 31, 2024	$260.0	$2,094.8	$—	N/A
December 31, 2023	$260.0	$2,085.2	$—	N/A
CLO XII(7)
December 31, 2025	$—	$2,225.2	$—	N/A
December 31, 2024	$260.0	$2,094.8	$—	N/A
December 31, 2023	$260.0	$2,085.2	$—	N/A
CLO XV
December 31, 2025	$312.0	$2,225.2	$—	N/A
December 31, 2024	$312.0	$2,094.8	$—	N/A
CLO XVI
December 31, 2025	$420.0	$2,225.2	$—	N/A
December 31, 2024	$420.0	$2,094.8	$—	N/A
CLO XVII
December 31, 2025	$325.0	$2,225.2	$—	N/A
December 31, 2024	$325.0	$2,094.8	$—	N/A
CLO XVIII
December 31, 2025	$260.0	$2,225.2	$—	N/A
December 31, 2024	$260.0	$2,094.8	$—	N/A
CLO XIX
December 31, 2025	$260.0	$2,225.2	$—	N/A
December 31, 2024	$260.0	$2,094.8	$—	N/A
CLO XXII
December 31, 2025	$737.5	$2,225.2	$—	N/A
Revolving Credit Facility
December 31, 2025	$995.3	$2,225.2	$—	N/A
December 31, 2024	$1,335.0	$2,094.8	$—	N/A
December 31, 2023	$628.1	$2,085.2	$—	N/A
December 31, 2022	$302.3	$1,927.2	$—	N/A
December 31, 2021	$451.2	$1,998.5	$—	N/A
September 2026 Notes
December 31, 2025	$350.0	$2,225.2	$—	N/A
December 31, 2024	$350.0	$2,094.8	$—	N/A
December 31, 2023	$350.0	$2,085.2	$—	N/A
December 31, 2022	$350.0	$1,927.2	$—	N/A
December 31, 2021	$350.0	$1,998.5	$—	N/A
February 2027 Notes
December 31, 2025	$500.0	$2,225.2	$—	N/A
December 31, 2024	$500.0	$2,094.8	$—	N/A
December 31, 2023	$500.0	$2,085.2	$—	N/A
December 31, 2022	$500.0	$1,927.2	$—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)

September 2027 Notes
December 31, 2025	$600.0	$2,225.2	$—	N/A
December 31, 2024	$600.0	$2,094.8	$—	N/A
December 31, 2023	$600.0	$2,085.2	$—	N/A
December 31, 2022	$600.0	$1,927.2	$—	N/A
AUD 2027 Notes
December 31, 2025	$300.8	$2,225.2	$—	N/A
December 31, 2024	$295.5	$2,094.8	$—	N/A
May 2028 Notes
December 31, 2025	$500.0	$2,225.2	$—	N/A
June 2028 Notes
December 31, 2025	$650.0	$2,225.2	$—	N/A
December 31, 2024	$650.0	$2,094.8	$—	N/A
December 31, 2023	$650.0	$2,085.2	$—	N/A
March 2025 Notes(6)
December 31, 2025	$—	$—	$—	N/A
December 31, 2024	$500.0	$2,094.8	$—	N/A
December 31, 2023	$500.0	$2,085.2	$—	N/A
December 31, 2022	$500.0	$1,927.2	$—	N/A
January 2029 Notes
December 31, 2025	$550.0	$2,225.2	$—	N/A
December 31, 2024	$550.0	$2,094.8	$—	N/A
December 31, 2023	$550.0	$2,085.2	$—	N/A
September 2029 Notes
December 31, 2025	$900.0	$2,225.2	$—	N/A
December 31, 2024	$500.0	$2,094.8	$—	N/A
March 2030 Notes
December 31, 2025	$1,000.0	$2,225.2	$—	N/A
December 31, 2024	$1,000.0	$2,094.8	$—	N/A
EUR 2031 Notes
December 31, 2025	$587.2	$2,225.2	$—	N/A
March 2031 Notes
December 31, 2025	$750.0	$2,225.2	$—	N/A
December 31, 2024	$750.0	$2,094.8	$—	N/A

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
Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “Item 8. Financial Statements and Supplementary Data”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Credit Income Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in “Item 1A. Risk Factors.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Annual Report. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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

We are managed by our Adviser. Our Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform. Our Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the overall supervision of our Board, our Adviser manages our day-to-day operations, and provides investment advisory and management services, to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. Our Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.
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
Since meeting the minimum offering requirement and commencing our continuous public offering through December 31, 2025, we have issued 711,941,000 shares of Class S common stock, 105,882,972 shares of Class D common stock, and 1,470,414,548 shares of Class I common stock for gross proceeds, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, of $6.74 billion, $0.99 billion, and $13.83 billion, respectively, including $1,000 of seed capital contributed by our Adviser in September 2020, approximately $25.0 million in gross proceeds raised from an entity affiliated with the Adviser, and 162,241,493 shares of our Class I common stock issued in a private placement issued to feeder vehicles primarily created to hold our Class I shares for gross proceeds of approximately $1.53 billion. The Adviser, the entity affiliated with the Adviser, and their permitted assignees may not engage in any transaction that would result in the effective economic disposition of the Class I shares.
The Adviser also serves as investment adviser to OBDC and OBDC II.
Blue Owl consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms and (3) Real Assets, which primarily focuses on the strategies of net lease real estate, real estate credit and digital infrastructure, which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. The Adviser is part of the direct lending strategy of Blue Owl’s Credit platform which focuses on lending to primarily upper-middle market companies, both private equity-sponsored and non-sponsored, and provides a range of customized financing solutions across debt and equity-related instruments. In addition to the Adviser, Blue Owl’s Credit platform’s direct lending strategy is comprised of Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OTCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which also are registered investment advisers. As of December 31, 2025, the Adviser and its affiliates had $157.76 billion of assets under management across Blue Owl’s Credit platform.
The management of our investment portfolio is the responsibility of the Adviser and the Diversified Lending Investment Committee. The Investment Team is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s direct lending investment committees. Blue Owl’s four direct lending investment committees focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s direct lending investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Matthias Ederer, Patrick Linnemann, Meenal Mehta and Logan Nicholson. We consider the individuals on the Diversified Lending Investment Committee to be our portfolio managers. The Investment Team, under the Diversified Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis.
The Diversified Lending Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Diversified Lending Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which certain investments may be made or sold consistent with our investment objective), structures financings and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Diversified Lending Investment Committee. Follow-on investments in existing portfolio companies may require the Diversified Lending Investment Committee's approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Diversified Lending Investment Committee. The compensation packages of Diversified Lending Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
In addition, we and the Adviser have entered into a dealer manager agreement with Blue Owl Securities and certain participating broker dealers to solicit capital.
We may be prohibited under the Investment Company Act of 1940, as amended (the “1940 Act”) from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (the “Order”) to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board.
The Blue Owl Credit Advisers’ investment allocation policies seek to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the business development companies (“BDCs”), interval fund, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that avail themselves of the Order. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products.
We have elected to be regulated as a BDC under the 1940 Act and intend to elect to be taxed as a regulated investment company (“RIC”) for U.S. federal income tax purposes. As a result, we are required to comply with various statutory and regulatory requirements, such as:

•the requirement to invest at least 70% of our assets in “qualifying assets”, as such term is defined in the 1940 Act;
•source of income limitations;
•asset diversification requirements; and
•the requirement to distribute (or be treated as distributing) in each taxable year at least the sum of (i) 90% of our investment company taxable income and (ii) 90% of our tax-exempt interest for that taxable year.
Our Investment Framework

Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies. Since our Adviser and its affiliates began investment activities in April 2016 through December 31, 2025, our Adviser and its affiliates have originated $187.04 billion aggregate principal amount of investments, of which $182.92 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. We may hold our investments directly or through specialty financing portfolio companies and joint ventures. Except for our specialty financing company investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder. We intend, under normal circumstances, to invest directly, or indirectly through our investments in OCIC SLF LLC (f/k/a Blue Owl Credit Income Senior Loan Fund) (“OCIC SLF”) and Blue Owl Credit SLF LLC (“Credit SLF”) or any similarly situated companies, at least 80% of the value of our total assets in credit investments. We define “credit” to mean debt investments made in exchange for regular interest payments.

In general we define “middle market companies” to mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $25 million and $500 million annually and/or annual revenue of $125 million to $5 billion at the time of investment. Within this space, we predominantly focus on investing in upper middle market businesses, where we can structure larger transactions, which we believe to be more resilient and of greater strategic significance. We categorize “upper middle market” companies as those generating $50 million or more of EBITDA annually. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. We note that over time, the average EBITDA of companies in our portfolio has grown significantly as the scale of private market solutions has grown. Across our investments, we typically seek to be senior in the capital structure, targeting a loan-to-value ratio (the amount of outstanding debt as a percentage of the value of the company) of 50% or below on average, which may provide a level of downside protection and help preserve capital.

We expect that our portfolio composition will be comprised predominantly of directly originated debt and income producing securities, with a lesser allocation to equity or equity-linked opportunities, including publicly traded debt instruments, which we may hold directly or through specialty purpose vehicles and joint ventures. These investments may include high-yield bonds, which are often referred to as “junk bonds”, and broadly syndicated loans. In addition, we may invest a portion of our portfolio in opportunistic investments and publicly traded debt investments, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These types of investments are intended to supplement our core strategy and further enhance returns to our shareholders. These investments may include high-yield bonds and broadly-syndicated loans, including “covenant lite” loans and other publicly traded debt instruments, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than those of middle market companies, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans, structured products, asset-based solutions or other forms of specialty finance, which may include, but is not limited to, investments such as life settlements, royalty interests and equipment finance. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.

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

We target portfolio companies where we can structure larger transactions that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio). As of December 31, 2025, our average investment size in each of our portfolio companies was approximately $97.1 million based on fair value. The investment size will vary with the size of our capital base and market conditions. As of December 31, 2025, excluding the investment in OCIC SLF, Credit SLF and certain investments that fall outside our typical borrower profile, our portfolio companies representing 93.8% of our total debt portfolio based on fair value, had weighted average annual revenue of $1.23 billion, weighted average annual EBITDA of $296.7 million, an average interest coverage of 2.1x and an average net loan-to-value of 39.7%.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of December 31, 2025, 98.2% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

Our investment portfolio consists primarily of floating rate loans, and our credit facilities bear interest at floating rates. Macro trends in base interest rates like SOFR and any other alternative reference rates may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments vary in size, our results in any given period, including the interest rate on investments that may be sold or repaid in a period compared to the interest rate of new investments made during that period, often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends. Generally, because our portfolio consists primarily of floating rate loans, we expect our earnings to benefit from a prolonged higher rate environment.

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
•U.S. federal, state and local taxes;
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

Limited Availability of Capital for Middle Market Companies. The middle market is a large addressable market. According to GE Capital’s National Center for the Middle Market Year-End 2025 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1.00 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that regulatory and structural factors, industry consolidation and general risk aversion, limit the amount of traditional financing available to U.S. middle market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there are a lack of market participants that are willing to hold meaningful amounts of certain middle market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle market, present an attractive opportunity to invest in middle market companies.

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

Secular Trends Supporting Growth for Private Credit. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by uncertainty regarding inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public loan markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, larger, higher quality credits that have traditionally been issuers in the syndicated loan and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. This has driven substantial growth in direct lending portfolio companies over time. Given the dynamics mentioned above, we believe this trend is poised to continue and that the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2025, will continue to serve as a tailwind to the space.

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

Attractive Opportunities in Investments in Loans. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, equity and equity-related securities. We believe that opportunities in senior secured loans are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. We believe that debt issues with floating interest rates offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are secured by the issuer’s assets, which may provide protection in the event of a default.

Portfolio and Investment Activity
Our business is impacted by conditions in the financial markets and economic conditions in the United States, and to a lesser extent, globally.
In spite of recent elevated volatility, during the fourth quarter of 2025, global equity and debt markets saw appreciation, with U.S. equity indices reaching new all-time highs while credit spreads remained relatively tight. The 10-year Treasury yield ended the quarter approximately flat quarter over quarter and down approximately 40 basis points from the beginning of the year, and the Federal Reserve cut the federal funds rate by an additional 50 basis points during the fourth quarter following a 25 basis point cut in September 2025.

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

Our technology portfolio is managed by 40 dedicated investment professionals who assess the risks and opportunities of our prospective and existing investments, which has included those related to AI, for many years. Our approach focuses on large-scale, market-leading companies that provide mission-critical solutions with high switching costs, which we believe makes our software portfolio defensible. In the quarter ended December 31, 2025, borrowers in our software portfolio saw revenue and EBITDA growth of 10% and 16%, respectively. We also believe our healthcare investment portfolio is well-positioned, with an emphasis on large, market-leading businesses and low loan-to-values, and healthcare investments delivering 11% revenue growth and 10% EBITDA growth on average over the past year.

We have also leveraged Blue Owl’s expanded capabilities in alternative and asset-based credit, as well as digital infrastructure, to access attractive risk-adjusted opportunities and accretive, non-correlated returns.

Blue Owl serves as the lead, co-lead or administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers have a weighted average EBITDA of approximately $296.7 million (up from approximately $166.7 million in 2021) and average revenue of approximately $1.23 billion (up from approximately $756.2 million in 2021) and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl’s direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1.00 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection and provide customized flexible solutions. The average hold size of Blue Owl’s direct lending strategy’s new investments is approximately $350.0 million (up from approximately $200.0 million in 2021) and average total new deal size is $1.50 billion (up from approximately $600.0 million in 2021).
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

Although we marked down some of the positions on our watch list, across the portfolio we are not seeing a meaningful increase in amendment activity, requests for increased revolver borrowings, missed payments or other signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, such as lower base rates and tighter credit spreads, which could have a negative impact on our future results.
We also continue to leverage the expanding role that private lenders are being asked to play in the broader credit markets to evaluate cross-platform opportunities including strategic equity and accretive joint venture investments that have cash flow and credit profiles that provide consistent income. We continue to invest in OCIC SLF, Credit SLF, Blue Owl Leasing and in specialty financing portfolio companies, including Fifth Season, LSI Financing DAC, LSI Financing LLC, Wingspire, BOCSO and Amergin AssetCo. In the future we may invest through additional specialty finance portfolio companies, joint ventures, partnerships or other special purpose vehicles. See “Specialty Financing Portfolio Companies” and “Joint Ventures.” These companies may use our capital to support acquisitions which could continue to lead to increased dividend income supported by well-diversified underlying portfolios. We view these companies as a complement to our lending strategy and expect them to help offset rate and spread volatility and support net asset value growth. These companies have strong underlying diversification and generate predictable income streams.

As of December 31, 2025, based on fair value, our portfolio consisted of 88.0% first lien senior secured debt investments (of which 40.5% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 4.2% second-lien senior secured debt investments, 1.3% unsecured debt investments, 0.4% specialty finance debt investments, 1.0% joint ventures, 1.4% preferred equity investments, 2.5% specialty finance equity investments, and 1.2% common equity investments.

As of December 31, 2025, our weighted average total yield of the portfolio at fair value and amortized cost was 8.9% and 8.9%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 9.1% and 9.1%, respectively. Refer to our weighted average yields and interest rates table for more information on our calculation of weighted average yields. As of December 31, 2025, the weighted average spread of total debt investments was 4.9%.

As of December 31, 2025 we had investments in 370 portfolio companies with an aggregate fair value of $35.92 billion. As of December 31, 2025, we had net leverage of 0.76x debt-to-equity and we target net leverage of 0.90x-1.25x debt-to-equity.

Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated):

	For the Years Ended December 31,
($ in thousands)	2025	2024
New investment commitments
Gross originations	$23,508,003	$23,117,640
Less: Sell downs	(69,866)	(148,413)
Total new investment commitments	$23,438,137	$22,969,227
Principal amount of new investments funded:
First-lien senior secured debt investments	$16,897,193	$18,760,174
Second-lien senior secured debt investments	882,674	188,726
Unsecured debt investments	143,432	169,117
Specialty finance debt investments	41,548	22,078
Joint ventures	89,934	57,639
Preferred equity investments	124,684	1,858
Common equity investments	159,281	551
Specialty finance equity investments	420,562	512,924
Total principal amount of new investments funded	$18,759,308	$19,713,067

Drawdowns (Repayments) on revolvers and delayed draw term loans, net	$1,948,264

Principal amount of investments sold or repaid:
First-lien senior secured debt investments(1)	$(10,807,732)	$(9,204,125)
Second-lien senior secured debt investments	(218,443)	(566,746)
Unsecured debt investments	(169,463)	—
Specialty finance debt investments	(1,363)	(40,000)
Preferred equity investments	(49,547)	(189,501)
Common equity investments	(21,245)	(3,394)
Specialty finance equity investments	(214,966)	(132,344)
Total principal amount of investments sold or repaid	$(11,482,759)	$(10,136,110)
Number of new investment commitments in new portfolio companies(2)	164	114
Average new investment commitment amount in new portfolio companies	79,096	87,928
Weighted average term for new investment commitments (in years)	4.5	6.1
Percentage of new debt investment commitments at floating rates	99.8%	100.0%
Percentage of new debt investment commitments at fixed rates	0.2%	—%
Weighted average interest rate of new debt investment commitments(3)	8.4%	9.4%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	4.5%	4.7%

(1)Includes scheduled paydowns.
(2)Number of new investment commitments represents commitments to a particular portfolio company.
(3)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 3.65% and 4.31% as of December 31, 2025 and 2024, respectively.

Investments at fair value and amortized cost consisted of the below as of the following periods:

	December 31, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$31,727,075	$31,597,264	$23,613,397	$23,574,406
Second-lien senior secured debt investments	1,554,896	1,500,498	802,519	767,392
Unsecured debt investments	463,745	479,850	447,930	440,633
Specialty finance debt investments	134,800	134,800	90,431	90,736
Preferred equity investments	508,942	496,312	363,096	359,901
Common equity investments	370,541	435,238	198,899	244,492
Specialty finance equity investments	814,147	900,635	548,315	585,431
Joint ventures	409,012	374,351	319,078	315,903
Total Investments	$35,983,158	$35,918,948	$26,383,665	$26,378,894

(1)We consider 40.5% and 38.5% of first-lien senior secured debt investments to be unitranche loans as of December 31, 2025 and 2024, respectively.

The table below describes investments by industry composition based on fair value as of the following periods:

	December 31, 2025	December 31, 2024
Advertising and media	1.3%	1.8%
Aerospace and defense	0.9	0.8
Asset based lending and fund finance(1)	1.5	1.1
Automotive services	2.1	0.7
Automotive aftermarket	0.0	0.1
Buildings and real estate	2.9	2.6
Business services	3.9	6.0
Chemicals	2.1	2.9
Consumer products	1.6	1.5
Containers and packaging	2.7	2.4
Distribution	2.5	2.3
Education	0.6	0.9
Energy equipment and services	0.2	0.3
Financial services	6.5	5.1
Food and beverage	4.7	6.3
Healthcare equipment and services	7.0	6.0
Healthcare providers and services	13.9	12.0
Healthcare technology	5.6	5.7
Household products	1.5	1.3
Human resource support services	0.7	0.8
Infrastructure and environmental services	2.3	1.5
Insurance(2)	8.8	9.4
Internet software and services	11.6	11.6
Joint ventures(3)	1.0	1.2
Leisure and entertainment	2.8	3.0
Manufacturing	2.0	3.5
Pharmaceuticals(4)	1.4	1.1
Professional services	4.8	4.6
Specialty retail	0.9	1.8
Telecommunications	1.7	1.1
Transportation	0.5	0.6
Total	100.0%	100.0%

(1)Includes investments in Amergin AssetCo, BOCSO and Wingspire. See below, within “Note 3 — Agreements and Related Party Transactions” to our consolidated financial statements included in this Annual Report for more information regarding Amergin AssetCo, BOCSO and Wingspire.
(2)Includes equity investment in Fifth Season. See below, within “Note 3 — Agreements and Related Party Transactions” to our consolidated financial statements included in this Annual Report for more information regarding Fifth Season.
(3)Includes equity investments in OCIC SLF, Credit SLF and Blue Owl Leasing. See below, within “Note 4 — Investments” to our consolidated financial statements included in this Annual Report for additional details on OCIC SLF, Credit SLF and Blue Owl Leasing.
(4)Includes equity investments in LSI Financing DAC and LSI Financing LLC. See below, within “Note 3 — Agreements and Related Party Transactions” to our consolidated financial statements included in this Annual Report for more information regarding LSI Financing DAC and LSI Financing LLC.

The table below describes investments by geographic composition based on fair value as of the following periods:

	December 31, 2025	December 31, 2024
United States:
Midwest	17.5%	20.6%
Northeast	21.9	20.1
South	32.8	32.7
West	19.2	16.2
International	8.6	10.4
Total	100.0%	100.0%

The table below describes the weighted average yields and interest rates of our investments based on fair value as of the following periods:

	December 31, 2025	December 31, 2024
Weighted average total yield of portfolio(1)	8.9%	9.9%
Weighted average total yield of debt and income producing securities(1)	9.1%	10.0%
Weighted average interest rate of debt securities	8.7%	9.7%
Weighted average spread over base rate of all floating rate investments	5.0%	5.2%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	December 31, 2025		December 31, 2024
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$3,024,891	8.4%	$1,507,477	5.7%
2	30,964,900	86.2	23,692,115	89.8
3	1,802,851	5.0	1,147,787	4.4
4	102,729	0.3	—	—
5	23,577	0.1	31,515	0.1
Total	$35,918,948	100.0%	$26,378,894	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of the following periods:

	December 31, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$33,679,609	99.4%	$24,911,661	99.8%
Non-accrual	200,907	0.6	42,616	0.2
Total	$33,880,516	100.0%	$24,954,277	100.0%

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

Specialty Finance Portfolio Companies

Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management, LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of December 31, 2025, our commitment to Amergin AssetCo is $229.5 million, of which $94.7 million is equity and $134.8 million is debt. As of December 31, 2025, the fair value of our investment in Amergin AssetCo was $216.2 million. As of December 31, 2025, the fair value of our investment in Amergin Asset Management, LLC was $2.1 million. We do not consolidate our equity interest in Amergin AssetCo or Amergin Asset Management, LLC.

BOCSO was formed to hold alternative credit assets, including ABF. ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of December 31, 2025, the portfolio consists of three investments totaling $0.5 billion at cost and fair value, respectively, and ranging in cost from $24.8 million to $304.4 million and with fair value ranging from $24.8 million to $303.9 million. The largest investment is 62.0% of the total cost of BOCSO’s portfolio. As of December 31, 2025, the portfolio asset class composition was 62% ABF — Specialty finance, 33.0% ABF — Leasing, and 5.0% ABF — Commercial Real Estate. We do not consolidate our equity interest in BOCSO.

Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity commitment to Fifth Season. As of December 31, 2025, the fair value of our investment in Fifth Season was $345.0 million. We do not consolidate our equity interest in Fifth Season.

LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial equity commitment to LSI Financing DAC. As of December 31, 2025, fair value of our investment in LSI Financing DAC is $4.1 million. We do not consolidate our equity interest in LSI Financing DAC.

LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by us pursuant to the Investment Advisory Agreement equal to our pro rata amount of such consulting fee. On November 25, 2024, we made an initial equity commitment to LSI Financing LLC. As of December 31, 2025, the fair value of our investment in LSI Financing LLC is $321.1 million and our total commitment is $415.9 million. We do not consolidate our equity interest in LSI Financing LLC.

Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle-market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic/bridge financings. Wingspire conducts its business through an indirectly owned subsidiary, Wingspire Capital LLC. On November 7, 2025, we made an initial equity commitment to Wingspire. As of December 31, 2025, the fair value of our investment in Wingspire is $10.2 million and our total commitment is $45.0 million. We do not consolidate our equity interest in Wingspire.
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
Refer to Exhibit 99.2 for the OCIC SLF’s Supplemental Financial Information.
On May 6, 2024, Credit SLF, a Delaware limited liability company, was formed as a joint venture between the Credit SLF Members. The Credit SLF Members co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. Our investment in Credit SLF is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our non-controlling interest in Credit SLF.
Refer to Exhibit 99.3 for the Credit SLF’s Supplemental Financial Information.
On June 30, 2025, Blue Owl Leasing, a Delaware limited liability company, was formed as a joint venture between the Blue Owl Leasing Members. The Blue Owl Leasing Members co-manage Blue Owl Leasing. Blue Owl Leasing’s principal purpose is to make investments in leases and loans. Investment decisions must be approved by Blue Owl Leasing. Our investment in Blue Owl Leasing is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our non-controlling interest in Blue Owl Leasing.
Refer to Exhibit 99.4 for the Blue Owl Leasing’s Supplemental Financial Information.
Results of Operations
For a discussion of our results for the year ended December 31, 2024, compared to the year ended December 31, 2023, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, filed with the SEC on March 4, 2025, which is incorporated herein by reference.

The following table represents the operating results for the following periods:

	For the Years Ended December 31,
($ in thousands)	2025	2024	$ Change
Total Investment Income	$3,149,487	$2,565,001	$584,486
Less: Operating Expenses	1,521,786	1,201,126	320,660
Net Investment Income (Loss) Before Taxes	1,627,701	1,363,875	263,826
Less: Income taxes, including excise taxes	1,780	8,998	(7,218)
Net Investment Income (Loss) After Taxes	1,625,921	1,354,877	271,044
Net change in unrealized gain (loss)	(94,253)	(69,591)	(24,662)
Net realized gain (loss)	(211,326)	(18,566)	(192,760)
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,320,342	$1,266,720	$53,622
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of investment originations and exit activity, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the year ended December 31, 2025, our net asset value per share decreased, primarily driven by realized losses, decreases in the fair value of certain debt investments, and dividends paid in excess of earnings. For the year ended December 31, 2024, our net asset value per share increased, primarily driven by earnings in excess of dividends paid.
Investment Income
The following table represents investment income for the following periods:

	For the Years Ended December 31,
($ in thousands)	2025	2024	$ Change
Investment income
Interest income	$2,818,493	$2,263,620	$554,873
PIK interest income	127,784	120,121	7,663
Dividend income	97,935	95,739	2,196
PIK dividend income	57,363	54,205	3,158
Other income	47,912	31,316	16,596
Total Investment Income	$3,149,487	$2,565,001	$584,486

For the Year ended December 31, 2025 and 2024

Investment income increased to $3.15 billion for the year ended December 31, 2025 from $2.57 billion for the same period in the prior year primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $25.18 billion as of December 31, 2024 to $34.24 billion as of December 31, 2025, partially offset by a decrease in base interest rates. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Income generated from these fees decreased to $45.3 million for the year ended December 31, 2025 from $110.0 million for the year ended December 31, 2024, due to slower refinancing activity. For the year ended December 31, 2025, PIK interest and PIK dividend income earned was $127.8 million and $57.3 million, respectively. PIK interest and PIK dividend income represented approximately 4.1% and 1.8% of total investment income for the year ended December 31, 2025, respectively. For the year ended December 31, 2024, PIK interest and PIK dividend income earned was $120.1 million and $54.2 million, respectively. PIK interest and PIK dividend income represented approximately 4.7% and 2.1% of total investment income for the year ended December 31, 2024, respectively. Other income increased period-over-period due to an increase in unfunded investment commitment fees and incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing or as a result of episodic amendments made to the terms of our existing debt investments. Included in investment income is dividend income which includes income earned primarily from our controlled, affiliated equity investments. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

Expenses
The following table represents expenses for the following periods:

	For the Years Ended December 31,
($ in thousands)	2025	2024	$ Change
Offering costs	$5,067	$4,062	$1,005
Interest expense	973,473	800,964	172,509
Management fees, net(1)	214,977	141,691	73,286
Performance based incentive fees	232,163	184,617	47,546
Professional fees	25,532	19,930	5,602
Directors’ fees	1,652	1,286	366
Shareholder servicing fees	51,588	36,324	15,264
Other general and administrative	17,334	12,252	5,082
Total operating expenses	$1,521,786	$1,201,126	$320,660

(1)Refer to “Note 3 — Agreements and Related Party Transactions” to our consolidated financial statements included in this Annual Report for additional details on management fee waiver.

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the Year Ended December 31, 2025 and 2024

Total operating expenses increased to $1.52 billion for the year ended December 31, 2025 from $1.20 billion for the same period in the prior year primarily due to increases in management fees, incentive fees and interest expense. The increase in management fees was driven by growth in our net asset value. The increase in incentive fees was due to higher pre-incentive fee net investment income earned during the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in interest expense was driven by an increase in average daily borrowings to $13.88 billion from $10.08 billion period over period, partially offset by a decrease in the average interest rate to 6.6% from 7.4% period over period. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least the sum of (i) 90% of our investment company taxable income, as defined by the Code, and (ii) 90% of our net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes as corporate tax rates.
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
For the year ended December 31, 2025 and 2024 we recorded U.S. federal excise tax of $1.8 million and $9.0 million, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the year ended December 31, 2025, we recorded a net tax benefit of approximately $30 thousand for taxable subsidiaries. For the year ended December 31, 2024, we recorded a net tax benefit of approximately $3 thousand for taxable subsidiaries.
We recorded a net deferred tax liability of $1.6 million as of December 31, 2025 and net deferred tax asset of $915 thousand as of December 31, 2024 for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests.

Net Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The below table represents the net unrealized gains (losses) on our investment portfolio for the following periods:

	For the Years Ended December 31,
($ in thousands)	2025	2024	$ Change
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(146,440)	$(84,649)	$(61,791)
Non-controlled, affiliated investments	(196)	(6,093)	5,897
Controlled, affiliated investments	15,807	20,728	(4,921)
Translation of assets and liabilities in foreign currencies	37,298	1,339	35,959
Income tax (provision) benefit	(722)	(916)	194
Net change in unrealized gain (loss)	$(94,253)	$(69,591)	$(24,662)
For the year ended December 31, 2025, the net unrealized loss was primarily driven by decreases in the fair value of certain debt investments, partially offset by reversals of prior period unrealized losses that were realized during the period in connection with restructurings. For the year ended December 31, 2025, the unrealized gain on translation of assets and liabilities in foreign currencies was driven by a reversal of unrealized losses on foreign borrowings denominated in Euro which were repaid with the proceeds from the issuance of the EUR 2031 Notes and is largely offset by a realized loss on translation of assets and liabilities in foreign currencies for the year ended December 31, 2025. As of December 31, 2025, the fair value of our debt investments as a percentage of principal was 98.4%, as compared to 98.9% as of December 31, 2024.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the periods consisted of the following:

Portfolio Company	For the Year Ended December 31, 2025	Portfolio Company	For the Year Ended December 31, 2024
($ in millions)		($ in millions)
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(1)	$(31.3)	Physician Partners, LLC	$(42.0)
EOS Finco S.A.R.L	(27.4)	Fifth Season Investments LLC(2)	20.9
Notorious Topco, LLC (dba Beauty Industry Group)	23.8	EOS Finco S.A.R.L	(16.1)
Plasma Buyer LLC (dba PathGroup)	(21.6)	OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(1)	(15.2)
LSI Financing LLC(1)	19.1	Barracuda Networks, Inc.	(14.1)
Conair Holdings LLC	(17.1)	Notorious Topco, LLC (dba Beauty Industry Group)	(11.3)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(1)	16.0	PetVet Care Centers, LLC	(10.1)
Inovalon Holdings, Inc.	(15.7)	AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(1)	9.6
Soliant Lower Intermediate, LLC (dba Soliant)	(15.4)	Ivanti Software, Inc.	(8.3)
PetVet Care Centers, LLC	(15.0)	KPSKY Acquisition, Inc. (dba BluSky)	(8.0)
Remaining portfolio companies	(46.2)	Remaining portfolio companies	24.6
Total	$(130.8)	Total	$(70.0)

(1)Portfolio company is a controlled, affiliated investment.
(2)Portfolio company is a non-controlled, affiliated investment.

Net Realized Gains (Losses)

The table below represents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the Years Ended December 31,
($ in thousands)	2025	2024	$ Change
Net realized gain (loss):
Non-controlled, non-affiliated investments	$(180,663)	$(31,861)	$(148,802)
Non-controlled, affiliated investments	—	10,864	(10,864)
Translation of assets and liabilities in foreign currencies	(30,663)	2,431	(33,094)
Net realized gain (loss)	$(211,326)	$(18,566)	$(192,760)
For the year ended December 31, 2025, we recognized net realized losses on investments of $180.7 million, primarily driven by the full or partial sales of investments and the restructuring of certain debt investments. For the year ended December 31, 2025, we recognized net realized loss on translation of assets and liabilities in foreign currencies of $30.7 million driven by a reversal of unrealized losses on foreign borrowings denominated in Euro which were repaid with the proceeds from the issuance of the EUR 2031 Notes and largely offset by an unrealized gain on translation of assets and liabilities in foreign currencies.
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
As of December 31, 2025 and December 31, 2024, our asset coverage ratios were 223% and 209%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of December 31, 2025, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2025 we had $3.51 billion available under our credit facilities.
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
As of December 31, 2025, we had $0.74 billion in cash. During the year ended December 31, 2025, we used $7.71 billion in cash for operating activities, primarily as a result of funding portfolio investments of $17.45 billion, partially offset by sales and repayments of portfolio investments of $7.96 billion and other operating activities of $1.78 billion. Lastly, cash provided by financing activities was $7.44 billion during the period, which was the result of proceeds from the issuance of shares of $6.91 billion and net borrowings on our credit facilities, net of debt issuance and deferred offering costs, of $2.69 billion, partially offset by $0.98 billion of distributions paid and share repurchases of $1.18 billion.

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
The below tables summarize transactions with respect to shares of our common stock during the following periods:

	For the Year Ended December 31, 2025
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	191,784,892	$1,829,951	15,900,735	$150,906	423,694,477	$4,010,975	631,380,104	$5,991,832
Shares/gross proceeds from the private placements	—	—	—	—	98,335,112	932,062	98,335,112	932,062
Share Transfers between classes(1)	(9,752,623)	(92,096)	540,679	5,091	9,184,235	87,005	(27,709)	—
Reinvestment of distributions	27,358,464	258,068	1,854,627	17,520	51,530,257	487,444	80,743,348	763,032
Repurchased shares	(52,690,703)	(493,531)	(9,212,922)	(86,311)	(150,708,043)	(1,415,503)	(212,611,668)	(1,995,345)
Total shares/gross proceeds	156,700,030	1,502,392	9,083,119	87,206	432,036,038	4,101,983	597,819,187	5,691,581
Sales load	—	(18,028)	—	(468)	—	—	—	(18,496)
Total shares/net proceeds	156,700,030	$1,484,364	9,083,119	$86,738	432,036,038	$4,101,983	597,819,187	$5,673,085

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

The changes to our offering price per share since the commencement of our initial continuous public offering and associated effective dates of such changes were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

January 1, 2024	$9.48	$0.33	$9.81
February 1, 2024	$9.49	$0.33	$9.82
March 1, 2024	$9.49	$0.33	$9.82
April 1, 2024	$9.50	$0.33	$9.83
May 1, 2024	$9.51	$0.33	$9.84
June 1, 2024	$9.57	$0.33	$9.90
July 1, 2024	$9.53	$0.33	$9.86
August 1, 2024	$9.55	$0.33	$9.88
September 1, 2024	$9.56	$0.33	$9.89
October 1, 2024	$9.55	$0.33	$9.88
November 1, 2024	$9.55	$0.33	$9.88
December 1, 2024	$9.55	$0.33	$9.88
January 1, 2025	$9.54	$0.33	$9.87
February 1, 2025	$9.54	$0.33	$9.87
March 1, 2025	$9.51	$0.33	$9.84
April 1, 2025	$9.46	$0.33	$9.79
May 1, 2025	$9.40	$0.33	$9.73
June 1, 2025	$9.44	$0.33	$9.77
July 1, 2025	$9.42	$0.33	$9.75

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

August 1, 2025	$9.43	$0.33	$9.76
September 1, 2025	$9.43	$0.33	$9.76
October 1, 2025	$9.38	$0.33	$9.71
November 1, 2025	$9.36	$0.33	$9.69
December 1, 2025	$9.34	$0.33	$9.67

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

January 1, 2024	$9.49	$0.14	$9.63
February 1, 2024	$9.50	$0.14	$9.64
March 1, 2024	$9.50	$0.14	$9.64
April 1, 2024	$9.51	$0.14	$9.65
May 1, 2024	$9.52	$0.14	$9.66
June 1, 2024	$9.58	$0.14	$9.72
July 1, 2024	$9.55	$0.14	$9.69
August 1, 2024	$9.56	$0.14	$9.70
September 1, 2024	$9.57	$0.14	$9.71
October 1, 2024	$9.56	$0.14	$9.70
November 1, 2024	$9.56	$0.14	$9.70
December 1, 2024	$9.56	$0.14	$9.70
January 1, 2025	$9.55	$0.14	$9.69
February 1, 2025	$9.55	$0.14	$9.69
March 1, 2025	$9.52	$0.14	$9.66
April 1, 2025	$9.47	$0.14	$9.61
May 1, 2025	$9.41	$0.14	$9.55
June 1, 2025	$9.45	$0.14	$9.59
July 1, 2025	$9.43	$0.14	$9.57
August 1, 2025	$9.44	$0.14	$9.58
September 1, 2025	$9.44	$0.14	$9.58
October 1, 2025	$9.39	$0.14	$9.53
November 1, 2025	$9.37	$0.14	$9.51
December 1, 2025	$9.35	$0.14	$9.49

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

January 1, 2024	$9.50	$—	$9.50
February 1, 2024	$9.51	$—	$9.51
March 1, 2024	$9.52	$—	$9.52
April 1, 2024	$9.53	$—	$9.53
May 1, 2024	$9.53	$—	$9.53
June 1, 2024	$9.59	$—	$9.59
July 1, 2024	$9.56	$—	$9.56
August 1, 2024	$9.58	$—	$9.58
September 1, 2024	$9.58	$—	$9.58
October 1, 2024	$9.57	$—	$9.57
November 1, 2024	$9.58	$—	$9.58
December 1, 2024	$9.57	$—	$9.57
January 1, 2025	$9.57	$—	$9.57

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

February 1, 2025	$9.57	$—	$9.57
March 1, 2025	$9.54	$—	$9.54
April 1, 2025	$9.49	$—	$9.49
May 1, 2025	$9.42	$—	$9.42
June 1, 2025	$9.47	$—	$9.47
July 1, 2025	$9.45	$—	$9.45
August 1, 2025	$9.46	$—	$9.46
September 1, 2025	$9.45	$—	$9.45
October 1, 2025	$9.41	$—	$9.41
November 1, 2025	$9.38	$—	$9.38
December 1, 2025	$9.36	$—	$9.36
Distributions
The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were recorded during the following periods:

	For the Year Ended December 31, 2025
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 5, 2024	January 31, 2025	February 25, 2025	$0.07010	$33,890	$3,499	$69,929
February 18, 2025	February 28, 2025	March 25, 2025	0.07010	35,308	3,794	72,626
February 18, 2025	March 31, 2025	April 24, 2025	0.10280	54,669	5,767	111,979
February 18, 2025	April 30, 2025	May 23, 2025	0.07010	37,635	3,966	79,647
May 6, 2025	May 30, 2025	June 25, 2025	0.07010	38,551	3,988	82,474
May 6, 2025	June 30, 2025	July 24, 2025	0.10280	59,206	5,749	121,070
May 6, 2025	July 31, 2025	August 25, 2025	0.07010	40,040	3,972	86,089
August 5, 2025	August 29, 2025	September 26, 2025	0.07010	41,248	4,004	92,287
August 5, 2025	September 30, 2025	October 24, 2025	0.10280	63,236	5,987	137,601
August 5, 2025	October 31, 2025	November 26, 2025	0.07010	42,768	4,354	96,552
November 6, 2025	November 28, 2025	December 23, 2025	0.07010	43,866	4,392	99,885
November 6, 2025	December 31, 2025	January 28, 2026	0.08010	49,142	4,688	110,898
		Total	$0.94930	$539,559	$54,160	$1,161,037

(1)Distributions per share are gross of shareholder servicing fees.
(2)Distribution amounts are net of shareholder servicing fees.

	For the Year Ended December 31, 2024
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 20, 2023	January 31, 2024	February 23, 2024	$0.07010	$21,517	$2,829	$42,089
February 21, 2024	February 29, 2024	March 22, 2024	0.07010	22,651	2,984	44,196
February 21, 2024	March 29, 2024	April 23, 2024	0.10280	35,655	4,144	67,452
February 21, 2024	April 30, 2024	May 22, 2024	0.07010	24,985	2,868	49,096
May 7, 2024	May 31, 2024	June 26, 2024	0.07010	26,216	3,105	51,937
May 7, 2024	June 28, 2024	July 24, 2024	0.10280	41,249	4,646	78,628
May 7, 2024	July 31, 2024	August 22, 2024	0.07010	28,185	3,184	56,502
August 6, 2024	August 31, 2024	September 25, 2024	0.07010	29,198	3,267	58,767
August 6, 2024	September 30, 2024	October 24, 2024	0.10280	45,420	4,903	88,490
August 6, 2024	October 31, 2024	November 26, 2024	0.07010	30,858	3,396	62,949
November 5, 2024	November 29, 2024	December 23, 2024	0.07010	31,996	3,458	65,239
November 5, 2024	December 31, 2024	January 27, 2025	0.10280	49,426	5,144	97,912
		Total	$0.97200	$387,356	$43,928	$763,257

(1)Distributions per share are gross of shareholder servicing fees.
(2)Distribution amounts are net of shareholder servicing fees.
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year, a statement on Form 1099-DIV identifying the tax character of the distributions will be mailed to our shareholders. The tax character of the distributions are not determined until our taxable year end.
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

	For the Year Ended December 31, 2025
	Class S		Class D		Class I		Total
Source of Distribution	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount
Net investment income	$0.876560	$498,218	$0.875860	$49,970	$0.881190	$1,077,733	$0.879600	$1,625,921
Net realized gain on investments	—	—	—	—	—	—	—	—
Excess (undistributed)	0.072740	41,341	0.073440	4,190	0.068110	83,304	0.069700	128,835
Total	$0.949300	$539,559	$0.949300	$54,160	$0.949300	$1,161,037	$0.949300	$1,754,756

(1)Distributions per share are gross of shareholder servicing fees. Net investment income per share includes shareholder servicing fees.

	For the Year Ended December 31, 2024
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.97200	$1,194,541	100.0%
Total	$0.97200	$1,194,541	100.0%

(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to “Note 12 — Financial Highlights” to our consolidated financial statements included in this Annual Report for amounts by share class.

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

Offer Date	Class	Tender Offer Expiration	Tender Offer (in thousands)	Purchase Price per Share	Shares Repurchased

February 27, 2024	S	March 31, 2024	$33,826	$9.50	3,560,660
February 27, 2024	D	March 31, 2024	$26,354	$9.51	2,771,164
February 27, 2024	I	March 31, 2024	$81,994	$9.53	8,603,765
May 24, 2024	S	June 28, 2024	$50,529	$9.53	5,302,035
May 24, 2024	D	June 28, 2024	$3,558	$9.55	372,544
May 24, 2024	I	June 28, 2024	$97,737	$9.56	10,223,527
August 30, 2024	S	September 30, 2024	$46,534	$9.55	4,872,698
August 30, 2024	D	September 30, 2024	$2,153	$9.56	225,274
August 30, 2024	I	September 30, 2024	$102,943	$9.57	10,756,911
November 26, 2024	S	December 31, 2024	$54,850	$9.54	5,749,465
November 26, 2024	D	December 31, 2024	$8,863	$9.55	928,082

Offer Date	Class	Tender Offer Expiration	Tender Offer (in thousands)	Purchase Price per Share	Shares Repurchased

November 26, 2024	I	December 31, 2024	$129,643	$9.57	13,546,800
February 26, 2025	S	March 31, 2025	$53,498	$9.46	5,655,204
February 26, 2025	D	March 31, 2025	$1,912	$9.47	201,862
February 26, 2025	I	March 31, 2025	$148,539	$9.49	15,652,202
May 23, 2025	S	June 30, 2025	$107,562	$9.42	11,418,472
May 23, 2025	D	June 30, 2025	$19,164	$9.43	2,032,236
May 23, 2025	I	June 30, 2025	$337,475	$9.45	35,711,561
August 26, 2025	S	September 30, 2025	$81,852	$9.38	8,726,178
August 26, 2025	D	September 30, 2025	$19,255	$9.39	2,050,666
August 26, 2025	I	September 30, 2025	$216,956	$9.41	23,055,892
November 26, 2025	S	December 31, 2025	$250,619	$9.32	26,890,849
November 26, 2025	D	December 31, 2025	$45,980	$9.33	4,928,158
November 26, 2025	I	December 31, 2025	$712,533	$9.34	76,288,389

Debt
Aggregate Borrowings

Our debt obligations consisted of the following as of the following periods(5):

	December 31, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance (Costs) Premium	Net Carrying Value
Revolving Credit Facility(2)(4)	$3,850,000	$995,268	$2,774,463	$(20,441)	$974,827
SPV Asset Facility I	650,000	238,600	32,307	(7,346)	231,254
SPV Asset Facility II	2,000,000	932,000	173,356	(18,062)	913,938
SPV Asset Facility III	2,000,000	1,233,500	142,656	(16,599)	1,216,901
SPV Asset Facility IV	500,000	175,000	135,793	(5,314)	169,686
SPV Asset Facility V	750,000	606,250	43,905	(5,344)	600,906
SPV Asset Facility VI	1,350,000	646,000	48,201	(12,323)	633,677
SPV Asset Facility VII(2)	500,000	463,585	35,092	(2,650)	460,935
SPV Asset Facility VIII	1,000,000	587,500	100,696	(5,293)	582,207
SPV Asset Facility IX	300,000	230,000	27,908	(2,693)	227,307
SPV Asset Facility X	750,000	—	—	(5,206)	(5,206)
CLO VIII	375,000	375,000	—	(2,213)	372,787
CLO XI	260,000	260,000	—	(1,466)	258,534
CLO XV	312,000	312,000	—	(2,504)	309,496
CLO XVI	420,000	420,000	—	(2,432)	417,568
CLO XVII	325,000	325,000	—	(2,575)	322,425
CLO XVIII	260,000	260,000	—	(1,699)	258,301
CLO XIX	260,000	260,000	—	(1,776)	258,224
CLO XXII	737,500	737,500	—	(3,238)	734,262
September 2026 Notes	350,000	350,000	—	(1,219)	348,781
February 2027 Notes	500,000	500,000	—	(1,783)	498,217
September 2027 Notes(3)	600,000	600,000	—	3,252	602,558
AUD 2027 Notes(2)(3)	300,771	300,771	—	(1,801)	297,500
May 2028 Notes(3)	500,000	500,000	—	(6,572)	497,070
June 2028 Notes(3)	650,000	650,000	—	5,232	655,313
January 2029 Notes(3)	550,000	550,000	—	(8,860)	551,308
September 2029 Notes(3)	900,000	900,000	—	(6,878)	916,757
March 2030 Notes(3)	1,000,000	1,000,000	—	(17,838)	970,380
EUR 2031 Notes(2)(3)	587,218	587,218	—	(9,107)	571,783
March 2031 Notes(3)	750,000	750,000	—	(15,595)	742,633
Total Debt	$23,287,489	$15,745,192	$3,514,377	$(180,343)	$15,590,329

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies and cross-currency swap.
(3)Net Carrying Value is inclusive of change in fair market value of effective hedge.
(4)The amount available is reduced by $80.3 million of outstanding letters of credit.
(5)Refer to “Note 5 — Debt” to our consolidated financial statements included in this Annual Report for more information on our present debt obligations.

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
(4)The amount available is reduced by $38.2 million of outstanding letters of credit.

The below table represents the components of interest expense for the following periods:

	For the Years Ended December 31,
($ in thousands)	2025	2024
Interest expense	$927,632	$759,984
Amortization of debt issuance costs	50,968	31,304
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items included in interest expense(1)	(5,127)	9,676
Total Interest Expense	$973,473	$800,964
Average interest rate	6.6%	7.4%
Average daily borrowings	$13,877,232	$10,083,258

(1)Refer to “Note 5 — Debt — September 2027, AUD 2027, May 2028, June 2028, January 2029, September 2029, March 2030, EUR 2031, and March 2031 Notes” to our consolidated financial statements included in this Annual Report for details on the facilities’ interest rate swaps.

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

	As of
($ in thousands)	December 31, 2025	December 31, 2024
Total unfunded revolving loan commitments	$2,252,294	$1,383,540
Total unfunded delayed draw loan commitments	2,834,971	1,716,991
Total unfunded debt commitments	$5,087,265	$3,100,531

Total unfunded specialty finance equity commitments	$193,834	$92,214
Total unfunded common equity commitments	20,548	—
Total unfunded equity commitments	$214,382	$92,214

Total unfunded commitments	$5,301,647	$3,192,745
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
Organizational and Offering Costs
The Adviser has incurred organization and offering costs on behalf of us in the amount of $3.7 million for the period from April 22, 2020 (Inception) to December 31, 2025, of which $3.7 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2025, management was not aware of any pending or threatened litigation.

Contractual Obligations
The table below presents a summary of the Company’s contractual payment obligations under credit facilities and notes as of December 31, 2025:

($ in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 years
Revolving Credit Facility	$995,268	$—	$—	$995,268	$—
SPV Asset Facility I	238,600	—	—	—	238,600
SPV Asset Facility II	932,000	—	—	932,000	—
SPV Asset Facility III	1,233,500	—	—	1,233,500	—
SPV Asset Facility IV	175,000	—	—	—	175,000
SPV Asset Facility V	606,250	—	—	606,250	—
SPV Asset Facility VI	646,000	—	—	—	646,000
SPV Asset Facility VII	463,585	—	—	463,585	—
SPV Asset Facility VIII	587,500	—	—	—	587,500
SPV Asset Facility IX	230,000	—	—	230,000	—
SPV Asset Facility X	—	—	—	—	—
CLO VIII	375,000	—	—	—	375,000
CLO XI	260,000	—	—	—	260,000
CLO XV	312,000	—	—	—	312,000
CLO XVI	420,000	—	—	—	420,000
CLO XVII	325,000	—	—	—	325,000
CLO XVIII	260,000	—	—	—	260,000
CLO XIX	260,000	—	—	—	260,000
CLO XXII	737,500	—	—	—	737,500
September 2026 Notes	350,000	350,000	—	—	—
February 2027 Notes	500,000	—	500,000	—	—
September 2027 Notes	600,000	—	600,000	—	—
AUD 2027 Notes	300,771	—	300,771	—	—
May 2028 Notes	500,000	—	500,000	—	—
June 2028 Notes	650,000	—	650,000	—	—
January 2029 Notes	550,000	—	—	550,000	—
September 2029 Notes	900,000	—	—	900,000	—
March 2030 Notes	1,000,000	—	—	1,000,000	—
EUR 2031 Notes	587,218	—	—	—	587,218
March 2031 Notes	750,000	—	—	—	750,000
Total Contractual Obligations	$15,745,192	$350,000	$2,550,771	$6,910,603	$5,933,818

Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement;
•the Dealer Manager Agreement; and
•the License Agreement.
In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.
Additionally, we invest in Amergin AssetCo, Fifth Season, LSI Financing LLC, OCIC SLF, Credit SLF, BOCSO, and Blue Owl Leasing, controlled affiliated investments, and LSI Financing DAC and Wingspire, non-controlled affiliated investments, as defined in the 1940 Act.

Refer to “Note 3 — Agreements and Related Party Transactions” and “Note 4 — Investments”to our consolidated financial statements included in this Annual Report for further details.
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

Distributions

We have elected to be treated for U.S. federal income tax purposes, and intend to continue to qualify annually as a RIC under subchapter M of the Code. To obtain and maintain our tax treatment as a RIC, we must timely distribute (or be deemed to distribute) in each taxable year to our shareholders at least the sum of:

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
•98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of that calendar year; and
•certain undistributed amounts from previous years in which we paid no U.S. federal income tax.

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
Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We also have elected to be treated as a RIC under the Code beginning with the taxable period ended December 31, 2020, and intend to qualify for tax treatment as a RIC. As a RIC, we generally will not pay U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as distributions. Rather, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements. However, we will be subject to U.S. federal income tax imposed at corporate rates on any income, including capital gains, not distributed (or deemed distributed) to our stockholders.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, we generally must distribute to our shareholders, for each taxable year, at least (i) 90% of our “investment company taxable income” for that year, which is generally our net ordinary income plus the excess, if any, of our realized net short- term capital gains over our realized net long-term capital losses and (ii) our net tax-exempt income. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M. In order for us to not be subject to U.S. federal excise taxes, we must distribute annually an amount at least equal to the sum of (i) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. We, at our discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. excise tax on this income.

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2025. As applicable, the Company’s prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.
Recent Developments
Equity Raise
As of March 3, 2026, we have issued 724,971,329 shares of Class S common stock, 106,298,969 shares of Class D common stock, and 1,513,730,543 shares of Class I common stock and have raised total gross proceeds of $6.86 billion, $0.99 billion, and $14.23 billion, respectively, including seed capital of $1,000 contributed by our Adviser in September 2020 and approximately $25.0 million in gross proceeds raised from an entity affiliated with the Adviser. In addition, we expect to receive $0.14 billion in subscription payments which we accepted on March 2, 2026 and, which is pending our determination of the net asset value per share applicable to such purchase.
Dividend
On February 18, 2026, we approved a distribution of (i) $0.070100 per share, payable on or before March 31, 2026 to shareholders of record as of February 27, 2026, (ii) $0.070100 per share, payable on or before April 30, 2026 to shareholders of record as of March 31, 2026, and (iii) $0.070100 per share, payable on or before May 31, 2026 to shareholders of record as of April 30, 2026.
Revolving Credit Facility Increase
On January 23, 2026, the aggregate principal amount of the revolving credit facility commitments under the Revolving Credit Facility increased from $3.70 billion to $3.75 billion (on an aggregated basis, the aggregate outstanding term loans and revolving credit facility commitments under the Revolving Credit Facility increased from $3.85 billion to $3.90 billion).
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk, credit risk, and inflation risk. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, continued political unrest in various countries such as Venezuela, the conflicts in the Middle East and North Africa regions, a prolonged government shut down, and concerns over future increases in inflation or adverse investor sentiment generally, introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below.

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
As of December 31, 2025, 98.2% of our debt investments based on fair value were at floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.7%.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$1,011.2	$(446.1)	$565.1
Up 200 basis points	$674.1	$(297.4)	$376.7
Up 100 basis points	$337.1	$(148.7)	$188.4
Down 100 basis points	$(336.5)	$148.7	$(187.8)
Down 200 basis points	$(671.8)	$297.4	$(374.4)
Down 300 basis points	$(959.3)	$446.1	$(513.2)

(1)Includes the impact of our interest rate swaps as a result of interest rate changes.
(2)Excludes the impact of income based fees. See “Note 3 — Agreements and Related Party Transactions” to our consolidated financial statements included in this Annual Report for more information on the income based fees.
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

Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of December 31, 2025 and 2024, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Inflation Risk
Inflation is likely to continue in the near to medium-term, particularly in the United States, and monetary policy may continue to tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Blue Owl Credit Income Corp.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Blue Owl Credit Income Corp. and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2025 and 2024, by correspondence with the custodian, broker, agent banks, or portfolio companies; when replies were not received, we performed other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Assessment of Fair Value of Investments
As discussed in Notes 2 and 6 to the consolidated financial statements, the Company determines fair value for investments that are not publicly traded or for which there is no readily determinable market value by using unobservable inputs and assumptions. As of December 31, 2025, the fair value of such investments (“Level 3 investments”) was $30.5 billion.

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
New York, New York
March 3, 2026

Blue Owl Credit Income Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $34,497,335 and $25,422,365, respectively)	$34,384,822	$25,384,902
Non-controlled, affiliated investments (amortized cost of $16,817 and $8,305, respectively)	16,564	8,248
Controlled, affiliated investments (amortized cost of $1,469,006 and $952,995, respectively)	1,517,562	985,744
Total investments at fair value (amortized cost of $35,983,158 and $26,383,665, respectively)	35,918,948	26,378,894
Cash (restricted cash of $23,727 and $182,030, respectively)	733,473	1,003,117
Foreign cash (cost of $3,868 and $3,554, respectively)	3,081	3,366
Interest and dividend receivable	205,414	180,178
Receivable from controlled affiliates	12,468	16,299
Receivable for investments sold	90,215	473,053
Prepaid expenses and other assets	47,167	8,974
Total Assets	$37,010,766	$28,063,881
Liabilities
Debt (net of unamortized debt issuance costs of $180,343 and $178,732, respectively)	$15,590,329	$12,681,822
Distribution payable	164,816	152,477
Payable for investments purchased	171,965	129,625
Payables to affiliates	92,563	73,430
Tender offer payable	1,009,562	193,203
Accrued expenses and other liabilities	221,258	311,722
Total Liabilities	17,250,493	13,542,279
Commitments and contingencies (Note 8)
Net Assets
Class S Common shares $0.01 par value, 1,500,000,000 shares authorized; 672,364,767 and 515,664,737 shares issued and outstanding, respectively	6,724	5,157
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 60,142,943 and 51,059,824 shares issued and outstanding, respectively	601	511
Class I Common shares $0.01 par value, 2,000,000,000 shares authorized; 1,384,490,278 and 952,454,240 shares issued and outstanding, respectively	13,845	9,525
Additional paid-in-capital	19,856,584	14,191,257
Accumulated undistributed (overdistributed) earnings	(117,481)	315,152
Total Net Assets	19,760,273	14,521,602
Total Liabilities and Net Assets	$37,010,766	$28,063,881
Net Asset Value Per Class S Share	$9.32	$9.54
Net Asset Value Per Class D Share	$9.33	$9.55
Net Asset Value Per Class I Share	$9.34	$9.57

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2025	2024	2023
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$2,804,431	$2,255,215	$1,347,813
Payment-in-kind (“PIK”) interest income	127,495	118,351	70,669
Dividend income	4,167	16,791	9,289
Payment-in-kind (“PIK”) dividend income	57,363	54,205	68,105
Other income	47,907	31,316	14,414
Total investment income from non-controlled, non-affiliated investments	3,041,363	2,475,878	1,510,290
Investment income from non-controlled, affiliated investments:
Interest income	66	121	—
Payment-in-kind (“PIK”) interest income	141	49	—
Dividend income	470	486	774
Other income	3	—	—
Total investment income from non-controlled, affiliated investments	680	656	774
Investment income from controlled, affiliated investments:
Interest income	13,996	8,284	977
Payment-in-kind (“PIK”) interest income	148	1,721	1,539
Dividend income	93,298	78,462	36,359
Other income	2	—	—
Total investment income from controlled, affiliated investments	107,444	88,467	38,875
Total Investment Income	3,149,487	2,565,001	1,549,939
Operating Expenses
Offering costs	5,067	4,062	3,295
Interest expense	973,473	800,964	472,833
Management fees, net(1)	214,977	141,691	81,839
Performance based incentive fees	232,163	184,617	125,961
Professional fees	25,532	19,930	14,239
Directors’ fees	1,652	1,286	1,305
Shareholder servicing fees	51,588	36,324	21,574
Other general and administrative	17,334	12,252	7,486
Total Operating Expenses	1,521,786	1,201,126	728,532
Net Investment Income (Loss) Before Taxes	1,627,701	1,363,875	821,407
Income tax expense (benefit), including excise tax expense (benefit)	1,780	8,998	2,283
Net Investment Income (Loss) After Taxes	$1,625,921	$1,354,877	$819,124

Blue Owl Credit Income Corp.
Consolidated Statements of Operations - Continued
(Amounts in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2025	2024	2023
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(146,440)	$(84,649)	$175,829
Non-controlled, affiliated investments	(196)	(6,093)	6,084
Controlled, affiliated investments	15,807	20,728	13,404
Translation of assets and liabilities in foreign currencies	37,298	1,339	892
Income tax (provision) benefit	(722)	(916)	(7)
Total Net Change in Unrealized Gain (Loss)	(94,253)	(69,591)	196,202
Net realized gain (loss):
Non-controlled, non-affiliated investments	(180,663)	(31,861)	(8,940)
Non-controlled, affiliated investments	—	10,864	—
Controlled, affiliated investments	—	—	—
Foreign currency transactions	(30,663)	2,431	(519)
Total Net Realized Gain (Loss)	(211,326)	(18,566)	(9,459)
Total Net Realized and Change in Unrealized Gain (Loss)	(305,579)	(88,157)	186,743
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$1,320,342	$1,266,720	$1,005,867
Net Increase (Decrease) in Net Assets Resulting from Operations - Class S Common Stock	$398,715	$411,996	$328,005
Net Increase (Decrease) in Net Assets Resulting from Operations - Class D Common Stock	$40,530	$46,909	$82,555
Net Increase (Decrease) in Net Assets Resulting from Operations - Class I Common Stock	$881,097	$807,815	$595,307
Earnings Per Share - Basic and Diluted of Class S Common Stock	$0.64	$0.95	$1.29
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	624,282,321	433,490,775	254,397,127
Earnings Per Share - Basic and Diluted of Class D Common Stock	$0.68	$1.01	$1.35
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted	59,227,132	46,533,231	61,369,530
Earnings Per Share - Basic and Diluted of Class I Common Stock	$0.71	$1.03	$1.37
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	1,233,700,290	783,503,315	435,000,023

(1)Refer to “Note 3 — Agreements and Related Party Transactions” for additional details on management fee waiver.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Non-controlled/non-affiliated portfolio company investments
Debt Investments(7)
Advertising and media
DIRECTV Financing, LLC(9)	First lien senior secured loan	S+	5.25%		8/2029	43,847	$43,800	$43,943
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(3)(4)(8)	First lien senior secured loan	S+	4.25%		12/2029	267,492	267,140	267,492
Monotype Imaging Holdings Inc.(3)(4)(8)(22)	First lien senior secured loan	S+	5.25%		2/2031	169,392	168,341	169,392
							479,281	480,827	2.4%
Aerospace and defense
Horizon Avionics Buyer, LLC (dba Acron Aviation)(3)(4)(9)	First lien senior secured loan	S+	4.75%		3/2032	119,846	119,247	119,247
Horizon Avionics Buyer, LLC (dba Acron Aviation)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.39%		3/2032	4,394	4,273	4,270
Jeppesen Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2032	16,637	16,515	16,513
ManTech International Corporation(3)(4)(9)	First lien senior secured loan	S+	4.50%		9/2029	14,459	14,459	14,459
Novaria Holdings, LLC(8)	First lien senior secured loan	S+	3.25%		6/2031	19,027	19,022	19,004
Peraton Corp.(3)(9)	Second lien senior secured loan	S+	7.75%		2/2029	4,831	4,798	3,784
STS PARENT, LLC (dba STS Aviation Group)(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2031	134,166	133,591	132,824
STS PARENT, LLC (dba STS Aviation Group)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2030	10,702	10,646	10,552
							322,551	320,653	1.6%
Asset based lending and fund finance
Hg Genesis 9 SumoCo Limited(3)(4)(14)(31)	Unsecured facility	E+		6.25%	3/2029	€137,861	146,657	161,911
Hg Saturn Luchaco Limited(3)(4)(19)(31)	Unsecured facility	SA+		8.25%	3/2027	£723	923	973
							147,580	162,884	0.8%
Automotive aftermarket
OAC Holdings I Corp. (dba Omega Holdings)(3)(4)(9)	First lien senior secured loan	S+	5.00%		3/2029	8,315	8,225	8,190
							8,225	8,190	—%
Automotive services
MAJCO LLC (dba Big Brand Tire & Service)(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		9/2032	423,946	421,155	422,886
Mavis Tire Express Services Topco Corp.(3)(8)	First lien senior secured loan	S+	3.00%		5/2028	43,714	43,559	43,854
McQueen Bidco PTY LTD. (dba Infomedia)(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		12/2032	29,342	29,269	29,269
Spotless Brands, LLC(3)(4)(10)	First lien senior secured loan	S+	5.75%		7/2028	80,882	80,362	80,882
Spotless Brands, LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	5.00%		7/2028	11,844	11,524	11,493
Spotless Brands, LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.75%		7/2028	449	436	449
Wand Newco 3, Inc. (dba Caliber )(3)(8)	First lien senior secured loan	S+	2.50%		1/2031	21,343	21,199	21,354
							607,504	610,187	3.1%
Buildings and real estate
Associations Finance, Inc.(3)(4)(6)	Unsecured notes	N/A		14.25%	5/2030	189,630	188,690	189,630
Associations, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	6.50%		7/2028	535,763	535,103	535,763
CoreLogic Inc.(8)	First lien senior secured loan	S+	3.50%		6/2028	23,593	23,261	23,584
Dodge Construction Network LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		2/2029	10,379	8,737	8,252
Dodge Construction Network LLC(3)(9)	First lien senior secured loan	S+	6.25%		1/2029	7,485	7,370	7,504
RealPage, Inc.(3)(9)	First lien senior secured loan	S+	3.00%		4/2028	18,171	18,161	18,147

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

RealPage, Inc.(3)(9)	First lien senior secured loan	S+	3.75%		4/2028	25,656	25,547	25,713
Wrench Group LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2032	237,629	236,254	236,441
Wrench Group LLC(3)(4)(12)(22)	First lien senior secured revolving loan	P+	3.75%		9/2031	6,049	5,865	5,887
							1,048,988	1,050,921	5.3%
Business services
Access CIG, LLC(3)(8)	First lien senior secured loan	S+	4.00%		8/2030	78,207	78,207	75,274
Accommodations Plus Technologies LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		5/2032	8,105	8,029	7,983
Aurelia Netherlands B.V.(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	4.75%		5/2031	€55,027	62,192	64,626
Boxer Parent Company Inc. (f/k/a BMC)(3)(9)	First lien senior secured loan	S+	3.00%		7/2031	78,463	78,207	78,196
Capstone Acquisition Holdings, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.50%		11/2029	86,289	85,798	86,074
CMG HoldCo, LLC (dba Crete United)(3)(4)(10)(22)	First lien senior secured loan	S+	4.50%		11/2030	52,956	52,468	52,807
ConnectWise, LLC(3)(9)	First lien senior secured loan	S+	3.50%		9/2028	50,574	50,593	49,593
CoolSys, Inc.(3)(9)	First lien senior secured loan	S+	4.75%		8/2028	13,595	13,026	12,015
CoreTrust Purchasing Group LLC(3)(4)(8)	First lien senior secured loan	S+	5.00%		10/2029	129,057	128,181	129,057
DuraServ LLC(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		6/2031	219,810	218,621	217,462
DuraServ LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.75%		6/2030	3,234	3,144	2,992
Hercules Borrower, LLC (dba The Vincit Group)(3)(4)(9)	First lien senior secured loan	S+	4.75%		12/2028	148,032	147,631	148,032
Hercules Buyer, LLC (dba The Vincit Group)(3)(4)(6)(32)	Unsecured notes	N/A		0.48%	12/2029	24	24	35
Kaseya Inc.(3)(8)	First lien senior secured loan	S+	3.00%		3/2032	79,400	79,039	79,408
Kaseya Inc.(3)(8)	Second lien senior secured loan	S+	5.00%		3/2033	25,172	25,038	24,580
KPSKY Acquisition, Inc. (dba BluSky)(3)(4)(9)	First lien senior secured loan	S+	5.50%		10/2028	100,139	99,222	90,877
KPSKY Acquisition, Inc. (dba BluSky)(3)(4)(9)	First lien senior secured delayed draw term loan	S+	5.75%		10/2028	72	71	66
Ping Identity Holding Corp.(3)(9)	First lien senior secured loan	S+	2.75%		11/2032	35,000	34,914	35,046
Plano HoldCo, Inc. (dba Perficient)(3)(4)(9)	First lien senior secured loan	S+	3.50%		10/2031	24,813	24,708	24,006
Plusgrade Inc.(3)(8)(31)	First lien senior secured loan	S+	3.50%		3/2031	23,585	23,585	23,585
Red Planet Borrower, LLC (dba Liftoff Mobile)(3)(8)	First lien senior secured loan	S+	4.00%		8/2032	62,000	61,464	62,056
XPLOR T1, LLC(3)(4)(9)	First lien senior secured loan	S+	3.50%		12/2032	91,770	91,312	91,770
							1,365,474	1,355,540	6.9%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(3)(4)(8)	First lien senior secured loan	S+	4.00%		11/2027	18,867	18,723	17,169
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(3)(4)(8)	Second lien senior secured loan	S+	7.75%		11/2028	40,137	40,130	35,823
Derby Buyer LLC (dba Delrin)(3)(8)	First lien senior secured loan	S+	3.00%		11/2030	44,492	44,492	44,599
DCG ACQUISITION CORP. (dba DuBois Chemical)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		6/2031	106,360	105,468	105,273
Gaylord Chemical Company, L.L.C.(3)(4)(9)	First lien senior secured loan	S+	5.75%		12/2027	185,087	184,342	184,624
Gaylord Chemical Company, L.L.C.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.50%		12/2027	2,463	2,461	2,453
Rocket BidCo, Inc. (dba Recochem)(3)(4)(9)(31)	First lien senior secured loan	S+	4.75%		11/2030	353,542	347,877	353,542
Velocity HoldCo III Inc. (dba VelocityEHS)(3)(4)(9)	First lien senior secured loan	S+	5.50%		5/2029	4,043	4,043	4,043
Nouryon Finance B.V.(3)(10)(31)	First lien senior secured loan	S+	3.25%		4/2028	12,360	12,360	12,350
							759,896	759,876	3.8%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Consumer products
ACP Tara Holdings, Inc. (dba Arcadia)(3)(4)(9)	First lien senior secured loan	S+	3.25%		12/2032	5,000	4,988	5,025
Beach Acquisition Bidco, LLC (dba Skechers)(9)	First lien senior secured loan	S+	3.25%		7/2032	35,000	34,919	35,242
Conair Holdings LLC(3)(8)	First lien senior secured loan	S+	3.75%		5/2028	44,453	44,214	22,782
Conair Holdings LLC(3)(4)(8)	Second lien senior secured loan	S+	7.50%		5/2029	22,591	22,400	10,166
Foundation Consumer Brands, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		2/2029	123,762	122,814	123,143
Lignetics Investment Corp.(3)(4)(9)	First lien senior secured loan	S+	5.75%		11/2027	95,236	95,085	94,997
Olaplex, Inc.(9)(31)	First lien senior secured loan	S+	3.50%		2/2029	20,457	20,291	19,849
SWK BUYER, Inc. (dba Stonewall Kitchen)(3)(4)(9)	First lien senior secured loan	S+	5.25%		3/2029	57,875	57,267	56,138
WU Holdco, Inc. (dba PurposeBuilt Brands)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		4/2032	190,400	189,932	190,400
							591,910	557,742	2.8%
Containers and packaging
Arctic Holdco, LLC (dba Novvia Group)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		1/2032	165,598	164,905	165,598
Arctic Holdco, LLC (dba Novvia Group)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		1/2031	2,130	2,080	2,130
Ascend Buyer, LLC (dba PPC Flexible Packaging)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		9/2028	91,649	90,963	91,649
Berlin Packaging(3)(8)	First lien senior secured loan	S+	3.25%		6/2031	87,021	86,976	87,187
Clydesdale Acquisition Holdings, Inc. (dba Novolex)(3)(8)	First lien senior secured loan	S+	3.25%		3/2032	99,219	98,492	99,090
Fortis Solutions Group, LLC(3)(4)(9)	First lien senior secured loan	S+	5.50%		10/2028	65,597	64,965	64,285
Fortis Solutions Group, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.30%		10/2027	1,968	1,928	1,833
Indigo Buyer, Inc. (dba Inovar Packaging Group)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		5/2028	128,428	127,782	128,428
Mauser Packaging Solutions Holding Company(8)	First lien senior secured loan	S+	3.50%		4/2030	45,000	44,557	44,015
Pregis Topco LLC(3)(4)(8)	Second lien senior secured loan	S+	7.75%		8/2029	2,500	2,500	2,500
Pregis Topco LLC(3)(8)	First lien senior secured loan	S+	4.00%		2/2029	16,570	16,534	16,697
Pregis Topco LLC(3)(4)(8)	Second lien senior secured loan	S+	6.75%		8/2029	30,000	30,000	30,000
ProAmpac PG Borrower LLC(3)(9)	First lien senior secured loan	S+	4.00%		9/2028	63,494	63,511	63,532
SupplyOne, Inc.(3)(8)	First lien senior secured loan	S+	3.50%		4/2031	2,992	3,000	2,997
Tricorbraun Holdings, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		3/2028	73,993	73,702	71,448
							871,895	871,389	4.4%
Distribution
ABB/Con-cise Optical Group LLC(3)(4)(9)	First lien senior secured loan	S+	7.50%		2/2028	33,306	33,089	33,057
AI Aqua Merger Sub, Inc. (dba Culligan)(3)(9)	First lien senior secured loan	S+	3.00%		7/2028	15,945	15,945	15,973
Aramsco, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2030	49,590	48,894	33,225
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(3)(8)	First lien senior secured loan	S+	3.25%		12/2030	92,470	92,465	91,351
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(4)(8)	Second lien senior secured loan	S+	5.25%		12/2031	285,000	283,041	281,438
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(3)(9)	First lien senior secured loan	S+	3.50%		12/2030	185,000	182,226	182,836
Dealer Tire Financial, LLC(4)(6)	Unsecured notes	N/A	8.00%		2/2028	56,120	55,564	55,839
Dealer Tire Financial, LLC(8)	First lien senior secured loan	S+	3.00%		7/2031	30,035	30,035	29,999
Endries Acquisition, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	107,721	107,211	106,104
Formerra, LLC(3)(4)(8)	First lien senior secured loan	S+	7.25%		11/2028	5,310	5,215	5,310
Offen, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		7/2030	16,927	16,771	16,758
White Cap Supply Holdings, LLC(3)(8)	First lien senior secured loan	S+	3.25%		10/2029	40,875	40,724	41,030
							911,180	892,920	4.5%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Education
Ellucian Holdings Inc. (f/k/a Sophia, L.P.)(8)	Second lien senior secured loan	S+	4.75%		11/2032	10,000	9,978	10,066
Learning Care Group (US) No. 2 Inc.(3)(9)	First lien senior secured loan	S+	4.00%		8/2028	41,794	41,782	34,585
Renaissance Learning, Inc.(3)(8)	First lien senior secured loan	S+	4.00%		4/2030	2	1	1
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)	First lien senior secured loan	S+	2.50%	2.25%	10/2031	131,674	130,525	130,028
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	4.75%		10/2031	5,732	5,594	5,499
Spring Education Group, Inc. (fka SSH Group Holdings, Inc.)(3)(9)	First lien senior secured loan	S+	3.25%		10/2030	15,031	15,031	15,094
							202,911	195,273	1.0%
Energy equipment and services
Dresser Utility Solutions, LLC(3)(4)(8)	First lien senior secured loan	S+	5.25%		3/2029	88,959	88,341	88,959
							88,341	88,959	0.5%
Financial services
Ascensus Holdings, Inc.(3)(8)	First lien senior secured loan	S+	3.00%		11/2032	26,701	26,636	26,655
Baker Tilly Advisory Group, LP(3)(4)(8)	First lien senior secured loan	S+	4.75%		6/2031	112,859	111,457	112,859
Baker Tilly Advisory Group, LP(3)(4)(8)	First lien senior secured loan	S+	4.25%		6/2031	167,908	167,108	167,068
BCPE Pequod Buyer, Inc. (dba Envestnet)(3)(8)	First lien senior secured loan	S+	3.00%		11/2031	27,314	27,220	27,357
Blackhawk Network Holdings, Inc.(3)(9)	First lien senior secured loan	S+	4.00%		3/2029	122,142	122,142	122,606
BTRS Holdings Inc. (dba Billtrust)(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		12/2028	32,298	32,049	32,298
Citrin Cooperman Advisors LLC(3)(9)	First lien senior secured loan	S+	3.00%		4/2032	2,244	2,234	2,250
Cohnreznick Advisory LLC(3)(9)	First lien senior secured loan	S+	3.50%		3/2032	42,525	42,346	42,657
Continental Finance Company, LLC(3)(4)(8)	First lien senior secured loan	S+	8.00%		3/2029	13,250	13,140	13,151
Computer Services, Inc. (dba CSI)(3)(4)(9)	First lien senior secured loan	S+	4.50%		11/2031	143,717	142,870	143,717
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		6/2030	39,660	39,172	39,660
Deerfield Dakota Holdings(3)(4)(9)	First lien senior secured loan	S+	3.00%	2.75%	9/2032	506,045	503,623	503,515
EP Wealth Advisors, LLC(3)(9)	First lien senior secured loan	S+	3.00%		10/2032	10,000	9,976	10,025
Finastra USA, Inc.(3)(9)(31)	First lien senior secured loan	S+	4.00%		9/2032	175,000	173,306	171,063
Finastra USA, Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	7.25%		9/2029	45,052	44,717	45,390
First Eagle Holdings, Inc.(3)(9)	First lien senior secured loan	S+	3.50%		8/2032	25,625	25,257	25,571
Klarna Holding AB(3)(4)(9)(31)	Subordinated Floating Rate Notes	S+	7.00%		4/2034	1,000	1,000	1,000
KRIV Acquisition Inc. (dba Riveron)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		7/2031	81,942	79,982	81,942
ML Holdco, Inc. (dba Meridian Link)(3)(4)(9)	First lien senior secured loan	S+	4.50%		10/2032	30,798	30,648	30,644
Minotaur Acquisition, Inc. (dba Inspira Financial)(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2030	436,723	433,198	436,723
NMI Acquisitionco, Inc. (dba Network Merchants)(3)(4)(8)	First lien senior secured loan	S+	4.50%		9/2028	12,052	12,028	12,052
OneDigital Borrower LLC(3)(8)	Second lien senior secured loan	S+	5.25%		7/2032	33,800	33,657	34,033
OneDigital Borrower LLC(3)(8)	First lien senior secured loan	S+	3.00%		7/2031	20,005	20,005	20,031
Orion US Finco Inc. (dba OSTTRA)(3)(8)(31)	First lien senior secured loan	S+	3.50%		5/2032	10,500	10,451	10,543
Pushpay USA Inc(3)(4)(10)(31)	First lien senior secured loan	S+	3.75%		8/2031	9,034	9,034	8,988
Saphilux S.a.r.L. (dba IQ-EQ)(3)(10)(31)	First lien senior secured loan	S+	3.00%		7/2028	40,864	40,864	41,093

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units		Amortized Cost(2)(27)	Fair Value	% of Net Assets

Smarsh Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		2/2029		112,552	111,957	111,956
Wipfli Advisory LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		10/2032		61,606	61,457	61,429
								2,327,534	2,336,276	11.8%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(3)(8)	First lien senior secured loan	S+	4.00%		9/2028		25,054	24,199	20,732
Balrog Acquisition, Inc. (dba Bakemark)(3)(4)(8)	Second lien senior secured loan	S+	7.00%		9/2029		6,000	5,972	4,830
Blast Bidco Inc. (dba Bazooka Candy Brands)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2030		35,194	34,530	35,194
Dessert Holdings(8)	First lien senior secured loan	S+	4.00%		6/2028		26,149	26,074	26,008
Eagle Family Foods Group LLC(3)(4)(10)	First lien senior secured loan	S+	5.00%		8/2030		162,732	161,408	162,732
Fiesta Purchaser, Inc. (dba Shearer's Foods)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	2.75%		2/2029		1,938	1,706	1,915
Gehl Foods, LLC(3)(4)(9)	First lien senior secured loan	S+	6.25%		6/2030		135,978	134,803	135,978
Hissho Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		5/2029		149,564	148,864	149,564
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(3)(4)(8)	First lien senior secured loan	S+	6.25%		3/2027		52,493	52,232	52,362
KBP Brands, LLC(3)(4)(9)	First lien senior secured loan	S+	5.50%		5/2027		55,575	55,328	54,464
Ole Smoky Distillery, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		3/2028		29,859	29,585	28,291
Rushmore Investment III LLC (dba Winland Foods)(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2030		506,877	502,793	506,877
Savor Acquisition, Inc. (dba Sauer Brands)(3)(9)	First lien senior secured loan	S+	3.00%		2/2032		20,685	20,640	20,754
Snacking Investments US LLC (dba Arnott's Group)(3)(9)(31)	First lien senior secured loan	S+	3.00%		10/2032		14,000	13,966	14,070
The Better Being Co., LLC (fka Nutraceutical International Corporation)(3)(4)(8)	First lien senior secured loan	S+	6.00%		12/2029		169,550	167,869	167,854
Tacala, LLC(8)	First lien senior secured loan	S+	3.00%		1/2031		54,948	54,826	55,283
Vital Bidco AB (dba Vitamin Well)(3)(4)(8)(31)	First lien senior secured loan	S+	4.25%		10/2031		224,343	220,675	224,343
								1,655,470	1,661,251	8.4%
Healthcare equipment and services
Arctic US Bidco, Inc. (dba ThermoSafe)(3)(4)(9)	First lien senior secured loan	S+	4.75%		11/2032		82,014	81,611	81,604
Bamboo US BidCo LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2030		126,448	126,201	126,448
Bamboo US BidCo LLC(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	5.06%		9/2030		11,195	11,085	11,195
Bamboo US BidCo LLC(3)(4)(14)	First lien senior secured EUR term loan	E+	5.00%		9/2030		€60,993	64,167	71,633
Cadence, Inc.(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		5/2028		11,805	11,805	11,770
Cadence, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.25%		5/2028		2,383	2,383	2,383
Canadian Hospital Specialties Limited(3)(4)(21)(31)	First lien senior secured loan	C+	4.50%		4/2028	C$	4,784	3,794	3,456
Canadian Hospital Specialties Limited(3)(4)(21)(22)(31)	First lien senior secured revolving loan	C+	4.50%		4/2027	C$	322	256	231
Cambrex Corporation(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		3/2032		224,180	221,898	224,180
Confluent Medical Technologies, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.00%		2/2029		64,097	64,097	64,417
Creek Parent, Inc. (dba Catalent)(3)(4)(8)	First lien senior secured loan	S+	5.00%		12/2031		292,369	287,825	290,907
CSC MKG Topco LLC (dba Medical Knowledge Group)(3)(4)(8)	First lien senior secured loan	S+	5.50%		2/2029		97,757	96,715	97,757
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(3)(4)(14)	First lien senior secured EUR term loan	E+	5.50%		3/2031		€55,076	58,929	63,714
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(3)(4)(13)(22)	First lien senior secured EUR revolving loan	E+	5.50%		3/2031		€352	411	342
Nelipak Holding Company(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		3/2031		48,804	48,236	48,038

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Nelipak Holding Company(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.50%		3/2031	1,319	1,221	1,188
NSM Top Holdings Corp. (dba National Seating & Mobility)(3)(4)(9)	First lien senior secured loan	S+	4.25%		5/2029	9,975	9,950	10,000
Packaging Coordinators Midco, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2032	516,583	510,067	514,000
Packaging Coordinators Midco, Inc.(3)(4)(19)	First lien senior secured delayed draw term loan	SA+	4.75%		10/2032	£44,486	58,535	59,537
Packaging Coordinators Midco, Inc.(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	4.50%		1/2032	2,825	2,815	2,808
Patriot Acquisition TopCo S.À R.L. (dba Corza Health, Inc.)(3)(4)(9)(22)(31)	First lien senior secured loan	S+	4.75%		1/2028	150,630	150,227	150,630
Patriot Acquisition TopCo S.À R.L. (dba Corza Health, Inc.)(3)(4)(8)(31)	First lien senior secured delayed draw term loan	S+	4.75%		1/2028	13,445	13,404	13,445
PerkinElmer U.S. LLC(3)(4)(8)	First lien senior secured loan	S+	4.75%		3/2029	186,674	186,351	186,674
Resonetics, LLC(3)(9)	First lien senior secured loan	S+	2.75%		6/2031	39,800	39,800	39,840
Rhea Parent, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2030	201,279	200,774	199,266
TBRS, Inc. (dba TEAM Technologies)(3)(4)(9)	First lien senior secured loan	S+	4.75%		11/2031	155,875	155,131	155,095
Zest Acquisition Corp.(3)(4)(9)	First lien senior secured loan	S+	5.25%		2/2028	19,336	19,336	18,901
							2,427,024	2,449,459	12.4%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2030	36,213	36,135	36,032
Anesthesia Consulting & Management, LP(3)(4)(10)	First lien senior secured loan	S+	5.00%		12/2032	53,841	53,488	53,302
Atlas Borrower, LLC (dba Anovo)(3)(4)(9)	First lien senior secured loan	S+	4.50%		9/2032	94,017	93,110	93,077
Belmont Buyer, Inc. (dba Valenz)(3)(4)(9)	First lien senior secured loan	S+	6.50%		6/2029	67,923	67,022	67,923
Belmont Buyer, Inc. (dba Valenz)(3)(4)(9)	First lien senior secured loan	S+	5.25%		6/2029	47,703	47,412	47,588
Bristol Hospice L.L.C.(3)(4)(9)	First lien senior secured loan	S+	5.00%		8/2032	201,521	200,550	201,521
Commander Buyer, Inc. (dba CenExel)(3)(4)(9)	First lien senior secured loan	S+	4.75%		6/2032	123,490	122,854	123,490
Confluent Health, LLC(3)(4)(8)	First lien senior secured loan	S+	5.00%		11/2028	19,650	19,262	17,734
Covetrus, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2029	34,947	33,911	32,501
Covetrus, Inc.(3)(4)(9)	Second lien senior secured loan	S+	9.25%		10/2030	160,000	157,652	154,800
D4C Dental Brands, Inc.(4)(10)(22)	First lien senior secured loan	S+	4.50%		11/2029	140,814	139,734	140,442
Engage Debtco Limited(4)(9)(31)	First lien senior secured loan	S+	3.02%	4.00%	7/2029	33,397	32,819	32,479
Engage Debtco Limited(3)(4)(9)(31)	First lien senior secured loan	S+	3.18%	2.75%	7/2029	64,646	63,753	61,253
Engage Debtco Limited(3)(4)(9)(31)	First lien senior secured delayed draw term loan	S+	3.08%	2.75%	7/2029	20,993	20,741	19,891
EresearchTechnology, Inc. (dba Clario)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		1/2032	210,617	208,617	210,617
Ex Vivo Parent Inc. (dba OB Hospitalist)(3)(4)(8)	First lien senior secured loan	S+		9.50%	9/2028	47,970	47,666	47,970
KABAFUSION Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		11/2031	111,288	110,286	111,288
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		12/2029	270,538	267,527	269,861
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(3)(4)(10)(22)	First lien senior secured loan	S+	4.00%		9/2030	82,838	82,492	82,838
Maple Acquisition, LLC (dba Medicus)(3)(4)(10)	First lien senior secured loan	S+	4.75%		5/2031	92,358	91,787	92,358
MED ParentCo, LP(8)	First lien senior secured loan	S+	3.00%		4/2031	24,813	24,813	24,860
Natural Partners, LLC(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		11/2030	162,585	161,139	162,585
Neptune Holdings, Inc. (dba NexTech)(3)(4)(9)	First lien senior secured loan	S+	4.50%		8/2030	30,265	30,136	30,189

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units		Amortized Cost(2)(27)	Fair Value	% of Net Assets

OB Hospitalist Group, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.25%		9/2027	67,724		67,192	67,724
OneOncology, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		6/2030	242,024		240,906	242,024
OneOncology, LLC(3)(4)(9)	First lien senior secured delayed draw term loan	S+	5.00%		6/2030	123,673		122,936	123,673
OneOncology, LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	4.50%		6/2030	31,686		31,246	31,231
Pacific BidCo Inc.(3)(4)(10)(31)	First lien senior secured loan	S+	5.75%		8/2029	190,416		187,708	189,941
Pediatric Associates Holding Company, LLC(3)(9)	First lien senior secured loan	S+	3.25%		12/2028	31,896		31,160	31,134
Pediatric Associates Holding Company, LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		12/2028	27,138		26,427	27,138
PetVet Care Centers, LLC(3)(4)(8)	First lien senior secured loan	S+	6.00%		11/2030	238,106		236,286	214,295
PetVet Care Centers, LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		11/2029	3,326		3,119	—
Phoenix Newco, Inc. (dba Parexel)(3)(8)	First lien senior secured loan	S+	2.75%		12/2031	7,000		6,979	7,019
PG Buyer, LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		9/2031	29,509		29,226	29,361
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	88,525		87,766	88,525
Physician Partners, LLC(3)(4)(9)	First lien senior secured loan	S+	6.00%		12/2029	176,323		167,759	158,250
Physician Partners, LLC(3)(9)	First lien senior secured loan	S+	1.50%	2.50%	12/2029	18,108		11,957	8,534
Physician Partners, LLC(4)(9)	First lien senior secured loan	S+	3.00%	2.50%	12/2029	82,890		57,870	41,859
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)(29)	First lien senior secured loan	S+	5.75%		5/2029	112,522		105,818	87,205
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)(29)	First lien senior secured delayed draw term loan	S+	6.25%		5/2029	4,260		3,989	3,301
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)(29)	First lien senior secured revolving loan	S+	5.75%		5/2028	12,799		12,076	9,920
PPV Intermediate Holdings, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.75%		8/2029	162,428		160,357	160,268
PPV Intermediate Holdings, LLC(3)(4)(9)	First lien senior secured delayed draw term loan	S+	6.00%		8/2029	9,947		9,880	9,872
Premise Health Holding Corp.(3)(4)(9)	First lien senior secured loan	S+	4.50%		11/2032	101,047		100,565	100,035
Quva Pharma, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	3.00%	4/2028	5,872		5,800	5,695
Quva Pharma, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	3.00%	4/2026	450		448	436
Quva Pharma, Inc.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.50%		4/2026	336		336	323
SCHP Purchaser, Inc. (dba St. Croix Hospice)(3)(4)(9)	First lien senior secured loan	S+	4.50%		10/2032	119,308		118,139	118,115
SimonMed, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		2/2032	270,211		268,882	268,150
SimonMed, Inc.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.55%		2/2031	13,810		13,679	13,580
Soleo Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		2/2032	108,560		108,072	108,560
Soliant Lower Intermediate, LLC (dba Soliant)(3)(10)	First lien senior secured loan	S+	3.75%		7/2031	64,236		62,000	51,549
Tivity Health, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2029	74,263		74,264	74,263
Unified Women's Healthcare, LP(3)(4)(9)	First lien senior secured loan	S+	5.00%		6/2029	163,067		162,216	163,067
Unified Women's Healthcare, LP(3)(4)(8)	First lien senior secured delayed draw term loan	S+	5.00%		6/2029	124,150		123,454	124,150
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2031	183,585		181,888	183,126
Vermont Aus Pty Ltd(3)(4)(17)(31)	First lien senior secured AUD term loan	B+	4.50%		3/2028	A$	69,987	46,216	46,671
WCG Intermediate Corp. (f/k/a Da Vinci Purchaser Corp.) (dba WCG)(3)(8)	First lien senior secured loan	S+	3.00%		2/2032	29,850		29,732	29,892
								5,009,254	4,933,485	25.0%
Healthcare technology
Athenahealth Group Inc.(3)(8)	First lien senior secured loan	S+	2.75%		2/2029	9,120		9,120	9,129

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2028	52,138	51,761	51,617
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(8)	First lien senior secured delayed draw term loan	S+	5.75%		8/2028	25,292	25,037	25,039
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.75%		8/2026	3,879	3,870	3,833
Bracket Intermediate Holding Corp.(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2031	52,036	51,528	51,516
Color Intermediate, LLC (dba ClaimsXten)(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2029	8,982	8,982	8,960
Cotiviti, Inc.(3)(8)	First lien senior secured loan	S+	2.75%		5/2031	9,960	9,653	9,553
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		8/2031	353,893	352,190	353,893
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		8/2031	100,140	99,579	99,640
Ensemble RCM, LLC(3)(9)	First lien senior secured loan	S+	3.00%		8/2029	3,459	3,444	3,474
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2028	24,328	24,100	23,598
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	6.00%		10/2027	223	213	173
Himalaya Topco LLC (dba HealthEdge)(3)(4)(8)	First lien senior secured loan	S+	2.75%	2.25%	6/2032	53,362	52,854	52,829
Imprivata, Inc.(3)(9)	First lien senior secured loan	S+	3.00%		12/2027	7,775	7,775	7,799
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured loan	S+	4.00%	2.50%	12/2030	49,100	48,275	48,118
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured delayed draw term loan	S+	6.00%		12/2030	751	736	736
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		6/2030	3,566	3,494	3,472
Inovalon Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	2.75%	11/2028	309,410	309,025	303,221
Inovalon Holdings, Inc.(3)(4)(9)	Second lien senior secured loan	S+		8.50%	11/2033	121,387	121,387	111,676
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(3)(4)(9)(31)	First lien senior secured loan	S+	6.50%		8/2026	31,219	31,158	31,219
Interoperability Bidco, Inc. (dba Lyniate)(3)(4)(9)(22)	First lien senior secured loan	S+	5.75%		3/2028	77,758	77,620	77,344
Klick Inc.(3)(4)(8)(31)	First lien senior secured loan	S+	5.00%		11/2032	169,574	168,740	168,726
Modernizing Medicine, Inc. (dba ModMed)(3)(4)(9)	First lien senior secured loan	S+	2.50%	2.25%	4/2032	115,895	114,844	115,316
Raven Acquisition Holdings, LLC (dba R1 RCM)(3)(8)	First lien senior secured loan	S+	3.00%		11/2031	24,774	24,698	24,843
RL Datix Holdings (USA), Inc.(3)(4)(10)	First lien senior secured loan	S+	5.00%		4/2031	66,094	66,094	66,094
RL Datix Holdings (USA), Inc.(3)(4)(19)	First lien senior secured GBP term loan	SA+	5.00%		4/2031	£30,607	41,306	41,168
Salinger Bidco Inc. (dba Surgical Information Systems)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2031	59,336	58,578	59,336
Salinger Bidco Inc. (dba Surgical Information Systems)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.75%		5/2031	479	411	479
Zelis Cost Management Buyer, Inc.(3)(8)	First lien senior secured loan	S+	2.75%		9/2029	7,905	7,855	7,820
Zelis Cost Management Buyer, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		11/2031	70,252	69,949	69,641
							1,844,276	1,830,262	9.3%
Household products
Home Service TopCo IV, Inc.(3)(4)(10)	First lien senior secured loan	S+	4.50%		12/2027	35,557	35,557	35,557
Home Service TopCo IV, Inc.(3)(4)(10)	First lien senior secured delayed draw term loan	S+	4.50%		12/2027	5,465	5,423	5,465
Mario Midco Holdings, Inc. (dba Len the Plumber)(3)(4)(9)	Unsecured facility	S+		10.75%	4/2032	36,885	36,374	35,040
Mario Purchaser, LLC (dba Len the Plumber)(3)(4)(9)	First lien senior secured loan	S+	5.75%		4/2029	115,454	114,199	111,125

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Mario Purchaser, LLC (dba Len the Plumber)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.75%		4/2028	7,341	7,279	7,040
Saber Parent Holdings Corp. (dba Service Logic)(3)(4)(9)	First lien senior secured loan	S+	4.50%		12/2032	89,829	89,382	89,380
Sentinel Buyer Corp. (dba SimpliSafe)(3)(4)(8)	First lien senior secured loan	S+	5.00%		11/2032	224,315	222,108	222,072
Southern Air & Heat Holdings, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		1/2029	2,169	2,157	2,169
Southern Air & Heat Holdings, LLC(3)(4)(10)(22)	First lien senior secured delayed draw term loan	S+	5.25%		1/2029	10,420	9,898	10,420
Walker Edison Furniture Company LLC(3)(4)(6)(22)(28)(29)	First lien senior secured loan	N/A	10.00%		2/2026	1,336	1,305	1,346
Walker Edison Furniture Company LLC(3)(4)(9)(22)(28)(29)	First lien senior secured delayed draw term loan	S+		6.75%	3/2027	4,717	3,072	46
Walker Edison Furniture Company LLC(3)(4)(9)(22)(28)(29)	First lien senior secured revolving loan	S+		6.25%	3/2027	1,333	1,297	—
							528,051	519,660	2.6%
Human resource support services
AQ Carver Buyer, Inc. (dba CoAdvantage)(3)(9)	First lien senior secured loan	S+	5.50%		8/2029	21,994	21,687	20,868
BusinessSolver.com, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		12/2032	16,441	16,360	16,359
Cornerstone OnDemand, Inc.(3)(4)(8)	Second lien senior secured loan	S+	6.50%		10/2029	44,583	44,205	40,125
Dawn Bidco, LLC (dba Dayforce)(3)(8)	First lien senior secured loan	S+	3.00%		10/2032	122,500	122,206	122,059
IG Investments Holdings, LLC (dba Insight Global)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2028	47,239	47,241	47,239
							251,699	246,650	1.2%
Infrastructure and environmental services
AWP Group Holdings, Inc.(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		12/2030	44,348	44,349	43,874
Azuria Water Solutions, Inc. (f/k/a Aegion Corporation)(8)	First lien senior secured loan	S+	3.00%		5/2028	36,480	36,480	36,618
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		1/2031	65,113	64,528	65,113
GI Apple Midco LLC (dba Atlas Technical Consultants)(3)(4)(8)	First lien senior secured loan	S+	6.75%		4/2030	92,471	91,402	90,853
GI Apple Midco LLC (dba Atlas Technical Consultants)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.75%		4/2029	4,987	4,865	4,793
KENE Acquisition, Inc. (dba Entrust Solutions Group)(3)(4)(9)	First lien senior secured loan	S+	4.75%		2/2031	24,098	23,982	24,098
KENE Acquisition, Inc. (dba Entrust Solutions Group)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.75%		2/2031	396	396	396
Peachtree Buyer, Inc. (dba Pond & Company)(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		12/2032	93,379	92,281	92,274
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		3/2029	41,016	40,613	41,016
USIC Holdings, Inc.(4)(9)(22)	First lien senior secured loan	S+	5.50%		9/2031	38,830	38,507	37,836
USIC Holdings, Inc.(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		9/2031	2,262	2,223	2,142
Vessco Midco Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	4.50%		7/2031	71,654	71,051	71,654
W.A. Kendall and Company, LLC(3)(4)(10)(22)	First lien senior secured loan	S+	5.75%		4/2030	53,159	52,249	51,644
W.A. Kendall and Company, LLC(3)(4)(10)(22)	First lien senior secured revolving loan	S+	5.88%		4/2030	4,553	4,480	4,431
VCI Asset Holdings 1 LLC(3)(4)(6)(31)	First lien senior secured loan	N/A	10.00%		11/2030	214,318	212,214	212,175
Vessco Midco Holdings, LLC(3)(4)(10)	First lien senior secured loan	S+	4.50%		7/2031	24,457	24,337	24,457
Vessco Midco Holdings, LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	4.50%		7/2031	19,745	19,560	19,745
							823,517	823,119	4.2%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Insurance
Acrisure, LLC(3)(4)(6)(31)	Unsecured notes	N/A	8.50%		6/2029	18,375	18,375	19,180
Acrisure, LLC(3)(8)	First lien senior secured loan	S+	3.00%		11/2030	58,594	58,594	58,483
Alera Group, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		5/2032	44,888	44,678	45,081
Alera Group, Inc.(3)(8)	Second lien senior secured loan	S+	5.50%		5/2033	124,688	124,095	126,907
AmeriLife Holdings LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		8/2029	316,933	314,115	315,346
AmeriLife Holdings LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		8/2028	5,565	5,356	5,398
Ardonagh Midco 3 PLC(3)(9)(31)	First lien senior secured loan	S+	2.75%		2/2031	15,175	15,175	15,128
Asurion, LLC(3)(8)	Second lien senior secured loan	S+	5.25%		1/2029	79,017	76,546	77,437
Atlas US Finco, Inc. (dba Nearmap)(3)(4)(8)(31)	First lien senior secured loan	S+	4.75%		12/2029	73,102	72,776	72,737
Brightway Holdings, LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.75%		12/2027	21,028	20,916	21,028
Brightway Holdings, LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	5.75%		12/2027	7,167	7,122	7,167
CFC USA 2025 LLC (dba CFC Insurance)(3)(9)(31)	First lien senior secured loan	S+	3.75%		7/2032	80,000	79,244	77,704
Diamond Mezzanine 24 LLC (dba United Risk)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		10/2030	129,597	129,019	129,597
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(4)(9)	First lien senior secured loan	S+	3.25%		8/2032	25,000	24,940	25,125
Evolution BuyerCo, Inc. (dba SIAA)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2030	234,171	233,257	234,171
Galway Borrower LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	4.50%		9/2028	11,241	11,166	11,241
HIG Operations Holdings, Inc. (dba Higginbotham)(4)(8)	First lien senior secured loan	S+	4.50%		12/2031	64,463	64,463	64,463
IMA Financial Group, Inc.(3)(8)	First lien senior secured loan	S+	3.00%		11/2028	26,158	26,138	26,203
Integrity Marketing Acquisition, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		8/2028	378,984	377,532	378,984
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)(3)(4)(9)	First lien senior secured loan	S+	4.50%		11/2032	41,724	41,518	41,515
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(3)(4)(8)	First lien senior secured loan	S+		10.60%	7/2030	19,232	19,099	19,232
KWOR Acquisition, Inc. (dba Alacrity Solutions)(3)(4)(9)	First lien senior secured loan	S+	1.00%	5.25%	2/2030	18,050	17,976	18,050
KWOR Acquisition, Inc. (dba Alacrity Solutions)(3)(4)(9)	First lien senior secured loan	S+	5.25%		2/2030	240	240	240
KWOR Intermediate I, Inc. (dba Alacrity Solutions)(3)(4)(9)	First lien senior secured loan	S+		8.00%	2/2030	6,339	6,289	6,212
Mitchell International, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		6/2031	46,754	46,618	46,876
Mitchell International, Inc.(3)(8)	Second lien senior secured loan	S+	5.25%		6/2032	37,700	37,498	37,285
One, Inc. Software Corporation(3)(4)(9)	First lien senior secured loan	S+	4.50%		12/2032	100,750	100,250	100,246
Simplicity Financial Marketing Group Holdings, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		12/2031	168,915	167,328	168,915
Summit Acquisition Inc. (dba K2 Insurance Services)(3)(4)(8)	First lien senior secured loan	S+	3.50%		10/2031	23,701	23,701	23,819
The Liberty Company Insurance Brokers, LLC(3)(4)(9)	First lien senior secured loan	S+	3.75%		10/2032	25,000	24,878	25,063
THG Acquisition, LLC (dba Hilb)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		10/2031	99,624	98,683	98,773
Trucordia Insurance Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	3.25%		6/2032	103,740	103,496	102,962
Trucordia Insurance Holdings, LLC(3)(4)(8)	Second lien senior secured loan	S+	5.75%		6/2033	275,750	273,121	275,061
Truist Insurance Holdings, LLC(3)(9)	First lien senior secured loan	S+	2.75%		5/2031	3,500	3,492	3,501
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		12/2029	43,017	42,819	43,017
							2,710,513	2,722,147	13.8%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Internet software and services
Activate Holdings (US) Corp. (dba Absolute Software)(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		7/2030	5,653	5,635	5,653
AI Titan Parent, Inc. (dba Prometheus Group)(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		8/2031	35,490	35,168	35,110
AlphaSense, Inc.(3)(4)(9)	First lien senior secured loan	S+	6.25%		6/2029	3,533	3,507	3,525
Anaplan, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		6/2029	262,329	262,329	262,329
Appfire Technologies, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		3/2028	14,686	14,630	14,686
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(9)	First lien senior secured loan	S+	4.75%		1/2031	121,216	120,271	121,216
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.65%		1/2031	2,428	2,370	2,428
Armstrong Bidco Limited(3)(4)(19)(31)	First lien senior secured GBP term loan	SA+	5.25%		6/2029	£40,433	49,062	54,113
Artifact Bidco, Inc. (dba Avetta)(3)(4)(9)	First lien senior secured loan	S+	4.15%		7/2031	15,498	15,434	15,498
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(3)(4)(8)	First lien senior secured loan	S+	6.00%		3/2031	17,955	17,744	17,955
Barracuda Parent, LLC(3)(9)	First lien senior secured loan	S+	4.50%		8/2029	14,009	13,761	11,308
Barracuda Parent, LLC(3)(4)(9)	Second lien senior secured loan	S+	7.00%		8/2030	93,250	91,333	67,606
Barracuda Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	6.50%		8/2029	34,116	33,282	30,022
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)	First lien senior secured loan	S+	2.50%	3.00%	10/2028	220,746	220,718	220,746
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2027	4,547	4,502	4,547
BCTO BSI Buyer, Inc. (dba Buildertrend)(3)(4)(9)	First lien senior secured loan	S+	6.50%		12/2028	1,191	1,188	1,191
BCTO WIW Holdings, Inc. (dba When I Work)(3)(4)(6)	Senior convertible notes	N/A		5.50%	8/2030	3,859	3,823	3,823
By Light Professional IT Services LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		7/2031	92,725	91,416	91,334
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		8/2027	9,922	9,842	9,708
CALABRIO, INC.(3)(4)(9)	First lien senior secured loan	S+	4.00%		11/2032	25,000	23,763	23,750
CivicPlus, LLC(3)(4)(9)	First lien senior secured loan	S+	3.25%	2.75%	8/2030	39,078	38,901	39,078
CivicPlus, LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	5.50%		8/2030	5,415	5,388	5,415
Cloud Software Group, Inc.(3)(9)	First lien senior secured loan	S+	3.25%		3/2031	79,413	79,413	79,476
Cloud Software Group, Inc.(3)(9)	First lien senior secured loan	S+	3.25%		8/2032	54,183	54,183	54,216
Clover Holdings 2, LLC (dba Cohesity)(3)(8)	First lien senior secured loan	S+	3.96%		12/2031	75,815	75,081	75,747
Coupa Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		2/2030	23,979	23,979	23,979
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(3)(4)(10)	Unsecured notes	S+		11.75%	6/2034	12,419	12,315	12,419
Crewline Buyer, Inc. (dba New Relic)(3)(4)(9)	First lien senior secured loan	S+	6.75%		11/2030	171,701	169,714	170,414
Databricks, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.50%		1/2031	73,469	73,152	73,469
Delta TopCo, Inc. (dba Infoblox, Inc.)(3)(8)	First lien senior secured loan	S+	2.75%		11/2029	6,294	6,248	6,257
Delta TopCo, Inc. (dba Infoblox, Inc.)(3)(8)	Second lien senior secured loan	S+	5.25%		11/2030	82,075	81,626	80,745
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)(3)(4)(8)	First lien senior secured loan	S+	5.50%		8/2032	252,841	249,109	249,048
Diamond Insure Bidco (dba Acturis)(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	3.75%		7/2031	€3,123	3,297	3,668
Diamond Insure Bidco (dba Acturis)(3)(4)(19)(31)	First lien senior secured GBP term loan	SA+	4.00%		7/2031	£10,209	12,696	13,732
EET Buyer, Inc. (dba e-Emphasys)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		11/2027	46,578	46,314	46,578
Einstein Parent, Inc. (dba Smartsheet)(3)(4)(9)	First lien senior secured loan	S+	6.50%		1/2031	76,841	76,112	76,265

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Entrata, Inc.(3)(4)(8)	First lien senior secured loan	S+	3.00%		9/2032	5,000	4,988	5,025
Flexera Software LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		8/2032	129,403	128,974	129,079
Flexera Software LLC(3)(4)(13)	First lien senior secured EUR term loan	E+	4.50%		8/2032	€31,803	37,158	37,257
Forescout Technologies, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		5/2032	164,574	164,019	163,751
Granicus, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.00%	1/2031	33,561	33,311	33,561
Granicus, Inc.(3)(4)(9)	First lien senior secured delayed draw term loan	S+	3.00%	2.00%	1/2031	4,971	4,935	4,959
GS Acquisitionco, Inc. (dba insightsoftware)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		5/2028	9,582	9,574	9,482
Gusto, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		11/2030	67,479	67,233	67,226
Hyland Software, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2030	144,291	144,291	144,291
Icefall Parent, Inc. (dba EngageSmart)(3)(4)(9)	First lien senior secured loan	S+	4.50%		1/2030	27,961	27,961	27,961
Infobip Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	5.50%		6/2029	12,903	12,732	12,773
JS Parent, Inc. (dba Jama Software)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2031	900	897	900
KnowBe4, Inc.(3)(9)	First lien senior secured loan	S+	3.75%		7/2032	48,000	47,910	47,971
Litera Bidco LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		5/2028	42,523	42,388	42,523
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(3)(4)(8)(31)	First lien senior secured loan	S+	4.50%		7/2028	166,394	166,257	166,394
Ministry Brands Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	52,393	51,877	52,000
Ministry Brands Holdings, LLC(3)(4)(12)(22)	First lien senior secured revolving loan	P+	4.50%		12/2027	395	364	360
Mitnick Corporate Purchaser, Inc.(4)(9)(22)	First lien senior secured revolving loan	S+	3.50%		5/2027	1,438	1,441	(2,031)
PDI TA Holdings, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		2/2031	63,671	62,910	62,859
Perforce Software, Inc.(3)(8)	First lien senior secured loan	S+	4.75%		3/2031	4,925	4,909	4,127
Perforce Software, Inc.(3)(8)	First lien senior secured loan	S+	4.75%		6/2029	14,516	14,339	12,992
Project Alpha Intermediate Holding, Inc. (dba Qlik)(3)(9)	First lien senior secured loan	S+	3.25%		10/2030	54,365	54,313	54,245
Proofpoint, Inc.(3)(9)	First lien senior secured loan	S+	3.00%		8/2028	32,704	32,566	32,841
Proofpoint, Inc.(3)(4)(9)	Second lien senior secured loan	S+	5.75%		12/2033	35,748	35,390	35,748
Proofpoint, Inc.(3)(4)(14)	Second lien senior secured loan	E+	5.75%		12/2033	€31,272	35,396	36,728
QAD, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		11/2027	45,811	45,811	45,811
Sophos Holdings, LLC(3)(8)(31)	First lien senior secured loan	S+	3.50%		3/2027	51,069	50,986	51,059
Securonix, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	3.75%	4/2029	30,805	30,642	27,801
Sitecore Holding III A/S(3)(4)(14)	First lien senior secured EUR term loan	E+	7.00%		3/2029	€26,396	27,818	31,001
Sitecore Holding III A/S(3)(4)(9)	First lien senior secured loan	S+	7.00%		3/2029	4,577	4,556	4,577
Sitecore USA, Inc.(3)(4)(9)	First lien senior secured loan	S+	7.00%		3/2029	27,591	27,470	27,591
Storable, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		4/2031	62,806	62,705	63,044
Storable Intermediate Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+		6.00%	4/2032	30,135	30,002	30,135
Spaceship Purchaser, Inc. (dba Squarespace)(3)(4)(9)	First lien senior secured loan	S+	3.75%		10/2031	95,352	95,352	95,352
Tricentis Operations Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	1.38%	4.88%	2/2032	52,162	51,710	51,641
Themis Solutions Inc. (dba Clio)(3)(4)(8)(31)	First lien senior secured loan	S+	1.75%	3.75%	10/2032	19,517	19,328	19,322
Thunder Purchaser, Inc. (dba Vector Solutions)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		6/2028	44,328	44,157	44,328
Victors Purchaser, LLC (dba Service Express)(3)(4)(9)	First lien senior secured loan	S+	4.50%		12/2032	111,543	111,265	111,264
Victors Purchaser, LLC (dba Service Express)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.50%		12/2032	1,419	1,336	1,377
VIRTUSA CORPORATION(3)(8)	First lien senior secured loan	S+	3.25%		2/2029	16,411	16,428	16,435
Zendesk, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		11/2028	201,214	199,306	201,214
							4,032,311	4,012,028	20.3%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Leisure and entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		7/2031	341,349	337,652	341,349
Birdie Bidco, Inc. (dba Concert Golf Partners)(3)(4)(9)	First lien senior secured loan	S+	4.50%		11/2032	148,886	148,152	148,142
Birdie Bidco, Inc. (dba Concert Golf Partners)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.14%		11/2032	2,690	2,572	2,569
Bally’s Corporation(3)(9)(31)	First lien senior secured loan	S+	3.25%		10/2028	62,530	62,019	61,586
Eternal Buyer, LLC (dba Wedgewood Weddings)(3)(4)(8)	First lien senior secured loan	S+	4.50%		6/2032	76,861	76,499	76,477
Troon Golf, L.L.C.(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		8/2028	378,812	378,625	378,812
							1,005,519	1,008,935	5.1%
Manufacturing
CPM Holdings, Inc.(8)	First lien senior secured loan	S+	4.50%		9/2028	4,761	4,681	4,732
CPM Holdings, Inc.(8)(22)	First lien senior secured revolving loan	S+	4.50%		6/2028	861	834	831
Engineered Machinery Holdings, Inc. (dba Duravant)(3)(9)(22)	First lien senior secured loan	S+	3.25%		11/2032	23,074	23,017	23,202
Engineered Machinery Holdings, Inc. (dba Duravant)(4)(9)	Second lien senior secured loan	S+	6.00%		5/2029	19,160	19,133	19,160
Faraday Buyer, LLC (dba MacLean Power Systems)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2028	133,562	131,894	133,562
FR Flow Control CB LLC (dba Trillium Flow Technologies)(3)(4)(9)(31)	First lien senior secured loan	S+	5.00%		12/2029	140,118	139,250	140,118
Gloves Buyer, Inc. (dba Protective Industrial Products)(3)(8)	First lien senior secured loan	S+	4.00%		5/2032	100,007	99,542	99,367
Helix Acquisition Holdings, Inc. (dba MW Industries)(3)(4)(8)	First lien senior secured loan	S+	6.98%		3/2030	61,484	60,195	61,023
MHE Intermediate Holdings, LLC (dba OnPoint Group)(3)(4)(9)(22)	First lien senior secured loan	S+	6.00%		7/2027	60,964	60,770	59,386
MHE Intermediate Holdings, LLC (dba OnPoint Group)(3)(4)(9)	First lien senior secured loan	S+	6.25%		7/2027	4,620	4,585	4,516
Sonny's Enterprises, LLC(3)(4)(9)	First lien senior secured loan	S+	5.50%		8/2028	164,773	163,499	163,951
Sonny's Enterprises, LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	6.50%		8/2028	8,713	8,598	8,713
Sonny's Enterprises, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.50%		8/2027	10,394	10,253	10,265
							726,251	728,826	3.7%
Pharmaceuticals
Opal US LLC(3)(9)(31)	First lien senior secured loan	S+	3.00%		4/2032	7,481	7,447	7,521
Puma Buyer, LLC (dba PANTHERx)(3)(4)(9)	First lien senior secured loan	S+	4.25%		3/2032	183,449	182,293	183,449
							189,740	190,970	1.0%
Professional services
AmSpec Parent, LLC(3)(9)	First lien senior secured loan	S+	3.50%		12/2031	39,808	39,803	39,808
Apex Group Treasury LLC(3)(9)(31)	First lien senior secured loan	S+	3.50%		2/2032	137,263	136,647	128,808
Certinia Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		8/2031	209,536	209,127	209,012
DCCM, LLC(3)(4)(8)	First lien senior secured loan	S+	4.75%		6/2032	53,506	53,005	52,971
Element Materials Technology(3)(9)(31)	First lien senior secured loan	S+	3.67%		6/2029	27,109	27,109	27,280
EP Purchaser, LLC (dba Entertainment Partners)(3)(9)	First lien senior secured loan	S+	4.50%		11/2028	25,391	24,902	18,076
Essential Services Holding Corporation (dba Turnpoint)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		6/2030	1,743	1,710	1,666
Essential Services Holding Corporation (dba Turnpoint)(3)(4)(9)	First lien senior secured loan	S+	5.00%		6/2031	35,548	35,253	34,926
Gerson Lehrman Group, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2028	165,599	164,765	165,599
Guidehouse Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		12/2030	108,532	108,532	107,447
Paris US Holdco, Inc. (dba Precinmac)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		12/2031	70,147	69,461	69,951

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Pike Corp.(3)(4)(9)	First lien senior secured loan	S+	4.50%		12/2032	245,776	244,552	244,547
Relativity ODA LLC(3)(4)(8)	First lien senior secured loan	S+	4.50%		5/2029	32,738	32,639	32,738
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(9)	First lien senior secured loan	S+	6.50%		5/2028	249,583	249,216	249,583
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(14)	First lien senior secured EUR term loan	E+	6.75%		5/2028	€42,619	46,259	50,054
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.50%		5/2028	6,854	6,835	6,854
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(9)	First lien senior secured delayed draw term loan	S+	6.94%		5/2028	4,777	4,777	4,777
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(14)	First lien senior secured EUR delayed draw term loan	E+	7.25%		5/2028	€972	1,033	1,141
Sovos Compliance, LLC(3)(8)	First lien senior secured loan	S+	3.25%		8/2029	42,897	42,919	42,996
Thevelia (US) LLC (dba Tricor)(9)(31)	First lien senior secured loan	S+	3.00%		6/2029	10,935	10,935	10,963
Vensure Employer Services, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	195,424	193,741	193,470
Vistage International, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.75%		7/2029	29,536	29,536	29,388
							1,732,756	1,722,055	8.7%
Specialty retail
Galls, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	6.00%		3/2030	155,851	153,829	155,851
Ideal Image Development, LLC(3)(4)(9)(22)(28)(29)	First lien senior secured loan	S+		6.50%	2/2029	3,552	3,256	—
Ideal Image Development, LLC(3)(4)(9)(22)(28)(29)	First lien senior secured revolving loan	S+	6.00%		2/2029	715	678	420
Milan Laser Holdings LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		4/2027	19,802	19,751	19,307
The Shade Store, LLC(3)(4)(9)	First lien senior secured loan	S+		6.00%	10/2029	23,437	18,313	18,281
							195,827	193,859	1.0%
Telecommunications
CCI BUYER, INC. (dba Consumer Cellular)(3)(4)(9)	First lien senior secured loan	S+	5.00%		5/2032	495,780	491,158	495,780
EOS Finco S.A.R.L(3)(9)(28)(29)(31)	First lien senior secured loan	S+		6.00%	10/2029	88,071	68,077	21,771
Level 3 Financing, Inc.(3)(8)(31)	First lien senior secured loan	S+	3.25%		3/2032	79,167	79,167	79,349
							638,402	596,900	3.0%
Transportation
Lightbeam Bidco, Inc. (dba Lazer Spot)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		5/2030	148,687	148,604	148,687
Motus Group, LLC(3)(9)	First lien senior secured loan	S+	3.75%		12/2028	32,118	32,108	31,932
							180,712	180,619	0.9%
Total non-controlled/non-affiliated debt investments							$33,684,592	$33,511,862	169.6%
Total non-controlled/non-affiliated misc. debt commitments(22)(23)(Note 8)							$(16,124)	$(11,163)	(0.1)%
Total non-controlled/non-affiliated portfolio company debt investments							$33,668,468	$33,500,699	169.5%
Equity Investments
Asset based lending and fund finance
Amergin Asset Management, LLC(3)(4)(29)(30)	Specialty finance equity investment	N/A			N/A	50,000,000	$1	$2,137
							1	2,137	—%
Automotive services
Percheron Horsepower-A LP (dba Big Brand Tire & Service)(3)(5)(22)(29)(30)(31)	Limited Partner Interest	N/A			N/A	71,485	71,485	85,013
CD&R Value Building Partners I, L.P. (dba Belron)(3)(5)(29)(30)(31)	LP Interest	N/A			N/A	36,993	35,998	49,239
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(3)(4)(6)(30)	Series A Convertible Preferred Stock	N/A		7.00%	N/A	10,769	14,701	14,884
							122,184	149,136	0.8%
Buildings and real estate
Dodge Construction Network Holdings, L.P.(3)(4)(29)(30)	Class A-2 Common Units	N/A			N/A	—	123	17

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Dodge Construction Network Holdings, L.P.(3)(4)(6)(30)	Series A Preferred Units	N/A		8.25%	N/A	143,963	3	2
							126	19	—%
Business services
25CXBFS SCSP (dba Xplor)(4)(29)(30)(31)	Limited Partner Interest	N/A			N/A	10,000	10,000	10,000
Hercules Buyer, LLC (dba The Vincit Group)(3)(4)(29)(30)(32)	Common Units	N/A			N/A	10,000	12	14
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(3)(4)(10)(30)	Perpetual Preferred Stock	S+		10.75%	N/A	29,412	46,682	46,412
							56,694	56,426	0.3%
Consumer products
ASP Conair Holdings LP(3)(4)(29)(30)	Class A Units	N/A			N/A	9,286	929	151
							929	151	—%
Containers and packaging
TCB Holdings I LLC (dba TricorBraun)(3)(4)(6)(30)	Class A Preferred Units	N/A		14.00%	N/A	87,500	96,507	92,646
							96,507	92,646	0.5%
Financial services
Snowbird Manager LP(3)(5)(29)(30)(31)	Limited Partner Interest	N/A			N/A	786,491	4,225	4,225
Vestwell Holdings Inc.(3)(4)(29)(30)	Series D Preferred Stock	N/A			N/A	50,726	1,007	1,134
							5,232	5,359	—%
Food and beverage
Hissho Sushi Holdings, LLC(3)(4)(29)(30)	Class A Units	N/A			N/A	941,780	4,254	11,866
							4,254	11,866	0.1%
Healthcare equipment and services
KPCI Co-Invest 2, L.P.(3)(4)(29)(30)(31)	Class A Units	N/A			N/A	2,146,109	21,461	21,461
Maia Aggregator, LP(3)(4)(29)(30)	Class A-2 Units	N/A			N/A	12,921,348	12,921	13,439
Patriot Holdings SCSp (dba Corza Health, Inc.)(3)(4)(29)(30)(31)	Class B Units	N/A			N/A	17,221	180	125
Patriot Holdings SCSp (dba Corza Health, Inc.)(3)(4)(6)(30)(31)	Class A Units	N/A		8.00%	N/A	1,251	1,674	1,666
Rhea Acquisition Holdings, LP(3)(4)(29)(30)	Series A-2 Units	N/A			N/A	11,964,286	11,964	12,303
							48,200	48,994	0.2%
Healthcare providers and services
Baypine Commander Co-Invest, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	6,753	6,793	7,395
KOBHG Holdings, L.P. (dba OB Hospitalist)(3)(4)(29)(30)	Class A Interests	N/A			N/A	3,520	3,520	4,160
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(29)(30)	Class A Interest	N/A			N/A	1,205	12,048	16,723
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(3)(4)(29)(30)	Common Equity	N/A			N/A	1,329	3,563	3,654
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(3)(4)(6)(30)	Series A Preferred Stock	N/A		15.00%	N/A	27,355	36,346	30,468
XOMA Corporation(3)(4)(29)(30)	Warrants	N/A			N/A	54,000	369	518
							62,639	62,918	0.3%
Healthcare technology
BEHP Co-Investor II, L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	1,269,969	822	1,834
Minerva Holdco, Inc.(3)(4)(6)(30)	Senior A Preferred Stock	N/A		10.75%	N/A	100,000	150,543	150,641
ModMed Software Midco Holdings, Inc. (dba ModMed)(3)(4)(6)(30)	Series A Preferred Units	N/A		13.00%	N/A	25,474	27,097	27,317

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Orange Blossom Parent, Inc.(3)(4)(29)(30)	Common Units	N/A			N/A	16,667	1,667	1,720
WP Irving Co-Invest, L.P.(3)(4)(29)(30)(31)	Partnership Units	N/A			N/A	1,250,000	730	1,805
							180,859	183,317	0.9%
Household products
Rome Topco Holdings, LLC (dba SimpliSafe)(3)(4)(29)(30)	Class A Units	N/A			N/A	10,876	10,876	10,876
Rome Topco Holdings, LLC (dba SimpliSafe)(3)(4)(29)(30)	Class B Units	N/A			N/A	10,876,453	—	—
Walker Edison Holdco LLC(3)(4)(29)(30)	Common Units	N/A			N/A	29,167	2,821	—
							13,697	10,876	0.1%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(3)(4)(6)(30)	Series A Preferred Stock	N/A		10.50%	N/A	12,750	19,446	16,636
							19,446	16,636	0.1%
Insurance
Accelerate Topco Holdings, LLC(3)(4)(29)(30)	Common Units	N/A			N/A	91,806	2,535	4,055
Evolution Parent, LP (dba SIAA)(3)(4)(29)(30)	LP Interest	N/A			N/A	2,703	270	349
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(3)(4)(29)(30)	LP Interest	N/A			N/A	49,976	508	525
Hockey Parent Holdings, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	25,000	25,000	31,492
KWOR Intermediate I, Inc. (dba Alacrity Solutions)(3)(4)(29)(30)	Class A-1 Common Stock	N/A			N/A	3,605	1,726	1,500
KWOR Intermediate I, Inc. (dba Alacrity Solutions)(3)(4)(9)(30)	Preferred Stock	S+		8.00%	N/A	3,856	4,227	4,178
PCF Holdco, LLC (dba Trucordia)(3)(4)(29)(30)	Warrants	N/A			N/A	1,503,286	5,129	3,952
PCF Holdco, LLC (dba Trucordia)(3)(4)(6)(30)	Preferred equity	N/A		14.00%	N/A	19,423	21,787	28,751
							61,182	74,802	0.4%
Infrastructure and environmental services
Valor Compute Infrastructure L.P.(3)(4)(22)(29)(30)(31)	LP Interest	N/A			N/A	3,751	3,751	3,750
VCI Intermediate TopCo 1 LLC(3)(4)(29)(30)(31)	Class B Units	N/A			N/A	10,716	10,719	10,715
							14,470	14,465	0.1%
Internet software and services
AlphaSense, LLC(3)(4)(29)(30)	Series E Preferred Shares	N/A			N/A	84,645	765	1,055
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(3)(4)(29)(30)	Common Units	N/A			N/A	1,729,439	1,729	2,902
Chrome Investors LP(3)(4)(22)(29)(30)(31)	LP Interest	N/A			N/A	7,339	7,341	7,339
Elliott Alto Co-Investor Aggregator L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	6,530	6,572	14,986
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	992	992	1,309
Bird Holding B.V. (fka MessageBird Holding B.V.)(3)(4)(29)(30)(31)	Extended Series C Warrants	N/A			N/A	7,980	49	9
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Preferred equity	N/A			N/A	13,037	13,037	13,037
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Series B Preferred Shares	N/A			N/A	22,879	8,691	8,691
Project Alpine Co-Invest Fund, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	17,000	17,012	22,325

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Project Hotel California Co-Invest Fund, L.P.(3)(29)(30)(31)	LP Interest	N/A			N/A	3,522	3,508	5,734
Thunder Topco L.P. (dba Vector Solutions)(3)(4)(29)(30)	Common Units	N/A			N/A	712,884	713	848
WMC Bidco, Inc. (dba West Monroe)(3)(4)(6)(30)	Senior Preferred Stock	N/A		11.25%	N/A	33,385	52,412	52,327
Zoro TopCo, Inc.(3)(4)(9)(30)	Series A Preferred Equity	S+		9.50%	N/A	5,472	7,917	8,133
Zoro TopCo, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	1,380,129	13,801	15,491
							134,539	154,186	0.8%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(3)(4)(29)(30)	LP Interest	N/A			N/A	1,218	134	189
							134	189	—%
Specialty retail
Ideal Topco, L.P.(3)(4)(29)(30)	Class A-2 Common Units	N/A			N/A	3,109,756	—	—
Ideal Topco, L.P.(3)(4)(29)(30)	Class A-1 Preferred Units	N/A			N/A	7,774,390	7,774	—
							7,774	—	—%
Total non-controlled/non-affiliated portfolio company equity investments							$828,867	$884,123	4.5%
Total non-controlled/non-affiliated portfolio company investments							$34,497,335	$34,384,822	174.0%

Non-controlled/affiliated portfolio company investments
Debt Investments(7)
Education
Pluralsight, LLC(3)(4)(9)(24)(28)(29)	First lien senior secured loan	S+		7.50%	8/2029	1,386	$1,345	$1,133
Pluralsight, LLC(3)(4)(9)(24)	First lien senior secured loan	S+	3.00%	1.50%	8/2029	1,208	1,208	1,184
							2,553	2,317	—%
Total non-controlled/affiliated debt investments							$2,553	$2,317	—%
Total non-controlled/affiliated misc. debt commitments(22)(23)(Note 8)							$—	$(14)	—%
Total non-controlled/affiliated portfolio company debt investments							$2,553	$2,303	—%

Equity Investments
Asset based lending and fund finance
Wingspire Capital Holdings LLC(3)(4)(22)(24)(30)	Specialty finance equity investment	N/A			N/A	8,377,236	$9,000	$10,156
							9,000	10,156	0.1%
Education
Paradigmatic Holdco LLC (dba Pluralsight)(3)(4)(24)(29)(30)	Common stock	N/A			N/A	396,827	1,053	—
							1,053	—	—%
Pharmaceuticals
LSI Financing 1 DAC(3)(4)(24)(30)(31)	Specialty finance equity investment	N/A			N/A	4,161	4,211	4,105
							4,211	4,105	—%
Total non-controlled/affiliated portfolio company equity investments							$14,264	$14,261	0.1%
Total non-controlled/affiliated portfolio company investments							$16,817	$16,564	0.1%

Controlled/affiliated portfolio company investments
Debt Investments(7)
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(6)(24)(31)	Specialty finance debt investment	N/A		12.00%	7/2030	58,702	$58,702	$58,702
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(6)(24)(31)	Specialty finance debt investment	N/A		12.00%	11/2030	76,098	76,098	76,098
							134,800	134,800	0.7%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Specialty Retail
Notorious Holdings LLC (dba Beauty Industry Group)(3)(4)(9)(24)	First lien senior secured loan	S+		9.00%	12/2031	24,376	24,134	24,132
Notorious Topco, LLC (dba Beauty Industry Group)(3)(4)(9)(24)	First lien senior secured loan	S+		7.25%	12/2030	50,783	50,561	50,529
							74,695	74,661	0.4%
Total controlled/affiliated portfolio company debt investments							$209,495	$209,461
Total controlled/affiliated misc. debt commitments(22)(23)(Note 8)							$—	$(51)
Total controlled/affiliated portfolio company debt investments							$209,495	$209,410	1.1%

Equity Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(22)(24)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	26,517	$26,557	$34,762
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(24)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	29,407	29,448	46,607
Blue Owl Cross-Strategy Opportunities LLC(3)(5)(24)(30)(31)(34)	Specialty finance equity investment	N/A			N/A	137,069	137,069	136,815
							193,074	218,184	1.1%
Insurance
Fifth Season Investments LLC(3)(4)(24)(30)	Specialty finance equity investment	N/A			N/A	31	310,978	344,960
							310,978	344,960	1.7%
Joint ventures
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(5)(24)(30)(31)	LLC Interest	N/A			N/A	314,800	314,808	280,331
Blue Owl Credit SLF LLC(3)(5)(24)(30)(31)	LLC Interest	N/A			N/A	76,960	76,967	76,791
Blue Owl Leasing LLC(3)(5)(24)(29)(30)(31)	LLC Interest	N/A			N/A	17,237	17,237	17,229
							409,012	374,351	1.9%
Pharmaceuticals
LSI Financing LLC(3)(5)(22)(24)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	296,883	296,883	321,093
							296,883	321,093	1.6%
Specialty retail
Notorious Purchaser II, Inc. (dba Beauty Industry Group)(3)(4)(24)(29)(30)	Class B Common Stock	N/A			N/A	4,063	49,564	49,564
							49,564	49,564	0.3%
Total controlled/affiliated portfolio company equity investments							$1,259,511	$1,308,152	6.6%
Total controlled/affiliated portfolio company investments							$1,469,006	$1,517,562	7.7%
Total Investments							$35,983,158	$35,918,948	181.8%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2025
(Amounts in thousands, except share amounts)

	Interest Rate and Cross-currency Swaps as of December 31, 2025
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)	Hedged Instrument	Footnote Reference
Interest rate swap(a)(b)(c)	7.75%	S + 4.33%	9/16/2027	$600,000	$(768)	$—	$(768)	September 2027 Notes	Notes 5 and 7
Cross-currency swap(a)(b)(c)(g)	6.50%	S + 2.67%	10/23/2027	253,778	(1,902)	—	18,733	AUD 2027 Notes	Notes 5 and 7
Interest rate swap(b)(c)(f)	6.50%	B + 2.72%	10/23/2027	46,993	(231)	—	(184)	AUD 2027 Notes	Notes 5 and 7
Interest rate swap(a)(b)(d)	5.90%	S + 2.18%	5/23/2028	500,000	3,936	—	3,936	May 2028 Notes	Notes 5 and 7
Interest rate swap(a)(b)(e)	7.95%	S + 4.49%	6/13/2028	650,000	70	—	70	June 2028 Notes	Notes 5 and 7
Interest rate swap(a)(b)(c)	7.75%	S + 3.65%	1/15/2029	550,000	10,005	—	10,404	January 2029 Notes	Notes 5 and 7
Interest rate swap(a)(b)(c)	6.60%	S + 2.39%	8/15/2029	900,000	23,947	—	20,202	September 2029 Notes	Notes 5 and 7
Interest rate swap(a)(b)(c)	5.80%	S + 2.62%	2/15/2030	1,000,000	(11,766)	—	32,753	March 2030 Notes	Notes 5 and 7
Interest rate swap(b)(d)(h)	4.25%	E + 1.93%	1/31/2031	587,218	(6,328)	—	(6,328)	EUR 2031 Notes	Notes 5 and 7
Interest rate swap(a)(b)(d)	6.65%	S + 2.90%	1/15/2031	750,000	7,717	—	7,717	March 2031 Notes	Notes 5 and 7
Total				$5,837,989	$24,680	$—	$86,535
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
(c) The Company has an International Swaps and Derivatives Association (“ISDA”) agreement with Goldman Sachs Bank USA.
(d) The Company has an International Swaps and Derivatives Association (“ISDA”) agreement with Deutsche Bank AG.
(e) The Company has an International Swaps and Derivatives Association (“ISDA”) agreement with US Bank National Association.
(f) Contains a variable rate structure. Bears interest at a rate determined by BBSY.
(g) The associated change in foreign exchange rate of derivative is recorded along with the change in foreign exchange rate of the note within translation of assets and liabilities in foreign currencies.
(h) Contains a variable rate structure. Bears interest at a rate determined by EURIBOR.

	Forward Contracts as of December 31, 2025
	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Change in Unrealized Appreciation / (Depreciation)	Footnote Reference
Foreign currency forward contract	$60,102	£45,425	SMBC Capital Markets, Inc.	1/20/2026	$(1,103)	Note 7
Foreign currency forward contract	€58,000	$67,274	US Bank National Association	1/20/2026	945	Note 7
Total					$(158)

(1)Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 30 for additional information on our restricted securities.
(2)The amortized cost represents the original cost adjusted for the amortization and accretion of premiums and discounts, as applicable, on debt investments using the effective interest method.
(3)Represents a co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See “Note 3 — Agreements and Related Party Transactions.”
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
(8)The interest rate on these investments is subject to 1 month SOFR, which as of December 31, 2025 was 3.69%.
(9)The interest rate on these investments is subject to 3 month SOFR, which as of December 31, 2025 was 3.65%.
(10)The interest rate on these investments is subject to 6 month SOFR, which as of December 31, 2025 was 3.57%.
(11)Reserved.
(12)The interest rate on these investments is subject to Prime, which as of December 31, 2025 was 6.75%.
(13)The interest rate on these investments is subject to 1 month EURIBOR, which as of December 31, 2025 was 1.94%.
(14)The interest rate on these investments is subject to 3 month EURIBOR, which as of December 31, 2025 was 2.03%.
(15)Reserved.

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2025
(Amounts in thousands, except share amounts)

(16)The interest rate on these investments is subject to 1 month BBSY, which as of December 31, 2025 was 3.50%.
(17)Reserved.
(18)Reserved.
(19)The interest rate on these investments is subject to SONIA, which as of December 31, 2025 was 3.73%.
(20)Reserved.
(21)The interest rate on these investments is subject to 3 month CORRA, which as of December 31, 2025 was 2.26%.
(22)Position or portion thereof is a partially unfunded debt or equity commitment. See “Note 8 — Commitments and Contingencies”.

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Non-controlled/non-affiliated - debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	$—	$108,341	$—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	9/2026	1,528	5,264	—
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	12/2027	—	2,482	(6)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	716	(2)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	2/2027	—	34,240	(86)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	6/2026	30,785	1,409	—
Anesthesia Consulting & Management, LP	First lien senior secured delayed draw term loan	11/2027	—	7,715	(39)
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	6/2026	—	2,688	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	2/2027	—	10,410	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	1/2027	10,925	6,747	—
Arctic US Bidco, Inc. (dba ThermoSafe)	First lien senior secured delayed draw term loan	11/2027	—	49,208	(123)
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	3,793	—
Associations, Inc.	First lien senior secured delayed draw term loan	2/2027	45,399	36,254	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	13,526	24,896	—
Baker Tilly Advisory Group, LP	First lien senior secured delayed draw term loan	6/2027	—	57,843	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	11/2026	11,195	2,261	—
Birdie Bidco, Inc. (dba Concert Golf Partners)	First lien senior secured delayed draw term loan	11/2027	—	43,225	(108)
Bracket Intermediate Holding Corp.	First lien senior secured delayed draw term loan	10/2027	—	12,008	(60)
BusinessSolver.com, Inc.	First lien senior secured delayed draw term loan	12/2027	—	2,462	(6)
Brightway Holdings, LLC	First lien senior secured delayed draw term loan	1/2027	7,167	2,274	—
Cambrex Corporation	First lien senior secured delayed draw term loan	3/2027	—	33,294	—
Cambrex Corporation	First lien senior secured delayed draw term loan	9/2026	—	62,427	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	1/2027	112	8,843	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured delayed draw term loan	9/2027	606	10,472	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	5/2027	5,415	3,763	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	12/2027	—	25,316	—
Cohnreznick Advisory LLC	First lien senior secured delayed draw term loan	3/2027	—	6,774	—
Commander Buyer, Inc. (dba CenExel)	First lien senior secured delayed draw term loan	6/2027	—	33,764	—
CMG HoldCo, LLC (dba Crete United)	First lien senior secured delayed draw term loan	7/2027	17,606	34,920	(25)
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	11/2027	—	28,288	—
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	5/2026	—	5,995	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	6/2027	—	2,174	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	6/2026	2,010	2,463	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	7/2027	36,604	38,299	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2027	—	6,726	(34)

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2025
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Databricks, Inc.	First lien senior secured delayed draw term loan	7/2026	—	16,531	—
Databricks, Inc.	First lien senior secured delayed draw term loan	7/2026	—	33,967	—
DCCM, LLC	First lien senior secured delayed draw term loan	6/2027	—	26,232	(131)
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	6/2026	11,284	4,615	—
DuraServ LLC	First lien senior secured delayed draw term loan	11/2027	—	53,135	(266)
DuraServ LLC	First lien senior secured delayed draw term loan	3/2027	42,498	29,793	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	1/2027	6,818	1,705	—
Engineered Machinery Holdings, Inc. (dba Duravant)	First lien senior secured delayed draw term loan	5/2026	35	88	—
EresearchTechnology, Inc. (dba Clario)	First lien senior secured delayed draw term loan	1/2027	4,666	28,660	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured delayed draw term loan	6/2026	—	6,970	(87)
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured delayed draw term loan	6/2027	—	15,411	—
First Eagle Holdings, Inc.	First lien senior secured delayed draw term loan	6/2027	—	4,375	(9)
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured delayed draw term loan	6/2026	—	28,307	—
Galls, LLC	First lien senior secured delayed draw term loan	3/2026	32,683	6,438	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	7/2026	10,145	39,539	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	3/2026	121	204	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	5/2027	—	888	(7)
Gusto, Inc.	First lien senior secured delayed draw term loan	11/2027	—	12,896	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	12/2028	—	8,132	—
HIG Operations Holdings, Inc. (dba Higginbotham)	First lien senior secured delayed draw term loan A	9/2026	—	5,375	—
HIG Operations Holdings, Inc. (dba Higginbotham)	First lien senior secured delayed draw term loan B	12/2027	—	5,000	(13)
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured delayed draw term loan	6/2027	—	7,290	(36)
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured delayed draw term loan	12/2027	—	7,290	(36)
Home Service TopCo IV, Inc.	First lien senior secured delayed draw term loan	2/2026	—	2,519	—
Horizon Avionics Buyer, LLC (dba Acron Aviation)	First lien senior secured delayed draw term loan	11/2027	—	49,936	(125)
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	7/2026	4,710	8,687	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	24,080	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	6/2026	—	5,079	(25)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	First lien senior secured delayed draw term loan	11/2028	—	7,032	(18)
Jellyfish Bidco Limited (dba JTC)	First lien senior secured GBP delayed draw term loan	11/2028	—	8,770	—
Jellyfish Bidco Limited (dba JTC)	First lien senior secured EUR term loan	11/2032	—	7,019	—
Jellyfish Bidco Limited (dba JTC)	First lien senior secured GBP term loan	11/2032	—	8,039	—
Jellyfish US Finco, Inc. (dba JTC)	First lien senior secured loan	11/2032	—	48,141	—
Klick Inc.	First lien senior secured delayed draw term loan	11/2027	—	18,088	(45)
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	9/2027	—	16,623	—
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured delayed draw term loan	2/2027	—	3,857	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured delayed draw term loan	8/2027	98,647	114,006	—
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured delayed draw term loan	9/2026	10,652	40,893	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2025
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured delayed draw term loan	12/2027	10,837	15,172	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	8,697	767	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	3,981	—
MAJCO LLC (dba Big Brand Tire & Service)	First lien senior secured delayed draw term loan	9/2027	40,435	166,071	—
ManTech International Corporation	First lien senior secured delayed draw term loan	2/2026	—	403	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	5/2026	—	20,448	—
ML Holdco, Inc. (dba Meridian Link)	First lien senior secured delayed draw term loan	10/2027	—	8,012	(20)
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2/2026	3,589	10,394	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	3/2027	—	25,351	(190)
Nelipak Holding Company	First lien senior secured delayed draw term loan	3/2027	7,301	4,486	—
OneOncology, LLC	First lien senior secured delayed draw term loan	10/2027	31,686	86,925	—
One, Inc. Software Corporation	First lien senior secured delayed draw term loan	12/2027	—	19,375	(48)
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	4/2026	—	77,828	—
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	4/2026	2,825	8,393	—
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured delayed draw term loan	12/2026	—	18,063	—
Peachtree Buyer, Inc. (dba Pond & Company)	First lien senior secured delayed draw term loan	12/2027	—	31,126	(156)
PerkinElmer U.S. LLC	First lien senior secured delayed draw term loan	10/2027	—	35,613	—
PG Buyer, LLC	First lien senior secured delayed draw term loan	9/2027	—	7,074	—
Pike Corp.	First lien senior secured delayed draw term loan	12/2028	—	53,430	(134)
Premise Health Holding Corp.	First lien senior secured delayed draw term loan	11/2027	—	13,358	(67)
Raven Acquisition Holdings, LLC (dba R1 RCM)	First lien senior secured delayed draw term loan	10/2026	—	1,783	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	14,908	—
Saber Parent Holdings Corp. (dba Service Logic)	First lien senior secured delayed draw term loan	12/2028	—	24,780	(62)
Savor Acquisition, Inc. (dba Sauer Brands)	First lien senior secured delayed draw term loan	3/2027	—	1,962	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	5,742	—
Sentinel Buyer Corp. (dba SimpliSafe)	First lien senior secured delayed draw term loan	11/2027	—	18,684	(93)
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	5,732	21,481	—
SimonMed, Inc.	First lien senior secured delayed draw term loan	2/2027	32,034	13,861	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	19,154	20,994	—
Smarsh Inc.	First lien senior secured delayed draw term loan	1/2027	—	20,347	(25)
Soleo Holdings, Inc.	First lien senior secured delayed draw term loan	2/2027	—	15,932	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	6/2027	8,713	9,957	—
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	12/2027	10,420	20,889	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	17,957	—
Spotless Brands, LLC	First lien senior secured delayed draw term loan	3/2027	11,844	70,156	—
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured delayed draw term loan	10/2026	—	37,550	(188)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	7/2027	2,965	7,115	—
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured delayed draw term loan	11/2026	—	18,303	—
Themis Solutions Inc. (dba Clio)	First lien senior secured delayed draw term loan	10/2027	—	8,310	(83)
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	10/2026	6,009	14,682	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	10/2026	20,369	6,858	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2025
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	9/2026	27,175	27,449	—
Tricentis Operations Holdings, Inc.	First lien senior secured delayed draw term loan	2/2027	—	10,055	(50)
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	9/2027	—	14,872	—
Unit4 Group Holding B.V.	First lien senior secured EUR delayed draw term loan	1/2030	—	12,196	—
Unit4 Group Holding B.V.	First lien senior secured EUR term loan	1/2033	—	130,093	—
U.S. Urology Partners LLC	First lien senior secured delayed draw term loan	10/2027	—	25,000	(156)
USIC Holdings, Inc.	First lien senior secured delayed draw term loan	9/2026	1,274	954	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured delayed draw term loan	8/2026	6,164	7,774	—
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	9/2026	—	3,125	(16)
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	7/2026	19,745	4,140	—
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	5/2028	—	23,778	—
Victors Purchaser, LLC (dba Service Express)	First lien senior secured delayed draw term loan	12/2027	—	8,737	(22)
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	2/2026	141	201	(6)
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	3/2027	305	131	—
W.A. Kendall and Company, LLC	First lien senior secured delayed draw term loan	12/2026	11,413	47,840	—
Wipfli Advisory LLC	First lien senior secured delayed draw term loan	4/2028	—	23,102	(33)
Wrench Group LLC	First lien senior secured delayed draw term loan	9/2027	—	32,404	—
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured delayed draw term loan	4/2027	—	46,130	—
Zendesk, Inc.	First lien senior secured delayed draw term loan	5/2026	—	14,609	—
ACR Group Borrower, LLC*	First lien senior secured revolving loan	3/2026	—	—	—
Accommodations Plus Technologies LLC	First lien senior secured revolving loan	5/2032	—	1,250	(11)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	7/2029	—	352	—
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	44,919	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	4,245	(42)
Alera Group, Inc.	First lien senior secured revolving loan	5/2030	—	12,500	—
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	5,565	27,827	—
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	16,528	—
Anesthesia Consulting & Management, LP	First lien senior secured revolving loan	12/2030	—	9,022	(90)
Appfire Technologies, LLC	First lien senior secured revolving loan	3/2028	350	1,283	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	2,428	6,069	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured revolving loan	1/2031	2,130	9,706	—
Atlas Borrower, LLC (dba Anovo)	First lien senior secured revolving loan	9/2032	—	15,983	(160)
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	2,710	—
Arctic US Bidco, Inc. (dba ThermoSafe)	First lien senior secured multi-currency revolving loan	11/2032	—	16,403	(82)
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	9/2028	1,146	7,041	—
Associations, Inc.	First lien senior secured revolving loan	7/2028	—	25,389	—
Atlas US Finco, Inc. (dba Nearmap)	First lien senior secured revolving loan	12/2028	—	7,697	(38)
AWP Group Holdings, Inc.	First lien senior secured revolving loan	12/2030	2,757	3,048	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	1,995	—
Baker Tilly Advisory Group, LP	First lien senior secured revolving loan	6/2030	—	43,084	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	—	20,128	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2025
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	4,547	13,789	—
BCPE Pequod Buyer, Inc. (dba Envestnet)	First lien senior secured revolving loan	11/2029	—	16,634	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2026	3,879	776	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	12/2028	—	161	—
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured revolving loan	6/2029	—	6,650	—
Birdie Bidco, Inc. (dba Concert Golf Partners)	First lien senior secured revolving loan	11/2032	2,690	21,324	—
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	10/2029	—	4,179	—
Bristol Hospice L.L.C.	First lien senior secured revolving loan	8/2032	—	19,229	—
Bracket Intermediate Holding Corp.	First lien senior secured revolving loan	10/2031	—	5,003	(50)
Brightway Holdings, LLC	First lien senior secured revolving loan	12/2027	696	1,410	—
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	12/2028	2,893	2,170	—
BusinessSolver.com, Inc.	First lien senior secured revolving loan	12/2032	—	1,097	(5)
By Light Professional IT Services LLC	First lien senior secured revolving loan	7/2031	—	7,025	(105)
Cadence, Inc.	First lien senior secured revolving loan	5/2028	810	2,084	—
Cambrex Corporation	First lien senior secured revolving loan	3/2032	1,665	27,468	—
Canadian Hospital Specialties Limited	First lien senior secured revolving loan	4/2027	235	198	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	8/2027	108	773	—
CCI BUYER, INC. (dba Consumer Cellular)	First lien senior secured revolving loan	5/2032	—	29,023	—
CMG HoldCo, LLC (dba Crete United)	First lien senior secured revolving loan	11/2030	—	11,550	(29)
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured revolving loan	6/2029	—	2,239	—
Certinia Inc.	First lien senior secured revolving loan	8/2031	—	15,425	(39)
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured revolving loan	1/2030	—	3,692	—
CivicPlus, LLC	First lien senior secured revolving loan	8/2030	—	6,058	—
Commander Buyer, Inc. (dba CenExel)	First lien senior secured revolving loan	6/2032	—	22,509	—
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	10/2029	—	14,183	—
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	—	1,664	—
CPM Holdings, Inc.	First lien senior secured revolving loan	6/2028	861	4,139	—
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	42,297	(211)
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	17,226	(129)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	50,193	—
D4C Dental Brands, Inc.	First lien senior secured revolving loan	11/2029	4,913	8,188	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	6/2031	—	15,899	(159)
DCCM, LLC	First lien senior secured revolving loan	6/2032	—	10,493	(105)
Denali BuyerCo, LLC (dba Summit Companies)*	First lien senior secured revolving loan	9/2027	—	—	—
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)	First lien senior secured revolving loan	8/2032	—	25,284	(379)
Deerfield Dakota Holdings	First lien senior secured revolving loan	9/2032	—	47,046	(235)
Diamond Mezzanine 24 LLC (dba United Risk)	First lien senior secured revolving loan	10/2030	1,976	4,199	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	3/2029	—	10,552	—
DuraServ LLC	First lien senior secured revolving loan	6/2030	3,234	21,022	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2025
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Eagle Family Foods Group LLC	First lien senior secured revolving loan	8/2030	—	20,344	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	—	3,387	—
Einstein Parent, Inc. (dba Smartsheet)	First lien senior secured revolving loan	1/2031	—	7,949	(60)
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	6/2030	1,743	2,614	—
EresearchTechnology, Inc. (dba Clario)	First lien senior secured revolving loan	10/2031	—	16,663	—
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured revolving loan	6/2032	—	15,411	(77)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	4/2030	—	12,968	—
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2/2029	1,938	14,677	—
Flexera Software LLC	First lien senior secured revolving loan	8/2032	—	8,085	(20)
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2031	—	12,702	(64)
Formerra, LLC	First lien senior secured revolving loan	11/2028	—	526	—
Fortis Solutions Group, LLC	First lien senior secured revolving loan	10/2027	1,968	4,779	—
Foundation Consumer Brands, LLC	First lien senior secured revolving loan	2/2029	—	3,411	(17)
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured revolving loan	12/2029	—	23,160	—
Galls, LLC	First lien senior secured revolving loan	3/2030	5,102	10,596	—
Galway Borrower LLC	First lien senior secured revolving loan	9/2028	1,096	5,170	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	12/2027	2,463	1,509	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2028	—	8,404	—
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	4/2029	4,987	6,095	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	223	1,450	—
Granicus, Inc.	First lien senior secured revolving loan	1/2031	—	4,633	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	5/2028	92	156	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	12/2028	—	12,595	—
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured revolving loan	6/2032	—	8,202	(82)
Hissho Parent, LLC	First lien senior secured revolving loan	5/2029	—	11,009	—
Home Service TopCo IV, Inc.	First lien senior secured revolving loan	12/2027	—	3,359	—
Horizon Avionics Buyer, LLC (dba Acron Aviation)	First lien senior secured revolving loan	3/2032	4,394	20,574	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	6,978	—
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	2,749	—
Ideal Image Development, LLC	First lien senior secured revolving loan	2/2029	1,587	566	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	9/2028	—	4,866	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	5/2028	—	12,700	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	3,566	1,126	—
Integrated Specialty Coverages, LLC*	First lien senior secured revolving loan	7/2029	—	—	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	17,886	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)*	First lien senior secured revolving loan	8/2026	2,049	—	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	1,204	4,814	—
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2028	—	23,738	—
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	First lien senior secured revolving loan	11/2032	—	6,188	(31)

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2025
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Jellyfish Bidco Limited (dba JTC)	First lien senior secured multi-currency revolving loan	11/2032	—	14,616	—
Jeppesen Holdings, LLC	First lien senior secured multi-currency revolving loan	10/2032	—	863	(6)
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	88	—
KABAFUSION Parent, LLC	First lien senior secured revolving loan	11/2031	—	8,903	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured revolving loan	2/2031	396	1,846	—
Klick Inc.	First lien senior secured revolving loan	11/2031	—	18,088	(90)
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	7/2031	1,142	13,393	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	45,413	(114)
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	2/2030	—	2,877	—
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured revolving loan	9/2029	—	8,600	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	5/2029	—	11,685	—
Lignetics Investment Corp.	First lien senior secured revolving loan	10/2026	—	11,471	(29)
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	2,266	—
MAJCO LLC (dba Big Brand Tire & Service)	First lien senior secured revolving loan	9/2032	—	59,002	(148)
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	7/2028	—	2,419	—
ManTech International Corporation	First lien senior secured revolving loan	9/2028	—	1,806	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	5/2030	—	15,336	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	4/2028	7,341	697	—
McQueen Bidco PTY LTD. (dba Infomedia)	First lien senior secured revolving loan	12/2032	—	4,927	(12)
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	7/2027	1,429	2,143	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	4/2027	—	2,553	(64)
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	395	4,350	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	25,814	—
Mitnick Corporate Purchaser, Inc.	First lien senior secured revolving loan	5/2027	1,438	7,938	—
Modernizing Medicine, Inc. (dba ModMed)	First lien senior secured revolving loan	4/2032	—	10,683	(53)
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	21,041	—
Natural Partners, LLC	First lien senior secured revolving loan	11/2030	—	11,814	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	3/2031	413	4,316	—
Nelipak Holding Company	First lien senior secured revolving loan	3/2031	1,319	7,477	—
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	8/2029	—	4,118	(10)
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2028	—	558	—
OAC Holdings I Corp. (dba Omega Holdings)	First lien senior secured revolving loan	3/2028	—	2,572	(39)
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	9/2027	—	7,993	—
Offen, Inc.	First lien senior secured revolving loan	7/2029	—	2,268	(23)
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3/2028	—	3,302	(173)
One, Inc. Software Corporation	First lien senior secured revolving loan	12/2032	—	7,750	(39)
OneOncology, LLC	First lien senior secured revolving loan	6/2029	—	41,243	—
Packaging Coordinators Midco, Inc.	First lien senior secured revolving loan	10/2032	—	51,253	(256)
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured revolving loan	12/2031	677	8,354	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2025
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Park Place Technologies, LLC*	First lien senior secured revolving loan	3/2030	—	—	—
Patriot Acquisition TopCo S.À R.L. (dba Corza Health, Inc.)	First lien senior secured revolving loan	1/2028	554	7,206	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	2/2031	3,683	1,339	—
Peachtree Buyer, Inc. (dba Pond & Company)	First lien senior secured revolving loan	12/2032	3,113	17,120	—
PG Buyer, LLC	First lien senior secured revolving loan	9/2031	—	4,042	(20)
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	3,326	29,932	—
Valeris, Inc. (fka Phantom Purchaser, Inc.)	First lien senior secured revolving loan	9/2031	—	33,898	(85)
Pike Corp.	First lien senior secured revolving loan	12/2032	—	35,620	(178)
Ping Identity Holding Corp.*	First lien senior secured revolving loan	10/2028	—	—	—
Plasma Buyer LLC (dba PathGroup)*	First lien senior secured revolving loan	5/2028	12,799	—	—
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	8/2029	1,482	10,372	—
Premise Health Holding Corp.	First lien senior secured revolving loan	11/2031	—	11,308	(113)
Pye-Barker Fire & Safety, LLC*	First lien senior secured revolving loan	5/2030	—	—	—
Puma Buyer, LLC (dba PANTHERx)	First lien senior secured revolving loan	3/2032	—	31,523	—
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	6,000	—
Quva Pharma, Inc.	First lien senior secured revolving loan	4/2026	336	118	—
Relativity ODA LLC	First lien senior secured revolving loan	5/2029	—	2,797	—
Rhea Parent, Inc.	First lien senior secured revolving loan	12/2030	—	21,596	(216)
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	—	13,053	—
Saber Parent Holdings Corp. (dba Service Logic)	First lien senior secured revolving loan	12/2032	—	12,390	(62)
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	479	5,264	—
SCHP Purchaser, Inc. (dba St. Croix Hospice)	First lien senior secured revolving loan	10/2032	—	19,885	(199)
Soleo Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	15,932	—
Securonix, Inc.	First lien senior secured revolving loan	4/2028	—	5,339	(521)
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	6,854	13,708	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	—	16,326	(204)
SimonMed, Inc.	First lien senior secured revolving loan	2/2031	13,810	16,879	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	20,119	—
Smarsh Inc.	First lien senior secured revolving loan	2/2029	4,175	6,622	—
Soliant Lower Intermediate, LLC (dba Soliant)	First lien senior secured revolving loan	6/2031	—	15,556	(3,072)
Sonny's Enterprises, LLC	First lien senior secured revolving loan	8/2027	10,394	15,507	—
Southern Air & Heat Holdings, LLC	First lien senior secured revolving loan	1/2029	30	252	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	14,965	—
Spotless Brands, LLC	First lien senior secured revolving loan	7/2028	449	1,795	—
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured revolving loan	10/2030	10,702	4,318	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	3/2029	—	5,579	(167)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2029	—	5,336	—
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured revolving loan	11/2030	—	20,918	(105)
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	12/2029	—	13,257	(133)
Themis Solutions Inc. (dba Clio)	First lien senior secured revolving loan	10/2032	—	6,925	(69)

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2025
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	10/2031	1,361	8,997	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	—	1,021	—
Tricentis Operations Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	6,284	(63)
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2028	—	27,449	—
Truist Insurance Holdings, LLC	First lien senior secured revolving loan	5/2029	—	7,019	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	6/2029	—	8,120	—
Unit4 Group Holding B.V.	First lien senior secured EUR revolving loan	1/2033	—	16,262	—
USIC Holdings, Inc.	First lien senior secured revolving loan	9/2031	2,262	2,566	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	12/2029	—	4,975	—
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	5/2029	—	399	—
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	7/2031	—	7,962	—
Victors Purchaser, LLC (dba Service Express)	First lien senior secured revolving loan	12/2032	1,419	15,199	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	—	52,912	—
Walker Edison Furniture Company LLC*	First lien senior secured revolving loan	3/2027	1,333	—	—
W.A. Kendall and Company, LLC	First lien senior secured revolving loan	4/2030	4,553	3,587	—
Wipfli Advisory LLC	First lien senior secured revolving loan	10/2032	—	15,401	(44)
Wrench Group LLC	First lien senior secured revolving loan	9/2031	6,049	26,355	—
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured revolving loan	4/2032	1,230	13,121	—
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	17,609	—
Total non-controlled/non-affiliated - debt commitments			$874,202	$5,076,414	$(11,163)
Non-controlled/non-affiliated - equity commitments
Chrome Investors LP	LP Interest	N/A	7,339	1,835	—
Percheron Horsepower-A LP (dba Big Brand Tire & Service)	Limited Partner Interest	N/A	71,485	11,748	—
Valor Compute Infrastructure L.P.	LP Interest	N/A	3,751	6,965	—
Total non-controlled/non-affiliated - equity commitments			$82,575	$20,548	$—
Non-controlled/affiliated - debt commitments
Pluralsight, LLC	First lien senior secured delayed draw term loan	8/2029	$—	$496	$(10)
Pluralsight, LLC	First lien senior secured revolving loan	8/2029	—	198	(4)
Total non-controlled/affiliated - debt commitments			$—	$694	$(14)
Non-controlled/affiliated - equity commitments
Wingspire Capital Holdings LLC	Specialty finance equity investment	N/A	$9,000	$36,000	$—
Total non-controlled/affiliated - equity commitments			$9,000	$36,000	$—
Controlled/affiliated - debt commitments
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	12/2030	$—	$10,157	$(51)
Total controlled/affiliated - debt commitments			$—	$10,157	$(51)
Controlled/affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	Specialty finance equity investment	N/A	$26,517	$38,809	$—
LSI Financing LLC	Specialty finance equity investment	N/A	296,883	119,025	—
Total controlled/affiliated - equity commitments			$323,400	$157,834	$—
Total Portfolio Company Commitments			$1,289,177	$5,301,647	$(11,228)
*Fully funded
(23)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2025
(Amounts in thousands, except share amounts)

(24)As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of the portfolio company’s voting securities or has the power to exercise control over management or policies, including through a management agreement. As defined in the 1940 Act, the Company is an “affiliated person” of this portfolio company if the Company owns more than 5% or more of the portfolio company’s outstanding voting securities. Transactions related to the Company’s investments in non-controlled affiliates and controlled affiliates for the year ended December 31, 2025, were as follows:

Company	Fair value as of December 31, 2024	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair value as of December 31, 2025	Dividend Income	Interest and PIK Income	Other Income
Controlled Affiliates
AAM Series 2.1 Aviation Feeder, LLC(c)	$77,680	$36,408	$(2,132)	$10,749	$—	$122,705	$—	$7,500	$—
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	75,112	13,778	(86)	4,660	—	93,464	—	6,328	—
Blue Owl Credit SLF LLC(d)	4,294	72,696	—	(199)	—	76,791	3,355	—	—
Blue Owl Cross-Strategy Opportunities LLC	—	137,069	—	(254)	—	136,815	896	—	—
Blue Owl Leasing LLC(d)	—	17,237	—	(8)	—	17,229	—	—	—
Fifth Season Investments LLC	223,274	108,603	—	13,083	—	344,960	30,144	—	—
LSI Financing LLC	293,775	221,952	(213,772)	19,138	—	321,093	20,259	—	—
Notorious Topco, LLC (dba Beauty Industry Group)	—	124,258	—	(84)	—	124,174	—	316	2
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(d)	311,609	—	—	(31,278)	—	280,331	38,644	—	—
Total	$985,744	$732,001	$(215,990)	$15,807	$—	$1,517,562	$93,298	$14,144	$2

Non-Controlled Affiliates
LSI Financing 1 DAC	$4,771	$—	$(617)	$(49)	$—	$4,105	$342	$—	$—
Pluralsight, LLC	3,477	129	—	(1,303)	—	2,303	—	207	3
Wingspire Capital Holdings LLC	—	9,000	—	1,156	—	10,156	128	—	—
Total	$8,248	$9,129	$(617)	$(196)	$—	$16,564	$470	$207	$3
(a) Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to payment-in-kind (“PIK”) interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments from a different category.
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
(d) For further description of the Company’s investment in OCIC SLF LLC (f/k/a Blue Owl Credit Income Senior Loan Fund LLC) (“OCIC SLF”), Blue Owl Credit SLF LLC (“Credit SLF”), and Blue Owl Leasing LLC (“Blue Owl Leasing”) see “Note 4 — Investments.”

(25)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facilities and CLOs. See “Note 5 — Debt”.
(26)Investment is not pledged as collateral under the Company’s Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”, credit facilities to which certain of our subsidiaries are parties (the “SPV Asset Facilities”) and collateral loan obligation transactions (“CLOs”).

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2025
(Amounts in thousands, except share amounts)

(27)As of December 31, 2025, the net estimated unrealized loss on investments for U.S. federal income tax purposes was $9.4 million based on a tax cost basis of $35.9 billion. As of December 31, 2025, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $358.1 million. As of December 31, 2025, the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $348.7 million.
(28)Investment was on non-accrual status as of December 31, 2025.
(29)Investment is non-income producing.
(30)Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted security” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $2.21 billion, or 11.2% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
25CXBFS SCSP (dba Xplor)	Limited Partner Interest	November 21, 2025
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC**	Specialty finance equity investment	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC**	Specialty finance equity investment	July 1, 2022
Accelerate Topco Holdings, LLC	Common Units	September 1, 2022
AlphaSense, LLC	Series E Preferred Shares	June 27, 2024
Amergin Asset Management, LLC	Specialty finance equity investment	July 1, 2022
ASP Conair Holdings LP	Class A Units	May 17, 2021
Baypine Commander Co-Invest, LP	LP Interest	June 6, 2025
BEHP Co-Investor II, L.P.	LP Interest	May 6, 2022
Bird Holding B.V. (fka MessageBird Holding B.V.)	Extended Series C Warrants	May 5, 2021
Blue Owl Credit SLF LLC*	LLC Interest	August 1, 2024
Blue Owl Cross-Strategy Opportunities LLC**	Specialty finance equity investment	September 19, 2025
Blue Owl Leasing LLC**	Joint Venture	October 14, 2025
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Chrome Investors LP	LP Interest	January 25, 2025
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	March 16, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	March 16, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Fifth Season Investments LLC**	Specialty finance equity investment	October 17, 2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 28, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
Hissho Sushi Holdings, LLC	Class A Units	May 17, 2022
Hockey Parent Holdings, L.P.	Class A Common Units	September 14, 2023
Ideal Topco, L.P.	Class A-1 Preferred Units	February 20, 2024
Ideal Topco, L.P.	Class A-2 Common Units	February 20, 2024
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 22, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Co-Invest 2, L.P.	Class A Units	October 15, 2025
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	December 12, 2023
KWOR Intermediate I, Inc. (dba Alacrity Solutions)	Preferred Stock	February 28, 2025
KWOR Intermediate I, Inc. (dba Alacrity Solutions)	Class A-1 Common Stock	February 28, 2025
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	Common Equity	January 8, 2025
LSI Financing 1 DAC**	Specialty finance equity investment	December 14, 2022
LSI Financing LLC**	Specialty finance equity investment	November 25, 2024
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 3, 2021

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2025
(Amounts in thousands, except share amounts)

Portfolio Company	Investment	Acquisition Date
Minerva Holdco, Inc.	Senior A Preferred Stock	February 14, 2022
ModMed Software Midco Holdings, Inc. (dba ModMed)	Series A Preferred Units	April 30, 2025
Notorious Purchaser II, Inc. (dba Beauty Industry Group)**	Class B Common Stock	December 19, 2025
Nscale Global Holdings Limited	Series B Preferred Shares	September 29, 2025
Nscale Global Holdings Limited	Preferred equity	September 29, 2025
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)*	LLC Interest	November 2, 2022
Orange Blossom Parent, Inc.	Common Units	July 29, 2022
Paradigmatic Holdco LLC (dba Pluralsight)	Common stock	August 22, 2024
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba Trucordia)	Preferred equity	February 16, 2023
PCF Holdco, LLC (dba Trucordia)	Warrants	February 16, 2023
Percheron Horsepower-A LP (dba Big Brand Tire & Service)	Limited Partner Interest	September 23, 2025
Project Alpine Co-Invest Fund, LP	LP Interest	June 13, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 9, 2022
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
Rome Topco Holdings, LLC (dba SimpliSafe)	Class A Units	November 6, 2025
Rome Topco Holdings, LLC (dba SimpliSafe)	Class B Units	November 6, 2025
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November 15, 2023
Snowbird Manager LP	Limited Partner Interest	December 17, 2025
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October 14, 2021
TCB Holdings I LLC (dba TricorBraun)	Class A Preferred Units	January 31, 2025
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
Valor Compute Infrastructure L.P.	LP Interest	October 3, 2025
VCI Intermediate TopCo 1 LLC	Class B Units	November 17, 2025
Vestwell Holdings Inc.	Series D Preferred Stock	December 20, 2023
Walker Edison Holdco LLC	Common Units	March 1, 2023
Wingspire Capital Holdings LLC**	Specialty finance equity investment	November 7, 2025
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
XOMA Corporation	Warrants	December 15, 2023
Zoro TopCo, Inc.	Series A Preferred Equity	November 22, 2022
Zoro TopCo, L.P.	Class A Common Units	November 22, 2022
*Refer to “Note 4 — Investments - OCIC SLF LLC, Credit SLF and Blue Owl Leasing”, for further information.
** Refer to “Note 3 — Agreements and Related Party Transactions - Controlled/Affiliated Portfolio Companies.”

(31)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2025, non-qualifying assets represented 13.3% of total assets as calculated in accordance with the regulatory requirements.
(32)We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(33)Reserved.
(34)BOCSO was formed to hold alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of December 31, 2025, the portfolio consists of three investments totaling $0.5 billion at cost and fair value, respectively, ranging in cost from $24.8 million to $304.4 million and with a fair value ranging from $24.8 million to $303.9 million. The largest investment is 62% of the total cost of BOCSO’s portfolio. As of December 31, 2025 the portfolio asset class composition was 62% ABF - Specialty finance, 33% ABF - Leasing, and 5% ABF - Commercial Real Estate.

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

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(20)(29)	Investment	Interest	Maturity Date	Par/Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets

Blue Owl Credit SLF LLC(23)(24)(31)(33)	LLC Interest	N/A	N/A	4,270	4,270	4,294	—%
					319,078	315,903	2.1%
Pharmaceuticals
LSI Financing LLC(18)(19)(23)(24)(31)(33)	Common Equity	N/A	N/A	288,704	$288,704	$293,775	2.0%
					288,704	293,775	2.0%
Total controlled/affiliated portfolio company equity investments					$862,564	$895,008	6.0%
Total controlled/affiliated portfolio company investments					$952,995	$985,744	6.6%

Total non-controlled/non-affiliated misc. debt commitments(18)(34)(Note 8)					$(14,737)	$(9,837)	(0.1)%
Total Investments					$26,383,665	$26,378,894	180.2%

	Interest Rate Swaps as of December 31, 2024
	Company Receives	Company Pays(c)	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/(Depreciation)	Hedged Instrument	Footnote Reference
Interest rate swap(a)(b)	7.75%	S + 3.84%	9/16/2027	$600,000	$(703)	$—	$(7,206)	September 2027 Notes	Note 5
Cross-currency swap(a)(b)(e)	6.50%	S + 2.67%	10/23/2027	251,508	(20,635)	—	(20,635)	AUD 2027 Notes	Note 5
Interest rate swap(b)(d)	6.50%	B + 2.72%	10/23/2027	43,960	(47)	—	(47)	AUD 2027 Notes	Note 5
Interest rate swap(a)(b)	7.95%	S + 3.79%	5/13/2028	650,000	502	—	502	June 2028 Notes	Note 5
Interest rate swap(a)(b)	7.75%	S + 3.65%	1/15/2029	550,000	(399)	—	(12,546)	January 2029 Notes	Note 5
Interest rate swap(a)(b)	6.60%	S + 2.34%	8/15/2029	500,000	3,745	—	3,745	September 2029 Notes	Note 5
Interest rate swap(a)(b)	5.80%	S + 2.62%	2/15/2030	1,000,000	(44,519)	—	(44,519)	March 2030 Notes	Note 5
Interest rate swap(a)(b)	6.65%	S + 2.90%	1/15/2031	750,000	(14,239)	—	(14,239)	March 2031 Notes	Note 5
Total				$4,345,468	$(76,295)	$—	$(94,945)
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
(17)Investment does not contain a variable rate structure.
(18)Position or portion thereof is a partially unfunded debt or equity commitment. See Note 8 “Commitments and Contingencies”.

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(34)
Non-controlled/non-affiliated - delayed draw debt commitments
ACR Group Borrower, LLC	First lien senior secured delayed draw term loan	5/2025	$733	$100	$—
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	—	108,341	(85)
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	9/2026	—	6,792	(34)
Alera Group, Inc.	First lien senior secured delayed draw term loan	11/2025	43,250	2,446	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	716	(7)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	12/2025	—	707	(7)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	6/2026	15,740	16,715	—
AmSpec Parent, LLC	First lien senior secured delayed draw term loan	12/2027	—	5,333	(13)
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	3/2025	—	5,562	—
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	6/2026	—	2,688	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	1/2026	1,419	3,974	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	3,793	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	5,288	26,398	—
Baker Tilly Advisory Group, L.P.	First lien senior secured delayed draw term loan	6/2026	—	14,940	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	11/2026	—	26,912	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	3/2025	8,941	6,173	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	10/2025	4,568	21,926	—
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured delayed draw term loan	1/2026	—	11,083	—
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured delayed draw term loan	10/2025	1,109	4,049	—
BTRS HOLDINGS INC. (dba Billtrust)	First lien senior secured delayed draw term loan	12/2028	913	4	—
Capstone Acquisition Holdings, Inc.	First lien senior secured delayed draw term loan	8/2026	—	1,789	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured delayed draw term loan	1/2026	6,205	8,530	—
Chrysaor Bidco s.à r.l. (dba AlterDomus)	First lien senior secured delayed draw term loan	5/2026	—	689	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(34)
CMG HoldCo, LLC (dba Crete United)	First lien senior secured delayed draw term loan	10/2026	—	10,141	(101)
CMG HoldCo, LLC (dba Crete United)	First lien senior secured delayed draw term loan	11/2025	14,420	10,916	—
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	2/2026	—	25,566	—
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	5/2026	—	23,639	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	8/2025	—	2,174	—
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	9/2025	—	7,612	—
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	6/2026	—	4,478	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2026	—	12,046	(30)
Databricks, Inc.	First lien senior secured delayed draw term loan	7/2026	—	16,531	(83)
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	6/2026	—	15,899	—
Diamond Mezzanine 24 LLC (dba United Risk)	First lien senior secured delayed draw term loan	10/2026	—	24,700	—
Dresser Utility Solutions, LLC	First lien senior secured delayed draw term loan	9/2025	—	7,537	—
DuraServ LLC	First lien senior secured delayed draw term loan	6/2026	24,034	24,418	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	4/2026	—	8,523	—
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	12/2025	—	8,048	(60)
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured delayed draw term loan	6/2026	—	6,970	(35)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	12/2025	727	3,671	—
Faraday Buyer, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	11/2025	—	14,307	—
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured delayed draw term loan	6/2026	—	28,307	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	8/2025	464	4,536	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	2/2026	354	896	—
Galls, LLC	First lien senior secured delayed draw term loan	3/2026	4,312	34,926	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	7/2026	895	48,838	—
Gehl Foods, LLC	First lien senior secured delayed draw term loan	12/2025	3,639	5,458	—
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured delayed draw term loan	4/2025	1,724	14,090	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	3/2026	72	254	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	7/2026	—	13,434	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	12/2025	375	6,194	—
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	1/2025	—	1,780	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(34)
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	4/2026	—	22,020	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	53,446	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	6/2026	—	5,079	(127)
Kaseya Inc.	First lien senior secured delayed draw term loan	6/2025	847	3,230	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured delayed draw term loan	2/2026	777	6,695	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	11/2025	73	6,054	—
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured delayed draw term loan	9/2026	344	51,256	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured delayed draw term loan	5/2025	19,608	27,285	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	4,485	5,067	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	3,981	(10)
ManTech International Corporation	First lien senior secured delayed draw term loan	6/2025	—	2,164	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	5/2026	—	20,448	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	10/2025	2,659	24,114	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	5/2026	—	41,960	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2/2026	3,268	10,759	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	3/2027	—	22,358	(279)
Nelipak Holding Company	First lien senior secured delayed draw term loan	3/2027	—	11,787	(147)
OneOncology, LLC	First lien senior secured delayed draw term loan	10/2026	35,851	35,494	—
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured delayed draw term loan	12/2026	—	18,063	(90)
Park Place Technologies, LLC	First lien senior secured delayed draw term loan	9/2025	—	13,490	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured delayed draw term loan	8/2025	13,680	3,429	—
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	2/2026	8,328	6,584	—
PerkinElmer U.S. LLC	First lien senior secured delayed draw term loan	5/2026	21,371	7,141	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	11/2025	—	31,691	(1,030)
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	9/2025	3,247	816	—
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	5/2026	56,865	102,734	—
Raven Acquisition Holdings, LLC (dba R1 RCM)	First lien senior secured delayed draw term loan	10/2026	—	5,667	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	14,908	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	5,742	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(34)
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	9/2025	172	834	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	9/2025	790	3,987	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	—	27,209	(136)
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	—	40,238	(201)
Smarsh Inc.	First lien senior secured delayed draw term loan	2/2025	10,381	10,381	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	6/2026	3,592	41,416	—
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	7/2025	10,526	20,889	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2026	—	7,482	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	17,957	(45)
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured delayed draw term loan	10/2026	—	37,550	(94)
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured delayed draw term loan	11/2026	—	37,652	(94)
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	10/2026	—	20,716	(104)
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	10/2026	—	27,432	—
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	9/2026	27,449	27,449	—
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	3/2026	62,572	9,208	—
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	10/2026	—	53,400	(200)
USIC Holdings, Inc.	First lien senior secured delayed draw term loan	9/2026	148	2,089	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured delayed draw term loan	8/2026	—	13,971	—
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	9/2031	—	34,388	(189)
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	7/2026	6,290	17,595	—
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	3/2027	966	216	—
Zendesk, Inc.	First lien senior secured delayed draw term loan	11/2025	—	35,425	—
Non-controlled/affiliated - delayed draw debt commitments
Pluralsight, LLC	First lien senior secured delayed draw term loan	8/2029	—	496	—
Non-controlled/non-affiliated - revolving debt commitments
ACR Group Borrower, LLC	First lien senior secured revolving loan	3/2026	—	875	(15)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	7/2029	—	352	—
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	44,919	(112)
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	4,245	(42)
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	—	16,273	(81)
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	16,528	—
Appfire Technologies, LLC	First lien senior secured revolving loan	3/2028	117	1,516	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	—	7,282	(18)
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	2,710	(14)

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(34)
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	9/2027	1,702	3,404	—
Associations, Inc.	First lien senior secured revolving loan	7/2028	12,695	12,695	—
Avalara, Inc.	First lien senior secured revolving loan	10/2028	—	7,045	—
AWP Group Holdings, Inc.	First lien senior secured revolving loan	12/2030	290	5,515	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	1,995	(15)
Baker Tilly Advisory Group, L.P.	First lien senior secured revolving loan	6/2030	—	20,935	(105)
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	—	20,128	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	—	18,336	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2026	3,103	1,552	—
BCPE Pequod Buyer, Inc. (dba Envestnet)	First lien senior secured revolving loan	11/2029	—	16,634	(83)
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	12/2026	—	161	—
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured revolving loan	6/2029	2,217	4,433	—
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	10/2029	—	4,179	—
Brightway Holdings, LLC	First lien senior secured revolving loan	12/2027	842	1,263	—
Broadcast Music, Inc. (fka Otis Merger Sub, Inc.)	First lien senior secured revolving loan	2/2030	—	6,271	(47)
BTRS HOLDINGS INC. (dba Billtrust)	First lien senior secured revolving loan	12/2028	434	723	—
Canadian Hospital Specialties Limited	First lien senior secured revolving loan	4/2027	255	158	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	8/2027	303	577	—
Certinia Inc.	First lien senior secured revolving loan	8/2029	—	4,412	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured revolving loan	1/2030	—	3,692	—
CivicPlus, LLC	First lien senior secured revolving loan	8/2027	—	2,244	—
CMG HoldCo, LLC (dba Crete United)	First lien senior secured revolving loan	5/2028	1,442	7,211	—
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	10/2029	—	14,183	—
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	—	1,664	—
CPM Holdings, Inc.	First lien senior secured revolving loan	6/2028	—	5,000	(161)
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	42,297	(740)
Cresset Capital Management, LLC	First lien senior secured revolving loan	6/2029	—	2,239	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	17,226	(215)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	30,115	(75)
D4C Dental Brands, Inc.	First lien senior secured revolving loan	11/2029	—	11,346	(113)
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	6/2031	—	15,899	(79)
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	9/2027	—	9,963	—
Diamond Mezzanine 24 LLC (dba United Risk)*	First lien senior secured revolving loan	10/2030	6,175	—	—
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	3/2029	—	91	(1)
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	3/2029	—	10,552	(26)
DuraServ LLC	First lien senior secured revolving loan	6/2030	—	24,256	(121)
Eagle Family Foods Group LLC	First lien senior secured revolving loan	8/2030	—	20,344	(102)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	—	3,387	—
Entrata, Inc.	First lien senior secured revolving loan	7/2028	—	513	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	6/2030	—	4,357	(44)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	4/2027	—	676	—
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2/2029	—	16,615	(3)
Finastra USA, Inc.	First lien senior secured revolving loan	9/2029	10,631	6,461	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2030	—	1,320	(7)
Formerra, LLC	First lien senior secured revolving loan	11/2028	—	526	(7)
Fortis Solutions Group, LLC	First lien senior secured revolving loan	10/2027	2,361	4,385	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(34)
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured revolving loan	12/2029	—	23,160	(174)
Fullsteam Operations, LLC	First lien senior secured revolving loan	11/2029	—	500	—
Galls, LLC	First lien senior secured revolving loan	3/2030	—	15,697	—
Galway Borrower LLC	First lien senior secured revolving loan	9/2028	524	5,742	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	12/2027	2,066	1,907	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2027	—	8,404	(21)
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	4/2029	4,274	6,807	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	195	1,478	—
Granicus, Inc.	First lien senior secured revolving loan	1/2031	—	4,633	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	5/2028	—	247	(2)
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	12/2026	—	96	—
Hissho Parent, LLC	First lien senior secured revolving loan	5/2029	—	11,009	—
Home Service TopCo IV, Inc.	First lien senior secured revolving loan	12/2027	—	3,359	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	6,978	—
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	2,749	—
Ideal Image Development, LLC	First lien senior secured revolving loan	2/2029	732	183	—
Ideal Image Development, LLC*	First lien senior secured revolving loan	2/2029	33	—	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	4/2028	—	8,630	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	9/2028	—	4,866	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	5/2028	—	12,700	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	1,689	3,003	—
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	7/2029	—	5,934	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	17,886	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)*	First lien senior secured revolving loan	8/2026	2,049	—	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	313	5,705	—
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2027	2,517	11,750	—
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	88	—
KABAFUSION Parent, LLC	First lien senior secured revolving loan	11/2031	—	8,903	(89)
Kaseya Inc.	First lien senior secured revolving loan	6/2029	1,097	3,256	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured revolving loan	2/2031	—	2,242	(28)
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	7/2029	—	10,944	—
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	23,568	—
KWOR Acquisition, Inc. (dba Alacrity Solutions)*	First lien senior secured revolving loan	12/2027	3,415	—	—
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured revolving loan	9/2029	—	8,600	(43)
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	5/2029	—	11,685	—
Lignetics Investment Corp.	First lien senior secured revolving loan	11/2026	8,412	3,059	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	2,266	(6)
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	7/2028	—	2,419	—
ManTech International Corporation	First lien senior secured revolving loan	9/2028	—	1,806	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	5/2030	—	15,336	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	4/2028	2,411	5,627	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	7/2027	714	2,857	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	4/2026	—	2,553	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(34)
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	—	4,746	(36)
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	25,814	(129)
Mitnick Corporate Purchaser, Inc.	First lien senior secured revolving loan	5/2027	1,700	7,675	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	21,041	(53)
Natural Partners, LLC	First lien senior secured revolving loan	11/2027	—	11,814	(59)
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	3/2031	1,367	2,803	—
Nelipak Holding Company	First lien senior secured revolving loan	3/2031	3,695	5,102	—
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	8/2029	—	4,118	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2028	—	558	—
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	5/2027	—	5,282	(581)
OAC Holdings I Corp. (dba Omega Holdings)	First lien senior secured revolving loan	3/2028	—	2,572	(19)
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	9/2027	—	7,993	(20)
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3/2028	—	3,302	(25)
OneOncology, LLC	First lien senior secured revolving loan	6/2029	—	14,269	—
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	2/2029	—	10,148	—
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured revolving loan	12/2031	—	9,032	(90)
Park Place Technologies, LLC	First lien senior secured revolving loan	3/2030	2,900	7,217	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	1/2028	—	88	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	2/2031	—	6,560	(66)
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	11/2027	—	2,570	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	—	33,258	(1,413)
Phantom Purchaser, Inc.	First lien senior secured revolving loan	9/2031	—	11,437	(86)
Ping Identity Holding Corp.	First lien senior secured revolving loan	10/2028	—	6,597	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	5/2028	6,853	5,384	—
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	8/2029	—	11,854	—
Premise Health Holding Corp.	First lien senior secured revolving loan	2/2030	—	8,191	(20)
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	5/2030	4,213	29,489	—
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	6,000	(15)
Quva Pharma, Inc.	First lien senior secured revolving loan	4/2026	382	73	—
Relativity ODA LLC	First lien senior secured revolving loan	5/2029	—	2,797	(7)
Rhea Parent, Inc.	First lien senior secured revolving loan	12/2030	—	43,315	(433)
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	1,650	11,403	—
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	8/2028	—	5,718	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	—	5,742	(14)
Securonix, Inc.	First lien senior secured revolving loan	4/2028	120	5,219	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	13,312	7,249	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	—	16,326	(163)
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	20,119	(201)
Smarsh Inc.	First lien senior secured revolving loan	2/2029	332	498	—
Soliant Lower Intermediate, LLC (dba Soliant)	First lien senior secured revolving loan	6/2031	—	15,556	(156)
Sonny's Enterprises, LLC	First lien senior secured revolving loan	8/2027	6,475	19,426	—
Southern Air & Heat Holdings, LLC	First lien senior secured revolving loan	10/2027	62	220	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	14,965	(75)
Spotless Brands, LLC	First lien senior secured revolving loan	7/2028	—	2,244	(6)
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured revolving loan	10/2030	6,947	8,073	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	3/2029	—	5,579	(167)

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2024
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(34)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2028	—	5,336	(27)
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured revolving loan	11/2030	1,255	19,662	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	4/2027	—	16,473	—
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	8/2027	—	5,159	—
The Shade Store, LLC	First lien senior secured revolving loan	10/2028	2,592	8,209	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	10/2031	769	9,589	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	—	1,021	—
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2028	—	27,449	—
Truist Insurance Holdings, LLC	First lien senior secured revolving loan	5/2029	—	7,019	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	6/2029	—	8,120	—
USIC Holdings, Inc.	First lien senior secured revolving loan	9/2031	1,104	3,725	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	12/2029	—	4,975	—
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	4/2026	—	142	—
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	7/2031	—	7,962	(40)
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	12,908	40,004	—
Walker Edison Furniture Company LLC*	First lien senior secured revolving loan	3/2027	1,333	—	—
When I Work, Inc.	First lien senior secured revolving loan	11/2027	—	4,164	(146)
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	14,587	—
Non-controlled/affiliated - revolving debt commitments
Pluralsight, LLC	First lien senior secured revolving loan	8/2029	—	198	—
Controlled/affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	N/A	26,763	59,032	—
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	N/A	25,601	27,444	—
LSI Financing LLC	Common Equity	N/A	288,704	5,738	—
Total Portfolio Company Commitments			$917,516	$3,192,745	$(9,837)
*Fully Funded
(19)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(20)Unless otherwise indicated, represents a co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See “Note 3 — Agreements and Related Party Transactions.”
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
* Refer to “Note 4 — Investments - OCIC SLF LLC” and “Investments - Blue Owl Credit SLF LLC”, for further information.
** Refer to “Note 3 — Agreements and Related Party Transactions - Controlled/Affiliated Portfolio Companies.”

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
(29)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facilities and CLOs. See “Note 5 — Debt.”
(30)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the period ended December 31, 2024, were as follows:

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

(31)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investments in controlled affiliates for the period ended December 31, 2024, were as follows:

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

Blue Owl Credit Income Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$1,625,921	$1,354,877	$819,124
Net change in unrealized gain (loss)	(94,253)	(69,591)	196,202
Net realized gain (loss) on investments	(211,326)	(18,566)	(9,459)
Net Increase (Decrease) in Net Assets Resulting from Operations	1,320,342	1,266,720	1,005,867
Distributions
Class S	(539,559)	(387,356)	(223,672)
Class D	(54,160)	(43,928)	(57,125)
Class I	(1,161,037)	(763,257)	(415,047)
Net Decrease in Net Assets Resulting from Shareholders’ Distributions	(1,754,756)	(1,194,541)	(695,844)
Capital Share Transactions
Class S:
Issuance of shares of common stock	1,811,923	1,833,919	1,194,789
Share transfers between classes(1)	(92,096)	(5,728)	(2,614)
Repurchase of common shares	(493,531)	(185,739)	(75,799)
Reinvestment of shareholders’ distributions	258,068	165,862	82,376
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	1,484,364	1,808,314	1,198,752
Class D:
Issuance of shares of common stock	150,438	133,280	256,735
Share transfers between classes(1)	5,091	(338,702)	—
Repurchase of common shares	(86,311)	(40,928)	(34,058)
Reinvestment of shareholders’ distributions	17,520	15,609	24,077
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	86,738	(230,741)	246,754
Class I:
Issuance of shares of common stock	4,943,037	3,730,612	2,008,973
Share transfers between classes(1)	87,005	344,430	2,614
Repurchase of common shares	(1,415,503)	(412,317)	(277,409)
Reinvestment of shareholders’ distributions	487,444	316,579	153,086
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	4,101,983	3,979,304	1,887,264
Total Increase (Decrease) in Net Assets	5,238,671	5,629,056	3,642,793
Net Assets, at beginning of period	14,521,602	8,892,546	5,249,753
Net Assets, at end of period	$19,760,273	$14,521,602	$8,892,546

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

Blue Owl Credit Income Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,320,342	$1,266,720	$1,005,867
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(17,448,863)	(15,014,625)	(7,082,209)
Proceeds from investments and investment repayments, net	7,961,495	5,516,966	1,516,330
Net change in unrealized (gain) loss on investments	130,829	70,014	(195,317)
Net change in unrealized (gain) loss on interest rate swap attributed to unsecured notes	95,182	(85,789)	12,533
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(37,298)	(1,339)	(892)
Net change in unrealized (gain) loss on income tax (provision) benefit	722	916	7
Net realized (gain) loss on investments	180,663	20,997	8,940
Net realized (gain) loss on foreign currency transactions relating to investments	(278)	941	519
Net realized (gain) loss on foreign currency transactions relating to debt	31,650	(2,338)	—
Paid-in-kind interest and dividends	(186,916)	(189,230)	(144,214)
Net amortization/accretion of premium/discount on investments	(105,594)	(147,271)	(45,498)
Amortization of debt issuance costs	50,968	31,304	17,912
Amortization of offering costs	5,067	4,062	3,295
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable	(25,236)	(41,828)	(57,948)
(Increase) decrease in receivable from controlled affiliates	3,831	(8,275)	12,178
(Increase) decrease in receivable for investments sold	382,838	(444,545)	(28,508)
(Increase) decrease in prepaid expenses and other assets	(36,269)	(6,300)	(3,759)
Increase (decrease) in payable for investments purchased	42,340	(37,453)	125,372
Increase (decrease) in payables to affiliates	19,133	18,886	21,954
Increase (decrease) in accrued expenses and other liabilities	(93,865)	204,509	21,687
Net cash used in operating activities	(7,709,259)	(8,843,678)	(4,811,751)
Cash Flows from Financing Activities
Borrowings on debt	17,721,828	15,846,598	7,995,764
Repayments of debt	(14,969,955)	(10,800,512)	(5,635,000)
Deferred offering costs paid	(6,991)	(2,613)	—
Debt issuance costs paid	(52,579)	(108,794)	(55,848)
Repurchase of common stock	(1,178,986)	(559,769)	(384,114)
Proceeds from issuance of common shares	6,905,398	5,697,811	3,460,497
Distributions paid to shareholders	(979,385)	(637,944)	(379,411)
Net cash provided by financing activities	7,439,330	9,434,777	5,001,888
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $(158,303), $141,158, and, $17,872, respectively)	(269,929)	591,099	190,137
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $182,030, $40,872, and $23,000, respectively)	1,006,483	415,384	225,247
Cash and restricted cash, including foreign cash, end of period (restricted cash of $23,727 and $182,030, and $40,872, respectively)	$736,554	$1,006,483	$415,384

Supplemental and Non-Cash Information
Interest paid during the period	$947,535	$670,026	$422,568
Distributions declared during the period	$1,754,756	$1,194,541	$695,844
Reinvestment of distributions during the period	$763,032	$498,050	$259,539
Taxes, including excise tax, paid during the period	$10,034	$2,206	$195
Distributions payable	$164,816	$152,477	$93,930
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

The Company is an externally managed closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company is treated as a regulated investment company (a “RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Because the Company has elected to be regulated as a BDC and as a RIC under the Code, the Company’s portfolio is subject to diversification and other requirements.

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

Blue Owl Credit Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). Blue Owl consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms and (3) Real Assets, which primarily focuses on the strategies of net lease real estate, real estate credit and digital infrastructure, which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.

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

Since meeting the minimum offering requirement and commencing its continuous public offering through December 31, 2025, the Company has issued 711,941,000 shares of Class S common stock, 105,882,972 shares of Class D common stock and 1,470,414,548

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $6.74 billion, $0.99 billion and $13.83 billion, respectively, including $1,000 of seed capital contributed by its Adviser in September of 2020, $25.0 million in gross proceeds raised from an entity affiliated with the Adviser and 162,241,493 shares of Class I common stock issued in a private placement to feeder vehicles primarily created to hold the Company’s Class I shares for gross proceeds of approximately $1.53 billion.
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
The Company does not consolidate its equity interests in AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”), LSI Financing LLC (“LSI Financing LLC”), Fifth Season Investments LLC (“Fifth Season”), Blue Owl Cross-Strategy Opportunities LLC (“BOCSO”), Blue Owl Credit SLF LLC (“Credit SLF”), Wingspire Capital Holdings LLC (“Wingspire”), Blue Owl Leasing LLC (“Blue Owl Leasing”), and since November 2, 2022 has not consolidated its equity position in OCIC SLF. OCIC SLF was formed as a wholly-owned subsidiary of the Company and commenced operations on February 14, 2022. On November 2, 2022, the Company and State Teachers Retirement System of Ohio (“OSTRS” and together with the Company, the “Members” and each, a “Member”) entered into an Amended and Restated Limited Liability Company Agreement to co-manage OCIC SLF as a joint venture. See Note 3 “Agreements and Related Party Transactions - Controlled/Affiliated Portfolio Companies”.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

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
Financial and Derivative Instruments
The Company follows the guidance in ASC 815 Derivatives and Hedging, when accounting for all derivative instruments. The Company designated certain interest rate swaps as hedging instruments, and as a result, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s interest rate swaps are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available. For all other derivatives, the Company does not utilize hedge accounting and values such derivatives at fair value with the unrealized gains or losses recorded in “net change in unrealized gains (losses) from foreign currency and other transactions” in the Company’s Consolidated Statements of Operations.
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to reduce the Company’s exposure to fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized gains (losses) on foreign currency forward contracts are recorded within other assets or other liabilities on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis. The Company does not utilize hedge accounting and values forward contracts at fair value with the unrealized gains or losses recorded in net change in unrealized gains (losses) from foreign currency and other transactions in the Company’s Consolidated Statements of Operations.
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

PIK interest and PIK dividend income consisted of the following for the periods:

	For the Years Ended December 31,
($ in thousands)	2025	2024	2023
PIK Interest Income	$127,784	$120,121	$72,208
PIK Interest Income as a % of Investment Income	4.1%	4.7%	4.7%
PIK Dividend Income	$57,363	$54,205	$68,105
PIK Dividend Income as a % of Investment Income	1.8%	2.1%	4.4%
Total PIK Income	$185,147	$174,326	$140,313
Total PIK Income as a % of Investment Income	5.9%	6.8%	9.1%
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
Income Taxes
The Company has elected to be treated as a RIC under the Code beginning with the taxable year ended December 31, 2020 and intends to qualify as a RIC annually. So long as the Company obtains and maintains its tax treatment as a RIC, it generally will not pay U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company. However, the Company will be subject to U.S. federal income tax imposed at corporate rates on any income, including capital gains not distributed (or not deemed distributed) to its stockholders.
To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must generally distribute to its shareholders on a timely basis, at least the sum of (i) 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes imposed at corporate rates.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions through December 31, 2025. As applicable, the Company’s prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.
Income and Expense Allocations
Income and realized and unrealized capital gains and losses are allocated to each class of shares of the Company on the basis of the aggregate net asset value of that class in relation to the aggregate net asset value of the Company.
Expenses that are common to all share classes are borne by each class of shares based on the net assets of the Company attributable to each class. Expenses that are specific to a class of shares are allocated to such class either directly or through the servicing fees paid pursuant to the Company’s distribution plan. See “Note 3 — Agreements and Related Party Transactions – Shareholder Servicing Plan.”

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
The Company operates through a single operating and reporting segment with an investment objective to generate both current income, and to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officer, president, and chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in shareholder’s equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.
New Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740),” which updates annual income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. The Company adopted ASU 2023-09 effective December 31, 2025, and concluded the adoption of the standard had no material impact on the consolidated annual financial statements of the Company.
Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3. Agreements and Related Party Transactions

As of December 31, 2025, the Company had payables to affiliates of $92.6 million, comprised of $62.6 million of accrued performance based incentive fees, $20.7 million of management fees, and $9.3 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement. As of December 31, 2024, the Company had payables to affiliates of $73.4 million, comprised of $54.0 million of accrued performance based incentive fees, $14.6 million of management fees, and $4.8 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement.

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

For the years ended December 31, 2025, 2024 and 2023 the Company incurred expenses of approximately $11.3 million, $7.1 million, and $4.6 million respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

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

For the years ended December 31, 2025, 2024 and 2023 management fees were $215.0 million, net of $0.8 million in management fee waivers, $141.7 million, and $81.8 million, respectively.

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

For the years ended December 31, 2025, 2024 and 2023, the Company incurred performance based incentive fees on net investment income of $232.2 million, $192.5 million, and $118.1 million, respectively.

For the year ended December 31, 2025, the Company did not incur performance based incentive fees based on capital gains. For the year ended December 31, 2024, the Company recorded a reversal of previously recorded performance based incentive fees based on capital gains of $7.8 million, which was primarily related to unrealized depreciation. For the year ended December 31, 2023, the Company incurred performance-based incentive fees based on capital gains of $7.8 million, of which $7.8 million was related to unrealized appreciation.

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

For the year ended December 31, 2025, subject to the 1.5% organization and offering cost cap, the Company accrued approximately $0.5 million of offering expenses that are reimbursable to the Adviser.

For the year ended December 31, 2024, subject to the 1.5% organization and offering cost cap, the Company accrued $0.3 million of initial organization and offering expenses that are reimbursable to the Adviser.

For the year ended December 31, 2023, subject to the 1.5% organization and offering cost cap, the Company accrued less than $0.1 million of initial organization and offering expenses that are reimbursable to the Adviser.

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

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

The Adviser is affiliated with Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” together with OTCA, OTCA II, OPFA and the Adviser, the “Blue Owl Credit Advisers”), which are also registered investment advisers. The Blue Owl Credit Advisers are indirect affiliates of Blue Owl and comprise part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. The Blue Owl Credit Advisers’ allocation policies seek to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of the BDCs, interval fund, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products.

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

For the year ended December 31, 2025, the Company accrued servicing fees with respect to Class D shares of $1.4 million. For the year ended December 31, 2025, the Company accrued servicing fees with respect to Class S shares of $50.2 million.

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

Controlled, Affiliated/Non-Controlled, Affiliated Portfolio Companies

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

The Company has made investments in controlled, affiliated companies, including OCIC SLF, Amergin AssetCo, Fifth Season, LSI Financing LLC, BOCSO, Credit SLF, and Blue Owl Leasing. For further description of OCIC SLF, Credit SLF, and Blue Owl Leasing see “Note 4 — Investments”.

The Company has also made investments in non-controlled, affiliated companies, including LSI Financing 1 DAC (“LSI Financing DAC”) and Wingspire Capital Holdings LLC (“Wingspire”).

Amergin was created to invest in a leasing platform focused on railcar and aviation assets. Amergin consists of Amergin AssetCo and Amergin Asset Management, LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of December 31, 2025, the Company’s commitment to Amergin AssetCo is $229.5 million, of which $94.7 million is equity and $134.8 million is debt. As of December 31, 2025, the fair value of the Company’s investment in Amergin AssetCo was $216.2 million. The Company does not consolidate its equity interest in Amergin AssetCo.

BOCSO is a portfolio company formed to hold alternative credit assets, including ABF. ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. On September 18, 2025, the Company made an initial equity contribution to BOCSO. As of December 31, 2025, the Company’s investment at fair value in BOCSO was $136.8 million and the Company’s total commitment was $137.1 million. The Company does not consolidate its equity interest in BOCSO.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, the Company made an initial equity commitment to Fifth Season. As of December 31, 2025, the fair value of the Company’s investment in Fifth Season is $345.0 million. The Company does not consolidate its equity interest in Fifth Season.

LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial equity commitment to LSI Financing DAC. As of December 31, 2025, the fair value of the Company’s investment in LSI Financing DAC is $4.1 million. The Company does not consolidate its equity interest in LSI Financing DAC.

LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory Agreement equal to the Company’s pro rata amount of such consulting fee. On November 25, 2024, the Company made an initial equity commitment to LSI Financing LLC. As of December 31, 2025, the fair value of the Company’s investment in LSI Financing LLC is $321.1 million and the Company’s total commitment is $415.9 million. The Company does not consolidate its equity interest in LSI Financing LLC.

Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle-market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic/bridge financings. Wingspire conducts its business through an indirectly owned subsidiary, Wingspire Capital LLC. On November 7, 2025, the Company made its initial commitment to Wingspire. As of December 31, 2025, the fair value of the Company’s investment in Wingspire is $10.2 million and the Company’s total commitment is $45.0 million. The Company does not consolidate its equity interest in Wingspire.
Note 4. Investments

Investments at fair value and amortized cost consisted of the below as of the following periods:

	December 31, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$31,727,075	$31,597,264	$23,613,397	$23,574,406
Second-lien senior secured debt investments	1,554,896	1,500,498	802,519	767,392
Unsecured debt investments	463,745	479,850	447,930	440,633
Specialty finance debt investments	134,800	134,800	90,431	90,736
Preferred equity investments	508,942	496,312	363,096	359,901
Common equity investments	370,541	435,238	198,899	244,492
Specialty finance equity investments	814,147	900,635	548,315	585,431
Joint ventures	409,012	374,351	319,078	315,903
Total Investments	$35,983,158	$35,918,948	$26,383,665	$26,378,894

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

The industry composition of investments based on fair value consisted of the below as of the following periods:

	December 31, 2025	December 31, 2024
Advertising and media	1.3%	1.8%
Aerospace and defense	0.9	0.8
Asset based lending and fund finance(1)	1.5	1.1
Automotive services	2.1	0.7
Automotive aftermarket	0.0	0.1
Buildings and real estate	2.9	2.6
Business services	3.9	6.0
Chemicals	2.1	2.9
Consumer products	1.6	1.5
Containers and packaging	2.7	2.4
Distribution	2.5	2.3
Education	0.6	0.9
Energy equipment and services	0.2	0.3
Financial services	6.5	5.1
Food and beverage	4.7	6.3
Healthcare equipment and services	7.0	6.0
Healthcare providers and services	13.9	12.0
Healthcare technology	5.6	5.7
Household products	1.5	1.3
Human resource support services	0.7	0.8
Infrastructure and environmental services	2.3	1.5
Insurance(2)	8.8	9.4
Internet software and services	11.6	11.6
Joint ventures(3)	1.0	1.2
Leisure and entertainment	2.8	3.0
Manufacturing	2.0	3.5
Pharmaceuticals(4)	1.4	1.1
Professional services	4.8	4.6
Specialty retail	0.9	1.8
Telecommunications	1.7	1.1
Transportation	0.5	0.6
Total	100.0%	100.0%

(1)Includes investments in Amergin AssetCo, BOCSO and Wingspire.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investments in OCIC SLF, Credit SLF and Blue Owl Leasing. See below, within Note 4, for more information regarding OCIC SLF, Credit SLF and Blue Owl Leasing.
(4)Includes equity investments in LSI Financing DAC and LSI Financing LLC.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

The geographic composition of investments based on fair value consisted of the below as of the following periods:

	December 31, 2025	December 31, 2024
United States:
Midwest	17.5%	20.6%
Northeast	21.9	20.1
South	32.8	32.7
West	19.2	16.2
International	8.6	10.4
Total	100.0%	100.0%

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

The table below sets forth OCIC SLF’s consolidated financial data as of and for the following periods:

	As of
($ in thousands)	December 31, 2025	December 31, 2024
Consolidated Balance Sheet Data
Cash	$58,827	$85,850
Investments at fair value	$1,626,107	$1,647,003
Total Assets	$1,704,149	$1,761,468
Total Debt (net of unamortized debt issuance costs)	$1,312,107	$1,311,414
Total Liabilities	$1,383,769	$1,405,344
Total OCIC SLF Members’ Equity	$320,380	$356,124

	For the Year Ended December 31,
($ in thousands)	2025	2024	2023
Consolidated Statements of Operations
Investment income	$129,202	$150,289	$78,090
Net operating expenses	87,831	95,040	40,613
Net investment income (loss)	$41,371	$55,249	$37,477
Total net realized and unrealized gain (loss)	(33,428)	(12,486)	13,740
Net increase (decrease) in OCIC SLF Members’ Equity resulting from operations	$7,943	$42,763	$51,217
The Company’s proportional share of OCIC SLF’s generated distributions for the following period:

	For the Year Ended December 31,
($ in thousands)	2025	2024	2023
Dividend Income	$38,226	$52,651	$31,397
Blue Owl Credit SLF LLC
Credit SLF, a Delaware limited liability company, is a joint venture among the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Technology Finance Corp., Blue Owl Technology Income Corp., and State Teachers Retirement System of Ohio (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”). Credit SLF’s principal purpose is to make investments primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board of directors comprised of an equal number of directors appointed by each Credit Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Credit SLF Members coinvest through Credit SLF, or its wholly owned subsidiaries. Credit SLF’s date of inception was May 6, 2024 and Credit SLF made its first portfolio company investment on July 23, 2024.
Credit SLF’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, such fair value is not included in the Company’s valuation process.
Other than for purposes of the 1940 Act, the Company does not believe it has control over this portfolio company. Accordingly, the Company does not consolidate its non-controlling interest in Credit SLF.
On May 15, 2025 the Credit SLF Members modified their capital commitments to Credit SLF and the Company’s capital commitment was increased to $46.3 million of which $40.8 million was unfunded and which since then has been funded. On September 4, 2025, certain Credit SLF Members increased their capital commitments to Credit SLF and the Company’s capital commitment was increased to $87.2 million of which $40.8 million was unfunded.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

As of December 31, 2025, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)
($ in thousands)
Blue Owl Capital Corporation	$427,085	$421,348	67.8%
Blue Owl Capital Corporation II	244	244	0.0%
Blue Owl Credit Income Corp.	87,169	76,960	12.4%
Blue Owl Technology Finance Corp.	34,937	30,875	5.0%
Blue Owl Technology Income Corp.	16,161	14,293	2.3%
State Teachers Retirement System of Ohio	80,799	77,674	12.5%
Total	$646,395	$621,394	100.0%
_______________
(1)     This represents each equity holder’s ownership percentage at December 31, 2025 based on net contributed capital.
The table below sets forth Credit SLF’s consolidated financial data as of and for the following periods:

	As of
($ in thousands)	December 31, 2025	December 31, 2024
Consolidated Balance Sheet Data
Cash	$124,718	$17,354
Investments at fair value	$2,343,367	$1,164,473
Total Assets	$2,477,523	$1,196,367
Total Debt (net of unamortized debt issuance costs)	$1,728,363	$750,610
Total Liabilities	$1,863,454	$847,556
Total Credit SLF Members’ Equity	$614,069	$348,811

	For the Year Ended December 31,	For the Period Ended December 31,
($ in thousands)	2025	2024(1)
Consolidated Statement of Operations Data
Investment income	$133,213	$14,573
Net operating expenses	79,074	8,606
Net investment income (loss)	$54,139	$5,967
Total net realized and unrealized gain (loss)	(10,641)	2,904
Net increase (decrease) in Credit SLF Members’ Equity resulting from operations	$43,498	$8,871
_______________
(1)     Credit SLF’s date of inception was May 6, 2024.
The Company’s proportional share of Credit SLF’s net income generated distributions for the following periods:

	For the Year Ended December 31,	For the Period Ended December 31,
($ in thousands)	2025	2024
Dividend Income	$3,312	$121
Blue Owl Leasing LLC
Blue Owl Leasing, a Delaware limited liability company, is a joint venture among the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Technology Finance Corp., Blue Owl Technology Income Corp., Blue Owl Alternative Credit Fund and California State Teachers Retirement System (each, a “Blue Owl Leasing Member” and collectively, the “Blue Owl Leasing Members”). Blue Owl Leasing’s principal purpose is to make investments, either directly or indirectly through financing subsidiaries or other persons, primarily in leases and loans. Investment decisions must be approved by Blue Owl Leasing. The Blue

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Owl Leasing Members coinvest through Blue Owl Leasing, or its wholly owned subsidiaries. Blue Owl Leasing’s date of inception was June 30, 2025 and Blue Owl Leasing made its first portfolio company investment on October 23, 2025.
Blue Owl Leasing’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, such fair value is not included in the Company’s valuation process.
Other than for purposes of the 1940 Act, the Company does not believe it has control over this portfolio company. Accordingly, the Company does not consolidate its non-controlling interest in Blue Owl Leasing.
As of December 31, 2025, the capital commitment, called capital and economic ownership of each Blue Owl Leasing Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)
($ in thousands)
Blue Owl Capital Corporation	$860	$860	1.3%
Blue Owl Capital Corporation II	90	90	0.1%
Blue Owl Credit Income Corp.	30,952	17,237	26.7%
Blue Owl Technology Finance Corp.	8,955	5,105	7.9%
Blue Owl Technology Income Corp.	3,918	2,233	3.5%
Blue Owl Alternative Credit Fund	31,000	31,000	48.0%
California State Teachers Retirement System	10,825	8,075	12.5%
Total	$86,600	$64,600	100.0%
_______________
(1)     This represents each equity holder’s ownership percentage at December 31, 2025, based on net contributed capital.
The table below sets forth Blue Owl Leasing’s consolidated financial data as of and for the following period:

As of
($ in thousands)	December 31, 2025(1)
Consolidated Balance Sheet Data
Cash	$34,555
Investments at fair value	$39,628
Total Assets	$74,531
Total Debt (net of unamortized debt issuance costs)	$9,754
Total Liabilities	$10,076
Total Blue Owl Leasing Members’ Equity	$64,455
_______________
(1)     The Company’s date of inception was June 30, 2025.

For the Period Ended December 31,
($ in thousands)	2025(1)
Consolidated Statement of Operations Data
Income
Investment income	$511
Expenses
Net operating expenses	684
Net investment income (loss)	$(173)
Total net realized and unrealized gain (loss)	$28
Net Increase (Decrease) in Blue Owl Leasing Members’ Equity Resulting From Operations	$(145)
_______________
(1)     The Company’s date of inception was June 30, 2025
Blue Owl Leasing did not distribute any dividends to the Company for the period ended December 31, 2025.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Note 5. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 223% and 209% as of December 31, 2025 and December 31, 2024, respectively.

Debt obligations consisted of the following as of the following periods:

	December 31, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance (Costs) Premium	Net Carrying Value
Revolving Credit Facility(2)(4)	$3,850,000	$995,268	$2,774,463	$(20,441)	$974,827
SPV Asset Facility I	650,000	238,600	32,307	(7,346)	231,254
SPV Asset Facility II	2,000,000	932,000	173,356	(18,062)	913,938
SPV Asset Facility III	2,000,000	1,233,500	142,656	(16,599)	1,216,901
SPV Asset Facility IV	500,000	175,000	135,793	(5,314)	169,686
SPV Asset Facility V	750,000	606,250	43,905	(5,344)	600,906
SPV Asset Facility VI	1,350,000	646,000	48,201	(12,323)	633,677
SPV Asset Facility VII(2)	500,000	463,585	35,092	(2,650)	460,935
SPV Asset Facility VIII	1,000,000	587,500	100,696	(5,293)	582,207
SPV Asset Facility IX	300,000	230,000	27,908	(2,693)	227,307
SPV Asset Facility X	750,000	—	—	(5,206)	(5,206)
CLO VIII	375,000	375,000	—	(2,213)	372,787
CLO XI	260,000	260,000	—	(1,466)	258,534
CLO XV	312,000	312,000	—	(2,504)	309,496
CLO XVI	420,000	420,000	—	(2,432)	417,568
CLO XVII	325,000	325,000	—	(2,575)	322,425
CLO XVIII	260,000	260,000	—	(1,699)	258,301
CLO XIX	260,000	260,000	—	(1,776)	258,224
CLO XXII	737,500	737,500	—	(3,238)	734,262
September 2026 Notes	350,000	350,000	—	(1,219)	348,781
February 2027 Notes	500,000	500,000	—	(1,783)	498,217
September 2027 Notes(3)	600,000	600,000	—	3,252	602,558
AUD 2027 Notes(2)(3)	300,771	300,771	—	(1,801)	297,500
May 2028 Notes(3)	500,000	500,000	—	(6,572)	497,070
June 2028 Notes(3)	650,000	650,000	—	5,232	655,313
January 2029 Notes(3)	550,000	550,000	—	(8,860)	551,308
September 2029 Notes(3)	900,000	900,000	—	(6,878)	916,757
March 2030 Notes(3)	1,000,000	1,000,000	—	(17,838)	970,380
EUR 2031 Notes(2)(3)	587,218	587,218	—	(9,107)	571,783
March 2031 Notes(3)	750,000	750,000	—	(15,595)	742,633
Total Debt	$23,287,489	$15,745,192	$3,514,377	$(180,343)	$15,590,329

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies and cross-currency swap.
(3)Net Carrying Value is inclusive of change in fair market value of effective hedge.
(4)The amount available is reduced by $80.3 million of outstanding letters of credit.

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
(4)The amount available is reduced by $38.2 million of outstanding letters of credit.

The below table represents the components of interest expense for the following periods:

	For the Years Ended December 31,
($ in thousands)	2025	2024	2023
Interest expense	$927,632	$759,984	$457,035
Amortization of debt issuance costs	50,968	31,304	17,912
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items included in interest expense(1)	(5,127)	9,676	(2,114)
Total Interest Expense	$973,473	$800,964	$472,833
Average interest rate	6.6%	7.4%	7.0%
Average daily borrowings	$13,877,232	$10,083,258	$6,461,477

(1)Refer to the September 2027, AUD 2027, May 2028, June 2028, January 2029, September 2029, March 2030, EUR 2031, and March 2031 Notes for details on the facilities’ interest rate swaps.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Credit Facilities
Revolving Credit Facility
On August 11, 2022, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Revolving Credit Lender” and collectively, the “Revolving Credit Lenders”) and Sumitomo Mitsui Banking Corporation, as Administrative Agent. On October 18, 2024 (the “Revolving Credit Facility Third Amendment Date”), the Revolving Credit Facility was amended to extend the availability period and maturity date, increase the total facility amount and make various other changes. The following describes the terms of the Revolving Credit Facility as modified through December 10, 2025.
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
The Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $3.85 billion, which is comprised of (a) a term loan in a principal amount of $150.0 million and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $3.70 billion (increased from $3.63 billion to $3.70 billion on December 10, 2025). The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $4.60 billion through the Company’s exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

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
The maximum principal amount of the SPV Asset Facility III is $2.00 billion (increased from $1.80 billion to $2.00 billion on the six-month anniversary of the SPV Asset Facility III Third Amendment Date), which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Core Income Funding III’s assets from time to time, and satisfaction of certain conditions, including certain portfolio criteria.
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
SPV Asset Facility VI
On August 29, 2023 (the “SPV Asset Facility VI Closing Date”), Core Income Funding VI LLC (“Core Income Funding VI”), a Delaware limited liability company, entered into a Credit Agreement (the “SPV Asset Facility VI”), with Core Income Funding VI LLC, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility VI Lenders”), The Bank of Nova Scotia, as Administrative Agent, State Street Bank and Trust Company as Collateral Agent, Collateral Custodian and Document Custodian. The parties to the SPV Asset Facility VI have entered into various amendments, including to assign the term commitment under the SPV Asset Facility VI and all of the outstanding term loans, replace the collateral custodian and make various other changes. On October 10, 2025, the parties to SPV Asset Facility VI entered into Amendment No. 3 to SPV Asset Facility VI. The following describes the terms of SPV Asset Facility VI as amended through October 10, 2025 (the “SPV Asset Facility VI Fourth Amendment Date”).
The maximum principal amount of the SPV Asset Facility VI is $1.35 billion; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of Core Income Funding VI’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
The SPV Asset Facility VI provides for the ability to draw and redraw revolving loans under the SPV Asset Facility VI for a period after the SPV Asset Facility VI Fourth Amendment Date until April 10, 2028 unless the revolving commitments are terminated sooner as provided in the SPV Asset Facility VI (the “SPV Asset Facility VI Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility VI will mature on April 10, 2035 (the “SPV Asset Facility VI Stated Maturity”). Prior to the SPV Asset Facility VI Stated Maturity, proceeds received by Core Income Funding VI from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility VI Stated Maturity, Core Income Funding VI must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.
Amounts drawn bear interest at Term SOFR plus an applicable margin that ranges from 1.50% to 1.90% depending on a ratio of broadly syndicated loans to middle-market loans in the collateral during the SPV Asset Facility VI Reinvestment Period. From the SPV Asset Facility VI Closing Date to the SPV Asset Facility VI Commitment Termination Date, there is a commitment fee that steps up during the year after the SPV Asset Facility VI Closing Date from 0.00% to 0.55% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility VI.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

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
SPV Asset Facility X
On December 31, 2025 (the “SPV Asset Facility X Closing Date”), Core Income Funding X LLC (“Core Income Funding X”), a Delaware limited liability company, entered into a Revolving Credit and Security Agreement (the “SPV Asset Facility X”), with Core Income Funding X, as borrower, Société Générale, as administrative agent and swingline lender, State Street Bank and Trust Company, as collateral agent, collateral administrator, custodian and document custodian, and the lenders party thereto.
The maximum principal amount of SPV Asset Facility X is $750.0 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Core Income Funding X’s assets from time to time, and satisfaction of certain conditions, including an overcollateralization test, coverage tests, collateral quality tests, and certain concentration limits.
The SPV Asset Facility X provides for the ability to draw term loans and to draw and redraw revolving loans under the SPV Asset Facility X for a period of up to 3 years after the SPV Asset Facility X Closing Date. Unless otherwise terminated, the SPV Asset Facility X will mature on December 31, 2035 (the “SPV Asset Facility X Stated Maturity”). Prior to the SPV Asset Facility X Stated Maturity, proceeds received by Core Income Funding X from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company or reinvested to purchase new assets, subject to certain conditions. On the SPV Asset Facility X Stated Maturity, Core Income Funding X must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.
Amounts drawn bear interest at a reference rate (initially SOFR) plus an applicable margin equal to 1.75% per annum. The undrawn amount of the aggregate term commitment and revolving commitment not subject to such spread payment is subject to an undrawn fee of, after the SPV Asset Facility X Closing Date, 0.50% per annum; provided that after the nine-month anniversary of the SPV Asset Facility X Closing Date, if the drawn amount is less than 50.0% of the aggregate term commitment and revolving commitment, then the portion of the undrawn amount constituting the positive difference between the drawn amount and 50.0% of the aggregate term commitment and revolving commitment is subject to an undrawn fee of 1.00% per annum.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

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
Concurrently with the issuance of the CLO XVII Secured Notes, the CLO XVII Issuer issued approximately $175.6 million of subordinated securities in the form of 177,590 preferred shares at an issue price of U.S. $1,000 per share (the “CLO XVII Preferred Shares”).
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
In connection with the issuance of the September 2027 Notes, on October 18, 2022 the Company entered into centrally cleared interest rate swaps. The notional amount of the centrally cleared interest rate swaps was $600.0 million. The Company received fixed rate interest at 7.750% and paid variable rate interest based on SOFR plus 3.840%. The centrally cleared interest rate swaps had a termination date of September 16, 2027. For the years ended December 31, 2025 and 2024, the Company made periodic payments of $4.2 million and $9.5 million, respectively. On September 16, 2025, the Company terminated the centrally cleared interest rate swaps and received proceeds equal to the fair value of the centrally cleared interest rate swaps as of the termination date totaling $6.3 million. Contemporaneously, the Company entered into a bilateral interest rate swap with the same notional, fixed rate and termination date as the swaps terminated, and a variable rate interest based on SOFR plus 4.325%. The adjustment to the net carrying value of the September 2027 Notes offsetting the fair value of the centrally cleared swaps was capitalized to the September 2027 Notes as of the swap termination date and will amortize to the September 2027 Notes maturity date as a component of interest expense on the Consolidated Statements of Operations. The interest expense related to the September 2027 Notes is equally offset by the proceeds received from the fixed rate leg of the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2025, the interest rate swap had a fair value of $(0.8) million ($(0.1) million net of the present value of the cash flows of the September 2027 Notes). As of December 31, 2024, the centrally cleared interest rate swap had a fair value of $(0.7) million ($0.8 million net of the present value of the cash flows of the September 2027 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps, including the centrally cleared interest rate swaps through their termination date, is offset by the change in net carrying value of the September 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
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
In connection with the issuance of the AUD 2027 Notes, the Company entered into both a bilateral cross-currency swap and interest rate swap, for notional amounts of A$379.0 million and A$71.0 million, respectively. The Company will receive fixed rate interest of 6.500% and will pay variable rate interest based on, one-month SOFR plus 2.67% and three-month BBSY plus 2.72%, for the bilateral cross-currency swap and interest rate swap, respectively. The swaps mature on October 23, 2027. For the year ended December 31, 2025, the Company made periodic payments of $2.4 million and A$0.2 million for the cross-currency swap and interest rate swap, respectively. For the year ended December 31, 2024, the Company did not make any periodic payments. The interest expense related to the AUD 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2025, the swaps had an aggregate fair value of $(2.1) million ($(0.7) million net of the present value of the cash flows of the AUD 2027 Notes). As of December 31, 2024, the interest rate swaps had a fair value of $(20.7) million ($0.4 million net of the present value of the cash flows of the AUD 2027 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the AUD 2027 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations. The change in foreign exchange rate of the cross-currency swap is offset by the change in foreign exchange rate of the AUD 2027 Notes, with the remaining difference included as a component of translation of assets and liabilities in foreign currencies on the Company’s Consolidated Statements of Operations.
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

In connection with the issuance of the May 2028 Notes, on May 23, 2025 the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swaps is $500.0 million. The Company will receive fixed rate interest at 5.900% and pay variable rate interest based on SOFR plus 2.1761%. The interest rate swaps mature on May 23, 2028. For the year ended December 31, 2025, the Company made periodic payments of $1.9 million. The interest expense related to the May 2028 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2025, the interest rate swap had a fair value of $3.9 million ($0.3 million net of the present value of the cash flows of the May 2028 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the May 2028 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
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
In connection with the issuance of the June 2028 Notes, on February 16, 2024 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $650.0 million. The Company will receive fixed rate interest at 7.950% and pay variable rate interest based on SOFR plus 3.79%. The centrally cleared interest rate swaps had a termination date of May 13, 2038. For the years ended December 31, 2025 and 2024, the Company made periodic payments of $2.1 million and $6.2 million, respectively. On December 15, 2025, the Company terminated the centrally cleared interest rate swaps and received proceeds equal to the fair value of the centrally cleared interest rate swaps as of the termination date totaling $11.4 million. Contemporaneously, the Company entered into a bilateral interest rate swap with the same notional, fixed rate and termination date as the terminated swaps, and a variable rate interest based on SOFR plus 4.486%. The basis adjustment to the net carrying value of the June 2028 Notes offsetting the fair value of the centrally cleared interest rate swaps was capitalized to the June 2028 Notes as of the swap termination date and will amortize to the June 2028 Notes maturity date as a component of interest expense on the Consolidated Statements of Operations. The interest expense related to the June 2028 Notes is equally offset by the proceeds received from the fixed rate leg of the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2025, the interest rate swap had a fair value of $0.1 million ($0.0 million net of the present value of the cash flows of the June 2028 Notes). As of December 31, 2024, the interest rate swap had a fair value of $0.5 million ($(0.1) million net of the present value of the cash flows of the June 2028 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps including the centrally cleared interest rate swaps through their termination date, is offset by the change in net carrying value of the June 2028 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
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
In connection with the issuance of the January 2029 Notes, on November 28, 2023 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $550.0 million. The Company will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.647%. The interest rate swaps mature on January 15, 2029. For the years ended December 31, 2025 and 2024, the Company made periodic payments of $3.7 million and $4.8 million, respectively. The interest expense related to the January 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2025, the interest rate swap had a fair value of $10.0 million ($(0.2) million net of the present value of the cash flows of the January 2029 Notes). As of December 31, 2024, the interest rate swap had a fair value of $(0.4) million ($0.1 million net of the present value of the cash flows of the January 2029 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the January 2029 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
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
In connection with the May 14, 2024 issuance of the September 2029 Notes, on May 14, 2024, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $500.0 million. The Company will receive fixed rate interest at 6.600% and pay variable rate interest based on SOFR plus 2.337%. In connection with the January 22, 2025 issuance of the September 2029 Notes, on January 22, 2025, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $400.0 million. The Company will receive fixed rate interest at 6.600% and pay variable rate interest based on SOFR plus 2.457%.The interest rate swaps mature on August 15, 2029. For the years ended December 31, 2025, the Company made periodic payments of $2.5 million and $2.2 million, respectively. The interest expense related to the September 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap’s adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2025, the interest rate swaps had a fair value of $23.9 million ($0.3 million net of the present value of the cash flows of the September 2029 Notes). As of December 31, 2024, the interest rate swaps had a fair value of $3.7 million ($0.5 million net of the present value of the cash flows of the September 2029 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in net carrying value of the September 2029 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
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
In connection with the issuance of the March 2030 Notes, on September 10, 2024 the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swaps is $1.00 billion. The Company will receive fixed rate interest at 5.800% and pay variable rate interest based on SOFR plus 2.619%. The interest rate swaps mature on February 15, 2030. For the year ended December 31, 2025, the Company made periodic payments of $14.6 million. For the year ended December 31, 2024, the Company did not make any periodic payments. The interest expense related to the March 2030 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2025, the interest rate swap had a fair value of $(11.8) million ($0.0 million net of the present value of the cash flows of the March 2030 Notes). As of December 31, 2024, the interest rate swap had a fair value of $(44.5) million ($(6.1) million net of the present value of the cash flows of the March 2030 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the March 2030 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
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
In connection with the issuance of the March 2031 Notes, on January 29, 2024 the Company entered into centrally cleared interest rate swaps. The notional amount of the centrally cleared interest rate swaps was $750.0 million. The Company received fixed rate interest at 6.650% and paid variable rate interest based on SOFR plus 2.902%. The centrally cleared interest rate swaps had a termination date of January 15, 2031. For the years ended December 31, 2025 and 2024, the Company made periodic payments of $6.2 million and $8.5 million, respectively. On July 15, 2025, the Company terminated the centrally cleared interest rate swaps and entered into a bilateral interest rate swap with the same notional, fixed rate and termination date as the swaps terminated, and a variable rate interest based on SOFR plus 2.895%. The adjustment to the net carrying value of the March 2031 Notes offsetting the fair value of the centrally cleared interest rate swaps was capitalized to the March 2031 Notes as of the swap termination date and will amortize to the March 2031 Notes maturity date as a component of interest expense on the Consolidated Statements of Operations. The interest expense related to the March 2031 Notes is equally offset by the proceeds received from the fixed rate leg of the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2025, the interest rate swap had a fair value of $7.7 million ($(0.5) million net of the present value of the cash flows of the March 2031 Notes). As of December 31, 2024, the interest rate swap had a fair value of $(14.2) million ($(2.2) million net of the present value of the cash flows of the March 2031 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps, including the centrally cleared interest rate swaps through their termination date, is offset by the change in net carrying value of the March 2031 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
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
The EUR 2031 Notes have been admitted to the Official List of the International Stock Exchange.
In connection with the issuance of the EUR 2031 Notes, on September 11, 2025 the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swaps is €500.0 million. The Company will receive fixed rate interest at 4.250% and pay variable rate interest based on EURIBOR plus 1.93%. The interest rate swaps mature on January 31, 2031. For the year ended December 31, 2025, the Company did not make any periodic payments. The interest expense related to the EUR 2031 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2025, the interest rate swap had a fair value of $(6.3) million ($0.0 million net of the present value of the cash flows of the EUR 2031 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the EUR 2031 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Maturity of Debt Obligations
The table below presents a summary of the Company’s contractual payment obligations under credit facilities and notes as of December 31, 2025:

($ in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 years
Revolving Credit Facility	$995,268	$—	$—	$995,268	$—
SPV Asset Facility I	238,600	—	—	—	238,600
SPV Asset Facility II	932,000	—	—	932,000	—
SPV Asset Facility III	1,233,500	—	—	1,233,500	—
SPV Asset Facility IV	175,000	—	—	—	175,000
SPV Asset Facility V	606,250	—	—	606,250	—
SPV Asset Facility VI	646,000	—	—	—	646,000
SPV Asset Facility VII	463,585	—	—	463,585	—
SPV Asset Facility VIII	587,500	—	—	—	587,500
SPV Asset Facility IX	230,000	—	—	230,000	—
SPV Asset Facility X	—	—	—	—	—
CLO VIII	375,000	—	—	—	375,000
CLO XI	260,000	—	—	—	260,000
CLO XV	312,000	—	—	—	312,000
CLO XVI	420,000	—	—	—	420,000
CLO XVII	325,000	—	—	—	325,000
CLO XVIII	260,000	—	—	—	260,000
CLO XIX	260,000	—	—	—	260,000
CLO XXII	737,500	—	—	—	737,500
September 2026 Notes	350,000	350,000	—	—	—
February 2027 Notes	500,000	—	500,000	—	—
September 2027 Notes	600,000	—	600,000	—	—
AUD 2027 Notes	300,771	—	300,771	—	—
May 2028 Notes	500,000	—	500,000	—	—
June 2028 Notes	650,000	—	650,000	—	—
January 2029 Notes	550,000	—	—	550,000	—
September 2029 Notes	900,000	—	—	900,000	—
March 2030 Notes	1,000,000	—	—	1,000,000	—
EUR 2031 Notes	587,218	—	—	—	587,218
March 2031 Notes	750,000	—	—	—	750,000
Total Contractual Obligations	$15,745,192	$350,000	$2,550,771	$6,910,603	$5,933,818

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Note 6. Fair Value of Financial Instruments

Investments

The following tables present the fair value hierarchy of cash, investments, and derivatives as of the following periods:

	Fair Value Hierarchy as of December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$736,554	$—	$—	$736,554
Investments:
First-lien senior secured debt investments	—	4,068,098	27,529,166	31,597,264
Second-lien senior secured debt investments	—	394,837	1,105,661	1,500,498
Unsecured debt investments	—	—	479,850	479,850
Specialty finance debt investments	—	—	134,800	134,800
Preferred equity investments	—	—	496,312	496,312
Specialty finance equity investments	—	—	442,727	442,727
Common equity investments	—	5,734	291,027	296,761
Subtotal	$—	$4,468,669	$30,479,543	$34,948,212
Investments measured at Net Asset Value (“NAV”)(1)	—	—	—	970,736
Total investments at fair value	$—	$4,468,669	$30,479,543	$35,918,948
Derivatives:
Interest rate swaps	$—	$26,582	$—	$26,582
Foreign currency forward contracts	—	(158)	—	(158)
Cross-currency swap	—	(1,902)	—	(1,902)
Total Derivatives	$—	$24,522	$—	$24,522

(1)Includes but not limited to equity investments in OCIC SLF, Credit SLF, BOCSO, LSI Financing LLC, and Blue Owl Leasing, which are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Year Ended December 31, 2025
	Debt investments				Equity investments
($ in thousands)	First-lien senior secured	Second-lien senior secured	Unsecured	Specialty finance	Preferred	Specialty finance	Common	Total
Fair value, beginning of period	$19,332,178	$451,426	$366,496	$90,736	$359,901	$291,656	$206,420	$21,098,813
Purchases of investments, net	12,274,960	695,724	11,387	41,545	134,454	123,726	153,103	13,434,899
Payment-in-kind	68,204	13,736	45,144	3,180	55,632	—	128	186,024
Proceeds from investments, net	(3,880,585)	(75,296)	(29,854)	(356)	(49,978)	(3,139)	(54,626)	(4,093,834)
Net change in unrealized gain (loss)	17,495	(21,091)	23,403	(305)	(9,432)	30,484	(3,217)	37,337
Net realized gains (losses)	(172,692)	(11,345)	(4,206)	—	495	—	24,290	(163,458)
Net amortization/accretion of premium/discount on investments	80,574	1,928	1,277	—	1,423	—	—	85,202
Transfers between investment types	31,267	—	(7,934)	—	3,817	—	(31,015)	(3,865)
Transfers into (out of) Level 3(1)	(222,235)	50,579	74,137	—	—	—	(4,056)	(101,575)
Fair value, end of period	$27,529,166	$1,105,661	$479,850	$134,800	$496,312	$442,727	$291,027	$30,479,543

(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2025, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Year Ended December 31, 2024
	Debt investments				Equity investments
($ in thousands)	First-lien senior secured	Second-lien senior secured	Unsecured	Specialty finance	Preferred	Specialty finance	Common	Total
Fair value, beginning of period	$11,454,006	$935,338	$189,018	$86,499	$643,138	$292,017	$235,364	$13,835,380
Purchases of investments, net	10,632,941	—	149,569	22,079	5,531	175,497	205	10,985,822
Payment-in-kind	66,676	7,269	38,857	1,376	74,941	—	111	189,230
Proceeds from investments, net	(2,404,180)	(164,945)	(1,605)	(19,523)	(364,861)	(212,721)	(3,391)	(3,171,226)
Net change in unrealized gain (loss)	(59,084)	(25,869)	(9,514)	305	(8,955)	25,999	14,389	(62,729)
Net realized gains (losses)	(9,460)	(9,660)	(169)	—	2,385	10,864	(517)	(6,557)
Net amortization/accretion of premium/discount on investments	89,373	3,212	340	—	7,722	—	—	100,647
Transfers between investment types	(1,053)	—	—	—	—	—	1,053	—
Transfers into (out of) Level 3(1)	(437,041)	(293,919)	—	—	—	—	(40,794)	(771,754)
Fair value, end of period	$19,332,178	$451,426	$366,496	$90,736	$359,901	$291,656	$206,420	$21,098,813

(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2024, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies and an investment measured at net asset value which is no longer categorized within the fair value hierarchy.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

	As of and for the Year Ended December 31, 2023
	Debt investments				Equity investments
($ in thousands)	First-lien senior secured	Second-lien senior secured	Unsecured	Specialty finance	Preferred	Specialty finance	Common	Total
Fair value, beginning of period	$7,603,501	$1,019,223	$211,328	$—	$493,848	$97,423	$173,189	$9,598,512
Purchases of investments, net	5,163,750	1	613	85,630	78,050	195,447	44,814	5,568,305
Payment-in-kind	51,732	7,946	19,762	869	63,737	—	168	144,214
Proceeds from investments, net	(1,217,587)	—	(3)	—	(10,253)	(6,952)	(2,313)	(1,237,108)
Net change in unrealized gain (loss)	44,801	11,984	4,936	—	15,719	6,099	16,688	100,227
Net realized gains (losses)	(3,869)	—	—	—	490	—	—	(3,379)
Net amortization/accretion of premium/discount on investments	34,907	1,136	224	—	1,547	—	—	37,814
Transfers between investment types	(2,818)	—	—	—	—	—	2,818	—
Transfers into (out of) Level 3(1)	(220,411)	(104,952)	(47,842)	—	—	—	—	(373,205)
Fair value, end of period	$11,454,006	$935,338	$189,018	$86,499	$643,138	$292,017	$235,364	$13,835,380

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
The below tables present information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

	For the Year Ended December 31,
($ in thousands)	2025	2024	2023
First-lien senior secured debt investments	$(39,635)	$(46,642)	$36,952
Second-lien senior secured debt investments	(29,116)	(26,990)	11,608
Unsecured debt investments	23,403	(9,516)	4,935
Specialty finance debt investments	(305)	305	—
Preferred equity investments	(9,432)	(477)	15,720
Common equity investments	14,825	14,320	16,683
Specialty finance equity investments	30,483	30,528	6,099
Total Investments	$(9,777)	$(38,472)	$91,997
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2025 and December 31, 2024. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

	As of December 31, 2025
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$23,991,494	Yield Analysis	Market Yield	6.0% - 86.4% (9.2%)	Decrease
	3,434,307	Recent Transaction	Transaction Price	95.0% - 100.0% (99.4%)	Increase
	103,365	Collateral Analysis	Recovery Rate	0.0% - 107.2% (77.7%)	Increase
Second-lien senior secured debt investments	$1,105,661	Yield Analysis	Market Yield	8.4% - 62.4% (13.5%)	Decrease
Unsecured debt investments(2)	$404,796	Yield Analysis	Market Yield	5.5% - 17.6% (12.2%)	Decrease
	35	Market Approach	EBITDA Multiple	12.0x	Increase
Specialty finance debt investments	$134,800	Yield Analysis	Market Yield	11.6%	Decrease
Preferred equity investments	$472,395	Yield Analysis	Market Yield	11.6% - 35.3% (14.8%)	Decrease
	21,728	Market Approach	EBITDA Multiple	128.9x	Increase
	2,189	Market Approach	Revenue Multiple	11.3x - 14.8x (13.1x)	Increase
Common equity investments	$70,440	Recent Transaction	Transaction Price	100.0%	Increase
	154,563	Market Approach	EBITDA Multiple	8.8x - 25.5x (14.6x)	Increase
	49,366	Market Approach	Revenue Multiple	6.3x - 13.0x (10.3x)	Increase
	518	Option Pricing Model	Volatility	70.0%	Increase
	1,666	Yield Analysis	Market Yield	8.5%	Decrease
	14,465	Market Approach	Market Adjustment Factor	(0.0)%	Increase
	9	Market Approach	Gross Profit Multiple	9.0x	Increase
Specialty finance equity investments	$355,116	Market Approach	AUM Multiple	1.1x - 1.3x (1.1x)	Increase
	81,369	Market Approach	N/A(1)	N/A	Increase
	4,105	Yield Analysis	Market Yield	11.5%	Decrease
	2,137	Discounted Cash Flow Analysis	Discount Rate	20.0%	Decrease

(1)Fair value based on a weighting of the appraised value of the portfolio company’s underlying assets and their cost.
(2)Excludes $75.0 million of unsecured level 3 investments valued based on indicative quotes.

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
The Adviser, as valuation designee, typically determines the fair value of the Company’s performing Level 3 debt investments utilizing a yield analysis. In a yield analysis, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to the expected life, portfolio company performance since close, and other terms and risks associated with an investment. Among other factors, a determinant of risk is the amount of leverage used by the portfolio company relative to its total enterprise value, and the rights and remedies of the Company’s investment within the portfolio company’s capital structure.

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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of the following periods:

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

	December 31, 2025			December 31, 2024
($ in thousands)	Net Carrying Value(1)	Unamortized Debt Issuance (Costs) Premium	Fair Value	Net Carrying Value(1)	Unamortized Debt Issuance (Costs) Premium	Fair Value
Revolving Credit Facility(2)	$974,827	$(20,441)	$974,827	$1,312,515	$(22,497)	$1,312,515
SPV Asset Facility I	231,254	(7,346)	231,254	294,536	(5,464)	294,536
SPV Asset Facility II	913,938	(18,062)	913,938	907,881	(12,119)	907,881
SPV Asset Facility III(2)	1,216,901	(16,599)	1,216,901	958,547	(13,370)	958,547
SPV Asset Facility IV	169,686	(5,314)	169,686	351,698	(3,302)	351,698
SPV Asset Facility V	600,906	(5,344)	600,906	245,009	(4,991)	245,009
SPV Asset Facility VI	633,677	(12,323)	633,677	341,752	(8,248)	341,752
SPV Asset Facility VII(2)	460,935	(2,650)	460,935	162,398	(3,461)	162,398
SPV Asset Facility VIII	582,207	(5,293)	582,207	196,923	(3,077)	196,923
SPV Asset Facility IX	227,307	(2,693)	227,307	—	—	—
SPV Asset Facility X	(5,206)	(5,206)	(5,206)	—	—	—
CLO VIII	372,787	(2,213)	372,787	288,100	(1,900)	288,100
CLO XI	258,534	(1,466)	258,534	258,308	(1,692)	258,308
CLO XII	—	—	—	258,192	(1,808)	258,192
CLO XV	309,496	(2,504)	309,496	309,198	(2,802)	309,198
CLO XVI	417,568	(2,432)	417,568	417,303	(2,697)	417,303
CLO XVII	322,425	(2,575)	322,425	322,121	(2,879)	322,121
CLO XVIII	258,301	(1,699)	258,301	258,109	(1,891)	258,109
CLO XIX	258,224	(1,776)	258,224	258,206	(1,794)	258,206
CLO XXII	734,262	(3,238)	734,262	—	—	—
March 2025 Notes	—	—	—	499,516	(484)	498,750
September 2026 Notes	348,781	(1,219)	345,625	347,084	(2,916)	336,000
February 2027 Notes	498,217	(1,783)	498,750	496,650	(3,350)	493,750
September 2027 Notes	602,558	3,252	624,000	593,270	(5,182)	630,000
AUD 2027 Notes(2)	297,500	(1,801)	300,771	271,957	(2,397)	296,207
May 2028 Notes	497,070	(6,572)	507,500	—	—	—
June 2028 Notes	655,313	5,232	687,375	642,519	(8,067)	690,625
January 2029 Notes	551,308	(8,860)	581,625	538,086	(11,458)	587,125
September 2029 Notes	916,757	(6,878)	924,750	492,523	(10,769)	510,000
March 2030 Notes	970,380	(17,838)	997,500	941,037	(20,518)	985,000
EUR 2031 Notes(2)	571,783	(9,107)	568,133	—	—	—
March 2031 Notes	742,633	(15,595)	772,500	718,384	(19,599)	763,125
Total Debt	$15,590,329	$(180,343)	$15,746,558	$12,681,822	$(178,732)	$12,931,378

(1)Inclusive of change in fair market value of effective hedge.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.

The below table presents fair value measurements of the Company’s debt obligations as of the following periods if debt was measured at fair value:

($ in thousands)	December 31, 2025	December 31, 2024
Level 1	$—	$—
Level 2	6,808,529	5,790,582
Level 3	8,938,029	7,140,796
Total Debt	$15,746,558	$12,931,378

Financial Instruments Not Carried at Fair Value

As of December 31, 2025 and 2024, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Note 7. Derivative Instruments
The Company enters into derivative instruments from time to time to help mitigate its foreign currency and interest rate risk exposures. See “Note 6 — Fair Value of Investments” for additional disclosures related to the fair value hierarchy for derivative instruments.
The table below presents the fair value and notional value of the derivative assets and liabilities for the following periods:

	As of December 31, 2025			As of December 31, 2024
($ in thousands)	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Derivatives designated as hedges
Interest Rate Swap September 2027 Notes	$600,000	$—	$(768)	$600,000	$—	$(703)
Interest Rate Swap AUD 2027 Notes	300,771	—	(2,133)	295,468	—	(20,682)
Interest Rate Swap May 2028 Notes	500,000	3,936	—	—	—	—
Interest Rate Swap June 2028 Notes	650,000	70	—	650,000	502	—
Interest Rate Swap January 2029 Notes	550,000	10,005	—	550,000	—	(399)
Interest Rate Swap March 2030 Notes	1,000,000	—	(11,766)	1,000,000	—	(44,519)
Interest Rate Swap March 2031 Notes	750,000	7,717	—	750,000	—	(14,239)
Interest Rate Swap September 2029 Notes	900,000	23,947	—	500,000	3,745	—
Interest Rate Swap EUR 2031 Notes	587,218	—	(6,328)	—	—	—
Total derivatives designated as hedges(1)(2)		$45,675	$(20,995)		$4,247	$(80,542)

Derivatives not designated as hedges
Foreign currency forward contract GBP	£45,425	$60,102	$(61,205)
Foreign currency forward contract EUR	€58,000	68,219	(67,274)
Total derivatives not designated as hedges		$128,321	$(128,479)

(1)The net fair value of the derivatives designated as hedges is recorded as an asset or liability in the Consolidated Statements of Assets and Liabilities.
(2)The Company’s unsecured notes, that are designated in a qualifying hedging relationship, had carrying value of $5.8 billion and $4.2 billion, net of the related cumulative hedging adjustments that represented an increase (decrease) to the carrying value of the notes of $(25.5) million and $69.7 million as of December 31, 2025 and 2024, respectively.
The Company did not hold any foreign currency forward contracts as of December 31, 2024.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

The tables below present net unrealized gains and losses on effective interest rate swaps and hedged items included in interest expense for the following periods:

	Year Ended December 31, 2025
	Change in Unrealized Gain (Loss) on:
($ in thousands)	Interest Rate Swaps	Hedged Items	Net
Investment related gains/(losses)
Derivatives designated as hedges
Interest Rate Swap September 2027 Notes	$6,269	$(8,550)	$(2,281)
Interest Rate Swap AUD 2027 Notes	18,549	(19,643)	(1,094)
Interest Rate Swap May 2028 Notes	3,936	(3,642)	294
Interest Rate Swap June 2028 Notes	10,640	(10,788)	(148)
Interest Rate Swap January 2029 Notes	10,404	(10,624)	(220)
Interest Rate Swap March 2030 Notes	32,753	(26,663)	6,090
Interest Rate Swap March 2031 Notes	21,978	(20,376)	1,602
Interest Rate Swap September 2029 Notes	20,202	(20,343)	(141)
Interest Rate Swap EUR 2031 Notes	(6,328)	6,328	—
Net change in unrealized gain (loss) on interest rate swaps and hedged items(1)			$4,102

(1)Recorded and recognized as components of interest expense in the Consolidated Statements of Operations with the exception of the net change in unrealized gain (loss) of $(1.0) million related to the impact of foreign exchange on the AUD 2027 Notes hedge, which is recorded and recognized as a component of net change in unrealized gain (loss) on the translation of assets and liabilities in foreign currencies in the Consolidated Statements of Operations.
On July 17, 2025, the centrally cleared interest rate swap hedging the March 2031 Notes with the notional amount of $750 million was terminated and replaced with a bilateral interest rate swap with identical notional, fixed rate and termination date. See “Note 5 — Debt” for more details.
On September 16, 2025, the centrally cleared interest rate swap hedging the September 2027 Notes with the notional amount of $600 million was terminated and replaced with a bilateral interest rate swap with identical notional, fixed rate and termination date. See “Note 5 — Debt” for more details.
On December 15, 2025, the centrally cleared interest rate swap hedging the June 2028 Notes with the notional amount of $650 million was terminated and replaced with a bilateral interest rate swap with identical notional, fixed rate and termination date. See “Note 5 — Debt” for more details.

	Year Ended December 31, 2024
	Change in Unrealized (Gain) Loss on:
($ in thousands)	Interest Rate Swaps	Hedged Items	Net
Investment related (gains)/losses
Derivatives designated as hedges
Interest Rate Swap September 2027 Notes	$(7,206)	$6,981	$(225)
Interest Rate Swap AUD 2027 Notes	(20,682)	21,114	432
Interest Rate Swap June 2028 Notes	502	(586)	(84)
Interest Rate Swap January 2029 Notes	(12,546)	11,110	(1,436)
Interest Rate Swap March 2030 Notes	(44,519)	38,445	(6,074)
Interest Rate Swap March 2031 Notes	(14,239)	12,017	(2,222)
Interest Rate Swap September 2029 Notes	3,745	(3,292)	453
Net change in unrealized (gain) loss on interest rate swaps and hedged items(1)			$(9,156)

(1)Recorded and recognized as components of interest expense in the Consolidated Statements of Operations.
The Company did not hold any foreign currency forward contracts as of December 31, 2024.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

	Year Ended December 31, 2023
	Change in Unrealized (Gain) Loss on:
($ in thousands)	Interest Rate Swaps	Hedged Items	Net
Investment related (gains)/losses
Derivatives designated as hedges
Interest Rate Swap September 2027 Notes	$(2,500)	$1,879	$(621)
Interest Rate Swap January 2029 Notes	(12,147)	10,654	(1,493)
Net change in unrealized (gain) loss on interest rate swaps and hedged items(1)			$(2,114)

(1)Recorded and recognized as components of interest expense in the Consolidated Statements of Operations.

The Company did not hold any foreign currency forward contracts as of December 31, 2023.
The table below presents net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Company for the following periods:

	For the Year Ended December 31, 2025
($ in thousands)	Net Change in Unrealized Gain (Loss)	Net Realized Gain (Loss)	Net
Derivatives not designated as hedges
Foreign currency forward contract GBP	$(1,103)	$—	$(1,103)
Foreign currency forward contract EUR	945	—	945
Total net unrealized and realized gain (loss)(1)			$(158)

(1)Recorded and recognized as components of translation of assets and liabilities in foreign currencies and other transactions in the Consolidated Statements of Operations.
The Company did not hold any foreign currency forward contracts for the years ended December 31, 2024 and 2023.
Note 8. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding commitments as of the following periods:

	As of
($ in thousands)	December 31, 2025	December 31, 2024
Total unfunded revolving loan commitments	$2,252,294	$1,383,540
Total unfunded delayed draw loan commitments	2,834,971	1,716,991
Total unfunded debt commitments	$5,087,265	$3,100,531

Total unfunded specialty finance equity commitments	$193,834	$92,214
Total unfunded common equity commitments	20,548	—
Total unfunded equity commitments	$214,382	$92,214

Total unfunded commitments	$5,301,647	$3,192,745
As of December 31, 2025, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Organizational and Offering Costs
The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $3.7 million for the period from April 22, 2020 (Inception) to December 31, 2025, of which $3.7 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered. The Adviser is responsible for the payment of the Company’s organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by the Company.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025, management was not aware of any pending or threatened litigation.
Note 9. Net Assets

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

The following table summarizes transactions with respect to shares of the Company’s common stock during the following periods:

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

	For the Year Ended December 31, 2025
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	191,784,892	$1,829,951	15,900,735	$150,906	423,694,477	$4,010,975	631,380,104	$5,991,832
Shares/gross proceeds from the private placements	—	—	—	—	98,335,112	932,062	98,335,112	932,062
Share Transfers between classes(1)	(9,752,623)	(92,096)	540,679	5,091	9,184,235	87,005	(27,709)	—
Reinvestment of distributions	27,358,464	258,068	1,854,627	17,520	51,530,257	487,444	80,743,348	763,032
Repurchased shares	(52,690,703)	(493,531)	(9,212,922)	(86,311)	(150,708,043)	(1,415,503)	(212,611,668)	(1,995,345)
Total shares/gross proceeds	156,700,030	1,502,392	9,083,119	87,206	432,036,038	4,101,983	597,819,187	5,691,581
Sales load	—	(18,028)	—	(468)	—	—	—	(18,496)
Total shares/net proceeds	156,700,030	$1,484,364	9,083,119	$86,738	432,036,038	$4,101,983	597,819,187	$5,673,085

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

The changes to the Company’s offering price per share for the year ended December 31, 2025, 2024, and 2023 were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

January 1, 2023	$9.06	$0.32	$9.38
February 1, 2023	$9.24	$0.32	$9.56
March 1, 2023	$9.23	$0.32	$9.55
April 1, 2023	$9.21	$0.32	$9.53
May 1, 2023	$9.21	$0.32	$9.53
June 1, 2023	$9.18	$0.32	$9.50
July 1, 2023	$9.28	$0.32	$9.60
August 1, 2023	$9.33	$0.33	$9.66
September 1, 2023	$9.37	$0.33	$9.70
October 1, 2023	$9.40	$0.33	$9.73
November 1, 2023	$9.36	$0.33	$9.69
December 1, 2023	$9.42	$0.33	$9.75
January 1, 2024	$9.48	$0.33	$9.81
February 1, 2024	$9.49	$0.33	$9.82
March 1, 2024	$9.49	$0.33	$9.82
April 1, 2024	$9.50	$0.33	$9.83
May 1, 2024	$9.51	$0.33	$9.84
June 1, 2024	$9.57	$0.33	$9.90
July 1, 2024	$9.53	$0.33	$9.86

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

August 1, 2024	$9.55	$0.33	$9.88
September 1, 2024	$9.56	$0.33	$9.89
October 1, 2024	$9.55	$0.33	$9.88
November 1, 2024	$9.55	$0.33	$9.88
December 1, 2024	$9.55	$0.33	$9.88
January 1, 2025	$9.54	$0.33	$9.87
February 1, 2025	$9.54	$0.33	$9.87
March 1, 2025	$9.51	$0.33	$9.84
April 1, 2025	$9.46	$0.33	$9.79
May 1, 2025	$9.40	$0.33	$9.73
June 1, 2025	$9.44	$0.33	$9.77
July 1, 2025	$9.42	$0.33	$9.75
August 1, 2025	$9.43	$0.33	$9.76
September 1, 2025	$9.43	$0.33	$9.76
October 1, 2025	$9.38	$0.33	$9.71
November 1, 2025	$9.36	$0.33	$9.69
December 1, 2025	$9.34	$0.33	$9.67

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

January 1, 2023	$9.07	$0.14	$9.21
February 1, 2023	$9.25	$0.14	$9.39
March 1, 2023	$9.24	$0.14	$9.38
April 1, 2023	$9.22	$0.14	$9.36
May 1, 2023	$9.22	$0.14	$9.36
June 1, 2023	$9.19	$0.14	$9.33
July 1, 2023	$9.29	$0.14	$9.43
August 1, 2023	$9.34	$0.14	$9.48
September 1, 2023	$9.38	$0.14	$9.52
October 1, 2023	$9.41	$0.14	$9.55
November 1, 2023	$9.37	$0.14	$9.51
December 1, 2023	$9.43	$0.14	$9.57
January 1, 2024	$9.49	$0.14	$9.63
February 1, 2024	$9.50	$0.14	$9.64
March 1, 2024	$9.50	$0.14	$9.64
April 1, 2024	$9.51	$0.14	$9.65
May 1, 2024	$9.52	$0.14	$9.66
June 1, 2024	$9.58	$0.14	$9.72
July 1, 2024	$9.55	$0.14	$9.69
August 1, 2024	$9.56	$0.14	$9.70
September 1, 2024	$9.57	$0.14	$9.71
October 1, 2024	$9.56	$0.14	$9.70
November 1, 2024	$9.56	$0.14	$9.70
December 1, 2024	$9.56	$0.14	$9.70
January 1, 2025	$9.55	$0.14	$9.69
February 1, 2025	$9.55	$0.14	$9.69
March 1, 2025	$9.52	$0.14	$9.66
April 1, 2025	$9.47	$0.14	$9.61
May 1, 2025	$9.41	$0.14	$9.55

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

June 1, 2025	$9.45	$0.14	$9.59
July 1, 2025	$9.43	$0.14	$9.57
August 1, 2025	$9.44	$0.14	$9.58
September 1, 2025	$9.44	$0.14	$9.58
October 1, 2025	$9.39	$0.14	$9.53
November 1, 2025	$9.37	$0.14	$9.51
December 1, 2025	$9.35	$0.14	$9.49

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)

January 1, 2023	$9.08	$—	$9.08
February 1, 2023	$9.26	$—	$9.26
March 1, 2023	$9.26	$—	$9.26
April 1, 2023	$9.24	$—	$9.24
May 1, 2023	$9.24	$—	$9.24
June 1, 2023	$9.21	$—	$9.21
July 1, 2023	$9.31	$—	$9.31
August 1, 2023	$9.36	$—	$9.36
September 1, 2023	$9.39	$—	$9.39
October 1, 2023	$9.43	$—	$9.43
November 1, 2023	$9.38	$—	$9.38
December 1, 2023	$9.45	$—	$9.45
January 1, 2024	$9.50	$—	$9.50
February 1, 2024	$9.51	$—	$9.51
March 1, 2024	$9.52	$—	$9.52
April 1, 2024	$9.53	$—	$9.53
May 1, 2024	$9.53	$—	$9.53
June 1, 2024	$9.59	$—	$9.59
July 1, 2024	$9.56	$—	$9.56
August 1, 2024	$9.58	$—	$9.58
September 1, 2024	$9.58	$—	$9.58
October 1, 2024	$9.57	$—	$9.57
November 1, 2024	$9.58	$—	$9.58
December 1, 2024	$9.57	$—	$9.57
January 1, 2025	$9.57	$—	$9.57
February 1, 2025	$9.57	$—	$9.57
March 1, 2025	$9.54	$—	$9.54
April 1, 2025	$9.49	$—	$9.49
May 1, 2025	$9.42	$—	$9.42
June 1, 2025	$9.47	$—	$9.47
July 1, 2025	$9.45	$—	$9.45
August 1, 2025	$9.46	$—	$9.46
September 1, 2025	$9.45	$—	$9.45
October 1, 2025	$9.41	$—	$9.41
November 1, 2025	$9.38	$—	$9.38
December 1, 2025	$9.36	$—	$9.36

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Distributions
The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were recorded during the following periods:

	For the Year Ended December 31, 2025
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 5, 2024	January 31, 2025	February 25, 2025	$0.07010	$33,890	$3,499	$69,929
February 18, 2025	February 28, 2025	March 25, 2025	0.07010	35,308	3,794	72,626
February 18, 2025	March 31, 2025	April 24, 2025	0.10280	54,669	5,767	111,979
February 18, 2025	April 30, 2025	May 23, 2025	0.07010	37,635	3,966	79,647
May 6, 2025	May 30, 2025	June 25, 2025	0.07010	38,551	3,988	82,474
May 6, 2025	June 30, 2025	July 24, 2025	0.10280	59,206	5,749	121,070
May 6, 2025	July 31, 2025	August 25, 2025	0.07010	40,040	3,972	86,089
August 5, 2025	August 29, 2025	September 26, 2025	0.07010	41,248	4,004	92,287
August 5, 2025	September 30, 2025	October 24, 2025	0.10280	63,236	5,987	137,601
August 5, 2025	October 31, 2025	November 26, 2025	0.07010	42,768	4,354	96,552
November 6, 2025	November 28, 2025	December 23, 2025	0.07010	43,866	4,392	99,885
November 6, 2025	December 31, 2025	January 28, 2026	0.08010	49,142	4,688	110,898
		Total	$0.94930	$539,559	$54,160	$1,161,037

(1)Distributions per share are gross of shareholder servicing fees.
(2)Distribution amounts are net of shareholder servicing fees.

	For the Year Ended December 31, 2024
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 20, 2023	January 31, 2024	February 23, 2024	$0.07010	$21,517	$2,829	$42,089
February 21, 2024	February 29, 2024	March 22, 2024	0.07010	22,651	2,984	44,196
February 21, 2024	March 29, 2024	April 23, 2024	0.10280	35,655	4,144	67,452
February 21, 2024	April 30, 2024	May 22, 2024	0.07010	24,985	2,868	49,096
May 7, 2024	May 31, 2024	June 26, 2024	0.07010	26,216	3,105	51,937
May 7, 2024	June 28, 2024	July 24, 2024	0.10280	41,249	4,646	78,628
May 7, 2024	July 31, 2024	August 22, 2024	0.07010	28,185	3,184	56,502
August 6, 2024	August 31, 2024	September 25, 2024	0.07010	29,198	3,267	58,767
August 6, 2024	September 30, 2024	October 24, 2024	0.10280	45,420	4,903	88,490
August 6, 2024	October 31, 2024	November 26, 2024	0.07010	30,858	3,396	62,949
November 5, 2024	November 29, 2024	December 23, 2024	0.07010	31,996	3,458	65,239
November 5, 2024	December 31, 2024	January 27, 2025	0.10280	49,426	5,144	97,912
		Total	$0.97200	$387,356	$43,928	$763,257

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

	For the Year Ended December 31, 2025
	Class S		Class D		Class I		Total
Source of Distribution	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount
Net investment income	$0.87656	$498,218	$0.87586	$49,970	$0.88119	$1,077,733	$0.87960	$1,625,921
Net realized gain on investments	—	—	—	—	—	—	—	—
Excess (undistributed)	0.07274	41,341	0.07344	4,190	0.06811	83,304	0.06970	128,835
Total	$0.94930	$539,559	$0.94930	$54,160	$0.94930	$1,161,037	$0.94930	$1,754,756

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
(2)Data in this table is presented on a consolidated basis. Refer to Note 12 “Financial Highlights” for amounts by share class.

	For the Year Ended December 31, 2023
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.94945	$695,844	100.0%
Total	$0.94945	$695,844	100.0%

(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to Note 12 “Financial Highlights” for amounts by share class.
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

Offer Date	Class	Tender Offer Expiration	Tender Offer (in thousands)	Purchase Price per Share	Shares Repurchased

February 28, 2023	S	March 31, 2023	$21,643	$9.21	2,349,994
February 28, 2023	D	March 31, 2023	$3,453	$9.22	374,566
February 28, 2023	I	March 31, 2023	$68,023	$9.24	7,361,842
May 31, 2023	S	June 30, 2023	$16,367	$9.28	1,763,641
May 31, 2023	D	June 30, 2023	$13,809	$9.29	1,486,423
May 31, 2023	I	June 30, 2023	$46,072	$9.31	4,948,651
August 24, 2023	S	September 30, 2023	$14,790	$9.40	1,573,405
August 24, 2023	D	September 30, 2023	$12,978	$9.41	1,379,185
August 24, 2023	I	September 30, 2023	$76,140	$9.43	8,074,185
November 27, 2023	S	December 31, 2023	$22,998	$9.48	2,425,971
November 27, 2023	D	December 31, 2023	$3,817	$9.49	402,243
November 27, 2023	I	December 31, 2023	$87,172	$9.50	9,176,044
February 27, 2024	S	March 31, 2024	$33,826	$9.50	3,560,660
February 27, 2024	D	March 31, 2024	$26,354	$9.51	2,771,164
February 27, 2024	I	March 31, 2024	$81,994	$9.53	8,603,765
May 24, 2024	S	June 28, 2024	$50,529	$9.53	5,302,035
May 24, 2024	D	June 28, 2024	$3,558	$9.55	372,544
May 24, 2024	I	June 28, 2024	$97,737	$9.56	10,223,527

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Offer Date	Class	Tender Offer Expiration	Tender Offer (in thousands)	Purchase Price per Share	Shares Repurchased

August 30, 2024	S	September 30, 2024	$46,534	$9.55	4,872,698
August 30, 2024	D	September 30, 2024	$2,153	$9.56	225,274
August 30, 2024	I	September 30, 2024	$102,943	$9.57	10,756,911
November 26, 2024	S	December 31, 2024	$54,850	$9.54	5,749,465
November 26, 2024	D	December 31, 2024	$8,863	$9.55	928,082
November 26, 2024	I	December 31, 2024	$129,643	$9.57	13,546,800
February 26, 2025	S	March 31, 2025	$53,498	$9.46	5,655,204
February 26, 2025	D	March 31, 2025	$1,912	$9.47	201,862
February 26, 2025	I	March 31, 2025	$148,539	$9.49	15,652,202
May 23, 2025	S	June 30, 2025	$107,562	$9.42	11,418,472
May 23, 2025	D	June 30, 2025	$19,164	$9.43	2,032,236
May 23, 2025	I	June 30, 2025	$337,475	$9.45	35,711,561
August 26, 2025	S	September 30, 2025	$81,852	$9.38	8,726,178
August 26, 2025	D	September 30, 2025	$19,255	$9.39	2,050,666
August 26, 2025	I	September 30, 2025	$216,956	$9.41	23,055,892
November 26, 2025	S	December 31, 2025	$250,619	$9.32	26,890,849
November 26, 2025	D	December 31, 2025	$45,980	$9.33	4,928,158
November 26, 2025	I	December 31, 2025	$712,533	$9.34	76,288,389
Note 10. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per common share for the following periods:

	For the Years Ended December 31,
	2025			2024			2023
($ in thousands, except per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Increase (decrease) in net assets resulting from operations	$398,715	$40,530	$881,097	$411,996	$46,909	$807,815	$328,005	$82,555	$595,307
Weighted average shares of common stock outstanding—basic and diluted	624,282,321	59,227,132	1,233,700,290	433,490,775	46,533,231	783,503,315	254,397,127	61,369,530	435,000,023
Earnings (loss) per common share—basic and diluted	$0.64	$0.68	$0.71	$0.95	$1.01	$1.03	$1.29	$1.35	$1.37

Note 11. Income Taxes
Taxable income generally differs from increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
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

The following reconciles the increase in net assets resulting from operations for the fiscal years ended December 31, 2025, 2024 and 2023 to undistributed taxable income for the following periods:

	For the Years Ended December 31,
($ in thousands)	2025(1)	2024	2023
Increase (decrease) in net assets resulting from operations	$1,320,342	$1,266,720	$1,005,867
Adjustments:
Net Change in Unrealized Gain (Loss)	94,253	69,591	(196,202)
Deferred organization costs	(29)	(29)	(29)
Other book-tax differences	18,268	42,278	(57,883)
Taxable Income	$1,432,834	$1,378,560	$751,753

(1)Tax information for the fiscal year ended December 31, 2025 is estimated and is not considered final until the Company files its tax return.
For the year ended December 31, 2025
Total distributions for shareholders of record during the year ended December 31, 2025 of $1.75 billion were derived from ordinary income of $1.71 billion and long term capital gains of $45.4 million, determined on a tax basis. For the calendar year ended December 31, 2025 the Company had $34.8 million of undistributed ordinary income, $(124.4) million of capital loss carryforward, as well as $(25.4) million of net unrealized gain (loss) on investments and $(2.4) million of other temporary differences. For the year ended December 31, 2025, 89.4% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.
During the year ended December 31, 2025, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. These permanent differences of $1.8 million were principally related to U.S. federal income tax, including excise taxes.
As of December 31, 2025, the net estimated unrealized gain (loss) for U.S. federal income tax purposes was $(9.4) million based on a tax cost basis of $35.90 billion. As of December 31, 2025, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $358.1 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $348.7 million.
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
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the year ended December 31, 2025, the Company recorded a net tax benefit of approximately $30 thousand for taxable subsidiaries. For the year ended December 31, 2024, the Company recorded a net tax benefit of approximately $3 thousand for taxable subsidiaries. For the year ended December 31, 2023, the Company recorded a net tax benefit of approximately $5 thousand for taxable subsidiaries.
The Company recorded a net deferred tax liability of $1.6 million as of December 31, 2025, a net deferred tax asset of $915 thousand as of December 31, 2024, and a net deferred tax liability of $2 thousand as of December 31, 2023 for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements - Continued

Note 12. Financial Highlights

The following are the financial highlights for a common share outstanding during the periods shown. The following table of financial highlights is intended to help a prospective investor understand the Company’s financial performance for the periods shown. The financial data set forth in the following table has been derived from the consolidated financial statements, which have been audited by KPMG LLP, an independent registered public accounting firm. Such financial highlights should be read in conjunction with the Company’s respective consolidated financial statements and the notes thereto.

	For the Years Ended December 31,
	2025			2024			2023			2022			2021			2020(8)
($ in thousands, except share and per share amounts)	S	D	I	S	D	I	S	D	I	S	D	I	S(7)	D(7)	I(7)	S(7)	D(7)	I
Per share data:
Net asset value, at beginning of period	$9.54	$9.55	$9.57	$9.48	$9.49	$9.50	$9.06	$9.07	$9.08	$9.33	$9.33	$9.34	$9.26	$9.26	$9.44	$—	$—	$10.00
Results of operations:
Net investment income (loss)(1)	0.80	0.84	0.87	1.02	1.08	1.10	1.04	1.10	1.12	0.76	0.81	0.84	0.59	0.64	0.63	—	—	(0.71)
Net realized and unrealized gain (loss)(2)	(0.15)	(0.13)	(0.15)	(0.07)	(0.07)	(0.07)	0.25	0.25	0.25	(0.31)	(0.35)	(0.38)	(0.06)	(0.06)	(0.22)	—	—	0.15
Net increase (decrease) in net assets resulting from operations	$0.65	$0.71	$0.72	$0.95	$1.01	$1.03	$1.29	$1.35	$1.37	$0.45	$0.46	$0.46	$0.53	$0.58	$0.41	$—	$—	$(0.56)
Shareholder distributions:
Distributions from net investment income(3)	(0.80)	(0.84)	(0.87)	(0.89)	(0.95)	(0.96)	(0.87)	(0.93)	(0.95)	(0.72)	(0.72)	(0.72)	(0.46)	(0.51)	(0.51)	—	—	—
Distributions in excess of net investment income(3)	(0.07)	(0.09)	(0.08)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net decrease in net assets from shareholders’ distributions	$(0.87)	$(0.93)	$(0.95)	$(0.89)	$(0.95)	$(0.96)	$(0.87)	$(0.93)	$(0.95)	$(0.72)	$(0.72)	$(0.72)	$(0.46)	$(0.51)	$(0.51)	$—	$—	$—
Total increase (decrease) in net assets	(0.22)	(0.22)	(0.23)	0.06	0.06	0.07	0.42	0.42	0.42	(0.27)	(0.26)	(0.26)	0.07	0.07	(0.10)	—	—	(0.56)
Net asset value, at end of period	$9.32	$9.33	$9.34	$9.54	$9.55	$9.57	$9.48	$9.49	$9.50	$9.06	$9.07	$9.08	$9.33	$9.33	$9.34	$—	$—	$9.44

Total return(4)	7.1%	7.7%	7.9%	10.4%	11.1%	11.5%	12.6%	13.3%	13.5%	4.2%	4.9%	5.2%	5.1%	6.1%	4.3%	—%	—%	(5.6)%

Ratios
Ratio of net expenses to average net assets(5)(6)	9.3%	8.7%	8.4%	10.9%	10.3%	10.0%	11.1%	10.6%	10.3%	9.8%	8.7%	8.4%	7.0%	7.2%	6.6%	—%	—%	6.5%
Ratio of net investment income to average net assets(6)	8.7%	9.3%	9.6%	11.0%	11.6%	11.9%	11.3%	12.0%	12.3%	9.0%	9.4%	9.9%	6.1%	6.8%	6.6%	—%	—%	(5.9)%
Portfolio turnover rate	35.3%	35.3%	35.3%	60.6%	60.6%	60.6%	9.4%	9.4%	9.4%	11.3%	11.3%	11.3%	35.8%	35.8%	35.8%	—%	—%	3.7%

Supplemental Data
Weighted-average shares outstanding	624,282,321	59,227,132	1,233,700,290	433,490,775	46,533,231	783,503,315	254,397,127	61,369,530	435,000,023	149,191,401	38,303,974	239,914,771	14,469,872	6,090,894	30,150,794	—	—	1,030,869
Shares outstanding, end of period	672,364,767	60,142,943	1,384,490,278	515,664,737	51,059,824	952,454,240	325,845,587	75,427,194	535,625,823	196,951,435	48,895,298	332,811,718	60,700,920	18,552,331	90,103,200	—	—	1,300,100
Net assets, end of period	$6,264,047	$560,913	$12,935,313	$4,920,527	$487,805	$9,113,270	$3,087,573	$715,565	$5,089,408	$1,784,126	$443,244	$3,022,383	$566,395	$173,161	$841,172	$—	$—	$12,273

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
(5)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the year ended December 31, 2025, the total operating expenses to average net assets were 9.3%, 8.7% and 8.4%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. For the year ended December 31, 2024, the total operating expenses to average net assets were 10.9%, 10.3% and 10.0%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. For the year ended December 31, 2023, the total operating expenses to average net assets were 11.1%, 10.6% and 10.3%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. For the year ended December 31, 2022, the total operating expenses to average net assets were 9.8%, 8.7% and 8.4%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. For the year ended December 31, 2021, the total operating expenses to average net assets were 6.6%, 7.0% and 6.9%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. From November 10, 2020 (commencement of operations) through December 31, 2020, the total operating expenses to average net assets were 6.6% prior to management fee waivers. Past performance is not a guarantee of future results.
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

Note 13. Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:
Equity Raise
As of March 3, 2026, the Company issued 724,971,329 shares of Class S common stock, 106,298,969 shares of Class D common stock, and 1,513,730,543 shares of Class I common stock and have raised total gross proceeds of $6.86 billion, $0.99 billion, and $14.23 billion, respectively, including seed capital of $1,000 contributed by our Adviser in September 2020 and approximately $25.0 million in gross proceeds raised from an entity affiliated with the Adviser. In addition, the Company expects to receive $0.14 billion in subscription payments which the Company accepted on March 2, 2026 and, which is pending the Company’s determination of the net asset value per share applicable to such purchase.
Dividend
On February 18, 2026, the Company’s Board approved a distribution of (i) $0.070100 per share, payable on or before March 31, 2026 to shareholders of record as of February 27, 2026, (ii) $0.070100 per share, payable on or before April 30, 2026 to shareholders of record as of March 31, 2026, and (iii) $0.070100 per share, payable on or before May 31, 2026 to shareholders of record as of April 30, 2026.

Revolving Credit Facility Increase

On January 23, 2026, the aggregate principal amount of the revolving credit facility commitments under the Revolving Credit Facility increased from $3.70 billion to $3.75 billion (on an aggregated basis, the aggregate outstanding term loans and revolving credit facility commitments under the Revolving Credit Facility increased from $3.85 billion to $3.90 billion).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.
Item 9A. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as amended, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Annual Report.

(b)Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

(c)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Our Board of Directors
As of December 31, 2025 our Board consisted of six members. The Board is divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I directors will expire at the 2027 annual meeting of shareholders; the terms of our Class II directors will expire at the 2028 annual meeting of shareholders; and the terms of our Class III directors will expire at the 2026 annual meeting of shareholders.
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

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Independent Directors:
Christopher M. Temple, 58	Director	President of DelTex Capital LLC	Class I Director since 2020; Term expires in 2027	5	OBDC OBDC II OTF OTIC
Melissa Weiler, 61	Director	Private Investor	Class I Director since 2021; Term expires in 2027	5	OBDC OBDC II OTF OTIC Jefferies Financial Group, Inc.
Edward D'Alelio, 73	Chairman of the Board and Director	Retired	Class II Director since 2020; Term expires in 2028	5	OBDC OBDC II OTF OTIC
Eric Kaye, 62	Director	Chief Executive Officer and Founder of Kayezen, LLC (formerly ARQ^EX Fitness Systems)	Class III Director since 2020; Term expires in 2026	5	OBDC OBDC II OTF OTIC
Victor Woolridge, 69	Director	Managing Director of Barings Real Estate Advisers LLC	Class III Director since 2021; Term expires in 2026	5	OBDC OBDC II OTF OTIC
Interested Director:(4)
Craig W. Packer, 59	Chief Executive Officer and Director	Co-Founder of Blue Owl Capital Partners Co-President of Blue Owl Co-Chief Investment Officer of each of the Blue Owl Credit Advisers Chief Executive Officer of the Blue Owl BDCs	Class II Director since 2020; Term expires in 2028	5	OBDC OBDC II OTF OTIC Blue Owl Capital Inc. (“Blue Owl”)

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

Independent Directors
Mr. Temple has served as President of DelTex Capital LLC (a private investment firm) since its founding in 2010. Prior to forming DelTex Capital, Mr. Temple served as President of Vulcan Capital, the investment arm of Vulcan Inc., from May 2009 until December 2009 and as Vice President of Vulcan Capital from September 2008 to May 2009. Prior to joining Vulcan in September 2008, Mr. Temple served as a managing director at Tailwind Capital, LLC from May to August 2008. Prior to joining Tailwind, Mr. Temple was a managing director at Friend Skoler & Co., Inc. from May 2005 to May 2008. From April 1996 to December 2004, Mr. Temple was a managing director at Thayer Capital Partners. Mr. Temple started his career in the audit and tax departments of KPMG’s Houston office and was a licensed CPA from 1989 to 1993. Mr. Temple served on the board of directors of Plains GP Holdings, L.P., the general partner of Plains All American Pipeline Company from November 2016 through May 2024 and served as a member of the Plains GP Holdings, L.P. compensation committee from November 2020 through May 2024. Mr. Temple also served as a director of Plains All American Pipeline, L.P.’s (“PAA”) general partner from May 2009 to November 2016. He was a member of the PAA Audit Committee from 2009 to 2016. Prior public board service includes board and audit committee service for Clear Channel Outdoor Holdings from April 2011 to May 2016 and on the board and audit committee of Charter Communications Inc. from November 2009 through January 2011. In addition to public boards, Mr. Temple has served on private boards including Brawler Industries, National HME, Loenbro, Inc. and HMT, LLC and as Operating Executive/Senior Advisor for Tailwind Capital, LLC, a New York-based middle-market private equity firm. Since March 2016 and November 2016 he has served on the boards of directors of OBDC and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since September 2020 he has served on the board of directors of the Company and since August 2021 he has served on the board of directors of OTIC. Mr. Temple previously served on the board of directors of Blue Owl Capital Corporation III (“OBDE”) from February 2020 until January 2025 and on the board of directors of Blue Owl Technology Finance Corp. II (“OTF II”) from November 2021 until March 2025. Mr. Temple holds a B.B.A., magna cum laude, from the University of Texas and an M.B.A. from Harvard.
We believe Mr. Temple’s broad investment management background, together with his financial and accounting knowledge, brings important and valuable skills to the Board.
Ms. Weiler was formerly a Managing Director and a member of the Management Committee of Crescent Capital Group, a Los Angeles-based asset management firm (“Crescent”), where she served from January 2011 until she retired in December 2020. During that time, Ms. Weiler was responsible for the oversight of Crescent’s CLO management business from July 2017 through December 2020, and managed several multi-strategy credit funds from January 2011 through June 2017. During her tenure at Crescent, she also served on the Risk Management and Diversity & Inclusion committees. From October 1995 to December 2010, Ms. Weiler was a Managing Director at Trust Company of the West, a Los Angeles-based asset management firm (“TCW”). At TCW, she managed several multi-strategy credit funds from July 2006 to December 2010, and served as lead portfolio manager for TCW’s high-yield bond strategy from October 1995 to June 2006. Ms. Weiler has served on the board of directors of Jefferies Financial Group Inc. since July 2021. She is a member of the Cedars-Sinai Board of Governors and is actively involved in 100 Women in Finance. Ms. Weiler joined the boards of directors of the Company, OBDC, OBDC II and OTF in February 2021 and OTIC in August 2021. Ms. Weiler previously served on the board of directors of OBDE from February 2021 until January 2025 and on the board of directors of OTF II from November 2021 until March 2025. Ms. Weiler holds a B.S. in Economics from the Wharton School at the University of Pennsylvania.
We believe Ms. Weiler’s broad investment management background, together with her financial and accounting knowledge, brings important and valuable skills to the Board. Ms. Weiler holds a B.S. in Economics from the Wharton School at the University of Pennsylvania.
Mr. D’Alelio was formerly a Managing Director and CIO for Fixed Income at Putnam Investments, Boston, where he served from 1989 until he retired in 2002. While at Putnam, he served on the Investment Policy Committee, which was responsible for oversight of all investments. He also sat on various Committees including attribution and portfolio performance. Prior to joining Putnam, he was a portfolio manager at Keystone Investments and prior to that, he was an Investment Analyst at The Hartford Ins. Co. Since 2002, Mr. D'Alelio has served as an Executive in Residence at the University of Mass., Boston—School of Management. He is also President of the UMass Foundation. He serves on the Advisory Committees of Ceres Farms. Since September 2009, Mr. D'Alelio has served as director of Vermont Farmstead Cheese. Mr. D'Alelio served on the board of Blackstone Senior Floating Rate 2027 Term Fund from April 2010 until February 2025, Blackstone Long Short Credit Income Fund from November 2010 until February 2025 and Blackstone Strategic Credit 2027 Term Fund from May 2021 until February 2025. Since March 2016 and November 2016 he has served on the boards of directors of OBDC and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since September 2020 he has served on the board of directors of the Company and since August 2021 he has served on the board of directors of OTIC. Mr. D’Alelio previously served on the board of directors of OBDE from February 2020 until January 2025 and on the board of directors of OTF II from November 2021 until March 2025. Mr. D’Alelio’s previous corporate board assignments include Archibald Candy, Doane Pet Care, Trump Entertainment Resorts and UMass Memorial Hospital. Mr. D’Alelio is a graduate of the Univ. of Mass Boston and has an M.B.A. from Boston University.

We believe Mr. D’Alelio’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which makes him well qualified to serve on the Board.
Mr. Kaye is the Chief Executive Officer and founder of Kayezen, LLC, a physical therapy and fitness equipment design company. Prior to founding Kayezen, LLC, Mr. Kaye served as a Vice Chairman and Managing Director of UBS Investment Bank, and a member of the division’s Global Operating and U.S. Executive Committees, from June 2001 to May 2012. For the majority of Mr. Kaye’s tenure with UBS, he was a Managing Director and led the firm’s Exclusive Sales and Divestitures Group, where he focused on advising middle-market companies. Prior to joining UBS, Mr. Kaye had served as Global Co-Head of Mergers & Acquisitions for Robertson Stephens, an investment banking firm, from February 1998 to June 2001. Mr. Kaye joined Robertson Stephens from PaineWebber where he served as Executive Director and head of the firm’s Technology Mergers & Acquisitions team. Since March 2016 and November 2016 he has served on the boards of directors of OBDC and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since September 2020 he has served on the board of directors of the Company and since August 2021 he has served on the board of directors of OTIC. Mr. Kaye previously served on the board of directors of OBDE from February 2020 until January 2025 and on the board of directors of OTF II from November 2021 until March 2025. Mr. Kaye holds a B.A. from Union College and an M.B.A. from Columbia Business School.
We believe Mr. Kaye’s management positions and experiences in the middle-market provide the Board with valuable insight.
Ms. Weiler was formerly a Managing Director and a member of the Management Committee of Crescent Capital Group, a Los Angeles-based asset management firm (“Crescent”), where she served from January 2011 until she retired in December 2020. During that time, Ms. Weiler was responsible for the oversight of Crescent’s CLO management business from July 2017 through December 2020, and managed several multi-strategy credit funds from January 2011 through June 2017. During her tenure at Crescent, she also served on the Risk Management and Diversity & Inclusion committees. From October 1995 to December 2010, Ms. Weiler was a Managing Director at Trust Company of the West, a Los Angeles-based asset management firm (“TCW”). At TCW, she managed several multi-strategy credit funds from July 2006 to December 2010, and served as lead portfolio manager for TCW’s high-yield bond strategy from October 1995 to June 2006. Ms. Weiler has served on the board of directors of Jefferies Financial Group Inc. since July 2021. She is a member of the Cedars-Sinai Board of Governors and is actively involved in 100 Women in Finance. Ms. Weiler joined the boards of directors of the Company, OBDC, OBDC II and OTF in February 2021 and the board of directors of OTIC in August 2021. Ms. Weiler previously served on the board of directors of OBDE from February 2021 until January 2025 and the board of directors of OTF II from November 2021 until March 2025. Ms. Weiler holds a B.S. in Economics from the Wharton School at the University of Pennsylvania.
We believe Ms. Weiler’s broad investment management background, together with her financial and accounting knowledge, brings important and valuable skills to the Board. Ms. Weiler holds a B.S. in Economics from the Wharton School at the University of Pennsylvania.
Mr. Woolridge was formerly a Managing Director of Barings Real Estate Advisers, LLC (“Barings”), the real estate investment unit of Barings LLC, a global asset management firm. Mr. Woolridge most recently served as Head of the U.S. Capital Markets for Equity Real Estate Funds at Barings. Mr. Woolridge previously served as Vice President and Managing Director and Head of Debt Capital Markets – Equities of Cornerstone Real Estate Advisers LLC (prior to its rebranding under the Barings name) (“Cornerstone”) from January 2013 to September 2016 and as Vice President Special Servicing from January 2010 to January 2013. Prior to joining Cornerstone, Mr. Woolridge served as a Managing Director of Babson Capital Management LLC (“Babson”) from January 2000 to January 2010. Prior to joining Babson, Mr. Woolridge served as Director of Loan Originations and Assistant Regional Director of MassMutual Financial Group from September 1982 to January 2000. Since 2009, Mr. Woolridge has served on the University of Massachusetts (UMass) Board of Trustees and has previously served as Chairman of the Board and as Chairman of the Board’s Committee on Administration and Finance. Mr. Woolridge has served as trustee for University of Massachusetts Global since 2021. Since 2022, Mr. Woolridge has served as a director of Trumbull Property Income Fund and Fallon Health. Mr. Woolridge has also served on the UMass Foundation’s investment committee since 2021. Mr. Woolridge serves as Board Committee Chair and President of Springfield Riverfront Development Corporation - Basketball Hall of Fame. Mr. Woolridge previously served on the Board of Trustees of Baystate Health from 2005 to 2016, which included service as Chairman of the Board and on the Board’s compensation, finance, governance and strategy committees. Mr. Woolridge joined the boards of directors of the Company, OBDC, OBDC II, OTF and OTIC in November 2021. Mr. Woolridge previously served on the board of directors of OBDE from February 2021 until January 2025 and on the board of directors of OTF II from November 2021 until March 2025. Mr. Woolridge holds a B.S. from the University of Massachusetts at Amherst and is a Certified Commercial Investment Member.
We believe Mr. Woolridge’s numerous management positions and broad experiences in the asset management and financial services sectors provide him with skills and valuable insight in handling complex financial transactions and issues, all of which makes him well qualified to serve on the Board.

Interested Director
Mr. Packer is the Chief Executive Officer of each of the Blue Owl BDCs and is a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of the Blue Owl Credit Advisers. Additionally, Mr. Packer is a Co-President and a director of Blue Owl. Mr. Packer is also the Head of the Credit platform and serves as a Co-Chief Investment Officer for each of the Blue Owl Credit Advisers. Previously, Mr. Packer co-founded Owl Rock Capital Partners (“Owl Rock”), the predecessor firm to Blue Owl’s Credit platform. In addition, since March 2016 and November 2016 Mr. Packer has served on the boards of directors of OBDC and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since September 2020 he has served on the board of directors of the Company, and since August 2021 he has served on the board of directors of OTIC. Mr. Packer previously served on the board of directors of OBDE from February 2020 until January 2025 and on the board of directors of OTF II from November 2021 until March 2025. Mr. Packer also served as President of OBDE since its inception until January 2024 and as President of the Company, OBDC, OBDC II, OTF, OTF II and OTIC since each of their inceptions until August 2024. Prior to co-founding Owl Rock, Mr. Packer was a Partner and Co-Head of Leveraged Finance in the Americas at Goldman, Sachs & Co. Mr. Packer joined Goldman, Sachs & Co. as a Managing Director and Head of High Yield Capital Markets in 2006 and was named partner in 2008. Prior to joining Goldman Sachs & Co., Mr. Packer was the Global Head of High Yield Capital Markets at Credit Suisse First Boston, and before that he worked at Donaldson, Lufkin & Jenrette. Mr. Packer serves as Treasurer of the Board of Trustees of Greenwich Academy, and Co-Chair of the Honorary Board of Kids in Crisis, a nonprofit organization that serves children in Connecticut. Mr. Packer is also on the Advisory Board for the Mount Sinai Department of Rehabilitation and Human Performance and serves as a director of Wingspire Capital LLC. In addition, Mr. Packer is on the Foundation Board of Trustees for the McIntire School of Commerce, University of Virginia and is a member of the Board of Trustees of the University of Virginia Athletics Foundation. Mr. Packer earned an M.B.A. from Harvard Business School and a B.S. from the University of Virginia.
We believe Mr. Packer’s depth of experience in corporate finance, capital markets and financial services gives the Board valuable industry-specific knowledge and expertise on these and other matters, and his history with us and the Adviser provides an important skill set and knowledge base to the Board.
Meetings and Attendance
The Board met fifteen times during 2025 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2025.
Board Attendance at the Annual Meeting
Our policy is to encourage our directors to attend each annual meeting; however, such attendance is not required at this time. Three board members attended the 2025 Annual Meeting.
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
Committees of the Board
The Board has an Audit Committee, a Nominating and Corporate Governance Committee and a Co-Investment Committee, and may form additional committees in the future. A brief description of each committee is included in this Form 10-K and the charters of the Audit and Nominating and Corporate Governance Committees can be accessed on the Company’s website at www.blueowlproducts.com.
As of December 31, 2025, the members of each of the Board’s committees were as follows (the names of the respective committee chairperson are bolded):

Audit Committee	Nominating and Corporate Governance Committee	Co-Investment Committee
Edward D'Alelio	Edward D'Alelio	Edward D'Alelio
Christopher M. Temple	Christopher M. Temple	Christopher M. Temple
Eric Kaye	Eric Kaye	Eric Kaye
Melissa Weiler	Melissa Weiler	Melissa Weiler
Victor Woolridge	Victor Woolridge	Victor Woolridge
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
The Audit Committee had nine formal meetings in 2025.
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
The Nominating and Corporate Governance Committee had two formal meetings in 2025.
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
Co-Investment Committee Governance, Responsibilities and Meetings
The Co-Investment committee is responsible for reviewing and making certain findings in respect of co-investment transactions pursuant to the exemptive relief that has been granted by the SEC to the Adviser and its affiliates to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. The Co-Investment Committee was formed on February 18, 2025 and had three formal meetings in 2025.
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2025, all Section 16(a) filing requirements applicable to such persons were timely filed.
Code of Business Conduct
We have adopted a Code of Business Conduct which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. Our Code of Business Conduct can be accessed on our website at www.blueowlproducts.com.
There have been no material changes to our corporate code of ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer. If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct, we will promptly disclose the nature of the amendment or waiver on our website at www.blueowlproducts.com or file a Form 8-K with the Securities and Exchange Commission.
We have also adopted an insider trading policy which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. This policy is filed as Exhibit 19 to this Annual Report.
Information about Executive Officers Who Are Not Directors
The following sets forth certain information regarding the executive officers of the Company who are not directors of the Company:

Name	Age	Position	Officer Since
Karen Hager	53	Chief Compliance Officer	2020
Logan Nicholson	45	President	2024
Neena Reddy	48	Vice President and Secretary	2020
Jonathan Lamm	51	Chief Financial Officer and Chief Operating Officer	2021
Matthew Swatt	37	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller	2021
Shari Withem	43	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller	2021
The address for each of our executive officers is c/o Blue Owl Credit Income Corp., 399 Park Avenue, New York, New York 10022.

Ms. Hager is the Global Chief Compliance Officer and Senior Managing Director of Blue Owl, a member of Blue Owl’s Management Committee and Operating Committee and also serves as the Chief Compliance Officer of Blue Owl and each of the Blue Owl Credit Advisers and the Blue Owl BDCs. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform in March 2018, Ms. Hager was Chief Compliance Officer at Abbott Capital Management. Previous to Abbott, Ms. Hager worked as SVP, Director of Global Compliance and Chief Compliance Officer at The Permal Group, and as Director of Compliance at Dominick & Dominick Advisors LLC. Prior to joining Dominick & Dominick Advisors LLC, Ms. Hager was a Senior Securities Compliance Examiner/Staff Accountant at the US Securities and Exchange Commission. Ms. Hager received a B.S. in Accounting from Brooklyn College of the City University of New York.
Mr. Nicholson is a Senior Managing Director at Blue Owl, a member of the Direct Lending Investment Team, and a member of the Diversified Lending Investment Committee. Mr. Nicholson is also President of the Company, OBDC II and OCIC, and Portfolio Manager for certain funds in Blue Owl’s Diversified Lending strategy, including the Company, OBDC II and OCIC. Prior to joining Blue Owl in 2023, Mr. Nicholson was a Co-Founder and Partner at Brinley Partners, a startup private credit asset manager, from 2021 to 2023. Previously, Mr. Nicholson was at Goldman Sachs & Co. (“Goldman”) from 2003 to 2021, where he was most recently a Managing Director and Head of U.S. Leveraged Finance Capital Markets. During his time at Goldman, he was responsible for structuring, risk management and distribution of capital commitments for both Leveraged Loans and High Yield bonds, and he was also appointed as a member of the LSTA Board of Directors. Additionally, Mr. Nicholson spent 2021 in a leadership role at healthcare firm Humana Inc., where he was Senior Vice President of Corporate Development and responsible for all M&A activity. Mr. Nicholson received a B.S. in Systems Engineering with a double major in Economics from the University of Virginia.
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
Mr. Lamm is Chief Financial Officer and Chief Operating Officer of each of the Blue Owl BDCs. Mr. Lamm is also a Senior Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in April 2021, Mr. Lamm served as the Chief Financial Officer and Treasurer of Goldman Sachs BDC, Inc. (“GSBD”), a business development company traded on the New York Stock Exchange. Mr. Lamm was responsible for building and overseeing GSBD’s finance, treasury, accounting and operations functions from April 2013 through March 2021, including during its initial public offering in March 2015. During his time at Goldman Sachs, Mr. Lamm also served as Chief Financial Officer and Treasurer of Goldman Sachs Private Middle Market Credit LLC, Goldman Sachs Private Middle Market Credit II LLC and Goldman Sachs Middle Market Lending Corp. prior to the completion of its merger with GSBD in October 2020. Throughout his twenty-two years at Goldman Sachs, Mr. Lamm held various positions. From 2013 to 2021, Mr. Lamm served as Managing Director, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2007 to 2013, Mr. Lamm served as Vice President, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2005 to 2007, Mr. Lamm served as Vice President in the Financial Reporting group and, from 1999 to 2005, he served as a Product Controller. Prior to joining Goldman Sachs, Mr. Lamm worked in public accounting at Deloitte & Touche.
Mr. Swatt is the Co-Chief Accounting Officer, Co-Treasurer and Co-Controller of each of the Blue Owl BDCs. Mr. Swatt is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform in May 2016, Mr. Swatt was an Assistant Controller at Guggenheim Partners in their Private Credit group, where he was responsible for the finance, accounting, and financial reporting functions. Preceding that role, Mr. Swatt worked within the Financial Services -- Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Swatt received a B.S. in Accounting from the University of Maryland and is a licensed Certified Public Accountant in New York.
Ms. Withem is the Co-Chief Accounting Officer, Co-Treasurer and Co-Controller of each of the Blue Owl BDCs. Ms. Withem is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl's Credit platform in March 2018, Ms. Withem was Vice President of Sixth Street Specialty Lending, Inc., a business development company traded on the NYSE, where she was responsible for accounting, financial reporting, treasury and internal controls functions. Preceding that role, Ms. Withem worked for MCG Capital Corporation, a business development company formerly traded on the Nasdaq and Deloitte in the Audit and Assurance Practice. Ms. Withem received a B.S. in Accounting from James Madison University and is a licensed Certified Public Accountant in Virginia.

Portfolio Managers
The management of our investment portfolio is the responsibility of the Adviser and the Diversified Lending Investment Committee. The Investment Team is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s direct lending investment committees. Blue Owl’s four direct lending investment committees focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s direct lending investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Matthias Ederer, Logan Nicholson, Meenal Mehta and Patrick Linnemann. We consider the individuals on the Diversified Lending Investment Committee to be our portfolio managers. The Investment Team, under the Diversified Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and monitors our portfolio companies on an ongoing basis. The Diversified Lending Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Diversified Lending Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which certain investments may be made or sold consistent with our investment objective) and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Diversified Lending Investment Committee. Follow-on investments in existing portfolio companies may require the Diversified Lending Investment Committee’s approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Diversified Lending Investment Committee. The compensation packages of the Diversified Lending Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
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
The Investment Team performs a similar role for OBDC and OBDC II and certain members of the Investment Team also perform a similar role for OTF and OTIC, from which the Adviser and its affiliates may receive incentive fees. See “ITEM 1. BUSINESS – Affiliated Transactions” for a description of the Blue Owl Credit Advisers’ allocation policies governing allocations of investments among us and other investment vehicles with similar or overlapping strategies, as well as a description of certain other relationships between us and the Adviser. See “ITEM 1A. RISK FACTORS — Risks Related to Our Adviser and Its Affiliates — Our Adviser and its affiliates may face conflicts of interest with respect to services performed for their respective other accounts and clients or issuers in which we may invest.” for a discussion of potential conflicts of interests.
The members of the Diversified Lending Investment Committee function as portfolio managers with the most significant responsibility for the day-to-day management of our portfolio. Information regarding the Diversified Lending Investment Committee, is as follows:

Name	Year of Birth
Douglas I. Ostrover	1962
Marc S. Lipschultz	1969
Craig W. Packer	1966
Alexis Maged	1965
Logan Nicholson	1980
Meenal Mehta	1975
Patrick Linnemann	1983
Matthias Ederer	1981

In addition to managing our investments, our portfolio managers also manage other registered investment companies and BDCs, other pooled investment vehicles and other accounts, as indicated below. The following table identifies, as of December 31, 2025: (i) the number of registered investment companies and BDCs (including us), other pooled investment vehicles and other accounts managed by each portfolio manager; (ii) the total assets of such companies, vehicles and accounts; and (iii) the number and total assets of such companies, vehicles and accounts that are subject to an advisory fee based on performance.

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Douglas I. Ostrover
Registered investment companies/Business development companies	5	$77,056	5	$77,056
Other pooled investment vehicles	40	15,115	12	9,823
Other accounts	—	—	—	—

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Marc S. Lipschultz
Registered investment companies/Business development companies	5	$77,056	5	$77,056
Other pooled investment vehicles	44	25,889	16	20,597
Other accounts	—	—	—	—

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Craig W. Packer
Registered investment companies/Business development companies	5	$77,056	5	$77,056
Other pooled investment vehicles	37	13,750	11	9,261
Other accounts	—	—	—	—

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Alexis Maged
Registered investment companies/Business development companies	5	$77,056	5	$77,056
Other pooled investment vehicles	37	13,750	11	9,261
Other accounts	—	—	—	—

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Logan Nicholson
Registered investment companies/Business development companies	3	$55,846	3	$55,846
Other pooled investment vehicles	19	9,424	6	7,913
Other accounts	—	—	—	—

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Meenal Mehta
Registered investment companies/Business development companies	3	$55,846	3	$55,846
Other pooled investment vehicles	19	9,424	6	7,913
Other accounts	—	—	—	—

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Patrick Linneman
Registered investment companies/Business development companies	3	$55,846	3	$55,846
Other pooled investment vehicles	19	9,424	6	7,913
Other accounts	—	—	—	—

Type of Account	Assets of Accounts	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)	Assets Subject to a Performance Fee (in millions)
Matthias Ederer
Registered investment companies/Business development companies	3	$55,846	3	$55,846
Other pooled investment vehicles	19	9,424	6	7,913
Other accounts	—	—	—	—
The management and incentive fees payable by the Blue Owl Credit Clients are based on the gross or net assets and performance, respectively of each Blue Owl Client.
Biographical information regarding each member of the Diversified Lending Investment Committee who is not a director or executive officer of the Company is as follows:
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
Mr. Lipschultz is Co-Chief Executive Officer of Blue Owl and a member of Blue Owl’s board of directors. Mr. Lipschultz also serves as Co-Chief Investment Officer for each of the Blue Owl Credit Advisers. Previously, Mr. Lipschultz co-founded Owl Rock, the predecessor firm to Blue Owl’s Credit platform. Prior to co-founding Owl Rock, Mr. Lipschultz spent more than two decades at KKR, serving on the firm’s Management Committee and as the Global Head of Energy and Infrastructure. Mr. Lipschultz has a wide range of experience in alternative investments, including leadership roles in private equity, private credit and real assets. Prior to joining KKR, Mr. Lipschultz was with Goldman, Sachs & Co., where he focused on mergers and acquisitions and principal investment activities. Mr. Lipschultz served on the board of the Hess Corporation until 2025 and is actively involved in a variety of nonprofit organizations, serving as a trustee or board member of the 92nd Street Y, American Enterprise Institute for Public Policy Research, Michael J. Fox Foundation, Mount Sinai Health System, Riverdale Country School and the Stanford University Board of Trustees. Mr. Lipschultz received an M.B.A. with high distinction, Baker Scholar, from Harvard Business School and an A.B. with honors and distinction, Phi Beta Kappa, from Stanford University.
Mr. Maged is Chief Credit Officer of Blue Owl, a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of each of the Blue Owl Credit Advisers and Vice President of each of the Blue Owl BDCs. Mr. Maged is also a Senior Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in January 2016, Mr. Maged was Chief Financial Officer of Barkbox, Inc., a New York-based provider of pet-themed products and technology from September 2014 to November 2015. Prior to that, Mr. Maged was a Managing Director with Goldman Sachs & Co. from 2007 until 2014. At Goldman Sachs & Co., Mr. Maged held several leadership positions, including Chief Operating Officer of the investment bank’s Global Credit Finance businesses, Co-Chair of the Credit Markets Capital Committee and a member of the Firmwide Capital Committee. Prior to assuming that role in 2011, Mr. Maged served as Chief Underwriting Officer for the Americas and oversaw the U.S. Bank Debt Portfolio Group and US Loan Negotiation Group. From mid-2007 to the end of 2008, Mr. Maged was Head of Bridge Finance Capital Markets in the Americas Financing Group’s Leveraged Finance Group, where he coordinated the firm’s High Yield Bridge Lending and Syndication business. Prior to joining Goldman, Sachs & Co, Mr. Maged was Head of the Bridge Finance Group at Credit Suisse and also worked in the Loan Capital Markets Group at Donaldson, Lufkin and Jenrette (“DLJ”). Upon DLJ’s merger with Credit Suisse in 2000, Mr. Maged joined Credit Suisse’s Syndicated Loan Group and, in 2003, founded its Bridge Finance Group. Earlier in his career, Mr. Maged was a member of the West Coast Sponsor Coverage Group at Citigroup and the Derivatives Group at Republic National Bank, as well as a founding member of the Loan Syndication Group at Swiss Bank Corporation. Mr. Maged received an M.B.A. from New York University Stern School of Business and a B.A. from Vassar College.
Mr. Linnemann is a Senior Managing Director of Blue Owl, a member of the Adviser’s Investment Team and a member of the Adviser’s Diversified Lending Investment Committee. Mr. Linnemann is also a Portfolio Manager for certain funds in Blue Owl’s Diversified Lending strategy, including Blue Owl Diversified Lending Fund. Before joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, Mr. Linnemann was a Vice President at Angel Island Capital, the credit investment platform of Golden Gate Capital, from 2015 to 2016, where he focused on sourcing and evaluating credit investments. Before that, Mr. Linnemann was Vice President of the Leveraged Finance Capital Markets Group at Goldman Sachs & Co. in New York from 2006 to 2015. Mr. Linnemann received a B.A. in Economics from the University of Pennsylvania.
Ms. Mehta is a Senior Managing Director of Blue Owl, a member of the Adviser’s Investment Team and a member of the Adviser’s Diversified Lending Investment Committee. Ms. Mehta is also a Co-Head of Underwriting for the Adviser’s Investment Team. Before joining Blue Owl, Ms. Mehta was a Managing Director at Antares Capital, a direct lender to middle market firms based in New York. Prior to that, Ms. Mehta was a Vice President at GE Capital. Ms. Mehta began her career as a Manager at L&T Finance Limited, Mumbai India in the Treasury Group. Ms. Mehta received an M.B.A. from Goizueta Business School, Emory University, an M.S. in Management Studies with a specialization in Finance from NMIMS, Mumbai University and a B.S. in Commerce and Economics from Sydenham College, Mumbai University.
Mr. Ederer is a Senior Managing Director at Blue Owl, a member of the Adviser’s Investment Team and a member of the Adviser’s Diversified Lending Investment Committee. Before joining Blue Owl, Mr. Ederer was a Partner at BC Partners, where he co-founded the credit business and served on the investment committee. Prior to that, Mr. Ederer was a Partner at Wingspan Investment Management. Mr. Ederer began his career at Goldman Sachs & Co., working in the Special Situations Group and the Bank Loan Distressed Investing Group in London and New York. Mr. Ederer received an M.Phil. in Economics from the University of Oxford, Nuffield College and a B.Sc. in Economics from the University of Warwick.
The table below shows the dollar range of shares of our common stock to be beneficially owned by the members of the Diversified Lending Investment Committee as of February 24, 2026 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; $100,001–$500,000; $500,001–$1,000,000; or over $1,000,000.

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
Director Compensation
No compensation is expected to be paid to our director who is an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. Our directors who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in in-person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. As of December 31, 2025, these directors were Edward D’Alelio, Christopher M. Temple, Eric Kaye, Victor Woolridge, and Melissa Weiler. We pay each independent director the following amounts for serving as a director:

		Annual Committee Chair Cash Retainer
Assets Under Management	Annual Cash Retainer	Chair of the Board	Audit	Committee Chair
$0 < $2.5 Billion	$150,000	$15,000	$10,000	$5,000
$2.5 Billion < $5 Billion	$200,000	$15,000	$10,000	$5,000
$5 Billion < $10 Billion	$250,000	$15,000	$10,000	$5,000
≥ $10 Billion	$300,000	$15,000	$10,000	$5,000
≥ $15 Billion	$350,000	$15,000	$10,000	$5,000
We also reimburse each of the directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.

The table below sets forth the compensation received by each director from the Company and the Fund Complex for service during the fiscal year ended December 31, 2025:

Name of Director	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
Edward D’Alelio	$340,000	$340,000	$1,442,800
Christopher M. Temple	$335,000	$335,000	$1,416,500
Eric Kaye	$330,000	$330,000	$1,390,200
Melissa Weiler	$325,000	$325,000	$1,363,900
Victor Woolridge	$325,000	$325,000	$1,363,900

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of February 24, 2026 the beneficial ownership according to information furnished to us by such persons or publicly available filings, of each current director, the Company’s executive officers, the executive officers and directors as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock.

The percentage ownership is based on 2,188,430,208 shares of our common stock outstanding as of February 24, 2026. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares of our common stock beneficially owned by such shareholder.

Shares Beneficially Owned
Name and Address(1)	Title of Class	Number of Shares Owned	Percentage of Class Outstanding
Interested Directors
Craig W. Packer	—	—	—
Independent Directors
Edward D'Alelio	—	—	—
Eric Kaye	—	—	—
Christopher M. Temple	—	—	—
Melissa Weiler	—	—	—
Victor Woolridge	—	—	—
Executive Officers		—	—
Karen Hager	—	—	—
Neena Reddy	—	—	—
Matthew Swatt	—	—	—
Shari Withem	—	—	—
Jonathan Lamm	—	—	—
Logan Nicholson	—	—	—
All officers and directors as a group (12 persons)		—	—

(1)The address for each of the directors and officers is c/o Blue Owl Credit Income Corp., 399 Park Avenue, 37th Floor, New York, New York 10022.
Dollar Range of Equity Securities Beneficially Owned by Directors

The table below shows the dollar range of equity securities of the Company and the aggregate dollar range of equity securities of the Fund Complex that were beneficially owned by each director as of February 24, 2026 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; or Over $100,000. For purposes of this Form 10-K, the term “Fund Complex” is defined to include the Company, OBDC, OBDC II, OTF and OTIC.

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

(1)Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the 1934 Act.
(2)The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying the current net offering price of the applicable class of the Company’s common stock by the number of shares beneficially owned.
(3)The dollar range of Equity Securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of (1) the closing price per share of OBDC’s common stock as of February 24, 2026 multiplied by the number of shares of OBDC’s common stock beneficially owned by the director, (2) the current net asset value per share of OBDC II’s common stock multiplied by the number of shares of OBDC II’s common stock beneficially owned by the director, (3) the closing price per share of OTF’s common stock as of February 24, 2026 multiplied by the number of shares of OTF’s common stock beneficially owned by the director, (4) the current net offering price per share of OTIC’s common stock multiplied by the number of shares of OTIC’s common stock beneficially owned by the director and (5) the total dollar range of equity securities in the Company beneficially owned by the director.
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
Our executive officers, certain of our directors and certain other finance professionals of Blue Owl also serve as executives of the Blue Owl Credit Advisers and officers and directors of the Company and certain professionals of Blue Owl and the Adviser are officers of Blue Owl Securities LLC. In addition, our executive officers and directors and the members of the Adviser and members of its Diversified Lending Investment Committee serve or may serve as officers, directors or principals of entities that operate in the same, or a related, line of business as we do (including the Blue Owl Credit Advisers) including serving on their respective investment committees and/or on the investment committees of investments funds, accounts or other investment vehicles managed by our affiliates which may have investment objectives similar to our investment objective. At times we may compete with the Blue Owl Credit Clients and other Blue Owl clients, for capital and investment opportunities. As a result, we may not be given the opportunity to participate in certain investments made by the Blue Owl Credit Clients and other Blue Owl clients. This can create a potential conflict when allocating investment opportunities among us and such other Blue Owl Credit Clients and other Blue Owl clients. An investment opportunity that is suitable for multiple clients of the Blue Owl Credit Advisers or other affiliated advisers may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. However, for the Adviser and its affiliates to fulfill their fiduciary duties to each of their clients, the Blue Owl Credit Advisers have put in place investment allocation policies that seek to ensure the fair and equitable allocation of investment opportunities over time and addresses the co-investment restrictions set forth under the 1940 Act. In addition, from time to time, Blue Owl Securities LLC may purchase securities in certain of our offerings.
Allocation of Investment Opportunities
The Blue Owl Credit Advisers intend to allocate investment opportunities in a manner that is fair and equitable over time and is consistent with its allocation policies, so that no client of the Adviser or its affiliates is disadvantaged in relation to any other client of the Adviser or its affiliates, taking into account such factors as the relative amounts of capital available for new investments, cash on hand, existing commitments and reserves, the investment programs and portfolio positions of the participating investment accounts, the clients for which participation is appropriate, targeted leverage level, targeted asset mix and any other factors deemed appropriate. The Blue Owl Credit Advisers intend to allocate common expenses among us and other clients of the Adviser and its affiliates in a manner that is fair and equitable over time or in such other manner as may be required by applicable law or the Investment Advisory Agreement. Fees and expenses generated in connection with potential portfolio investments that are not consummated will be allocated in a manner that is fair and equitable over time and in accordance with policies adopted by the Blue Owl Credit Advisers and the Investment Advisory Agreement.
The Blue Owl Credit Advisers have put in place investment allocation policies that seek to ensure the equitable allocation of investment opportunities and addresses the co-investment restrictions set forth under the 1940 Act. When we engage in co-investments as permitted by the exemptive relief described below, we will do so in a manner consistent with the Blue Owl Credit Advisers’ allocation policies. In situations where co-investment with other entities managed by the Adviser or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, a committee comprised of certain executive officers of the Blue Owl Credit Advisers (including executive officers of the Adviser) along with other officers and employees, will need to decide whether we or such other entity or entities will proceed with the investment. The allocation committee will make these determinations based on the Blue Owl Credit Advisers’ allocation policies, which generally requires that such opportunities be offered to eligible accounts in a manner that will be fair and equitable over time.
The Blue Owl Credit Advisers’ allocation policies are designed to manage the potential conflicts of interest between the Adviser’s fiduciary obligations to us and its or its affiliates’ similar fiduciary obligations to other Blue Owl clients; however, there can be no assurance that the Blue Owl Credit Advisers’ efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Not all conflicts of interest can be expected to be resolved in our favor.
The allocation of investment opportunities among us and any of the other investment funds sponsored or accounts managed by the Adviser or its affiliates may not always, and often will not, be proportional. In general, pursuant to the Blue Owl Credit Advisers’ allocation policies, the process for making an allocation determination includes an assessment as to whether a particular investment opportunity (including any follow-on investment in, or disposition from, an existing portfolio company held by the Company or another investment fund or account) is suitable for us or another investment fund or account including the Blue Owl Credit Clients. In making this assessment, the Blue Owl Credit Advisers may consider a variety of factors, including, without limitation: the investment objectives, guidelines and strategies applicable to the investment fund or account; the nature of the investment, including its risk-return profile and expected holding period; portfolio diversification and concentration concerns; the liquidity needs of the investment fund or account; the ability of the investment fund or account to accommodate structural, timing and other aspects of the investment process; the life cycle of the investment fund or account; legal, tax and regulatory requirements and restrictions, including, as applicable, compliance with the 1940 Act (including requirements and restrictions pertaining to co-investment opportunities discussed below); compliance with existing agreements of the investment fund or account; the available capital of the investment fund or account; diversification requirements for BDCs or RICs; the gross asset value and net asset value of the investment fund or account; the current and targeted leverage levels for the investment fund or account; and portfolio construction considerations. The relevance of each of these criteria will vary from investment opportunity to investment opportunity. In circumstances where the investment objectives of multiple investment funds or accounts regularly overlap, while the specific facts and circumstances of each allocation decision will be determinative, the Blue Owl Credit Advisers may afford prior decisions precedential value.
Pursuant to the Blue Owl Credit Advisers’ allocation policies, if through the foregoing analysis, it is determined that an investment opportunity is appropriate for multiple investment funds or accounts, the Blue Owl Credit Advisers generally will determine the appropriate size of the opportunity for each such investment fund or account. If an investment opportunity falls within the mandate of two or more investment funds or accounts, and there are no restrictions on such funds or accounts investing with each other, then each investment fund or account will receive the amount of the investment that it is seeking, as determined based on the criteria set forth above.
Certain allocations may be more advantageous to us relative to one or all of the other investment funds, or vice versa. While the Blue Owl Credit Advisers will seek to allocate investment opportunities in a way that it believes in good faith is fair and equitable over time, there can be no assurance that our actual allocation of an investment opportunity, if any, or terms on which the allocation is made, will be as favorable as they would be if the conflicts of interest to which the Adviser may be subject did not exist. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products.
Exemptive Relief
We rely on an order for exemptive relief (the “Order”) to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board.
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
Item 14. Principal Accountant Fees and Services.
KPMG LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2026. KPMG LLP acted as the Company’s independent registered public accounting firm for the fiscal years ending December 31, 2025, 2024 and 2023. The Company knows of no direct financial or material indirect financial interest of KPMG LLP in the Company.
Fees
Set forth in the table below are audit fees, audit-related fees, tax fees and all other fees billed to the Company by KPMG LLP for professional services performed for the fiscal years ended December 31, 2025 and 2024:

	For the Fiscal year Ended December 31,
	2025	2024
Audit Fees(1)	$1,340,000	$1,212,100
Audit-Related Fees(2)	—	—
Tax Fees(3)	152,405	198,490
All Other Fees(4)	—	—
Total Fees	$1,492,405	$1,410,590

(1)“Audit Fees” are fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of interim financial statements or services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements, including comfort letters and consents.
(2)“Audit-Related Fees” are fees billed for assurance and related services by KPMG LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported under “Audit Fees.”

(3)“Tax Fees” are fees billed services rendered by KPMG LLP for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state and international tax compliance, customs and duties and international tax planning.
(4)“All Other Fees” are fees billed for services other than those stated above.
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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report:

(1)Financial Statements – Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page F-1 of this Annual Report.

(2)Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements included in this Annual Report.

(3)Exhibits – The following is a list of all exhibits filed as a part of this Annual Report, including those incorporated by reference.

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

4.5
Agreement of Removal, Appointment and Acceptance, dated November 30, 2022, by and among Owl Rock Core Income Corp., Computershare Trust Company, N.A. and Truist Bank (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on November 30, 2022).

4.6
Fifth Supplemental Indenture, dated as of June 13, 2023, relating to the 7.950% notes due 2028, by and between Owl Rock Core Income Corp. and Truist Bank, as successor to Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on June 14, 2023).

4.7
Sixth Supplemental Indenture, dated as of December 4, 2023, relating to the 7.750% notes due 2029, by and between the Company and Truist Bank, as successor to Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on December 5, 2023).

4.8
Seventh Supplemental Indenture, dated as of February 1, 2024, relating to the 6.650% notes due 2031, by and between Blue Owl Credit Income Corp. and Truist Bank, as successor to Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2024).

4.9
Eighth Supplemental Indenture, dated as of May 21, 2024, relating to the 6.600% notes due 2029, by and between the Company and Truist Bank, as successor to Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on May 21, 2024).

4.10
Ninth Supplemental Indenture, dated as of September 13, 2024, relating to the 5.800% notes due 2030, by and between the Company and Truist Bank, as successor to Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on September 13, 2024).

4.11	Form of Subscription Agreement (incorporated by reference to Appendix A to the Company’s Prospectus, filed on December 6, 2024).
4.12
Tenth Supplemental Indenture, dated as of May 23, 2025, relating to the 5.900% notes due 2028, by and between the Company and Truist Bank, as successor to Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on May 23, 2025).

4.13
Registration Rights Agreement, dated as of May 23, 2025, by and among the Company and SMBC Nikko Securities America, Inc., as representative of the Initial Purchasers (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, field on May 23, 2025).

4.14
Agency Agreement, dated April 4, 2025, by and among Blue Owl Credit Income Corp. Deutsche Bank AG, London Branch and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 11, 2025).

4.15	Deed of Covenant, dated as of April 4, 2025, by Blue Owl Credit Income Corp (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on September 11, 2025).
4.16	Deed Poll, dated as of April 4, 2025, by Blue Owl Credit Income Corp (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on September 11, 2025).
4.17
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

4.18*	Description of Securities
10.1
Amended and Restated Investment Advisory Agreement between Owl Rock Core Income Corp. and Owl Rock Capital Advisors LLC, dated May 18, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 19, 2021).

10.2	Form of Dealer Manager Agreement (incorporated by reference to Exhibit (h)(1) to the Company’s Registration Statement on Form N-2, filed on October 16, 2020).
10.3	Amendment No. 1 to the Dealer Manager Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 23, 2021).
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
10.7
(Amended and Restated Administration Agreement between Owl Rock Core Income Corp. and Owl Rock Capital Advisors LLC, dated May 18, 2021(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 20, 2021).

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

10.31
Loan and Security Agreement, dated March 9, 2023, by and among Owl Rock Core Income Corp., as Servicer and Equityholder, Core Income Funding V LLC, as Borrower, Wells Fargo Bank, National Association, as administrative agent and each of the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on March 10, 2023).

10.32
Sale and Contribution Agreement, dated March 9, 2023, between Owl Rock Core Income Corp., as Seller and Core Income Funding V LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on March 10, 2023).

10.33
Indenture and Security Agreement, dated as of May 24, 2023 by and between Owl Rock CLO XI, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 26, 2023).

10.34
Collateral Management Agreement, dated as of May 24, 2023, between Owl Rock CLO XI, LLC and Owl Rock Capital Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on May 26, 2023).

10.35
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

10.39
License Agreement, dated as of July 6, 2023, between Blue Owl Credit Income Corp. and Blue Owl Capital Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 6, 2023).

10.40
Indenture and Security Agreement, dated as of July 18, 2023 by and between Owl Rock CLO XII, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 19, 2023).

10.41
Collateral Management Agreement, dated as of July 18, 2023, between Owl Rock CLO XII, LLC and Blue Owl Credit Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 19, 2023).

10.42
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

10.46
Sale and Contribution Agreement, dated as of August 29, 2023, between Blue Owl Credit Income Corp., as Seller, and Core Income Funding VI LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 31, 2023).

10.47
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

10.48
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

10.49	Amended and Restated Multi-Class Plan (incorporated by reference to Exhibit (k)(5) to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2, filed on December 13, 2023).
10.50
Indenture and Security Agreement, dated as of January 30, 2024, by and between Owl Rock CLO XV, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2024).

10.51
Collateral Management Agreement, dated as of January 30, 2024, between Owl Rock CLO XV, LLC and Blue Owl Credit Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2024).

10.52
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

10.55
Indenture, dated as of March 7, 2024, by and between Owl Rock CLO XVI, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 11, 2024).

10.56
Collateral Management Agreement, dated as of March 7, 2024, between Owl Rock CLO XVI, LLC and Blue Owl Credit Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 11, 2024).

10.57
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

10.61	Amended and Restated Distribution Reinvestment Plan effective as of May 6, 2024 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q, filed on May 9, 2024).
10.62
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

10.63
Sale and Contribution Agreement, dated as of May 21, 2024, between Blue Owl Credit Income Corp., as Seller, and Core Income Funding VII LLC, as Purchaser (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 23, 2024).

10.64
Indenture, dated as of July 12, 2024, by and between Owl Rock CLO XVIII, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 17, 2024).

10.65
Collateral Management Agreement, dated as of July 12, 2024, between Owl Rock CLO XVIII, LLC and Blue Owl Credit Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 17, 2024).

10.66
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

10.70
Collateral Management Agreement, dated as of July 18, 2024, between Owl Rock CLO XVII, LLC and Blue Owl Credit Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 23, 2024).

10.71
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

10.74
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

10.75
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

10.76
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

10.77
Sale and Contribution Agreement, dated as of December 17, 2024, between Blue Owl Credit Income Corp., as Seller and Core Income Funding VIII LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 20, 2024).

10.78
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

10.79
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

10.80
First Supplemental Indenture, dated as of April 24, 2025, by and between Owl Rock CLO VIII, LLC, as Issuer, and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 29, 2025).

10.81
Amended and Restated Loan Sale Agreement, dated as of April 24, 2025, by and between Blue Owl Credit Income Corp., as Seller, and Owl Rock CLO VIII, LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 29, 2025).

10.82
Amended and Restated Collateral Management Agreement, dated as of April 24, 2025, by and between Owl Rock CLO VIII, LLC, as Issuer, and Blue Owl Credit Advisors LLC, as Collateral Manager (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 29, 2025).

10.83
Third Amendment to Loan and Security Agreement, dated as of April 29, 2025, among Core Income Funding V LLC, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 2, 2025).

10.84
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

10.85
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

10.86
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

10.87
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

10.88
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

10.89
Credit Agreement, dated as of August 12, 2025, among Core Income Funding IX LLC, as Borrower, BNP Paribas, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 18, 2025).

10.90
Sale and Contribution Agreement, dated as of August 12, 2025, between Blue Owl Credit Income Corp., as Seller and Core Income Funding IX LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 18, 2025).

10.91
Indenture and Security Agreement, dated as of September 24, 2025, by and between Owl Rock CLO XXII, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 29, 2025).

10.92
Collateral Management Agreement, dated as of September 24, 2025, between Owl Rock CLO XXII, LLC and Blue Owl Credit Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 29, 2025).

10.93
Loan Sale Agreement, dated as of September 24, 2025, between Blue Owl Credit Income Corp., as Seller and Owl Rock CLO XXII, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 29, 2025).

10.94
Loan Sale Agreement, dated as of September 24, 2025, between Core Income Funding IV LLC, as Seller and Owl Rock CLO XXII, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on September 29, 2025).

10.95
Amendment No. 4 to the Credit Agreement, dated as of October 10, 2025, among Core Income Funding VI LLC, as Borrower, the Lenders party thereto, The Bank of Nova Scotia, as Administrative Agent, and State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator, Custodian and Document Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 15, 2025).

10.96
Credit Agreement, dated as of December 31, 2025, among Core Income Funding X LLC, as Borrower, the Lenders referred to therein, Société Générale, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Document Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 6, 2026).

10.97
Sale and Contribution Agreement, dated as of December 31, 2025, between Blue Owl Credit Income Corp., as Seller, and Core Income Funding X LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed January 6, 2026).

19.1*	Insider Trading Policy
21.1*	Subsidiary List
24.1	Power of Attorney (included on signature page hereto).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of the Independent Registered Public Accounting Firm on Supplemental Information

99.2*	Supplemental Financial Information of OCIC SLF LLC as of the year ended December 31, 2025 and the period ended December 31, 2024 and for the three years ended December 31, 2025.
99.3*	Supplemental Financial Information of Blue Owl Credit SLF LLC as of and for the period ended December 31, 2025.
99.4*	Supplemental Financial Information of Blue Owl Leasing LLC as of and for the period from June 30, 2025 (Date of Inception) to December 31, 2025

* Filed herewith.
** Furnished herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Credit Income Corp.

Date: March 3, 2026	By:	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Chief Operating Officer

Each person whose signature appears below constitutes and appoints Craig W. Packer and Jonathan Lamm, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2025, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 3, 2026.

Name	Title

/s/ Craig W. Packer	Chief Executive Officer and Director
Craig W. Packer

/s/ Edward D’Alelio	Director and Chairman of the Board of Directors
Edward D’Alelio

/s/ Christopher M. Temple	Director and Chairman of the Audit Committee
Christopher M. Temple

/s/ Eric Kaye	Director and Chairman of the Nominating and Corporate Governance Committee
Eric Kaye

/s/ Melissa Weiler	Director
Melissa Weiler

/s/ Victor Woolridge	Director
Victor Woolridge

/s/ Jonathan Lamm	Chief Financial Officer and Chief Operating Officer
Jonathan Lamm

/s/ Matthew Swatt	Co-Chief Accounting Officer, Co-Treasurer, and Co-Controller
Matthew Swatt

/s/ Shari Withem	Co-Chief Accounting Officer, Co-Treasurer, and Co-Controller
Shari Withem