Form 10-Q
period 2026-03-31
Blue Owl Credit Income Corp.
filed 2026-05-11
CIK 1812554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2026, the registrant had 675,666,717 shares of Class S common stock, 45,575,669 shares of Class D common stock, and 1,396,563,230 shares of Class I common stock, $0.01, par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Blue Owl Credit Income Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $34,134,621 and $34,497,335, respectively)	$33,607,175	$34,384,822
Non-controlled, affiliated investments (amortized cost of $16,820 and $16,817, respectively)	15,961	16,564
Controlled, affiliated investments (amortized cost of $1,872,815 and $1,469,006, respectively)	1,877,314	1,517,562
Total investments at fair value (amortized cost of $36,024,256 and $35,983,158, respectively)	35,500,450	35,918,948
Cash (restricted cash of $42,400 and $23,727, respectively)	679,761	733,473
Foreign cash (cost of $60,118 and $3,868, respectively)	60,149	3,081
Interest and dividend receivable	212,537	205,414
Receivable from controlled affiliates	15,244	12,468
Receivable for investments sold	280,525	90,215
Prepaid expenses and other assets	159,305	47,167
Total Assets	$36,907,971	$37,010,766
Liabilities
Debt (net of unamortized debt issuance costs of $166,320 and $180,343, respectively)	$16,358,006	$15,590,329
Distribution payable	142,984	164,816
Payable for investments purchased	20,606	171,965
Payables to affiliates	86,867	92,563
Tender offer payable	963,621	1,009,562
Accrued expenses and other liabilities	188,740	221,258
Total Liabilities	$17,760,824	$17,250,493
Commitments and contingencies (Note 8)
Net Assets
Class S Common shares $0.01 par value, 1,500,000,000 shares authorized; 672,389,216 and 672,364,767 shares issued and outstanding, respectively	$6,724	$6,724
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 56,167,136 and 60,142,943 shares issued and outstanding, respectively	562	601
Class I Common shares $0.01 par value, 2,000,000,000 shares authorized; 1,376,428,997 and 1,384,490,278 shares issued and outstanding, respectively	13,764	13,845
Additional paid-in-capital	19,762,625	19,856,584
Accumulated undistributed (overdistributed) earnings	(636,528)	(117,481)
Total Net Assets	$19,147,147	$19,760,273
Total Liabilities and Net Assets	$36,907,971	$37,010,766
Net Asset Value Per Class S Share	$9.08	$9.32
Net Asset Value Per Class D Share	$9.09	$9.33
Net Asset Value Per Class I Share	$9.11	$9.34

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$739,561	$628,032
Payment-in-kind ("PIK") interest income	31,146	28,720
Dividend income	978	1,609
PIK dividend income	15,439	13,344
Other income	8,915	7,829
Total investment income from non-controlled, non-affiliated investments	796,039	679,534
Investment income from non-controlled, affiliated investments:
Interest income	20	22
PIK interest income	5	42
Dividend income	214	—
Other income	1	—
Total investment income from non-controlled, affiliated investments	240	64
Investment income from controlled, affiliated investments:
Interest income	2,087	2,765
PIK interest income	4,166	—
Dividend income	30,776	24,887
Other income	195	—
Total investment income from controlled, affiliated investments	37,224	27,652
Total Investment Income	833,503	707,250
Operating Expenses
Offering costs	1,640	1,962
Interest expense	257,207	216,560
Management fees, net(1)	62,230	46,397
Performance based incentive fees	60,840	52,675
Professional fees	6,751	5,596
Directors' fees	445	320
Shareholder servicing fees	13,646	11,408
Other general and administrative	4,661	3,386
Total Operating Expenses	407,420	338,304
Net Investment Income (Loss) Before Taxes	426,083	368,946
Income tax expense (benefit), including excise tax expense (benefit)	(25)	220
Net Investment Income (Loss) After Taxes	$426,108	$368,726
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(392,596)	$(54,453)
Non-controlled, affiliated investments	(606)	(82)
Controlled, affiliated investments	(44,058)	(6,275)
Translation of assets and liabilities in foreign currencies	(6,473)	7,528
Income tax (provision) benefit	282	169
Total Net Change in Unrealized Gain (Loss)	(443,451)	(53,113)

Blue Owl Credit Income Corp.
Consolidated Statements of Operations — Continued
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net realized gain (loss):
Non-controlled, non-affiliated investments	(67,127)	(57,865)
Foreign currency transactions	4,104	(6,015)
Total Net Realized Gain (Loss)	(63,023)	(63,880)
Total Net Realized and Change in Unrealized Gain (Loss)	(506,474)	(116,993)
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$(80,366)	$251,733
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class S Common Stock	$(33,524)	$77,401
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class D Common Stock	$(2,364)	$8,336
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class I Common Stock	$(44,478)	$165,996
Earnings Per Share - Basic and Diluted of Class S Common Stock	$(0.05)	$0.14
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	685,644,136	553,435,797
Earnings Per Share - Basic and Diluted of Class D Common Stock	$(0.04)	$0.15
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted	60,624,074	54,656,440
Earnings Per Share - Basic and Diluted of Class I Common Stock	$(0.03)	$0.16
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	1,432,254,151	1,043,162,192
_______________
(1)Refer to “Note 3 — Agreements and Related Party Transactions” for additional details on management fee waiver.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$426,108	$368,726
Net change in unrealized gain (loss)	(443,451)	(53,113)
Net realized gain (loss) on investments	(63,023)	(63,880)
Net Increase (Decrease) in Net Assets Resulting from Operations	(80,366)	251,733
Distributions
Class S	(129,886)	(123,867)
Class D	(12,098)	(13,060)
Class I	(296,697)	(254,534)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(438,681)	(391,461)
Capital Share Transactions
Class S:
Issuance of shares of common stock	158,976	541,138
Share transfers between classes(1)	(28,011)	(22,590)
Repurchase of common shares	(194,086)	(53,498)
Reinvestment of shareholders' distributions	66,700	55,580
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	3,579	520,630
Class D:
Issuance of shares of common stock	4,495	56,677
Share transfers between classes(1)	(58)	24
Repurchase of common shares	(44,477)	(1,912)
Reinvestment of shareholders' distributions	4,055	4,069
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	(35,985)	58,858
Class I:
Issuance of shares of common stock	506,932	1,328,427
Share transfers between classes(1)	28,069	22,566
Repurchase of common shares	(724,544)	(148,539)
Reinvestment of shareholders' distributions	127,870	105,776
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	(61,673)	1,308,230
Total Increase (Decrease) in Net Assets	(613,126)	1,747,990
Net Assets, at beginning of period	$19,760,273	$14,521,602
Net Assets, at end of period	$19,147,147	$16,269,592
______________
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

Blue Owl Credit Income Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$(80,366)	$251,733
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(2,536,723)	(4,198,054)
Proceeds from investments and investment repayments, net	2,502,299	1,082,081
Net change in unrealized (gain) loss on investments	437,260	60,810
Net change in interest rate swaps attributed to unsecured notes	(33,279)	65,497
Net change in unrealized (gain) loss on foreign currency forward contracts	(2,293)	—
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	8,766	(7,528)
Net change in unrealized (gain) loss on income tax (provisions) benefit	(282)	(169)
Net realized (gain) loss on investments	67,127	57,865
Net realized (gain) loss on foreign currency transactions relating to investments	(3,812)	5,873
Net realized (gain) loss on foreign currency forward contracts	1,419	—
Net realized (gain) loss on foreign currency transactions relating to debt	—	43
Payment-in-kind interest and dividends	(43,864)	(35,250)
Net accretion/amortization of discount/premium on investments	(26,125)	(27,902)
Amortization of debt issuance costs	11,022	11,038
Amortization of offering costs	1,640	1,962
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable	(7,123)	(28,617)
(Increase) decrease in receivable from controlled affiliates	(2,776)	6,499
(Increase) decrease in receivable for investments sold	(189,081)	368,602
(Increase) decrease in prepaid expenses and other assets	(113,232)	(56,515)
Increase (decrease) in payable for investments purchased	(151,359)	766,430
Increase (decrease) in payables to affiliates	(5,696)	979
Increase (decrease) in accrued expenses and other liabilities	(31,362)	(160,587)
Net cash provided by (used in) operating activities	(197,840)	(1,835,210)
Cash Flows from Financing Activities
Borrowings on debt	3,567,924	3,910,000
Repayments of debt	(2,760,000)	(4,066,000)
Deferred offering costs paid	(314)	(342)
Debt issuance costs paid	(5,881)	(6,064)
Repurchase of common stock	(1,009,048)	(193,197)
Proceeds from issuance of common shares	670,403	1,926,242
Distributions paid to shareholders	(261,888)	(206,101)
Net cash provided by (used in) financing activities	201,196	1,364,538
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $18,673 and $(92,127), respectively)	3,356	(470,672)
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $23,727 and $182,030, respectively)	736,554	1,006,483
Cash and restricted cash, including foreign cash, end of period (restricted cash of $42,400 and $89,903, respectively)	$739,910	$535,811

Blue Owl Credit Income Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Supplemental and Non-Cash Information
Interest paid during the period	$289,585	$294,180
Distributions declared during the period	438,681	391,461
Reinvestment of distributions during the period	198,625	165,425
Taxes, including excise tax, paid during the period	1,568	10,010
Distributions Payable	142,984	172,412
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Non-controlled/non-affiliated portfolio company investments
Debt Investments(7)
Advertising and media
DIRECTV Financing, LLC(9)	First lien senior secured loan	S+	5.25%		8/2029	$64,490	—	$64,582	$64,580
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(3)(4)(9)	First lien senior secured loan	S+	4.25%		12/2029	267,492	—	267,160	265,486
Monotype Imaging Holdings Inc.(3)(4)(8)	First lien senior secured loan	S+	5.25%		2/2031	168,962	—	167,982	165,583
								499,724	495,649	2.6%
Aerospace and defense
Horizon Avionics Buyer, LLC (dba Acron Aviation)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		3/2032	124,240	—	123,532	123,517
Jeppesen Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2032	16,637	—	16,518	16,346
ManTech International Corporation(3)(4)(9)	First lien senior secured loan	S+	4.50%		9/2029	14,624	—	14,622	14,442
Peraton Corp.(3)(9)	Second lien senior secured loan	S+	7.75%		2/2029	4,831	—	4,800	3,454
STS PARENT, LLC (dba STS Aviation Group)(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2031	133,828	—	133,274	132,490
STS PARENT, LLC (dba STS Aviation Group)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2030	11,828	—	11,776	11,678
								304,522	301,927	1.6%
Asset based lending and fund finance
Hg Genesis 9 SumoCo Limited(3)(4)(14)(31)	Unsecured facility	E+	6.00%		3/2029	€101,289	—	108,063	116,705
Hg Saturn Luchaco Limited(3)(4)(19)(31)	Unsecured facility	SA+		8.25%	3/2027	£768	—	981	1,013
								109,044	117,718	0.6%
Automotive aftermarket
OAC Holdings I Corp. (dba Omega Holdings)(3)(4)(9)	First lien senior secured loan	S+	5.00%		3/2029	8,292	—	8,208	8,147
OAC Holdings I Corp. (dba Omega Holdings)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		3/2028	1,691	—	1,673	1,645
								9,881	9,792	0.1%
Automotive services
MAJCO LLC (dba Big Brand Tire & Service)(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		9/2032	460,197	—	457,325	459,046
Mavis Tire Express Services Topco Corp.(3)(8)	First lien senior secured loan	S+	3.00%		5/2028	43,604	—	43,464	43,534
McQueen Bidco PTY LTD. (dba Infomedia)(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		12/2032	29,342	—	29,271	28,902
Spotless Brands, LLC(3)(4)(9)	First lien senior secured loan	S+	5.75%		7/2028	80,673	—	80,201	80,673
Spotless Brands, LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	5.00%		7/2028	15,459	—	15,156	15,094
								625,417	627,249	3.3%
Buildings and real estate
Associations Finance, Inc.(3)(4)(6)	Unsecured notes	N/A		14.25%	5/2030	196,386	—	195,486	196,386
Associations, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	6.50%		7/2028	554,035	—	553,427	554,035
CoreLogic Inc.(8)	First lien senior secured loan	S+	3.50%		6/2028	23,532	—	23,231	22,459

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Dodge Construction Network LLC(3)(9)	First lien senior secured loan	S+	4.75%		2/2029	10,353	—	8,819	7,665
RealPage, Inc.(3)(9)	First lien senior secured loan	S+	3.00%		4/2028	15,817	—	15,793	15,127
RealPage, Inc.(3)(9)	First lien senior secured loan	S+	3.75%		4/2028	17,606	—	17,541	17,058
Wrench Group LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2032	237,030	—	235,697	234,660
Wrench Group LLC(3)(4)(12)(22)	First lien senior secured revolving loan	P+	3.75%		9/2031	12,097	—	11,922	11,773
								1,061,916	1,059,163	5.5%
Business services
Access CIG, LLC(3)(9)	First lien senior secured loan	S+	4.00%		8/2030	78,011	—	78,011	70,178
Accommodations Plus Technologies LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		5/2032	8,084	—	8,011	7,822
Aurelia Netherlands B.V.(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	4.75%		5/2031	€55,027	—	62,192	63,402
Boxer Parent Company Inc. (f/k/a BMC)(3)(9)	First lien senior secured loan	S+	3.00%		7/2031	32,628	—	32,613	30,171
Capstone Acquisition Holdings, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.50%		11/2029	86,066	—	85,604	85,421
CMG HoldCo, LLC (dba Crete United)(3)(4)(10)(22)	First lien senior secured loan	S+	4.75%		11/2030	55,405	—	54,882	53,987
ConnectWise, LLC(3)(9)	First lien senior secured loan	S+	3.50%		9/2028	56,454	—	56,297	51,983
Conservice Midco, LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		2/2033	114,198	—	113,915	113,912
CoolSys, Inc.(3)(9)	First lien senior secured loan	S+	6.00%		8/2028	13,802	—	13,279	11,411
CoreTrust Purchasing Group LLC(3)(4)(8)	First lien senior secured loan	S+	5.25%		10/2029	128,754	—	127,930	128,432
DuraServ LLC(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		6/2031	219,254	—	218,117	215,046
DuraServ LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.75%		6/2030	8,732	—	8,648	8,308
Hercules Borrower, LLC (dba The Vincit Group)(3)(4)(9)	First lien senior secured loan	S+	4.75%		12/2028	147,661	—	147,292	147,661
Hercules Buyer, LLC (dba The Vincit Group)(3)(4)(6)(32)	Unsecured notes	N/A		0.48%	12/2029	24	—	24	36
IGT Holding IV AB (dba IFS)(3)(4)(9)(31)	First lien senior secured loan	S+	3.00%		9/2031	4,000	—	3,930	3,960
Kaseya Inc.(3)(8)	First lien senior secured loan	S+	3.25%		3/2032	79,200	—	78,851	73,759
Kaseya Inc.(3)(8)	Second lien senior secured loan	S+	5.00%		3/2033	25,172	—	25,042	19,906
KPSKY Acquisition, Inc. (dba BluSky)(3)(4)(9)	First lien senior secured loan	S+	5.50%		10/2028	99,879	—	99,038	89,642
KPSKY Acquisition, Inc. (dba BluSky)(3)(4)(9)	First lien senior secured delayed draw term loan	S+	5.75%		10/2028	72	—	71	65
Ping Identity Holding Corp.(3)(4)(8)	First lien senior secured loan	S+	2.75%		11/2032	35,000	—	34,916	34,563
Plano HoldCo, Inc. (dba Perficient)(3)(9)	First lien senior secured loan	S+	3.50%		10/2031	24,750	—	24,650	19,800
Plusgrade Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	3.50%		3/2031	23,524	—	23,524	22,583
Red Planet Borrower, LLC (dba Liftoff Mobile)(3)(8)	First lien senior secured loan	S+	4.00%		8/2032	61,845	—	61,326	60,392
XPLOR T1, LLC(3)(4)(9)	First lien senior secured loan	S+	3.50%		12/2032	91,540	—	91,096	84,903
								1,449,259	1,397,343	7.3%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(3)(9)	First lien senior secured loan	S+	4.00%		11/2027	18,818	—	18,692	17,948

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(3)(4)(9)	Second lien senior secured loan	S+	7.75%		11/2028	40,137	—	40,131	36,023
Arc Falcon I Inc.(3)(8)	First lien senior secured loan	S+	4.50%		3/2033	7,801	—	7,142	7,127
Derby Buyer LLC (dba Delrin)(3)(8)	First lien senior secured loan	S+	3.00%		11/2030	16,473	—	16,473	16,431
DCG ACQUISITION CORP. (dba DuBois Chemical)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		6/2031	106,360	—	105,501	104,995
DM Buyer (USA), Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		2/2033	58,750	—	58,461	58,456
Gaylord Chemical Company, L.L.C.(3)(4)(9)(22)	First lien senior secured loan	S+	5.75%		12/2027	186,100	—	185,445	185,629
Rocket BidCo, Inc. (dba Recochem)(3)(4)(9)(31)	First lien senior secured loan	S+	4.75%		11/2030	352,649	—	347,237	350,886
Velocity HoldCo III Inc. (dba VelocityEHS)(3)(4)(9)	First lien senior secured loan	S+	5.50%		5/2029	4,033	—	4,033	3,952
Nouryon Finance B.V.(3)(10)(31)	First lien senior secured loan	S+	3.25%		4/2028	9,130	—	9,130	8,937
								792,245	790,384	4.1%
Consumer products
Conair Holdings LLC(3)(8)	First lien senior secured loan	S+	3.75%		5/2028	44,337	—	44,121	30,845
Conair Holdings LLC(3)(4)(8)	Second lien senior secured loan	S+	7.50%		5/2029	22,591	—	22,412	13,555
Foundation Consumer Brands, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		2/2029	117,161	—	116,338	116,869
Lignetics Investment Corp.(3)(4)(9)	First lien senior secured loan	S+	5.50%		11/2027	94,989	—	94,856	94,989
SWK BUYER, Inc. (dba Stonewall Kitchen)(3)(4)(9)	First lien senior secured loan	S+	5.25%		3/2029	57,725	—	57,160	55,704
WU Holdco, Inc. (dba PurposeBuilt Brands)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		4/2032	191,771	—	191,318	190,756
								526,205	502,718	2.6%
Containers and packaging
Arctic Holdco, LLC (dba Novvia Group)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		1/2032	165,179	—	164,511	163,924
Arctic Holdco, LLC (dba Novvia Group)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		1/2031	3,906	—	3,858	3,817
Ascend Buyer, LLC (dba PPC Flexible Packaging)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		9/2028	91,415	—	90,786	90,429
Berlin Packaging(3)(9)	First lien senior secured loan	S+	3.25%		6/2031	65,388	—	65,344	62,864
Clydesdale Acquisition Holdings, Inc. (dba Novolex)(3)(8)	First lien senior secured loan	S+	3.25%		3/2032	72,037	—	71,520	67,103
Fortis Solutions Group, LLC(3)(4)(9)	First lien senior secured loan	S+	5.50%		10/2028	65,426	—	64,846	63,954
Fortis Solutions Group, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.50%		10/2027	3,036	—	3,001	2,884
Indigo Buyer, Inc. (dba Inovar Packaging Group)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		5/2028	134,911	—	134,280	134,911
Mauser Packaging Solutions Holding Company(9)	First lien senior secured loan	S+	3.50%		4/2030	45,000	—	44,579	43,407
Pregis Topco LLC(3)(4)(8)	Second lien senior secured loan	S+	7.75%		8/2029	2,500	—	2,500	2,500
Pregis Topco LLC(3)(8)	First lien senior secured loan	S+	4.00%		2/2029	3,703	—	3,696	3,696

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Pregis Topco LLC(3)(4)(8)	Second lien senior secured loan	S+	6.75%		8/2029	30,000	—	30,000	30,000
ProAmpac PG Borrower LLC(3)(8)	First lien senior secured loan	S+	4.00%		3/2033	35,000	—	34,478	33,716
Tricorbraun Holdings, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		3/2028	80,588	—	79,954	76,421
								793,353	779,626	4.1%
Distribution
ABB/Con-cise Optical Group LLC(3)(4)(9)	First lien senior secured loan	S+	7.50%		2/2028	33,306	—	33,112	33,057
Aramsco, Inc.(3)(9)	First lien senior secured loan	S+	4.75%		10/2030	49,464	—	48,800	33,848
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(3)(8)	First lien senior secured loan	S+	3.25%		12/2030	63,288	—	63,283	62,263
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(3)(8)	First lien senior secured loan	S+	3.50%		12/2032	133,000	—	131,037	130,752
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(4)(8)	Second lien senior secured loan	S+	5.25%		12/2031	285,000	—	283,104	280,012
Dealer Tire Financial, LLC(4)(6)	Unsecured notes	N/A	8.00%		2/2028	56,120	—	55,625	54,436
Dealer Tire Financial, LLC(8)	First lien senior secured loan	S+	3.00%		7/2031	21,980	—	21,980	21,870
Endries Acquisition, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	107,446	—	106,977	105,298
Formerra, LLC(3)(4)(8)	First lien senior secured loan	S+	7.25%		11/2028	5,297	—	5,209	5,271
Offen, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		7/2030	16,885	—	16,736	16,674
Offen, Inc.(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.00%		7/2029	921	—	902	893
White Cap Supply Holdings, LLC(3)(8)	First lien senior secured loan	S+	3.25%		10/2029	40,772	—	40,629	39,125
								807,394	783,499	4.1%
Education
Ellucian Holdings Inc. (f/k/a Sophia, L.P.)(8)	Second lien senior secured loan	S+	4.75%		11/2032	10,000	—	9,978	9,542
Learning Care Group (US) No. 2 Inc.(3)(9)	First lien senior secured loan	S+	4.00%		8/2028	41,688	—	41,678	30,044
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)	First lien senior secured loan	S+	2.50%	2.25%	10/2031	131,975	—	130,867	127,026
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	4.75%		10/2031	6,556	—	6,420	5,639
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.50%		10/2031	4,353	—	4,225	3,741
								193,168	175,992	0.9%
Energy equipment and services
Dresser Utility Solutions, LLC(3)(4)(8)	First lien senior secured loan	S+	5.25%		3/2029	88,733	—	88,159	88,733
								88,159	88,733	0.5%
Financial services
Ascensus Holdings, Inc.(3)(8)	First lien senior secured loan	S+	3.00%		11/2032	6,701	—	6,684	6,586
Baker Tilly Advisory Group, LP(3)(4)(8)	First lien senior secured loan	S+	4.75%		6/2031	112,573	—	111,226	112,573
Baker Tilly Advisory Group, LP(3)(4)(8)	First lien senior secured loan	S+	4.50%		6/2031	191,791	—	191,024	189,873
BCPE Pequod Buyer, Inc. (dba Envestnet)(3)(9)	First lien senior secured loan	S+	2.75%		11/2031	22,662	—	22,662	21,955

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Blackhawk Network Holdings, Inc.(3)(8)	First lien senior secured loan	S+	3.50%		3/2029	67,616	—	67,616	66,656
BTRS Holdings Inc. (dba Billtrust)(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		12/2028	33,383	—	33,153	32,521
Citrin Cooperman Advisors LLC(3)(9)	First lien senior secured loan	S+	3.00%		4/2032	2,239	—	2,229	2,147
Cohnreznick Advisory LLC(3)(9)	First lien senior secured loan	S+	3.25%		3/2032	46,500	—	46,500	44,817
Continental Finance Company, LLC(3)(4)(8)	First lien senior secured loan	S+	8.00%		3/2029	13,250	—	13,147	13,084
Computer Services, Inc. (dba CSI)(3)(4)(9)	First lien senior secured loan	S+	4.50%		11/2031	143,358	—	142,542	140,849
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		6/2030	39,559	—	39,192	39,559
Deerfield Dakota Holdings(3)(4)(9)	First lien senior secured loan	S+	3.00%	2.75%	9/2032	508,164	—	505,820	505,623
Deerfield Dakota Holdings(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.25%		9/2032	9,409	—	9,193	9,174
EP Wealth Advisors, LLC(3)(9)	First lien senior secured loan	S+	3.00%		10/2032	10,000	—	9,976	10,000
Finastra USA, Inc.(3)(9)(31)	First lien senior secured loan	S+	4.00%		9/2032	175,000	—	173,356	164,063
First Eagle Holdings, Inc.(3)(9)	First lien senior secured loan	S+	3.50%		8/2032	12,780	—	12,602	12,582
Klarna Holding AB(3)(4)(9)(31)	Subordinated floating rate notes	S+	7.00%		4/2034	1,000	—	1,000	995
KRIV Acquisition Inc. (dba Riveron)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		7/2031	97,787	—	95,804	97,787
ML Holdco, Inc. (dba Meridian Link)(3)(4)(9)	First lien senior secured loan	S+	4.50%		10/2032	30,798	—	30,652	29,874
Minotaur Acquisition, Inc. (dba Inspira Financial)(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2030	435,408	—	432,052	434,318
NMI Acquisitionco, Inc. (dba Network Merchants)(3)(4)(8)	First lien senior secured loan	S+	4.50%		9/2028	12,022	—	11,999	11,840
OneDigital Borrower LLC(3)(8)	Second lien senior secured loan	S+	5.25%		7/2032	33,800	—	33,662	32,955
OneDigital Borrower LLC(3)(8)	First lien senior secured loan	S+	3.00%		7/2031	19,955	—	19,955	19,250
Orion US Finco Inc. (dba OSTTRA)(3)(9)(31)	First lien senior secured loan	S+	3.50%		5/2032	5,500	—	5,474	5,440
Pushpay USA Inc(3)(4)(9)(31)	First lien senior secured loan	S+	3.75%		8/2031	1,190	—	1,190	1,154
Saphilux S.a.r.L. (dba IQ-EQ)(3)(10)(31)	First lien senior secured loan	S+	3.00%		7/2028	37,578	—	37,578	37,496
Smarsh Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		2/2029	112,985	—	112,403	108,481
Vestwell Holdings Inc.(3)(4)(9)	First lien senior secured loan	S+		7.00%	1/2031	23,176	—	22,641	22,249
Wipfli Advisory LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		10/2032	61,606	—	61,460	61,144
								2,252,792	2,235,045	11.7%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(3)(8)	First lien senior secured loan	S+	4.00%		9/2028	24,984	—	24,200	17,531
Balrog Acquisition, Inc. (dba Bakemark)(3)(4)(8)	Second lien senior secured loan	S+	7.00%		9/2029	6,000	—	5,973	3,690
Blast Bidco Inc. (dba Bazooka Candy Brands)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2030	35,104	—	34,469	35,104
Dessert Holdings(8)	First lien senior secured loan	S+	4.00%		6/2028	26,081	—	26,013	25,958

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par			Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK				Units

Eagle Family Foods Group LLC(3)(4)(10)	First lien senior secured loan	S+	4.75%		8/2030		160,699	—	159,449	160,297
Fiesta Purchaser, Inc. (dba Shearer's Foods)(3)(9)(22)	First lien senior secured revolving loan	S+	2.75%		2/2029		3,328	—	3,114	2,893
Gehl Foods, LLC(3)(4)(9)	First lien senior secured loan	S+	6.25%		6/2030		135,879	—	134,762	135,539
Hissho Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		5/2029		149,180	—	148,527	149,180
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(3)(4)(8)	First lien senior secured loan	S+	6.25%		3/2027		46,993	—	46,808	46,876
KBP Brands, LLC(3)(4)(9)	First lien senior secured loan	S+	5.50%		5/2027		54,250	—	54,050	53,166
Ole Smoky Distillery, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		3/2028		29,782	—	29,537	27,474
Rushmore Investment III LLC (dba Winland Foods)(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2030		505,587	—	501,684	504,323
Savor Acquisition, Inc. (dba Sauer Brands)(3)(9)	First lien senior secured loan	S+	3.00%		2/2032		2,679	—	2,673	2,679
The Better Being Co., LLC (fka Nutraceutical International Corporation)(3)(4)(8)	First lien senior secured loan	S+	6.00%		12/2029		169,125	—	167,537	167,434
Tacala, LLC(8)	First lien senior secured loan	S+	3.00%		1/2031		54,810	—	54,694	54,750
Vital Bidco AB (dba Vitamin Well)(3)(4)(8)(31)	First lien senior secured loan	S+	4.25%		10/2031		223,777	—	220,242	223,777
									1,613,732	1,610,671	8.4%
Healthcare equipment and services
Arctic US Bidco, Inc. (dba ThermoSafe)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		11/2032		83,162	—	82,693	82,178
Bamboo US BidCo LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2030		139,593	—	139,244	139,593
Bamboo US BidCo LLC(3)(4)(14)	First lien senior secured EUR term loan	E+	5.00%		9/2030		€60,842	—	64,009	70,102
Cadence, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		5/2028		11,750	—	11,750	11,716
Cadence, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.25%		5/2028		2,377	—	2,377	2,377
Canadian Hospital Specialties Limited(3)(4)(21)(31)	First lien senior secured loan	C+	4.50%		4/2028	C$	4,770	—	3,786	3,376
Canadian Hospital Specialties Limited(3)(4)(21)(22)(31)	First lien senior secured revolving loan	C+	4.50%		4/2027	C$	303	—	240	211
Cambrex Corporation(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		3/2032		261,828	—	259,320	261,117
Confluent Medical Technologies, Inc.(3)(9)	First lien senior secured loan	S+	3.00%		2/2029		15,059	—	15,059	15,030
Creek Parent, Inc. (dba Catalent)(3)(4)(8)	First lien senior secured loan	S+	5.00%		12/2031		291,633	—	287,247	289,445
CSC MKG Topco LLC (dba Medical Knowledge Group)(3)(4)(8)	First lien senior secured loan	S+	5.50%		2/2029		97,504	—	96,538	97,504
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(3)(4)(14)	First lien senior secured EUR term loan	E+	5.50%		3/2031		€54,936	—	58,808	62,189
Nelipak Holding Company(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		3/2031		48,705	—	48,161	47,807
Nelipak Holding Company(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.50%		3/2031		2,375	—	2,281	2,221
NSM Top Holdings Corp. (dba National Seating & Mobility)(3)(4)(9)	First lien senior secured loan	S+	4.25%		5/2029		9,950	—	9,927	9,950
Packaging Coordinators Midco, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		10/2032		521,155	—	514,835	515,931

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par			Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK				Units

Packaging Coordinators Midco, Inc.(3)(4)(19)	First lien senior secured delayed draw term loan	SA+	5.00%		10/2032		£44,360	—	58,399	57,912
Patriot Acquisition TopCo S.À R.L. (dba Corza Health, Inc.)(3)(4)(9)(31)	First lien senior secured loan	S+	4.75%		1/2028		163,106	—	162,710	163,106
PerkinElmer U.S. LLC(3)(4)(8)	First lien senior secured loan	S+	4.75%		3/2029		186,674	—	186,373	186,207
Resonetics, LLC(3)(9)	First lien senior secured loan	S+	2.75%		6/2031		16,602	—	16,602	16,514
Rhea Parent, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2030		200,772	—	200,289	198,764
TBRS, Inc. (dba TEAM Technologies)(3)(4)(9)	First lien senior secured loan	S+	4.75%		11/2031		155,534	—	154,817	154,756
Zest Acquisition Corp.(3)(4)(9)	First lien senior secured loan	S+	5.25%		2/2028		19,286	—	19,287	18,659
									2,394,752	2,406,665	12.6%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2030		36,122	—	36,048	35,761
Anesthesia Consulting & Management, LP(3)(4)(10)	First lien senior secured loan	S+	5.00%		12/2032		53,706	—	53,399	53,169
Atlas Borrower, LLC (dba Anovo)(3)(4)(9)	First lien senior secured loan	S+	4.50%		9/2032		93,782	—	92,903	92,610
Belmont Buyer, Inc. (dba Valenz)(3)(4)(9)(22)	First lien senior secured loan	S+	6.50%		6/2029		68,636	—	67,721	68,636
Belmont Buyer, Inc. (dba Valenz)(3)(4)(9)	First lien senior secured loan	S+	5.25%		6/2029		47,583	—	47,311	47,226
Bristol Hospice L.L.C.(3)(4)(8)	First lien senior secured loan	S+	5.00%		8/2032		201,017	—	200,076	201,017
Commander Buyer, Inc. (dba CenExel)(3)(4)(8)	First lien senior secured loan	S+	4.50%		6/2032		123,181	—	122,565	122,565
Confluent Health, LLC(3)(4)(8)	First lien senior secured loan	S+	5.00%		11/2028		19,600	—	19,242	16,954
Covetrus, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2029		34,857	—	33,881	33,550
Covetrus, Inc.(3)(4)(9)	Second lien senior secured loan	S+	9.25%		10/2030		160,000	—	157,742	160,000
D4C Dental Brands, Inc.(4)(10)(22)	First lien senior secured loan	S+	4.50%		11/2029		140,476	—	139,459	140,104
dentalcorp Health Services Ltd. (fka Aryeh Bidco Investment Ltd.)(3)(4)(21)(22)(31)	First lien senior secured delayed draw term loan	C+	5.00%		1/2033	C$	286,243	—	205,194	203,992
Engage Debtco Limited(4)(9)(31)	First lien senior secured loan	S+	3.03%	4.25%	7/2029		33,739	—	33,194	32,052
Engage Debtco Limited(3)(4)(9)(31)	First lien senior secured loan	S+	3.08%	2.75%	7/2029		86,254	—	85,180	78,923
Ex Vivo Parent Inc. (dba OB Hospitalist)(3)(4)(8)	First lien senior secured loan	S+		9.50%	9/2028		49,581	—	49,301	49,581
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2029		360,331	—	356,801	357,629
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(3)(4)(10)	First lien senior secured loan	S+	4.00%		9/2030		72,004	—	71,719	71,823
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	4.00%		9/2030		10,625	—	10,580	10,599
Maple Acquisition, LLC (dba Medicus)(3)(4)(10)	First lien senior secured loan	S+	4.50%		5/2031		85,201	—	84,694	85,201
MED ParentCo, LP(8)	First lien senior secured loan	S+	3.00%		4/2031		11,758	—	11,758	11,744
Natural Partners, LLC(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		11/2030		162,174	—	160,833	162,174
Neptune Holdings, Inc. (dba NexTech)(3)(4)(9)	First lien senior secured loan	S+	4.50%		8/2030		30,188	—	30,065	29,584

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

NH Kronos Parent, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		1/2033	131,469	—	130,774	130,760
Nova Women's Health, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.25%		1/2032	28,977	—	28,836	28,832
OB Hospitalist Group, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.25%		9/2027	67,547	—	67,089	67,547
Pacific BidCo Inc.(3)(4)(10)(31)	First lien senior secured loan	S+	5.75%		8/2029	190,410	—	187,863	187,554
Pediatric Associates Holding Company, LLC(3)(9)	First lien senior secured loan	S+	3.25%		12/2028	31,813	—	31,134	30,372
Pediatric Associates Holding Company, LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		12/2028	27,069	—	26,411	26,392
PetVet Care Centers, LLC(3)(4)(8)	First lien senior secured loan	S+	6.00%		11/2030	237,499	—	235,759	213,749
PetVet Care Centers, LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		11/2029	6,652	—	6,463	3,326
PG Buyer, LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		9/2031	29,509	—	29,236	29,066
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	88,302	—	87,571	88,302
Physician Partners, LLC(3)(4)(9)	First lien senior secured loan	S+	6.00%		12/2029	175,878	—	167,772	166,205
Physician Partners, LLC(3)(9)	First lien senior secured loan	S+	1.50%	2.50%	12/2029	18,221	—	12,348	12,177
Physician Partners, LLC(4)(9)	First lien senior secured loan	S+	3.00%	2.50%	12/2029	83,408	—	59,521	58,802
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured loan	S+		5.75%	5/2029	115,173	—	105,818	65,648
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured delayed draw term loan	S+		6.25%	5/2029	4,366	—	3,989	2,488
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(22)(28)	First lien senior secured delayed draw term loan	S+		6.25%	3/2027	2,513	—	2,341	2,341
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured revolving loan	S+		5.75%	5/2028	13,107	—	12,076	7,471
PPV Intermediate Holdings, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.75%		8/2029	164,982	—	163,040	160,673
PPV Intermediate Holdings, LLC(3)(4)(9)	First lien senior secured delayed draw term loan	S+	6.00%		8/2029	9,921	—	9,860	9,748
Premise Health Holding Corp.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		11/2032	121,729	—	121,031	119,850
Quva Pharma, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	3.00%	4/2028	5,946	—	5,882	5,768
SCHP Purchaser, Inc. (dba St. Croix Hospice)(3)(4)(9)	First lien senior secured loan	S+	4.50%		10/2032	119,308	—	118,172	117,519
SimonMed, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		2/2032	272,287	—	270,992	269,509
SimonMed, Inc.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.75%		2/2031	16,879	—	16,754	16,572
Soleo Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		2/2032	108,271	—	107,800	108,271
Soliant Lower Intermediate, LLC (dba Soliant)(3)(10)	First lien senior secured loan	S+	3.75%		7/2031	64,236	—	62,081	47,534
Tivity Health, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2029	74,075	—	74,075	74,075
Unified Women's Healthcare, LP(3)(4)(9)	First lien senior secured loan	S+	5.00%		6/2029	241,777	—	240,549	240,568
Unified Women's Healthcare, LP(3)(4)(8)	First lien senior secured delayed draw term loan	S+	5.00%		6/2029	52,933	—	52,636	52,668
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2031	183,123	—	181,489	182,665

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par			Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK				Units

Vermont Aus Pty Ltd(3)(4)(17)(31)	First lien senior secured AUD term loan	B+	4.50%		3/2028	A$	69,806	—	46,096	47,571
WCG Intermediate Corp. (f/k/a Da Vinci Purchaser Corp.) (dba WCG)(3)(8)	First lien senior secured loan	S+	2.75%		2/2032		29,775	—	29,775	28,968
									4,764,899	4,667,885	24.4%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2028		58,486	—	58,111	57,901
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	5.75%		8/2028		29,224	—	28,978	28,919
Bracket Intermediate Holding Corp.(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2031		52,036	—	51,544	50,995
Color Intermediate, LLC (dba ClaimsXten)(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2029		8,959	—	8,959	8,802
Cotiviti, Inc.(3)(8)	First lien senior secured loan	S+	2.75%		5/2031		9,935	—	9,640	9,134
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		8/2031		352,999	—	351,359	351,092
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		8/2031		99,889	—	99,351	98,840
Ensemble RCM, LLC(3)(9)	First lien senior secured loan	S+	3.00%		2/2033		115,000	—	114,858	113,540
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2028		24,265	—	24,055	22,566
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	6.00%		10/2027		669	—	660	552
Himalaya Topco LLC (dba HealthEdge)(3)(4)(9)	First lien senior secured loan	S+	2.75%	2.25%	6/2032		53,662	—	53,169	52,723
Himalaya Topco LLC (dba HealthEdge)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.75%		6/2032		1,276	—	1,201	1,132
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured loan	S+	4.00%	2.50%	12/2030		49,408	—	48,617	47,679
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured delayed draw term loan	S+	6.00%		12/2030		751	—	737	725
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		6/2030		3,566	—	3,498	3,402
Inovalon Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	2.75%	11/2028		311,584	—	311,230	299,900
Inovalon Holdings, Inc.(3)(4)(9)	Second lien senior secured loan	S+		8.50%	11/2033		125,254	—	125,254	109,284
Interoperability Bidco, Inc. (dba Lyniate)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		3/2028		76,956	—	76,839	75,927
Klick Inc.(3)(4)(8)(31)	First lien senior secured loan	S+	5.00%		11/2032		169,574	—	168,763	168,302
Modernizing Medicine, Inc. (dba ModMed)(3)(4)(9)	First lien senior secured loan	S+	2.50%	2.25%	4/2032		116,547	—	115,525	115,965
Raven Acquisition Holdings, LLC (dba R1 RCM)(3)(8)	First lien senior secured loan	S+	3.00%		11/2031		26,629	—	26,538	26,091
RL Datix Holdings (USA), Inc.(3)(4)(10)	First lien senior secured loan	S+	5.00%		4/2031		66,094	—	66,094	64,937
RL Datix Holdings (USA), Inc.(3)(4)(19)	First lien senior secured GBP term loan	SA+	5.00%		4/2031		£30,607	—	41,306	39,656
Salinger Bidco Inc. (dba Surgical Information Systems)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2031		59,336	—	58,604	59,188

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Zelis Cost Management Buyer, Inc.(3)(8)	First lien senior secured loan	S+	2.75%		9/2029	7,885	—	7,838	7,622
Zelis Cost Management Buyer, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		11/2031	70,075	—	69,783	67,692
								1,922,511	1,882,566	9.8%
Household products
Home Service TopCo IV, Inc.(3)(4)(10)	First lien senior secured loan	S+	4.50%		12/2027	35,466	—	35,466	35,466
Home Service TopCo IV, Inc.(3)(4)(10)	First lien senior secured delayed draw term loan	S+	4.50%		12/2027	7,857	—	7,808	7,857
Home Service TopCo IV, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		12/2027	3,041	—	3,034	3,041
Mario Midco Holdings, Inc. (dba Len the Plumber)(3)(4)(9)	Unsecured facility	S+		10.75%	4/2032	38,283	—	37,785	35,412
Mario Purchaser, LLC (dba Len the Plumber)(3)(4)(9)	First lien senior secured loan	S+	5.75%		4/2029	115,454	—	114,284	109,393
Mario Purchaser, LLC (dba Len the Plumber)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.75%		4/2028	7,984	—	7,929	7,562
Saber Parent Holdings Corp. (dba Service Logic)(3)(4)(9)	First lien senior secured loan	S+	2.50%	2.25%	12/2032	90,335	—	89,900	89,431
Saber Parent Holdings Corp. (dba Service Logic)(3)(4)(12)(22)	First lien senior secured revolving loan	P+	3.50%		12/2032	3,634	—	3,575	3,511
Sentinel Buyer Corp. (dba SimpliSafe)(3)(4)(8)	First lien senior secured loan	S+	5.00%		11/2032	224,315	—	222,168	220,950
Southern Air & Heat Holdings, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		1/2029	20,405	—	20,404	20,291
Southern Air & Heat Holdings, LLC(3)(4)(10)	First lien senior secured delayed draw term loan	S+	5.25%		4/2028	7,942	—	7,828	7,902
Southern Air & Heat Holdings, LLC(3)(4)(10)(22)	First lien senior secured delayed draw term loan	S+	4.75%		4/2028	2,747	—	2,703	2,667
Walker Edison Furniture Company LLC(3)(4)(6)(22)(28)(29)	First lien senior secured loan	N/A	10.00%		N/A	1,336	—	1,304	1,336
Walker Edison Furniture Company LLC(3)(4)(10)(22)(28)(29)	First lien senior secured delayed draw term loan	S+	6.75%		N/A	631	—	587	17
								554,775	544,836	2.8%
Human resource support services
AQ Carver Buyer, Inc. (dba CoAdvantage)(3)(4)(10)	First lien senior secured loan	S+	5.50%		8/2029	21,938	—	21,650	17,166
BusinessSolver.com, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		12/2032	16,441	—	16,363	15,948
Cornerstone OnDemand, Inc.(3)(4)(8)	Second lien senior secured loan	S+	6.50%		10/2029	44,583	—	44,226	30,317
Dawn Bidco, LLC (dba Dayforce)(3)(9)	First lien senior secured loan	S+	3.00%		10/2032	125,000	—	124,613	118,088
IG Investments Holdings, LLC (dba Insight Global)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2028	47,120	—	47,121	47,120
								253,973	228,639	1.2%
Infrastructure and environmental services
AWP Group Holdings, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		12/2030	45,259	—	45,260	44,786
Azuria Water Solutions, Inc. (f/k/a Aegion Corporation)(8)	First lien senior secured loan	S+	3.00%		5/2028	36,388	—	36,388	35,987

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		1/2031	65,420	—	64,860	65,420
GI Apple Midco LLC (dba Atlas Technical Consultants)(3)(4)(8)	First lien senior secured loan	S+	6.75%		4/2030	92,234	—	91,218	90,159
GI Apple Midco LLC (dba Atlas Technical Consultants)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.75%		4/2029	4,987	—	4,874	4,738
Peachtree Buyer, Inc. (dba Pond & Company)(3)(4)(9)	First lien senior secured loan	S+	4.50%		12/2032	90,266	—	89,393	88,687
Peachtree Buyer, Inc. (dba Pond & Company)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.50%		12/2032	467	—	273	113
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		3/2029	40,903	—	40,540	39,739
USIC Holdings, Inc.(4)(9)(22)	First lien senior secured loan	S+	5.50%		9/2031	38,992	—	38,681	38,000
USIC Holdings, Inc.(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		9/2031	4,194	—	4,156	4,073
Vessco Midco Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	4.50%		7/2031	71,654	—	71,072	71,654
W.A. Kendall and Company, LLC(3)(4)(10)	First lien senior secured loan	S+	5.75%		4/2030	41,641	—	41,279	40,808
W.A. Kendall and Company, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.75%		4/2030	17,293	—	16,727	15,947
VCI Asset Holdings 1 LLC(3)(4)(6)(31)	First lien senior secured loan	N/A	10.00%		11/2030	203,602	—	201,685	209,710
Vessco Midco Holdings, LLC(3)(4)(10)(22)	First lien senior secured loan	S+	4.50%		7/2031	46,510	—	46,207	46,510
								792,613	796,331	4.2%
Insurance
Acrisure, LLC(3)(4)(6)(31)	Unsecured notes	N/A	8.50%		6/2029	18,375	—	18,375	18,169
Acrisure, LLC(3)(8)	First lien senior secured loan	S+	3.00%		11/2030	58,446	—	58,448	56,535
Alera Group, Inc.(3)(9)	First lien senior secured loan	S+	2.75%		5/2032	34,800	—	34,800	33,704
Alera Group, Inc.(3)(8)	Second lien senior secured loan	S+	5.50%		5/2033	125,000	—	124,420	120,413
AmeriLife Holdings LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		8/2029	316,129	—	313,482	312,956
AmeriLife Holdings LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		8/2028	5,565	—	5,375	5,232
Ardonagh Midco 3 PLC(3)(9)(31)	First lien senior secured loan	S+	2.75%		2/2031	15,137	—	15,137	14,767
Atlas US Finco, Inc. (dba Nearmap)(3)(4)(9)(31)	First lien senior secured loan	S+	4.75%		12/2029	72,919	—	72,611	72,190
Brightway Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2029	100,860	—	100,619	100,608
Brightway Holdings, LLC(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	5.00%		12/2029	2,524	—	2,460	2,518
CFC USA 2025 LLC (dba CFC Insurance)(3)(9)(31)	First lien senior secured loan	S+	3.50%		7/2032	79,800	—	79,069	76,010
Diamond Mezzanine 24 LLC (dba United Risk)(3)(4)(9)	First lien senior secured loan	S+	4.50%		10/2030	133,474	—	132,923	133,474
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(9)	First lien senior secured loan	S+	3.00%		8/2032	24,938	—	24,880	24,439
Evolution BuyerCo, Inc. (dba SIAA)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2030	233,582	—	232,717	233,582
Galway Borrower LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	4.50%		9/2028	14,784	—	14,727	14,737

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

HIG Operations Holdings, Inc. (dba Higginbotham)(4)(8)	First lien senior secured loan	S+	4.50%		12/2031	64,302	—	64,302	63,980
IMA Financial Group, Inc.(3)(8)	First lien senior secured loan	S+	3.00%		11/2028	16,118	—	16,099	15,957
Integrity Marketing Acquisition, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		8/2028	377,993	—	376,666	377,993
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		11/2032	43,130	—	42,900	42,651
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(3)(4)(8)	First lien senior secured loan	S+		10.50%	7/2030	19,927	—	19,800	19,927
KWOR Acquisition, Inc. (dba Alacrity Solutions)(3)(4)(9)	First lien senior secured loan	S+	1.00%	5.25%	2/2030	6,238	—	6,217	6,238
KWOR Intermediate I, Inc. (dba Alacrity Solutions)(3)(4)(9)	First lien senior secured loan	S+		8.00%	2/2030	6,534	—	6,486	6,306
Mitchell International, Inc.(3)(8)	First lien senior secured loan	S+	3.00%		6/2031	46,612	—	46,612	44,361
Mitchell International, Inc.(3)(8)	Second lien senior secured loan	S+	5.25%		6/2032	37,700	—	37,504	33,730
One, Inc. Software Corporation(3)(4)(9)	First lien senior secured loan	S+	4.50%		12/2032	100,750	—	100,264	99,743
Simplicity Financial Marketing Group Holdings, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		12/2031	183,138	—	181,601	182,222
Summit Acquisition Inc. (dba K2 Insurance Services)(3)(4)(8)	First lien senior secured loan	S+	3.50%		10/2031	23,641	—	23,641	23,582
The Liberty Company Insurance Brokers, LLC(3)(4)(10)	First lien senior secured loan	S+	3.75%		10/2032	17,321	—	17,239	16,585
THG Acquisition, LLC (dba Hilb)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		10/2031	102,443	—	101,532	100,969
Trucordia Insurance Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	3.25%		6/2032	103,480	—	103,245	98,823
Trucordia Insurance Holdings, LLC(3)(4)(8)	Second lien senior secured loan	S+	5.75%		6/2033	275,750	—	273,183	268,167
Truist Insurance Holdings, LLC(3)(9)	First lien senior secured loan	S+	2.75%		5/2031	3,500	—	3,492	3,446
Truist Insurance Holdings, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	3.25%		5/2029	3,405	—	3,405	3,370
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		12/2029	42,906	—	42,719	42,906
								2,696,950	2,670,290	13.9%
Internet software and services
Activate Holdings (US) Corp. (dba Absolute Software)(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		7/2030	5,639	—	5,621	5,526
AI Titan Parent, Inc. (dba Prometheus Group)(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		8/2031	35,490	—	35,180	34,294
AlphaSense, Inc.(3)(4)(9)	First lien senior secured loan	S+	6.25%		6/2029	3,533	—	3,509	3,507
Anaplan, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		6/2029	261,670	—	261,670	255,782
Appfire Technologies, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		3/2028	14,325	—	14,263	13,743
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		1/2031	123,563	—	122,600	119,334
Avalara, Inc.(3)(9)	First lien senior secured loan	S+	2.75%		3/2032	2,494	—	2,439	2,434

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Armstrong Bidco Limited(3)(4)(19)(31)	First lien senior secured GBP term loan	SA+	5.25%		6/2029	£40,433	—	49,112	51,720
Artifact Bidco, Inc. (dba Avetta)(3)(4)(9)	First lien senior secured loan	S+	4.15%		7/2031	15,498	—	15,436	15,343
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(3)(4)(8)	First lien senior secured loan	S+	6.00%		3/2031	17,955	—	17,753	17,506
Barracuda Parent, LLC(3)(9)	First lien senior secured loan	S+	4.50%		8/2029	13,973	—	13,740	8,838
Barracuda Parent, LLC(3)(9)	Second lien senior secured loan	S+	7.00%		8/2030	93,250	—	91,413	30,278
Barracuda Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	6.50%		8/2029	34,116	—	33,330	24,137
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)	First lien senior secured loan	S+	2.50%	3.00%	10/2028	222,310	—	222,284	217,863
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2027	4,547	—	4,509	4,181
BCTO BSI Buyer, Inc. (dba Buildertrend)(3)(4)(9)	First lien senior secured loan	S+	5.75%		12/2028	71,362	—	71,360	70,114
BCTO WIW Holdings, Inc. (dba When I Work)(3)(4)(6)	Senior convertible notes	N/A		5.50%	8/2030	3,823	—	3,823	3,823
By Light Professional IT Services LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		7/2031	97,581	—	96,222	94,410
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		8/2027	9,896	—	9,829	9,282
CALABRIO, INC.(3)(9)	First lien senior secured loan	S+	4.00%		11/2032	25,000	—	23,796	19,438
CivicPlus, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	3.25%	2.75%	8/2030	44,794	—	44,599	43,496
Cloud Software Group, Inc.(3)(9)	First lien senior secured loan	S+	3.25%		3/2031	79,213	—	79,213	72,322
Cloud Software Group, Inc.(3)(9)	First lien senior secured loan	S+	3.25%		8/2032	54,048	—	54,048	49,291
Clover Holdings 2, LLC (dba Cohesity)(3)(8)	First lien senior secured loan	S+	3.75%		12/2031	78,950	—	78,143	75,500
Coupa Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		2/2030	23,918	—	23,918	22,961
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(3)(4)(9)	Unsecured notes	S+		11.75%	6/2034	12,419	—	12,317	12,109
Crewline Buyer, Inc. (dba New Relic)(3)(4)(9)	First lien senior secured loan	S+	6.75%		11/2030	171,701	—	169,794	167,409
Databricks, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.50%		1/2032	73,469	—	73,469	73,469
Delta TopCo, Inc. (dba Infoblox, Inc.)(3)(8)	First lien senior secured loan	S+	2.75%		11/2029	13,760	—	13,444	13,289
Delta TopCo, Inc. (dba Infoblox, Inc.)(3)(8)	Second lien senior secured loan	S+	5.25%		11/2030	82,075	—	81,644	71,676
Delinea Buyer, Inc. (f/k/a Centrify)(3)(4)(9)	First lien senior secured loan	S+	4.25%		3/2030	118,569	—	118,181	118,177
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)(3)(4)(8)	First lien senior secured loan	S+	5.50%		8/2032	252,209	—	248,682	246,534
Diamond Insure Bidco (dba Acturis)(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	3.75%		7/2031	€3,124	—	3,299	3,536
Diamond Insure Bidco (dba Acturis)(3)(4)(19)(31)	First lien senior secured GBP term loan	SA+	4.00%		7/2031	£9,202	—	11,450	11,922
EET Buyer, Inc. (dba e-Emphasys)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		11/2027	46,460	—	46,228	45,741
Einstein Parent, Inc. (dba Smartsheet)(3)(4)(9)	First lien senior secured loan	S+	5.25%		1/2031	76,841	—	76,140	74,920

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Entrata, Inc.(3)(4)(8)	First lien senior secured loan	S+	2.75%		9/2032	4,988	—	4,976	4,938
Flexera Software LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		8/2032	129,403	—	129,104	126,167
Flexera Software LLC(3)(4)(13)	First lien senior secured EUR term loan	E+	4.50%		8/2032	€31,803	—	37,161	35,727
Forescout Technologies, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		5/2032	164,162	—	163,626	160,469
Granicus, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.00%	1/2031	33,653	—	33,414	33,232
Granicus, Inc.(3)(4)(9)	First lien senior secured delayed draw term loan	S+	3.00%	2.00%	1/2031	4,997	—	4,962	4,872
GS Acquisitionco, Inc. (dba insightsoftware)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		5/2028	9,595	—	9,590	9,254
Gusto, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		11/2030	67,479	—	67,243	66,804
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(3)(4)(8)(31)	First lien senior secured loan	S+	6.50%		4/2028	39,295	—	39,247	38,804
Hyland Software, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2030	143,923	—	143,923	139,605
Icefall Parent, Inc. (dba EngageSmart)(3)(4)(9)	First lien senior secured loan	S+	4.50%		1/2030	27,961	—	27,961	27,612
Infobip Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	5.50%		6/2029	12,870	—	12,711	12,645
Jawbreaker Parent, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.75%		1/2033	106,237	—	105,678	104,378
JS Parent, Inc. (dba Jama Software)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2031	898	—	895	896
KnowBe4, Inc.(3)(9)	First lien senior secured loan	S+	3.75%		7/2032	47,880	—	47,793	42,532
Litera Bidco LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		5/2028	42,415	—	42,293	41,660
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(3)(4)(8)(31)	First lien senior secured loan	S+	4.50%		7/2028	165,967	—	165,843	165,967
Matterhorn Finco, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.50%		3/2033	83,098	—	82,686	82,683
Ministry Brands Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	52,258	—	51,781	50,559
Ministry Brands Holdings, LLC(3)(4)(12)(22)	First lien senior secured revolving loan	P+	4.50%		12/2027	395	—	368	241
NSCALE SERVICES UK LTD(3)(4)(9)(22)(31)	First lien senior secured delayed draw term loan	S+	5.00%		2/2031	6,623	—	4,223	4,223
PDI TA Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.50%	2/2031	59,836	—	59,160	57,144
PDI TA Holdings, Inc.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.50%		2/2031	4,687	—	4,635	4,461
Perforce Software, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		3/2031	4,913	—	4,897	3,365
Perforce Software, Inc.(3)(8)	First lien senior secured loan	S+	4.75%		6/2029	14,479	—	14,314	9,661
Project Alpha Intermediate Holding, Inc. (dba Qlik)(3)(9)	First lien senior secured loan	S+	3.25%		10/2030	53,251	—	53,205	40,120
Proofpoint, Inc.(3)(9)	First lien senior secured loan	S+	3.00%		8/2028	32,621	—	32,495	31,535
Proofpoint, Inc.(3)(4)(9)	Second lien senior secured loan	S+	5.75%		12/2033	35,748	—	35,403	33,871
Proofpoint, Inc.(3)(4)(14)	Second lien senior secured loan	E+	5.75%		12/2033	€31,272	—	35,403	34,140
QAD, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		11/2027	45,692	—	45,692	45,007
Sophos Holdings, LLC(3)(8)(31)	First lien senior secured loan	S+	3.50%		3/2027	50,934	—	50,868	48,372
Securonix, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	3.75%	4/2029	31,100	—	30,948	25,036
Sitecore Holding III A/S(3)(4)(15)	First lien senior secured EUR term loan	E+	6.50%		3/2029	€26,382	—	27,812	29,485
Sitecore Holding III A/S(3)(4)(10)	First lien senior secured loan	S+	6.50%		3/2029	4,574	—	4,555	4,437

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Sitecore USA, Inc.(3)(4)(10)	First lien senior secured loan	S+	6.50%		3/2029	27,576	—	27,463	26,749
Storable, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		4/2031	62,647	—	62,551	59,860
Storable Intermediate Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+		6.00%	4/2032	30,870	—	30,743	29,404
Spaceship Purchaser, Inc. (dba Squarespace)(3)(4)(9)	First lien senior secured loan	S+	3.75%		10/2031	95,111	—	95,111	93,922
Tricentis Operations Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	3.25%	2/2032	52,812	—	52,374	50,964
Themis Solutions Inc. (dba Clio)(3)(4)(8)(31)	First lien senior secured loan	S+	1.75%	3.75%	10/2032	19,701	—	19,517	19,159
Thunder Purchaser, Inc. (dba Vector Solutions)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		6/2028	44,216	—	44,062	43,036
Victors Purchaser, LLC (dba Service Express)(3)(4)(9)	First lien senior secured loan	S+	4.50%		12/2032	111,543	—	111,279	110,706
VIRTUSA CORPORATION(3)(8)	First lien senior secured loan	S+	3.25%		2/2029	16,369	—	16,385	14,672
Zendesk, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		11/2028	215,289	—	213,538	207,755
								4,480,346	4,280,034	22.4%
Leisure and entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		7/2031	341,349	—	337,782	341,349
Birdie Bidco, Inc. (dba Concert Golf Partners)(3)(4)(9)	First lien senior secured loan	S+	2.50%	2.25%	11/2032	149,724	—	149,009	148,975
Birdie Bidco, Inc. (dba Concert Golf Partners)(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	4.50%		11/2032	3,597	—	3,486	3,480
Eternal Buyer, LLC (dba Wedgewood Weddings)(3)(4)(8)	First lien senior secured loan	S+	4.50%		6/2032	76,668	—	76,318	76,285
Troon Golf, L.L.C.(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		8/2028	377,851	—	377,683	377,851
								944,278	947,940	5.0%
Manufacturing
CPM Holdings, Inc.(8)	First lien senior secured loan	S+	4.50%		9/2028	4,749	—	4,675	4,747
CPM Holdings, Inc.(8)(22)	First lien senior secured revolving loan	S+	4.50%		6/2028	1,971	—	1,946	1,969
Engineered Machinery Holdings, Inc. (dba Duravant)(4)(9)	Second lien senior secured loan	S+	6.00%		5/2029	19,160	—	19,135	19,160
FR Flow Control CB LLC (dba Trillium Flow Technologies)(3)(4)(9)(31)	First lien senior secured loan	S+	5.00%		12/2029	139,764	—	138,945	140,463
Gloves Buyer, Inc. (dba Protective Industrial Products)(3)(8)	First lien senior secured loan	S+	4.00%		5/2032	20,613	—	20,520	20,520
Helix Acquisition Holdings, Inc. (dba MW Industries)(3)(4)(8)	First lien senior secured loan	S+	7.00%		3/2030	61,484	—	60,256	61,484
MHE Intermediate Holdings, LLC (dba OnPoint Group)(3)(4)(9)(22)	First lien senior secured loan	S+	6.00%		7/2027	60,847	—	60,685	59,429
MHE Intermediate Holdings, LLC (dba OnPoint Group)(3)(4)(8)	First lien senior secured loan	S+	6.25%		7/2027	4,620	—	4,591	4,527
Sonny's Enterprises, LLC(3)(4)(9)	First lien senior secured loan	S+	5.50%		8/2028	164,346	—	163,186	163,525
Sonny's Enterprises, LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	6.50%		8/2028	10,745	—	10,641	10,745

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Sonny's Enterprises, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.50%		8/2027	20,755	—	20,635	20,625
								505,215	507,194	2.6%
Pharmaceuticals
Puma Buyer, LLC (dba PANTHERx)(3)(4)(9)	First lien senior secured loan	S+	4.25%		3/2032	182,989	—	181,872	182,989
Senderra RX Acquisition, LLC(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		3/2033	63,687	—	62,969	62,960
								244,841	245,949	1.3%
Professional services
AmSpec Parent, LLC(3)(9)	First lien senior secured loan	S+	3.50%		12/2031	3,257	—	3,257	3,243
Apex Group Treasury LLC(3)(9)(31)	First lien senior secured loan	S+	3.50%		2/2032	136,917	—	136,322	124,362
Certinia Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		8/2031	209,536	—	209,142	203,774
DCCM, LLC(3)(4)(8)	First lien senior secured loan	S+	4.75%		6/2032	53,372	—	52,887	52,972
EP Purchaser, LLC (dba Entertainment Partners)(3)(9)	First lien senior secured loan	S+	4.50%		11/2028	25,315	—	24,867	15,685
Essential Services Holding Corporation (dba Turnpoint)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		6/2030	1,743	—	1,712	1,623
Essential Services Holding Corporation (dba Turnpoint)(3)(4)(9)	First lien senior secured loan	S+	2.75%	2.75%	6/2031	35,548	—	35,264	34,571
Gerson Lehrman Group, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.25%		12/2028	165,599	—	164,827	162,701
Guidehouse Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		12/2030	108,267	—	108,267	105,019
Paris US Holdco, Inc. (dba Precinmac)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		12/2031	69,972	—	69,312	69,777
Pike Corp.(3)(4)(8)	First lien senior secured loan	S+	4.50%		12/2032	245,776	—	244,585	244,547
RELATIVITY INTERMEDIATE HOLDCO LLC(3)(9)	First lien senior secured loan	S+	2.75%		1/2033	22,500	—	22,445	22,192
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(9)	First lien senior secured loan	S+	6.50%		5/2028	253,750	—	253,266	253,750
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(14)	First lien senior secured EUR term loan	E+	6.75%		5/2028	€43,487	—	47,212	50,106
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.50%		5/2028	1,371	—	1,365	1,371
Sovos Compliance, LLC(3)(8)	First lien senior secured loan	S+	3.25%		8/2029	42,789	—	42,810	40,543
Thevelia (US) LLC (dba Tricor)(9)(31)	First lien senior secured loan	S+	3.00%		6/2029	10,908	—	10,908	10,681
Vensure Employer Services, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	235,638	—	233,033	233,282
Vistage International, Inc.(3)(9)	First lien senior secured loan	S+	3.75%		7/2029	29,459	—	29,459	29,073
								1,690,940	1,659,272	8.7%
Specialty retail
Galls, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	6.00%		3/2030	157,829	—	156,013	157,829
Milan Laser Holdings LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		4/2027	19,750	—	19,708	19,454
The Shade Store, LLC(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2029	24,011	—	19,131	18,969
								194,852	196,252	1.0%
Telecommunications
CCI BUYER, INC. (dba Consumer Cellular)(3)(4)(9)	First lien senior secured loan	S+	5.00%		5/2032	494,537	—	490,064	493,301

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

EOS Finco S.A.R.L (dba Netceed)(3)(4)(10)(31)	First lien senior secured loan	S+	5.00%		1/2032	16,711	—	13,821	13,745
EOS Finco S.A.R.L (dba Netceed)(3)(4)(15)(22)(31)	First lien senior secured delayed draw term loan	E+	6.25%		1/2032	€1,336	—	1,431	1,382
Level 3 Financing, Inc.(3)(8)(31)	First lien senior secured loan	S+	3.25%		3/2032	13,400	—	13,400	13,387
Reinstated NewCo S.À R.L. (dba Netceed)(3)(4)(10)(31)	First lien senior secured loan	S+		9.00%	1/2033	9,650	—	7,149	7,117
								525,865	528,932	2.8%
Transportation
Lightbeam Bidco, Inc. (dba Lazer Spot)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		5/2030	155,893	—	155,779	155,114
Motus Group, LLC(3)(4)(9)	First lien senior secured loan	S+	3.75%		12/2028	32,037	—	32,028	30,115
								187,807	185,229	1.0%
Total non-controlled/non-affiliated debt investments								$33,281,428	$32,723,523	170.9%
Total non-controlled/non-affiliated misc. debt commitments(22)(23)(Note 8)						$1,238		$(13,564)	$(33,600)	(0.2)%
Total non-controlled/non-affiliated portfolio company debt investments								$33,267,864	$32,689,923	170.7%

Equity Investments
Asset based lending and fund finance
Amergin Asset Management, LLC(3)(4)(29)(30)	Specialty finance equity investment	N/A			N/A	—	50,000,000	$1	$1,969
								1	1,969	—%
Automotive services
Percheron Horsepower-A LP (dba Big Brand Tire & Service)(3)(5)(22)(29)(30)(31)	Limited Partner Interest	N/A			N/A	—	8,838,413	71,553	93,015
CD&R Value Building Partners I, L.P. (dba Belron)(3)(5)(29)(30)(31)	LP Interest	N/A			N/A	36,993	—	35,971	51,911
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(3)(4)(6)(30)	Series A Convertible Preferred Stock	N/A		7.00%	N/A	—	10,769	14,968	15,974
								122,492	160,900	0.8%
Buildings and real estate
Dodge Construction Network Holdings, L.P.(3)(4)(29)(30)	Class A-2 Common Units	N/A			N/A	—	143,963	123	12
Dodge Construction Network Holdings, L.P.(3)(4)(6)(30)	Series A Preferred Units	S+		8.25%	N/A	—	—	3	2
								126	14	—%
Business services
25CXBFS SCSP (dba Xplor)(4)(29)(30)(31)	Limited Partner Interest	N/A			N/A	10,000	—	10,042	10,000
Hercules Buyer, LLC (dba The Vincit Group)(3)(4)(29)(30)(32)	Common Units	N/A			N/A	—	10,000	12	16
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(3)(4)(10)(30)	Perpetual Preferred Stock	S+		10.75%	N/A	—	33,768	46,707	36,870
								56,761	46,886	0.2%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Consumer products
ASP Conair Holdings LP(3)(4)(29)(30)	Class A Units	N/A			N/A	—	9,286	929	72
								929	72	—%
Containers and packaging
TCB Holdings I LLC (dba TricorBraun)(3)(4)(6)(30)	Class A Preferred Units	N/A		14.00%	N/A	—	87,500	96,522	90,664
								96,522	90,664	0.5%
Financial services
Capital Integration Systems LLC (dba CAIS)(3)(4)(29)(30)	Class D Common Units	N/A			N/A	—	19,117	15,000	15,000
Snowbird Manager LP(3)(5)(29)(30)(31)	Limited Partner Interest	N/A			N/A	—	786,491	4,225	4,279
Vestwell Holdings Inc.(3)(4)(29)(30)	Series D Preferred Stock	N/A			N/A	—	50,726	1,007	1,013
Vestwell Holdings Inc.(3)(4)(6)(30)	Series E Preferred Stock	N/A			N/A	—	321,494	9,796	9,302
Vestwell Holdings Inc.(3)(4)(29)(30)	Warrants	N/A			N/A	—	25,303	412	384
								30,440	29,978	0.2%
Food and beverage
Hissho Sushi Holdings, LLC(3)(4)(29)(30)	Class A Units	N/A			N/A	—	941,780	4,254	11,866
								4,254	11,866	0.1%
Healthcare equipment and services
KPCI Co-Invest 2, L.P.(3)(4)(29)(30)(31)	Class A Units	N/A			N/A	—	2,146,109	21,461	19,183
Maia Aggregator, LP(3)(4)(29)(30)	Class A-2 Units	N/A			N/A	—	12,921,348	12,921	12,561
Patriot Holdings SCSp (dba Corza Health, Inc.)(3)(4)(29)(30)(31)	Class B Units	N/A			N/A	—	17,221	180	142
Patriot Holdings SCSp (dba Corza Health, Inc.)(3)(4)(6)(30)(31)	Class A Units	N/A		8.00%	N/A	—	1,251	1,707	1,703
Rhea Acquisition Holdings, LP(3)(4)(29)(30)	Series A-2 Units	N/A			N/A	—	11,964,286	11,964	11,438
								48,233	45,027	0.2%
Healthcare providers and services
Baypine Commander Co-Invest, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	6,753	—	6,793	7,395
KOBHG Holdings, L.P. (dba OB Hospitalist)(3)(4)(29)(30)	Class A Interests	N/A			N/A	—	3,520	3,520	4,443
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(29)(30)	Class A Interest	N/A			N/A	—	1,205	12,048	15,883
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(3)(4)(29)(30)	Common Equity	N/A			N/A	—	1,329	3,563	3,560
Nova Women’s Health Partners Holdings, LP(3)(4)(29)(30)	Class A Units	N/A			N/A	—	2,972,028	3,864	3,864
Polar Investors LP (dba Dentalcorp)(3)(4)(6)(22)(29)(30)(31)	Common Equity	N/A			N/A	—	11	8,520	8,526
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(3)(4)(6)(30)	Series A Preferred Stock	N/A		15.00%	N/A	—	27,355	37,732	31,407

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

XOMA Corporation(3)(4)(29)(30)	Warrants	N/A			N/A	—	18,000	369	653
								76,409	75,731	0.4%
Healthcare technology
BEHP Co-Investor II, L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	—	1,269,969	157	1,277
Minerva Holdco, Inc.(3)(4)(6)(30)	Senior A Preferred Stock	N/A		10.75%	N/A	—	100,000	154,682	150,403
ModMed Software Midco Holdings, Inc. (dba ModMed)(3)(4)(6)(30)	Series A Preferred Units	N/A		13.00%	N/A	—	25,474	27,097	27,109
Orange Blossom Parent, Inc.(3)(4)(29)(30)	Common Units	N/A			N/A	—	16,667	1,667	1,352
WP Irving Co-Invest, L.P.(3)(4)(29)(30)(31)	Partnership Units	N/A			N/A	—	1,250,000	730	1,257
								184,333	181,398	0.9%
Household products
Rome Topco Holdings, LLC (dba SimpliSafe)(3)(4)(29)(30)	Class A Units	N/A			N/A	—	10,876	10,876	10,876
Rome Topco Holdings, LLC (dba SimpliSafe)(3)(4)(29)(30)	Class B Units	N/A			N/A	—	10,876,453	—	—
								10,876	10,876	0.1%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(3)(4)(6)(30)	Series A Preferred Stock	N/A		10.50%	N/A	—	12,750	19,455	11,238
								19,455	11,238	0.1%
Insurance
Accelerate Topco Holdings, LLC(3)(4)(29)(30)	Common Units	N/A			N/A	—	91,806	2,535	3,454
Evolution Parent, LP (dba SIAA)(3)(4)(29)(30)	LP Interest	N/A			N/A	—	2,703	270	349
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(3)(4)(29)(30)	LP Interest	N/A			N/A	—	49,976	412	470
Hockey Parent Holdings, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	—	25,000	25,000	31,492
KWOR Intermediate I, Inc. (dba Alacrity Solutions)(3)(4)(29)(30)	Class A-1 Common Stock	N/A			N/A	—	3,605	1,726	1,345
KWOR Intermediate I, Inc. (dba Alacrity Solutions)(3)(4)(9)(30)	Preferred Stock	S+		8.00%	N/A	—	3,856	4,353	4,235
PCF Holdco, LLC (dba Trucordia)(3)(4)(29)(30)	Warrants	N/A			N/A	—	1,503,286	5,129	3,959
PCF Holdco, LLC (dba Trucordia)(3)(4)(6)(30)	Preferred equity	N/A		14.00%	N/A	—	19,423	22,779	28,553
								62,204	73,857	0.4%
Infrastructure and environmental services
Valor Cl Blocker Feeder LP(3)(4)(22)(29)(30)(31)	LP Interest	N/A			N/A	6,430	—	6,430	6,279
VCI Intermediate TopCo 1 LLC(3)(4)(29)(30)(31)	Class B Units	N/A			N/A	10,716	—	10,335	10,225
								16,765	16,504	0.1%
Internet software and services
AlphaSense, LLC(3)(4)(29)(30)	Series E Preferred Shares	N/A			N/A	—	84,645	765	1,291
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(3)(4)(29)(30)	Common Units	N/A			N/A	—	1,729,439	1,729	2,476

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Chrome Investors LP(3)(4)(22)(29)(30)(31)	LP Interest	N/A			N/A	7,339	—	7,341	7,341
Elliott Alto Co-Investor Aggregator L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	—	6,530	6,572	12,861
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	992	—	992	1,030
Bird Holding B.V. (fka MessageBird Holding B.V.)(3)(4)(29)(30)(31)	Extended Series C Warrants	N/A			N/A	—	7,980	49	6
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Series B Preferred Shares	N/A			N/A	—	22,897	8,691	25,194
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Preferred equity	N/A			N/A	—	11,840	13,037	14,485
Project Alpine Co-Invest Fund, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	17,000	—	17,012	18,520
Project Hotel California Co-Invest Fund, L.P.(3)(29)(30)(31)	LP Interest	N/A			N/A	3,522	—	3,508	3,417
Thunder Topco L.P. (dba Vector Solutions)(3)(4)(29)(30)	Common Units	N/A			N/A	—	712,884	713	749
VEPF VIII Co-Invest 8-A, L.P.(3)(4)(29)(30)	Limited Partner Interest	N/A			N/A	2,367	—	2,367	2,367
WMC Bidco, Inc. (dba West Monroe)(3)(4)(6)(30)	Senior Preferred Stock	N/A		11.25%	N/A	—	33,385	53,932	52,984
Zoro TopCo, Inc.(3)(4)(9)(30)	Series A Preferred Equity	S+		9.50%	N/A	—	5,472	5,964	5,871
Zoro TopCo, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	—	1,380,129	13,801	11,139
								136,473	159,731	0.8%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(3)(4)(29)(30)	LP Interest	N/A			N/A	—	1,218	134	189
								134	189	—%
Telecommunications
Equity NewCo S.A. (dba Netceed)(3)(4)(29)(30)(31)	Common Equity	N/A			N/A	—	53,605,326	350	352
								350	352	—%
Total non-controlled/non-affiliated portfolio company equity investments								$866,757	$917,252	4.8%
Total non-controlled/non-affiliated portfolio company investments								$34,134,621	$33,607,175	175.5%

Non-controlled/affiliated portfolio company investments
Debt Investments(7)
Education
Pluralsight, LLC(3)(4)(8)(24)(28)(29)	First lien senior secured loan	S+		7.50%	8/2029	1,440	—	$1,345	$540
Pluralsight, LLC(3)(4)(8)(24)	First lien senior secured loan	S+	3.00%	1.50%	8/2029	807	—	807	763
Pluralsight, LLC(3)(4)(9)(24)	First lien senior secured loan	S+	3.00%	1.50%	8/2029	404	—	404	381
								2,556	1,684	—%
Total non-controlled/affiliated debt investments								$2,556	$1,684	—%
Total non-controlled/affiliated misc. debt commitments(22)(23)(Note 8)								$—	$(38)	—%
Total non-controlled/affiliated portfolio company debt investments								$2,556	$1,646	—%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Equity Investments
Asset based lending and fund finance
Wingspire Capital Holdings LLC(3)(4)(22)(24)(30)	Specialty finance equity investment	N/A			N/A	—	8,377,236	$9,000	$10,148
								9,000	10,148	0.1%
Education
Paradigmatic Holdco LLC (dba Pluralsight)(3)(4)(24)(29)(30)	Common stock	N/A			N/A	—	396,827	1,053	—
								1,053	—	—%
Pharmaceuticals
LSI Financing 1 DAC(3)(4)(24)(30)(31)	Specialty finance equity investment	N/A			N/A	4,161	—	4,211	4,167
								4,211	4,167	—%
Total non-controlled/affiliated portfolio company equity investments								$14,264	$14,315	0.1%
Total non-controlled/affiliated portfolio company investments								$16,820	$15,961	0.1%

Controlled/affiliated portfolio company investments
Debt Investments(7)
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(6)(24)(31)	Specialty finance debt investment	N/A		12.00%	7/2030	60,057	—	$60,057	$60,057
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(6)(24)(31)	Specialty finance debt investment	N/A		12.00%	11/2030	76,739	—	76,739	76,739
								136,796	136,796	0.7%
Specialty Retail
Notorious Holdings LLC (dba Beauty Industry Group)(3)(4)(9)(24)	First lien senior secured loan	S+		9.00%	12/2031	25,263	—	25,028	24,632
Notorious Topco, LLC (dba Beauty Industry Group)(3)(4)(9)(24)	First lien senior secured loan	S+		7.25%	12/2030	52,380	—	52,167	51,595
								77,195	76,227	0.4%
Total controlled/affiliated debt investments								$213,991	$213,023	1.1%
Total controlled/affiliated misc. debt commitments(22)(23)(Note 8)								$—	$(152)	—%
Total controlled/affiliated portfolio company debt investments								$213,991	$212,871	1.1%

Equity Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(22)(24)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	27,363	—	$27,403	$33,249
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(24)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	30,900	—	30,941	46,172
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)(3)(5)(24)(30)(31)(34)	Specialty finance equity investment	N/A			N/A	248,045	—	248,045	246,656
								306,389	326,077	1.7%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Buildings and real estate
OWL-HP FINANCE LLC(3)(5)(22)(24)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	44,062	—	44,064	44,124
								44,064	44,124	0.2%
Insurance
Fifth Season Investments LLC(3)(4)(24)(30)	Specialty finance equity investment	N/A			N/A	—	28	310,978	345,840
								310,978	345,840	1.8%
Joint ventures
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(5)(24)(30)(31)	LLC Interest	N/A			N/A	323,558	—	323,558	255,423
Blue Owl Credit SLF LLC(3)(5)(24)(30)(31)	LLC Interest	N/A			N/A	87,169	—	87,176	80,605
Blue Owl Leasing LLC(3)(5)(24)(29)(30)(31)	LLC Interest	N/A			N/A	1,900	—	1,900	1,888
								412,634	337,916	1.8%
Pharmaceuticals
LSI Financing LLC(3)(5)(22)(24)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	535,195	—	535,195	561,428
								535,195	561,428	2.9%
Specialty retail
Notorious Purchaser II, Inc. (dba Beauty Industry Group)(3)(4)(24)(29)(30)	Class B Common Stock	N/A			N/A	—	4,063	49,564	49,058
								49,564	49,058	0.3%
Total controlled/affiliated portfolio company equity investments								$1,658,824	$1,664,443	8.7%
Total controlled/affiliated portfolio company investments								$1,872,815	$1,877,314	9.8%
Total Investments								$36,024,256	$35,500,450	185.4%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2026
(Amounts in thousands, except share amounts)
Unaudited

	Interest Rate and Cross-currency Swaps as of March 31, 2026
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Unrealized Appreciation / (Depreciation)(i)	Hedged Instrument	Footnote Reference
Interest rate swap(a)(b)(c)	7.75%	S + 4.33%	9/16/2027	$600,000	$(3,791)	$—	$(3,791)	September 2027 Notes	Notes 5 and 7
Cross-currency swap(a)(b)(c)(g)	6.50%	S + 2.67%	10/23/2027	253,778	4,613	—	4,613	AUD 2027 Notes	Notes 5 and 7
Interest rate swap(b)(c)(f)	6.50%	B + 2.72%	10/23/2027	46,993	(688)	—	(688)	AUD 2027 Notes	Notes 5 and 7
Interest rate swap(a)(b)(d)	5.90%	S + 2.18%	5/23/2028	500,000	514	—	514	May 2028 Notes	Notes 5 and 7
Interest rate swap(a)(b)(e)	7.95%	S + 4.49%	6/13/2028	650,000	(4,021)	—	(4,021)	June 2028 Notes	Notes 5 and 7
Interest rate swap(a)(b)(c)	7.75%	S + 4.23%	1/15/2029	550,000	(2,639)	—	(2,639)	January 2029 Notes	Notes 5 and 7
Interest rate swap(a)(b)(c)	6.60%	S + 2.39%	8/15/2029	900,000	16,446	—	16,446	September 2029 Notes	Notes 5 and 7
Interest rate swap(a)(b)(c)	5.80%	S + 2.62%	2/15/2030	1,000,000	(17,648)	—	(17,648)	March 2030 Notes	Notes 5 and 7
Interest rate swap(b)(d)(h)	4.25%	E + 1.93%	1/31/2031	587,218	(13,652)	—	(13,652)	EUR 2031 Notes	Notes 5 and 7
Interest rate swap(a)(b)(d)	6.65%	S + 2.90%	1/15/2031	750,000	2,340	—	2,340	March 2031 Notes	Notes 5 and 7
Total				$5,837,989	$(18,526)	$—	$(18,526)
_______________
(a)Contains a variable rate structure. Bears interest at a rate determined by SOFR.
(b)Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in net carrying value of the hedging item within interest expense.
(c)The Company has an International Swaps and Derivatives Association (“ISDA”) agreement with Goldman Sachs Bank USA.
(d)The Company has an ISDA agreement with Deutsche Bank AG.
(e)The Company has an ISDA agreement with US Bank National Association.
(f) Contains a variable rate structure. Bears interest at a rate determined by Australian Bank Bill Swap Bid Rate (“BBSY” or “B”).
(g)The associated change in foreign exchange rate of derivative is recorded along with the change in foreign exchange rate of the note within translation of assets and liabilities in foreign currencies.
(h)Contains a variable rate structure. Bears interest at a rate determined by EURIBOR.
(i)Amounts are presented in accordance with Regulation S-X 17 CFR § 210.12-13C. Refer to “Note 7 — Derivative Instruments” for additional details on the Company’s interest rate swaps.

	Forward Contracts as of March 31, 2026
	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)(a)	Footnote Reference
Foreign currency forward contract	$60,819		£45,425	Royal Bank of Canada	4/20/2026	$733	Note 7
Foreign currency forward contract	$208,508	C$	286,242	US Bank National Association	10/13/2026	1,162	Note 7
Foreign currency forward contract	€58,000		$66,954	US Bank National Association	5/29/2026	237	Note 7
Total						$2,132
(a) Amounts are presented in accordance with Regulation S-X 17 CFR § 210.12-13B. Refer to “Note 7 — Derivative Instruments” for additional details on the Company’s foreign currency forward contracts.
_______________
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

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2026
(Amounts in thousands, except share amounts)
Unaudited

(7)Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”) (which can include one-, three-, six- or twelve-month SOFR), Euro Interbank Offered Rate (“EURIBOR”or “E”) (which can include one-, three- or six-month EURIBOR), Canadian Overnight Repo Rate Average (“CORRA” or “C”) (which can include one- or three-month CORRA), BBSY (which can include one-, three-, or six-month BBSY), Sterling (SP) Overnight Interbank Average Rate (“SONIA” or “SA”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“Prime” or “P”), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(8)The interest rate on these investments is subject to 1 month SOFR, which as of March 31, 2026 was 3.66%.
(9)The interest rate on these investments is subject to 3 month SOFR, which as of March 31, 2026 was 3.68%.
(10)The interest rate on these investments is subject to 6 month SOFR, which as of March 31, 2026 was 3.70%
(11)Reserved.
(12)The interest rate on these investments is subject to Prime, which as of March 31, 2026 was 6.75%.
(13)The interest rate on these investments is subject to 1 month EURIBOR, which as of March 31, 2026 was 1.89%.
(14)The interest rate on these investments is subject to 3 month EURIBOR, which as of March 31, 2026 was 2.08%.
(15)Reserved.
(16)The interest rate on these investments is subject to 1 month BBSY, which as of March 31, 2026 was 4.01%.
(17)The interest rate on these investments is subject to 3 month BBSY, which as of March 31, 2026 was 4.31%.
(18)Reserved.
(19)The interest rate on these investments is subject to SONIA, which as of March 31, 2026 was 3.73%.
(20)Reserved.
(21)The interest rate on these investments is subject to 3 month CORRA, which as of March 31, 2026 was 2.29%.
(22)Position or portion thereof is a partially unfunded debt or equity commitment. See “Note 8 — Commitments and Contingencies”.

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Non-controlled/non-affiliated - debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	$—	$108,341	$—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	9/2026	1,528	5,264	—
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	12/2027	—	2,482	(19)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	716	(5)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	6/2026	30,708	1,409	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	2/2027	—	34,240	(257)
Anesthesia Consulting & Management, LP	First lien senior secured delayed draw term loan	11/2027	—	7,715	(39)
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	6/2026	27	2,661	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	2/2027	—	9,699	(291)
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	1/2027	10,897	6,747	—
Arctic US Bidco, Inc. (dba ThermoSafe)	First lien senior secured delayed draw term loan	11/2027	—	49,208	(246)
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	3,793	(19)
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	15,534	22,848	—
Associations, Inc.	First lien senior secured delayed draw term loan	2/2027	62,873	18,780	—
Baker Tilly Advisory Group, LP	First lien senior secured delayed draw term loan	6/2027	—	33,479	(167)
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured delayed draw term loan	1/2028	—	10,752	(134)
Birdie Bidco, Inc. (dba Concert Golf Partners)	First lien senior secured delayed draw term loan	11/2027	3,597	39,628	—
Bracket Intermediate Holding Corp.	First lien senior secured delayed draw term loan	10/2027	—	12,008	(180)
Brightway Holdings, LLC	First lien senior secured delayed draw term loan	7/2027	2,524	20,129	—
BusinessSolver.com, Inc.	First lien senior secured delayed draw term loan	12/2027	—	2,462	(68)
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	6/2026	2,005	2,463	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	1/2027	112	8,843	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured delayed draw term loan	9/2027	1,077	9,999	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	5/2027	5,445	3,763	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2026
(Amounts in thousands, except share amounts)
Unaudited

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
CivicPlus, LLC	First lien senior secured delayed draw term loan	12/2027	—	25,316	(570)
CMG HoldCo, LLC (dba Crete United)	First lien senior secured delayed draw term loan	7/2027	17,987	34,492	(477)
Cohnreznick Advisory LLC	First lien senior secured delayed draw term loan	3/2027	—	2,698	(84)
Commander Buyer, Inc. (dba CenExel)	First lien senior secured delayed draw term loan	6/2027	—	33,764	—
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	11/2027	—	28,288	(424)
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	5/2026	—	5,995	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	6/2027	—	2,174	(71)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	7/2027	29,967	10,039	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2027	—	6,726	(67)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	7/2027	6,545	28,260	—
Databricks, Inc.	First lien senior secured delayed draw term loan	1/2028	—	33,967	—
DCCM, LLC	First lien senior secured delayed draw term loan	6/2027	—	26,232	(66)
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	6/2026	11,284	4,615	—
dentalcorp Health Services Ltd. (fka Aryeh Bidco Investment Ltd.)	First lien senior secured delayed draw term loan	1/2028	5,314	31,882	—
DuraServ LLC	First lien senior secured delayed draw term loan	3/2027	42,392	29,793	—
DuraServ LLC	First lien senior secured delayed draw term loan	11/2027	—	53,135	(664)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	1/2027	6,801	1,705	—
EOS Finco S.A.R.L (dba Netceed)	First lien senior secured delayed draw term loan	7/2027	1,539	2,336	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured delayed draw term loan	6/2026	—	6,970	(157)
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured delayed draw term loan	6/2027	—	15,411	—
First Eagle Holdings, Inc.	First lien senior secured delayed draw term loan	6/2027	—	2,188	(34)
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured delayed draw term loan	6/2026	—	28,307	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	2/2028	—	49,120	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	5/2027	—	888	(29)
Gusto, Inc.	First lien senior secured delayed draw term loan	11/2027	—	12,896	(129)
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	9/2026	—	8,132	—
HIG Operations Holdings, Inc. (dba Higginbotham)	First lien senior secured delayed draw term loan B	12/2027	—	5,000	(13)
HIG Operations Holdings, Inc. (dba Higginbotham)	First lien senior secured delayed draw term loan A	9/2026	—	5,375	—
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured delayed draw term loan	6/2027	—	7,290	(91)
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured delayed draw term loan	12/2027	—	7,290	(91)
Horizon Avionics Buyer, LLC (dba Acron Aviation)	First lien senior secured delayed draw term loan	11/2027	—	49,936	(125)
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	7/2026	11,505	1,881	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured loan	3/2028	—	20,658	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	7/2026	—	16,462	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	24,080	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	6/2026	—	5,079	(63)

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2026
(Amounts in thousands, except share amounts)
Unaudited

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	First lien senior secured delayed draw term loan	11/2028	—	7,032	(53)
Jawbreaker Parent, Inc.	First lien senior secured delayed draw term loan	1/2029	—	20,483	(256)
Jawbreaker Parent, Inc.	First lien senior secured delayed draw term loan	4/2026	—	50,797	(889)
Jellyfish Bidco Limited (dba JTC)	First lien senior secured EUR term loan	11/2032	—	6,886	—
Jellyfish Bidco Limited (dba JTC)	First lien senior secured GBP delayed draw term loan	11/2028	—	8,598	—
Jellyfish Bidco Limited (dba JTC)	First lien senior secured GBP term loan	11/2032	—	7,881	—
Jellyfish US Finco, Inc. (dba JTC)	First lien senior secured loan	11/2032	—	47,198	—
Klick Inc.	First lien senior secured delayed draw term loan	11/2027	—	18,088	(90)
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	9/2027	—	6,568	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	2/2028	—	26,289	—
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured delayed draw term loan	2/2027	—	3,857	—
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured delayed draw term loan	9/2026	10,625	40,893	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured delayed draw term loan	12/2027	18,396	7,586	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	8,675	767	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	3,981	(70)
MAJCO LLC (dba Big Brand Tire & Service)	First lien senior secured delayed draw term loan	9/2027	76,686	129,820	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	5/2026	—	20,448	—
ML Holdco, Inc. (dba Meridian Link)	First lien senior secured delayed draw term loan	10/2027	—	8,012	(220)
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	3/2027	—	24,870	(249)
Nelipak Holding Company	First lien senior secured delayed draw term loan	3/2027	7,283	4,486	—
NH Kronos Parent, Inc.	First lien senior secured delayed draw term loan	1/2028	—	8,537	(21)
Nova Women's Health, Inc.	First lien senior secured delayed draw term loan	7/2027	—	48,295	(121)
NSCALE SERVICES UK LTD	First lien senior secured delayed draw term loan	8/2027	6,623	153,377	—
One, Inc. Software Corporation	First lien senior secured delayed draw term loan	12/2027	—	19,375	(97)
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	10/2027	5,926	5,277	—
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	4/2026	—	77,828	(195)
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured delayed draw term loan	12/2026	—	18,063	—
Peachtree Buyer, Inc. (dba Pond & Company)	First lien senior secured delayed draw term loan	12/2027	—	31,126	(389)
PerkinElmer U.S. LLC	First lien senior secured delayed draw term loan	10/2027	—	35,613	—
PG Buyer, LLC	First lien senior secured delayed draw term loan	9/2027	—	7,074	(71)
Pike Corp.	First lien senior secured delayed draw term loan	12/2028	—	53,430	(134)
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	3/2027	2,513	5,711	—
Premise Health Holding Corp.	First lien senior secured delayed draw term loan	11/2027	7,995	5,343	—
Raven Acquisition Holdings, LLC (dba R1 RCM)	First lien senior secured delayed draw term loan	10/2026	—	1,922	(29)
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	14,908	(112)
Saber Parent Holdings Corp. (dba Service Logic)	First lien senior secured delayed draw term loan	12/2028	—	24,780	(186)
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	5,742	—
Sentinel Buyer Corp. (dba SimpliSafe)	First lien senior secured delayed draw term loan	11/2027	—	18,684	(187)
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	6,556	20,641	—
SimonMed, Inc.	First lien senior secured delayed draw term loan	2/2027	34,709	11,099	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	33,754	6,317	—
Smarsh Inc.	First lien senior secured delayed draw term loan	1/2027	2,305	18,042	(311)

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2026
(Amounts in thousands, except share amounts)
Unaudited

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Soleo Holdings, Inc.	First lien senior secured delayed draw term loan	2/2027	—	15,932	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	6/2027	10,745	7,898	—
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	1/2028	2,747	13,215	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	17,957	(359)
Spotless Brands, LLC	First lien senior secured delayed draw term loan	3/2027	15,459	66,511	—
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured delayed draw term loan	10/2026	—	37,550	(188)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	7/2027	2,950	7,115	—
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured delayed draw term loan	11/2026	—	18,303	—
Themis Solutions Inc. (dba Clio)	First lien senior secured delayed draw term loan	10/2027	—	8,310	(229)
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	10/2026	7,901	12,770	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	10/2026	20,317	6,858	—
Tricentis Operations Holdings, Inc.	First lien senior secured delayed draw term loan	2/2027	—	10,055	(302)
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	9/2026	27,106	27,449	—
U.S. Urology Partners LLC	First lien senior secured delayed draw term loan	10/2027	—	25,000	(281)
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	9/2027	—	6,628	(8)
Unit4 Group Holding B.V.	First lien senior secured EUR delayed draw term loan	1/2030	—	11,965	—
Unit4 Group Holding B.V.	First lien senior secured EUR term loan	1/2033	—	127,628	—
USIC Holdings, Inc.	First lien senior secured delayed draw term loan	9/2026	1,531	692	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured delayed draw term loan	8/2026	6,149	7,774	—
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	3/2028	—	25,624	(134)
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	7/2026	22,053	1,831	—
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	5/2028	—	23,778	—
Vestwell Holdings Inc.	First lien senior secured delayed draw term loan	1/2028	—	5,405	(216)
Victors Purchaser, LLC (dba Service Express)	First lien senior secured delayed draw term loan	12/2027	—	8,737	(44)
W.A. Kendall and Company, LLC	First lien senior secured delayed draw term loan	12/2026	11,384	47,840	—
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	N/A	305	131	—
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	N/A	141	113	—
Wipfli Advisory LLC	First lien senior secured delayed draw term loan	4/2028	—	23,102	(116)
Wrench Group LLC	First lien senior secured delayed draw term loan	9/2027	—	32,404	(162)
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured delayed draw term loan	4/2027	—	46,130	(115)
Accommodations Plus Technologies LLC	First lien senior secured revolving loan	5/2032	—	1,250	(41)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	7/2029	—	352	(7)
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	44,919	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	4,245	(127)
Alera Group, Inc.	First lien senior secured revolving loan	5/2030	—	12,500	(394)
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	5,565	27,827	—
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	16,528	(372)
Anesthesia Consulting & Management, LP	First lien senior secured revolving loan	12/2030	—	9,022	(90)
Appfire Technologies, LLC	First lien senior secured revolving loan	3/2028	—	1,633	(57)
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	1,942	6,555	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured revolving loan	1/2031	3,906	7,930	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2026
(Amounts in thousands, except share amounts)
Unaudited

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Arctic US Bidco, Inc. (dba ThermoSafe)	First lien senior secured multi-currency revolving loan	11/2032	1,148	15,255	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	2,710	(28)
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	9/2028	1,146	7,041	—
Associations, Inc.	First lien senior secured revolving loan	7/2028	—	25,389	—
Atlas Borrower, LLC (dba Anovo)	First lien senior secured revolving loan	9/2032	—	15,983	(200)
Atlas US Finco, Inc. (dba Nearmap)	First lien senior secured revolving loan	12/2028	—	7,697	(77)
AWP Group Holdings, Inc.	First lien senior secured revolving loan	12/2030	3,773	2,032	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	1,995	(50)
Baker Tilly Advisory Group, LP	First lien senior secured revolving loan	6/2030	—	43,084	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	—	20,128	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	4,547	13,789	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2028	3,996	1,319	—
BCPE Pequod Buyer, Inc. (dba Envestnet)	First lien senior secured revolving loan	11/2029	—	16,634	(624)
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	12/2028	—	9,677	(169)
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured revolving loan	6/2029	887	5,763	—
Birdie Bidco, Inc. (dba Concert Golf Partners)	First lien senior secured revolving loan	11/2032	—	24,014	(120)
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	10/2029	—	4,179	—
Bracket Intermediate Holding Corp.	First lien senior secured revolving loan	10/2031	—	5,003	(100)
Brightway Holdings, LLC	First lien senior secured revolving loan	12/2029	—	6,589	(16)
Bristol Hospice L.L.C.	First lien senior secured revolving loan	8/2032	—	19,229	—
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	12/2028	3,978	1,085	—
BusinessSolver.com, Inc.	First lien senior secured revolving loan	12/2032	—	1,097	(33)
By Light Professional IT Services LLC	First lien senior secured revolving loan	7/2031	—	7,025	(228)
Cadence, Inc.	First lien senior secured revolving loan	5/2028	810	2,084	—
Cambrex Corporation	First lien senior secured revolving loan	3/2032	6,659	22,474	—
Canadian Hospital Specialties Limited	First lien senior secured revolving loan	4/2027	217	209	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	8/2027	108	773	—
CCI BUYER, INC. (dba Consumer Cellular)	First lien senior secured revolving loan	5/2032	—	29,023	(73)
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured revolving loan	6/2029	—	2,239	—
Certinia Inc.	First lien senior secured revolving loan	8/2031	—	15,425	(424)
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured revolving loan	1/2030	—	3,692	—
CivicPlus, LLC	First lien senior secured revolving loan	8/2030	—	6,058	(167)
CMG HoldCo, LLC (dba Crete United)	First lien senior secured revolving loan	11/2030	2,166	9,384	—
Commander Buyer, Inc. (dba CenExel)	First lien senior secured revolving loan	6/2032	—	22,509	(113)
Conservice Midco, LLC	First lien senior secured revolving loan	2/2033	—	15,552	(39)
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	10/2029	—	14,183	(35)
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	—	1,664	(67)
CPM Holdings, Inc.	First lien senior secured revolving loan	6/2028	1,971	3,029	—
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	42,297	(317)
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	17,226	(431)

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2026
(Amounts in thousands, except share amounts)
Unaudited

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	50,193	(251)
D4C Dental Brands, Inc.	First lien senior secured revolving loan	11/2029	4,913	8,188	—
DCCM, LLC	First lien senior secured revolving loan	6/2032	—	10,493	(79)
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	6/2031	—	15,899	(199)
Deerfield Dakota Holdings	First lien senior secured revolving loan	9/2032	9,409	37,637	—
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	3/2030	—	14,103	(55)
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)	First lien senior secured revolving loan	8/2032	—	25,284	(569)
dentalcorp Health Services Ltd. (fka Aryeh Bidco Investment Ltd.)	First lien senior secured revolving loan	1/2033	—	26,569	(133)
Diamond Mezzanine 24 LLC (dba United Risk)*	First lien senior secured revolving loan	10/2030	6,175	—	—
DM Buyer (USA), Inc.	First lien senior secured revolving loan	2/2033	—	11,750	(59)
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	3/2029	—	10,552	—
DuraServ LLC	First lien senior secured revolving loan	6/2030	8,732	15,524	—
Eagle Family Foods Group LLC	First lien senior secured revolving loan	8/2030	—	20,344	(51)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	—	3,387	(51)
Einstein Parent, Inc. (dba Smartsheet)	First lien senior secured revolving loan	1/2031	—	7,949	(199)
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	6/2030	1,743	2,614	—
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured revolving loan	6/2032	—	15,411	(77)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	4/2030	—	12,968	—
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2/2029	3,328	13,287	—
Flexera Software LLC	First lien senior secured revolving loan	8/2032	—	8,085	(202)
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2031	—	12,702	(286)
Formerra, LLC	First lien senior secured revolving loan	11/2028	—	526	(3)
Fortis Solutions Group, LLC	First lien senior secured revolving loan	10/2027	3,036	3,711	—
Foundation Consumer Brands, LLC	First lien senior secured revolving loan	2/2029	—	3,411	(9)
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured revolving loan	12/2029	—	23,160	—
Galls, LLC	First lien senior secured revolving loan	3/2030	7,456	8,241	—
Galway Borrower LLC	First lien senior secured revolving loan	9/2028	2,383	3,884	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	12/2027	1,509	2,463	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2028	—	8,404	(147)
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	4/2029	4,987	6,095	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	669	1,004	—
Granicus, Inc.	First lien senior secured revolving loan	1/2031	—	4,633	(58)
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured revolving loan	5/2028	130	118	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4/2028	—	8,440	(105)
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	12/2028	—	12,595	—
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured revolving loan	6/2032	1,276	6,926	—
Hissho Parent, LLC	First lien senior secured revolving loan	5/2029	—	11,009	—
Home Service TopCo IV, Inc.	First lien senior secured revolving loan	12/2027	—	3,359	—
Horizon Avionics Buyer, LLC (dba Acron Aviation)	First lien senior secured revolving loan	3/2032	4,394	20,574	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2026
(Amounts in thousands, except share amounts)
Unaudited

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	6,978	(209)
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	2,749	(34)
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	9/2028	—	4,866	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	5/2028	—	12,700	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	3,566	1,126	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	17,886	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	602	5,416	—
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2028	—	23,738	(178)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	First lien senior secured revolving loan	11/2032	1,406	4,782	—
Jawbreaker Parent, Inc.	First lien senior secured revolving loan	1/2033	—	20,483	(358)
Jellyfish Bidco Limited (dba JTC)	First lien senior secured multi-currency revolving loan	11/2032	—	14,330	—
Jeppesen Holdings, LLC	First lien senior secured multi-currency revolving loan	11/2032	—	863	(15)
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	88	—
Klick Inc.	First lien senior secured revolving loan	11/2031	—	18,088	(136)
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	7/2031	7,168	9,757	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	43,355	(325)
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	2/2030	—	2,877	—
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured revolving loan	9/2029	—	8,600	(22)
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	5/2029	—	11,685	(58)
Lignetics Investment Corp.	First lien senior secured revolving loan	10/2026	—	11,471	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	2,266	(40)
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	7/2028	—	2,419	—
MAJCO LLC (dba Big Brand Tire & Service)	First lien senior secured revolving loan	9/2032	—	59,002	(148)
ManTech International Corporation	First lien senior secured revolving loan	9/2028	—	1,806	(23)
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	5/2030	—	15,336	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	4/2028	7,984	54	—
Matterhorn Finco, Inc.	First lien senior secured revolving loan	3/2033	—	12,784	(64)
McQueen Bidco PTY LTD. (dba Infomedia)	First lien senior secured revolving loan	12/2032	—	4,927	(74)
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	7/2027	1,429	2,143	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	4/2027	—	2,553	(38)
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	395	4,350	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	25,814	(65)
Mitnick Corporate Purchaser, Inc.	First lien senior secured revolving loan	5/2027	1,238	8,138	(4,083)
Modernizing Medicine, Inc. (dba ModMed)	First lien senior secured revolving loan	4/2032	—	10,683	(53)
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	21,041	(421)
Natural Partners, LLC	First lien senior secured revolving loan	11/2030	—	11,814	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	3/2031	—	4,640	(81)

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2026
(Amounts in thousands, except share amounts)
Unaudited

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Nelipak Holding Company	First lien senior secured revolving loan	3/2031	2,375	6,421	—
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	8/2029	—	4,118	(82)
NH Kronos Parent, Inc.	First lien senior secured revolving loan	1/2033	2,561	10,244	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2028	—	558	(8)
Nova Women's Health, Inc.	First lien senior secured revolving loan	1/2032	—	3,864	(19)
OAC Holdings I Corp. (dba Omega Holdings)	First lien senior secured revolving loan	3/2028	1,691	882	—
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	9/2027	—	7,993	—
Offen, Inc.	First lien senior secured revolving loan	7/2029	921	1,347	—
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3/2028	—	3,302	(256)
One, Inc. Software Corporation	First lien senior secured revolving loan	12/2032	—	7,750	(78)
Packaging Coordinators Midco, Inc.	First lien senior secured revolving loan	10/2032	—	51,253	(513)
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured revolving loan	12/2031	677	8,354	—
Patriot Acquisition TopCo S.À R.L. (dba Corza Health, Inc.)	First lien senior secured revolving loan	1/2028	—	7,761	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	2/2031	4,687	335	—
Peachtree Buyer, Inc. (dba Pond & Company)	First lien senior secured revolving loan	12/2032	467	19,765	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	6,652	26,606	—
PG Buyer, LLC	First lien senior secured revolving loan	9/2031	—	4,042	(61)
Pike Corp.	First lien senior secured revolving loan	12/2032	—	35,620	(178)
Plasma Buyer LLC (dba PathGroup)*	First lien senior secured revolving loan	5/2028	13,107	—	—
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	8/2029	4,445	7,409	—
Premise Health Holding Corp.	First lien senior secured revolving loan	11/2031	—	11,308	(170)
Puma Buyer, LLC (dba PANTHERx)	First lien senior secured revolving loan	3/2032	—	31,523	—
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	6,000	(90)
Quva Pharma, Inc.	First lien senior secured revolving loan	4/2028	—	455	(14)
Rhea Parent, Inc.	First lien senior secured revolving loan	12/2030	—	21,596	(216)
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	—	13,053	(228)
Saber Parent Holdings Corp. (dba Service Logic)	First lien senior secured revolving loan	12/2032	3,634	8,756	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	—	5,742	(14)
SCHP Purchaser, Inc. (dba St. Croix Hospice)	First lien senior secured revolving loan	10/2032	—	19,885	(298)
Securonix, Inc.	First lien senior secured revolving loan	4/2028	—	5,339	(1,041)
Senderra RX Acquisition, LLC	First lien senior secured revolving loan	3/2033	2,235	8,938	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	1,371	19,191	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	4,353	11,972	—
SimonMed, Inc.	First lien senior secured revolving loan	2/2031	16,879	13,810	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	20,119	(101)
Smarsh Inc.	First lien senior secured revolving loan	2/2029	2,303	8,493	—
Soleo Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	15,932	—
Soliant Lower Intermediate, LLC (dba Soliant)	First lien senior secured revolving loan	6/2031	—	15,556	(4,044)
Sonny's Enterprises, LLC	First lien senior secured revolving loan	8/2027	20,755	5,147	—
Southern Air & Heat Holdings, LLC	First lien senior secured revolving loan	1/2029	287	2,372	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	14,965	(374)
Spotless Brands, LLC	First lien senior secured revolving loan	7/2028	—	2,244	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2026
(Amounts in thousands, except share amounts)
Unaudited

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured revolving loan	10/2030	11,828	3,192	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	3/2029	—	5,579	(195)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2029	—	5,336	(133)
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured revolving loan	11/2030	—	20,918	(105)
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	12/2029	—	13,257	(133)
Themis Solutions Inc. (dba Clio)	First lien senior secured revolving loan	10/2032	—	6,925	(190)
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	10/2031	2,545	7,813	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	—	1,021	(20)
Tricentis Operations Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	6,284	(220)
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2028	—	27,449	—
Truist Insurance Holdings, LLC	First lien senior secured revolving loan	5/2029	3,405	3,614	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	6/2029	—	8,120	(41)
Unit4 Group Holding B.V.	First lien senior secured EUR revolving loan	1/2033	—	15,954	—
USIC Holdings, Inc.	First lien senior secured revolving loan	9/2031	4,194	635	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	12/2029	—	4,975	—
Valeris, Inc. (fka Phantom Purchaser, Inc.)	First lien senior secured revolving loan	9/2031	—	33,898	(85)
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	5/2029	—	258	(5)
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	7/2031	—	7,962	—
Vestwell Holdings Inc.	First lien senior secured revolving loan	1/2031	—	1,507	(60)
Victors Purchaser, LLC (dba Service Express)	First lien senior secured revolving loan	12/2032	—	16,617	(125)
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	—	52,912	—
W.A. Kendall and Company, LLC	First lien senior secured revolving loan	4/2030	5,909	2,230	—
Wipfli Advisory LLC	First lien senior secured revolving loan	10/2032	—	15,401	(116)
Wrench Group LLC	First lien senior secured revolving loan	9/2031	12,097	20,307	—
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured revolving loan	4/2032	3,075	11,276	—
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	17,609	(616)
Total non-controlled/non-affiliated - debt commitments			$879,695	$4,967,706	$(33,600)
Non-controlled/non-affiliated - equity commitments
Chrome Investors LP	LP Interest	N/A	7,339	1,835	—
Percheron Horsepower-A LP (dba Big Brand Tire & Service)	Limited Partner Interest	N/A	71,553	11,679	—
Polar Investors LP (dba Dentalcorp)	Common Equity	N/A	8,520	2,130	—
Valor Cl Blocker Feeder LP	LP Interest	N/A	6,430	4,286	—
Total non-controlled/non-affiliated - equity commitments			$93,842	$19,930	$—
Non-controlled/affiliated - debt commitments
Pluralsight, LLC	First lien senior secured delayed draw term loan	8/2029	$—	$496	$(27)
Pluralsight, LLC	First lien senior secured revolving loan	8/2029	—	198	(11)
Total non-controlled/affiliated - debt commitments			$—	$694	$(38)
Non-controlled/affiliated - equity commitments
Wingspire Capital Holdings LLC	Specialty finance equity investment	N/A	$9,000	$36,000	$—
Total non-controlled/affiliated - equity commitments			$9,000	$36,000	$—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2026
(Amounts in thousands, except share amounts)
Unaudited

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Controlled/affiliated - debt commitments
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	12/2030	$—	$10,157	$(152)
Total controlled/affiliated - debt commitments			$—	$10,157	$(152)
Controlled/affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	Specialty finance equity investment	N/A	$27,363	$36,471	$—
LSI Financing LLC	Specialty finance equity investment	N/A	535,195	189,525	—
OWL-HP FINANCE LLC	Specialty finance equity investment	N/A	44,062	171,438	—
Total controlled/affiliated - equity commitments			$606,620	$397,434	$—
Total Portfolio Company Commitments			$1,589,157	$5,431,921	$(33,790)
*Fully funded
(23)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments, if any.
(24)As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of the portfolio company’s voting securities or has the power to exercise control over management or policies, including through a management agreement. As defined in the 1940 Act, the Company is an “affiliated person” of this portfolio company if the Company owns more than 5% or more of the portfolio company’s outstanding voting securities. Transactions related to the Company’s investments in non-controlled affiliates and controlled affiliates for the year ended March 31, 2026, were as follows:

Company	Fair value as of December 31, 2025	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Fair value as of March 31, 2026	Dividend Income	Interest and PIK Income	Other Income
Controlled Affiliates
AAM Series 2.1 Aviation Feeder, LLC(c)	$122,705	$2,378	$(245)	$(1,927)	$122,911	$—	$2,281	$—
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	93,464	2,201	—	(2,359)	93,306	—	1,763	—
Blue Owl Credit SLF LLC(d)	76,791	10,209	—	(6,395)	80,605	1,728	—	—
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)	136,815	110,976	—	(1,135)	246,656	7,057	—	—
Blue Owl Leasing LLC(d)	17,229	—	(15,337)	(4)	1,888	—	—	—
OWL-HP FINANCE LLC	—	44,064	—	60	44,124	—	—	—
Fifth Season Investments LLC	344,960	—	—	880	345,840	7,347	—	—
LSI Financing LLC	321,093	246,220	(7,909)	2,024	561,428	8,716	—	—
Notorious Topco, LLC (dba Beauty Industry Group)	124,174	2,503	—	(1,544)	125,133	—	2,209	195
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(d)	280,331	8,750	—	(33,658)	255,423	5,928	—	—
Total Controlled Affiliates	$1,517,562	$427,301	$(23,491)	$(44,058)	$1,877,314	$30,776	$6,253	$195

Company	Fair value as of December 31, 2025	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Fair value as of March 31, 2026	Dividend Income	Interest and PIK Income	Other Income
Non-Controlled Affiliates
LSI Financing 1 DAC	$4,105	$—	$—	$62	$4,167	$—	$—	$—
Pluralsight, LLC	2,303	6	(3)	(660)	1,646	—	25	1
Wingspire Capital Holdings LLC	10,156	—	—	(8)	10,148	214	—	—
Total Non-controlled Affiliates	$16,564	$6	$(3)	$(606)	$15,961	$214	$25	$1

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2026
(Amounts in thousands, except share amounts)
Unaudited

_______________
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
(d)     For further description of the Company’s investment in OCIC SLF LLC (f/k/a Blue Owl Credit Income Senior Loan Fund LLC) (“OCIC SLF”), Blue Owl Credit SLF LLC (“Credit SLF”), Blue Owl Leasing LLC (“Blue Owl Leasing”) and OWL-HP FINANCE LLC (“Owl-HP Finance”) see “Note 4 — Investments.”
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
(27)As of March 31, 2026, the net estimated unrealized loss on investments for U.S. federal income tax purposes was $441.4 million based on a tax cost basis of $35.94 billion. As of March 31, 2026, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $727.3 million. As of March 31, 2026, the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $285.9 million.
(28)Investment was on non-accrual status as of March 31, 2026.
(29)Investment is non-income producing.
(30)Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted security” under the Securities Act. As of March 31, 2026, the aggregate fair value of these securities is $2.60 billion, or 13.6% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
25CXBFS SCSP (dba Xplor)	Limited Partner Interest	November 21, 2025
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC**	Specialty finance equity investment	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC**	Specialty finance equity investment	July 1, 2022
Accelerate Topco Holdings, LLC	Common Units	September 1, 2022
AlphaSense, LLC	Series E Preferred Shares	June 27, 2024
Amergin Asset Management, LLC	Specialty finance equity investment	July 1, 2022
ASP Conair Holdings LP	Class A Units	May 17, 2021
Baypine Commander Co-Invest, LP	LP Interest	June 6, 2025
BEHP Co-Investor II, L.P.	LP Interest	May 6, 2022
Bird Holding B.V. (fka MessageBird Holding B.V.)	Extended Series C Warrants	May 5, 2021
Blue Owl Credit SLF LLC*	LLC Interest	August 1, 2024
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)**	Specialty finance equity investment	September 19, 2025
Blue Owl Leasing LLC**	LLC Interest	October 14, 2025
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
Capital Integration Systems LLC (dba CAIS)	Class D Common Units	February 27, 2026
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Chrome Investors LP	LP Interest	January 25, 2025
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	March 16, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	March 16, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
Equity NewCo S.A. (dba Netceed)	Common Equity	January 29, 2026
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Fifth Season Investments LLC**	Specialty finance equity investment	October 17, 2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 28, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
Hissho Sushi Holdings, LLC	Class A Units	May 17, 2022
Hockey Parent Holdings, L.P.	Class A Common Units	September 14, 2023
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2026
(Amounts in thousands, except share amounts)
Unaudited

Portfolio Company	Investment	Acquisition Date
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 22, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Co-Invest 2, L.P.	Class A Units	October 15, 2025
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	December 12, 2023
KWOR Intermediate I, Inc. (dba Alacrity Solutions)	Preferred Stock	February 28, 2025
KWOR Intermediate I, Inc. (dba Alacrity Solutions)	Class A-1 Common Stock	February 28, 2025
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	Common Equity	January 8, 2025
LSI Financing 1 DAC**	Specialty finance equity investment	December 14, 2022
LSI Financing LLC**	Specialty finance equity investment	November 25, 2024
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 3, 2021
Minerva Holdco, Inc.	Senior A Preferred Stock	February 14, 2022
ModMed Software Midco Holdings, Inc. (dba ModMed)	Series A Preferred Units	April 30, 2025
Notorious Purchaser II, Inc. (dba Beauty Industry Group)**	Class B Common Stock	December 19, 2025
Nova Women’s Health Partners Holdings, LP	Class A Units	January 28, 2026
Nscale Global Holdings Limited	Series B Preferred Shares	September 29, 2025
Nscale Global Holdings Limited	Preferred equity	September 29, 2025
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)*	LLC Interest	November 2, 2022
Orange Blossom Parent, Inc.	Common Units	July 29, 2022
OWL-HP FINANCE LLC*	Specialty finance equity investment	February 9, 2026
Paradigmatic Holdco LLC (dba Pluralsight)	Common stock	August 22, 2024
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba Trucordia)	Preferred equity	February 16, 2023
PCF Holdco, LLC (dba Trucordia)	Warrants	February 16, 2023
Percheron Horsepower-A LP (dba Big Brand Tire & Service)	Limited Partner Interest	September 23, 2025
Polar Investors LP (dba Dentalcorp)	Common Equity	January 13, 2026
Project Alpine Co-Invest Fund, LP	LP Interest	June 13, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 9, 2022
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
Rome Topco Holdings, LLC (dba SimpliSafe)	Class A Units	November 6, 2025
Rome Topco Holdings, LLC (dba SimpliSafe)	Class B Units	November 6, 2025
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November 15, 2023
Snowbird Manager LP	Limited Partner Interest	December 17, 2025
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October 14, 2021
TCB Holdings I LLC (dba TricorBraun)	Class A Preferred Units	January 31, 2025
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
Valor Cl Blocker Feeder LP	LP Interest	October 3, 2025
VCI Intermediate TopCo 1 LLC	Class B Units	November 17, 2025
VEPF VIII Co-Invest 8-A, L.P.	Limited Partner Interest	March 5, 2026
Vestwell Holdings Inc.	Series D Preferred Stock	December 20, 2023
Vestwell Holdings Inc.	Series E Preferred Stock	January 30, 2026
Vestwell Holdings Inc.	Warrants	January 30, 2026
Wingspire Capital Holdings LLC**	Specialty finance equity investment	November 7, 2025
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
XOMA Corporation	Warrants	December 15, 2023
Zoro TopCo, Inc.	Series A Preferred Equity	November 22, 2022
Zoro TopCo, L.P.	Class A Common Units	November 22, 2022
*Refer to “Note 4 — Investments - OCIC SLF LLC, Credit SLF and Blue Owl Leasing”, for further information.
** Refer to “Note 3 — Agreements and Related Party Transactions - Controlled/Affiliated Portfolio Companies.”

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of March 31, 2026
(Amounts in thousands, except share amounts)
Unaudited

(31)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2026, non-qualifying assets represented 14.0% of total assets as calculated in accordance with the regulatory requirements.
(32)We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(33)Reserved.
(34)Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC) (“BOCSO”), was formed to hold alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of March 31, 2026, the portfolio consists of five investments totaling $1.03 billion at cost and fair value, respectively, ranging in cost from $24.9 million to $379.6 million and with a fair value ranging from $24.7 million to $378.0 million. The largest investment is 36.9% of the total cost of BOCSO’s portfolio. As of March 31, 2026 the portfolio asset class composition was 65.6% ABF - Specialty finance, 32.0% ABF - Leasing, and 2.4% ABF - Commercial Real Estate.

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

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Nelipak Holding Company(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		3/2031	48,804	48,236	48,038
Nelipak Holding Company(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5..50%		3/2031	1,319	1,221	1,188
NSM Top Holdings Corp. (dba National Seating & Mobility)(3)(4)(9)	First lien senior secured loan	S+	4.25%		5/2029	9,975	9,950	10,000
Packaging Coordinators Midco, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2032	516,583	510,067	514,000
Packaging Coordinators Midco, Inc.(3)(4)(19)	First lien senior secured delayed draw term loan	SA+	4.75%		10/2032	£44,486	58,535	59,537
Packaging Coordinators Midco, Inc.(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	4.50%		1/2032	2,825	2,815	2,808
Patriot Acquisition TopCo S.À R.L. (dba Corza Health, Inc.)(3)(4)(9)(22)(31)	First lien senior secured loan	S+	4.75%		1/2028	150,630	150,227	150,630
Patriot Acquisition TopCo S.À R.L. (dba Corza Health, Inc.)(3)(4)(8)(31)	First lien senior secured delayed draw term loan	S+	4.75%		1/2028	13,445	13,404	13,445
PerkinElmer U.S. LLC(3)(4)(8)	First lien senior secured loan	S+	4.75%		3/2029	186,674	186,351	186,674
Resonetics, LLC(3)(9)	First lien senior secured loan	S+	2.75%		6/2031	39,800	39,800	39,840
Rhea Parent, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2030	201,279	200,774	199,266
TBRS, Inc. (dba TEAM Technologies)(3)(4)(9)	First lien senior secured loan	S+	4.75%		11/2031	155,875	155,131	155,095
Zest Acquisition Corp.(3)(4)(9)	First lien senior secured loan	S+	5.25%		2/2028	19,336	19,336	18,901
							2,427,024	2,449,459	12.4%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2030	36,213	36,135	36,032
Anesthesia Consulting & Management, LP(3)(4)(10)	First lien senior secured loan	S+	5.00%		12/2032	53,841	53,488	53,302
Atlas Borrower, LLC (dba Anovo)(3)(4)(9)	First lien senior secured loan	S+	4.50%		9/2032	94,017	93,110	93,077
Belmont Buyer, Inc. (dba Valenz)(3)(4)(9)	First lien senior secured loan	S+	6.50%		6/2029	67,923	67,022	67,923
Belmont Buyer, Inc. (dba Valenz)(3)(4)(9)	First lien senior secured loan	S+	5.25%		6/2029	47,703	47,412	47,588
Bristol Hospice L.L.C.(3)(4)(9)	First lien senior secured loan	S+	5.00%		8/2032	201,521	200,550	201,521
Commander Buyer, Inc. (dba CenExel)(3)(4)(9)	First lien senior secured loan	S+	4.75%		6/2032	123,490	122,854	123,490
Confluent Health, LLC(3)(4)(8)	First lien senior secured loan	S+	5.00%		11/2028	19,650	19,262	17,734
Covetrus, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2029	34,947	33,911	32,501
Covetrus, Inc.(3)(4)(9)	Second lien senior secured loan	S+	9.25%		10/2030	160,000	157,652	154,800
D4C Dental Brands, Inc.(4)(10)(22)	First lien senior secured loan	S+	4.50%		11/2029	140,814	139,734	140,442
Engage Debtco Limited(4)(9)(31)	First lien senior secured loan	S+	3.02%	4.00%	7/2029	33,397	32,819	32,479
Engage Debtco Limited(3)(4)(9)(31)	First lien senior secured loan	S+	3.18%	2.75%	7/2029	64,646	63,753	61,253
Engage Debtco Limited(3)(4)(9)(31)	First lien senior secured delayed draw term loan	S+	3.08%	2.75%	7/2029	20,993	20,741	19,891
EresearchTechnology, Inc. (dba Clario)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		1/2032	210,617	208,617	210,617
Ex Vivo Parent Inc. (dba OB Hospitalist)(3)(4)(8)	First lien senior secured loan	S+		9.50%	9/2028	47,970	47,666	47,970
KABAFUSION Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		11/2031	111,288	110,286	111,288
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		12/2029	270,538	267,527	269,861
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(3)(4)(10)(22)	First lien senior secured loan	S+	4.00%		9/2030	82,838	82,492	82,838
Maple Acquisition, LLC (dba Medicus)(3)(4)(10)	First lien senior secured loan	S+	4.75%		5/2031	92,358	91,787	92,358
MED ParentCo, LP(8)	First lien senior secured loan	S+	3.00%		4/2031	24,813	24,813	24,860
Natural Partners, LLC(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		11/2030	162,585	161,139	162,585

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

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Mario Midco Holdings, Inc. (dba Len the Plumber)(3)(4)(9)	Unsecured facility	S+		10.75%	4/2032	36,885	36,374	35,040
Mario Purchaser, LLC (dba Len the Plumber)(3)(4)(9)	First lien senior secured loan	S+	5.75%		4/2029	115,454	114,199	111,125
Mario Purchaser, LLC (dba Len the Plumber)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.75%		4/2028	7,341	7,279	7,040
Saber Parent Holdings Corp. (dba Service Logic)(3)(4)(9)	First lien senior secured loan	S+	4.50%		12/2032	89,829	89,382	89,380
Sentinel Buyer Corp. (dba SimpliSafe)(3)(4)(8)	First lien senior secured loan	S+	5.00%		11/2032	224,315	222,108	222,072
Southern Air & Heat Holdings, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		1/2029	2,169	2,157	2,169
Southern Air & Heat Holdings, LLC(3)(4)(10)(22)	First lien senior secured delayed draw term loan	S+	5.25%		1/2029	10,420	9,898	10,420
Walker Edison Furniture Company LLC(3)(4)(6)(22)(28)(29)	First lien senior secured loan	N/A	10.00%		2/2026	1,336	1,305	1,346
Walker Edison Furniture Company LLC(3)(4)(9)(22)(28)(29)	First lien senior secured delayed draw term loan	S+		6.75%	3/2027	4,717	3,072	46
Walker Edison Furniture Company LLC(3)(4)(9)(22)(28)(29)	First lien senior secured revolving loan	S+		6.25%	3/2027	1,333	1,297	—
							528,051	519,660	2.6%
Human resource support services
AQ Carver Buyer, Inc. (dba CoAdvantage)(3)(9)	First lien senior secured loan	S+	5.50%		8/2029	21,994	21,687	20,868
BusinessSolver.com, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		12/2032	16,441	16,360	16,359
Cornerstone OnDemand, Inc.(3)(4)(8)	Second lien senior secured loan	S+	6.50%		10/2029	44,583	44,205	40,125
Dawn Bidco, LLC (dba Dayforce)(3)(8)	First lien senior secured loan	S+	3.00%		10/2032	122,500	122,206	122,059
IG Investments Holdings, LLC (dba Insight Global)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2028	47,239	47,241	47,239
							251,699	246,650	1..2%
Infrastructure and environmental services
AWP Group Holdings, Inc.(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		12/2030	44,348	44,349	43,874
Azuria Water Solutions, Inc. (f/k/a Aegion Corporation)(8)	First lien senior secured loan	S+	3.00%		5/2028	36,480	36,480	36,618
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		1/2031	65,113	64,528	65,113
GI Apple Midco LLC (dba Atlas Technical Consultants)(3)(4)(8)	First lien senior secured loan	S+	6.75%		4/2030	92,471	91,402	90,853
GI Apple Midco LLC (dba Atlas Technical Consultants)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.75%		4/2029	4,987	4,865	4,793
KENE Acquisition, Inc. (dba Entrust Solutions Group)(3)(4)(9)	First lien senior secured loan	S+	4.75%		2/2031	24,098	23,982	24,098
KENE Acquisition, Inc. (dba Entrust Solutions Group)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.75%		2/2031	396	396	396
Peachtree Buyer, Inc. (dba Pond & Company)(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		12/2032	93,379	92,281	92,274
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		3/2029	41,016	40,613	41,016
USIC Holdings, Inc.(4)(9)(22)	First lien senior secured loan	S+	5.50%		9/2031	38,830	38,507	37,836
USIC Holdings, Inc.(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		9/2031	2,262	2,223	2,142
Vessco Midco Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	4.50%		7/2031	71,654	71,051	71,654
W.A. Kendall and Company, LLC(3)(4)(10)(22)	First lien senior secured loan	S+	5.75%		4/2030	53,159	52,249	51,644
W.A. Kendall and Company, LLC(3)(4)(10)(22)	First lien senior secured revolving loan	S+	5.88%		4/2030	4,553	4,480	4,431
VCI Asset Holdings 1 LLC(3)(4)(6)(31)	First lien senior secured loan	N/A	10.00%		11/2030	214,318	212,214	212,175
Vessco Midco Holdings, LLC(3)(4)(10)	First lien senior secured loan	S+	4.50%		7/2031	24,457	24,337	24,457

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

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Controlled/affiliated portfolio company investments
Debt Investments(7)
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(6)(24)(31)	Specialty finance debt investment	N/A		12.00%	7/2030	58,702	$58,702	$58,702
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(6)(24)(31)	Specialty finance debt investment	N/A		12.00%	11/2030	76,098	76,098	76,098
							134,800	134,800	0.7%
Specialty Retail
Notorious Holdings LLC (dba Beauty Industry Group)(3)(4)(9)(24)	First lien senior secured loan	S+		9.00%	12/2031	24,376	24,134	24,132
Notorious Topco, LLC (dba Beauty Industry Group)(3)(4)(9)(24)	First lien senior secured loan	S+		7.25%	12/2030	50,783	50,561	50,529
							74,695	74,661	0.4%
Total controlled/affiliated portfolio company debt investments							$209,495	$209,461	1.1%
Total controlled/affiliated misc. debt commitments(22)(23)(Note 8)							$—	$(51)	—%
Total controlled/affiliated portfolio company debt investments							$209,495	$209,410	1.1%

Equity Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(22)(24)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	26,517	$26,557	$34,762
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(24)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	29,407	29,448	46,607
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)(3)(5)(24)(30)(31)(34)	Specialty finance equity investment	N/A			N/A	137,069	137,069	136,815
							193,074	218,184	1.1%
Insurance
Fifth Season Investments LLC(3)(4)(24)(30)	Specialty finance equity investment	N/A			N/A	31	310,978	344,960
							310,978	344,960	1.7%
Joint ventures
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(5)(24)(30)(31)	LLC Interest	N/A			N/A	314,800	314,808	280,331
Blue Owl Credit SLF LLC(3)(5)(24)(30)(31)	LLC Interest	N/A			N/A	76,960	76,967	76,791
Blue Owl Leasing LLC(3)(5)(24)(29)(30)(31)	LLC Interest	N/A			N/A	17,237	17,237	17,229
							409,012	374,351	1.9%
Pharmaceuticals
LSI Financing LLC(3)(5)(22)(24)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	296,883	296,883	321,093
							296,883	321,093	1.6%
Specialty retail
Notorious Purchaser II, Inc. (dba Beauty Industry Group)(3)(4)(24)(29)(30)	Class B Common Stock	N/A			N/A	4,063	49,564	49,564
							49,564	49,564	0.3%
Total controlled/affiliated portfolio company equity investments							$1,259,511	$1,308,152	6.6%
Total controlled/affiliated portfolio company investments							$1,469,006	$1,517,562	7.7%
Total Investments							$35,983,158	$35,918,948	181.8%

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
_______________
(a)Contains a variable rate structure. Bears interest at a rate determined by SOFR.
(b)Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in net carrying value of the hedging item within interest expense.
(c)The Company has an ISDA agreement with Goldman Sachs Bank USA.
(d)The Company has an ISDA agreement with Deutsche Bank AG.
(e)The Company has an ISDA agreement with US Bank National Association.
(f) Contains a variable rate structure. Bears interest at a rate determined by BBSY.
(g)The associated change in foreign exchange rate of derivative is recorded along with the change in foreign exchange rate of the note within translation of assets and liabilities in foreign currencies.
(h)Contains a variable rate structure. Bears interest at a rate determined by EURIBOR.

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
_______________
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
(5)Investment measured at NAV
(6)Investment contains a fixed-rate structure.
(7)Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the SOFR (which can include one-, three-, six- or twelve-month SOFR), EURIBOR (which can include one-, three- or six-month EURIBOR), CORRA (which can include one- or three-month CORRA), BBSY (which can include one-, three-, or six-month BBSY), SONIA or an alternate base rate (which can include the Prime, at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(8)The interest rate on these investments is subject to 1 month SOFR, which as of December 31, 2025 was 3.69%.
(9)The interest rate on these investments is subject to 3 month SOFR, which as of December 31, 2025 was 3.65%.
(10)The interest rate on these investments is subject to 6 month SOFR, which as of December 31, 2025 was 3.57%
(11)Reserved.

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

Company	Fair value as of December 31, 2024	Gross Additions (a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair value as of December 31, 2025	Dividend Income	Interest and PIK Income	Other Income
Controlled Affiliates
AAM Series 2.1 Aviation Feeder, LLC(c)	$77,680	$36,408	$(2,132)	$10,749	$—	$122,705	$—	$7,500	$—
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	75,112	13,778	(86)	4,660	$—	93,464	—	6,328	—
Blue Owl Credit SLF LLC(d)	4,294	72,696	—	(199)	$—	76,791	3,355	—	—
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)	—	137,069	—	(254)	$—	136,815	896	—	—
Blue Owl Leasing LLC(d)	—	17,237	—	(8)	$—	17,229	—	—	—
Fifth Season Investments LLC	223,274	108,603	—	13,083	$—	344,960	30,144	—	—
LSI Financing LLC	293,775	221,952	(213,772)	19,138	$—	321,093	20,259	—	—
Notorious Topco, LLC (dba Beauty Industry Group)	—	124,258	—	(84)	$—	124,174	—	316	2
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(d)	311,609	—	—	(31,278)	$—	280,331	38,644	—	—
Total	$985,744	$732,001	$(215,990)	$15,807	$—	$1,517,562	$93,298	$14,144	$2

Non-Controlled Affiliates
LSI Financing 1 DAC	$4,771	$—	$(617)	$(49)	$—	$4,105	$342	$—	$—
Pluralsight, LLC	3,477	129	—	(1,303)	$—	2,303	—	207	3
Wingspire Capital Holdings LLC	—	9,000	—	1,156	$—	10,156	128	—	—
Total	$8,248	$9,129	$(617)	$(196)	$—	$16,564	$470	$207	$3
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
(27)As of December 31, 2025, the net estimated unrealized loss on investments for U.S. federal income tax purposes was $9.4 million based on a tax cost basis of $35.9 billion. As of December 31, 2025, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $358.1 million As of December 31, 2025, the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $348.7 million.
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
(30)Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted security” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $2.21 billion, or 11.2% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
25CXBFS SCSP (dba Xplor)	Limited Partner Interest	November 21, 2025
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC**	Specialty finance equity investment	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC**	Specialty finance equity investment	July 1, 2022
Accelerate Topco Holdings, LLC	Common Units	September 1, 2022
AlphaSense, LLC	Series E Preferred Shares	June 27, 2024
Amergin Asset Management, LLC	Specialty finance equity investment	July 1, 2022
ASP Conair Holdings LP	Class A Units	May 17, 2021
Baypine Commander Co-Invest, LP	LP Interest	June 6, 2025
BEHP Co-Investor II, L.P.	LP Interest	May 6, 2022
Bird Holding B.V. (fka MessageBird Holding B.V.)	Extended Series C Warrants	May 5, 2021
Blue Owl Credit SLF LLC*	LLC Interest	August 1, 2024
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)**	Specialty finance equity investment	September 19, 2025
Blue Owl Leasing LLC**	Joint Venture	October 14, 2025
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Chrome Investors LP	LP Interest	January 25, 2025
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	March 16, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	March 16, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Fifth Season Investments LLC**	Specialty finance equity investment	October 17, 2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 28, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
Hissho Sushi Holdings, LLC	Class A Units	May 17, 2022
Hockey Parent Holdings, L.P.	Class A Common Units	September 14, 2023
Ideal Topco, L.P.	Class A-1 Preferred Units	February 20, 2024
Ideal Topco, L.P.	Class A-2 Common Units	February 20, 2024
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 22, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Co-Invest 2, L.P.	Class A Units	October 15, 2025
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	December 12, 2023
KWOR Intermediate I, Inc. (dba Alacrity Solutions)	Preferred Stock	February 28, 2025
KWOR Intermediate I, Inc. (dba Alacrity Solutions)	Class A-1 Common Stock	February 28, 2025
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	Common Equity	January 8, 2025
LSI Financing 1 DAC**	Specialty finance equity investment	December 14, 2022

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
(33)Reserved.
(34)BOCSO was formed to hold alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of December 31, 2025, the portfolio consists of three investments totaling $500.0 million at cost and fair value, respectively, ranging in cost from $24.8 million to $304.4 million and with a fair value ranging from $24.8 million to $303.9 million. The largest investment is 62.0% of the total cost of BOCSO’s portfolio. As of December 31, 2025 the portfolio asset class composition was 62.0% ABF - Specialty finance, 33.0% ABF - Leasing, and 5.0% ABF - Commercial Real Estate.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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
Blue Owl Credit Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). Blue Owl consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies, (2) Real Assets, which focuses on three primary investment strategies: net lease, real estate credit and digital infrastructure, and (3) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
The Company received an exemptive order that permits it to offer multiple classes of shares of common stock and to impose varying sales loads, asset-based servicing and/or distribution fees and early withdrawal fees. On November 12, 2020, the Company commenced its initial public offering pursuant to which it offered, on a continuous basis, up to $2,500,000,000 in any combination of shares of Class S, Class D and Class I common stock. On February 14, 2022, the Company commenced its follow-on offering, pursuant to which it offered on a continuous basis, up to $13,500,000,000 in any combination of shares of Class S, Class D and Class I common stock. On December 6, 2024, the Company commenced its current offering, pursuant to which it is offering on a continuous basis, up to $14,000,000,000 in any combination of shares of Class S, Class D and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager” or “Blue Owl Securities”). The Dealer Manager is entitled to receive upfront selling commissions of up to 3.50% of the offering price of each Class S share sold in the offering and 1.50% of the offering price of each Class D share sold. Class I shares are not subject to upfront selling commissions. Any upfront selling commissions for the Class S shares and Class D shares sold in the offering will be deducted from the purchase price. Class S, Class D and Class I shares were offered at initial purchase prices per shares of $10.35, $10.15 and $10.00, respectively. Currently, the purchase price per share for each class of common stock varies, but will not be sold at a price below the Company’s net asset value per share of such class, as determined in accordance with the Company’s share pricing policy, plus applicable upfront selling commissions. The Company also engages in private placement offerings of its common stock.
Since meeting the minimum offering requirement and commencing its continuous public offering through March 31, 2026, the Company has issued 729,127,533 shares of Class S common stock, 106,367,824 shares of Class D common stock and 1,525,057,074 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to the Company’s distribution reinvestment

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

plan, for gross proceeds of $6.90 billion, $0.99 billion and $14.34 billion, respectively, including one thousand U.S. dollars of seed capital contributed by its Adviser in September of 2020, $25.0 million in gross proceeds raised from an entity affiliated with the Adviser and 170,725,747 shares of Class I common stock issued in a private placement to feeder vehicles primarily created to hold the Company’s Class I shares for gross proceeds of approximately $1.61 billion.
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
The Company does not consolidate its equity interests in AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”), LSI Financing LLC (“LSI Financing LLC”), Fifth Season Investments LLC (“Fifth Season”), BOCSO, Blue Owl Credit SLF LLC (“Credit SLF”), Wingspire Capital Holdings LLC (“Wingspire”), Blue Owl Leasing LLC (“Blue Owl Leasing”), and since November 2, 2022 has not consolidated its equity position in OCIC SLF. OCIC SLF was formed as a wholly-owned subsidiary of the Company and commenced operations on February 14, 2022. On November 2, 2022, the Company and State Teachers Retirement System of Ohio (“OSTRS” and together with the Company, the “Members” and each, a “Member”) entered into an Amended and Restated Limited Liability Company Agreement to co-manage OCIC SLF as a joint venture. See “Note 3 — Agreements and Related Party Transactions - Controlled/Affiliated Portfolio Companies”.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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
Financial and Derivative Instruments
The Company follows the guidance in ASC 815 Derivatives and Hedging, when accounting for all derivative instruments. The Company designated certain interest rate swaps as hedging instruments, and as a result, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s interest rate swaps are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available. For all other derivatives, the Company does not utilize hedge accounting and values such derivatives at fair value with the unrealized gains or losses recorded in “net change in unrealized gains (losses) from foreign currency and other transactions” in the Company’s Consolidated Statements of Operations. The Company nets its derivatives by counterparty across all derivative instruments, not taking into account collateral posted, which is recorded separately, if applicable.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes accretion and amortization of discounts or premiums. Certain investments may have contractual PIK interest or dividends, the majority of which is structured at initial underwriting. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event.
PIK interest and PIK dividend income consisted of the following for the periods:

	Three Months Ended March 31,
	2026	2025
PIK Interest Income	$35,317	$28,762
PIK Interest Income as a % of Investment Income	4.2%	4.1%
PIK Dividend Income	$15,439	$13,344
PIK Dividend Income as a % of Investment Income	1.9%	1.9%
Total PIK Income	$50,756	$42,106
Total PIK Income as a % of Investment Income	6.1%	6.0%
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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
Note 3. Agreements and Related Party Transactions
As of March 31, 2026, the Company had payables to affiliates of $86.9 million, comprised of $60.8 million of accrued performance based incentive fees, $20.6 million of management fees, and approximately $5.4 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement. As of December 31, 2025, the Company had payables to affiliates of $92.6 million, comprised of $62.6 million of accrued performance based incentive fees, $20.7 million of management fees, and $9.3 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement.
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
Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective, and will remain in effect and from year to year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent directors. On May 4, 2026, the Board approved the continuation of the Administration Agreement.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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
For the three months ended March 31, 2026 and 2025, the Company incurred expenses of approximately $2.6 million and $2.0 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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
Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from the date it first became effective, and will remain in effect and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, by a majority of independent directors. On May 4, 2026, the Board approved the continuation of the Investment Advisory Agreement.
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
For the three months ended March 31, 2026 and 2025, management fees were $62.2 million and $46.4 million, net of $229 thousand and $75 thousand in management fee waivers, respectively.
Pursuant to the Investment Advisory Agreement, the Adviser is entitled to an incentive fee. The incentive fee consists of two parts: (i) an incentive fee on income and (ii) an incentive fee on capital gains. Each part of the incentive fee is outlined below.
The incentive fee on income is calculated and payable quarterly in arrears and is based upon the Company’s pre- incentive fee net investment income for the immediately preceding calendar quarter. In the case of a liquidation of the Company or if the Investment Advisory Agreement is terminated, the fee will also become payable as of the effective date of the event.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The incentive fee on income for each calendar quarter is calculated as follows:
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
For the three months ended March 31, 2026 and 2025, the Company incurred performance based incentive fees on net investment income of $60.8 million and $52.7 million, respectively.
For the three months ended March 31, 2026 and 2025, the Company did not incur performance based incentive fees based on capital gains.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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
For the three months ended March 31, 2026 and 2025, subject to the 1.5% organization and offering cost cap, the Company accrued approximately $43 thousand and $100 thousand, respectively, of offering expenses that are reimbursable to the Adviser.
From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms.
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the Board and other conditions. On May 6, 2025, the Company, the Adviser and certain of their affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Order”) by the SEC for the Company to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of directors who are not “interested persons” of the Company, the Adviser, or any of their respective affiliates, as defined in the 1940 Act (“Independent Directors”) make certain conclusions in connection with certain co-investment transactions, including (1) in most instances when the Company co-invests with an affiliated entity (as defined in the co-investment application) in an issuer where an affiliated entity has an existing investment in the issuer unless the transaction is completed on a pro rata basis, and (2) if the Company disposes of an asset acquired in a co-investment transaction under the Order unless the disposition is done on a pro rata basis or the disposition is of a tradable security. Pursuant to the Order, the Board will oversee the Company’s participation in the co-investment program. As required by the Order, the Company has adopted, and the Board, including a required majority of the Independent Directors, has approved, policies and procedures reasonably designed to ensure compliance with the conditions of the Order. The Board, including a required majority of the Independent Directors, also reviewed the Co-Investment Policies of the Adviser to ensure that they are reasonably designed to prevent the Company from being disadvantaged by participation in the co-investment program. The Adviser and the Company’s Chief Compliance Officer will also provide reporting to the Board.
The Adviser is affiliated with Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” together with OTCA, OTCA II, OPFA and the Adviser, the “Blue Owl Credit Advisers”), which are also registered investment advisers. The Blue Owl Credit Advisers are indirect affiliates of Blue Owl and comprise part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. The Blue Owl Credit Advisers’ allocation policies seek to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates and address the co-investment restrictions set forth under the 1940 Act. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of the BDCs, interval fund, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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
For the three months ended March 31, 2026, the Company accrued servicing fees with respect to Class D shares of $0.3 million. For the three months ended March 31, 2026, the Company accrued servicing fees with respect to Class S shares of $13.3 million.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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
The Company has made investments in controlled, affiliated companies, including Amergin AssetCo, Fifth Season, BOCSO, LSI Financing LLC, OCIC SLF, Credit SLF, Blue Owl Leasing and Owl HP Finance. For further description of OCIC SLF, Credit SLF, and Blue Owl Leasing, see “Note 4— Investments”.
The Company has also made investments in non-controlled, affiliated companies, including LSI Financing 1 DAC (“LSI Financing DAC”) and Wingspire Capital Holdings LLC (“Wingspire”).
Amergin was created to invest in a leasing platform focused on railcar and aviation assets. Amergin consists of Amergin AssetCo and Amergin Asset Management, LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of March 31, 2026, the Company’s commitment to Amergin AssetCo is $231.6 million, of which $94.8 million is equity and $136.8 million is debt. As of March 31, 2026, the fair value of the Company’s investment in Amergin AssetCo was $216.2 million. The Company does not consolidate its equity interest in Amergin AssetCo.
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, the Company made an initial equity commitment to Fifth Season. As of March 31, 2026, the fair value of the Company’s investment in Fifth Season is $345.8 million. The Company does not consolidate its equity interest in Fifth Season.
BOCSO is a portfolio company formed to hold alternative credit assets, including ABF. ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. On September 18, 2025, the Company made an initial equity contribution to BOCSO. As of March 31, 2026, the Company’s investment at fair value in BOCSO was $246.7 million and the Company’s total commitment was $248.0 million. The Company does not consolidate its equity interest in BOCSO.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory Agreement equal to the Company’s pro rata amount of such consulting fee. On November 25, 2024, the Company made an initial equity commitment to LSI Financing LLC. As of March 31, 2026, the fair value of the Company’s investment in LSI Financing LLC is $561.4 million and the Company’s total commitment is $724.7 million. The Company does not consolidate its equity interest in LSI Financing LLC.
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial equity commitment to LSI Financing DAC. As of March 31, 2026, the fair value of the Company’s investment in LSI Financing DAC is $4.2 million and total commitment is $4.2 million. The Company does not consolidate its equity interest in LSI Financing DAC.
Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle-market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic/bridge financings. Wingspire conducts its business through an indirectly owned subsidiary, Wingspire Capital LLC. On November 7, 2025, the Company made its initial commitment to Wingspire. As of March 31, 2026, the fair value of the Company’s investment in Wingspire is $10.1 million and the Company’s total commitment is $45.0 million. The Company does not consolidate its equity interest in Wingspire.
Owl-HP Finance is an investment partnership with Hearthstone Residential Holdings (“Hearthstone”), a majority-owned subsidiary of Five Point Holdings, LLC (“Five Point”) (NYSE:FPH). Owl-HP Finance was created to invest in residential land banking (or lot option) programs that provide capital to public home builders. As of March 31, 2026, the Company’s investment at fair value in Owl-HP Finance was $44.1 million and the Company’s total commitment was $215.5 million. The Company does not consolidate its equity interest in Owl-HP Finance.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 4. Investments
Investments at fair value and amortized cost consisted of the below as of the following periods:

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$31,431,207	$30,985,887	$31,727,075	$31,597,264
Second-lien senior secured debt investments	1,482,929	1,342,673	1,554,896	1,500,498
Unsecured debt investments	433,479	439,084	463,745	479,850
Specialty finance debt investments	136,796	136,796	134,800	134,800
Preferred equity investments	517,490	506,595	508,942	496,312
Common equity investments	399,883	457,746	370,541	435,238
Specialty finance equity investments	1,209,838	1,293,753	814,147	900,635
Joint ventures	412,634	337,916	409,012	374,351
Total Investments	$36,024,256	$35,500,450	$35,983,158	$35,918,948

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The industry composition of investments based on fair value consisted of the below as of the following periods:

	March 31, 2026	December 31, 2025
Advertising and media	1.4%	1.3%
Aerospace and defense	0.8	0.9
Asset based lending and fund finance(1)	1.7	1.5
Automotive services	2.2	2.1
Automotive aftermarket(5)	0.0	0.0
Buildings and real estate(6)	3.1	2.9
Business services	4.1	3.9
Chemicals	2.2	2.1
Consumer products	1.4	1.6
Containers and packaging	2.5	2.7
Distribution	2.2	2.5
Education	0.5	0.6
Energy equipment and services	0.2	0.2
Financial services	6.4	6.5
Food and beverage	4.6	4.7
Healthcare equipment and services	6.9	7.0
Healthcare providers and services	13.2	13.9
Healthcare technology	5.8	5.6
Household products	1.6	1.5
Human resource support services	0.7	0.7
Infrastructure and environmental services	2.3	2.3
Insurance(2)	8.7	8.8
Internet software and services	12.5	11.6
Joint ventures(3)	1.0	1.0
Leisure and entertainment	2.7	2.8
Manufacturing	1.4	2.0
Pharmaceuticals(4)	2.3	1.4
Professional services	4.7	4.8
Specialty retail	0.9	0.9
Telecommunications	1.5	1.7
Transportation	0.5	0.5
Total	100.0%	100.0%

(1)Includes investments in Amergin AssetCo, BOCSO and Wingspire.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investments in OCIC SLF, Credit SLF and Blue Owl Leasing. See below, within Note 4, for more information regarding OCIC SLF, Credit SLF and Blue Owl Leasing.
(4)Includes equity investments in LSI Financing DAC and LSI Financing LLC.
(5)Rounds to less than 0.1%.
(6)Includes investments in Owl-HP Finance.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The geographic composition of investments based on fair value consisted of the below as of the following periods:

	March 31, 2026	December 31, 2025
United States:
Midwest	17.9%	17.5%
Northeast	22.1	21.9
South	32.0	32.8
West	19.2	19.2
International	8.8	8.6
Total	100.0%	100.0%

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
On the OCIC SLF Effective Date, the Company was deemed to have made a capital contribution of approximately $108.9 million and OSTRS acquired a 12.5% interest in OCIC SLF from the Company for approximately $15.6 million. The amount of the Company’s deemed contribution, and OSTRS’ purchase from the Company, were based on the fair value of the OCIC SLF SPV Debt Facility Assets less certain amounts that had been distributed to the Company and subject to certain adjustments. In connection therewith, the Company and OSTRS agreed and acknowledged that OCIC SLF SPV Debt Facility Assets were assets of OCIC SLF as if they had been acquired pursuant to the terms of the LLC Agreement.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The table below sets forth OCIC SLF’s consolidated financial data as of and for the following periods:

	As of March 31, 2026	As of December 31, 2025
Consolidated Balance Sheet Data
Cash	$104,543	$58,827
Investments at fair value	1,586,262	1,626,107
Total Assets	1,715,337	1,704,149
Total Debt (net of unamortized debt issuance costs)	1,312,638	1,312,107
Total Liabilities	1,423,425	1,383,769
Total OCIC SLF Members' Equity	291,912	320,380

	For the Three Months Ended March 31,
	2026	2025
Consolidated Statement of Operations Data
Income
Investment income	$28,150	$34,149
Expenses
Net operating expenses	20,898	21,958
Net investment income (loss)	$7,252	$12,191
Total net realized and unrealized gain (loss)	(38,467)	(23,351)
Net Increase (Decrease) in OCIC SLF Members' Equity Resulting from Operations	$(31,215)	$(11,160)
The Company’s proportional share of OCIC SLF’s distributions for the following period:

	For the Three Months Ended March 31,
	2026	2025
Dividend income	$6,346	$9,590
Blue Owl Credit SLF LLC
Credit SLF, a Delaware limited liability company, is a joint venture among the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Technology Finance Corp., Blue Owl Technology Income Corp., and State Teachers Retirement System of Ohio (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”). Credit SLF’s principal purpose is to make investments primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board of directors comprised of an equal number of directors appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Credit SLF Members coinvest through Credit SLF, or its wholly owned subsidiaries. Credit SLF’s date of inception was May 6, 2024 and Credit SLF made its first portfolio company investment on July 23, 2024.
Credit SLF’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, determination of such fair value is not included in the Company’s valuation process.
Other than for purposes of the 1940 Act, the Company does not believe it has control over this portfolio company. Accordingly, the Company does not consolidate its non-controlling interest in Credit SLF.
On May 15, 2025 the Credit SLF Members modified their capital commitments to Credit SLF and the Company’s capital commitment was increased to $46.3 million. On September 4, 2025, certain Credit SLF Members increased their capital commitments to Credit SLF and the Company’s capital commitment was increased to $87.2 million. In the first quarter of 2026, certain Credit SLF Members further increased their capital commitments to Credit SLF and the Company’s capital commitment was increased to $136.4 million of which $49.3 million was unfunded as of March 31, 2026.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

As of March 31, 2026, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)
Blue Owl Capital Corporation	$446,460	$427,085	66.1%
Blue Owl Capital Corporation II(2)	244	244	0.0%
Blue Owl Credit Income Corp.	136,419	87,169	13.5%
Blue Owl Technology Finance Corp.	53,812	34,937	5.4%
Blue Owl Technology Income Corp.	16,161	16,161	2.5%
State Teachers Retirement System of Ohio	93,299	80,799	12.5%
Total	$746,395	$646,395	100.0%
_______________
(1)     This represents each equity holder’s ownership percentage at March 31, 2026 based on net contributed capital.
(2) Economic ownership interest for Blue Owl Capital Corporation II is 0.04%.
The table below sets forth Credit SLF’s consolidated financial data as of and for the following periods:

	As of March 31, 2026	As of December 31, 2025
Consolidated Balance Sheet Data
Cash	$167,235	$124,718
Investments at fair value	2,417,836	2,343,367
Total Assets	2,616,236	2,477,523
Total Debt (net of unamortized debt issuance costs)	1,831,178	1,728,363
Total Liabilities	2,026,448	1,863,454
Total Credit SLF Members’ Equity	$589,788	$614,069

	Three Months Ended March 31,
	2026	2025
Consolidated Statement of Operations Data
Investment income	$41,005	$23,696
Net operating expenses	25,030	13,659
Net investment income (loss)	$15,975	$10,037
Total net realized and unrealized gain (loss)	(51,991)	(16,103)
Net Increase (Decrease) in Credit SLF Members’ Equity Resulting from Operations	$(36,016)	$(6,066)
The Company’s proportional share of Credit SLF’s distributions for the following periods:

	Three Months Ended March 31,
	2026	2025
Dividend income	$1,728	$123
Blue Owl Leasing LLC
Blue Owl Leasing, a Delaware limited liability company, is a joint venture among the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Technology Finance Corp., Blue Owl Technology Income Corp., Blue Owl Alternative Credit Fund and California State Teachers Retirement System (each, a “Blue Owl Leasing Member” and collectively, the “Blue Owl Leasing Members”). Blue Owl Leasing’s principal purpose is to make investments, either directly or indirectly through financing subsidiaries or other persons, primarily in leases and loans. Investment decisions must be approved by Blue Owl Leasing. The Blue Owl Leasing Members coinvest through Blue Owl Leasing, or its wholly owned subsidiaries. Blue Owl Leasing’s date of inception was June 30, 2025 and Blue Owl Leasing made its first portfolio company investment on October 23, 2025.
Blue Owl Leasing’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, such fair value is not included in the Company’s valuation process.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Other than for purposes of the 1940 Act, the Company does not believe it has control over this portfolio company. Accordingly, the Company does not consolidate its non-controlling interest in Blue Owl Leasing.
As of March 31, 2026, the capital commitment, called capital and economic ownership of each Blue Owl Leasing Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)
Blue Owl Capital Corporation	$860	$860	2.2%
Blue Owl Capital Corporation II	90	90	0.2%
Blue Owl Credit Income Corp.	30,952	1,900	4.7%
Blue Owl Technology Finance Corp.	8,955	800	2.0%
Blue Owl Technology Income Corp.	3,918	350	0.9%
Blue Owl Alternative Credit Fund	31,000	31,000	77.5%
California State Teachers Retirement System	10,825	5,000	12.5%
Total	$86,600	$40,000	100.0%
_______________
(1)     This represents each equity holder’s ownership percentage at March 31, 2026, based on net contributed capital.
The table below sets forth Blue Owl Leasing’s consolidated financial data as of and for the following period:

	As of March 31, 2026	As of December 31, 2025(1)
Consolidated Balance Sheet Data
Cash	$9,981	$34,555
Investments at fair value	39,363	39,628
Total Assets	49,650	74,531
Total Debt (net of unamortized debt issuance costs)	9,374	9,754
Total Liabilities	9,861	10,076
Total Blue Owl Leasing Members’ Equity	$39,789	$64,455
_______________
(1)     The Company’s date of inception was June 30, 2025.

For the Three Months Ended March 31,
2026
Consolidated Statement of Operations Data
Income
Investment income	$1,043
Expenses
Net operating expenses	871
Net investment income (loss)	$172
Total net realized and unrealized gain (loss)	(239)
Net Increase (Decrease) in Blue Owl Leasing Members’ Equity Resulting From Operations	$(67)
Blue Owl Leasing did not distribute any dividends to the Company for the period ended March 31, 2026.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 215% and 223% as of March 31, 2026 and December 31, 2025, respectively.
Debt obligations consisted of the following as of the following periods:

	March 31, 2026
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)(4)	$3,900,000	$568,310	$3,240,717	$(19,252)	$549,058
SPV Asset Facility I	650,000	238,600	12,852	(7,175)	231,425
SPV Asset Facility II	2,000,000	932,000	90,328	(17,026)	914,974
SPV Asset Facility III	2,000,000	1,233,500	182,404	(15,690)	1,217,810
SPV Asset Facility IV	500,000	240,000	96,398	(5,171)	234,829
SPV Asset Facility V	750,000	606,250	46,002	(4,996)	601,254
SPV Asset Facility VI	1,350,000	746,000	80,572	(10,988)	735,012
SPV Asset Facility VII(2)	500,000	463,319	6,657	(2,457)	460,862
SPV Asset Facility VIII	1,000,000	587,500	80,629	(5,162)	582,338
SPV Asset Facility IX	300,000	230,000	59,095	(2,535)	227,465
SPV Asset Facility X	750,000	250,000	80,144	(4,779)	245,221
SPV Asset Facility XI	500,000	218,000	31,727	(2,820)	215,180
CLO VIII	375,000	375,000	—	(2,165)	372,835
CLO XI	260,000	260,000	—	(1,464)	258,536
CLO XV	312,000	312,000	—	(2,443)	309,557
CLO XVI	420,000	420,000	—	(2,374)	417,626
CLO XVII	325,000	325,000	—	(2,515)	322,485
CLO XVIII	260,000	260,000	—	(1,659)	258,341
CLO XIX	260,000	260,000	—	(1,807)	258,193
CLO XXII	737,500	737,500	—	(3,028)	734,472
CLO XXIV	600,000	600,000	—	(1,813)	598,187
September 2026 Notes	350,000	350,000	—	(805)	349,195
February 2027 Notes	500,000	500,000	—	(1,391)	498,609
September 2027 Notes(3)	600,000	600,000	—	2,808	599,155
AUD 2027 Notes(2)(3)(5)	301,816	301,816	—	(1,560)	305,128
May 2028 Notes(3)	500,000	500,000	—	(5,911)	494,580
June 2028 Notes(3)	650,000	650,000	—	4,747	650,802
January 2029 Notes(3)	550,000	550,000	—	117	547,486
September 2029 Notes(3)	900,000	900,000	—	(6,456)	909,618
March 2030 Notes(3)	1,000,000	1,000,000	—	(16,896)	965,528
EUR 2031 Notes(2)(3)	576,212	576,212	—	(8,690)	553,870
March 2031 Notes(3)	750,000	750,000	—	(14,964)	738,375
Total Debt	$24,427,528	$16,541,007	$4,007,525	$(166,320)	$16,358,006

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.
(4)The amount available is reduced by $91.0 million of outstanding letters of credit.
(5)AUD 2027 Notes are net of a cross-currency swap.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance (Costs) Premium	Net Carrying Value
Revolving Credit Facility(2)(4)	$3,850,000	$995,268	$2,774,463	$(20,441)	$974,827
SPV Asset Facility I	650,000	238,600	32,307	(7,346)	231,254
SPV Asset Facility II	2,000,000	932,000	173,356	(18,062)	913,938
SPV Asset Facility III	2,000,000	1,233,500	142,656	(16,599)	1,216,901
SPV Asset Facility IV	500,000	175,000	135,793	(5,314)	169,686
SPV Asset Facility V	750,000	606,250	43,905	(5,344)	600,906
SPV Asset Facility VI	1,350,000	646,000	48,201	(12,323)	633,677
SPV Asset Facility VII(2)	500,000	463,585	35,092	(2,650)	460,935
SPV Asset Facility VIII	1,000,000	587,500	100,696	(5,293)	582,207
SPV Asset Facility IX	300,000	230,000	27,908	(2,693)	227,307
SPV Asset Facility X	750,000	—	—	(5,206)	(5,206)
CLO VIII	375,000	375,000	—	(2,213)	372,787
CLO XI	260,000	260,000	—	(1,466)	258,534
CLO XV	312,000	312,000	—	(2,504)	309,496
CLO XVI	420,000	420,000	—	(2,432)	417,568
CLO XVII	325,000	325,000	—	(2,575)	322,425
CLO XVIII	260,000	260,000	—	(1,699)	258,301
CLO XIX	260,000	260,000	—	(1,776)	258,224
CLO XXII	737,500	737,500	—	(3,238)	734,262
September 2026 Notes	350,000	350,000	—	(1,219)	348,781
February 2027 Notes	500,000	500,000	—	(1,783)	498,217
September 2027 Notes(3)	600,000	600,000	—	3,252	602,558
AUD 2027 Notes(2)(3)(5)	300,771	300,771	—	(1,801)	297,500
May 2028 Notes(3)	500,000	500,000	—	(6,572)	497,070
June 2028 Notes(3)	650,000	650,000	—	5,232	655,313
January 2029 Notes(3)	550,000	550,000	—	(8,860)	551,308
September 2029 Notes(3)	900,000	900,000	—	(6,878)	916,757
March 2030 Notes(3)	1,000,000	1,000,000	—	(17,838)	970,380
EUR 2031 Notes(2)(3)	587,218	587,218	—	(9,107)	571,783
March 2031 Notes(3)	750,000	750,000	—	(15,595)	742,633
Total Debt	$23,287,489	$15,745,192	$3,514,377	$(180,343)	$15,590,329

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.
(4)The amount available is reduced by $80.3 million of outstanding letters of credit.
(5)AUD 2027 Notes are net of a cross-currency swap.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The below table represents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
	2026	2025
Interest expense	$246,682	$213,576
Amortization of debt issuance costs	11,022	11,038
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items included in interest expense(1)	(497)	(8,054)
Total Interest Expense	$257,207	$216,560
Average interest rate	6.1%	6.8%
Average daily borrowings	$16,279,343	$12,499,494

(1)Refer to the September 2027, AUD 2027, May 2028, June 2028, January 2029, September 2029, March 2030, EUR 2031, and March 2031 Notes for details on the facilities’ interest rate swaps.
Credit Facilities
Revolving Credit Facility
On August 11, 2022, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Revolving Credit Lender” and collectively, the “Revolving Credit Lenders”) and Sumitomo Mitsui Banking Corporation, as Administrative Agent. On October 18, 2024 (the “Revolving Credit Facility Third Amendment Date”), the Revolving Credit Facility was amended to extend the availability period and maturity date, increase the total facility amount and make various other changes. The following describes the terms of the Revolving Credit Facility as modified through January 23, 2026.
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
The Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $3.90 billion, which is comprised of (a) a term loan in a principal amount of $150.0 million and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $3.75 billion (increased from $3.70 billion to $3.75 billion on January 23, 2026). The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $4.60 billion through the Company’s exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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
The SPV Asset Facility VII provides for the ability to draw and redraw revolving loans under the SPV Asset Facility VII for a period of until May 21, 2027 (the “SPV Asset Facility VII Reinvestment Period”) unless the SPV Asset Facility VII Reinvestment Period is terminated sooner as provided in the SPV Asset Facility VII. Unless otherwise terminated, the SPV Asset Facility VII will mature two years after the last day of the SPV Asset Facility VII Reinvestment Period on May 21, 2029 (the “SPV Asset Facility VII Stated Maturity”). To the extent the commitments are terminated or permanently reduced during the first two years following the SPV Asset Facility VII Closing Date, Core Income Funding VII may owe a prepayment penalty. Prior to the SPV Asset Facility VII Stated Maturity, proceeds received by Core Income Funding VII from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility VII Stated Maturity, Core Income Funding VII must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.
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
Amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, their cost of funds) plus an applicable margin of (i) with respect to the Class A-R Loans and the Class A-T Loans, 1.75%, (ii) with respect to the Class A-D1 Loans, 1.65%, (iii) with respect to the Class A-D2 Loans, 1.93%, (iv) with respect to the Class A-D3 Loans, 1.78% and (v) with respect to the Class A-D4 Loans, 2.06%. From the SPV Asset Facility VIII Closing Date to the SPV Asset Facility VIII

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Commitment Termination Date, there is a commitment fee that steps up on the date that is three months after the SPV Asset Facility VIII Closing Date from 0.25% to 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility VIII.
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
SPV Asset Facility XI
On March 5, 2026 (the “SPV Asset Facility XI Closing Date”), Core Income Funding XI LLC (“Core Income Funding XI”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Credit Agreement (the “SPV Asset Facility XI”), with Core Income Funding XI, as borrower, the Adviser, as servicer, the lenders from time to time parties thereto, Bank

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

of America, N.A., as administrative agent, The Bank of New York Mellon Trust Company, National Association, as collateral agent and as collateral custodian and Bank of America, N.A., as sole lead arranger and sole book manager.
The maximum principal amount of SPV Asset Facility XI is $500.0 million; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Core Income Funding XI’s assets from time to time, and satisfaction of certain conditions, including certain portfolio criteria.
The SPV Asset Facility XI provides for the ability to draw and redraw revolving loans under the SPV Asset Facility XI for a period of up to two years after the SPV Asset Facility XI Closing Date unless the commitments are terminated sooner as provided in the SPV Asset Facility XI (the “SPV Asset Facility XI Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility XI will mature on March 5, 2029 (the “SPV Asset Facility XI Stated Maturity”). Prior to the SPV Asset Facility XI Stated Maturity, proceeds received by Core Income Funding XI from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility XI Stated Maturity, Core Income Funding XI must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.
Amounts drawn in U.S. dollars are benchmarked to Term SOFR or Daily SOFR (depending on the timing of the borrowing), plus a spread equal to 1.35%. The SPV Asset Facility XI also allows for amounts drawn in U.S. dollars to bear interest at an alternate base rate without a spread. From the SPV Asset Facility XI Closing Date to the SPV Asset Facility XI Commitment Termination Date, there is a commitment fee, calculated on a daily basis, ranging from 0.45% to 1.10% on the undrawn amount under the SPV Asset Facility XI.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Concurrently with the issuance of the CLO VIII Secured Notes and the borrowing under the Class A-L Loans, the CLO VIII Issuer issued approximately $101.7 million of subordinated securities in the form of 101,675 preferred shares at an issue price of one thousand U.S. dollars per share (the “CLO VIII Preferred Shares”).
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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
Concurrently with the issuance of the CLO XI Secured Notes and the borrowing under the CLO XI Class A-1L Loans, the CLO XI Issuer issued approximately $135.8 million of subordinated securities in the form of 135,820 preferred shares at an issue price of one thousand U.S. dollars per share (the “CLO XI Preferred Shares”).
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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
Concurrently with the issuance of the CLO XII Secured Notes and the borrowing under the CLO XII Class A-1L Loans, the CLO XII Issuer issued approximately $136.5 million of subordinated securities in the form of 136,500 preferred shares at an issue price of one thousand U.S. dollars per share (the “CLO XII Preferred Shares”).
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
Concurrently with the issuance of the CLO XV Secured Notes, the CLO XV Issuer issued approximately $166.0 million of subordinated securities in the form of 165,980 preferred shares at an issue price of one thousand U.S. dollars per share (the “CLO XV Preferred Shares”).
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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
The CLO XV Secured Notes are the secured obligation of the CLO XV Issuer, and the CLO XV Indenture each include customary covenants and events of default.
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
Concurrently with the issuance of the CLO XVI Secured Notes, the CLO XVI Issuer issued approximately $177.0 million of subordinated securities in the form of 177,000 preferred shares at an issue price of one thousand U.S. dollars per share (the “CLO XVI Preferred Shares”).
As part of the CLO XVI Transaction, the Company entered into a loan sale agreement with the CLO XVI Issuer dated as of the CLO XVI Closing Date (the “OCIC CLO XVI Loan Sale Agreement”), which provided for the contribution of approximately $206.6 million funded par amount of middle-market loans from the Company to the CLO XVI Issuer on the CLO XVI Closing Date and for future sales from the Company to the CLO XVI Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XVI Secured Notes. The remainder of the initial portfolio assets securing the CLO XVI Secured Notes consisted of approximately $356.5 million funded par amount of middle-market loans purchased by the CLO XVI Issuer from Core Income Funding II LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO XVI Closing Date between the CLO XVI Issuer and Core Income Funding II LLC (the “CLO XVI Core Income Funding II Loan Sale Agreement”). The Company and Core Income Funding II LLC each made customary representations, warranties, and covenants to the CLO XVI Issuer under the applicable loan sale agreement. No gain or loss was recognized as a result of these sales and contributions.
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
The CLO XVI Secured Notes are the secured obligation of the CLO XVI Issuer, and the CLO XVI Indenture includes customary covenants and events of default.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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
Concurrently with the issuance of the CLO XVII Secured Notes, the CLO XVII Issuer issued approximately $175.6 million of subordinated securities in the form of 177,590 preferred shares at an issue price of one thousand U.S. dollars per share (the “CLO XVII Preferred Shares”).
As part of the CLO XVII Transaction, the Company entered into a loan sale agreement with the CLO XVII Issuer dated as of the CLO XVII Closing Date (the “CLO XVII OCIC Loan Sale Agreement”), which provided for the contribution of approximately $463.2 million funded par amount of middle-market loans from the Company to the CLO XVII Issuer on the CLO XVII Closing Date and for future sales from the Company to the CLO XVII Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XVII Secured Notes. The remainder of the initial portfolio assets securing the CLO XVII Secured Notes consisted of approximately $12.0 million funded par amount of middle-market loans purchased by the CLO XVII Issuer from Core Income Funding I LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO XVII Closing Date between the CLO XVII Issuer and Core Income Funding I LLC (the “CLO XVII Core Income Funding I Loan Sale Agreement”). The Company and Core Income Funding I LLC each made customary representations, warranties, and covenants to the CLO XVII Issuer under the applicable loan sale agreement. No gain or loss was recognized as a result of these sales and contributions.
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
Concurrently with the issuance of the CLO XVIII Secured Notes, the CLO XVIII Issuer issued approximately $139.8 million of subordinated securities in the form of 139,800 preferred shares at an issue price of one thousand U.S. dollars per share (the “CLO XVIII Preferred Shares”).
As part of the CLO XVIII Transaction, the Company entered into a loan sale agreement with the CLO XVIII Issuer dated as of the CLO XVIII Closing Date (the “CLO XVIII OCIC Loan Sale Agreement”), which provided for the contribution of approximately $246.2 million funded par amount of middle-market loans from the Company to the CLO XVIII Issuer on the CLO XVIII Closing Date and for future sales from the Company to the CLO XVIII Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XVIII Secured Notes. The remainder of the initial portfolio assets securing the CLO XVIII Secured Notes consisted of approximately $146.4 million funded par amount of middle-market loans purchased by the CLO XVIII Issuer from Core Income Funding IV LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO XVIII Closing Date between the CLO XVIII Issuer and Core Income Funding IV LLC (the “CLO XVIII Core

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Income Funding IV Loan Sale Agreement”). The Company and Core Income Funding IV LLC each made customary representations, warranties, and covenants to the CLO XVIII Issuer under the applicable loan sale agreement. No gain or loss was recognized as a result of these sales and contributions.
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
Concurrently with the issuance of the CLO XIX Secured Notes, the CLO XIX Issuer issued approximately $141.3 million of subordinated securities in the form of 141,300 preferred shares at an issue price of one thousand U.S. dollars per share (the “CLO XIX Preferred Shares”).
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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
Concurrently with the issuance of the CLO XXII Secured Notes, the CLO XXII Issuer issued approximately $262.7 million of subordinated securities in the form of 262,700 preferred shares at an issue price of one thousand U.S. dollars per share (the “CLO XXII Preferred Shares”).
As part of the CLO XXII Transaction, the Company entered into a loan sale agreement with the CLO XXII Issuer dated as of the CLO XXII Closing Date (the “CLO XXII OCIC Loan Sale Agreement”), which provided for the contribution and sale of approximately $496.7 million funded par amount of middle market loans from the Company to the CLO XXII Issuer on the CLO XXII Closing Date and for future sales from the Company to the CLO XXII Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XXII Debt. The remainder of the initial portfolio assets securing the CLO XXII Debt consisted of approximately $457.6 million funded par amount of middle market loans purchased by the Issuer from Core Income Funding IV LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO XXII Closing Date between the CLO XXII Issuer and Core Income Funding IV LLC (the “CLO XXII Core Income Funding IV Loan Sale Agreement”). The Company and Core Income Funding IV LLC each made customary representations, warranties, and covenants to the Issuer under the applicable loan sale agreement. No gain or loss was recognized as a result of these sales or contributions.
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
CLO XXIV
On March 5, 2026 (the “CLO XXIV Closing Date”), the Company completed a $800.0 million term debt securitization transaction (the “CLO XXIV Transaction”). The secured notes and preferred shares issued in the CLO XXIV Transaction and the secured loan borrowed in the CLO XXIV Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Owl Rock CLO XXIV, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XXIV Issuer”).

The CLO XXIV Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO XXIV Closing Date (the “CLO XXIV Indenture”), by and among the CLO XXIV Issuer and The Bank of New York Mellon Trust Company, National Association: (i) $383 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 1.39%, (ii) $108 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 1.70% and (iii) $56 million of A(sf) Class C Notes, which bear interest at three-month term SOFR plus 1.90% (together, the “CLO XXIV Secured Notes”) and (B) the borrowing by the Issuer of (i) $53 million under floating rate Class A-L loans (the “CLO XXIV Class A-L Loans” and together with the Secured Notes, the “CLO XXIV Debt”). The Class A-L Loans bear interest

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

at three-month term SOFR plus 1.39%. The Class A-L Loans were borrowed under a credit agreement (the “CLO XXIV A-L Credit Agreement”), dated as of the CLO XXIV Closing Date, by and among the CLO XXIV Issuer, as borrower, the lenders party thereto, and The Bank of New York Mellon Trust Company, National Association, as collateral trustee and loan agent. The CLO XXIV Debt is secured by middle market loans, participation interests in middle market loans and other assets of the CLO XXIV Issuer. The CLO XXIV Debt is scheduled to mature on the Payment Date (as defined in the CLO XXIV Indenture) in January 2038. The CLO XXIV Secured Notes were privately placed by J.P. Morgan Securities LLC, as Placement Agent.

Concurrently with the issuance of the CLO XXIV Secured Notes, the CLO XXIV Issuer issued approximately $200.95 million of subordinated securities in the form of 200,950 preferred shares at an issue price of one thousand U.S. dollars per share (the “CLO XXIV Preferred Shares”).

As part of the CLO XXIV Transaction, the Company entered into a loan sale agreement with the CLO XXIV Issuer dated as of the CLO XXIV Closing Date (the “CLO XXIV BOCIC Loan Sale Agreement”), which provided for the contribution and sale of approximately $766.018 million funded par amount of middle market loans from the Company to the CLO XXIV Issuer on the CLO XXIV Closing Date and for future sales from the Company to the CLO XXIV Issuer on an ongoing basis. Such loans constituted the initial portfolio of assets securing the CLO XXIV Debt. The Company made customary representations, warranties, and covenants to the Issuer under the loan sale agreement. No gain or loss was recognized as a result of these sales or contributions.
Through January 2030, a portion of the proceeds received by the CLO XXIV Issuer from the loans securing the CLO XXIV Debt may be used by the CLO XXIV Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO XXIV Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.

The CLO XXIV Debt is the secured obligation of the CLO XXIV Issuer, and the CLO XXIV Indenture and the CLO XXIV A-L Credit Agreement each include customary covenants and events of default.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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
In connection with the issuance of the September 2027 Notes, on October 18, 2022, the Company entered into centrally cleared interest rate swaps. The notional amount of the centrally cleared interest rate swap was $600.0 million. The Company received fixed rate interest at 7.750% and paid variable rate interest based on SOFR plus 3.840%. The centrally cleared interest rate swaps had a termination date of September 16, 2027. On September 16, 2025, the Company terminated the centrally cleared interest rate swaps and received proceeds equal to the fair value of the centrally cleared interest rate swaps as of the termination date totaling $6.3 million. Contemporaneously, the Company entered into a bilateral interest rate swap with the same notional, fixed rate and termination date as the swaps terminated, and a variable rate interest based on SOFR plus 4.325%. The adjustment to the net carrying value of the September 2027 Notes offsetting the fair value of the centrally cleared swaps was capitalized to the September 2027 Notes as of the swap termination date and will amortize to the September 2027 Notes maturity date as a component of interest expense on the Consolidated Statements of Operations. The interest expense related to the September 2027 Notes is equally offset by the proceeds received from the fixed rate leg of the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2026, the interest rate swap had a fair value of $(3.8) million ($(0.1) million net of the present value of the cash flows of the September 2027 Notes). As of December 31, 2025, the interest rate swap had a fair value of $(0.8) million ($(0.1) million net of the present value of the cash flows of the September 2027 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps, is offset by the change in net carrying value of the September 2027 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. For the three months ended March 31, 2026, the Company made periodic payments of $1.7 million.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

In connection with the issuance of the AUD 2027 Notes, the Company entered into both a bilateral cross-currency swap and interest rate swap, for notional amounts of A$379.0 million and A$71.0 million, respectively. The Company will receive fixed rate interest of 6.500% and will pay variable rate interest based on, one-month SOFR plus 2.67% and three-month BBSY plus 2.72%, for the bilateral cross-currency swap and interest rate swap, respectively. The swaps mature on October 23, 2027. For the three months ended March 31, 2026, the Company did not make periodic payments for the cross-currency swap or interest rate swap. For the three months ended March 31, 2025, the Company did not make periodic payments for the cross-currency swap and interest rate swap. The interest expense related to the AUD 2027 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2026, the swaps had an aggregate fair value of $3.9 million ($(0.3) million net of the present value of the cash flows of the AUD 2027 Notes). As of December 31, 2025, the interest rate swap had a fair value of $(2.1) million ($(0.7) million net of the present value of the cash flows of the AUD 2027 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the AUD 2027 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations. The change in foreign exchange rate of the cross-currency swap is offset by the change in foreign exchange rate of the AUD 2027 Notes, with the remaining difference included as a component of translation of assets and liabilities in foreign currencies on the Company’s Consolidated Statements of Operations.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

In connection with the issuance of the May 2028 Notes, on May 23, 2025 the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swaps is $500.0 million. The Company will receive fixed rate interest at 5.900% and pay variable rate interest based on SOFR plus 2.1761%. The interest rate swaps mature on May 23, 2028. For the three months ended March 31, 2026, the Company did not make periodic payments. The interest expense related to the May 2028 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2026, the interest rate swap had a fair value of $0.5 million, ($(0.3) net of the present value of the cash flows of the May 2028 Notes). As of December 31, 2025, the interest rate swap had a fair value of $3.9 million ($0.3 million net of the present value of the cash flows of the May 2028 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the May 2028 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
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
In connection with the issuance of the June 2028 Notes, on February 16, 2024, the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $650.0 million. The Company will receive fixed rate interest at 7.950% and pay variable rate interest based on SOFR plus 3.790%. The centrally cleared interest rate swaps had a termination date of May 13, 2028. On December 15, 2025, the Company terminated the centrally cleared interest rate swaps and received proceeds equal to the fair value of the centrally cleared interest rate swaps as of the termination date totaling $11.4 million. Contemporaneously, the Company entered into a bilateral interest rate swap with the same notional, fixed rate and termination date as the terminated swaps, and a

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

variable rate interest based on SOFR plus 4.486%. The basis adjustment to the net carrying value of the June 2028 Notes offsetting the fair value of the centrally cleared interest rate swaps was capitalized to the June 2028 Notes as of the swap termination date and will amortize to the June 2028 Notes maturity date as a component of interest expense on the Consolidated Statements of Operations. The interest expense related to the June 2028 Notes is equally offset by the proceeds received from the fixed rate leg of the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2026, the interest rate swap had a fair value of $(4.0) million ($(0.1) million net of the present value of the cash flows of the June 2028 Notes). As of December 31, 2025, the interest rate swap had a fair value of 0.1 million ($0.0 million net of the present value of the cash flows of the June 2028 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps including the interest rate swap through their termination date, is offset by the change in net carrying value of the June 2028 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations. For the three months ended March 31, 2026, the Company did not make any periodic payments.
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
In connection with the issuance of the January 2029 Notes, on November 28, 2023 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $550.0 million. The Company will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.647%. For the three months ended March 31, 2026 and 2025, the Company made periodic payments of $0.6 million and $2.9 million, respectively. The centrally cleared interest rate swaps had a

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

termination date of January 15, 2029. On January 15, 2026, the Company terminated the centrally cleared interest rate swap and received proceeds equal to the fair value of the centrally cleared interest rate swap as of the termination date, adjusted for accrued swap interest then owed, totaling $10.1 million. Contemporaneously, the Company entered into a bilateral interest rate swap with the same notional, fixed rate and termination date as the swaps terminated, and a variable rate interest based on SOFR plus 4.2310%. The adjustment to the net carrying value of the 2029 Notes offsetting the fair value of the centrally cleared swaps was capitalized to the 2029 Notes as of the swap termination date and will amortize to the maturity date as a component of interest expense on the Consolidated Statements of Operations.
The interest expense related to the January 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2026, the interest rate swap had a fair value of $(2.6) million ($1.3 million net of the present value of the cash flows of the January 2029 Notes). As of December 31, 2025, the interest rate swap had a fair value of $10.0 million ($(0.2) million net of the present value of the cash flows of the January 2029 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the January 2029 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

September 2029 Notes at a repurchase price equal to 100% of the aggregate principal amount of the September 2029 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date.
In connection with the May 14, 2024 issuance of the September 2029 Notes, on May 14, 2024, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $500.0 million. The Company will receive fixed rate interest at 6.600% and pay variable rate interest based on SOFR plus 2.337%. In connection with the January 22, 2025 issuance of the September 2029 Notes, on January 22, 2025, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $400.0 million. The Company will receive fixed rate interest at 6.600% and pay variable rate interest based on SOFR plus 2.457%.The interest rate swaps mature on August 15, 2029. For the three months ended March 31, 2026 and 2025, the Company received periodic payments of $1.0 million and $1.3 million, respectively. The interest expense related to the September 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap’s adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2026, the interest rate swaps had a fair value of $16.4 million ($0.1 million net of the present value of the cash flows of the September 2029 Notes). As of December 31, 2025, the interest rate swaps had a fair value of $23.9 million ($0.3 million net of the present value of the cash flows of the September 2029 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in net carrying value of the September 2029 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Notes at a repurchase price equal to 100% of the aggregate principal amount of the March 2030 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date.
In connection with the issuance of the March 2030 Notes, on September 10, 2024 the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swaps is $1.00 billion. The Company will receive fixed rate interest at 5.800% and pay variable rate interest based on SOFR plus 2.619%. The interest rate swaps mature on February 15, 2030. For the three months ended March 31, 2026 and 2025, the Company made periodic payments of $4.1 million and $8.1 million, respectively. The interest expense related to the March 2030 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2026, the interest rate swap had a fair value of $(17.6) million ($(0.1) million net of the present value of the cash flows of the March 2030 Notes). As of December 31, 2025, the interest rate swap had a fair value of $(11.8) million ($0.0 million net of the present value of the cash flows of the March 2030 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the March 2030 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
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
In connection with the issuance of the March 2031 Notes, on January 29, 2024, the Company entered into centrally cleared interest rate swaps. The notional amount of the centrally cleared interest rate swaps was $750.0 million. The Company received fixed

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

rate interest at 6.650% and paid variable rate interest based on SOFR plus 2.902%. The centrally cleared interest rate swaps had a termination date of January 15, 2031. On July 15, 2025, the Company terminated the centrally cleared interest rate swaps and entered into a bilateral interest rate swap with the same notional, fixed rate and termination date as the swaps terminated, and a variable rate interest based on SOFR plus 2.895%. The adjustment to the net carrying value of the March 2031 Notes, offsetting the fair value of the centrally cleared interest rate swaps was capitalized to the March 2031 Notes as of the swap termination date and will amortize to the March 2031 Notes maturity date as a component of interest expense on the Consolidated Statements of Operations. The interest expense related to the March 2031 Notes is equally offset by the proceeds received from the fixed rate leg of the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2026, the interest rate swap had a fair value of $2.3 million ($(0.5) million net of the present value of the cash flows of the March 2031 Notes). As of December 31, 2025, the interest rate swap had a fair value of $7.7 million ($(0.5) million net of the present value of the cash flows of the March 2031 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps, including the interest rate swaps through their termination date, is offset by the change in net carrying value of the March 2031 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations. For the three months ended March 31, 2026, the Company made periodic payments of $0.9 million.
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
The EUR 2031 Notes have been admitted to the Official List of the International Stock Exchange.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

In connection with the issuance of the EUR 2031 Notes, on September 11, 2025, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swaps is €500.0 million. The Company will receive fixed rate interest at 4.250% and pay variable rate interest based on EURIBOR plus 1.93%. The interest rate swaps mature on January 31, 2031. For the three months ended March 31, 2026, the Company made periodic payments of €0.2 million. The interest expense related to the EUR 2031 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2026, the interest rate swap had a fair value of $(13.7) million ($0.0 million net of the present value of the cash flows of the EUR 2031 Notes). As of December 31, 2025, the interest rate swap had a fair value of $(6.3) million ($0.0 million net of the present value of the cash flows of the EUR 2031 Notes). Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the EUR 2031 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
Maturity of Debt Obligations
The table below presents a summary of the Company’s contractual payment obligations under credit facilities and notes as of March 31, 2026:

	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 years
Revolving Credit Facility	$568,310	$—	$—	$568,310	$—
SPV Asset Facility I	238,600	—	—	—	238,600
SPV Asset Facility II	932,000	—	—	932,000	—
SPV Asset Facility III	1,233,500	—	—	1,233,500	—
SPV Asset Facility IV	240,000	—	—	—	240,000
SPV Asset Facility V	606,250	—	—	606,250	—
SPV Asset Facility VI	746,000	—	—	—	746,000
SPV Asset Facility VII	463,319	—	—	463,319	—
SPV Asset Facility VIII	587,500	—	—	—	587,500
SPV Asset Facility IX	230,000	—	—	230,000	—
SPV Asset Facility X	250,000	—	—	—	250,000
SPV Asset Facility XI	218,000	—	218,000	—	—
CLO VIII	375,000	—	—	—	375,000
CLO XI	260,000	—	—	—	260,000
CLO XV	312,000	—	—	—	312,000
CLO XVI	420,000	—	—	—	420,000
CLO XVII	325,000	—	—	—	325,000
CLO XVIII	260,000	—	—	—	260,000
CLO XIX	260,000	—	—	—	260,000
CLO XXII	737,500	—	—	—	737,500
CLO XXIV	600,000	—	—	—	600,000
September 2026 Notes	350,000	350,000	—	—	—
February 2027 Notes	500,000	500,000	—	—	—
September 2027 Notes	600,000	—	600,000	—	—
AUD 2027 Notes	301,816	—	301,816	—	—
May 2028 Notes	500,000	—	500,000	—	—
June 2028 Notes	650,000	—	650,000	—	—
January 2029 Notes	550,000	—	550,000	—	—
September 2029 Notes	900,000	—	—	900,000	—
March 2030 Notes	1,000,000	—	—	1,000,000	—
EUR 2031 Notes	576,212	—	—	576,212	—
March 2031 Notes	750,000	—	—	750,000	—
Total Contractual Obligations	$16,541,007	$850,000	$2,819,816	$7,259,591	$5,611,600

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 6. Fair Value of Financial Instruments
Investments
The following tables present the fair value hierarchy of cash, investments, and derivatives as of the following periods:

	Fair Value Hierarchy as of March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$739,910	$—	$—	$739,910
Investments:
First-lien senior secured debt investments	—	3,248,710	27,737,177	30,985,887
Second-lien senior secured debt investments	—	321,954	1,020,719	1,342,673
Unsecured debt investments	—	—	439,084	439,084
Specialty finance debt investments	—	—	136,796	136,796
Preferred equity investments	—	—	506,595	506,595
Specialty finance equity investments	—	—	441,545	441,545
Common equity investments	—	3,417	305,124	308,541
Subtotal	$—	$3,574,081	$30,587,040	$34,161,121
Investments measured at NAV(1)	—	—	—	1,339,329
Total investments at fair value	$—	$3,574,081	$30,587,040	$35,500,450
Derivatives:
Derivative assets	$—	$733	$—	$733
Derivative liabilities	$—	$17,125	$—	$17,125

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

	Fair Value Hierarchy as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$736,554	$—	$—	$736,554
Investments:
First-lien senior secured debt investments	$—	$4,068,098	$27,529,166	$31,597,264
Second-lien senior secured debt investments	—	394,837	1,105,661	1,500,498
Unsecured debt investments	—	—	479,850	479,850
Specialty finance debt investments	—	—	134,800	134,800
Preferred equity investments	—	—	496,312	496,312
Common equity investments	—	5,734	291,027	296,761
Specialty finance equity investments	—	—	442,727	442,727
Subtotal	$—	$4,468,669	$30,479,543	$34,948,212
Investments measured at NAV(1)	—	—	—	970,736
Total investments at fair value	$—	$4,468,669	$30,479,543	$35,918,948
Derivatives:
Derivative assets	$—	$26,582	$—	$26,582
Derivative liabilities	$—	$2,060	$—	$2,060

(1)Includes equity investments in OCIC SLF, Credit SLF, BOCSO, LSI Financing LLC and Blue Owl Leasing, which are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of and for the Three Months Ended March 31, 2026
	Debt Investments				Equity Investments
	First-lien senior secured	Second-lien senior secured	Unsecured	Specialty finance	Preferred	Common	Specialty finance	Total
Fair value, beginning of period	$27,529,166	$1,105,661	$479,850	$134,800	$496,312	$291,027	$442,727	$30,479,543
Purchases of investments, net	1,713,080	—	—	—	9,879	32,890	2,339	1,758,188
Payment-in-kind	20,487	3,864	8,213	2,241	8,703	33	—	43,541
Proceeds from investments, net	(1,224,478)	—	(42,371)	(245)	(2,232)	(1,142)	—	(1,270,468)
Net change in unrealized gain (loss)	(223,599)	(21,475)	(10,502)	—	1,736	(15,210)	(3,521)	(272,571)
Net realized gains (losses)	(7,714)	—	3,692	—	(8,067)	(2,824)	—	(14,913)
Net amortization/accretion of discount/premium on investments	21,065	275	202	—	264	—	—	21,806
Transfers into (out of) Level 3(1)	(90,830)	(67,606)	—	—	—	350	—	(158,086)
Fair Value, End of Period	$27,737,177	$1,020,719	$439,084	$136,796	$506,595	$305,124	$441,545	$30,587,040

(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2026, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Three Months Ended March 31, 2025
	Debt Investments				Equity Investments
	First-lien senior secured	Second-lien senior secured	Unsecured	Specialty finance	Preferred	Common	Specialty finance	Total
Fair value, beginning of period	$19,332,178	$451,426	$366,496	$90,736	$359,901	$206,420	$291,656	$21,098,813
Purchases of investments, net	2,885,586	19,901	—	13,526	85,419	10,841	21,210	3,036,483
Payment-in-kind	13,840	2,268	10,725	305	8,079	31	—	35,248
Proceeds from investments, net	(487,004)	(7,600)	(369)	—	(27,777)	(13)	(1,327)	(524,090)
Net change in unrealized gain (loss)	44,804	2,159	12,045	(305)	1,062	(156)	10,223	69,832
Net realized gains (losses)	(42,129)	(11,345)	(5,866)	—	275	—	—	(59,065)
Net amortization of discount on investments	18,707	198	557	—	628	—	—	20,090
Transfers between investment types	(5,543)	—	—	—	3,817	1,726	—	—
Transfers into (out of) Level 3(1)	(131,882)	59,547	—	—	—	(4,056)	—	(76,391)
Fair Value, End of Period	$21,628,557	$516,554	$383,588	$104,262	$431,404	$214,793	$321,762	$23,600,920

(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2025, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The below tables present information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

	Net Change in Unrealized Gain (Loss) for the Three Months Ended March 31, 2026 on Investments Held at March 31, 2026	Net Change in Unrealized Gain (Loss) for the Three Months Ended March 31, 2025 on Investments Held at March 31, 2025
First-lien senior secured debt investments	$(222,699)	$1,547
Second-lien senior secured debt investments	(21,475)	(6,333)
Unsecured debt investments	(10,502)	12,045
Specialty finance debt investments	—	(305)
Preferred equity investments	(8,837)	1,062
Common equity investments	(15,270)	(157)
Specialty finance equity investments	(3,521)	10,222
Total Investments	$(282,304)	$18,081
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2026 and December 31, 2025. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of March 31, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$26,852,470	Yield Analysis	Market Yield	7.0% - 37.3% (9.4%)	Decrease
	807,207	Recent Transaction	Transaction Price	89.8% - 99.8% (99.5%)	Increase
	77,500	Collateral Analysis	Recovery Rate	3.0% - 100.0% (57.6%)	Increase
Second-lien senior secured debt investments	$1,020,719	Yield Analysis	Market Yield	9.9% - 45.0% (13.5%)	Decrease
Unsecured debt investments	$366,443	Yield Analysis	Market Yield	5.5% - 18.7% (13.2%)	Decrease
	36	Market Approach	EBITDA Multiple	12.0x	Increase
Specialty finance debt investments	$136,796	Yield Analysis	Market Yield	12.2%	Decrease
Preferred equity investments	$455,310	Yield Analysis	Market Yield	12.8% - 43.6% (17.0%)	Decrease
	39,679	Recent Transaction	Transaction Price	111.1% - 289.9% (224.6%)	Increase
	11,606	Market Approach	Revenue Multiple	13.2x - 21.0x (20.1x)	Increase
Common equity investments	$29,757	Recent Transaction	Transaction Price	100.0%	Increase
	155,677	Market Approach	EBITDA Multiple	7.0x - 21.5x (14.2x)	Increase
	653	Option Pricing Model	Volatility	70.0%	Increase
	51,766	Market Approach	Revenue Multiple	3.9x - 21.0x (7.5x)	Increase
	1,703	Yield Analysis	Market Yield	8.4%	Decrease
	16,504	Market Approach	Market Adjustment Factor	(3.2)%	Increase
	49,058	Market Approach	Recovery Rate	0.0% - 99.0% (99.0%)	Increase
	6	Market Approach	Gross Profit Multiple	7.0x	Increase
Specialty finance equity investments	$355,988	Market Approach	AUM Multiple	1.0x - 1.3x (1.0x)	Increase
	79,421	Market Approach	N/A(1)	N/A	Increase
	4,167	Yield Analysis	Market Yield	11.8%	Decrease
	1,969	Discounted Cash Flow Analysis	Discount Rate	20.0%	Decrease

(1)Fair value based on a weighting of the appraised value of the portfolio company’s underlying assets and their cost.
(2)Excludes $72.6 million of unsecured level 3 investments valued based on indicative quotes.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of December 31, 2025
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
______________
(1)    Fair value based on a weighting of the appraised value of the portfolio company’s underlying assets and their cost.
(2)    Excludes $75.0 million of unsecured level 3 investments valued based on indicative quotes.

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	March 31, 2026			December 31, 2025
	Net Carrying Value(1)	Unamortized Debt Issuance (Costs) Premium	Fair Value	Net Carrying Value(1)	Unamortized Debt Issuance (Costs) Premium	Fair Value
Revolving Credit Facility(2)	$549,058	$(19,252)	$549,058	$974,827	$(20,441)	$974,827
SPV Asset Facility I	231,425	(7,175)	231,425	231,254	(7,346)	231,254
SPV Asset Facility II	914,974	(17,026)	914,974	913,938	(18,062)	913,938
SPV Asset Facility III	1,217,810	(15,690)	1,217,810	1,216,901	(16,599)	1,216,901
SPV Asset Facility IV	234,829	(5,171)	234,829	169,686	(5,314)	169,686
SPV Asset Facility V	601,254	(4,996)	601,254	600,906	(5,344)	600,906
SPV Asset Facility VI	735,012	(10,988)	735,012	633,677	(12,323)	633,677
SPV Asset Facility VII(2)	460,862	(2,457)	460,862	460,935	(2,650)	460,935
SPV Asset Facility VIII	582,338	(5,162)	582,338	582,207	(5,293)	582,207
SPV Asset Facility IX	227,465	(2,535)	227,465	227,307	(2,693)	227,307
SPV Asset Facility X	245,221	(4,779)	245,221	(5,206)	(5,206)	(5,206)
SPV Asset Facility XI	215,180	(2,820)	215,180	—	—	—
CLO VIII	372,835	(2,165)	372,835	372,787	(2,213)	372,787
CLO XI	258,536	(1,464)	258,536	258,534	(1,466)	258,534
CLO XV	309,557	(2,443)	309,557	309,496	(2,504)	309,496
CLO XVI	417,626	(2,374)	417,626	417,568	(2,432)	417,568
CLO XVII	322,485	(2,515)	322,485	322,425	(2,575)	322,425
CLO XVIII	258,341	(1,659)	258,341	258,301	(1,699)	258,301
CLO XIX	258,193	(1,807)	258,193	258,224	(1,776)	258,224
CLO XXII	734,472	(3,028)	734,472	734,262	(3,238)	734,262
CLO XXIV	598,187	(1,813)	598,187	—	—	—
September 2026 Notes	349,195	(805)	345,625	348,781	(1,219)	345,625
February 2027 Notes	498,609	(1,391)	495,000	498,217	(1,783)	498,750
September 2027 Notes	599,155	2,808	609,000	602,558	3,252	624,000
AUD 2027 Notes(2)	305,128	(1,560)	297,289	297,500	(1,801)	300,771
May 2028 Notes	494,580	(5,911)	492,500	497,070	(6,572)	507,500
June 2028 Notes	650,802	4,747	666,250	655,313	5,232	687,375
January 2029 Notes	547,486	117	562,375	551,308	(8,860)	581,625
September 2029 Notes	909,618	(6,456)	895,500	916,757	(6,878)	924,750
March 2030 Notes	965,528	(16,896)	965,000	970,380	(17,838)	997,500
EUR 2031 Notes(2)	553,870	(8,690)	535,877	571,783	(9,107)	568,133
March 2031 Notes	738,375	(14,964)	740,625	742,633	(15,595)	772,500
Total Debt	$16,358,006	$(166,320)	$16,350,701	$15,590,329	$(180,343)	$15,746,558

(1)Inclusive of change in fair market value of effective hedge.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The below table presents fair value measurements of the Company’s debt obligations as of the following periods if debt was measured at fair value:

	March 31, 2026	December 31, 2025
Level 1	$—	$—
Level 2	6,605,041	6,808,529
Level 3	9,745,660	8,938,029
Total Debt	$16,350,701	$15,746,558

Financial Instruments Not Carried at Fair Value
As of March 31, 2026 and December 31, 2025, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.
Note 7. Derivative Instruments
The Company enters into derivative instruments from time to time to help mitigate its foreign currency and interest rate risk exposures. See “Note 6 — Fair Value of Investments” for additional disclosures related to the fair value hierarchy for derivative instruments.
The table below presents the fair value and notional value of the derivative assets and liabilities for the following periods:

		As of March 31, 2026				As of December 31, 2025
	Counterparty	Notional Amount		Assets	Liabilities	Notional Amount		Assets	Liabilities
Derivatives designated as hedges:
Interest Rate Swap September 2027 Notes	Goldman Sachs Bank USA		$600,000	$—	$(3,791)		$600,000	$—	$(768)
Interest Rate Swap AUD 2027 Notes	Goldman Sachs Bank USA	A$	450,000	4,613	(688)	A$	450,000	—	(2,133)
Interest Rate Swap May 2028 Notes	Deutsche Bank AG	500,000		514	—		500,000	3,936	—
Interest Rate Swap June 2028 Notes	US Bank National Association	650,000		—	(4,021)		650,000	70	—
Interest Rate Swap January 2029 Notes	Goldman Sachs Bank USA	550,000		—	(2,639)		550,000	10,005	—
Interest Rate Swap March 2030 Notes	Goldman Sachs Bank USA	1,000,000		—	(17,648)		1,000,000	—	(11,766)
Interest Rate Swap March 2031 Notes	Deutsche Bank AG	750,000		2,340	—		750,000	7,717	—
Interest Rate Swap September 2029 Notes	Goldman Sachs Bank USA	900,000		16,446	—		900,000	23,947	—
Interest Rate Swap EUR 2031 Notes	Deutsche Bank AG		€500,000	—	(13,652)		€500,000	—	(6,328)
Total derivatives designated as hedges(1)(2)				$23,913	$(42,439)			$45,675	$(20,995)

Derivatives not designated as hedges:
Foreign currency forward contract GBP	Royal Bank of Canada		£45,425	$60,819	$(60,086)		£45,425	$60,102	$(61,205)
Foreign currency forward contract CAD	US Bank National Association	C$	286,242	208,508	(207,346)		—	—	—
Foreign currency forward contract EUR	US Bank National Association		€58,000	66,951	(66,714)		€58,000	68,219	(67,274)
Total derivatives not designated as hedges				$336,278	$(334,146)			$128,321	$(128,479)

(1)The net fair value of the derivatives designated as hedges is recorded as an asset or liability in the Consolidated Statements of Assets and Liabilities.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

(2)The Company’s unsecured notes, that are designated in a qualifying hedging relationship, had carrying value of $5.8 billion and $5.8 billion, net of the related cumulative hedging adjustments that represented an increase (decrease) to the carrying value of the notes of $(16.7) million and $25.5 million as of March 31, 2026 and December 31, 2025, respectively.
The tables below present net unrealized gains and losses on effective interest rate swaps and hedged items included in interest expense for the following periods:

	Three Months Ended March 31, 2026
	Change in Unrealized Gain (Loss) on:
	Interest Rate Swaps	Hedged Items	Net
Investment related gains/(losses)
Derivatives designated as hedges:
Interest Rate Swap September 2027 Notes	$(3,023)	$2,959	$(64)
Interest Rate Swap AUD 2027 Notes	6,058	(6,342)	(284)
Interest Rate Swap May 2028 Notes	(3,422)	3,151	(271)
Interest Rate Swap June 2028 Notes	(4,091)	4,026	(65)
Interest Rate Swap January 2029 Notes	(2,571)	3,917	1,346
Interest Rate Swap March 2030 Notes	(5,882)	5,794	(88)
Interest Rate Swap March 2031 Notes	(5,377)	4,889	(488)
Interest Rate Swap September 2029 Notes	(7,501)	7,561	60
Interest Rate Swap EUR 2031 Notes	(7,324)	7,324	—
Net Change in Unrealized Gain (Loss) on Interest Rate Swaps and Hedged Items(1)			$146

(1)Recorded and recognized as components of interest expense in the Consolidated Statements of Operations with the exception of the net change in unrealized gain (loss) of $(348) thousand related to the impact of foreign exchange on the AUD 2027 Notes hedge, which is recorded and recognized as a component of net change in unrealized gain (loss) on the translation of assets and liabilities in foreign currencies in the Consolidated Statements of Operations.

	Three Months Ended March 31, 2025
	Change in Unrealized (Gain) Loss on:
	Interest Rate Swaps	Hedged Items	Net
Investment related (gains)/losses
Derivatives designated as hedges:
Interest Rate Swap September 2027 Notes	$5,442	$(5,000)	$442
Interest Rate Swap AUD 2027 Notes	3,550	(3,683)	(133)
Interest Rate Swap June 2028 Notes	7,390	(7,477)	(87)
Interest Rate Swap January 2029 Notes	6,980	(7,101)	(121)
Interest Rate Swap March 2030 Notes	20,204	(14,169)	6,035
Interest Rate Swap March 2031 Notes	14,887	(13,020)	1,867
Interest Rate Swap September 2029 Notes	14,886	(15,048)	(162)
Net Change in Unrealized Gain (Loss) on Interest Rate Swaps and Hedged Items(1)			$7,841

(1)Recorded and recognized as components of interest expense in the Consolidated Statements of Operations with the exception of the net change in unrealized gain (loss) of $(213) thousand related to the impact of foreign exchange on the AUD 2027 Notes hedge, which is recorded and recognized as a component of net change in unrealized gain (loss) on the translation of assets and liabilities in foreign currencies in the Consolidated Statements of Operations.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The table below presents net unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Company for the following periods:

For the Three Months Ended March 31, 2026
Derivatives not designated as hedges:
Foreign currency forward contract GBP	$1,839
Foreign currency forward contract EUR	(708)
Foreign currency forward contract CAD	1,162
Total Net Unrealized Gain (Loss)(1)	$2,293

(1)Recorded and recognized as components of translation of assets and liabilities in foreign currencies and other transactions in the Consolidated Statements of Operations.
For the three months ended March 31, 2026, the Company recognized a realized loss of $1.4 million, primarily related to the foreign currency forward contracts held with US Bank National Association. The Company did not hold any foreign currency forward contracts for the three months ended March 31, 2025.
Note 8. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding unfunded commitments as of the following periods:

	As of March 31, 2026	As of December 31, 2025
Revolving loan commitments	$2,251,823	$2,252,294
Delayed draw loan commitments	2,726,734	2,834,971
Debt commitments	$4,978,557	$5,087,265

Specialty finance equity commitments	$433,434	$193,834
Common equity commitments	19,930	20,548
Equity commitments	$453,364	$214,382

Total Unfunded Commitments	$5,431,921	$5,301,647
As of March 31, 2026, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $3.8 million for the period from April 22, 2020 (Inception) to March 31, 2026, of which $3.8 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered. The Adviser is responsible for the payment of the Company’s organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by the Company.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026, the Company was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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
Share Issuances
On September 30, 2020, the Company issued 100 Class I common shares for $1.0 thousand to the Adviser.
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
The following table summarizes transactions with respect to shares of the Company’s common stock during the following periods:

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	For the Three Months Ended March 31, 2026
	S		D		I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	17,186,533	$160,803	484,852	$4,495	46,158,273	$506,932	63,829,658	$672,230
Shares/gross proceeds from the private placements	—	—	—	—	8,484,254	—	8,484,254	—
Share transfer between classes	(3,017,228)	(28,011)	(6,355)	(58)	3,016,296	28,069	(7,287)	—
Reinvestment of distributions	7,226,845	66,700	438,807	4,055	13,817,236	127,870	21,482,888	198,625
Repurchased shares	(21,371,701)	(194,086)	(4,893,111)	(44,477)	(79,537,341)	(724,544)	(105,802,153)	(963,107)
Total shares/gross proceeds	24,449	5,406	(3,975,807)	(35,985)	(8,061,282)	(61,673)	(12,012,640)	(92,252)
Sales load	—	(1,827)	—	—	—	—	—	(1,827)
Total Shares/Net Proceeds	24,449	$3,579	(3,975,807)	$(35,985)	(8,061,282)	$(61,673)	(12,012,640)	$(94,079)

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

	For the Three Months Ended March 31, 2025
	S		D		I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	56,793,287	$545,712	5,939,949	$57,107	104,898,800	$1,002,790	167,632,036	$1,605,609
Shares/gross proceeds from the private placements	—	—	—	—	34,115,615	325,637	34,115,615	325,637
Share transfer between classes(1)	(2,370,300)	(22,590)	2,733	24	2,360,148	22,566	(7,419)	—
Reinvestment of distributions	5,831,531	55,580	426,487	4,069	11,063,342	105,776	17,321,360	165,425
Repurchased shares	(5,655,204)	(53,498)	(201,862)	(1,912)	(15,652,202)	(148,539)	(21,509,268)	(203,949)
Total shares/gross proceeds	54,599,314	525,204	6,167,307	59,288	136,785,703	1,308,230	197,552,324	1,892,722
Sales load	—	(4,574)	—	(430)	—	—	—	(5,004)
Total Shares/Net Proceeds	54,599,314	$520,630	6,167,307	$58,858	136,785,703	$1,308,230	197,552,324	$1,887,718

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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The changes to the Company’s offering price per share for the three months ended March 31, 2026 and 2025 were as follows:

S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2025	$9.54	$0.33	$9.87
February 1, 2025	9.54	0.33	9.87
March 1, 2025	9.51	0.33	9.84
January 1, 2026	9.32	0.33	9.65
February 1, 2026	9.25	0.32	9.57
March 1, 2026	9.11	0.32	9.43

D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2025	$9.55	$0.14	$9.69
February 1, 2025	9.55	0.14	9.69
March 1, 2025	9.52	0.14	9.66
January 1, 2026	9.33	0.14	9.47
February 1, 2026	9.26	0.14	9.40
March 1, 2026	9.12	0.14	9.26

I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2025	$9.57	$—	$9.57
February 1, 2025	9.57	—	9.57
March 1, 2025	9.54	—	9.54
January 1, 2026	9.34	—	9.34
February 1, 2026	9.28	—	9.28
March 1, 2026	9.13	—	9.13
Distributions
The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were recorded during the following periods:

	For the Three Months Ended March 31, 2026
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
				S	D	I
November 4, 2025	January 30, 2026	February 25, 2026	$0.07010	$43,232	$4,123	$99,296
February 18, 2026	February 27, 2026	March 30, 2026	0.07010	44,082	4,158	100,913
February 18, 2026	March 31, 2026	April 28, 2026	0.07010	42,572	3,817	96,488
		Total	$0.21030	$129,886	$12,098	$296,697

(1)Distributions per share are gross of shareholder servicing fees.
(2)Distribution amounts are net of shareholder servicing fees.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	For the Three Months Ended March 31, 2025
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
				S	D	I
November 5, 2024	January 31, 2025	February 25, 2025	$0.07010	$33,890	$3,499	$69,929
February 18, 2025	February 28, 2025	March 25, 2025	0.07010	35,308	3,794	72,626
February 18, 2025	March 31, 2025	April 24, 2025	0.10280	54,669	5,767	111,979
		Total	$0.24300	$123,867	$13,060	$254,534

(1)Distributions per share are gross of shareholder servicing fees.
(2)Distribution amounts are net of shareholder servicing fees.
The Company has adopted a distribution reinvestment plan which was amended and restated on May 6, 2024. The amended and restated distribution reinvestment plan provides for the reinvestment of cash distributions on behalf of shareholders who have enrolled in the distribution reinvestment plan. As a result, if the Board authorizes and declares a cash distribution, then the shareholders who have enrolled in the distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock, rather than receiving the cash distribution. The Company expects to use newly issued shares to implement the distribution reinvestment plan. The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies. In no event, however, will funds be advanced or borrowed for the purpose of distributions, if the amount of such distributions would exceed the Company’s accrued and received revenues for the previous four quarters, less paid and accrued operating expenses with respect to such revenues and costs. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the following periods:

	For the Three Months Ended March 31, 2026
	S		D		I		Total
Source of Distribution	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount
Net investment income	$0.20295	$125,851	$0.19944	$11,745	$0.20144	$288,512	$0.20186	$426,108
Net realized gain on investments	—	—	—	—	—	—	—	—
Distributions in excess of net investment income	0.00735	4,035	0.01086	353	0.00886	8,185	0.00844	12,573
Total	$0.21030	$129,886	$0.21030	$12,098	$0.21030	$296,697	$0.21030	$438,681

(1)Distributions per share are gross of shareholder servicing fees. Net investment income per share includes shareholder servicing fees.

	For the Three Months Ended March 31, 2025
Source of Distribution(2)	Per Share(1)	Amount	Percentage
Net investment income	$0.22900	$368,726	94.2%
Distributions in excess of net investment income(3)	0.01400	22,735	5.8
Total	$0.24300	$391,461	100.0%

(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to “Note 12 — Financial Highlights” for amounts by share class.
(3)Represents the distributions in excess of net investment income for the current period. The Company has accumulated undistributed earnings as of March 31, 2025.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Share Repurchases
The Board has complete discretion to determine whether the Company will engage in any share repurchase, and if so, the terms of such repurchase. At the discretion of the Board, the Company may use cash on hand, cash available from borrowings, and cash from the sale of its investments as of the end of the applicable period to repurchase shares. The Company has commenced a share repurchase program pursuant to which the Company intends to conduct quarterly repurchase offers to allow its shareholders to tender their shares at a price equal to the net offering price per share for the applicable class of shares on each date of repurchase. All shares purchased by the Company pursuant to the terms of each offer to repurchase will be retired and thereafter will be authorized and unissued shares. The Company intends to limit the number of shares to be repurchased in each quarter to no more than 5.00% of its outstanding shares of common stock. Any periodic repurchase offers are subject in part to the Company’s available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While the Company intends to continue to conduct quarterly tender offers as described above, the Company is not required to do so and may suspend or terminate the share repurchase program at any time.

Offer Date	Class	Tender Offer Expiration	Tender Offer (in thousands)	Purchase Price per Share	Shares Repurchased
February 26, 2025	S	March 31, 2025	$53,498	$9.46	5,655,204
February 26, 2025	D	March 31, 2025	1,912	9.47	201,862
February 26, 2025	I	March 31, 2025	148,539	9.49	15,652,202
February 27, 2026	S	March 31, 2026	194,086	9.08	21,371,701
February 27, 2026	D	March 31, 2026	44,477	9.09	4,893,111
February 27, 2026	I	March 31, 2026	724,544	9.11	79,537,341
Note 10. Earnings Per Share
The following tables set forth the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended March 31,
	2026			2025
	S	D	I	S	D	I
Increase (decrease) in net assets resulting from operations	$(33,524)	$(2,364)	$(44,478)	$77,401	$8,336	$165,996
Weighted average shares of common stock outstanding—basic and diluted	685,644,136	60,624,074	1,432,254,151	553,435,797	54,656,440	1,043,162,192
Earnings (loss) per common share—basic and diluted	$(0.05)	$(0.04)	$(0.03)	$0.14	$0.15	$0.16
Note 11. Income Taxes
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
For the three months ended March 31, 2026 the Company did not record an expense for U.S. federal excise tax. For the three months ended March 31, 2025 the Company recorded an expense for U.S. federal excise tax of $0.2 million.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For three months ended March 31, 2026, the Company recorded a net tax expense/(benefit) of approximately $(25) thousand for taxable subsidiaries. For the three months ended March 31, 2025 the company recorded a net tax expense/(benefit) of approximately $4 thousand for taxable subsidiaries.
The Company recorded a net deferred tax liability of $1.3 million and $1.6 million as of March 31, 2026 and December 31, 2025, respectively, for taxable subsidiaries, which are primarily related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests.
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

	For the Three Months Ended March 31,
	2026			2025
	S	D	I	S	D	I
Per share data:
Net asset value, at beginning of period	$9.32	$9.33	$9.34	$9.54	$9.55	$9.57
Results of operations:
Net investment income(1)	0.18	0.19	0.20	0.21	0.22	0.23
Net realized and unrealized gain (loss)(2)	(0.23)	(0.23)	(0.23)	(0.07)	(0.06)	(0.07)
Net increase (decrease) in net assets resulting from operations	$(0.05)	$(0.04)	$(0.03)	$0.14	$0.16	$0.16
Distributions:
Distributions from net investment income(3)	(0.18)	(0.20)	(0.20)	(0.21)	(0.22)	(0.23)
Distributions from excess of net investment income(3)	(0.01)	(0.01)	(0.01)	(0.01)	(0.02)	(0.01)
Net increase (decrease) in net assets from shareholders' distributions(3)	$(0.19)	$(0.21)	$(0.21)	$(0.22)	$(0.24)	$(0.24)
Total increase (decrease) in net assets	(0.24)	(0.25)	(0.24)	(0.08)	(0.08)	(0.08)
Net Asset Value, at End of Period(4)(7)	$9.08	$9.09	$9.11	$9.46	$9.47	$9.49

Total Return(5)	(0.5)%	(0.4)%	(0.2)%	1.5%	1.7%	1.7%
Ratios:
Ratio of net expenses to average net assets(6)(7)	9.0%	8.5%	8.2%	9.4%	8.7%	8.6%
Ratio of net investment income to average net assets(6)(7)	8.2%	9.0%	9.2%	9.2%	9.7%	10.1%
Portfolio turnover rate	7.4%	7.4%	7.4%	9.2%	9.2%	9.2%

Supplemental Data:
Weighted-average shares outstanding	685,644,136	60,624,074	1,432,254,151	553,435,797	54,656,440	1,043,162,192
Shares outstanding, end of period	672,389,216	56,167,136	1,376,428,997	570,264,051	57,227,131	1,089,239,943
Net Assets, End of Period	$6,104,216	$510,466	$12,532,465	$5,394,691	$541,939	$10,332,962

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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
(4)Total return is not annualized. An investment in the Company is subject to maximum upfront sales load of 3.5% and 1.5% for Class S and Class D common stock, respectively, of the offering price, which will reduce the amount of capital available for investment. Class I common stock is not subject to upfront sales load. Total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses. Total return is calculated as the change in NAV per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share (which for the purposes of this calculation is equal to the net offering price in effect at that time).
(5)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the three months ended March 31, 2026, the total operating expenses to average net assets were 9.0%, 8.5% and 8.2%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. For the three months ended March 31, 2025, the total operating expenses to average net assets were 9.4%, 8.8% and 8.6%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. Past performance is not a guarantee of future results.
(6)The ratio reflects an annualized amount, except in the case of non-recurring expenses and offering expenses.
(7)Totals presented may not sum due to rounding.

Note 13. Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:
Equity Raise
As of May 4, 2026, the Company issued 730,766,120 shares of Class S common stock, 106,408,747 shares of Class D common stock, and 1,529,623,918 shares of Class I common stock and have raised total gross proceeds of $6.91 billion, $0.99 billion, and $14.38 billion, respectively, including seed capital of one thousand US dollars contributed by our Adviser in September 2020 and approximately $25.0 million in gross proceeds raised from an entity affiliated with the Adviser. In addition, the Company expects to receive $26.4 million in subscription payments which the Company accepted on May 1, 2026 and, which is pending the Company’s determination of the net asset value per share applicable to such purchase.
Dividend
On May 5, 2026, the Company’s Board approved a distribution of (i) $0.070100 per share, payable on or before June 30, 2026 to shareholders of record as of May 29, 2026, (ii) $0.070100 per share, payable on or before July 31, 2026 to shareholders of record as of June 30, 2026, and (iii) $0.070100 per share, payable on or before August 31, 2026 to shareholders of record as of July 31, 2026.
CLO XI Reset
On April 27, 2026, the Company completed a $395.8 million term debt securitization refinancing. As part of the refinancing, the CLO XI Issuer (A) issued the following classes of notes: (i) $82.0 million of AAA(sf) Class A-R Notes, which initially bear interest at the Benchmark plus 1.45% and (ii) $40.0 million of Class B-R Notes, which initially bear interest at the Benchmark plus 2.00% and (B) borrowed (i) $50.0 million under floating rate Class A-1-RL loans, which initially bear interest at the Benchmark plus 1.45% and (ii) $100.0 million under floating rate Class A-2-RL loans, which initially bear interest at the Benchmark plus 1.45%. Concurrently with the issuance and the borrowing, CLO XI redeemed $12.0 million of subordinated securities in the form of 12,000 of its preferred shares. 123,820 preferred shares remain outstanding. The debt is scheduled to mature in April 2039.
Share Repurchases
Pursuant to an offer to purchase dated February 27, 2026, the Company offered to purchase shares of its issued and outstanding Class S common stock, Class D common stock and Class I common stock representing up to 5.00% of the aggregate number of its shares of common stock outstanding as of December 31, 2025 at a purchase price per share equal to the net offering price per share, as of March 31, 2026.
The offer expired at 7:00 P.M., Eastern Time, on March 31, 2026, and approximately 93,650,433 shares of Class S common stock, 21,440,559 shares of Class D common stock and 348,729,633 shares of Class I common stock were validly tendered and not withdrawn pursuant to the offer to purchase as of such date, which represents 21.9% of the aggregate number of the Company’s shares outstanding as of December 31, 2025.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

On April 23, 2026, the Company determined that, as of March 31, 2026, the net offering prices per share of its shares of Class S common stock, Class D common stock and Class I common stock were $9.08 per share, $9.09 per share and $9.11 per share, respectively. The Company accepted for purchase 21,372,674 shares of Class S common stock, 4,893,111 shares of Class D common stock and 79,586,211 shares of Class I common stock on a pro rata basis based on the number of tendered shares for approximately $194.1 million, $44.5 million and $725.0 million, respectively, representing 22.82% of the shares of our common stock that were validly tendered and not withdrawn prior to the expiration of the offer. The aggregate purchase price for all shares repurchased pursuant to the offer was approximately $963.6 million.
Core Income Funding VI Amendment
On May 5, 2026, Core Income Funding VI entered into Amendment No. 5 to SPV Asset Facility VI in order to, among other changes, (i) add the ability to draw in CAD, Euro and GBP and (ii) reallocate commitments of the Lenders under the SPV Asset Facility VI to a Total Class A-R-1 Commitment of $1.22 billion and a Total Class A-R-2 Commitment of $135.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “ITEM 1. FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Credit Income Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the year ended December 31, 2025, in “Item 1A. Risk Factors.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 3 of this quarterly report on Form 10-Q (“Quarterly Report”). Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
Since meeting the minimum offering requirement and commencing our continuous public offering through March 31, 2026, we have issued 729,127,533 shares of Class S common stock, 106,367,824 shares of Class D common stock, and 1,525,057,074 shares of Class I common stock for gross proceeds, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, of $6.90 billion, $0.99 billion, and $14.34 billion, respectively, including $1,000 of seed capital contributed by our Adviser in September 2020, approximately $25.0 million in gross proceeds raised from an entity affiliated with the Adviser, and 170,725,747 shares of our Class I common stock issued in a private placement issued to feeder vehicles primarily created to hold our Class I shares for gross proceeds of approximately $1.61 billion. The Adviser, the entity affiliated with the Adviser, and their permitted assignees may not engage in any transaction that would result in the effective economic disposition of the Class I shares.
The Adviser also serves as investment adviser to OBDC and OBDC II.
Blue Owl consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies, (2) Real Assets, which focuses on three primary investment strategies: net lease, real estate credit and digital infrastructure, and (3) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms. The Adviser is part of the direct lending strategy of Blue Owl’s Credit platform which focuses on lending to primarily upper-middle market companies, both private equity-sponsored and non-sponsored, and provides a range of customized financing solutions across debt and equity-related instruments. In addition to the Adviser, Blue Owl’s Credit platform’s direct lending strategy is comprised of Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OTCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which also are registered investment advisers. As of March 31, 2026, the Adviser and its affiliates had $159.24 billion of assets under management across Blue Owl’s Credit platform.
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
We may be prohibited under the Investment Company Act of 1940, as amended (the “1940 Act”) from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (the “Order”) to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of directors who are not “interested persons” of us, the Adviser, or any of their respective affiliates, as defined in the 1940 Act (“Independent Directors”) make certain conclusions in connection with certain co-investment transactions, including (1) when we co-invest with an affiliated entity (as defined in the co-investment application) in an issuer where an affiliated entity has an existing investment in the issuer unless the transaction is completed on a pro rata basis, and (2) if we dispose of an asset acquired in a co-investment transaction unless the disposition is done on a pro rata basis or the disposition is of a tradable security. Pursuant to the Order, the Board oversees our participation in the co-investment program. As required by the Order, we have adopted, and the Board, including a required majority of the Independent Directors, has approved, policies and procedures reasonably designed to ensure compliance with the conditions of the Order. The Board, including a required majority of the Independent Directors, also reviewed the Co-Investment Policies of the Adviser to ensure that they are reasonably designed to prevent us from being disadvantaged by participation in the co-investment program. The Adviser and our Chief Compliance Officer will also provide reporting to the Board.
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
Our Investment Framework
Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies. Since our Adviser and its affiliates began investment activities in April 2016 through March 31, 2026, our Adviser and its affiliates have originated $193.98 billion aggregate principal amount of investments, of which $189.83 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. We may hold our investments directly or through specialty financing portfolio companies and joint ventures. Except for our specialty financing company investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder. We intend, under normal circumstances, to invest directly, or indirectly through our investments in OCIC SLF LLC (f/k/a Blue Owl Credit Income Senior Loan Fund) (“OCIC SLF”) and Blue Owl Credit SLF LLC (“Credit SLF”) or any similarly situated companies, at least 80% of the value of our total assets in credit investments. We define “credit” to mean debt investments made in exchange for regular interest payments.
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

We target portfolio companies where we can structure larger transactions that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio). As of March 31, 2026, our average investment size in each of our portfolio companies was approximately $98.3 million based on fair value. The investment size will vary with the size of our capital base and market conditions. As of March 31, 2026, excluding the investment in OCIC SLF, Credit SLF and certain investments that fall outside our typical borrower profile, our portfolio companies representing 91.9% of our total debt portfolio based on fair value, had weighted average annual revenue of $1.22 billion, weighted average annual EBITDA of $292.8 million, an average interest coverage of 2.1x and an average net loan-to-value of 42.9%.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2026, 98.1% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
Potential Market Trends
Broader geopolitical developments, including the conflict involving Iran, have contributed to elevated market volatility, even if they have not altered the fundamental operating environment for the U.S. companies in which we invest. We actively monitor these dynamics alongside other sources of risk. As part of our standard valuation and risk management processes, we conduct reviews of every investment in our portfolio on a quarterly basis. In response to heightened uncertainty over the last year, we took additional, proactive steps to reassess risk across our portfolio. We conducted thematic stress tests twice – first in response to tariff policies implemented in 2025, and more recently to evaluate the potential implications of rapid advancements in artificial intelligence. These additional reviews reinforced our confidence that our portfolio is well positioned, supported by borrowers with strong business fundamentals and defensive characteristics.
We believe the middle market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns based on a combination of the following factors.
Limited Availability of Capital for Middle Market Companies — The middle market is a large addressable market. According to GE Capital’s National Center for the Middle Market Year-End 2025 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1.00 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that regulatory and structural factors, industry consolidation and general risk aversion, limit the amount of traditional financing available to U.S. middle market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there are a lack of market participants that are willing to hold meaningful amounts of certain middle market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle market, present an attractive opportunity to invest in middle market companies.
Capital Markets Have Been Unable to Fill the Void in U.S. Middle Market Finance Left by Banks — Access to underwritten bond and syndicated loan markets is challenging for middle market companies due to loan size and liquidity. For example, high yield bonds are generally purchased by institutional investors, such as mutual funds and exchange traded funds (“ETFs”), who among other things, are focused on the liquidity characteristics of the bond being issued in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision.
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
Secular Trends Supporting Growth for Private Credit — We believe that periods of market volatility, such as the current period of market volatility caused, in part, by uncertainty regarding inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public loan markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, larger, higher quality credits that have traditionally been issuers in the syndicated loan and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. This has driven substantial growth in direct lending portfolio companies over time. Given the dynamics mentioned above, we believe this trend is poised to continue and that the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2025, will continue to serve as a tailwind to the space.
Attractive Investment Dynamics — An imbalance between the supply of, and demand for, middle market debt capital creates attractive pricing dynamics. We believe the directly negotiated nature of middle market financings also generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender-protective change of control provisions. Additionally, we believe BDC managers’ expertise in credit selection and ability to manage through credit cycles has generally resulted in BDCs experiencing lower loss rates than U.S. commercial banks through credit cycles. Further, we believe that historical middle market default rates have been lower, and recovery rates have been higher, as compared to the larger market capitalization, broadly distributed market, leading to lower cumulative losses.
Conservative Capital Structures — With more conservative capital structures, U.S. middle market companies have exhibited higher levels of cash flows available to service their debt. In addition, U.S. middle market companies often are characterized by simpler capital structures than larger borrowers, which facilitates a streamlined underwriting process and, when necessary, restructuring process.
Attractive Opportunities in Investments in Loans — We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, equity and equity-related securities. We believe that opportunities in senior secured loans are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. We believe that debt issues with floating interest rates offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are secured by the issuer’s assets, which may provide protection in the event of a default.
Portfolio and Investment Activity
Our business is impacted by conditions in the financial markets and economic conditions in the United States, and to a lesser extent, globally.
During the first quarter of 2026, global equity and debt markets experienced elevated volatility, with spread widening in fixed income markets as a result of intensifying geopolitical conflicts and heightened focus on the evolution of artificial intelligence (“AI”). The 10-year Treasury yield ended the first quarter of 2026 up nearly 15 basis points since the end of 2025 and the CBOE Volatility Index peaked above 30 during the first quarter of 2026, its highest level since April 2025. As a result of this volatility and higher inflation expectations, the Federal Reserve is now expected to maintain current interest rates in the near term. This volatility, coupled with the higher focus on private credit, has also resulted in more modest inflows and higher redemption requests at non-traded BDCs.
As a result, we approached this environment more conservatively resulting in a slower pace of origination activity in the quarter ended March 31, 2026; however, underlying credit performance remains strong and market spreads are beginning to widen. We have available capital to deploy into attractive risk-adjusted opportunities as the pipeline of compelling investments builds. We have also leveraged Blue Owl’s expanded capabilities in alternative and asset-based credit, as well as digital infrastructure, to access attractive risk-adjusted opportunities and accretive, non-correlated returns. We have continued to invest in our specialty finance vehicles and joint ventures where we continue to see opportunities for higher returns that are less correlated with our core direct lending strategy.

Specifically, we invest in OCIC SLF, Credit SLF, Blue Owl Leasing and in specialty financing portfolio companies, including Fifth Season, LSI Financing DAC, LSI Financing LLC, Wingspire, Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC) (“BOCSO”) and Amergin AssetCo. See “Specialty Financing Portfolio Companies” and “Joint Ventures.” These companies may use our capital to support acquisitions which could continue to lead to increased dividend income supported by well-diversified underlying portfolios. We view these companies as a complement to our lending strategy and expect them to help offset rate and spread volatility and support net asset value growth. These companies have strong underlying diversification and generate predictable income streams.
Consistent with our last several quarters, a substantial portion of our financings are with existing borrowers, with the majority coming from large, incumbent borrowers, reflecting the advantage of incumbency and scale and allowing us to support their continued growth and maintain the credit quality of our portfolio.
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
Blue Owl serves as the lead, co-lead or administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers have a weighted average EBITDA of approximately $292.8 million (up from approximately $166.7 million in 2021) and average revenue of approximately $1.22 billion (up from approximately $756.2 million in 2021) and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl’s direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1.00 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection and provide customized flexible solutions. The average hold size of Blue Owl’s direct lending strategy’s new investments is approximately $350.0 million (up from approximately $200.0 million in 2021) and average total new deal size is $1.50 billion (up from approximately $600.0 million in 2021).
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
The markdowns on our investments were primarily driven by credit spread widening and not a deterioration in the underlying quality of our assets. Across the portfolio we are not seeing a meaningful increase in amendment activity, requests for increased revolver borrowings, missed payments or other signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
Our technology portfolio is managed by 40 dedicated investment professionals who assess the risks and opportunities of our prospective and existing investments, which has included those related to AI, for many years. As of March 31, 2026, year over year, our software borrowers, which make up 22% of the portfolio, continued to deliver revenue and EBITDA growth consistent with our broader investments. We also believe that our software borrowers are well positioned to evolve as a result of developments in AI and believe that a limited portion of these investments are subject to risk of significant disruption.
Within software, we remain focused on scaled companies that offer mission-critical solutions to established customer bases, with strong customer retention rates and high switching costs. We intend to continue to invest in companies that offer a depth of broad, integrated solutions and product offerings across a geographic diversity and we emphasize agile, adaptable technology that enables fast integration of AI and other emerging technologies to maintain a competitive edge. Specifically, within enterprise software we currently focus on investing in application software, which represents the operating layer for core business functions; systems and infrastructure software, which is the defense layer that protects enterprise data and networks and of which cybersecurity is a large component; and fintech and payments software, which provide critical means for the global movement of capital. We believe that these categories of enterprise software play specific, functional roles that will be difficult to bypass even as technology shifts because the need for auditability, control and data integrity will remain constant and these categories of software will provide a stable layer through which new technology is governed and executed. We also intend to identify ways to participate in growth of various industries as a result of AI. In the future, we may evaluate cross-platform opportunities to invest in data center assets and AI related equipment such as graphic processing units.
As of March 31, 2026, based on fair value, our portfolio consisted of 87.3% first lien senior secured debt investments (of which 43.1% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 3.8% second-lien senior secured debt investments, 1.2% unsecured debt investments, 0.4% specialty finance debt investments, 1.4% preferred equity investments, 1.3% common equity investments, 3.6% specialty finance equity investments and 1.0% joint ventures.

As of March 31, 2026, our weighted average total yield of the portfolio at fair value and amortized cost was 8.9% and 8.8%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 9.1% and 8.9%, respectively. Refer to our weighted average yields and interest rates table for more information on our calculation of weighted average yields. As of March 31, 2026, the weighted average spread of total debt investments was 5.0%.
As of March 31, 2026 we had investments in 361 portfolio companies with an aggregate fair value of $35.50 billion. As of March 31, 2026, we had net leverage of 0.83x debt-to-equity and we target net leverage of 0.90x-1.25x debt-to-equity.
Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated):

	Three Months Ended March 31,
($ in thousands)	2026	2025
New investment commitments:
Gross originations	$3,228,891	$6,628,211
Less: Sell downs	(7,731)	—
Total new investment commitments	$3,221,160	$6,628,211
Principal amount of new investments funded:
First-lien senior secured debt investments	$1,886,654	$5,253,719
Second-lien senior secured debt investments	—	26,017
Unsecured debt investments	—	139,609
Specialty finance debt investments	—	13,526
Preferred equity investments	9,880	88,049
Common equity investments	30,163	7,493
Specialty finance equity investments	401,259	3,623
Joint venture investments	3,623	1,231
Total principal amount of new investments funded	$2,331,579	$5,533,267

Drawdowns (repayments) on revolvers and delayed draw term loans, net	$547,885	$270,662

Principal amount of investments sold or repaid:
First-lien senior secured debt investments(1)	$(2,695,168)	$(2,351,031)
Second-lien senior secured debt investments	(79,017)	(19,000)
Unsecured debt investments	(42,624)	(139,609)
Specialty finance debt investments	—	(1,363)
Preferred equity investments	(2,232)	(27,502)
Common equity investments	(3,204)	—
Specialty finance equity investments	(7,909)	(77,251)
Joint venture investments	—	—
Total principal amount of investments sold or repaid	$(2,830,154)	$(2,615,756)
Number of new investment commitments in new portfolio companies(2)	24	46
Average new investment commitment amount in new portfolio companies(2)	67,218	75,382
Weighted average term for new debt investment commitments (in years)	5.7	6.8
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	—%	—%
Weighted average interest rate of new debt investment commitments(3)	8.2%	8.8%
Weighted Average Spread Over Applicable Base Rate of New Debt Investment Commitments at Floating Rates	4.6%	4.5%

(1)Includes scheduled paydowns.
(2)Number of new investment commitments represents commitments to a particular portfolio company.
(3)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 3.68% and 4.29% as of March 31, 2026 and 2025, respectively.

Investments at fair value and amortized cost consisted of the below as of the following periods:

	March 31, 2026		December 31, 2025
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$31,431,207	$30,985,887	$31,727,075	$31,597,264
Second-lien senior secured debt investments	1,482,929	1,342,673	1,554,896	1,500,498
Unsecured debt investments	433,479	439,084	463,745	479,850
Specialty finance debt investments	136,796	136,796	134,800	134,800
Preferred equity investments	517,490	506,595	508,942	496,312
Common equity investments	399,883	457,746	370,541	435,238
Specialty finance equity investments	1,209,838	1,293,753	814,147	900,635
Joint ventures	412,634	337,916	409,012	374,351
Total Investments	$36,024,256	$35,500,450	$35,983,158	$35,918,948

(1)We consider 43.1% and 40.5% of first-lien senior secured debt investments to be unitranche loans as of March 31, 2026 and December 31, 2025, respectively.
The table below describes investments by industry composition based on fair value as of the following periods:

	March 31, 2026	December 31, 2025
Advertising and media	1.4%	1.3%
Aerospace and defense	0.8	0.9
Asset based lending and fund finance(1)	1.7	1.5
Automotive services	2.2	2.1
Buildings and real estate(6)	3.1	2.9
Business services	4.1	3.9
Chemicals	2.2	2.1
Consumer products	1.4	1.6
Containers and packaging	2.5	2.7
Distribution	2.2	2.5
Education	0.5	0.6
Energy equipment and services	0.2	0.2
Financial services	6.4	6.5
Food and beverage	4.6	4.7
Healthcare equipment and services	6.9	7.0
Healthcare providers and services	13.2	13.9
Healthcare technology	5.8	5.6
Household products	1.6	1.5
Human resource support services	0.7	0.7
Infrastructure and environmental services	2.3	2.3
Insurance(2)	8.7	8.8
Internet software and services	12.5	11.6
Joint ventures(3)	1.0	1.0
Leisure and entertainment	2.7	2.8
Manufacturing	1.4	2.0
Pharmaceuticals(4)	2.3	1.4
Professional services	4.7	4.8
Specialty retail	0.9	0.9
Telecommunications	1.5	1.7
Transportation	0.5	0.5
Total	100.0%	100.0%

(1)Includes investments in Amergin AssetCo, BOCSO and Wingspire.
(2)Includes investment in Fifth Season.
(3)Includes investments in OCIC SLF, Credit SLF and Blue Owl Leasing. See below, within Note 4, for more information.
(4)Includes investments in LSI Financing DAC and LSI Financing LLC.
(5)Rounds to less than 0.1%.
(6)Includes investments in Owl-HP Finance.
The table below describes investments by geographic composition based on fair value as of the following periods:

	March 31, 2026	December 31, 2025
United States:
Midwest	17.9%	17.5%
Northeast	22.1	21.9
South	32.0	32.8
West	19.2	19.2
International	8.8	8.6
Total	100.0%	100.0%
The table below describes the weighted average yields and interest rates of our investments based on fair value as of the following periods:

	As of March 31, 2026	As of December 31, 2025
Weighted average total yield of portfolio(1)	8.9%	8.9%
Weighted average total yield of debt and income producing securities(1)	9.1%	9.1%
Weighted average interest rate of debt securities	8.7%	8.7%
Weighted average spread over base rate of all floating rate investments	5.0%	5.0%

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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee. As of March 31, 2026, three of our portfolio companies are on non-accrual. Our average annual gain/(loss) ratio is (0.14)%.
The following table shows the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	As of March 31, 2026		As of December 31, 2025
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$2,293,760	6.5%	$3,024,891	8.4%
2	31,219,448	87.9	30,964,900	86.2
3	1,906,295	5.4	1,802,851	5.0
4	79,594	0.2	102,729	0.3
5	1,353	0.0	23,577	0.1
Total	$35,500,450	100.0%	$35,918,948	100.0%
The following table shows the amortized cost of our performing and non-accrual investments as of the following periods:

	As of March 31, 2026				As of December 31, 2025
($ in thousands)	Amortized Cost	Percentage	Fair Value	Percentage	Amortized Cost	Percentage	Fair Value	Percentage
Performing	$35,896,796	99.6%	$35,420,609	99.8%	$35,782,251	99.4%	$35,793,812	99.7%
Non-accrual	127,460	0.4%	79,841	0.2%	200,907	0.6%	125,136	0.3%
Total	$36,024,256	100.0%	$35,500,450	100.0%	$35,983,158	100.0%	$35,918,948	100.0%
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
Specialty Finance Portfolio Companies
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management, LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of March 31, 2026, our commitment to Amergin AssetCo is $231.6 million, of which $94.8 million is equity and $136.8 million is debt. As of March 31, 2026, the fair value of our investment in Amergin AssetCo was $216.2 million. As of March 31, 2026, the fair value of our investment in Amergin Asset Management, LLC was $2.0 million. We do not consolidate our equity interest in Amergin AssetCo or Amergin Asset Management, LLC.
BOCSO was formed to hold alternative credit assets, including ABF. ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of March 31, 2026, the portfolio consists of five investments totaling $1.03 billion at cost and fair value, respectively, and ranging in cost from $24.9 million to $379.6 million and with fair value ranging from $24.7 million to $378.0 million. The largest investment is 36.9% of the total cost of BOCSO’s portfolio. As of March 31, 2026, the portfolio asset class composition was 65.6% ABF — Specialty finance, 32.0% ABF — Leasing, and 2.4% ABF — Commercial Real Estate. We do not consolidate our equity interest in BOCSO.
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity commitment to Fifth Season. As of March 31, 2026, the fair value of our investment in Fifth Season was $345.8 million. We do not consolidate our equity interest in Fifth Season.
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial equity commitment to LSI Financing DAC. As of March 31, 2026, fair value of our investment in LSI Financing DAC is $4.2 million. We do not consolidate our equity interest in LSI Financing DAC.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by us pursuant to the Investment Advisory Agreement equal to our pro rata amount of such consulting fee. On November 25, 2024, we made an initial equity commitment to LSI Financing LLC. As of March 31, 2026, the fair value of our investment in LSI Financing LLC is $561.4 million and our total commitment is $724.7 million. We do not consolidate our equity interest in LSI Financing LLC.
Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle-market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic/bridge financings. Wingspire conducts its business through an indirectly owned subsidiary, Wingspire Capital LLC. On November 7, 2025, we made an initial equity commitment to Wingspire. As of March 31, 2026, the fair value of our investment in Wingspire is $10.1 million and our total commitment is $45.0 million. We do not consolidate our equity interest in Wingspire.
Owl-HP Finance is an investment partnership with Hearthstone Residential Holdings (“Hearthstone”), a majority-owned subsidiary of Five Point Holdings, LLC (“Five Point”) (NYSE:FPH). Owl-HP Finance was created to invest in residential land banking (or lot option) programs that provide capital to public home builders. As of March 31, 2026, the Company’s investment at fair value in Owl-HP Finance was $44.1 million and our total commitment was $215.5 million. We do not consolidate our equity interest in Owl-HP Finance.
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
Refer to Exhibit 99.3 for the Blue Owl Leasing’s Supplemental Financial Information.
Results of Operations
The following table represents the operating results for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change
Total Investment Income	$833,503	$707,250	$126,253
Less: Operating Expenses	407,420	338,304	69,116
Net Investment Income (Loss) Before Taxes	426,083	368,946	57,137
Less: Income taxes, including excise taxes	(25)	220	(245)
Net Investment Income (Loss) After Taxes	426,108	368,726	57,382
Net change in unrealized gain (loss)	(443,451)	(53,113)	(390,338)
Net realized gain (loss)	(63,023)	(63,880)	857
Net Increase (Decrease) in Net Assets Resulting from Operations	$(80,366)	$251,733	$(332,099)
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of investment originations and exit activity, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the quarter ended March 31, 2026, our net asset value per share decreased, primarily driven by depreciation on the investment portfolio, and dividends paid in excess of earnings. For the quarter ended March 31, 2025, our net asset value per share decreased, primarily driven by a decrease in the fair value of our investments, net realized losses and dividends paid in excess of earnings.

Investment Income
The following table represents investment income for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change
Interest income	$741,668	$630,819	$110,849
PIK interest income	35,317	28,762	6,555
Dividend income	31,968	26,496	5,472
PIK dividend income	15,439	13,344	2,095
Other income	9,111	7,829	1,282
Total Investment Income	$833,503	$707,250	$126,253
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Investment income increased to $833.5 million for the three months ended March 31, 2026, from $707.3 million for the same period in the prior year, primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased from $28.34 billion as of March 31, 2025 to $33.80 billion as of March 31, 2026, partially offset by a decrease in base interest rates. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Income generated from these fees increased to $16.4 million for the three months ended March 31, 2026, from $15.7 million for the three months ended March 31, 2025, due to an increase in repayment activity.
For the three months ended March 31, 2026, PIK interest and PIK dividend income earned was $35.3 million and $15.4 million, respectively. PIK interest and PIK dividend income represented approximately 4.2% and 1.9% of total investment income for the three months ended March 31, 2026, respectively. For the three months ended March 31, 2025, PIK interest and PIK dividend income earned were $28.8 million and $13.3 million, respectively. PIK interest and PIK dividend income represented approximately 4.1% and 1.9% of total investment income for the three months ended March 31, 2025, respectively. Other income increased period-over-period due to an increase in unfunded investment commitment fees and incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing or as a result of episodic amendments made to the terms of our existing debt investments. Included in investment income is dividend income which includes income earned primarily from our controlled, affiliated equity investments. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Expenses
The following table represents expenses for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change
Offering costs	$1,640	$1,962	$(322)
Interest expense	257,207	216,560	40,647
Management fees	62,230	46,397	15,833
Performance based incentive fees	60,840	52,675	8,165
Professional fees	6,751	5,596	1,155
Directors' fees	445	320	125
Shareholder servicing fees	13,646	11,408	2,238
Other general and administrative	4,661	3,386	1,275
Total Operating Expenses	$407,420	$338,304	$69,116

(1)Refer to “Note 3 — Agreements and Related Party Transactions” to our consolidated financial statements included in this Quarterly Report for additional details on management fee waiver.
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Total operating expenses increased to $407.4 million for the three months ended March 31, 2026 from $338.3 million for the same period in the prior year, primarily due to an increase in interest expense, management fees and incentive fees. The increase in interest expense was driven by an increase in average daily borrowings to $16.28 billion from $12.50 billion period-over-period, partially offset by a decrease in the average interest rate to 6.1% from 6.8% period-over-period. The increase in management fees was driven by growth in the net asset value of the fund. The increase in incentive fees was due to higher pre-incentive fee net investment income earned during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. As a percentage of total assets, offering costs, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period-over-period.
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
For the three months ended March 31, 2026, we did not record any U.S. federal excise tax, and for the three months ended March 31, 2025, we recorded $0.2 million.
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2026 and 2025, we recorded a net tax expense/(benefit) of approximately $(25) thousand and $4 thousand, for taxable subsidiaries, respectively.
We recorded a net deferred tax liability of $1.3 million and net deferred tax liability of $1.6 million of as of March 31, 2026 and December 31, 2025, respectively, for taxable subsidiaries, which is primarily related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests.
Net Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The below table represents the net unrealized gains (losses) on our investment portfolio for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change
Net change in unrealized gain (loss) on investments	$(437,260)	$(60,810)	$(376,450)
Net change in translation of assets and liabilities in foreign currencies	(6,473)	7,528	(14,001)
Excise Tax	282	169	113
Net Change in Unrealized Gain (Loss)	$(443,451)	$(53,113)	$(390,338)
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
For the three months ended March 31, 2026, the net unrealized loss on investments was primarily driven by widening market spreads and decreases in the fair value of certain debt and equity investments, partially offset by increases in the fair value of certain equity investments and reversals of prior period unrealized losses that were realized during the period in connection with a restructuring and other exits. As of March 31, 2026, the fair value of our debt investments as a percentage of principal was 97.3%, as compared to 98.4% as of December 31, 2025.
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
The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended March 31, 2026 and 2025, consisted of the following:

Portfolio Company ($ in millions)	For the Three Months Ended March 31, 2026	Portfolio Company ($ in millions)	For the Three Months Ended March 31, 2025
Barracuda Parent, LLC	$(45.8)	OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(1)	$(19.4)
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(1)	(33.7)	EOS Finco S.A.R.L	(17.1)
Plasma Buyer LLC (dba PathGroup)	(24.8)	Notorious Topco, LLC (dba Beauty Industry Group)	(14.4)
Kaseya Inc.	(19.7)	Asurion, LLC	(5.7)
Cornerstone OnDemand, Inc.	(15.2)	Gloves Buyer, Inc. (dba Protective Industrial Products)	(5.2)
Cloud Software Group, Inc.	(13.9)	Creek Parent, Inc. (dba Catalent)	4.1
Project Alpha Intermediate Holding, Inc. (dba Qlik)	(13.0)	KWOR Acquisition, Inc. (dba Alacrity Solutions)	7.5
NSCALE SERVICES UK LTD	18.0	AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(1)	9.0
Physician Partners, LLC	26.5	Ivanti Software, Inc.	11.8
EOS Finco S.A.R.L	46.3	Physician Partners, LLC	39.5
Remaining Portfolio Companies	(362.0)	Remaining portfolio companies	(70.9)
Total	$(437.3)	Total	$(60.8)

(1)Portfolio company is a controlled, affiliated investment.
(2)Portfolio company is a non-controlled, affiliated investment.
Net Realized Gains (Losses)
The table below represents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change
Net realized gain (loss) on investments	$(67,127)	$(57,865)	(9,262)
Net realized gain (loss) on foreign currency transactions	4,104	(6,015)	10,119
Net Realized Gain (Loss)	$(63,023)	$(63,880)	$857
For the three months ended March 31, 2026, we recognized net realized losses on investments of $67.1 million, primarily driven by the full or partial sales of investments and the restructuring of a certain debt investment. For the three months ended March 31, 2026, we recognized net realized gain on translation of assets and liabilities in foreign currencies of $4.1 million, as compared to a loss of $6.0 million for the prior year period, driven primarily as a result of fluctuations in the EUR vs. US Dollar.

The largest contributors to the change in net realized gain (loss) on investments during the three months ended March 31, 2026 and 2025, consisted of the following:

Portfolio Company ($ in millions)	For the Three Months Ended March 31, 2026	Portfolio Company ($ in millions)	For the Three Months Ended March 31, 2025
EOS Finco S.A.R.L	$(46.9)	Physician Partners, LLC	$(33.1)
Ideal Image Development, LLC	(12.1)	Ivanti Software, Inc.	(14.0)
Walker Edison Furniture Company LLC	(6.6)	KWOR Acquisition, Inc. (dba Alacrity Solutions)	(9.0)
Boxer Parent Company Inc. (f/k/a BMC)	(1.7)	BW Holding, Inc.	(3.0)
Asurion, LLC	0.7	Pegasus BidCo B.V.	0.1
Blackhawk Network Holdings, Inc	(0.4)	Project Ruby Ultimate Parent Corp. (dba Wellsky)	0.1
RealPage, Inc.	(0.4)	Engineered Machinery Holdings, Inc. (dba Duravant)	0.1
Ascensus Holdings, Inc.	(0.2)	OneDigital Borrower LLC	0.1
Clydesdale Acquisition Holdings, Inc. (dba Novolex)	(0.2)	Raven Acquisition Holdings, LLC (dba R1 RCM)	0.2
Cohnreznick Advisory LLC	0.2	Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	0.3
Remaining Portfolio Companies	0.4	Remaining Portfolio Companies	0.4
Total	$(67.2)	Total	$(57.9)
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
As of March 31, 2026 and December 31, 2025, our asset coverage ratios were 215% and 223%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of March 31, 2026, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2026 we had $4.01 billion available under our credit facilities.
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
As of March 31, 2026, we had $0.74 billion in cash. During the three months ended March 31, 2026, we used $0.20 billion in cash for operating activities, primarily as a result of funding portfolio investments of $2.54 billion and other operating activities of $0.20 billion, partially offset by sales and repayments of portfolio investments of $2.50 billion. Lastly, cash provided by financing activities was $0.20 billion during the period, which was the result of proceeds from the issuance of shares of $0.67 billion and net borrowings on our credit facilities, partially offset by $0.26 billion of distributions paid and share repurchases of $1.01 billion.

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
The below tables summarize transactions with respect to shares of our common stock during the following periods:

	For the Three Months Ended March 31, 2026
	S		D		I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	17,186,533	$160,803	484,852	$4,495	46,158,273	$506,932	63,829,658	$672,230
Shares/gross proceeds from the private placements	—	—	—	—	8,484,254	—	8,484,254	—
Share transfer between classes	(3,017,228)	(28,011)	(6,355)	(58)	3,016,296	28,069	(7,287)	—
Reinvestment of distributions	7,226,845	66,700	438,807	4,055	13,817,236	127,870	21,482,888	198,625
Repurchased shares	(21,371,701)	(194,086)	(4,893,111)	(44,477)	(79,537,341)	(724,544)	(105,802,153)	(963,107)
Total shares/gross proceeds	24,449	5,406	(3,975,807)	(35,985)	(8,061,282)	(61,673)	(12,012,640)	(92,252)
Sales load	—	(1,827)	—	—	—	—	—	(1,827)
Total Shares/Net Proceeds	24,449	$3,579	(3,975,807)	$(35,985)	(8,061,282)	$(61,673)	(12,012,640)	$(94,079)

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

	For the Three Months Ended March 31, 2025
	S		D		I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	56,793,287	$545,712	5,939,949	$57,107	104,898,800	$1,002,790	167,632,036	$1,605,609
Shares/gross proceeds from the private placements	—	—	—	—	34,115,615	325,637	34,115,615	325,637
Share transfer between classes(1)	(2,370,300)	(22,590)	2,733	24	2,360,148	22,566	(7,419)	—
Reinvestment of distributions	5,831,531	55,580	426,487	4,069	11,063,342	105,776	17,321,360	165,425
Repurchased shares	(5,655,204)	(53,498)	(201,862)	(1,912)	(15,652,202)	(148,539)	(21,509,268)	(203,949)
Total shares/gross proceeds	54,599,314	525,204	6,167,307	59,288	136,785,703	1,308,230	197,552,324	1,892,722
Sales load	—	(4,574)	—	(430)	—	—	—	(5,004)
Total Shares/Net Proceeds	54,599,314	$520,630	6,167,307	$58,858	136,785,703	$1,308,230	197,552,324	$1,887,718

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
The changes to our offering price per share since the commencement of our initial continuous public offering and associated effective dates of such changes were as follows:

S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2025	$9.54	$0.33	$9.87
February 1, 2025	9.54	0.33	9.87
March 1, 2025	9.51	0.33	9.84
January 1, 2026	9.32	0.33	9.65
February 1, 2026	9.25	0.32	9.57
March 1, 2026	9.11	0.32	9.43

D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2025	$9.55	$0.14	$9.69
February 1, 2025	9.55	0.14	9.69
March 1, 2025	9.52	0.14	9.66
January 1, 2026	9.33	0.14	9.47
February 1, 2026	9.26	0.14	9.40
March 1, 2026	9.12	0.14	9.26

I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2025	$9.57	$—	$9.57
February 1, 2025	9.57	—	9.57
March 1, 2025	9.54	—	9.54
January 1, 2026	9.34	—	9.34
February 1, 2026	9.28	—	9.28
March 1, 2026	9.13	—	9.13
Distributions
The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following tables present cash distributions per share that were recorded during the following periods:

	For the Three Months Ended March 31, 2026
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				S	D	I
November 4, 2025	January 30, 2026	February 25, 2026	$0.07010	$43,232	$4,123	$99,296
February 18, 2026	February 27, 2026	March 30, 2026	0.07010	44,082	4,158	100,913
February 18, 2026	March 31, 2026	April 28, 2026	0.07010	42,572	3,817	96,488
		Total	$0.21030	$129,886	$12,098	$296,697

(1)Distributions per share are gross of shareholder servicing fees.
(2)Distribution amounts are net of shareholder servicing fees.

	For the Three Months Ended March 31, 2025
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				S	D	I
November 5, 2024	January 31, 2025	February 25, 2025	$0.07010	$33,890	$3,499	$69,929
February 18, 2025	February 28, 2025	March 25, 2025	0.07010	35,308	3,794	72,626
February 18, 2025	March 31, 2025	April 24, 2025	0.10280	54,669	5,767	111,979
		Total	$0.24300	$123,867	$13,060	$254,534

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

	For the Three Months Ended March 31, 2026
	S		D		I		Total
Source of Distribution	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount
($ in thousands, except per share amounts)
Net investment income	$0.20295	$125,851	$0.19944	$11,745	$0.20144	$288,512	$0.20186	$426,108
Net realized gain on investments	—	—	—	—	—	—	—	—
Distributions in excess of net investment income	0.00735	4,035	0.01086	353	0.00886	8,185	0.00844	12,573
Total	$0.21030	$129,886	$0.21030	$12,098	$0.21030	$296,697	$0.21030	$438,681

(1)Distributions per share are gross of shareholder servicing fees. Net investment income per share includes shareholder servicing fees.

	For the Three Months Ended March 31, 2025
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.22900	$368,726	94.2%
Distributions in excess of net investment income(3)	0.01400	22,735	5.8
Total	$0.24300	$391,461	100.0%

(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to “Note 12 — Financial Highlights” to our consolidated financial statements included in this Quarterly Report for amounts by share class.
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
Any periodic repurchase offers are subject in part to our available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While we intend to continue to conduct quarterly tender offers as described above, we are not required to do so and may suspend or terminate the share repurchase program at any time. Refer to “Recent Developments — Shares Repurchases” for additional details on our tender offers.

Offer Date	Class	Tender Offer Expiration	Tender Offer (in thousands)	Purchase Price per Share	Shares Repurchased
February 26, 2025	S	March 31, 2025	$53,498	$9.46	5,655,204
February 26, 2025	D	March 31, 2025	1,912	9.47	201,862
February 26, 2025	I	March 31, 2025	148,539	9.49	15,652,202
February 27, 2026	S	March 31, 2026	194,086	9.08	21,371,701
February 27, 2026	D	March 31, 2026	44,477	9.09	4,893,111
February 27, 2026	I	March 31, 2026	724,544	9.11	79,537,341

Debt
As of March 31, 2026, we had in place an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”), as well as a special purpose vehicle asset credit facilities and unsecured notes and in the future, we may enter into additional borrowing arrangements of these types. See “Note 5 — Debt” to our consolidated financial statements included in this Quarterly Report.
Aggregate Borrowings
Our debt obligations consisted of the following as of the following periods:

		March 31, 2026
($ in thousands)	Maturity Date	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)(4)	October 18, 2029	$3,900,000	$568,310	$3,240,717	$(19,252)	$549,058
SPV Asset Facility I	May 15, 2036	650,000	238,600	12,852	(7,175)	231,425
SPV Asset Facility II	April 18, 2030	2,000,000	932,000	90,328	(17,026)	914,974
SPV Asset Facility III	May 22, 2030	2,000,000	1,233,500	182,404	(15,690)	1,217,810
SPV Asset Facility IV	March 16, 2035	500,000	240,000	96,398	(5,171)	234,829
SPV Asset Facility V	October 16, 2029	750,000	606,250	46,002	(4,996)	601,254
SPV Asset Facility VI	April 10, 2035	1,350,000	746,000	80,572	(10,988)	735,012
SPV Asset Facility VII(2)	May 21, 2029	500,000	463,319	6,657	(2,457)	460,862
SPV Asset Facility VIII	December 17, 2035	1,000,000	587,500	80,629	(5,162)	582,338
SPV Asset Facility IX	August 12, 2030	300,000	230,000	59,095	(2,535)	227,465
SPV Asset Facility X	December 31, 2035	750,000	250,000	80,144	(4,779)	245,221
SPV Asset Facility XI	March 05, 2029	500,000	218,000	31,727	(2,820)	215,180
CLO VIII	April 21, 2037	375,000	375,000	—	(2,165)	372,835
CLO XI	May 15, 2035	260,000	260,000	—	(1,464)	258,536
CLO XV	January 20, 2036	312,000	312,000	—	(2,443)	309,557
CLO XVI	April 20, 2036	420,000	420,000	—	(2,374)	417,626
CLO XVII	July 15, 2036	325,000	325,000	—	(2,515)	322,485
CLO XVIII	July 24, 2036	260,000	260,000	—	(1,659)	258,341
CLO XIX	October 22, 2037	260,000	260,000	—	(1,807)	258,193
CLO XXII	October 20, 2037	737,500	737,500	—	(3,028)	734,472
CLO XXIV	January 22, 2038	600,000	600,000	—	(1,813)	598,187
September 2026 Notes	September 23, 2026	350,000	350,000	—	(805)	349,195
February 2027 Notes	February 08, 2027	500,000	500,000	—	(1,391)	498,609
September 2027 Notes(3)	September 16, 2027	600,000	600,000	—	2,808	599,155
AUD 2027 Notes(2)(3)(5)	October 23, 2027	301,816	301,816	—	(1,560)	305,128
May 2028 Notes(3)	May 23, 2028	500,000	500,000	—	(5,911)	494,580
June 2028 Notes(3)	June 13, 2028	650,000	650,000	—	4,747	650,802
January 2029 Notes(3)	January 15, 2029	550,000	550,000	—	117	547,486
September 2029 Notes(3)	September 15, 2029	900,000	900,000	—	(6,456)	909,618
March 2030 Notes(3)	March 15, 2030	1,000,000	1,000,000	—	(16,896)	965,528
EUR 2031 Notes(2)(3)	January 31, 2031	576,212	576,212	—	(8,690)	553,870
March 2031 Notes(3)	March 15, 2031	750,000	750,000	—	(14,964)	738,375
Total Debt		$24,427,528	$16,541,007	$4,007,525	$(166,320)	$16,358,006

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.
(4)The amount available is reduced by $91.0 million of outstanding letters of credit.
(5)AUD 2027 Notes are net of a cross-currency swap.

		December 31, 2025
($ in thousands)	Maturity Date	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance (Costs) Premium	Net Carrying Value
Revolving Credit Facility(2)(4)	October 18, 2029	$3,850,000	$995,268	$2,774,463	$(20,441)	$974,827
SPV Asset Facility I	May 15, 2036	650,000	238,600	32,307	(7,346)	231,254
SPV Asset Facility II	April 18, 2030	2,000,000	932,000	173,356	(18,062)	913,938
SPV Asset Facility III	May 22, 2030	2,000,000	1,233,500	142,656	(16,599)	1,216,901
SPV Asset Facility IV	March 16, 2035	500,000	175,000	135,793	(5,314)	169,686
SPV Asset Facility V	October 16, 2029	750,000	606,250	43,905	(5,344)	600,906
SPV Asset Facility VI	April 10, 2035	1,350,000	646,000	48,201	(12,323)	633,677
SPV Asset Facility VII(2)	May 21, 2029	500,000	463,585	35,092	(2,650)	460,935
SPV Asset Facility VIII	December 17, 2035	1,000,000	587,500	100,696	(5,293)	582,207
SPV Asset Facility IX	August 12, 2030	300,000	230,000	27,908	(2,693)	227,307
SPV Asset Facility X	December 31, 2035	750,000	—	—	(5,206)	(5,206)
CLO VIII	April 21, 2037	375,000	375,000	—	(2,213)	372,787
CLO XI	May 15, 2035	260,000	260,000	—	(1,466)	258,534
CLO XV	January 20, 2036	312,000	312,000	—	(2,504)	309,496
CLO XVI	April 20, 2036	420,000	420,000	—	(2,432)	417,568
CLO XVII	July 15, 2036	325,000	325,000	—	(2,575)	322,425
CLO XVIII	July 24, 2036	260,000	260,000	—	(1,699)	258,301
CLO XIX	October 22, 2037	260,000	260,000	—	(1,776)	258,224
CLO XXII	October 20, 2037	737,500	737,500	—	(3,238)	734,262
September 2026 Notes	September 23, 2026	350,000	350,000	—	(1,219)	348,781
February 2027 Notes	February 08, 2027	500,000	500,000	—	(1,783)	498,217
September 2027 Notes(3)	September 16, 2027	600,000	600,000	—	3,252	602,558
AUD 2027 Notes(2)(3)(5)	October 23, 2027	300,771	300,771	—	(1,801)	297,500
May 2028 Notes(3)	May 23, 2028	500,000	500,000	—	(6,572)	497,070
June 2028 Notes(3)	June 13, 2028	650,000	650,000	—	5,232	655,313
January 2029 Notes(3)	January 15, 2029	550,000	550,000	—	(8,860)	551,308
September 2029 Notes(3)	September 15, 2029	900,000	900,000	—	(6,878)	916,757
March 2030 Notes(3)	March 15, 2030	1,000,000	1,000,000	—	(17,838)	970,380
EUR 2031 Notes(2)(3)	January 31, 2031	587,218	587,218	—	(9,107)	571,783
March 2031 Notes(3)	March 15, 2031	750,000	750,000	—	(15,595)	742,633
Total Debt		$23,287,489	$15,745,192	$3,514,377	$(180,343)	$15,590,329

(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.
(4)The amount available is reduced by $80.3 million of outstanding letters of credit.
(5)AUD 2027 Notes are net of a cross-currency swap.

The below table represents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025
Interest expense	$246,682	$213,576
Amortization of debt issuance costs	11,022	11,038
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items included in interest expense(1)	(497)	(8,054)
Total Interest Expense	$257,207	$216,560
Average interest rate	6.1%	6.8%
Average daily borrowings	$16,279,343	$12,499,494

(1)Refer to “Note 5 — Debt ” to our consolidated financial statements included in this Quarterly Report for details on the facilities’ interest rate swaps.
Senior Securities
The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Promissory Note(5)
March 31, 2026 (Unaudited)	$—	$—	$—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	10.0	2,226.8	—	N/A
SPV Asset Facility I
March 31, 2026 (Unaudited)	$238.6	$2,148.7	$—	N/A
December 31, 2025	238.6	2,225.2	—	N/A
December 31, 2024	300.0	2,094.8	—	N/A
December 31, 2023	475.0	2,085.2	—	N/A
December 31, 2022	440.4	1,927.2	—	N/A
December 31, 2021	301.3	1,998.5	—	N/A
SPV Asset Facility II
March 31, 2026 (Unaudited)	$932.0	$2,148.7	$—	N/A
December 31, 2025	932.0	2,225.2	—	N/A
December 31, 2024	920.0	2,094.8	—	N/A
December 31, 2023	1,718.0	2,085.2	—	N/A
December 31, 2022	1,538.0	1,927.2	—	N/A
December 31, 2021	446.0	1,998.5	—	N/A
SPV Asset Facility III
March 31, 2026 (Unaudited)	$1,233.5	$2,148.7	$—	N/A
December 31, 2025	1,233.5	2,225.2	—	N/A
December 31, 2024	971.9	2,094.8	—	N/A
December 31, 2023	522.0	2,085.2	—	N/A
December 31, 2022	555.0	1,927.2	—	N/A
SPV Asset Facility IV
March 31, 2026 (Unaudited)	$240.0	$2,148.7	$—	N/A
December 31, 2025	175.0	2,225.2	—	N/A
December 31, 2024	355.0	2,094.8	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2023	250.0	2,085.2	—	N/A
December 31, 2022	465.0	1,927.2	—	N/A
SPV Asset Facility V
March 31, 2026 (Unaudited)	$606.3	$2,148.7	$—	N/A
December 31, 2025	606.3	2,225.2	—	N/A
December 31, 2024	250.0	2,094.8	—	N/A
December 31, 2023	200.0	2,085.2	—	N/A
SPV Asset Facility VI
March 31, 2026 (Unaudited)	$746.0	$2,148.7	$—	N/A
December 31, 2025	646.0	2,225.2	—	N/A
December 31, 2024	350.0	2,094.8	—	N/A
December 31, 2023	160.0	2,085.2	—	N/A
SPV Asset Facility VII
March 31, 2026 (Unaudited)	$463.3	$2,148.7	$—	N/A
December 31, 2025	463.6	2,225.2	—	N/A
December 31, 2024	165.9	2,094.8	—	N/A
SPV Asset Facility VIII
March 31, 2026 (Unaudited)	$587.5	$2,148.7	$—	N/A
December 31, 2025	587.5	2,225.2	—	N/A
December 31, 2024	200.0	2,094.8	—	N/A
SPV Asset Facility IX
March 31, 2026 (Unaudited)	$230.0	$2,148.7	$—	N/A
December 31, 2025	230.0	2,225.2	—	N/A
SPV Asset Facility X
March 31, 2026 (Unaudited)	$250.0	$2,148.7	$—	N/A
December 31, 2025	—	2,225.2	—	N/A
SPV Asset Facility XI
March 31, 2026 (Unaudited)	$218.0	$2,148.7	—	N/A
CLO VIII
March 31, 2026 (Unaudited)	$375.0	$2,148.7	$—	N/A
December 31, 2025	375.0	2,225.2	—	N/A
December 31, 2024	290.0	2,094.8	—	N/A
December 31, 2023	290.0	2,085.2	—	N/A
December 31, 2022	290.0	1,927.2	—	N/A
CLO XI
March 31, 2026 (Unaudited)	$260.0	$2,148.7	$—	N/A
December 31, 2025	260.0	2,225.2	—	N/A
December 31, 2024	260.0	2,094.8	—	N/A
December 31, 2023	260.0	2,085.2	—	N/A
CLO XII(7)
March 31, 2026 (Unaudited)	$—	$2,148.7	$—	N/A
December 31, 2025	—	2,225.2	—	N/A
December 31, 2024	260.0	2,094.8	—	N/A
December 31, 2023	260.0	2,085.2	—	N/A
CLO XV
March 31, 2026 (Unaudited)	$312.0	$2,148.7	$—	N/A
December 31, 2025	312.0	2,225.2	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2024	312.0	2,094.8	—	N/A
CLO XVI
March 31, 2026 (Unaudited)	$420.0	$2,148.7	$—	N/A
December 31, 2025	420.0	2,225.2	—	N/A
December 31, 2024	420.0	2,094.8	—	N/A
CLO XVII
March 31, 2026 (Unaudited)	$325.0	$2,148.7	$—	N/A
December 31, 2025	325.0	2,225.2	—	N/A
December 31, 2024	325.0	2,094.8	—	N/A
CLO XVIII
March 31, 2026 (Unaudited)	$260.0	$2,148.7	$—	N/A
December 31, 2025	260.0	2,225.2	—	N/A
December 31, 2024	260.0	2,094.8	—	N/A
CLO XIX
March 31, 2026 (Unaudited)	$260.0	$2,148.7	$—	N/A
December 31, 2025	260.0	2,225.2	—	N/A
December 31, 2024	260.0	2,094.8	—	N/A
CLO XXII
March 31, 2026 (Unaudited)	$737.5	$2,148.7	$—	N/A
December 31, 2025	737.5	2,225.2	—	N/A
CLO XXIV
March 31, 2026 (Unaudited)	$600.0	$2,148.7	$—	N/A
Revolving Credit Facility
March 31, 2026 (Unaudited)	$568.3	$2,148.7	$—	N/A
December 31, 2025	995.3	2,225.2	—	N/A
December 31, 2024	1,335.0	2,094.8	—	N/A
December 31, 2023	628.1	2,085.2	—	N/A
December 31, 2022	302.3	1,927.2	—	N/A
December 31, 2021	451.2	1,998.5	—	N/A
September 2026 Notes
March 31, 2026 (Unaudited)	$350.0	$2,148.7	$—	N/A
December 31, 2025	350.0	2,225.2	—	N/A
December 31, 2024	350.0	2,094.8	—	N/A
December 31, 2023	350.0	2,085.2	—	N/A
December 31, 2022	350.0	1,927.2	—	N/A
December 31, 2021	350.0	1,998.5	—	N/A
February 2027 Notes
March 31, 2026 (Unaudited)	$500.0	$2,148.7	$—	N/A
December 31, 2025	500.0	2,225.2	—	N/A
December 31, 2024	500.0	2,094.8	—	N/A
December 31, 2023	500.0	2,085.2	—	N/A
December 31, 2022	500.0	1,927.2	—	N/A
September 2027 Notes
March 31, 2026 (Unaudited)	$600.0	$2,148.7	$—	N/A
December 31, 2025	600.0	2,225.2	—	N/A
December 31, 2024	600.0	2,094.8	—	N/A
December 31, 2023	600.0	2,085.2	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2022	600.0	1,927.2	—	N/A
AUD 2027 Notes
March 31, 2026 (Unaudited)	$301.8	$2,148.7	$—	N/A
December 31, 2025	300.8	2,225.2	—	N/A
December 31, 2024	295.5	2,094.8	—	N/A
May 2028 Notes
March 31, 2026 (Unaudited)	$500.0	$2,148.7	$—	N/A
December 31, 2025	500.0	2,225.2	—	N/A
June 2028 Notes
March 31, 2026 (Unaudited)	$650.0	$2,148.7	$—	N/A
December 31, 2025	650.0	2,225.2	—	N/A
December 31, 2024	650.0	2,094.8	—	N/A
December 31, 2023	650.0	2,085.2	—	N/A
March 2025 Notes(6)
March 31, 2026 (Unaudited)	$—	$—	$—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	500.0	2,094.8	—	N/A
December 31, 2023	500.0	2,085.2	—	N/A
December 31, 2022	500.0	1,927.2	—	N/A
January 2029 Notes
March 31, 2026 (Unaudited)	$550.0	$2,148.7	$—	N/A
December 31, 2025	550.0	2,225.2	—	N/A
December 31, 2024	550.0	2,094.8	—	N/A
December 31, 2023	550.0	2,085.2	—	N/A
September 2029 Notes
March 31, 2026 (Unaudited)	$900.0	$2,148.7	$—	N/A
December 31, 2025	900.0	2,225.2	—	N/A
December 31, 2024	500.0	2,094.8	—	N/A
March 2030 Notes
March 31, 2026 (Unaudited)	$1,000.0	$2,148.7	$—	N/A
December 31, 2025	1,000.0	2,225.2	—	N/A
December 31, 2024	1,000.0	2,094.8	—	N/A
EUR 2031 Notes
March 31, 2026 (Unaudited)	$576.2	$2,148.7	$—	N/A
December 31, 2025	587.2	2,225.2	—	N/A
March 2031 Notes
March 31, 2026 (Unaudited)	$750.0	$2,148.7	$—	N/A
December 31, 2025	750.0	2,225.2	—	N/A
December 31, 2024	750.0	2,094.8	—	N/A

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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

($ in thousands)	March 31, 2026	December 31, 2025
Revolving loan commitments	$2,251,823	$2,252,294
Delayed draw loan commitments	2,726,734	2,834,971
Debt commitments	$4,978,557	$5,087,265

Specialty finance equity commitments	$433,434	$193,834
Common equity commitments	19,930	20,548
Equity commitments	$453,364	$214,382

Total Unfunded Commitments	$5,431,921	$5,301,647
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
Organizational and Offering Costs
The Adviser has incurred organization and offering costs on behalf of us in the amount of $3.8 million for the period from April 22, 2020 (Inception) to March 31, 2026, of which $3.8 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2026, management were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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
Additionally, we invest in Amergin AssetCo, Fifth Season, BOCSO, LSI Financing LLC, OCIC SLF, Credit SLF, Blue Owl Leasing and Owl HP Finance, controlled affiliated investments, and LSI Financing DAC and Wingspire, non-controlled affiliated investments, as defined in the 1940 Act.
Refer to “Note 3 — Agreements and Related Party Transactions” and “Note 4 — Investments” to our consolidated financial statements included in this Quarterly Report for further details.

Critical Accounting Policies
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as described in our Form 10-K for the fiscal year ended December 31, 2025, in “ITEM 1A. – RISK FACTORS.”
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
Recent Developments
Equity Raise
As of May 4, 2026, we issued 730,766,120 shares of Class S common stock, 106,408,747 shares of Class D common stock, and 1,529,623,918 shares of Class I common stock and have raised total gross proceeds of $6.91 billion, $0.99 billion, and $14.38 billion, respectively, including seed capital of one thousand US dollars contributed by our Adviser in September 2020 and approximately $25.0 million in gross proceeds raised from an entity affiliated with the Adviser. In addition, we expect to receive $26.4 million in subscription payments which we accepted on May 1, 2026 and, which is pending our determination of the net asset value per share applicable to such purchase.
Dividend
On May 5, 2026, we approved a distribution of (i) $0.070100 per share, payable on or before June 30, 2026 to shareholders of record as of May 29, 2026, (ii) $0.070100 per share, payable on or before July 31, 2026 to shareholders of record as of June 30, 2026, and (iii) $0.070100 per share, payable on or before August 31, 2026 to shareholders of record as of July 31, 2026.

CLO XI Reset
On April 27, 2026, we completed a $395.8 million term debt securitization refinancing. As part of the refinancing, the CLO XI Issuer (A) issued the following classes of notes: (i) $82.0 million of AAA(sf) Class A-R Notes, which initially bear interest at the Benchmark plus 1.45% and (ii) $40.0 million of Class B-R Notes, which initially bear interest at the Benchmark plus 2.00% and (B) borrowed (i) $50.0 million under floating rate Class A-1-RL loans, which initially bear interest at the Benchmark plus 1.45% and (ii) $100.0 million under floating rate Class A-2-RL loans, which initially bear interest at the Benchmark plus 1.45%. Concurrently with the issuance and the borrowing, CLO XI redeemed $12.0 million of subordinated securities in the form of 12,000 of its preferred shares. 123,820 preferred shares remain outstanding. The debt is scheduled to mature in April 2039.
Share Repurchases
Pursuant to an offer to purchase dated February 27, 2026, we offered to purchase shares of our issued and outstanding Class S common stock, Class D common stock and Class I common stock representing up to 5.00% of the aggregate number of our shares of common stock outstanding as of December 31, 2025 at a purchase price per share equal to the net offering price per share, as of March 31, 2026.

The offer expired at 7:00 P.M., Eastern Time, on March 31, 2026, and approximately 93,650,433 shares of Class S common stock, 21,440,559 shares of Class D common stock and 348,729,633 shares of Class I common stock were validly tendered and not withdrawn pursuant to the offer to purchase as of such date, which represents 21.9% of the aggregate number of our shares outstanding as of December 31, 2025.
On April 23, 2026, we determined that, as of March 31, 2026, the net offering prices per share of our shares of Class S common stock, Class D common stock and Class I common stock were $9.08 per share, $9.09 per share and $9.11 per share, respectively. We accepted for purchase 21,372,674 shares of Class S common stock, 4,893,111 shares of Class D common stock and 79,586,211 shares of Class I common stock on a pro rata basis based on the number of tendered shares for approximately $194.1 million, $44.5 million and $725 million, respectively, representing 22.822% of the shares of our common stock that were validly tendered and not withdrawn prior to the expiration of the offer. The aggregate purchase price for all shares repurchased pursuant to the offer was approximately $963.6 million.
Core Income Funding VI Amendment
On May 5, 2026, Core Income Funding VI entered into Amendment No. 5 to SPV Asset Facility VI in order to, among other changes, (i) add the ability to draw in CAD, Euro and GBP and (ii) reallocate commitments of the Lenders under the SPV Asset Facility VI to a Total Class A-R-1 Commitment of $1.22 billion and a Total Class A-R-2 Commitment of $135 million.
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
As of March 31, 2026, 98.1% of our debt investments based on fair value were at floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.7%.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$997	$470	$527
Up 200 basis points	665	313	352
Up 100 basis points	332	157	175
Down 100 basis points	(332)	(157)	(175)
Down 200 basis points	(663)	(313)	(350)
Down 300 basis points	(953)	(470)	(483)

(1)Includes the impact of our interest rate swaps as a result of interest rate changes.
(2)Excludes the impact of income based fees. See “Note 3 — Agreements and Related Party Transactions” to our consolidated financial statements included in this Quarterly Report for more information on the income based fees.
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of March 31, 2026 and 2025, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Inflation Risk
Inflation is likely to continue in the near to medium-term, particularly in the United States, and monetary policy may continue to tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.
(b)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our annual report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. The risks described in our annual report on Form 10-K for the fiscal year ended December 31, 2025, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
For the quarter ended March 31, 2026, other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.
In order to satisfy the reinvestment portion of our dividends for the quarter ended March 31, 2026, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price	Share Class
January 28, 2026	December 31, 2025	2,578,547	$9.32	Class S
January 28, 2026	December 31, 2025	157,045	9.33	Class D
January 28, 2026	December 31, 2025	4,992,370	9.34	Class I
February 25, 2026	January 31, 2026	2,295,253	9.25	Class S
February 25, 2026	January 31, 2026	140,429	9.26	Class D
February 25, 2026	January 31, 2026	4,454,853	9.28	Class I
March 30, 2026	February 28, 2026	2,353,045	9.11	Class S
March 30, 2026	February 28, 2026	141,333	9.12	Class D
March 30, 2026	February 28, 2026	4,370,013	9.13	Class I
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

Offer Date	Class	Tender Offer Expiration	Tender Offer (in thousands)	Purchase Price per Share	Shares Repurchased
February 27, 2026	S	March 31, 2026	$194,086	$9.08	21,371,701
February 27, 2026	D	March 31, 2026	44,477	9.09	4,893,111
February 27, 2026	I	March 31, 2026	724,544	9.11	79,537,341

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
10.1
Indenture and Security Agreement, dated March 5, 2026, by and between Owl Rock CLO XXIV, LLC, as Issuer and The Bank of New York Mellon Trust Company, National Association, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 9, 2026).

10.2
Collateral Management Agreement, dated as of March 5, 2026, by and between Owl Rock CLO XXIV, LLC, as Issuer, and Blue Owl Credit Advisors LLC, as Collateral Manager (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 9, 2026).

10.3
Loan Sale Agreement, dated as of March 5, 2026, between Blue Owl Credit Income Corp., as Seller, and Owl Rock CLO XXIV, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 9, 2026).

10.4
Class A-L Credit Agreement, dated as of March 5, 2026, among Owl Rock CLO XXIV, LLC, as Borrower, the Lenders parties thereto, The Bank of New York Mellon Trust Company, National Association, as Loan Agent and as Collateral Trustee (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on March 9, 2026).

10.5
Credit Agreement, dated March 5, 2026, among Core Income Funding XI LLC, as Borrower, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, The Bank of New York Mellon Trust Company, National Association, as Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on March 9, 2026).

10.6
Sale and Contribution Agreement, dated March 5, 2026, between Blue Owl Credit Income Corp., as Seller, and Core Income Funding XI LLC, as Purchaser (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on March 9, 2026).

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

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Supplemental Financial Information of OCIC SLF LLC (Unaudited) as of and for the period ended March 31, 2026.

99.2*	Supplemental Financial Information of Blue Owl Credit SLF LLC (Unaudited) as of and for the period ended March 31, 2026.

99.3*	Supplemental Financial Information of Blue Owl Leasing LLC (Unaudited) as of and for the period ended March 31, 2026.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Owl Credit Income Corp.

Date: May 11, 2026	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: May 11, 2026	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer