Form 10-Q
period 2026-06-30
Blue Owl Credit Income Corp.
filed 2026-08-06
CIK 1812554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2026, the registrant had 662,921,090 shares of Class S common stock, 42,349,153 shares of Class D common stock, and 1,337,628,623 shares of Class I common stock, $0.01, par value per share, outstanding. Common shares outstanding exclude subscriptions received as of August 4, 2026, for which the issuance price is not yet finalized.

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
•risks associated with the demand for liquidity under our share repurchase program and the continued approval of quarterly tender offers by the Board;
•our ability to qualify for and maintain our tax treatment as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”);
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Blue Owl Credit Income Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	As of June 30, 2026 (Unaudited)	As of December 31, 2025
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $34,255,896 and $34,497,335, respectively)	$33,674,539	$34,384,822
Non-controlled, affiliated investments (amortized cost of $51,920 and $16,817, respectively)	54,761	16,564
Controlled, affiliated investments (amortized cost of $1,950,870 and $1,469,006, respectively)	1,960,847	1,517,562
Total investments at fair value (amortized cost of $36,258,686 and $35,983,158, respectively)	35,690,147	35,918,948
Cash (restricted cash of $72,099 and $23,727, respectively)	743,160	733,473
Foreign cash (cost of $10,464 and $3,868, respectively)	10,336	3,081
Interest and dividend receivable	208,338	205,414
Receivable from controlled affiliates	23,085	12,468
Receivable for investments sold	65,119	90,215
Prepaid expenses and other assets	24,881	47,167
Total Assets	$36,765,066	$37,010,766
Liabilities
Debt (net of unamortized debt issuance costs of $170,099 and $180,343, respectively)	$16,862,053	$15,590,329
Distribution payable	138,146	164,816
Payable for investments purchased	—	171,965
Payables to affiliates	87,623	92,563
Tender offer payable	955,065	1,009,562
Accrued expenses and other liabilities	288,833	221,258
Total Liabilities	$18,331,720	$17,250,493
Commitments and contingencies (Note 8)
Net Assets
Class S Common shares $0.01 par value, 1,500,000,000 shares authorized; 661,205,795 and 672,364,767 shares issued and outstanding, respectively	$6,612	$6,724
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 42,288,502 and 60,142,943 shares issued and outstanding, respectively	423	601
Class I Common shares $0.01 par value, 2,000,000,000 shares authorized; 1,328,690,083 and 1,384,490,278 shares issued and outstanding, respectively	13,287	13,845
Additional paid-in-capital	19,104,696	19,856,584
Accumulated undistributed (overdistributed) earnings	(691,672)	(117,481)
Total Net Assets	$18,433,346	$19,760,273
Total Liabilities and Net Assets	$36,765,066	$37,010,766
Net Asset Value Per Class S Share	$9.05	$9.32
Net Asset Value Per Class D Share	$9.06	$9.33
Net Asset Value Per Class I Share	$9.08	$9.34

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$724,429	$698,256	$1,463,990	$1,326,288
Payment-in-kind ("PIK") interest income	37,191	32,187	68,337	60,907
Dividend income	1,508	738	2,486	2,347
PIK dividend income	15,591	14,341	31,030	27,685
Other income	11,375	13,023	20,290	20,852
Total investment income from non-controlled, non-affiliated investments	790,094	758,545	1,586,133	1,438,079
Investment income from non-controlled, affiliated investments:
Interest income	21	15	41	37
PIK interest income	4	50	9	92
Dividend income	396	343	610	343
Other income	1	2	2	2
Total investment income from non-controlled, affiliated investments	422	410	662	474
Investment income from controlled, affiliated investments:
Interest income	4,283	3,289	6,370	6,054
PIK interest income	2,366	—	6,532	—
Dividend income	44,122	19,854	74,898	44,741
Other income	195	—	390	—
Total investment income from controlled, affiliated investments	50,966	23,143	88,190	50,795
Total Investment Income	841,482	782,098	1,674,985	1,489,348
Operating Expenses
Offering costs	$695	$1,580	$2,335	$3,542
Interest expense	267,236	249,963	524,443	466,523
Management fees, net(1)	60,392	51,511	122,622	97,908
Performance based incentive fees	60,771	56,824	121,611	109,499
Professional fees	7,794	7,258	14,545	12,854
Directors' fees	445	320	890	640
Shareholder servicing fees	13,337	12,532	26,983	23,940
Other general and administrative	5,185	3,997	9,846	7,383
Total Operating Expenses	415,855	383,985	823,275	722,289
Net Investment Income (Loss) Before Taxes	425,627	398,113	851,710	767,059
Income tax expense (benefit), including excise tax expense (benefit)	(4)	341	(29)	561
Net Investment Income (Loss) After Taxes	$425,631	$397,772	$851,739	$766,498
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(44,733)	$(54,241)	$(437,329)	$(108,694)
Non-controlled, affiliated investments	3,700	(289)	3,094	(371)
Controlled, affiliated investments	5,479	15,195	(38,579)	8,920
Translation of assets and liabilities in foreign currencies	978	(2,578)	(5,495)	4,950
Income tax (provision) benefit	(272)	(1,235)	10	(1,066)
Total Net Change in Unrealized Gain (Loss)	(34,848)	(43,148)	(478,299)	(96,261)

Blue Owl Credit Income Corp.
Consolidated Statements of Operations — Continued
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net realized gain (loss):
Non-controlled, non-affiliated investments	(19,015)	8,319	(86,142)	(49,546)
Foreign currency transactions	(212)	5,241	3,892	(774)
Total Net Realized Gain (Loss)	(19,227)	13,560	(82,250)	(50,320)
Total Net Realized and Change in Unrealized Gain (Loss)	(54,075)	(29,588)	(560,549)	(146,581)
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$371,556	$368,184	$291,190	$619,917
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class S Common Stock	$110,713	$114,113	$77,189	$191,514
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class D Common Stock	$7,953	$11,606	$5,589	$19,942
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class I Common Stock	$252,890	$242,465	$208,412	$408,461
Earnings Per Share - Basic and Diluted of Class S Common Stock	$0.16	$0.19	$0.11	$0.33
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	677,788,032	607,882,907	681,694,382	580,809,758
Earnings Per Share - Basic and Diluted of Class D Common Stock	$0.17	$0.20	$0.11	$0.35
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted	45,717,405	58,468,742	53,129,561	56,573,122
Earnings Per Share - Basic and Diluted of Class I Common Stock	$0.18	$0.21	$0.15	$0.37
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	1,402,819,846	1,172,654,549	1,417,455,689	1,108,266,084
_______________
(1)Refer to “Note 3 — Agreements and Related Party Transactions” for additional details on management fee waiver.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$425,631	$397,772	$851,739	$766,498
Net change in unrealized gain (loss)	(34,848)	(43,148)	(478,299)	(96,261)
Net realized gain (loss) on investments	(19,227)	13,560	(82,250)	(50,320)
Net Increase (Decrease) in Net Assets Resulting from Operations	371,556	368,184	291,190	619,917
Distributions
Class S	(128,153)	(135,392)	(258,039)	(259,259)
Class D	(9,099)	(13,703)	(21,197)	(26,763)
Class I	(289,448)	(283,191)	(586,145)	(537,725)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(426,700)	(432,286)	(865,381)	(823,747)
Capital Share Transactions
Class S:
Issuance of shares of common stock	34,447	487,762	193,423	1,028,900
Share transfers between classes(1)	(22,367)	(11,105)	(50,378)	(33,695)
Repurchase of common shares	(174,160)	(107,562)	(368,246)	(161,060)
Reinvestment of shareholders' distributions	61,296	62,172	127,996	117,752
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	(100,784)	431,267	(97,205)	951,897
Class D:
Issuance of shares of common stock	372	14,349	4,867	71,026
Share transfers between classes(1)	(98,065)	(1,329)	(98,123)	(1,305)
Repurchase of common shares	(30,906)	(19,164)	(75,383)	(21,076)
Reinvestment of shareholders' distributions	2,550	4,463	6,605	8,532
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	(126,049)	(1,681)	(162,034)	57,177
Class I:
Issuance of shares of common stock	82,642	1,068,761	589,574	2,397,188
Share transfers between classes(1)	120,432	12,434	148,501	35,000
Repurchase of common shares	(749,908)	(337,475)	(1,474,452)	(486,014)
Reinvestment of shareholders' distributions	115,010	116,250	242,880	222,026
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	(431,824)	859,970	(493,497)	2,168,200
Total Increase (Decrease) in Net Assets	(713,801)	1,225,454	(1,326,927)	2,973,444
Net Assets, at beginning of period	19,147,147	16,269,592	19,760,273	14,521,602
Net Assets, at end of period	$18,433,346	$17,495,046	$18,433,346	$17,495,046
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

Blue Owl Credit Income Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$291,190	$619,917
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(4,102,687)	(8,418,782)
Proceeds from investments and investment repayments, net	3,897,388	2,851,462
Net change in unrealized (gain) loss on investments	472,814	100,145
Net change in interest rate swaps attributed to unsecured notes	(73,970)	122,724
Net change in unrealized (gain) loss on foreign currency forward contracts	(7,571)	—
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	13,066	(4,950)
Net change in unrealized (gain) loss on income tax (provisions) benefit	(10)	1,066
Net realized (gain) loss on investments	86,142	49,546
Net realized (gain) loss on foreign currency transactions relating to investments	(6,385)	858
Net realized (gain) loss on foreign currency forward contracts	2,036	—
Net realized (gain) loss on foreign currency transactions relating to debt	—	129
Payment-in-kind interest and dividends	(103,612)	(86,066)
Net accretion/amortization of discount/premium on investments	(46,374)	(52,560)
Amortization of debt issuance costs	23,416	24,965
Amortization of offering costs	2,335	3,542
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable	(2,924)	(11,924)
(Increase) decrease in receivable from controlled affiliates	(10,617)	(7,340)
(Increase) decrease in receivable for investments sold	26,177	46,794
(Increase) decrease in prepaid expenses and other assets	20,930	(140,096)
Increase (decrease) in payable for investments purchased	(171,965)	104,167
Increase (decrease) in payables to affiliates	(4,940)	5,146
Increase (decrease) in accrued expenses and other liabilities	73,108	(108,656)
Net cash provided by (used in) operating activities	377,547	(4,899,913)
Cash Flows from Financing Activities
Borrowings on debt	6,766,924	8,710,000
Repayments of debt	(5,405,444)	(6,895,000)
Deferred offering costs paid	(747)	(5,210)
Debt issuance costs paid	(22,054)	(37,052)
Repurchase of common stock	(1,972,578)	(397,119)
Proceeds from issuance of common shares	787,864	3,497,114
Distributions paid to shareholders	(514,570)	(441,672)
Net cash provided by (used in) financing activities	(360,605)	4,431,061
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $48,372 and $(136,170), respectively)	16,942	(468,852)
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $23,727 and $182,030, respectively)	736,554	1,006,483
Cash and restricted cash, including foreign cash, end of period (restricted cash of $72,099 and $45,860, respectively)	$753,496	$537,631
Supplemental and Non-Cash Information
Interest paid during the period	$493,415	$490,584
Distributions declared during the period	865,381	823,747
Reinvestment of distributions during the period	377,481	348,310
Taxes, including excise tax, paid during the period	1,568	10,028
Distributions Payable	138,146	186,242
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Non-controlled/non-affiliated portfolio company investments
Debt Investments(7)
Advertising and media
DIRECTV Financing, LLC(9)	First lien senior secured loan	S+	5.25%		8/2029	$62,670	—	$62,767	$62,946
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(3)(4)(8)	First lien senior secured loan	S+	4.25%		12/2029	267,492	—	267,180	265,486
Monotype Imaging Holdings Inc.(3)(4)(8)	First lien senior secured loan	S+	5.25%		2/2031	168,532	—	167,594	166,005
								497,541	494,437	2.7%
Aerospace and defense
Horizon Avionics Buyer, LLC (dba Acron Aviation)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		3/2032	152,335	—	151,484	151,438
Jeppesen Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2032	16,637	—	16,522	16,388
ManTech International Corporation(3)(4)(9)	First lien senior secured loan	S+	4.50%		9/2029	14,588	—	14,586	14,332
Peraton Corp.(3)(4)(9)	Second lien senior secured loan	S+	7.75%		2/2029	4,831	—	4,803	3,237
STS PARENT, LLC (dba STS Aviation Group)(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2031	133,490	—	132,950	131,822
STS PARENT, LLC (dba STS Aviation Group)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2030	11,828	—	11,780	11,641
								332,125	328,858	1.8%
Asset based lending and fund finance
Hg Genesis 9 SumoCo Limited(3)(4)(14)(31)	Unsecured facility	E+		6.25%	3/2029	€97,914	—	104,665	111,945
Hg Saturn Luchaco Limited(3)(4)(19)(31)	Unsecured facility	SA+		8.25%	3/2027	£768	—	981	1,019
								105,646	112,964	0.6%
Automotive aftermarket
OAC Holdings I Corp. (dba Omega Holdings)(3)(4)(9)	First lien senior secured loan	S+	5.00%		3/2029	8,269	—	8,191	8,145
OAC Holdings I Corp. (dba Omega Holdings)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		3/2028	1,470	—	1,455	1,431
								9,646	9,576	0.1%
Automotive services
MAJCO LLC (dba Big Brand Tire & Service)(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		9/2032	488,156	—	485,246	479,815
Mavis Tire Express Services Topco Corp.(3)(10)	First lien senior secured loan	S+	3.00%		5/2028	43,494	—	43,370	43,398
McQueen Bidco PTY LTD. (dba Infomedia)(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		12/2032	29,342	—	29,273	28,975
McQueen Bidco PTY LTD. (dba Infomedia)(3)(4)(14)(22)(31)	First lien senior secured revolving loan	E+	4.50%		12/2032	€749	—	844	794
Spotless Brands, LLC(3)(4)(10)	First lien senior secured loan	S+	5.75%		7/2028	80,463	—	80,039	80,463
Spotless Brands, LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	5.00%		7/2028	30,909	—	30,583	30,486
								669,355	663,931	3.6%
Buildings and real estate
Associations Finance, Inc.(3)(4)(6)	Unsecured notes	N/A		14.25%	5/2030	203,460	—	202,602	203,460

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Associations, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	6.50%		7/2028	573,403	—	572,850	573,403
CoreLogic Inc.(8)	First lien senior secured loan	S+	3.50%		6/2028	23,470	—	23,202	23,177
Dodge Construction Network LLC(3)(9)	First lien senior secured loan	S+	4.75%		2/2029	10,327	—	8,905	7,712
RealPage, Inc.(3)(9)	First lien senior secured loan	S+	3.75%		4/2028	17,561	—	17,504	16,480
Wrench Group LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2032	236,441	—	235,150	234,077
Wrench Group LLC(3)(4)(12)(22)	First lien senior secured revolving loan	P+	4.75%		9/2031	648	—	480	324
								1,060,693	1,058,633	5.7%
Business services
Access CIG, LLC(3)(8)	First lien senior secured loan	S+	4.00%		8/2030	77,814	—	77,814	68,671
Accommodations Plus Technologies LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		5/2032	8,064	—	7,993	7,863
Aurelia Netherlands B.V.(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	4.75%		5/2031	€55,027	—	62,192	62,912
Capstone Acquisition Holdings, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.50%		11/2029	85,848	—	85,415	85,633
CMG HoldCo, LLC (dba Crete United)(3)(4)(10)(22)	First lien senior secured loan	S+	5.00%		11/2030	61,266	—	60,740	58,084
ConnectWise, LLC(3)(9)	First lien senior secured loan	S+	3.50%		9/2028	56,328	—	56,185	51,647
Conservice Midco, LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		2/2033	114,198	—	113,923	113,912
CoolSys, Inc.(3)(9)	First lien senior secured loan	S+	3.50%	2.50%	8/2028	13,899	—	13,429	10,616
CoreTrust Purchasing Group LLC(3)(4)(8)	First lien senior secured loan	S+	5.25%		10/2029	128,427	—	127,655	128,105
DuraServ LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		6/2031	218,699	—	217,614	215,121
DuraServ LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.00%		6/2030	8,732	—	8,653	8,368
Hercules Borrower, LLC (dba The Vincit Group)(3)(4)(9)	First lien senior secured loan	S+	4.75%		12/2028	147,290	—	146,953	147,290
Hercules Buyer, LLC (dba The Vincit Group)(3)(4)(6)(32)	Unsecured notes	N/A		0.48%	12/2029	24	—	24	36
Kaseya Inc.(3)(9)	First lien senior secured loan	S+	3.25%		3/2032	79,000	—	78,665	60,783
Kaseya Inc.(3)(4)(9)	Second lien senior secured loan	S+	5.00%		3/2033	25,172	—	25,045	15,166
KPSKY Acquisition, Inc. (dba BluSky)(3)(4)(9)	First lien senior secured loan	S+	5.50%		10/2028	99,617	—	98,856	88,411
KPSKY Acquisition, Inc. (dba BluSky)(3)(4)(9)	First lien senior secured delayed draw term loan	S+	5.75%		10/2028	72	—	71	64
Ping Identity Holding Corp.(3)(8)	First lien senior secured loan	S+	2.75%		11/2032	18,673	—	18,630	18,160
Plano HoldCo, Inc. (dba Perficient)(3)(4)(9)	First lien senior secured loan	S+	3.50%		10/2031	24,688	—	24,593	19,256
Plusgrade Inc.(3)(9)(31)	First lien senior secured loan	S+	3.50%		3/2031	23,463	—	23,463	23,025
Red Planet Borrower, LLC (dba Liftoff Mobile)(3)(8)	First lien senior secured loan	S+	3.75%		8/2032	48,014	—	47,629	47,962
XPLOR T1, LLC(3)(4)(9)	First lien senior secured loan	S+	3.25%		12/2032	91,310	—	90,883	83,320
								1,386,425	1,314,405	7.1%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(3)(4)(9)	First lien senior secured loan	S+	4.00%		11/2027	18,769	—	18,661	17,455
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(3)(4)(9)	Second lien senior secured loan	S+	7.75%		11/2028	40,137	—	40,131	36,726

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

DCG ACQUISITION CORP. (dba DuBois Chemical)(3)(4)(9)	First lien senior secured loan	S+	5.00%		6/2031	106,360	—	105,571	104,764
DM Buyer (USA), Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		2/2033	84,000	—	83,523	83,497
Gaylord Chemical Company, L.L.C.(3)(4)(9)(22)	First lien senior secured loan	S+	5.75%		12/2027	185,841	—	185,285	185,372
Rocket BidCo, Inc. (dba Recochem)(3)(4)(9)(31)	First lien senior secured loan	S+	4.75%		11/2030	351,756	—	346,602	349,997
Velocity HoldCo III Inc. (dba VelocityEHS)(3)(4)(9)	First lien senior secured loan	S+	5.50%		5/2029	4,022	—	4,022	3,952
								783,795	781,763	4.2%
Consumer products
Conair Holdings LLC(3)(8)	First lien senior secured loan	S+	3.75%		5/2028	44,221	—	44,029	37,968
Conair Holdings LLC(3)(4)(8)	Second lien senior secured loan	S+	7.50%		5/2029	22,591	—	22,424	18,243
Foundation Consumer Brands, LLC(3)(4)(8)	First lien senior secured loan	S+	5.00%		2/2029	36,963	—	36,722	36,963
Lignetics Investment Corp.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.50%		3/2028	112,224	—	112,033	112,224
SWK BUYER, Inc. (dba Stonewall Kitchen)(3)(4)(9)	First lien senior secured loan	S+	5.25%		3/2029	57,575	—	57,053	52,537
SWK BUYER, Inc. (dba Stonewall Kitchen)(3)(4)(10)(22)	First lien senior secured revolving loan	S+	5.25%		3/2029	3,068	—	3,025	2,580
WU Holdco, Inc. (dba PurposeBuilt Brands)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2032	188,222	—	187,815	187,281
								463,101	447,796	2.4%
Containers and packaging
Arctic Holdco, LLC (dba Novvia Group)(3)(4)(9)	First lien senior secured loan	S+	5.25%		1/2032	171,492	—	170,814	170,205
Arctic Holdco, LLC (dba Novvia Group)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		1/2031	3,314	—	3,269	3,225
Ascend Buyer, LLC (dba PPC Flexible Packaging)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		9/2028	91,180	—	90,617	90,197
Berlin Packaging(3)(9)	First lien senior secured loan	S+	3.25%		6/2031	65,224	—	65,182	64,839
Clydesdale Acquisition Holdings, Inc. (dba Novolex)(3)(8)	First lien senior secured loan	S+	3.25%		3/2032	71,856	—	71,362	68,967
Fortis Solutions Group, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		10/2028	68,967	—	68,411	67,707
Indigo Buyer, Inc. (dba Inovar Packaging Group)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		5/2028	134,569	—	134,009	134,569
Mauser Packaging Solutions Holding Company(8)	First lien senior secured loan	S+	3.50%		4/2030	33,187	—	32,894	32,690
Pregis Topco LLC(3)(4)(8)	Second lien senior secured loan	S+	7.75%		8/2029	2,500	—	2,500	2,500
Pregis Topco LLC(3)(8)	First lien senior secured loan	S+	3.75%		2/2029	3,694	—	3,687	3,702
Pregis Topco LLC(3)(4)(8)	Second lien senior secured loan	S+	6.75%		8/2029	30,000	—	30,000	30,000
ProAmpac PG Borrower LLC(3)(9)	First lien senior secured loan	S+	4.00%		3/2033	35,000	—	34,493	34,356
Tricorbraun Holdings, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		3/2028	80,377	—	79,797	75,024
								787,035	777,981	4.2%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Distribution
ABB/Con-cise Optical Group LLC(3)(4)(9)	First lien senior secured loan	S+	7.50%		2/2028	33,306	—	33,136	33,223
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(3)(8)	First lien senior secured loan	S+	3.25%		12/2030	63,137	—	63,131	62,227
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(3)(8)	First lien senior secured loan	S+	3.50%		12/2032	132,668	—	130,792	130,903
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(4)(8)	Second lien senior secured loan	S+	5.25%		12/2031	285,000	—	283,170	280,725
Dealer Tire Financial, LLC(6)	Unsecured notes	N/A	8.00%		2/2028	56,120	—	55,688	56,120
Dealer Tire Financial, LLC(8)	First lien senior secured loan	S+	3.00%		7/2031	21,924	—	21,924	21,705
Endries Acquisition, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	107,172	—	106,744	105,565
Formerra, LLC(3)(4)(8)(22)	First lien senior secured loan	S+	7.25%		11/2028	5,441	—	5,354	5,412
Offen, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		7/2030	16,842	—	16,701	16,632
								716,640	712,512	3.9%
Education
Ellucian Holdings Inc. (f/k/a Sophia, L.P.)(8)	Second lien senior secured loan	S+	4.75%		11/2032	10,000	—	9,979	9,625
Learning Care Group (US) No. 2 Inc.(3)(9)	First lien senior secured loan	S+	4.00%		8/2028	41,582	—	41,574	32,263
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)(22)	First lien senior secured loan	S+	2.75%	2.25%	10/2031	139,616	—	138,418	132,925
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.75%		10/2031	8,163	—	8,040	7,469
								198,011	182,282	1.0%
Energy equipment and services
Dresser Utility Solutions, LLC(3)(4)(8)	First lien senior secured loan	S+	5.25%		3/2029	88,507	—	87,978	88,507
								87,978	88,507	0.5%
Financial services
Ascensus Holdings, Inc.(3)(8)	First lien senior secured loan	S+	3.00%		11/2032	6,684	—	6,669	6,520
Baker Tilly Advisory Group, LP(3)(4)(8)	First lien senior secured loan	S+	4.75%		6/2031	112,288	—	110,997	112,288
Baker Tilly Advisory Group, LP(3)(4)(8)	First lien senior secured loan	S+	4.25%		6/2031	224,790	—	223,819	223,666
BCPE Pequod Buyer, Inc. (dba Envestnet)(3)(8)(35)	First lien senior secured loan	S+	2.75%		11/2031	22,605	—	22,605	21,904
Blackhawk Network Holdings, Inc.(3)(8)	First lien senior secured loan	S+	3.50%		3/2029	43,293	—	43,293	43,051
BTRS Holdings Inc. (dba Billtrust)(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		12/2028	33,383	—	33,172	32,608
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		6/2030	39,459	—	39,209	39,459
Citrin Cooperman Advisors LLC(3)(9)	First lien senior secured loan	S+	3.00%		4/2032	2,233	—	2,223	2,166
Cohnreznick Advisory LLC(3)(9)	First lien senior secured loan	S+	3.25%		3/2032	46,482	—	46,482	45,241
Continental Finance Company, LLC(3)(4)(8)	First lien senior secured loan	S+	8.00%		3/2029	13,250	—	13,155	13,151
Computer Services, Inc. (dba CSI)(3)(4)(9)	First lien senior secured loan	S+	4.50%		11/2031	142,999	—	142,214	140,496

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Deerfield Dakota Holdings(3)(4)(9)	First lien senior secured loan	S+	3.00%	2.75%	9/2032	510,393	—	508,128	507,842
Deerfield Dakota Holdings(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.25%		9/2032	17,250	—	17,042	17,015
Finastra USA, Inc.(3)(10)(31)	First lien senior secured loan	S+	4.00%		9/2032	174,563	—	172,974	160,336
First Eagle Holdings, Inc.(3)(9)	First lien senior secured loan	S+	3.50%		8/2032	12,748	—	12,577	12,728
Klarna Holding AB(3)(4)(9)(31)	Subordinated Floating Rate Notes	S+	7.00%		4/2034	1,000	—	1,000	1,000
KRIV Acquisition Inc. (dba Riveron)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		7/2031	97,470	—	95,574	97,470
ML Holdco, Inc. (dba Meridian Link)(3)(4)(9)	First lien senior secured loan	S+	4.25%		10/2032	30,798	—	30,656	30,105
Minotaur Acquisition, Inc. (dba Inspira Financial)(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2030	393,575	—	390,684	392,591
NMI Acquisitionco, Inc. (dba Network Merchants)(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		9/2028	12,408	—	12,389	12,281
OneDigital Borrower LLC(3)(4)(8)	Second lien senior secured loan	S+	5.25%		7/2032	33,800	—	33,667	32,533
OneDigital Borrower LLC(3)(8)	First lien senior secured loan	S+	3.00%		7/2031	19,904	—	19,904	19,253
Pushpay USA Inc(3)(4)(8)(31)	First lien senior secured loan	S+	3.75%		8/2031	1,187	—	1,187	1,104
Saphilux S.a.r.L. (dba IQ-EQ)(3)(10)(31)	First lien senior secured loan	S+	3.00%		7/2028	37,484	—	37,484	37,593
Smarsh Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		2/2029	110,682	—	110,174	105,665
Smarsh Inc.(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.75%		2/2029	6,190	—	6,162	5,731
Vestwell Holdings Inc.(3)(4)(9)	First lien senior secured loan	S+		7.00%	1/2031	23,176	—	22,663	22,481
Vestwell Holdings Inc.(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	7.00%		1/2031	616	—	548	454
Wipfli Advisory LLC(3)(4)(9)(22)	First lien senior secured loan	S+	4.25%		10/2032	65,410	—	65,234	64,823
								2,221,885	2,201,555	11.9%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(3)(8)	First lien senior secured loan	S+	4.00%		9/2028	24,919	—	24,207	18,659
Balrog Acquisition, Inc. (dba Bakemark)(3)(4)(8)	Second lien senior secured loan	S+	7.00%		9/2029	6,000	—	5,975	4,020
Blast Bidco Inc. (dba Bazooka Candy Brands)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2030	35,015	—	34,410	34,840
Dessert Holdings(8)	First lien senior secured loan	S+	4.00%		6/2028	26,013	—	25,953	26,083
Eagle Family Foods Group LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		8/2030	160,247	—	159,061	159,846
Fiesta Purchaser, Inc. (dba Shearer's Foods)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	2.75%		2/2029	3,711	—	3,515	3,462
Gehl Foods, LLC(3)(4)(9)	First lien senior secured loan	S+	6.25%		6/2030	135,775	—	134,718	135,775
Hissho Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		5/2029	148,796	—	148,191	148,796
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(3)(4)(8)	First lien senior secured loan	S+	6.25%		3/2027	46,993	—	46,856	46,993
KBP Brands, LLC(3)(4)(8)	First lien senior secured loan	S+	5.25%		5/2027	54,112	—	53,954	53,301
Ole Smoky Distillery, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		3/2028	29,704	—	29,489	27,253

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par			Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK				Units

Rushmore Investment III LLC (dba Winland Foods)(3)(4)(9)	First lien senior secured loan	S+	5.25%		10/2030		504,297	—	500,581	503,036
Savor Acquisition, Inc. (dba Sauer Brands)(3)(9)	First lien senior secured loan	S+	3.00%		2/2032		2,672	—	2,666	2,685
The Better Being Co., LLC (fka Nutraceutical International Corporation)(3)(4)(8)	First lien senior secured loan	S+	6.00%		12/2029		157,254	—	155,864	156,075
Vital Bidco AB (dba Vitamin Well)(3)(4)(8)(31)	First lien senior secured loan	S+	4.25%		10/2031		223,210	—	219,815	223,210
									1,545,255	1,544,034	8.4%
Healthcare equipment and services
Arctic US Bidco, Inc. (dba ThermoSafe)(3)(4)(9)	First lien senior secured loan	S+	4.52%		11/2032		81,809	—	81,429	81,400
Arctic US Bidco, Inc. (dba ThermoSafe)(3)(4)(9)(22)	First lien senior secured multi-currency revolving loan	S+	4.50%		11/2032		4,921	—	4,847	4,839
Bamboo US BidCo LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		9/2030		139,245	—	138,916	139,245
Bamboo US BidCo LLC(3)(4)(14)	First lien senior secured EUR term loan	E+	5.25%		9/2030		€60,692	—	63,851	69,389
Bamboo US BidCo LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.25%		10/2029		7,045	—	7,045	7,045
Cadence, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		5/2028		11,723	—	11,723	11,723
Cadence, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.25%		5/2028		2,370	—	2,370	2,370
Cambrex Corporation(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		3/2032		262,852	—	260,437	261,433
Canadian Hospital Specialties Limited(3)(4)(21)(31)	First lien senior secured loan	C+	4.50%		4/2028	C$	4,758	—	3,779	3,312
Canadian Hospital Specialties Limited(3)(4)(21)(22)(31)	First lien senior secured revolving loan	C+	4.50%		4/2027	C$	302	—	240	208
Caris Life Sciences, Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	5.00%		4/2031		48,571	—	48,341	48,329
Confluent Medical Technologies, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.00%		2/2029		2,291	—	2,291	2,303
Creek Parent, Inc. (dba Catalent)(3)(4)(8)	First lien senior secured loan	S+	5.00%		12/2031		290,896	—	286,673	288,715
CSC MKG Topco LLC (dba Medical Knowledge Group)(3)(4)(8)	First lien senior secured loan	S+	5.50%		2/2029		97,250	—	96,363	97,250
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(3)(4)(14)	First lien senior secured EUR term loan	E+	5.50%		3/2031		€54,798	—	58,693	61,868
Nelipak Holding Company(3)(4)(9)	First lien senior secured loan	S+	5.50%		3/2031		48,558	—	48,061	47,951
NSM Top Holdings Corp. (dba National Seating & Mobility)(3)(4)(9)	First lien senior secured loan	S+	4.25%		5/2029		9,925	—	9,904	9,925
Packaging Coordinators Midco, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		10/2032		523,131	—	517,002	517,894
Packaging Coordinators Midco, Inc.(3)(4)(19)	First lien senior secured delayed draw term loan	SA+	5.00%		10/2032		£44,249	—	58,281	58,141
Patriot Acquisition TopCo S.À R.L. (dba Corza Health, Inc.)(3)(4)(9)(31)	First lien senior secured loan	S+	4.75%		1/2028		162,690	—	162,347	162,690
PerkinElmer U.S. LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		3/2029		186,674	—	186,396	185,740
Resonetics, LLC(3)(9)	First lien senior secured loan	S+	2.75%		6/2031		16,069	—	16,069	16,038
Rhea Parent, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2030		200,265	—	199,804	198,262

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par			Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK				Units

TBRS, Inc. (dba TEAM Technologies)(3)(4)(9)	First lien senior secured loan	S+	4.75%		11/2031	154,883		—	154,194	154,108
TBRS, Inc. (dba TEAM Technologies)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.75%		11/2030	1,673		—	1,597	1,569
Zest Acquisition Corp.(3)(4)(9)	First lien senior secured loan	S+	5.25%		2/2028	19,236		—	19,237	18,755
									2,439,890	2,450,502	13.3%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(3)(4)(8)	First lien senior secured loan	S+	5.00%		10/2030	36,031		—	35,961	35,851
Anesthesia Consulting & Management, LP(3)(4)(8)	First lien senior secured loan	S+	5.00%		12/2032	53,571		—	53,283	53,571
Atlas Borrower, LLC (dba Anovo)(3)(4)(9)	First lien senior secured loan	S+	4.25%		9/2032	88,141		—	87,340	87,480
Belmont Buyer, Inc. (dba Valenz)(3)(4)(9)(22)	First lien senior secured loan	S+	6.50%		6/2029	69,349		—	68,501	69,349
Belmont Buyer, Inc. (dba Valenz)(3)(4)(9)	First lien senior secured loan	S+	5.25%		6/2029	47,462		—	47,209	47,106
Bristol Hospice L.L.C.(3)(4)(8)	First lien senior secured loan	S+	5.25%		8/2032	200,513		—	199,603	200,513
Comfort Buyer, LLC (dba Suncrest Hospice)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		4/2033	159,442		—	158,582	158,563
Commander Buyer, Inc. (dba CenExel)(3)(4)(8)	First lien senior secured loan	S+	4.50%		6/2032	122,871		—	122,276	122,257
Confluent Health, LLC(3)(4)(8)	First lien senior secured loan	S+	5.00%		11/2028	19,550		—	19,224	17,497
Covetrus, Inc.(3)(9)	First lien senior secured loan	S+	5.00%		10/2029	34,767		—	33,853	33,637
Covetrus, Inc.(3)(4)(9)	Second lien senior secured loan	S+	9.25%		10/2030	160,000		—	157,837	160,000
D4C Dental Brands, Inc.(4)(9)(22)	First lien senior secured loan	S+	4.50%		11/2029	141,446		—	140,492	141,446
dentalcorp Health Services Ltd. (fka Aryeh Bidco Investment Ltd.)(3)(4)(21)(22)(31)	First lien senior secured delayed draw term loan	C+	5.00%		1/2033	C$	290,692	—	208,309	203,753
Engage Debtco Limited(4)(9)(31)	First lien senior secured loan	S+	5.80%	1.47%	7/2029	34,119		—	33,610	32,242
Engage Debtco Limited(3)(4)(9)(31)	First lien senior secured loan	S+	3.08%	2.75%	7/2029	86,848		—	85,848	78,814
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2029	359,421		—	356,119	357,624
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(3)(4)(8)(22)	First lien senior secured loan	S+	4.00%		9/2030	89,644		—	89,296	89,419
Maple Acquisition, LLC (dba Medicus)(3)(4)(10)	First lien senior secured loan	S+	4.75%		5/2031	102,190		—	101,519	102,190
MED ParentCo, LP(8)	First lien senior secured loan	S+	3.00%		4/2031	6,766		—	6,766	6,769
Natural Partners, LLC(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		11/2030	161,754		—	160,522	161,754
Neptune Holdings, Inc. (dba NexTech)(3)(4)(9)	First lien senior secured loan	S+	4.50%		8/2030	30,110		—	29,994	29,433
NH Kronos Parent, Inc. (dba KabaFusion)(3)(4)(9)	First lien senior secured loan	S+	4.50%		1/2033	128,908		—	128,293	128,263
Nova Women's Health, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		1/2032	36,704		—	36,417	36,521
OB Hospitalist Group, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		1/2031	112,961		—	112,279	112,961
Pacific BidCo Inc.(3)(4)(10)(31)	First lien senior secured loan	S+	5.75%		8/2029	190,410		—	188,031	186,602
Pediatric Associates Holding Company, LLC(3)(9)	First lien senior secured loan	S+	5.00%		12/2031	58,882		—	58,010	58,841

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par			Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK				Units

PetVet Care Centers, LLC(3)(4)(8)	First lien senior secured loan	S+	6.00%		11/2030	236,891		—	235,233	206,095
PetVet Care Centers, LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		11/2029	9,977		—	9,807	5,654
PG Buyer, LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		9/2031	29,509		—	29,246	29,066
Physician Partners, LLC(3)(9)	First lien senior secured loan	S+	6.00%		12/2029	175,433		—	167,799	174,117
Physician Partners, LLC(3)(9)	First lien senior secured loan	S+	1.50%	2.50%	12/2029	18,336		—	12,756	16,488
Physician Partners, LLC(4)(9)	First lien senior secured loan	S+	3.00%	2.50%	12/2029	83,935		—	61,240	78,899
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured loan	S+		5.75%	5/2029	122,290		—	109,813	65,425
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(22)(28)	First lien senior secured delayed draw term loan	S+		6.25%	3/2027	2,535		—	2,296	2,535
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured revolving loan	S+		5.75%	5/2028	13,473		—	12,129	7,208
PPV Intermediate Holdings, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.75%		8/2029	164,278		—	162,463	159,548
PPV Intermediate Holdings, LLC(3)(4)(9)	First lien senior secured delayed draw term loan	S+	6.00%		8/2029	9,896		—	9,839	9,674
Premise Health Holding Corp.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		11/2032	121,420		—	120,746	119,546
Quva Pharma, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	3.00%	4/2028	5,991		—	5,934	5,841
SCHP Purchaser, Inc. (dba St. Croix Hospice)(3)(4)(9)	First lien senior secured loan	S+	4.50%		10/2032	119,308		—	118,205	118,414
SimonMed, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		2/2032	271,602		—	270,355	270,244
SimonMed, Inc.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.75%		2/2031	16,879		—	16,760	16,725
Soleo Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		2/2032	132,241		—	131,668	132,241
Soleo Holdings, Inc.(3)(4)(8)	First lien senior secured delayed draw term loan	S+	4.50%		2/2032	15,893		—	15,783	15,893
Soliant Lower Intermediate, LLC (dba Soliant)(3)(10)	First lien senior secured loan	S+	3.75%		7/2031	64,236		—	62,139	46,796
Tivity Health, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2029	73,886		—	73,887	73,886
Unified Women's Healthcare, LP(3)(4)(9)	First lien senior secured loan	S+	5.00%		6/2029	245,981		—	244,798	244,752
Unified Women's Healthcare, LP(3)(4)(8)	First lien senior secured delayed draw term loan	S+	5.00%		6/2029	52,799		—	52,526	52,535
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	88,078		—	87,375	88,078
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2031	182,660		—	181,090	182,204
Vermont Aus Pty Ltd(3)(4)(17)(31)	First lien senior secured AUD term loan	B+	4.50%		3/2028	A$	69,623	—	45,976	48,114
WCG Intermediate Corp. (f/k/a Da Vinci Purchaser Corp.) (dba WCG)(3)(8)	First lien senior secured loan	S+	2.75%		2/2032	16,816		—	16,816	16,679
									4,975,853	4,899,113	26.6%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2028	58,334		—	57,995	58,042
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	5.75%		8/2028	29,160		—	28,949	29,007

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Bracket Intermediate Holding Corp.(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2031	57,640	—	57,138	57,640
Bracket Intermediate Holding Corp.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2031	1,481	—	1,437	1,481
Color Intermediate, LLC (dba ClaimsXten)(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2029	8,936	—	8,937	8,802
Cotiviti, Inc.(3)(8)	First lien senior secured loan	S+	2.75%		5/2031	9,909	—	9,628	9,048
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		8/2031	352,105	—	350,531	352,105
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		8/2031	99,638	—	99,122	99,140
Ensemble RCM, LLC(3)(9)	First lien senior secured loan	S+	3.00%		2/2033	45,025	—	44,971	44,836
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2028	24,201	—	24,011	21,963
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	6.00%		10/2027	976	—	969	821
Himalaya Topco LLC (dba HealthEdge)(3)(4)(8)(22)	First lien senior secured loan	S+	3.00%	2.25%	6/2032	54,348	—	53,837	53,158
Himalaya Topco LLC (dba HealthEdge)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.00%		6/2032	1,283	—	1,211	1,119
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured loan	S+	4.00%	2.50%	12/2030	49,721	—	48,963	48,229
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured delayed draw term loan	S+	6.00%		12/2030	751	—	738	728
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		6/2030	3,942	—	3,877	3,801
Inovalon Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	2.75%	11/2028	313,726	—	313,403	298,824
Inovalon Holdings, Inc.(3)(4)(9)	Second lien senior secured loan	S+		8.50%	11/2033	129,145	—	129,145	108,482
Interoperability Bidco, Inc. (dba Lyniate)(3)(4)(9)	First lien senior secured loan	S+	5.25%		3/2028	76,157	—	76,079	75,585
Klick Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	5.00%		11/2032	169,150	—	168,365	168,304
Klick Inc.(3)(4)(8)(31)	First lien senior secured delayed draw term loan	S+	5.00%		11/2032	18,088	—	18,002	17,997
Modernizing Medicine, Inc. (dba ModMed)(3)(4)(9)	First lien senior secured loan	S+	2.50%	2.25%	4/2032	117,212	—	116,223	117,212
RL Datix Holdings (USA), Inc.(3)(4)(10)	First lien senior secured loan	S+	5.00%		4/2031	66,094	—	66,094	64,937
RL Datix Holdings (USA), Inc.(3)(4)(19)	First lien senior secured GBP term loan	SA+	5.00%		4/2031	£30,608	—	41,306	39,913
Salinger Bidco Inc. (dba Surgical Information Systems)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2031	59,336	—	58,632	59,336
Zelis Cost Management Buyer, Inc.(3)(8)	First lien senior secured loan	S+	2.75%		9/2029	7,865	—	7,821	7,669
Zelis Cost Management Buyer, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		11/2031	69,897	—	69,617	68,143
								1,857,001	1,816,322	9.9%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Household products
Mario Midco Holdings, Inc. (dba Len the Plumber)(3)(4)(9)	Unsecured facility	S+		10.75%	4/2032	39,675	—	39,190	34,022
Mario Purchaser, LLC (dba Len the Plumber)(3)(4)(9)	First lien senior secured loan	S+	4.00%	2.00%	4/2029	116,322	—	115,242	107,016
Mario Purchaser, LLC (dba Len the Plumber)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.75%		4/2028	3,162	—	3,113	2,519
Saber Parent Holdings Corp. (dba Service Logic)(3)(4)(9)	First lien senior secured loan	S+	2.50%	2.25%	12/2032	90,854	—	90,434	89,945
Saber Parent Holdings Corp. (dba Service Logic)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	2.50%	2.25%	12/2032	4,542	—	4,474	4,345
Saber Parent Holdings Corp. (dba Service Logic)(3)(4)(12)(22)	First lien senior secured revolving loan	P+	3.50%		12/2032	5,757	—	5,700	5,633
Sentinel Buyer Corp. (dba SimpliSafe)(3)(4)(8)	First lien senior secured loan	S+	5.00%		11/2032	224,315	—	222,230	221,511
Southern Air & Heat Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2028	20,065	—	20,065	20,015
Southern Air & Heat Holdings, LLC(3)(4)(10)(22)	First lien senior secured delayed draw term loan	S+	4.75%		4/2028	13,521	—	13,378	13,461
								513,826	498,467	2.7%
Human resource support services
AQ Carver Buyer, Inc. (dba CoAdvantage)(3)(10)	First lien senior secured loan	S+	5.50%		8/2029	21,881	—	21,613	17,796
BusinessSolver.com, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		12/2032	16,441	—	16,365	15,989
Cornerstone OnDemand, Inc.(3)(4)(8)	Second lien senior secured loan	S+	6.50%		10/2029	44,583	—	44,248	25,635
Dawn Bidco, LLC (dba Dayforce)(3)(9)	First lien senior secured loan	S+	3.00%		10/2032	125,000	—	124,625	113,575
IG Investments Holdings, LLC (dba Insight Global)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2028	47,000	—	47,002	47,000
								253,853	219,995	1.2%
Infrastructure and environmental services
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		1/2031	65,563	—	65,030	65,563
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		1/2030	369	—	347	369
GI Apple Midco LLC (dba Atlas Technical Consultants)(3)(4)(8)	First lien senior secured loan	S+	6.75%		4/2030	91,997	—	91,036	89,467
GI Apple Midco LLC (dba Atlas Technical Consultants)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.75%		4/2029	7,362	—	7,258	7,057
Peachtree Buyer, Inc. (dba Pond & Company)(3)(4)(9)	First lien senior secured loan	S+	4.50%		12/2032	121,090	—	119,957	118,970
Peachtree Buyer, Inc. (dba Pond & Company)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.50%		12/2032	3,035	—	2,848	2,681

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Tamarack Intermediate, L.L.C. (dba Verisk 3E)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		3/2029	6,018	—	5,945	5,791
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(4)(9)	First lien senior secured loan	S+	4.95%		3/2029	31,305	—	31,092	30,679
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(4)(9)	First lien senior secured delayed draw term loan	S+	4.81%		3/2029	3,474	—	3,440	3,405
USIC Holdings, Inc.(4)(9)(22)	First lien senior secured loan	S+	5.50%		9/2031	17,164	—	17,033	16,730
USIC Holdings, Inc.(4)(9)(22)	First lien senior secured revolving loan	S+	5.14%		9/2031	1,899	—	1,883	1,846
VCI Asset Holdings LLC(3)(4)(6)(31)	First lien senior secured loan	N/A	10.00%		11/2030	192,886	—	191,148	205,424
Vessco Midco Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	4.50%		7/2031	71,654	—	71,095	71,654
Vessco Midco Holdings, LLC(3)(4)(10)(22)	First lien senior secured loan	S+	4.50%		7/2031	47,944	—	47,646	47,944
W.A. Kendall and Company, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.75%		4/2030	52,890	—	52,079	51,631
W.A. Kendall and Company, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.88%		4/2030	5,909	—	5,845	5,808
								713,682	725,019	3.9%
Insurance
Acrisure, LLC(3)(4)(6)(31)	Unsecured notes	N/A	8.50%		6/2029	18,375	—	18,375	17,318
Acrisure, LLC(3)(8)	First lien senior secured loan	S+	3.00%		11/2030	58,298	—	58,299	52,614
Alera Group, Inc.(3)(8)	First lien senior secured loan	S+	2.75%		5/2032	34,713	—	34,713	32,929
Alera Group, Inc.(3)(8)	Second lien senior secured loan	S+	5.50%		5/2033	125,000	—	124,435	118,650
AmeriLife Holdings LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		8/2029	322,846	—	320,295	320,283
AmeriLife Holdings LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		8/2028	8,348	—	8,178	8,098
Ardonagh Midco 3 PLC(3)(9)(31)	First lien senior secured loan	S+	3.00%		2/2031	15,099	—	15,100	14,580
Atlas US Finco, Inc. (dba Nearmap)(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		12/2029	72,735	—	72,446	72,371
Brightway Holdings, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		12/2029	103,126	—	102,840	103,126
CFC USA 2025 LLC (dba CFC Insurance)(3)(9)(31)	First lien senior secured loan	S+	3.50%		7/2032	79,600	—	78,896	74,561
Diamond Mezzanine 24 LLC (dba United Risk)(3)(4)(9)	First lien senior secured loan	S+	4.50%		10/2030	133,152	—	132,628	133,152
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(4)(9)	First lien senior secured loan	S+	3.00%		8/2032	24,875	—	24,820	24,253
Evolution BuyerCo, Inc. (dba SIAA)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2030	232,992	—	232,178	232,992
Galway Borrower LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	4.50%		9/2028	14,360	—	14,308	14,360
HIG Operations Holdings, Inc. (dba Higginbotham)(4)(8)	First lien senior secured loan	S+	4.50%		6/2031	64,140	—	64,140	63,819
HIG Operations Holdings, Inc. (dba Higginbotham)(4)(8)(22)	First lien senior secured delayed draw term loan A	S+	4.50%		12/2031	7,083	—	7,041	7,039
IMA Financial Group, Inc.(3)(8)	First lien senior secured loan	S+	3.00%		11/2028	16,077	—	16,061	16,010
Integrity Marketing Acquisition, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		8/2028	377,034	—	375,837	377,034

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		11/2032	42,357	—	42,144	41,885
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.50%		11/2032	1,406	—	1,378	1,345
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(3)(4)(8)	First lien senior secured loan	S+		10.50%	7/2030	20,653	—	20,532	20,653
KWOR Acquisition, Inc. (dba Alacrity Solutions)(3)(4)(9)	First lien senior secured loan	S+	1.00%	5.25%	2/2030	6,321	—	6,301	6,321
KWOR Intermediate I, Inc. (dba Alacrity Solutions)(3)(4)(9)	First lien senior secured loan	S+		8.00%	2/2030	6,721	—	6,675	6,402
Mitchell International, Inc.(3)(8)	First lien senior secured loan	S+	3.00%		6/2031	46,495	—	46,495	44,157
Mitchell International, Inc.(3)(4)(8)	Second lien senior secured loan	S+	5.25%		6/2032	37,700	—	37,510	34,401
One, Inc. Software Corporation(3)(4)(9)	First lien senior secured loan	S+	4.50%		12/2032	100,750	—	100,278	99,743
Simplicity Financial Marketing Group Holdings, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		12/2031	186,359	—	184,803	184,009
Summit Acquisition Inc. (dba K2 Insurance Services)(3)(8)	First lien senior secured loan	S+	3.50%		10/2031	23,582	—	23,582	23,532
The Liberty Company Insurance Brokers, LLC(3)(4)(10)	First lien senior secured loan	S+	3.75%		10/2032	17,278	—	17,198	16,241
THG Acquisition, LLC (dba Hilb)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		10/2031	109,606	—	108,699	108,098
Trucordia Insurance Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	3.25%		6/2032	103,220	—	102,993	91,866
Trucordia Insurance Holdings, LLC(3)(4)(9)	Second lien senior secured loan	S+	5.75%		6/2033	275,750	—	273,247	248,864
Truist Insurance Holdings, LLC(3)(9)	First lien senior secured loan	S+	2.75%		5/2031	3,500	—	3,493	3,414
Truist Insurance Holdings, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	3.25%		5/2029	202	—	202	97
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		12/2029	49,846	—	49,636	49,846
								2,725,756	2,664,063	14.5%
Internet software and services
Activate Holdings (US) Corp. (dba Absolute Software)(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		7/2030	5,624	—	5,608	5,539
AI Titan Parent, Inc. (dba Prometheus Group)(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		8/2031	35,490	—	35,192	34,498
AlphaSense, Inc.(3)(4)(9)	First lien senior secured loan	S+	6.25%		6/2029	3,533	—	3,510	3,516
Anaplan, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		6/2029	261,011	—	261,011	256,443
Appfire Technologies, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		3/2028	14,287	—	14,244	13,858
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		1/2031	123,682	—	122,761	120,101
Auctane, Inc. (f/k/a Stamps.com Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.75%		6/2033	60,125	—	59,231	59,223
Avalara, Inc.(3)(9)	First lien senior secured loan	S+	2.50%		3/2032	2,487	—	2,435	2,378
Armstrong Bidco Limited(3)(4)(19)(31)	First lien senior secured GBP term loan	SA+	5.25%		6/2029	£25,209	—	30,640	32,456

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Artifact Bidco, Inc. (dba Avetta)(3)(4)(9)	First lien senior secured loan	S+	4.15%		7/2031	15,498	—	15,439	15,459
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(3)(4)(8)	First lien senior secured loan	S+	6.00%		3/2031	17,911	—	17,718	17,597
Barracuda Parent, LLC(3)(9)	First lien senior secured loan	S+	4.50%		8/2029	13,937	—	13,720	9,413
Barracuda Parent, LLC(3)(9)	Second lien senior secured loan	S+	7.00%		8/2030	93,250	—	91,498	30,633
Barracuda Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	6.50%		8/2029	34,116	—	33,380	25,757
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)	First lien senior secured loan	S+	2.50%	3.00%	10/2028	224,014	—	223,991	220,094
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2027	8,948	—	8,916	8,627
BCTO BSI Buyer, Inc. (dba Buildertrend)(3)(4)(9)	First lien senior secured loan	S+	5.75%		12/2028	71,184	—	71,182	69,760
BCTO WIW Holdings, Inc. (dba When I Work)(3)(4)(6)	Senior convertible notes	N/A		5.50%	8/2030	3,823	—	3,823	3,823
By Light Professional IT Services LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.50%		7/2031	100,849	—	99,457	97,196
CALABRIO, INC.(3)(9)	First lien senior secured loan	S+	4.00%		11/2032	25,000	—	23,831	19,270
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.25%		8/2027	9,763	—	9,712	9,323
CivicPlus, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	3.25%	2.75%	8/2030	45,105	—	44,920	44,165
Clearwater Analytics Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		6/2033	93,627	—	93,160	93,159
Cloud Software Group, Inc.(3)(9)	First lien senior secured loan	S+	3.25%		3/2031	79,014	—	79,014	69,043
Cloud Software Group, Inc.(3)(9)	First lien senior secured loan	S+	3.25%		8/2032	53,912	—	53,912	46,477
Clover Holdings 2, LLC (dba Cohesity)(3)(8)	First lien senior secured loan	S+	3.75		12/2031	78,751	—	77,976	75,073
Coupa Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		2/2030	26,031	—	26,001	25,054
Coupa Holdings, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		2/2029	1,110	—	1,091	1,047
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(3)(4)(9)	Unsecured notes	S+		11.75%	6/2034	13,383	—	13,284	13,149
Crewline Buyer, Inc. (dba New Relic)(3)(4)(9)	First lien senior secured loan	S+	6.75%		11/2030	171,701	—	169,876	167,838
Databricks, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.50%		1/2032	73,469	—	73,469	73,469
Delta TopCo, Inc. (dba Infoblox, Inc.)(3)(9)	First lien senior secured loan	S+	2.75%		11/2029	8,279	—	8,170	7,819
Delta TopCo, Inc. (dba Infoblox, Inc.)(3)(9)	Second lien senior secured loan	S+	5.25%		11/2030	82,075	—	81,663	74,590
Delinea Buyer, Inc. (f/k/a Centrify)(3)(4)(9)	First lien senior secured loan	S+	4.25%		3/2030	118,272	—	117,907	117,681
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)(3)(4)(8)(22)	First lien senior secured loan	S+	5.50%		8/2032	256,128	—	252,385	235,363
Diamond Insure Bidco (dba Acturis)(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	3.75%		7/2031	€3,123	—	3,302	3,517
Diamond Insure Bidco (dba Acturis)(3)(4)(19)(31)	First lien senior secured GBP term loan	SA+	4.00%		7/2031	£8,362	—	10,413	10,933
EET Buyer, Inc. (dba e-Emphasys)(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		11/2029	30,134	—	30,023	29,661

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Einstein Parent, Inc. (dba Smartsheet)(3)(4)(9)	First lien senior secured loan	S+	5.25%		1/2031	76,841	—	76,171	75,496
Flexera Software LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		8/2032	129,403	—	129,113	126,167
Flexera Software LLC(3)(4)(13)	First lien senior secured EUR term loan	E+	4.50%		8/2032	€31,803	—	37,164	35,451
Forescout Technologies, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		5/2032	163,751	—	163,234	160,067
Granicus, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.25%	1/2031	33,740	—	33,511	33,318
Granicus, Inc.(3)(4)(9)	First lien senior secured delayed draw term loan	S+	3.00%	2.25%	1/2031	5,010	—	4,977	4,885
Granicus, Inc.(3)(4)(12)(22)	First lien senior secured revolving loan	P+	4.25%		1/2031	371	—	341	313
GS Acquisitionco, Inc. (dba insightsoftware)(3)(4)(9)	First lien senior secured loan	S+	5.25%		5/2028	9,686	—	9,685	9,275
Gusto, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		11/2030	67,479	—	67,254	67,310
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(3)(4)(8)(31)	First lien senior secured loan	S+	6.50%		4/2028	39,196	—	39,154	38,608
Hyland Software, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		9/2030	143,554	—	143,554	139,248
Icefall Parent, Inc. (dba EngageSmart)(3)(4)(9)	First lien senior secured loan	S+	4.50%		1/2030	27,961	—	27,961	27,752
Infobip Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		6/2029	12,838	—	12,690	12,709
Jawbreaker Parent, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.75%		1/2033	157,034	—	156,232	154,679
JS Parent, Inc. (dba Jama Software)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2031	896	—	892	896
KnowBe4, Inc.(3)(9)	First lien senior secured loan	S+	3.75%		7/2032	47,760	—	47,676	37,014
Litera Bidco LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		5/2028	42,307	—	42,200	41,555
Lumen Bidco 1 Limited (dba Unit4)(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	4.50%		6/2033	€110,769	—	128,687	122,843
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(3)(4)(8)(31)	First lien senior secured loan	S+	4.50%		7/2028	165,540	—	165,429	165,540
Matterhorn Finco, Inc. (dba Nexthink)(3)(4)(9)	First lien senior secured loan	S+	5.50%		3/2033	83,098	—	82,697	82,683
Ministry Brands Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	52,121	—	51,686	50,819
Mitnick Corporate Purchaser, Inc.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	3.50%		5/2027	2,050	—	2,052	1,956
NSCALE SERVICES UK LTD(3)(4)(9)(22)(31)	First lien senior secured delayed draw term loan	S+	5.00%		2/2031	5,587	—	3,325	3,600
Onward Acquireco, Inc. (dba OneStream)(3)(4)(8)	First lien senior secured loan	S+	2.38%	2.68%	4/2033	150,796	—	150,251	150,231
PDI TA Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.50%	2/2031	60,059	—	59,414	57,356
PDI TA Holdings, Inc.(3)(4)(9)	First lien senior secured revolving loan	S+	5.50%		2/2031	5,022	—	4,973	4,796
Perforce Software, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		3/2031	4,900	—	4,886	2,450
Perforce Software, Inc.(3)(8)	First lien senior secured loan	S+	4.75%		6/2029	14,443	—	14,289	7,891
Project Alpha Intermediate Holding, Inc. (dba Qlik)(3)(9)	First lien senior secured loan	S+	3.25%		10/2030	53,116	—	53,072	38,233
Proofpoint, Inc.(3)(9)	First lien senior secured loan	S+	3.00%		8/2028	32,538	—	32,424	31,360
Proofpoint, Inc.(3)(4)(9)	Second lien senior secured loan	S+	5.75%		12/2033	35,748	—	35,412	33,782
Proofpoint, Inc.(3)(4)(14)	Second lien senior secured loan	E+	5.75%		12/2033	€31,273	—	35,412	33,787
QAD, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		11/2027	45,573	—	45,574	45,118

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Securonix, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.00%	3.75%	4/2029	31,392	—	31,251	24,486
Securonix, Inc.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	7.00%		4/2029	1,780	—	1,764	605
Sitecore Holding III A/S(3)(4)(15)	First lien senior secured EUR term loan	E+	6.00%		3/2029	€26,382	—	27,822	29,333
Sitecore Holding III A/S(3)(4)(10)	First lien senior secured loan	S+	6.00%		3/2029	4,574	—	4,557	4,448
Sitecore USA, Inc.(3)(4)(10)	First lien senior secured loan	S+	6.00%		3/2029	27,576	—	27,472	26,818
Sophos Holdings, LLC(3)(8)(31)	First lien senior secured loan	S+	3.50%		3/2027	50,799	—	50,751	47,019
Storable, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		4/2031	41,706	—	41,651	37,085
Storable Intermediate Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+		6.00%	4/2032	31,629	—	31,507	27,834
Spaceship Purchaser, Inc. (dba Squarespace)(3)(4)(9)	First lien senior secured loan	S+	3.75%		10/2031	94,871	—	94,871	93,922
Themis Solutions Inc. (dba Clio)(3)(4)(8)(31)	First lien senior secured loan	S+	1.75%	3.75%	10/2032	19,888	—	19,711	19,491
Thunder Purchaser, Inc. (dba Vector Solutions)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		6/2028	44,105	—	43,966	43,246
Tricentis Operations Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	3.25%	2/2032	53,237	—	52,812	51,906
Victors Purchaser, LLC (dba Service Express)(3)(4)(9)	First lien senior secured loan	S+	4.50%		12/2032	111,543	—	111,287	110,706
Victors Purchaser, LLC (dba Service Express)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.50%		12/2032	1,621	—	1,544	1,497
VIRTUSA CORPORATION(3)(8)	First lien senior secured loan	S+	3.25%		2/2029	16,327	—	16,342	14,092
Zendesk, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		11/2028	214,755	—	213,162	207,776
								4,915,727	4,680,454	25.4%
Leisure and entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		7/2031	301,332	—	298,302	301,332
Aerosmith Bidco 1 Limited (dba Audiotonix)(3)(4)(10)(31)	First lien senior secured delayed draw term loan	S+	5.25%		7/2031	65,152	—	64,391	65,152
Birdie Bidco, Inc. (dba Concert Golf Partners)(3)(4)(9)(22)	First lien senior secured loan	S+	2.50%	2.25%	11/2032	157,966	—	157,139	157,572
Eternal Buyer, LLC (dba Wedgewood Weddings)(3)(4)(8)	First lien senior secured loan	S+	4.25%		6/2032	76,476	—	76,137	76,093
Troon Golf, L.L.C.(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		8/2028	376,890	—	376,739	376,890
								972,708	977,039	5.3%
Manufacturing
Engineered Machinery Holdings, Inc. (dba Duravant)(4)(9)	Second lien senior secured loan	S+	6.00%		5/2029	19,160	—	19,136	19,160
Gloves Buyer, Inc. (dba Protective Industrial Products)(3)(8)	First lien senior secured loan	S+	4.00%		5/2032	20,561	—	20,471	20,616
MHE Intermediate Holdings, LLC (dba OnPoint Group)(3)(4)(9)(22)	First lien senior secured loan	S+	6.00%		7/2027	61,444	—	61,313	59,402
MHE Intermediate Holdings, LLC (dba OnPoint Group)(3)(4)(9)	First lien senior secured loan	S+	6.25%		7/2027	4,620	—	4,596	4,481

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Sonny's Enterprises, LLC(3)(4)(9)	First lien senior secured loan	S+	5.50%		8/2028	163,919	—	162,876	162,279
Sonny's Enterprises, LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	6.50%		8/2028	12,614	—	12,520	12,614
Sonny's Enterprises, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.50%		8/2027	20,755	—	20,658	20,496
								301,570	299,048	1.6%
Pharmaceuticals
Puma Buyer, LLC (dba PANTHERx)(3)(4)(9)	First lien senior secured loan	S+	4.25%		3/2032	182,528	—	181,453	182,528
Senderra RX Acquisition, LLC(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		3/2033	62,569	—	61,872	61,843
								243,325	244,371	1.3%
Professional services
Apex Group Treasury LLC(3)(9)(31)	First lien senior secured loan	S+	3.50%		2/2032	136,571	—	135,997	128,978
Certinia Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		8/2031	209,536	—	209,157	204,298
DCCM, LLC(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		6/2032	54,023	—	53,438	53,553
EP Purchaser, LLC (dba Entertainment Partners)(3)(9)	First lien senior secured loan	S+	4.50%		11/2028	25,240	—	24,832	16,128
Essential Services Holding Corporation (dba Turnpoint)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		6/2030	1,917	—	1,888	1,764
Essential Services Holding Corporation (dba Turnpoint)(3)(4)(9)	First lien senior secured loan	S+	2.88%	2.75%	6/2031	35,704	—	35,432	34,454
Gerson Lehrman Group, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2028	165,599	—	164,891	163,115
Guidehouse Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		12/2030	108,003	—	108,003	103,142
Paris US Holdco, Inc. (dba Precinmac)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		12/2031	87,839	—	87,046	87,839
Pike Corp.(3)(4)(8)	First lien senior secured loan	S+	4.25%		12/2032	245,776	—	244,619	245,776
RELATIVITY INTERMEDIATE HOLDCO LLC(3)(4)(8)	First lien senior secured loan	S+	2.75%		1/2033	17,500	—	17,459	17,063
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(9)	First lien senior secured loan	S+	6.50%		5/2028	253,139	—	252,726	251,873
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(14)	First lien senior secured EUR term loan	E+	6.75%		5/2028	€43,383	—	47,128	49,351
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.50%		5/2028	2,742	—	2,747	2,639
Sovos Compliance, LLC(3)(8)	First lien senior secured loan	S+	3.25%		8/2029	42,682	—	42,701	39,916
Thevelia (US) LLC (dba Tricor)(9)(31)	First lien senior secured loan	S+	3.00%		6/2029	10,880	—	10,880	10,556
Vensure Employer Services, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	235,940	—	233,424	233,580
Vistage International, Inc.(3)(9)	First lien senior secured loan	S+	3.75%		7/2029	29,383	—	29,383	28,795
								1,701,751	1,672,820	9.1%
Specialty retail
Galls, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		3/2030	161,259	—	159,550	161,259
Milan Laser Holdings LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		4/2027	19,699	—	19,666	19,649
The Shade Store, LLC(3)(4)(9)(35)	First lien senior secured loan	S+		6.00%	10/2029	24,606	—	19,988	15,317
								199,204	196,225	1.1%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Telecommunications
CCI BUYER, INC. (dba Consumer Cellular)(3)(4)(9)	First lien senior secured loan	S+	5.00%		5/2032	493,295	—	488,975	493,295
EOS Finco S.A.R.L (dba Netceed)(3)(4)(10)(31)	First lien senior secured loan	S+	5.00%		1/2032	16,711	—	14,039	13,786
EOS Finco S.A.R.L (dba Netceed)(3)(4)(15)(22)(31)	First lien senior secured delayed draw term loan	E+	6.25%		1/2032	€1,336	—	1,431	1,383
Reinstated NewCo S.À R.L. (dba Netceed)(3)(4)(9)(31)	First lien senior secured loan	S+		9.00%	1/2033	9,955	—	7,501	7,068
								511,946	515,532	2.8%
Transportation
Lightbeam Bidco, Inc. (dba Lazer Spot)(3)(4)(9)(22)	First lien senior secured loan	S+	4.80%		5/2030	155,497	—	155,391	154,719
Motus Group, LLC(3)(8)	First lien senior secured loan	S+	3.75%		12/2028	31,956	—	31,947	26,862
								187,338	181,581	1.0%
Total non-controlled/non-affiliated debt investments								$33,378,561	$32,759,785	177.7%
Total non-controlled/non-affiliated misc. debt commitments(22)(23)(Note 8)								$(11,695)	$(23,130)	(0.1)%
Total non-controlled/non-affiliated portfolio company debt investments								$33,366,866	$32,736,655	177.6%

Equity Investments
Asset based lending and fund finance
Amergin Asset Management, LLC(3)(4)(29)(30)	Specialty finance equity investment	N/A			N/A	—	50,000,000	$1	$2,061
								1	2,061	—%
Automotive services
Percheron Horsepower-A LP (dba Big Brand Tire & Service)(3)(5)(22)(29)(30)(31)	LP Interest	N/A			N/A	—	8,838,808	71,714	93,576
CD&R Value Building Partners I, L.P. (dba Belron)(3)(5)(29)(30)(31)	LP Interest	N/A			N/A	36,993	—	35,917	54,677
								107,631	148,253	0.8%
Business services
25CXBFS SCSP (dba Xplor)(4)(29)(30)(31)	LP Interest	N/A			N/A	10,000	—	10,042	10,000
Hercules Buyer, LLC (dba The Vincit Group)(3)(4)(29)(30)(32)	Common Units	N/A			N/A	—	10,000	12	16
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(3)(4)(10)(30)	Perpetual Preferred Stock	S+		10.75%	N/A	—	33,768	50,111	29,036
								60,165	39,052	0.2%
Chemicals
Triton Long-Term Investment, LLC (dba Drew Marine)(3)(4)(29)(30)(31)	Membership Interest	N/A			N/A	—	6,000,000	6,000	6,000
								6,000	6,000	—%
Consumer products
ASP Conair Holdings LP(3)(4)(29)(30)	Class A Units	N/A			N/A	—	9,286	929	167
								929	167	—%
Containers and packaging
TCB Holdings I LLC (dba TricorBraun)(3)(4)(6)(30)	Class A Preferred Units	N/A		14.00%	N/A	—	87,500	103,473	94,625
								103,473	94,625	0.5%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Financial services
Capital Integration Systems LLC (dba CAIS)(3)(4)(29)(30)	Class D Common Units	N/A			N/A	—	19,117	15,000	15,000
Snowbird Manager LP(3)(5)(29)(30)(31)	LP Interest	N/A			N/A	—	786,491	4,225	4,345
Vestwell Holdings Inc.(3)(4)(29)(30)	Series D Preferred Stock	N/A			N/A	—	50,726	1,007	1,106
Vestwell Holdings Inc.(3)(4)(6)(30)	Series E Preferred Stock	N/A		13.25%	N/A	—	321,494	10,119	9,770
Vestwell Holdings Inc.(3)(4)(29)(30)	Warrants	N/A			N/A	—	25,303	412	455
								30,763	30,676	0.2%
Food and beverage
Hissho Sushi Holdings, LLC(3)(4)(29)(30)	Class A Units	N/A			N/A	—	941,780	4,254	13,389
								4,254	13,389	0.1%
Healthcare equipment and services
KPCI Co-Invest 2, L.P.(3)(4)(29)(30)(31)	Class A Units	N/A			N/A	—	2,146,109	21,461	20,421
Maia Aggregator, LP(3)(4)(29)(30)	Class A-2 Units	N/A			N/A	—	12,921,348	12,921	15,306
Patriot Holdings SCSp (dba Corza Health, Inc.)(3)(4)(29)(30)(31)	Class B Units	N/A			N/A	—	17,221	180	149
Patriot Holdings SCSp (dba Corza Health, Inc.)(3)(4)(6)(30)(31)	Class A Units	N/A		8.00%	N/A	—	1,251	1,741	1,737
Rhea Acquisition Holdings, LP(3)(4)(29)(30)	Series A-2 Units	N/A			N/A	—	11,964,286	11,964	11,438
								48,267	49,051	0.3%
Healthcare providers and services
Baypine Commander Co-Invest, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	6,753	—	6,793	7,075
KOBHG Holdings, L.P. (dba OB Hospitalist)(3)(4)(29)(30)	Class A Interests	N/A			N/A	—	3,520	3,520	4,854
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(29)(30)	Class A Interest	N/A			N/A	—	1,205	12,048	15,883
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(3)(4)(29)(30)	Common equity	N/A			N/A	—	1,329	3,563	3,560
Nova Women’s Health Partners Holdings, LP(3)(4)(29)(30)	Class A Units	N/A			N/A	—	2,972,028	3,864	3,864
Polar Investors LP (dba Dentalcorp)(3)(4)(22)(29)(30)(31)	Common equity	N/A			N/A	8,520	—	8,520	8,520
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(3)(4)(6)(30)	Series A Preferred Stock	N/A		15.00%	N/A	—	27,355	39,218	31,030
XOMA Corporation(3)(4)(29)(30)	Warrants	N/A			N/A	—	54,000	369	1,039
								77,895	75,825	0.4%
Healthcare technology
BEHP Co-Investor II, L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	1,270	—	157	2,543
Minerva Holdco, Inc.(3)(4)(6)(30)	Senior A Preferred Stock	N/A		10.75%	N/A	—	100,000	158,979	154,490

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

ModMed Software Midco Holdings, Inc. (dba ModMed)(3)(4)(6)(30)	Series A Preferred Units	N/A		13.00%	N/A	—	25,474	28,884	29,447
Orange Blossom Parent, Inc.(3)(4)(29)(30)	Common Units	N/A			N/A	—	16,667	1,667	1,581
WP Irving Co-Invest, L.P.(3)(4)(29)(30)(31)	Partnership Units	N/A			N/A	—	1,250,000	720	2,503
								190,407	190,564	1.0%
Household products
Rome Topco Holdings, LLC (dba SimpliSafe)(3)(4)(29)(30)	Class A Units	N/A			N/A	—	10,876	10,876	11,284
Rome Topco Holdings, LLC (dba SimpliSafe)(3)(4)(29)(30)	Class B Units	N/A			N/A	—	10,876,453	—	939
								10,876	12,223	0.1%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(3)(4)(6)(30)	Series A Preferred Stock	N/A		10.50%	N/A	—	12,750	20,488	9,913
								20,488	9,913	0.1%
Insurance
Accelerate Topco Holdings, LLC(3)(4)(29)(30)	Common Units	N/A			N/A	—	91,806	2,535	4,149
Evolution Parent, LP (dba SIAA)(3)(4)(29)(30)	LP Interest	N/A			N/A	—	2,703	270	465
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(3)(4)(29)(30)	LP Interest	N/A			N/A	—	49,976	412	565
Hockey Parent Holdings, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	—	25,000	25,000	32,733
KWOR Intermediate I, Inc. (dba Alacrity Solutions)(3)(4)(29)(30)	Class A-1 Common Stock	N/A			N/A	—	3,605	1,726	—
KWOR Intermediate I, Inc. (dba Alacrity Solutions)(3)(4)(9)(30)	Preferred Stock	S+		8.00%	N/A	—	3,856	4,481	4,167
PCF Holdco, LLC (dba Trucordia)(3)(4)(29)(30)	Warrants	N/A			N/A	—	1,503,286	5,129	4,141
PCF Holdco, LLC (dba Trucordia)(3)(4)(6)(30)	Preferred equity	N/A		14.00%	N/A	—	19,423	23,817	28,473
								63,370	74,693	0.4%
Infrastructure and environmental services
Valor CI Blocker Feeder LP(3)(4)(22)(29)(30)(31)	Investment partnership	N/A			N/A	9,912	—	9,640	10,345
VCI Intermediate TopCo 1 LLC(3)(4)(29)(30)(31)	Class B Units	N/A			N/A	10,716	—	10,382	10,930
								20,022	21,275	0.1%
Internet software and services
AlphaSense, LLC(3)(4)(29)(30)	Series E Preferred Shares	N/A			N/A	—	84,645	765	1,291
Bird Holding B.V. (fka MessageBird Holding B.V.)(3)(4)(29)(30)(31)	Extended Series C Warrants	N/A			N/A	—	7,980	49	9
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(3)(4)(29)(30)	Common Units	N/A			N/A	—	1,729,439	1,729	2,679
Chrome Investors LP(3)(4)(22)(29)(30)(31)	LP Interest	N/A			N/A	7,339	—	7,341	7,706
Elliott Alto Co-Investor Aggregator L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	6,530	—	6,572	14,937
GT Silver Co-Invest SCSp(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	2,882	—	2,882	2,882

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	992	—	992	1,199
Nscale Limited(3)(4)(29)(30)(31)	Preferred equity	N/A			N/A	—	11,840	13,037	15,876
Nscale Limited(3)(4)(29)(30)(31)	Series B Preferred Shares	N/A			N/A	—	1,372,740	8,691	22,031
Project Alpine Co-Invest Fund, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	17,000	—	17,012	19,454
Project Hotel California Co-Invest Fund, L.P.(3)(29)(30)(31)	LP Interest	N/A			N/A	3,522	—	3,508	3,779
Thunder Topco L.P. (dba Vector Solutions)(3)(4)(29)(30)	Common Units	N/A			N/A	—	712,884	713	749
VEPF VIII Co-Invest 8-A, L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	2,367	—	2,367	2,367
WMC Bidco, Inc. (dba West Monroe)(3)(4)(6)(30)	Senior Preferred Stock	N/A		11.25%	N/A	—	33,385	55,495	54,614
WP Silver Co-Invest, L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	2,882	—	2,882	2,882
Zoro TopCo, Inc.(3)(4)(9)(30)	Series A Preferred Equity	S+		9.50%	N/A	—	3,986	6,169	6,096
Zoro TopCo, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	—	1,380,129	13,801	11,139
								144,005	169,690	0.9%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(3)(4)(29)(30)	LP Interest	N/A			N/A	—	1,218	134	189
								134	189	—%
Telecommunications
Equity NewCo S.A. (dba Netceed)(3)(4)(29)(30)(31)	Common equity	N/A			N/A	—	53,605,326	350	238
								350	238	—%
Total non-controlled/non-affiliated portfolio company equity investments								$889,030	$937,884	5.1%
Total non-controlled/non-affiliated portfolio company investments								$34,255,896	$33,674,539	182.7%

Non-controlled/affiliated portfolio company investments(24)
Debt Investments(7)
Education
Pluralsight, LLC(3)(4)(8)(28)(35)	First lien senior secured loan	S+		7.50%	8/2029	1,481	—	$1,345	$118
Pluralsight, LLC(3)(4)(8)	First lien senior secured loan	S+	3.00%	1.50%	8/2029	1,212	—	1,212	1,085
								2,557	1,203	—%
Total non-controlled/affiliated debt investments								$2,557	$1,203	—%
Total non-controlled/affiliated misc. debt commitments(22)(23)(Note 8)								$—	$(73)	—%
Total non-controlled/affiliated portfolio company debt investments								$2,557	$1,130	—%

Equity Investments
Asset based lending and fund finance
Wingspire Capital Holdings LLC(3)(4)(22)(30)	Specialty finance equity investment	N/A			N/A	—	7,434,821	$45,000	$50,386
								45,000	50,386	0.3%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Education
Paradigmatic Holdco LLC (dba Pluralsight)(3)(4)(29)(30)	Common stock	N/A			N/A	—	396,827	1,053	—
								1,053	—	—%
Pharmaceuticals
LSI Financing 1 DAC(3)(4)(30)(31)	Specialty finance equity investment	N/A			N/A	3,260	—	3,310	3,245
								3,310	3,245	—%
Total non-controlled/affiliated portfolio company equity investments								$49,363	$53,631	0.3%
Total non-controlled/affiliated portfolio company investments								$51,920	$54,761	0.3%

Controlled/affiliated portfolio company investments(24)
Debt Investments(7)
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(6)(31)	Specialty finance debt investment	N/A		12.00%	7/2030	59,579	—	$59,579	$59,579
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(6)(31)	Specialty finance debt investment	N/A		12.00%	11/2030	87,211	—	87,211	87,211
								146,790	146,790	0.8%
Specialty Retail
Notorious Holdings LLC (dba Beauty Industry Group)(3)(4)(9)	First lien senior secured loan	S+		9.00%	12/2031	26,084	—	25,856	25,302
Notorious Topco, LLC (dba Beauty Industry Group)(3)(4)(9)	First lien senior secured loan	S+		7.25%	12/2030	53,850	—	53,645	53,177
								79,501	78,479	0.4%
Total controlled/affiliated debt investments								$226,291	$225,269	1.2%
Total controlled/affiliated misc. debt commitments(22)(23)(Note 8)								$—	$(127)	—%
Total controlled/affiliated portfolio company debt investments								$226,291	$225,142	1.2%

Equity Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(22)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	27,363	—	$27,403	$33,940
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	30,900	—	30,941	47,467
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)(3)(5)(30)(31)(34)	Specialty finance equity investment	N/A			N/A	248,045	—	256,595	255,925
								314,939	337,332	1.8%
Buildings and real estate
OWL-HP FINANCE LLC(3)(5)(22)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	104,365	—	104,367	104,234
								104,367	104,234	0.6%
Insurance
Fifth Season Investments LLC(3)(4)(30)	Specialty finance equity investment	N/A			N/A	—	33	333,200	365,639
								333,200	365,639	2.0%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Joint ventures
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(5)(30)(31)	LLC interest	N/A			N/A	327,933	—	327,933	260,828
Blue Owl Credit SLF LLC(3)(5)(30)(31)	LLC interest	N/A			N/A	99,489	—	99,489	90,568
Blue Owl Leasing LLC(3)(5)(29)(30)(31)	LLC Interest	N/A			N/A	1,900	—	1,900	1,876
								429,322	353,272	1.9%
Pharmaceuticals
LSI Financing LLC(3)(5)(22)(30)(31)	Specialty finance equity investment	N/A			N/A	493,187	—	493,187	527,175
								493,187	527,175	2.9%
Specialty retail
Notorious Purchaser II, Inc. (dba Beauty Industry Group)(3)(4)(29)(30)	Class B Common Stock	N/A			N/A	—	4,063	49,564	48,053
								49,564	48,053	0.3%
Total controlled/affiliated portfolio company equity investments								$1,724,579	$1,735,705	9.4%
Total controlled/affiliated portfolio company investments								$1,950,870	$1,960,847	10.6%
Total Investments								$36,258,686	$35,690,147	193.6%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

	Interest Rate and Cross-currency Swaps as of June 30, 2026
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Unrealized Appreciation / (Depreciation)(e)(g)	Hedged Instrument	Footnote Reference
Interest rate swap(a)(b)(c)	7.75%	S + 4.33%	9/16/2027	$600,000	$(5,802)	$—	$(5,802)	September 2027 Notes	Notes 5 and 7
Interest rate swap(b)(c)(d)	6.50%	B + 2.72%	10/23/2027	49,188	(474)	—	(474)	AUD 2027 Notes	Notes 5 and 7
Cross-currency swap(a)(b)(c)(e)	6.50%	S + 2.67%	10/23/2027	251,582	6,516	—	6,516	AUD 2027 Notes	Notes 5 and 7
Interest rate swap(a)(b)	5.90%	S + 2.18%	5/23/2028	500,000	(3,229)	—	(3,229)	May 2028 Notes	Notes 5 and 7
Interest rate swap(a)(b)	7.95%	S + 4.49%	6/13/2028	650,000	(8,549)	—	(8,549)	June 2028 Notes	Notes 5 and 7
Interest rate swap(a)(b)(c)	7.75%	S + 4.23%	1/15/2029	550,000	(7,650)	—	(7,650)	January 2029 Notes	Notes 5 and 7
Interest rate swap(a)(b)(c)	6.60%	S + 2.39%	8/15/2029	900,000	5,306	—	5,306	September 2029 Notes	Notes 5 and 7
Interest rate swap(a)(b)(c)	5.80%	S + 2.62%	2/15/2030	1,000,000	(28,571)	—	(28,571)	March 2030 Notes	Notes 5 and 7
Interest rate swap(b)(f)	4.25%	E + 1.93%	1/31/2031	587,218	(8,814)	—	(8,814)	EUR 2031 Notes	Notes 5 and 7
Interest rate swap(a)(b)	6.65%	S + 2.90%	1/15/2031	750,000	(7,540)	—	(7,540)	March 2031 Notes	Notes 5 and 7
Interest rate swaps(a)(b)	6.55%	S + 2.50%	10/15/2031	500,000	(354)	—	(354)	October 2031 Notes	Notes 5 and 7
Total				$6,337,988	$(59,161)	$—	$(59,161)
_______________
(a)Contains a variable rate structure. Bears interest at a rate determined by the Secured Overnight Financing Rate (“SOFR” or “S”).
(b)Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in net carrying value of the hedging item within interest expense.
(c)The Company maintains International Swaps and Derivatives Association (“ISDA”) contracts with its derivatives counterparties.
(d)Contains a variable rate structure. Bears interest at a rate determined by Australian Bank Bill Swap Bid Rate (“BBSY” or “B”).
(e)The associated change in foreign exchange rate of derivative is recorded along with the change in foreign exchange rate of the note within translation of assets and liabilities in foreign currencies.
(f)Contains a variable rate structure. Bears interest at a rate determined by Euro Interbank Offered Rate (“EURIBOR” or “E”).
(g)Amounts are presented in accordance with Regulation S-X 17 CFR § 210.12-13C. Refer to “Note 7 — Derivative Instruments” for additional details on the Company’s interest rate swaps.

	Forward Contracts as of June 30, 2026
	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty(a)	Maturity Date	Unrealized Appreciation / (Depreciation)(b)	Footnote Reference
Foreign currency forward contract	$61,537		£45,425	Royal Bank of Canada	7/20/2026	$1,294	Note 7
Foreign currency forward contract	$208,516	C$	286,242	US Bank National Association	10/13/2026	5,878	Note 7
Foreign currency forward contract	$18,711		€15,980	US Bank National Association	3/22/2027	238	Note 7
Total						$7,410
______________
(a) The Company maintains International Swaps and Derivatives Association (“ISDA”) with its derivatives counterparties.
(b) Amounts are presented in accordance with Regulation S-X 17 CFR § 210.12-13B. Refer to “Note 7 — Derivative Instruments” for additional details on the Company’s foreign currency forward contracts.
______________
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
As of June 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

(7)Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the SOFR (which can include one-, three-, six- or twelve-month SOFR), EURIBOR (which can include one-, three- or six-month EURIBOR), Canadian Overnight Repo Rate Average (“CORRA” or “C”) (which can include one- or three-month CORRA), BBSY (which can include one-, three-, or six-month BBSY), Sterling (SP) Overnight Interbank Average Rate (“SONIA” or “SA”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“Prime” or “P”), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(8)The interest rate on these investments is subject to 1 month SOFR, which as of June 30, 2026 was 3.65%.
(9)The interest rate on these investments is subject to 3 month SOFR, which as of June 30, 2026 was 3.73%.
(10)The interest rate on these investments is subject to 6 month SOFR, which as of June 30, 2026 was 3.85%
(11)Reserved.
(12)The interest rate on these investments is subject to Prime, which as of June 30, 2026 was 6.75%.
(13)The interest rate on these investments is subject to 1 month EURIBOR, which as of June 30, 2026 was 2.20%.
(14)The interest rate on these investments is subject to 3 month EURIBOR, which as of June 30, 2026 was 2.32%.
(15)Reserved.
(16)The interest rate on these investments is subject to 1 month BBSY, which as of June 30, 2026 was 4.26%.
(17)The interest rate on these investments is subject to 3 month BBSY, which as of June 30, 2026 was 4.46%.
(18)Reserved.
(19)The interest rate on these investments is subject to SONIA, which as of June 30, 2026 was 3.73%.
(20)Reserved.
(21)The interest rate on these investments is subject to 3 month CORRA, which as of June 30, 2026 was 2.29%.
(22)Position or portion thereof is a partially unfunded debt or equity commitment. See “Note 8 — Commitments and Contingencies.”

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Non-controlled/non-affiliated - debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	$—	$29,942	$—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	9/2026	1,528	5,264	—
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	12/2027	—	2,482	(6)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	716	(4)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	2/2027	6,117	28,100	—
Anesthesia Consulting & Management, LP	First lien senior secured delayed draw term loan	11/2027	—	7,715	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	2/2027	—	9,273	(232)
Arctic US Bidco, Inc. (dba ThermoSafe)	First lien senior secured delayed draw term loan	11/2027	—	49,208	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	3,793	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	17,537	20,801	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured delayed draw term loan	1/2028	—	10,752	(161)
Birdie Bidco, Inc. (dba Concert Golf Partners)	First lien senior secured delayed draw term loan	11/2027	7,391	35,873	—
Bracket Intermediate Holding Corp.	First lien senior secured delayed draw term loan	10/2027	—	6,404	—
Brightway Holdings, LLC	First lien senior secured delayed draw term loan	7/2027	2,518	20,129	—
BusinessSolver.com, Inc.	First lien senior secured delayed draw term loan	12/2027	—	2,462	(62)
Caris Life Sciences, Inc.	First lien senior secured delayed draw term loan	4/2027	—	36,429	(91)
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	1/2027	111	8,843	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured delayed draw term loan	9/2027	1,384	9,689	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	5/2027	5,482	3,763	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	12/2027	—	25,316	(380)
Clearwater Analytics Holdings, Inc.	First lien senior secured delayed draw term loan	12/2028	—	17,338	(43)
CMG HoldCo, LLC (dba Crete United)	First lien senior secured delayed draw term loan	7/2027	22,503	29,929	(1,187)
Cohnreznick Advisory LLC	First lien senior secured delayed draw term loan	3/2027	—	2,698	(59)
Comfort Buyer, LLC (dba Suncrest Hospice)	First lien senior secured delayed draw term loan	4/2028	—	18,057	(45)
Commander Buyer, Inc. (dba CenExel)	First lien senior secured delayed draw term loan	6/2027	—	33,764	—
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	11/2027	—	28,288	(424)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	7/2027	29,891	10,039	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2027	—	6,726	(34)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	7/2027	6,529	28,260	—
Databricks, Inc.	First lien senior secured delayed draw term loan	1/2028	—	33,967	—
DCCM, LLC	First lien senior secured delayed draw term loan	6/2027	785	25,445	—
dentalcorp Health Services Ltd. (fka Aryeh Bidco Investment Ltd.)	First lien senior secured delayed draw term loan	1/2028	5,227	31,361	—
DuraServ LLC	First lien senior secured delayed draw term loan	3/2027	42,285	29,793	—
DuraServ LLC	First lien senior secured delayed draw term loan	11/2027	—	53,135	(531)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	1/2027	6,784	1,705	—
EOS Finco S.A.R.L (dba Netceed)	First lien senior secured delayed draw term loan	7/2027	1,527	2,318	—
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured delayed draw term loan	6/2027	—	15,411	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
First Eagle Holdings, Inc.	First lien senior secured delayed draw term loan	6/2027	—	2,187	(4)
Galway Borrower LLC	First lien senior secured delayed draw term loan	2/2028	—	49,120	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	5/2027	—	888	(36)
Gusto, Inc.	First lien senior secured delayed draw term loan	11/2027	—	12,896	(32)
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	9/2026	—	8,132	—
HIG Operations Holdings, Inc. (dba Higginbotham)	First lien senior secured delayed draw term loan B	12/2027	1,721	3,275	—
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured delayed draw term loan	6/2027	380	6,911	—
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured delayed draw term loan	12/2027	—	7,290	(109)
Horizon Avionics Buyer, LLC (dba Acron Aviation)	First lien senior secured delayed draw term loan	11/2027	19,655	30,281	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	7/2026	11,476	1,881	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	3/2028	—	20,658	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	24,080	—
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	First lien senior secured delayed draw term loan	11/2028	633	6,399	—
Jawbreaker Parent, Inc.	First lien senior secured delayed draw term loan	1/2029	—	20,483	(205)
Jellyfish Bidco Limited (dba JTC)	First lien senior secured EUR term loan	11/2032	—	6,833	—
Jellyfish Bidco Limited (dba JTC)	First lien senior secured GBP delayed draw term loan	11/2028	—	8,653	—
Jellyfish Bidco Limited (dba JTC)	First lien senior secured GBP term loan	11/2032	—	7,932	—
Jellyfish US Finco, Inc. (dba JTC)	First lien senior secured loan	11/2032	—	47,504	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	9/2027	(1)	6,256	(1)
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	2/2028	—	26,289	—
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured delayed draw term loan	2/2027	—	3,857	—
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured delayed draw term loan	9/2026	17,823	33,669	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured delayed draw term loan	12/2027	18,350	7,586	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	8,653	767	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	3,981	(70)
MAJCO LLC (dba Big Brand Tire & Service)	First lien senior secured delayed draw term loan	9/2027	104,645	101,861	—
ML Holdco, Inc. (dba Meridian Link)	First lien senior secured delayed draw term loan	10/2027	—	8,012	(160)
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	3/2027	—	24,678	(123)
Nelipak Holding Company	First lien senior secured delayed draw term loan	3/2027	—	4,486	(22)
NH Kronos Parent, Inc. (dba KabaFusion)	First lien senior secured delayed draw term loan	1/2028	—	8,537	(21)
Nova Women's Health, Inc.	First lien senior secured delayed draw term loan	7/2027	7,727	40,568	—
NSCALE SERVICES UK LTD	First lien senior secured delayed draw term loan	8/2027	5,587	153,377	—
One, Inc. Software Corporation	First lien senior secured delayed draw term loan	12/2027	—	19,375	(97)
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	10/2027	9,199	79,809	(195)
PerkinElmer U.S. LLC	First lien senior secured delayed draw term loan	10/2027	—	35,613	(45)
PG Buyer, LLC	First lien senior secured delayed draw term loan	9/2027	—	7,074	(71)
Pike Corp.	First lien senior secured delayed draw term loan	12/2028	—	53,430	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	3/2027	2,535	5,756	—
Premise Health Holding Corp.	First lien senior secured delayed draw term loan	11/2027	7,975	5,343	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	14,908	(112)
Saber Parent Holdings Corp. (dba Service Logic)	First lien senior secured delayed draw term loan	12/2028	4,542	20,254	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	5,742	—
Sentinel Buyer Corp. (dba SimpliSafe)	First lien senior secured delayed draw term loan	11/2027	—	18,684	(140)
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	7,094	20,202	—
SimonMed, Inc.	First lien senior secured delayed draw term loan	2/2027	34,622	11,099	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	37,352	2,626	—
Smarsh Inc.	First lien senior secured delayed draw term loan	1/2027	2,305	18,042	(386)
Soleo Holdings, Inc.	First lien senior secured delayed draw term loan	6/2028	—	24,259	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	6/2027	12,614	6,002	—
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	1/2028	5,599	10,356	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	17,957	(314)
Spotless Brands, LLC	First lien senior secured delayed draw term loan	3/2027	30,909	51,022	—
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured delayed draw term loan	10/2026	—	37,550	(282)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	7/2027	2,942	7,115	—
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured delayed draw term loan	11/2026	—	18,303	—
Themis Solutions Inc. (dba Clio)	First lien senior secured delayed draw term loan	10/2027	—	8,310	(166)
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	10/2026	15,297	5,336	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	10/2026	20,266	6,858	—
Tricentis Operations Holdings, Inc.	First lien senior secured delayed draw term loan	2/2027	—	10,055	(201)
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	9/2026	27,038	27,449	—
U.S. Urology Partners LLC	First lien senior secured delayed draw term loan	10/2027	—	25,000	(94)
U.S. Urology Partners LLC	First lien senior secured delayed draw term loan	5/2028	—	5,437	—
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	9/2027	—	1,778	(2)
Lumen Bidco 1 Limited (dba Unit4)	First lien senior secured EUR delayed draw term loan	6/2030	—	11,873	(237)
Onward Acquireco, Inc. (dba OneStream)	First lien senior secured delayed draw term loan	4/2028	—	64,206	(120)
USIC Holdings, Inc.	First lien senior secured delayed draw term loan	9/2026	784	189	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured delayed draw term loan	8/2026	13,185	705	—
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	3/2028	—	24,320	(124)
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	7/2026	23,487	398	—
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	5/2028	—	23,778	—
Vestwell Holdings Inc.	First lien senior secured delayed draw term loan	1/2028	616	4,789	—
Victors Purchaser, LLC (dba Service Express)	First lien senior secured delayed draw term loan	12/2027	—	8,737	(44)
W.A. Kendall and Company, LLC	First lien senior secured delayed draw term loan	12/2026	11,356	47,840	—
Wipfli Advisory LLC	First lien senior secured delayed draw term loan	4/2028	3,804	19,298	—
Wrench Group LLC	First lien senior secured delayed draw term loan	9/2027	—	32,404	(162)
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured delayed draw term loan	4/2027	—	46,130	(115)
Accommodations Plus Technologies LLC	First lien senior secured revolving loan	5/2032	—	1,250	(31)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	7/2029	—	352	(5)
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	39,809	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	4,245	(106)

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Alera Group, Inc.	First lien senior secured revolving loan	5/2030	313	12,188	(330)
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	8,348	25,045	—
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	16,528	(289)
Anesthesia Consulting & Management, LP	First lien senior secured revolving loan	12/2030	—	9,022	—
Appfire Technologies, LLC	First lien senior secured revolving loan	3/2028	—	1,633	(49)
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	1,942	6,555	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured revolving loan	1/2031	3,314	8,522	—
Arctic US Bidco, Inc. (dba ThermoSafe)	First lien senior secured multi-currency revolving loan	11/2032	4,921	11,482	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	2,710	(7)
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	9/2028	1,146	7,041	—
Associations, Inc.	First lien senior secured revolving loan	7/2028	—	25,389	—
Atlas Borrower, LLC (dba Anovo)	First lien senior secured revolving loan	9/2032	—	15,983	(120)
Atlas US Finco, Inc. (dba Nearmap)	First lien senior secured revolving loan	12/2028	—	7,697	(38)
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	1,995	(35)
Baker Tilly Advisory Group, LP	First lien senior secured revolving loan	6/2030	—	43,084	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	7,045	13,083	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	8,948	9,388	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2028	3,996	1,319	—
BCPE Pequod Buyer, Inc. (dba Envestnet)	First lien senior secured revolving loan	11/2029	—	16,634	(516)
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	12/2028	—	9,677	(194)
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured revolving loan	6/2029	1,773	4,876	—
Birdie Bidco, Inc. (dba Concert Golf Partners)	First lien senior secured revolving loan	11/2032	—	24,014	(60)
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	10/2029	—	4,179	(21)
Bracket Intermediate Holding Corp.	First lien senior secured revolving loan	10/2031	1,481	3,522	—
Brightway Holdings, LLC	First lien senior secured revolving loan	12/2029	—	6,589	—
Bristol Hospice L.L.C.	First lien senior secured revolving loan	8/2032	—	19,229	—
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	12/2028	3,978	1,085	—
BusinessSolver.com, Inc.	First lien senior secured revolving loan	12/2032	—	1,097	(30)
By Light Professional IT Services LLC	First lien senior secured revolving loan	7/2031	3,512	3,512	—
Cadence, Inc.	First lien senior secured revolving loan	5/2028	810	2,084	—
Cambrex Corporation	First lien senior secured revolving loan	3/2032	8,324	20,809	—
Canadian Hospital Specialties Limited	First lien senior secured revolving loan	4/2027	213	205	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	8/2027	—	881	(40)
CCI BUYER, INC. (dba Consumer Cellular)	First lien senior secured revolving loan	5/2032	—	29,023	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured revolving loan	6/2029	—	2,239	—
Certinia Inc.	First lien senior secured revolving loan	8/2031	—	15,425	(386)
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured revolving loan	1/2030	369	3,323	—
CivicPlus, LLC	First lien senior secured revolving loan	8/2030	16	6,058	(106)
Clearwater Analytics Holdings, Inc.	First lien senior secured revolving loan	6/2033	—	11,270	(56)
CMG HoldCo, LLC (dba Crete United)	First lien senior secured revolving loan	11/2030	3,609	7,940	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Comfort Buyer, LLC (dba Suncrest Hospice)	First lien senior secured revolving loan	4/2033	3,611	16,251	—
Commander Buyer, Inc. (dba CenExel)	First lien senior secured revolving loan	6/2032	—	22,509	(113)
Conservice Midco, LLC	First lien senior secured revolving loan	2/2033	—	15,552	(39)
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	10/2029	—	14,183	(35)
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	1,110	555	—
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	42,297	(317)
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	17,226	(388)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	50,193	—
D4C Dental Brands, Inc.	First lien senior secured revolving loan	11/2029	6,223	6,878	—
DCCM, LLC	First lien senior secured revolving loan	6/2032	—	10,493	(79)
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	6/2031	—	15,899	(238)
Deerfield Dakota Holdings	First lien senior secured revolving loan	9/2032	17,250	29,796	—
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	3/2030	—	14,103	(71)
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)	First lien senior secured revolving loan	8/2032	4,551	20,733	—
dentalcorp Health Services Ltd. (fka Aryeh Bidco Investment Ltd.)	First lien senior secured revolving loan	1/2033	3,136	22,998	—
Diamond Mezzanine 24 LLC (dba United Risk)*	First lien senior secured revolving loan	10/2030	6,175	—	—
DM Buyer (USA), Inc.	First lien senior secured revolving loan	2/2033	355	16,416	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	3/2029	—	10,552	—
DuraServ LLC	First lien senior secured revolving loan	6/2030	8,732	15,524	—
Eagle Family Foods Group LLC	First lien senior secured revolving loan	8/2030	—	20,344	(51)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2029	—	3,387	(51)
Einstein Parent, Inc. (dba Smartsheet)	First lien senior secured revolving loan	1/2031	—	7,949	(139)
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	6/2030	1,917	2,440	—
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured revolving loan	6/2032	—	15,411	(77)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	4/2030	—	12,968	—
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2/2029	3,711	12,905	—
Flexera Software LLC	First lien senior secured revolving loan	8/2032	—	8,085	(202)
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2031	—	12,702	(286)
Formerra, LLC	First lien senior secured revolving loan	11/2028	158	368	—
Fortis Solutions Group, LLC	First lien senior secured revolving loan	10/2027	3,711	3,036	—
Foundation Consumer Brands, LLC	First lien senior secured revolving loan	2/2029	—	3,411	—
Galls, LLC	First lien senior secured revolving loan	3/2030	11,263	4,434	—
Galway Borrower LLC	First lien senior secured revolving loan	9/2028	1,990	4,277	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	12/2027	1,748	2,225	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2028	—	8,404	(126)
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	4/2029	7,362	3,720	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	976	697	—
Granicus, Inc.	First lien senior secured revolving loan	1/2031	371	4,262	—
GS Acquisitionco, Inc. (dba insightsoftware)*	First lien senior secured revolving loan	5/2028	247	—	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4/2028	—	8,440	(127)

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	12/2028	—	12,595	—
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured revolving loan	6/2032	1,283	6,919	—
Hissho Parent, LLC	First lien senior secured revolving loan	5/2029	—	11,009	—
Horizon Avionics Buyer, LLC (dba Acron Aviation)	First lien senior secured revolving loan	3/2032	13,133	11,835	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	6,978	(209)
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	2,749	(21)
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	9/2028	—	4,866	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	5/2028	—	12,700	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	3,942	751	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	17,886	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	—	6,018	(45)
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2028	—	23,738	(178)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	First lien senior secured revolving loan	11/2032	1,406	4,782	—
Jawbreaker Parent, Inc.	First lien senior secured revolving loan	1/2033	—	20,483	(307)
Jellyfish Bidco Limited (dba JTC)	First lien senior secured multi-currency revolving loan	11/2032	—	14,422	—
Jeppesen Holdings, LLC	First lien senior secured multi-currency revolving loan	11/2032	—	863	(13)
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	88	—
Klick Inc.	First lien senior secured revolving loan	11/2031	—	18,088	(90)
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	7/2031	6,770	10,155	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	43,355	(217)
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	2/2030	—	2,877	—
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured revolving loan	9/2029	—	8,600	(22)
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	5/2029	—	11,685	(58)
Lignetics Investment Corp.	First lien senior secured revolving loan	3/2028	5,747	6,027	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	2,266	(40)
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	7/2028	—	2,419	—
MAJCO LLC (dba Big Brand Tire & Service)	First lien senior secured revolving loan	9/2032	—	59,002	(885)
ManTech International Corporation	First lien senior secured revolving loan	9/2028	—	1,806	(32)
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	5/2030	—	15,336	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	4/2028	3,162	4,876	—
Matterhorn Finco, Inc. (dba Nexthink)	First lien senior secured revolving loan	3/2033	—	12,784	(64)
McQueen Bidco PTY LTD. (dba Infomedia)	First lien senior secured revolving loan	12/2032	856	4,072	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	7/2027	2,143	1,429	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	4/2027	—	2,553	(6)
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	—	4,746	(119)
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	23,851	(60)
Mitnick Corporate Purchaser, Inc.	First lien senior secured revolving loan	5/2027	2,050	7,325	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Modernizing Medicine, Inc. (dba ModMed)	First lien senior secured revolving loan	4/2032	—	10,683	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	21,041	(316)
Natural Partners, LLC	First lien senior secured revolving loan	11/2030	—	11,814	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	3/2031	—	4,604	(58)
Nelipak Holding Company	First lien senior secured revolving loan	3/2031	—	8,797	(110)
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	8/2029	—	4,118	(93)
NH Kronos Parent, Inc. (dba KabaFusion)	First lien senior secured revolving loan	1/2033	—	12,805	(64)
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2028	418	139	—
Nova Women's Health, Inc.	First lien senior secured revolving loan	1/2032	—	3,864	(19)
OAC Holdings I Corp. (dba Omega Holdings)	First lien senior secured revolving loan	3/2028	1,470	1,102	—
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	1/2031	1,883	12,600	—
Offen, Inc.	First lien senior secured revolving loan	7/2029	—	2,268	(28)
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3/2028	—	3,302	(272)
One, Inc. Software Corporation	First lien senior secured revolving loan	12/2032	—	7,750	(78)
Onward Acquireco, Inc. (dba OneStream)	First lien senior secured revolving loan	4/2033	—	26,750	(100)
Packaging Coordinators Midco, Inc.	First lien senior secured revolving loan	10/2032	—	51,253	(513)
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured revolving loan	12/2031	677	8,354	—
Patriot Acquisition TopCo S.À R.L. (dba Corza Health, Inc.)	First lien senior secured revolving loan	1/2028	—	7,761	—
PDI TA Holdings, Inc.*	First lien senior secured revolving loan	2/2031	5,022	—	—
Peachtree Buyer, Inc. (dba Pond & Company)	First lien senior secured revolving loan	12/2032	3,035	17,197	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	9,977	23,281	—
PG Buyer, LLC	First lien senior secured revolving loan	9/2031	—	4,042	(61)
Pike Corp.	First lien senior secured revolving loan	12/2032	—	35,620	—
Plasma Buyer LLC (dba PathGroup)*	First lien senior secured revolving loan	5/2028	13,473	—	—
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	8/2029	4,149	7,705	—
Premise Health Holding Corp.	First lien senior secured revolving loan	11/2031	—	11,308	(170)
Puma Buyer, LLC (dba PANTHERx)	First lien senior secured revolving loan	3/2032	—	31,523	—
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	6,000	(60)
Quva Pharma, Inc.	First lien senior secured revolving loan	4/2028	—	455	(11)
Rhea Parent, Inc.	First lien senior secured revolving loan	12/2030	—	21,596	(216)
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	—	13,053	(228)
Saber Parent Holdings Corp. (dba Service Logic)	First lien senior secured revolving loan	12/2032	5,757	6,634	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	—	5,742	—
SCHP Purchaser, Inc. (dba St. Croix Hospice)	First lien senior secured revolving loan	10/2032	—	19,885	(149)
Securonix, Inc.	First lien senior secured revolving loan	4/2028	1,780	3,559	—
Senderra RX Acquisition, LLC	First lien senior secured revolving loan	3/2033	1,117	10,056	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	2,742	17,820	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	8,163	8,163	—
SimonMed, Inc.	First lien senior secured revolving loan	2/2031	16,879	13,810	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	20,119	(251)
Smarsh Inc.	First lien senior secured revolving loan	2/2029	6,190	4,606	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Soleo Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	15,932	—
Soliant Lower Intermediate, LLC (dba Soliant)	First lien senior secured revolving loan	6/2031	—	15,556	(4,223)
Sonny's Enterprises, LLC	First lien senior secured revolving loan	8/2027	20,755	5,147	—
Southern Air & Heat Holdings, LLC	First lien senior secured revolving loan	4/2028	—	2,659	(7)
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	14,965	(337)
Spotless Brands, LLC	First lien senior secured revolving loan	7/2028	—	2,244	—
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured revolving loan	10/2030	11,828	3,192	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	3/2029	3,068	2,511	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2029	—	5,336	(107)
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured revolving loan	11/2030	1,673	19,244	—
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	12/2029	—	13,257	(99)
Themis Solutions Inc. (dba Clio)	First lien senior secured revolving loan	10/2032	—	6,925	(139)
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	10/2031	2,545	7,813	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	—	1,021	(18)
Tricentis Operations Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	6,284	(157)
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2028	—	27,449	—
Truist Insurance Holdings, LLC	First lien senior secured revolving loan	5/2029	202	6,817	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	6/2029	—	8,120	(41)
Lumen Bidco 1 Limited (dba Unit4)	First lien senior secured EUR revolving loan	6/2033	—	11,873	(237)
USIC Holdings, Inc.	First lien senior secured revolving loan	9/2031	1,899	218	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	12/2029	—	4,975	—
Valeris, Inc. (fka Phantom Purchaser, Inc.)	First lien senior secured revolving loan	9/2031	—	33,898	(85)
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	5/2029	—	258	(5)
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	7/2031	—	7,962	—
Vestwell Holdings Inc.	First lien senior secured revolving loan	1/2031	—	1,507	(45)
Victors Purchaser, LLC (dba Service Express)	First lien senior secured revolving loan	12/2032	1,621	14,996	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	—	52,912	—
W.A. Kendall and Company, LLC	First lien senior secured revolving loan	4/2030	5,909	2,230	—
Wipfli Advisory LLC	First lien senior secured revolving loan	10/2032	—	15,401	(116)
Wrench Group LLC	First lien senior secured revolving loan	9/2031	648	31,756	—
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured revolving loan	4/2032	—	14,351	(72)
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	17,609	(572)
Total non-controlled/non-affiliated - debt commitments			$949,796	$4,437,071	$(23,130)
Non-controlled/non-affiliated - equity commitments
Chrome Investors LP	LP Interest	N/A	7,339	1,835	—
Percheron Horsepower-A LP (dba Big Brand Tire & Service)	LP Interest	N/A	71,714	11,519	—
Polar Investors LP (dba Dentalcorp)	Common equity	N/A	8,520	2,130	—
Valor CI Blocker Feeder LP	Investment partnership	N/A	9,912	804	—
Total non-controlled/non-affiliated - equity commitments			$97,485	$16,288	$—
Non-controlled/affiliated - debt commitments
Pluralsight, LLC	First lien senior secured delayed draw term loan	8/2029	$—	$496	$(52)

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Pluralsight, LLC	First lien senior secured revolving loan	8/2029	—	198	(21)
Total non-controlled/affiliated - debt commitments			$—	$694	$(73)
Controlled/affiliated - debt commitments
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	12/2030	$—	$10,157	$(127)
Total controlled/affiliated - debt commitments			$—	$10,157	$(127)
Controlled/affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	Specialty finance equity investment	N/A	$27,363	$26,282	$—
LSI Financing LLC	Specialty finance equity investment	N/A	493,187	134,400	—
OWL-HP FINANCE LLC	Specialty finance equity investment	N/A	104,365	111,135	—
Total controlled/affiliated - equity commitments			$624,915	$271,817	$—
Total Portfolio Company Commitments			$1,672,196	$4,736,027	$(23,330)
*Fully funded
(23)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments, if any.
(24)As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of the portfolio company’s voting securities or has the power to exercise control over management or policies, including through a management agreement. As defined in the 1940 Act, the Company is an “affiliated person” of this portfolio company if the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions related to the Company’s investments in non-controlled affiliates and controlled affiliates for the six months ended June 30, 2026, were as follows:

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company	Fair value as of December 31, 2025	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Fair value as of June 30, 2026	Interest and PIK Income	Dividend Income	Other Income
Controlled Affiliates
AAM Series 2.1 Aviation Feeder, LLC(c)	$122,705	$12,849	$(245)	$(631)	$134,678	$4,805	$—	$—
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	93,464	2,200	(478)	(1,667)	93,519	3,581	—	—
Blue Owl Credit SLF LLC(d)	76,791	22,522	—	(8,745)	90,568	—	3,939	—
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)	136,815	119,526	—	(416)	255,925	—	14,331	—
Blue Owl Leasing LLC(d)	17,229	—	(15,337)	(16)	1,876	—	41	—
OWL-HP FINANCE LLC(d)	—	105,256	(889)	(133)	104,234	—	—	—
Fifth Season Investments LLC	344,960	22,222	—	(1,543)	365,639	—	17,309	—
LSI Financing LLC	321,093	246,220	(49,917)	9,779	527,175	—	26,338	—
Notorious Topco, LLC (dba Beauty Industry Group)	124,174	4,810	—	(2,579)	126,405	4,516	—	390
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(d)	280,331	13,125	—	(32,628)	260,828	—	12,940	—
Total Controlled Affiliates	$1,517,562	$548,730	$(66,866)	$(38,579)	$1,960,847	$12,902	$74,898	$390

Company	Fair value as of December 31, 2025	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Fair value as of June 30, 2026	Interest and PIK Income	Dividend Income	Other Income
Non-Controlled Affiliates
LSI Financing 1 DAC	$4,105	$—	$(901)	$41	$3,245	$—	$148	$—
Pluralsight, LLC	2,303	11	(7)	(1,177)	1,130	50	—	2
Wingspire Capital Holdings LLC	10,156	36,000	—	4,230	50,386	—	462	—
Total Non-controlled Affiliates	$16,564	$36,011	$(908)	$3,094	$54,761	$50	$610	$2
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
(25)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Company’s Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”), credit facilities to which certain of our subsidiaries are parties (the “SPV Asset Facilities”) and collateral loan obligation transactions (“CLOs”). See “Note 5 — Debt.”
(26)Investment is not pledged as collateral under the Revolving Credit Facility, SPV Asset Facilities and CLOs.
(27)As of June 30, 2026, the net estimated unrealized loss on investments for U.S. federal income tax purposes was $466.7 million based on a tax cost basis of $36.16 billion. As of June 30, 2026, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $812.3 million. As of June 30, 2026, the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $345.6 million.
(28)Investment was on non-accrual status as of June 30, 2026.
(29)Investment is non-income producing.
(30)Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted security” under the Securities Act. As of June 30, 2026, the aggregate fair value of these securities is $2.73 billion, or 14.8% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Portfolio Company	Investment	Acquisition Date
25CXBFS SCSP (dba Xplor)	LP Interest	November, 2025
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC**	Specialty finance equity investment	July, 2022
AAM Series 2.1 Aviation Feeder, LLC**	Specialty finance equity investment	July, 2022
Accelerate Topco Holdings, LLC	Common Units	September, 2022
AlphaSense, LLC	Series E Preferred Shares	June, 2024
Amergin Asset Management, LLC	Specialty finance equity investment	July, 2022
ASP Conair Holdings LP	Class A Units	May, 2021
Baypine Commander Co-Invest, LP	LP Interest	June, 2025
BEHP Co-Investor II, L.P.	LP Interest	May, 2022
Bird Holding B.V. (fka MessageBird Holding B.V.)	Extended Series C Warrants	May, 2021
Blue Owl Credit SLF LLC*	LLC Interest	August, 2024
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)**	Specialty finance equity investment	September, 2025
Blue Owl Leasing LLC**	LLC Interest	October, 2025
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October, 2021
Capital Integration Systems LLC (dba CAIS)	Class D Common Units	February, 2026
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December, 2021
Chrome Investors LP	LP Interest	January, 2025
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	March, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	March, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September, 2022
Equity NewCo S.A. (dba Netceed)	Common Equity	January, 2026
Evolution Parent, LP (dba SIAA)	LP Interest	April, 2021
Fifth Season Investments LLC**	Specialty finance equity investment	October, 2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December, 2020
Hissho Sushi Holdings, LLC	Class A Units	May, 2022
Hockey Parent Holdings, L.P.	Class A Common Units	September, 2023
GT Silver Co-Invest SCSp	LP Interest	April, 2026
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September, 2021
KPCI Co-Invest 2, L.P.	Class A Units	October, 2025
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	December, 2023
KWOR Intermediate I, Inc. (dba Alacrity Solutions)	Preferred Stock	February, 2025
KWOR Intermediate I, Inc. (dba Alacrity Solutions)	Class A-1 Common Stock	February, 2025
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	Common Equity	January, 2025
LSI Financing 1 DAC**	Specialty finance equity investment	December, 2022
LSI Financing LLC**	Specialty finance equity investment	November, 2024
Maia Aggregator, LP	Class A-2 Units	February, 2022
Minerva Holdco, Inc.	Senior A Preferred Stock	February, 2022
ModMed Software Midco Holdings, Inc. (dba ModMed)	Series A Preferred Units	April, 2025
Notorious Purchaser II, Inc. (dba Beauty Industry Group)**	Class B Common Stock	December, 2025
Nova Women’s Health Partners Holdings, LP	Class A Units	January, 2026
Nscale Limited	Series B Preferred Shares	September, 2025
Nscale Limited	Preferred equity	September, 2025

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of June 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Portfolio Company	Investment	Acquisition Date
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)*	LLC Interest	November, 2022
Orange Blossom Parent, Inc.	Common Units	July, 2022
OWL-HP FINANCE LLC*	Specialty finance equity investment	February, 2026
Paradigmatic Holdco LLC (dba Pluralsight)	Common stock	August, 2024
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January, 2021
PCF Holdco, LLC (dba Trucordia)	Preferred equity	February, 2023
PCF Holdco, LLC (dba Trucordia)	Warrants	February, 2023
Percheron Horsepower-A LP (dba Big Brand Tire & Service)	LP Interest	September, 2025
Polar Investors LP (dba Dentalcorp)	Common Equity	January, 2026
Project Alpine Co-Invest Fund, LP	LP Interest	June, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August, 2022
Rhea Acquisition Holdings, LP	Series A-2 Units	February, 2022
Rome Topco Holdings, LLC (dba SimpliSafe)	Class A Units	November, 2025
Rome Topco Holdings, LLC (dba SimpliSafe)	Class B Units	November, 2025
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November, 2023
Snowbird Manager LP	LP Interest	December, 2025
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October, 2021
TCB Holdings I LLC (dba TricorBraun)	Class A Preferred Units	January, 2025
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June, 2021
Triton Long-Term Investment, LLC (dba Drew Marine)	Membership Interest	April, 2026
Valor CI Blocker Feeder LP	Investment partnership	October, 2025
VCI Intermediate TopCo 1 LLC	Class B Units	November, 2025
VEPF VIII Co-Invest 8-A, L.P.	LP Interest	March, 2026
Vestwell Holdings Inc.	Series D Preferred Stock	December, 2023
Vestwell Holdings Inc.	Series E Preferred Stock	January, 2026
Vestwell Holdings Inc.	Warrants	January, 2026
Wingspire Capital Holdings LLC**	Specialty finance equity investment	November, 2025
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November, 2021
WP Irving Co-Invest, L.P.	Partnership Units	May, 2022
WP Silver Co-Invest, L.P.	LP Interest	April, 2026
XOMA Corporation	Warrants	December, 2023
Zoro TopCo, Inc.	Series A Preferred Equity	November, 2022
Zoro TopCo, L.P.	Class A Common Units	November, 2022
*Refer to “Note 4 — Investments - OCIC SLF LLC, Credit SLF and Blue Owl Leasing”, for further information.
** Refer to “Note 3 — Agreements and Related Party Transactions - Controlled/Affiliated Portfolio Companies.”
(31)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2026, non-qualifying assets represented 14.3% of total assets as calculated in accordance with the regulatory requirements.
(32)We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(33)Reserved.
(34)Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC) (“BOCSO”), was formed to hold alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of June 30, 2026, the portfolio consists of five investments totaling $1.25 billion and $1.24 billion at cost and fair value, respectively, ranging in cost from $24.9 million to $454.4 million and with a fair value ranging from $24.9 million to $450.6 million. The largest investment is 36.3% of the total cost of BOCSO’s portfolio. As of June 30, 2026 the portfolio asset class composition was 71.7% ABF - Specialty finance, 26.3% ABF - Leasing, and 2.0% ABF - Commercial Real Estate.
(35)The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss.
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
(22)Position or portion thereof is a partially unfunded debt or equity commitment. See “Note 8 — Commitments and Contingencies.”

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
(24)As defined in the 1940 Act, the Company is deemed to “control” a portfolio company if the Company owns more than 25% of the portfolio company’s voting securities or has the power to exercise control over management or policies, including through a management agreement. As defined in the 1940 Act, the Company is an “affiliated person” of this portfolio company if the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions related to the Company’s investments in non-controlled affiliates and controlled affiliates for the year ended December 31, 2025, were as follows:

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
(33)Reserved.
(34)BOCSO was formed to hold alternative credit assets, including ABF. ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of December 31, 2025, the portfolio consists of three investments totaling $500.0 million at cost and fair value, respectively, ranging in cost from $24.8 million to $304.4 million and with a fair value ranging from $24.8 million to $303.9 million. The largest investment is 62.0% of the total cost of BOCSO’s portfolio. As of December 31, 2025 the portfolio asset class composition was 62.0% ABF - Specialty finance, 33.0% ABF - Leasing, and 5.0% ABF - Commercial Real Estate.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 1. Organization and Principal Business
Blue Owl Credit Income Corp. (the “Company”) is a Maryland corporation formed on April 22, 2020. The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Company was formed primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Within this space, the Company predominantly focuses on investing in institutionally-backed, upper middle market businesses, which the Company categorizes as those that generate greater than $50 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”) annually. The Company invests in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities which include common and preferred stock, securities convertible into common stock, and warrants. The Company may make investments with shorter or longer maturities from time to time. The Company intends, under normal circumstances, to invest directly, or indirectly through its investments in OCIC SLF LLC (f/k/a Blue Owl Credit Income Senior Loan Fund LLC) (“OCIC SLF”) and Blue Owl Credit SLF LLC (“Credit SLF”) or any similarly situated companies, at least 80% of the value of its total assets in credit investments. The Company defines “credit” to mean debt investments made in exchange for regular interest payments. The target credit investments will typically have maturities between three and ten years and generally range in size between $20 million and $500 million, although the investment size will vary with the size of the Company’s capital base. The Company may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets, which are often referred to as “junk” investments.
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
Blue Owl Credit Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”), is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and is part of Blue Owl’s Credit platform. Blue Owl consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies, (2) Real Assets, which focuses on three primary investment strategies: net lease, real estate credit and digital infrastructure, and (3) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
The Company received an exemptive order that permits it to offer multiple classes of shares of common stock and to impose varying sales loads, asset-based servicing and/or distribution fees and early withdrawal fees. On November 12, 2020, the Company commenced its initial public offering pursuant to which it offered, on a continuous basis, up to $2,500,000,000 in any combination of shares of Class S, Class D and Class I common stock. On February 14, 2022, the Company commenced its follow-on offering, pursuant to which it offered on a continuous basis, up to $13,500,000,000 in any combination of shares of Class S, Class D and Class I common stock. On December 6, 2024, the Company commenced its current offering, pursuant to which it is offering on a continuous basis, up to $14,000,000,000 in any combination of shares of Class S, Class D and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock is offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager” or “Blue Owl Securities”). The Dealer Manager is entitled to receive upfront selling commissions of up to 3.50% of the offering price of each Class S share sold in the offering and 1.50% of the offering price of each Class D share sold. Class I shares are not subject to upfront selling commissions. Any upfront selling commissions for the Class S shares and Class D shares sold in the offering will be deducted from the purchase price. Class S, Class D and Class I shares were offered at initial purchase prices per shares of $10.35, $10.15 and $10.00, respectively. Currently, the purchase price per share for each class of common stock varies, but will not be sold at a price below the Company’s net asset value per share of such class, as determined in accordance with the Company’s share pricing policy, plus applicable upfront selling commissions. The Company also engages in private placement offerings of its common stock.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 2. Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements have been included. The Company’s fiscal year ends on December 31.
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
Consolidation
As provided under Regulation S-X and ASC Topic 946—Financial Services—Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries that meet the aforementioned criteria in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company does not consolidate its equity interests in joint ventures or specialty finance companies, see “Note 3 — Agreements and Related Party Transactions — Controlled, Affiliated/Non-Controlled and Affiliated Portfolio Companies” and “Note 4 — Investments — Joint Ventures” for additional details.
Cash and Restricted Cash
Cash consists of deposits held at custodian banks and restricted cash pledged as collateral. Cash is carried at cost, which approximates fair value. The Company deposits its cash with highly-rated banking corporations and, at times, may exceed the insured limits under applicable law. Restricted cash primarily relates to cash held as collateral for interest rate swaps.
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
Financial and Derivative Instruments
The Company follows the guidance in ASC Topic 815 Derivatives and Hedging, when accounting for all derivative instruments. The Company designated certain interest rate swaps as hedging instruments, and as a result, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s interest rate swaps are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available. For all other derivatives, the Company does not utilize hedge accounting and values such derivatives at fair value with the unrealized gains or losses recorded in “net change in unrealized gains (losses) from foreign currency and other transactions” in the Company’s Consolidated Statements of Operations. The Company nets its derivatives by counterparty across all derivative instruments, not taking into account collateral posted, which is recorded separately, if applicable.
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
PIK interest and PIK dividend income consisted of the following for the periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
PIK Interest Income	$39,561	$32,237	$74,878	$60,999
PIK Interest Income as a % of Investment Income	4.7%	4.1%	4.5%	4.1%
PIK Dividend Income	$15,591	$14,341	$31,030	$27,685
PIK Dividend Income as a % of Investment Income	1.9%	1.8%	1.9%	1.9%
Total PIK Income	$55,152	$46,578	$105,908	$88,684
Total PIK Income as a % of Investment Income	6.6%	6.0%	6.3%	6.0%
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
Investments are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual investments are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.
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
The Company operates through a single operating and reporting segment with an investment objective to generate both current income, and to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officer, president, and chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in shareholder’s equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.
New Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.
Note 3. Agreements and Related Party Transactions
As of June 30, 2026, the Company had payables to affiliates of $87.6 million, comprised of $60.8 million of accrued performance based incentive fees, $20.0 million of management fees, and approximately $6.9 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement. As of December 31, 2025, the Company had payables to affiliates of $92.6 million, comprised of $62.6 million of accrued performance based incentive fees, $20.7 million of management fees, and $9.3 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement.
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
Unless earlier terminated as described below, the Administration Agreement will remain in effect from year to year if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent directors. On May 4, 2026, the Board approved the continuation of the Administration Agreement. The Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company (as defined in the 1940 Act), or by the vote of a majority of the Board or by the Adviser.
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
The table below presents costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Costs and expenses reimbursable to the Adviser	$3,591	$2,301	$6,167	$4,317
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
Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, by a majority of independent directors. On May 4, 2026, the Board approved the continuation of the Investment Advisory Agreement.
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
The base management fee is payable monthly in arrears. The base management fee is calculated at an annual rate of 1.25% based on the average value of the Company’s net assets at the end of the two most recently completed calendar months. All or part of the base management fee not taken as to any month will be deferred without interest and may be taken in any such month prior to the occurrence of a liquidity event. Base management fees for any partial month are prorated based on the number of days in the month. Any portion of management fees waived shall not be subject to recoupment.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The table below presents the management fees for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Management fees	$60,628	$51,723	$123,087	$98,195
Management fee waivers	(236)	(212)	(465)	(287)
Management fees, net of management fee waivers	$60,392	$51,511	$122,622	$97,908
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
The table below presents the incurred performance based incentive fees based on net investment income and accrued capital gains based incentive fees for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Performance based incentive fees based on net investment income	$60,771	$56,824	$121,611	$109,499
Performance based incentive fees based on capital gains	—	—	—	—

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
The table below presents organization and offering costs reimbursable to the Adviser that were incurred by the Company for the following periods subject to the 1.5% organization and offering cost cap:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Organization & offering costs	$15	$100	$58	$200
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
Blue Owl Securities, an affiliate of Blue Owl, is registered as a broker-dealer with the SEC and is a member of FINRA.
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
The Company will not pay an ongoing servicing fee with respect to the Company’s outstanding Class I shares. The table below presents the shareholder servicing fees for Class S and D shares for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Shareholder servicing fees - Class S	$13,078	$12,187	$26,378	$23,273
Shareholder servicing fees - Class D	259	345	605	667
Total Shareholder Servicing Fees	$13,337	$12,532	$26,983	$23,940

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
Controlled, Affiliated/Non-Controlled and Affiliated Portfolio Companies
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
The Company has made investments in controlled, affiliated companies, including OCIC SLF, Credit SLF and Blue Owl Leasing, Amergin AssetCo, Fifth Season Investments LLC (“Fifth Season”), BOCSO, LSI Financing LLC, and Owl HP Finance. For further description of OCIC SLF, Credit SLF, and Blue Owl Leasing, see “Note 4 — Investments — Joint Ventures.”
The Company has also made investments in non-controlled, affiliated companies, including LSI Financing 1 DAC (“LSI Financing DAC”) and Wingspire Capital Holdings LLC (“Wingspire”).
Amergin was created to invest in a leasing platform focused on railcar and aviation assets. Amergin consists of Amergin AssetCo and Amergin Asset Management, LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of June 30, 2026, the Company’s commitment to Amergin AssetCo is $231.4 million, of which $84.6 million is equity and $146.8 million is debt. As of June 30, 2026, the fair value of the Company’s investment in Amergin AssetCo was $228.2 million. The Company does not consolidate its equity interest in Amergin AssetCo.
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, the Company made an initial equity commitment to Fifth Season. As of June 30, 2026, the fair value of the Company’s investment in Fifth Season is $365.6 million. The Company does not consolidate its equity interest in Fifth Season.
BOCSO is a portfolio company formed to hold alternative credit assets, including ABF. ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. On September 18, 2025, the Company made an initial equity contribution to BOCSO. As of June 30, 2026, the Company’s investment at fair value in BOCSO was $255.9 million and the Company’s total commitment was $256.6 million. The Company does not consolidate its equity interest in BOCSO.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory Agreement equal to the Company’s pro rata amount of such consulting fee. On November 25, 2024, the Company made an initial equity commitment to LSI Financing LLC. As of June 30, 2026, the fair value of the Company’s investment in LSI Financing LLC is $527.2 million and the Company’s total commitment is $627.6 million. The Company does not consolidate its equity interest in LSI Financing LLC.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial equity commitment to LSI Financing DAC. As of June 30, 2026, the fair value of the Company’s investment in LSI Financing DAC is $3.2 million and total commitment is $3.3 million. The Company does not consolidate its equity interest in LSI Financing DAC.
Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle-market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic/bridge financings. Wingspire conducts its business through an indirectly owned subsidiary, Wingspire Capital LLC. On November 7, 2025, the Company made its initial commitment to Wingspire. As of June 30, 2026, the fair value of the Company’s investment in Wingspire is $50.4 million and the Company’s total commitment is $45.0 million. The Company does not consolidate its equity interest in Wingspire.
Owl-HP Finance is an investment partnership with Hearthstone Residential Holdings (“Hearthstone”), a majority-owned subsidiary of Five Point Holdings, LLC (NYSE:FPH). Owl-HP Finance was created to invest in residential land banking (or lot option) programs that provide capital to public home builders. As of June 30, 2026, the Company’s investment at fair value in Owl-HP Finance was $104.2 million and the Company’s total commitment was $215.5 million. The Company does not consolidate its equity interest in Owl-HP Finance.
Note 4. Investments
Investments at fair value and amortized cost consisted of the below as of the following periods:

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$31,522,055	$31,053,486	$31,727,075	$31,597,264
Second-lien senior secured debt investments	1,487,237	1,320,759	1,554,896	1,500,498
Unsecured debt investments	439,632	441,892	463,745	479,850
Specialty finance debt investments	146,790	146,790	134,800	134,800
Preferred equity investments	524,734	491,965	508,942	496,312
Common equity investments	414,912	491,911	370,541	435,238
Specialty finance equity investments	1,294,004	1,390,072	814,147	900,635
Joint ventures	429,322	353,272	409,012	374,351
Total Investments	$36,258,686	$35,690,147	$35,983,158	$35,918,948

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The industry composition of investments based on fair value consisted of the below as of the following periods:

	June 30, 2026	December 31, 2025
Advertising and media	1.4%	1.3%
Aerospace and defense	0.9	0.9
Asset based lending and fund finance(1)	1.8	1.5
Automotive aftermarket(2)	0.0	0.0
Automotive services	2.3	2.1
Buildings and real estate(3)	3.3	2.9
Business services	3.8	3.9
Chemicals	2.2	2.1
Consumer products	1.3	1.6
Containers and packaging	2.4	2.7
Distribution	2.0	2.5
Education	0.5	0.6
Energy equipment and services	0.2	0.2
Financial services	6.3	6.5
Food and beverage	4.4	4.7
Healthcare equipment and services	7.0	7.0
Healthcare providers and services	13.9	13.9
Healthcare technology	5.7	5.6
Household products	1.4	1.5
Human resource support services	0.6	0.7
Infrastructure and environmental services	2.1	2.3
Insurance(4)	8.7	8.8
Internet software and services	13.6	11.6
Joint ventures(5)	1.0	1.0
Leisure and entertainment	2.7	2.8
Manufacturing	0.8	2.0
Pharmaceuticals(6)	2.2	1.4
Professional services	4.7	4.8
Specialty retail	0.9	0.9
Telecommunications	1.4	1.7
Transportation	0.5	0.5
Total	100.0%	100.0%
______________
(1)Includes investments in Amergin AssetCo, BOCSO and Wingspire.
(2)Rounds to less than 0.1%.
(3)Includes investment in Owl-HP Finance.
(4)Includes equity investment in Fifth Season.
(5)Includes equity investments in OCIC SLF, Credit SLF and Blue Owl Leasing. See below, within Note 4, for more information regarding OCIC SLF, Credit SLF and Blue Owl Leasing.
(6)Includes equity investments in LSI Financing DAC and LSI Financing LLC.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The geographic composition of investments based on fair value consisted of the below as of the following periods:

	As of June 30, 2026	As of December 31, 2025
United States:
Midwest	17.1%	17.5%
Northeast	20.8	21.9
South	33.3	32.8
West	20.1	19.2
International	8.7	8.6
Total	100.0%	100.0%
Joint Ventures
OCIC SLF LLC
OCIC SLF, a Delaware limited liability company, was formed as a wholly-owned subsidiary of the Company and commenced operations on February 14, 2022. On November 2, 2022 (“OCIC SLF Effective Date”), the Company and State Teachers Retirement System of Ohio (“OSTRS” and together with the Company, the “Members” and each, a “Member”) entered into an Amended and Restated Limited Liability Company Agreement to co-manage OCIC SLF as a joint-venture. OCIC SLF’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. The Company and OSTRS have agreed to contribute $437.5 million and $62.5 million, respectively, to OCIC SLF. The Company and OSTRS have a 87.5% and 12.5% economic ownership, respectively, in OCIC SLF. Except under certain circumstances, contributions to OCIC SLF cannot be redeemed. OCIC SLF is managed by a board consisting of an equal number of representatives appointed by each Member and which acts unanimously. Investment decisions must be approved unanimously by an investment committee consisting of an equal number of representative appointed by each Member.
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
The Company has determined that OCIC SLF is an investment company under ASC Topic 946, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company does not consolidate its non-controlling interest in OCIC SLF.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The table below sets forth OCIC SLF’s consolidated financial data as of and for the following periods:

	As of June 30, 2026	As of December 31, 2025
Consolidated Balance Sheet Data
Cash	$60,791	$58,827
Investments at fair value	1,602,176	1,626,107
Total Assets	1,680,676	1,704,149
Total Debt (net of unamortized debt issuance costs)	1,313,194	1,312,107
Total Liabilities	1,382,586	1,383,769
Total OCIC SLF Members' Equity	$298,090	$320,380

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Consolidated Statement of Operations Data
Income
Investment income	$28,304	$31,826	$56,455	$65,975
Expenses
Net operating expenses	20,290	21,970	41,188	43,929
Net investment income (loss)	$8,014	$9,856	$15,267	$22,046
Total net realized and unrealized gain (loss)	1,177	370	(37,291)	(22,980)
Net Increase (Decrease) in OCIC SLF Members' Equity Resulting from Operations	$9,191	$10,226	$(22,024)	$(934)
The Company’s proportional share of OCIC SLF’s distributions for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Dividend income	$7,012	$9,399	$13,358	$18,989
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
On May 15, 2025 the Credit SLF Members modified their capital commitments to Credit SLF and the Company’s capital commitment was increased to $46.3 million. On September 4, 2025, certain Credit SLF Members increased their capital commitments to Credit SLF and the Company’s capital commitment was increased to $87.2 million. In the first quarter of 2026, certain Credit SLF Members further increased their capital commitments to Credit SLF and the Company’s capital commitment was increased to $136.4 million of which $36.9 million was unfunded as of June 30, 2026.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

As of June 30, 2026, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)
Blue Owl Capital Corporation	$446,460	$431,928	64.4%
Blue Owl Capital Corporation II(2)	244	244	0.0%
Blue Owl Credit Income Corp.	136,419	99,482	14.8%
Blue Owl Technology Finance Corp.	53,812	39,656	5.9%
Blue Owl Technology Income Corp.	16,161	16,161	2.4%
State Teachers Retirement System of Ohio	93,299	83,924	12.5%
Total	$746,395	$671,395	100.0%
_______________
(1)    This represents each equity holder’s ownership percentage at June 30, 2026 based on net contributed capital.
(2)    Economic ownership interest for Blue Owl Capital Corporation II is 0.04%.
The table below sets forth Credit SLF’s consolidated financial data as of and for the following periods:

	As of June 30, 2026	As of December 31, 2025
Consolidated Balance Sheet Data
Cash	$258,490	$124,718
Investments at fair value	2,624,338	2,343,367
Total Assets	2,903,962	2,477,523
Total Debt (net of unamortized debt issuance costs)	2,069,196	1,728,363
Total Liabilities	2,296,807	1,863,454
Total Credit SLF Members’ Equity	$607,155	$614,069

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025(1)
Consolidated Statement of Operations Data
Investment income	$42,053	$31,420	$83,057	$55,117
Net operating expenses	26,186	18,482	51,216	32,139
Net investment income (loss)	$15,867	$12,938	$31,841	$22,978
Total net realized and unrealized gain (loss)	(7,626)	9,319	(59,616)	(6,785)
Net Increase (Decrease) in Credit SLF Members’ Equity Resulting from Operations	$8,241	$22,257	$(27,775)	$16,193
The Company’s proportional share of Credit SLF’s distributions for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Dividend income	$2,211	$330	$3,939	$453
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
As of June 30, 2026, the capital commitment, called capital and economic ownership of each Blue Owl Leasing Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)
Blue Owl Capital Corporation	$860	$860	2.2%
Blue Owl Capital Corporation II	90	90	0.2%
Blue Owl Credit Income Corp.	30,952	1,900	4.7%
Blue Owl Technology Finance Corp.	8,955	800	2.0%
Blue Owl Technology Income Corp.	3,918	350	0.9%
Blue Owl Alternative Credit Fund	31,000	31,000	77.5%
California State Teachers Retirement System	10,825	5,000	12.5%
Total	$86,600	$40,000	100.0%
_______________
(1)     This represents each equity holder’s ownership percentage at June 30, 2026, based on net contributed capital.
The table below sets forth Blue Owl Leasing’s consolidated financial data as of and for the following periods:

	As of June 30, 2026	As of December 31, 2025(1)
Consolidated Balance Sheet Data
Cash	$3,344	$34,555
Investments at fair value	39,680	39,628
Total Assets	43,407	74,531
Total Debt (net of unamortized debt issuance costs)	2,512	9,754
Total Liabilities	3,486	10,076
Total Blue Owl Leasing Members’ Equity	$39,921	$64,455
_______________
(1)     Blue Owl Leasing’s date of inception was June 30, 2025.

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
Consolidated Statement of Operations Data
Income
Investment income	$1,044	$2,087
Expenses
Net operating expenses	785	1,656
Net investment income (loss)	$259	$431
Total net realized and unrealized gain (loss)	132	(107)
Net Increase (Decrease) in Blue Owl Leasing Members’ Equity Resulting From Operations	$391	$324
The Company’s proportional shares of Blue Owl Leasing’s distributions for the following periods:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
Dividend income	$41	$41

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 207% and 223% as of June 30, 2026 and December 31, 2025, respectively.
Debt obligations consisted of the following as of the following periods:

	June 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Unused Portion(7)	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)(3)(6)	$3,900,000	$591,509	$3,221,359	$3,221,359	$(17,955)	$573,554
SPV Asset Facility I	650,000	294,200	355,800	140,237	(7,000)	287,200
SPV Asset Facility II	2,000,000	1,002,000	998,000	142,979	(15,999)	986,001
SPV Asset Facility III	2,000,000	1,233,500	766,500	123,961	(14,750)	1,218,750
SPV Asset Facility IV	500,000	160,100	339,900	180,188	(5,029)	155,071
SPV Asset Facility V	750,000	606,250	143,750	66,509	(4,653)	601,597
SPV Asset Facility VI	1,350,000	677,000	673,000	368,660	(9,694)	667,306
SPV Asset Facility VII	500,000	397,000	103,000	59,661	(2,267)	394,733
SPV Asset Facility VIII	1,000,000	662,500	337,500	220,731	(5,030)	657,470
SPV Asset Facility IX	300,000	230,000	70,000	70,000	(2,377)	227,623
SPV Asset Facility X	750,000	250,000	500,000	80,599	(4,588)	245,412
SPV Asset Facility XI	500,000	250,000	250,000	113,602	(1,589)	248,411
CLO VIII	375,000	375,000	—	—	(2,117)	372,883
CLO XI	272,000	272,000	—	—	(3,922)	268,078
CLO XV	312,000	312,000	—	—	(2,382)	309,618
CLO XVI	420,000	420,000	—	—	(2,316)	417,684
CLO XVII	325,000	325,000	—	—	(2,455)	322,545
CLO XVIII	260,000	260,000	—	—	(1,619)	258,381
CLO XIX	260,000	260,000	—	—	(1,768)	258,232
CLO XXII	737,500	737,500	—	—	(2,910)	734,590
CLO XXIV	600,000	600,000	—	—	(2,640)	597,360
September 2026 Notes	350,000	350,000	—	—	(410)	349,590
February 2027 Notes	500,000	500,000	—	—	(996)	499,004
September 2027 Notes(4)	600,000	600,000	—	—	2,348	596,750
AUD 2027 Notes(2)(4)(5)	302,157	302,157	—	—	(1,318)	307,764
May 2028 Notes(4)	500,000	500,000	—	—	(5,289)	491,706
June 2028 Notes(4)	650,000	650,000	—	—	4,251	645,843
January 2029 Notes(4)	550,000	550,000	—	—	112	542,480
September 2029 Notes(4)	900,000	900,000	—	—	(6,029)	898,697
March 2030 Notes(4)	1,000,000	1,000,000	—	—	(15,936)	955,404
EUR 2031 Notes(2)(4)	571,808	571,808	—	—	(8,386)	554,608
March 2031 Notes(4)	750,000	750,000	—	—	(14,319)	729,115
October 2031 Notes(4)	500,000	500,000	—	—	(11,067)	488,593
Total Debt	$24,935,465	$17,089,524	$7,758,809	$4,788,486	$(170,099)	$16,862,053
_______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
(3)The amount available and unused portion are reduced by $87.1 million of outstanding letters of credit.
(4)Net carrying value is inclusive of change in fair market value of effective hedge.
(5)AUD 2027 Notes are net of a cross-currency swap.
(6)As of June 30, 2026, the Company’s Revolving Credit Facility borrowing base value was $13.38 billion excluding cash.
(7)The unused portion is the amount upon which commitment fees, if any, are based.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion(7)	Amount Available(1)	Unamortized Debt Issuance (Costs) Premium	Net Carrying Value
Revolving Credit Facility(2)(3)(6)	$3,850,000	$995,268	$2,774,463	$2,774,463	$(20,441)	$974,827
SPV Asset Facility I	650,000	238,600	411,400	32,307	(7,346)	231,254
SPV Asset Facility II	2,000,000	932,000	1,068,000	173,356	(18,062)	913,938
SPV Asset Facility III	2,000,000	1,233,500	766,500	142,656	(16,599)	1,216,901
SPV Asset Facility IV	500,000	175,000	325,000	135,793	(5,314)	169,686
SPV Asset Facility V	750,000	606,250	143,750	43,905	(5,344)	600,906
SPV Asset Facility VI	1,350,000	646,000	704,000	48,201	(12,323)	633,677
SPV Asset Facility VII(2)	500,000	463,585	36,415	35,092	(2,650)	460,935
SPV Asset Facility VIII	1,000,000	587,500	412,500	100,696	(5,293)	582,207
SPV Asset Facility IX	300,000	230,000	70,000	27,908	(2,693)	227,307
SPV Asset Facility X	750,000	—	750,000	—	(5,206)	(5,206)
CLO VIII	375,000	375,000	—	—	(2,213)	372,787
CLO XI	260,000	260,000	—	—	(1,466)	258,534
CLO XV	312,000	312,000	—	—	(2,504)	309,496
CLO XVI	420,000	420,000	—	—	(2,432)	417,568
CLO XVII	325,000	325,000	—	—	(2,575)	322,425
CLO XVIII	260,000	260,000	—	—	(1,699)	258,301
CLO XIX	260,000	260,000	—	—	(1,776)	258,224
CLO XXII	737,500	737,500	—	—	(3,238)	734,262
September 2026 Notes	350,000	350,000	—	—	(1,219)	348,781
February 2027 Notes	500,000	500,000	—	—	(1,783)	498,217
September 2027 Notes(4)	600,000	600,000	—	—	3,252	602,558
AUD 2027 Notes(2)(4)(5)	300,771	300,771	—	—	(1,801)	297,500
May 2028 Notes(4)	500,000	500,000	—	—	(6,572)	497,070
June 2028 Notes(4)	650,000	650,000	—	—	5,232	655,313
January 2029 Notes(4)	550,000	550,000	—	—	(8,860)	551,308
September 2029 Notes(4)	900,000	900,000	—	—	(6,878)	916,757
March 2030 Notes(4)	1,000,000	1,000,000	—	—	(17,838)	970,380
EUR 2031 Notes(2)(4)	587,218	587,218	—	—	(9,107)	571,783
March 2031 Notes(4)	750,000	750,000	—	—	(15,595)	742,633
Total Debt	$23,287,489	$15,745,192	$7,462,028	$3,514,377	$(180,343)	$15,590,329
_______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
(3)The amount available and unused portion are reduced by $80.3 million of outstanding letters of credit.
(4)Net carrying value is inclusive of change in fair market value of effective hedge.
(5)AUD 2027 Notes are net of a cross-currency swap.
(6)As of December 31, 2025, the Company’s Revolving Credit Facility borrowing base value was $15.84 billion excluding cash.
(7)The unused portion is the amount upon which commitment fees, if any, are based.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$254,772	$235,797	$501,454	$449,373
Amortization of debt issuance costs	12,394	13,927	23,416	24,965
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items included in interest expense(1)	70	239	(427)	(7,815)
Total Interest Expense	$267,236	$249,963	$524,443	$466,523
Average interest rate	6.1%	6.6%	6.1%	6.7%
Average daily borrowings	$16,785,733	$14,036,753	$16,533,522	$13,272,417

(1)Refer to the September 2027, AUD 2027, May 2028, June 2028, January 2029, September 2029, March 2030, EUR 2031, March 2031 and October 2031 Notes below and to “Note 7 — Derivative Instruments” for details on the facilities’ interest rate swaps.
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
The maximum principal amount of SPV Asset Facility I is $650.0 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of Core Income Funding I’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
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
The maximum principal amount of the SPV Asset Facility II is $2.00 billion; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Core Income Funding II’s assets from time to time, and satisfaction of certain conditions, including interest spread and weighted average coupon tests, certain concentration limits and collateral quality tests.
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
The maximum principal amount of the SPV Asset Facility III is $2.00 billion, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of Core Income Funding III’s assets from time to time, and satisfaction of certain conditions, including certain portfolio criteria.

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
SPV Asset Facility VI
On August 29, 2023 (the “SPV Asset Facility VI Closing Date”), Core Income Funding VI LLC (“Core Income Funding VI”), a Delaware limited liability company, entered into a Credit Agreement (the “SPV Asset Facility VI”), with Core Income Funding VI LLC, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility VI Lenders”), The Bank of Nova Scotia, as Administrative Agent and State Street Bank and Trust Company as Collateral Agent, Collateral Administrator, Custodian and Document Custodian. The parties to the SPV Asset Facility VI have entered into various amendments, including to reduce the term commitment under the SPV Asset Facility VI and prepay all of the outstanding term loans, replace the collateral custodian and make various other changes. On October 10, 2025, the parties to SPV Asset Facility VI entered into Amendment No. 4 to SPV Asset Facility VI. The following describes the terms of SPV Asset Facility VI as amended through May 5, 2026 (the “SPV Asset Facility VI Fifth Amendment Date”).
The maximum principal amount of the SPV Asset Facility VI is $1.35 billion, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of Core Income Funding VI’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
The SPV Asset Facility VI provides for the ability to draw and redraw revolving loans under the SPV Asset Facility VI for a period after the SPV Asset Facility VI Fifth Amendment Date until April 10, 2028 unless the revolving commitments are terminated sooner as provided in the SPV Asset Facility VI (the “SPV Asset Facility VI Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility VI will mature on April 10, 2035 (the “SPV Asset Facility VI Stated Maturity”). Prior to the SPV Asset Facility VI Stated Maturity, proceeds received by Core Income Funding VI from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility VI Stated Maturity, Core Income Funding VI must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.
Amounts drawn in U.S. dollars are benchmarked to Term SOFR, amounts drawn in British pounds are benchmarked to ICE Term SONIA, amounts drawn in Canadian dollars are benchmarked to Term Canadian Overnight Repo Rate Average, and amounts drawn in Euros are benchmarked to EURIBOR, in each case plus an applicable margin that ranges from 1.50% to 1.90% depending on a ratio of broadly syndicated loans to middle-market loans in the collateral, subject to certain conditions during the SPV Asset Facility VI Reinvestment Period. From the SPV Asset Facility VI Closing Date to the SPV Asset Facility VI Commitment Termination Date, there is a commitment fee that ranges from 0.35% to 0.55% per annum, depending on a ratio of broadly syndicated loans to middle-market loans in the collateral, subject to certain conditions, on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility VI.

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
The maximum principal amount of the SPV Asset Facility VII is $500.0 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to a borrowing base test (which is based on the value of Core Income Funding VII’s assets from time to time, an advance rate and concentration limitations) and satisfaction of certain conditions, including collateral quality tests.
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
SPV Asset Facility XI
On March 5, 2026 (the “SPV Asset Facility XI Closing Date”), Core Income Funding XI LLC (“Core Income Funding XI”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Credit Agreement (the “SPV Asset Facility XI”), with Core Income Funding XI, as borrower, the Adviser, as servicer, the lenders from time to time parties thereto, Bank of America, N.A., as administrative agent, The Bank of New York Mellon Trust Company, National Association, as collateral agent and as collateral custodian and Bank of America, N.A., as sole lead arranger and sole book manager.

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
Through May 15, 2027, a portion of the proceeds received by the CLO XI Issuer from the loans securing the CLO XI Debt may be used by the CLO XI Issuer to purchase additional middle-market loans under the direction of the Adviser in its capacity as collateral manager for the CLO XI Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans.
The CLO XI Debt is the secured obligation of the CLO XI Issuer, and the CLO XI Indenture and CLO XI A-1L Loan Agreement each include customary covenants and events of default.
CLO XI Refinancing
On April 27, 2026 (the “CLO XI Refinancing Date”), the Company completed a $395.8 million term debt securitization refinancing (the “CLO XI Refinancing”). The secured notes issued in the CLO XI Refinancing and the secured loans borrowed in the CLO XI Refinancing and the preferred shares outstanding as of the CLO XI Refinancing Date were issued and incurred, as applicable, by the CLO XI Issuer, as issuer.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The CLO XI Refinancing was executed by (A) the issuance of the following classes of notes pursuant to an amended and restated indenture and security agreement dated as of the CLO XI Refinancing Date (the “CLO XI Refinancing Indenture”), by and between the CLO XI Issuer and State Street Bank and Trust Company: (i) $82 million of AAA(sf) Class A-R Notes, which initially bear interest at Benchmark plus 1.45% and (ii) $40 million of AA(sf) Class B-R Notes, which initially bear interest at Benchmark plus 2.00% (together, the “CLO XI Refinancing Secured Notes”) and (B) the borrowing by the Issuer of (i) $50 million under floating rate Class A-1-RL loans (the “CLO XI Refinancing Class A-1-RL Loans”) and (ii) $100 million under floating rate Class A-2-RL loans (the “CLO XI Refinancing Class A-2-RL Loans”, and together with the Class A-1-RL Loans and Secured Notes, the “CLO XI Refinancing Debt”). The CLO XI Refinancing Class A-1-RL Loans initially bear interest at Benchmark plus 1.45%. The CLO XI Refinancing Class A-2-RL Loans initially bear interest at Benchmark plus 1.45%. The CLO XI Refinancing Class A-1-RL Loans were borrowed under a loan agreement (the “CLO XI Refinancing A-1-RL Loan Agreement”) and the CLO XI Refinancing Class A-2-RL Loans were borrowed under a loan agreement (the “CLO XI Refinancing A-2-RL Loan Agreement”), dated as of the CLO XI Refinancing Date, by and among the CLO XI Issuer, as borrower, the lenders party thereto, and State Street Bank and Trust Company, as collateral trustee and loan agent. The CLO XI Refinancing Debt is secured by middle market loans, participation interests in middle market loans and other assets of the CLO XI Issuer. The CLO XI Refinancing Debt is scheduled to mature on the Payment Date (as defined in the CLO XI Refinancing Indenture) in April 2039. The CLO XI Refinancing Secured Notes were privately placed by SMBC Nikko Securities America, Inc., as Placement Agent. The proceeds from the CLO XI Refinancing were used to redeem in full the classes of notes and 12,000 of the preferred shares issued on the CLO XI Closing Date and to pay expenses incurred in connection with the CLO XI Refinancing.
The Company purchased all of the CLO XI Preferred Shares on the CLO XI Closing Date, $12,000,000 of which were redeemed on the CLO XI Refinancing Date. 123,820 CLO XI Preferred Shares remain outstanding as of the CLO XI Refinancing Date.
On the CLO XI Closing Date, the Company entered into a loan sale agreement with the CLO XI Issuer, which provided for the contribution of approximately $96.4 million funded par amount of middle market loans from the Company to the CLO XI Issuer on the CLO XI Closing Date and for future sales from the Company to the CLO XI Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the CLO XI Refinancing Debt. As part of the CLO XI Refinancing, the Company entered into an amended and restated loan sale agreement dated as of the CLO XI Refinancing Date, which provided for the contribution and sale of approximately $56.1 million funded par amount of middle market loans from the Company to the CLO XI Issuer on the CLO XI Refinancing Date and for future sales from the Company to the CLO XI Issuer on an ongoing basis. Such loans constituted the initial portfolio of assets securing the CLO XI Refinancing Debt. The Company made customary representations, warranties, and covenants to the CLO XI Issuer under the loan sale agreement.
Through April 2031, a portion of the proceeds received by the CLO XI Issuer from the loans securing the CLO XI Refinancing Debt may be used by the CLO XI Issuer to purchase additional middle market loans under the direction of the Adviser , in its capacity as collateral manager for the CLO XI Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.
The CLO XI Refinancing Debt is the secured obligation of the CLO XI Issuer, and the CLO XI Refinancing Indenture, the CLO XI Refinancing A-1-RL Loan Agreement and the CLO XI Refinancing A-2-RL Loan Agreement each include customary covenants and events of default.
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
CLO XXII
On September 24, 2025 (the “CLO XXII Closing Date”), the Company completed a $1.00 billion term debt securitization transaction (the “CLO XXII Transaction”). The secured notes and preferred shares issued in the CLO XXII Transaction and the secured loan borrowed in the CLO XXII Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Owl Rock CLO XXII, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO XXII Issuer”).
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
The CLO XXIV Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO XXIV Closing Date (the “CLO XXIV Indenture”), by and among the CLO XXIV Issuer and The Bank of New York Mellon Trust Company, National Association: (i) $383 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 1.39%, (ii) $108 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 1.70% and (iii) $56 million of A(sf) Class C Notes, which bear interest at three-month term SOFR plus 1.90% (together, the “CLO XXIV Secured Notes”) and (B) the borrowing by the Issuer of (i) $53 million under floating rate Class A-L loans (the “CLO XXIV Class A-L Loans” and together with the Secured Notes, the “CLO XXIV Debt”). The Class A-L Loans bear interest at three-month term SOFR plus 1.39%. The Class A-L Loans were borrowed under a credit agreement (the “CLO XXIV A-L Credit Agreement”), dated as of the CLO XXIV Closing Date, by and among the CLO XXIV Issuer, as borrower, the lenders party thereto, and The Bank of New York Mellon Trust Company, National Association, as collateral trustee and loan agent. The CLO XXIV Debt is secured by middle market loans, participation interests in middle market loans and other assets of the CLO XXIV Issuer. The CLO XXIV Debt is scheduled to mature on the Payment Date (as defined in the CLO XXIV Indenture) in January 2038. The CLO XXIV Secured Notes were privately placed by J.P. Morgan Securities LLC, as Placement Agent.

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
As part of the CLO XXIV Transaction, the Company entered into a loan sale agreement with the CLO XXIV Issuer dated as of the CLO XXIV Closing Date, which provided for the contribution and sale of approximately $766.018 million funded par amount of middle market loans from the Company to the CLO XXIV Issuer on the CLO XXIV Closing Date and for future sales from the Company to the CLO XXIV Issuer on an ongoing basis. Such loans constituted the initial portfolio of assets securing the CLO XXIV Debt. The Company made customary representations, warranties, and covenants to the Issuer under the loan sale agreement. No gain or loss was recognized as a result of these sales or contributions.
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
In connection with the issuance of the January 2029 Notes, on November 28, 2023 the Company entered into centrally cleared interest rate swaps. The notional amount of the interest rate swaps is $550.0 million. The Company will receive fixed rate interest at 7.750% and pay variable rate interest based on SOFR plus 3.647%. The centrally cleared interest rate swaps had a termination date of January 15, 2029. On January 15, 2026, the Company terminated the centrally cleared interest rate swap and received proceeds equal to the fair value of the centrally cleared interest rate swap as of the termination date, adjusted for accrued swap interest then owed, totaling $10.1 million. Contemporaneously, the Company entered into a bilateral interest rate swap with the same notional, fixed rate and termination date as the swaps terminated, and a variable rate interest based on SOFR plus 4.2310%. The adjustment to the net carrying value of the 2029 Notes offsetting the fair value of the centrally cleared swaps was capitalized to the 2029 Notes as of the swap termination date and will amortize to the maturity date as a component of interest expense on the Consolidated Statements of Operations.
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
October 2031 Notes
On June 11, 2026, the Company issued $500.0 million aggregate principal amount of its 6.550% notes due 2031 (the “October 2031 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The October 2031 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
The October 2031 Notes were issued pursuant to the Base Indenture and an Eleventh Supplemental Indenture, dated as of June 11, 2026 (the “Eleventh Supplemental Indenture” and together with the Base Indenture, the “October 2031 Indenture”), between the

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Company and the Trustee. The October 2031 Notes will mature on October 15, 2031 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the October 2031 Indenture. The October 2031 Notes bear interest at a rate of 6.550% per year payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2026. Concurrent with the issuance of the October 2031 Notes, the Company entered into a Registration Rights Agreement (the “October 2031 Registration Rights Agreement”) for the benefit of the purchasers of the October 2031 Notes. Pursuant to the October 2031 Registration Rights Agreement, the Company is obligated to file a registration statement with the SEC with respect to an offer to exchange the October 2031 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the October 2031 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the October 2031 Notes. If the Company fails to satisfy its registration obligations under the October 2031 Registration Rights Agreement, it will be required to pay additional interest to the holders of the October 2031 Notes.
The October 2031 Notes are the Company’s direct, general unsecured obligations and rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the October 2031 Notes. The October 2031 Notes rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior, to the October 2031 Notes. The October 2031 Notes rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The October 2031 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
The October 2031 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a) of the 1940 Act, for the period of time during which the October 2031 Notes are outstanding, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the October 2031 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the October 2031 Indenture.
In addition, if a change of control repurchase event, as defined in the October 2031 Indenture, occurs prior to maturity, holders of the October 2031 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the October 2031 Notes at a repurchase price equal to 100% of the aggregate principal amount of the October 2031 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date.
In connection with the issuance of the October 2031 Notes, on January 29, 2024, the Company entered into two bilateral interest rate swaps. The combined notional amount of the bilateral interest rate swaps was $500.0 million. The Company will receive fixed rate interest at 6.550% and pay variable rate interest based on SOFR plus 2.499%. The bilateral interest rate swaps have a termination date of October 15, 2031. The adjustment to the net carrying value of the October 2031 Notes, offsetting the fair value of the bilateral interest rate swaps was capitalized to the October 2031 Notes as of the swap termination date and will amortize to the October 2031 Notes maturity date as a component of interest expense on the Consolidated Statements of Operations. The interest expense related to the October 2031 Notes is equally offset by the proceeds received from the fixed rate legs of the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

GMTN Notes issued under the GMTN Program will be in registered form and (i) may be issued to non-“U.S. Persons” (as defined in Regulation S under the Securities Act) outside the United States in compliance with Regulation S under the Securities Act, or to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act, (ii) are not and will not be registered under the Securities Act, (iii) may not be offered or sold in the United States or to, or for the account or benefit of, U.S. Persons without registration under, or pursuant to an applicable exemption from, the registration requirements of the Securities Act, and (iv) are to be issued in amount not exceeding an aggregate of €5.00 billion (or its equivalent in other currencies) outstanding at any time.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Maturity of Debt Obligations
The table below presents a summary of the Company’s contractual payment obligations under credit facilities and notes as of June 30, 2026:

	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 years
Revolving Credit Facility	$591,509	$—	$—	$591,509	$—
SPV Asset Facility I	294,200	—	—	—	294,200
SPV Asset Facility II	1,002,000	—	—	1,002,000	—
SPV Asset Facility III	1,233,500	—	—	1,233,500	—
SPV Asset Facility IV	160,100	—	—	—	160,100
SPV Asset Facility V	606,250	—	—	606,250	—
SPV Asset Facility VI	677,000	—	—	—	677,000
SPV Asset Facility VII	397,000	—	397,000	—	—
SPV Asset Facility VIII	662,500	—	—	—	662,500
SPV Asset Facility IX	230,000	—	—	230,000	—
SPV Asset Facility X	250,000	—	—	—	250,000
SPV Asset Facility XI	250,000	—	250,000	—	—
CLO VIII	375,000	—	—	—	375,000
CLO XI	272,000	—	—	—	272,000
CLO XV	312,000	—	—	—	312,000
CLO XVI	420,000	—	—	—	420,000
CLO XVII	325,000	—	—	—	325,000
CLO XVIII	260,000	—	—	—	260,000
CLO XIX	260,000	—	—	—	260,000
CLO XXII	737,500	—	—	—	737,500
CLO XXIV	600,000	—	—	—	600,000
September 2026 Notes	350,000	350,000	—	—	—
February 2027 Notes	500,000	500,000	—	—	—
September 2027 Notes	600,000	—	600,000	—	—
AUD 2027 Notes	302,157	—	302,157	—	—
May 2028 Notes	500,000	—	500,000	—	—
June 2028 Notes	650,000	—	650,000	—	—
January 2029 Notes	550,000	—	550,000	—	—
September 2029 Notes	900,000	—	—	900,000	—
March 2030 Notes	1,000,000	—	—	1,000,000	—
EUR 2031 Notes	571,808	—	—	571,808	—
March 2031 Notes	750,000	—	—	750,000	—
October 2031 Notes	500,000	—	—	—	500,000
Total Contractual Obligations	$17,089,524	$850,000	$3,249,157	$6,885,067	$6,105,300

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 6. Fair Value of Financial Instruments
Investments
The following tables present the fair value hierarchy of cash, investments, and derivatives as of the following periods:

	Fair Value Hierarchy as of June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$753,496	$—	$—	$753,496
Investments:
First-lien senior secured debt investments	—	2,996,555	28,056,931	31,053,486
Second-lien senior secured debt investments	—	233,498	1,087,261	1,320,759
Unsecured debt investments	—	56,120	385,772	441,892
Specialty finance debt investments	—	—	146,790	146,790
Preferred equity investments	—	—	491,965	491,965
Common equity investments	—	3,779	335,534	339,313
Specialty finance equity investments	—	—	502,738	502,738
Subtotal	$—	$3,289,952	$31,006,991	$34,296,943
Investments measured at NAV(1)	—	—	—	1,393,204
Total investments at fair value	$—	$3,289,952	$31,006,991	$35,690,147
Derivatives:
Derivative assets	$—	$1,294	$—	$1,294
Derivative liabilities	$—	$53,047	$—	$53,047
_______________
(1)Includes equity investments in OCIC SLF, Credit SLF, BOCSO, LSI Financing LLC, Blue Owl Leasing and Owl-HP Finance, which are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

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
_______________
(1)Includes equity investments in OCIC SLF, Credit SLF, BOCSO, LSI Financing LLC and Blue Owl Leasing, which are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of and for the Three Months Ended June 30, 2026
	Debt Investments				Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Specialty Finance	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$27,737,177	$1,020,719	$439,084	$136,796	$506,595	$305,124	$441,545	$30,587,040
Purchases of investments, net	1,394,038	—	—	10,249	—	15,249	58,222	1,477,758
Payment-in-kind	22,382	3,892	10,999	223	22,040	34	—	59,570
Proceeds from investments, net	(826,113)	—	(5,584)	(478)	(15,140)	(584)	(901)	(848,800)
Net change in unrealized gain (loss)	(32,671)	(27,692)	(4,966)	—	(21,879)	15,485	3,872	(67,851)
Net realized gains (losses)	1,415	—	585	—	19	226	—	2,245
Net amortization/accretion of discount/premium on investments	16,570	297	90	—	330	—	—	17,287
Transfers into (out of) Level 3(1)	(255,867)	90,045	(54,436)	—	—	—	—	(220,258)
Fair Value, End of Period	$28,056,931	$1,087,261	$385,772	$146,790	$491,965	$335,534	$502,738	$31,006,991
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended June 30, 2026, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of and for the Six Months Ended June 30, 2026
	Debt Investments				Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Specialty Finance	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$27,529,166	$1,105,661	$479,850	$134,800	$496,312	$291,027	$442,727	$30,479,543
Purchases of investments, net	3,128,100	—	—	10,250	9,879	48,138	60,561	3,256,928
Payment-in-kind	42,870	7,757	19,213	2,464	30,743	67	—	103,114
Proceeds from investments, net	(2,100,057)	—	(47,956)	(724)	(17,373)	(1,726)	(901)	(2,168,737)
Net change in unrealized gain (loss)	(262,666)	(58,820)	(14,004)	—	(20,143)	276	351	(355,006)
Net realized gains (losses)	(6,333)	—	4,277	—	(8,048)	(2,598)	—	(12,702)
Net accretion/amortization of discount/premium on investments	37,117	587	231	—	595	—	—	38,530
Transfers into (out of) Level 3(1)	(311,266)	32,076	(55,839)	—	—	350	—	(334,679)
Fair Value, End of Period	$28,056,931	$1,087,261	$385,772	$146,790	$491,965	$335,534	$502,738	$31,006,991
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the six months ended June 30, 2026, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of and for the Three Months Ended June 30, 2025
	Debt Investments				Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Specialty Finance	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$21,628,557	$516,554	$383,588	$104,262	$431,404	$214,793	$321,762	$23,600,920
Purchases of investments, net	2,817,774	624,587	—	8,409	25,660	6,855	42,056	3,525,341
Payment-in-kind	16,301	3,767	12,126	620	17,857	31	—	50,702
Proceeds from investments, net	(973,825)	(18,907)	(29,854)	—	(6,459)	(25,527)	(1,811)	(1,056,383)
Net change in unrealized gain (loss)	(50,058)	(6,643)	11,412	—	1,500	(1,546)	12,839	(32,496)
Net realized gains (losses)	3,357	—	1,659	—	64	9,760	—	14,840
Net amortization of discount on investments	19,918	915	332	—	358	—	—	21,523
Transfers into (out of) Level 3(1)	(378,366)	(30,222)	—	—	—	—	—	(408,588)
Fair Value, End of Period	$23,083,658	$1,090,051	$379,263	$113,291	$470,384	$204,366	$374,846	$25,715,859
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended June 30, 2025, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of and for the Six Months Ended June 30, 2025
	Debt Investments				Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Specialty Finance	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$19,332,178	$451,426	$366,496	$90,736	$359,901	$206,420	$291,656	$21,098,813
Purchases of investments, net	5,365,853	624,587	(369)	21,936	111,079	17,695	63,267	6,204,048
Payment-in-kind	30,051	6,035	22,853	924	25,937	62	—	85,862
Proceeds from investments, net	(1,453,791)	(26,507)	(29,854)	—	(34,235)	(25,539)	(3,139)	(1,573,065)
Net change in unrealized gain (loss)	(5,320)	(4,545)	23,456	(305)	2,560	(1,702)	23,062	37,206
Net realized gains (losses)	(38,805)	(11,345)	(4,206)	—	339	9,760	—	(44,257)
Net amortization/accretion of premium/discount on investments	38,564	1,115	887	—	986	—	—	41,552
Transfers between investment types	(16,148)	—	—	—	3,817	1,726	—	(10,605)
Transfers into (out of) Level 3(1)	(168,924)	49,285	—	—	—	(4,056)	—	(123,695)
Fair Value, End of Period	$23,083,658	$1,090,051	$379,263	$113,291	$470,384	$204,366	$374,846	$25,715,859
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The below tables present information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
First-lien senior secured debt investments	$(31,241)	$(40,500)	$(255,082)	$(43,243)
Second-lien senior secured debt investments	(27,692)	(5,990)	(58,820)	(12,954)
Unsecured debt investments	(4,966)	11,412	(14,004)	23,456
Specialty finance debt investments	—	—	—	(305)
Preferred equity investments	(20,874)	1,499	(27,735)	2,561
Common equity investments	15,375	9,457	(3,589)	11,214
Specialty finance equity investments	3,872	12,489	351	23,062
Total Investments	$(65,526)	$(11,633)	$(358,879)	$3,791
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2026 and December 31, 2025. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

As of June 30, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$27,457,280	Yield Analysis	Market Yield	6.9% - 79.4% (10.0%)	Decrease
	509,048	Transaction	Transaction Price	98.5% - 99.6% (99.4%)	Increase
	90,603	Recovery Analysis	Recovery Rate	8.0% - 100.0% (56.2%)	Increase
Second-lien senior secured debt investments	$1,087,261	Yield Analysis	Market Yield	10.3% - 47.0% (15.4%)	Decrease
Unsecured debt investments(1)	$368,436	Yield Analysis	Market Yield	5.4% - 22.5% (13.8%)	Decrease
	36	Market Approach	EBITDA Multiple	12.0x - 12.0x (12.0x)	Increase
Specialty finance debt investments	$146,790	Yield Analysis	Market Yield	12.3% - 12.3% (12.3%)	Decrease
Preferred equity investments	$441,890	Yield Analysis	Market Yield	12.9% - 53.5% (18.6%)	Decrease
	37,907	Market Approach	EBITDA Multiple	9.5x - 9.5x (9.5x)	Increase
	12,168	Market Approach	Revenue Multiple	13.3x - 13.5x (13.5x)	Increase
Common equity investments	$224,642	Market Approach	EBITDA Multiple	5.5x - 27.8x (13.4x)	Increase
	69,854	Market Approach	Revenue Multiple	5.0x - 47.5x (16.0x)	Increase
	21,276	Market Approach	Market Adjustment Factor	(13.1)% - 26.3% (6.0%)	Increase
	16,977	Transaction	Transaction Price	18.0% - 200.2% (129.0%)	Increase
	1,737	Yield Analysis	Market Yield	8.4% - 8.4% (8.4%)	Decrease
	1,039	Option Pricing Model	Volatility	70.0% - 70.0% (70.0%)	Increase
	9	Market Approach	Gross Profit Multiple	9.3x - 9.3x (9.3x)	Increase
Specialty finance equity investments	$365,639	Market Approach	AUM Multiple	1.0x - 1.0x (1.0x)	Increase
	81,407	Market Approach	Recovery Rate	124.0% - 153.6% (141.3%)	Increase
	50,386	Market Approach	Book Multiple	1.2x - 1.2x (1.2x)	Increase
	3,245	Yield Analysis	Market Yield	11.8% - 11.8% (11.8%)	Decrease
	2,061	Discounted Cash Flow Analysis	Market Yield	20.0% - 20.0% (20.0%)	Decrease
_______________
(1)Excludes $17.3 million of unsecured level 3 investments valued based on indicative quotes.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

As of December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$23,991,494	Yield Analysis	Market Yield	6.0% - 86.4% (9.2%)	Decrease
	3,434,307	Recent Transaction	Transaction Price	95.0% - 100.0% (99.4%)	Increase
	103,365	Collateral Analysis	Recovery Rate	0.0% - 107.2% (77.7%)	Increase
Second-lien senior secured debt investments	$1,105,661	Yield Analysis	Market Yield	8.4% - 62.4% (13.5%)	Decrease
Unsecured debt investments(2)	$404,796	Yield Analysis	Market Yield	5.5% - 17.6% (12.2%)	Decrease
	35	Market Approach	EBITDA Multiple	12.0x - 12.0x (12.0x)	Increase
Specialty finance debt investments	$134,800	Yield Analysis	Market Yield	11.6% - 11.6% (11.6%)	Decrease
Preferred equity investments	$472,395	Yield Analysis	Market Yield	11.6% - 35.3% (14.8%)	Decrease
	21,728	Market Approach	EBITDA Multiple	128.9x - 128.9x (128.9x)	Increase
	2,189	Market Approach	Revenue Multiple	11.3x - 14.8x (13.1x)	Increase
Common equity investments	$70,440	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	154,563	Market Approach	EBITDA Multiple	8.8x - 25.5x (14.6x)	Increase
	49,366	Market Approach	Revenue Multiple	6.3x - 13.0x (10.3x)	Increase
	518	Option Pricing Model	Volatility	70.0% - 70.0% (70.0%)	Increase
	1,666	Yield Analysis	Market Yield	8.5% - 8.5% (8.5%)	Decrease
	14,465	Market Approach	Market Adjustment Factor	0.0% - 0.0% (0.0%)	Increase
	9	Market Approach	Gross Profit Multiple	9.0x - 9.0x (9.0x)	Increase
Specialty finance equity investments	$355,116	Market Approach	AUM Multiple	1.1x - 1.3x (1.1x)	Increase
	81,369	Market Approach	N/A(1)	N/A	Increase
	4,105	Yield Analysis	Market Yield	11.5% - 11.5% (11.5%)	Decrease
	2,137	Discounted Cash Flow Analysis	Discount Rate	20.0% - 20.0% (20.0%)	Decrease
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
Significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 debt investments primarily include current market yields, including relevant market indices, but may also include quotes from brokers, dealers, and pricing services as indicated by comparable investments. For the Company’s Level 3 equity investments, a market approach, based on comparable financial performance multiples such as publicly-traded company and comparable market transaction multiples of revenues, EBITDA, or some combination thereof and comparable market transactions typically would be used.
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of the following periods:

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	June 30, 2026			December 31, 2025
	Net Carrying Value(1)	Unamortized Debt Issuance (Costs) Premium	Fair Value	Net Carrying Value(1)	Unamortized Debt Issuance (Costs) Premium	Fair Value
Revolving Credit Facility(2)	$573,554	$(17,955)	$573,554	$974,827	$(20,441)	$974,827
SPV Asset Facility I	287,200	(7,000)	287,200	231,254	(7,346)	231,254
SPV Asset Facility II	986,001	(15,999)	986,001	913,938	(18,062)	913,938
SPV Asset Facility III	1,218,750	(14,750)	1,218,750	1,216,901	(16,599)	1,216,901
SPV Asset Facility IV	155,071	(5,029)	155,071	169,686	(5,314)	169,686
SPV Asset Facility V	601,597	(4,653)	601,597	600,906	(5,344)	600,906
SPV Asset Facility VI	667,306	(9,694)	667,306	633,677	(12,323)	633,677
SPV Asset Facility VII	394,733	(2,267)	394,733	460,935	(2,650)	460,935
SPV Asset Facility VIII	657,470	(5,030)	657,470	582,207	(5,293)	582,207
SPV Asset Facility IX	227,623	(2,377)	227,623	227,307	(2,693)	227,307
SPV Asset Facility X	245,412	(4,588)	245,412	(5,206)	(5,206)	(5,206)
SPV Asset Facility XI	248,411	(1,589)	248,411	—	—	—
CLO VIII	372,883	(2,117)	372,883	372,787	(2,213)	372,787
CLO XI	268,078	(3,922)	268,078	258,534	(1,466)	258,534
CLO XV	309,618	(2,382)	309,618	309,496	(2,504)	309,496
CLO XVI	417,684	(2,316)	417,684	417,568	(2,432)	417,568
CLO XVII	322,545	(2,455)	322,545	322,425	(2,575)	322,425
CLO XVIII	258,381	(1,619)	258,381	258,301	(1,699)	258,301
CLO XIX	258,232	(1,768)	258,232	258,224	(1,776)	258,224
CLO XXII	734,590	(2,910)	734,590	734,262	(3,238)	734,262
CLO XXIV	597,360	(2,640)	597,360	—	—	—
September 2026 Notes	349,590	(410)	348,250	348,781	(1,219)	345,625
February 2027 Notes	499,004	(996)	497,500	498,217	(1,783)	498,750
September 2027 Notes	596,750	2,348	613,500	602,558	3,252	624,000
AUD 2027 Notes(2)	307,764	(1,318)	298,380	297,500	(1,801)	300,771
May 2028 Notes	491,706	(5,289)	498,750	497,070	(6,572)	507,500
June 2028 Notes	645,843	4,251	672,750	655,313	5,232	687,375
January 2029 Notes	542,480	112	566,500	551,308	(8,860)	581,625
September 2029 Notes	898,697	(6,029)	904,500	916,757	(6,878)	924,750
March 2030 Notes	955,404	(15,936)	975,000	970,380	(17,838)	997,500
EUR 2031 Notes(2)	554,608	(8,386)	553,224	571,783	(9,107)	568,133
March 2031 Notes	729,115	(14,319)	748,125	742,633	(15,595)	772,500
October 2031 Notes(2)	488,593	(11,067)	497,500	—	—	—
Total Debt	$16,862,053	$(170,099)	$16,976,478	$15,590,329	$(180,343)	$15,746,558
_______________
(1)Inclusive of change in fair market value of effective hedge.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
The below table presents fair value measurements of the Company’s debt obligations as of the following periods if debt was measured at fair value:

	June 30, 2026	December 31, 2025
Level 1	$—	$—
Level 2	7,173,979	6,808,529
Level 3	9,802,499	8,938,029
Total Debt	$16,976,478	$15,746,558

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Financial Instruments Not Carried at Fair Value
As of June 30, 2026 and December 31, 2025, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.
Note 7. Derivative Instruments
The Company enters into derivative instruments from time to time to help mitigate its foreign currency and interest rate risk exposures. See “Note 6 — Fair Value of Investments” for additional disclosures related to the fair value hierarchy for derivative instruments.
The table below presents the fair value and notional value of the derivative assets and liabilities for the following periods:

		As of June 30, 2026				As of December 31, 2025
	Counterparty	Notional Amount		Assets	Liabilities	Notional Amount		Assets	Liabilities
Derivatives designated as hedges:
Interest Rate Swap September 2027 Notes	Goldman Sachs Bank USA		$600,000	$—	$(5,802)		$600,000	$—	$(768)
Interest Rate Swap AUD 2027 Notes	Goldman Sachs Bank USA	A$	450,000	6,516	(474)	A$	450,000	—	(2,133)
Interest Rate Swap May 2028 Notes	Deutsche Bank AG	500,000		—	(3,229)		500,000	3,936	—
Interest Rate Swap June 2028 Notes	US Bank National Association	650,000		—	(8,549)		650,000	70	—
Interest Rate Swap January 2029 Notes	Goldman Sachs Bank USA	550,000		—	(7,650)		550,000	10,005	—
Interest Rate Swap March 2030 Notes	Goldman Sachs Bank USA	1,000,000		—	(28,571)		1,000,000	—	(11,766)
Interest Rate Swap March 2031 Notes	Deutsche Bank AG	750,000		—	(7,540)		750,000	7,717	—
Interest Rate Swap September 2029 Notes	Goldman Sachs Bank USA	900,000		5,306	—		900,000	23,947	—
Interest Rate Swap EUR 2031 Notes	Deutsche Bank AG		€500,000	—	(8,814)		€500,000	—	(6,328)
Interest Rate Swap October 2031 Notes	Pinnacle Bank	250,000		—	(177)		—	—	—
Interest Rate Swap October 2031 Notes	Regions Bank	250,000		—	(177)		—	—	—
Total Derivatives Designated as Hedges(1)(2)				$11,822	$(70,983)			$45,675	$(20,995)

Derivatives not designated as hedges:
Foreign currency forward contract GBP	Royal Bank of Canada		£45,425	$61,537	$(60,243)		£45,425	$60,102	$(61,205)
Foreign currency forward contract CAD	US Bank National Association	C$	286,242	208,516	(202,638)		—	—	—
Foreign currency forward contract EUR	US Bank National Association		€15,980	18,711	(18,473)		€58,000	68,219	(67,274)
Total Derivatives not Designated as Hedges				$288,764	$(281,354)			$128,321	$(128,479)
_______________
(1)The net fair value of the derivatives designated as hedges is recorded in prepaid expenses and other assets or accrued expenses and other liabilities in the Consolidated Statements of Assets and Liabilities.
(2)The Company’s unsecured notes, that are designated in a qualifying hedging relationship, had carrying value of $6.2 billion and $5.8 billion, net of the related cumulative hedging adjustments that represented an increase (decrease) to the carrying value of the notes of $(57.4) million and $25.5 million as of June 30, 2026 and December 31, 2025, respectively.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The tables below present net unrealized gains and losses on effective interest rate swaps and hedged items included in interest expense for the following periods:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Change in Unrealized Gain (Loss) on:			Change in Unrealized Gain (Loss) on:
	Interest Rate Swaps	Hedged Items	Net	Interest Rate Swaps	Hedged Items	Net
Derivatives designated as hedges:
Interest Rate Swap September 2027 Notes	$(2,011)	$1,945	$(66)	$(5,034)	$4,904	$(130)
Interest Rate Swap AUD 2027 Notes	2,117	(2,053)	64	8,175	(8,395)	(220)
Interest Rate Swap May 2028 Notes	(3,743)	3,496	(247)	(7,165)	6,647	(518)
Interest Rate Swap June 2028 Notes	(4,528)	4,463	(65)	(8,619)	8,489	(130)
Interest Rate Swap January 2029 Notes	(5,011)	5,001	(10)	(7,582)	8,918	1,336
Interest Rate Swap March 2030 Notes	(10,923)	11,084	161	(16,805)	16,878	73
Interest Rate Swap March 2031 Notes	(9,880)	9,905	25	(15,257)	14,794	(463)
Interest Rate Swap September 2029 Notes	(11,140)	11,348	208	(18,641)	18,909	268
Interest Rate Swap EUR 2031 Notes	4,838	(4,838)	—	(2,486)	2,486	—
Interest Rate Swaps October 2031 Notes	(354)	340	(14)	(354)	340	(14)
Net Change in Unrealized Gain (Loss) on Interest Rate Swaps and Hedged Items(1)			$56			$202
_______________
(1)Recorded and recognized as components of interest expense in the Consolidated Statements of Operations with the exception of the net change in unrealized gain (loss) of $123 thousand and $(225) thousand, respectively, for the three and six months ended June 30, 2026, related to the impact of foreign exchange on the AUD 2027 Notes hedge, which is recorded and recognized as a component of the net change in unrealized gain (loss) on the translation of assets and liabilities in foreign currencies in the Consolidated Statements of Operations.

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Interest Rate Swaps	Hedged Items	Net	Interest Rate Swaps	Hedged Items	Net
Derivatives designated as hedges:
Interest Rate Swap September 2027 Notes	$2,533	$(2,396)	$137	$7,975	$(7,396)	$579
Interest Rate Swap AUD 2027 Notes	16,539	(17,549)	(1,010)	20,089	(21,232)	(1,143)
Interest Rate Swap May 2028 Notes	3,574	(3,511)	63	3,574	(3,511)	63
Interest Rate Swap June 2028 Notes	3,644	(3,850)	(206)	11,034	(11,327)	(293)
Interest Rate Swap January 2029 Notes	3,987	(4,018)	(31)	10,967	(11,119)	(152)
Interest Rate Swap March 2030 Notes	10,647	(10,726)	(79)	30,851	(24,895)	5,956
Interest Rate Swap March 2031 Notes	7,738	(7,764)	(26)	22,625	(20,784)	1,841
Interest Rate Swap September 2029 Notes	7,356	(7,412)	(56)	22,242	(22,460)	(218)
Net Change in Unrealized Gain (Loss) on Interest Rate Swaps and Hedged Items(1)			$(1,208)			$6,633
_______________
(1)Recorded and recognized as components of interest expense in the Consolidated Statements of Operations with the exception of the net change in unrealized gain (loss) of $(1.0) million and $(1.2) million, respectively, for the three and six months ended June 30, 2025, related to the impact of foreign exchange on the AUD 2027 Notes hedge, which is recorded and recognized as a component of the net change in unrealized gain (loss) on the translation of assets and liabilities in foreign currencies in the Consolidated Statements of Operations.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The table below presents net unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Company for the following periods:

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
Derivatives not designated as hedges:
Foreign currency forward contract GBP	$561	$2,400
Foreign currency forward contract EUR	1	(707)
Foreign currency forward contract CAD	4,716	5,878
Total Net Unrealized Gain (Loss)(1)	$5,278	$7,571
_______________
(1)Recorded and recognized as components of translation of assets and liabilities in foreign currencies and other transactions in the Consolidated Statements of Operations.
For the three and six months ended June 30, 2026, the Company recognized a realized loss of $0.6 million and $2.0 million, respectively, primarily related to the GBP foreign currency forward contracts. The Company did not hold any foreign currency forward contracts for the three and six months ended June 30, 2025.
In connection with the unsecured notes, the Company has received (made) the following periodic payments on the interest rate swaps for the following periods:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
September 2027 Notes		$—		$—		$(1,670)		$(2,364)
AUD 2027 Notes - Interest rate swap	A$	41	A$	(213)	A$	41	A$	(213)
AUD 2027 Notes - Cross-currency swap(1)		(8,349)		(1,339)		(8,349)		(1,339)
May 2028 Notes		(365)		—		(365)		—
June 2028 Notes		(1,177)		(1,039)		(1,177)		(1,039)
January 2029 Notes		—		—		(612)		(2,864)
September 2029 Notes		—		—		(969)		(1,341)
March 2030 Notes		—		—		(4,087)		(8,101)
March 2031 Notes		—		—		932		(3,523)
EUR 2031 Notes		€(4,888)		—		€(4,688)		—
October 2031 Notes		—		—		—		—
_______________
(1)For three and six months ended June 30, 2026, the Company also received A$12.3 million and A$12.3 million of periodic payments on the interest rate swaps, respectively.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 8. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding unfunded commitments as of the following periods:

	As of June 30, 2026	As of December 31, 2025
Revolving loan commitments	$2,207,500	$2,252,294
Delayed draw loan commitments	2,240,422	2,834,971
Debt commitments	$4,447,922	$5,087,265

Specialty finance equity commitments	$271,817	$193,834
Common equity commitments	16,288	20,548
Equity commitments	$288,105	$214,382

Total Unfunded Commitments	$4,736,027	$5,301,647
As of June 30, 2026, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $3.8 million for the period from April 22, 2020 (“Inception”) to June 30, 2026, of which $3.8 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered. The Adviser is responsible for the payment of the Company’s organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by the Company.
Other Commitments and Contingencies
In the ordinary course of business, the Company may guarantee certain obligations in connection with its portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. The Company evaluates the probability of a loss under these guarantee arrangements, if any, periodically. The Company historically has not recorded a related liability as it considers the probability of a loss from the guarantees to be remote.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026, the Company was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Note 9. Net Assets
Authorized Capital and Share Class Description
As of June 30, 2026, the Company has the authority to issue the following shares:

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
The following table summarizes transactions with respect to shares of the Company’s common stock during the following periods:

	For the Three Months Ended June 30, 2026
	S		D		I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	3,784,310	$34,947	40,924	$372	8,057,341	$73,560	11,882,575	$108,879
Shares/gross proceeds from the private placements	—	—	—	—	994,249	9,082	994,249	9,082
Share transfer between classes	(2,454,406)	(22,367)	(10,788,196)	(98,065)	13,211,127	120,432	(31,475)	—
Reinvestment of distributions	6,730,920	61,296	279,864	2,550	12,587,335	115,010	19,598,119	178,856
Repurchased shares	(19,244,245)	(174,160)	(3,411,226)	(30,906)	(82,588,966)	(749,908)	(105,244,437)	(954,974)
Total shares/gross proceeds	(11,183,421)	(100,284)	(13,878,634)	(126,049)	(47,738,914)	(431,824)	(72,800,969)	(658,157)
Sales load	—	(500)	—	—	—	—	—	(500)
Total Shares/Net Proceeds	(11,183,421)	$(100,784)	(13,878,634)	$(126,049)	(47,738,914)	$(431,824)	(72,800,969)	$(658,657)
_______________
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	For the Three Months Ended June 30, 2025
	S		D		I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	51,688,712	$492,582	1,517,635	$14,350	101,484,029	$960,146	154,690,376	$1,467,078
Shares/gross proceeds from the private placements	—	—	—	—	11,478,190	108,615	11,478,190	108,615
Share transfer between classes(1)	(1,175,154)	(11,105)	(140,367)	(1,329)	1,311,848	12,434	(3,673)	—
Reinvestment of distributions	6,588,253	62,172	472,436	4,463	12,283,947	116,250	19,344,636	182,885
Repurchased shares	(11,418,472)	(107,562)	(2,032,236)	(19,164)	(35,711,561)	(337,475)	(49,162,269)	(464,201)
Total shares/gross proceeds	45,683,339	436,087	(182,532)	(1,680)	90,846,453	859,970	136,347,260	1,294,377
Sales load	—	(4,820)	—	(1)	—	—	—	(4,821)
Total Shares/Net Proceeds	45,683,339	$431,267	(182,532)	$(1,681)	90,846,453	$859,970	136,347,260	$1,289,556
_______________
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	For the Six Months Ended June 30, 2026
	S		D		I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	20,970,843	$195,750	525,776	$4,867	54,215,614	$501,926	75,712,233	$702,543
Shares/gross proceeds from the private placements	—	—	—	—	9,478,503	87,648	9,478,503	87,648
Share transfer between classes(1)	(5,471,634)	(50,378)	(10,794,551)	(98,123)	16,227,423	148,501	(38,762)	—
Reinvestment of distributions	13,957,765	127,996	718,671	6,605	26,404,571	242,880	41,081,007	377,481
Repurchased shares	(40,615,946)	(368,246)	(8,304,337)	(75,383)	(162,126,307)	(1,474,452)	(211,046,590)	(1,918,081)
Total shares/gross proceeds	(11,158,972)	(94,878)	(17,854,441)	(162,034)	(55,800,196)	(493,497)	(84,813,609)	(750,409)
Sales load	—	(2,327)	—	—	—	—	—	(2,327)
Total Shares/Net Proceeds	(11,158,972)	$(97,205)	(17,854,441)	$(162,034)	(55,800,196)	$(493,497)	(84,813,609)	$(752,736)
_______________
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
_______________
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
The changes to the Company’s offering price per share for the six months ended June 30, 2026 and 2025, were as follows:

S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2025	$9.54	$0.33	$9.87
February 1, 2025	9.54	0.33	9.87
March 1, 2025	9.51	0.33	9.84
April 1, 2025	9.46	0.33	9.79
May 1, 2025	9.40	0.33	9.73
June 1, 2025	9.44	0.33	9.77
January 1, 2026	9.32	0.33	9.65
February 1, 2026	9.25	0.32	9.57
March 1, 2026	9.11	0.32	9.43
April 1, 2026	9.08	0.32	9.40
May 1, 2026	9.12	0.32	9.44
June 1, 2026	9.12	0.32	9.44

D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2025	$9.55	$0.14	$9.69
February 1, 2025	9.55	0.14	9.69
March 1, 2025	9.52	0.14	9.66
April 1, 2025	9.47	0.14	9.61
May 1, 2025	9.41	0.14	9.55
June 1, 2025	9.45	0.14	9.59
January 1, 2026	9.33	0.14	9.47
February 1, 2026	9.26	0.14	9.40
March 1, 2026	9.12	0.14	9.26
April 1, 2026	9.09	0.14	9.23
May 1, 2026	9.13	0.14	9.27
June 1, 2026	9.13	0.14	9.27

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2025	$9.57	$—	$9.57
February 1, 2025	9.57	—	9.57
March 1, 2025	9.54	—	9.54
April 1, 2025	9.49	—	9.49
May 1, 2025	9.42	—	9.42
June 1, 2025	9.47	—	9.47
January 1, 2026	9.34	—	9.34
February 1, 2026	9.28	—	9.28
March 1, 2026	9.13	—	9.13
April 1, 2026	9.11	—	9.11
May 1, 2026	9.15	—	9.15
June 1, 2026	9.15	—	9.15
Distributions
The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following tables present cash distributions per share that were recorded during the following periods:

	For Six Months Ended June 30, 2026
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
				S	D	I
November 4, 2025	January 30, 2026	February 25, 2026	$0.07010	$43,232	$4,123	$99,296
February 18, 2026	February 27, 2026	March 30, 2026	0.07010	44,082	4,158	100,913
February 18, 2026	March 31, 2026	April 28, 2026	0.07010	42,572	3,817	96,488
February 18, 2026	April 30, 2026	May 31, 2026	0.07010	43,084	3,110	97,904
May 5, 2026	May 29, 2026	June 23, 2026	0.07010	43,054	3,110	98,405
May 5, 2026	June 30, 2026	July 27, 2026	0.07010	42,015	2,879	93,139
		Total	$0.42060	$258,039	$21,197	$586,145
_______________
(1)Distributions per share are gross of shareholder servicing fees.
(2)Distribution amounts are net of shareholder servicing fees.

	For Six Months Ended June 30, 2025
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
_______________
(1)Distributions per share are gross of shareholder servicing fees.
(2)Distribution amounts are net of shareholder servicing fees.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Share Repurchases
The Board has complete discretion to determine whether the Company will engage in any share repurchase, and if so, the terms of such repurchase. At the discretion of the Board, the Company may use cash on hand, cash available from borrowings, and cash from the sale of its investments as of the end of the applicable period to repurchase shares. The Company has commenced a share repurchase program pursuant to which the Company intends to conduct quarterly repurchase offers to allow its shareholders to tender their shares at a price equal to the net offering price per share for the applicable class of shares on each date of repurchase. All shares purchased by the Company pursuant to the terms of each offer to repurchase will be retired and thereafter will be authorized and unissued shares. The Company intends to limit the number of shares to be repurchased in each quarter to no more than 5.00% of its outstanding shares of common stock. Any periodic repurchase offers are subject in part to the Company’s available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While the Company intends to continue to conduct quarterly tender offers as described above, the Company is not required to do so and may suspend, modify or terminate the share repurchase program at any time.

Offer Date	Class	Tender Offer Expiration	Tender Offer (in thousands)	Purchase Price per Share	Shares Repurchased
February 26, 2025	S	March 31, 2025	$53,498	$9.46	5,655,204
February 26, 2025	D	March 31, 2025	1,912	9.47	201,862
February 26, 2025	I	March 31, 2025	148,539	9.49	15,652,202
May 23, 2025	S	June 30, 2025	107,562	9.42	11,418,472
May 23, 2025	D	June 30, 2025	19,164	9.43	2,032,236
May 23, 2025	I	June 30, 2025	337,475	9.45	35,711,561
February 27, 2026	S	March 31, 2026	194,086	9.08	21,371,701
February 27, 2026	D	March 31, 2026	44,477	9.09	4,893,111
February 27, 2026	I	March 31, 2026	724,544	9.11	79,537,341
May 22, 2026	S	June 30, 2026	174,160	9.05	19,244,245
May 22, 2026	D	June 30, 2026	30,906	9.06	3,411,226
May 22, 2026	I	June 30, 2026	749,908	9.08	82,588,966
Note 10. Earnings Per Share
The following tables set forth the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended June 30,
	2026			2025
	S	D	I	S	D	I
Increase (decrease) in net assets resulting from operations	$110,713	$7,953	$252,890	$114,113	$11,606	$242,465
Weighted average shares of common stock outstanding—basic and diluted	677,788,032	45,717,405	1,402,819,846	607,882,907	58,468,742	1,172,654,549
Earnings (loss) per common share—basic and diluted	$0.16	$0.17	$0.18	$0.19	$0.20	$0.21

	For the Six Months Ended June 30,
	2026			2025
	S	D	I	S	D	I
Increase (decrease) in net assets resulting from operations	$77,189	$5,589	$208,412	$191,514	$19,942	$408,461
Weighted average shares of common stock outstanding—basic and diluted	681,694,382	53,129,561	1,417,455,689	580,809,758	56,573,122	1,108,266,084
Earnings (loss) per common share—basic and diluted	$0.11	$0.11	$0.15	$0.33	$0.35	$0.37

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
For the three and six months ended June 30, 2026, the Company did not record an expense for U.S. federal excise tax. For the three and six months ended June 30, 2025, the Company recorded an expense for U.S. federal excise tax of $0.6 million and $0.8 million, respectively.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For three and six months ended June 30, 2026, the Company recorded a net tax expense/(benefit) of approximately $(4.0) thousand and $(29.0) thousand, respectively, for taxable subsidiaries. For the three and six months ended June 30, 2025, the company recorded a net tax expense/(benefit) of approximately $(216.0) thousand and $(207.0) thousand, respectively, for taxable subsidiaries.
The Company recorded a net deferred tax liability of $1.6 million and $1.6 million as of June 30, 2026 and December 31, 2025, respectively, for taxable subsidiaries, which are primarily related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests.
Note 12. Financial Highlights
The table below presents the financial highlights for a common share outstanding during the following periods:

	For the Six Months Ended June 30,
	2026			2025
	S	D	I	S	D	I
Per share data:
Net asset value, at beginning of period	$9.32	$9.33	$9.34	$9.54	$9.55	$9.57
Results of operations:
Net investment income(1)	0.37	0.39	0.41	0.41	0.44	0.45
Net realized and unrealized gain (loss)(2)	(0.26)	(0.25)	(0.25)	(0.08)	(0.09)	(0.08)
Net increase (decrease) in net assets resulting from operations	$0.11	$0.14	$0.16	$0.33	$0.35	$0.37
Distributions:
Distributions from net investment income(3)	(0.37)	(0.39)	(0.41)	(0.41)	(0.44)	(0.45)
Distributions from excess of net investment income(3)	(0.01)	(0.02)	(0.01)	(0.04)	(0.03)	(0.04)
Net increase (decrease) in net assets from shareholders' distributions(3)	$(0.38)	$(0.41)	$(0.42)	$(0.45)	$(0.47)	$(0.49)
Total increase (decrease) in net assets	(0.27)	(0.27)	(0.26)	(0.12)	(0.12)	(0.12)
Net Asset Value, at End of Period(7)	$9.05	$9.06	$9.08	$9.42	$9.43	$9.45

Total Return(4)	1.2%	1.5%	1.8%	3.5%	3.8%	3.9%
Ratios:
Ratio of net expenses to average net assets(5)(6)	9.2%	8.3%	8.4%	9.6%	9.0%	8.7%
Ratio of net investment income to average net assets(6)	8.3%	8.6%	9.3%	9.0%	9.6%	9.9%

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	For the Six Months Ended June 30,
	2026			2025
	S	D	I	S	D	I
Portfolio turnover rate	8.6%	8.6%	8.6%	16.4%	16.4%	16.4%

Supplemental Data:
Weighted-average shares outstanding	681,694,382	53,129,561	1,417,455,689	580,809,758	56,573,122	1,108,266,084
Shares outstanding, end of period	661,205,795	42,288,502	1,328,690,083	615,947,390	57,044,599	1,180,086,396
Net Assets, End of Period	$5,985,992	$383,271	$12,064,083	$5,804,679	$538,161	$11,152,206
_______________
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
(3)Distributions per share were calculated using shares outstanding at the respective record date.
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
(5)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the six months ended June 30, 2026, the total operating expenses to average net assets were 9.2%, 8.3% and 8.4%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. For the six months ended June 30, 2025, the total operating expenses to average net assets were 9.6%, 9.0% and 8.8%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. Past performance is not a guarantee of future results.
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
Dividend
On August 4, 2026, the Company’s Board approved a distribution of (i) $0.070100 per share, payable on or before September 30, 2026 to shareholders of record as of August 31, 2026, (ii) $0.070100 per share, payable on or before October 30, 2026 to shareholders of record as of September 30, 2026, and (iii) $0.070100 per share, payable on or before November 30, 2026 to shareholders of record as of October 30, 2026.
Equity Raise
Subsequent to June 30, 2026 and through August 2, 2026, the Company issued 1,128,668 shares of Class S common stock and 3,295,873 shares of Class I common stock and raised total gross proceeds of $10.3 million and $29.9 million, respectively. In addition, the Company received $39.0 million in subscription payments which the Company accepted on August 3, 2026 which is pending the Company’s determination of the net asset value per share applicable to such purchase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “ITEM 1. FINANCIAL STATEMENTS.” This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Credit Income Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the year ended December 31, 2025, in “Item 1A. Risk Factors.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 3 of this quarterly report on Form 10-Q (“Quarterly Report”). Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
We are externally managed by Blue Owl Credit Advisors LLC (“the Adviser” or “our Adviser”). The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and is part of Blue Owl’s Credit platform. Subject to the overall supervision of our Board, our Adviser manages our day-to-day operations, and provides investment advisory and management services, to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. Our Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.
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
The Adviser also serves as investment adviser to Blue Owl Capital Corporation and Blue Owl Capital Corporation II.
Blue Owl consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies, (2) Real Assets, which focuses on three primary investment strategies: net lease, real estate credit and digital infrastructure, and (3) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms. The Adviser is part of the direct lending strategy of Blue Owl’s Credit platform which focuses on lending to primarily upper-middle market companies, both private equity-sponsored and non-sponsored, and provides a range of customized financing solutions across debt and equity-related instruments. In addition to the Adviser, Blue Owl’s Credit platform’s direct lending strategy is comprised of Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OTCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which also are registered investment advisers. As of June 30, 2026, the Adviser and its affiliates had $158.12 billion of assets under management across Blue Owl’s Credit platform.

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

Our Investment Framework
Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies. Since our Adviser and its affiliates began investment activities in April 2016 through June 30, 2026, our Adviser and its affiliates have originated $197.54 billion aggregate principal amount of investments, of which $193.23 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. We may hold our investments directly or through specialty financing portfolio companies and joint ventures. Except for our specialty financing company investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder. We intend, under normal circumstances, to invest directly, or indirectly through our investments in OCIC SLF LLC (f/k/a Blue Owl Credit Income Senior Loan Fund) (“OCIC SLF”) and Blue Owl Credit SLF LLC (“Credit SLF”) or any similarly situated companies, at least 80% of the value of our total assets in credit investments. We define “credit” to mean debt investments made in exchange for regular interest payments.
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
We target portfolio companies where we can structure larger transactions that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio). As of June 30, 2026, our average investment size in each of our portfolio companies was approximately $98.9 million based on fair value. The investment size will vary with the size of our capital base and market conditions. As of June 30, 2026, excluding the investment in OCIC SLF, Credit SLF and certain investments that fall outside our typical borrower profile, our portfolio companies representing 90.7% of our total debt portfolio based on fair value, had weighted average annual revenue of $1.26 billion, weighted average annual EBITDA of $298.7 million, an average interest coverage of 2.1x and an average net loan-to-value of 42.8%.

The companies in which we invest use our capital primarily to support their growth, acquisitions, market or product expansion, refinancings and/or recapitalizations. The debt in which we invest typically is not rated by any rating agency, but if these instruments were rated, they would likely receive a rating of below investment grade (that is, below BBB- or Baa3), which is often referred to as “junk.”
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2026, 98.2% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
Our investment portfolio consists primarily of floating rate loans, and our credit facilities bear interest at floating rates. Macro trends in base interest rates like the Secured Overnight Financing Rate (“SOFR”) and any other alternative reference rates may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments vary in size, our results in any given period, including the interest rate on investments that may be sold or repaid in a period compared to the interest rate of new investments made during that period, often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends. Generally, because our portfolio consists primarily of floating rate loans, we expect our earnings to benefit from a prolonged higher rate environment.
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
Potential Market Trends
Broader geopolitical developments, including the conflict involving Iran, have contributed to elevated market volatility, even if they have not altered the fundamental operating environment for the U.S. companies in which we invest. We actively monitor these dynamics alongside other sources of risk. As part of our standard valuation and risk management processes, we conduct reviews of every investment in our portfolio on a quarterly basis and take additional, proactive steps to reassess risk across our portfolio through thematic stress tests. Year-to-date, our regular course portfolio monitoring and risk-specific stress tests, including those related to tariffs and artificial intelligence, suggest that our portfolio is well positioned, supported by borrowers with strong business fundamentals and defensive characteristics.
We believe the middle market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns based on a combination of the following factors.
Limited Availability of Capital for Middle Market Companies — The middle market is a large addressable market. According to GE Capital’s National Center for the Middle Market Year-End 2026 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1.00 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that regulatory and structural factors, industry consolidation and general risk aversion, limit the amount of traditional financing available to U.S. middle market companies. Reportedly, many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there are a lack of market participants that are willing to hold meaningful amounts of certain middle market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle market, present an attractive opportunity to invest in middle market companies.
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
Syndicated loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex”, to successfully syndicate the loan, in the event the terms initially marketed are insufficiently attractive to investors. Furthermore, banks are generally reluctant to underwrite sub-scale middle market loans because the arrangement fees they may earn on the placement of the debt generally are not sufficient to meet the banks’ return hurdles. Loans provided by companies such as ours provide certainty to issuers in that we have a more stable capital base and have the ability to invest in illiquid assets, and we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis. In addition, our Adviser has teams focused on both liquid credit and private credit and these teams are able to collaborate with respect to syndicated loans.
Secular Trends Supporting Growth for Private Credit — We believe that periods of market volatility, including volatility experienced in recent years driven by uncertainty regarding inflation, interest rates and monetary policy, geopolitical conditions, technological change, and exogenous shocks such as those to public health, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public loan markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, larger, higher quality credits that have traditionally been issuers in the syndicated loan and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. This has driven substantial growth in direct lending portfolio companies over time. Given the dynamics mentioned above, we believe this trend is poised to continue and that the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2025, will continue to serve as a tailwind to the space.
Attractive Investment Dynamics — An imbalance between the supply of, and demand for, middle market debt capital creates attractive pricing dynamics. We believe the directly negotiated nature of middle market financings also generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender-protective change of control provisions. Additionally, we believe BDC managers’ expertise in credit selection and ability to manage through credit cycles has generally resulted in BDCs experiencing lower loss rates than U.S. commercial banks through credit cycles. Further, we believe that historical middle market default rates have been lower, and recovery rates have been higher, as compared to the larger market capitalization, broadly distributed market, leading to lower cumulative losses. Lastly, we believe that in the current environment, lenders with available capital may be able to take advantage of attractive investment opportunities as the economy reopens and may be able to achieve improved economic spreads and documentation terms as financing activity rebounds from modest levels.
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
During the second quarter of 2026, global equity and debt markets adapted to shifts in expectations around major themes such as inflation and the trajectory of interest rates as well as ongoing geopolitical relations and the impact to energy prices. Stronger than previously indicated jobs growth and sticky inflation drove expectations of rate hikes, a reversal away from the forward rate cuts anticipated at the beginning of the second quarter. Deescalation in the Middle East, directional but not linear throughout the quarter, drove energy prices lower. Equity market dispersion continued, with single stock volatility outpacing index volatility by a wide margin as artificial intelligence (“AI”) hardware and other perceived beneficiaries of AI spend continued to drive thematic investment.
The 10-year Treasury yield ended the second quarter of 2026 approximately 15 basis points higher than March 31, 2026 and experienced a peak to trough range of more than 40 basis points during the quarter. The CBOE Volatility Index peaked above 25 during the second quarter of 2026, but mostly sat below 20 as tensions in the Middle East eased throughout the quarter.
As a result, we approached this environment more conservatively resulting in a slower pace of origination activity in the quarter ended June 30, 2026; however, underlying credit performance remains strong and market spreads have widened compared to year end and our leverage level remains low. We have available capital to deploy into attractive risk-adjusted opportunities that meet our return and credit standards. We have also leveraged Blue Owl’s expanded capabilities in alternative and asset-based credit, as well as digital infrastructure, to access attractive risk-adjusted opportunities and accretive, non-correlated returns over time. We have also continued to invest in our specialty finance vehicles and joint ventures where we continue to see opportunities for higher returns that are less correlated with our core direct lending strategy.
Specifically, we invest in OCIC SLF, Credit SLF and Blue Owl Leasing and in specialty financing portfolio companies, including Amergin AssetCo, Fifth Season Investments LLC (“Fifth Season”), BOCSO, LSI Financing LLC, and Owl HP Finance. See “Specialty Financing Portfolio Companies” and “Joint Ventures.” These companies may use our capital to support acquisitions which could continue to lead to increased dividend income supported by well-diversified underlying portfolios. We view these companies as a complement to our lending strategy and expect them to help offset rate and spread volatility and support net asset value growth. These companies have strong underlying diversification and generate predictable income streams.

Consistent with our last several quarters, a substantial portion of our financings are with existing borrowers. Many of these come from large, incumbent borrowers, reflecting the advantage of incumbency and scale and allowing us to support their continued growth and maintain the credit quality of our portfolio.
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
Blue Owl serves as the lead, co-lead or administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers have a weighted average EBITDA of approximately $298.7 million (up from approximately $166.7 million in 2021) and average revenue of approximately $1.26 billion (up from approximately $756.2 million in 2021) and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl’s direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1.00 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection and provide customized flexible solutions. The average hold size of Blue Owl’s direct lending strategy’s new investments is approximately $350.0 million (up from approximately $200.0 million in 2021) and average total new deal size is $1.50 billion (up from approximately $600.0 million in 2021).
We believe that the construction of our current portfolio coupled with our experienced investment team and strong underwriting standards leave us well-positioned for the current economic environment. Many of the companies in which we invest are continuing to see modest growth in both revenues and EBITDA. However, in the event of future geopolitical, economic or financial market instability in the U.S. and elsewhere, it is possible that the results of some of the middle-market companies similar to those in which we invest could be challenged.
Overall the value of our portfolio remained stable from last quarter, which we believe is a result of the strength and resiliency of our borrowers’ underlying fundamentals. Generally we are not seeing a meaningful increase in amendment activity, requests for increased revolver borrowings, missed payments or other signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
Our technology portfolio is managed by 40 dedicated investment professionals who assess the risks and opportunities of our prospective and existing investments, which has included those related to AI, for many years. As of June 30, 2026, across the industries we invest in, our software borrowers, which make up approximately 22% of the portfolio, continued to deliver strong revenue and EBITDA growth consistent with our broader investments year-over-year.
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
As of June 30, 2026, based on fair value, our portfolio consisted of 87.0% first lien senior secured debt investments (of which 43.7% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 3.7% second-lien senior secured debt investments, 1.2% unsecured debt investments, 0.4% specialty finance debt investments, 1.4% preferred equity investments, 1.4% common equity investments, 3.9% specialty finance equity investments and 1.0% joint ventures.
As of June 30, 2026, our weighted average total yield of the portfolio at fair value and amortized cost was 9.0% and 8.8%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 9.2% and 9.0%, respectively. Refer to our weighted average yields and interest rates table for more information on our calculation of weighted average yields. As of June 30, 2026, the weighted average spread of floating rate debt investments was 5.0%.
As of June 30, 2026 we had investments in 345 portfolio companies with an aggregate fair value of $35.69 billion. As of June 30, 2026, we had net leverage of 0.89x debt-to-equity and we target net leverage of 0.90x-1.25x debt-to-equity.

Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated):

	Three Months Ended June 30,
($ in thousands)	2026	2025
New investment commitments:
Gross originations	$1,142,983	$5,035,305
Less: Sell downs	(45,979)	—
Total new investment commitments	$1,097,004	$5,035,305
Principal amount of new investments funded:
First-lien senior secured debt investments	$681,671	$3,370,153
Second-lien senior secured debt investments	—	799,564
Unsecured debt investments	—	—
Specialty finance debt investments	—	8,411
Preferred equity investments	—	26,297
Common equity investments	6,000	6,786
Specialty finance equity investments	30,772	87,057
Joint venture investments	16,688	20,419
Total principal amount of new investments funded	$735,131	$4,318,687

Drawdowns (repayments) on revolvers and delayed draw term loans, net	$855,201	$406,206

Principal amount of investments sold or repaid:
First-lien senior secured debt investments(1)	$(1,336,851)	$(2,138,465)
Second-lien senior secured debt investments	—	(61,836)
Unsecured debt investments	(5,585)	(29,854)
Specialty finance debt investments	—	—
Preferred equity investments	(15,141)	(6,393)
Common equity investments	(326)	(6,155)
Specialty finance equity investments	(42,909)	(12,259)
Joint venture investments	—	—
Total principal amount of investments sold or repaid	$(1,400,812)	$(2,254,962)
Number of new investment commitments in new portfolio companies(2)	6	27
Average new investment commitment amount in new portfolio companies(2)	127,753	102,292
Weighted average term for new debt investment commitments (in years)	6.5	6.1
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	—%	—%
Weighted average interest rate of new debt investment commitments(3)	8.7%	9.3%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	5.0%	5.0%
_______________
(1)Includes scheduled paydowns.
(2)Number of new investment commitments represents commitments to a particular portfolio company.
(3)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 3.73% and 4.29% as of June 30, 2026 and 2025, respectively.

Investments at fair value and amortized cost consisted of the below as of the following periods:

	June 30, 2026		December 31, 2025
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$31,522,055	$31,053,486	$31,727,075	$31,597,264
Second-lien senior secured debt investments	1,487,237	1,320,759	1,554,896	1,500,498
Unsecured debt investments	439,632	441,892	463,745	479,850
Specialty finance debt investments	146,790	146,790	134,800	134,800
Preferred equity investments	524,734	491,965	508,942	496,312
Common equity investments	414,912	491,911	370,541	435,238
Specialty finance equity investments	1,294,004	1,390,072	814,147	900,635
Joint ventures	429,322	353,272	409,012	374,351
Total Investments	$36,258,686	$35,690,147	$35,983,158	$35,918,948
_______________
(1)We consider 43.7% and 40.5% of first-lien senior secured debt investments to be unitranche loans as of June 30, 2026 and December 31, 2025, respectively.
The table below describes investments by industry composition based on fair value as of the following periods:

	June 30, 2026	December 31, 2025
Advertising and media	1.4%	1.3%
Aerospace and defense	0.9	0.9
Asset based lending and fund finance(1)	1.8	1.5
Automotive services	2.3	2.1
Automotive aftermarket(2)	0.0	0.0
Buildings and real estate(3)	3.3	2.9
Business services	3.8	3.9
Chemicals	2.2	2.1
Consumer products	1.3	1.6
Containers and packaging	2.4	2.7
Distribution	2.0	2.5
Education	0.5	0.6
Energy equipment and services	0.2	0.2
Financial services	6.3	6.5
Food and beverage	4.4	4.7
Healthcare equipment and services	7.0	7.0
Healthcare providers and services	13.9	13.9
Healthcare technology	5.7	5.6
Household products	1.4	1.5
Human resource support services	0.6	0.7
Infrastructure and environmental services	2.1	2.3
Insurance(4)	8.7	8.8
Internet software and services	13.6	11.6
Joint ventures(5)	1.0	1.0
Leisure and entertainment	2.7	2.8
Manufacturing	0.8	2.0
Pharmaceuticals(6)	2.2	1.4
Professional services	4.7	4.8
Specialty retail	0.9	0.9
Telecommunications	1.4	1.7

	June 30, 2026	December 31, 2025
Transportation	0.5	0.5
Total	100.0%	100.0%
_______________
(1)Includes investments in Amergin AssetCo, BOCSO and Wingspire.
(2)Rounds to less than 0.1%.
(3)Includes investments in Owl-HP Finance.
(4)Includes equity investment in Fifth Season.
(5)Includes equity investments in OCIC SLF, Credit SLF and Blue Owl Leasing. See below, within Note 4, for more information regarding OCIC SLF, Credit SLF and Blue Owl Leasing.
(6)Includes equity investments in LSI Financing DAC and LSI Financing LLC.
The table below describes investments by geographic composition based on fair value as of the following periods:

	June 30, 2026	December 31, 2025
United States:
Midwest	17.1%	17.5%
Northeast	20.8	21.9
South	33.3	32.8
West	20.1	19.2
International	8.7	8.6
Total	100.0%	100.0%
The table below describes the weighted average yields and interest rates of our investments based on fair value as of the following periods:

	As of June 30, 2026	As of December 31, 2025
Weighted average total yield of portfolio(1)	9.0%	8.9%
Weighted average total yield of debt and income producing securities(1)	9.2%	9.1%
Weighted average interest rate of debt securities	8.7%	8.7%
Weighted average spread over base rate of floating rate debt investments	5.0%	4.9%
_______________
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee. As of June 30, 2026, two of our portfolio companies are on non-accrual. Our average annual gain/(loss) ratio is (0.15)%.

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	As of June 30, 2026		As of December 31, 2025
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$2,627,311	7.4%	$3,024,891	8.4%
2	31,168,339	87.3	30,964,900	86.2
3	1,818,199	5.1	1,802,851	5.0
4	76,298	0.2	102,729	0.3
5	—	0.0	23,577	0.1
Total	$35,690,147	100.0%	$35,918,948	100.0%
The following table shows the amortized cost of our performing and non-accrual investments as of the following periods:

	As of June 30, 2026				As of December 31, 2025
($ in thousands)	Amortized Cost	Percentage	Fair Value	Percentage	Amortized Cost	Percentage	Fair Value	Percentage
Performing	$36,133,103	99.7%	$35,614,861	99.8%	$35,782,251	99.4%	$35,793,812	99.7%
Non-accrual	125,583	0.3%	75,286	0.2%	200,907	0.6%	125,136	0.3%
Total	$36,258,686	100.0%	$35,690,147	100.0%	$35,983,158	100.0%	$35,918,948	100.0%
Investments are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.
Specialty Financing Portfolio Companies and Joint Ventures
We leverage the expanding role that private lenders are being asked to play in the broader credit markets to evaluate cross-platform opportunities including strategic equity and accretive joint venture investments that have cash flow and credit profiles that provide consistent income.
Specialty Finance Portfolio Companies
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management, LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of June 30, 2026, our commitment to Amergin AssetCo is $231.4 million, of which $84.6 million is equity and $146.8 million is debt. As of June 30, 2026, the fair value of our investment in Amergin AssetCo was $228.2 million. As of June 30, 2026, the fair value of our investment in Amergin Asset Management, LLC was $2.1 million. We do not consolidate our equity interest in Amergin AssetCo or Amergin Asset Management, LLC.
BOCSO was formed to hold alternative credit assets, including ABF. ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of June 30, 2026, the portfolio consists of five investments totaling $1.25 billion and $1.24 billion at cost and fair value, respectively, and ranging in cost from $24.9 million to $454.4 million and with fair value ranging from $24.9 million to $450.6 million. The largest investment is 36.3% of the total cost of BOCSO’s portfolio. As of June 30, 2026, the portfolio asset class composition was 71.7% ABF — Specialty finance, 26.3% ABF — Leasing, and 2.0% ABF — Commercial Real Estate. We do not consolidate our equity interest in BOCSO.
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity commitment to Fifth Season. As of June 30, 2026, the fair value of our investment in Fifth Season was $365.6 million. We do not consolidate our equity interest in Fifth Season.
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial equity commitment to LSI Financing DAC. As of June 30, 2026, fair value of our investment in LSI Financing DAC is $3.2 million. We do not consolidate our equity interest in LSI Financing DAC.

LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by us pursuant to the Investment Advisory Agreement equal to our pro rata amount of such consulting fee. On November 25, 2024, we made an initial equity commitment to LSI Financing LLC. As of June 30, 2026, the fair value of our investment in LSI Financing LLC is $527.2 million and our total commitment is $627.6 million. We do not consolidate our equity interest in LSI Financing LLC.
Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle-market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic/bridge financings. Wingspire conducts its business through an indirectly owned subsidiary, Wingspire Capital LLC. On November 7, 2025, we made an initial equity commitment to Wingspire. As of June 30, 2026, the fair value of our investment in Wingspire is $50.4 million and our total commitment is $45.0 million. We do not consolidate our equity interest in Wingspire.
Owl-HP Finance is an investment partnership with Hearthstone Residential Holdings (“Hearthstone”), a majority-owned subsidiary of Five Point Holdings, LLC (“Five Point”) (NYSE:FPH). Owl-HP Finance was created to invest in residential land banking (or lot option) programs that provide capital to public home builders. As of June 30, 2026, the Company’s investment at fair value in Owl-HP Finance was $104.2 million and our total commitment was $215.5 million. We do not consolidate our equity interest in Owl-HP Finance.
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
Refer to Exhibit 99.3 for the Blue Owl Leasing’s Supplemental Financial Information.

Results of Operations
The table below presents the operating results for the following periods:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Total investment income	$841,482	$782,098	$59,384	$1,674,985	$1,489,348	$185,637
Less: operating expenses	415,855	383,985	31,870	823,275	722,289	100,986
Net Investment Income (Loss) Before Taxes	425,627	398,113	27,514	851,710	767,059	84,651
Less: income taxes, including excise taxes	(4)	341	(345)	(29)	561	(590)
Net Investment Income (Loss) After Taxes	425,631	397,772	27,859	851,739	766,498	85,241
Net change in unrealized gain (loss)	(34,848)	(43,148)	8,300	(478,299)	(96,261)	(382,038)
Net realized gain (loss)	(19,227)	13,560	(32,787)	(82,250)	(50,320)	(31,930)
Net Increase (Decrease) in Net Assets Resulting from Operations	$371,556	$368,184	$3,372	$291,190	$619,917	$(328,727)
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of investment originations and exit activity, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the six months ended June 30, 2026, our net asset value per share decreased, primarily driven by depreciation on the investment portfolio, and dividends paid in excess of earnings. For the six months ended June 30, 2025, our net asset value per share decreased, primarily driven by a net change in unrealized depreciation of the fair value of our investments, net realized losses and dividends paid in excess of earnings.
Investment Income
The table below presents investment income for the following periods:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Interest income	$728,733	$701,560	$27,173	$1,470,401	$1,332,379	$138,022
PIK interest income	39,561	32,237	7,324	74,878	60,999	13,879
Dividend income	46,026	20,935	25,091	77,994	47,431	30,563
PIK dividend income	15,591	14,341	1,250	31,030	27,685	3,345
Other income	11,571	13,025	(1,454)	20,682	20,854	(172)
Total Investment Income	$841,482	$782,098	$59,384	$1,674,985	$1,489,348	$185,637
We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Investment income increased by $59.4 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to an increase in interest income as a result of an increase in our debt investment portfolio at par from $30.80 billion as of June 30, 2025, to $33.89 billion as of June 30, 2026 Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns, which are non-recurring in nature. Income generated from these fees decreased to $6.3 million for the three months ended June 30, 2026, from $15.5 million for the three months ended June 30, 2025, due to a decrease in repayment activity.
For the three months ended June 30, 2026, PIK interest and PIK dividend income earned was $39.6 million and $15.6 million, respectively. PIK interest and PIK dividend income represented approximately 4.7% and 1.9% of total investment income for the three months ended June 30, 2026, respectively. For the three months ended June 30, 2025, PIK interest and PIK dividend income earned were $32.2 million and $14.3 million, respectively. PIK interest and PIK dividend income represented approximately 4.1% and 1.8% of total investment income for the three months ended June 30, 2025, respectively. Other income is comprised of unfunded investment commitment fees and incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing or as a result of episodic amendments made to the terms of our existing debt investments. Other income decreased to $11.6 million for the three months ended June 30, 2026.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Investment income increased by $0.19 billion for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, due to an increase in interest income, as a result of an increase in our debt investment portfolio at par from $30.80 billion as of June 30, 2025 to $33.89 billion as of June 30, 2026, partially offset by a decrease in base interest rates. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Income generated from these fees decreased to $22.7 million for the six months ended June 30, 2026, from $31.2 million for the six months ended June 30, 2025, due to slower refinancing activity. For the six months ended June 30, 2026, PIK interest and PIK dividend income earned was $74.9 million and $31.0 million, respectively. PIK interest and PIK dividend income represented approximately 4.5% and 1.9% of total investment income for the six months ended June 30, 2026, respectively. For the six months ended June 30, 2025, PIK interest and PIK dividend income earned was $61.0 million and $27.7 million, respectively. PIK interest and PIK dividend income represented approximately 4.1% and 1.9% of total investment income for the six months ended June 30, 2025, respectively. Other income is comprised of unfunded investment commitment fees and incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing or as a result of episodic amendments made to the terms of our existing debt investments. Other income decreased to $20.7 million for the six months ended June 30, 2026.
Expenses
The table below presents our expenses for the following periods:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Offering costs	$695	$1,580	$(885)	$2,335	$3,542	$(1,207)
Interest expense	267,236	249,963	17,273	524,443	466,523	57,920
Management fees(1)	60,392	51,511	8,881	122,622	97,908	24,714
Performance based incentive fees	60,771	56,824	3,947	121,611	109,499	12,112
Professional fees	7,794	7,258	536	14,545	12,854	1,691
Directors' fees	445	320	125	890	640	250
Shareholder servicing fees	13,337	12,532	805	26,983	23,940	3,043
Other general and administrative	5,185	3,997	1,188	9,846	7,383	2,463
Total Operating Expenses	$415,855	$383,985	$31,870	$823,275	$722,289	$100,986
_______________
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
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Total operating expenses increased by $31.9 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to increases in interest expense, management fees and incentive fees. The increase in interest expense was driven by an increase in average daily borrowings to $16.79 billion from $14.04 billion period-over-period, partially offset by a decrease in the average interest rate to 6.1% from 6.6% period-over-period. The increase in management fees was driven by growth in the net asset value of the fund. The increase in incentive fees was due to higher pre-incentive fee net investment income earned during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. As a percentage of total assets, offering costs, shareholder servicing fees, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period-over-period.
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Total operating expenses increased by $101.0 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to increases in interest expense, management fees and incentive fees. The increase in management fees was driven by growth in our net asset value. The increase in incentive fees was due to higher pre-incentive fee net investment income earned during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase in interest expense was driven by an increase in average daily borrowings to $16.53 billion from $13.27 billion period-over-period, partially offset by a decrease in the average interest rate to 6.1% from 6.7% period-over-period. As a percentage of total assets, offering costs, shareholder servicing fees, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period-over-period.

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
For the three and six months ended June 30, 2026, we did not record any U.S. federal excise tax. For the three and six months ended June 30, 2025, we recorded U.S. federal excise tax of $0.6 million and $0.8 million, respectively.
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2026, we recorded a net tax expense/(benefit) of approximately $(4.0) thousand and $(29.0) thousand. For the three and six months ended June 30, 2025, we recorded a net tax expense/(benefit) of approximately $(216.0) thousand and $(207.0) thousand, respectively, for taxable subsidiaries.
We recorded a net deferred tax liability of $1.6 million and net deferred tax liability of $1.6 million as of June 30, 2026 and December 31, 2025, respectively, for taxable subsidiaries, which is primarily related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests.
Net Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The table below presents the net unrealized gains (losses) on our investment portfolio for the following periods:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Net change in unrealized gain (loss) on investments	$(35,554)	$(39,335)	$3,781	$(472,814)	$(100,145)	$(372,669)
Net change in translation of assets and liabilities in foreign currencies	978	(2,578)	3,556	(5,495)	4,950	(10,445)
Excise Tax	(272)	(1,235)	963	10	(1,066)	1,076
Net Change in Unrealized Gain (Loss)	$(34,848)	$(43,148)	$8,300	$(478,299)	$(96,261)	$(382,038)
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
For the three months ended June 30, 2026, the net unrealized loss on investments was primarily driven by decreases in the fair value of certain debt investments, partially offset by increases in the fair value of certain debt and equity investments and reversals of prior period unrealized losses that were realized during the period in connection with exits. For the three months ended June 30, 2026 the unrealized gain on translation of assets and liabilities in foreign currencies was primarily as a result of fluctuations in the GBP and EUR exchange rates versus USD. As of June 30, 2026, the fair value of our debt investments as a percentage of principal remained flat at 97.3%, as compared to March 31, 2026.
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
The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended June 30, 2026 and 2025, consisted of the following:

Portfolio Company	For the Three Months Ended June 30, 2026	Portfolio Company	For the Three Months Ended June 30, 2025
($ in millions)		($ in millions)
Kaseya Inc.	$(28.8)	Notorious Topco, LLC (dba Beauty Industry Group)	$(30.1)
Trucordia Insurance Holdings, LLC	(27.0)	Physician Partners, LLC	(20.2)
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)	(14.7)	PCF Holdco, LLC (dba PCF Insurance Services)	(11.3)
PetVet Care Centers, LLC	(10.0)	EOS Finco S.A.R.L	(10.3)
Inovalon Holdings, Inc.	(7.9)	Aramsco, Inc.	(6.4)
LSI Financing LLC(1)	7.8	Conair Holdings LLC	(5.9)
VCI Asset Holdings LLC	7.8	Power Stop, LLC	(5.1)
Conair Holdings LLC	12.0	Covetrus, Inc.	(4.5)
Aramsco, Inc.	15.0	Fifth Season Investments LLC(1)	5.2
Physician Partners, LLC	30.2	AAM Series 2.1 Aviation Feeder, LLC(1)	7.9
Remaining portfolio companies	(20.0)	Remaining portfolio companies	41.4
Total	$(35.6)	Total	$(39.3)
_______________
(1)Portfolio company is a controlled, affiliated investment.
(2)Portfolio company is a non-controlled, affiliated investment.
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
For the six months ended June 30, 2026, the net unrealized loss was primarily driven by widening of credit spreads and decreases in the fair value of certain debt and equity investments, partially offset by reversals of prior period unrealized losses that were realized during the period in connection with restructurings. For the six months ended June 30, 2026, the unrealized loss on translation of assets and liabilities in foreign currencies was primarily as a result of fluctuations in the GBP and EUR exchange rates versus USD. As of June 30, 2026, the fair value of our debt investments as a percentage of principal was 97.3%, as compared to 98.4% as of December 31, 2025.
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

The ten largest contributors to the change in net unrealized gain (loss) on investments during the six months ended June 30, 2026 and 2025, consisted of the following:

Portfolio Company	For the Six Months Ended June 30, 2026	Portfolio Company	For the Six Months Ended June 30, 2025
($ in millions)		($ in millions)
Kaseya Inc.	$(48.5)	Notorious Topco, LLC (dba Beauty Industry Group)	$(44.5)
Barracuda Parent, LLC	(43.4)	EOS Finco S.A.R.L	(27.3)
Trucordia Insurance Holdings, LLC	(39.0)	OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(1)	(19.8)
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(1)	(32.6)	PCF Holdco, LLC (dba PCF Insurance Services)	(13.7)
Plasma Buyer LLC (dba PathGroup)	(27.6)	Conair Holdings LLC	(7.6)
Cornerstone OnDemand, Inc.	(22.3)	LSI Financing LLC(1)	6.5
Inovalon Holdings, Inc.	(19.7)	KWOR Acquisition, Inc. (dba Alacrity Solutions)	7.5
Conair Holdings LLC	23.4	Ivanti Software, Inc.	11.8
EOS Finco S.A.R.L	46.3	AAM Series 2.1 Aviation Feeder, LLC(1)	16.9
Physician Partners, LLC	56.7	Physician Partners, LLC	19.3
Remaining portfolio companies	(366.1)	Remaining portfolio companies	(49.2)
Total	$(472.8)	Total	$(100.1)
_______________
(1)Portfolio company is a controlled, affiliated investment.
Net Realized Gains (Losses)
The table below represents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Net realized gain (loss) on investments	$(19,015)	$8,319	$(27,334)	$(86,142)	$(49,546)	$(36,596)
Net realized gain (loss) on foreign currency transactions	(212)	5,241	(5,453)	3,892	(774)	4,666
Net Realized Gain (Loss)	$(19,227)	$13,560	$(32,787)	$(82,250)	$(50,320)	$(31,930)
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
For the three months ended June 30, 2026, we recognized net realized loss on investments of $19.0 million, as compared to the gain of $8.3 million, primarily driven by sales of investments. For the three months ended June 30, 2026, we recognized net realized loss on translation of assets and liabilities in foreign currencies of $0.2 million, as compared to a gain of $5.2 million for the prior year period, driven primarily as a result of fluctuations in foreign denominated currencies vs. US Dollar.

The largest contributors to the change in net realized gain (loss) on investments during the three months ended June 30, 2026 and 2025, consisted of the following:

Portfolio Company	For the Three Months Ended June 30, 2026
($ in millions)
Aramsco, Inc.	$(15.2)
Boxer Parent Company Inc. (f/k/a BMC)	(2.2)
Walker Edison Furniture Company LLC	(0.6)
Storable, Inc.	(0.5)
USIC Holdings, Inc.	(0.4)
Aerosmith Bidco 1 Limited (dba Audiotonix)	0.6
Remaining portfolio companies	(0.6)
Total	$(19.0)

Portfolio Company	For the Three Months Ended June 30, 2025
($ in millions)
PCF Holdco, LLC (dba PCF Insurance Services)	$9.8
Central Parent Inc. (dba CDK Global Inc.)	(1.1)
Cast & Crew Payroll, LLC	(1.6)
Remaining portfolio companies	1.2
Total	$8.3
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
For the six months ended June 30, 2026, we recognized net realized loss on investments of $86.1 million, as compared to a loss of $49.5 million in the prior year period, primarily driven by the full or partial sales of investments and the restructuring of a debt investment. For the six months ended June 30, 2026, we recognized net realized gain on translation of assets and liabilities in foreign currencies of $3.9 million, as compared to a loss of $0.8 million for the prior year period, as a result of sales and repayments of foreign denominated securities.
The largest contributors to the change in net realized gain (loss) on investments during the six months ended June 30, 2026 and 2025, consisted of the following:

Portfolio Company	For the Six Months Ended June 30, 2026
($ in millions)
EOS Finco S.A.R.L	$(46.9)
Aramsco, Inc.	(15.2)
Ideal Image Development, LLC	(12.1)
Walker Edison Furniture Company LLC	(7.2)
Boxer Parent Company Inc. (f/k/a BMC)	(3.9)
RealPage, Inc.	(0.7)
Blackhawk Network Holdings, Inc	(0.6)
Storable, Inc.	(0.5)
Aerosmith Bidco 1 Limited (dba Audiotonix)	0.6
Asurion, LLC	0.7
Remaining portfolio companies	(0.3)
Total	$(86.1)

Portfolio Company	For the Six Months Ended June 30, 2025
($ in millions)
Physician Partners, LLC	$(33.1)
Ivanti Software, Inc.	(14.0)
KWOR Acquisition, Inc. (dba Alacrity Solutions)	(9.0)
BW Holding, Inc.	(3.0)
Cast & Crew Payroll, LLC	(1.6)
Central Parent Inc. (dba CDK Global Inc.)	(1.1)
PCF Holdco, LLC (dba PCF Insurance Services)	9.8
Remaining portfolio companies	2.5
Total	$(49.5)
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
As of June 30, 2026 and December 31, 2025, our asset coverage ratios were 207% and 223%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of June 30, 2026, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2026 we had $4.79 billion available under our credit facilities.
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
As of June 30, 2026, we had $0.75 billion in cash. During the six months ended June 30, 2026, $0.38 billion in cash was provided by operating activities, primarily as a result of proceeds from investments of $3.90 billion and other operating activities of $0.58 billion, partially offset by funding portfolio investments of $4.10 billion. Lastly, cash used in financing activities was $0.36 billion during the period, which was the result of $0.51 billion of distributions paid and share repurchases of $1.97 billion, partially offset by proceeds from the issuance of shares of $0.79 billion and net borrowings on our credit facilities.
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
The below tables summarize transactions with respect to shares of our common stock during the following periods:

	For the Three Months Ended June 30, 2026
	S		D		I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	3,784,310	$34,947	40,924	$372	8,057,341	$73,560	11,882,575	$108,879
Shares/gross proceeds from the private placements	—	—	—	—	994,249	9,082	994,249	9,082
Share transfer between classes	(2,454,406)	(22,367)	(10,788,196)	(98,065)	13,211,127	120,432	(31,475)	—
Reinvestment of distributions	6,730,920	61,296	279,864	2,550	12,587,335	115,010	19,598,119	178,856
Repurchased shares	(19,244,245)	(174,160)	(3,411,226)	(30,906)	(82,588,966)	(749,908)	(105,244,437)	(954,974)
Total shares/gross proceeds	(11,183,421)	(100,284)	(13,878,634)	(126,049)	(47,738,914)	(431,824)	(72,800,969)	(658,157)
Sales load	—	(500)	—	—	—	—	—	(500)
Total Shares/Net Proceeds	(11,183,421)	$(100,784)	(13,878,634)	$(126,049)	(47,738,914)	$(431,824)	(72,800,969)	$(658,657)
_______________
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

	For the Three Months Ended June 30, 2025
	S		D		I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	51,688,712	$492,582	1,517,635	$14,350	101,484,029	$960,146	154,690,376	$1,467,078
Shares/gross proceeds from the private placements	—	—	—	—	11,478,190	108,615	11,478,190	108,615
Share transfer between classes(1)	(1,175,154)	(11,105)	(140,367)	(1,329)	1,311,848	12,434	(3,673)	—
Reinvestment of distributions	6,588,253	62,172	472,436	4,463	12,283,947	116,250	19,344,636	182,885
Repurchased shares	(11,418,472)	(107,562)	(2,032,236)	(19,164)	(35,711,561)	(337,475)	(49,162,269)	(464,201)
Total shares/gross proceeds	45,683,339	436,087	(182,532)	(1,680)	90,846,453	859,970	136,347,260	1,294,377
Sales load	—	(4,820)	—	(1)	—	—	—	(4,821)
Total Shares/Net Proceeds	45,683,339	$431,267	(182,532)	$(1,681)	90,846,453	$859,970	136,347,260	$1,289,556
_______________
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

	For the Six Months Ended June 30, 2026
	S		D		I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	20,970,843	$195,750	525,776	$4,867	54,215,614	$501,926	75,712,233	$702,543
Shares/gross proceeds from the private placements	—	—	—	—	9,478,503	87,648	9,478,503	87,648
Share transfer between classes(1)	(5,471,634)	(50,378)	(10,794,551)	(98,123)	16,227,423	148,501	(38,762)	—
Reinvestment of distributions	13,957,765	127,996	718,671	6,605	26,404,571	242,880	41,081,007	377,481
Repurchased shares	(40,615,946)	(368,246)	(8,304,337)	(75,383)	(162,126,307)	(1,474,452)	(211,046,590)	(1,918,081)
Total shares/gross proceeds	(11,158,972)	(94,878)	(17,854,441)	(162,034)	(55,800,196)	(493,497)	(84,813,609)	(750,409)
Sales load	—	(2,327)	—	—	—	—	—	(2,327)
Total Shares/Net Proceeds	(11,158,972)	$(97,205)	(17,854,441)	$(162,034)	(55,800,196)	$(493,497)	(84,813,609)	$(752,736)
_______________
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
_______________
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

The changes to our offering price per share for the six months ended June 30, 2026 and 2025, were as follows:

S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2025	$9.54	$0.33	$9.87
February 1, 2025	9.54	0.33	9.87
March 1, 2025	9.51	0.33	9.84
April 1, 2025	9.46	0.33	9.79
May 1, 2025	9.40	0.33	9.73
June 1, 2025	9.44	0.33	9.77
January 1, 2026	9.32	0.33	9.65
February 1, 2026	9.25	0.32	9.57
March 1, 2026	9.11	0.32	9.43
April 1, 2026	9.08	0.32	9.40
May 1, 2026	9.12	0.32	9.44
June 1, 2026	9.12	0.32	9.44

D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2025	$9.55	$0.14	$9.69
February 1, 2025	9.55	0.14	9.69
March 1, 2025	9.52	0.14	9.66
April 1, 2025	9.47	0.14	9.61
May 1, 2025	9.41	0.14	9.55
June 1, 2025	9.45	0.14	9.59
January 1, 2026	9.33	0.14	9.47
February 1, 2026	9.26	0.14	9.40
March 1, 2026	9.12	0.14	9.26
April 1, 2026	9.09	0.14	9.23
May 1, 2026	9.13	0.14	9.27
June 1, 2026	9.13	0.14	9.27

I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2025	$9.57	$—	$9.57
February 1, 2025	9.57	—	9.57
March 1, 2025	9.54	—	9.54
April 1, 2025	9.49	—	9.49
May 1, 2025	9.42	—	9.42
June 1, 2025	9.47	—	9.47
January 1, 2026	9.34	—	9.34
February 1, 2026	9.28	—	9.28
March 1, 2026	9.13	—	9.13
April 1, 2026	9.11	—	9.11
May 1, 2026	9.15	—	9.15
June 1, 2026	9.15	—	9.15

Distributions
The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following tables present cash distributions per share that were recorded during the following periods:

	For Six Months Ended June 30, 2026
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				S	D	I
November 4, 2025	January 30, 2026	February 25, 2026	$0.07010	$43,232	$4,123	$99,296
February 18, 2026	February 27, 2026	March 30, 2026	0.07010	44,082	4,158	100,913
February 18, 2026	March 31, 2026	April 28, 2026	0.07010	42,572	3,817	96,488
February 18, 2026	April 30, 2026	May 31, 2026	0.07010	43,084	3,110	97,904
May 5, 2026	May 29, 2026	June 23, 2026	0.07010	43,054	3,110	98,405
May 5, 2026	June 30, 2026	July 27, 2026	0.07010	42,015	2,879	93,139
		Total	$0.42060	$258,039	$21,197	$586,145
_______________
(1)Distributions per share are gross of shareholder servicing fees.
(2)Distribution amounts are net of shareholder servicing fees.

	For Six Months Ended June 30, 2025
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
_______________
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
At the discretion of our Board, we intend to limit the number of shares to be repurchased in each quarter to no more than 5.00% of our outstanding shares of our common stock.
Any periodic repurchase offers are subject in part to our available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While we intend to continue to conduct quarterly tender offers as described above, we are not required to do so and may suspend, modify or terminate the share repurchase program at any time. Refer to “Recent Developments — Shares Repurchases” for additional details on our tender offers.

Refer to “Note 9 — Net Assets” to our consolidated financial statements included in this Quarterly Report for additional details on Share Repurchases.

Debt
As of June 30, 2026, we had in place an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”), as well as a special purpose vehicle asset credit facilities, CLOs, and unsecured notes and in the future, we may enter into additional borrowing arrangements of these types. See “Note 5 — Debt” to our consolidated financial statements included in this Quarterly Report.

Aggregate Borrowings
Our debt obligations consisted of the following as of the following periods:

		June 30, 2026
($ in thousands)	Maturity Date	Aggregate Principal Committed	Outstanding Principal	Unused Portion(7)	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)(3)(6)	October 18, 2029	$3,900,000	$591,509	3,221,359	$3,221,359	$(17,955)	$573,554
SPV Asset Facility I	May 15, 2036	650,000	294,200	355,800	140,237	(7,000)	287,200
SPV Asset Facility II	April 18, 2030	2,000,000	1,002,000	998,000	142,979	(15,999)	986,001
SPV Asset Facility III	May 22, 2030	2,000,000	1,233,500	766,500	123,961	(14,750)	1,218,750
SPV Asset Facility IV	March 16, 2035	500,000	160,100	339,900	180,188	(5,029)	155,071
SPV Asset Facility V	October 16, 2029	750,000	606,250	143,750	66,509	(4,653)	601,597
SPV Asset Facility VI	April 10, 2035	1,350,000	677,000	673,000	368,660	(9,694)	667,306
SPV Asset Facility VII	May 21, 2029	500,000	397,000	103,000	59,661	(2,267)	394,733
SPV Asset Facility VIII	December 17, 2035	1,000,000	662,500	337,500	220,731	(5,030)	657,470
SPV Asset Facility IX	August 12, 2030	300,000	230,000	70,000	70,000	(2,377)	227,623
SPV Asset Facility X	December 31, 2035	750,000	250,000	500,000	80,599	(4,588)	245,412
SPV Asset Facility XI	March 05, 2029	500,000	250,000	250,000	113,602	(1,589)	248,411
CLO VIII	April 21, 2037	375,000	375,000	—	—	(2,117)	372,883
CLO XI	April 20, 2039	272,000	272,000	—	—	(3,922)	268,078
CLO XV	January 20, 2036	312,000	312,000	—	—	(2,382)	309,618
CLO XVI	April 20, 2036	420,000	420,000	—	—	(2,316)	417,684
CLO XVII	July 15, 2036	325,000	325,000	—	—	(2,455)	322,545
CLO XVIII	July 24, 2036	260,000	260,000	—	—	(1,619)	258,381
CLO XIX	October 22, 2037	260,000	260,000	—	—	(1,768)	258,232
CLO XXII	October 20, 2037	737,500	737,500	—	—	(2,910)	734,590
CLO XXIV	January 15, 2038	600,000	600,000	—	—	(2,640)	597,360
September 2026 Notes	September 23, 2026	350,000	350,000	—	—	(410)	349,590
February 2027 Notes	February 08, 2027	500,000	500,000	—	—	(996)	499,004
September 2027 Notes(4)	September 16, 2027	600,000	600,000	—	—	2,348	596,750
AUD 2027 Notes(2)(4)(5)	October 23, 2027	302,157	302,157	—	—	(1,318)	307,764
May 2028 Notes(4)	May 23, 2028	500,000	500,000	—	—	(5,289)	491,706
June 2028 Notes(4)	June 13, 2028	650,000	650,000	—	—	4,251	645,843
January 2029 Notes(4)	January 15, 2029	550,000	550,000	—	—	112	542,480
September 2029 Notes(4)	September 15, 2029	900,000	900,000	—	—	(6,029)	898,697
March 2030 Notes(4)	March 15, 2030	1,000,000	1,000,000	—	—	(15,936)	955,404
EUR 2031 Notes(2)(4)	January 31, 2031	571,808	571,808	—	—	(8,386)	554,608
March 2031 Notes(4)	March 15, 2031	750,000	750,000	—	—	(14,319)	729,115
October 2031 Notes(4)	October 15, 2031	500,000	500,000	—	—	(11,067)	488,593
Total Debt		$24,935,465	$17,089,524	$7,758,809	$4,788,486	$(170,099)	$16,862,053
_______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
(3)The amount available and unused portion are reduced by $87.1 million of outstanding letters of credit.

(4)Net carrying value is inclusive of change in fair market value of effective hedge.
(5)AUD 2027 Notes are net of a cross-currency swap.
(6)As of June 30, 2026, the Company’s Revolving Credit Facility borrowing base value was $13.38 billion excluding cash.
(7)The unused portion is the amount upon which commitment fees, if any, are base

		December 31, 2025
($ in thousands)	Maturity Date	Aggregate Principal Committed	Outstanding Principal	Unused Portion(7)	Amount Available(1)	Unamortized Debt Issuance (Costs) Premium	Net Carrying Value
Revolving Credit Facility(2)(3)(6)	October 18, 2029	$3,850,000	$995,268	2,774,463	$2,774,463	$(20,441)	$974,827
SPV Asset Facility I	May 15, 2036	650,000	238,600	411,400	32,307	(7,346)	231,254
SPV Asset Facility II	April 18, 2030	2,000,000	932,000	1,068,000	173,356	(18,062)	913,938
SPV Asset Facility III	May 22, 2030	2,000,000	1,233,500	766,500	142,656	(16,599)	1,216,901
SPV Asset Facility IV	March 16, 2035	500,000	175,000	325,000	135,793	(5,314)	169,686
SPV Asset Facility V	October 16, 2029	750,000	606,250	143,750	43,905	(5,344)	600,906
SPV Asset Facility VI	April 10, 2035	1,350,000	646,000	704,000	48,201	(12,323)	633,677
SPV Asset Facility VII(2)	May 21, 2029	500,000	463,585	36,415	35,092	(2,650)	460,935
SPV Asset Facility VIII	December 17, 2035	1,000,000	587,500	412,500	100,696	(5,293)	582,207
SPV Asset Facility IX	August 12, 2030	300,000	230,000	70,000	27,908	(2,693)	227,307
SPV Asset Facility X	December 31, 2035	750,000	—	750,000	—	(5,206)	(5,206)
CLO VIII	April 21, 2037	375,000	375,000	—	—	(2,213)	372,787
CLO XI	May 15, 2035	260,000	260,000	—	—	(1,466)	258,534
CLO XV	January 20, 2036	312,000	312,000	—	—	(2,504)	309,496
CLO XVI	April 20, 2036	420,000	420,000	—	—	(2,432)	417,568
CLO XVII	July 15, 2036	325,000	325,000	—	—	(2,575)	322,425
CLO XVIII	July 24, 2036	260,000	260,000	—	—	(1,699)	258,301
CLO XIX	October 22, 2037	260,000	260,000	—	—	(1,776)	258,224
CLO XXII	October 20, 2037	737,500	737,500	—	—	(3,238)	734,262
September 2026 Notes	September 23, 2026	350,000	350,000	—	—	(1,219)	348,781
February 2027 Notes	February 08, 2027	500,000	500,000	—	—	(1,783)	498,217
September 2027 Notes(4)	September 16, 2027	600,000	600,000	—	—	3,252	602,558
AUD 2027 Notes(2)(4)(5)	October 23, 2027	300,771	300,771	—	—	(1,801)	297,500
May 2028 Notes(4)	May 23, 2028	500,000	500,000	—	—	(6,572)	497,070
June 2028 Notes(4)	June 13, 2028	650,000	650,000	—	—	5,232	655,313
January 2029 Notes(4)	January 15, 2029	550,000	550,000	—	—	(8,860)	551,308
September 2029 Notes(4)	September 15, 2029	900,000	900,000	—	—	(6,878)	916,757
March 2030 Notes(4)	March 15, 2030	1,000,000	1,000,000	—	—	(17,838)	970,380
EUR 2031 Notes(2)(4)	January 31, 2031	587,218	587,218	—	—	(9,107)	571,783
March 2031 Notes(4)	March 15, 2031	750,000	750,000	—	—	(15,595)	742,633
Total Debt		$23,287,489	$15,745,192	$7,462,028	$3,514,377	$(180,343)	$15,590,329
_______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
(3)The amount available and unused portion are reduced by $80.3 million of outstanding letters of credit.

(4)Net carrying value is inclusive of change in fair market value of effective hedge.
(5)AUD 2027 Notes are net of a cross-currency swap.
(6)As of December 31, 2025, the Company’s Revolving Credit Facility borrowing base value was $15.84 billion excluding cash.
(7)The unused portion is the amount upon which commitment fees, if any, are base
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Interest expense	$254,772	$235,797	$501,454	$449,373
Amortization of debt issuance costs	12,394	13,927	23,416	24,965
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items included in interest expense(1)	70	239	(427)	(7,815)
Total Interest Expense	$267,236	$249,963	$524,443	$466,523
Average interest rate	6.1%	6.6%	6.1%	6.7%
Average daily borrowings	$16,785,733	$14,036,753	$16,533,522	$13,272,417
_______________
(1)Refer to “Note 5 — Debt” and to “Note 7 — Derivative Instruments” to our consolidated financial statements included in this Quarterly Report for details on the facilities’ interest rate swaps.
Senior Securities
The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Promissory Note(5)
December 31, 2021	$—	$—	$—	N/A
December 31, 2020	10.0	2,226.8	—	N/A
SPV Asset Facility I
June 30, 2026 (Unaudited)	$294.2	$2,069.9	$—	N/A
December 31, 2025	238.6	2,225.2	—	N/A
December 31, 2024	300.0	2,094.8	—	N/A
December 31, 2023	475.0	2,085.2	—	N/A
December 31, 2022	440.4	1,927.2	—	N/A
December 31, 2021	301.3	1,998.5	—	N/A
SPV Asset Facility II
June 30, 2026 (Unaudited)	$1,002.0	$2,069.9	$—	N/A
December 31, 2025	932.0	2,225.2	—	N/A
December 31, 2024	920.0	2,094.8	—	N/A
December 31, 2023	1,718.0	2,085.2	—	N/A
December 31, 2022	1,538.0	1,927.2	—	N/A
December 31, 2021	446.0	1,998.5	—	N/A
SPV Asset Facility III
June 30, 2026 (Unaudited)	$1,233.5	$2,069.9	$—	N/A
December 31, 2025	1,233.5	2,225.2	—	N/A
December 31, 2024	971.9	2,094.8	—	N/A
December 31, 2023	522.0	2,085.2	—	N/A
December 31, 2022	555.0	1,927.2	—	N/A
SPV Asset Facility IV
June 30, 2026 (Unaudited)	$160.1	$2,069.9	$—	N/A
December 31, 2025	175.0	2,225.2	—	N/A
December 31, 2024	355.0	2,094.8	—	N/A
December 31, 2023	250.0	2,085.2	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2022	465.0	1,927.2	—	N/A
SPV Asset Facility V
June 30, 2026 (Unaudited)	$606.3	$2,069.9	$—	N/A
December 31, 2025	606.3	2,225.2	—	N/A
December 31, 2024	250.0	2,094.8	—	N/A
December 31, 2023	200.0	2,085.2	—	N/A
SPV Asset Facility VI
June 30, 2026 (Unaudited)	$677.0	$2,069.9	$—	N/A
December 31, 2025	646.0	2,225.2	—	N/A
December 31, 2024	350.0	2,094.8	—	N/A
December 31, 2023	160.0	2,085.2	—	N/A
SPV Asset Facility VII
June 30, 2026 (Unaudited)	$397.0	$2,069.9	$—	N/A
December 31, 2025	463.6	2,225.2	—	N/A
December 31, 2024	165.9	2,094.8	—	N/A
SPV Asset Facility VIII
June 30, 2026 (Unaudited)	$662.5	$2,069.9	$—	N/A
December 31, 2025	587.5	2,225.2	—	N/A
December 31, 2024	200.0	2,094.8	—	N/A
SPV Asset Facility IX
June 30, 2026 (Unaudited)	$230.0	$2,069.9	$—	N/A
December 31, 2025	230.0	2,225.2	—	N/A
SPV Asset Facility X
June 30, 2026 (Unaudited)	$250.0	$2,069.9	$—	N/A
December 31, 2025	—	2,225.2	—	N/A
SPV Asset Facility XI
June 30, 2026 (Unaudited)	$250.0	$2,069.9	—	N/A
CLO VIII
June 30, 2026 (Unaudited)	$375.0	$2,069.9	$—	N/A
December 31, 2025	375.0	2,225.2	—	N/A
December 31, 2024	290.0	2,094.8	—	N/A
December 31, 2023	290.0	2,085.2	—	N/A
December 31, 2022	290.0	1,927.2	—	N/A
CLO XI
June 30, 2026 (Unaudited)	$272.0	$2,069.9	$—	N/A
December 31, 2025	260.0	2,225.2	—	N/A
December 31, 2024	260.0	2,094.8	—	N/A
December 31, 2023	260.0	2,085.2	—	N/A
CLO XII(6)
December 31, 2025	—	2,225.2	—	N/A
December 31, 2024	260.0	2,094.8	—	N/A
December 31, 2023	260.0	2,085.2	—	N/A
CLO XV
June 30, 2026 (Unaudited)	$312.0	$2,069.9	$—	N/A
December 31, 2025	312.0	2,225.2	—	N/A
December 31, 2024	312.0	2,094.8	—	N/A
CLO XVI

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
June 30, 2026 (Unaudited)	$420.0	$2,069.9	$—	N/A
December 31, 2025	420.0	2,225.2	—	N/A
December 31, 2024	420.0	2,094.8	—	N/A
CLO XVII
June 30, 2026 (Unaudited)	$325.0	$2,069.9	$—	N/A
December 31, 2025	325.0	2,225.2	—	N/A
December 31, 2024	325.0	2,094.8	—	N/A
CLO XVIII
June 30, 2026 (Unaudited)	$260.0	$2,069.9	$—	N/A
December 31, 2025	260.0	2,225.2	—	N/A
December 31, 2024	260.0	2,094.8	—	N/A
CLO XIX
June 30, 2026 (Unaudited)	$260.0	$2,069.9	$—	N/A
December 31, 2025	260.0	2,225.2	—	N/A
December 31, 2024	260.0	2,094.8	—	N/A
CLO XXII
June 30, 2026 (Unaudited)	$737.5	$2,069.9	$—	N/A
December 31, 2025	737.5	2,225.2	—	N/A
CLO XXIV
June 30, 2026 (Unaudited)	$600.0	$2,069.9	$—	N/A
Revolving Credit Facility
June 30, 2026 (Unaudited)	$591.5	$2,069.9	$—	N/A
December 31, 2025	995.3	2,225.2	—	N/A
December 31, 2024	1,335.0	2,094.8	—	N/A
December 31, 2023	628.1	2,085.2	—	N/A
December 31, 2022	302.3	1,927.2	—	N/A
December 31, 2021	451.2	1,998.5	—	N/A
September 2026 Notes
June 30, 2026 (Unaudited)	$350.0	$2,069.9	$—	N/A
December 31, 2025	350.0	2,225.2	—	N/A
December 31, 2024	350.0	2,094.8	—	N/A
December 31, 2023	350.0	2,085.2	—	N/A
December 31, 2022	350.0	1,927.2	—	N/A
December 31, 2021	350.0	1,998.5	—	N/A
February 2027 Notes
June 30, 2026 (Unaudited)	$500.0	$2,069.9	$—	N/A
December 31, 2025	500.0	2,225.2	—	N/A
December 31, 2024	500.0	2,094.8	—	N/A
December 31, 2023	500.0	2,085.2	—	N/A
December 31, 2022	500.0	1,927.2	—	N/A
September 2027 Notes
June 30, 2026 (Unaudited)	$600.0	$2,069.9	$—	N/A
December 31, 2025	600.0	2,225.2	—	N/A
December 31, 2024	600.0	2,094.8	—	N/A
December 31, 2023	600.0	2,085.2	—	N/A
December 31, 2022	600.0	1,927.2	—	N/A
AUD 2027 Notes

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
June 30, 2026 (Unaudited)	$302.2	$2,069.9	$—	N/A
December 31, 2025	300.8	2,225.2	—	N/A
December 31, 2024	295.5	2,094.8	—	N/A
May 2028 Notes
June 30, 2026 (Unaudited)	$500.0	$2,069.9	$—	N/A
December 31, 2025	500.0	2,225.2	—	N/A
June 2028 Notes
June 30, 2026 (Unaudited)	$650.0	$2,069.9	$—	N/A
December 31, 2025	650.0	2,225.2	—	N/A
December 31, 2024	650.0	2,094.8	—	N/A
December 31, 2023	650.0	2,085.2	—	N/A
March 2025 Notes(7)
December 31, 2025	—	—	—	N/A
December 31, 2024	500.0	2,094.8	—	N/A
December 31, 2023	500.0	2,085.2	—	N/A
December 31, 2022	500.0	1,927.2	—	N/A
January 2029 Notes
June 30, 2026 (Unaudited)	$550.0	$2,069.9	$—	N/A
December 31, 2025	550.0	2,225.2	—	N/A
December 31, 2024	550.0	2,094.8	—	N/A
December 31, 2023	550.0	2,085.2	—	N/A
September 2029 Notes
June 30, 2026 (Unaudited)	$900.0	$2,069.9	$—	N/A
December 31, 2025	900.0	2,225.2	—	N/A
December 31, 2024	500.0	2,094.8	—	N/A
March 2030 Notes
June 30, 2026 (Unaudited)	$1,000.0	$2,069.9	$—	N/A
December 31, 2025	1,000.0	2,225.2	—	N/A
December 31, 2024	1,000.0	2,094.8	—	N/A
EUR 2031 Notes
June 30, 2026 (Unaudited)	$571.8	$2,069.9	$—	N/A
December 31, 2025	587.2	2,225.2	—	N/A
March 2031 Notes
June 30, 2026 (Unaudited)	$750.0	$2,069.9	$—	N/A
December 31, 2025	750.0	2,225.2	—	N/A
December 31, 2024	750.0	2,094.8	—	N/A
October 2031 Notes
June 30, 2026 (Unaudited)	$500.0	$2,069.9	$—	N/A
_______________
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
(6)Facility was terminated in August 2025.
(7)Facility was terminated in March 2025.

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

($ in thousands)	June 30, 2026	December 31, 2025
Revolving loan commitments	$2,207,500	$2,252,294
Delayed draw loan commitments	2,240,422	2,834,971
Debt commitments	$4,447,922	$5,087,265

Specialty finance equity commitments	$271,817	$193,834
Common equity commitments	16,288	20,548
Equity commitments	$288,105	$214,382

Total Unfunded Commitments	$4,736,027	$5,301,647
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
Organizational and Offering Costs
The Adviser has incurred organization and offering costs on behalf of us in the amount of $3.8 million for the period from Inception to June 30, 2026, of which $3.8 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.
Other Commitments and Contingencies
In the ordinary course of business, we may guarantee certain obligations in connection with our portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2026, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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
Additionally, we invest in OCIC SLF, Credit SLF and Blue Owl Leasing, Amergin AssetCo, Fifth Season Investments LLC (“Fifth Season”), BOCSO, LSI Financing LLC, and Owl HP Finance, controlled affiliated investments, and LSI Financing DAC and Wingspire, non-controlled affiliated investments, as defined in the 1940 Act.
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

We apply ASC Topic 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider our principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
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

Investments are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point we believe PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual investments are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.
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
Recent Developments
Dividend
On August 4, 2026, our Board approved a distribution of (i) $0.070100 per share, payable on or before September 30, 2026 to shareholders of record as of August 31, 2026, (ii) $0.070100 per share, payable on or before October 30, 2026 to shareholders of record as of September 30, 2026, and (iii) $0.070100 per share, payable on or before November 30, 2026 to shareholders of record as of October 30, 2026.
Equity Raise
Subsequent to June 30, 2026 and through August 2, 2026, we issued 1,128,668 shares of Class S common stock and 3,295,873 shares of Class I common stock and have raised total gross proceeds of $10.3 million and $29.9 million, respectively. In addition, we received $39.0 million in subscription payments which we accepted on August 3, 2026 and, which is pending our determination of the net asset value per share applicable to such purchase.
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
As of June 30, 2026, 98.2% of our debt investments based on fair value were at floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.7%.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$997	$487	$510
Up 200 basis points	665	325	340
Up 100 basis points	332	162	170
Down 100 basis points	(332)	(162)	(170)
Down 200 basis points	(663)	(325)	(338)
Down 300 basis points	(966)	(487)	(479)
_______________
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of June 30, 2026 and 2025, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
(b)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we and the Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us or the Adviser. Given the inherent unpredictability of these types of legal and regulatory proceedings and the potentially large and/or indeterminate amounts that could be sought, an adverse outcome in certain matters could have a material effect on our or the Adviser’s financial condition or results of operations in any particular period.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
For the quarter ended June 30, 2026, other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.
In order to satisfy the reinvestment portion of our dividends for the quarter ended June 30, 2026, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price	Share Class

April 28, 2026	March 31, 2026	2,253,123	$9.08	Class S
April 28, 2026	March 31, 2026	134,948	9.09	Class D
April 28, 2026	March 31, 2026	4,211,169	9.11	Class I
May 26, 2026	April 30, 2026	2,245,831	9.12	Class S
May 26, 2026	April 30, 2026	78,898	9.13	Class D
May 26, 2026	April 30, 2026	4,193,413	9.15	Class I
June 23, 2026	May 29, 2026	2,231,966	9.12	Class S
June 23, 2026	May 29, 2026	66,018	9.13	Class D
June 23, 2026	May 29, 2026	4,182,753	9.15	Class I
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
At the discretion of our Board, we intend to limit the number of shares to be repurchased in each quarter to no more than 5.00% of our outstanding shares of common stock.
Any periodic repurchase offers are subject in part to our available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While we intend to continue to conduct quarterly tender offers as described above, we are not required to do so and may suspend, modify or terminate the share repurchase program at any time.
Refer to “Note 9 — Net Assets” to our consolidated financial statements included in this Quarterly Report for details on the Company’s stock repurchase programs.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibits

3.1
Second Articles of Amendment and Restatement, dated February 23, 2021, as amended June 22, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 11, 2023).

3.2	Third Amended and Restated Bylaws, dated November 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 9, 2023).

3.3	Articles of Amendment, dated June 24, 2024 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 26, 2024).
4.1
Eleventh Supplemental Indenture, dated as of June 11, 2026, relating to the 6.550% notes due 2031, by and between the Company and Truist Bank, as successor to Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on June 11, 2026).

4.2
Registration Rights Agreement, dated as of June 11, 2026, by and among the Company and Wells Fargo Securities, LLC, Credit Agricole Securities (USA) Inc., ING Financial Markets LLC, RBC Capital Markets, LLC and SMBC Nikko Securities America, Inc., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on June 11, 2026).

10.1
Amended and Restated Indenture and Security Agreement, dated as of April 27, 2026, by and between Owl Rock CLO XI, LLC, as Issuer, and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 1, 2026).

10.2
Amended and Restated Collateral Management Agreement, dated as of April 27, 2026, by and between Owl Rock CLO XI, LLC, as Issuer, and Blue Owl Credit Advisors LLC, as Collateral Manager (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 1, 2026).

10.3
Amended and Restated Loan Sale Agreement, dated as of April 27, 2026, between Blue Owl Credit Income Corp., as Seller, and Owl Rock CLO XI, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on May 1, 2026).

10.4
Class A-1-RL Loan Agreement, dated as of April 27, 2026, among Owl Rock CLO XI, LLC, as Borrower, the Lenders from time to time party thereto and State Street Bank and Trust Company, as Loan Agent and Collateral Trustee (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on May 1, 2026).

10.5
Class A-2-RL Loan Agreement, dated as of April 27, 2026, among Owl Rock CLO XI, LLC, as Borrower, the Lenders party thereto and State Street Bank and Trust Company, as Loan Agent and Collateral Trustee (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on May 1, 2026).

10.6
Amendment No. 5 to the Credit Agreement, dated as of May 5, 2026, among Core Income Funding VI LLC, as Borrower, the Lenders party thereto, The Bank of Nova Scotia, as Administrative Agent, and State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator, Custodian and Document Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 11, 2026).

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

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Supplemental Financial Information of OCIC SLF LLC (Unaudited) as of and for the period ended June 30, 2026.

99.2*	Supplemental Financial Information of Blue Owl Credit SLF LLC (Unaudited) as of and for the period ended June 30, 2026.

99.3*	Supplemental Financial Information of Blue Owl Leasing LLC (Unaudited) as of and for the period ended June 30, 2026.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Owl Credit Income Corp.

Date: August 6, 2026	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: August 6, 2026	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer