Form 10-Q
period 2026-09-30
Blue Owl Credit Income Corp.
filed 2026-11-05
CIK 1812554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2026, the registrant had 647,848,557 shares of Class S common stock, 38,801,783 shares of Class D common stock, and 1,284,925,497 shares of Class I common stock, $0.01, par value per share, outstanding. Common shares outstanding exclude subscriptions received as of November 2, 2026, for which the issuance price is not yet finalized.

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

•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks, and the increasing use of and rapid technological advances in artificial intelligence and machine learning technology;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Blue Owl Credit Income Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	As of September 30, 2026 (Unaudited)	As of December 31, 2025
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $33,445,386 and $34,497,335, respectively)	$33,051,955	$34,384,822
Non-controlled, affiliated investments (amortized cost of $88,896 and $16,817, respectively)	91,479	16,564
Controlled, affiliated investments (amortized cost of $1,972,801 and $1,469,006, respectively)	1,970,673	1,517,562
Total investments at fair value (amortized cost of $35,507,083 and $35,983,158, respectively)	35,114,107	35,918,948
Cash (restricted cash of $183,449 and $23,727, respectively)	736,011	733,473
Foreign cash (cost of $9,088 and $3,868, respectively)	8,957	3,081
Interest and dividend receivable	225,084	205,414
Receivable from controlled affiliates	27,047	12,468
Receivable for investments sold	109,058	90,215
Prepaid expenses and other assets	156,642	47,167
Total Assets	$36,376,906	$37,010,766
Liabilities
Debt (net of unamortized debt issuance costs of $185,687 and $180,343, respectively)	$16,789,517	$15,590,329
Distribution payable	133,335	164,816
Payable for investments purchased	64,712	171,965
Payables to affiliates	87,649	92,563
Tender offer payable	931,576	1,009,562
Accrued expenses and other liabilities	390,944	221,258
Total Liabilities	$18,397,733	$17,250,493
Commitments and contingencies (Note 8)
Net Assets
Class S Common shares $0.01 par value, 1,500,000,000 shares authorized; 645,881,381 and 672,364,767 shares issued and outstanding, respectively	$6,459	$6,724
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 38,768,699 and 60,142,943 shares issued and outstanding, respectively	388	601
Class I Common shares $0.01 par value, 2,000,000,000 shares authorized; 1,277,783,417 and 1,384,490,278 shares issued and outstanding, respectively	12,778	13,845
Additional paid-in-capital	18,464,208	19,856,584
Accumulated undistributed (overdistributed) earnings	(504,660)	(117,481)
Total Net Assets	$17,979,173	$19,760,273
Total Liabilities and Net Assets	$36,376,906	$37,010,766
Net Asset Value Per Class S Share	$9.14	$9.32
Net Asset Value Per Class D Share	$9.15	$9.33
Net Asset Value Per Class I Share	$9.17	$9.34

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$738,020	$726,370	$2,202,010	$2,052,658
Payment-in-kind ("PIK") interest income	35,055	31,251	103,392	92,158
Dividend income	837	1,447	3,323	3,794
PIK dividend income	16,351	14,997	47,381	42,682
Other income	10,375	13,723	30,665	34,575
Total investment income from non-controlled, non-affiliated investments	800,638	787,788	2,386,771	2,225,867
Investment income from non-controlled, affiliated investments:
Interest income	—	22	41	59
PIK interest income	—	45	9	137
Dividend income	1,524	—	2,134	343
Other income	—	—	2	2
Total investment income from non-controlled, affiliated investments	1,524	67	2,186	541
Investment income from controlled, affiliated investments:
Interest income	4,587	3,675	10,957	9,729
PIK interest income	2,393	—	8,925	—
Dividend income	47,581	23,456	122,479	68,197
Other income	205	—	595	—
Total investment income from controlled, affiliated investments	54,766	27,131	142,956	77,926
Total Investment Income	856,928	814,986	2,531,913	2,304,334
Operating Expenses
Offering costs	$450	$314	$2,785	$3,856
Interest expense	280,055	252,262	804,498	718,785
Management fees, net(1)	58,184	55,915	180,806	153,823
Performance based incentive fees	61,329	60,105	182,940	169,604
Professional fees	8,745	6,600	23,290	19,454
Directors' fees	445	567	1,335	1,207
Shareholder servicing fees	13,152	13,483	40,135	37,423
Other general and administrative	5,024	3,827	14,870	11,210
Net Operating Expenses	427,384	393,073	1,250,659	1,115,362
Net Investment Income (Loss) Before Taxes	429,544	421,913	1,281,254	1,188,972
Income tax expense (benefit), including excise tax expense (benefit)	(3)	641	(32)	1,202
Net Investment Income (Loss) After Taxes	$429,547	$421,272	$1,281,286	$1,187,770
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$191,768	$(49,751)	$(245,561)	$(158,445)
Non-controlled, affiliated investments	(258)	(253)	2,836	(624)
Controlled, affiliated investments	(12,106)	8,449	(50,685)	17,369
Translation of assets and liabilities in foreign currencies	2,747	27,559	(2,748)	32,509
Income tax (provision) benefit	1,319	(155)	1,329	(1,221)
Total Net Change in Unrealized Gain (Loss)	183,470	(14,151)	(294,829)	(110,412)
Net realized gain (loss):
Non-controlled, non-affiliated investments	(11,235)	(557)	(97,377)	(50,103)
Foreign currency transactions	(3,235)	(27,584)	657	(28,358)
Total Net Realized Gain (Loss)	(14,470)	(28,141)	(96,720)	(78,461)
Total Net Realized and Change in Unrealized Gain (Loss)	169,000	(42,292)	(391,549)	(188,873)
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$598,547	$378,980	$889,737	$998,897

Blue Owl Credit Income Corp.
Consolidated Statements of Operations — Continued
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class S Common Stock	$186,097	$114,253	$263,286	$305,767
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class D Common Stock	$12,257	$11,171	$17,846	$31,113
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class I Common Stock	$400,193	$253,556	$608,605	$662,017
Earnings Per Share - Basic and Diluted of Class S Common Stock	$0.28	$0.18	$0.39	$0.51
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	663,992,303	648,154,207	675,728,846	603,504,591
Earnings Per Share - Basic and Diluted of Class D Common Stock	$0.29	$0.19	$0.36	$0.54
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted	42,340,202	59,375,878	49,493,587	57,517,641
Earnings Per Share - Basic and Diluted of Class I Common Stock	$0.30	$0.20	$0.44	$0.56
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	1,345,907,718	1,297,824,690	1,393,344,283	1,172,146,640
____________
1.Refer to “Note 3 — Agreements and Related Party Transactions” for additional details on management fee waiver.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$429,547	$421,272	$1,281,286	$1,187,770
Net change in unrealized gain (loss)	183,470	(14,151)	(294,829)	(110,412)
Net realized gain (loss) on investments	(14,470)	(28,141)	(96,720)	(78,461)
Net Increase (Decrease) in Net Assets Resulting from Operations	598,547	378,980	889,737	998,897
Distributions
Class S	(125,375)	(144,524)	(383,414)	(403,783)
Class D	(8,389)	(13,963)	(29,586)	(40,726)
Class I	(277,771)	(315,977)	(863,916)	(853,702)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(411,535)	(474,464)	(1,276,916)	(1,298,211)
Capital Share Transactions
Class S:
Issuance of shares of common stock	21,338	448,027	214,761	1,476,927
Share transfers between classes(1)	(40,584)	(37,972)	(90,962)	(71,667)
Repurchase of common shares	(181,034)	(81,852)	(549,280)	(242,912)
Reinvestment of shareholders' distributions	59,887	67,281	187,883	185,033
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	(140,393)	395,484	(237,598)	1,347,381
Class D:
Issuance of shares of common stock	—	30,607	4,867	101,633
Share transfers between classes(1)	(172)	6,427	(98,295)	5,122
Repurchase of common shares	(33,704)	(19,255)	(109,087)	(40,331)
Reinvestment of shareholders' distributions	1,664	4,505	8,269	13,037
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	(32,212)	22,284	(194,246)	79,461
Class I:
Issuance of shares of common stock	97,837	1,563,513	687,411	3,960,701
Share transfers between classes(1)	40,756	31,545	189,257	66,545
Repurchase of common shares	(717,260)	(216,956)	(2,191,712)	(702,970)
Reinvestment of shareholders' distributions	110,087	126,120	352,967	348,146
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	(468,580)	1,504,222	(962,077)	3,672,422
Total Increase (Decrease) in Net Assets	(454,173)	1,826,506	(1,781,100)	4,799,950
Net Assets, at beginning of period	18,433,346	17,495,046	19,760,273	14,521,602
Net Assets, at end of period	$17,979,173	$19,321,552	$17,979,173	$19,321,552
______________
(1)In certain cases, and subject to the approval of Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager”), including in situations where a holder of Class S or Class D shares exits a relationship with a participating broker-dealer for this offering and does not enter into a new relationship with a participating broker-dealer for this offering, such holder’s shares may be exchanged into an equivalent net asset value amount of Class I shares.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$889,737	$998,897
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(5,797,192)	(12,719,296)
Proceeds from investments and investment repayments	6,359,379	5,420,707
Collections of PIK interest and dividends	40,428	50,649
Net change in unrealized (gain) loss on investments	293,410	141,700
Net change in interest rate swaps attributed to unsecured notes	(214,301)	118,027
Net change in unrealized (gain) loss on foreign currency forward contracts	(10,339)	—
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	13,087	(32,509)
Net change in unrealized (gain) loss on income tax (provisions) benefit	(1,329)	1,221
Net realized (gain) loss on investments	97,377	50,103
Net realized (gain) loss on foreign currency transactions relating to investments	(6,415)	(2,196)
Net realized (gain) loss on foreign currency forward contract	1,459	—
Net realized (gain) loss on foreign currency transactions relating to debt	2,118	31,683
Payment-in-kind interest and dividends	(149,827)	(131,388)
Net accretion/amortization of discount/premium on investments	(67,675)	(78,191)
Amortization of debt issuance costs	36,024	37,403
Amortization of offering costs	2,785	3,856
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable	(19,670)	(39,303)
(Increase) decrease in receivable from controlled affiliates	(14,579)	4,867
(Increase) decrease in receivable for investments sold	(17,995)	403,233
(Increase) decrease in prepaid expenses and other assets	(111,128)	(78,619)
Increase (decrease) in payable for investments purchased	(107,253)	46,506
Increase (decrease) in payables to affiliates	(4,914)	13,121
Increase (decrease) in accrued expenses and other liabilities	179,895	(152,102)
Net cash provided by (used in) operating activities	1,393,082	(5,911,631)
Cash Flows from Financing Activities
Borrowings on debt	9,752,535	13,293,078
Repayments of debt	(8,306,173)	(11,623,055)
Deferred offering costs paid	(1,132)	(6,284)
Debt issuance costs paid	(50,250)	(47,782)
Repurchase of common stock	(2,928,065)	(861,353)
Proceeds from issuance of common shares	907,039	5,539,261
Distributions paid to shareholders	(759,278)	(697,503)
Net cash provided by (used in) financing activities	(1,385,324)	5,596,362
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $159,722 and $(165,302), respectively)	7,758	(315,269)
Effect of exchange rate changes on foreign cash	656	(620)
Cash and restricted cash, including foreign cash, beginning of period	736,554	1,006,483
Cash and restricted cash, including foreign cash, end of period	$744,968	$690,594
Supplemental and Non-Cash Information
Interest paid during the period	$796,603	$758,328
Distributions recorded during the period	1,276,916	1,298,211
Reinvestment of distributions during the period	549,119	546,216
Taxes, including excise tax, paid during the period	1,588	10,033
Distributions Payable	133,335	206,969
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Non-controlled/non-affiliated portfolio company investments
Debt Investments(7)
Advertising and media
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(3)(4)(8)	First lien senior secured loan	S+	4.25%		12/2029	267,492	—	267,200	267,492
Monotype Imaging Holdings Inc.(3)(4)(8)	First lien senior secured loan	S+	5.25%		2/2031	168,102	—	167,209	167,682
								434,409	435,174	2.4%
Aerospace and defense
Horizon Avionics Buyer, LLC (dba Acron Aviation)(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		3/2032	152,035	—	151,210	152,035
Jeppesen Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2032	16,637	—	16,525	16,471
ManTech International Corporation(3)(4)(9)	First lien senior secured loan	S+	4.50%		9/2029	14,550	—	14,548	14,332
Peraton Corp.(3)(9)	Second lien senior secured loan	S+	7.75%		2/2029	4,831	—	4,805	3,608
STS PARENT, LLC (dba STS Aviation Group)(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2031	133,152	—	132,630	131,155
STS PARENT, LLC (dba STS Aviation Group)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2030	12,579	—	12,534	12,354
								332,252	329,955	1.8%
Asset based lending and fund finance
Hg Genesis 9 SumoCo Limited(3)(4)(14)(31)	Unsecured facility	E+		6.25%	3/2029	€100,073	—	107,183	113,668
Hg Saturn Luchaco Limited(3)(4)(19)(31)	Unsecured facility	SA+		8.25%	3/2027	£815	—	1,044	1,083
								108,227	114,751	0.6%
Automotive aftermarket
OAC Holdings I Corp. (dba Omega Holdings)(3)(4)(9)	First lien senior secured loan	S+	5.00%		3/2029	8,246	—	8,174	8,143
OAC Holdings I Corp. (dba Omega Holdings)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.00%		3/2028	294	—	281	262
								8,455	8,405	—%
Automotive services
MAJCO LLC (dba Big Brand Tire & Service)(3)(4)(9)	First lien senior secured loan	S+	5.75%		9/2032	334,892	—	333,254	329,868
McQueen Bidco PTY LTD. (dba Infomedia)(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		12/2032	29,342	—	29,275	29,122
McQueen Bidco PTY LTD. (dba Infomedia)(3)(4)(14)(22)(31)	First lien senior secured revolving loan	E+	4.50%		12/2032	€754	—	844	819
Spotless Brands, LLC(3)(4)(10)	First lien senior secured loan	S+	5.75%		7/2028	80,253	—	79,880	80,253
Spotless Brands, LLC(3)(4)(10)(22)	First lien senior secured delayed draw term loan	S+	5.00%		7/2028	35,388	—	35,084	35,299
Spotless Brands, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.75%		7/2028	1,347	—	1,338	1,347
								479,675	476,708	2.7%
Buildings and real estate
Associations Finance, Inc.(3)(4)(6)	Unsecured notes	N/A		14.25%	5/2030	210,868	—	210,054	210,868
Associations, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	6.50%		7/2028	574,133	—	573,639	574,133

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Dodge Construction Network LLC(3)(9)(35)	First lien senior secured loan	S+	4.75%		2/2029	10,301	—	8,996	8,694
RealPage, Inc.(3)(9)	First lien senior secured loan	S+	3.75%		4/2028	8,069	—	8,047	7,966
Wrench Group LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2032	235,847	—	234,600	234,668
Wrench Group LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.75%		9/2031	648	—	489	486
								1,035,825	1,036,815	5.8%
Business services
Accommodations Plus Technologies LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		5/2032	8,044	—	7,976	7,984
Aurelia Netherlands B.V.(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	4.75%		5/2031	€55,027	—	62,192	62,502
Capstone Acquisition Holdings, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.50%		11/2029	85,629	—	85,226	85,629
CMG HoldCo, LLC (dba Crete United)(3)(4)(10)(22)	First lien senior secured loan	S+	5.00%		11/2030	66,161	—	65,696	61,927
ConnectWise, LLC(3)(9)	First lien senior secured loan	S+	3.50%		9/2028	16,784	—	16,798	16,480
Conservice Midco, LLC(3)(4)(9)	First lien senior secured loan	S+	4.25%		2/2033	114,198	—	113,931	114,198
CoolSys, Inc.(3)(9)	First lien senior secured loan	S+	2.50%	3.50%	8/2028	14,024	—	13,605	12,177
CoreTrust Purchasing Group LLC(3)(4)(8)	First lien senior secured loan	S+	5.25%		10/2029	128,099	—	127,382	128,099
DuraServ LLC(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		6/2031	219,348	—	218,310	216,392
DuraServ LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.75%		6/2030	9,379	—	9,305	9,076
Hercules Borrower, LLC (dba The Vincit Group)(3)(4)(9)	First lien senior secured loan	S+	4.75%		12/2028	146,919	—	146,615	146,919
Hercules Buyer, LLC (dba The Vincit Group)(3)(4)(6)(32)	Unsecured notes	N/A		0.48%	12/2029	24	—	24	36
Kaseya Inc.(3)(9)	First lien senior secured loan	S+	3.25%		3/2032	78,800	—	78,478	65,475
Kaseya Inc.(3)(9)	Second lien senior secured loan	S+	5.00%		3/2033	25,172	—	25,049	13,953
KPSKY Acquisition, Inc. (dba BluSky)(3)(4)(9)	First lien senior secured loan	S+	5.50%		10/2028	99,358	—	98,676	89,422
KPSKY Acquisition, Inc. (dba BluSky)(3)(4)(9)	First lien senior secured delayed draw term loan	S+	5.75%		10/2028	71	—	71	65
NextGen Security, LLC(3)(4)(8)	First lien senior secured loan	S+	5.00%		9/2033	30,365	—	29,988	29,985
Plano HoldCo, Inc. (dba Perficient)(3)(9)	First lien senior secured loan	S+	3.50%		10/2031	24,625	—	24,534	20,993
Plusgrade Inc.(3)(4)(8)(31)	First lien senior secured loan	S+	5.00%		10/2031	7,000	—	6,790	6,790
Red Planet Borrower, LLC (dba Liftoff Mobile)(3)(8)	First lien senior secured loan	S+	3.75%		8/2032	17,956	—	17,795	18,001
XPLOR T1, LLC(3)(4)(9)	First lien senior secured loan	S+	3.25%		12/2032	91,080	—	90,669	87,665
								1,239,110	1,193,768	6.6%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(3)(4)(9)	First lien senior secured loan	S+	5.50%		11/2030	122,030	—	116,864	117,149
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(3)(4)(9)	First lien senior secured loan	S+	1.00%	8.00%	11/2030	42,144	—	40,152	40,142
DCG ACQUISITION CORP. (dba DuBois Chemical)(3)(4)(9)	First lien senior secured loan	S+	5.00%		6/2031	106,360	—	105,604	104,764
DM Buyer (USA), Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		2/2033	83,435	—	83,045	83,226
Gaylord Chemical Company, L.L.C.(3)(4)(9)(22)	First lien senior secured loan	S+	5.75%		12/2027	186,537	—	186,081	186,537

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Rocket BidCo, Inc. (dba Recochem)(3)(4)(9)(31)	First lien senior secured loan	S+	4.75%		11/2030	350,863	—	345,972	349,986
Velocity HoldCo III Inc. (dba VelocityEHS)(3)(4)(9)	First lien senior secured loan	S+	5.50%		5/2029	4,011	—	4,011	3,991
								881,729	885,795	4.9%
Consumer products
Conair Holdings LLC(3)(8)	First lien senior secured loan	S+	3.75%		5/2028	44,105	—	43,938	38,261
Conair Holdings LLC(3)(4)(8)	Second lien senior secured loan	S+	7.50%		5/2029	22,591	—	22,437	19,033
Lignetics Investment Corp.(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		3/2028	114,311	—	114,180	114,311
SWK BUYER, Inc. (dba Stonewall Kitchen)(3)(4)(10)(22)	First lien senior secured loan	S+	5.25%		3/2029	61,888	—	61,372	52,595
WU Holdco, Inc. (dba PurposeBuilt Brands)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2032	187,748	—	187,356	186,809
								429,283	411,009	2.3%
Containers and packaging
Arctic Holdco, LLC (dba Novvia Group)(3)(4)(9)	First lien senior secured loan	S+	5.25%		1/2032	171,056	—	170,406	170,200
Arctic Holdco, LLC (dba Novvia Group)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		1/2031	2,012	—	1,969	1,953
Ascend Buyer, LLC (dba PPC Flexible Packaging)(3)(4)(9)	First lien senior secured loan	S+	5.25%		9/2030	94,752	—	94,229	93,806
Berlin Packaging(3)(9)	First lien senior secured loan	S+	3.25%		6/2031	30,447	—	30,440	30,197
Clydesdale Acquisition Holdings, Inc. (dba Novolex)(3)(8)	First lien senior secured loan	S+	3.25%		3/2032	56,463	—	56,087	55,345
Fortis Solutions Group, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		10/2028	69,836	—	69,339	68,938
Indigo Buyer, Inc. (dba Inovar Packaging Group)(3)(4)(9)	First lien senior secured loan	S+	5.25%		5/2028	134,228	—	133,753	134,228
Mauser Packaging Solutions Holding Company(8)	First lien senior secured loan	S+	3.50%		4/2030	3,621	—	3,591	3,609
Pregis Topco LLC(3)(4)(8)	Second lien senior secured loan	S+	7.75%		8/2029	2,500	—	2,500	2,500
Pregis Topco LLC(3)(8)	First lien senior secured loan	S+	3.75%		2/2029	3,685	—	3,678	3,703
Pregis Topco LLC(3)(4)(8)	Second lien senior secured loan	S+	6.75%		8/2029	30,000	—	30,000	30,000
ProAmpac PG Borrower LLC(3)(9)	First lien senior secured loan	S+	4.00%		3/2033	14,963	—	14,754	14,922
Tricorbraun Holdings, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		3/2028	80,166	—	79,649	76,438
								690,395	685,839	3.8%
Distribution
ABB/Con-cise Optical Group LLC(3)(4)(9)	First lien senior secured loan	S+	7.50%		2/2028	33,306	—	33,160	33,223
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(3)(8)	First lien senior secured loan	S+	3.25%		12/2030	27,068	—	27,068	26,131
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(3)(8)	First lien senior secured loan	S+	3.50%		12/2032	56,525	—	55,753	54,214
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(4)(8)	Second lien senior secured loan	S+	5.25%		12/2031	285,000	—	283,236	275,025
Endries Acquisition, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	106,898	—	106,511	105,829

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par			Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK				Units

Forge Industries, Inc. (dba Bearing Distributors, Inc.)(4)(9)(22)	First lien senior secured loan	S+	5.25%		7/2032	106,050		—	105,232	105,214
Formerra, LLC(3)(4)(8)(22)	First lien senior secured loan	S+	7.25%		11/2028	5,428		—	5,349	5,428
Offen, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		7/2030	16,800		—	16,666	16,800
									632,975	621,864	3.5%
Education
Ellucian Holdings Inc. (f/k/a Sophia, L.P.)(8)	Second lien senior secured loan	S+	4.75%		11/2032	10,000		—	9,979	9,705
Learning Care Group (US) No. 2 Inc.(3)(9)	First lien senior secured loan	S+	4.00%		8/2028	41,475		—	41,470	30,953
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)(22)	First lien senior secured loan	S+	2.75%	2.25%	10/2031	140,764		—	139,611	134,451
									191,060	175,109	1.0%
Financial services
1596213 B.C. Ltd. (dba Harbourfront)(3)(4)(21)(31)	First lien senior secured loan	C+	5.25%		9/2033	C$	45,814	—	32,365	31,947
Baker Tilly Advisory Group, LP(3)(4)(8)	First lien senior secured loan	S+	4.75%		6/2031	112,002		—	110,769	112,002
Baker Tilly Advisory Group, LP(3)(4)(8)	First lien senior secured loan	S+	4.25%		6/2031	224,225		—	223,299	223,665
Baker Tilly Advisory Group, LP(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.25%		6/2030	27,697		—	27,469	27,697
BCPE Pequod Buyer, Inc. (dba Envestnet)(3)(8)	First lien senior secured loan	S+	2.75%		11/2031	22,548		—	22,548	22,235
Blackhawk Network Holdings, Inc.(3)(8)	First lien senior secured loan	S+	3.50%		3/2029	19,506		—	19,506	19,201
BTRS Holdings Inc. (dba Billtrust)(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		12/2028	32,298		—	32,108	31,781
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		6/2030	42,024		—	41,746	42,024
Citrin Cooperman Advisors LLC(3)(9)	First lien senior secured loan	S+	3.00%		4/2032	2,228		—	2,218	2,197
Cohnreznick Advisory LLC(3)(9)	First lien senior secured loan	S+	3.25%		3/2032	14,146		—	14,146	14,001
Computer Services, Inc. (dba CSI)(3)(4)(9)	First lien senior secured loan	S+	4.50%		11/2031	142,639		—	141,887	141,926
Continental Finance Company, LLC(3)(4)(8)	First lien senior secured loan	S+	8.00%		3/2029	13,250		—	13,163	13,184
Deerfield Dakota Holdings(3)(4)(9)	First lien senior secured loan	S+	3.00%	2.75%	9/2032	512,682		—	510,491	510,119
Deerfield Dakota Holdings(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.06%		9/2032	16,466		—	16,266	16,231
Finastra USA, Inc.(3)(10)(31)	First lien senior secured loan	S+	4.00%		9/2032	99,250		—	98,377	95,667
Klarna Holding AB(3)(4)(9)(31)	Subordinated Floating Rate Notes	S+	7.00%		4/2034	1,000		—	1,000	1,000
KRIV Acquisition Inc. (dba Riveron)(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		7/2031	96,165		—	94,352	96,165
Minotaur Acquisition, Inc. (dba Inspira Financial)(3)(4)(9)	First lien senior secured loan	S+	5.00%		6/2030	392,282		—	389,568	392,282
ML Holdco, Inc. (dba Meridian Link)(3)(4)(9)	First lien senior secured loan	S+	4.25%		10/2032	30,798		—	30,661	30,490
ML Holdco, Inc. (dba Meridian Link)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	4.25%		10/2032	256		—	238	196

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

NMI Acquisitionco, Inc. (dba Network Merchants)(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		9/2028	12,377	—	12,358	12,377
OneDigital Borrower LLC(3)(4)(8)	Second lien senior secured loan	S+	5.25%		7/2032	33,800	—	33,672	31,941
OneDigital Borrower LLC(3)(8)	First lien senior secured loan	S+	3.00%		7/2031	19,853	—	19,853	19,589
Papilio Bidco Limited (dba JTC)(3)(4)(15)(31)	First lien senior secured EUR term loan	E+	4.75%		8/2033	€6,969	—	8,056	7,837
Papilio Bidco Limited (dba JTC)(3)(4)(19)(31)	First lien senior secured GBP term loan	SA+	4.75%		8/2033	£5,977	—	8,058	7,860
Papilio US Finco, Inc. (dba JTC)(3)(4)(10)(31)	First lien senior secured loan	S+	4.50%		8/2033	48,135	—	47,778	47,654
Pushpay USA Inc(3)(4)(8)(31)	First lien senior secured loan	S+	3.75%		8/2031	1,184	—	1,184	1,066
Smarsh Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		2/2029	110,682	—	110,218	105,368
Smarsh Inc.(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.00%		2/2029	5,326	—	5,301	4,840
Vestwell Holdings Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	7.00%		1/2031	24,438	—	23,882	23,938
Wipfli Advisory LLC(3)(4)(9)(22)	First lien senior secured loan	S+	4.25%		10/2032	65,410	—	65,240	65,035
								2,157,777	2,151,515	12.0%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(3)(8)	First lien senior secured loan	S+	4.00%		9/2028	24,853	—	24,218	17,305
Balrog Acquisition, Inc. (dba Bakemark)(3)(4)(8)	Second lien senior secured loan	S+	7.00%		9/2029	6,000	—	5,977	3,615
Blast Bidco Inc. (dba Bazooka Candy Brands)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2030	34,925	—	34,351	34,663
Eagle Family Foods Group LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		8/2030	155,292	—	154,203	154,904
Envero Midco 2 LLC (dba Sun World)(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2033	55,323	—	55,049	55,047
Envero Midco 2 LLC (dba Sun World)(3)(4)(14)	First lien senior secured EUR term loan	E+	4.75%		9/2033	€15,812	—	18,244	17,870
Fiesta Purchaser, Inc. (dba Shearer's Foods)(3)(10)(22)	First lien senior secured revolving loan	S+	2.75%		2/2029	5,040	—	4,863	4,816
Gehl Foods, LLC(3)(4)(9)	First lien senior secured loan	S+	6.25%		6/2030	135,683	—	134,683	135,683
Hissho Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		5/2029	148,412	—	147,855	148,412
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(3)(4)(8)	First lien senior secured loan	S+	6.25%		3/2027	46,993	—	46,906	46,993
KBP Brands, LLC(3)(4)(9)	First lien senior secured loan	S+	5.26%		5/2027	14,041	—	14,012	13,831
KBP Brands, LLC(3)(4)(9)	First lien senior secured delayed draw term loan	S+	5.25%		5/2027	39,932	—	39,847	39,333
Ole Smoky Distillery, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		3/2028	29,626	—	29,441	27,257
Rushmore Investment III LLC (dba Winland Foods)(3)(4)(9)	First lien senior secured loan	S+	5.25%		10/2030	503,007	—	499,482	500,492
The Better Being Co., LLC (fka Nutraceutical International Corporation)(3)(4)(8)	First lien senior secured loan	S+	6.00%		12/2029	156,858	—	155,559	155,289
Vital Bidco AB (dba Vitamin Well)(3)(4)(8)(31)	First lien senior secured loan	S+	4.25%		10/2031	222,644	—	219,384	222,644
								1,584,074	1,578,154	8.8%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par			Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK				Units

Healthcare equipment and services
Arctic US Bidco, Inc. (dba ThermoSafe)(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		11/2032		85,541	—	85,102	85,051
Bamboo US BidCo LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		9/2030		138,898	—	138,589	138,898
Bamboo US BidCo LLC(3)(4)(14)	First lien senior secured EUR term loan	E+	5.25%		9/2030		€60,541	—	63,693	68,766
Bamboo US BidCo LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.25%		10/2029		7,045	—	7,045	7,045
Cambrex Corporation(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		3/2032		261,378	—	259,060	260,670
Canadian Hospital Specialties Limited(3)(4)(21)(31)	First lien senior secured loan	C+	4.50%		4/2028	C$	4,746	—	3,771	3,301
Canadian Hospital Specialties Limited(3)(4)(21)(22)(31)	First lien senior secured revolving loan	C+	4.50%		4/2027	C$	302	—	240	208
Caris Life Sciences, Inc.(3)(4)(10)(31)	First lien senior secured loan	S+	5.00%		4/2031		48,571	—	48,351	48,571
CSC MKG Topco LLC (dba Medical Knowledge Group)(3)(4)(8)	First lien senior secured loan	S+	5.00%		2/2029		96,996	—	96,190	96,996
Lotus US Bidco Inc. (dba INGENYX)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.75%		8/2033		105,764	—	105,175	105,164
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(3)(4)(14)	First lien senior secured EUR term loan	E+	5.50%		3/2031		€54,661	—	58,577	61,621
Nelipak Holding Company(3)(4)(9)	First lien senior secured loan	S+	5.50%		3/2031		48,436	—	47,962	48,073
Nelipak Holding Company(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.50%		3/2031		1,440	—	1,356	1,374
NSM Top Holdings Corp. (dba National Seating & Mobility)(3)(4)(9)	First lien senior secured loan	S+	4.25%		5/2029		9,900	—	9,881	9,925
Packaging Coordinators Midco, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2032		523,786	—	517,863	519,858
Packaging Coordinators Midco, Inc.(3)(4)(19)	First lien senior secured delayed draw term loan	SA+	5.00%		10/2032		£44,137	—	58,164	58,194
Packaging Coordinators Midco, Inc.(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.00%		10/2032		2,563	—	2,067	2,178
Patriot Acquisition TopCo S.À R.L. (dba Corza Health, Inc.)(3)(4)(9)(31)	First lien senior secured loan	S+	4.75%		1/2028		162,274	—	161,987	162,274
PerkinElmer U.S. LLC(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		3/2029		193,084	—	192,783	190,971
Resonetics, LLC(3)(9)	First lien senior secured loan	S+	2.75%		6/2031		16,028	—	16,028	15,857
Rhea Parent, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2030		199,758	—	199,320	197,760
TBRS, Inc. (dba TEAM Technologies)(3)(4)(9)	First lien senior secured loan	S+	4.75%		11/2031		154,747	—	154,084	154,360
TBRS, Inc. (dba TEAM Technologies)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.75%		11/2030		1,673	—	1,601	1,621
Zest Acquisition Corp.(4)(8)	First lien senior secured loan	S+	6.00%		2/2031		19,236	—	18,948	18,851
									2,247,837	2,257,587	12.6%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(3)(4)(8)	First lien senior secured loan	S+	5.00%		10/2030		35,940	—	35,874	35,851
Anesthesia Consulting & Management, LP(3)(4)(8)	First lien senior secured loan	S+	5.00%		12/2032		53,436	—	53,167	53,436
Atlas Borrower, LLC (dba Anovo)(3)(4)(9)	First lien senior secured loan	S+	4.25%		9/2032		80,855	—	80,143	80,653
Belmont Buyer, Inc. (dba Valenz)(3)(4)(9)(22)	First lien senior secured loan	S+	6.50%		6/2029		68,732	—	67,951	68,732

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par			Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK				Units

Belmont Buyer, Inc. (dba Valenz)(3)(4)(9)	First lien senior secured loan	S+	5.25%		6/2029	47,341		—	47,108	46,868
Bristol Hospice L.L.C.(3)(4)(8)	First lien senior secured loan	S+	5.25%		8/2032	200,009		—	199,131	200,009
Comfort Buyer, LLC (dba Suncrest Hospice)(3)(4)(9)	First lien senior secured loan	S+	4.50%		4/2033	155,441		—	154,702	155,441
Commander Buyer, Inc. (dba CenExel)(3)(4)(9)	First lien senior secured loan	S+	4.50%		6/2032	122,562		—	121,988	122,562
Covetrus, Inc.(3)(9)	First lien senior secured loan	S+	5.00%		10/2029	34,678		—	33,827	33,623
Covetrus, Inc.(3)(4)(9)	Second lien senior secured loan	S+	9.25%		10/2030	160,000		—	157,935	160,000
D4C Dental Brands, Inc.(4)(9)(22)	First lien senior secured loan	S+	4.50%		11/2029	141,105		—	140,217	141,105
dentalcorp Health Services Ltd. (fka Aryeh Bidco Investment Ltd.)(3)(4)(21)(22)(31)	First lien senior secured delayed draw term loan	C+	5.00%		1/2033	C$	318,040	—	227,729	223,559
Engage Debtco Limited(4)(9)(31)	First lien senior secured loan	S+	5.79%	1.48%	7/2029	34,246		—	33,773	32,020
Engage Debtco Limited(3)(4)(9)(31)	First lien senior secured loan	S+	5.71%		7/2029	87,171		—	86,246	78,672
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2029	358,511		—	355,439	358,511
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(3)(4)(9)	First lien senior secured loan	S+	4.00%		9/2030	71,638		—	71,382	71,638
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(3)(4)(8)	First lien senior secured delayed draw term loan	S+	4.00%		9/2030	22,551		—	22,502	22,551
Maple Acquisition, LLC (dba Medicus)(3)(4)(10)	First lien senior secured loan	S+	4.75%		5/2031	102,139		—	101,498	102,139
Natural Partners, LLC(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		11/2030	161,340		—	160,203	161,340
Neptune Holdings, Inc. (dba NexTech)(3)(4)(9)	First lien senior secured loan	S+	4.50%		8/2030	30,033		—	29,923	29,583
NH Kronos Parent, Inc. (dba KabaFusion)(3)(4)(9)	First lien senior secured loan	S+	4.50%		1/2033	137,101		—	136,466	137,101
Nova Women's Health, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		1/2032	36,613		—	36,338	36,522
OB Hospitalist Group, Inc.(3)(4)(8)(22)	First lien senior secured loan	S+	5.50%		1/2031	112,247		—	111,575	112,247
Pacific BidCo Inc.(3)(4)(10)(31)	First lien senior secured loan	S+	5.75%		8/2029	190,410		—	188,203	186,602
Pediatric Associates Holding Company, LLC(3)(9)	First lien senior secured loan	S+	5.00%		12/2031	58,735		—	57,899	57,959
PetVet Care Centers, LLC(3)(4)(8)	First lien senior secured loan	S+	6.00%		11/2030	236,284		—	234,710	203,204
PetVet Care Centers, LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		11/2029	13,303		—	13,152	8,647
PG Buyer, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2031	29,509		—	29,257	29,361
Physician Partners, LLC(3)(9)	First lien senior secured loan	S+	6.00%		12/2029	174,987		—	167,833	177,070
Physician Partners, LLC(3)(9)	First lien senior secured loan	S+	4.00%		12/2029	18,336		—	13,060	17,603
Physician Partners, LLC(4)(9)	First lien senior secured loan	S+	5.50%		12/2029	83,935		—	62,478	83,935
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured loan	S+		5.75%	5/2029	125,341		—	109,813	54,524
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(22)(28)	First lien senior secured delayed draw term loan	S+		6.25%	5/2028	4,352		—	3,973	4,309
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured revolving loan	S+		5.75%	5/2028	13,771		—	12,128	5,990

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par			Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK				Units

PPV Intermediate Holdings, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.75%		8/2029	164,462		—	162,779	160,172
PPV Intermediate Holdings, LLC(3)(4)(9)	First lien senior secured delayed draw term loan	S+	6.00%		8/2029	9,871		—	9,819	9,674
Premise Health Holding Corp.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		11/2032	121,113		—	120,461	119,874
Quva Pharma, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	3.00%	4/2028	6,037		—	5,988	5,886
SCHP Purchaser, Inc. (dba St. Croix Hospice)(3)(4)(9)	First lien senior secured loan	S+	4.50%		10/2032	119,308		—	118,239	118,414
SimonMed, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		2/2032	274,130		—	272,918	272,759
SimonMed, Inc.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.75%		2/2031	16,879		—	16,767	16,725
Soleo Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		2/2032	144,619		—	143,976	144,619
Soliant Lower Intermediate, LLC (dba Soliant)(3)(9)	First lien senior secured loan	S+	3.75%		7/2031	64,236		—	62,226	49,352
Tivity Health, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2029	73,698		—	73,698	73,698
Unified Women's Healthcare, LP(3)(4)(9)	First lien senior secured loan	S+	5.00%		6/2029	298,017		—	296,680	298,017
U.S. Urology Partners LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	4.50%		4/2032	17,207		—	16,969	17,121
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	87,855		—	87,181	87,855
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2031	182,198		—	180,693	182,198
Vermont Aus Pty Ltd(3)(4)(17)(31)	First lien senior secured AUD term loan	B+	4.50%		3/2028	A$	69,442	—	45,856	48,311
									4,971,873	4,898,042	27.2%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2028	58,183		—	57,881	58,036
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	5.75%		8/2028	29,923		—	29,745	29,846
Bracket Intermediate Holding Corp.(3)(4)(9)	First lien senior secured loan	S+	2.50%	3.00%	10/2031	57,640		—	57,157	57,640
Bracket Intermediate Holding Corp.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2031	2,482		—	2,440	2,482
Color Intermediate, LLC (dba ClaimsXten)(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2029	8,914		—	8,914	8,869
Cotiviti, Inc.(3)(8)	First lien senior secured loan	S+	2.75%		5/2031	9,884		—	9,616	9,464
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		8/2031	351,211		—	349,704	351,211
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		8/2031	99,387		—	98,896	99,139
Ensemble RCM, LLC(3)(9)	First lien senior secured loan	S+	3.00%		2/2033	14,987		—	14,970	14,987
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2028	24,138		—	23,968	18,405
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	6.00%		10/2027	1,534		—	1,528	1,136
Himalaya Topco LLC (dba HealthEdge)(3)(4)(8)(22)	First lien senior secured loan	S+	3.00%	2.25%	6/2032	54,661		—	54,168	53,465
Himalaya Topco LLC (dba HealthEdge)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.00%		6/2032	2,734		—	2,665	2,570

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured loan	S+	6.00%		12/2030	50,790	—	50,056	50,029
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		6/2030	3,942	—	3,881	3,871
Inovalon Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	2.75%	11/2028	315,907	—	315,615	300,902
Inovalon Holdings, Inc.(3)(4)(9)	Second lien senior secured loan	S+		8.50%	11/2033	133,246	—	133,246	111,927
Interoperability Bidco, Inc. (dba Lyniate)(3)(4)(9)	First lien senior secured loan	S+	5.25%		3/2028	75,959	—	75,899	75,768
Klick Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	4.75%		11/2032	186,769	—	185,927	185,835
Modernizing Medicine, Inc. (dba ModMed)(3)(4)(9)	First lien senior secured loan	S+	2.50%	2.25%	4/2032	117,886	—	116,933	117,886
RL Datix Holdings (USA), Inc.(3)(4)(10)	First lien senior secured loan	S+	4.75%		4/2031	66,094	—	66,094	65,433
RL Datix Holdings (USA), Inc.(3)(4)(19)	First lien senior secured GBP term loan	SA+	5.00%		4/2031	£30,607	—	41,306	40,254
Salinger Bidco Inc. (dba Surgical Information Systems)(3)(4)(8)	First lien senior secured loan	S+	5.75%		8/2031	59,336	—	58,659	59,336
Zelis Cost Management Buyer, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		11/2031	44,784	—	44,611	44,537
								1,803,879	1,763,028	9.8%
Household products
Mario Midco Holdings, Inc. (dba Len the Plumber)(3)(4)(9)	Unsecured facility	S+		10.75%	4/2032	41,137	—	40,666	29,207
Mario Purchaser, LLC (dba Len the Plumber)(3)(4)(9)	First lien senior secured loan	S+	4.00%	2.00%	4/2029	116,911	—	115,920	104,342
Mario Purchaser, LLC (dba Len the Plumber)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.75%		4/2028	3,965	—	3,923	3,101
Saber Parent Holdings Corp. (dba Service Logic)(3)(4)(9)(22)	First lien senior secured loan	S+	2.50%	2.25%	12/2032	102,656	—	102,167	102,399
Sentinel Buyer Corp. (dba SimpliSafe)(3)(4)(8)	First lien senior secured loan	S+	5.00%		11/2032	224,315	—	222,294	222,632
Southern Air & Heat Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2028	20,012	—	20,012	19,963
Southern Air & Heat Holdings, LLC(3)(4)(10)(22)	First lien senior secured delayed draw term loan	S+	4.75%		4/2028	13,487	—	13,368	13,428
								518,350	495,072	2.8%
Human resource support services
AQ Carver Buyer, Inc. (dba CoAdvantage)(3)(9)	First lien senior secured loan	S+	5.50%		8/2029	21,825	—	21,576	19,243
BusinessSolver.com, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		12/2032	16,441	—	16,367	16,154
Cornerstone OnDemand, Inc.(3)(4)(8)	Second lien senior secured loan	S+	6.50%		10/2029	44,583	—	44,271	25,190
Dawn Bidco, LLC (dba Dayforce)(3)(9)	First lien senior secured loan	S+	3.00%		10/2032	101,745	—	101,436	97,807

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

IG Investments Holdings, LLC (dba Insight Global)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2028	46,881	—	46,882	46,881
								230,532	205,275	1.1%
Infrastructure and environmental services
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		1/2031	65,397	—	64,891	65,397
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		1/2030	1,034	—	1,014	1,034
CoreWeave Financing DDTL V-V, LLC(3)(8)(22)(31)	First lien senior secured delayed draw term loan	S+	5.50%		9/2031	17,938	—	17,063	18,051
GI Apple Midco LLC (dba Atlas Technical Consultants)(3)(4)(8)	First lien senior secured loan	S+	6.75%		4/2030	91,760	—	90,855	88,778
GI Apple Midco LLC (dba Atlas Technical Consultants)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.75%		4/2029	8,945	—	8,851	8,585
IE Mackenzie Compute Ltd.(3)(4)(6)(31)	First lien senior secured delayed draw term loan	N/A	9.00%		3/2029	143,106	—	140,033	139,957
Peachtree Buyer, Inc. (dba Pond & Company)(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		12/2032	123,821	—	122,549	121,353
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		3/2029	42,590	—	42,302	42,138
USIC Holdings, Inc.(4)(9)(22)	First lien senior secured loan	S+	5.50%		9/2031	17,237	—	17,112	16,805
USIC Holdings, Inc.(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		9/2031	1,887	—	1,872	1,834
VCI Asset Holdings LLC(3)(4)(6)(31)	First lien senior secured loan	N/A	10.00%		11/2030	182,170	—	180,605	194,012
Vessco Midco Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	4.25%		7/2031	71,654	—	71,118	71,654
Vessco Midco Holdings, LLC(3)(4)(10)(22)	First lien senior secured loan	S+	4.25%		7/2031	52,350	—	52,006	52,350
W.A. Kendall and Company, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.75%		4/2030	52,756	—	51,998	52,253
W.A. Kendall and Company, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.88%		4/2030	6,452	—	6,392	6,411
								868,661	880,612	4.9%
Insurance
Acrisure, LLC(3)(4)(6)(31)	Unsecured notes	N/A	8.50%		6/2029	18,375	—	18,375	13,414
Acrisure, LLC(3)(8)	First lien senior secured loan	S+	3.00%		11/2030	70,618	—	68,502	56,671
Alera Group, Inc.(3)(8)	First lien senior secured loan	S+	2.75%		5/2032	15,862	—	15,862	15,437
Alera Group, Inc.(3)(8)	Second lien senior secured loan	S+	5.50%		5/2033	138,750	—	137,835	133,630
Alera Group, Inc.(3)(9)(22)	First lien senior secured revolving loan	S+	2.75%		5/2030	729	—	729	394
AmeriLife Holdings LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		8/2029	323,093	—	320,729	322,285
AmeriLife Holdings LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		8/2028	8,348	—	8,197	8,265
Ardonagh Midco 3 PLC(3)(10)(31)	First lien senior secured loan	S+	3.00%		2/2031	15,061	—	15,062	14,900
Atlas US Finco, Inc. (dba Nearmap)(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		12/2029	72,551	—	72,282	72,551
Brightway Holdings, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		12/2029	104,642	—	104,368	104,642
CFC USA 2025 LLC (dba CFC Insurance)(3)(9)(31)	First lien senior secured loan	S+	3.50%		7/2032	79,400	—	78,723	76,486

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Diamond Mezzanine 24 LLC (dba United Risk)(3)(4)(9)	First lien senior secured loan	S+	4.50%		10/2030	132,830	—	132,333	132,830
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(4)(9)	First lien senior secured loan	S+	3.00%		8/2032	12,406	—	12,379	12,313
Evolution BuyerCo, Inc. (dba SIAA)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2030	232,402	—	231,638	230,079
Galway Borrower LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	4.50%		9/2028	22,280	—	22,117	22,280
HIG Operations Holdings, Inc. (dba Higginbotham)(4)(8)	First lien senior secured loan	S+	4.50%		6/2031	63,978	—	63,978	63,978
HIG Operations Holdings, Inc. (dba Higginbotham)(4)(8)(22)	First lien senior secured delayed draw term loan A	S+	4.50%		12/2031	7,064	—	7,026	7,064
Integrity Marketing Acquisition, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		8/2028	400,094	—	398,889	400,094
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		11/2032	42,357	—	42,151	42,250
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.50%		11/2032	1,406	—	1,379	1,391
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(3)(4)(8)	First lien senior secured loan	S+		10.50%	7/2030	21,417	—	21,301	21,417
KWOR Acquisition, Inc. (dba Alacrity Solutions)(3)(4)(9)	First lien senior secured loan	S+	5.25%		2/2030	6,351	—	6,332	6,351
KWOR Intermediate I, Inc. (dba Alacrity Solutions)(3)(4)(9)	First lien senior secured loan	S+		8.00%	2/2030	6,926	—	6,883	6,510
Mitchell International, Inc.(3)(8)	First lien senior secured loan	S+	3.00%		6/2031	41,391	—	41,391	40,609
Mitchell International, Inc.(3)(8)	Second lien senior secured loan	S+	5.25%		6/2032	37,700	—	37,516	34,609
One, Inc. Software Corporation(3)(4)(10)	First lien senior secured loan	S+	4.25%		12/2032	100,750	—	100,292	100,246
Simplicity Financial Marketing Group Holdings, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		12/2031	188,335	—	186,822	186,451
Summit Acquisition Inc. (dba K2 Insurance Services)(3)(8)	First lien senior secured loan	S+	3.50%		10/2031	7,900	—	7,900	7,900
The Liberty Company Insurance Brokers, LLC(3)(4)(10)	First lien senior secured loan	S+	3.75%		10/2032	17,234	—	17,157	15,855
THG Acquisition, LLC (dba Hilb)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		10/2031	112,994	—	112,120	111,478
Trucordia Insurance Holdings, LLC(3)(9)	First lien senior secured loan	S+	3.25%		6/2032	102,960	—	102,740	95,114
Trucordia Insurance Holdings, LLC(3)(4)(9)	Second lien senior secured loan	S+	5.75%		6/2033	275,750	—	273,313	256,448
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(3)(4)(8)	First lien senior secured loan	S+	5.00%		12/2029	49,717	—	49,523	49,717
								2,715,844	2,663,659	14.8%
Internet software and services
Activate Holdings (US) Corp. (dba Absolute Software)(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		7/2030	5,609	—	5,594	5,568
Auctane, Inc. (f/k/a Stamps.com Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.75%		6/2033	60,125	—	59,254	59,674

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

AI Titan Parent, Inc. (dba Prometheus Group)(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		8/2031	35,490	—	35,226	34,948
AlphaSense, Inc.(3)(4)(9)	First lien senior secured loan	S+	6.25%		6/2029	6,368	—	6,347	6,368
Anaplan, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		6/2029	260,351	—	260,351	259,050
Appfire Technologies, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		3/2028	14,249	—	14,212	13,964
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		1/2031	130,948	—	130,046	128,910
Armstrong Bidco Limited(3)(4)(19)(31)	First lien senior secured GBP term loan	SA+	5.00%		6/2029	£25,209	—	30,672	32,819
Artifact Bidco, Inc. (dba Avetta)(3)(4)(9)	First lien senior secured loan	S+	4.15%		7/2031	15,498	—	15,441	15,498
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(3)(4)(8)	First lien senior secured loan	S+	6.00%		3/2031	17,865	—	17,683	17,642
Barracuda Parent, LLC(3)(9)	First lien senior secured loan	S+	4.50%		8/2029	13,901	—	13,701	9,703
Barracuda Parent, LLC(3)(4)(9)	Second lien senior secured loan	S+	7.00%		8/2030	93,250	—	91,585	31,878
Barracuda Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	6.50%		8/2029	34,116	—	33,431	26,440
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)	First lien senior secured loan	S+	2.50%	3.00%	10/2028	225,731	—	225,711	222,910
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2027	12,395	—	12,369	12,166
BCTO BSI Buyer, Inc. (dba Buildertrend)(3)(4)(9)	First lien senior secured loan	S+	5.75%		12/2028	71,005	—	71,003	70,472
BCTO WIW Holdings, Inc. (dba When I Work)(3)(4)(6)	Senior convertible notes	N/A		5.50%	8/2030	4,033	—	4,033	4,033
By Light Professional IT Services LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.50%		7/2031	99,902	—	98,570	97,039
CALABRIO, INC.(3)(8)	First lien senior secured loan	S+	4.00%		11/2032	24,938	—	23,808	18,828
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.50%		2/2028	9,737	—	9,696	9,591
CivicPlus, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	3.25%	2.75%	8/2030	45,429	—	45,254	45,088
Clearwater Analytics Holdings, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.50%		6/2033	93,627	—	93,173	93,159
Cloud Software Group, Inc.(3)(9)	First lien senior secured loan	S+	3.25%		3/2031	78,815	—	78,815	74,678
Cloud Software Group, Inc.(3)(9)	First lien senior secured loan	S+	3.25%		8/2032	53,776	—	53,776	50,894
Clover Holdings 2, LLC (dba Cohesity)(3)(8)	First lien senior secured loan	S+	3.75%		12/2031	78,552	—	77,809	77,523
Coupa Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		2/2030	25,939	—	25,911	25,745
Coupa Holdings, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		2/2029	1,110	—	1,093	1,097
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(3)(4)(10)	Unsecured notes	S+		11.75%	6/2034	13,383	—	13,287	13,149
Crewline Buyer, Inc. (dba New Relic)(3)(4)(9)	First lien senior secured loan	S+	6.75%		11/2030	171,701	—	169,961	168,267
Databricks, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.50%		1/2032	73,469	—	73,469	73,469
Delta TopCo, Inc. (dba Infoblox, Inc.)(3)(9)	First lien senior secured loan	S+	2.75%		11/2029	4,264	—	4,187	4,167
Delta TopCo, Inc. (dba Infoblox, Inc.)(3)(9)	Second lien senior secured loan	S+	5.25%		11/2030	82,075	—	81,683	79,613
Delinea Buyer, Inc. (f/k/a Centrify)(3)(4)(9)	First lien senior secured loan	S+	4.25%		3/2030	117,976	—	117,633	117,976

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)(3)(4)(8)(22)	First lien senior secured loan	S+	5.50%		8/2032	258,530	—	254,920	241,956
Diamond Insure Bidco (dba Acturis)(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	3.75%		7/2031	€3,124	—	3,304	3,539
Diamond Insure Bidco (dba Acturis)(3)(4)(19)(31)	First lien senior secured GBP term loan	SA+	4.00%		7/2031	£8,362	—	10,420	11,081
EET Buyer, Inc. (dba e-Emphasys)(3)(4)(9)	First lien senior secured loan	S+	5.50%		11/2029	31,757	—	31,659	31,677
Einstein Parent, Inc. (dba Smartsheet)(3)(4)(9)	First lien senior secured loan	S+	5.25%		1/2031	76,841	—	76,202	75,881
Flexera Software LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		8/2032	129,403	—	129,122	128,109
Flexera Software LLC(3)(4)(13)	First lien senior secured EUR term loan	E+	4.75%		8/2032	€31,803	—	37,166	35,762
Forescout Technologies, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.75%		5/2032	163,340	—	162,841	158,848
Granicus, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.25%	1/2031	33,844	—	33,627	33,844
Granicus, Inc.(3)(4)(9)	First lien senior secured delayed draw term loan	S+	3.00%	2.25%	1/2031	5,026	—	4,995	4,963
GS Acquisitionco, Inc. (dba insightsoftware)(3)(4)(9)	First lien senior secured loan	S+	5.25%		5/2028	9,661	—	9,667	8,526
Gusto, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		11/2030	67,479	—	67,265	67,479
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(3)(4)(8)(31)	First lien senior secured loan	S+	6.50%		4/2028	39,098	—	39,061	38,902
Hyland Software, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2030	143,186	—	143,186	140,323
Icefall Parent, Inc. (dba EngageSmart)(3)(4)(9)	First lien senior secured loan	S+	4.50%		1/2030	27,961	—	27,961	27,891
Infobip Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		6/2029	12,805	—	12,669	12,773
Jawbreaker Parent, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.75%		1/2033	156,642	—	155,865	156,250
JS Parent, Inc. (dba Jama Software)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2031	894	—	890	894
KnowBe4, Inc.(3)(9)	First lien senior secured loan	S+	3.75%		7/2032	47,640	—	47,559	33,348
Litera Bidco LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		5/2028	42,199	—	42,107	41,664
Lumen Bidco 1 Limited (dba Unit4)(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	4.50%		6/2033	€110,769	—	126,076	123,615
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(3)(4)(8)(31)	First lien senior secured loan	S+	4.50%		7/2028	165,113	—	165,015	165,113
Matterhorn Finco, Inc. (dba Nexthink)(3)(4)(9)	First lien senior secured loan	S+	5.50%		3/2033	82,890	—	82,501	82,890
Ministry Brands Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	51,985	—	51,591	51,335
Mitnick Corporate Purchaser, Inc.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	3.50%		5/2027	3,625	—	3,626	3,531
NSCALE SERVICES UK LTD(3)(4)(9)(22)(31)	First lien senior secured delayed draw term loan	S+	5.00%		2/2031	40,942	—	38,825	40,155
Onward Acquireco, Inc. (dba OneStream)(3)(4)(8)	First lien senior secured loan	S+	2.38%	2.68%	4/2033	151,815	—	151,288	151,815
PDI TA Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.50%	2/2031	60,291	—	59,679	56,825
PDI TA Holdings, Inc.(3)(4)(9)	First lien senior secured revolving loan	S+	5.50%		2/2031	5,022	—	4,976	4,733
Perforce Software, Inc.(3)(8)	First lien senior secured loan	S+	4.75%		3/2031	4,888	—	4,874	2,452
Perforce Software, Inc.(3)(8)	First lien senior secured loan	S+	4.75%		6/2029	14,406	—	14,265	7,747

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

PPT Purchaser, LLC (fka Victor Purchaser/dba Service Express)(3)(4)(9)	First lien senior secured loan	S+	4.25%		12/2032	111,543	—	111,294	109,312
PPT Purchaser, LLC (fka Victor Purchaser/dba Service Express)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.25%		12/2032	1,540	—	1,466	1,208
Project Alpha Intermediate Holding, Inc. (dba Qlik)(3)(9)	First lien senior secured loan	S+	3.25%		10/2030	52,981	—	52,940	37,097
Proofpoint, Inc.(3)(4)(9)	Second lien senior secured loan	S+	5.75%		12/2033	35,748	—	35,420	35,033
Proofpoint, Inc.(3)(4)(14)	Second lien senior secured loan	E+	5.75%		12/2033	€31,273	—	35,421	34,810
QAD, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		11/2027	45,454	—	45,455	45,454
Securonix, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	7.00%		4/2029	34,062	—	33,919	24,897
Sitecore Holding III A/S(3)(4)(15)	First lien senior secured EUR term loan	E+	6.00%		3/2029	€26,382	—	27,832	29,367
Sitecore Holding III A/S(3)(4)(10)	First lien senior secured loan	S+	6.00%		3/2029	4,574	—	4,558	4,483
Sitecore USA, Inc.(3)(4)(10)	First lien senior secured loan	S+	6.00%		3/2029	27,576	—	27,480	27,025
Storable, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		4/2031	75,053	—	69,148	64,613
Storable Intermediate Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+		6.00%	4/2032	32,419	—	32,302	26,340
Spaceship Purchaser, Inc. (dba Squarespace)(3)(4)(9)(35)	First lien senior secured loan	S+	3.75%		10/2031	94,630	—	94,630	94,157
Tricentis Operations Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	3.25%	2/2032	53,679	—	53,269	52,874
Themis Solutions Inc. (dba Clio)(3)(4)(8)(31)	First lien senior secured loan	S+	1.75%	3.75%	10/2032	20,080	—	19,908	19,929
Thunder Purchaser, Inc. (dba Vector Solutions)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		6/2028	43,992	—	43,872	43,772
VIRTUSA CORPORATION(3)(8)	First lien senior secured loan	S+	3.25%		2/2029	16,286	—	16,299	15,797
Zendesk, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		11/2028	214,222	—	212,789	211,543
								4,905,988	4,723,958	26.3%
Leisure and entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		7/2031	301,332	—	298,424	301,332
Aerosmith Bidco 1 Limited (dba Audiotonix)(3)(4)(10)(31)	First lien senior secured delayed draw term loan	S+	5.25%		7/2031	65,152	—	64,429	65,152
Birdie Bidco, Inc. (dba Concert Golf Partners)(3)(4)(9)(22)	First lien senior secured loan	S+	2.50%	2.25%	11/2032	158,870	—	158,070	158,870
Eternal Buyer, LLC (dba Wedgewood Weddings)(3)(4)(8)	First lien senior secured loan	S+	4.25%		6/2032	76,283	—	75,957	76,092
Kid Distro Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	5.50%		8/2033	108,466	—	106,856	106,839
Troon Golf, L.L.C.(3)(4)(9)	First lien senior secured loan	S+	4.75%		8/2032	279,037	—	278,348	279,037
								982,084	987,322	5.5%
Manufacturing
MHE Intermediate Holdings, LLC (dba OnPoint Group)(3)(4)(9)(22)	First lien senior secured loan	S+	6.00%		7/2027	61,328	—	61,227	59,915
MHE Intermediate Holdings, LLC (dba OnPoint Group)(3)(4)(9)	First lien senior secured loan	S+	6.25%		7/2027	4,620	—	4,601	4,527

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Sonny's Enterprises, LLC(3)(4)(9)	First lien senior secured loan	S+	5.50%		8/2028	163,490	—	162,567	159,813
Sonny's Enterprises, LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	6.50%		8/2028	14,617	—	14,535	14,477
Sonny's Enterprises, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.50%		8/2027	24,640	—	24,565	24,057
								267,495	262,789	1.5%
Pharmaceuticals
Puma Buyer, LLC (dba PANTHERx)(3)(4)(9)	First lien senior secured loan	S+	4.25%		3/2032	182,068	—	181,032	182,068
Senderra RX Acquisition, LLC(3)(4)(8)	First lien senior secured loan	S+	4.50%		3/2033	61,298	—	60,726	61,145
								241,758	243,213	1.4%
Professional services
Apex Group Treasury LLC(3)(9)(31)	First lien senior secured loan	S+	3.50%		2/2032	116,276	—	115,780	112,137
Certinia Inc.(3)(4)(10)	First lien senior secured loan	S+	4.50%		8/2031	209,536	—	209,172	204,821
DCCM, LLC(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		6/2032	53,886	—	53,323	53,220
EP Purchaser, LLC (dba Entertainment Partners)(3)(4)(9)	First lien senior secured loan	S+	4.50%		11/2028	25,165	—	24,798	18,811
Essential Services Holding Corporation (dba Turnpoint)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		6/2030	1,917	—	1,890	1,743
Essential Services Holding Corporation (dba Turnpoint)(3)(4)(9)	First lien senior secured loan	S+	5.25%		6/2031	35,871	—	35,611	34,436
Gerson Lehrman Group, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2028	165,185	—	164,543	163,946
Guidehouse Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		12/2030	107,738	—	107,738	101,812
Paris US Holdco, Inc. (dba Precinmac)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		12/2031	87,258	—	86,500	87,258
Pike Corp.(3)(4)(8)(22)	First lien senior secured loan	S+	4.25%		12/2032	254,681	—	253,418	254,681
RELATIVITY INTERMEDIATE HOLDCO LLC(3)(8)	First lien senior secured loan	S+	2.50%		1/2033	10,474	—	10,450	10,409
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(9)	First lien senior secured loan	S+	6.50%		5/2028	252,527	—	252,220	252,527
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(14)	First lien senior secured EUR term loan	E+	6.75%		5/2028	€43,279	—	47,090	49,159
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.50%		5/2028	9,138	—	9,172	9,138
Sovos Compliance, LLC(3)(8)	First lien senior secured loan	S+	3.25%		8/2029	42,574	—	42,592	41,323
Vensure Employer Services, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	241,066	—	238,598	239,258
Vistage International, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.75%		7/2029	29,307	—	29,307	28,721
								1,682,202	1,663,400	9.3%
Specialty retail
Galls, LLC(3)(4)(9)	First lien senior secured loan	S+	6.00%		3/2030	175,799	—	174,145	175,799
The Shade Store, LLC(3)(4)(9)(35)	First lien senior secured loan	S+		6.00%	10/2029	25,215	—	20,871	16,894
								195,016	192,693	1.1%
Telecommunications
CCI BUYER, INC. (dba Consumer Cellular)(3)(4)(9)	First lien senior secured loan	S+	5.00%		5/2032	492,052	—	487,887	492,052
EOS Finco S.A.R.L (dba Netceed)(3)(4)(9)(31)	First lien senior secured loan	S+	5.00%		1/2032	16,669	—	14,084	13,752

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

EOS Finco S.A.R.L (dba Netceed)(3)(4)(13)(22)(31)	First lien senior secured delayed draw term loan	E+	6.25%		1/2032	€1,815	—	2,009	1,957
Reinstated NewCo S.À R.L. (dba Netceed)(3)(4)(9)(31)	First lien senior secured loan	S+		9.00%	1/2033	10,502	—	8,099	7,483
								512,079	515,244	2.9%
Transportation
Lightbeam Bidco, Inc. (dba Lazer Spot)(3)(4)(9)(22)	First lien senior secured loan	S+	4.80%		5/2030	155,100	—	155,001	154,323
Motus Group, LLC(3)(4)(9)	First lien senior secured loan	S+	3.75%		12/2028	31,875	—	31,867	26,137
								186,868	180,460	1.0%
Total non-controlled/non-affiliated debt investments								$32,535,712	$32,037,215	178.2%
Total non-controlled/non-affiliated misc. debt commitments(22)(23)(Note 8)								$(10,874)	$(16,245)	(0.1)%
Total non-controlled/non-affiliated portfolio company debt investments								$32,524,838	$32,020,970	178.1%

Equity Investments
Asset based lending and fund finance
Amergin Asset Management, LLC(3)(4)(29)(30)	Specialty finance equity investment	N/A			N/A	—	50,000,000	$1	$2,157
								1	2,157	—%
Automotive services
Percheron Horsepower-A LP (dba Big Brand Tire & Service)(3)(5)(22)(29)(30)(31)	LP Interest	N/A			N/A	78,640	—	78,640	128,350
CD&R Value Building Partners I, L.P. (dba Belron)(3)(5)(29)(30)(31)	LP Interest	N/A			N/A	36,993	—	35,917	53,141
								114,557	181,491	1.0%
Business services
25CXBFS SCSP (dba Xplor)(4)(29)(30)(31)	LP Interest	N/A			N/A	10,000	—	10,042	8,761
Hercules Buyer, LLC (dba The Vincit Group)(3)(4)(29)(30)(32)	Common Units	N/A			N/A	—	10,000	12	16
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(3)(4)(10)(30)	Perpetual Preferred Stock	S+		10.75%	N/A	—	33,768	50,139	26,638
Queensguard Coinvestor Aggregator LP(3)(4)(29)(30)(31)	Class A Units	N/A			N/A	—	1,821,903	1,822	1,822
								62,015	37,237	0.2%
Chemicals
Triton Long-Term Investment, LLC (dba Drew Marine)(3)(4)(29)(30)(31)	Membership Interest	N/A			N/A	—	6,000,000	6,000	6,000
								6,000	6,000	—%
Consumer products
ASP Conair Holdings LP(3)(4)(29)(30)	Class A Units	N/A			N/A	—	9,286	929	378
								929	378	—%
Containers and packaging
TCB Holdings I LLC (dba TricorBraun)(3)(4)(6)(30)	Class A Preferred Units	N/A		14.00%	N/A	—	87,500	103,490	96,746
								103,490	96,746	0.5%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Distribution
Kelso XI Bison-BDI Co-Investment, L.P.(3)(4)(22)(29)(30)(31)	LP Interest	N/A			N/A	1,154	—	1,154	1,154
								1,154	1,154	—%
Financial services
Capital Integration Systems LLC (dba CAIS)(3)(4)(29)(30)	Class D Common Units	N/A			N/A	—	19,117	15,000	15,000
Snowbird Manager LP(3)(5)(29)(30)(31)	LP Interest	N/A			N/A	—	786,491	4,225	4,413
Vestwell Holdings Inc.(3)(4)(29)(30)	Series D Preferred Stock	N/A			N/A	—	50,726	1,007	1,257
Vestwell Holdings Inc.(3)(4)(6)(30)	Series E Preferred Stock	N/A		13.25%	N/A	—	321,494	10,457	10,343
Vestwell Holdings Inc.(3)(4)(29)(30)	Warrants	N/A			N/A	—	25,303	412	531
								31,101	31,544	0.2%
Food and beverage
Hissho Sushi Holdings, LLC(3)(4)(29)(30)	Class A Units	N/A			N/A	—	941,780	4,254	14,696
								4,254	14,696	0.1%
Healthcare equipment and services
KPCI Co-Invest 2, L.P.(3)(4)(29)(30)(31)	Class A Units	N/A			N/A	—	2,146,109	21,461	21,429
Maia Aggregator, LP(3)(4)(29)(30)	Class A-2 Units	N/A			N/A	—	12,921,348	12,921	17,333
Patriot Holdings SCSp (dba Corza Health, Inc.)(3)(4)(29)(30)(31)	Class B Units	N/A			N/A	—	17,221	180	208
Patriot Holdings SCSp (dba Corza Health, Inc.)(3)(4)(6)(30)(31)	Class A Units	N/A		8.00%	N/A	—	1,251	1,776	1,772
Rhea Acquisition Holdings, LP(3)(4)(29)(30)	Series A-2 Units	N/A			N/A	—	11,964,286	11,964	11,438
								48,302	52,180	0.3%
Healthcare providers and services
Baypine Commander Co-Invest, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	6,753	—	6,793	7,075
KOBHG Holdings, L.P. (dba OB Hospitalist)(3)(4)(29)(30)	Class A Interests	N/A			N/A	—	3,520	3,520	5,011
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(29)(30)	Class A Interest	N/A			N/A	—	1,205	12,048	18,177
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)(3)(4)(29)(30)	Common equity	N/A			N/A	—	1,329	3,563	3,560
Nova Women’s Health Partners Holdings, LP(3)(4)(29)(30)	Class A Units	N/A			N/A	—	2,972,028	3,864	4,054
Polar Investors LP (dba Dentalcorp)(3)(4)(22)(29)(30)(31)	Common equity	N/A			N/A	8,520	—	8,520	8,912
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(3)(4)(6)(30)	Series A Preferred Stock	N/A		15.00%	N/A	—	27,355	40,712	29,926
								79,020	76,715	0.4%
Healthcare technology
BEHP Co-Investor II, L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	63	—	8	121

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Minerva Holdco, Inc.(3)(4)(6)(30)	Senior A Preferred Stock	N/A		10.75%	N/A	—	100,000	163,442	157,500
ModMed Software Midco Holdings, Inc. (dba ModMed)(3)(4)(6)(30)	Series A Preferred Units	N/A		13.00%	N/A	—	25,474	28,884	29,521
Orange Blossom Parent, Inc.(3)(4)(29)(30)	Common Units	N/A			N/A	—	16,667	1,667	1,581
WP Irving Co-Invest, L.P.(3)(4)(29)(30)(31)	Partnership Units	N/A			N/A	—	1,250,000	36	119
								194,037	188,842	1.1%
Household products
Rome Topco Holdings, LLC (dba SimpliSafe)(3)(4)(29)(30)	Class A Units	N/A			N/A	—	10,876	10,876	11,420
Rome Topco Holdings, LLC (dba SimpliSafe)(3)(4)(29)(30)	Class B Units	N/A			N/A	—	10,876,453	—	843
								10,876	12,263	0.1%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(3)(4)(6)(30)	Series A Preferred Stock	N/A		10.50%	N/A	—	12,750	20,498	9,087
								20,498	9,087	0.1%
Insurance
Accelerate Topco Holdings, LLC(3)(4)(29)(30)	Common Units	N/A			N/A	—	91,806	2,535	4,149
Evolution Parent, LP (dba SIAA)(3)(4)(29)(30)	LP Interest	N/A			N/A	—	2,703	270	505
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(3)(4)(29)(30)	LP Interest	N/A			N/A	—	49,976	412	565
Hockey Parent Holdings, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	—	25,000	25,000	32,733
KWOR Intermediate I, Inc. (dba Alacrity Solutions)(3)(4)(29)(30)	Class A-1 Common Stock	N/A			N/A	—	3,605	1,726	—
KWOR Intermediate I, Inc. (dba Alacrity Solutions)(3)(4)(9)(30)	Preferred Stock	S+		8.00%	N/A	—	3,856	4,614	3,835
PCF Holdco, LLC (dba Trucordia)(3)(4)(29)(30)	Warrants	N/A			N/A	—	1,503,286	5,129	4,106
PCF Holdco, LLC (dba Trucordia)(3)(4)(6)(30)	Preferred equity	N/A		14.00%	N/A	—	19,423	24,903	29,876
								64,589	75,769	0.4%
Infrastructure and environmental services
Valor CI Blocker Feeder LP(3)(4)(22)(29)(30)(31)	LP Interest	N/A			N/A	8,612	—	8,582	8,922
VCI Intermediate TopCo 1 LLC(3)(4)(29)(30)(31)	Class B Units	N/A			N/A	10,140	—	10,143	11,128
								18,725	20,050	0.1%
Internet software and services
AlphaSense, LLC(3)(4)(29)(30)	Series E Preferred Shares	N/A			N/A	—	84,645	765	1,375
Bird Holding B.V. (fka MessageBird Holding B.V.)(3)(4)(29)(30)(31)	Extended Series C Warrants	N/A			N/A	—	7,980	49	11
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(3)(4)(29)(30)	Common Units	N/A			N/A	—	1,729,439	1,729	2,779
Chrome Investors LP(3)(4)(22)(29)(30)(31)	LP Interest	N/A			N/A	7,339	—	7,341	7,889

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Databricks, Inc.(3)(4)(29)(30)	Class C Common Stock	N/A			N/A	—	24,704	6,250	6,250
Elliott Alto Co-Investor Aggregator L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	6,530	—	6,576	15,879
GT Silver Co-Invest SCSp(3)(4)(22)(29)(30)(31)	LP Interest	N/A			N/A	2,879	—	2,879	2,879
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	992	—	992	1,322
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Series B Preferred Shares	N/A			N/A	—	1,372,740	8,691	45,613
Nscale Limited(3)(4)(29)(30)(31)	Preferred equity	N/A			N/A	—	11,840	13,037	23,603
Project Alpine Co-Invest Fund, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	17,000	—	17,012	21,198
Project Hotel California Co-Invest Fund, L.P.(3)(29)(30)(31)	LP Interest	N/A			N/A	3,522	—	3,508	5,255
Thunder Topco L.P. (dba Vector Solutions)(3)(4)(29)(30)	Common Units	N/A			N/A	—	712,884	713	851
VEPF VIII Co-Invest 8-A, L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	2,367	—	2,367	2,367
WMC Bidco, Inc. (dba West Monroe)(3)(4)(6)(30)	Senior Preferred Stock	N/A		11.25%	N/A	—	33,385	57,101	55,719
WP Silver Co-Invest, L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	2,882	—	2,882	2,882
Zoro TopCo, Inc.(3)(4)(9)(30)	Series A Preferred Equity	S+		9.50%	N/A	—	3,986	6,383	6,429
Zoro TopCo, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	—	1,380,129	13,801	13,504
								152,076	215,805	1.2%
Leisure and entertainment
Dream Co-Investment LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	8,440	—	8,440	8,440
								8,440	8,440	—%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(3)(4)(29)(30)	LP Interest	N/A			N/A	—	1,218	134	194
								134	194	—%
Telecommunications
Equity NewCo S.A. (dba Netceed)(3)(4)(29)(30)(31)	Common equity	N/A			N/A	—	53,605,326	350	237
								350	237	—%
Total non-controlled/non-affiliated portfolio company equity investments								$920,548	$1,030,985	5.7%
Total non-controlled/non-affiliated portfolio company investments								$33,445,386	$33,051,955	183.8%

Non-controlled/affiliated portfolio company investments(24)
Debt Investments(7)
Education
Pluralsight, LLC(3)(4)(8)(28)(35)	First lien senior secured loan	S+		7.50%	8/2029	1,523	—	$1,345	$—
Pluralsight, LLC(3)(4)(8)(28)	First lien senior secured loan	S+	3.00%	1.50%	8/2029	1,214	—	1,189	993
								2,534	993	—%
Total non-controlled/affiliated debt investments								$2,534	$993	—%
Total non-controlled/affiliated misc. debt commitments(22)(23)(Note 8)								$(1)	$(127)	—%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Total non-controlled/affiliated portfolio company debt investments								$2,533	$866	—%
Equity Investments
Asset based lending and fund finance
Wingspire Capital Holdings LLC(3)(4)(22)(30)	Specialty finance equity investment	N/A			N/A	—	12,894,464	$82,000	$87,260
								82,000	87,260	0.5%
Education
Paradigmatic Holdco LLC (dba Pluralsight)(3)(4)(29)(30)	Common stock	N/A			N/A	—	396,827	1,053	—
								1,053	—	—%
Pharmaceuticals
LSI Financing 1 DAC(3)(4)(30)(31)	Specialty finance equity investment	N/A			N/A	3,260	—	3,310	3,353
								3,310	3,353	—%
Total non-controlled/affiliated portfolio company equity investments								$86,363	$90,613	0.5%
Total non-controlled/affiliated portfolio company investments								$88,896	$91,479	0.5%

Controlled/affiliated portfolio company investments(24)
Debt Investments(7)
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(6)(31)	Specialty finance debt investment	N/A		12.00%	7/2030	59,924	—	$59,924	$59,924
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(6)(31)	Specialty finance debt investment	N/A		12.00%	11/2030	93,294	—	93,294	93,294
								153,218	153,218	0.9%
Specialty retail
Notorious Holdings LLC (dba Beauty Industry Group)(3)(4)(9)	First lien senior secured loan	S+		9.00%	12/2031	26,943	—	26,722	25,730
Notorious Topco, LLC (dba Beauty Industry Group)(3)(4)(9)	First lien senior secured loan	S+		7.25%	12/2030	55,382	—	55,187	54,551
								81,909	80,281	0.4%
Total controlled/affiliated debt investments								$235,127	$233,499	1.3%
Total controlled/affiliated misc. debt commitments(22)(23)(Note 8)								$—	$(152)	—%
Total controlled/affiliated portfolio company debt investments								$235,127	$233,347	1.3%

Equity Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(22)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	27,363	—	$27,403	$30,466
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	34,660	—	34,700	52,623
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)(3)(5)(26)(30)(31)(34)	Specialty finance equity investment	N/A			N/A	216,220	—	216,220	216,219
Blue Owl Cross-Strategy Opportunities 2026-1 LLC(3)(5)(26)(30)(31)(34)	Specialty finance equity investment	N/A			N/A	29,940	—	29,940	29,940
								308,263	329,248	1.8%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company(1)(25)	Investment	Interest			Maturity Date	Par		Amortized Cost(2)(27)	Fair Value	% of Net Assets
		Ref. Rate	Cash	PIK			Units

Buildings and real estate
OWL-HP FINANCE LLC(3)(4)(22)(30)(31)	Specialty finance equity investment	N/A			N/A	77,080	—	77,082	74,014
								77,082	74,014	0.4%
Insurance
Fifth Season Investments LLC(3)(4)(30)	Specialty finance equity investment	N/A			N/A	—	35	359,867	389,761
								359,867	389,761	2.2%
Joint ventures
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(5)(30)(31)	LLC interest	N/A			N/A	327,933	—	327,933	267,394
Blue Owl Credit SLF LLC(3)(5)(26)(30)(31)	LLC interest	N/A			N/A	136,426	—	136,426	129,811
Blue Owl Leasing LLC(3)(5)(26)(29)(30)(31)	LLC interest	N/A			N/A	1,900	—	1,900	1,848
								466,259	399,053	2.2%
Pharmaceuticals
LSI Financing LLC(3)(5)(22)(30)(31)	Specialty finance equity investment	N/A			N/A	476,639	—	476,639	510,286
								476,639	510,286	2.8%
Specialty retail
Notorious Holding TopCo, LP (dba Beauty Industry Group)(3)(4)(29)(30)	LP Interest	N/A			N/A	—	33,314	49,564	34,964
								49,564	34,964	0.2%
Total controlled/affiliated portfolio company equity investments								$1,737,674	$1,737,326	9.7%
Total controlled/affiliated portfolio company investments								$1,972,801	$1,970,673	11.0%
Total Investments								$35,507,083	$35,114,107	195.3%

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

	Interest Rate and Cross-currency Swaps as of September 30, 2026
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Unrealized Appreciation / (Depreciation)(e)(g)	Hedged Instrument	Footnote Reference
Interest rate swap(a)(b)(c)	7.75%	S + 4.33%	9/16/2027	$600,000	$(7,271)	$—	$(7,271)	September 2027 Notes	Notes 5 and 7
Interest rate swap(b)(c)(d)	6.50%	B + 2.72%	10/23/2027	48,375	(597)	—	(597)	AUD 2027 Notes	Notes 5 and 7
Cross-currency swap(a)(b)(c)(e)	6.50%	S + 2.67%	10/23/2027	253,778	7,125	—	7,125	AUD 2027 Notes	Notes 5 and 7
Interest rate swap(a)(b)(c)	5.90%	S + 2.18%	5/23/2028	500,000	(7,965)	—	(7,965)	May 2028 Notes	Notes 5 and 7
Interest rate swap(a)(b)(c)	7.95%	S + 4.49%	6/13/2028	650,000	(14,556)	—	(14,556)	June 2028 Notes	Notes 5 and 7
Interest rate swap(a)(b)(c)	7.75%	S + 4.23%	1/15/2029	550,000	(15,901)	—	(15,901)	January 2029 Notes	Notes 5 and 7
Interest rate swap(a)(b)(c)	6.25%	S + 1.87%	6/15/2029	700,000	(7,778)	—	(7,778)	June 2029 Notes	Notes 5 and 7
Interest rate swap(a)(b)(c)	6.60%	S + 2.39%	8/15/2029	900,000	(14,496)	—	(14,496)	September 2029 Notes	Notes 5 and 7
Interest rate swap(a)(b)(c)	5.80%	S + 2.62%	2/15/2030	1,000,000	(52,250)	—	(52,250)	March 2030 Notes	Notes 5 and 7
Interest rate swap(b)(c)(f)	4.25%	E + 1.93%	1/31/2031	568,119	(27,410)	—	(27,410)	EUR 2031 Notes	Notes 5 and 7
Interest rate swap(a)(c)(b)	6.65%	S + 2.90%	1/15/2031	750,000	(31,691)	—	(31,691)	March 2031 Notes	Notes 5 and 7
Interest rate swap(a)(b)(c)	6.55%	S + 2.38%	10/15/2031	400,000	(12,961)	—	(12,961)	October 2031 Notes	Notes 5 and 7
Interest rate swap(a)(b)(c)	6.55%	S + 2.38%	10/15/2031	400,000	(12,961)	—	(12,961)	October 2031 Notes	Notes 5 and 7
Total				$7,320,272	$(198,712)	$—	$(198,712)
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

	Forward Contracts as of September 30, 2026
	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty(a)	Maturity Date	Unrealized Appreciation / (Depreciation)(b)	Footnote Reference
Foreign currency forward contract	$69,031		£51,357	Royal Bank of Canada	10/20/2026	897	Note 7
Foreign currency forward contract	£51,343		$68,618	Royal Bank of Canada	10/20/2026	(485)	Note 7
Foreign currency forward contract	$68,628		£51,357	Royal Bank of Canada	3/22/2027	452	Note 7
Foreign currency forward contract	$45,595	C$	62,871	US Bank National Association	6/15/2027	837	Note 7
Foreign currency forward contract	$208,516	C$	286,242	US Bank National Association	10/13/2026	7,248	Note 7
Foreign currency forward contract	$45,432		€38,709	US Bank National Association	3/22/2027	1,229	Note 7
Total						$10,178
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
As of September 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

(7)Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the SOFR (which can include one-, three-, six- or twelve-month SOFR), EURIBOR (which can include one-, three- or six-month EURIBOR), Canadian Overnight Repo Rate Average (“CORRA” or “C”) (which can include one- or three-month CORRA), BBSY (which can include one-, three-, or six-month BBSY), Sterling (SP) Overnight Interbank Average Rate (“SONIA” or “SA”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“Prime” or “P”)), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(8)The interest rate on these investments is subject to 1 month SOFR, which as of September 30, 2026 was 3.91%.
(9)The interest rate on these investments is subject to 3 month SOFR, which as of September 30, 2026 was 4.08%.
(10)The interest rate on these investments is subject to 6 month SOFR, which as of September 30, 2026 was 4.27%.
(11)Reserved.
(12)Reserved.
(13)The interest rate on these investments is subject to 1 month EURIBOR, which as of September 30, 2026 was 2.50%.
(14)The interest rate on these investments is subject to 3 month EURIBOR, which as of September 30, 2026 was 2.62%.
(15)Reserved.
(16)The interest rate on these investments is subject to 1 month BBSY, which as of September 30, 2026 was 4.49%.
(17)The interest rate on these investments is subject to 3 month BBSY, which as of September 30, 2026 was 4.77%.
(18)Reserved.
(19)The interest rate on these investments is subject to SONIA, which as of September 30, 2026 was 3.73%.
(20)Reserved.
(21)The interest rate on these investments is subject to 3 month CORRA, which as of September 30, 2026 was 2.54%.
(22)Position or portion thereof is a partially unfunded debt or equity commitment. See “Note 8 — Commitments and Contingencies.”

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Non-controlled/non-affiliated - debt commitments
1596213 B.C. Ltd. (dba Harbourfront)	First lien senior secured delayed draw term loan	9/2028	$(1)	$11,855	$(59)
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	—	29,942	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	8/2031	1,528	1,019	—
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	12/2027	—	2,482	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	716	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	2/2027	7,168	27,038	—
Anesthesia Consulting & Management, LP	First lien senior secured delayed draw term loan	11/2027	—	7,715	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	2/2027	—	3,400	(43)
Arctic US Bidco, Inc. (dba ThermoSafe)	First lien senior secured delayed draw term loan	11/2027	—	49,208	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	3,793	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	19,682	18,606	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured delayed draw term loan	1/2028	—	10,752	(27)
Birdie Bidco, Inc. (dba Concert Golf Partners)	First lien senior secured delayed draw term loan	11/2027	7,429	35,857	—
Bracket Intermediate Holding Corp.	First lien senior secured delayed draw term loan	10/2027	—	6,404	—
Brightway Holdings, LLC	First lien senior secured delayed draw term loan	7/2027	4,287	18,349	—
BusinessSolver.com, Inc.	First lien senior secured delayed draw term loan	12/2027	—	2,462	(37)
Caris Life Sciences, Inc.	First lien senior secured delayed draw term loan	4/2027	—	36,429	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	1/2027	2,798	6,157	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured delayed draw term loan	9/2027	1,381	9,689	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	5/2027	5,522	3,763	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	12/2027	—	25,316	(63)
Clearwater Analytics Holdings, Inc.	First lien senior secured delayed draw term loan	12/2028	—	17,338	(43)
CMG HoldCo, LLC (dba Crete United)	First lien senior secured delayed draw term loan	7/2027	22,443	29,929	(1,613)
Comfort Buyer, LLC (dba Suncrest Hospice)	First lien senior secured delayed draw term loan	4/2028	—	18,057	—
Commander Buyer, Inc. (dba CenExel)	First lien senior secured delayed draw term loan	6/2027	—	33,764	—
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	11/2027	—	28,288	(70)
CoreWeave Financing DDTL V-V, LLC	First lien senior secured delayed draw term loan	12/2026	17,938	12,062	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	7/2027	29,816	10,039	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2027	—	6,726	(17)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	7/2027	6,512	28,260	—
Databricks, Inc.	First lien senior secured delayed draw term loan	1/2028	—	33,967	—
DCCM, LLC	First lien senior secured delayed draw term loan	6/2027	783	25,445	—
dentalcorp Health Services Ltd. (fka Aryeh Bidco Investment Ltd.)	First lien senior secured delayed draw term loan	1/2028	24,486	12,076	—
DuraServ LLC	First lien senior secured delayed draw term loan	3/2027	43,383	28,586	—
DuraServ LLC	First lien senior secured delayed draw term loan	11/2027	—	53,135	(399)
Envero Midco 2 LLC (dba Sun World)	First lien senior secured delayed draw term loan	9/2028	—	25,436	(64)
EOS Finco S.A.R.L (dba Netceed)	First lien senior secured delayed draw term loan	7/2027	2,062	1,757	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured delayed draw term loan	6/2027	—	15,411	—
Forge Industries, Inc. (dba Bearing Distributors, Inc.)	First lien senior secured delayed draw term loan	7/2028	—	17,120	(64)
Galway Borrower LLC	First lien senior secured delayed draw term loan	2/2028	8,940	40,180	—
GS Acquisitionco, Inc. (dba insightsoftware)	First lien senior secured delayed draw term loan	5/2027	—	888	(102)
Gusto, Inc.	First lien senior secured delayed draw term loan	11/2027	—	12,896	—
HIG Operations Holdings, Inc. (dba Higginbotham)	First lien senior secured delayed draw term loan B	12/2027	1,716	3,275	—
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured delayed draw term loan	6/2027	382	6,911	—
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured delayed draw term loan	12/2027	—	7,290	(109)
Horizon Avionics Buyer, LLC (dba Acron Aviation)	First lien senior secured delayed draw term loan	11/2027	19,655	30,281	—
IE Mackenzie Compute Ltd.	First lien senior secured delayed draw term loan	12/2026	—	226,894	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	3/2028	—	20,658	—
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	First lien senior secured delayed draw term loan	11/2028	633	6,399	—
Jawbreaker Parent, Inc.	First lien senior secured delayed draw term loan	1/2029	—	20,483	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	9/2027	—	5,536	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	2/2028	—	26,289	—
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured delayed draw term loan	2/2027	—	3,857	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured delayed draw term loan	12/2027	18,304	7,586	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	8,631	767	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	3,981	(50)
Lotus US Bidco Inc. (dba INGENYX)	First lien senior secured delayed draw term loan	2/2029	—	35,551	(89)
Lumen Bidco 1 Limited (dba Unit4)	First lien senior secured EUR delayed draw term loan	6/2030	—	11,795	(88)
MAJCO LLC (dba Big Brand Tire & Service)	First lien senior secured delayed draw term loan	9/2027	—	27,125	(273)
ML Holdco, Inc. (dba Meridian Link)	First lien senior secured delayed draw term loan	10/2027	256	7,756	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	3/2027	—	24,517	—
Nelipak Holding Company	First lien senior secured delayed draw term loan	3/2027	—	4,486	—
NextGen Security, LLC	First lien senior secured delayed draw term loan	9/2028	—	30,365	(190)
Nova Women's Health, Inc.	First lien senior secured delayed draw term loan	7/2027	7,708	40,568	—
NSCALE SERVICES UK LTD	First lien senior secured delayed draw term loan	8/2027	40,942	116,359	—
One, Inc. Software Corporation	First lien senior secured delayed draw term loan	12/2027	—	19,375	—
Onward Acquireco, Inc. (dba OneStream)	First lien senior secured delayed draw term loan	4/2028	—	64,206	—
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	10/2027	—	77,828	—
Papilio Bidco Limited (dba JTC)	First lien senior secured GBP delayed draw term loan	8/2029	—	14,436	(90)
PerkinElmer U.S. LLC	First lien senior secured delayed draw term loan	10/2027	6,410	29,203	—
PG Buyer, LLC	First lien senior secured delayed draw term loan	9/2027	—	7,074	—
Pike Corp.	First lien senior secured delayed draw term loan	12/2028	8,905	44,525	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	5/2028	4,352	4,079	—
PPT Purchaser, LLC (fka Victor Purchaser/dba Service Express)	First lien senior secured delayed draw term loan	12/2027	—	8,737	(153)
Premise Health Holding Corp.	First lien senior secured delayed draw term loan	11/2027	7,955	5,343	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	14,908	—
Saber Parent Holdings Corp. (dba Service Logic)	First lien senior secured delayed draw term loan	12/2028	11,280	13,547	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	11/2026	—	5,001	—
Sentinel Buyer Corp. (dba SimpliSafe)	First lien senior secured delayed draw term loan	11/2027	—	18,684	(47)
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	7,801	19,489	—
SimonMed, Inc.	First lien senior secured delayed draw term loan	2/2027	37,749	7,877	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	39,706	171	—
Smarsh Inc.	First lien senior secured delayed draw term loan	1/2027	2,305	18,042	(411)
Soleo Holdings, Inc.	First lien senior secured delayed draw term loan	6/2028	—	24,259	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	6/2027	14,617	3,968	—
Southern Air & Heat Holdings, LLC	First lien senior secured delayed draw term loan	1/2028	5,592	10,356	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	17,957	(224)
Spotless Brands, LLC	First lien senior secured delayed draw term loan	3/2027	35,388	46,467	—
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured delayed draw term loan	10/2026	—	37,550	(376)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	7/2027	4,832	5,218	—
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured delayed draw term loan	11/2026	—	18,303	—
Themis Solutions Inc. (dba Clio)	First lien senior secured delayed draw term loan	10/2027	—	8,310	(62)
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	10/2026	17,496	3,093	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	10/2026	20,214	6,858	—
Tricentis Operations Holdings, Inc.	First lien senior secured delayed draw term loan	2/2027	—	10,055	(101)
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	9/2027	—	20,375	—
U.S. Urology Partners LLC	First lien senior secured delayed draw term loan	10/2027	17,207	7,750	—
U.S. Urology Partners LLC	First lien senior secured delayed draw term loan	5/2028	—	5,437	—
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	9/2027	—	1,778	—
USIC Holdings, Inc.	First lien senior secured delayed draw term loan	11/2026	899	71	—
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	3/2028	—	18,585	(46)
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	5/2028	4,008	19,769	—
Vestwell Holdings Inc.	First lien senior secured delayed draw term loan	1/2028	1,262	4,160	—
W.A. Kendall and Company, LLC	First lien senior secured delayed draw term loan	12/2026	11,327	47,840	—
Wipfli Advisory LLC	First lien senior secured delayed draw term loan	4/2028	3,804	19,298	—
Wrench Group LLC	First lien senior secured delayed draw term loan	9/2027	—	32,404	—
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured delayed draw term loan	4/2027	—	46,130	(115)
1596213 B.C. Ltd. (dba Harbourfront)	First lien senior secured revolving loan	9/2033	(1)	4,281	(43)
Accommodations Plus Technologies LLC	First lien senior secured revolving loan	5/2032	—	1,250	(9)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	7/2029	—	352	(3)
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	39,809	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	4,245	(64)
Alera Group, Inc.	First lien senior secured revolving loan	5/2030	729	11,771	—
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	8,348	25,045	—
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	16,528	(83)
Anesthesia Consulting & Management, LP	First lien senior secured revolving loan	12/2030	—	9,022	—
Appfire Technologies, LLC	First lien senior secured revolving loan	3/2028	—	1,633	(33)
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	3,642	4,855	—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured revolving loan	1/2031	2,012	9,824	—
Arctic US Bidco, Inc. (dba ThermoSafe)	First lien senior secured multi-currency revolving loan	11/2032	3,937	12,466	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	2,710	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	9/2030	—	8,187	(82)
Associations, Inc.	First lien senior secured revolving loan	7/2028	—	25,389	—
Atlas Borrower, LLC (dba Anovo)	First lien senior secured revolving loan	9/2032	—	15,983	(40)
Atlas US Finco, Inc. (dba Nearmap)	First lien senior secured revolving loan	12/2028	—	7,697	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	1,995	(25)
Baker Tilly Advisory Group, LP	First lien senior secured revolving loan	6/2030	27,697	15,387	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	7,045	13,083	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	12,395	5,941	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2028	4,823	492	—
BCPE Pequod Buyer, Inc. (dba Envestnet)	First lien senior secured revolving loan	11/2029	—	16,634	(231)
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	12/2028	—	9,677	(73)
Belmont Buyer, Inc. (dba Valenz)	First lien senior secured revolving loan	6/2029	1,330	5,320	—
Birdie Bidco, Inc. (dba Concert Golf Partners)	First lien senior secured revolving loan	11/2032	—	24,014	—
Blast Bidco Inc. (dba Bazooka Candy Brands)	First lien senior secured revolving loan	10/2029	—	4,179	(31)
Bracket Intermediate Holding Corp.	First lien senior secured revolving loan	10/2031	2,482	2,522	—
Brightway Holdings, LLC	First lien senior secured revolving loan	12/2029	—	6,589	—
Bristol Hospice L.L.C.	First lien senior secured revolving loan	8/2032	—	19,229	—
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	12/2028	2,893	2,170	—
BusinessSolver.com, Inc.	First lien senior secured revolving loan	12/2032	—	1,097	(19)
By Light Professional IT Services LLC	First lien senior secured revolving loan	7/2031	2,810	4,215	—
Cambrex Corporation	First lien senior secured revolving loan	3/2032	7,491	21,641	—
Canadian Hospital Specialties Limited	First lien senior secured revolving loan	4/2027	213	205	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	2/2028	—	881	(13)
CCI BUYER, INC. (dba Consumer Cellular)	First lien senior secured revolving loan	5/2032	—	29,023	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured revolving loan	6/2029	—	2,239	—
Certinia Inc.	First lien senior secured revolving loan	8/2031	—	15,425	(347)
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured revolving loan	1/2030	1,034	2,659	—
CivicPlus, LLC	First lien senior secured revolving loan	8/2030	16	6,058	(30)
Clearwater Analytics Holdings, Inc.	First lien senior secured revolving loan	6/2033	—	11,270	(56)
CMG HoldCo, LLC (dba Crete United)	First lien senior secured revolving loan	11/2030	8,662	2,887	—
Comfort Buyer, LLC (dba Suncrest Hospice)	First lien senior secured revolving loan	4/2033	—	19,863	—
Commander Buyer, Inc. (dba CenExel)	First lien senior secured revolving loan	6/2032	—	22,509	—
Conservice Midco, LLC	First lien senior secured revolving loan	2/2033	—	15,552	—
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	10/2029	—	14,183	—
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	1,110	555	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	17,226	(345)

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	50,193	—
D4C Dental Brands, Inc.	First lien senior secured revolving loan	11/2029	6,223	6,878	—
DCCM, LLC	First lien senior secured revolving loan	6/2032	—	10,493	(105)
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	6/2031	—	15,899	(238)
Deerfield Dakota Holdings	First lien senior secured revolving loan	9/2032	16,466	30,580	—
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	3/2030	—	14,103	—
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)	First lien senior secured revolving loan	8/2032	7,585	17,699	—
dentalcorp Health Services Ltd. (fka Aryeh Bidco Investment Ltd.)	First lien senior secured revolving loan	1/2033	3,134	22,982	—
Diamond Mezzanine 24 LLC (dba United Risk)*	First lien senior secured revolving loan	10/2030	6,175	—	—
DM Buyer (USA), Inc.	First lien senior secured revolving loan	2/2033	—	16,771	(42)
DuraServ LLC	First lien senior secured revolving loan	6/2030	9,379	14,877	—
Eagle Family Foods Group LLC	First lien senior secured revolving loan	8/2030	—	20,344	(51)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2029	—	3,387	(8)
Einstein Parent, Inc. (dba Smartsheet)	First lien senior secured revolving loan	1/2031	—	7,949	(99)
Envero Midco 2 LLC (dba Sun World)	First lien senior secured revolving loan	9/2033	—	10,174	(51)
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	6/2030	1,917	2,440	—
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured revolving loan	6/2032	—	15,411	(39)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	4/2030	—	12,968	(130)
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2/2029	5,040	11,575	—
Flexera Software LLC	First lien senior secured revolving loan	8/2032	—	8,085	(81)
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2031	—	12,702	(349)
Forge Industries, Inc. (dba Bearing Distributors, Inc.)	First lien senior secured revolving loan	7/2032	2,190	9,223	(28)
Formerra, LLC	First lien senior secured revolving loan	11/2028	158	368	—
Fortis Solutions Group, LLC	First lien senior secured revolving loan	10/2027	4,751	1,996	—
Galls, LLC	First lien senior secured revolving loan	3/2030	—	15,697	—
Galway Borrower LLC	First lien senior secured revolving loan	9/2028	1,001	5,266	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	12/2027	2,940	1,033	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2028	—	8,404	(63)
GI Apple Midco LLC (dba Atlas Technical Consultants)	First lien senior secured revolving loan	4/2029	8,945	2,137	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	1,534	139	—
Granicus, Inc.	First lien senior secured revolving loan	1/2031	—	4,633	—
GS Acquisitionco, Inc. (dba insightsoftware)*	First lien senior secured revolving loan	5/2028	247	—	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4/2028	—	8,440	(42)
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	12/2028	—	12,595	—
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured revolving loan	6/2032	2,734	5,468	—
Hissho Parent, LLC	First lien senior secured revolving loan	5/2029	—	11,009	—
Horizon Avionics Buyer, LLC (dba Acron Aviation)	First lien senior secured revolving loan	3/2032	13,133	11,835	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	6,978	(140)
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	2,749	(7)

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	9/2028	—	4,866	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	5/2028	—	12,700	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	3,942	751	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	17,886	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	—	6,018	(15)
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2028	—	23,738	—
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	First lien senior secured revolving loan	11/2032	1,406	4,782	—
Jawbreaker Parent, Inc.	First lien senior secured revolving loan	1/2033	—	20,483	(51)
Jeppesen Holdings, LLC	First lien senior secured multi-currency revolving loan	11/2032	—	863	(9)
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	88	—
Kid Distro Holdings, LLC	First lien senior secured revolving loan	8/2033	—	8,344	(125)
Klick Inc.	First lien senior secured revolving loan	11/2031	—	18,088	(90)
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	7/2031	4,978	11,947	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	43,355	—
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	2/2030	—	2,877	—
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	First lien senior secured revolving loan	9/2029	—	8,600	—
Lightbeam Bidco, Inc. (dba Lazer Spot)	First lien senior secured revolving loan	5/2029	—	11,685	(58)
Lignetics Investment Corp.	First lien senior secured revolving loan	3/2028	8,101	3,672	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	2,266	(28)
Lotus US Bidco Inc. (dba INGENYX)	First lien senior secured revolving loan	8/2033	3,555	14,220	—
Lumen Bidco 1 Limited (dba Unit4)	First lien senior secured EUR revolving loan	6/2033	—	11,795	(88)
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	7/2028	—	2,419	—
MAJCO LLC (dba Big Brand Tire & Service)	First lien senior secured revolving loan	9/2032	—	59,002	(885)
ManTech International Corporation	First lien senior secured revolving loan	9/2028	—	1,806	(27)
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	5/2030	—	15,336	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	4/2028	3,965	4,073	—
Matterhorn Finco, Inc. (dba Nexthink)	First lien senior secured revolving loan	3/2033	—	12,784	—
McQueen Bidco PTY LTD. (dba Infomedia)	First lien senior secured revolving loan	12/2032	856	4,072	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	7/2027	2,143	1,429	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	—	4,746	(59)
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	23,851	—
Mitnick Corporate Purchaser, Inc.	First lien senior secured revolving loan	5/2027	3,625	5,750	—
Modernizing Medicine, Inc. (dba ModMed)	First lien senior secured revolving loan	4/2032	—	10,683	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	21,041	(53)
Natural Partners, LLC	First lien senior secured revolving loan	11/2030	—	11,814	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	3/2031	—	4,574	(34)
Nelipak Holding Company	First lien senior secured revolving loan	3/2031	1,440	7,356	—
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	8/2029	—	4,118	(62)

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
NextGen Security, LLC	First lien senior secured revolving loan	9/2033	—	6,073	(76)
NH Kronos Parent, Inc. (dba KabaFusion)	First lien senior secured revolving loan	1/2033	—	12,805	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2028	418	139	—
Nova Women's Health, Inc.	First lien senior secured revolving loan	1/2032	—	3,864	(10)
OAC Holdings I Corp. (dba Omega Holdings)	First lien senior secured revolving loan	3/2028	294	2,278	—
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	1/2031	1,448	13,035	—
Offen, Inc.	First lien senior secured revolving loan	7/2029	—	2,268	—
Ole Smoky Distillery, LLC	First lien senior secured revolving loan	3/2028	—	3,302	(264)
One, Inc. Software Corporation	First lien senior secured revolving loan	12/2032	—	7,750	(39)
Onward Acquireco, Inc. (dba OneStream)	First lien senior secured revolving loan	4/2033	—	26,750	—
Packaging Coordinators Midco, Inc.	First lien senior secured revolving loan	10/2032	2,563	48,690	—
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured revolving loan	12/2031	316	8,716	—
Patriot Acquisition TopCo S.À R.L. (dba Corza Health, Inc.)	First lien senior secured revolving loan	1/2028	—	7,761	—
PDI TA Holdings, Inc.*	First lien senior secured revolving loan	2/2031	5,022	—	—
Peachtree Buyer, Inc. (dba Pond & Company)	First lien senior secured revolving loan	12/2032	3,035	17,197	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	13,303	19,955	—
PG Buyer, LLC	First lien senior secured revolving loan	9/2031	—	4,042	(20)
Pike Corp.	First lien senior secured revolving loan	12/2032	—	35,620	—
Plasma Buyer LLC (dba PathGroup)*	First lien senior secured revolving loan	5/2028	13,771	—	—
PPT Purchaser, LLC (fka Victor Purchaser/dba Service Express)	First lien senior secured revolving loan	12/2032	1,540	15,077	—
PPV Intermediate Holdings, LLC	First lien senior secured revolving loan	8/2029	4,742	7,112	—
Premise Health Holding Corp.	First lien senior secured revolving loan	11/2031	—	11,308	(113)
Puma Buyer, LLC (dba PANTHERx)	First lien senior secured revolving loan	3/2032	—	31,523	—
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	6,000	—
Quva Pharma, Inc.	First lien senior secured revolving loan	4/2028	—	455	(11)
Rhea Parent, Inc.	First lien senior secured revolving loan	12/2030	—	21,596	(216)
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	—	13,053	(131)
Saber Parent Holdings Corp. (dba Service Logic)	First lien senior secured revolving loan	12/2032	—	12,390	(31)
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	—	5,742	—
SCHP Purchaser, Inc. (dba St. Croix Hospice)	First lien senior secured revolving loan	10/2032	—	19,885	(149)
Securonix, Inc.	First lien senior secured revolving loan	4/2028	2,373	2,966	—
Senderra RX Acquisition, LLC	First lien senior secured revolving loan	3/2033	—	11,173	(28)
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	9,138	11,423	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	—	16,326	(653)
SimonMed, Inc.	First lien senior secured revolving loan	2/2031	16,879	13,810	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	20,119	(201)
Smarsh Inc.	First lien senior secured revolving loan	2/2029	5,326	5,470	—
Soleo Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	15,932	—
Soliant Lower Intermediate, LLC (dba Soliant)	First lien senior secured revolving loan	7/2029	—	15,556	(3,604)
Sonny's Enterprises, LLC	First lien senior secured revolving loan	8/2027	24,640	1,261	—
Southern Air & Heat Holdings, LLC	First lien senior secured revolving loan	4/2028	—	2,659	(7)

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	14,965	(262)
Spotless Brands, LLC	First lien senior secured revolving loan	7/2028	1,347	898	—
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured revolving loan	10/2030	12,579	2,441	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	3/2029	4,463	1,116	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2029	—	5,336	(53)
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured revolving loan	11/2030	1,673	19,244	—
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	12/2029	—	13,257	(133)
Themis Solutions Inc. (dba Clio)	First lien senior secured revolving loan	10/2032	—	6,925	(52)
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	10/2031	3,966	6,392	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	—	1,021	(5)
Tricentis Operations Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	6,284	(94)
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2032	—	20,375	—
Truist Insurance Holdings, LLC	First lien senior secured revolving loan	5/2029	—	7,019	(88)
Unified Women's Healthcare, LP	First lien senior secured revolving loan	6/2029	—	8,120	—
USIC Holdings, Inc.	First lien senior secured revolving loan	9/2031	1,887	230	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	12/2029	—	4,975	—
Valeris, Inc. (fka Phantom Purchaser, Inc.)	First lien senior secured revolving loan	9/2031	—	33,898	—
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	5/2029	—	258	(1)
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	7/2031	—	7,962	—
Vestwell Holdings Inc.	First lien senior secured revolving loan	1/2031	—	1,507	(26)
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	—	52,912	—
W.A. Kendall and Company, LLC	First lien senior secured revolving loan	4/2030	6,452	1,688	—
Wipfli Advisory LLC	First lien senior secured revolving loan	10/2032	—	15,401	(77)
Wrench Group LLC	First lien senior secured revolving loan	9/2031	648	31,756	—
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured revolving loan	4/2032	—	14,351	(72)
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	17,609	(220)
Total non-controlled/non-affiliated - debt commitments			$931,547	$4,349,703	$(16,245)
Non-controlled/non-affiliated - equity commitments
Chrome Investors LP	LP Interest	N/A	7,339	1,835	—
GT Silver Co-Invest SCSp	LP Interest	N/A	2,879	3	—
Kelso XI Bison-BDI Co-Investment, L.P.	LP Interest	N/A	1,154	228	—
Percheron Horsepower-A LP (dba Big Brand Tire & Service)	LP Interest	N/A	78,640	4,593	—
Polar Investors LP (dba Dentalcorp)	Common equity	N/A	8,520	2,130	—
Valor CI Blocker Feeder LP	LP Interest	N/A	8,612	1,479	—
Total non-controlled/non-affiliated - equity commitments			$107,144	$10,268	$—
Non-controlled/affiliated - debt commitments
Pluralsight, LLC	First lien senior secured delayed draw term loan	8/2029	$—	$496	$(91)
Pluralsight, LLC	First lien senior secured revolving loan	8/2029	—	198	(36)
Total non-controlled/affiliated - debt commitments			$—	$694	$(127)
Non-controlled/affiliated - equity commitments
Wingspire Capital Holdings LLC	Specialty finance equity investment	N/A	$82,000	$213,000	$—

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Total non-controlled/affiliated - equity commitments			$82,000	$213,000	$—
Controlled/affiliated - debt commitments
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	12/2030	$—	$10,157	$(152)
Total controlled/affiliated - debt commitments			$—	$10,157	$(152)
Controlled/affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	Specialty finance equity investment	N/A	$27,363	$16,361	$—
LSI Financing LLC	Specialty finance equity investment	N/A	476,639	134,400	—
OWL-HP FINANCE LLC	Specialty finance equity investment	N/A	77,080	138,420	—
Total controlled/affiliated - equity commitments			$581,082	$289,181	$—
Total Portfolio Company Commitments			$1,701,773	$4,873,003	$(16,524)
*Fully funded
(23)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments, if any.
(24)As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of the portfolio company’s voting securities or has the power to exercise control over management or policies, including through a management agreement. As defined in the 1940 Act, the Company is an “affiliated person” of this portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related to the Company’s investments in non-controlled affiliates and controlled affiliates for the nine months ended September 30, 2026, were as follows:

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Company	Fair value as of December 31, 2025	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gains (Losses)	Fair value as of September 30, 2026	Interest and PIK Income	Dividend Income	Other Income
Non - Controlled Affiliates
LSI Financing 1 DAC	$4,105	$—	$(901)	$149	$3,353	$—	$148	$—
Pluralsight, LLC	2,303	11	(31)	(1,417)	866	50	—	2
Wingspire Capital Holdings LLC	10,156	73,000	—	4,104	87,260	—	1,986	—
Total Non-controlled Affiliates	$16,564	$73,011	$(932)	$2,836	$91,479	$50	$2,134	$2

Company	Fair value as of December 31, 2025	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Fair value as of September 30, 2026	Interest and PIK Income	Dividend Income	Other Income
Controlled Affiliates
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	$93,464	$2,548	$(480)	$(5,142)	$90,390	$5,411	$—	$—
AAM Series 2.1 Aviation Feeder, LLC(c)	122,705	22,771	(323)	764	145,917	7,545	—	—
Blue Owl Credit SLF LLC(d)	76,791	59,459	—	(6,439)	129,811	—	7,006	—
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)	136,815	119,526	(40,375)	253	216,219	—	19,398	—
Blue Owl Cross-Strategy Opportunities 2026-1 LLC	—	29,940	—	—	29,940	—	296	—
Blue Owl Leasing LLC(d)	17,229	—	(15,336)	(45)	1,848	—	58	—
Fifth Season Investments LLC	344,960	48,888	—	(4,087)	389,761	—	28,552	—
LSI Financing LLC	321,093	246,221	(66,465)	9,437	510,286	—	43,843	—
Notorious Topco, LLC (dba Beauty Industry Group)	124,174	7,214	—	(16,295)	115,093	6,926	—	595
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(d)	280,331	13,126	—	(26,063)	267,394	—	21,335	—
OWL-HP FINANCE LLC	—	170,793	(93,711)	(3,068)	74,014	—	1,991	—
Total Controlled Affiliates	$1,517,562	$720,486	$(216,690)	$(50,685)	$1,970,673	$19,882	$122,479	$595
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
(d)     For further description of the Company’s investment in OCIC SLF LLC (f/k/a Blue Owl Credit Income Senior Loan Fund LLC) (“OCIC SLF”), Blue Owl Credit SLF LLC (“Credit SLF”) and Blue Owl Leasing LLC (“Blue Owl Leasing”) see “Note 4 — Investments.”
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
(27)As of September 30, 2026, the net estimated unrealized loss on investments for U.S. federal income tax purposes was $287.1 million based on a tax cost basis of $35.40 billion. As of September 30, 2026, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $714.5 million. As of September 30, 2026, the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $427.4 million.
(28)Investment was on non-accrual status as of September 30, 2026.
(29)Non-income producing investment, which does not have a stated rate of interest or a stated dividend return.

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

(30)Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted security” under the Securities Act. As of September 30, 2026, the aggregate fair value of these securities is $2.86 billion, or 15.9% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
25CXBFS SCSP (dba Xplor)	LP Interest	November, 2025
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC**	Specialty finance equity investment	July, 2022
AAM Series 2.1 Aviation Feeder, LLC**	Specialty finance equity investment	July, 2022
Accelerate Topco Holdings, LLC	Common Units	September, 2022
AlphaSense, LLC	Series E Preferred Shares	June, 2024
Amergin Asset Management, LLC	Specialty finance equity investment	July, 2022
ASP Conair Holdings LP	Class A Units	May, 2021
Baypine Commander Co-Invest, LP	LP Interest	June, 2025
BEHP Co-Investor II, L.P.	LP Interest	May, 2022
Bird Holding B.V. (fka MessageBird Holding B.V.)	Extended Series C Warrants	May, 2021
Blue Owl Credit SLF LLC*	LLC Interest	August, 2024
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)**	Specialty finance equity investment	September, 2025
Blue Owl Cross-Strategy Opportunities 2026-1 LLC	Specialty finance equity investment	September, 2026
Blue Owl Leasing LLC**	LLC Interest	October, 2025
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October, 2021
Capital Integration Systems LLC (dba CAIS)	Class D Common Units	February, 2026
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December, 2021
Chrome Investors LP	LP Interest	January, 2025
Databricks, Inc.	Class C Common Stock	August, 2026
Dream Co-Investment LP	LP Interest	September, 2026
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September, 2022
Equity NewCo S.A. (dba Netceed)	Common Equity	January, 2026
Evolution Parent, LP (dba SIAA)	LP Interest	April, 2021
Fifth Season Investments LLC**	Specialty finance equity investment	October, 2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December, 2021
GT Silver Co-Invest SCSp	LP Interest	April, 2026
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December, 2020
Hissho Sushi Holdings, LLC	Class A Units	May, 2022
Hockey Parent Holdings, L.P.	Class A Common Units	September, 2023
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September, 2021
KPCI Co-Invest 2, L.P.	Class A Units	October, 2025
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	December, 2023
KWOR Intermediate I, Inc. (dba Alacrity Solutions)	Preferred Stock	February, 2025
KWOR Intermediate I, Inc. (dba Alacrity Solutions)	Class A-1 Common Stock	February, 2025
Lakefield Acquisition Corp. (dba Lakefield Veterinary Group)	Common Equity	January, 2025
LSI Financing 1 DAC**	Specialty finance equity investment	December, 2022
LSI Financing LLC**	Specialty finance equity investment	November, 2024
Maia Aggregator, LP	Class A-2 Units	February, 2022
Minerva Holdco, Inc.	Senior A Preferred Stock	February, 2022
ModMed Software Midco Holdings, Inc. (dba ModMed)	Series A Preferred Units	April, 2025

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

Portfolio Company	Investment	Acquisition Date
Notorious Holding TopCo, LP (dba Beauty Industry Group)**	LP Interest	December, 2025
Nova Women’s Health Partners Holdings, LP	Class A Units	January, 2026
Nscale Global Holdings Limited	Series B Preferred Shares	September, 2025
Nscale Limited	Preferred equity	September, 2025
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)*	LLC Interest	November, 2022
Orange Blossom Parent, Inc.	Common Units	July, 2022
OWL-HP FINANCE LLC*	Specialty finance equity investment	February, 2026
Paradigmatic Holdco LLC (dba Pluralsight)	Common stock	August, 2024
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January, 2021
PCF Holdco, LLC (dba Trucordia)	Preferred equity	February, 2023
PCF Holdco, LLC (dba Trucordia)	Warrants	February, 2023
Percheron Horsepower-A LP (dba Big Brand Tire & Service)	LP Interest	September, 2025
Plasma Lender Blocker, LLC (dba PathGroup)	Common Units	August, 2026
Polar Investors LP (dba Dentalcorp)	Common Equity	January, 2026
Project Alpine Co-Invest Fund, LP	LP Interest	June, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August, 2022
Queensguard Coinvestor Aggregator LP	Class A Units	September, 2026
Rhea Acquisition Holdings, LP	Series A-2 Units	February, 2022
Rome Topco Holdings, LLC (dba SimpliSafe)	Class A Units	November, 2025
Rome Topco Holdings, LLC (dba SimpliSafe)	Class B Units	November, 2025
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November, 2023
Snowbird Manager LP	LP Interest	December, 2025
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October, 2021
TCB Holdings I LLC (dba TricorBraun)	Class A Preferred Units	January, 2025
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June, 2021
Triton Long-Term Investment, LLC (dba Drew Marine)	Membership Interest	April, 2026
Valor CI Blocker Feeder LP	LP Interest	October, 2025
VCI Intermediate TopCo 1 LLC	Class B Units	November, 2025
VEPF VIII Co-Invest 8-A, L.P.	LP Interest	March, 2026
Vestwell Holdings Inc.	Series D Preferred Stock	December, 2023
Vestwell Holdings Inc.	Series E Preferred Stock	January, 2026
Vestwell Holdings Inc.	Warrants	January, 2026
Wingspire Capital Holdings LLC**	Specialty finance equity investment	November, 2025
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November, 2021
WP Irving Co-Invest, L.P.	Partnership Units	May, 2022
WP Silver Co-Invest, L.P.	LP Interest	April, 2026
Zoro TopCo, Inc.	Series A Preferred Equity	November, 2022
Zoro TopCo, L.P.	Class A Common Units	November, 2022
*Refer to “Note 4 — Investments - OCIC SLF LLC, Credit SLF and Blue Owl Leasing”, for further information.
** Refer to “Note 3 — Agreements and Related Party Transactions - Controlled/Affiliated Portfolio Companies.”
(31)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2026, non-qualifying assets represented 15.0% of total assets as calculated in accordance with the regulatory requirements.
(32)We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(33)Reserved.
(34)Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC) (“BOCSO 2025”) and Blue Owl Cross-Strategy Opportunities 2026-1 LLC (“BOCSO 2026” and, together with BOCSO 2025, “BOCSO”), were formed to hold alternative credit

Blue Owl Credit Income Corp.
Consolidated Schedules of Investments - Continued
As of September 30, 2026
(Amounts in thousands, except share amounts)
Unaudited

assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of September 30, 2026, the BOCSO 2025 portfolio consists of six investments totaling $0.73 billion at cost and $0.72 billion at fair value, respectively, and ranging in cost from $24.9 million to $187.4 million and with a fair value ranging from $24.9 million to $184.5 million. The largest investment is 25.8% of the total cost of BOCSO 2025’s portfolio. As of September 30, 2026, the portfolio asset class composition was 51.1% ABF - Specialty finance, 45.5% ABF - Leasing, and 3.4% ABF - Commercial Real Estate. As of September 30, 2026, the BOCSO 2026 portfolio consists of one investment totaling $346.4 million at cost and $346.1 million at fair value, respectively. As of September 30, 2026, the portfolio asset class composition was 100.0% ABF - Specialty finance.
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
(5)Investment measured at NAV.
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
Blue Owl Credit Advisors LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”), is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and is part of Blue Owl’s Credit platform. Blue Owl consists of three investment platforms:
•Credit, which includes several strategies, including (i) direct lending, which generally offers privately negotiated financing solutions to primarily upper-middle-market companies; (ii) alternative credit, which targets credit-oriented investments in markets underserved by traditional lenders or the broader capital markets, with deep expertise investing across specialty finance, private corporate credit and equipment leasing; (iii) investment grade credit, which focuses on generating capital-efficient investment income through asset-backed finance, private corporate credit, and structured products; (iv) liquid credit, which focuses on the management of CLOs; and (v) our other adjacent investment strategies (e.g., strategic equity and healthcare opportunities),
•GP Strategic Capital, which primarily focuses on acquiring equity stakes in, and providing debt financing to, large, multi-product private equity and private credit firms through two investment strategies (GP minority stakes and GP debt financing), and also includes a professional sports minority stakes strategy, and
•Real Assets, which includes a net lease strategy, which focuses on acquiring net-leased real estate occupied by investment grade and creditworthy tenants; a real estate credit strategy which offers a diverse range of competitive financing solutions; and digital infrastructure, which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
The Company received an exemptive order that permits it to offer multiple classes of shares of common stock and to impose varying sales loads, asset-based servicing and/or distribution fees and early withdrawal fees. The Company is currently publicly offering on a continuous basis up to $15,000,000,000 in any combination of shares of Class S, Class D and Class I common stock and previously offered on a continuous basis up to $30,000,000,000 in any combination of Class S, Class D and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock is offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager” or “Blue Owl Securities”). The Dealer Manager is entitled to receive upfront selling commissions of up to 3.50% of the offering price of each Class S share sold in the offering and 1.50% of the offering price of each Class D share sold. Class I shares are not subject to upfront selling commissions. Any upfront

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

selling commissions for the Class S shares and Class D shares sold in the offering will be deducted from the purchase price. Class S, Class D and Class I shares were offered at initial purchase prices per shares of $10.35, $10.15 and $10.00, respectively. Currently, the purchase price per share for each class of common stock varies, but will not be sold at a price below the Company’s net asset value per share of such class, as determined in accordance with the Company’s share pricing policy, plus applicable upfront selling commissions. The Company also engages in private placement offerings of its common stock.
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
Consolidation
As provided under Regulation S-X and ASC 946—Financial Services—Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries that meet the aforementioned criteria in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company does not consolidate its equity interests in joint ventures or specialty finance companies, see “Note 3 — Agreements and Related Party Transactions — Controlled, Affiliated/Non-Controlled and Affiliated Portfolio Companies” and “Note 4 — Investments — Joint Ventures” for additional details.
Cash, Restricted Cash and Foreign Cash
Cash consists of deposits held at custodian banks and restricted cash pledged as collateral. Cash is carried at cost, which approximates fair value. The Company deposits its cash with highly-rated banking corporations and, at times, may exceed the insured limits under applicable law. Restricted cash primarily relates to cash held as collateral for interest rate swaps.
The following table provides a reconciliation of cash, restricted cash and foreign cash, as reported on the Consolidated Statements of Assets and Liabilities to the total of such amounts shown as of the end of the applicable period as reported on the Consolidated Statements of Cash Flows:

	As of September 30, 2026	As of December 31, 2025
Cash	$552,562	$709,746
Restricted cash	183,449	23,727
Foreign cash	8,957	3,081
Cash and restricted cash, including foreign cash	$744,968	$736,554
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
The Company applies Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
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
The Company applies the practical expedient provided by the ASC 820 relating to investments in certain entities that calculate net asset value per share (or its equivalent). ASC 820 permits an entity holding investments in certain entities that either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy as per ASC 820.
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
Derivative Instruments
The Company follows the guidance in ASC 815 Derivatives and Hedging, when accounting for all derivative instruments. The Company designated certain interest rate swaps as hedging instruments, and as a result, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s interest rate swaps are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available. For all other derivatives, including forwards, the Company does not utilize hedge accounting and values such derivatives at fair value with the unrealized gains or losses recorded in net change in unrealized gain (loss) from translation of assets and liabilities in foreign currencies and other transactions in the Company’s Consolidated Statements of Operations.
The Company enters into International Swaps and Derivatives Association master netting agreements (“ISDA Agreements”) with each of its derivatives counterparties. The Company has determined it has a legal right to offset the recognized amounts under ISDA Agreements by counterparty, and it intends to settle on a net basis. As a result, the Company classifies by counterparty net derivative assets in the line item prepaid expenses and other assets, and net derivative liabilities in the line item accrued expenses and other liabilities in the Company’s Consolidated Statements of Assets and Liabilities. The Company nets all of its derivatives by counterparty across all derivative instruments, not taking into account collateral posted, which is recorded separately as restricted cash, if applicable.
The Company uses foreign currency forward contracts to reduce the Company’s exposure to fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Purchases and settlements of foreign currency forward contracts with the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization and accretion of discounts or premiums. Certain investments may have contractual PIK interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event.
PIK interest and PIK dividend income consisted of the following for the periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
PIK Interest Income	$37,448	$31,296	$112,326	$92,295
PIK Interest Income as a % of Investment Income	4.4%	3.8%	4.4%	4.0%
PIK Dividend Income	$16,351	$14,997	$47,381	$42,682
PIK Dividend Income as a % of Investment Income	1.9%	1.8%	1.9%	1.9%
Total PIK Income	$53,799	$46,293	$159,707	$134,977
Total PIK Income as a % of Investment Income	6.3%	5.7%	6.3%	5.9%
Discounts and premiums to par value on securities purchased are accreted or amortized, as applicable, into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization and accretion of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
Investments are generally placed on non-accrual status when it is not probable that principal or interest will be collected in full. Accrued but unpaid interest is generally reversed when an investment is placed on non-accrual status.
Accrued interest receivable is generally not carried as an asset once a loan is placed on non-accrual status unless collection is considered probable. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Cash receipts on non-accrual loans are recognized as interest income only when collection of principal is probable and otherwise are applied as a reduction of the loan’s recorded investment.
If at any point the Company believes PIK interest is not probable of being realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual investments are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are probable to remain current. Management may make exceptions to this treatment and determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and collection is probable. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.
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
Offering Expenses
Costs associated with the offering of common shares of the Company are capitalized as deferred offering expenses and are included in prepaid expenses and other assets in the Consolidated Statements of Assets and Liabilities and are amortized over a twelve-month period from incurrence. Expenses for any additional offerings are deferred as incurred and amortized over a twelve-month period. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s share offerings, the preparation of the Company’s registration statement, and registration fees.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Debt Issuance Costs
The Company records origination and other expenses related to its debt obligations as debt issuance costs. These expenses are deferred and amortized utilizing the effective yield method or straight-line method, over the estimated life of the related debt instrument. Debt issuance costs are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the Consolidated Statements of Assets and Liabilities as an asset until the debt liability is recorded.
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
Segment Reporting
In accordance with ASC 280 – “Segment Reporting (ASC 280),” the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
The Company operates through a single operating and reporting segment with an investment objective to generate both current income, and to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officer, president, and chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in shareholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.
New Accounting Pronouncements
In September 2026, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2026-03, “Fair Value Measurement (Topic 820),” which requires that a contractual restriction on the sale of an equity security be considered in measuring the fair value of the equity security and disclose the amount of the discount attributable to the contractual sale restriction. ASU 2026-03 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted and application of the amendments prospectively are required for all equity securities with any adjustments from the adoption of the amendments recognized in earnings. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.
Note 3. Agreements and Related Party Transactions
As of September 30, 2026, the Company had payables to affiliates of $87.6 million, comprised of $61.3 million of accrued performance based incentive fees, $19.2 million of management fees, and approximately $7.1 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement. As of December 31, 2025, the Company had payables to affiliates of $92.6 million, comprised of $62.6 million of accrued performance based incentive fees, $20.7 million of management fees, and $9.3 million of costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement.

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
Unless earlier terminated as described below, the Administration Agreement will remain in effect from year to year if approved annually by (1) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company (within the meaning of the 1940 Act) and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. On May 4, 2026, the Board approved the continuation of the Administration Agreement. The Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company (within the meaning of the 1940 Act), or by the vote of the Board or by the Adviser.
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
The table below presents costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Costs and expenses reimbursable to the Adviser	$3,443	$2,240	$9,610	$6,557
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
Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year-to-year if approved annually by (1) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company (within the meaning of the 1940 Act) and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act.
The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of penalty, the Company may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice. The decision to terminate the Investment Advisory Agreement may be made by a majority of the Board of Directors or the shareholders holding a majority (as defined under the 1940 Act) of the outstanding shares of the Company’s common stock. In addition, without payment of penalty, the Adviser may generally terminate the Investment Advisory Agreement upon 120 days’ written notice.
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
The table below presents the management fees for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Management fees	$58,417	$56,162	$181,504	$154,357
Management fee waivers	(233)	(247)	(698)	(534)
Management fees, net of management fee waivers	$58,184	$55,915	$180,806	$153,823
Pursuant to the Investment Advisory Agreement, the Adviser is entitled to an incentive fee. The incentive fee consists of two parts: (i) an incentive fee on income and (ii) an incentive fee on capital gains. Each part of the incentive fee is outlined below.
The incentive fee on income is calculated and payable quarterly in arrears and is based upon the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. In the case of a liquidation of the Company or if the Investment Advisory Agreement is terminated, the fee will also become payable as of the effective date of the event.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The table below presents the incurred performance based incentive fees based on net investment income and accrued capital gains based incentive fees for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Performance based incentive fees based on net investment income	$61,329	$60,105	$182,940	$169,604
Total incentive fees	$61,329	$60,105	$182,940	$169,604
Under the terms of the Investment Advisory Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the continuous public offering until all organization and offering costs paid by the Adviser or its affiliates have been recovered. The Adviser is responsible for the payment of the Company’s organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by the Company. The Company bears all other expenses of its operations and transactions including, without limitation, those relating to: expenses deemed to be “organization and offering expenses” for purposes of Financial Industry Regulatory Authority (“FINRA”) Conduct Rule 2310(a)(12) (exclusive of commissions, the dealer manager fee, any discounts and other similar expenses paid by investors at the time of sale of the Company’s stock); the cost of corporate and organizational expenses relating to offerings of shares of common stock, subject to limitations included in the Investment Advisory Agreement; the cost of calculating the Company’s net asset value, including the cost of any third-party valuation services; the cost of effecting any sales and repurchases of the common stock and other securities; fees and expenses payable under any dealer manager agreements, if any; debt service and other costs of borrowings or other financing arrangements; costs of hedging; expenses, including travel expense, incurred by the Adviser, or members of the Adviser’s investment team, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing the Company’s rights; escrow agent, transfer agent and custodial fees and expenses; fees and expenses associated with marketing efforts; federal and state registration fees, any stock exchange listing fees and fees payable to rating agencies; federal, state and local taxes; independent directors’ fees and expenses, including certain travel expenses; costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration fees, listing fees and licenses, and the compensation of professionals responsible for the preparation of the foregoing; the costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs); the costs of any shareholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters; commissions and other compensation payable to brokers or dealers; research and market data; fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums; direct costs and expenses of administration, including printing, mailing, long distance telephone and staff; fees and expenses associated with independent audits, outside legal and consulting costs; costs of winding up; costs incurred in connection with the formation or maintenance of entities or vehicles to hold the Company’s assets for tax or other purposes; extraordinary expenses (such as litigation or indemnification); and costs associated with reporting and compliance obligations under the Advisers Act and applicable federal and state securities laws. Notwithstanding anything to the contrary contained herein, the Company shall reimburse the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to the business affairs of the Company). Any such reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates.
The table below presents organization and offering costs reimbursable to the Adviser that were incurred by the Company for the following periods subject to the 1.5% organization and offering cost cap:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Organization & offering costs	$53	$229	$111	$459
From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms.
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the Board and other conditions. On May 6, 2025, the Company, the Adviser and certain of their affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Order”) by the SEC for the Company to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of directors who are not “interested persons” of the Company, the Adviser, or any of their respective affiliates, as defined in the 1940 Act (“Independent Directors”) make certain conclusions in connection with certain co-investment transactions, including (1) when the Company co-invests with an affiliated entity (as defined in the co-investment application) in an issuer where an affiliated entity has an existing investment in the issuer unless the transaction is completed on a pro rata basis, and (2) if the Company disposes of an asset acquired in a co-investment transaction unless the disposition is done on a pro rata basis or the disposition is of a tradable security. Pursuant to the Order, the Board oversees the Company’s participation in the co-investment program. As required by the Order, the Company has adopted, and the Board, including a required majority of the Independent Directors, has approved, policies and procedures reasonably designed to ensure compliance with the conditions of the Order. The Board, including a required majority of the Independent Directors, also reviewed the Co-Investment Policies of the Adviser to ensure that they are reasonably designed to prevent the Company from being disadvantaged by participation in the co-investment program. The Adviser and the Company’s Chief Compliance Officer will also provide reporting to the Board.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The Company will not pay an ongoing servicing fee with respect to the Company’s outstanding Class I shares. The table below presents the shareholder servicing fees for Class S and D shares for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Shareholder servicing fees - Class S	$12,909	$13,130	$39,287	$36,402
Shareholder servicing fees - Class D	243	353	848	1,021
Total Shareholder Servicing Fees	$13,152	$13,483	$40,135	$37,423

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
License Agreement
On July 6, 2023, the Company entered into a license agreement (the “License Agreement”), with an affiliate of Blue Owl, pursuant to which the Company was granted a non-exclusive license to use the name “Blue Owl.” Under the License Agreement, the Company has a right to use the Blue Owl name for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Blue Owl” name or logo.
Controlled, Affiliated/Non-Controlled and Affiliated Portfolio Companies
Under the 1940 Act, the Company is required to separately identify investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments.
The Company has made investments in controlled, affiliated companies, including OCIC SLF, Credit SLF and Blue Owl Leasing, Amergin AssetCo, Fifth Season Investments LLC (“Fifth Season”), BOCSO, LSI Financing LLC and Owl HP Finance. For further description of OCIC SLF, Credit SLF, and Blue Owl Leasing, see “Note 4 — Investments — Joint Ventures.”
The Company has also made investments in non-controlled, affiliated companies, including LSI Financing 1 DAC (“LSI Financing DAC”) and Wingspire Capital Holdings LLC (“Wingspire”).
Amergin was created to invest in a leasing platform focused on railcar and aviation assets. Amergin consists of Amergin AssetCo and Amergin Asset Management, LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of September 30, 2026, the Company’s commitment to Amergin AssetCo is $231.7 million, of which $78.5 million is equity and $153.2 million is debt. As of September 30, 2026, the fair value of the Company’s investment in Amergin AssetCo was $236.3 million. The Company does not consolidate its equity interest in Amergin AssetCo.
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, the Company made an initial equity commitment to Fifth Season. As of September 30, 2026, the fair value of the Company’s investment in Fifth Season is $389.8 million. The Company does not consolidate its equity interest in Fifth Season.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

BOCSO is comprised of portfolio companies BOCSO 2025 and BOCSO 2026 each of which were formed to hold alternative credit assets, including ABF. ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. On September 18, 2025, the Company made an initial equity contribution to BOCSO 2025 and made initial equity contributions to BOCSO 2026. As of September 30, 2026, the Company’s investment at fair value in BOCSO 2025 was $216.2 million and the Company’s total commitment was $216.2 million. As of September 30, 2026, the Company’s investment at fair value in BOCSO 2026 was $29.9 million and the Company’s total commitment was $29.9 million. The Company does not consolidate its equity interest in BOCSO.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory Agreement equal to the Company’s pro rata amount of such consulting fee. On November 25, 2024, the Company made an initial equity commitment to LSI Financing LLC. As of September 30, 2026, the fair value of the Company’s investment in LSI Financing LLC is $510.3 million and the Company’s total commitment is $611.0 million. The Company does not consolidate its equity interest in LSI Financing LLC.
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial equity commitment to LSI Financing DAC. As of September 30, 2026, the fair value of the Company’s investment in LSI Financing DAC is $3.4 million and total commitment is $3.3 million. The Company does not consolidate its equity interest in LSI Financing DAC.
Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle-market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic/bridge financings. Wingspire conducts its business through an indirectly owned subsidiary, Wingspire Capital LLC. On November 7, 2025, the Company made its initial commitment to Wingspire. As of September 30, 2026, the fair value of the Company’s investment in Wingspire is $87.3 million and the Company’s total commitment is $295.0 million. The Company does not consolidate its equity interest in Wingspire.
Owl-HP Finance is an investment partnership with Hearthstone Residential Holdings (“Hearthstone”), a majority-owned subsidiary of Five Point Holdings, LLC (NYSE:FPH). Owl-HP Finance was created to invest in residential land banking (or lot option) programs that provide capital to public home builders. As of September 30, 2026, the Company’s investment at fair value in Owl-HP Finance was $74.0 million and the Company’s total commitment was $215.5 million. The Company does not consolidate its equity interest in Owl-HP Finance.
Note 4. Investments
Investments at fair value and amortized cost consisted of the below as of the following periods:

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$30,767,734	$30,422,989	$31,727,075	$31,597,264
Second-lien senior secured debt investments	1,445,880	1,292,518	1,554,896	1,500,498
Unsecured debt investments	395,666	386,458	463,745	479,850
Specialty finance debt investments	153,218	153,218	134,800	134,800
Preferred equity investments	534,123	527,468	508,942	496,312
Common equity investments	437,041	536,324	370,541	435,238
Specialty finance equity investments	1,307,162	1,396,079	814,147	900,635
Joint ventures	466,259	399,053	409,012	374,351
Total Investments	$35,507,083	$35,114,107	$35,983,158	$35,918,948

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The industry composition of investments based on fair value consisted of the below as of the following periods:

	September 30, 2026	December 31, 2025
Advertising and media	1.2%	1.3%
Aerospace and defense	0.9	0.9
Asset based lending and fund finance(1)	2.0	1.5
Automotive aftermarket(2)	0.0	0.0
Automotive services	1.9	2.1
Buildings and real estate(3)	3.2	2.9
Business services	3.5	3.9
Chemicals	2.5	2.1
Consumer products	1.2	1.6
Containers and packaging	2.2	2.7
Distribution	1.8	2.5
Education	0.5	0.6
Energy equipment and services	—	0.2
Financial services	6.2	6.5
Food and beverage	4.5	4.7
Healthcare equipment and services	6.6	7.0
Healthcare providers and services	14.2	13.9
Healthcare technology	5.6	5.6
Household products	1.4	1.5
Human resource support services	0.6	0.7
Infrastructure and environmental services	2.6	2.3
Insurance(4)	8.9	8.8
Internet software and services	14.1	11.6
Joint ventures(5)	1.1	1.0
Leisure and entertainment	2.8	2.8
Manufacturing	0.7	2.0
Pharmaceuticals(6)	2.2	1.4
Professional services	4.7	4.8
Specialty retail	0.9	0.9
Telecommunications	1.5	1.7
Transportation	0.5	0.5
Total	100.0%	100.0%
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
(6)Includes equity investments in LSI Financing DAC and LSI Financing LLC.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The geographic composition of investments based on fair value consisted of the below as of the following periods:

	As of September 30, 2026	As of December 31, 2025
United States:
Midwest	16.9%	17.5%
Northeast	20.8	21.9
South	34.2	32.8
West	18.9	19.2
International	9.2	8.6
Total	100.0%	100.0%
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
The table below sets forth OCIC SLF’s consolidated financial data as of and for the following periods:

	As of September 30, 2026	As of December 31, 2025
Consolidated Balance Sheet Data
Cash	$68,633	$58,827
Investments at fair value	1,623,011	1,626,107
Total Assets	1,720,776	1,704,149
Total Debt (net of unamortized debt issuance costs)	1,313,592	1,312,107
Total Liabilities	1,415,183	1,383,769
Total OCIC SLF Members' Equity	$305,593	$320,380

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Consolidated Statement of Operations Data
Income
Investment income	$28,655	$32,719	$85,109	$98,694
Expenses
Net operating expenses	19,061	23,673	60,249	67,602
Net investment income (loss)	$9,594	$9,046	$24,860	$31,092
Total net realized and unrealized gain (loss)	7,504	(3,638)	(29,787)	(26,618)
Net Increase (Decrease) in OCIC SLF Members' Equity Resulting from Operations	$17,098	$5,408	$(4,927)	$4,474
The Company’s proportional share of OCIC SLF’s distributions for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Dividend income	$8,395	$10,245	$21,335	$29,234
Blue Owl Credit SLF LLC
Credit SLF, is a joint venture among the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Technology Finance Corp., Blue Owl Technology Income Corp., and State Teachers Retirement System of Ohio (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”).
Credit SLF makes investments primarily in senior secured broadly syndicated loans to U.S. middle market companies. It was formed in May 2024 and made its first portfolio company investment in July 2024.
Credit SLF is managed by a board of directors comprised of an equal number of directors appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Credit SLF Members coinvest through Credit SLF, or its wholly owned subsidiaries.
Other than for purposes of the 1940 Act, the Company does not believe it has control over Credit SLF. Accordingly, the Company does not consolidate its non-controlling interest in Credit SLF.
On May 15, 2025 the Credit SLF Members modified their capital commitments to Credit SLF and the Company’s capital commitment was increased to $46.3 million. On September 4, 2025, certain Credit SLF Members increased their capital commitments to Credit SLF and the Company’s capital commitment was increased to $87.2 million. In the first quarter of 2026, certain Credit SLF Members further increased their capital commitments to Credit SLF and the Company’s capital commitment was increased to $136.4 million all of which was fully funded as of September 30, 2026.
As of September 30, 2026, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)
Blue Owl Capital Corporation	$446,460	$446,460	59.8%
Blue Owl Capital Corporation II(2)	244	244	0.0%
Blue Owl Credit Income Corp.	136,419	136,419	18.3%
Blue Owl Technology Finance Corp.	53,812	53,812	7.2%
Blue Owl Technology Income Corp.	16,161	16,161	2.2%
State Teachers Retirement System of Ohio	93,299	93,299	12.5%
Total	$746,395	$746,395	100.0%
_______________
(1)    This represents each equity holder’s ownership percentage at September 30, 2026 based on net contributed capital.
(2)    Economic ownership interest for Blue Owl Capital Corporation II is 0.03%.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The table below sets forth Credit SLF’s consolidated financial data as of and for the following periods:

	As of September 30, 2026	As of December 31, 2025
Consolidated Balance Sheet Data
Cash	$280,819	$124,718
Investments at fair value	3,233,925	2,343,367
Total Assets	3,563,987	2,477,523
Total Debt (net of unamortized debt issuance costs)	2,536,069	1,728,363
Total Liabilities	2,868,241	1,863,454
Total Credit SLF Members’ Equity	$695,746	$614,069

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025(1)
Consolidated Statement of Operations Data
Investment income	$49,699	$38,037	$132,756	$93,154
Net operating expenses	32,238	22,351	83,454	54,491
Net investment income (loss)	$17,461	$15,686	$49,302	$38,663
Total net realized and unrealized gain (loss)	13,584	(2,345)	(46,032)	(9,129)
Net Increase (Decrease) in Credit SLF Members’ Equity Resulting from Operations	$31,045	$13,341	$3,270	$29,534
The Company’s proportional share of Credit SLF’s distributions for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Dividend income	$3,067	$1,067	$7,006	$1,520
Blue Owl Leasing LLC
Blue Owl Leasing is a joint venture among the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Technology Finance Corp., Blue Owl Technology Income Corp., Blue Owl Alternative Credit Fund and California State Teachers Retirement System (each, a “Blue Owl Leasing Member” and collectively, the “Blue Owl Leasing Members”).
Blue Owl Leasing makes investments primarily in secured fixed-rate equipment leases and loans.
Blue Owl Leasing is managed by the Blue Owl Leasing Members who must unanimously approve investment decisions. Blue Owl Leasing Members coinvest through Blue Owl Leasing, or its wholly owned subsidiaries.
Other than for purposes of the 1940 Act, the Company does not believe it has control over Blue Owl Leasing. Accordingly, the Company does not consolidate its non-controlling interest in Blue Owl Leasing.
Blue Owl Leasing’s investments at fair value are determined in accordance with ASC 820, as amended; however, such fair value is not included in the Company’s valuation process.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

As of September 30, 2026, the capital commitment, contributed capital and economic ownership of each Blue Owl Leasing Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)
Blue Owl Capital Corporation	$860	$860	2.2%
Blue Owl Capital Corporation II	90	90	0.2%
Blue Owl Credit Income Corp.	30,952	1,900	4.7%
Blue Owl Technology Finance Corp.	8,955	800	2.0%
Blue Owl Technology Income Corp.	3,918	350	0.9%
Blue Owl Alternative Credit Fund	31,000	31,000	77.5%
California State Teachers Retirement System	10,825	5,000	12.5%
Total	$86,600	$40,000	100.0%
_______________
(1)     This represents each equity holder’s ownership percentage at September 30, 2026, based on net contributed capital.
The table below sets forth Blue Owl Leasing’s consolidated financial data as of and for the following periods:

	As of September 30, 2026	As of December 31, 2025(1)
Consolidated Balance Sheet Data
Cash	$5,073	$34,555
Investments at fair value	55,215	39,628
Total Assets	60,801	74,531
Total Debt (net of unamortized debt issuance costs)	20,151	9,754
Total Liabilities	21,224	10,076
Total Blue Owl Leasing Members’ Equity	$39,577	$64,455
_______________
(1)     Blue Owl Leasing’s date of inception was June 30, 2025.

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2026	2026
Consolidated Statement of Operations Data
Income
Investment income	$1,136	$3,223
Expenses
Net operating expenses	787	2,443
Net investment income (loss) before taxes	$349	$780
Tax expense (benefit)	8	8
Net investment income (loss) after taxes	$341	$772
Total net realized and unrealized gain (loss)	(344)	(450)
Net Increase (Decrease) in Blue Owl Leasing Members’ Equity Resulting From Operations	$(3)	$322
The Company’s proportional share of Blue Owl Leasing’s distributions for the following periods:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2026	2026
Dividend income	$17	$58

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. The Company’s asset coverage was 204% and 223% as of September 30, 2026 and December 31, 2025, respectively.
Debt obligations consisted of the following as of the following periods:

	September 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Unused Portion(7)	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)(3)(6)	$4,200,000	$454,584	$3,675,808	$3,675,808	$(26,901)	$427,683
SPV Asset Facility I	650,000	113,700	536,300	288,025	(6,821)	106,879
SPV Asset Facility II	2,000,000	902,000	1,098,000	227,944	(14,939)	887,061
SPV Asset Facility III	2,000,000	1,180,500	819,500	119,187	(13,799)	1,166,701
SPV Asset Facility IV	500,000	40,100	459,900	260,160	(4,844)	35,256
SPV Asset Facility V	750,000	606,250	143,750	86,860	(4,298)	601,952
SPV Asset Facility VI	1,350,000	682,400	667,600	272,495	(8,322)	674,078
SPV Asset Facility VII	500,000	344,000	156,000	80,419	(2,069)	341,931
SPV Asset Facility VIII	1,000,000	625,000	375,000	183,744	(4,897)	620,103
SPV Asset Facility IX	300,000	214,600	85,400	85,400	(2,214)	212,386
SPV Asset Facility X	750,000	378,000	372,000	29,364	(4,127)	373,873
SPV Asset Facility XI	500,000	250,000	250,000	14,441	(1,351)	248,649
CLO VIII	375,000	375,000	—	—	(2,067)	372,933
CLO XI	272,000	272,000	—	—	(3,717)	268,283
CLO XV	312,000	312,000	—	—	(2,319)	309,681
CLO XVI	420,000	420,000	—	—	(2,256)	417,744
CLO XVII	325,000	325,000	—	—	(2,393)	322,607
CLO XVIII	260,000	260,000	—	—	(1,578)	258,422
CLO XIX	260,000	260,000	—	—	(1,729)	258,271
CLO XXII	737,500	737,500	—	—	(2,688)	734,812
CLO XXIV	600,000	600,000	—	—	(2,736)	597,264
February 2027 Notes	500,000	500,000	—	—	(584)	499,416
September 2027 Notes(4)	600,000	600,000	—	—	1,882	594,879
AUD 2027 Notes(2)(4)(5)	302,154	302,154	—	—	(1,062)	308,380
May 2028 Notes(4)	500,000	500,000	—	—	(4,608)	487,697
June 2028 Notes(4)	650,000	650,000	—	—	3,738	639,389
January 2029 Notes(4)	550,000	550,000	—	—	108	534,234
June 2029 Notes(4)	700,000	700,000	—	—	(8,870)	683,352
September 2029 Notes(4)	900,000	900,000	—	—	(5,590)	878,559
March 2030 Notes(4)	1,000,000	1,000,000	—	—	(14,956)	932,062
EUR 2031 Notes(2)(4)	568,119	568,119	—	—	(7,984)	532,725
March 2031 Notes(4)	750,000	750,000	—	—	(13,660)	706,119
October 2031 Notes(4)	800,000	800,000	—	—	(18,036)	756,136
Total Debt	$25,881,773	$17,172,907	$8,639,258	$5,323,847	$(185,687)	$16,789,517
_______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.
(3)The amount available and unused portion are reduced by $69.6 million of outstanding letters of credit.
(4)Net carrying value is inclusive of change in fair market value of effective hedge.
(5)AUD 2027 Notes are net of a cross-currency swap.
(6)As of September 30, 2026, the Company’s Revolving Credit Facility borrowing base value was $13.26 billion excluding cash.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$268,048	$236,306	$769,502	$685,679
Amortization of debt issuance costs	12,608	12,438	36,024	37,403
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items included in interest expense(1)	(601)	3,518	(1,028)	(4,297)
Total Interest Expense	$280,055	$252,262	$804,498	$718,785
Average interest rate(2)	6.2%	6.6%	6.1%	6.7%
Average daily borrowings	$17,339,401	$13,923,776	$16,805,101	$13,491,922

(1)Refer to the September 2027, AUD 2027, May 2028, June 2028, January 2029, June 2029, September 2029, March 2030, EUR 2031, March 2031 and October 2031 Notes below and to “Note 7 — Derivative Instruments” for details on the facilities’ interest rate swaps.
(2)Includes the impact of fees on undrawn portions of the Company’s credit facilities for the three and nine months ended September 30, 2026.
Credit Facilities
Revolving Credit Facility
On August 11, 2022, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Revolving Credit Lender” and collectively, the “Revolving Credit Lenders”) and Sumitomo Mitsui Banking Corporation, as Administrative Agent. On September 16, 2026, the Revolving Credit Facility was amended to extend the availability period and maturity date, increase the total facility amount and make various other changes. The following describes the terms of the Revolving Credit Facility as modified through September 16, 2026.
The Revolving Credit Facility is guaranteed by certain subsidiaries of ours in existence as of September 16, 2026, and will be guaranteed by certain subsidiaries of ours that are formed or acquired by us thereafter (each a “Guarantor” and collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
The Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $4.20 billion, which is comprised of (a) a term loan in a principal amount of $150.0 million and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $4.05 billion (increased from $3.75 billion to $4.05 billion on September 16, 2026). The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $6.30 billion through the Company’s exercise of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
The availability period under the Revolving Credit Facility will terminate on September 16, 2030 (the “Revolving Credit Facility Commitment Termination Date”). The Revolving Credit Facility will mature on September 16, 2031 (the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility in U.S. dollars bear interest at term SOFR plus any applicable credit adjustment spread plus margin of 1.65% to 1.775% per annum, depending on the ratio of the Borrowing Base (as defined in the Revolving Credit Facility) to the Combined Debt Amount (as defined in the Revolving Credit Facility), or the alternative base rate plus margin of 0.875% per annum. With respect to loans denominated in U.S. dollars, the Company may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility in other permitted currencies bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 1.65% to 1.775% per annum, depending on the ratio of the Gross Borrowing Base to the Combined Debt Amount. Beginning on and after the Revolving Credit Facility Fourth Amendment Date, the Company also pays a fee of 0.350% on undrawn amounts under the Revolving Credit Facility.

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
SPV Asset Facility I
On September 16, 2021 (the “SPV Asset Facility I Closing Date”), Core Income Funding I LLC (“Core Income Funding I”), a Delaware limited liability company, entered into a Credit Agreement (the “SPV Asset Facility I”), with Core Income Funding I, as borrower, the lenders from time to time parties thereto (the “SPV Asset Facility I Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company as Collateral Agent, Collateral Administrator, Custodian and Document Custodian. The parties to the SPV Asset Facility I have entered into various amendments, including to increase or decrease the amount available under the facility, replace the Collateral Custodian, extend the termination date and extend the maturity date, and make various other changes. The following describes the terms of the SPV Asset Facility I as amended through July 24, 2025.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

SPV Asset Facility II
On October 5, 2021, Core Income Funding II LLC (“Core Income Funding II”), a Delaware limited liability company, entered into a loan and financing and servicing agreement (as amended through the date hereof, the “SPV Asset Facility II”), with Core Income Funding II, as borrower, us, as equityholder and service provider, the lenders from time to time parties thereto (the “SPV Asset Facility II Lenders”), Deutsche Bank AG, New York Branch, as Facility Agent, State Street Bank and Trust Company, as collateral agent and collateral custodian. The parties to the SPV Asset Facility II have entered into various amendments, including to increase the amount available under the facility, extend the revolving period and termination date, change the interest rate and make various other changes. The following describes the terms of the SPV Asset Facility II as amended through April 18, 2025.
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
SPV Asset Facility III
On March 24, 2022 (the “SPV Asset Facility III Closing Date”), Core Income Funding III LLC (“Core Income Funding III”), a Delaware limited liability company, entered into a Credit Agreement (the “SPV Asset Facility III”), with Core Income Funding III, as borrower, the Adviser, as servicer, the lenders from time to time parties thereto (the “SPV Asset Facility III Lenders”), Bank of America, N.A., as administrative agent, State Street Bank and Trust Company, as collateral agent, Alter Domus (US) LLC as collateral custodian and Bank of America, N.A., as sole lead arranger and sole book manager. The parties to the SPV Asset Facility III have entered into various amendments, including to increase the maximum principal amount available under the facility, extend the availability period and maturity date, change the interest rate, replace the collateral custodian and make various other changes. The following describes the terms of SPV Asset Facility III amended through May 22, 2025.
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
The SPV Asset Facility III provides for the ability to draw and redraw revolving loans under the SPV Asset Facility III for a period of up to three years after May 22, 2025 unless the commitments are terminated sooner as provided in the SPV Asset Facility III (the “SPV Asset Facility III Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility III will mature on May 22, 2030 (the “SPV Asset Facility III Stated Maturity”). To the extent the commitments are terminated or permanently reduced during the first year following May 22, 2025, Core Income Funding III may owe a prepayment penalty. Prior to the SPV Asset Facility III Stated Maturity, proceeds received by Core Income Funding III from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility III Stated Maturity, Core Income Funding III must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

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
SPV Asset Facility IV
On March 16, 2022 (the “SPV Asset Facility IV Closing Date”), Core Income Funding IV LLC (“Core Income Funding IV”), a Delaware limited liability company, entered into a Credit Agreement (the “SPV Asset Facility IV”), with Core Income Funding IV, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility IV Lenders”), Sumitomo Mitsui Banking Corporation, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian and Alter Domus (US) LLC as Document Custodian. On February 28, 2025, the parties to the SPV Asset Facility IV entered into Amendment No. 1 in order to replace Alter Domus (US) as collateral custodian with State Street Bank and Trust Company and make various other changes. The following describes the terms of SPV Asset Facility IV amended through February 28, 2025.
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
SPV Asset Facility V
On March 9, 2023, Core Income Funding V LLC (“Core Income Funding V”), a Delaware limited liability company, entered into a loan and security agreement (the “SPV Asset Facility V”), with Core Income Funding V, as Borrower, the Company, as Servicer and Equityholder, the lenders from time to time parties thereto (the “SPV Asset Facility V Lenders”), Wells Fargo Bank, National Association, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, and Alter Domus (US) LLC as Collateral Custodian. The parties to the SPV Asset Facility V have entered into various amendments, including to increase the amount available under the facility, replace the Collateral Custodian and make various other changes. On April 29, 2025, the parties to the SPV Asset Facility V entered into the Third Amendment to Loan and Security Agreement. The following describes the terms of SPV Asset Facility V as amended through April 29, 2025.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Amounts drawn bear interest at Daily Simple SOFR plus a weighted average spread equal to 1.60% per annum for the portion of the assets constituting broadly syndicated loans and 2.05% for the portion of the assets not constituting broadly syndicated loans, which spread will increase by 2.00% per annum upon the occurrence and during the existence of an event of default or following the SPV Asset Facility V Termination Date (such spread, the “SPV Asset Facility V Applicable Spread”). Daily Simple SOFR may be replaced as a base rate under certain circumstances. During the SPV Asset Facility V Reinvestment Period, Core Income Funding V will pay an undrawn fee of 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility V that are not subject to the separate, higher fee described below. On and after April 29, 2025 and during the SPV Asset Facility V Reinvestment Period, if the undrawn commitments are in excess of a certain portion (initially 40% and decreasing to 32.5%) of the total commitments under the SPV Asset Facility V, such portion will not be subject to the undrawn fee described above, but Core Income Funding V will pay a separate fee on this portion of the undrawn commitments equal to 1.25% multiplied by such excess undrawn commitment amount over 40% or 32.5% of the total commitments, as applicable.
SPV Asset Facility VI
On August 29, 2023 (the “SPV Asset Facility VI Closing Date”), Core Income Funding VI LLC (“Core Income Funding VI”), a Delaware limited liability company, entered into a Credit Agreement (the “SPV Asset Facility VI”), with Core Income Funding VI LLC, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility VI Lenders”), The Bank of Nova Scotia, as Administrative Agent and State Street Bank and Trust Company as Collateral Agent, Collateral Administrator, Custodian and Document Custodian. The parties to the SPV Asset Facility VI have entered into various amendments, including to reduce the term commitment under the SPV Asset Facility VI and prepay all of the outstanding term loans, replace the collateral custodian and make various other changes. On October 10, 2025, the parties to SPV Asset Facility VI entered into Amendment No. 4 to SPV Asset Facility VI. The following describes the terms of SPV Asset Facility VI as amended through May 5, 2026.
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
The SPV Asset Facility VI provides for the ability to draw and redraw revolving loans under the SPV Asset Facility VI for a period after May 5, 2026 until April 10, 2028 unless the revolving commitments are terminated sooner as provided in the SPV Asset Facility VI (the “SPV Asset Facility VI Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility VI will mature on April 10, 2035 (the “SPV Asset Facility VI Stated Maturity”). Prior to the SPV Asset Facility VI Stated Maturity, proceeds received by Core Income Funding VI from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility VI Stated Maturity, Core Income Funding VI must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.
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
SPV Asset Facility VII
On May 21, 2024 (the “SPV Asset Facility VII Closing Date”), Core Income Funding VII LLC (“Core Income Funding VII”), a Delaware limited liability company, entered into a Credit Agreement (the “SPV Asset Facility VII”), with Core Income Funding VII LLC, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility VII Lenders”), Citibank, N.A., as Administrative Agent, State Street Bank and Trust Company as Custodian, Collateral Agent and Collateral Administrator. The following describes the terms of SPV Asset Facility VII as amended through August 20, 2026.
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
Amounts drawn in U.S. dollars are benchmarked to Term SOFR, amounts drawn in British pounds are benchmarked to SONIA, amounts drawn in Canadian dollars are benchmarked to Daily Compounded CORRA, and amounts drawn in Euros are benchmarked to EURIBOR, and in each case plus a spread equal to the Applicable Margin. The “Applicable Margin” ranges from 1.60% to 2.10%, depending on the type of asset being funded by such draw and the utilization level of the SPV Asset Facility VII. Core Income Funding VII also paid Citibank an upfront fee and will reimburse certain expenses in connection with Citibank’s role as Administrative Agent. From the SPV Asset Facility VII Closing Date until the end of SPV Asset Facility VII Reinvestment Period, there is a commitment fee that steps up from the date that is nine months after the SPV Asset Facility VII Closing Date from 0.25% to up to 1.50% per annum, depending on the undrawn amount, if any, of the commitments in the SPV Asset Facility VII.
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
Amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, their cost of funds) plus an applicable margin of (i) with respect to the Class A-R Loans and the Class A-T Loans, 1.75%, (ii) with respect to the Class A-D1 Loans, 1.65%, (iii) with respect to the Class A-D2 Loans, 1.93%, (iv) with respect to the Class A-D3 Loans, 1.78% and (v) with respect to the Class A-D4 Loans, 2.06%. From the SPV Asset Facility VIII Closing Date to the SPV Asset Facility VIII Commitment Termination Date, there is a commitment fee that steps up on the date that is three months after the SPV Asset Facility VIII Closing Date from 0.25% to 0.50% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility VIII.
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
Through April 2031, a portion of the proceeds received by the CLO XI Issuer from the loans securing the CLO XI Refinancing Debt may be used by the CLO XI Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the CLO XI Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

On August 8, 2025, the CLO XII Issuer redeemed and paid in full the CLO XII Debt, plus accrued and unpaid interest thereon through, August 8, 2025.
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
CLO XXIV
On March 5, 2026 (the “CLO XXIV Closing Date”), the Company completed a $800.0 million term debt securitization transaction (the “CLO XXIV Transaction”). The secured notes and preferred shares issued in the CLO XXIV Transaction and the secured loan borrowed in the CLO XXIV Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Owl Rock CLO XXIV, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO XXIV Issuer”).
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
September 2026 Notes
On September 23, 2021, the Company issued $350.0 million aggregate principal amount of 3.125% notes due 2026 (the “September 2026 Notes”).
On September 23, 2026, the maturity date for the September 2026 Notes, the Company repaid in full all $350.0 million in aggregate principal amount of the September 2026 Notes, plus the accrued and unpaid interest thereon through, but excluding, September 23, 2026.
The September 2026 Notes were issued pursuant to the Base Indenture and the First Supplemental Indenture (together, the “September 2026 Indenture”). The September 2026 Notes bore interest at a rate of 3.125% per year payable semi-annually on March 23 and September 23 of each year, commencing on March 23, 2022.
The September 2026 Notes were the direct, general unsecured obligations and ranked senior in right of payment to all of the future indebtedness or other obligations that were expressly subordinated, or junior, in right of payment to the September 2026 Notes. The September 2026 Notes ranked pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior. The September 2026 Notes ranked effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The September 2026 Notes ranked structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

AUD 2027 Notes
On October 23, 2024, the Company issued A$450.0 million 6.500% Fixed Rate Notes due October 23, 2027 (the “AUD 2027 Notes”) under its A$2.5 billion Australian debt issuance program (the “Australian Debt Issuance Program”). The Australian Debt Issuance Program provides for the Company to issue debt securities from time to time. Debt securities issued pursuant to the Australian Debt Issuance Program (i) are issued pursuant to Regulation S under the U.S. Securities Act of 1933, as amended (the “Securities Act”), (ii) are not registered under the Securities Act, (iii) may not be offered or sold in the United States or to a U.S. person without registration under, or an applicable exemption from the registration requirements of the Securities Act, and (iv) are to be issued in amount not exceeding an aggregate of A$2.5 billion.
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
May 2028 Notes
On May 23, 2025, the Company issued $500.0 million aggregate principal amount of its 5.900% notes due 2028 (the notes initially issued on May 23, 2025 together with the registered notes issued in the exchange offer described below, the “May 2028 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act and non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. The May 2028 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
The May 2028 Notes were issued pursuant to the Base Indenture and a Tenth Supplemental Indenture, dated as of May 23, 2025 (the “Tenth Supplemental Indenture” and together with the Base Indenture, the “May 2028 Indenture”), between the Company and the

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Trustee. The May 2028 Notes will mature on May 23, 2028 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the May 2028 Indenture. The May 2028 Notes bear interest at a rate of 5.900% per year payable semi-annually on May 23 and November 23 of each year, commencing on November 23, 2025. Concurrent with the issuance of the May 2028 Notes, the Company entered into a Registration Rights Agreement (the “May 2028 Registration Rights Agreement”) for the benefit of the purchasers of the May 2028 Notes. Pursuant to the terms of the May 2028 Registration Rights Agreement, the Company filed a registration statement with the SEC and, on March 10, 2026, commenced an offer to exchange the notes initially issued on May 23, 2025 for newly issued registered notes with substantially similar terms, which expired on April 17, 2026 and was completed promptly thereafter.
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
June 2028 Notes
On June 13, 2023, the Company issued $500.0 million aggregate principal amount of its 7.950% notes due 2028 and on July 14, 2023, the Company issued an additional $150.0 million aggregate principal amount of its 7.950% notes due 2028 (the notes initially issued on June 13, 2023 and on July 14, 2023, together with the registered notes issued in the exchange offer described below, the “June 2028 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The June 2028 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
The June 2028 Notes were issued pursuant to the Base Indenture and the Fifth Supplemental Indenture (together with the Base Indenture, the “June 2028 Indenture”), between the Company and the Trustee. The June 2028 Notes will mature on June 13, 2028 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the June 2028 Indenture. The June 2028 Notes bear interest at a rate of 7.950% per year payable semi-annually on June 13 and December 13 of each year, commencing on December 13, 2023. Concurrent with the issuance of the June 2028 Notes, the Company entered into Registration Rights Agreements (together, the “June 2028 Registration Rights Agreement”) for the benefit of the purchasers of the June 2028 Notes. Pursuant to the terms of the June 2028 Registration Rights Agreement, the Company filed a registration statement with the SEC and, on April 16, 2024, commenced an offer to exchange the notes initially issued on June 13, 2023 and July 14, 2023 for newly issued registered notes with substantially similar terms, which expired on May 20, 2024 and was completed promptly thereafter.
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
January 2029 Notes
On December 4, 2023, the Company issued $550.0 million aggregate principal amount of its 7.750% notes due 2029 (the notes initially issued on December 4, 2023 together with the registered notes issued in the exchange offer described below, the “January 2029 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The January 2029 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
The January 2029 Notes were issued pursuant to the Base Indenture and a Sixth Supplemental Indenture, dated as of December 4, 2023 (the “Sixth Supplemental Indenture” and together with the Base Indenture, the “January 2029 Indenture”), between the Company and the Trustee. The January 2029 Notes will mature on January 15, 2029 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the January 2029 Indenture. The January 2029 Notes bear interest at a rate of 7.750% per year payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2024. Concurrent with the issuance of the January 2029 Notes, the Company entered into a Registration Rights Agreement (the “January 2029 Registration Rights Agreement”) for the benefit of the purchasers of the January 2029 Notes. Pursuant to the terms of the January 2029 Registration Rights Agreement, the Company filed a registration statement with the SEC and, on April 16, 2024, commenced an offer to exchange (the "April 2024 Exchange Offer") the notes initially issued on December 4, 2023 for newly issued registered notes with substantially similar terms, which expired on May 20, 2024 and was completed promptly thereafter. In addition, the Company subsequently filed a registration statement with the SEC and, on April 1, 2025, commenced an offer to exchange the notes initially issued on December 4, 2023 and not exchanged in the April 2024 Exchange Offer, for newly issued registered notes with substantially similar terms, which expired on April 1, 2025 and was completed promptly thereafter.
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
June 2029 Notes
On September 14, 2026, the Company issued $700.0 million aggregate principal amount of its 6.250% notes due 2029 (the “June 2029 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant Rule 144A under the Securities Act and non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. The June 2029 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
The June 2029 Notes were issued pursuant to the Base Indenture and a Twelfth Supplemental Indenture, dated as of September 14, 2026 (the “Twelfth Supplemental Indenture” and together with the Base Indenture, the “June 2029 Indenture”), between the Company and the Trustee. The June 2029 Notes will mature on June 15, 2029 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the June 2029 Indenture. The June 2029 Notes bear interest at a rate of 6.250% per year payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2026.
Concurrent with the issuance of the June 2029 Notes, the Company entered into a Registration Rights Agreement (the “June 2029 Registration Rights Agreement”) for the benefit of the purchasers of the June 2029 Notes. Pursuant to the June 2029 Registration Rights Agreement, the Company is obligated to file a registration statement with the SEC with respect to an offer to exchange the June 2029 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the June 2029 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the June 2029 Notes. If the Company fails to satisfy its registration obligations under the June 2029 Registration Rights Agreement, it will be required to pay additional interest to the holders of the June 2029 Notes.
The June 2029 Notes are the Company’s direct, general unsecured obligations and rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the June 2029 Notes. The June 2029 Notes rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

or other obligations that are not so subordinated, or junior, to the June 2029 Notes. The June 2029 Notes rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The June 2029 Notes rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
The June 2029 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a) of the 1940 Act, for the period of time during which the June 2029 Notes are outstanding, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the June 2029 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the June 2029 Indenture. In addition, if a change of control repurchase event, as defined in the June 2029 Indenture, occurs prior to maturity, holders of the June 2029 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the June 2029 Notes at a repurchase price equal to 100% of the aggregate principal amount of the June 2029 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date.
In connection with the September 14, 2026 issuance of the June 2029 Notes, on September 14, 2026, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $700.0 million. The Company will receive fixed rate interest at 6.250% and pay variable rate interest based on SOFR plus 1.873%. The interest rate swap mature on June 15, 2029. The interest expense related to the June 2029 Notes is equally offset by the proceeds received from the interest rate swap. The swap’s adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in net carrying value of the June 2029 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
September 2029 Notes
On May 14, 2024, the Company issued $500.0 million aggregate principal amount of its 6.600% notes due 2029 and on January 22, 2025, the Company issued an additional $400.0 million aggregate principal amount of our 6.600% notes due 2029 (the notes initially issued on May 14, 2024 and on January 22, 2025, together with the registered notes issued in the exchange offer described below, the “September 2029 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act and non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. The September 2029 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
The September 2029 Notes were issued pursuant to the Base Indenture and an Eighth Supplemental Indenture, dated as of May 14, 2024 (the “Eighth Supplemental Indenture” and together with the Base Indenture, the “September 2029 Indenture”), between the Company and the Trustee. The September 2029 Notes will mature on September 15, 2029 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the September 2029 Indenture. The September 2029 Notes bear interest at a rate of 6.600% per year payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2024. Concurrent with the issuance of the September 2029 Notes, the Company entered into Registration Rights Agreements (together, the “September 2029 Registration Rights Agreement”) for the benefit of the purchasers of the September 2029 Notes. Pursuant to the terms of the September 2029 Registration Rights Agreement, the Company filed a registration statement with the SEC and, on April 1, 2025, commenced an offer to exchange the notes initially issued on May 14, 2024 and January 22, 2025 for newly issued registered notes with substantially similar terms, which expired on April 30, 2025 and was completed promptly thereafter.
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
In connection with the May 14, 2024 issuance of the September 2029 Notes, on May 14, 2024, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $500.0 million. The Company will receive fixed rate interest at 6.600% and pay variable rate interest based on SOFR plus 2.337%. In connection with the January 22, 2025 issuance of the September 2029 Notes, on January 22, 2025, the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $400.0 million. The Company will receive fixed rate interest at 6.600% and pay variable rate interest based on SOFR plus 2.457%. The interest rate swaps mature on August 15, 2029. The interest expense related to the September 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swaps’ adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in net carrying value of the September 2029 Notes, with the remaining difference included as a component of interest expense on the Company’s Consolidated Statements of Operations.
March 2030 Notes
On September 13, 2024, the Company issued $1.00 billion aggregate principal amount of its 5.800% notes due 2030 (the notes initially issued on September 13, 2024, together with the registered notes issued in the exchange offer described below, the “March 2030 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant Rule 144A under the Securities Act and non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. The March 2030 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
The March 2030 Notes were issued pursuant to the Base Indenture and a Ninth Supplemental Indenture, dated as of September 13, 2024 (the “Ninth Supplemental Indenture” and together with the Base Indenture, the “March 2030 Indenture”), between the Company and the Trustee. The March 2030 Notes will mature on March 15, 2030 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the March 2030 Indenture. The March 2030 Notes bear interest at a rate of 5.800% per year payable semi-annually on March 15 and September 15 of each year, commencing on March 15, 2025. Concurrent with the issuance of the March 2030 Notes, the Company entered into a Registration Rights Agreement (the “March 2030 Registration Rights Agreement”) for the benefit of the purchasers of the March 2030 Notes. Pursuant to the terms of the March 2030 Registration Rights Agreement, the Company filed a registration statement with the SEC and, on April 1, 2025, commenced an offer to exchange the notes initially issued on September 13, 2024 for newly issued registered notes with substantially similar terms, which expired on April 30, 2025 and was completed promptly thereafter.
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
March 2031 Notes
On February 1, 2024, the Company issued $750.0 million aggregate principal amount of its 6.650% notes due 2031 (the notes initially issued on February 1, 2024, together with the registered notes issued in the exchange offer described below, the “March 2031 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The March 2031 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
The March 2031 Notes were issued pursuant to the Base Indenture and a Seventh Supplemental Indenture, dated as of February 1, 2024 (the “Seventh Supplemental Indenture” and together with the Base Indenture, the “March 2031 Indenture”), between the Company and the Trustee. The March 2031 Notes will mature on March 15, 2031 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the March 2031 Indenture. The March 2031 Notes bear interest at a rate of 6.650% per year payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2024. Concurrent with the issuance of the March 2031 Notes, the Company entered into a Registration Rights Agreement (the “March 2031 Registration Rights Agreement”) for the benefit of the purchasers of the March 2031 Notes. Pursuant to the terms of the March 2031 Registration Rights Agreement, the Company filed a registration statement with the SEC and, on April 16, 2024, commenced an offer to exchange the notes (the "April 2024 Exchange Offer") initially issued on February 1, 2024, for newly issued registered notes with substantially similar terms, which expired on May 20, 2024 and was completed promptly thereafter. In addition, the Company subsequently filed a registration statement with the SEC and, on April 1, 2025, commenced on offer to exchange the notes initially issued on February 1, 2024 and not exchanged in the April 2024 Exchange Offer, for newly issued registered notes with substantially similar terms, which expired on April 1, 2025 and was completed promptly thereafter.
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
October 2031 Notes
On June 11, 2026, the Company issued $500.0 million aggregate principal amount of its 6.550% notes due 2031 and on September 4, 2026, the Company issued an additional $300 million aggregate principal amounts of its 6.550% notes due 2031 (together, the “October 2031 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The October 2031 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
The October 2031 Notes were issued pursuant to the Base Indenture and an Eleventh Supplemental Indenture, dated as of June 11, 2026 (the “Eleventh Supplemental Indenture” and together with the Base Indenture, the “October 2031 Indenture”), between the Company and the Trustee. The October 2031 Notes will mature on October 15, 2031 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the October 2031 Indenture. The October 2031 Notes bear interest at a rate of 6.550% per year payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2026. Concurrent with the issuance of the October 2031 Notes, the Company entered into Registration Rights Agreements (together, the “October 2031 Registration Rights Agreement”) for the benefit of the purchasers of the October 2031 Notes. Pursuant to the October 2031 Registration Rights Agreement, the Company is obligated to file a registration statement with the SEC with respect to an offer to exchange the October 2031 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the October 2031 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the October 2031 Notes. If the Company fails to satisfy its registration obligations under the October 2031 Registration Rights Agreement, it will be required to pay additional interest to the holders of the October 2031 Notes.
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
In connection with the initial issuance of the October 2031 Notes, on June 11, 2026, the Company entered into two bilateral interest rate swaps. The combined notional amount of the bilateral interest rate swaps was $500.0 million. The Company will receive fixed rate interest at 6.550% and pay variable rate interest based on SOFR plus 2.499%. In connection with the September 4, 2026 issuance of the October 2031 Notes, on September 14, 2026, the Company entered into two additional bilateral interest rate swaps. The combined notional amount of these additional bilateral interest rate swaps was $300.0 million. The Company will receive fixed

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

rate interest at 6.550% and pay variable rate interest based on SOFR plus 2.176%. The bilateral interest rate swaps have a termination date of October 15, 2031. The adjustment to the net carrying value of the October 2031 Notes, offsetting the fair value of the bilateral interest rate swaps was capitalized to the October 2031 Notes and will amortize to the October 2031 Notes maturity date as a component of interest expense on the Consolidated Statements of Operations. The interest expense related to the October 2031 Notes is equally offset by the proceeds received from the fixed rate legs of the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations.
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Maturity of Debt Obligations
The table below presents a summary of the Company’s contractual payment obligations under credit facilities and notes as of September 30, 2026:

	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 years
Revolving Credit Facility	$454,584	$—	$—	$454,584	$—
SPV Asset Facility I	113,700	—	—	—	113,700
SPV Asset Facility II	902,000	—	—	902,000	—
SPV Asset Facility III	1,180,500	—	—	1,180,500	—
SPV Asset Facility IV	40,100	—	—	—	40,100
SPV Asset Facility V	606,250	—	—	606,250	—
SPV Asset Facility VI	682,400	—	—	—	682,400
SPV Asset Facility VII	344,000	—	344,000	—	—
SPV Asset Facility VIII	625,000	—	—	—	625,000
SPV Asset Facility IX	214,600	—	—	214,600	—
SPV Asset Facility X	378,000	—	—	—	378,000
SPV Asset Facility XI	250,000	—	250,000	—	—
CLO VIII	375,000	—	—	—	375,000
CLO XI	272,000	—	—	—	272,000
CLO XV	312,000	—	—	—	312,000
CLO XVI	420,000	—	—	—	420,000
CLO XVII	325,000	—	—	—	325,000
CLO XVIII	260,000	—	—	—	260,000
CLO XIX	260,000	—	—	—	260,000
CLO XXII	737,500	—	—	—	737,500
CLO XXIV	600,000	—	—	—	600,000
February 2027 Notes	500,000	500,000	—	—	—
September 2027 Notes	600,000	600,000	—	—	—
AUD 2027 Notes	302,154	—	302,154	—	—
May 2028 Notes	500,000	—	500,000	—	—
June 2028 Notes	650,000	—	650,000	—	—
January 2029 Notes	550,000	—	550,000	—	—
June 2029 Notes	700,000	—	700,000	—	—
September 2029 Notes	900,000	—	900,000	—	—
March 2030 Notes	1,000,000	—	—	1,000,000	—
EUR 2031 Notes	568,119	—	—	568,119	—
March 2031 Notes	750,000	—	—	750,000	—
October 2031 Notes	800,000	—	—	—	800,000
Total Contractual Obligations	$17,172,907	$1,100,000	$4,196,154	$5,676,053	$6,200,700

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 6. Fair Value of Financial Instruments
Investments
The following tables present the fair value hierarchy of cash, investments, and derivatives as of the following periods:

	Fair Value Hierarchy as of September 30, 2026
	Level 1	Level 2	Level 3	Total
Cash (including foreign cash)	$561,519	$—	$—	$561,519
Investments:
First-lien senior secured debt investments	$—	$2,098,515	$28,324,474	$30,422,989
Second-lien senior secured debt investments	—	275,118	1,017,400	1,292,518
Unsecured debt investments	—	—	386,458	386,458
Specialty finance debt investments	—	—	153,218	153,218
Preferred equity investments	—	—	527,468	527,468
Common equity investments	—	5,255	345,165	350,420
Specialty finance equity investments	—	—	639,634	639,634
Subtotal	$—	$2,378,888	$31,393,817	$33,772,705
Investments measured at NAV(1)	—	—	—	1,341,402
Total investments at fair value	$—	$2,378,888	$31,393,817	$35,114,107
Derivatives(2):
Derivative assets	$—	$864	$—	$864
Cash collateral received	—	—	—	—
Derivative liabilities	—	189,398	—	189,398
Cash collateral posted	183,449	—	—	183,449
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
(2)Refer to “Note 7 — Derivative Instruments” for additional details on the Company’s interest rate swaps and foreign currency forward contracts.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	Fair Value Hierarchy as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash (including foreign cash)	$712,827	$—	$—	$712,827
Investments:
First-lien senior secured debt investments	$—	$4,068,098	$27,529,166	$31,597,264
Second-lien senior secured debt investments	—	394,837	1,105,661	1,500,498
Unsecured debt investments	—	—	479,850	479,850
Specialty finance debt investments	—	—	134,800	134,800
Preferred equity investments	—	—	496,312	496,312
Common equity investments	—	5,734	291,027	296,761
Specialty finance equity investments	—	—	442,727	442,727
Subtotal	$—	$4,468,669	$30,479,543	$34,948,212
Investments measured at NAV(1)	—	—	—	970,736
Total investments at fair value	$—	$4,468,669	$30,479,543	$35,918,948
Derivatives(2):
Derivative assets	$—	$26,582	$—	$26,582
Cash collateral received	—	—	—	—
Derivative liabilities	—	2,060	—	2,060
Cash collateral posted	23,727	—	—	23,727
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
(2)Refer to “Note 7 — Derivative Instruments” for additional details on the Company’s interest rate swaps and foreign currency forward contracts.
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended September 30, 2026
	Debt Investments				Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Specialty Finance	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$28,056,931	$1,087,261	$385,772	$146,790	$491,965	$335,534	$502,738	$31,006,991
Purchases of investments, net	1,363,933	—	—	6,158	—	17,665	132,962	1,520,718
Payment-in-kind	20,767	4,101	11,634	350	9,201	35	—	46,088
Proceeds from investments, net	(1,158,206)	(19,160)	—	(80)	—	(5,945)	(92,822)	(1,276,213)
Net change in unrealized gain (loss)	46,055	7,102	(11,034)	—	26,117	(5,570)	(7,478)	55,192
Net realized gains (losses)	(433)	—	—	—	—	3,446	—	3,013
Net amortization/accretion of discount/premium on investments	17,600	405	86	—	185	—	—	18,276
Transfers between investment types	40,137	(40,137)	—	—	—	—	—	—
Transfers into (out of) Level 3(1)	(62,310)	(22,172)	—	—	—	—	104,234	19,752
Fair Value, End of Period	$28,324,474	$1,017,400	$386,458	$153,218	$527,468	$345,165	$639,634	$31,393,817
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended September 30, 2026, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies and an investment which is no longer measured at net asset value.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of and for the Nine Months Ended September 30, 2026
	Debt Investments				Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Specialty Finance	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$27,529,166	$1,105,661	$479,850	$134,800	$496,312	$291,027	$442,727	$30,479,543
Purchases of investments, net	4,462,803	—	—	16,408	9,879	65,802	298,779	4,853,671
Payment-in-kind	63,637	11,858	30,847	2,814	39,944	102	—	149,202
Proceeds from investments, net	(3,248,096)	(19,160)	(47,956)	(804)	(17,373)	(7,671)	(94,612)	(3,435,672)
Net change in unrealized gain (loss)	(206,297)	(75,989)	(25,038)	—	5,974	(5,294)	(7,260)	(313,904)
Net realized gains (losses)	(6,728)	—	4,277	—	(8,048)	849	—	(9,650)
Net accretion/amortization of discount/premium on investments	54,733	1,134	317	—	780	—	—	56,964
Transfers between investment types	40,137	(40,137)	—	—	—	—	—	—
Transfers into (out of) Level 3(1)	(364,881)	34,033	(55,839)	—	—	350	—	(386,337)
Fair Value, End of Period	$28,324,474	$1,017,400	$386,458	$153,218	$527,468	$345,165	$639,634	$31,393,817
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the nine months ended September 30, 2026, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Three Months Ended September 30, 2025
	Debt Investments				Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Specialty Finance	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$23,083,658	$1,090,051	$379,263	$113,291	$470,384	$204,366	$374,846	$25,715,859
Purchases of investments, net	2,961,850	—	11,756	17,491	22,716	71,374	19,956	3,105,143
Payment-in-kind	16,990	6,381	11,239	1,540	8,568	32	—	44,750
Proceeds from investments, net	(741,852)	(11,250)	—	—	(6,560)	—	—	(759,662)
Net change in unrealized gain (loss)	(55,336)	(625)	1,932	—	(3,179)	10,080	7,309	(39,819)
Net realized gains (losses)	2,951	—	—	—	65	(1,877)	—	1,139
Net amortization of discount on investments	17,567	373	123	—	175	—	—	18,238
Transfers between investment types	—	—	(7,934)	—	—	(3,823)	—	(11,757)
Transfers into (out of) Level 3(1)	(155,879)	1,115	53,595	—	—	—	—	(101,169)
Fair Value, End of Period	$25,129,949	$1,086,045	$449,974	$132,322	$492,169	$280,152	$402,111	$27,972,722
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended September 30, 2025, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of and for the Nine Months Ended September 30, 2025
	Debt Investments				Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Specialty Finance	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$19,332,178	$451,426	$366,496	$90,736	$359,901	$206,420	$291,656	$21,098,813
Purchases of investments, net	8,165,075	624,587	11,387	39,427	133,795	89,070	83,223	9,146,564
Payment-in-kind	47,041	12,415	34,092	2,464	34,505	94	—	130,611
Proceeds from investments, net	(2,191,155)	(37,757)	(29,854)	—	(40,795)	(25,540)	(3,139)	(2,328,240)
Net change in unrealized gain (loss)	(53,186)	(5,350)	23,856	(305)	(618)	8,378	30,371	3,146
Net realized gains (losses)	(35,893)	(11,345)	(4,206)	—	404	7,883	—	(43,157)
Net amortization/accretion of premium/discount on investments	56,100	1,490	1,123	—	1,160	—	—	59,873
Transfers between investment types	(5,543)	—	(7,934)	—	3,817	(2,097)	—	(11,757)
Transfers into (out of) Level 3(1)	(184,668)	50,579	55,014	—	—	(4,056)	—	(83,131)
Fair Value, End of Period	$25,129,949	$1,086,045	$449,974	$132,322	$492,169	$280,152	$402,111	$27,972,722
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
The below tables present information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
First-lien senior secured debt investments	$45,180	$(55,336)	$(198,594)	$(88,738)
Second-lien senior secured debt investments	464	(625)	(78,580)	(13,494)
Unsecured debt investments	(11,035)	1,932	(25,038)	23,856
Specialty finance debt investments	—	—	—	(305)
Preferred equity investments	26,117	(3,179)	(1,618)	(618)
Common equity investments	(4,804)	10,080	(8,914)	18,710
Specialty finance equity investments	(7,478)	7,310	(7,260)	30,370
Total Investments	$48,444	$(39,818)	$(320,004)	$(30,219)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2026 and December 31, 2025. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

As of September 30, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$27,288,577	Yield Analysis	Market Yield	6.9% - 29.0% (10.4%)	Decrease
	877,062	Transaction	Transaction Price	97.0% - 100.0% (99.2%)	Increase
	158,835	Recovery Analysis	Recovery Rate	0.0% - 88.3% (66.4%)	Increase
Second-lien senior secured debt investments	$1,017,400	Yield Analysis	Market Yield	10.4% - 78.7% (17.9%)	Decrease
Unsecured debt investments(1)	$343,801	Yield Analysis	Market Yield	5.5% - 18.7% (13.3%)	Decrease
	29,207	Recovery Analysis	Recovery Rate	71.0% - 71.0% (71.0%)	Increase
	36	Market Approach	EBITDA Multiple	12.0x - 12.0x (12.0x)	Increase
Specialty finance debt investments	$153,218	Yield Analysis	Market Yield	12.7% - 12.7% (12.7%)	Decrease
Preferred equity investments	$411,516	Yield Analysis	Market Yield	13.5% - 60.0% (18.8%)	Decrease
	69,215	Market Approach	EBITDA Multiple	12.8x - 12.8x (12.8x)	Increase
	33,761	Recovery Analysis	Recovery Rate	73.0% - 82.5% (74.1%)	Increase
	12,976	Market Approach	Revenue Multiple	12.8x - 14.0x (13.9x)	Increase
Common equity investments	$230,941	Market Approach	EBITDA Multiple	5.5x - 27.8x (14.0x)	Increase
	63,066	Market Approach	Revenue Multiple	5.5x - 47.5x (10.0x)	Increase
	31,470	Discounted Cash Flow Analysis	Market Yield	8.6% - 12.1% (9.9%)	Decrease
	17,905	Transaction	Transaction Price	100.0% - 190.4% (101.2%)	Increase
	1,772	Yield Analysis	Market Yield	8.4% - 8.4% (8.4%)	Decrease
	11	Market Approach	Gross Profit Multiple	10.0x - 10.0x (10.0x)	Increase
Specialty finance equity investments	$389,761	Market Approach	AUM Multiple	1.0x - 1.0x (1.0x)	Increase
	87,260	Market Approach	Book Multiple	1.2x - 1.2x (1.2x)	Increase
	83,089	Market Approach	Recovery Rate	111.3% - 151.8% (137.0%)	Increase
	76,171	Discounted Cash Flow Analysis	Market Yield	11.0% - 20.0% (11.3%)	Decrease
	3,353	Yield Analysis	Market Yield	12.1% - 12.1% (12.1%)	Decrease
_______________
(1)Excludes $13.4 million of unsecured level 3 investments valued based on indicative quotes.

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
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	September 30, 2026			December 31, 2025
	Net Carrying Value(1)	Unamortized Debt Issuance (Costs) Premium	Fair Value	Net Carrying Value(1)	Unamortized Debt Issuance (Costs) Premium	Fair Value
Revolving Credit Facility(2)	$427,683	$(26,901)	$427,683	$974,827	$(20,441)	$974,827
SPV Asset Facility I	106,879	(6,821)	106,879	231,254	(7,346)	231,254
SPV Asset Facility II	887,061	(14,939)	887,061	913,938	(18,062)	913,938
SPV Asset Facility III	1,166,701	(13,799)	1,166,701	1,216,901	(16,599)	1,216,901
SPV Asset Facility IV	35,256	(4,844)	35,256	169,686	(5,314)	169,686
SPV Asset Facility V	601,952	(4,298)	601,952	600,906	(5,344)	600,906
SPV Asset Facility VI	674,078	(8,322)	674,078	633,677	(12,323)	633,677
SPV Asset Facility VII	341,931	(2,069)	341,931	460,935	(2,650)	460,935
SPV Asset Facility VIII	620,103	(4,897)	620,103	582,207	(5,293)	582,207
SPV Asset Facility IX	212,386	(2,214)	212,386	227,307	(2,693)	227,307
SPV Asset Facility X	373,873	(4,127)	373,873	(5,206)	(5,206)	(5,206)
SPV Asset Facility XI	248,649	(1,351)	248,649	—	—	—
CLO VIII	372,933	(2,067)	372,933	372,787	(2,213)	372,787
CLO XI	268,283	(3,717)	268,283	258,534	(1,466)	258,534
CLO XV	309,681	(2,319)	309,681	309,496	(2,504)	309,496
CLO XVI	417,744	(2,256)	417,744	417,568	(2,432)	417,568
CLO XVII	322,607	(2,393)	322,607	322,425	(2,575)	322,425
CLO XVIII	258,422	(1,578)	258,422	258,301	(1,699)	258,301
CLO XIX	258,271	(1,729)	258,271	258,224	(1,776)	258,224
CLO XXII	734,812	(2,688)	734,812	734,262	(3,238)	734,262
CLO XXIV	597,264	(2,736)	597,264	—	—	—
September 2026 Notes	—	—	—	348,781	(1,219)	345,625
February 2027 Notes	499,416	(584)	497,500	498,217	(1,783)	498,750
September 2027 Notes	594,879	1,882	609,000	602,558	3,252	624,000
AUD 2027 Notes(2)	308,380	(1,062)	298,377	297,500	(1,801)	300,771
May 2028 Notes	487,697	(4,608)	493,750	497,070	(6,572)	507,500
June 2028 Notes	639,389	3,738	663,000	655,313	5,232	687,375
January 2029 Notes	534,234	108	559,625	551,308	(8,860)	581,625
June 2029 Notes	683,352	(8,870)	687,750	—	—	—
September 2029 Notes	878,559	(5,590)	891,000	916,757	(6,878)	924,750
March 2030 Notes	932,062	(14,956)	955,000	970,380	(17,838)	997,500
EUR 2031 Notes(2)	532,725	(7,984)	535,452	571,783	(9,107)	568,133
March 2031 Notes	706,119	(13,660)	731,250	742,633	(15,595)	772,500
October 2031 Notes	756,136	(18,036)	770,000	—	—	—
Total Debt	$16,789,517	$(185,687)	$16,928,273	$15,590,329	$(180,343)	$15,746,558
_______________
(1)Inclusive of change in fair market value of effective hedge.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The below table presents fair value measurements of the Company’s debt obligations as of the following periods if debt was measured at fair value:

	September 30, 2026	December 31, 2025
Level 1	$—	$—
Level 2	7,691,704	6,808,529
Level 3	9,236,569	8,938,029
Total Debt	$16,928,273	$15,746,558

Financial Instruments Not Carried at Fair Value
As of September 30, 2026 and December 31, 2025, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 7. Derivative Instruments
The Company enters into derivative instruments from time to time to help mitigate its foreign currency and interest rate risk exposures. See “Note 6 — Fair Value of Financial Instruments” for additional disclosures related to the fair value hierarchy for derivative instruments and collateral.
The table below presents the fair value and notional value of the derivative assets and liabilities for the following periods:

		As of September 30, 2026				As of December 31, 2025
	Counterparty	Notional Amount		Assets	Liabilities	Notional Amount		Assets		Liabilities
Derivatives designated as hedges:
Interest rate swap May 2028 Notes	Deutsche Bank AG		$500,000	$—	$(7,965)		$500,000	$3,936		$—
Interest rate swap March 2031 Notes	Deutsche Bank AG		$750,000	—	(31,691)		$750,000	7,717		—
Interest rate swap EUR 2031 Notes	Deutsche Bank AG		$568,119	—	(27,410)		$587,218	—		(6,328)
				$—	$(67,066)			$11,653		$(6,328)
Interest rate swap September 2027 Notes	Goldman Sachs Bank USA		$600,000	$—	$(7,271)		$600,000	$—		$(768)
Interest rate swap AUD 2027 Notes	Goldman Sachs Bank USA		$302,154	9,618	(3,090)		$300,771	—		(2,133)
Interest rate swap January 2029 Notes	Goldman Sachs Bank USA		$550,000	—	(15,901)		$550,000	10,005		—
Interest rate swap September 2029 Notes	Goldman Sachs Bank USA		$900,000	—	(14,496)		$900,000	23,947		—
Interest rate swap March 2030 Notes	Goldman Sachs Bank USA		$1,000,000	—	(52,250)		$1,000,000	—		(11,766)
				$9,618	$(93,008)			$33,952		$(14,667)
Interest rate swap October 2031 Notes	Pinnacle Bank		$400,000	$—	$(12,961)		$—	$—		$—
				$—	$(12,961)			$—		$—
Interest rate swap October 2031 Notes	Regions Bank		$400,000	$—	$(12,961)		$—	$—		$—
				$—	$(12,961)			$—		$—
Interest rate swap June 2028 Notes	US Bank National Association		$650,000	$—	$(14,556)		$650,000	$70		$—
Interest rate swap June 2029 Notes	US Bank National Association		$700,000	—	(7,778)		$—	—		—
				$—	$(22,334)			$70		$—
Total Derivatives Designated as Hedges(1)(2)				$9,618	$(208,330)			$45,675		$(20,995)

Derivatives not designated as hedges:
Foreign currency forward contract CAD	US Bank National Association	C$	349,113	$254,111	$(246,026)	C$	—	$—		$—
Foreign currency forward contract EUR	US Bank National Association		€38,709	$45,432	$(44,203)		€58,000	$68,219		$(67,274)
Foreign currency forward contract GBP	Royal Bank of Canada		£102,714	$137,659	$(136,310)		£45,425	$60,102	\	$(61,205)
Foreign currency forward contract GBP	Royal Bank of Canada		$68,618	68,133	(68,618)		$—	—		—
Total Derivatives not Designated as Hedges(1)				$505,335	$(495,157)			$128,321		$(128,479)
_______________
(1)The net fair value of derivatives is recorded in prepaid expenses and other assets or accrued expenses and other liabilities in the Consolidated Statements of Assets and Liabilities.
(2)The Company’s unsecured notes, that are designated in a qualifying hedging relationship, had carrying value of $7.1 billion and $5.8 billion, net of the related cumulative hedging adjustments that represented an increase (decrease) to the carrying value of the notes of $(197.7) million and $25.5 million as of September 30, 2026 and December 31, 2025, respectively.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The tables below present net unrealized gains and losses on effective interest rate swaps and hedged items included in interest expense for the following periods:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Interest Rate Swaps	Hedged Items	Net	Interest Rate Swaps	Hedged Items	Net
Derivatives designated as hedges:
Interest Rate Swap September 2027 Notes	$(1,469)	$1,405	$(64)	$(6,503)	$6,309	$(194)
Interest Rate Swap AUD 2027 Notes	486	(363)	123	8,661	(8,758)	(97)
Interest Rate Swap May 2028 Notes	(4,736)	4,690	(46)	(11,901)	11,337	(564)
Interest Rate Swap June 2028 Notes	(6,007)	5,941	(66)	(14,626)	14,430	(196)
Interest Rate Swap January 2029 Notes	(8,251)	8,242	(9)	(15,833)	17,160	1,327
Interest Rate Swap June 2029 Notes	(7,778)	7,778	—	(7,778)	7,778	—
Interest Rate Swap September 2029 Notes	(19,802)	20,577	775	(38,443)	39,486	1,043
Interest Rate Swap March 2030 Notes	(23,679)	24,322	643	(40,484)	41,200	716
Interest Rate Swap March 2031 Notes	(24,151)	23,655	(496)	(39,408)	38,449	(959)
Interest Rate Swap EUR 2031 Notes	(18,596)	18,596	—	(21,082)	21,082	—
Interest Rate Swaps October 2031 Notes	(25,568)	25,488	(80)	(25,922)	25,828	(94)
Net Change in Unrealized Gain (Loss) on Interest Rate Swaps and Hedged Items(1)			$780			$982
_______________
(1)Recorded and recognized as components of interest expense in the Consolidated Statements of Operations with the exception of the net change in unrealized gain (loss) of $179 thousand and $(46) thousand, respectively, for the three and nine months ended September 30, 2026, related to the impact of foreign exchange on the AUD 2027 Notes hedge, which is recorded and recognized as a component of the net change in unrealized gain (loss) on the translation of assets and liabilities in foreign currencies in the Consolidated Statements of Operations.

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Interest Rate Swaps	Hedged Items	Net	Interest Rate Swaps	Hedged Items	Net
Derivatives designated as hedges:
Interest Rate Swap September 2027 Notes	$(2,496)	$(300)	$(2,796)	$5,479	$(7,696)	$(2,217)
Interest Rate Swap AUD 2027 Notes	(925)	963	38	19,164	(20,269)	(1,105)
Interest Rate Swap May 2028 Notes	340	(307)	33	3,914	(3,818)	96
Interest Rate Swap June 2028 Notes	(139)	129	(10)	10,895	(11,198)	(303)
Interest Rate Swap January 2029 Notes	122	(156)	(34)	11,089	(11,275)	(186)
Interest Rate Swap September 2029 Notes	257	(348)	(91)	22,499	(22,808)	(309)
Interest Rate Swap March 2030 Notes	2,741	(2,760)	(19)	33,592	(27,655)	5,937
Interest Rate Swap March 2031 Notes	3,432	(3,947)	(515)	26,057	(24,732)	1,325
Net Change in Unrealized Gain (Loss) on Interest Rate Swaps and Hedged Items(1)			$(3,394)			$3,238
_______________
(1)Recorded and recognized as components of interest expense in the Consolidated Statements of Operations with the exception of the net change in unrealized gain (loss) of $0.1 million and $(1.1) million, respectively, for the three and nine months ended September 30, 2025, related to the impact of foreign exchange on the AUD 2027 Notes hedge, which is recorded and recognized as a component of the net change in unrealized gain (loss) on the translation of assets and liabilities in foreign currencies in the Consolidated Statements of Operations.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The table below presents net unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Company for the following periods:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Derivatives not designated as hedges:
Foreign currency forward contract CAD	$2,207	$8,085
Foreign currency forward contract EUR	991	284
Foreign currency forward contract GBP	(430)	1,970
Total Net Unrealized Gain (Loss)(1)	$2,768	$10,339
_______________
(1)Recorded and recognized as components of translation of assets and liabilities in foreign currencies and other transactions in the Consolidated Statements of Operations.
The table below presents net realized gains and losses on derivative instruments recognized by the Company for the following periods:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Derivatives not designated as hedges:
Foreign currency forward contract EUR	$—	$(594)
Foreign currency forward contract GBP	577	(865)
Total Net Realized Gain (Loss)(1)	$577	$(1,459)
_______________
(1)     Recorded and recognized as components of foreign currency transactions in the Consolidated Statements of Operations.
The Company did not hold any foreign currency forward contracts for the three and nine months ended September 30, 2025.
In connection with the unsecured notes, the Company has received (made) the following periodic net payments on the interest rate swaps for the following periods:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
September 2027 Notes		$(1,421)		$(1,830)		$(3,091)		$(4,194)
AUD 2027 Notes - Interest rate swap	A$	—	A$	—	A$	41	A$	(213)
AUD 2027 Notes - Cross-currency swap(1)		—		—		(8,349)		(9,208)
May 2028 Notes		—		—		(365)		—
June 2028 Notes		—		—		(1,177)		(1,039)
January 2029 Notes		(657)		(869)		(1,269)		(3,734)
June 2029 Notes		—		—		—		—
September 2029 Notes		1,852		(1,166)		883		(2,506)
March 2030 Notes		(3,112)		(6,461)		(7,199)		(14,561)
March 2031 Notes		(207)		(2,714)		725		(6,237)
EUR 2031 Notes		€(5,219)		—		€(9,907)		—
October 2031 Notes		—		—		—		—
_______________
(1)For the three months ended September 30, 2026, the Company did not receive periodic payments. For the nine months ended September 30, 2026 the Company received A$12.3 million of periodic payments on the interest rate swaps.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 8. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding unfunded commitments as of the following periods:

	As of September 30, 2026	As of December 31, 2025
Revolving loan commitments	$2,140,501	$2,252,294
Delayed draw loan commitments	2,220,053	2,834,971
Debt commitments	$4,360,554	$5,087,265

Specialty finance equity commitments	$502,181	$193,834
Common equity commitments	10,268	20,548
Equity commitments	$512,449	$214,382

Total Unfunded Commitments	$4,873,003	$5,301,647
As of September 30, 2026, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $3.8 million for the period from April 22, 2020 (“Inception”) to September 30, 2026, of which $3.8 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered. The Adviser is responsible for the payment of the Company’s organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by the Company.
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
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026, the Company was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Note 9. Net Assets
Authorized Capital and Share Class Description
As of September 30, 2026, the Company has the authority to issue the following shares:

Classification	Number of Shares (in thousands)	Par Value
Class S Shares	1,500,000	$0.01
Class D Shares	1,000,000	$0.01
Class I Shares	2,000,000	$0.01
Total	4,500,000
The Company’s Class S shares are subject to upfront selling commissions of up to 3.50% of the offering price. Pursuant to a distribution plan adopted by the Company in compliance with Rules 12b-1 and 17d-3 under the 1940 Act, as if those rules applied to the Company, the Company’s Class S shares are subject to annual ongoing servicing fees of 0.85% of the current net asset value of such shares, as determined in accordance with FINRA rules.

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The Company’s Class D shares are subject to upfront selling commissions of up to 1.50% of the offering price. Pursuant to a distribution plan adopted by the Company in compliance with Rules 12b-1 and 17d-3 under the 1940 Act, as if those rules applied to the Company, the Company’s Class D shares are subject to annual ongoing servicing fees of 0.25% of the current net asset value of such shares, as determined in accordance with FINRA rules.
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
The following table summarizes transactions with respect to shares of the Company’s common stock during the following periods:

	For the Three Months Ended September 30, 2026
	S		D		I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	2,353,020	$21,605	—	$—	10,065,766	$91,653	12,418,786	$113,258
Shares/gross proceeds from the private placements	—	—	—	—	679,503	6,184	679,503	6,184
Share transfer between classes(1)	(4,472,995)	(40,584)	(18,975)	(172)	4,478,419	40,756	(13,551)	—
Reinvestment of distributions	6,597,818	59,887	182,921	1,664	12,093,156	110,087	18,873,895	171,638
Repurchased shares	(19,802,257)	(181,034)	(3,683,749)	(33,704)	(78,223,508)	(717,260)	(101,709,514)	(931,998)
Total shares/gross proceeds	(15,324,414)	(140,126)	(3,519,803)	(32,212)	(50,906,664)	(468,580)	(69,750,881)	(640,918)
Sales load	—	(267)	—	—	—	—	—	(267)
Total Shares/Net Proceeds	(15,324,414)	$(140,393)	(3,519,803)	$(32,212)	(50,906,664)	$(468,580)	(69,750,881)	$(641,185)
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	For the Three Months Ended September 30, 2025
	S		D		I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	47,527,120	$452,912	3,242,693	$30,645	125,770,697	$1,189,100	176,540,510	$1,672,657
Shares/gross proceeds from the private placements	—	—	—	—	39,591,764	374,413	39,591,764	374,413
Share transfer between classes(1)	(4,028,241)	(37,972)	681,601	6,427	3,335,478	31,545	(11,162)	—
Reinvestment of distributions	7,137,913	67,281	477,412	4,505	13,342,003	126,120	20,957,328	197,906
Repurchased shares	(8,726,178)	(81,852)	(2,050,666)	(19,255)	(23,055,892)	(216,956)	(33,832,736)	(318,063)
Total shares/gross proceeds	41,910,614	400,369	2,351,040	22,322	158,984,050	1,504,222	203,245,704	1,926,913
Sales load	—	(4,885)	—	(38)	—	—	—	(4,923)
Total Shares/Net Proceeds	41,910,614	$395,484	2,351,040	$22,284	158,984,050	$1,504,222	203,245,704	$1,921,990
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

	For the Nine Months Ended September 30, 2026
	S		D		I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	23,323,863	$217,355	525,776	$4,867	64,281,379	$593,579	88,131,018	$815,801
Shares/gross proceeds from the private placements	—	—	—	—	10,158,006	93,832	10,158,006	93,832
Share transfer between classes(1)	(9,944,629)	(90,962)	(10,813,526)	(98,295)	20,705,842	189,257	(52,313)	—
Reinvestment of distributions	20,555,583	187,883	901,592	8,269	38,497,727	352,967	59,954,902	549,119
Repurchased shares	(60,418,203)	(549,280)	(11,988,086)	(109,087)	(240,349,815)	(2,191,712)	(312,756,104)	(2,850,079)
Total shares/gross proceeds	(26,483,386)	(235,004)	(21,374,244)	(194,246)	(106,706,861)	(962,077)	(154,564,491)	(1,391,327)
Sales load	—	(2,594)	—	—	—	—	—	(2,594)
Total Shares/Net Proceeds	(26,483,386)	$(237,598)	(21,374,244)	$(194,246)	(106,706,861)	$(962,077)	(154,564,491)	$(1,393,921)
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

	For the Nine Months Ended September 30, 2025
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
The changes to the Company’s offering price per share for the nine months ended September 30, 2026 and 2025, were as follows:

S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2025	$9.54	$0.33	$9.87
February 1, 2025	9.54	0.33	9.87
March 1, 2025	9.51	0.33	9.84
April 1, 2025	9.46	0.33	9.79
May 1, 2025	9.40	0.33	9.73
June 1, 2025	9.44	0.33	9.77
July 1, 2025	9.42	0.33	9.75
August 1, 2025	9.43	0.33	9.76
September 1, 2025	9.43	0.33	9.76
January 1, 2026	9.32	0.33	9.65
February 1, 2026	9.25	0.32	9.57
March 1, 2026	9.11	0.32	9.43
April 1, 2026	9.08	0.32	9.40
May 1, 2026	9.12	0.32	9.44
June 1, 2026	9.12	0.32	9.44
July 1, 2026	9.05	0.32	9.37
August 1, 2026	9.07	0.32	9.39
September 1, 2026	9.11	0.32	9.43

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2025	$9.55	$0.14	$9.69
February 1, 2025	9.55	0.14	9.69
March 1, 2025	9.52	0.14	9.66
April 1, 2025	9.47	0.14	9.61
May 1, 2025	9.41	0.14	9.55
June 1, 2025	9.45	0.14	9.59
July 1, 2025	9.43	0.14	9.57
August 1, 2025	9.44	0.14	9.58
September 1, 2025	9.44	0.14	9.58
January 1, 2026	9.33	0.14	9.47
February 1, 2026	9.26	0.14	9.40
March 1, 2026	9.12	0.14	9.26
April 1, 2026	9.09	0.14	9.23
May 1, 2026	9.13	0.14	9.27
June 1, 2026	9.13	0.14	9.27
July 1, 2026	9.06	0.14	9.20
August 1, 2026	9.08	0.14	9.22
September 1, 2026	9.12	0.14	9.26

I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2025	$9.57	$—	$9.57
February 1, 2025	9.57	—	9.57
March 1, 2025	9.54	—	9.54
April 1, 2025	9.49	—	9.49
May 1, 2025	9.42	—	9.42
June 1, 2025	9.47	—	9.47
July 1, 2025	9.45	—	9.45
August 1, 2025	9.46	—	9.46
September 1, 2025	9.45	—	9.45
January 1, 2026	9.34	—	9.34
February 1, 2026	9.28	—	9.28
March 1, 2026	9.13	—	9.13
April 1, 2026	9.11	—	9.11
May 1, 2026	9.15	—	9.15
June 1, 2026	9.15	—	9.15
July 1, 2026	9.08	—	9.08
August 1, 2026	9.09	—	9.09
September 1, 2026	9.14	—	9.14

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Distributions
The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following tables present cash distributions per share that were recorded during the following periods:

	For Nine Months Ended September 30, 2026
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
				S	D	I
November 4, 2025	January 30, 2026	February 25, 2026	$0.07010	$43,232	$4,123	$99,296
February 18, 2026	February 27, 2026	March 30, 2026	0.07010	44,082	4,158	100,913
February 18, 2026	March 31, 2026	April 28, 2026	0.07010	42,572	3,817	96,488
February 18, 2026	April 30, 2026	May 31, 2026	0.07010	43,084	3,110	97,904
May 5, 2026	May 29, 2026	June 23, 2026	0.07010	43,054	3,110	98,405
May 5, 2026	June 30, 2026	July 27, 2026	0.07010	42,015	2,879	93,139
May 5, 2026	July 31, 2026	August 31, 2026	0.07010	42,117	2,887	93,797
August 4, 2026	August 31, 2026	September 30, 2026	0.07010	42,218	2,890	94,402
August 4, 2026	September 30, 2026	October 26, 2026	0.07010	41,040	2,612	89,572
		Total	$0.63090	$383,414	$29,586	$863,916
_______________
(1)Distributions per share are gross of shareholder servicing fees.
(2)Distribution amounts are net of shareholder servicing fees.

	For Nine Months Ended September 30, 2025
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

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Offer Date	Class	Tender Offer Expiration	Tender Offer (in thousands)	Purchase Price per Share	Shares Repurchased
February 26, 2025	S	March 31, 2025	$53,498	$9.46	5,655,204
February 26, 2025	D	March 31, 2025	1,912	9.47	201,862
February 26, 2025	I	March 31, 2025	148,539	9.49	15,652,202
May 23, 2025	S	June 30, 2025	107,562	9.42	11,418,472
May 23, 2025	D	June 30, 2025	19,164	9.43	2,032,236
May 23, 2025	I	June 30, 2025	337,475	9.45	35,711,561
August 26, 2025	S	September 30, 2025	81,852	9.38	8,726,178
August 26, 2025	D	September 30, 2025	19,255	9.39	2,050,666
August 26, 2025	I	September 30, 2025	216,956	9.41	23,055,892
February 27, 2026	S	March 31, 2026	194,086	9.08	21,371,701
February 27, 2026	D	March 31, 2026	44,477	9.09	4,893,111
February 27, 2026	I	March 31, 2026	724,544	9.11	79,537,341
May 22, 2026	S	June 30, 2026	174,160	9.05	19,244,245
May 22, 2026	D	June 30, 2026	30,906	9.06	3,411,226
May 22, 2026	I	June 30, 2026	749,908	9.08	82,588,966
August 26, 2026	S	September 30, 2026	181,034	9.14	19,802,257
August 26, 2026	D	September 30, 2026	33,704	9.15	3,683,749
August 26, 2026	I	September 30, 2026	717,260	9.17	78,223,508
Note 10. Earnings Per Share
The following tables set forth the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended September 30,
	2026			2025
	S	D	I	S	D	I
Increase (decrease) in net assets resulting from operations	$186,097	$12,257	$400,193	$114,253	$11,171	$253,556
Weighted average shares of common stock outstanding—basic and diluted	663,992,303	42,340,202	1,345,907,718	648,154,207	59,375,878	1,297,824,690
Earnings (loss) per common share—basic and diluted	$0.28	$0.29	$0.30	$0.18	$0.19	$0.20

	For the Nine Months Ended September 30,
	2026			2025
	S	D	I	S	D	I
Increase (decrease) in net assets resulting from operations	$263,286	$17,846	$608,605	$305,767	$31,113	$662,017
Weighted average shares of common stock outstanding—basic and diluted	675,728,846	49,493,587	1,393,344,283	603,504,591	57,517,641	1,172,146,640
Earnings (loss) per common share—basic and diluted	$0.39	$0.36	$0.44	$0.51	$0.54	$0.56
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
The following table summarizes the Company’s U.S. federal and state corporate-level income tax expense/(benefit), including related U.S. federal excise tax expense/(benefit), for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
U.S. federal and state corporate-level income tax expense/(benefit) exclusive of excise tax	$(3)	$208	$(32)	$2
U.S. federal excise tax expense	—	433	—	1,200
The table below presents the net deferred tax liabilities of the Company’s taxable subsidiaries, which are significantly related to GAAP-to-tax outside basis differences in the taxable subsidiaries’ investments in certain partnership interests, for the following periods:

	As of September 30, 2026	As of December 31, 2025
Net Deferred Tax Liabilities/Assets	$236	$1,606
Note 12. Financial Highlights
The table below presents the financial highlights for a common share outstanding during the following periods:

	For the Nine Months Ended September 30,
	2026			2025
	S	D	I	S	D	I
Per share data:
Net asset value, at beginning of period	$9.32	$9.33	$9.34	$9.54	$9.55	$9.57
Results of operations:
Net investment income(1)	0.57	0.60	0.62	0.61	0.64	0.67
Net realized and unrealized gain (loss)(2)	(0.18)	(0.17)	(0.16)	(0.10)	(0.09)	(0.10)
Net increase (decrease) in net assets resulting from operations	$0.39	$0.43	$0.46	$0.51	$0.55	$0.57
Distributions:
Distributions from net investment income(1)	(0.57)	(0.60)	(0.62)	(0.61)	(0.64)	(0.67)
Distributions from excess (deficit) of net investment income(3)	—	(0.01)	(0.01)	(0.06)	(0.07)	(0.06)
Net increase (decrease) in net assets from shareholders' distributions(3)	$(0.57)	$(0.61)	$(0.63)	$(0.67)	$(0.71)	$(0.73)
Total increase (decrease) in net assets	(0.18)	(0.18)	(0.17)	(0.16)	(0.16)	(0.16)
Net Asset Value, at End of Period(7)	$9.14	$9.15	$9.17	$9.38	$9.39	$9.41
Total Return(4)	4.4%	4.9%	5.2%	5.5%	6.0%	6.2%
Ratios:
Ratio of net expenses to average net assets(5)(6)	9.4%	8.5%	8.6%	9.4%	8.8%	8.5%
Ratio of net investment income to average net assets(6)	8.5%	8.7%	9.4%	8.8%	9.4%	9.7%
Portfolio turnover rate	12.9%	12.9%	12.9%	24.8%	24.8%	24.8%

Supplemental Data:
Weighted-average shares outstanding	675,728,846	49,493,587	1,393,344,283	603,504,591	57,517,641	1,172,146,640

Blue Owl Credit Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	For the Nine Months Ended September 30,
	2026			2025
	S	D	I	S	D	I
Shares outstanding, end of period	645,881,381	38,768,699	1,277,783,417	657,858,004	59,395,639	1,339,070,446
Net Assets, End of Period	$5,906,321	$354,927	$11,717,925	$6,169,892	$557,653	$12,594,007
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
(5)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the nine months ended September 30, 2026, the total operating expenses to average net assets were 9.4%, 8.5% and 8.6%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. For the nine months ended September 30, 2025, the total operating expenses to average net assets were 9.4%, 8.8% and 8.5%, for Class S, Class D, and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any. Past performance is not a guarantee of future results.
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
Dividend
On November 3, 2026, the Company’s Board approved a distribution of (i) $0.070100 per share, payable on or before December 31, 2026 to shareholders of record as of November 30, 2026, (ii) $0.070100 per share, payable on or before January 29, 2027 to shareholders of record as of December 31, 2026, and (iii) $0.070100 per share, payable on or before February 26, 2027 to shareholders of record as of January 29, 2027.
Equity Raise
Subsequent to September 30, 2026 and through November 2, 2026, the Company issued 718,826 shares of Class S common stock, 16,588 shares of Class D common stock, and 2,331,870 shares of Class I common stock and raised total gross proceeds of $6.6 million, $0.2 million and $21.4 million, respectively. In addition, the Company received $27.8 million in subscription payments which the Company accepted on November 2, 2026 which is pending the Company’s determination of the net asset value per share applicable to such purchase.

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
We have received an exemptive order that permits us to offer multiple classes of shares of common stock and to impose varying sales loads, asset-based servicing and/or distribution fees and early withdrawal fees. We are currently publicly offering on a continuous basis up to $15,000,000,000 in any combination of shares of Class S, Class D and Class I common stock and previously offered on a continuous basis up to $30,000,000,000 in any combination of Class S, Class D and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager”). The Dealer Manager is entitled to receive upfront selling commissions of up to 3.50% of the offering price of each Class S share sold in the offering and 1.50% of the offering price of each Class D share sold. Class I shares are not subject to upfront selling commissions. Any upfront selling commissions for the Class S shares and Class D shares sold in the offering will be deducted from the purchase price. Class S, Class D and Class I shares were offered at initial purchase prices per shares of $10.35, $10.15 and $10.00, respectively. Currently, the purchase price per share for each class of common stock varies, but will not be sold at a price below our net asset value per share of such class, as determined in accordance with our share pricing policy, plus applicable upfront selling commissions. We also engage in private placements of our common stock.
The Adviser also serves as investment adviser to Blue Owl Capital Corporation and Blue Owl Capital Corporation II.
Blue Owl consists of three investment platforms:
•Credit, which includes several strategies, including (i) direct lending, which generally offers privately negotiated financing solutions to primarily upper-middle-market companies; (ii) alternative credit, which targets credit-oriented investments in markets underserved by traditional lenders or the broader capital markets, with deep expertise investing across specialty finance, private corporate credit and equipment leasing; (iii) investment grade credit, which focuses on generating capital-efficient investment income through asset-backed finance, private corporate credit, and structured products; (iv) liquid credit, which focuses on the management of CLOs; and (v) our other adjacent investment strategies (e.g., strategic equity and healthcare opportunities),
•GP Strategic Capital, which primarily focuses on acquiring equity stakes in, and providing debt financing to, large, multi-product private equity and private credit firms through two investment strategies (GP minority stakes and GP debt financing), and also includes a professional sports minority stakes strategy, and

•Real Assets, which includes a net lease strategy, which focuses on acquiring net-leased real estate occupied by investment grade and creditworthy tenants; a real estate credit strategy which offers a diverse range of competitive financing solutions; and digital infrastructure, which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. The Adviser is part of the direct lending strategy of Blue Owl’s Credit platform which focuses on lending to primarily upper-middle market companies, both private equity-sponsored and non-sponsored, and provides a range of customized financing solutions across debt and equity-related instruments. In addition to the Adviser, Blue Owl’s Credit platform’s direct lending strategy is comprised of Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OTCA, OTCA II, and OPFA, the “Blue Owl Credit Advisers”), which also are registered investment advisers. As of September 30, 2026, the Adviser and its affiliates had $162.78 billion of assets under management across Blue Owl’s Credit platform.
The management of our investment portfolio is the responsibility of the Adviser and the Diversified Lending Investment Committee. The investment team (the “Investment Team”) is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s direct lending investment committees. Blue Owl’s four direct lending investment committees focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s direct lending investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Matthias Ederer, Patrick Linnemann, Meenal Mehta and Logan Nicholson. We consider the individuals on the Diversified Lending Investment Committee to be our portfolio managers. The Investment Team, under the Diversified Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis.
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
Our Investment Framework
Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies. Since our Adviser and its affiliates began investment activities in April 2016 through September 30, 2026, our Adviser and its affiliates have originated $202.71 billion aggregate principal amount of investments, of which $198.11 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. We may hold our investments directly or through specialty financing portfolio companies and joint ventures. Except for our specialty financing company investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder. We intend, under normal circumstances, to invest directly, or indirectly through our investments in OCIC SLF LLC (f/k/a Blue Owl Credit Income Senior Loan Fund) (“OCIC SLF”) and Blue Owl Credit SLF LLC (“Credit SLF”) or any similarly situated companies, at least 80% of the value of our total assets in credit investments. We define “credit” to mean debt investments made in exchange for regular interest payments.
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
We target portfolio companies where we can structure larger transactions that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio). As of September 30, 2026, our average investment size in each of our portfolio companies was approximately $107.1 million based on fair value. The investment size will vary with the size of our capital base and market conditions. As of September 30, 2026, excluding the investment in OCIC SLF, Credit SLF and certain investments that fall outside our typical borrower profile, our portfolio companies representing 92.2% of our total debt portfolio based on fair value, had weighted average annual revenue of $1.17 billion, weighted average annual EBITDA of $289.2 million, an average interest coverage of 2.2x, weighted average net leverage of 5.7x and an average net loan-to-value of 43%.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2026, 97.8% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
Leverage
The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. On September 30, 2020, we received shareholder approval that allowed us to reduce our asset coverage ratio to 150% effective October 1, 2020 and in connection with their subscription agreements, our investors are required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. As a result, we generally will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the common stock if our asset coverage, as defined in the 1940 Act, would at least be equal to 150% immediately after each such issuance. This reduced asset coverage ratio permits us to double the amount of leverage we can incur. For example, under a 150% asset coverage ratio we may borrow $2 for investment purposes of every $1 of investor equity whereas under a 200% asset coverage ratio we may only borrow $1 for investment purposes for every $1 of investor equity.
In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time subject to the limits of the 1940 Act. In addition, we may dedicate assets to financing facilities.
Potential Market Trends
Broader geopolitical developments, including the conflict involving Iran and ongoing technology disruption, have contributed to elevated market volatility, even if they have not altered the fundamental operating environment for the U.S. companies in which we invest. We actively monitor these dynamics alongside other sources of risk. As part of our standard valuation and risk management processes, we conduct reviews of every investment in our portfolio on a quarterly basis and take additional, proactive steps to reassess risk across our portfolio through thematic stress tests. Year-to-date, our regular course portfolio monitoring and risk-specific stress tests, including those related to interest rates changes, tariffs and artificial intelligence, suggest that our portfolio is well positioned, supported by borrowers with strong business fundamentals and defensive characteristics.
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
During the third quarter of 2026, global equity and debt markets remained driven by expectations around inflation, interest rates, artificial intelligence (“AI”)-related capital expenditures, and ongoing geopolitical tensions, including in the Middle East and their impact on certain energy prices. Equity indices saw modest appreciation during the third quarter despite lack of market breadth, with approximately two-thirds of S&P 500 and Russell 1000 stocks retreating during the quarter. The 10-year Treasury yield in the United States ended the third quarter of 2026 at 5.29%, approximately 85 basis points higher than June 30, 2026 and in late September, the Federal Reserve announced a rate hike of 25 basis points, increasing the federal funds target range to 3.75% to 4.00%. This represented a significant shift from the beginning of the year, when market participants had anticipated further reductions in the federal funds rate. Increases in base rates and credit spreads increase the yields available on our new investments and the income generated by our existing floating rate investments.

We continue to approach this environment conservatively resulting in repayments in excess of originations for the quarter ended September 30, 2026; however, underlying credit performance remains strong, and our leverage level remains low. We have available capital to deploy into attractive risk-adjusted opportunities that meet our return and credit standards. We have also continued to leverage Blue Owl’s expanded capabilities in alternative and asset-based credit, as well as digital infrastructure, to access attractive risk-adjusted opportunities and accretive, non-correlated returns over time. We have also continued to invest in our specialty finance vehicles and joint ventures where we continue to see opportunities for higher returns that are less correlated with our core direct lending strategy.
Specifically, we invest in OCIC SLF, Credit SLF and Blue Owl Leasing and in specialty financing portfolio companies, including Amergin AssetCo, Fifth Season Investments LLC (“Fifth Season”), Blue Owl Cross-Strategy Opportunities 2025-1 LLC (“BOCSO 2025”) and Blue Owl Cross-Strategy Opportunities 2026-1 LLC (“BOCSO 2026” and, together with BOCSO 2025, “BOCSO”), LSI Financing LLC and Owl HP Finance. See “Specialty Financing Portfolio Companies” and “Joint Ventures.” These companies may use our capital to support acquisitions which could continue to lead to increased dividend income supported by well-diversified underlying portfolios. We view these companies as a complement to our lending strategy and expect them to help offset rate and spread volatility and support net asset value growth. These companies have strong underlying diversification and generate predictable income streams.
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
Blue Owl serves as the lead, co-lead or administrative agent on many of our investments and approximately 95% of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers have a weighted average EBITDA of approximately $289.2 million (up from approximately $166.7 million in 2021) and average revenue of approximately $1.17 billion (up from approximately $756.2 million in 2021) and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl’s direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1.00 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection and provide customized flexible solutions. The average hold size of Blue Owl’s direct lending strategy’s new investments is approximately $350.0 million (up from approximately $200.0 million in 2021) and average total new deal size is $1.50 billion (up from approximately $600.0 million in 2021).
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
Our technology portfolio is managed by 40 dedicated investment professionals who assess the risks and opportunities of our prospective and existing investments, which has included those related to AI, for many years. As of September 30, 2026, across the industries we invest in, our software borrowers, which make up approximately 22% of the portfolio, continued to deliver strong revenue and EBITDA growth consistent with our broader investments year-over-year.
Within software, we remain focused on scaled companies that offer mission-critical solutions to established customer bases, with strong customer retention rates and high switching costs. We intend to continue to invest in companies that offer a depth of broad, integrated solutions and product offerings across a geographic diversity and we emphasize agile, adaptable technology that enables fast integration of AI and other emerging technologies to maintain a competitive edge. Specifically, within enterprise software we currently focus on investing in application software, which represents the operating layer for core business functions; systems and infrastructure software, which is the defense layer that protects enterprise data and networks and of which cybersecurity is a large component; and fintech and payments software, which provide critical means for the global movement of capital. We believe that these categories of enterprise software play specific, functional roles that will be difficult to bypass even as technology shifts because the need for auditability, control and data integrity will remain constant and these categories of software will provide a stable layer through which new technology is governed and executed. We also intend to identify ways to participate in growth of various industries as a result of AI. We also participate in and evaluate cross-platform opportunities to invest in data center assets and AI-related equipment such as graphic processing units.
As of September 30, 2026, based on fair value, our portfolio consisted of 86.7% first lien senior secured debt investments (of which 46.8% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 3.7% second-lien senior secured debt investments, 1.1% unsecured debt investments, 0.4% specialty finance debt investments, 1.5% preferred equity investments, 1.5% common equity investments, 4.0% specialty finance equity investments and 1.1% joint ventures.
As of September 30, 2026, our weighted average total yield of the portfolio at fair value and amortized cost was 9.3% and 9.2%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 9.5% and 9.3%, respectively. Refer to our weighted average yields and interest rates table for more information on our calculation of weighted average yields. As of September 30, 2026, the weighted average spread of floating rate debt investments was 5.1%.
As of September 30, 2026 we had investments in 328 portfolio companies with an aggregate fair value of $35.11 billion. As of September 30, 2026, we had net leverage of 0.91x debt-to-equity and we target net leverage of 0.90x-1.25x debt-to-equity.

Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated):

	Three Months Ended September 30,
($ in thousands)	2026	2025
New investment commitments:
Gross originations	$2,336,383	$5,613,775
Less: Sell downs	(188,875)	(60,725)
Total new investment commitments	$2,147,508	$5,553,050
Principal amount of new investments funded:
First-lien senior secured debt investments	$1,311,009	$3,890,441
Second-lien senior secured debt investments	13,750	42,093
Unsecured debt investments	—	3,823
Specialty finance debt investments	—	17,491
Preferred equity investments	—	9,679
Common equity investments	16,513	83,959
Specialty finance equity investments	56,607	163,576
Joint venture investments	36,938	20,419
Total principal amount of new investments funded	$1,434,817	$4,231,481

Drawdowns (repayments) on revolvers and delayed draw term loans, net	$516,824	$333,113

Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(2,625,366)	$(2,763,402)
Second-lien senior secured debt investments	(59,297)	(32,726)
Unsecured debt investments	(56,120)	—
Specialty finance debt investments	—	—
Preferred equity investments	—	(6,560)
Common equity investments	(4,887)	(5,700)
Specialty finance equity investments	(56,923)	(107,151)
Joint venture investments	—	—
Total principal amount of investments sold or repaid	$(2,802,593)	$(2,915,539)

Number of new investment commitments in new portfolio companies(2)	14	38
Average new investment commitment amount in new portfolio companies(2)	121,709	95,474
Weighted average term for new debt investment commitments (in years)	5.0	6.3
Percentage of new debt investment commitments at floating rates	81.3%	99.9%
Percentage of new debt investment commitments at fixed rates	18.7%	0.1%
Weighted average interest rate of new debt investment commitments(3)	9.4%	8.5%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	5.3%	4.6%
_______________
(1)Includes scheduled paydowns.
(2)Number of new investment commitments represents commitments to a particular portfolio company.
(3)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.08% and 3.98% as of September 30, 2026 and 2025, respectively.

Investments at fair value and amortized cost consisted of the below as of the following periods:

	September 30, 2026		December 31, 2025
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$30,767,734	$30,422,989	$31,727,075	$31,597,264
Second-lien senior secured debt investments	1,445,880	1,292,518	1,554,896	1,500,498
Unsecured debt investments	395,666	386,458	463,745	479,850
Specialty finance debt investments	153,218	153,218	134,800	134,800
Preferred equity investments	534,123	527,468	508,942	496,312
Common equity investments	437,041	536,324	370,541	435,238
Specialty finance equity investments	1,307,162	1,396,079	814,147	900,635
Joint ventures	466,259	399,053	409,012	374,351
Total Investments	$35,507,083	$35,114,107	$35,983,158	$35,918,948
_______________
(1)We consider 46.8% and 40.5% of first-lien senior secured debt investments to be unitranche loans as of September 30, 2026 and December 31, 2025, respectively.
The table below describes investments by industry composition based on fair value as of the following periods:

	September 30, 2026	December 31, 2025
Advertising and media	1.2%	1.3%
Aerospace and defense	0.9	0.9
Asset based lending and fund finance(1)	2.0	1.5
Automotive services	1.9	2.1
Automotive aftermarket(2)	0.0	0.0
Buildings and real estate(3)	3.2	2.9
Business services	3.5	3.9
Chemicals	2.5	2.1
Consumer products	1.2	1.6
Containers and packaging	2.2	2.7
Distribution	1.8	2.5
Education	0.5	0.6
Energy equipment and services	—	0.2
Financial services	6.2	6.5
Food and beverage	4.5	4.7
Healthcare equipment and services	6.6	7.0
Healthcare providers and services	14.2	13.9
Healthcare technology	5.6	5.6
Household products	1.4	1.5
Human resource support services	0.6	0.7
Infrastructure and environmental services	2.6	2.3
Insurance(4)	8.9	8.8
Internet software and services	14.1	11.6
Joint ventures(5)	1.1	1.0
Leisure and entertainment	2.8	2.8
Manufacturing	0.7	2.0
Pharmaceuticals(6)	2.2	1.4
Professional services	4.7	4.8
Specialty retail	0.9	0.9
Telecommunications	1.5	1.7

	September 30, 2026	December 31, 2025
Transportation	0.5	0.5
Total	100.0%	100.0%
_______________
(1)Includes investments in Amergin AssetCo, BOCSO and Wingspire.
(2)Rounds to less than 0.1%.
(3)Includes investments in Owl-HP Finance.
(4)Includes equity investment in Fifth Season.
(5)Includes equity investments in OCIC SLF, Credit SLF and Blue Owl Leasing. See below, within Note 4, for more information regarding OCIC SLF, Credit SLF and Blue Owl Leasing.
(6)Includes equity investments in LSI Financing DAC and LSI Financing LLC.
The table below describes investments by geographic composition based on fair value as of the following periods:

	September 30, 2026	December 31, 2025
United States:
Midwest	16.9%	17.5%
Northeast	20.8	21.9
South	34.2	32.8
West	18.9	19.2
International	9.2	8.6
Total	100.0%	100.0%
The table below describes the weighted average yields and interest rates of our investments based on fair value as of the following periods:

	As of September 30, 2026	As of December 31, 2025
Weighted average total yield of portfolio(1)	9.3%	8.9%
Weighted average total yield of debt and income producing securities(1)	9.5%	9.1%
Weighted average interest rate of debt securities	9.0%	8.7%
Weighted average spread over base rate of floating rate debt investments	5.1%	4.9%
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the Investment Team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee. As of September 30, 2026, two of our portfolio companies are on non-accrual. Our average annual gain/(loss) ratio is (0.15)%.

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	As of September 30, 2026		As of December 31, 2025
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$2,922,043	8.3%	$3,024,891	8.4%
2	30,132,826	85.8	30,964,900	86.2
3	1,993,549	5.7	1,802,851	5.0
4	65,689	0.2	102,729	0.3
5	—	0.0	23,577	0.1
Total	$35,114,107	100.0%	$35,918,948	100.0%
The following table shows the amortized cost of our performing and non-accrual investments as of the following periods:

	As of September 30, 2026				As of December 31, 2025
($ in thousands)	Amortized Cost	Percentage	Fair Value	Percentage	Amortized Cost	Percentage	Fair Value	Percentage
Performing	$35,378,636	99.6%	$35,048,418	99.8%	$35,782,251	99.4%	$35,793,812	99.7%
Non-accrual	128,447	0.4%	65,689	0.2%	200,907	0.6%	125,136	0.3%
Total	$35,507,083	100.0%	$35,114,107	100.0%	$35,983,158	100.0%	$35,918,948	100.0%
Investments are generally placed on non-accrual status when it is not probable that principal or interest will be collected in full. Accrued interest receivable is generally not carried as an asset once a loan is placed on non-accrual status unless collection is considered probable. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Cash receipts on non-accrual loans are recognized as interest income only when collection of principal is probable and otherwise are applied as a reduction of the loan’s recorded investment. Management may make exceptions to this treatment and determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.
Specialty Financing Portfolio Companies and Joint Ventures
We leverage the expanding role that private lenders are being asked to play in the broader credit markets to evaluate cross-platform opportunities including strategic equity and accretive joint venture investments that have cash flow and credit profiles that provide consistent income.
Specialty Finance Portfolio Companies
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management, LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of September 30, 2026, our commitment to Amergin AssetCo is $231.7 million, of which $78.5 million is equity and $153.2 million is debt. As of September 30, 2026, the fair value of our investment in Amergin AssetCo was $236.3 million. As of September 30, 2026, the fair value of our investment in Amergin Asset Management, LLC was $2.2 million. We do not consolidate our equity interest in Amergin AssetCo or Amergin Asset Management, LLC.
BOCSO is comprised of portfolio companies BOCSO 2025 and BOCSO 2026 each of which were formed to hold alternative credit assets, including ABF. ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of September 30, 2026, our investment at fair value in BOCSO 2025 was $216.2 million and our total commitment was $216.2 million. As of September 30, 2026, the BOCSO 2025 portfolio consists of six investments totaling $0.73 billion at cost and $0.72 billion at fair value, and ranging in cost from $24.9 million to $187.4 million and with fair value ranging from $24.9 million to $184.5 million. The largest investment is 25.8% of the total cost of BOCSO 2025’s portfolio. As of September 30, 2026, the BOCSO 2025 portfolio asset class composition was 51.1% ABF — Specialty finance, 45.5% ABF — Leasing, and 3.4% ABF — Commercial Real Estate. As of September 30, 2026, our investment at fair value in BOCSO 2026 was $29.9 million and our total commitment was $29.9 million. As of September 30, 2026, the BOCSO 2026 portfolio consists of one investment totaling $346.4 million at cost and $346.1 million at fair value. As of September 30, 2026, the BOCSO 2026 portfolio asset class composition was 100.0% ABF — Specialty finance. We do not consolidate our equity interest in BOCSO.

Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity commitment to Fifth Season. As of September 30, 2026, the fair value of our investment in Fifth Season was $389.8 million. We do not consolidate our equity interest in Fifth Season.
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial equity commitment to LSI Financing DAC. As of September 30, 2026, fair value of our investment in LSI Financing DAC is $3.4 million. We do not consolidate our equity interest in LSI Financing DAC.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by us pursuant to the Investment Advisory Agreement equal to our pro rata amount of such consulting fee. On November 25, 2024, we made an initial equity commitment to LSI Financing LLC. As of September 30, 2026, the fair value of our investment in LSI Financing LLC is $510.3 million and our total commitment is $611.0 million. We do not consolidate our equity interest in LSI Financing LLC.
Wingspire is an independent diversified direct lender focused on providing asset-based commercial finance loans and related senior secured loans to U.S.-based middle-market borrowers. Wingspire offers a wide variety of asset-based financing solutions to businesses in an array of industries, including revolving credit facilities, machinery and equipment term loans, real estate term loans, first-in/last-out tranches, cash flow term loans, and opportunistic/bridge financings. Wingspire conducts its business through an indirectly owned subsidiary, Wingspire Capital LLC. On November 7, 2025, we made an initial equity commitment to Wingspire. As of September 30, 2026, the fair value of our investment in Wingspire is $87.3 million and our total commitment is $295.0 million. We do not consolidate our equity interest in Wingspire.
Owl-HP Finance is an investment partnership with Hearthstone Residential Holdings (“Hearthstone”), a majority-owned subsidiary of Five Point Holdings, LLC (“Five Point”) (NYSE:FPH). Owl-HP Finance was created to invest in residential land banking (or lot option) programs that provide capital to public home builders. As of September 30, 2026, the Company’s investment at fair value in Owl-HP Finance was $74.0 million and our total commitment was $215.5 million. We do not consolidate our equity interest in Owl-HP Finance.
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
Refer to Exhibit 99.1 for the OCIC SLF’s Supplemental Financial Information.
Credit SLF is a joint venture between the Credit SLF Members. Credit SLF’s principal purpose is to make investments primarily in senior broadly syndicated loans to U.S. middle-market companies. It was formed in May 2024 and made its first portfolio company investment in July 2024.
Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board.
Refer to Exhibit 99.2 for the Credit SLF’s Supplemental Financial Information.
Blue Owl Leasing is a joint venture between the Blue Owl Leasing Members. Blue Owl Leasing’s principal purpose is to make investments primarily in fixed-rate equipment leases and loans. These investments are generally secured by essential-use equipment and critical software. It was formed in June 2025 and made its first portfolio company investment in October 2025.
Blue Owl Leasing is managed by the Blue Owl Leasing Members who must unanimously approve investment decisions. The Blue Owl Leasing Members coinvest through Blue Owl Leasing, or its wholly owned subsidiaries.
Refer to Exhibit 99.3 for the Blue Owl Leasing’s Supplemental Financial Information.

Results of Operations
The table below presents the operating results for the following periods:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Total investment income	$856,928	$814,986	$41,942	$2,531,913	$2,304,334	$227,579
Less: operating expenses	427,384	393,073	34,311	1,250,659	1,115,362	135,297
Net Investment Income (Loss) Before Taxes	429,544	421,913	7,631	1,281,254	1,188,972	92,282
Less: income taxes, including excise taxes	(3)	641	(644)	(32)	1,202	(1,234)
Net Investment Income (Loss) After Taxes	429,547	421,272	8,275	1,281,286	1,187,770	93,516
Net change in unrealized gain (loss)	183,470	(14,151)	197,621	(294,829)	(110,412)	(184,417)
Net realized gain (loss)	(14,470)	(28,141)	13,671	(96,720)	(78,461)	(18,259)
Net Increase (Decrease) in Net Assets Resulting from Operations	$598,547	$378,980	$219,567	$889,737	$998,897	$(109,160)
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of investment originations and exit activity, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons of net increase (decrease) in net assets resulting from operations may not be meaningful.
Investment Income
The table below presents investment income for the following periods:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Interest income	$742,607	$730,067	$12,540	$2,213,008	$2,062,446	$150,562
PIK interest income	37,448	31,296	6,152	112,326	92,295	20,031
Dividend income	49,942	24,903	25,039	127,936	72,334	55,602
PIK dividend income	16,351	14,997	1,354	47,381	42,682	4,699
Other income	10,580	13,723	(3,143)	31,262	34,577	(3,315)
Total Investment Income	$856,928	$814,986	$41,942	$2,531,913	$2,304,334	$227,579
We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Investment income increased by $41.9 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to an increase in dividend income of $25.0 million from our equity investments; an increase of $12.5 million in interest income as a result of an increase in our debt investment portfolio at par from $32.35 billion as of September 30, 2025, to $33.06 billion as of September 30, 2026. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns, which are non-recurring in nature. Income generated from these fees decreased to $9.1 million for the three months ended September 30, 2026 from $14.1 million for the three months ended September 30, 2025 due to slower refinancing activity.
Additionally, the increase in investment income was driven in part by higher PIK interest and PIK dividend income period-over-period. For the three months ended September 30, 2026, PIK interest and PIK dividend income earned were $37.4 million and $16.4 million, respectively. PIK interest and PIK dividend income represented approximately 4.4% and 1.9% of total investment income for the three months ended September 30, 2026, respectively. For the three months ended September 30, 2025, PIK interest and PIK dividend income earned were $31.3 million and $15.0 million, respectively. PIK interest and PIK dividend income represented approximately 3.8% and 1.8% of total investment income for the three months ended September 30, 2025, respectively. These increases were partially offset by a $3.1 million reduction in other income. Other income is comprised of unfunded investment commitment fees and incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing or as a result of episodic amendments made to the terms of our existing debt investments.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Investment income increased by $227.6 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, due to an increase in interest income, as a result of an increase in our debt investment portfolio at par from $32.35 billion as of September 30, 2025 to $33.06 billion as of September 30, 2026, partially offset by a decrease in base interest rates. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Income generated from these fees decreased to $31.8 million for the nine months ended September 30, 2026, from $45.3 million for the nine months ended September 30, 2025 due to slower refinancing activity. Dividend income increased by $55.6 million period-over-period driven by our equity investments.
Additionally, the increase in investment income was driven in part by higher PIK interest and PIK dividend income period-over-period. For the nine months ended September 30, 2026, PIK interest and PIK dividend income earned were $112.3 million and $47.4 million, respectively. PIK interest and PIK dividend income represented approximately 4.4% and 1.9% of total investment income for the nine months ended September 30, 2026, respectively. For the nine months ended September 30, 2025, PIK interest and PIK dividend income earned was $92.3 million and $42.7 million, respectively. PIK interest and PIK dividend income represented approximately 4.0% and 1.9% of total investment income for the nine months ended September 30, 2025, respectively. These increases were partially offset by a $3.3 million decrease in other income period-over-period. Other income is comprised of unfunded investment commitment fees and incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing or as a result of episodic amendments made to the terms of our existing debt investments.
Expenses
The table below presents our expenses for the following periods:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Offering costs	$450	$314	$136	$2,785	$3,856	$(1,071)
Interest expense	280,055	252,262	27,793	804,498	718,785	85,713
Management fees, net(1)	58,184	55,915	2,269	180,806	153,823	26,983
Performance based incentive fees	61,329	60,105	1,224	182,940	169,604	13,336
Professional fees	8,745	6,600	2,145	23,290	19,454	3,836
Directors' fees	445	567	(122)	1,335	1,207	128
Shareholder servicing fees	13,152	13,483	(331)	40,135	37,423	2,712
Other general and administrative	5,024	3,827	1,197	14,870	11,210	3,660
Total Operating Expenses	$427,384	$393,073	$34,311	$1,250,659	$1,115,362	$135,297
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
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Total operating expenses increased by $34.3 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to increases in interest expense, management fees and incentive fees. The increase in interest expense was driven by an increase in average daily borrowings to $17.34 billion from $13.92 billion period-over-period, partially offset by a decrease in the average interest rate to 6.2% from 6.6% period-over-period. The increase in management fees was driven by growth in the net asset value of the fund. The increase in incentive fees was due to higher pre-incentive fee net investment income earned during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. As a percentage of total assets, offering costs, shareholder servicing fees, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period-over-period.
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Total operating expenses increased by $135.3 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to increases in interest expense, management fees and incentive fees. The increase in interest expense was driven by an increase in average daily borrowings to $16.81 billion from $13.49 billion period-over-period, partially offset by a decrease in the average interest rate to 6.1% from 6.7% period-over-period. The increase in management fees was driven by growth in our net asset value. The increase in incentive fees was due to higher pre-incentive fee net investment income earned during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. As a percentage of total assets, offering costs, shareholder servicing fees, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period-over-period.
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
For the three and nine months ended September 30, 2026, we did not record any U.S. federal excise tax. For the three and nine months ended September 30, 2025, we recorded U.S. federal excise tax of $0.4 million and $1.2 million, respectively.
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2026, we recorded a net tax expense/(benefit) of approximately $(3.0) thousand and $(32.0) thousand. For the three and nine months ended September 30, 2025, we recorded a net tax expense/(benefit) of approximately $208.0 thousand and $2.0 thousand, respectively, for taxable subsidiaries.
We recorded a net deferred tax liability of $0.2 million and net deferred tax liability of $1.6 million as of September 30, 2026, and December 31, 2025, respectively, for taxable subsidiaries, which is primarily related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests.
Net Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The table below presents the net unrealized gains (losses) on our investment portfolio for the following periods:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Net change in unrealized gain (loss) on investments	$179,404	$(41,555)	$220,959	$(293,410)	$(141,700)	$(151,710)
Net change in translation of assets and liabilities in foreign currencies	2,747	27,559	(24,812)	(2,748)	32,509	(35,257)
Income tax (provision) benefit	1,319	(155)	1,474	1,329	(1,221)	2,550
Net Change in Unrealized Gain (Loss)	$183,470	$(14,151)	$197,621	$(294,829)	$(110,412)	$(184,417)
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
For the three months ended September 30, 2026, the net unrealized gains on investments were primarily driven by appreciation in the fair value of certain debt and equity investments, partially offset by depreciation in certain debt investments. For the three months ended September 30, 2026, the unrealized gains on translation of assets and liabilities in foreign currencies were incurred primarily as a result of fluctuations in the GBP and EUR exchange rates versus USD. As of September 30, 2026, the fair value of our debt investments as a percentage of principal was 97.6%, as compared to 97.3% as of June 30, 2026.
For the three months ended September 30, 2025, the net unrealized losses were primarily driven by decreases in the fair value of certain debt investments, partially offset by increases in the fair value of certain equity investments and credit spreads tightening across the broader markets. For the three months ended September 30, 2025, the unrealized gains on translation of assets and liabilities in foreign currencies were driven by a reversal of unrealized losses on foreign borrowings denominated in Euro which were repaid with the proceeds from the issuance of the EUR 2031 Notes and is largely offset by a realized loss on translation of assets and liabilities in foreign currencies for the three months ended September 30, 2025. As of September 30, 2025, the fair value of our debt investments as a percentage of principal was 98.4%, as compared to 98.5% as of June 30, 2025.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended September 30, 2026 and 2025, consisted of the following:

Portfolio Company	For the Three Months Ended September 30, 2026	Portfolio Company	For the Three Months Ended September 30, 2025
($ in millions)		($ in millions)
Nscale Global Holdings Limited	$31.3	Notorious Topco, LLC (dba Beauty Industry Group)(1)	$(25.0)
Percheron Horsepower-A LP (dba Big Brand Tire & Service)	29.7	Physician Partners, LLC	(18.0)
Cloud Software Group, Inc.	11.3	Plasma Buyer LLC (dba PathGroup)	(13.7)
Trucordia Insurance Holdings, LLC	11.3	LSI Financing LLC(1)	7.5
Finastra USA, Inc.	9.9	CD&R Value Building Partners I, L.P. (dba Belron)	6.9
Access CIG, LLC	9.1	PetVet Care Centers, LLC	(6.1)
Mario Purchaser, LLC (dba Len the Plumber)	(9.9)	OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(1)	(5.5)
Acrisure, LLC	(10.1)	Denali Holding, LP (dba Summit Companies)	5.1
Plasma Buyer LLC (dba PathGroup)	(12.0)	Conair Holdings LLC	(4.6)
Notorious Topco, LLC (dba Beauty Industry Group)(1)	(13.7)	Denali BuyerCo, LLC (dba Summit Companies)	4.5
Remaining portfolio companies	122.5	Remaining portfolio companies	7.3
Total	$179.4	Total	$(41.6)
_______________
(1)Portfolio company is a controlled, affiliated investment.
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
For the nine months ended September 30, 2026, the net unrealized losses were primarily driven by decreases in the fair value of certain debt investments, partially offset by appreciation in certain debt and equity investments and reversals of prior period unrealized losses that were realized during the period related to restructurings. For the nine months ended September 30, 2026, the unrealized losses on translation of assets and liabilities in foreign currencies were primarily as a result of fluctuations in the GBP and EUR exchange rates versus USD. As of September 30, 2026, the fair value of our debt investments as a percentage of principal was 97.6%, as compared to 98.4% as of December 31, 2025.
For the nine months ended September 30, 2025, the net unrealized losses were primarily driven by decreases in the fair value of certain debt investments, partially offset by reversals of prior period unrealized losses that were realized during the period in connection with restructurings. For the nine months ended September 30, 2025, the unrealized gains on translation of assets and liabilities in foreign currencies were driven by a reversal of unrealized losses on foreign borrowings denominated in Euro which were repaid with the proceeds from the issuance of the EUR 2031 Notes and is largely offset by a realized loss on translation of assets and liabilities in foreign currencies for the nine months ended September 30, 2025. As of September 30, 2025, the fair value of our debt investments as a percentage of principal was 98.4%, as compared to 98.9% as of December 31, 2024.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the nine months ended September 30, 2026 and 2025, consisted of the following:

Portfolio Company	For the Nine Months Ended September 30, 2026	Portfolio Company	For the Nine Months Ended September 30, 2025
($ in millions)		($ in millions)
Kaseya Inc.	$(47.2)	Notorious Topco, LLC (dba Beauty Industry Group)(1)	$(69.6)
Barracuda Parent, LLC	(41.3)	EOS Finco S.A.R.L	(27.6)
Plasma Buyer LLC (dba PathGroup)	(39.6)	OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(1)	(25.3)
Trucordia Insurance Holdings, LLC	(27.7)	AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(1)	19.7
OCIC SLF LLC (fka Blue Owl Credit Income Senior Loan Fund LLC)(1)	(26.1)	Plasma Buyer LLC (dba PathGroup)	(16.3)
Conair Holdings LLC	24.8	LSI Financing LLC(1)	14.0
Percheron Horsepower-A LP (dba Big Brand Tire & Service)	30.1	PCF Holdco, LLC (dba PCF Insurance Services)	(13.7)
EOS Finco S.A.R.L	46.3	Conair Holdings LLC	(12.1)
Nscale Global Holdings Limited	47.5	Ivanti Software, Inc.	11.8
Physician Partners, LLC	64.2	Aramsco, Inc.	(10.7)
Remaining portfolio companies	(324.4)	Remaining portfolio companies	(11.9)
Total	$(293.4)	Total	$(141.7)
_______________
(1)Portfolio company is a controlled, affiliated investment.
Net Realized Gains (Losses)
The table below represents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Net realized gain (loss) on investments	$(11,235)	$(557)	$(10,678)	$(97,377)	$(50,103)	$(47,274)
Net realized gain (loss) on foreign currency transactions	(3,235)	(27,584)	24,349	657	(28,358)	29,015
Net Realized Gain (Loss)	$(14,470)	$(28,141)	$13,671	$(96,720)	$(78,461)	$(18,259)
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
For the three months ended September 30, 2026, we recognized net realized loss on investments of $11.2 million, as compared to the loss of $0.6 million for the prior year period, primarily driven by sales of investments. For the three months ended September 30, 2026, we recognized net realized loss on translation of assets and liabilities in foreign currencies of $3.2 million, as compared to a loss of $27.6 million for the prior year period, driven primarily by repayments of foreign borrowings denominated in Euro in the prior year period, which were repaid with the proceeds from the issuance of the EUR 2031 Notes.

The largest contributors to the change in net realized gain (loss) on investments during the three months ended September 30, 2026 and 2025, consisted of the following:

Portfolio Company	For the Three Months Ended September 30, 2026
($ in millions)
Access CIG, LLC	$(7.7)
Finastra USA, Inc.	(1.9)
ConnectWise, LLC	(1.8)
Confluent Health, LLC	(0.9)
Dawn Bidco, LLC (dba Dayforce)	(0.7)
WP Irving Co-Invest, L.P.	1.6
BEHP Co-Investor II, L.P.	2.1
Remaining portfolio companies	(2.0)
Total	$(11.2)

Portfolio Company	For the Three Months Ended September 30, 2025
($ in millions)
BCTO WIW Holdings, Inc. (dba When I Work)	$(1.9)
Renaissance Learning, Inc.	(0.6)
Cotiviti, Inc.	0.5
Level 3 Financing, Inc.	0.8
Remaining portfolio companies	0.6
Total	$(0.6)
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
For the nine months ended September 30, 2026, we recognized net realized loss on investments of $97.4 million, as compared to a loss of $50.1 million in the prior year period, primarily driven by the full or partial sales of investments and the restructuring of a debt investment. For the nine months ended September 30, 2026, we recognized net realized gain on translation of assets and liabilities in foreign currencies of $0.7 million, as compared to a loss of $28.4 million for the prior year period, as a result of repayments of foreign borrowings denominated in Euro in the prior year period, which were repaid with the proceeds from the issuance of the EUR 2031 Notes.

The largest contributors to the change in net realized gain (loss) on investments during the nine months ended September 30, 2026 and 2025, consisted of the following:

Portfolio Company	For the Nine Months Ended September 30, 2026
($ in millions)
EOS Finco S.A.R.L	$(46.9)
Aramsco, Inc.	(15.2)
Ideal Image Development, LLC	(12.1)
Access CIG, LLC	(7.7)
Walker Edison Furniture Company LLC	(7.2)
Boxer Parent Company Inc. (f/k/a BMC)	(3.9)
Finastra USA, Inc.	(1.9)
ConnectWise, LLC	(1.8)
WP Irving Co-Invest, L.P.	1.6
BEHP Co-Investor II, L.P.	2.1
Remaining portfolio companies	(4.4)
Total	$(97.4)

Portfolio Company	For the Nine Months Ended September 30, 2025
($ in millions)
Physician Partners, LLC	$(33.1)
Ivanti Software, Inc.	(14.0)
KWOR Acquisition, Inc. (dba Alacrity Solutions)	(9.0)
BW Holding, Inc.	(3.0)
Cast & Crew Payroll, LLC	(1.6)
Central Parent Inc. (dba CDK Global Inc.)	(1.1)
BCTO WIW Holdings, Inc. (dba When I Work)	(1.9)
Level 3 Financing, Inc.	0.8
Cotiviti, Inc.	0.7
PCF Holdco, LLC (dba PCF Insurance Services)	9.8
Remaining portfolio companies	2.3
Total	$(50.1)
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

As of September 30, 2026 and December 31, 2025, our asset coverage ratios were 204% and 223%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of September 30, 2026, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2026 we had $5.32 billion available under our credit facilities.
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
As of September 30, 2026, we had $0.74 billion in cash. During the nine months ended September 30, 2026, $1.39 billion in cash was provided by operating activities, primarily as a result of proceeds from investments of $6.36 billion, PIK interest and dividend collections of $40.4 million and other operating activities of $0.79 billion, partially offset by funding portfolio investments of $5.80 billion. Lastly, cash used in financing activities was $1.39 billion during the period, which was the result of $0.76 billion of distributions paid and share repurchases of $2.93 billion, partially offset by proceeds from the issuance of shares of $0.91 billion and net borrowings of $1.45 billion on our credit facilities.
Net Assets
Share Issuances
We have the authority to issue 4,500,000,000 common shares at $0.01 per share par value, 1,500,000,000 of which are classified as Class S common shares, 1,000,000,000 of which are classified as Class D common shares, and 2,000,000,000 of which are classified as Class I common shares. We are currently publicly offering on a continuous basis up to $15,000,000,000 in any combination of shares of Class S, Class D and Class I common stock and previously offered on a continuous basis up to $30,000,000,000 in any combination of Class S, Class D and Class I common stock.
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
The below tables summarize transactions with respect to shares of our common stock during the following periods:

	For the Three Months Ended September 30, 2026
	S		D		I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	2,353,020	$21,605	—	$—	10,065,766	$91,653	12,418,786	$113,258
Shares/gross proceeds from the private placements	—	—	—	—	679,503	6,184	679,503	6,184
Share transfer between classes(1)	(4,472,995)	(40,584)	(18,975)	(172)	4,478,419	40,756	(13,551)	—
Reinvestment of distributions	6,597,818	59,887	182,921	1,664	12,093,156	110,087	18,873,895	171,638
Repurchased shares	(19,802,257)	(181,034)	(3,683,749)	(33,704)	(78,223,508)	(717,260)	(101,709,514)	(931,998)
Total shares/gross proceeds	(15,324,414)	(140,126)	(3,519,803)	(32,212)	(50,906,664)	(468,580)	(69,750,881)	(640,918)
Sales load	—	(267)	—	—	—	—	—	(267)
Total Shares/Net Proceeds	(15,324,414)	$(140,393)	(3,519,803)	$(32,212)	(50,906,664)	$(468,580)	(69,750,881)	$(641,185)
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

	For the Three Months Ended September 30, 2025
	S		D		I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	47,527,120	$452,912	3,242,693	$30,645	125,770,697	$1,189,100	176,540,510	$1,672,657
Shares/gross proceeds from the private placements	—	—	—	—	39,591,764	374,413	39,591,764	374,413
Share transfer between classes(1)	(4,028,241)	(37,972)	681,601	6,427	3,335,478	31,545	(11,162)	—
Reinvestment of distributions	7,137,913	67,281	477,412	4,505	13,342,003	126,120	20,957,328	197,906
Repurchased shares	(8,726,178)	(81,852)	(2,050,666)	(19,255)	(23,055,892)	(216,956)	(33,832,736)	(318,063)
Total shares/gross proceeds	41,910,614	400,369	2,351,040	22,322	158,984,050	1,504,222	203,245,704	1,926,913
Sales load	—	(4,885)	—	(38)	—	—	—	(4,923)
Total Shares/Net Proceeds	41,910,614	$395,484	2,351,040	$22,284	158,984,050	$1,504,222	203,245,704	$1,921,990
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

	For the Nine Months Ended September 30, 2026
	S		D		I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	23,323,863	$217,355	525,776	$4,867	64,281,379	$593,579	88,131,018	$815,801
Shares/gross proceeds from the private placements	—	—	—	—	10,158,006	93,832	10,158,006	93,832
Share transfer between classes(1)	(9,944,629)	(90,962)	(10,813,526)	(98,295)	20,705,842	189,257	(52,313)	—
Reinvestment of distributions	20,555,583	187,883	901,592	8,269	38,497,727	352,967	59,954,902	549,119
Repurchased shares	(60,418,203)	(549,280)	(11,988,086)	(109,087)	(240,349,815)	(2,191,712)	(312,756,104)	(2,850,079)
Total shares/gross proceeds	(26,483,386)	(235,004)	(21,374,244)	(194,246)	(106,706,861)	(962,077)	(154,564,491)	(1,391,327)
Sales load	—	(2,594)	—	—	—	—	—	(2,594)
Total Shares/Net Proceeds	(26,483,386)	$(237,598)	(21,374,244)	$(194,246)	(106,706,861)	$(962,077)	(154,564,491)	$(1,393,921)
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
The changes to our offering price per share for the nine months ended September 30, 2026 and 2025, were as follows:

S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2025	$9.54	$0.33	$9.87
February 1, 2025	9.54	0.33	9.87
March 1, 2025	9.51	0.33	9.84
April 1, 2025	9.46	0.33	9.79
May 1, 2025	9.40	0.33	9.73
June 1, 2025	9.44	0.33	9.77
July 1, 2025	9.42	0.33	9.75
August 1, 2025	9.43	0.33	9.76
September 1, 2025	9.43	0.33	9.76
January 1, 2026	9.32	0.33	9.65
February 1, 2026	9.25	0.32	9.57
March 1, 2026	9.11	0.32	9.43
April 1, 2026	9.08	0.32	9.40
May 1, 2026	9.12	0.32	9.44
June 1, 2026	9.12	0.32	9.44
July 1, 2026	9.05	0.32	9.37
August 1, 2026	9.07	0.32	9.39
September 1, 2026	9.11	0.32	9.43

D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2025	$9.55	$0.14	$9.69
February 1, 2025	9.55	0.14	9.69
March 1, 2025	9.52	0.14	9.66
April 1, 2025	9.47	0.14	9.61
May 1, 2025	9.41	0.14	9.55
June 1, 2025	9.45	0.14	9.59
July 1, 2025	9.43	0.14	9.57
August 1, 2025	9.44	0.14	9.58
September 1, 2025	9.44	0.14	9.58
January 1, 2026	9.33	0.14	9.47
February 1, 2026	9.26	0.14	9.40
March 1, 2026	9.12	0.14	9.26
April 1, 2026	9.09	0.14	9.23
May 1, 2026	9.13	0.14	9.27
June 1, 2026	9.13	0.14	9.27
July 1, 2026	9.06	0.14	9.20
August 1, 2026	9.08	0.14	9.22
September 1, 2026	9.12	0.14	9.26

I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2025	$9.57	$—	$9.57
February 1, 2025	9.57	—	9.57
March 1, 2025	9.54	—	9.54
April 1, 2025	9.49	—	9.49
May 1, 2025	9.42	—	9.42
June 1, 2025	9.47	—	9.47
July 1, 2025	9.45	—	9.45
August 1, 2025	9.46	—	9.46
September 1, 2025	9.45	—	9.45
January 1, 2026	9.34	—	9.34
February 1, 2026	9.28	—	9.28
March 1, 2026	9.13	—	9.13
April 1, 2026	9.11	—	9.11
May 1, 2026	9.15	—	9.15
June 1, 2026	9.15	—	9.15
July 1, 2026	9.08	—	9.08
August 1, 2026	9.09	—	9.09
September 1, 2026	9.14	—	9.14

Distributions
The Board authorizes and declares monthly distribution amounts per share of common stock, payable monthly in arrears. The following tables present cash distributions per share that were recorded during the following periods:

	For Nine Months Ended September 30, 2026
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				S	D	I
November 4, 2025	January 30, 2026	February 25, 2026	$0.07010	$43,232	$4,123	$99,296
February 18, 2026	February 27, 2026	March 30, 2026	0.07010	44,082	4,158	100,913
February 18, 2026	March 31, 2026	April 28, 2026	0.07010	42,572	3,817	96,488
February 18, 2026	April 30, 2026	May 31, 2026	0.07010	43,084	3,110	97,904
May 5, 2026	May 29, 2026	June 23, 2026	0.07010	43,054	3,110	98,405
May 5, 2026	June 30, 2026	July 27, 2026	0.07010	42,015	2,879	93,139
May 5, 2026	July 31, 2026	August 31, 2026	0.07010	42,117	2,887	93,797
August 4, 2026	August 31, 2026	September 30, 2026	0.07010	42,218	2,890	94,402
August 4, 2026	September 30, 2026	October 26, 2026	0.07010	41,040	2,612	89,572
		Total	$0.63090	$383,414	$29,586	$863,916
_______________
(1)Distributions per share are gross of shareholder servicing fees.
(2)Distribution amounts are net of shareholder servicing fees.

	For Nine Months Ended September 30, 2025
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
_____________
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
Debt
As of September 30, 2026, we had in place an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”), as well as special purpose vehicle asset credit facilities, CLOs, and unsecured notes and in the future, we may enter into additional borrowing arrangements of these types. See “Note 5 — Debt” to our consolidated financial statements included in this Quarterly Report.

Aggregate Borrowings
Our debt obligations consisted of the following as of the following periods:

		September 30, 2026
($ in thousands)	Maturity Date	Aggregate Principal Committed	Outstanding Principal	Unused Portion(7)	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)(3)(6)	September 16, 2031	$4,200,000	$454,584	3,675,808	$3,675,808	$(26,901)	$427,683
SPV Asset Facility I	May 15, 2036	650,000	113,700	536,300	288,025	(6,821)	106,879
SPV Asset Facility II	April 18, 2030	2,000,000	902,000	1,098,000	227,944	(14,939)	887,061
SPV Asset Facility III	May 22, 2030	2,000,000	1,180,500	819,500	119,187	(13,799)	1,166,701
SPV Asset Facility IV	March 16, 2035	500,000	40,100	459,900	260,160	(4,844)	35,256
SPV Asset Facility V	October 16, 2029	750,000	606,250	143,750	86,860	(4,298)	601,952
SPV Asset Facility VI	April 10, 2035	1,350,000	682,400	667,600	272,495	(8,322)	674,078
SPV Asset Facility VII	May 21, 2029	500,000	344,000	156,000	80,419	(2,069)	341,931
SPV Asset Facility VIII	December 17, 2035	1,000,000	625,000	375,000	183,744	(4,897)	620,103
SPV Asset Facility IX	August 13, 2030	300,000	214,600	85,400	85,400	(2,214)	212,386
SPV Asset Facility X	December 31, 2035	750,000	378,000	372,000	29,364	(4,127)	373,873
SPV Asset Facility XI	March 05, 2029	500,000	250,000	250,000	14,441	(1,351)	248,649
CLO VIII	April 21, 2037	375,000	375,000	—	—	(2,067)	372,933
CLO XI	April 20, 2039	272,000	272,000	—	—	(3,717)	268,283
CLO XV	January 20, 2036	312,000	312,000	—	—	(2,319)	309,681
CLO XVI	April 20, 2036	420,000	420,000	—	—	(2,256)	417,744
CLO XVII	July 15, 2036	325,000	325,000	—	—	(2,393)	322,607
CLO XVIII	July 24, 2036	260,000	260,000	—	—	(1,578)	258,422
CLO XIX	October 22, 2037	260,000	260,000	—	—	(1,729)	258,271
CLO XXII	October 20, 2037	737,500	737,500	—	—	(2,688)	734,812
CLO XXIV	January 15, 2038	600,000	600,000	—	—	(2,736)	597,264
September 2026 Notes	September 23, 2026	—	—	—	—	—	—
February 2027 Notes	February 08, 2027	500,000	500,000	—	—	(584)	499,416
September 2027 Notes(4)	September 16, 2027	600,000	600,000	—	—	1,882	594,879
AUD 2027 Notes(2)(4)(5)	October 23, 2027	302,154	302,154	—	—	(1,062)	308,380
May 2028 Notes(4)	May 23, 2028	500,000	500,000	—	—	(4,608)	487,697
June 2028 Notes(4)	June 13, 2028	650,000	650,000	—	—	3,738	639,389
January 2029 Notes(4)	January 15, 2029	550,000	550,000	—	—	108	534,234
June 2029 Notes(4)	June 15, 2029	700,000	700,000	—	—	(8,870)	683,352
September 2029 Notes(4)	September 15, 2029	900,000	900,000	—	—	(5,590)	878,559
March 2030 Notes(4)	March 15, 2030	1,000,000	1,000,000	—	—	(14,956)	932,062
EUR 2031 Notes(2)(4)	January 31, 2031	568,119	568,119	—	—	(7,984)	532,725
March 2031 Notes(4)	March 15, 2031	750,000	750,000	—	—	(13,660)	706,119
October 2031 Notes(4)	October 15, 2031	800,000	800,000	—	—	(18,036)	756,136
Total Debt		$25,881,773	$17,172,907	$8,639,258	$5,323,847	$(185,687)	$16,789,517
_______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes unrealized gain (loss) on translation of borrowings denominated in foreign currencies.

(3)The amount available and unused portion are reduced by $69.6 million of outstanding letters of credit.
(4)Net carrying value is inclusive of change in fair market value of effective hedge.
(5)AUD 2027 Notes are net of a cross-currency swap.
(6)As of September 30, 2026, the Company’s Revolving Credit Facility borrowing base value was $13.26 billion excluding cash.
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
(6)As of December 31, 2025, the Company’s Revolving Credit Facility borrowing base value was $15.84 billion excluding cash.
(7)The unused portion is the amount upon which commitment fees, if any, are based.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Interest expense	$268,048	$236,306	$769,502	$685,679
Amortization of debt issuance costs	12,608	12,438	36,024	37,403
Net change in unrealized (gain) loss on effective interest rate swaps and hedged items included in interest expense(1)	(601)	3,518	(1,028)	(4,297)
Total Interest Expense	$280,055	$252,262	$804,498	$718,785
Average interest rate(2)	6.2%	6.6%	6.1%	6.7%
Average daily borrowings	$17,339,401	$13,923,776	$16,805,101	$13,491,922
_______________
(1)Refer to “Note 5 — Debt” and to “Note 7 — Derivative Instruments” to our consolidated financial statements included in this Quarterly Report for details on the facilities’ interest rate swaps.
Senior Securities
The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Promissory Note(5)
December 31, 2021	$—	$—	$—	N/A
December 31, 2020	10.0	2,266.8	—	N/A
SPV Asset Facility I
September 30, 2026 (Unaudited)	$113.7	$2,040.0	$—	N/A
December 31, 2025	238.6	2,225.2	—	N/A
December 31, 2024	300.0	2,094.8	—	N/A
December 31, 2023	475.0	2,085.2	—	N/A
December 31, 2022	440.4	1,927.2	—	N/A
December 31, 2021	301.3	1,998.5	—	N/A
SPV Asset Facility II
September 30, 2026 (Unaudited)	$902.0	$2,040.0	$—	N/A
December 31, 2025	932.0	2,225.2	—	N/A
December 31, 2024	920.0	2,094.8	—	N/A
December 31, 2023	1,718.0	2,085.2	—	N/A
December 31, 2022	1,538.0	1,927.2	—	N/A
December 31, 2021	446.0	1,998.5	—	N/A
SPV Asset Facility III
September 30, 2026 (Unaudited)	$1,180.5	$2,040.0	$—	N/A
December 31, 2025	1,233.5	2,225.2	—	N/A
December 31, 2024	971.9	2,094.8	—	N/A
December 31, 2023	522.0	2,085.2	—	N/A
December 31, 2022	555.0	1,927.2	—	N/A
SPV Asset Facility IV
September 30, 2026 (Unaudited)	$40.1	$2,040.0	$—	N/A
December 31, 2025	175.0	2,225.2	—	N/A
December 31, 2024	355.0	2,094.8	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Promissory Note(5)
December 31, 2023	250.0	2,085.2	—	N/A
December 31, 2022	465.0	1,927.2	—	N/A
SPV Asset Facility V
September 30, 2026 (Unaudited)	$606.3	$2,040.0	$—	N/A
December 31, 2025	606.3	2,225.2	—	N/A
December 31, 2024	250.0	2,094.8	—	N/A
December 31, 2023	200.0	2,085.2	—	N/A
SPV Asset Facility VI
September 30, 2026 (Unaudited)	$682.4	$2,040.0	$—	N/A
December 31, 2025	646.0	2,225.2	—	N/A
December 31, 2024	350.0	2,094.8	—	N/A
December 31, 2023	160.0	2,085.2	—	N/A
SPV Asset Facility VII
September 30, 2026 (Unaudited)	$344.0	$2,040.0	$—	N/A
December 31, 2025	463.6	2,225.2	—	N/A
December 31, 2024	165.9	2,094.8	—	N/A
SPV Asset Facility VIII
September 30, 2026 (Unaudited)	$625.0	$2,040.0	$—	N/A
December 31, 2025	587.5	2,225.2	—	N/A
December 31, 2024	200.0	2,094.8	—	N/A
SPV Asset Facility IX
September 30, 2026 (Unaudited)	$214.6	$2,040.0	$—	N/A
December 31, 2025	230.0	2,225.2	—	N/A
SPV Asset Facility X
September 30, 2026 (Unaudited)	$378.0	$2,040.0	$—	N/A
December 31, 2025	—	2,225.2	—	N/A
SPV Asset Facility XI
September 30, 2026 (Unaudited)	$250.0	$2,040.0	—	N/A
CLO VIII
September 30, 2026 (Unaudited)	$375.0	$2,040.0	$—	N/A
December 31, 2025	375.0	2,225.2	—	N/A
December 31, 2024	290.0	2,094.8	—	N/A
December 31, 2023	290.0	2,085.2	—	N/A
December 31, 2022	290.0	1,927.2	—	N/A
CLO XI
September 30, 2026 (Unaudited)	$272.0	$2,040.0	$—	N/A
December 31, 2025	260.0	2,225.2	—	N/A
December 31, 2024	260.0	2,094.8	—	N/A
December 31, 2023	260.0	2,085.2	—	N/A
CLO XII(6)
December 31, 2025	—	2,225.2	—	N/A
December 31, 2024	260.0	2,094.8	—	N/A
December 31, 2023	260.0	2,085.2	—	N/A
CLO XV
September 30, 2026 (Unaudited)	$312.0	$2,040.0	$—	N/A
December 31, 2025	312.0	2,225.2	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Promissory Note(5)
December 31, 2024	312.0	2,094.8	—	N/A
CLO XVI
September 30, 2026 (Unaudited)	$420.0	$2,040.0	$—	N/A
December 31, 2025	420.0	2,225.2	—	N/A
December 31, 2024	420.0	2,094.8	—	N/A
CLO XVII
September 30, 2026 (Unaudited)	$325.0	$2,040.0	$—	N/A
December 31, 2025	325.0	2,225.2	—	N/A
December 31, 2024	325.0	2,094.8	—	N/A
CLO XVIII
September 30, 2026 (Unaudited)	$260.0	$2,040.0	$—	N/A
December 31, 2025	260.0	2,225.2	—	N/A
December 31, 2024	260.0	2,094.8	—	N/A
CLO XIX
September 30, 2026 (Unaudited)	$260.0	$2,040.0	$—	N/A
December 31, 2025	260.0	2,225.2	—	N/A
December 31, 2024	260.0	2,094.8	—	N/A
CLO XXII
September 30, 2026 (Unaudited)	$737.5	$2,040.0	$—	N/A
December 31, 2025	737.5	2,225.2	—	N/A
CLO XXIV
September 30, 2026 (Unaudited)	$600.0	$2,040.0	$—	N/A
Revolving Credit Facility
September 30, 2026 (Unaudited)	$454.6	$2,040.0	$—	N/A
December 31, 2025	995.3	2,225.2	—	N/A
December 31, 2024	1,335.0	2,094.8	—	N/A
December 31, 2023	628.1	2,085.2	—	N/A
December 31, 2022	302.3	1,927.2	—	N/A
December 31, 2021	451.2	1,998.5	—	N/A
September 2026 Notes(8)
September 30, 2026 (Unaudited)	$—	$2,040.0	$—	N/A
December 31, 2025	350.0	2,225.2	—	N/A
December 31, 2024	350.0	2,094.8	—	N/A
December 31, 2023	350.0	2,085.2	—	N/A
December 31, 2022	350.0	1,927.2	—	N/A
December 31, 2021	350.0	1,998.5	—	N/A
February 2027 Notes
September 30, 2026 (Unaudited)	$500.0	$2,040.0	$—	N/A
December 31, 2025	500.0	2,225.2	—	N/A
December 31, 2024	500.0	2,094.8	—	N/A
December 31, 2023	500.0	2,085.2	—	N/A
December 31, 2022	500.0	1,927.2	—	N/A
September 2027 Notes
September 30, 2026 (Unaudited)	$600.0	$2,040.0	$—	N/A
December 31, 2025	600.0	2,225.2	—	N/A
December 31, 2024	600.0	2,094.8	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Promissory Note(5)
December 31, 2023	600.0	2,085.2	—	N/A
December 31, 2022	600.0	1,927.2	—	N/A
AUD 2027 Notes
September 30, 2026 (Unaudited)	$302.2	$2,040.0	$—	N/A
December 31, 2025	300.8	2,225.2	—	N/A
December 31, 2024	295.5	2,094.8	—	N/A
May 2028 Notes
September 30, 2026 (Unaudited)	$500.0	$2,040.0	$—	N/A
December 31, 2025	500.0	2,225.2	—	N/A
June 2028 Notes
September 30, 2026 (Unaudited)	$650.0	$2,040.0	$—	N/A
December 31, 2025	650.0	2,225.2	—	N/A
December 31, 2024	650.0	2,094.8	—	N/A
December 31, 2023	650.0	2,085.2	—	N/A
March 2025 Notes(7)
December 31, 2025	—	—	—	N/A
December 31, 2024	500.0	2,094.8	—	N/A
December 31, 2023	500.0	2,085.2	—	N/A
December 31, 2022	500.0	1,927.2	—	N/A
January 2029 Notes
September 30, 2026 (Unaudited)	$550.0	$2,040.0	$—	N/A
December 31, 2025	550.0	2,225.2	—	N/A
December 31, 2024	550.0	2,094.8	—	N/A
December 31, 2023	550.0	2,085.2	—	N/A
June 2029 Notes
September 30, 2026 (Unaudited)	$700.0	$2,040.0	$—	N/A
September 2029 Notes
September 30, 2026 (Unaudited)	$900.0	$2,040.0	$—	N/A
December 31, 2025	900.0	2,225.2	—	N/A
December 31, 2024	500.0	2,094.8	—	N/A
March 2030 Notes
September 30, 2026 (Unaudited)	$1,000.0	$2,040.0	$—	N/A
December 31, 2025	1,000.0	2,225.2	—	N/A
December 31, 2024	1,000.0	2,094.8	—	N/A
EUR 2031 Notes
September 30, 2026 (Unaudited)	$568.1	$2,040.0	$—	N/A
December 31, 2025	587.2	2,225.2	—	N/A
March 2031 Notes
September 30, 2026 (Unaudited)	$750.0	$2,040.0	$—	N/A
December 31, 2025	750.0	2,225.2	—	N/A
December 31, 2024	750.0	2,094.8	—	N/A
October 2031 Notes
September 30, 2026 (Unaudited)	$800.0	$2,040.0	$—	N/A
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
(8)Facility was terminated in September 2026.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

($ in thousands)	September 30, 2026	December 31, 2025
Revolving loan commitments	$2,140,501	$2,252,294
Delayed draw loan commitments	2,220,053	2,834,971
Debt commitments	$4,360,554	$5,087,265

Specialty finance equity commitments	$502,181	$193,834
Common equity commitments	10,268	20,548
Equity commitments	$512,449	$214,382

Total Unfunded Commitments	$4,873,003	$5,301,647
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
Organizational and Offering Costs
The Adviser has incurred organization and offering costs on behalf of us in the amount of $3.8 million for the period from Inception to September 30, 2026, of which $3.8 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.
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

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2026, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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
Additionally, we invest in OCIC SLF, Credit SLF and Blue Owl Leasing, Amergin AssetCo, Fifth Season Investments LLC (“Fifth Season”), BOCSO, LSI Financing LLC and Owl HP Finance, controlled affiliated investments, and LSI Financing DAC and Wingspire, non-controlled affiliated investments, as defined in the 1940 Act.
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
We apply ASC 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider our principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
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
Financial and Derivative Instruments
Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. We currently qualify as a “limited derivatives user” and expect to continue to do so. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. We have adopted a derivatives policy and that complies with the recordkeeping requirements of Rule 18f-4.
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

Investments are generally placed on non-accrual status when it is not probable that principal or interest will be collected in full. Accrued interest receivable is generally not carried as an asset once a loan is placed on non-accrual status unless collection is considered probable. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Cash receipts on non-accrual loans are recognized as interest income only when collection of principal is probable and otherwise are applied as a reduction of the loan’s recorded investment. Management may make exceptions to this treatment and determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.
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
Recent Developments
Dividend
On November 3, 2026, our Board approved a distribution of (i) $0.070100 per share, payable on or before December 31, 2026 to shareholders of record as of November 30, 2026, (ii) $0.070100 per share, payable on or before January 29, 2027 to shareholders of record as of December 31, 2026, and (iii) $0.070100 per share, payable on or before February 26, 2027 to shareholders of record as of January 29, 2027.
Equity Raise
Subsequent to September 30, 2026 and through November 2, 2026, we issued 718,826 shares of Class S common stock, 16,588 shares of Class D common stock, and 2,331,870 shares of Class I common stock and have raised total gross proceeds of $6.6 million,$0.2 million and $21.4 million, respectively. In addition, we received $27.8 million in subscription payments which we accepted on November 2, 2026 and, which is pending our determination of the net asset value per share applicable to such purchase.
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
As of September 30, 2026, 97.8% of our debt investments based on fair value were at floating rates. Additionally, the weighted average floor, based on fair value, of our debt investments was 0.7%.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$968	$500	$468
Up 200 basis points	645	333	312
Up 100 basis points	323	167	156
Down 100 basis points	(323)	(167)	(156)
Down 200 basis points	(644)	(333)	(311)
Down 300 basis points	(964)	(500)	(464)
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

Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of September 30, 2026 and 2025, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Inflation Risk
U.S. inflation rates have fluctuated in recent periods, and remain well above historical levels over the past several decades. Ongoing inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. Persistent inflationary pressures could affect our portfolio companies’ profit margins.
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
(b)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
For the quarter ended September 30, 2026, other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.
In order to satisfy the reinvestment portion of our dividends for the quarter ended September 30, 2026, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price	Share Class
July 1, 2026	June 30, 2026	2,204,594	9.05	Class S
July 1, 2026	June 30, 2026	60,651	9.06	Class D
July 1, 2026	June 30, 2026	4,029,099	9.08	Class I
August 1, 2026	July 31, 2026	2,200,079	9.07	Class S
August 1, 2026	July 31, 2026	61,043	9.08	Class D
August 1, 2026	July 31, 2026	4,040,211	9.09	Class I
September 1, 2026	August 31, 2026	2,193,145	9.11	Class S
September 1, 2026	August 31, 2026	61,227	9.12	Class D
September 1, 2026	August 31, 2026	4,023,846	9.14	Class I
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
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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
4.1
Twelfth Supplemental Indenture, dated as of September 14, 2026, relating to the 6.250% notes due 2029, by and between the Company and Truist Bank, as successor to Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on September 15, 2026).

10.1*
Amendment No. 2 to Credit Agreement and Security Agreement, dated August 20, 2026, among Core Income Funding VII, as Borrower, the Company, as Collateral Manager and Equityholder, Citibank, N.A., as Administrative Agent and a Lender, the Lenders parties thereto, and State Street Bank and Trust Company, as Custodian, Collateral Agent and Collateral Administrator.***

10.2
Registration Rights Agreement, dated as of September 14, 2026, by and among the Company and Goldman Sachs & Co. LLC, BofA Securities, Inc., MUFG Securities Americas Inc., Scotia Capital (USA) Inc. and SMBC Nikko Securities America, Inc., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 15, 2026).

10.3
Registration Rights Agreement, dated as of September 14, 2026, by and among the Company and Goldman Sachs & Co. LLC, BofA Securities, Inc., MUFG Securities Americas Inc., Scotia Capital (USA) Inc. and SMBC Nikko Securities America, Inc., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 15, 2026).

10.4
Fourth Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of September 16, 2026, among Blue Owl Credit Income Corp., the subsidiary guarantors party thereto, the lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 22, 2026).

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

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Supplemental Financial Information of OCIC SLF LLC (Unaudited) as of and for the period ended September 30, 2026.

99.2*	Supplemental Financial Information of Blue Owl Credit SLF LLC (Unaudited) as of and for the period ended September 30, 2026.

99.3*	Supplemental Financial Information of Blue Owl Leasing LLC (Unaudited) as of and for the period ended September 30, 2026.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*    Filed herewith.
**    Furnished herewith.
***     Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Owl Credit Income Corp.

Date: November 5, 2026	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: November 5, 2026	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer